Form 10KSB
period 1996-04-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1996-08-27
CIK 790652

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[MARK ONE]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________TO_____________

                         COMMISSION FILE NUMBER: 0-26028

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                     FLORIDA                                22-2671269
                     -------                                -----------
         (STATE OF INCORPORATION)                    (IRS EMPLOYER IDENT. NO.)

         10281 NW 46TH STREET, SUNRISE, FL.                   33351
         ----------------------------------                   -----
           (ADDRESS OF PRINCIPAL OFFICE)                    (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER: (954)746-0500

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year. -0-

Based on the average closing bid and asked prices of the common stock on July 25, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $19,708,081.

The number of shares outstanding of each of the issuer's classes of common equity, as of July 25, 1996: 23,021,789. The number of shares outstanding of the issuer's class of preferred equity (Series A Convertible Preferred), as of July 25, 1996: 1,000.

                                                                               2
    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE "KNOWN UNCERTAINTIES" AS SET FORTH HEREIN.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

    Imaging Diagnostic Systems, Inc. is a medical technology company that has developed a system for detecting breast cancer through the skin in a non-invasive and objective procedure. Imaging's system employs a high-speed femto-second pulsed titanium sapphire laser and proprietary scanning geometry and reconstruction algorithms to detect and analyze masses in the breast for indicia of malignancy or benignancy. The Company believes that its proposed breast cancer diagnostic product, the Computed Tomography Laser Mammography(CTLM\trademark\) device, will improve early diagnosis, reduce diagnostic uncertainty and decrease the number of biopsies performed on benign lesions.

    The CTLM device will require Food and Drug Administration (FDA) approval prior to commercial distribution in the United States. There can be no assurance that any such approval will be received on a timely basis, or at all, or that any products developed by the Company will be accepted commercially. Furthermore, there can be no assurance that the Company's technology can be adapted for breast screening or for the detection of cancer.

THE COMPUTED TOMOGRAPHY LASER MAMMOGRAPHY DEVICE

    The CTLM device is being developed to provide physicians and patients with immediate information concerning the probability that an identified lesion is malignant or benign. A breast exam utilizing the CTLM device is non-invasive and can be performed by a medical technician in less than 15 minutes. A patient lies face down on the scanning table with a breast hanging pendulously in the scanning chamber. Once the entire breast is scanned the other breast is placed in the chamber for scanning. Each scan takes approximately 3-4 minutes. The procedure is designed to provide the physician and patient with objective, on-site, immediate diagnostic decisions, including whether or not to proceed to surgical biopsy. Further, the device is designed to archive and compare scans and provide the patient with a computer disc (CD) of her scan.

                                                                              3
BREAST CANCER

BACKGROUND

    Breast cancer is one of the most common cancers among women and, notwithstanding the currently available detection modalities, is the leading cause of death among women aged 35 to 45. According to the American Cancer Society ("ACS"),approximately one in nine women in the United States will develop breast cancer during her lifetime. In the United States in 1994, approximately 180,000 women were diagnosed with, and approximately 46,000 women died as a result of, breast cancer. In Europe in 1990, approximately 170,000 cases of cancer were discovered, with an estimated 73,000 deaths. The annual cost of cancer management in the United States alone is approximately $25 billion.

    There is widespread agreement that screening for breast cancer, when combined with appropriate follow-up, will reduce mortality from the disease. According to the NCI, the five-year survival rate decreases from more than 90% to 72% after the cancer has spread to the lymph nodes, and to 18% after it has spread to other organs such as the lung, liver or brain.

    Breast cancer screening is generally recommend as a routine part of preventive healthcare for women over the age of 20 (approximately 90 million in the United States). For these women, ACS has published guidelines for breast cancer screening including:(i)monthly breast self-examinations for all women over the age of 20;(ii)a baseline mammogram for women by the age of 40;(iii)a mammogram every one to two years for women between the ages of 40 and 49;(iv)an annual mammogram for women age 50 or older. As a result of family medical histories and other factors, certain women are at "high risk" of developing breast cancer during their lifetimes. For these women, physicians often recommend close monitoring, particularly if a potentially pre-cancerous condition has been detected.

    Each year approximately eight million women in the United States require diagnostic testing for breast cancer because of a physical symptom, such as a palpable lesion, pain or nipple discharge, discovered through self or physical examination (approximately seven million) or a nonpalpable lesion detected by screening x-ray mammography (approximately one million). Once a physician has identified a suspicious lesion in a woman's breast, the physician may recommend further diagnostic procedures, including diagnostic mammography, ultrasound or fine needle aspiration. In each case, the potential benefits of additional diagnostic testing must be balanced against the costs, risks and discomfort to the patient associated with undergoing the additional procedures. Each of the currently available non-surgical modalities for breast cancer detection has various clinical limitations.

                                                                              4
SCREENING AND DIAGNOSTIC MODALITIES

    Physical examinations may be conducted by a physician as part of a medical examination, or by a woman performing a breast self-examination; however, a physical examination of the breast can only detect relatively large lesions, which may be advanced cancers. Furthermore, physical examination of the breast does not reliably distinguish between malignant and benign tissue. More than half the women who menstruate will have a lump in a breast at some point, but fewer than 10% of such lumps will be malignant.

    Mammography is an x-ray modality commonly used for both routine breast cancer screening and as a diagnostic tool. A mammogram produces and image of the internal structure of the breast which is intended to display lesions as blurry white spots against normal tissue. In a screening mammogram, radiologist seek to detect suspicious lesions, while in a diagnostic mammogram radiologist seek to characterize suspicious lesions. Mammograms require subjective interpretation by a radiologist and are often uncomfortable for the patient. Because x-ray mammography exposes the patient to radiation, ACS recommends mammograms be limited to once per year. In addition, x-ray mammography is considered to be less effective for women under the age of 50 who generally have radiographically dense breast tissue. The average cost of a diagnostic mammogram is approximately $120 to $180 per procedure, and requires the use of capital equipment ranging in cost from approximately $75,00 to $225,000. Due the high capital costs associated with mammography equipment and the specialized training necessary to operate the equipment and to read x-ray images, mammography is usually available only at specialty clinics or hospitals.

    Ultrasound uses high frequency sound waves to create an image of soft tissues in the body. Like mammography, this image requires interpretation by a physician. Ultrasound's principal role in breast cancer diagnosis has been to assist the physician in determining whether a palpable lesion is likely to be a cyst (usually benign) or a solid mass (potentially cancerous). The average cost for an ultrasound of the breast is approximately $75 to $300 per procedure and requires the use of capital equipment ranging in cost from approximately $60,000 to $200,000. Like mammography, ultrasound is generally performed at specialty clinics or hospitals.

    Other currently available non-surgical diagnostic techniques include fine needle aspirations, core needle biopsy and stereotactic needle biopsy. In each of these procedures a physician seeks to obtain cell samples from suspicious lesions through a needle for analysis by a cytopathologist. Inadequate sampling often renders these tests invalid. These procedures are invasive, require follow-up and range in cost from approximately $370 to $1,000 per procedure.

    Due in part to the limitations of the currently available modalities to identify malignant lesions, a large number of

                                                                               5
patients with suspicious lesions proceed to surgical biopsy, an invasive and expensive procedure. Approximately 800,000 surgical biopsies are performed each year in the United States, of which approximately 700,000 result in the surgical removal of benign breast tissue. The average cost of a surgical biopsy ranges from approximately $1,000 to $5,000 per procedure. Thus biopsies of benign breast tissue cost the U.S. health care system approximately $2.45 billion annually. In addition, biopsies result in pain, scarring and anxiety to patients. Patients who are referred to biopsy usually are required to schedule the procedure in advance and generally must wait several days to receive their biopsy results.

    The Company believes that the shortcomings of current breast cancer management which include discomfort and exposure to radiation represent a significant market opportunity for non-invasive and objective technology. The use of the CTLM device to detect breast cancer is believed to be especially promising for women between the ages of 20 to 50 (over 50 million women in the United States) for whom x-ray mammography has lower efficacy. These women often present diffuse palpable benign breast conditions which can mask malignancies or pre-malignant conditions.

REGULATORY AND CLINICAL STATUS

    In order to sell the CTLM device commercially in the United States the Company must obtain marketing clearance from the FDA. The Company plans to file a Pre-Market Approval Application (PMA) with the FDA to obtain marketing clearance.

    A PMA application must be supported by extensive data, including preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Following receipt of a PMA application, if the FDA determines that the application is sufficiently complete to permit substantive review, the agency will "file" the application. Under the Food, Drug and Cosmetic Act, the FDA has 180 days to review a PMA application.

    The FDA has adopted a policy of expedited review which is available to medical devices satisfying one or more of the following criteria:

       \bullet\ The device addresses a condition which is serious or life-threatening or presents a risk of serious injury for which no alternative legally marketed diagnostic/therapeutic modality exists.

       \bullet\ The device addresses a condition which is life-threatening or irreversibly debilitating, and provides for clinically important earlier diagnosis or significant advances in safety and/or effectiveness over existing alternatives.

       \bullet\ The device represents a clear clinically meaningful advantage over existing technology, defined as having major (not incremental) increased effectiveness or reduced risk compared to existing technology.

       \bullet\ The availability of the device is otherwise in the best interest of the public health.

    On February 9, 1996, the Company's Phase I Investigational Device Exemption
(IDE) application was approved by the FDA. An approved IDE application permits a device, that would otherwise be subject to marketing clearance, to be shipped lawfully for the purpose of conducting a clinical study.

    The Phase I study will be conducted at the Strax Breast Diagnostic Institute located in Lauderhill, Florida. The study will involve 50 patients. Immediately after the 50 patient study is completed, the Company will submit its Phase II application to the FDA. The Phase II study will encompass the establishment of 4-6 clinical sites at major hospitals in the United States. These clinical sites will be used to accumulate the approximately 400-500 clinical studies to be submitted with the PMA application. At present, the Company anticipates submitting its PMA application at the beginning of the second calendar quarter for 1997.

    On April 29, 1996, the Company was given approval by the FDA to conduct a discrete number of (5-7) calibration studies at its facilities in Sunrise, Florida. The Company has started this phase of the clinical testing.

SALES AND MARKETING

    The laws of certain European and Asian countries may permit the Company to begin marketing the CTLM device in Europe and Asia before marketing would be permitted in the United States. The Company is considering potential distribution agreements with strategic marketing partners in Europe and Asia and has entered into a distribution agreement with Euro Trading & Finance S.r.l. to market and service the device in Italy.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company is renting 7,630 sq. feet for $5,755 per month at 10281 NW 46th Street, Sunrise, Florida ("Spectrum West").

    On July 24, 1996, the Company entered into a purchase and sale agreement to purchase a 24,000 square foot building located in Plantation, Florida. The Company is expecting to close the transaction prior to September 15, 1996, at which time it will relocate all of its operations.

ITEM 3.  LEGAL PROCEEDINGS

    On April 29, 1996, a complaint was filed against the Company by Stealth Random Corporation ("Stealth") in the Circuit Court of the 17th Judicial Circuit in and for Broward County, case no. 96-05761. The complaint alleges that Stealth is entitled to additional compensation in the form of stock options for services rendered pursuant to a consulting agreement entered into August of 1995. The complaint was dismissed without prejudice by the Court. Stealth filed an amended complaint. The Company filed a motion to dismiss the amended complaint by and through its counsel Steel, Hector and Davis of Miami, Florida. Two of the three counts of the amended complaint were dismissed with prejudice and the third count was dismissed with leave to amend. The Company denies all of the allegations and will continue to vigorously defend the suit.

    The Company is not aware of any other material legal proceedings, pending or contemplated, to which the Company is, or would be, a party or of which any of its property is, or would be, the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    The Company's common stock, no par value, is traded on the over-the-counter bulletin board market. The Company's preferred stock is not traded. There has been trading in the Company's common stock since September 20, 1994. The symbol for the Company's common stock is IMDS.

         QUARTER ENDING                         HIGH BID               LOW BID
      FISCAL YEAR 1995
      September/1994                             $1 38                  $1.00
      December/1994                              $1.44                  $ .75
      March/1995                                 $2.19                  $ .50
      June/ 1995                                 $2.12                  $1.46

      FISCAL YEAR 1996
      September/1995                              $.78                   $.71
      December/1995                              $3.15                  $3.06
      March/1996                                 $8.25                  $8.00
      June/ 1996                                 $3.90                  $3.87


    The bid price which states over-the-counter market quotations reflect inter-dealer prices without real mark-up, markdown or

                                                                               8
commissions and may not necessarily represent actual transactions.

    The Company has approximately 512 shareholders of record of its common stock as of July 25, 1996.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Since its inception (December 10, 1993), Imaging Diagnostic Systems, Inc. (the "Company") has been engaged in research and development associated with its cancer detection technology. As a developmental stage company, the Company has incurred net losses since inception through June 30, 1996 of approximately $4,756,824. The Company expects operating losses will continue for at least the next few years as total costs and expenses increase due principally to increased marketing and manufacturing expenses associated with the anticipated commercialization of the Computed Tomography Laser Mammography (CTLM\trademark\) device, development of, and clinical trials for, the proposed CTLM device and other research and development activities.

    To date, the Company has not marketed, or generated revenues from the commercialization of, any products. The Company's results may vary significantly from period to period depending on several factors, such as the timing of certain expenses and the progress of the Company's research and development and commercialization programs, all of which may be affected by the availability of funds.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

    General and administrative expenses during the twelve months ended June 30, 1996, were $331,326 representing an increase of $261,018 from $70,308 during the twelve months ended June 30, 1995. This increase was primarily due to an expansion of the general operations of the Company associated with hiring additional personnel and an increase in the size of the facilities.

    Compensation and related benefits during the twelve months ended June 30, 1996, were $1,356,733 representing an increase of $1,042,163 from $314,570 during the twelve months ended June 30, 1995. This increase was primarily due to an increase in compensation expense as a result of the vesting of options by executives pursuant to the Company's compensatory non-qualified stock option plan and the hiring of nine employees.

    Research and development expenses during the twelve months ended June 30, 1996 were $829,771, representing an increase of $797,155 from $32,616 during the twelve months ended June 30, 1995. This increase is due to the reclassification of a number of items as a result of a technological change in the development of the Computed Tomography Laser Mammography (CTLM\trademark\) device occurring the fourth quarter of the Company's fiscal year.(see below, Material Fourth Quarter Adjustments)

MATERIAL FOURTH QUARTER ADJUSTMENTS

    On June 17, 1996, it was decided by the Company's Director of Research and Development and the Director of Engineering to discontinue with the development of the then, current proprietary scanner and data collection system, components of the prototype CTLM device, and to begin development of a 3rd generation scanner and data collection system. As a consequence, certain items amounting to $677,395 were reclassified as follows: $512,453 as research and development expense and $164,941 as lab equipment.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception by the issuance of equity securities with aggregate net proceeds of approximately $8,376,357. In March, 1996 the Company received net proceeds of approximately $3,600,000 from the private placement of its Series A Convertible Preferred Stock offering and approximately $1,600,000 from the private placement of its common stock pursuant to Regulation S of the Securities Act of 1933, as amended.

    The Company's combined cash and cash equivalents totaled $3,975,354 at June 30, 1996, representing an increase of $3,959,295 from $16,059 at June 30, 1995. This increase was primarily due to receipt of approximately $5,200,000 in net proceeds from the private placement of equity securities, Series A Convertible Preferred Shares and Common Shares. The Company does not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for research and development and the expected costs of commercializing it initial product, the CTLM device.

    On July 24, 1996, the Company entered into an agreement to purchase for $1,250,000 a 24,000 sq./ft. office building situated on a five acre tract in Plantation, Florida. The Company plans to close on the transaction on or before September 15, 1996, and will move its entire operations to the building shortly thereafter.

    The Company will require additional funds for its research and development, preclinical and clinical testing, operating expenses, Food and Drug Administration regulatory processes, and manufacturing and marketing programs. Accordingly, the Company will be required to raise additional funds prior to the end of the first quarter of calendar year 1997 in order to continue operations. The Company plans to raise additional funds by either: entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or, placing equity into the public market through an underwritten secondary offering. At the present time there are no written commitments by individuals or entities for the additional funds necessary to continue operations after March, 1997.

KNOWN UNCERTAINTIES

DEVELOPMENTAL STAGE COMPANY

The Company is in the developmental stage, and its proposed operations are subject to the risks inherent in the establishment of a new business enterprise, including the absence of operating history. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new technology, and the competitive and regulatory environment in which the Company will operate. The Company has made no sales to date and has accumulated a net deficit from inception through June 30, 1996. Further, it is likely that additional losses will be incurred in the future.

GOING CONCERN QUALIFICATION

The report of the Company's independent auditor contains an explanatory paragraph as to the Company's ability to continue as a going concern. Among the factors cited by the auditors as raising substantial doubt as to the Company's ability to continue as a going concern is that the Company has incurred losses since inception and is expected to continue to incur losses and is in need of substantial funds. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

POTENTIAL ADVERSE IMPACT OF FDA AND OTHER GOVERNMENT REGULATIONS

The manufacturing and marketing of the Company's product is subject to extensive and rigorous government regulation in the United States, in various states and in foreign countries. In the United States and certain other countries, the process of obtaining and maintaining required regulatory approvals is lengthy, expensive, and uncertain. In the United States, the FDA enforces, where applicable, development, testing, labeling, manufacturing, registration, notification, clearance or approval, marketing, distribution, record keeping, and reporting requirements for medical devices. There can be no assurance that the Company's product will obtain the regulatory clearance or approval required for marketing, or that the Company will be able to comply with any additional FDA, State or Foreign regulatory requirements.

PRODUCTS IN DEVELOPMENT

The key product upon which the Company's plans depend is still in the developmental stage. While the Company is pleased about the progress made to date on these products, the fact remains that products in development may never be completed or, if completed, may not be commercially salable.

COMPETITION

Although the Company is unaware of any other company that is at a stage of development similar to that of the Company, it is aware of other companies involved in the development of similar technology. These companies have far greater capital, marketing and other resources than does the Company. There can be no assurance that these companies will not succeed in developing a similar device and bring it to market prior to the Company.

FINANCING REQUIREMENTS

The Company expects that it may be required to seek additional financing in the future. There can be no assurance that such financing will be available or available on attractive terms, or such financing would not result in a substantial dilution of shareholder's interest.

MARKET ACCEPTANCE

There can be no assurance that physicians or the medical community in general will accept and utilize the CTLM device. The extent that, and rate at which, the CTLM device achieves market acceptance and penetration will depend on may variables including, but not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the CTLM device. Failure of the Company's products to gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

PROPRIETARY TECHNOLOGY

The Company considers patent protection of its technologies to be critical to its business prospects. There can be no assurance that the Company's pending patent application will issue as patents, that any issued patents will provide the Company with significant competitive advantages or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company. The cost of litigation to uphold the validity and prevent infringement of patents can be substantial.

In addition, the Company intends to rely to a significant extent on proprietary know how. There can be no assurance that others will not independently develop superior know-how or obtain access to know-how used by the Company which the Company now considers proprietary.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements

                                      PAGE

         Independent Auditor's Report                           F-1

         Financial Statements

            Balance Sheet                                       F-3

            Statement of Operations                             F-4

            Statement of Stockholders' Equity                   F-5

            Statement of Cash Flows                             F-7

            Notes to Financial Statement                        F-9

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    Effective August 1, 1994, the accounting firm of Chandross & Margolies, P.A. was dissolved. Mr. Margolies formed a new accounting firm under the name of Margolies and Fink, Certified Public Accountants. There were no disagreements as to the accounting practices or principles between the Company and the predecessor accounting firm that would need to be disclosed.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



    The Board of Directors and Stockholders
    Imaging Diagnostic Systems, Inc.


    We have audited the accompanying balance sheet of Imaging Diagnostic Systems, Inc. (a Development Stage Company) as of June 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1996 and 1995 and for the period December 10, 1993 (date of inception) to June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Imaging Diagnostic Systems, Inc. (a Development Stage Company), as of June 30, 1996 and 1995 and the results of its operations and its cash flows for the years ended June 30, 1996 and 1995 and for the period December 10, 1993 (date of inception) to June 30, 1996 in conformity with generally accepted accounting principles.

    The Company is in the development stage as of June 30, 1996 and to date has had no significant operations. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  MARGOLIES AND FINK

    Pompano Beach, Florida
    July 24, 1996

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                             JUNE 30, 1996 AND 1995


                                     ASSETS

                                                                  1996            1995
                                                              -----------     -----------
Current assets:
  Cash                                                        $ 3,975,354     $    16,059
  Loans receivable-stockholders                                      --            48,600
  Prepaid rent                                                     15,900            --
                                                              -----------     -----------

         Total current assets                                   3,991,254          64,659
                                                              -----------     -----------

Property and equipment, net                                     1,050,194         285,976
Prototype equipment                                               575,338         270,375
Other assets                                                       53,010           2,664
                                                              -----------     -----------

                                                              $ 5,669,796     $   623,674
                                                              ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                       $   205,750     $    84,460
  Stockholder loans                                                77,833          48,773
                                                              -----------     -----------

         Total current liabilities                                283,583         133,233
                                                              -----------     -----------

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, 5% cumulative annual
   dividend, no par value; authorized 2,000,000 shares,
   issued 2,400 and 0 shares, respectively                      2,160,000            --

  Common stock, no par value; authorized 48,000,000 shares,
   issued 23,021,789 and 18,614,713, respectively               8,001,721       1,940,855
  Deficit accumulated during the development stage             (4,756,824)       (927,296)
                                                              -----------     -----------

                                                                5,404,897       1,013,559
Less subscriptions receivable                                     (18,684)       (523,118)
                                                              -----------     -----------

         Total stockholders' equity                             5,386,213         490,441
                                                              -----------     -----------

                                                              $ 5,669,796     $   623,674
                                                              ============    ===========

               See accompanying notes to the financial statements.


                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                          FROM
                                                                                        INCEPTION
                                                                                      (DECEMBER 10,
                                                     YEAR ENDED       YEAR ENDED        1993) TO
                                                   JUNE 30, 1996    JUNE 30, 1995    JUNE 30, 1996
                                                   -------------    -------------    -------------
Research and development expenses                  $    829,771     $     32,616     $    885,505
Compensation and related benefits                     1,356,733          314,570        1,671,303
Advertising and promotion expenses                      234,765          105,177          342,029
Selling, general and
   administrative expenses                              331,326           70,308          414,147
Clinical expenses                                       170,754             --            170,754
Consulting expenses                                     303,080           88,219          401,449
Professional fees                                       181,644           48,136          235,133
Trade show expenses                                      85,623           48,871          134,494
Travel and subsistence costs                             99,826           50,189          150,015
Rent expense                                             91,123           33,853          132,626
Interest expense                                           --             21,774           24,309
Depreciation and amortization                           155,346           46,632          205,523
Interest income                                         (58,308)            --            (58,308)
                                                   ------------     ------------     ------------

                                                      3,781,683          860,345        4,708,979
                                                   ------------     ------------     ------------

     Net loss                                        (3,781,683)        (860,345)      (4,708,979)

Dividends on cumulative preferred stock                  47,845             --             47,845
                                                                    ------------     ------------

     Net loss applicable to common shareholders    $ (3,829,528)    $   (860,345)    $ (4,756,824)
                                                   ============     ============     ============


Net loss per common share:

 Weighted average number of common shares            21,781,068       16,881,230       18,614,941
                                                   ============     ============     ============


 Primary net loss per common share                 $      (.176)    $      (.051)    $      (.256)
                                                   ============     ============     ============

               See accompanying notes to the financial statements.


                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY

          PERIOD DECEMBER 10, 1993 (DATE OF INCEPTION) TO JUNE 30, 1996






                                                                                         DEFICIT
                                          PREFERRED STOCK         COMMON STOCK         ACCUMULATED
                                          ---------------         ------------         DURING THE
                                    NUMBER OF               NUMBER OF                  DEVELOPMENT      SUBSCRIPTIONS
                                     SHARES     AMOUNT        SHARES         AMOUNT       STAGE           RECEIVABLE       TOTAL
                                    ---------   ------      ---------       -------    -----------      -------------    -------
Balance at December 10,
 1993(date of inception)              -0-       $ -0-           -0-         $ -0-      $  -0-           $  -0-        $    -0-

Issuance of common stock,
 restated for reverse
 stock split                           -           -          510,000        50,000        -                -             50,000

Acquisition of public shell            -           -          178,752          -           -                -               -

Net issuance of additional
 shares of stock                       -           -       15,342,520        16,451        -                -             16,451

Common stock sold                      -           -           36,500        36,500        -                -             36,500

Net loss                               -           -             -             -        (66,951)            -            (66,951)
                                    -------     -------    ----------     ---------     --------        --------      ----------

Balance at  June 30, 1994              -           -       16,067,772       102,951     (66,951)           -0-            36,000

Common stock sold                      -           -        1,978,791     1,566,595        -            (523,118)      1,043,477

Common stock issued in
 exchange for services                 -           -          115,650        41,559        -                -             41,559

Common stock issued with
 employment agreement                  -           -           75,000        78,750        -                -             78,750

Common stock issued for
 compensation                          -           -          377,500       151,000        -                -            151,000

Net loss                               -           -             -             -       (860,345)            -           (860,345)
                                   --------     -------    ---------      --------      -------          -------      ----------
Balance at  June 30, 1995              -           -       18,614,713     1,940,855    (927,296)        (523,118)        490,441
                                   --------     -------    ----------     ---------     -------          -------      ----------

                                                                    (CONTINUED)

               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

          PERIOD DECEMBER 10, 1993 (DATE OF INCEPTION) TO JUNE 30, 1996




                                                                                         DEFICIT
                                          PREFERRED STOCK        COMMON STOCK          ACCUMULATED
                                          ---------------        ------------          DURING THE
                               NUMBER OF                  NUMBER OF                    DEVELOPMENT     SUBSCRIPTIONS
                                SHARES        AMOUNT       SHARES           AMOUNT        STAGE          RECEIVABLE         TOTAL
                                ------        ------       -------            ------   -----------     --------------    ----------
Balance at  June 30, 1995          -       $      -       18,614,713      $1,940,855   $  (927,296)    $  (523,118)      $  490,441

Preferred stock sold             4,000      3,600,000            -               -             -               -          3,600,000

Common stock sold                  -               -         700,471       1,561,110           -               -          1,561,110

Cancellation of
 stock  subscription               -               -        (410,500)       (405,130)          -           405,130              -

Common stock issued in
 exchange for services             -               -       2,503,789       2,778,718           -               -          2,778,718

Common stock issued with
 exercise of stock options         -               -         191,500         104,375           -            (4,375)         100,000

Common stock issued with
 exercise of options for
 compensation                      -               -         996,400         567,164           -               -            567,164

Conversion of preferred
 stock to common s              (1,600)     (1,440,000)      420,662       1,440,000           -               -                -

Common stock issued as
 payment of preferred stock
 dividends                         -               -           4,754          14,629       (14,629)            -                -

Dividends accrued on preferred
 stock not yet converted           -               -             -               -         (33,216)            -            (33,216)

Collection of stock
 subscriptions                     -               -             -               -             -           103,679          103,679

Net loss                           -               -             -               -      (3,781,683)                      (3,781,683)
                                 -----        ---------   ----------       ---------     ---------       ---------        ---------

Balance at  June 30, 1996        2,400       $2,160,000   23,021,789      $8,001,721   $(4,756,824)    $   (18,684)     $ 5,386,213
                                 =====        =========   ==========       =========    ==========      ==========       ==========

               See accompanying notes to the financial statements.


                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                                                                     FROM
                                                                                                  INCEPTION
                                                                                                (DECEMBER 10,
                                                           YEAR ENDED         YEAR ENDED           1993) TO
                                                          JUNE 30, 1996      JUNE 30, 1995      JUNE 30, 1996
                                                          -------------      -------------      -------------
Net loss                                                   $(3,781,683)       $  (860,345)       $(4,708,979)
                                                           -----------        -----------        -----------
Adjustments to reconcile net loss to net cash
 used for operating activities:
    Depreciation and amortization                              155,346             46,632            205,523
    Noncash compensation and consulting expenses             1,453,944            192,559          1,646,503
    Dividends payable charged to accumulated deficit           (33,216)              --              (33,216)
    (Increase) decrease in loans
       receivable - shareholders                                48,600            (48,600)              --
    Increase in prototype equipment                           (304,963)          (210,675)          (575,338)
    Increase in other assets                                   (50,346)            (1,249)
                                                                                                     (53,010)
    Increase in accounts payable
       and accrued expenses                                    121,290             76,491            205,750
                                                           -----------        -----------        -----------

    Total adjustments                                        1,390,655             55,158          1,396,212
                                                           -----------        -----------        -----------

Net cash used for operating activities                      (2,391,028)          (805,187)        (3,312,767)
                                                           -----------        -----------        -----------

Cash flows from investing activities:
    Capital expenditures                                      (908,666)          (169,717)        (1,166,069)
                                                           -----------        -----------        -----------

    Net cash used for investing activities                    (908,666)          (169,717)        (1,166,069)
                                                           -----------        -----------        -----------

Cash flows from financing activities:
    Proceeds from stockholder loans, net                        29,060            (61,412)            77,833
    Proceeds from issuance of preferred stock                3,600,000               --            3,600,000
    Proceeds from issuance of common stock                   3,629,929          1,043,477          4,776,357

    Net cash provided by financing activities                7,258,989            982,065          8,454,190
                                                           -----------        -----------        -----------

Net increase in cash                                         3,959,295              7,161          3,975,354

Cash and cash equivalents at beginning of period                16,059              8,898                -0-
                                                           -----------        -----------        -----------

Cash and cash equivalents at end of period                 $ 3,975,354        $    16,059        $ 3,975,354
                                                           ===========        ===========        ===========

                                                                   (CONTINUED)

               See accompanying notes to the financial statements.


                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF CASH FLOWS (CONTINUED)




                                                                                           FROM
                                                                                         INCEPTION
                                                                                       (DECEMBER 10,
                                                     YEAR ENDED        YEAR ENDED        1993) TO
                                                    JUNE 30, 1996     JUNE 30, 1995    JUNE 30, 1996
                                                    -------------     -------------    -------------
Supplemental disclosures of cash
 flow information:

        Cash paid for interest                       $      --         $   21,774        $ 24,309
                                                     ==========        ==========        ========


Supplemental disclosures of noncash
 investing and financing activities:

        Issuance of common stock in
          exchange for services                      $  886,780        $   41,559        $928,339
                                                     ==========        ==========        ========


        Issuance of common stock in
          exchange for property and equipment        $   10,900        $   78,750        $89,650
                                                     ==========        ==========        ========


        Issuance of common stock for
          compensation                               $  567,164        $  151,000        $718,164
                                                     ==========        ==========        ========


        Issuance of common stock as
         payment for preferred stock dividends       $   14,629        $     --          $ 14,629
                                                     ==========        ==========        ========

               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

(1) BACKGROUND

The Company,("Imaging Diagnostic Systems, Inc.") was organized in the state of New Jersey on November 8, 1985, under its original name of Alkan Corp. On April 14, 1994, a reverse merger was effected between Alkan Corp. and the Florida corporation of Imaging Diagnostic Systems, Inc.("IDSI-Fl."). IDSI-Fl. was formed on December 10, 1993.(see Note 3) Effective July 1, 1995 the Company changed its corporate status to a Florida corporation.

The Company is in the business of developing medical imaging devices based upon the combination of the advances made in ultrafast electro-optic technology and the unique knowledge of medical imaging devices held by the founders of the Company. Previously, the technology for these imaging devices had not been available. The initial CTLM\trademark\ prototype has been developed with the use of "Ultrafast Laser Imaging Technology"\trademark\, and this technology was first introduced at the "RSNA" scientific assembly and conference during late November 1994. The completed CTLM\trademark\ device was exhibited at the "RSNA" conference November 26-30, 1995. The Company has registered to exhibit the pilot production run CTLM\trademark\ device at the upcoming "RSNA" conference to be held in Chicago on December 1-6, 1996. The Company filed its initial patent application for the CTLM\trademark\ device on June 7, 1995 and has subsequently filed for foreign patent protection.

The initial CTLM\trademark\ prototype produced live images of an augmented breast on February 23, 1995. From the experience gained with this initial prototype, the Company continued its research and development resulting in new hardware and software enhancements. Food and Drug Administration (FDA) approved calibration Investigational Device Exemption ("IDE") clinical testing in the Company's laboratory. This phase of clinical testing was approved for a small number of calibration scans on volunteers. At the conclusion of the calibration studies, the Company will commence its first clinical trial at the Strax Diagnostic Breast Institute under a Phase I - IDE application, which was approved by the FDA on February 9, 1996. Five additional clinical sites are planned by calendar 1996.

The Company is currently in a development stage and is in the process of raising additional capital. There is no assurance that once the development of the CTLM\trademark\ prototype is completed and finally gains Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.

                                                                     (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Use of estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (b) Cash and cash equivalents

    Holdings of highly liquid investments with original maturities of three months of less and investment in money market funds are considered to be cash equivalents by the Company.

    (c) Prototype equipment

    The direct costs associated with the final prototypes have been capitalized. All costs associated with the development of the original prototype, and no longer in use, have been expensed as research and development expenses. Those capitalized costs associated with components for the prototypes which are no longer required, but have a useful life as laboratory equipment, have been reclassified from prototype equipment to laboratory equipment. The prototype costs will be amortized over a period of two years upon placement of the equipment at the clinical testing locations.

    (d) Property and equipment

    Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using straight-line methods over the estimated depreciable lives of the related assets.

    (e) Research and Development

    Research and development expenses consist of expenditures for equipment which are used in testing and the development of the Company's prototypes. All research and development costs are expensed as incurred.

                                                                     (CONTINUED)
                                      F-10

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (f) Net loss per share

    Net loss per share of common stock is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding and common stock equivalents. Stock options and the convertible preferred stock are considered common stock equivalents unless their inclusion would be anti-dilutive.

    (g) Income taxes

    Effective December 10, 1993, the Company adopted the method of accounting for income taxes pursuant to the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the year that includes the enactment date.

(3) MERGER

On April 14, 1994, IDSI-Fl. acquired substantially all of the issued and outstanding shares of Alkan Corp. The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion #16, wherein the shareholders of IDSI-Fl. retained the majority of the outstanding stock of Alkan Corp. after the merger.(see Note 12) As part of the transaction, the certificate of incorporation of Alkan was amended to change its name to Imaging Diagnostic Systems, Inc.

(4) GOING CONCERN

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is totally dependent upon the debt and equity funding.
                                                                     (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(4) GOING CONCERN (CONTINUED)

As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However, management of the Company is continually negotiating with various outside entities for additional funding necessary to complete the clinical testing phase of development, required before they can receive FDA marketing clearance. In addition, management has been able to raise the necessary capital to reach this stage of product development and has been able to fund any capital requirements to date. There is no assurance that once the development of the CTLM\trademark\ prototype is completed and finally gains Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.

(5) STOCKHOLDERS' LOANS - RECEIVABLES AND PAYABLES

The loans receivable as of June 30, 1995 from certain officers represent payroll advances. The officers repaid these loans as a payroll deductions during the fiscal year ended June 30, 1996.

Certain of the major shareholders have advanced funds to the Company in 1995 and 1996. These loans are unsecured and non-interest bearing. These loans have been repaid in full subsequent to June 30, 1996.

(6) PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

                                                     JUNE 30,
                                           --------------------------
                                               1996            1995
                                           -----------     ----------
    Furniture and fixtures                 $    28,199     $   13,555
    Computers and equipment                    164,270         85,194
    Computer software                          789,668        190,523
    Trade show equipment                        81,416         23,490
    Laboratory equipment                       153,758           -
    Leasehold improvements                      38,407         23,391
                                           -----------     ----------

                                             1,255,718        336,153
    Less: accumulated depreciation            (205,524)       (50,177)
                                           -----------     ----------

                  Total                    $ 1,050,194     $  285,976
                                           ===========     ==========

                                                                     (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(6) PROPERTY AND EQUIPMENT (CONTINUED)

The estimated useful lives of property and equipment for purposes of computing depreciation are:

      Furniture, fixtures, computers, laboratory
        equipment and trade show equipment              5-7 years
      Computer software                                  5 years
      Leasehold improvements                            Length of lease (1 year)

(7) OTHER ASSETS

Other assets as of June 30, 1996 and 1995 consist of the following:

                                                     1996             1995
                                                   --------         -------

       Deposit on purchase of new building         $ 50,000         $  -
       Security deposits                              3,010           2,664
                                                   --------         -------

                Totals                             $ 53,010         $ 2,664
                                                   ========         =======

The Company paid a $50,000 deposit on the acquisition of a building, with a purchase price of $1,250,000, as of June 30, 1996. During July 1996 an additional $25,000 was paid upon the signing of the purchase contract. Of the total $75,000 in deposits, $40,000 is non-refundable. The closing date has been scheduled for early September 1996.

(8) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 1996 and 1995 consist of the following:

                                                     1996            1995
                                                   --------        --------

       Accounts payable - trade                    $165,047        $ 83,743
       Preferred stock dividends payable             33,216            -
       Payroll taxes payable                          7,487             717
                                                   --------        --------

                Totals                             $205,750        $ 84,460
                                                   ========        ========

                                                                     (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(9) LEASES

The Company leases certain office equipment and office space under operating leases expiring in various years through June 1998. The Company's lease for its office space expires during the fiscal year ended June 30, 1997. The Company is currently negotiating for the purchase of a building for its office and manufacturing operations. A deposit of $50,000 towards that purchase has been made as of June 30, 1996. (See Note 7)

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of June 30, 1996 for each of the next two years and in the aggregate are:

       FISCAL YEAR ENDED
            JUNE 30,                               AMOUNT
       -----------------                           ------

             1997                                  $3,396
             1998                                   3,396
                                                   ------

       Total minimum future lease payments         $6,792
                                                   ======

(10) INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The company has unused tax loss carryforwards of approximately $4,525,000 to offset future taxable income. Such carryforwards expire in years beginning 2009. The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $1,538,500 and $315,000 at June 30, 1996 and 1995, respectively. The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from July 1, 1995 to June 30, 1996 was an increase of approximately $1,223,500.

(11) CONVERTIBLE PREFERRED STOCK

On April 27, 1995, the Company amended the Articles of Incorporation to provide for the authorization of 2,000,000 shares of no par value preferred stock. The shares were divided out of the original 50,000,000 shares of no par value common stock.

                                                                     (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(11) CONVERTIBLE PREFERRED STOCK (CONTINUED)

The Company issued 4,000 shares of "Series A Convertible Preferred Stock" ("Preferred Stock") on March 21, 1996 under a Regulation S Securities Subscription Agreement. The agreement called for a purchase price of $1,000 per share, with net proceeds to the Company, after commissions and issuance costs, amounting to $3,600,000.

The holders of the Preferred Stock may convert up to 50% prior to May 28, 1996, and may convert their remaining shares subsequent to May 28, 1996 without the payment of any additional consideration, into fully paid and nonassessable shares of the Company's no par value common stock based upon the "conversion formula". The conversion formula states that the holder of the Preferred Stock will receive shares determined by dividing (i) the sum of $1,000 plus the amount of all accrued but unpaid dividends on the shares of Convertible Preferred Stock being so converted by the (ii) "Conversion Price". The "Conversion Price" shall be equal to seventy-five percent (75%) of the Market Price of the Company's common stock; provided, however, that in no event will the "Conversion Price" be greater than the closing bid price per share of common stock on the date of conversion.

The agreement provides that no fractional shares shall be issued. In addition, provisions are made for any stock dividends or stock splits that the Company may issue with respect to their no par value common stock. The Company is also required to reserve and keep available out of its authorized but unissued common stock such number of shares of common stock as shall be available to effect the conversion of all of the outstanding shares of Convertible Preferred Stock. The holders of the Preferred Stock are also entitled to receive a five percent (5%) per share, per annum dividend out of legally available funds and to the extent permitted by law. These dividends are payable quarterly on the last business day of each quarter commencing with the calendar quarter next succeeding the date of issuance of the Preferred Stock. Such dividends shall be fully cumulative and shall accrue, whether or not declared by the Board of Directors of the Company, and may be payable in cash or in freely tradeable shares of common stock.

The Preferred Stockholders shall have voting rights similar to those of the regular common stockholders, with the number of votes equal to the number of shares of common stock that would be issued upon conversion thereof. The Preferred Stock shall rank senior to any other class of capital stock of the Company now or hereafter issued as to the payment of dividends and the distribution of assets on redemption, liquidation, dissolution or winding up of the Company.

                                                                     (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(11) CONVERTIBLE PREFERRED STOCK (CONTINUED)

As of June 30, 1996, 1,600 shares of the Preferred Stock had been converted into a total 425,416 shares (including accumulated dividends) of the Company's common stock. There were 2,400 shares of Preferred Stock remaining to be converted with accumulated dividends in the amount of $33,216 as of June 30, 1996. Subsequent to June 30, 1996, an additional 1,500 shares of Preferred Stock were converted into 582,471 shares of common stock.

(12) COMMON STOCK

On June 8, 1994, at a special meeting of shareholders of the Company, a one for one hundred reverse stock split was approved reducing the number of issued and outstanding shares of common stock from 68,875,200 shares to 688,752 shares (510,000 shares of original stock, for $50,000, and the 178,752 shares acquired in the merger). In addition, the board of directors approved the issuance of an additional 27,490,000 shares of common stock that had been provided for in the original merger documents. However, during April, 1995 the four major shareholders agreed to permanently return 12,147,480 of these additional shares. Therefore, the net additional shares of common stock issued amounts to 15,342,520 shares.

The Company has sold 1,288,069 shares of its common stock through Private Placement Memorandums dated April 20, 1994 and December 7, 1994, as subsequently amended. The net proceeds to the Company under these Private Placement Memorandums were approximately $1,000,000. In addition, the Company has sold 690,722 shares of "restricted common stock" during the year ended June 30, 1995. These shares are restricted in terms of a required holding period before they become eligible for free trading status. As of June 30, 1995, receivables from the sale of common stock during the year amounted to $523,118. The Company has an escrow agent as custodian for these unpaid shares. During the year ended June 30, 1996, 410,500 shares of the common stock related to these receivables were canceled and $103,679 was collected on the receivable. The unpaid balance of $14,309 as of June 30, 1996 is reflected as a reduction to stockholder's equity on the Company's balance sheet.

During the year ended June 30, 1995, 115,650 shares of common stock were issued to satisfy obligations of the Company amounting to $41,559, approximately $.36 per share, which approximated fair market value at the date of issuance.

                                                                     (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(12) COMMON STOCK (CONTINUED)

During the year ended June 30, 1995, wages accrued to the officers of the Company in the amount of $151,000, pursuant to employment agreements with the officers, were satisfied with the issuance of 377,500 shares of restricted common stock. In addition, during the year ended June 30, 1995, 75,000 shares of restricted common stock were issued to a company executive pursuant to the employment agreement with this executive.

During the year ended June 30, 1996, the Company sold, under the provisions of Regulation S, a total of 700,471 shares of common stock. The proceeds from the sale of these shares of common stock amounted to $1,561,110. The Company issued an additional 2,503,789 shares ($2,778,718) of its common stock as a result of the exercise of stock options issued in exchange for services rendered during the year. Cash proceeds associated with the exercise of these options and the issuance of these shares amounted to $1,860,062, with the remaining $918,656 reflected as noncash compensation.

There were a total of 425,416 shares of common stock issued as a result of the conversion of the "Series A Convertible Preferred Stock" and the related accumulated dividends. (See Note 11)

Common stock issued to employees as a result of the exercise of their incentive stock options and their non-qualified stock options amounted to 1,187,900, of which 996,400 shares were issued pursuant to the provisions of the non-qualified stock options and were exercised in a "cash-less" transaction, resulting in compensation to the officers of $567,164.

(13) STOCK OPTIONS

During July 1994, the Company adopted a Stock Option Plan (the "Plan"), whereby employees of the Company may be granted incentive or nonqualified options to purchase up to 2,451,089 shares of the Company's common stock. The Board of Directors has direct responsibility for the administration of the plan. The exercise price of the incentive options to employees must be equal to at least 100% of the fair market value of the common stock as of the date of grant. The exercise price of incentive options to officers, or affiliated persons, must be at least 110% of the fair market value as of the date of grant. Under the plan, an officer may be granted non-qualified options to purchase shares of common stock over the next five calendar years, at a minimum of 250,000 shares per calendar year. The exercise price shall be thirty-five percent of the fair market value at the date of exercise. On July 5, 1995 the Board of Directors authorized an amendment to the Plan to provide that upon exercise of the option, the payment for the shares exercised under the option may be made in whole or in part with shares of the same class of stock. The shares to be delivered for payment would be valued at the fair market value of the stock on the day preceding the date of exercise.

                                                                     (CONTINUED)

                                      F17

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(13) STOCK OPTIONS (CONTINUED)

The Board of Directors also has the right to grant additional options on a discretionary basis. Under this provision, the Board granted to an advisor, who is now presently vice-president and general counsel of the Company, a non-qualified option to purchase 150,000 shares of common stock per year, during the period June 8, 1994 and ending December 31, 1997. The exercise price shall be $0.50 per share or thirty-five percent of the fair market value of the common stock at the date of exercise, whichever is greater. The options do not "vest" until one year from the anniversary date.

The Company will accrue compensation expense, where applicable, in the appropriate accounting periods as required by Accounting Principles Board Opinion #25.

Stock option activity under the Plan was as follows:


                                     INCENTIVE STOCK OPTIONS    NONQUALIFIED OPTIONS
                                     -----------------------    -----------------------
                                     SHARES     OPTION PRICE    SHARES     OPTION PRICE
                                     ------     ------------    ------     ------------
Outstanding at June 30, 1994          -0-                         -0-
   Granted                             71,429   $  1.40         1,050,000       (1)
   Exercised                             -                         -
                                     --------                   ---------

Outstanding at June 30, 1995           71,429   $  1.40         1,050,000
   Granted                            782,563   $.81 - 8.16     1,050,000       (1)
   Exercised                         (164,956)  $  1.25        (1,550,831)  $.35 - 1.18
                                     --------                  ----------

Outstanding at June 30, 1996          689,036   $.81 - 8.16       549,169       (1)
                                     ========                  ==========

At June 30, 1996, 2,953,992 options under the Plan had been granted, of which 571,036 incentive stock options were vested but not exercised and none of the remaining non-qualified stock options were vested. The stock options vest at various rates over periods up to five years. Shares of authorized common stock have been reserved for the exercise of all options outstanding.

(1) The option price of the non-qualified options for shares issued to officers of the Company is thirty-five percent of the fair market value at the date of exercise. The option price of the remaining shares ranged from $.35 per share for one individual, and the greater of $.50 per share or thirty-five percent of the fair market value at the date of exercise for the other individual. When the non-qualified shares were exercised, the fair market value of the common stock ranged from $.94 to $1.18 per share.

                                                                     (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(14) CONCENTRATION OF CREDIT RISK

During the year, the Company has maintained cash balances in excess of the Federally insured limits. The funds are with a major money center bank. Consequently, the Company does not believe that there is a significant risk in having these balances in one financial institution. The cash balance at June 30, 1996 was $3,972,000.

(15) COMMITMENTS AND CONTINGENCIES

On July 5, 1994 the Company entered into five-year employment agreements with its chief executive officer, president and executive vice-president. The agreements provide for compensation to these individuals, during the Company's development stage, at the annual rate of $250,000 (amended by Board of Directors effective January 1, 1996), $78,000, and $104,000, respectively. Additional provisions have been made in these agreements for salary adjustments to all of the individuals including bonus arrangements, once the Company is operational. During the fourth quarter of the fiscal year ended June 30, 1995, the officers of the Company agreed to forgive any compensation provided in their employment contracts until the Company establishes an adequate cash flow. The Company reinstated the compensation to these officers beginning November 1, 1995. On April 1, 1995, the Company entered into a two year agreement with its vice-president and general counsel, and provides for annual compensation of $85,000.

As additional consideration for his development efforts in the CTLM\trademark\ prototype, the chief executive officer has been granted a "development royalty" which will be paid based upon the net foreign and domestic sales, after direct costs and commissions, of the CTLM\trademark\ device. The royalty percent ranges from 2.5% to a maximum of 5%, based upon varying levels of gross sales.

On April 9, 1995, the Company entered into a three-year employment agreement with its Director of Engineering at an annual salary of $100,000. The contract also provided for the issuance of 75,000 restricted shares of the Company's common stock.

During the year ended June 30, 1996, employment agreements were initiated with individuals in management positions within the Company. Annual payments for compensation under these agreements amount to $ 357,000, in the aggregate.

                                                                     (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(16) SUBSEQUENT EVENTS

On July 1, 1996, the Company entered into a "Re-Seller Agreement" with an organization located in Italy, for the sole purpose of providing the organization with exclusive distribution rights within the three countries defined by the agreement. The term of this agreement shall be for twenty-nine months, and the Company and Distributor agree to renew the agreement for an additional two years if the Distributor makes purchases of the CTLM\trademark\ device in an aggregate amount of at least four million U.S. dollars ($4,000,000) during the Initial Term of this agreement.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; AND COMPLIANCE WITH SECTION 16(A) OF THE
         EXCHANGE ACT.

BUSINESS EXPERIENCE

         RICHARD J. GRABLE, 53
         Chief Executive Officer and Director. Mr. Grable was a director of the Company for 1994/1995 and was elected for 1995/1996.

         From March, 1994, to the Present: Mr. Grable is Chief Executive Officer and a Director of Imaging Diagnostic Systems, Inc., Sunrise, Fla., a manufacturer of diagnostic imaging systems. Mr. Grable is primarily responsible for the development of the CTLM\trademark\ device.

         From January, 1994, to February, 1994: Mr. Grable was vice-president, research and development, for Lintronics Technologies, Inc., Tampa, Fla., a manufacturer of breast imaging systems.

         From March, 1992, to December, 1993: Mr. Grable was a an engineering consultant for Lintronics Technologies, Inc., Tampa, Fla., a manufacturer of breast imaging systems.

         From August, 1991 to February, 1992: Mr. Grable was an engineering consultant for Audio Intelligence Devices, Inc., Ft. Lauderdale, Fla., a manufacturer of surveillance devices.

         From May, 1990, to July, 1991: Mr. Grable was an engineering consultant for Telmed, Inc., Ft. Lauderdale, Fla., a software and electronic design company.

         LINDA B. GRABLE, 58
         President and Chairman of the Board of Directors. M rs. Grable was a director of the Company for 1994/1995 and was elected for 1995/1996.

         From March, 1994, to Present: Mrs. Grable is President and a Director of Imaging Diagnostic Systems, Inc., Sunrise, Fla., a manufacturer of diagnostic imaging systems.

         From September, 1991, to February, 1994: Mrs. Grable was President and Director of VCC Communications, Inc., Tampa, Fla., a manufacturer of voltage controlled oscillators (VCO).

         From August, 1988, to April, 1991: Mrs. Grable was President of Lintronics International Ltd., Inc., Plantation, Fla., a manufacturer of breast imaging systems.

                                                                              14
         ALLAN L. SCHWARTZ, 53
         Executive Vice-President, Chief Financial Officer and Director. Mr. Schwartz was a director of the Company for 1994/1995 and was elected for 1995/1996.

         From March, 1994, to Present: Mr. Schwartz is Executive Vice-President and Chief Financial Officer of Imaging Diagnostic Systems, Inc., Sunrise, Fla., a manufacturer of diagnostic imaging systems.

         From April, 1993, to February, 1994: Mr. Schwartz was President and Director of DynaMed Technologies, Inc., Coral Springs, Florida, a company that developed neural network software for use with laser imaging systems.

         From August, 1991, to April, 1993: Mr. Schwartz was President and Director of Tron Industries, Inc., North Lauderdale, Florida, a developer of low voltage neon novelty products.

         From April, 1991, to July, 1991: Mr. Schwartz worked as a manufacturing consultant for SE Enterprises, Miami, Fla., a manufacturer of prototype homes.

         PETER S. KNEZEVICH, 40
         From April, 1995, to Present: Mr. Knezevich is General Counsel and Vice President for Imaging Diagnostic Systems, Inc., Sunrise, Fla., a manufacturer of diagnostic imaging systems.

         From May, 1994, to April 1995: Mr. Knezevich was in the private practice of law.

         From April, 1991, to May, 1994: Mr. Knezevich practiced law with the law firm of Ferrell & Fertel located in Miami, Florida.

         ROBERT H. WAKE, 48
         From April, 1995, to Present: Mr. Wake is Director of Engineering for Imaging Diagnostic Systems, Inc., Sunrise, Fla., a manufacturer of diagnostic imaging systems.

         From January, 1994, to March, 1995: Mr. Wake was a consultant to various companies in 3-D computer imaging.

         From October, 1986, to December, 1993: Mr. Wake founded and was President of Reality Imaging Corporation, Solon, Ohio, a manufacturer of 3-D computer imaging systems. Mr. Wake invented the Voxel Flinger 3-D imaging technology.

FAMILY RELATIONSHIPS

         Mr. Richard J. Grable and Mrs. Linda B. Grable are husband and wife. Further, Richard J. Grable and Linda B. Grable are each "Control Persons" as a result of their control of a majority voting power of the Company's outstanding stock. Both parties disclaim, however, any beneficial interest or ownership in the shares owned by the other party.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation paid or accrued by the Company to all of the Company's executive officers for the fiscal year ended June 30, 1996.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                    ANNUAL COMPENSATION        LONG-TERM COMPENSATION
                    -------------------        ----------------------

                                                               SECURITIES
NAME AND                                       RESTRICTED      UNDERLYING
PRINCIPAL                                      STOCK           OPTIONS/
POSITION             YEAR     SALARY($)        AWARDS($)       SAR'S(#)
- -------------------------------------------------------------------------

Richard J. Grable    1995     $100,000                         357,527
CEO and Director     1996     $183,333(1)

Linda B. Grable      1995     $65,000                          357,527
President and        1996     $91,000(1)
Director

Allan L. Schwartz    1995     $84,000                          357,527
CFO and Director     1996     $124,000(1)

Peter S. Knezevich   1995     $12,500                          315,447
General Counsel      1996     $56,000
Vice President

(1) Salary includes the following amounts which had accrued as of fiscal year end 1995 and which were paid in fiscal year 1996: $20,000, Richard J. Grable; $20,000, Allan L. Schwartz; and, $13,000, Linda B. Grable.

         OPTION GRANTS. The following table sets forth certain information concerning grants of options to purchase Common Stock to the Named Executive Officers during the fiscal year ended June 30, 1996.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                      -------------------------------------

                       INDIVIDUAL GRANTS
                       -----------------
                                                                                POTENTIAL REALIZABLE
                                                                                VALUE AT ANNUAL RATES
                  NUMBER OF      PERCENT OF                                     OF STOCK PRICE
                  SECURITIES     TOTAL OPTIONS                                  APPRECIATION FOR OPTION
                  UNDERLYING     GRANTED TO       EXERCISE OR                   TERM(1)
                  OPTIONS        EMPLOYEES IN     BASE PRICE      EXPIRATION
NAME              GRANTED        FISCAL YEAR      ($/SHARE)       DATE          0%      5%       10%
- ----------------------------------------------------------------------------------------------------
Richard J. Grable 250,000(2)     23%              35% of FMV      7/4/99  $265,000 $330,200 $399,882
                  107,527(2)                      $.93            9/1/99   -       $4,560   $20,219

Linda B. Grable   250,000(3)     23%              35% of FMV      7/4/99  $265,000 $330,200 $433,002
                  107,527(3)                      $.93            9/1/99   -       $4,560   $20,219

Allan L. Schwartz 250,000(4)     23%              35% of FMV      7/4/99  $265,000 $330,200 $9,882
                  107,527(4)                      $.93            9/1/99   -       $4,560   $20,219
Peter S.
Knezevich         199,640(5)     21%              35% of FMV      7/4/00  $211,618 $283,209 $362,642
                  119,047(5)                      $.84            9/1/00   -       $21,550  $46,409


(1) Potential realizable values are based n the fair market value per share as determined by the Company for financial statement purposes and represents hypothetical gains that could be achieved for the respective options if exercised at the date of the grant. The dollar amounts set forth in these columns are the result of calculations at the zero percent, five percent and ten percent rates set by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, of the Common Stock price. There can be no assurance that such potential realizable values will not be more or less than indicated in the table above.

(2) Pursuant to an employment agreement dated July 4, 1994, Mr. Grable was granted an option to purchase 250,000 Common Shares pursuant to the Company's non-qualified stock option plan vesting one year from the grant date. Additionally, on September 1, 1996, Mr. Grable was granted an option to purchase 107,527 shares of Common Stock pursuant to the Company's incentive stock option plan.

(3) Pursuant to an employment agreement dated July 4, 1994, Mrs. Grable was granted an option to purchase 250,000 Common Shares pursuant to the Company's non-qualified stock option plan vesting one year from the grant date. Additionally, on September 1, 1996, Mrs. Grable was granted an option to purchase 107,527 shares of Common Stock pursuant to the Company's incentive stock option plan.

(4) Pursuant to an employment agreement dated July 4, 1994, Mr. Schwartz was granted an option to purchase 250,000 Common Shares pursuant to the Company's non-qualified stock option plan vesting one year from the grant date. Additionally, on September 1, 1996, Mr. Schwartz was granted an option to purchase 107,527 shares of Common Stock pursuant to the Company's incentive stock option plan.

(5) Pursuant to an option agreement dated June 8, 1994, Mr. Knezevich was granted an option to purchase 150,000 Common Shares pursuant to the Company's non-qualified stock option plan vesting one year from the grant date. Additionally, on September 1, 1996, Mr. Knezevich was granted an option to purchase 119,047 shares of Common Stock pursuant to the Company's incentive stock option plan.

      FISCAL YEAR-END OPTION VALUES. The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options as of the fiscal year ended June 30, 1996 by the Name Executive Officers.


                          FISCAL YEAR END OPTION VALUES
                          -----------------------------

                                                    NUMBER OF              VALUE OF
                                                    SECURITIES             UNEXERCISED
                                                    UNDERLYING             IN-THE-MONEY
                                                    UNEXERCISED            OPTIONS
                       NUMBER OF                    OPTIONS AT             AT FISCAL
                       SECURITIES                   FISCAL YEAR END(#)     YEAR END($)
                       UNDERLYING
                       OPTIONS/SARS   VALUE
                       EXERCISED      REALIZED      EXERCISABLE/           EXERCISABLE/
NAME                   (#)            ($)           UNEXERCISABLE          UNEXERCISABLE
- -----------------------------------------------------------------------------------------------
Richard J. Grable      250,000         $243,750     357,527/-         $971,694/-

Linda B. Grable        250,000         $243,750     357,527/-         $971,694/-

Allan L. Schwartz      250,000         $243,750     357,527/-         $971,694/-

Peter S. Knezevich     199,600         $333,132     245,447/82,225    $698,729/$180,600

EMPLOYMENT AGREEMENTS

         The Company entered into five year employment agreements with each of Messrs. Richard J. Grable and Allan L. Schwartz and Mrs. Linda B. Grable beginning July 6, 1994. Pursuant to the terms of the employment agreements, the annual salaries during the Company's development stage are as follows: Richard
J. Grable: $250,000; Linda B. Grable: $78,000; and, Allan L. Schwartz: $104,000. During the Company's operational stage the salaries will be: Richard J. Grable:
$250,000; Linda B. Grable: $78,000, plus 3% of gross sales; and, Allan L.
Schwartz: $156,000. In addition, each employment agreement provides for bonuses, health insurance, car allowance, and related benefits. The bonuses are 5% of the adjusted consolidated net earnings of the Company; no bonuses have been paid. Richard J. Grable receives a royalty bonus based on sales of the CTLM device. The Company entered into a two year employment agreement with Peter S. Knezevich on April

1, 1995, who was made a Vice President of the Company on September 18, 1995.
The agreement currently provides for a salary of $85,000 per year plus the right to participate in the Company's incentive stock option plan and non-qualified stock option plan.

STOCK OPTION PLANS

         The Company has established a non-qualified stock option plan for executives to receive shares of common stock of the Company. The exercise price for the shares is 35% of the fair market value of the shares on the date exercised. Each executive may exercise at least 250,000 shares per year during the term of their employment. At the sole discretion of the Board, the total number of shares subject to the option may be increased. During the fiscal year ended June 30, 1996, each of the three executive officers exercised options and received 250,000 shares.

         The Company has also established an incentive stock option plan, as defined by Section 422, Internal Revenue Code of 1986. For the fiscal year ended June 30, 1996, all of the executive officers are participants in this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         The following table provides information regarding beneficial ownership of the Company's common stock as of July 25, 1996, with respect to the number of shares and respective percentage of shares of common stock of the Company owned by each officer and director of the Company, each beneficial owner of more than five percent (5%) of the Company's common stock and by all directors and officers as a group. Unless otherwise indicated, such stockholders have sole voting and investment power with respect to shares beneficially owned:

NAME AND ADDRESS          NUMBER OF SHARES OWNED    % OF OUTSTANDING
OF BENEFICIAL OWNER       BENEFICIALLY (1)(2)       SHARES OF COMMON STOCK
- -------------------       ----------------------    ----------------------
Richard J. Grable            9,529,567(3)                  41%
Chief Executive Officer
and Director
c/o 10281 NW 46th Street
Sunrise, FL 33351

Linda B. Grable              9,529,567(4)                  41%
President and Director
c/o 10281 NW 46th Street
Sunrise, FL 33351

Allan L. Schwartz            3,767,507(5)                  16%
Chief Financial Officer
and Director
c/o 10281 NW 46th Street
Sunrise, FL 33351

Peter S. Knezevich             220,447(6)                  1%
Vice President and
General Counsel
c/o 10281 NW 46th Street
Sunrise, FL 33351

Malcolm Kanan                1,211,000                   5.2%
153 Harvest Lane
Lincoln Park, New Jersey

All officers and directors    13,517,521                   59%
as a group (4 persons)

(1)Except as indicate in the footnotes to this table, based on information provided by such persons, the persons named in the table above have sole voting power and investment power with respect to all shares of Common Stock shown beneficially owned by them.

(2) Percentage of ownership is based on 23,021,789 shares of Common Stock outstanding as of July 25, 1996. Shares of Common Stock subject to stock options that are exercisable within 60 days as of July 25, 1996 are deemed outstanding for computing the percentage of any other person or group.

(3)Includes 107,527 shares subject to options and 4,422,000 shares owned by the wife of Richard J. Grable, Linda B. Grable, of which he disclaims beneficial ownership.

(4)Includes 107,527 shares subject to options and 5,000,040 shares owned by the husband of Linda B. Grable, Richard J. Grable, of which she disclaims beneficial ownership.

(5)Includes 107,527 shares subject to options and 5,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.

(6)Includes 119,047 shares subject to options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Richard J. Grable and Mrs. Linda B. Grable are husband and wife. Further, Richard J. Grable and Linda B. Grable are each "Control Persons" as a result of their control of majority voting power of the Company's outstanding common stock.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

A)       EXHIBITS INCLUDED HEREIN:

                  EXHIBIT
                    NO.             DESCRIPTION
                    --              -----------
                  (3)(i).1 Certificate and Plan of Merger - is incorporated by reference to Exhibit 3(i) of the Form 10-SB.

                  (3)(i).2 Certificate of Amendment - is incorporated by reference to Exhibit 3(i) of the Form 10-SB.

                  (3)(i).3   Articles of Incorporation and By-Laws (New
                             Jersey) -are incorporated by reference to Exhibit 3
                             (i) of the Company's Form 10-SB, as amended, file number 0-26028, filed on May 6, 1995 ("Form 10-SB").

                  (3)(i).4 Certificate of Dissolution - is incorporated by reference to Exhibit (3)(a) of the Company's Form 10-KSB for the year ending June 30, 1996.


                  (3)(i).5 Articles of Incorporation (Florida)- are incorporated by reference to Exhibit (3)(a) of the Company's Form 10-KSB for the year ending June 30, 1996.

                  (3)(i).6 Amendment to Article of Incorporation - Designation of Series A Convertible Preferred Shares.

                  (3)(ii).1  By-Laws(Florida)- are incorporated by
                             reference to Exhibit (3)(a) of the Company's Form 10-KSB for the year ending June 30, 1996.

                  (4).1 Instruments Defining the Rights of Security Holders - Designation of Series A Convertible Preferred Shares.(See Exhibit (3), above).

                  (10).1 Facilities Lease(s) - are incorporated by reference to Exhibit 10(a) of the Form 10-SB.

                  (10).2 Incentive Stock Option Plan - is incorporated by reference to Exhibit 10(b) of the Form 10-SB.

                  (10).3 Non-Qualified Stock Option Plan - is incorporated by reference to Exhibit 10(b) of the Form 10-SB.

                  (10).4 Employment Agreement(s) - are incorporated by reference to Exhibit 10(c) of the Form 10-SB.

                  (10).5 Lock Up Agreement by and between The Company and Richard J. Grable, Linda B. Grable, and Allan L. Schwartz.

                  27         Financial Data Schedule (for SEC use only)

B) REPORTS ON FORM 8-K

                 99.1        Report dated May 22, 1996.

                            [SIGNATURE PAGE FOLLOWS]

                                                                              20
                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Imaging Diagnostic Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

         By:      /s/LINDA B. GRABLE
                  -------------------
                  Linda B. Grable
                  Chairman of the Board,
                  Director, and President.
                  August 20, 1996

         Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

         By:   /s/LINDA B. GRABLE
               -------------------
               Linda B. Grable
               Chairman of the Board and President

         Date: August 20, 1996

         By:   /s/RICHARD J. GRABLE
               --------------------
               Richard J. Grable
               Director and Chief Executive Officer

         Date: August 20, 1996

         By:   /s/ALLAN L. SCHWARTZ
               ---------------------
               Allan L. Schwartz
               Director and Executive Vice-President

         Dated: August 20, 1996