Form 10QSB
period 1996-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1996-11-19
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[MARK ONE]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
SEPTEMBER 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____TO______

COMMISSION FILE NUMBER:0-26028


                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               FLORIDA                                       22-2671269
               -------                                       ----------
      (STATE OF INCORPORATION)                         (IRS EMPLOYER IDENT. NO.)

6531 N.W. 18TH COURT, PLANTATION, FL                           33313
------------------------------------                           -----
    (ADDRESS OF PRINCIPAL OFFICE)                           (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER: (954)581-9800

      Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of each of the issuer's classes of equity as of September 30, 1996: 24,275,422 shares of Common Stock, no par value; and, 800 shares of Series A Preferred Convertible Stock, no par value.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (a Developmental Stage Company)
                             (formerly Alkan Corp.)


PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Condensed Balance Sheet -
      September 30, 1996 and June 30, 1996                                   3

Condensed Statement of Operations -
      Three months ended September 30, 1996 and 1995,
      and December 10, 1993(date of inception)
      to September 30, 1996                                                  4

Condensed Statement of Cash Flows -
      Three months ended September 30, 1996 and 1995,
      and December 10, 1993(date of inception)
      to September 30, 1996                                                  5

Notes to Condensed Financial Statements                                      6

Management's Discussion and Analysis of Financial
      Condition and Results                                                  7

PART II - OTHER INFORMATION
---------------------------

Item 1, Legal Proceedings................................................... 8

Item 2, Changes in Securities............................................... 8

Item 3, Defaults upon Senior Securities..................................... 8

Item 4, Submission of Matters to a Vote of Security Holders................. 8

Item 5, Other Information................................................... 8

Item 6, Exhibits and Reports on Form 8-K.................................... 9

Signatures ................................................................. 9

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (a Developmental Stage Company)
                             (formerly Alkan Corp.)

                             CONDENSED BALANCE SHEET

                                     ASSETS

                                                    30-SEP-96        30-JUN-96
                                                   -----------      -----------
                                                   (UNAUDITED)           *
Current Assets
     Cash                                          $ 1,523,416      $ 3,975,354
     Loan Recievable                                         0                0
     Prepaid Rent                                        5,300           15,900
                                                   -----------      -----------

     Total Current Assets                            1,528,716        3,991,254
                                                   -----------      -----------

Property and Equipment,net                           2,581,616        1,050,194
Prototype Equipment                                    941,564          575,338
Other Assets                                            12,874           53,010
                                                   -----------      -----------

Total Assets                                       $ 5,064,770      $ 5,669,796
                                                   ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable
        and Accrued Expenses                       $   293,484      $   205,750
     Shareholders Loans                                      0           77,833
                                                   -----------      -----------
Total Current Liabilites                               293,484          283,583

Stockholders' Equity
     Common Stock                                    9,450,522        8,001,721
     Series A Preferred                                720,000        2,160,000
     Deficit Accumulated during
        development stage                           (5,380,552)      (4,756,824)
                                                   -----------      -----------
                                                     4,789,970        5,404,897
     Subscription receivable                           (18,684)         (18,684)
                                                   -----------      -----------
Total Stockholders' Equity                           4,771,286        5,386,213
                                                   -----------      -----------
Total Liabilties and
     Stockholders' Equity                          $ 5,064,770      $ 5,669,796
                                                   ===========      ===========

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statments.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                        (a Developmental Stage Company)
                             (formerly Alkan Corp.)

                        CONDENSED STATEMENT OF OPERATIONS
                                  (unaudited)
                                                                           PERIOD SINCE
                                             THREE MONTHS   THREE MONTHS     INCEPTION
                                                ENDED           ENDED     (10-DEC-93) TO
                                              30-SEP-96       30-SEP-95      SEP-30-96
                                             ------------   ------------  --------------
Research and develop. expenses               $    49,714    $     1,091    $   935,219
Payroll and employee benefits                    312,870         55,476      1,984,173
Advertising expenses                              27,924         26,734        369,953
Selling, general and
    administrative expenses                       84,001         52,032        498,148
Clinical expenses                                  1,828              0        172,582
Consulting expenses                                8,300         47,288        409,749
Professional fees                                 22,415         16,915        257,548
Trade show expenses                               39,209         12,286        173,703
Travel and subsistence costs                      35,602         18,518        185,617
Rent expense                                      13,498         15,900        146,124
Interest expense                                       0             47         24,309
Depreciation and amortization                     55,995         24,661        261,518
Interest Income                                  (36,430)             0        (94,738)
                                             -----------    -----------    -----------
        Net Loss:                            ($  614,926)   ($  270,948)   ($5,323,905)
                                             ===========    ===========    ===========
Dividends on cumulative
        preferred stock                           (8,802)             0        (56,647)

Net loss applicable to common shareholders   ($  623,728)   ($  270,948)   ($5,380,552)

Net loss per share:
        Weighted avg. per shares              24,192,124     18,480,450     20,253,002

        Net Loss                                  ($0.03)       ($0.014)        ($0.26)

The accompanying notes are an integral part of these condensed financial statements

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (a Developmental Stage Company)
                             (formerly Alkan Corp.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (undaudited)
                                                                            PERIOD
                                             THREE          THREE       SINCE INCEPTION
                                          MONTHS ENDED   MONTHS ENDED   (10-DEC-93) TO
                                           30-SEP-96      30-SEP-95        30-SEP-96
                                          ------------   ------------   ---------------
Cash provided by (used for)
  Operations:
   Net income                             ($  614,926)   ($  270,948)     ($5,323,905)
   Changes in assets and liabilities         (249,595)        (9,971)       1,146,617
                                          -----------    -----------      -----------
   Net cash provided by operations           (864,521)      (280,919)      (4,177,288)
                                          -----------    -----------      -----------
Investments
   Capital expenditures                    (1,587,417)      (165,698)      (2,753,486)
                                          -----------    -----------      -----------
   Cash used for investments               (1,587,417)      (165,698)      (2,753,486)
                                          -----------    -----------      -----------
Financing
   Proceeds from stockholder loans, net                                        77,833
   Proceeds from common stock               1,358,802        442,896        6,135,159
   Proceeds from preferred stock           (1,350,000)                      2,250,000
                                          -----------    -----------      -----------
   Cash provided by financing                   8,802        442,896        8,462,992
                                          -----------    -----------      -----------

Net increase in cash                       (2,451,938)        (3,721)       5,498,770
Cash, beginning of period                   3,975,354         16,059                0
                                          -----------    -----------      -----------
Cash, end of period                       $ 1,523,416    $    12,338      $ 5,498,770
                                          ===========    ===========      ===========

The accompanying notes are an integral part of these condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIGICANT ACCOUNTING PRINCIPLES

Basis of Presentation: The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted in the accompanying interim financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 audited financial statements. The results of operations for the three month period ended September 30, 1996 is not necessarily indicative of the results to be expected for the full year.

NOTE - 2 CONVETIBLE PREFERRED

In connection with a funding agreement entered into on March 21, 1996, the Company issued 4,000 shares of Series A Convertible Preferred Stock in consideration for funds received in the amount of $4,000,000. Of the 4,000 shares of Series A originally issued there remains 800 shares.

NOTE - 3 Building Improvements

As of the date of filing the Company has spent approximately $340,440 in improvements to the building that was purchased on August 29, 1996. The Company expects to relocates its entire operations to the facility during the first two weeks of November, 1996.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF SECTION
 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE
  ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE
   PROJECTED AS A RESULT OF THE "KNOWN UNCERTAINTIES" AS SET FORTH IN THE
          COMPANY'S FORM 10 - KSB FOR FISCAL YEAR ENDED 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS

      Imaging Diagnostic Systems, Inc. (the "Company") is a developmental stage business which has been engaged since inception in research and development associated with its cancer detection technology. Because the Company is still in the development stage of its business, the Company has not yet distributed any device based on its cancer detection technology. Therefore, the Company has had no revenue from its operations.

      The Company has incurred net losses since inception through September 30, 1996 of approximately $5,380,552. The Company expects operating losses will continue for at least the next few years as total costs and expenses increase due principally to increased marketing and manufacturing expenses associated with the anticipated commercialization of the Computed Tomography Laser Mammography (CTLM(TM)) device, development of, and clinical trials for, the proposed CTLM device and other research and development activities. There can be no assurance that the Company will complete a device incorporating its technologies, or that sufficient revenues will be generated from sales of such product to allow the Company to operate profitably.

      Property and Equipment was valued for the three month period ended September 30, 1996 at $2,581,616 representing an increase of $1,531,422 from $1,050,194 for the three months ended September 30, 1995. This increase is due primarily to the purchase of a building for $1,250,000 and an increase in software development. The Company expects to relocate its entire operations to the facility during the first two weeks of November, 1996.

      Prototype Equipment was valued for the three month period ended September 30, 1996, at $941,564 representing an increase of $366,226 from $575,338 for the three months ended September 30, 1995. This increase is due primarily to an increase in developmental activities leading to the commercialization of the CTLM device.

      General and administrative expenses during the three months ended September 30, 1996, were $84,001 representing an increase of $31,969 from $52,032 during the three months ended September 30, 1995. This increase was primarily due to an expansion of the general operations of the Company associated with hiring additional personnel and an increase in the size of the facilities.

      Compensation and related benefits during the three months ended September 30, 1996, were $312,870 representing an increase of $257,394 from $55,476 during the three months ended September 30, 1995. This increase was primarily due to an increase in compensation expense as a result of the hiring of an additional sixteen employees.

      The Company's combined cash and cash equivalents totaled $1,523,416 at September 30, 1996, representing an increase of $1,511,078 from $12,338 at September 30, 1995. This increase was primarily due to receipt of approximately $5,200,000 from the private placement of equity securities, Series A Convertible Preferred Shares and Common Shares pursuant to Regulation S. The Company does not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for research and development and the expected costs of commercializing it initial product, the CTLM device.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
        NONE.

ITEM 2. CHANGES IN SECURITIES.
        NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
        HOLDERS.
        NONE

ITEM 5. OTHER INFORMATION.

      On September 9, 1996, the Company finalized the purchase of a 24,000 square foot building situated on 5 acres of land in Plantation, Florida, for $1,250,000. The Company expects to relocate its entire operations to the building during the first two weeks of November, 1996.

      Effective July 1, 1996, the Company terminated its Non-Qualified Stock Option Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        NONE.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized to sign as an officer and as the principal financial officer of the registrant.

IMAGING DIAGNOSTIC SYSTEMS, INC.

      By: /s/ ALLAN L. SCHWARTZ
         --------------------------
              Allan L. Schwartz
              Executive Vice-President
              Chief Financial Officer

              Dated: November 19, 1996