Form 10QSB
period 1996-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1997-02-13
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[MARK ONE]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1996

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

     Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of each of the issuer's classes of equity as of December 31, 1996: 24,273,520 shares of Common Stock, no par value; and, 450 shares of Series B Preferred Convertible Stock, no par value.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (a Developmental Stage Company)


PART I - FINANCIAL INFORMATION                                          PAGE
------------------------------                                          ----

Report of independent certified
     public accountants...................................................3

Condensed Balance Sheet -
     December 31, 1996 and June 30, 1996..................................5

Condensed Statement of Operations -
     Three months and six months ended December 31,
     1996 and 1995,and December 10,
     1993 (date of inception) to December 31, 1996........................6

Condensed Statement of Cash Flows -
     Six months ended December 31, 1996 and 1995,
     and December 10, 1993(date of inception) to December 31,
     1996.................................................................7

Notes to Condensed Financial Statements ..................................8

Management's Discussion and Analysis of
Financial Condition and Results...........................................9

PART II - OTHER INFORMATION
---------------------------

Item 1,  Legal Proceedings................................................10

Item 2,  Changes in Securities............................................10

Item 3,  Defaults Upon Senior Securities..................................11

Item 4,  Submission of Matters To a Vote of
             Security Holders ............................................11

Item 5,  Other Information................................................11

Item 6, Exhibits and Reports on Form 8-K..................................12

Signatures ...............................................................13

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
Imaging Diagnostic Systems, Inc.

We have audited the accompanying balance sheet of Imaging Diagnostic Systems, Inc. (a Development Stage Company) as of December 31, 1996 and June 30, 1996, and the related statements of operations and cash flows for the three and six months ended December 31, 1996 and 1995, and for the Period December 10, 1993 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Imaging Diagnostic Systems, Inc. (a Development Stage Company), as of December 31, 1996 and June 30, 1996, and the results of its operations and its cash flows for the three and six months ended December 31, 1996 and 1995, and for the period December 10, 1993 (date of inception) to December 31, 1996 in conformity with generally accepted accounting principles.

The Company is in the development stage as of December 31, 1996 and to date has had no significant operations. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   MARGOLIES AND FINK

January 20, 1997

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)

                             CONDENSED BALANCE SHEET

                                     ASSETS

                                     DECEMBER 31, 1996    JUNE 30, 1996
                                     -----------------    -------------

Current Assets
     Cash                                 $  3,886,509    $  3,975,354
     Prepaid expenses                           10,053          15,900
                                          ------------    ------------
         Total Current Assets                3,896,562       3,991,254
                                          ------------    ------------
Property and Equipment, net                  3,868,698       1,050,194
                                          ------------    ------------

Prototype Equipment                            937,562         575,338
Other Assets                                     9,635          53,010
                                          ------------    ------------
                                               947,197         626,348
                                          ------------    ------------
Total Assets                              $  8,712,457    $  5,669,796
                                          ------------    ------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable
         and Accrued Expenses                  497,549         205,750
     Current maturity of capital
         lease obligation                        8,499            --
     Shareholder Loans                            --            77,833
                                          ------------    ------------

Total Current Liabilities                      506,048         283,583
                                          ------------    ------------

Long-Term capital lease
         obligation                             41,149            --
                                          ------------    ------------
Stockholders' Equity
     Convertible Preferred
         (Series A) 5% cum. Div                   --         2,160,000
     Convertible Preferred
         (Series B) 7% cum. Div              4,500,000            --
     Common Stock                           10,474,577       8,001,721
     Deficit Accumulated during
         development stage                  (6,785,008)     (4,756,824)
                                          ------------    ------------

                                             8,189,569       5,404,897

Less subscription receivable                   (24,309)        (18,684)
                                          ------------    ------------

Total Stockholders' Equity                   8,165,260       5,386,213
                                          ------------    ------------
Total Liabilities and
         Stockholders' Equity             $  8,712,457    $  5,669,796
                                          ------------    ------------

                  The accompanying notes are an integral part
                    of these condensed financial statements

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)

                        CONDENSED STATEMENT OF OPERATIONS


                                          6 MONTHS ENDED                   3 MONTHS ENDED          SINCE INCEPTION
                                           DECEMBER 31,                      DECEMBER 31,          (12/31/93) TO
                                       1996            1995               1996          1995       DECEMBER 31, 1996
                                   -------------------------         ------------------------      -----------------
Operating Expenses:
     Research/Development          $  179,725      $   1,167        $   130,011     $      76       $ 1,065,230
     Compensation/Benefits            880,018        350,598            567,148       295,122         2,551,321
     Advertising/Promotion            102,229         77,437             74,305        50,703           442,171
     General/Administrative           275,472         55,108            207,149        12,999           652,104
     Clinical expenses                 11,852           --               10,024          --             182,606
     Consulting expenses               37,420         72,333             29,120        25,045           438,869
     Insurance costs                   59,144         11,016             43,466          --             104,099
     Professional fees                 65,672         22,205             43,257         5,290           295,452
     Stockholder expenses              23,373           --               23,373          --              23,373
     Travel/Subsistence                86,948         45,078             51,346        28,020           236,963
     Trade show expenses              114,796         27,389             75,587        15,103           249,290
     Rent expense                      36,506         23,850             23,008         7,950           169,132
     Depreciation/Amm                 177,586         55,863            121,591        31,202           383,109
     Interest expense                     391             46                391             1            24,700
     Interest Income                  (51,417)          --              (14,987)         --            (109,725)

                                    1,999,715        742,090          1,384,789       471,511         6,708,694
                                   ----------     ----------         ----------    ----------        ----------


         Net Loss                  (1,999,715)      (742,090)        (1,384,789)     (471,511)       (6,785,008)

Dividends on cumulative
     preferred stock                   28,469           --               19,667          --              76,314
                                   ----------     ----------         ----------    ----------        ----------

Net loss applicable to
     common shareholders          $(2,028,184)     $(742,090)       $(1,404,456)    $(471,511)      $(6,785,008)
                                  ===========      =========        ===========     =========       ===========

Primary net loss
     per common share                  $(.079)        $(.039)            $(.054)        $(.02)           $(.345)

Weighted avg
no. of common shares               25,676,846     18,870,569         25,926,254    19,126,424        19,648,846

                  The accompanying notes are an integral part
                    of these condensed financial statements


                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)



                        CONDENSED STATEMENT OF CASH FLOWS


                                                    SIX MONTHS                  SINCE INCEPTION
                                                    ENDED DECEMBER 31,          (12/10/93) TO
                                                    1996             1995       DECEMBER 31, 1996
                                                 ----------------------------     -----------------

Cash provided by (used for) Operations:
      Net income                                 $ (1,995,715)       (742,090)    $(6,708,694)
      Changes in  assets and liabilities              435,145        (189,491)      1,831,357
                                                 ------------      ----------      ----------
      Net cash provided by operations              (1,564,570)       (931,581)      4,877,337
                                                 ------------      ----------      ----------

Investments
     Capital expenditures                           2,945,801         311,554       4,111,870
                                                 ------------      ----------      ----------
     Cash used for investments                      2,945,801         311,554       4,111,870
                                                 ------------      ----------      ----------


Cash flows from financing activities:
     Repayment of capital lease obligation               (641)           --              (641)
     Proceeds from stockholder loans, net             (77,833)        (14,000)
     Proceeds from issuance of preferred stock      4,500,000            --         8,100,000
    Proceeds from issuance of common stock               --         1,398,723       4,776,357
                                                 ------------      ----------      ----------

     Net cash provided by financing activities      4,421,526       1,384,723      12,875,716
                                                 ------------      ----------      ----------

Net increase(decrease) in cash                        (88,845)        141,588       3,886,509

Cash, beginning of period                           3,975,354          16,059            --
                                                 ------------      ----------      ----------

Cash, end of period                              $  3,886,509    $    157,647    $  3,886,509
                                                 ------------      ----------      ----------

                  The accompanying notes are an integral part
                    of these condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -  BASIS OF PRESENTATION

The financial information included herein has been condensed from audited financial statements prepared as of December 31, 1996. The results of operations for the three month and six month period ended December 31, 1996 is not necessarily indicative of the results to be expected for the full year.

NOTE 2 - GOING CONCERN

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is totally dependent upon the debt and equity funding.

As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However, management of the Company is continually negotiating with various outside entities for additional funding necessary to complete the clinical testing phase of development, required before they can receive FDA marketing clearance. In addition, management has been able to raise the necessary capital to reach this stage of product development and has been able to fund any capital requirement to date. There is no assurance that once development of the CTLMTM prototype is completed and finally gains Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.

 THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF SECTION
  27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE
   ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE
     PROJECTED AS A RESULT OF THE "KNOWN UNCERTAINTIES" AS SET FORTH IN THE
              COMPANY'S FORM 10 - KSB FOR FISCAL YEAR ENDED 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         ------------------------------------

        Imaging Diagnostic Systems, Inc. (the "Company")is a developmental stage business which has been engaged since inception in research and development associated with its cancer detection technology. Because the Company is still in the development stage of its business, the Company has not yet distributed any device based on its cancer detection technology. Therefore, the Company has had no revenue from its operations.

        The Company has incurred net losses since inception through December 31, 1996 of approximately $6,785,008. The Company expects operating losses will continue for at least the next few years as total costs and expenses increase due principally to increased marketing and manufacturing expenses associated with the anticipated commercialization of the Computed Tomography Laser Mammography (CTLMtm) device, development of, and clinical trials for, the proposed CTLM device and other research and development activities. There can be no assurance that the Company will complete a device incorporating its technologies, or that sufficient revenues will be generated from sales of such product to allow the Company to operate profitably.

RESULTS OF OPERATIONS

        General and administrative expenses during the three months and six months ended December 31, 1996, were $207,149 and $275,472, respectively, representing an increase of $194,150 AND $220,364 FOR THE CORRESPONDING PERIODS FOR 1995. The increase during the three month period ending December 31, 1996, was primarily due to an expansion of the general operations of the Company associated with hiring additional employees and relocating the Company's operations to a new facility.

        Compensation and related benefits during the three months and six months ended December 31, 1996, were $567,148 and $880,018, respectively, representing an increase of $272,026 and $529,420 for the corresponding periods for

1995. This increase was primarily due to an increase in compensation expense as a result of the hiring of an additional 8 employees during six month period ending December 31, 1996.

BALANCE SHEET DATE

        The Company's combined cash and cash equivalents totaled $3,886,509 for the period ending December 31, 1996. This is an decrease of $88,845 from $3,975,354 for the period ending June 30, 1996. On December 17, 1996, Imaging Diagnostic Systems, Inc. finalized a private placement transaction resulting in $4,500,000 in equity financing. See Item 5, Other Information.

        The Company does not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for research and development and the expected costs of commercializing it initial product, the CTLM device.

        Property and Equipment was valued at $3,868,698 for the period ending December 31, 1996, this is an increase of $2,818,504 from $1,050,194 for the period ending June 30, 1996. This increase is due primarily to the purchase of a building for $1,250,000 and attendant improvements. The Company has moved its entire operations to the new facility.

        Prototype Equipment was valued for the period ended December 31, 1996, at $937,562. This represents an increase of $362,224 from $575,338 for the period ended June 30, 1996. This increase is due primarily to an increase in developmental activities leading to the commercialization of the CTLM device.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.
         None.

Item 2.  Changes in Securities.

         Effective December 13, 1996, the Board of Directors amended the articles of incorporation of the Company in order to designate a class of shares as Series B Convertible Preferred. The Series B Preferred has rights and Preferences that materially limit or qualify the rights of the registered common stock. The series B holders have a liquidation preference of $10,000 per share and have a right to a 7% quarterly dividend payable in cash or common stock at the option of the holder.

Item 3.  Defaults Upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         (a) On October 23, 1996 the Company held its annual meeting of Shareholders.

         (b) The following individuals were elected directors of the Company:
Richard J. Grable, Linda B. Grable, and Allan L. Schwartz.

         (c) The following is a brief description of each matter voted upon at the meeting; and, the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, including a separate tabulation with respect to each nominee for office:

             (1) To elect three (3) directors to serve a one year term expiring upon the 1997 Annual Meeting of Stockholders or until his successor is duly elected and qualified:

                         For           Withheld       Non-Votes

Richard J. Grable:    22,121,767         7,800        1,347,852

Linda B. Grable:      22,120,565         9,000        1,347,852

Allan L. Schwartz:    21,921,762       207,800        1,347,852


             (2) To ratify the selection of Margolies and Fink as independent auditors for the Company for the fiscal year ending June 30, 1997: For - 22,096,647; Against - 14,350; Withheld - 18,570; Non-Votes - 1,347,852.

Item 5.  Other Information.

        On December 17, 1996, the Company issued 450 shares of Series B Convertible Preferred Stock ("Preferred")and 112,500 Warrants ("Warrants") in reliance upon the exemption from registration afforded by Regulation D and Section 4(2) of the Securities Act of 1933, as amended, to institutional money managers. A registration statement regarding the common stock associated with the transaction will be made to the Securities and Exchange Commission. The Company did not pay any investment banking fees in connection with this transaction.

        The holder of the Preferred may convert 34% of the Preferred 80 days after issuance; 67% of the Preferred 100 days after issuance; and, 100% in aggregate 120 days after issuance. The Preferred are to be converted based on the lower of 82% of the average closing bid price 5 trading days preceding notice of conversion by the holder or $3.85 per Preferred share. The Warrants are exercisable at any time for an exercise price of $5.00 and will expire five
(5) years from date of issue.

        The Company anticipates using the proceeds from the private placement for general corporate purposes and for continued clinical trials of the Computed Tomography Laser Mammography (CTLMTM) device which includes the establishment of an 4-6 clinical sites. The Company expects to collect significant clinical data from the sites which will be incorporated into a PMA filing with the Food and Drug Administration and hopes to receive expedited review based on the clinical data.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

EXHIBITS                       DESCRIPTION
--------                       -----------

3.(i).8 Amendment to Articles of Incorporation (Designation of Series B Preferred Stock) Incorporated by reference to Exhibit 3.(I).7 of the Company's filing on Registration Statement S-1 file no. 333-21243.

10.8 Subscription Agreement by and between Imaging Diagnostic Systems, Inc. and Goodland International Investment Ltd. dated December 13, 1996 - Incorporated by reference to Exhibit 10.6 of the Company's filing on Registration Statement S-1 file no. 333-21243.

10.9 Subscription Agreement by and Between Imaging Diagnostic Systems, Inc. and Weyburn Overseas Limited dated December 13, 1996 - Incorporated by reference to Exhibit 10.7 of the Company's filing on Registration Statement S-1 file no. 333-21243.

27             Financial Data Schedule

(b) Reports On Form 8-K

99.3           Report dated January 6, 1997 - Incorporated by reference to
               Exhibit 99.2 of the Company's filing on Registration Statement S-1 file no. 333-21243.



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

Imaging Diagnostic Systems, Inc.

        By:    /s/ ALLAN L. SCHWARTZ
               --------------------------
               Allan L. Schwartz
               Executive Vice-President
               Chief Financial Officer

               Dated: February 11, 1997

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
  27         Financial Data Schedule