Form 10QSB
period 1997-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1997-05-16
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: MARCH 31, 1997
                                            --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____to______

Commission file number: 0-26028
                        -------

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                 (Name of small business issuer in its charter)

            FLORIDA                                        22-2671269
    ------------------------                       -------------------------
    (State of incorporation)                       (IRS employer Ident. No.)

6531 N.W. 18TH COURT, PLANTATION, FL                        33313
------------------------------------                     ----------
   (address of principal office)                         (Zip Code)

Registrant's telephone number: (954)581-9800

      Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of each of the issuer's classes of equity as of March 31, 1997: 24,462,584 shares of Common Stock, no par value; and, 450 shares of Series B and 250 shares of Series C Preferred Convertible Stock, no par value.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)

PART I - FINANCIAL INFORMATION                                         PAGE
------------------------------                                         ----

Condensed Balance Sheet -
      March 31, 1997 and June 30, 1996..........................        3

Condensed Statement of Operations -
      Three months and nine months ended March 31,
      1997 and 1996,and December 10,
      1993(date of inception)   to March 31, 1997...............        4

Condensed Statement of Cash Flows -
      Nine months ended March 31, 1997 and 1996, and
      December 10, 1993(date of inception)
      to March 31, 1997.........................................        5

Notes to Condensed Financial Statements ........................        6

Management's Discussion and Analysis of
Financial Condition and Results.................................        7

Part II - Other Information

Item 1,    Legal Proceedings....................................        8

Item 2,    Changes in Securities................................        8

Item 3,    Defaults Upon Senior Securities......................        9

Item 4,    Submission of Matters To a Vote of
           Security Holders ....................................        9

Item 5,    Other Information....................................        9

Item 6,    Exhibits and Reports on Form 8-K.....................       10

Signature .....................................................        11

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)

                             CONDENSED BALANCE SHEET

                                     ASSETS

                                             MARCH 31, 1997      JUNE 30, 1996
                                              ------------       ------------
                                              (Unaudited)               *
Current Assets
      Cash                                    $  4,850,982       $  3,975,354
      Prepaid expenses                              10,053             15,900
      Loan Receivable                               17,040                 -_
                                              ------------       ------------

           Total Current Assets                  4,878,075          3,991,254
                                              ------------       ------------

Property and Equipment, net                      4,198,363          1,050,194
                                              ------------       ------------

Prototype Equipment                              1,105,301            575,338
Other Assets                                         9,635             53,010
                                              ------------       ------------
                                                 1,114,936            626,348
                                              ------------       ------------

Total Assets                                  $ 10,191,374       $  5,669,796
                                              ------------       ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts Payable
           and Accrued Expenses                    368,509            205,750
      Current maturity of capital
           lease obligation                          7,692               --
      Accrued Dividends Payable                     90,832               --
      Shareholder Loans                               --               77,833
                                              ------------       ------------

Total Current Liabilities                          467,033            283,583
                                              ------------       ------------
Long-term capital lease
           obligation                               40,032               --
                                              ------------       ------------

Stockholders' Equity
      Convertible Preferred
           (Series A) 5% cum. Div                     --            2,160,000
      Convertible Preferred
           (Series B) 7% cum. Div                4,500,000               --
      Convertible Preferred
           (Series C) 7% cum. Div                2,500,000               --
      Common Stock                              12,962,338          9,941,066
      Additional Paid-In-Capital                 1,069,874          1,372,540
      Deficit Accumulated during
           development stage                   (11,166,094)        (7,793,084)
                                              ------------       ------------

                                                 9,866,118          5,680,522

Less subscription receivable                       (24,309)           (18,684)
Less deferred compensation                        (157,500)          (275,625)
                                              ------------       ------------

Total Stockholders' Equity                       9,684,309          5,386,213
                                              ------------       ------------

Total Liabilities and

           Stockholders' Equity               $ 10,191,374       $  5,669,796
                                              ------------       ------------


                  * Condensed from audited financial statements
                   The accompanying notes are an integral part
                     of these condensed financial statements



                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                                   (Unaudited)

                        CONDENSED STATEMENT OF OPERATIONS

                                               9 MONTHS ENDED               3 MONTHS ENDED             SINCE INCEPTION
                                               MARCH 31,                    MARCH 31,                  (12/10/93) TO
                                               1997           1996          1997               1996     MARCH 31,1997
                                               -------------------          -----------------------     --------------
Operating Expenses:
      Compensation and related
      benefits:
       Administrative/Engineering              923,313        402,202        341,075        146,062      2,393,991
       Research and development                378,953        139,626         81,173         45,166        730,578
      Research/Development expenses            211,701         26,085         31,976         24,916      1,373,959
      Advertising/Promotion                    128,291        103,310         26,062         26,164        506,166
      General/Administrative                   405,208        106,537        129,736         91,193        781,840
      Clinical expenses                         13,950           --            2,098           --          331,260
      Consulting expenses                       67,170         95,946         29,750         23,612      1,018,714
      Insurance costs                           91,483           --           32,339           --          136,438
      Professional fees                        114,635         56,423         48,963         34,217        833,338
      Stockholder expenses                      23,373           --              -0-           --           23,373
      Trade show expenses                      149,330         66,014         34,534         38,625        283,824
      Travel and subsistence costs             133,417         66,864         46,469         20,898        283,432
      Rent expense                              44,634         36,978          8,128         13,128        216,985
      Interest expense                             391             46            -0-            -0-         24,700
      Depreciation and amortization            261,374        147,301         83,788         41,261        466,897
      Amortization of
      deferred compensation                    118,125           --           39,375           --          465,000
      Interest Income                          (95,932)          --          (44,515)          --         (154,240)
                                           -----------    -----------    -----------    -----------    -----------

                                             2,964,416      1,247,332        890,951        505,242      9,716,255
                                           -----------    -----------    -----------    -----------    -----------



           Net Loss                         (2,969,416)    (1,247,332)      (890,951)      (505,242)    (9,716,255)

Dividends on cumulative
      preferred stock:
      From discount at issuance               (714,155)          --             --             --       (1,712,555)
      Earned                                      --             --          (78,750)          --         (155,064)
Amortization of preferred stock
 discount                                      417,780           --          357,077           --          417,780
                                           -----------    -----------    -----------    -----------    -----------
Net loss applicable to common
 shareholders                               (3,265,791)    (1,247,332)      (612,624)      (505,242)   (11,166,094)
                                           ===========    ===========    ===========    ===========    ===========

Net loss per common share                  $      (.14)   $      (.07)   $      (.03)   $      (.03)   $      (.57)
                                           ===========    ===========    ===========    ===========    ===========
Weighted avg
no. of common shares                        23,969,535     19,008,102     24,273,520     19,542,049     19,712,163
                                           ===========    ===========    ===========    ===========    ===========

                   The accompanying notes are an integral part
                     of these condensed financial statements


                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                   NINE MONTHS                      SINCE INCEPTION
                                                   ENDED MARCH 31,                 (12/10/93) TO
                                                   1997                    1996     MARCH 31, 1997
                                                   ----------------------------    ---------------
Cash provided by (used for)
      Operations:
       Net loss                                    $ (2,959,416)   $ (1,247,332)   $ (9,716,255)
       Changes in  assets and liabilities               963,242         691,292       4,977,281
                                                   ------------    ------------    ------------
       Net cash provided by operations               (2,016,174)       (556,040)     (4,738,974)
                                                   ------------    ------------    ------------

Investments
      Capital expenditures                           (3,927,623)     (1,216,184)     (5,669,030)
                                                   ------------    ------------    ------------
      Cash used for investments                      (3,927,623)     (1,216,184)     (5,669,030)
                                                   ------------    ------------    ------------


Cash flows from financing activities:
      Repayment of capital lease obligation              (2,514)           --            (2,514)
      Other financing activities                       (127,436)           --           (64,232)
      Proceeds from issuance of preferred stock       7,000,000       3,599,950      10,600,000
      Net proceeds from issuance of common stock        (50,625)      3,114,678       4,725,732
                                                   ------------    ------------    ------------

      Net cash provided by financing activities       6,819,425       6,714,628      15,258,986
                                                   ------------    ------------    ------------

Net increase(decrease) in cash                          875,628       4,942,404       4,850,982

Cash, beginning of period                             3,975,354          16,059            --
                                                   ------------    ------------    ------------

Cash, end of period                                $  4,850,982    $  4,958,463    $  4,850,982
                                                   ------------    ------------    ------------

                   The accompanying notes are an integral part
                     of these condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -    BASIS OF PRESENTATION

The financial information included herein has been condensed from financial statements prepared March 31, 1997. The results of operations for the three month and nine month period ended March 31, 1997 is not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - RECISION OF SERIES C PREFERRED

On April 17, 1997, the Company and the Series C Holder agreed to rescind the Series C Preferred transaction. The Company returned $2,500,000 to the Series C Holder and the Series C Preferred Shares were returned to the Company.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE "KNOWN UNCERTAINTIES" AS SET FORTH IN THE COMPANY'S FORM 10 - KSB FOR FISCAL YEAR ENDED 1996.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS

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

The Company has incurred net losses since inception through March 31, 1997 of approximately $11,166,094. The Company expects operating losses will continue for at least the next few years as total costs and expenses increase due principally to increased marketing and manufacturing expenses associated with the anticipated commercialization of the Computed Tomography Laser Mammography (CTLMtm) device, development of, and clinical trials for, the proposed CTLM device and other research and development activities. There can be no assurance that the Company will complete a device incorporating its technologies, or that sufficient revenues will be generated from sales of such product to allow the Company to operate profitably.

RESULTS OF OPERATIONS

General and administrative expenses during the three months and nine months ended March 31, 1997, were $129,736 and $405,208, respectively, representing an increase of $38,543 and $298,671 for the corresponding periods for 1996. The increase during the three month period ending March 31, 1997, was primarily due to an expansion of the general operations of the Company associated with hiring additional employees and relocating the Company's operations to a new facility.

Compensation and related benefits during the three months and nine months ended March 31, 1996, were $422,248 and $1,302,266, respectively, representing an increase of $231,020 and $760,438 for the corresponding periods for 1996. This increase was primarily due to an increase in compensation expense as a result of the hiring of an additional 12 employees during the nine month period ending March 31, 1997.

BALANCE SHEET DATA

The Company's combined cash and cash equivalents totaled $4,850,982 as of March 31, 1997. This is an increase of $875,628 from $3,975,354 for the year ended June 30, 1996. On March 6, 1997, Imaging Diagnostic Systems, Inc. finalized a private placement transaction resulting in $2,500,000 in equity financing. See
Item 5, Other Information.

The Company does not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for research and development and the expected costs of commercializing it initial product, the CTLM device.

Property and Equipment was valued at $4,198,363 as of March 31, 1997, this is an increase of $3,148,169 from $1,050,194 for the year ended June 30, 1996. This increase is due primarily to the purchase of a building for $1,250,000 and attendant improvements. The Company has moved its entire operations to the new facility.

Prototype Equipment was valued as of March 31, 1997, at $1,105,301. This represents an increase of $529,963 from $575,338 for the year ended June 30, 1996. This increase is due primarily to an increase in developmental activities leading to the commercialization of the CTLM device.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.
           None.

Item 2.    Changes in Securities.

           Effective March 6, 1997, the Board of Directors amended the articles of incorporation of the Company in order to designate a class of shares as Series C Convertible Preferred. The Series C Preferred has rights and preferences that materially limit or qualify the rights of the registered common stock. The Series C holders have a liquidation preference of $10,000 per share and have a right to a 7% quarterly dividend payable in cash or common stock at the option of the holder.

Item 3.    Defaults Upon Senior Securities.

           None.

Item 4.    Submission of Matters to a Vote of Security-
           Holders.

           None.

Item 5.    Other Information.

Series C Convertible Preferred

         On March 6, 1997, the Company issued 250 shares of Series C Convertible Preferred Stock ("Preferred") for consideration of $2,500,000. The holder of the Preferred was obligated to purchase an additional 250 shares of Preferred for $2,500,000 within thirty (30) days after the registration statement covering the common shares is declared effective by the Securities and Exchange Commission. The Preferred were issued in reliance upon the exemption from registration afforded by Regulation D and Section 4(2) of the Securities Act of 1933, as amended, to institutional money managers. A registration statement regarding the common stock associated with the transaction has been filed with the Securities and Exchange Commission. File No. 333-21243. The Company did not pay any investment banking fees in connection with this transaction.

      On April 15, 1997, the Company issued the following press release:

             Imaging Diagnostic Systems, Inc. (OTC Bulletin Board: IMDS) announced today that due to the unusual trading activity of the company's common stock, the company will withhold the conversion rights of the Series B and C convertible preferred shares until the company can ascertain whether such activity is related to the recent filing of an amended S-1 registration statement.

      On April 17, 1997, the Company and the Series C Holder mutually agreed to rescind the private placement transaction. The Company returned the proceeds to the Series C Holder and the Series C Preferred was returned to the Company. The return of the proceeds will not impair the Company's ability to continue with the development and clinical trials of its Computed Tomography Laser Mammography ("CTLMTM") device.

NASDAQ

      On February 5, 1997, the Nasdaq Listing and Hearing Review Committee met to consider the Company's application. A decision was issued on February 5th; IN THE MATTER OF: IMAGING DIAGNOSTIC SYSTEMS, INC. Docket no. NQ 130I-96. The decision of the Nasdaq Qualification's Panel denying initial inclusion was reversed. The decision of the Nasdaq Listing and Hearing Review Committee has been filed with the Securities and Exchange Commission as required by Rule 19d-1 of the Securities Exchange Act and is part of the public record.

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

EXHIBITS          DESCRIPTION
--------          -----------

3.(i).9      Amendment to Articles of Incorporation
             (Designation of Series C Preferred Stock)

             Incorporated by reference to Exhibit 3.(i).8 of the Company's filing on Registration Statement
             S-1/A file no. 333-21243.

10.10         Subscription Agreement by and between

              Imaging Diagnostic Systems, Inc. and Arcadia Importers & Exporters, SA dated March 7, 1996 - Incorporated by reference to
              Exhibit 10.8 of the Company's filing on Registration Statement S-1/A file no. 333-21243.

(b) Reports on Form 8-K

              Form 8-K dated April 17, 1997 - Incorporated by reference to Exhibit 99.3 of the Company's filing on Registration Statement S-1/A file no.
              333-21243.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized to sign as an officer and as the principal financial officer of the registrant.

Imaging Diagnostic Systems, Inc.

         By:  /s/ ALLAN L. SCHWARTZ
              ------------------------
              Allan L. Schwartz
              Executive Vice-President
              Chief Financial Officer

              Dated: May 15, 1997