Form 10QSB/A
period 1996-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1997-06-02
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

      Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

      The number of shares outstanding of each of the issuer's classes of equity as of March 31, 1997: 24,685,084 shares of Common Stock, no par value; and, 450 shares of Series B and 250 shares of Series C Preferred Convertible Stock, no par value.



                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

PART I - FINANCIAL INFORMATION                                                                                        PAGE
------------------------------                                                                                        ----
Condensed Balance Sheet -
      March 31, 1997 and June 30, 1996...............................................................................  3

Condensed Statement of Operations -
      Three months and nine months ended
      March 31, 1997 and 1996,and December 10,
      1993(date of inception)
      to March 31, 1997..............................................................................................  4

Condensed Statement of Cash Flows -
      Nine months ended March 31, 1997 and 1996,
      and December 10, 1993(date of inception)
      to March 31, 1997..............................................................................................  5

Notes to Condensed Financial Statements .............................................................................  6

Management's Discussion and Analysis of
Financial Condition and Results......................................................................................  8

Part II - Other Information

Item 1,    Legal Proceedings.........................................................................................  9

Item 2,    Changes in Securities.....................................................................................  9

Item 3,    Defaults Upon Senior Securities........................................................................... 10

Item 4,    Submission of Matters To a Vote of
           Security Holders ......................................................................................... 10

Item 5,    Other Information......................................................................................... 10

Item 6,    Exhibits and Reports on Form 8-K.......................................................................... 11

Signature............................................................................................................ 12

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             CONDENSED BALANCE SHEET

                                     ASSETS

                                                MARCH 31, 1997   JUNE 30, 1996
                                                 ------------    ------------
                                                  (UNAUDITED)          *

Current Assets
      Cash                                       $  4,850,982    $  3,975,354
      Prepaid Expenses                                 10,053          15,900
      Loan Receivable                                  17,040              --
                                                 ------------    ------------

           Total Current Assets                     4,878,075       3,991,254
                                                 ------------    ------------

Property and Equipment, Net                         4,198,363       1,050,194
                                                 ------------    ------------

Prototype Equipment                                 1,105,301         575,338
Other Assets                                            9,635          53,010
                                                 ------------    ------------
                                                    1,114,936         626,348
                                                 ------------    ------------

Total Assets                                     $ 10,191,374    $  5,669,796
                                                 ------------    ------------


                      Liabilities and Stockholders' Equity

Current Liabilities
      Accounts Payable
           and Accrued Expenses                      368,509         205,750
      Current Maturity of Capital
           Lease Obligation                            7,692            --
      Accrued Dividends Payable                       90,832            --
      Shareholder Loans                                 --            77,833
                                                ------------    ------------

Total Current Liabilities                            467,033         283,583
                                                ------------    ------------

Long-term Capital Lease
           Obligation                                 40,033            --
                                                ------------    ------------

Stockholders' Equity
      Convertible Preferred

           (Series A) 5% cum. Div                       --         2,160,000
      Convertible Preferred
           (Series B) 7% cum. Div                  4,500,000            --
      Convertible Preferred
           (Series C) 7% cum. Div                  2,500,000            --
      Common Stock                                14,082,065       9,941,066
      Additional Paid-In-Capital                   1,069,874       1,372,540
      Deficit Accumulated during
           development stage                     (12,281,447)     (7,793,084)
                                                ------------    ------------

                                                   9,870,492       5,680,522

Less subscription receivable                         (28,684)        (18,684)
Less deferred compensation                          (157,500)       (275,625)
                                                ------------    ------------

Total Stockholders' Equity                         9,684,308       5,386,213
                                                ------------    ------------

Total Liabilities and
           Stockholders' Equity                 $ 10,191,374    $  5,669,796
                                                ------------    ------------

                  * CONDENSED FROM AUDITED FINANCIAL STATEMENTS
                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                     OF THESE CONDENSED FINANCIAL STATEMENTS



                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)
                                   (UNAUDITED)

                        CONDENSED STATEMENT OF OPERATIONS

                                         9 MONTHS ENDED                3 MONTHS ENDED                SINCE INCEPTION
                                         MARCH 31,                     MARCH 31,                    (12/10/93) TO
                                         1997                 1996     1997                1996      MARCH 31,1997
                                         -------------------------     ------------------------      ---------------
Operating Expenses:
      Compensation and related
      benefits:
       Administrative/Engineering       2,038,666        402,202      1,456,428        146,062      3,509,344
       Research and development           378,953        139,626         81,173         45,166        730,578
      Research/Development expenses       211,701         26,085         31,976         24,916      1,373,959
      Advertising/Promotion               128,291        103,310         26,062         26,164        506,166
      General/Administrative              405,208        106,537        129,736         91,193        781,840
      Clinical expenses                    13,950           --            2,098           --          331,260
      Consulting expenses                  67,170         95,946         29,750         23,612      1,018,714
      Insurance costs                      91,483           --           32,339           --          136,438
      Professional fees                   114,635         56,423         48,963         34,217        833,338
      Stockholder expenses                 23,373           --              -0-           --           23,373
      Trade show expenses                 149,330         66,014         34,534         38,625        283,824
      Travel and subsistence costs        133,417         66,864         46,469         20,898        283,432
      Rent expense                         44,634         36,978          8,128         13,128        216,985
      Interest expense                        391             46            -0-            -0-         24,700
      Depreciation and amortization       261,374        147,301         83,788         41,261        466,897
      Amortization of
      deferred compensation               118,125           --           39,375           --          465,000
      Interest Income                     (95,932)          --          (44,515)          --         (154,240)
                                      -----------    -----------    -----------    -----------    -----------

                                        4,084,769      1,247,332      2,006,304        505,242     10,831,608
                                      -----------    -----------    -----------    -----------    -----------

Net loss                               (4,084,769)    (1,247,332)    (2,006,304)      (505,242)   (10,831,608)

Dividends on cumulative
      preferred stock:
      From discount at issuance          (714,155)          --             --             --       (1,712,555)
      Earned                             (107,219)          --          (78,750)          --         (155,064)
Amortization of preferred stock
 discount                                 417,780           --          357,077           --          417,780
                                      -----------    -----------    -----------    -----------    -----------
Net loss applicable to common
 shareholders                          (4,488,363)    (1,247,332)    (1,727,977)      (505,242)   (12,281,447)
                                      ===========    ===========    ===========    ===========    ===========

Net loss per common share             $      (.19)   $      (.07)   $      (.07)   $      (.03)   $      (.62)
                                      ===========    ===========    ===========    ===========    ===========

Weighted Avg
No. of common shares                   24,066,132     19,008,102     24,566,531     19,542,049     19,734,012
                                      ===========    ===========    ===========    ===========    -----------

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                     OF THESE CONDENSED FINANCIAL STATEMENTS



                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                     NINE MONTHS                     SINCE INCEPTION
                                                     ENDED MARCH 31,                 (12/10/93) TO
                                                     1997                     1996   MARCH 31, 1997
                                                     -----------------------------   --------------
Cash provided by (used for)
      Operations:
       Net loss                                      $ (4,084,769)   $ (1,247,332)   $(10,831,608)
       Changes in  assets and liabilities               1,981,869         705,242       5,991,279
                                                     ------------    ------------    ------------
       Net cash provided by operations                 (2,102,900)       (542,090)     (4,840,329)
                                                     ------------    ------------    ------------
Investments
      Capital expenditures                             (3,889,216)     (1,216,184)     (5,630,623)
                                                     ------------    ------------    ------------
      Cash used for investments                        (3,889,216)     (1,216,184)     (5,630,623)
                                                     ------------    ------------    ------------

Cash flows from financing activities:
      Repayment of capital lease obligation                (1,923)           --            (1,923)
      Other financing activities                          (77,833)        (14,000)           --
      Proceeds from issuance of preferred stock         7,000,000       3,600,000      10,600,000
      Net proceeds from issuance of common stock          (52,500)      3,114,678       4,723,857
                                                     ------------    ------------    ------------

      Net cash provided by financing activities         6,867,744       6,700,678      15,321,934
                                                     ------------    ------------    ------------

Net increase(decrease) in cash                            875,628       4,942,404       4,850,982

Cash, beginning of period                               3,975,354          16,059            --
                                                     ------------    ------------    ------------

Cash, end of period                                  $  4,850,982    $  4,958,463    $  4,850,982
                                                     ------------    ------------    ------------

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

As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However, management of the Company is continually negotiating with various outside entities for additional funding necessary to complete the clinical testing phase of development, required before they can receive FDA marketing clearance. In addition, management has been able to raise the necessary capital to reach this stage of product development and has been able to fund any capital requirement to date. There is no assurance that once development of the CTLM/TRADEMARK/ prototype is completed and finally gains Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.

NOTE 3 - RECISSION OF SERIES C PREFERRED

On April 17, 1997, the Company and the Series C Holder agreed to rescind the Series C Preferred transaction. The Company returned $2,500,000 to the Series C Holder and the Series C Preferred Shares were returned to the Company. A Pro-Forma Condensed Balance Sheet as of March 31, 1997 reflecting the rescission is presented as follows:

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                        CONDENSED PRO-FORMA BALANCE SHEET
                               (UNAUDITED), NOTE 3

                                     ASSETS

                                               MARCH 31, 1997   JUNE 30, 1996
                                               --------------   -------------
                                                  (Unaudited)         *
Current Assets
      Cash                                      $  2,350,982    $  3,975,354
      Prepaid expenses                                10,053          15,900
      Loan Receivable                                 17,040              -_
                                                ------------    ------------

           Total Current Assets                    2,378,075       3,991,254
                                                ------------    ------------

Property and Equipment, net                        4,198,363       1,050,194
                                                ------------    ------------

Prototype Equipment                                1,105,301         575,338
Other Assets                                           9,635          53,010
                                                ------------    ------------
                                                   1,114,936         626,348
                                                ------------    ------------

Total Assets                                    $  7,691,374    $  5,669,796
                                                ------------    ------------


                      Liabilities and Stockholders' Equity

Current Liabilities
      Accounts Payable
           and Accrued Expenses                     368,509         205,750
      Current maturity of capital
           lease obligation                           7,692            --
      Accrued Dividends Payable                      90,832            --
      Shareholder Loans                                --            77,833
                                               ------------    ------------

Total Current Liabilities                           467,033         283,583
                                               ------------    ------------

Long-term capital lease
           obligation                                40,033            --
                                               ------------    ------------

Stockholders' Equity
      Convertible Preferred
           (Series A) 5% cum. Div                      --         2,160,000
      Convertible Preferred
           (Series B) 7% cum. Div                 4,500,000            --
      Common Stock                               14,082,065       9,941,066
      Additional Paid-In-capital                  1,069,874       1,372,540
      Deficit Accumulated during
           development stage                    (12,281,447)     (7,793,084)
                                               ------------    ------------

                                                  7,370,492       5,680,522

Less subscription receivable                        (28,684)        (18,684)
Less deferred compensation                         (157,500)       (275,625)
                                               ------------    ------------

Total Stockholders' Equity                        7,184,308       5,386,213
                                               ------------    ------------

Total Liabilities and
           Stockholders' Equity                $  7,691,374    $  5,669,796
                                               ------------    ------------

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

The Company has incurred net losses since inception through March 31, 1997 of approximately $12,281,447. The Company expects operating losses will continue for at least the next few years as total costs and expenses increase due principally to increased marketing and manufacturing expenses associated with the anticipated commercialization of the Computed Tomography Laser Mammography (CTLM/TRADEMARK/) device, development of, and clinical trials for, the proposed CTLM device and other research and development activities. There can be no assurance that the Company will complete a device incorporating its technologies, or that sufficient revenues will be generated from sales of such product to allow the Company to operate profitably.

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

Compensation and related benefits during the three months and nine months ended March 31, 1997, were $1,537,601 and $2,417,619, respectively, representing an increase of $1,346,373 and $1,875,791 for the corresponding periods for 1996. This increase was primarily due to an increase in compensation expense as a result of the hiring of an additional 12 employees during the nine month period ending March 31, 1997 and bonus stock issued in January 1997 to the officers of the Company

BALANCE SHEET DATE

      The Company's combined cash and cash equivalents totaled $4,850,982 for the period ending March 31, 1997. This is an increase of $875,628 from $3,975,354 for the period ending June 30, 1996. On March 6, 1997, Imaging Diagnostic Systems, Inc. finalized a private placement transaction resulting in $2,500,000 in equity financing. See Item 5, Other Information.

The Company does not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for research and development and the expected costs of commercializing it initial product, the CTLM/TRADEMARK/ device.

Property and Equipment was valued at $4,198,363 for the period ending March 31, 1997, this is an increase of $3,148,169 from $1,050,194 for the period ending June 30, 1996. This increase is due primarily to the purchase of a building for $1,250,000 and attendant improvements. The Company has moved its entire operations to the new facility.

Prototype Equipment was valued for the period ended March 31, 1997, at $1,105,301. This represents an increase of $529,963 from $575,338 for the period ended June 30, 1996. This increase is due primarily to the additional production of four CTLM/TRADEMARK/ Systems for use in selected clinical sites in the United States.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
          None.

ITEM 2.   CHANGES IN SECURITIES.

          Effective March 6, 1996, the Board of Directors amended the articles of incorporation of the Company in order to designate a class of shares as Series C Convertible Preferred. The Series C Preferred has rights and preferences that materially limit or qualify the rights of the registered common stock. The Series C holders have a liquidation preference of $10,000 per share and have a right to a 7% quarterly dividend payable in cash or common stock at the option of the holder.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
          HOLDERS.
          None.

ITEM 5.   OTHER INFORMATION.

SERIES C  CONVERTIBLE PREFERRED

          On March 6, 1997, the Company issued 250 shares of Series C Convertible Preferred Stock ("Preferred") for consideration of $2,500,000. The holder of the Preferred is obligated to purchase an additional 250 shares of Preferred for $2,500,000 within thirty (30) days after the registration statement covering the common shares is declared effective by the Securities and Exchange Commission. The Preferred were issued in reliance upon the exemption from registration afforded by Regulation D and Section 4(2) of the Securities Act of 1933, as amended, to institutional money managers. A registration statement regarding the common stock associated with the transaction has been filed with the Securities and Exchange Commission. File No. 333-21243. The Company did not pay any investment banking fees in connection with this transaction.

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

          On April 17, 1997, the Company and the Series C Holder mutually agreed to rescind the private placement transaction. The Company will return the proceeds to the

Series C Holders and the Series C Preferred will be returned to the Company. The return of the proceeds will not impair the Company's ability to continue with the development and clinical trials of its Computed Tomography Laser Mammography ("CTLM/TRADEMARK/") device.

NASDAQ

          On February 5, 1997, the Nasdaq Listing and Hearing Review Committee met to consider the Company's application. A decision was issued on February 5th; IN THE MATTER OF: IMAGING DIAGNOSTIC SYSTEMS, INC., Docket no. NQ 130I-96. The decision of the Nasdaq Qualification's Panel denying initial inclusion was reversed. The decision of the Nasdaq Listing and Hearing Review Committee has been filed with the Securities and Exchange Commission as required by Rule 19d-1 of the Securities Exchange Act and is part of the public record.

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

Imaging Diagnostic Systems, Inc.

             By:  /s/ ALLAN L. SCHWARTZ
                  ----------------------------
                      Allan L. Schwartz
                      Executive Vice-President
                      Chief Financial Officer
                      Dated: May 30, 1997