Form 10QSB/A
period 1997-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1997-06-19
CIK 790652

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

      Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X   No_____

      The number of shares outstanding of each of the issuer's classes of equity as of March 31, 1997: 24,685,084 shares of Common Stock, no par value; and, 450 shares of Series B and 250 shares of Series C Preferred Convertible Stock, no par value.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (a Developmental Stage Company)

PART I - FINANCIAL INFORMATION                                     PAGE
------------------------------                                     ----
Condensed Balance Sheet -
      March 31, 1997 and June 30, 1996.............................  3

Condensed Statement of Operations -
      Three months and nine months ended
March 31, 1997 and 1996, and December 10,
1993(date of inception)  to March 31, 1997.........................  4

Condensed Statement of Cash Flows -
      Nine months ended March 31, 1997 and 1996,
      and December 10, 1993 (date of inception)
      to March 31, 1997............................................  5

Notes to Condensed Financial Statements ...........................  6

Management's Discussion and Analysis of
Financial Condition and Results....................................  7

Part II - Other Information

Item 1,    Legal Proceedings.......................................  9

Item 2,    Changes in Securities...................................  9

Item 3,    Defaults Upon Senior Securities.........................  9

Item 4,    Submission of Matters To a Vote of
                Security Holders ..................................  9

Item 5,    Other Information.......................................  9

Item 6, Exhibits and Reports on Form 8-K...........................  10

Signature..........................................................  11

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)

                             Condensed Balance Sheet

                                     Assets

                                        MARCH 31, 1997  MARCH 31, 1997  JUNE 30, 1996
                                        --------------  --------------  -------------
                                          (Unaudited)  Pro-Forma Note 3        *
Current Assets
      Cash                               $  4,850,982    $  4,850,982   $  3,975,354
      Prepaid expenses                         10,053          10,053         15,900
      Loan Receivable                          17,040          17,040             -
                                         ------------    ------------   ------------
           Total Current Assets             4,878,075       4,878,075      3,991,254
                                         ------------    ------------   ------------
Property and Equipment, net                 3,248,011       3,248,011        657,132
                                         ------------    ------------   ------------

Prototype Equipment                         1,105,301       1,105,301        575,338
Other Assets                                    9,635           9,635         53,010
                                         ------------    ------------   ------------
                                            1,114,936       1,114,936        628,348
                                         ------------    ------------   ------------
Total Assets                             $  9,241,022    $  9,241,022   $  5,276,734
                                         ------------    ------------   ------------

                      Liabilities and Stockholders' Equity

Current Liabilities
      Accounts Payable
           and Accrued Expenses               368,509         368,509        205,750
      Current maturity of capital
           lease obligation                     7,692           7,692              -
      Accrued Dividends Payable                90,832          90,832              -
      Shareholder Loans                           -               -           77,833
      Refund Payable-Recission of
      Convertible Preferred
      (Series C) 7% cum. Div.                     -         2,500,000              -
                                         ------------    ------------   ------------
Total Current Liabilities                     467,033       2,967,033        283,583
                                         ------------    ------------   ------------
Long-term capital lease
           obligation                          40,032          40,032              -
                                         ------------    ------------   ------------
Stockholders' Equity
      Convertible Preferred
           (Series A) 5% cum. Div.                -               -        2,160,000
      Convertible Preferred
           (Series B) 7% cum. Div.          4,500,000       4,500,000              -
      Convertible Preferred
           (Series C) 7% cum. Div.          2,500,000              -               -
      Common Stock                         14,082,065      14,082,065      9,941,066
      Additional Paid-In-Capital            1,069,874       1,069,874      1,372,540
      Deficit Accumulated during
           development stage              (13,231,798)    (13,231,798)    (8,186,146)
                                         ------------    ------------   ------------
                                            8,920,141       6,420,141      5,287,460

Less subscription receivable                  (28,684)        (28,684)       (18,684)
Less deferred compensation                   (157,500)       (157,500)      (275,625)
                                         ------------    ------------   ------------
Total Stockholders' Equity                  8,733,957       6,233,957      4,993,151
                                         ------------    ------------   ------------
Total Liabilities and
           Stockholders' Equity          $  9,241,022    $  9,241,022   $  5,276,734
                                         ------------    ------------   ------------

                  * Condensed from audited financial statements
                   The accompanying notes are an integral part
                     of these condensed financial statements

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)
                                   (Unaudited)

                        Condensed Statement of Operations

                                            9 Months Ended                 3 Months Ended         Since Inception
                                            March 31,                      March 31,              (12/10/93) to
                                            1997           1996            1997         1996      March 31, 1997
                                            ---------------------          -------------------    --------------
Operating Expenses:
      Compensation and related
      benefits:
       Administrative/Engineering        2,038,666        402,202       1,456,428      146,062       3,509,344
       Research and development            378,953        139,626          81,173       45,166         730,578
      Research/Development expenses        866,973        462,821         254,292       24,918       2,465,967
      Advertising/Promotion                128,291        103,310          26,062       25,873         506,166
      General/Administrative               405,208        106,537         129,736       51,429         781,840
      Clinical expenses                     13,950            -             2,098           -          331,260
      Consulting expenses                   67,170         95,946          29,750       23,615       1,018,714
      Insurance costs                       91,483         11,016          32,339           -          136,438
      Professional fees                    114,635         56,423          48,963       34,218         833,338
      Stockholder expenses                  23,373             -              -0-           -           23,373
      Trade show expenses                  149,330         66,014          34,534       38,625         283,824
      Travel and subsistence costs         133,417         66,864          46,469       21,786         283,432
      Rent expense                          44,634         36,978           8,128       13,128         216,985
      Interest expense                         391             46             -0-          -0-          24,700
      Depreciation and amortization        163,392        114,545          51,127       80,519         325,241
      Amortization of
      deferred compensation                118,125        174,375          39,375       58,125         465,000
      Interest Income                      (95,932)            -          (44,515)          -         (154,240)
                                        ----------     ----------      ----------  ----------       ----------
                                         4,642,059      1,836,703       2,195,959      563,464      11,781,960
                                        ----------     ----------      ----------  ----------       ----------

           Net Loss                     (4,642,059)    (1,836,703)     (2,195,959)    (563,464)    (11,781,960)

Dividends on cumulative
      preferred stock:
      From discount at issuance           (714,155)            -               -            -       (1,712,555)
      Earned                              (107,218)            -          (78,750)          -         (155,063)
Amortization of preferred stock
 discount                                  417,780             -          357,077           -          417,780
                                        ----------     ----------      ----------  ----------       ----------
Net loss applicable to common
 shareholders                           (5,045,652)    (1,836,703)     (1,917,632)   (563,464)     (13,231,798)
                                        ==========     ==========      ==========  ==========       ==========

Net loss per common share                    ($.21)         ($.10)          ($.08)      ($.03)           ($.67)
                                        ==========     ==========      ==========  ==========       ==========

Weighted avg.
no. of common shares                    24,066,132     19,008,102      24,566,531  19,542,049       19,734,012
                                        ==========     ==========      ==========  ==========       ==========

                   The accompanying notes are an integral part
                     of these condensed financial statements

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)

                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                  Nine Months                    Since inception
                                                  Ended March 31,                (12/10/93) to
                                                  1997               1996        March 31, 1997
                                                  --------------------------     --------------
Cash provided by (used for)
      Operations:
       Net loss                                 $(4,642,059)     $(1,836,703)     $(11,781,960)
       Changes in assets and liabilities          1,883,887          672,486         5,849,623
                                                -----------      -----------      ------------
       Net cash provided by operations           (2,758,172)      (1,164,217)       (5,932,337)
                                                -----------      -----------      ------------
Investments
      Capital expenditures                       (3,233,944)        (594,057)       (4,538,615)
                                                -----------      -----------      ------------
      Cash used for investments                  (3,233,944)        (594,057)       (4,538,615)
                                                -----------      -----------      ------------

Cash flows from financing activities:
      Repayment of capital lease obligation          (1,923)               -            (1,923)
      Other financing activities                    (77,833)         (14,000)                -
      Proceeds from issuance of preferred stock   7,000,000        3,600,000        10,600,000
      Net proceeds from issuance of common stock    (52,500)       3,114,678         4,723,857
                                                -----------      -----------      ------------
      Net cash provided by financing activities   6,867,744        6,700,678        15,321,934
                                                -----------      -----------      ------------
Net increase (decrease) in cash                     875,628        4,942,404         4,850,982

Cash, beginning of period                         3,975,354           16,059                 -
                                                -----------      -----------      ------------
Cash, end of period                             $ 4,850,982      $ 4,958,463      $  4,850,982
                                                -----------      -----------      ------------

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

The Company has incurred net losses since inception through March 31, 1997 of approximately $13,231,798. The Company expects operating losses will continue for at least the next few years as total costs and expenses increase due principally to increased marketing and manufacturing expenses associated with the anticipated commercialization of the Computed Tomography Laser Mammography (CTLMtm) device, development of, and clinical trials for, the proposed CTLM device and other research and development activities. There can be no assurance that the Company will complete a device incorporating its technologies, or that sufficient revenues will be generated from sales of such product to allow the Company to operate profitably.

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

Compensation and related benefits during the three months and nine months ended March 31, 1997, were $1,537,601 and $2,417,619, respectively, representing an increase of $1,346,373 and $1,875,791 for the corresponding periods for 1996. This increase was primarily due to an increase in compensation expense as a result of the hiring of an additional 12 employees during the nine month period ending

March 31, 1997 and bonus stock issued in January 1997 to the officers of the Company.

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

Property and Equipment was valued at $3,248,011 for the period ending March 31, 1997, this is an increase of $2,590,879 from $657,132 for the period ending June 30, 1996. This increase is due primarily to the purchase of a building for $1,250,000 and attendant improvements. The Company has moved its entire operations to the new facility.

Prototype Equipment was valued for the period ended March 31, 1997, at $1,105,301. This represents an increase of $529,963 from $575,338 for the period ended June 30, 1996. This increase is due primarily to the additional production of four CTLM/Trademark/ Systems for use in selected clinical sites in the United States.

ACCOUNTING FOR SOFTWARE DEVELOPMENT

The Company filed an S-1 Registration Statement pursuant to and as a consequence of the transaction to issue Series B Preferred Stock. As a result of a substantive review of the S-1 Registration Statement by the Securities and Exchange Commission ("SEC"), the Company has decided to account for the software in a manner consistent with the concerns of the SEC. Accordingly, the Company has expensed $1,092,008 as research and development expenses which more accurately reflects the net realizable value of the capitalized software costs, based upon the future selling price of the CTLM(TM) device.

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

      On April 17, 1997, the Company and the Series C Holder mutually agreed to rescind the private placement transaction. The Company will return the proceeds to the Series C Holders and the Series C Preferred will be returned to the Company. The return of the proceeds will not impair the Company's ability to continue with the development and clinical trials of its Computed Tomography Laser Mammography ("CTLM(TM)) device.

NASDAQ

      On February 5, 1997, the Nasdaq Listing and Hearing Review Committee met to consider the Company's application. A decision was issued on February 5th; IN THE MATTER OF: IMAGING DIAGNOSTIC SYSTEMS, INC. , Docket no. NQ 130I-96. The decision of the Nasdaq Qualification's Panel denying initial inclusion was reversed. The decision of the Nasdaq Listing and Hearing Review Committee has been filed with the Securities and Exchange Commission as required by Rule 19d-1 of the Securities Exchange Act and is part of the public record.

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

                  Dated: June 18, 1997