Form 10KSB
period 1997-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1997-09-29
CIK 790652

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[Mark One]
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 1997

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

            For the transition period from __________to_____________

                         Commission file number: 0-26028

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                 (Name of small business issuer in its charter)

              Florida                                         22-2671269
              -------                                         ----------
      (State of incorporation)                       (IRS employer Ident. No.)

      6531 NW 18th Court, Plantation, FL.                   33313
      ----------------------------------                    -----
        (address of principal office)                     (Zip Code)

                    Issuer's telephone number: (954)581-9800

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
                                      ----

         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                           --------------------------
                                (Title of class)

Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes __X_ No_____ .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this Form 10-KSB. [X]
                               ---

State issuer's revenues for its most recent fiscal year. -0-
                                                         ---

Based on the average closing bid and asked prices of the common stock on the latest practicable date, September 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $22,503,933.

The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1997: 24,905,084. The number of shares outstanding of the issuer's class of preferred equity (Series B Convertible Preferred), as of June 30, 1997: 450.
                       Documents Incorporated By Reference

Proxy Statement dated September 7, 1997, issued in connection with the company's annual meeting to be held on October 15, 1997. Also see Item 13. Exhibits and Report on Form 8-k.

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF
   SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE "KNOWN UNCERTAINTIES" AS SET FORTH HEREIN.

                                     PART I

Item 1.  Description of Business.

                                    BUSINESS
Overview

      Since its inception (December 10, 1993), Imaging Diagnostic Systems, Inc. (the "Company") has been engaged in the research and development of its cancer detection technology and developing, for commercial application its Computed Tomography Laser Mammography (CTLMTM)device.

      The CTLM is a device for detecting breast cancer through the skin in a non-invasive and objective procedure. The CTLM employs a high-speed femto-second pulsed titanium sapphire laser and proprietary scanning geometry and reconstruction algorithms to detect and analyze masses in the breast for indicia of malignancy or benignancy. The combination and incorporation of the foregoing components into a device provide for enhanced diagnostic capabilities which the company believes are superior to standard mammography diagnostic tools such as ultra-sound and mammography. Based upon the known optical properties of benign and malignant tissues (whether and to what extent light is impeded as it passes through the tissue and the measurement of the impedance), the CTLM device is designed to provide both the physician and patient with immediate, on-site, objective interpretation and determination of further clinical work-up. Accordingly, the Company believes that the CTLM, will improve early diagnosis, reduce diagnostic uncertainty and decrease the number of biopsies performed on benign lesions. See Item 1. "Description of Business- Comparison to Existing Diagnostic Modalities." In addition, the CTLMTM device does not expose the patient to ionizing radiation or the breast to painful compression. Which the Company believes are the contributing factors that contribute to a portion of the patient population not obtaining a conventional mammogram.

      During the first year of operations, the Company researched the interaction between high speed, rapid pulsed (Ti:Sapphire) laser technology and various detection technologies associated with standard computed tomographic ("CT") schemes. Using this research the Company developed the first prototype of the CTLMTM able to create images of a breast. The Company refined various software and hardware configurations and components of the prototype based on these first images, and filed a patent in June 1995. During this period of time there were further advances in laser technology effecting the size and stability of the laser component. The Company capitalized upon these advances by purchasing a laser package manufactured by Spectra-Physics, Inc. and incorporating it into the CTLMTM. On December 12, 1995, the Company had a preliminary meeting with the Food and Drug Administration to discuss the approach the Company would need to take to obtain marketing clearance for its CTLMTM device. The Company was advised that it would need to submit for approval a pre-market approval application ("PMA") in order to obtain marketing clearance for the device. Further, the Company also needed to submit an investigational device exemption ("IDE") application to the FDA in order to commence human clinical trials of the device. The Company submitted its IDE application on January 8, 1996, and it was approved February 9, 1996. During calendar year 1996, among otherdevelopments, the Company further refined the detection scheme and laser power configuration in order to obtain substantially better image quality. In order to incorporate the changes into the CTLMTM the Company was required to submit an amendment to its IDE application. In November, 1996 the Company installed its first CTLMTM device at the Strax Breast Diagnostic Center.

      On June 12, 1997, the Company was advised by patent counsel that the patent filed June 5, 1995, "Diagnostic Tomographic Laser Imaging Apparatus" was granted with 7 independent and 16 subordinate claims.

      The competition for developing a commercial device utilizing computed tomography techniques and laser technology is difficult to ascertain given the proprietary nature of the technology. There are a significant number of academic institutions involved in various areas of research involving "optical medical imaging" which is a shorthand description of the technology the Company's CTLMTM device utilizes. A brief list of the most prestigious of these institutions includes the University of Pennsylvania, The City College of New York, and University College London. Two of these institutions have granted licenses on certain patented technologies to two companies: University of Pennsylvania - Non-Invasive Technologies; City College of New York - MediScience, Inc.

      The market in which the Company intends to participate is highly competitive. Many companies may succeed in developing products that are more effective or less costly than the Company's products or such companies may be successful in manufacturing and marketing their products than the Company. Physicians using imaging equipment such as x-ray mammography equipment, ultrasound or high frequency ultrasound systems, Magnetic Resonance Imaging

(MRI) systems, and thermography, diaphonography and transilluminational devices may be reluctant to the CTLMTM. Currently, mammography is the most popular choice for the detection of breast cancer. The Company's ability to sell the CTLMTM device to medical facilities will, in part, be dependent on the Company's ability to demonstrate the clinical utility of the CTLMTM device as an adjunct to mammography and physical examination as well as the CTLMTM's advantages over other available diagnostic tests.

      To date, due to the necessity of complying with all applicable United States government regulations, the Company has not begun to market or sell the CTLMTM and therefore has not generated revenues from the commercialization of the CTLMTM. From inception to June 30, 1997 the Company has sustained accumulated losses of $16,288,314. The Company's results may vary significantly from period to period depending on several factors, such as the timing of certain expenses and the progress of the Company's research and development and commercialization programs, all of which may be affected by the availability of funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Breast Cancer

      Background

         Breast cancer is one of the most common cancers among women and, notwithstanding the currently available detection modalities, is the leading cause of death among women aged 35 to 45. According to the American Cancer Society ("ACS"), (i) approximately one in eight women in the United States will develop breast cancer during her lifetime; (ii) Nationwide it is estimated that approximately 43,900 women will die from this disease in 1997; (iii) In the United States in 1997 approximately 180,200 women will be diagnosed with breast cancer. Excluding skin cancers, the breast is the most frequent site of cancer among American women accounting for 32% of incident cancers and 17% of cancer deaths; (iv) Breast cancer is the second leading cause of death for American women following lung cancer; (vi) In Europe in 1990, approximately 170,000 cases of cancer were discovered, with an estimated 73,000 deaths; and (vii) The annual cost of breast cancer management in the United States alone is approximately $25 billion.

         There is widespread agreement within the health care industry that screening for breast cancer, when combined with appropriate follow-up, will reduce mortality from the disease. According to the National Cancer Institute ("NCI"), the five-year survival rate decreases from 98% to 72% after the cancer has spread to the lymph nodes, and to 18% after it has spread to other organs such as the lung, liver or brain. Extensive documentation demonstrates that mammography misses, on average, 15%-20% of breast cancer detected by physical exam alone.

         Breast cancer screening is generally recommended as a routine part of preventive healthcare for women over the age of 20 (approximately 90 million in the United States). For these women, ACS has published guidelines for breast cancer screening including:(i)monthly breast self-examinations for all women over the age of 20;(ii)a baseline mammogram for women by the age of 40;(iii)a mammogram every one to two years for women between the ages of 40 and 49;(iv)an annual mammogram for women age 50 or older. As a result of family medical histories and other factors, certain women are at "high risk" of developing breast cancer during their lifetimes. For these women, physicians often recommend close monitoring, particularly if an abnormality posing increased risk factors has been detected.

         Each year approximately eight million women in the United States require diagnostic testing for breast cancer due to the appearance of a physical symptom, such as a palpable lesion, pain or nipple discharge, which was discovered through self or physical examination (approximately seven million) or a nonpalpable lesion detected by screening x-ray mammography (approximately one million). Once a physician has identified a suspicious lesion in a woman's breast, the physician may recommend further diagnostic procedures, including diagnostic mammography and ultrasound or a minimally invasive procedure such as fine needle aspiration or large core needle biopsy. In each case, the potential benefits of additional diagnostic testing must be balanced against the costs, risks and discomfort to the patient associated with undergoing the additional procedures. Each of the currently available non-surgical modalities for breast cancer detection has various clinical limitations. While the minimally invasive procedures provide more diagnostic information, there is still a 4% miss-rate factor present.

      Due in part to the limitations of the currently available modalities to identify malignant lesions, a large number of patients with suspicious lesions proceed to surgical biopsy, an invasive and expensive procedure. According to the ACS approximately 800,000 surgical biopsies are performed each year in the United States, of which approximately 700,000 result in the surgical removal of benign breast tissue. The average cost of a surgical biopsy ranges from approximately $1,000 to $5,000 per procedure. Thus biopsies of benign breast tissue cost the U.S. health care system approximately $2.45 billion annually. In addition, biopsies may result in pain, scarring and anxiety to patients. Patients who are referred to biopsy usually are required to schedule the procedure in advance and generally must wait up to 48 ours for their biopsy results.

Screening and Diagnostic Modalities

      Physical Examination

         Physical examinations may be conducted by a physician or clinician as part of a medical examination, or by a woman performing a breast self-examination; however, a physical examination of the breast can only detect relatively large lesions, which may be advanced cancers. Furthermore, physical examination of the breast does not reliably distinguish between malignant and benign tissue. More than half the women who menstruate will have a lump in a breast at some point, but fewer than 10% of such lumps will be malignant.

      Mammography

         Mammography is a non-invasive x-ray modality commonly used for both routine breast cancer screening and as a diagnostic tool. A mammogram produces and image of the internal structure of the breast which is intended to display lesions as white spots against the black and/or white background of normal tissue. In a screening mammogram, radiologists seek to detect suspicious lesions, while in a diagnostic mammogram radiologist seek to characterize suspicious lesions. Mammograms require subjective interpretation by a radiologist and are often uncomfortable for the patient. Because x-ray mammography exposes the patient to radiation, the ACS recommends mammograms be limited to one per year. In addition, x-ray mammography is considered to be less effective for women under the age of 50 who generally have radiographically dense breast tissue. The average cost of a diagnostic mammogram is approximately $55 to $200 per procedure (an average cost of $113) and requires the use of capital equipment ranging in cost from approximately $75,00 to $225,000. It is expected that the CTLMTM device will cost approximately $300,000 and the cost of a bilateral exam will be $125 to $150. The foregoing average cost figures are based on a survey of 23 ACR and FDA certified facilities in Broward County, Florida, conducted during the month of March, 1997.Due the high capital costs associated with mammography equipment and the specialized training necessary to operate the equipment and to interpret radiographic images, mammography is usually available only at specialty clinics or hospitals.

      Ultrasound

         Ultrasound uses high frequency sound waves to create an image of soft tissues in the body in a non-invasive manner. Like mammography, this image requires interpretation by a physician. Ultrasound's principal role in breast cancer diagnosis has been to assist the physician in determining whether a palpable lesion is likely to be a cyst (usually benign) or a solid mass (potentially cancerous). The average cost for an ultrasound of the breast is approximately $125 to $500 per procedure (an average of $235) and requires the use of capital equipment ranging in cost from approximately $60,000 to $200,000.

The foregoing average cost figures are based on a survey of 23 ACR and FDA certified facilities in Broward County, Florida, conducted during the month of March, 1997. Again, it is expected that the CTLM device will cost approximately $300,000 and the cost of an exam will be $125 to $150. Like mammography, ultrasound is generally performed at specialty clinics or hospitals.

      The Computed Tomography Laser Mammography Device

           A bilateral breast examination, utilizing the CTLM device is performed by a Technologist. This procedure last approximately 15 minutes with the patient resting in a comfortable prone position. One breast at a time is pendulous in the aperture housing the scanning device. Once the entire breast is scanned the other breast is placed in the chamber for scanning. Each scan takes approximately 6-8 minutes. Based upon the known optical properties of benign and malignant tissues, the procedure is designed to provide both the physician and patient with immediate, on-site, objective interpretation and determination of further clinical work-up. Further, the device is designed to archive and compare scans and provide the patient with a computer disc (CD) of her scan.

      Biopsy

         Other currently available minimally invasive diagnostic techniques include fine needle aspirations or core needle biopsy employing either the stereotactic or hand held method. In each of these procedures a physician seeks to obtain either cellular or tissue samples of suspicious lesions for cytodiagnosis or histodiagnosis. Inadequate sampling can render these tests invalid. These procedures are invasive, require follow-up and range in cost from approximately $370 to $1,000 per procedure.

      Comparison to Existing Diagnostic Modalities

         The CTLMTM device differs from currently available breast imaging modalities employed for the detection of breast cancer by generating more precise information for the clinician or doctor. The CTLM device generates, depending on the size of the breast, approximately 20 cross-sectional images of a breast. A conventional screening mammography exam generates 2 images of the breast. Cross-sectional imaging allows a doctor or clinician to isolate the location of the abnormality within the breast. By doing so, there is greater resolution of the area where the specific abnormality resides.

           Clinical efficacy of conventional mammography diminishes proportionately with the abundance of fibroglandular breast tissue. Based upon this fact, limited interpretability of a mammogram increases the risk that a lesion may be overlooked, and diagnosis and treatment may be delayed; thus threatening the patient's survival probability. Vigorous compression of breast tissue in order to aid in the distinction between so-called normal and abnormal breast tissue is fairly effective, but does pose an obstacle for many women either deciding to have their first mammogram or deciding whether to ever return for an annual screening mammogram.

         Scanning of the breast with the CTLM device is accomplished in such a manner that utilizes no compression of tissue. The gathering of data from 360(Degree) around the breast yields multiple cross-sectional images which are representative of a near three-dimensional view of its internal structures. Such an acquisition provides the physician with increased accuracy in lesion location, as well as determination of the extent and involvement of breast disease processes. Conventional two-dimensional imaging with mammography and ultrasound does not provide such quick and complete information.

         Breast augmentation through the use of either silicone or saline implants renders another difficult situation when employing conventional mammography for imaging. Although radiographic and positioning techniques have vastly improved the ability to compress and image more breast tissue than ever before, there still remains a certain amount of breast tissue unable to be imaged due to its placement around the implant. With free suspension of the breast in the CTLM scanning chamber, and the ability of the device to image the breast from the chest wall to the nipple, data can be collected from around the entire breast. Either silicone or saline implants do not impede light transmission through the breast.

         The Company believes that the shortcomings of current breast cancer management which include discomfort and exposure to radiation represent a significant market opportunity for an objective technology which does not have these shortcomings. The use of the CTLM device to detect breast cancer is believed to be especially promising for women between the ages of 20 to 50 (over 50 million women in the United States) for whom x-ray mammography has lower efficacy. These women often present diffuse palpable benign breast conditions which can mask malignancies or pre-malignant conditions.

Regulatory and Clinical Status

           In order to sell the CTLM device commercially in the United States the Company must obtain marketing clearance from the FDA. The Company plans to file a PMA with the FDA to obtain marketing clearance. A PMA application must be supported by extensive data, including preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Following receipt of a PMA application, if the FDA determines that the application is sufficiently complete to permit substantive review, the agency will "file" the application. Under the Food, Drug and Cosmetic Act, the FDA has 180 days to review a PMA application.

         The FDA has adopted a policy of expedited review which is available to medical devices satisfying one or more of the following criteria:

         o The device addresses a condition which is serious or life threatening or presents a risk of serious injury for which no alternative legally marketed diagnostic/therapeutic modality exists.

         o The device addresses a condition which is life threatening or irreversibly debilitating, and provides for clinically important earlier diagnosis or significant advances in safety and/or effectiveness over existing alternatives.

         o The device represents a clear clinically meaningful advantage over existing technology, defined as having major (not incremental) increased effectiveness or reduced risk compared to existing technology.

         o The availability of the device is otherwise in the best interest of the public health.

           On February 9, 1996, the FDA approved the Company's Investigational Device Exemption (IDE) application. An approved IDE application permits a device, that would otherwise be subject to marketing clearance, to be shipped lawfully for the purpose of conducting a clinical study. Further, the Company supplemented the IDE to allow for the scanning of 7-10 patients in-house for calibration purposes. On April 3, 1997, the Company was granted approval pursuant to the IDE to scan an additional 20 patients at its facilities to conduct comparative studies.

         The IDE authorizes the Company to conduct a Phase I study at the Strax Breast Diagnostic Institute located in Lauderhill, Florida (the "Strax Center"). The Phase I study involves scanning 50 patients with differing breast abnormalities and comparing the results with other diagnostic modalities such as ultra-sound and standard x-ray mammography. These 50 patients will be involved in the study for the limited period of time for the Phase I study. In addition to the 50 patients, the Company received authorization from the FDA on April 3, 1997, to scan an additional 20 patients at the Company's facilities. These patient scans will be compared against mammography and MRI. As of May 2, 1997, the Company has scanned 15 patients at its facility and 3 patients at the Strax Center. It is anticipated the Phase I study will take 60-90 days. After the Phase I study is completed and the results are reviewed by the FDA, the Company will submit its Phase II application to the FDA. The Phase II study will encompass the establishment of 4-6 clinical sites at major hospitals in the United States and, in addition to comparing the results to existing modalities, the results will be compared against actual biopsies. These clinical sites will be used to accumulate the approximately 400-500 clinical studies to be submitted with the PMA application.

         The delay between the date of approval of the IDE and the installation of the device at the Strax Center was due to the availability of a new laser package which was installed in the CTLMTM. These technological improvements to the laser component of the CTLMTM resulted in increased scanning capabilities. The Company was required to submit to the FDA for approval an amendment to the Company's existing IDE application to incorporate the changes prior to installing the device at the Strax Center. The FDA also requested that the Company conduct a clinical test to support the amendment to the IDE application. The Company received approval for the amendment on April 3, 1997.

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

      Known Uncertainties

      Limited Operating History; Continuing Operating Losses; Uncertainty of Future Profitability

        The Company has a limited history of operations. Since its inception in December 1993, the Company has engaged principally in the development of the CTLMTM device. The Company currently has no source of operating revenue and has incurred net operating losses since its inception. At June 30, 1997, the Company had an accumulated deficit of $16,288,314. Such losses have resulted principally from costs associated with the Company's operations. The Company expects operating losses will increase for at least the next several years as total costs and expenses continue to increase due principally to the anticipated commercialization of the CTLMTM device, development of, and clinical trials for, the proposed CTLMTM device and other research and development activities. The Company's ability to achieve profitability will depend in part on its ability to obtain regulatory approvals for its proposed products and develop the capacity to manufacture and market any approved products either by itself or in collaboration with others. There can be no assurance if and when the Company will receive regulatory approvals for the development and commercial manufacturing and marketing of its proposed products, or achieve profitability is highly uncertain. See "Management's Discussion and Analyses of Financial Condition and Results of Operations."


      Government Regulation

        The manufacture and sale of medical devices, including the CTLMTM device, are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA and corresponding state agencies, and in other countries. In the United States, the Company's products are regulated as medical devices and are subject to the FDA's pre-market clearance or approval requirements. Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA. The Company cannot file its PMA application for the CTLMTM device until its clinical trials are completed. There can be no assurance, however, that the clinical trials will be successfully completed, or if completed, will provide sufficient data to support a PMA application for the CTLMTM device. Nor can there be any assurance that the FDA will not require the Company to conduct additional clinical trials for the CTLMTM device. The process for obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain and frequently requires from one to several years from the date of FDA submission, if pre-market approval is obtained at all. Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required to gain approval for sale internationally may be longer or shorter than that required for FDA approval and the requirements may differ. In Europe, the Company will be required to obtain the certifications necessary to enable the CE mark to be affixed to the Company's products by mid-1998 in order to conduct sales in member countries of the European Union. The Company has not obtained such certificates and there can be no assurance it will be able to do so in a timely manner, or at all. Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. In addition, to obtain such approvals, the FDA ands certain foreign regulatory authorities may impose numerous other requirements with which other medical device manufacturers must comply. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. Product approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The third-party manufacturers upon which the Company depends to manufacture its products are required to adhere to applicable FDA regulations regarding GMPs and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP regulations and other applicable regulatory requirements will be monitored by periodic inspections by the FDA and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements, including marketing and promoting products for unapproved use, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or approval for devices, withdrawal of approvals and criminal prosecution. Changes in existing regulations or adoption of new government regulations or polices could prevent or delay regulatory approval of the Company's products. Certain material changes to medical devices also are subject to FDA review and clearance or approval. There can be no assurance that the Company will be able to obtain FDA approval of a PMA application for the CTLMTM device on a timely basis, or at all, and delays and delays in receipt of or failure to obtain such approvals or clearances, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements that would have material adverse effect on the Company's business, financial condition and results of operations. See "Business - Government Regulation."


      Early Stage of Product Development

        The Company's proposed products and future product development efforts are at an early stage. Accordingly, there can be no assurance that any of the Company's proposed products will be found to be safe and effective, can be developed into commercially viable products, can be manufactured on a large scale or will be economical to market, or will achieve or sustain market acceptance. There is, therefore, a risk that the Company's product development efforts will not prove to be successful.


      Dependence Upon U.S. Pre-Market Approval

        Under the provisions of the Federal Food and Cosmetic Act ("the FDC Act"), the Company must obtain pre-market approval from the FDA prior to commercial use in the United States of the proposed CTLMTM device. There can be no assurance if or when the Company will receive any such clearances or approvals. Obtaining FDA pre-market approval may impose costly requirements on the Company and may delay for a considerable period of time, or prevent, the commercialization of the CTLMTM device.


      Dependence on Market Acceptance

        There can be no assurance that physicians or the medical community in general will accept and utilize the CTLMTM device. The extent that, and rate of which, the CTLMTM device achieves market acceptance and penetration will depend on many variables including, but not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the CTLMTM device, the advantage of the CTLMTM device over existing technology and cancer detection methods, third-party reimbursements practices and the Company's manufacturing, quality control, marketing and sales efforts. Failure of the Company's products to gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Sales and Marketing," "Business - Manufacturing" and "Business - Reimbursement."


      Limited Marketing and Sales Capability

       In order to market any products it may develop, the Company will have to develop a marketing and sales force with technical expertise and distribution capability. There can be no assurance that the Company will be able to establish sales and distribution capabilities or that the Company will be successful in gaining market acceptance for any products it may develop. The Company intends to pursue and has secured one or more distribution arrangements in Europe and Asia with strategic marketing partners who have established marketing capabilities. There can be no assurance that the Company on its own, or through arrangements with others, will be able to enter into such arrangements on acceptable terms, if at all. To the extent that the Company arranges with third parties to market its products, the success of such products may depend on the efforts of such third parties. There can be no assurance that the Company will be able to enter any such strategic alliance in Europe or that any of the Company's proposed marketing schedules or plans can or will be met. See "Reliance on International Sales," "Business - Sales and Marketing," and See Business - Government Regulation".


      Limitation on Third-Party Reimbursement; Health Care Reform

        In the United States, suppliers of health care products and services are greatly affected by Medicare, Medicaid and other government insurance programs, as well as by private insurance reimbursement programs. Third-party payors (Medicare, Medicaid, private health insurance companies and other organizations) may affect the pricing or relative attractiveness of the Company's products by regulating the level of reimbursement provided by such payors to the physicians and clinics utilizing the CTLMTM device or by refusing reimbursement. If examinations utilizing the Company's products were not reimbursed under these programs, the Company's ability to sell its products may be materially and/or adversely affected. There can be no assurance that third-party payors will provide reimbursement for use of the Company's products. Several states and the U.S. government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending on health care items and services, limit coverage for new technology and limit or control the price health care providers and drug and device manufacturers may charge for their services and products, respectively. If adopted and implemented, such reforms could have material adverse effect on the Company's business, financial condition and results of operations. In international markets, reimbursement by private third-party medical insurance providers, including governmental insurers and independent providers, varies from country to country. In certain countries, the Company's ability to achieve significant market penetration may depend upon the availability of third-party governmental reimbursement. Revenues and profitability of medical device companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the cost of health care through various means. See "Business - Reimbursement."


      Uncertain Ability to Meet Capital Needs

        The Company will require substantial additional funds for its research and development programs, preclinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs. The Company's capital requirements will depend on numerous factors, including the progress of its research and development programs, results of preclinical and clinical testing, the time and cost invoked in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and changes in the Company's existing research, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish. Moreover, the Company's fixed commitments, including salaries and fee for current employees and consultants, and other contractual agreements and are likely to increase as additional agreements are entered into and additional personnel are retained. See "Business
- Patents," "Business - Licenses and Other Agreements," "Management - Employment Agreements," "Certain Transactions" and "Notes to Financial Statements." The Company may need to raise additional capital to fund its future operations and may seek such additional funding through public or private financing or collaborative, licensing and other arrangements with corporate partners. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent the company from implementing its business strategy or may require the Company to delay, scale back, or eliminate certain of its research and product development programs or to license to third parties rights to commercialize products or technologies that the Company would otherwise seek to develop itself.


      Dependence on Qualified Personnel

        Due to the specialized scientific nature of the Company's business, the Company is highly dependent upon its ability to attract and retain qualified scientific, technical and managerial personnel. Therefore the Company has entered into employment agreements with certain of its executive officers and employees. The loss of the services of existing personnel as well as the failure to recruit key scientific, technical and managerial personnel in a timely manner would be detrimental to the Company's research and development programs and to its business. The Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as marketing, will require the additional of new management personnel. Competition for qualified personnel is intense and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business. See "Business - Employees and Management."


      Competition

        The market in which the Company intends to participate is highly competitive. Many of the companies in the cancer diagnostic and screening markets have substantially greater technological, financial, research and development, manufacturing, human and marketing resources and experience than the Company. Such companies may succeed in developing products that are more effective or less costly than the company's products or such companies may be successful in manufacturing and marketing their products than the Company. Physicians using imaging equipment such as x-ray mammography equipment, ultrasound or high frequency ultrasound systems, Magnetic Resonance Imaging
(MRI) systems, and thermography, diaphonography and transilluminational devices may not use the company's products. Currently mammography is employed widely and the Company's ability to demonstrate the Company's ability to sell the CTLMTM device to medical facilities will, in part, be dependent on the Company's ability to demonstrate the clinical utility of the CTLMTM device as an adjunct to mammography and physical examination and its advantages over other available diagnostic tests. The competition for developing a commercial device utilizing computed tomography techniques and laser technology is difficult to ascertain given the proprietary nature of the technology. There are a significant number of academic institutions involved in various areas of research involving "optical medical imaging" which is a shorthand description of the technology the Company's CTLMTM device utilizes. A brief list of the most prestigious of these institutions includes the University of Pennsylvania, The City College of New York, and University College London. Two of these institutions have granted licenses on certain patented technologies to two companies: University of Pennsylvania - Non-Invasive Technologies; City College of New York - MediScience, Inc.


      Technical Obsolescence

        Methods for the detection of cancer are subject to rapid technological innovation and there can be no assurance that technical changes will not render the Company's proposed products obsolete. There can be no assurance that the development of new types of diagnostic medical equipment or technology will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Competition."


      Reliance on International Sales

        The Company intends to commence international sales of the CTLMTM device in Europe and Asia prior to commencing commercial sales in the United States, where sales cannot occur unless and until the Company receives pre-market approval from the FDA. Thus, until the Company receives pre-market approval from the FDA to market the CTLMTM device, as to which there can be no assurance, the Company revenues, if any, will be derived from sales to international distributors. A significant portion of the Company's revenues, therefore, may be subject to the risks associated with international sales, including economical and political instability, shipping delays, fluctuation of foreign currency exchange rates, foreign regulatory requirements and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a timely basis. Future imposition of, or significant increases in the level of, customs duties, export quotas or other trade restrictions could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Sales and Marketing," the regulation of medical devices, particularly in Europe, continue to develop and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.


      Product Liability

        The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing and marketing of cancer detection products. Significant litigation, not involving the Company, has occurred in the past based on the allegations of false negative diagnoses of cancer. While the CTLMTM device is being developed as a adjunct to other diagnostic techniques, there can be no assurance that the Company will not be subjected to future claims and potential liability.


         Employees

      As of September 24, 1997, the Company had 31 full-time employees, including its three executive officer, and 2 part-time employees. A majority of the Company's employees (22) are employed in the areas of scientific and product research and development.


Item 2.  Description of Property

         The Company's facilities are located at 6531 N.W. 18th Court, Plantation, Florida. The facilities are owned by the Company and comprise a 24,000 sq. ft. building located on a 5 acre landscaped tract. The Company believes that its facility is adequate for its current and reasonably foreseeable future needs. The Company will assemble the device at its facility from hardware components that will be made by vendors to Company specifications. The software components of the device are developed by Company.

Item 3.  Legal Proceedings

         On July 10, 1997, the Company filed an action in the Circuit Court of the 17th Judicial Circuit in and for Broward County, case no. 97-10533, against Mr. Valey Kamalov ("Kamalov"). The complaint alleges that Kamalov, an ex-employee of the Company, violated his employment agreement with the Company while employed and after terminating his employment with the Company by violating non-compete, confidentiality, and invention covenants of the agreement. Upon filing the complaint, the Company sought and was granted injunctive relief against Kamalov during the pendency of the proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders

                NONE

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

           The Company's Common Stock is traded on the over-the-counter bulletin board market. There has been trading in the Company's Common Stock since September 20, 1994. The following table sets forth, for each of the fiscal periods indicated, the high and low trade prices for the Common Stock, as reported on the OTC Bulletin Board. These per share quotations reflect inter-dealer prices in the over-the-counter market without real mark-up, markdown or commissions and may not necessarily represent actual transactions.

      Quarter Ending            High Bid             Low Bid
      Fiscal Year 1995
      ----------------
      September/1994            $1.38                $1.00
      December/1994             $1.44                $ .75
      March/1995                $2.19                $ .50
      June/ 1995                $2.12                $1.46
      Fiscal Year 1996
      ----------------
      September/1995            $ .78                $ .71
      December/1995             $3.15                $ .75
      March/1996                $8.25                $8.00
      June/ 1996                $3.90                $3.87
      Fiscal Year 1997
      ----------------
      September/1996            $3.93                $2.25
      December/1996             $3.93                $1.43
      March/1997                $4.12                $2.43
      June/1997                 $3.06                $2.69

      On June 30, 1997, the closing trade price of the Common Stock as reported on the OTC Bulletin Board was $2.69. As of such date, there were approximately 607 holders of record of the Company's Common Stock.


Item 6.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Results of Operations

Twelve Months Ended June 30, 1997 and June 30, 1996. General and administrative expenses in the aggregate during the twelve months ended June 30, 1997, were $2,212,998 representing a decrease of $486,992 from $2,699,990 during the twelve months ended June 30, 1996. The decrease is due primarily to a substantial decrease of professional fees as a result of hiring employees and non-recurring expenses associated with the clinical sites and attendant expenses.
      Compensation and related benefits during the twelve months ended June 30, 1997, were $3,934,294 representing an increase of $2,484,063 from $1,450,231 during the twelve months ended June 30, 1996. The increase in compensation and related benefits is due to the hiring of an additional 10 employees and the exercise of incentive and non-qualified stock options by its employees.
      Research and development expenses during the twelve months ended June 30, 1997, were $1,682,064 representing an decrease of $100,865 from $1,782,929 during the twelve months ended June 30, 1996. This decrease is due primarily to finalizing certain components of the CTLM device.

      Net interest income during the twelve months ended June 30, 1997, was $114,228 representing an increase of $55,920 from $58,308 during the twelve months ended June 30, 1996. This increase is due to an increase of funds invested by the Company.
      Depreciation and amortization expenses during the twelve months ended June 30, 1997, were $202,365 representing an increase of $90,693 from $111,672 during the twelve month period ended June 30, 1996. This increase is due primarily to the purchase of the Company's current facility and the attendant improvements.

Balance Sheet Data

Liquidity and Capital Resources

      The Company has financed its operations since inception by the issuance of equity securities with aggregate net proceeds of approximately $12,8586,000. In March, 1996 the Company received net proceeds of approximately $3,600,000 from the private placement of its Series A Convertible Preferred Stock offering, approximately $1,600,000 from the private placement of its common stock pursuant to Regulation S of the Securities Act of 1933, as amended, and approximately $2,000,000 from the exercise of options that were granted for services rendered. In December, 1996 the Company received net proceeds of approximately $4,500,000 from the private placement of Series B Convertible Preferred Stock and Warrants pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

      The Company's combined cash and cash equivalents totaled $383,223 at June 30, 1997, representing a decrease of $3,592,131 from $3,975,354 at June 30, 1996. The decrease in cash and cash equivalents is due to continuing operations.

      The Company's prototype equipment totaled $1,216,585 at June 30, 1997 and $575,338 at June 30, 1996. All direct costs associated with the prototype equipment have been capitalized. The increase in prototype equipment is due to an increase in the development of the Computed Tomography Laser Mammography (CTLMTM) device and the manufacture of five (5) devices to be placed into clinical sites.

      The Company's property and equipment, net, totaled $3,320,979 at June 30, 1997 and $657,132 at June 30, 1996. This increase is due to the purchase of a building and the attendant improvements.

      The Company does not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for research and development and the expected costs of commercializing it initial product, the CTLM device. The Company will require additional funds for its research and development, pre-clinical and clinical testing, operating expenses, Food and Drug Administration regulatory processes, and manufacturing and marketing programs. Accordingly, the Company will be required to raise additional funds prior to the end of calendar year 1997 in order to continue operations. The Company plans to raise additional funds by either: entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or, placing equity into the public market through an underwritten secondary offering. At the present time, the Company continues to receive indications of interest to provide this additional funding. The Company, however, continues to review and balance these indications of interest and funding requirements against its strategic product development goals.

     On September 24, 1997, the Corporation entered into an agreement with a merchant banker for the sale, pursuant to Regulation S, of up to a total of 200 shares of Series C Convertible Preferred Stock ("Preferred") and Warrants to purchase up to 100,000 shares of the Company's common stock, exercisable at a price equal to the Closing bid price of the common stock as of the Closing Date of the Regulation S Sale (the "Closing Date"), for a total amount of up to $2,000,000. The Preferred is convertible at 75% of the average closing price of the Company's common stock for the five-day trading period ending on the day prior to the date of conversion but in no event will the conversion price be greater than 75% of the average price on the Closing Date, as determined by the average price over the five consecutive trading days ending the trading day prior to the Closing Date. See Financial Statements Note (18) Subsequent Event.


Item 8.  Financial Statements and Supplementary Data

      Index to Consolidated Financial Statements

                                  Page
                                  ----
      Independent Auditor's Report                              F-1

      Financial Statements

           Balance Sheet                                        F-3

           Statement of Operations                              F-4

           Statement of Stockholders' Equity                    F-5

           Statement of Cash Flows                              F-8

           Notes to Financial Statement                         F-10

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Effective August 1, 1997, the accounting firm of Margolies and Fink, Certified Public Accounts for the Company, changed the accounting firms name to Margolies, Fink and Wichrowski, Certified Public Accounts.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; and Compliance With Section 16(a) of the Exchange Act.

      All Directors hold their offices until the next shareholder meeting of the Company and until their successors are elected and qualified or until their earlier resignation or removal. Officers are appointed by and serve at the discretion of the Board of Directors.

Business Experience

      Richard J. Grable, 55

         Mr. Grable has served as Chief Executive Officer and a Director of the Company since 1994.

         From March, 1994, to the Present: Mr. Grable is Chief Executive Officer and a Director of Imaging Diagnostic Systems, Inc., Sunrise, Fla., a manufacturer of diagnostic imaging systems. Mr. Grable is primarily responsible for the development of the CTLMtm device.

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

      Linda B. Grable, 60

         Mrs. Grable has served as President and Chairman of the Board of Directors of the Company since 1994.

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


      Allan L. Schwartz, 55

         Mr. Schwartz has served as Executive Vice-President, Chief Financial Officer and a Director of the Company since 1994.

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

      Peter S. Knezevich, 41

         Mr. Knezevich served as the Company's General Counsel and Vice President from April, 1995 until September 16, 1997, when he resigned for personal reasons.

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

Item 10.  Executive Compensation

         The information required by this item is hereby incorporated herein by reference to pages 5 through 7 of the Company's Proxy Statement dated September 7, 1997 issued, in connection with its annual meeting to be held on October 15, 1997 ( the "Proxy Statement").

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is hereby incorporated herein by reference to page 3 of the Company's Proxy Statement.

Item 12. Certain Relationships and Related Transactions

         The information required by this item is hereby incorporated herein by reference to page 4 of the Company's Proxy Statement.


Item 13.   Exhibits and Reports on Form 8-K

A)    Exhibits included herein:

           Exhibit
             No.         Description
             ---         -----------
           (3)(i).7      Amendment to Article of Incorporation -
                         Designation of Series B Convertible Preferred Shares.
                         Filed as an Exhibit to the Registration Statement on Form S-1 declared effective on July 10,1997. File
                         Number 333-21243.

           (3)(i).6      Amendment to Article of Incorporation -
                         Designation of Series A Convertible Preferred Shares.*

           (3)(i).5      Articles of Incorporation (Florida)*

           (3)(ii).1     By-Laws(Florida)

           (3)(i).4      Certificate of Dissolution*

           (3)(i).3      Articles of Incorporation and By-Laws(New Jersey)**

           (3)(i).1      Certificate and Plan of Merger**

           (3)(i).2      Certificate of Amendment**

           (4).1 Instruments Defining the Rights of Security Holders - Designation of Series A Convertible Preferred Shares.(See Exhibit (3), above).

           (10).1        Facilities Lease(s)**

           (10).2        Incentive Stock Option Plan**

           (10).3        Non-Qualified Stock Option Plan**

           (10).4        Employment Agreement(s)**

           (10).5 Lock Up Agreement By and Between The Company and Richard J. Grable, Linda B. Grable, and Allan L. Schwartz*

           (11)          Schedule of computation of net loss per share.

 *Filed as an Exhibit to the Company's Form 10-KSB for the year ending June 30, 1996.

** Filed as an exhibit to the Company's Form 10-SB, as amended, file number 0-26028, filed on May 6, 1995.


B) Reports on Form 8-K

                  99.1     Report dated June 12, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Imaging Diagnostic Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                        IMAGING DIAGNOSTIC SYSTEMS, INC.


         By:      /s/Linda B. Grable
                  -------------------
                  Linda B. Grable
                  Chairman of the Board,
                  Director, and President.
                  September 26, 1997

         Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

         By:      /s/Linda B. Grable
                  ------------------
                  Linda B. Grable
                  Chairman of the Board and President

         Date: September 26, 1997


         By:      /s/Richard J. Grable
                  --------------------
                  Richard J. Grable
                  Director and Chief Executive Officer

         Date: September 26, 1997


         By:      /s/Allan L. Schwartz
                  --------------------
                  Allan L. Schwartz
                  Director and Executive Vice-President

         Dated: September 26, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Imaging Diagnostic Systems, Inc.


We have audited the accompanying balance sheet of Imaging Diagnostic Systems, Inc. (a Development Stage Company) as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1997 and 1996 and for the period December 10, 1993 (date of inception) to June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Imaging Diagnostic Systems, Inc. (a Development Stage Company), as of June 30, 1997 and 1996 and the results of its operations and its cash flows for the years ended June 30, 1997 and 1996 and for the period December 10, 1993 (date of inception) to June 30, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the Company has restated its financial statements to reflect the change in accounting for software development costs.

The Company is in the development stage as of June 30, 1997 and to date has had no significant operations. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/
Margolies, Fink and Wichrowski


Certified Public Accountants
Pompano Beach, Florida
August 6, 1997

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                                  Balance Sheet

                             June 30, 1997 and 1996


                                     ASSETS


                                                                                   1997             1996
                                                                               -----------      -----------
Current assets:
  Cash                                                                         $   383,223      $ 3,975,354
  Restricted certificate of deposit                                                103,500             --
  Loans receivable-other                                                            10,073             --
  Prepaid expenses                                                                  56,792           15,900
                                                                               -----------      -----------
         Total current assets                                                      553,588        3,991,254
                                                                               -----------      -----------

Property and equipment, net                                                      3,320,979          657,132
Prototype equipment                                                              1,216,585          575,338
Other assets                                                                         9,635           53,010
                                                                               -----------      -----------

                                                                               $ 5,100,787      $ 5,276,734
                                                                               ===========      ===========


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                        $   519,546      $   205,750
  Current maturities of capital lease obligations                                    8,928             --
  Stockholder loans                                                                    --            77,833
                                                                               -----------      -----------

         Total current liabilities                                                 528,474          283,583
                                                                               -----------      -----------

Long-term capital lease obligations                                                 35,849             --
                                                                               -----------      -----------

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock (Series A), 5% cumulative annual dividend, no par value; authorized 2,000,000 shares,
   issued 0 and 2,400 shares, respectively                                             --         2,160,000
  Convertible preferred stock (Series B), 7% cumulative annual dividend, no par value; authorized 450 shares,
   issued 450 and 0 shares, respectively                                         4,500,000             --
  Common stock, no par value; authorized 48,000,000 shares,
   issued 24,905,084 and 23,023,789 shares, respectively                        14,662,966        9,941,066
  Additional paid-in capital                                                     1,815,496        1,372,540
  Deficit accumulated during the development stage                             (16,288,314)      (8,186,146)
                                                                               -----------      -----------

                                                                                 4,690,148        5,287,460
Less: subscriptions receivable                                                     (35,559)         (18,684)
      deferred compensation                                                       (118,125)        (275,625)
                                                                               -----------      -----------

         Total stockholders' equity                                              4,536,464        4,993,151
                                                                               -----------      -----------

                                                                               $ 5,100,787      $ 5,276,734
                                                                               ===========      ===========


                    See accompanying notes to the financials.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                            Statements of Operations



                                                                                              From
                                                                                            Inception
                                                                                          (December 10,
                                                          Year Ended        Year Ended       1993) to
                                                        June 30, 1997     June 30, 1996   June 30, 1997
                                                        -------------     -------------   --------------
Compensation and related benefits:
  Administrative and engineering                       $  3,776,794      $ 1,217,731      $  5,247,472
  Research and development                                  616,886          239,669           968,511
Research and development expenses                         1,065,178        1,543,260         2,664,172
Advertising and promotion expenses                          166,520          272,698           544,395
Selling, general and
  administrative expenses                                   528,753          297,229           905,385
Clinical expenses                                            33,506          317,310           350,816
Consulting expenses                                         764,364          832,075         1,715,908
Insurance costs                                             121,287           34,097           166,242
Professional fees                                           178,402          630,284           897,105
Stockholder expenses                                         20,902             --              20,902
Trade show expenses                                         154,782           85,623           289,276
Travel and subsistence costs                                195,585           99,826           345,600
Rent expense                                                 48,897          130,848           221,248
Interest expense                                              2,744             --              27,053
Depreciation and amortization                               202,365          111,672           364,214
Amortization of deferred compensation                       157,500          232,500           504,375
Interest income                                            (116,972)         (58,308)         (175,280)
                                                       ------------      -----------      ------------
                                                          7,917,493        5,986,514        15,057,394
                                                       ------------      -----------      ------------
     Net loss                                            (7,917,493)      (5,986,514)      (15,057,394)

Dividends on cumulative preferred stock:
 From discount at issuance                                 (714,155)        (998,400)       (1,712,555)
 Earned                                                    (184,675)         (47,845)         (232,520)
Amortization of preferred stock discount                    714,155             --             714,155
                                                       ------------      -----------      ------------
     Net loss applicable to common shareholders        $ (8,102,168)     $(7,032,759)     $(16,288,314)
                                                       ============      ===========      ============


Net loss per common share:

 Weighted average number of common shares                24,222,966       21,354,155        20,082,632
                                                       ============      ===========      ============


 Primary net loss per common share                     $       (.33)     $      (.33)     $       (.81)
                                                       ============      ===========      ============



               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                       Statements of Stockholders' Equity

          Period December 10, 1993 (date of inception) to June 30, 1997



                                                   Preferred Stock (Series A)    Preferred Stock (Series B)
                                                  ----------------------------  ----------------------------
                                                     Number of                    Number of
                                                      Shares       Amount          Shares       Amount
                                                    ----------   ----------     -----------   -----------

Balance at December 10, 1993(date of inception)         -0-    $    -0-             -0-     $    -0-
                                                    ----------  -----------     -----------  -----------

Issuance of common stock, restated for reverse
 stock split                                             -           -               -            -

Acquisition of public shell                              -           -               -            -

Net issuance of additional shares of stock               -           -               -            -

Common stock sold                                        -           -               -            -

Net loss                                                 -           -               -            -
                                                    ----------  -----------     -----------  -----------

Balance at June 30, 1994                                 -           -               -            -

Common stock sold                                        -           -               -            -

Common stock issued in exchange for services             -           -               -            -

Common stock issued with employment agreement            -           -               -            -

Common stock issued for compensation                     -           -               -            -

Stock options granted                                    -           -               -            -

Amortization of deferred compensation                    -           -               -            -

Forgiveness of officers' compensation                    -           -               -            -

Net loss                                                 -           -               -            -
                                                    ----------  -----------     -----------  -----------

Balance at June 30, 1995                                 -           -               -            -
                                                    ----------  -----------     -----------  -----------




                                                                                                     Deficit
                                                             Common Stock                          Accumulated
                                                     -----------------------        Additional     During the
                                                      Number of                      Paid-In       Development       Subscriptions
                                                       Shares       Amount           Capital          Stage            Receivable
                                                     ----------   ----------       ------------   --------------    ---------------

Balance at December 10, 1993(date of inception)          -0-    $    -0-       $       -0-      $      -0-        $       -0-
                                                    ----------    ---------         ---------     ----------          ----------

Issuance of common stock, restated for reverse
 stock split                                           510,000       50,000             -               -                  -

Acquisition of public shell                            178,752        -                 -               -                  -

Net issuance of additional shares of stock          15,342,520       16,451             -               -                  -

Common stock sold                                       36,500       36,500             -               -                  -

Net loss                                                  -           -                 -            (66,951)              -
                                                    ----------    ---------         ---------     ----------          ----------

Balance at June 30, 1994                            16,067,772      102,951             -            (66,951)             -0-

Common stock sold                                    1,980,791    1,566,595             -               -               (523,118)

Common stock issued in exchange for services           115,650      102,942             -               -                  -

Common stock issued with employment agreement           75,000       78,750             -               -                  -

Common stock issued for compensation                   377,500      151,000             -               -                  -

Stock options granted                                    -            -               622,500           -                  -

Amortization of deferred compensation                    -            -                 -               -                  -

Forgiveness of officers' compensation                    -            -                50,333           -                  -

Net loss                                                 -            -                 -         (1,086,436)              -
                                                    ----------    ---------         ---------     ----------          ----------

Balance at June 30, 1995                            18,616,713    2,002,238           672,833     (1,153,387)           (523,118)
                                                    ----------    ---------         ---------     ----------          ----------




                                                         Deferred
                                                       Compensation             Total
                                                       -------------         ------------

Balance at December 10, 1993(date of inception)         $   -0-              $    -0-
                                                       -------------         ------------

Issuance of common stock, restated for reverse
 stock split                                                 -                     50,000

Acquisition of public shell                                  -                     -

Net issuance of additional shares of stock                   -                     16,451

Common stock sold                                            -                     36,500

Net loss                                                     -                    (66,951)
                                                       -------------         ------------

Balance at June 30, 1994                                     -                     36,000

Common stock sold                                            -                  1,043,477

Common stock issued in exchange for services                 -                    102,942

Common stock issued with employment agreement                -                     78,750

Common stock issued for compensation                         -                    151,000

Stock options granted                                       (622,500)              -

Amortization of deferred compensation                        114,375              114,375

Forgiveness of officers' compensation                        -                     50,333

Net loss                                                     -                 (1,086,436)
                                                       -------------         ------------

Balance at June 30, 1995                                    (508,125)             490,441
                                                       -------------         ------------

                                                                     (Continued)


               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                 Statements of Stockholders' Equity (Continued)

          Period December 10, 1993 (date of inception) to June 30, 1997



                                                   Preferred Stock (Series A)    Preferred Stock (Series B)
                                                  ----------------------------  ----------------------------
                                                     Number of                      Number of
                                                      Shares         Amount          Shares        Amount
                                                  -------------   ------------     -----------   -----------

Balance at June 30, 1995                                 -              -               -            -
                                                  ----------      -----------      -----------  -----------

Preferred stock sold, including dividends             4,000         3,600,000           -            -

Common stock sold                                        -              -               -            -

Cancellation of stock subscription                       -              -               -            -

Common stock issued in exchange for services             -              -               -            -

Common stock issued with exercise of stock options       -              -               -            -

Common stock issued with exercise of options
for compensation                                         -              -               -            -

Conversion of preferred stock to common stock        (1,600)       (1,440,000)          -            -

Common stock issued as payment of preferred
stock dividends                                          -              -               -            -

Dividends accrued on preferred
stock not yet converted                                  -              -               -            -

Collection of stock subscriptions                        -              -               -            -

Amortization of deferred compensation                    -              -               -            -

Forgiveness of officers' compensation                    -              -               -            -

Net loss                                                 -              -               -            -
                                                  ----------      -----------      -----------  -----------

Balance at  June 30, 1996                             2,400         2,160,000           -            -





                                                                                                     Deficit
                                                             Common Stock                          Accumulated
                                                     -----------------------        Additional     During the
                                                      Number of                      Paid-In       Development       Subscriptions
                                                       Shares       Amount           Capital          Stage            Receivable
                                                     ----------   ----------       ------------   --------------    ---------------

Balance at June 30, 1995                           18,616,713    2,002,238           672,813     (1,153,387)            (523,118)
                                                   ----------    ---------         ---------     ----------          ----------

Preferred stock sold, including dividends                -           -               998,400       (998,400)              -

Common stock sold                                      70,471    1,561,110             -               -                  -

Cancellation of stock subscription                   (410,500)    (405,130)            -               -                 405,130

Common stock issued in exchange for services        2,503,789    4,257,320             -               -                  -

Common stock issued with exercise of stock
options                                               191,500      104,375             -               -                  (4,375)

Common stock issued with exercise of options
for compensation                                      916,400      367,164             -               -                  -

Conversion of preferred stock to common stock         420,662    1,839,360          (399,360)          -                  -

Common stock issued as payment of preferred
stock dividends                                         4,754       14,629             -            (14,629)              -

Dividends accrued on preferred
stock not yet converted                                  -           -                 -            (33,216)              -

Collection of stock subscriptions                        -           -                 -               -                 103,679

Amortization of deferred compensation                    -           -                 -               -                  -

Forgiveness of officers' compensation                    -           -               100,667           -                  -

Net loss                                                 -           -                 -         (5,986,514)              -
                                                   ----------    ---------         ---------     ----------          ----------

Balance at June 30, 1996                           23,023,789    9,941,066         1,372,540     (8,186,146)            (18,684)
                                                   ----------    ---------         ---------     ----------          ----------





                                                      Deferred
                                                    Compensation    Total
                                                    ------------  ----------
Balance at June 30, 1995                              (508,125)      490,441
                                                     ---------    ----------

Preferred stock sold, including dividends                 -        3,600,000

Common stock sold                                         -        1,561,110

Cancellation of stock subscription                        -             -

Common stock issued in exchange for services              -        4,257,320

Common stock issued with exercise of stock
options                                                   -          100,000

Common stock issued with exercise of options
for compensation                                          -          567,164

Conversion of preferred stock to common stock             -             -

Common stock issued as payment of preferred
stock dividends                                           -             -

Dividends accrued on preferred
stock not yet converted                                   -          (33,216)

Collection of stock subscriptions                         -          103,679

Amortization of deferred compensation                  232,500       232,500

Forgiveness of officers' compensation                     -          100,667

Net loss                                                  -       (5,986,514)
                                                     ---------    ----------

Balance at June 30, 1996                              (275,625)    4,993,151
                                                     ---------    ----------



                                                                      Continued)

              See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                 Statements of Stockholders' Equity (Continued)

          Period December 10, 1993 (date of inception) to June 30, 1997



                                                   Preferred Stock (Series A)    Preferred Stock (Series B)
                                                  ----------------------------  ----------------------------
                                                     Number of                      Number of
                                                      Shares         Amount          Shares        Amount
                                                  -------------   ------------     -----------   -----------

Balance at June 30, 1996                              2,400         2,160,000           -            -
                                                  ----------      -----------      -----------  -----------

Preferred stock sold, including dividends                -              -             450          4,500,000

Conversion of preferred stock to common stock        (2,400)       (2,160,000)          -            -

Common stock issued in exchange for services             -              -               -            -

Common stock issued for compensation                     -              -               -            -

Common stock issued with exercise of stock options       -              -               -            -

Common stock issued with exercise of stock options
through stock appreciation rights                        -              -               -            -

Cancellation of stock issued to employee                 -              -               -            -

Common stock issued as payment of preferred
stock dividends                                          -              -               -            -

Payment of accrued dividends on converted shares         -              -               -            -

Dividends accrued on preferred
stock not yet converted                                  -              -               -            -

Collection of stock subscriptions                        -              -               -            -

Amortization of deferred compensation                    -              -               -            -

Amortization of preferred stock dividend                 -              -               -            -

Net loss                                                 -              -               -            -
                                                  ----------      -----------      -----------  -----------

Balance at June 30, 1997                                 -        $      -            450        $4,500,000
                                                  ----------      -----------      -----------  -----------






                                                                                                     Deficit
                                                             Common Stock                          Accumulated
                                                     -----------------------        Additional     During the
                                                      Number of                      Paid-In       Development       Subscriptions
                                                       Shares       Amount           Capital          Stage            Receivable
                                                     ----------   ----------       ------------   --------------    ---------------

Balance at June 30, 1996                              23,023,789    9,941,066         1,372,340     (8,186,146)              (8,614)
                                                      ----------    ---------         ---------     ----------          ----------

Preferred stock sold, including dividends                   -           -               714,144       (714,155)              -

Conversion of preferred stock to common stock          1,041,202    2,759,040           599,040          -                   -

Common stock issued in exchange for services             214,200      630,129             -              -                   -

Common stock issued for compensation                     313,200      918,364

Common stock issued with exercise of stock options        17,000       33,750            11,521          -                  (33,750)

Common stock issued with exercise of stock options
through stock appreciation rights                        334,933      363,514           950,473          -                   -

Cancellation of stock issued to employee                (150,000)     (52,500)            -              -                   -

Common stock issued as payment of preferred
stock dividends                                           20,760       49,603             -            (49,603)              -

Payment of accrued dividends on converted shares            -           -                 -              33,216              -

Dividends accrued on preferred
stock not yet converted                                     -           -                 -            (168,288)             -

Collection of stock subscriptions                           -           -                 -               -                  16,875

Amortization of deferred compensation                       -           -                 -                -                  -

Amortization of preferred stock dividend                    -           -              (714,155)       714,155                -

Net loss                                                    -           -                 -         (7,917,493)            -

                                                      ----------    ---------         ---------     ----------          ----------

Balance at June 30, 1997                              24,905,084  $14,662,966        $1,185,496   $(16,288,314)         $  (35,519)
                                                      ----------    ---------         ---------     ----------          ----------



                                                             Deferrred
                                                            Compensation     Total
                                                           --------------  ---------

Balance at June 30, 1996                                     (215,625)     4,993,151
                                                            ---------     ----------

Preferred stock sold, including dividends                        -         4,500,000

Conversion of preferred stock to common stock                    -             -

Common stock issued in exchange for services                     -           650,129

Common stock issued for compensation                             -           918,364

Common stock issued with exercise of stock options               -            91,521

Common stock issued with exercise of stock options
through stock appreciation rights                                -         1,313,989

Cancellation of stock issued to employee                         -           (52,500)

Common stock issued as payment of preferred
stock dividends                                                  -             -

Payment of accrued dividends on converted shares                 -            33,216

Dividends accrued on preferred
stock not yet converted                                          -          (168,288)

Collection of stock subscriptions                                -            16,875

Amortization of deferred compensation                         157,500        157,500

Amortization of preferred stock dividend                         -        (7,917,493)


Net loss                                                         -        (7,917,493
                                                            ---------     ----------

Balance at June 30, 1997                                    $(118,125)    $4,536,464
                                                            ---------     ----------


              See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                            Statements of Cash Flows

                           Increase (Decrease) in Cash

                                                                                             From
                                                                                           Inception
                                                                                         (December 10,
                                                         Year Ended      Year Ended         1993) to
                                                       June 30, 1997    June 30, 1996    June 30, 1997
                                                       -------------    -------------    --------------

Net loss                                               $ (7,917,493)     $(5,986,514)     $(15,057,394)
                                                       ------------      -----------      ------------
Adjustments to reconcile net loss to net cash
 used for operating activities:
    Depreciation and amortization                           202,365          111,672           364,214
    Amortization of deferred compensation                   157,500          232,500           504,375
    Noncash compensation and consulting expenses          2,957,128        3,049,113         6,310,516
    (Increase) in restricted certificate of deposit        (103,500)            --            (103,500)
    (Increase) decrease in loans receivable
        - shareholders and others                           (10,073)          48,600           (10,073)
    (Increase) decrease in prepaid expenses                 (40,892)         (15,900)          (56,792)
    (Increase) decrease in other assets                      43,375          (50,346            (9,635)
    Increase in accounts payable
       and accrued expenses                                 178,724           88,074           351,258
                                                       ------------      -----------      ------------
      Total adjustments                                   3,384,627        3,463,713         7,350,363
                                                       ------------      -----------      ------------
      Net cash used for operating activities             (4,532,866)      (2,522,801)       (7,707,031)
                                                       ------------      -----------      ------------

Cash flows from investing activities:
    Prototype equipment                                    (641,247)        (304,963)       (1,216,585)
    Capital expenditures                                 (2,815,923)        (471,930)       (3,545,256)
                                                       ------------      -----------       -----------

      Net cash used for investing activities             (3,457,170)        (776,893)       (4,761,841)
                                                       ------------      -----------      ------------

Cash flows from financing activitie
    Repayment of capital lease obligation                    (5,512)            --              (5,512)
    Proceeds from stockholder loans, net                    (77,833)          29,060               --
    Proceeds from issuance of preferred stock             4,500,000        3,600,000         8,100,000
    Net proceeds from issuance of common stock              (18,750)       3,629,929         4,757,607
                                                       ------------      -----------      ------------

      Net cash provided by financing activities           4,397,905        7,258,989        12,852,095
                                                       ------------      -----------      ------------

Net increase (decrease) in cash                          (3,592,131)       3,959,295           383,223

Cash and cash equivalents at beginning of period          3,975,354           16,059               -0-
                                                       ------------      -----------      ------------

Cash and cash equivalents at end of period             $    383,223      $ 3,975,354      $    383,223
                                                       ============      ===========      ============


                                                                     (Continued)

               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                       Statement of Cash Flows (Continued)


                                                                                                       From
                                                                                                     Inception
                                                                                                   (December 10,
                                                                   Year Ended      Year Ended        1993) to
                                                                  June 30, 1997   June 30, 1996    June 30, 1997
                                                                  -------------   -------------    -------------
Supplemental disclosures of cash flow information:

         Cash paid for interest                                    $    2,744       $     --         $   27,053
                                                                   ==========       ==========       ==========

Supplemental disclosures of noncash
 investing and financing activities:

         Issuance of common stock and options
           in exchange for services                                $  650,129       $2,487,025       $3,290,429
                                                                   ==========       ==========       ==========

         Issuance of common stock in
           exchange for property and equipment                     $    --    $         10,900       $   89,650
                                                                   ==========       ==========       ==========


         Issuance of common stock for
           compensation                                            $  918,364       $  567,164       $1,636,528
                                                                   ==========       ==========       ==========

         Issuance of common stock through
           exercise of incentive stock options                     $1,405,510       $     --         $1,405,510
                                                                   ==========       ==========       ==========

         Issuance of common stock as
           payment for preferred stock dividends                   $   49,603       $   14,629       $   64,232
                                                                   ==========       ==========       ==========

         Acquisition of property and equipment
           through the issuance of a capital
           lease payable                                           $   50,289       $       --       $   50,289
                                                                   ==========       ==========       ==========



                     See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                          Notes to Financial Statements



(1)      BACKGROUND

The Company, ("Imaging Diagnostic Systems, Inc.") was organized in the state of New Jersey on November 8, 1985, under its original name of Alkan Corp. On April 14, 1994, a reverse merger was effected between Alkan Corp. and the Florida corporation of Imaging Diagnostic Systems, Inc.("IDSI-Fl."). IDSI-Fl. was formed on December 10, 1993.(see Note 4) Effective July 1, 1995 the Company changed its corporate status to a Florida corporation.

The Company is in the business of developing medical imaging devices based upon the combination of the advances made in ultrafast electro-optic technology and the unique knowledge of medical imaging devices held by the founders of the Company. Previously, the technology for these imaging devices had not been available. The initial CTLM(TM) prototype has been developed with the use of "Ultrafast Laser Imaging Technology"(TM), and this technology was first introduced at the "RSNA" scientific assembly and conference during late November 1994. The completed CTLM(TM) device was exhibited at the "RSNA" conference November 26-30, 1995. The Company exhibited the pilot production run CTLM(TM) device at the "RSNA" conference held in Chicago on December 1-6, 1996. The Company filed its initial patent application for the CTLM(TM) device on June 7, 1995 and has subsequently filed for foreign patent protection.

The initial CTLM(TM) prototype produced live images of an augmented breast on February 23, 1995. From the experience gained with this initial prototype, the Company continued its research and development resulting in new hardware and software enhancements. The Food and Drug Administration (FDA) approved calibration Investigational Device Exemption ("IDE") clinical testing in the Company's laboratory. This phase of clinical testing was approved for a small number of calibration scans on volunteers. At the conclusion of the calibration studies, the Company will commence its first clinical trial at the Strax Diagnostic Breast Institute under a Phase I - IDE application, which was approved by the FDA on February 9, 1996. Four additional clinical sites are planned by the end of calendar 1997.

The Company is currently in a development stage and is in the process of raising additional capital. There is no assurance that once the development of the CTLM(TM) prototype is completed and finally gains Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.


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

         (b) Cash and cash equivalents

         Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company.

         (c) Prototype equipment

         The direct costs associated with the final CTLM(TM) prototypes have been capitalized. On June 17, 1996 the Company's Director of Research and Development and the Director of Engineering decided to discontinue with the development of the then current generation proprietary scanner and data collection system (components of the prototype CTLM(TM) device) and to begin development of a third generation scanner and data collection system. As a result, certain items amounting to $677,395 were reclassified as follows: $512,453 as research and development expense and $164,941 as computer and lab equipment. The costs associated with the completed prototype units placed at clinical test locations will be transferred to clinical equipment at their historical cost. The prototype costs will be amortized over a period of five years upon placement of the equipment at the clinical testing locations.

         (d) Property, equipment and software development costs

         Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line methods over the estimated useful lives of the related assets.

         Under the criteria set forth in Statement of Financial Accounting Standards No. 86, capitalization of software development costs begins upon the establishment of technological feasibility for the product. The establishment of technological

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (d) Property, equipment and software development costs (Continued)

         feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgement by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. After considering the above factors, the Company has determined that software development costs, incurred subsequent to the initial acquisition of the basic software technology, should be properly expensed. Such costs are included in research and development expense in the accompanying statements of operations.

         (e) Research and Development

         Research and development expenses consist principally of expenditures for equipment and outside third-party consultants which are used in testing and the development of the Company's prototypes, product software and compensation to specific company personnel. The non-payroll related expenses include testing at outside laboratories, parts associated with the design of initial components and tooling costs, and other costs which do not remain with the developed CTLM(TM) prototype. The software development costs are with outside third-party consultants involved with the implementation of final changes to the developed software. All research and development costs are expensed as incurred.

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

         (h) Reclassifications

         Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.


(3)      RESTATEMENT

The Company had been capitalizing the costs associated with the final development of the CTLM(TM) software from its initial acquisition phase to the software being used in the CTLM(TM) machine currently undergoing tests at clinical locations. Effective December 31, 1996, the Company has restated its financial statements to expense all additional costs incurred since the acquisition of the original software. Accordingly, the Company has expensed a total of $869,692 as additional research and development costs through December 31, 1996, of which $436,736 was applicable to the fiscal year ended June 30, 1996.


(4)      MERGER

On April 14, 1994, IDSI-Fl. acquired substantially all of the issued and outstanding shares of Alkan Corp. The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion #16, wherein the shareholders of IDSI-Fl. retained the majority of the outstanding stock of Alkan Corp. after the merger.(see Note 14)


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(4)      MERGER (Continued)

As reflected in the Statement of Stockholders' Equity, the Company recorded the merger with the public shell at its cost, which was zero, since at that time the public shell did not have any assets or equity. There was no basis adjustment necessary for any portion of the merger transaction as the assets of IDSI-Fl. were recorded at their net book value at the date of merger. The 178,752 shares represent the exchange of shares between the companies at the time of merger.

As part of the transaction, the certificate of incorporation of Alkan was amended to change its name to Imaging Diagnostic Systems, Inc.


(5)      GOING CONCERN

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is totally dependent upon the debt and equity funding.

As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However, management of the Company is continually negotiating with various outside entities for additional funding necessary to complete the clinical testing phase of development, required before they can receive FDA marketing clearance. In addition, management has been able to raise the necessary capital to reach this stage of product development and has been able to fund any capital requirements to date. There is no assurance that once the development of the CTLM(TM) prototype is completed and finally gains Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.


(6)      RESTRICTED CERTIFICATE OF DEPOSIT

The Company has issued an irrevocable letter of credit, due on October 4, 1997, towards the purchase of laboratory equipment. The letter of credit is secured with the certificate of deposit.


(7)      STOCKHOLDERS' LOANS - RECEIVABLES AND PAYABLES

Certain of the major shareholders have advanced funds to the Company during 1995 and 1996. These loans are unsecured and non-interest bearing. These loans have been repaid in full during the year ended June 30, 1997.

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(8)      PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

                                                           June 30,
                                                ----------------------------
                                                    1997             1996
                                                -----------       ----------
   Furniture and fixtures                       $   240,029       $  28,199
   Building and land                              2,081,399           --
   Clinical equipment                               250,000           --
   Computers and equipment                          389,373         164,270
   CTLM(TM) software costs                          352,932         352,932
   Trade show equipment                             153,193          81,416
   Laboratory equipment                             179,862         153,758
   Leasehold improvements                             --             38,407
                                                -----------       ---------

                                                  3,646,788         818,982
   Less: accumulated depreciation                  (325,809)       (161,850)
                                                -----------       ---------

            Totals                              $ 3,320,979       $ 657,132
                                                ===========       =========

The estimated useful lives of property and equipment for purposes of computing depreciation and amortization are:

       Furniture, fixtures, clinical, computers, laboratory
         equipment and trade show equipment                        5-7 years
       Building                                                     40 years
       CTLM(TM) software costs                                       5 years
       Leasehold improvements                                    Length of lease

Telephone equipment, acquired under a long-term capital lease at a cost of $50,289, is included in furniture and fixtures. The net unamortized cost of the CTLM(TM) software at June 30, 1997 and 1996 are $225,007 and $279,353, respectively, which represents the net realizable value of the CTLM(TM) software at the end of each period presented. Amortization expense related to the CTLM(TM) software for each period presented in the statement of operations is as follows:


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(8)      PROPERTY AND EQUIPMENT (Continued)

                      Period ended                     Amount
                      ------------                   ---------
                        6/30/97                      $  54,345
                        6/30/96                         54,345
                        6/30/95                         19,160
                        6/30/94                             73
                                                     ---------
                    Total                            $ 127,923
                                                     =========


(9)      OTHER ASSETS

Other assets consist of the following:
                                                                June 30,
                                                         ---------------------
                                                            1997        1996
                                                         ---------    --------
   Deposit on purchase of new building                   $    --      $ 50,000
   Security deposits                                         9,635       3,010
                                                         ---------    --------

             Totals                                      $   9,635    $ 53,010
                                                         =========    ========

The Company had paid a $50,000 deposit on the acquisition of a building, with a purchase price of $1,250,000, as of June 30, 1996, which was finally acquired on August 29, 1996.


(10)     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                                  June 30,
                                                         ----------------------
                                                            1997         1996
                                                         ---------    ---------
   Accounts payable - trade                              $ 276,096    $ 165,047
   Preferred stock dividends payable                       168,288       33,216
   Accrued property taxes payable                           14,000        --
   Accrued compensated absences                             56,632        --
   Payroll taxes payable                                     4,530        7,487
                                                         ---------    ---------

                  Totals                                 $ 519,546    $ 205,750
                                                         =========    =========

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(11)     LEASES

The Company has entered into a lease arrangement which expires in 2002 for its telephone equipment. This arrangement transfers to the Company substantially all of the risks and benefits of ownership of the related asset. The asset has been capitalized as property and equipment (see Note 8) and the obligation has been recorded as debt. At June 30, 1997, approximate future minimum lease payments under capitalized lease obligations were as follows:

     Year ending June 30,
     --------------------
            1998                                                 $  12,384
            1999                                                    12,384
            2000                                                    12,384
            2001                                                    12,384
            2002                                                     4,128
                                                                 ---------

            Total minimum lease payments                            53,664
            Less amount representing interest                       (8,887)
                                                                 ---------

            Present value of net minimum lease payments             44,777

            Less current portion                                    (8,928)
                                                                 ---------

            Long-term portion                                    $  35,849
                                                                 =========


The Company also leases certain office equipment under an operating lease expiring in June 1998. The Company's lease for its office space expired during the fiscal year ended June 30, 1997.

Minimum future lease payments under the non-cancelable operating lease having a remaining term in excess of one year as of June 30, 1997 for the next year total $3,396.




                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(12)     INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carryforwards of approximately $11,045,000 to offset future taxable income. Such carryforwards expire in years beginning 2009. The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $3,755,000 and $1,538,500 at June 30, 1997 and 1996, respectively. The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from July 1, 1996 to June 30, 1997 was an increase of approximately $2,216,500.


(13)     CONVERTIBLE PREFERRED STOCK

On April 27, 1995, the Company amended the Articles of Incorporation to provide for the authorization of 2,000,000 shares of no par value preferred stock. The shares were divided out of the original 50,000,000 shares of no par value common stock.

The Company issued 4,000 shares of "Series A Convertible Preferred Stock" ("Series A Preferred Stock") on March 21, 1996 under a Regulation S Securities Subscription Agreement. The agreement called for a purchase price of $1,000 per share, with net proceeds to the Company, after commissions and issuance costs, amounting to $3,600,000.

The holders of the Series A Preferred Stock may convert up to 50% prior to May 28, 1996, and may convert their remaining shares subsequent to May 28, 1996 without the payment of any additional consideration, into fully paid and nonassessable shares of the Company's no par value common stock based upon the "conversion formula". The conversion formula states that the holder of the Preferred Stock will receive shares determined by dividing (I) the sum of $1,000 plus the amount of all accrued but unpaid dividends on the shares of Convertible Preferred Stock being so converted by the (ii) "Conversion Price". The "Conversion Price" shall be equal to seventy-five percent (75%) of the Market Price of the Company's common stock; provided, however, that in no event will the "Conversion Price" be greater than the closing bid price per share of common stock on the date of conversion.


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(13)     CONVERTIBLE PREFERRED STOCK (Continued)

The agreement provides that no fractional shares shall be issued. In addition, provisions are made for any stock dividends or stock splits that the Company may issue with respect to their no par value common stock. The Company is also required to reserve and keep available out of its authorized but unissued common stock such number of shares of common stock as shall be available to effect the conversion of all of the outstanding shares of Series A Convertible Preferred Stock. The holders of the Series A Preferred Stock are also entitled to receive a five percent (5%) per share, per annum dividend out of legally available funds and to the extent permitted by law. These dividends are payable quarterly on the last business day of each quarter commencing with the calendar quarter next succeeding the date of issuance of the Series A Preferred Stock. Such dividends shall be fully cumulative and shall accrue, whether or not declared by the Board of Directors of the Company, and may be payable in cash or in freely tradeable shares of common stock.

The Series A Preferred Stockholders shall have voting rights similar to those of the regular common stockholders, with the number of votes equal to the number of shares of common stock that would be issued upon conversion thereof. The Series A Preferred Stock shall rank senior to any other class of capital stock of the Company now or hereafter issued as to the payment of dividends and the distribution of assets on redemption, liquidation, dissolution or winding up of the Company.

As of June 30, 1996, 1,600 shares of the Series A Preferred Stock had been converted into a total 425,416 shares (including accumulated dividends) of the Company's common stock. The remaining 2,400 shares of Series A Preferred Stock were converted into 1,061,202 shares (including accumulated dividends) of the Company's common stock during the fiscal year ended June 30, 1997.

The Company issued 450 shares of "Series B Convertible Preferred Stock" ("Series B Preferred Stock") and warrants to purchase up to an additional 112,500 shares of common stock on December 17, 1996 pursuant to Regulation D and Section 4(2) of the Securities Act of 1933. The agreement called for a purchase price of $10,000 per share, with proceeds to the Company amounting to $4,500,000.



                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(13)     CONVERTIBLE PREFERRED STOCK (Continued)

The holders of the Series B Preferred Stock may convert up to 34% of the Series B Preferred Stock 80 days from issuance (March 7, 1997), up to 67% of the Series B Preferred Stock 100 days from issuance (March 27, 1997), and may convert their remaining shares 120 days from issuance (April 19, 1997) without the payment of any additional consideration, into fully paid and nonassessable shares of the Company's no par value common stock based upon the "conversion formula". The conversion formula states that the holder of the Series B Preferred Stock will receive shares determined by dividing (I) the sum of $10,000 by the (ii) "Conversion Price" in effect at the time of conversion. The "Conversion Price" shall be equal to eighty-two percent (82%) of the Market Price of the Company's common stock; provided, however, that in no event will the "Conversion Price" be greater than $3.85. The warrants are exercisable at any time for an exercise price of $5.00 and will expire five years from the date of issue.

The agreement provides that no fractional shares shall be issued. In addition, provisions are made for any stock dividends or stock splits that the Company may issue with respect to their no par value common stock. The Company is also required to reserve and keep available out of its authorized but unissued common stock such number of shares of common stock as shall be available to effect the conversion of all of the outstanding shares of Convertible Preferred Stock. The holders of the Series B Preferred Stock are also entitled to receive a seven percent (7%) per share, per annum dividend out of legally available funds and to the extent permitted by law. These dividends are payable quarterly on the last business day of each quarter commencing with the calendar quarter next succeeding the date of issuance of the Series B Preferred Stock. Such dividends shall be fully cumulative and shall accrue, whether or not declared by the Board of Directors of the Company, and may be payable in cash or in freely tradeable shares of common stock.

The Series B Preferred Stockholders shall have voting rights similar to those of the regular common stockholders, with the number of votes equal to the number of shares of common stock that would be issued upon conversion thereof. The Series B Preferred Stock shall rank senior to any other class of capital stock of the Company now or hereafter issued as to the payment of dividends and the distribution of assets on redemption, liquidation, dissolution or winding up of the Company.

As of June 30, 1997, none of the Series B Preferred Stock or the associated warrants had been converted, and there was a total of $168,288 of accrued dividends payable.


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(14)     COMMON STOCK

On June 8, 1994, at a special meeting of shareholders of the Company, a one for one hundred reverse stock split was approved reducing the number of issued and outstanding shares of common stock from 68,875,200 shares to 688,752 shares (510,000 shares of original stock, for $50,000, and the 178,752 shares acquired in the merger). In addition, the board of directors approved the issuance of an additional 27,490,000 shares of common stock that had been provided for in the original merger documents. However, during April, 1995 the four major shareholders agreed to permanently return 12,147,480 of these additional shares. Therefore, the net additional shares of common stock issued amounts to 15,342,520 shares, and the net additional shares issued as a result of this transaction have been reflected in the financial statements of the Company. (See Statement of Stockholders' Equity)

The Company has sold 1,290,069 shares of its common stock through Private Placement Memorandums dated April 20, 1994 and December 7, 1994, as subsequently amended. The net proceeds to the Company under these Private Placement Memorandums were approximately $1,000,000. In addition, the Company has sold 690,722 shares of "restricted common stock" during the year ended June 30, 1995. These shares are restricted in terms of a required holding period before they become eligible for free trading status. As of June 30, 1995, receivables from the sale of common stock during the year amounted to $523,118. The Company has an escrow agent as custodian for these unpaid shares. During the year ended June 30, 1996, 410,500 shares of the common stock related to these receivables were canceled and $103,679 was collected on the receivable. The unpaid balance on these original sales and other subsequent sales of common stock, in the amount of $35,559, as of June 30, 1997, is reflected as a reduction to stockholder's equity on the Company's balance sheet.

During the year ended June 30, 1995, 115,650 shares of common stock were issued to satisfy obligations of the Company amounting to $102,942, approximately $.89 per share. The stock was recorded at the fair market value at the date of issuance.

During the year ended June 30, 1995, the wages accrued to the officers of the Company in the amount of $151,000, was satisfied with the issuance of 377,500 shares of restricted common stock. Compensation expenses had been charged during the fiscal year pursuant to the employment agreements with the officers. In addition, during the year ended June 30, 1995, 75,000 shares of restricted common stock were issued to a company executive pursuant to the employment agreement with this executive. Compensation expense of $78,750 was recorded in conjunction with this transaction.

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(14)     COMMON STOCK (Continued)

During the year ended June 30, 1996, the Company sold, under the provisions of Regulation S, a total of 700,471 shares of common stock. The proceeds from the sale of these shares of common stock amounted to $1,561,110. The Company issued an additional 2,503,789 shares ($4,257,320) of its common stock as a result of the exercise of stock options issued in exchange for services rendered during the year. Cash proceeds associated with the exercise of these options and the issuance of these shares amounted to $1,860,062, with the remaining $2,397,258 reflected as noncash compensation. These 2,503,789 shares were issued at various times throughout the fiscal year. The stock has been recorded at the fair market value at the various grant dates for the transactions. Compensation, aggregating $2,298,907, has been recorded at the excess of the fair market value of the transaction over the exercise price for each of the transactions.

As of June 30, 1997, there were a total of 1,507,378 shares of common stock issued as a result of the conversion of the Series A Convertible Preferred Stock and the related accumulated dividends. (See Note 13)

Common stock issued to employees as a result of the exercise of their incentive stock options and their non-qualified stock options during the fiscal year ended June 30, 1996 amounted to 1,187,900, of which 996,400 shares were issued pursuant to the provisions of the non-qualified stock options and were exercised in a "cash-less" transaction, resulting in compensation to the officers of $567,164. Compensation cost was measured as the excess of fair market value of the shares received over the value of the SAR shares tendered in the transaction. The excess of fair market value at July 15, 1995 approximated $.57 per share on the 996,400 shares issued.

During the year ended June 30, 1997, the Company issued a total of 1,881,295 shares ($4,721,900) of its common stock. The conversion of Series A Convertible Preferred Stock accounted for the issuance of 1,081,962 shares ($2,808,643). The remaining 799,333 shares were issued as follows:

      1. Services rendered by independent consultants in exchange for 31,200 shares. Research and development expenses of $90,480 was charged as the fair market value at November 20, 1996 was $2.90 per share.

      2. On December 20, 1996, bonus stock was issued to Company employees, 3,200 shares. Compensation expense of $10,463 was charged as the fair market value at that date was $3.27 per share.

      3. On January 3, 1997 bonus stock was issued to the officers of the Company, 350,000 shares. Compensation expense of $907,900 was charged, as the fair market value at that date was $2.59 per share.

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(14)     COMMON STOCK (Continued)

         4. On February 13, 1997, 4,000 shares were issued to an outside consultant in exchange for services performed. Consulting services of $11,500 were recorded, representing the fair market value ($2.88 per share) on that date.

         5. Services rendered by an independent consultant during June 1997 in exchange for 199,000 shares. Consulting expenses of $548,149 was charged, as the fair market value on the date of the transaction was approximately $2.75 per share.

         6. Exercise of incentive stock options, 361,933 shares ($397,264).

         7. The Company repurchased 150,000 shares ($52,500), which had been previously acquired by one of its employees.


(15)     STOCK OPTIONS

During July 1994, the Company adopted a non-qualified Stock Option Plan (the "Plan"), whereby officers and employees of the Company may be granted options to purchase shares of the Company's common stock. Under the plan, an officer may be granted non-qualified options to purchase shares of common stock over the next five calendar years, at a minimum of 250,000 shares per calendar year. The exercise price shall be thirty-five percent of the fair market value at the date of exercise. On July 5, 1995 the Board of Directors authorized an amendment to the Plan to provide that upon exercise of the option, the payment for the shares exercised under the option may be made in whole or in part with shares of the same class of stock. The shares to be delivered for payment would be valued at the fair market value of the stock on the day preceding the date of exercise. The portion of the plan applicable to the officers of the Company was terminated effective July 1, 1996.

The incentive stock option plan was approved by the Board of Directors and adopted by the shareholders at the March 29, 1995 annual meeting. This plan provides for the granting, exercising and issuing of incentive stock options pursuant to Internal Revenue Code Section 422. The Company may grant incentive stock options to purchase up to 5% of the issued and outstanding common stock of the Company at any time. The Board of Directors has direct responsibility for the administration of these plans.

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


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(15)     STOCK OPTIONS (Continued)

The Company records the discount from fair market value on the non-qualified stock options as a charge to deferred compensation at the date of grant of grant and credits additional paid-in capital. The compensation is amortized to income over the vesting period of the options.

Transactions and other information relating to the plans are summarized as follows:


                                               Incentive Stock Options                Nonqualified Options
                                               -----------------------             ---------------------------
                                               Shares     Option Price               Shares       Option Price
                                               -------    ------------             -----------    ------------
Outstanding at June 30, 1994                     -0-                                       -0-
   Granted                                      71,429    $1.40                      2,250,000         (1)
   Exercised                                        --                                      --
                                               -------                              ----------

Outstanding at June 30, 1995                    71,429    $1.40                      2,250,000
   Granted                                     782,563    $ .81 - 8.16                      --
   Exercised                                  (164,956)   $1.25                     (1,400,831)    $.35 - 1.18
                                              --------                              ----------

Outstanding at June 30, 1996                   689,036    $ .81 - 8.16                 849,169         (1)
   Granted                                     363,427    $2.56 - 4.37                      --
   Exercised                                  (395,384)        (2)                          --
   Canceled                                         --                                (399,169)        (3)
                                              --------                              ----------

Outstanding at June 30, 1997                   657,079    $ .81 - 8.16                 450,000         (1)
                                              ========                              ==========


         (1) The option price of the non-qualified options for shares issued to officers of the Company is thirty-five percent of the fair market value at the date of exercise. The option price of the remaining shares ranged from $.35 per share for one individual, and the greater of $.50 per share or thirty-five percent of the fair market value at the date of exercise for the other individual. When the non-qualified shares were exercised, the fair market value of the common stock ranged from $.94 to $1.18 per share. The exercise of 150,000 shares by an individual was rescinded in January 1997, and the remaining money ($52,500) returned.

         (2) Of the total 395,384 options that were exercised during the year ended June 30, 1997, 27,500 of these options were incentive stock options exercised by one of the employees at $1.25. (The incentive options were granted on September 20, 1995 at fair market value, no compensation was recorded.) The remaining 367,884 options were exercised by officers and an employee of the Company pursuant to their Stock Appreciation Rights, and they acquired a total of 334,933 shares of common stock. A charge to compensation expense of $1,405,510, for the fair value of the common stock issued in excess of the exercise price, was made during the period
                                                                    (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(15)     STOCK OPTIONS (Continued)

         (3) The remaining nonqualified options which were granted and not exercised by the officers of the Company have been canceled and that plan, with respect to the officers, was terminated effective July 1, 1996.

At June 30, 1997, 308,084 of the incentive stock options were vested and exercisable and the 450,000 non-qualified stock options were fully vested and exercisable. The stock options vest at various rates over periods up to ten years. Shares of authorized common stock have been reserved for the exercise of all options outstanding. The following option transactions have occurred:

    On July 5, 1994 the Company issued non-qualified options to its officers and directors to purchase 1,500,000 shares of common stock at 35% of the fair market value at the date of exercise. Compensation expense of $567,164 was recorded during the year ended June 30, 1994 as a result of the discount from the market value at the date of exercise.

    On November 7, 1994, the Company granted 300,000 non-qualified options to its general counsel, currently a vice-president of the Company, at an exercise price of $0.50 per share. Deferred compensation of $150,000 was recorded on the transaction and is being amortized over the vesting period. The options were all exercised as of June 30, 1997.

    On March 30, 1995, the Company granted to the director of engineering, a non-qualified option to purchase up to 150,000 shares of common stock per year, or a total of 450,000 shares, during the period March 30, 1995 and ending March 31, 1998. The exercise price shall be $0.35 per share. The options do not "vest" until one year from the anniversary date. Deferred compensation of $472,500 was recorded on the transaction and is being amortized over the vesting period. The Company also granted the individual, incentive options to purchase 71,429 shares of common stock at an exercise price of $1.40 per share. The options expire on March 30, 1998.

    On September 1, 1995, the Company issued to its three officers and directors incentive options to purchase 107,527 shares, individually, at an exercise price of $0.93 per share (110% of the fair market value). The options expire on September 1, 1999.

    On September 1, 1995, the Company issued to an employee incentive options to purchase 119,047 shares of common stock at an exercise price of $0.84 per share. The options expire on September 1, 2000.

                                                                    (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(15)     STOCK OPTIONS (Continued)

    At various dates during the fiscal year ended June 30, 1996, the Company issued to various employees incentive options to purchase 340,935 shares of common stock at prices ranging from $0.81 to $8.18. In all instances, the exercise price was established as the fair market value of the common stock at the date of grant, therefore no compensation was recorded on the issuance of the options. In most cases, one-third of the options vest one year from the grant date, with one-third vesting each of the next two years. The options expire in ten years from the grant date.

    On July 4, 1996, the Company issued to its three officers and directors incentive options to purchase 22,883 shares, individually, at an exercise price of $4.37 per share (110% of the fair market value). The options expire on July 4, 2001.

    At various dates during the year ended June 30, 1997, the Company issued to various employees incentive options to purchase 294,778 shares of common stock at prices ranging from $2.56 to $3.81. In all instances, the exercise price was established as the fair market value of the common stock at the date of grant, therefore no compensation was recorded on the issuance of the options. In most cases, one-third of the options vest one year from the grant date, with one-third vesting each of the next two years. The options expire in ten years from the grant date.


(16)     CONCENTRATION OF CREDIT RISK

During the year, the Company has maintained cash balances in excess of the Federally insured limits. The funds are with a major money center bank. Consequently, the Company does not believe that there is a significant risk in having these balances in one financial institution. The cash balance at June 30, 1997 was $346,000.


(17)     COMMI(TM)ENTS AND CONTINGENCIES

On July 5, 1994, the Company entered into five-year employment agreements with its chief executive officer, president and executive vice-president. The agreements provide for compensation to these individuals, during the Company's development stage, at the annual rate of $250,000 (amended by Board of Directors effective January 1, 1996), $104,000 (amended by Board of Directors effective January 15, 1997), and $104,000, respectively.

                                                                    (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(17)     COMMI(TM)ENTS AND CONTINGENCIES (Continued)

Additional provisions have been made in these agreements for salary adjustments to all of the individuals including bonus arrangements, once the Company is operational. During the fourth quarter (May 1, 1995) of the fiscal year ended June 30, 1995, the officers of the Company agreed to permanently forgive any compensation provided in their employment contracts until the Company establishes an adequate cash flow. The Company reinstated the compensation to these officers beginning November 1, 1995. The total amount of compensation forgiven by these officers amounted to $151,000; or $100,667 during the fiscal year ended June 30, 1996 and $50,333 during the fiscal year ended June 30, 1995. The financial statements reflect this compensation as a contribution to the paid-in capital of the Company in the appropriate accounting periods. As a result, the officers were paid at fifty-percent of their employment contract for a period of twelve months. On April 1, 1995, the Company entered into a two year agreement with its vice-president and general counsel, and provides for annual compensation of $85,000. This contract was extended on June 16, 1997, providing for annual compensation of $95,000, with no limit as to the term.

As additional consideration for his development efforts in the CTLM(TM) prototype, the chief executive officer has been granted a "development royalty" which will be paid based upon the net foreign and domestic sales, after direct costs and commissions, of the CTLM(TM) device. The royalty percent ranges from 2.5% to a maximum of 5%, based upon varying levels of gross sales.

On April 9, 1995, the Company entered into a three-year employment agreement with its Director of Engineering at an annual salary of $100,000. The contract also provided for the issuance of 75,000 restricted shares of the Company's common stock. Compensation expense ($1.05 per share), in the amount of $78,750 was recorded on the transaction.

During the years ended June 30, 1997 and 1996, employment agreements were initiated with individuals in various positions within the Company. Annual payments for compensation under these agreements amount to $634,000 and $357,000, respectively, in the aggregate.

On July 1, 1996, the Company entered into a "Re-Seller Agreement" with an organization located in Italy, for the sole purpose of providing the organization with exclusive distribution rights within the three countries defined by the agreement. The term of this agreement shall be for twenty-nine months, and the Company and Distributor agree to renew the agreement for an additional two years if the Distributor makes purchases of the CTLM(TM) device in an aggregate amount of at least four million U.S. dollars ($4,000,000) during the Initial Term of this agreement.

                                                                    (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(18)     SUBSEQUENT EVENT

On September 10, 1997, the Company executed a formal "Term Sheet" with an investor to raise additional equity capital. The Company will receive net proceeds of approximately $1,780,000, after commissions, by issuing in a Regulation D Private Placement shares of its common stock. The actual number of shares of common stock to be issued will be determined at closing, and will be based upon an average price of the common stock, five days prior to closing. The closing of this offering is expected to take place within fifteen days. The stock will be restricted under Rule 144 for either a one or two year period, which will also be finalized at closing. The Company will also issue 400,000 warrants, exercisable over the next five years, at an exercise price equal to twice the closing price of the private placement offering.

On September 11, 1997, the Company accepted a letter of intent for the issuance of $2,500,000 of "Series C Convertible Preferred Stock". The holders of the preferred shares shall have demand registration rights pursuant to a registration rights agreement which shall be signed contemporaneously with the subscription agreement. The closing of this offering is expected to take place within fifteen days.