Form 10QSB
period 1997-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1997-11-14
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
[X]   QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 1997


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

Registrant's telephone number: (954) 581-9800

      Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

      The number of shares outstanding of each of the issuer's classes of equity as of September 30, 1997: 25,282,584 shares of Common Stock, no par value; and, 450 shares of Series B and 210 shares of Series C Preferred Convertible Stock, no par value.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)


Part I - Financial Information                                  Page

      Condensed Balance Sheet -
      September 30, 1997 and June 30, 1997.....................................3

      Condensed Statement of Operations -
      Three months ended September 30, 1997
      and 1996,and December 10,
      1993(date of inception)to September 30, 1997.............................4

      Condensed Statement of Cash Flows -
      Three months ended September 30, 1997
      and 1996, and December 10, 1993
      (date of inception)to September 30,1997..................................5


Notes to Condensed Financial Statements .......................................6

Management's Discussion and Analysis of
Financial Condition and Results................................................7

Part II - Other Information

Item 1,    Legal Proceedings...................................................8

Item 2,    Changes in Securities...............................................8

Item 3,    Defaults Upon Senior Securities.....................................8

Item 4,    Submission of Matters To a Vote of
                Security Holders ..............................................9

Item 5,    Other Information...................................................9

Item 6,    Exhibits and Reports on Form 8-K...................................11

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)

                             Condensed Balance Sheet


                                     Assets

                                                     September 30, 1997         June 30, 1997
                                                        (Unaudited)                   *
Current Assets

      Cash                                               1,910,887                  383,223
      Restricted Certificate of Deposit                    103,500                  103,500
      Prepaid expenses                                      44,223                   56,792
      Loan Receivable                                        8,073                   10,073
                                                        ----------               ----------

           Total Current Assets                          2,066,683                  553,588
                                                        ----------               ----------

Property and Equipment, net                              3,272,018                3,320,979
                                                        ----------               ----------


Prototype Equipment                                      1,348,456                1,216,585
Other Assets                                                 9,635                    9,635
                                                        ----------               ----------
                                                         1,358,091                1,226,220
                                                        ----------               ----------

Total Assets                                            $6,696,792               $5,100,787
                                                        ----------               ----------


                      Liabilities and Stockholders' Equity


Current Liabilities
      Accounts Payable
           and Accrued Expenses                            669,916                 519,546
      Current maturity of capital
           lease obligation                                 12,210                   8,928
      Accrued Dividends Payable                            247,685                    --
      Shareholder Loans                                    520,407                    --
                                                      ------------            ------------

Total Current Liabilities                                1,450,218                 528,474
                                                      ------------            ------------

Long-term capital lease
           obligation                                       30,380                  35,849
                                                      ------------            ------------

Stockholders' Equity
      Convertible Preferred
           (Series B) 7% cum. Div                        4,500,000               4,500,000
      Convertible Preferred
           (Series C)                                    2,100,000                    --
      Common Stock                                      14,696,913              14,662,966
      Additional Paid-In-Capital                         2,861,611               1,815,496
      Deficit Accumulated during
           development stage                           (18,828,021)            (16,288,314)
                                                      ------------            ------------

                                                         5,330,503               4,690,148

Less subscription receivable                               (35,559)                (35,559)
Less deferred compensation                                 (78,750)               (118,125)
                                                      ------------            ------------

Total Stockholders' Equity                               5,216,194               4,536,464
                                                      ------------            ------------

Total Liabilities and
           Stockholders' Equity                       $  6,696,792            $  5,100,787
                                                      ------------            ------------


                  * Condensed from audited financial statements
                   The accompanying notes are an integral part
                     of these condensed financial statements

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)
                                   (Unaudited)

                        Condensed Statement of Operations


                                                3 Months Ended                   Since Inception
                                                September 30,                    (12/10/93) to
                                             1997            1996                September 30, 1997
                                             --------------------                ------------------

Operating Expenses:
      Compensation and related
      benefits:
       Administrative/Engineering         421,814           312,870                 5,669,286
       Research and development            94,037              --                   1,062,548
      Research/Development expenses       155,837            49,714                 2,820,009
      Advertising/Promotion                25,083            27,924                   569,478
      General/Administrative              329,403            84,001                 1,234,788
      Clinical expenses                       627             1,828                   351,443
      Consulting expenses                   5,146             8,300                 1,721,054
      Insurance costs                      48,117              --                     214,359
      Professional fees                   116,990            22,415                 1,014,095
      Stockholder expenses                 52,833              --                      73,735
      Trade show expenses                  39,730            39,209                   329,006
      Travel and subsistence costs         16,758            35,602                   362,358
      Rent expense                           --              13,498                   221,248
      Interest expense                       --                --                      27,053
      Depreciation and amortization        69,373            55,995                   433,587
      Amortization of
      deferred compensation                39,375              --                     543,750
      Interest Income                        (928)          (36,430)                 (176,208)
                                      -----------       -----------               -----------

                                        1,414,195           614,926                16,471,689
                                      -----------       -----------               -----------



           Net Loss                   ($1,414,195)        ($614,926)              (16,471,589)
Dividends on cumulative
      preferred stock:
      From discount at issuance        (1,046,115)           (8,802)
      Earned                              (79,397              --                    (311,917)
Amortization of preferred stock              --                --                     714,155
                                      -----------       -----------               -----------
 discount
Net loss   applicable to common
 shareholders                          (2,539,707)         (623,728)              (18,828,021)
                                      ===========       ===========               ===========

Net loss per common share             ($      .10)      ($      .03)              ($      .86)
                                      -----------       -----------               -----------

Weighted avg.                         25,198,562         24,192,124                21,868,663
no. of common shares
                                      -----------       -----------               -----------


                   The accompanying notes are an integral part
                     of these condensed financial statements

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)


                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                     Three Months                      Since inception
                                                     Ended September 30,            (12/10/93) to
                                                     1997            __   1996       September 30, 1997
                                                     -------------------------       ------------------
Cash  provided by (used for) Operations:
       Net loss                                     ($1,414,195)     ($614,926)         (16,471,589)
       Changes in  assets and liabilities               870,534       (249,595)           8,220,897
                                                     ----------      ----------         -----------
       Net cash provided by operations                 (543,661)      (864,521)          (8,250,692)
                                                     ----------      ----------         -----------

Investments
      Capital expenditures                              (65,512)    (1,587,417)          (4,827,353)
                                                     ----------    -----------           ----------
      Cash used for investments                         (65,512)     1,587,417)          (4,827,353)
                                                     ----------    -----------           ----------


Cash flows from financing activities:
      Repayment of capital lease obligation              (2,188)           -                 (7,700)
      Other financing activities                      1,046,115            -
      Proceeds from issuance of preferred stock       2,100,000     (1,350,000)          10,200,000
      Net proceeds from issuance of common stock         33,947      1,350,000            4,791,554
                                                     ----------     ----------          -----------

      Net cash provided by financing activities       3,177,874              0           14,983,854
                                                     ----------      ----------          ----------

Net increase(decrease) in cash                        1,527,664     (2,451,938)           1,910,887

Cash, beginning of period                               383,223      3,975,354                    0
                                                     ----------      ---------           ----------

Cash, end of period                                  $1,910,887     $1,523,416           $1,910,887
                                                     ----------     ----------           ----------


                   The accompanying notes are an integral part
                     of these condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
NOTE 1 -    BASIS OF PRESENTATION

The financial information included herein has been condensed from financial statements prepared September 30, 1997. The results of operations for the three month period ended September 30, 1997 is not necessarily indicative of the results to be expected for the full year.

NOTE 2 - GOING CONCERN

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is totally dependent upon debt and equity funding.

As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However, management of the Company is continually negotiating with various outside entities for additional funding necessary to complete the clinical testing phase of development, required before they can receive FDA marketing clearance. Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for capital requirements to date. There is no assurance that once development of the CTLMTM prototype is completed and Drug Administration marketing clearance is obtained, that the CTLM(TM) will achieve market acceptance or that the Company will achieve a profitable level of operations.

Note 3 - Series C Preferred

Effective September 30, 1997, the Board of Directors amended the Articles of Incorporation of the Company in order to designate a class of shares as Series C Convertible Preferred. The Series C Preferred is non-voting, can be converted into common stock of the Company and has rights and preferences that materially limit or qualify the rights of the holders of registered common stock, including a liquidation preference of $10,000 per share.

Note 4 - The September 30, 1996 Form 10-QSB condensed statement of operations has not been restated to reflect certain adjustments that were made effective December 31, 1996

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE "KNOWN UNCERTAINTIES" AS SET FORTH IN THE COMPANY'S FORM 10 - KSB FOR FISCAL YEAR ENDED 1997.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           ----------------------------------

Imaging Diagnostic Systems, Inc. (the "Company") is a developmental stage company which, since inception, has been engaged in research and development of its Computed Tomography Laser Mammography ("CTLM(TM)"). The CTLM(TM) is a breast-imaging device for the detection of cancer, utilizes laser technology and proprietary computer algorithms to produce three dimensional cross section slice images of the breast. Due to the fact that the Company is in the last stages of the development of its cancer detection technology and its CTLM(TM), it has not yet engaged in any marketing or distribution of it products and therefore has had no revenue from its operations.

The Company has incurred net losses since inception through September 30, 1997 of approximately $18,828,021. The Company anticipates that loss from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLMtm and other research and development activities. There can be no assurances that the CTLMtm will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLMtm to allow the Company to operate profitably.

RESULTS OF OPERATIONS

General and administrative expenses during the three months ended September 30, 1997, were $329,403 representing an increase of $245,402 for the corresponding period for 1996. The increase during the three month period ending September 30, 1997, was primarily due to an expansion of the general operations of the Company associated with hiring additional employees and relocating the Company's operations to a new facility.

Compensation and related benefits during the three months ended September 30, 1997, was $515,851 representing an increase of $202,981 for the corresponding period for 1996. This increase was primarily due to an increase in compensation expense as a result of the hiring of an additional 12 employees.


BALANCE SHEET DATA

The Company's combined cash and cash equivalents totaled $2,014,387 as of September 30, 1997. This is an increase of $1,527,664 from $486,723 for the year ended June 30, 1997. On September 30, 1997, Imaging Diagnostic Systems, Inc. finalized a private placement transaction resulting in $2,100,000 in equity financing. See Item 5, Other Information.

The Company does not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for research and development and the expected costs of commercializing its initial product, the CTLM(TM) device.

Property and Equipment was valued at $3,272,018 as of September 30, 1997, this is a decrease of $48,961 from $3,320,979 for the year ended June 30, 1997. This decrease is due primarily to the depreciation of property and equipment

Prototype Equipment was valued as of September 30, 1997, at $1,348,456. This represents an increase of $131,871 from $1,216,585 for the year ended June 30, 1997. This increase is due primarily to an increase in developmental activities leading to the commercialization of the CTLM(TM) device.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
           None.

Item 2.    Changes in Securities.

           Effective September 30, 1997, the Board of Directors amended the Articles of Incorporation of the Company in order to designate a class of shares as Series C Convertible Preferred. The Series C Preferred is non-voting, can be converted into common stock of the Company and has rights and preferences that materially limit or qualify the rights of the holders of registered common stock, including a liquidation preference of $10,000 per share

Item 3.    Defaults Upon Senior Securities.

           None.



Item 4.    Submission of Matters to a Vote of Security-
           Holders.

           None.

Item 5.    Other Information.

           NASDAQ LISTING
           --------------

On March 24, 1996, the Company filed its application with NASDAQ to be listed on the Small Cap Market. The Company's request for listing was subsequently denied after a hearing before the Listing Qualifications Panel (the "Panel"). The denial was based upon the fact that one of the Company's outside shareholders (the "Shareholder"), who had no influence over the Company, had a questionable background and owned a 5% interest in the Company.

As a result, the Company appealed the denial decision to the NASDAQ Listing and Hearing Review Committee (the "Committee") which on February 5, 1997, reversed the decision of the Panel and stated in part the following:

      "Accordingly, we recommend that the Panel's decision denying initial inclusion be reversed and the case be remanded to the Staff with instructions to implement the Company's proposal..."

The Company in fact, did implement its proposal and on March 12th, provided NASDAQ with copies of all things necessary to satisfy any concerns that the Panel had regarding the Shareholder. Prior to the time NASDAQ acted on the proposal, Barrons published an inaccurate article stating that a NASDAQ spokesman indicated that the listing would be denied. At all times up until the date of this article the Company's stock traded at $3.00 and above. The article had a predictable negative impact on the Company's stock and the price dropped below $3.00, where it has stayed ever since the Barrons article, despite a retraction from Barrons. Based upon this decline the NASDAQ staff has refused to approve the Company for listing on the NASDAQ Small Cap Market.

The Company has engaged a new law firm and General Counsel to deal directly with NASDAQ and rectify this problem. An oral hearing before the Committee has been set for November 20, 1997 in Washington D.C.





      Patents
      -------

On November 13, 1997, the Company received an Issue Notification from the United States Department of Commerce Patent and Trademark Office for the Company's CTLM(TM). The Patent will issue on December 2, 1997 under Patent Number 5692311. The Company has twelve additional patents pending with regard to Optical Tomography.

      Private Placement
      -----------------

On October 6, 1997, Imaging Diagnostic Systems, Inc. (the "Company") finalized the private placement to foreign investors of 210 shares of its Series C Convertible Preferred Stock ("the "Preferred Shares") at a purchase price of $10,000 per share and Warrants to purchase up to 105,000 shares of the Company's common stock at an exercise price of $1.63 per share. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the "Regulation S Sale");



The Preferred Shares are convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, in whole or in part, without the payment of any additional consideration. The number of fully paid and nonassessable shares of common stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 by (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to seventy five percent (75%) of the Average Closing Price of the Corporation's Common Stock for the five-day trading period ending on the day prior to the date of conversion provided, however, in no event will the Conversion Price be greater than $1.222 per share.



Pursuant to the Regulation S Sale documents, the Company was also required to escrow an aggregate of 3,435,583 shares of its common stock (200% of the number of shares the Purchasers would have received if the Preferred Shares were exercised on the closing date of the Regulation S Sale).



The shares underlying the Preferred Shares and Warrants are entitle to demand registration rights under certain conditions.

In connection with the Regulation S Sale, the Company paid an unaffiliated Investment Banker an aggregate of $220,500 for placement and legal fees.



Net proceeds to the Company of $1,879,500 will be used for working capital and the continuous research, development and testing of the Company's Computed Tomography Laser Mammography (CTLM (TM)) device.



Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibits                             Description
--------                             -----------

  Reports on Form 8-K

                                Form 8-K Filed with the Securities and Exchange Commission on October 14, 1997, Incorporated by reference.


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized to sign as an officer and as the principal financial officer of the registrant.

Imaging Diagnostic Systems, Inc.

         By:      /s/Allan L. Schwartz
                  --------------------
                  Allan L. Schwartz
                  Executive Vice-President
                  Chief Financial Officer

                  Dated: November 14, 1997