Form 10QSB
period 1997-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1998-02-06
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____to______

Commission file number: 0-26028

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                 (Name of small business issuer in its charter)

              Florida                                22-2671269
      (State of incorporation)                (IRS employer Ident. No.)

6531 N.W. 18th Court, Plantation, FL                   33313
 (address of principal office)                       (Zip Code)

Registrant's telephone number: (954) 581-9800

      Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchance Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

      The number of shares outstanding of each of the issuer's classes of equity as of December 31, 1997: 27,826,584 shares of Common Stock, no par value; and, 450 shares of Series B, 10 shares of Series C and 54 shares of Series D Preferred Convertible Stock, no par value.



                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)


Part I - Financial Information                                                   Page
Condensed Balance Sheet -
      December 31, 1997 and June 30, 1997....................................     3

Condensed Statement of Operations -
      Six months ended December 31,
      1997 and 1996,and December 10,
      1993(date of inception) to December 31, 1997...........................     4

Condensed Statement of Cash Flows -
      Six months ended December 31, 1997 and 1996,
      and December 10, 1993 (date of inception)
      to December 31,1997....................................................     5

Notes to Condensed Financial Statements .....................................     6

Management's Discussion and Analysis of
Financial Condition and Results..............................................     7

Part II - Other Information

Item 1,    Legal Proceedings.................................................     8

Item 2,    Changes in Securities.............................................     8

Item 3,    Defaults Upon Senior Securities...................................     8

Item 4,    Submission of Matters To a Vote of
           Security Holders .................................................     9

Item 5,    Other Information.................................................     9

Item 6,    Exhibits and Reports on Form 8-K..................................    11




                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)

                             Condensed Balance Sheet


                                     Assets

                                                December 31, 1997            June 30, 1997
                                                -----------------            -------------
                                                  (Unaudited)                        *
Current Assets

      Cash                                           $  575,084                 $ 486,723
      Loan receivable-other                               4,573                    10,073
      Prepaid expenses                                   12,653                    56,792
      Other current assets                              120,441                         -
                                                    -----------               -----------

           Total Current Assets                         712,751                   553,588
                                                    -----------               -----------

Property and Equipment, net                           3,338,312                 3,320,979
                                                    -----------               -----------

Prototype Equipment                                   1,648,216                 1,216,585
Other Assets                                              9,635                     9,635
                                                    -----------               -----------
                                                      1,657,851                 1,226,220
                                                    -----------               -----------

Total Assets                                        $ 5,708,914               $ 5,100,787
                                                    ===========               ===========


                      Liabilities and Stockholders' Equity


Current Liabilities
      Accounts Payable
           and Accrued Expenses                      $  913,643                $  519,546
      Current maturity of capital
           lease obligation                               9,314                     8,928
      Shareholder Loans                                 360,407                         -
                                                    -----------               -----------

Total Current Liabilities                             1,283,364                   528,474
                                                    -----------               -----------

Long-term capital lease
           obligation                                    29,995                    35,849
                                                    -----------               -----------

Stockholders' Equity
      Convertible Preferred
           (Series B) 7% cum. Div.                    4,500,000                 4,500,000
      Convertible Preferred
           (Series C)                                   100,000                         -
      Convertible Preferred
           (Series D)                                   500,000                         -
      Common Stock                                   18,472,101                14,662,966
      Additional Paid-In-Capital                      2,034,230                 1,815,496
      Deficit Accumulated during
           development stage                        (21,135,842)              (16,288,314)
                                                    -----------               -----------

                                                      4,470,489                 4,690,148

Less subscription receivable                            (35,559)                  (35,559)
Less deferred compensation                              (39,375)                 (118,125)
                                                    -----------               -----------

Total Stockholders' Equity                            4,395,555                 4,536,464
                                                    -----------               -----------

Total Liabilities and
           Stockholders' Equity                     $ 5,708,914               $ 5,100,787
                                                    ===========               ===========


                  * Condensed from audited financial statements
                   The accompanying notes are an integral part
                     of these condensed financial statements



                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)
                                   (Unaudited)

                        Condensed Statement of Operations


                                            Six Months Ended           Three Months Ended          Since Inception
                                              December 31,                December 31,              (12/10/93) to
                                             1997      1996               1997      1996          December 31, 1997
                                            ---------------            ------------------         -----------------
Operating Expenses:
      Compensation and related
      benefits:
       Administrative/Engineering       $  836,979      $582,238      $415,165      $375,246        $6,084,451
       Research and development            163,355       297,780        69,318       191,902         1,131,866
      Research/Development expenses        310,400       612,681       154,563       130,011         2,974,572
      Advertising/Promotion                294,469       102,229       269,386        74,305           838,864
      General/Administrative               493,696       275,472       164,293       207,149         1,399,081
      Clinical expenses                      4,652        11,852         4,025        10,024           355,468
      Consulting expenses                  484,797        37,420       479,651        29,120         2,200,705
      Insurance costs                       92,112        59,144        43,995        43,466           258,354
      Professional fees                    339,975        65,672       222,985        43,257         1,237,080
      Stockholder expenses                  73,487        23,373        20,654        23,373            94,389
      Trade show expenses                   99,003       114,796        59,273        75,587           388,279
      Travel and subsistence costs          55,406        86,948        38,948        51,346           401,006
      Rent expense                          21,623        36,506        21,623        23,008           242,871
      Interest expense                           -           391             -           391            27,053
      Depreciation and amortization        138,747       112,265        69,374       121,591           502,961
      Amortization of
       deferred compensation                78,750        78,750        39,375        39,375           583,125
      Interest Income                      (13,751)      (51,417)      (12,823)      (14,987)         (189,031)

                                         3,473,700     2,446,100     2,059,505     1,424,164        18,531,094
                                         ---------     ---------     ---------     ---------        ----------



           Net Loss                    ($3,473,700)  ($2,446,100)  ($2,059,505)  ($1,424,164)     ($18,531,094)
Dividends on cumulative
      preferred stock:
      From discount at issuance         (1,215,034)     (714,155)     (168,919)     (705,353)       (2,927,589)
      Earned                              (158,794)      (28,469)      (79,397)      (28,469)         (391,314)
Amortization of preferred stock
 discount                                        -        60,703             -        60,703           714,155
                                       -----------    ----------     ---------    ----------        ----------

Net loss applicable to common
 shareholders                          ($4,847,528)  ($3,128,021)  ($2,307,821)  ($2,097,283)     ($21,135,842)
                                       ===========    ==========   ===========    ==========      ============

Net loss per common share                    ($.19)        ($.13)        ($.09)        ($.08)           ($1.02)
                                       ===========    ==========   ===========    ==========      ============

Weighted avg.
 no. of common shares                   25,581,160    23,820,035    25,963,757    25,926,254        20,765,310
                                       ===========    ==========   ===========    ==========      ============

                   The accompanying notes are an integral part
                     of these condensed financial statements



                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)


                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                           Six Months                 Since inception
                                                        Ended December 31,             (12/10/93) to
                                                     1997              1996          December 31, 1997
                                                     ----------------------          -----------------

Cash  provided by (used for)
      Operations:
       Net loss                                 ($3,473,700)      ($2,446,100)        ($18,531,094)
       Changes in  assets and liabilities         1,200,786           810,798            8,551,149
                                                -----------        ----------           ----------
       Net cash provided by operations           (2,272,914)       (1,635,302)          (9,979,945)
                                                -----------        ----------           ----------

Investments
      Capital expenditures                         (587,711)       (2,875,069)          (5,349,552)
                                                ------------       -----------          ----------
      Cash used for investments                    (587,711)       (2,875,069)          (5,349,552)
                                                ------------       -----------          ----------


Cash flows from financing activities:
      Repayment of capital lease obligation          (5,468)             (641)             (10,980)
      Other financing activities                    360,407            77,833              360,407
      Proceeds from issuance of preferred stock   2,600,000         4,500,000           10,700,000
      Net proceeds from issuance of common stock     97,547                 -            4,855,154
                                                -----------        ----------           ----------

      Net cash provided by financing activities   3,052,486         4,421,526           15,904,581
                                                -----------        ----------           ----------

Net increase(decrease) in cash                      191,861           (88,845)             575,084

Cash, beginning of period                           383,223         3,975,354                    -
                                                -----------        ----------           ----------

Cash, end of period                                $575,084        $3,886,509             $575,084
                                                ===========        ==========           ==========


                   The accompanying notes are an integral part
                     of these condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
NOTE 1 -    BASIS OF PRESENTATION

The financial information included herein has been condensed from financial statements prepared December 31, 1997. The results of operations for the six month period ended December 31, 1997 is not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Series D Preferred

Effective December 31, 1997, the Board of Directors amended the Articles of Incorporation of the Company in order to designate a class of shares as Series D Convertible Preferred. The Series D Preferred is non-voting, can be converted into common stock of the Company and has rights and preferences that materially limit or qualify the rights of the holders of registered common stock, including a liquidation preference of $10,000 per share.

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

The Company has incurred net losses since inception through December 31, 1997 of approximately $18,531,094. The Company anticipates that loss from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLMtm and other research and development activities. There can be no assurances that the CTLMtm will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLMtm to allow the Company to operate profitably.

RESULTS OF OPERATIONS

General and administrative expenses during the three months and six months ended December 31, 1997, were $164,293 and $493,696, respectively, representing a decrease of $42,856 and an increase of $218,224 for the corresponding periods for 1997. The decrease during the three month period ending December 31, 1997, was primarily due to certain administrative costs associated with the move to our new building in November of 1996.

Compensation and related benefits during the three months and six months ended December 31, 1997, were $484,483 and $1,000,334, respectively, representing a decrease of $82,665 and an increase of $120,316 for the corresponding periods for 1997. This increase was primarily due to additional compensation expenses as a result of the hiring of an additional 12 employees during the calendar year 1997.

BALANCE SHEET DATA

The Company's combined cash and cash equivalents totaled $575,084 as of December 31, 1997. This is an increase of $88,361 from $486,723 for the year ended June 30, 1997. On December 31, 1997, Imaging Diagnostic Systems, Inc. finalized a private placement transaction resulting in $500,000 in equity financing. See
Item 5, Other Information.

The Company does not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for research and development and the expected costs of commercializing its initial product, the CTLM(TM) device.

Property and Equipment was valued at $3,338,312 as of December 31, 1997. The overall gross increase of $156,080 is due primarily to the purchase of additional laboratory equipment.

Prototype Equipment was valued as of December 31, 1997, at $1,648,216. This represents an increase of $431,631 from $1,216,585 for the year ended June 30, 1997. This increase is due primarily to an increase in developmental activities leading to the commercialization of the CTLM(TM) device.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
           None.

Item 2.    Changes in Securities.

           Effective December 31, 1997, the Board of Directors amended the Articles of Incorporation of the Company in order to designate a class of shares as Series D Convertible Preferred. The Series D Preferred is non-voting, can be converted into common stock of the Company and has rights and preferences that materially limit or qualify the rights of the holders of registered common stock, including a liquidation preference of $10,000 per share

Item 3.    Defaults Upon Senior Securities.

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

The Company appealed the denial of the listing at an oral hearing before the Committee in Washington D.C. on January 22, 1998. The Company, as of the date hereof, has not received a ruling in this matter. If the denial is not overturned, the Company intends to vigorously pursue this matter by appeal to the NASDAQ Listing and Hearing Review Committee.

      Patents

In December 1997, the Company's patent for its CTLM(TM) was issued by the United States Department of Commerce Patent and Trademark Office under Patent Number 5692311. The Company has twelve additional patents pending with regard to Optical Tomography.

      Private Placement

On December 31,1997, the Company finalized a $500,000 private placement to foreign investors of 50 shares of its Series D Convertible Preferred Stock ("the "Preferred Shares") and Warrants to purchase up to 25,000 shares of the Company's common stock. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the "Regulation S Sale");

The Preferred Shares are convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, in whole or in part, without the payment of any additional consideration. The number of fully paid and nonassessable shares of common stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 by (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to seventy five percent (75%) of the Average Closing Price of the Corporation's Common Stock for the five-day trading period ending on the day prior to the date of conversion.

In connection with the Regulation S Sale, the Company paid an unaffiliated Investment Banker a total of 4 shares of the Preferred Stock and $5,000 for placement and legal fees.

Net proceeds to the Company of $495,000 will be used for working capital and the continuous research, development and testing of the Company's Computed Tomography Laser Mammography (CTLM (TM)) device.

      International Distribution

In January 1998, the Company entered into an International Distribution with Emtron, a leading medical equipment distributor based in the Republic of Turkey.

Emtron currently represents products for companies such as Summit Technology, Sunrise Technology, Iris Medical Instruments, Telsar, and Medlab, among many others. Based on due diligence materials received from Emtron, Emtron appears to have a strong presence in the industry with 30 university hospitals, the Social Security System (which has over 100 hospitals) and larger private hospitals.

Pursuant to the Agreement, Emtron will have exclusive rights to market the CTLM(TM) device in the Republic of Turkey for a term of 18 months with an option to renew for an additional one-year term. The Company believes that this alliance with Emtron will give the CTLM(TM) a tremendous exposure in the Republic of Turkey.

The Company has already secured exclusive distributors for the following territories: Italy, France, South Korea, the Pacific Rim including China, Switzerland, Moscow, Germany, Austria, and Ecuador.

Based on its present research and development and supplier production schedules, the Company anticipates that the CTLM(TM) device will be ready for distribution this Summer.


      OEM Agreement

In January 1998, the Company entered into an Original Equipment Manufacturer Agreement (OEM)with Imation Corp.("Imation"), a worldwide leader in the imaging and information industry. Imation has a marketing presence in more than 60 countries and operates 17 manufacturing, research and distribution facilities.

Pursuant to the OEM Agreement, the Company has been granted a limited, nonexclusive, worldwide, royalty -free license to use Imation's proprietary information with regard to technical interface, and timing diagrams, specification, definitions, and drawings defining such technical interface(the "Dry View Technology").

The OEM Agreement also gives the Company the right to market the Dry View Technology directly or indirectly through its Distributors. The Company believes that the Dry View Technology will provide the Company's end uses with the most efficient and economical and ecological product in the medical industry. In addition, the marketing of the Dry View Technology can provide immediate revenues to the Company as well as generate additional revenues when packaged with the CTLM(TM).

      Clinical Sites

In November 1997, the Company's clinical site at Strax Breast Diagnostic Institute in Lauderhill, Florida was closed. In December 1997, the FDA granted approval to include specific studies on augmented breast as part of the Company's extensive in-house study of the CTLM(TM). The testing is designed to develop diagnostic criteria for CTLM(TM) images.

In order to acquire data that will be part of the final pre-market application the Company intends to expand the first-phase clinical trials to hospitals in Miami, Chicago, Los Angeles, Boston and New York.


Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibits                             Description
--------                             -----------
(a)

      3. Amendment to Articles of Incorporation (Designation of Series D Preferred Stock)

(b) Reports on Form 8-K

           None


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized to sign as an officer and as the principal financial officer of the registrant.

Imaging Diagnostic Systems, Inc.


         By:      /s/Allan L. Schwartz
                  ------------------------
                  Allan L. Schwartz
                  Executive Vice-President
                  Chief Financial Officer

                  Dated: February 6, 1998

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------

  3 Amendment to Articles of Incorporation (Designation of Series D Preferred Stock)

  27      Financial Data Schedule