Form 10QSB/A
period 1997-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1998-02-09
CIK 790652

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

                  Dated: February 9, 1998

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------

  3 Amendment to Articles of Incorporation (Designation of Series D Preferred Stock)

  27      Financial Data Schedule