Form 10QSB
period 1998-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1998-05-20
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 1998
                                                     --------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from _____to______

Commission file number:0-26028

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                 (Name of small business issuer in its charter)

              Florida                                22-2671269
              -------                                ----------
      (State of incorporation)              (IRS employer Ident. No.)

6531 N.W. 18th Court, Plantation, FL                   33313
------------------------------------                  -------
 (address of principal office)                       (Zip Code)

Registrant's telephone number: (954) 581-9800

      Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

      The number of shares outstanding of each of the issuer's classes of equity as of March 31, 1998: 29,639,201 shares of Common Stock, no par value; and, 450 shares of Series B, 49 shares of Series D, 44 shares of Series E, and 75 shares of Series F Preferred Convertible Stock, no par value.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)


Part I - Financial Information                                                       Page
------------------------------                                                       ----

Condensed Balance Sheet -
      March 31, 1998 and June 30, 1997..........................................      3

Condensed Statement of Operations Three months and nine months ended March 31,
      1998 and 1997, and December 10,
      1993(date of inception) to March 31, 1998................................       4

Condensed Statement of Cash Flows Nine months ended March 31, 1998 and 1997, and
      December 10, 1993(date of inception)
      to March 31, 1998.........................................................      5


Notes to Condensed Financial Statements ........................................      6

Management's Discussion and Analysis of
Financial Condition and Results.................................................      7

Part II - Other Information

Item 1,    Legal Proceedings....................................................      9

Item 2,    Changes in Securities................................................      9

Item 3,    Defaults Upon Senior Securities......................................      9

Item 4,    Submission of Matters to a Vote of
           Security Holders ....................................................     10

Item 5,    Other Information....................................................     10

Item 6,    Exhibits and Reports on Form 8-K.....................................     14

Signature ......................................................................     14

                                       2

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)

                             Condensed Balance Sheet

                                     Assets
                                                 March 31, 1998            June 30, 1997
                                                 --------------            -------------
                                                   Unaudited)                     *

Current Assets
      Cash                                      $       426,890           $       486,723
      Prepaid expenses                                   12,653                    56,792
      Loan Receivable                                     1,573                    10,073
      Other current assets                              120,489                         -
                                                ---------------           ---------------
           Total Current Assets                         561,605                   553,588
                                                ---------------           ---------------
Property and Equipment, net                           3,361,544                 3,320,979
                                                ---------------           ---------------
Prototype Equipment                                   2,246,290                 1,216,585
Other Assets                                              9,635                     9,635
                                                ---------------           ---------------
                                                      2,255,925                 1,226,220
                                                ---------------           ---------------

Total Assets                                    $     6,179,074           $     5,100,787
                                                ===============           ===============

                      Liabilities and Stockholders' Equity

Current Liabilities
      Accounts Payable
           and Accrued Expenses                 $       731,295           $       519,546
      Accrued Dividends Payable                         404,721                         -
      Current maturity of capital
           lease obligation                               9,572                     8,928
      Shareholder Loans                                 360,407                         -
                                                ---------------           ---------------
Total Current Liabilities                             1,505,995                   528,474
                                                ---------------           ---------------
Long-term capital lease
           obligation                                    28,580                    35,849
                                                ---------------           ---------------
Stockholders' Equity
      Convertible Preferred
           (Series B) 7% cum. Div.                    4,500,000                 4,500,000
      Convertible Preferred (Series D)                  490,000                         -
      Convertible Preferred (Series E)                  440,000                         -
      Convertible Preferred (Series F)                  750,000                         -
      Common Stock                                   19,172,593                14,662,966
      Additional Paid-In-Capital                      2,448,503                 1,815,496
      Deficit Accumulated during
           development stage                        (23,121,038)              (16,288,314)
                                                ---------------           ---------------
                                                      4,680,058                 4,690,148

Less subscription receivable                            (35,559)                  (35,559)
Less deferred compensation                                    -                  (118,125)
                                                ---------------           ---------------
Total Stockholders' Equity                            4,644,499                 4,536,464
                                                ---------------           ---------------
Total Liabilities and
           Stockholders' Equity                 $     6,179,074            $    5,100,787
                                                ===============           ===============

                  * Condensed from audited financial statements
                   The accompanying notes are an integral part
                     of these condensed financial statements

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)
                                   (Unaudited)

                        Condensed Statement of Operations

                                            9 Months Ended                3 Months Ended               Since Inception
                                            March 31,                     March 31,                    (12/10/93) to
                                            1998              1997        1998             1997        March 31, 1998
                                            ----------------------        ---------------------        ---------------
Operating Expenses:
      Compensation and related
      benefits:
       Administrative/Engineering         $1,261,163    $2,038,666       $424,184    $1,456,428           $6,508,635
       Research and development              288,177       378,953        124,822        81,173            1,256,688
      Research/Development expenses          367,581       866,973         57,181       254,292            3,031,753
      Advertising/Promotion                  319,280       128,291         24,811        26,062              863,675
      General/Administrative                 653,109       405,208        159,413       129,736            1,558,494
      Clinical expenses                        7,096        13,950          2,444         2,098              357,912
      Consulting expenses                    808,091        67,170        323,294        29,750            2,523,999
      Insurance costs                        129,790        91,483         37,678        32,339              296,032
      Professional fees                      423,499       114,635         83,524        48,963            1,320,604
      Stockholder expenses                    74,348        23,373            861             -               95,250
      Trade show expenses                    134,802       149,330         35,799        34,534              422,813
      Travel and subsistence costs            74,146       133,417         18,740        46,469              419,746
      Rent expense                            16,320        44,634         (5,303)        8,128              237,568
      Interest expense                         2,126           391          2,126             -               29,175
      Depreciation and amortization          208,120       163,392         69,373        51,127              554,088
      Amortization of
      deferred compensation                  118,125       118,125         39,375        39,375              622,500
      Interest Income                        (19,245)      (95,932)        (5,494)      (44,515)            (194,525)
                                        ------------  ------------    -----------   -----------         ------------

                                           4,866,528     4,642,059      1,392,828     2,195,959           19,904,407
                                        ------------  ------------    -----------   -----------         ------------



           Net Loss                      ($4,866,528)  ($4,624,059)   ($1,392,828)  ($2,195,959)        ($19,904,407)

Dividends on cumulative preferred stock:
      From discount at issuance           (1,729,763)     (714,155)      (514,729)            -           (3,461,833)
      Earned                                (236,433)     (107,218)       (77,639)      (78,750)            (468,953)
Amortization of preferred stock
 discount                                          -       417,780              -       357,077              714,155
                                        ------------  ------------    -----------   -----------         ------------

Net loss applicable to common
 shareholders                            ($6,832,724)  ($5,045,652)   ($1,985,196)  ($1,836,703)        ($23,121,038)
                                        ============  ============    ===========   ===========         ============

Net loss per common share                      ($.26)        ($.21)         ($.07)        ($.08)              ($1.09)
                                        ============  ============    ===========   ===========         ============

Weighted avg.
no. of common shares                      26,447,340    24,066,132     28,764,621    24,566,531           21,223,268
                                        ============  ============    ===========   ===========         ============

                   The accompanying notes are an integral part
                     of these condensed financial statements

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)

                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                  Nine Months                   Since inception
                                                  Ended March 31,               (12/10/93) to
                                                  1998                 1997     March 31, 1998
                                                  -------------------------     --------------
Cash  provided by (used for) Operations:
       Net loss                                 $(4,866,528)     $(4,642,059)     $(19,904,407)
       Changes in assets and liabilities          1,753,179        1,883,887         9,118,067
                                                -----------        ---------      ------------
       Net cash provided by operations           (3,112,809)      (2,758,172)      (10,716,340)
                                                -----------       ----------      ------------

Investments
      Capital expenditures                       (1,278,388)      (3,233,944)       (5,140,200)
                                                -----------      -----------       -----------
      Cash used for investments                  (1,278,388)      (3,233,944)       (5,140,200)
                                                -----------      -----------       -----------


Cash flows from financing activities:
      Repayment of capital lease obligation          (6,625)          (1,923)          (12,137)
      Other financing activities                    360,407          (77,833)          360,407
      Proceeds from issuance of preferred stock   3,850,000        7,000,000        11,950,000
      Net proceeds from issuance of common stock    127,582          (52,500)        4,885,189

      Net cash provided by financing activities   4,331,364        6,867,744        17,183,459
                                                -----------      -----------       -----------

Net increase(decrease) in cash                      (59,833)         875,628           426,890

Cash, beginning of period                           486,723        3,975,354                 -
                                                -----------      -----------       -----------

Cash, end of period                                $426,890       $4,850,982          $426,890
                                                -----------      -----------       -----------

                   The accompanying notes are an integral part
                     of these condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
NOTE 1 -    BASIS OF PRESENTATION

The financial information included herein has been condensed from financial statements prepared March 31, 1998. The results of operations for the nine-month period ended March 31, 1998 is not necessarily indicative of the results to be expected for the full year.

NOTE 2 - GOING CONCERN

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt and/or equity financing. The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is totally dependent upon debt and equity funding. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

In the event that the Company is unable to obtain debt or equity financing or is unable to obtain such financing on terms and conditions acceptable to the Company, the Company may have to cease or severely curtail its operations. This would materially impact the Company's ability to continue as a going concern. However, management of the Company is continually negotiating with various outside entities for additional funding necessary to complete the clinical testing phase of development, required before they can receive FDA marketing clearance. Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for capital requirements to date. There is no assurance that once development of the CTLMTM prototype is completed and if and when Federal Drug Administration marketing clearance is obtained, that the CTLM(TM) will achieve market acceptance or that the Company will achieve a profitable level of operations.

Note 3 - Series E & F Preferred

Effective February 3, 1998 and February 26, 1998, the Board of Directors amended the Articles of Incorporation of the Company in order to designate classes of shares as Series E and F Convertible Preferred. The Series E and F Preferred are non-voting, can be converted into common stock of the Company and have rights and preferences that materially limit or qualify the rights of the holders of registered common stock, including a liquidation preference of $10,000 per share.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE "KNOWN UNCERTAINTIES" AS SET FORTH IN THE COMPANY'S FORM 10-KSB FOR FISCAL YEAR ENDED 1997.

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

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

The Company has incurred net losses since inception through March 31, 1998 of approximately $19,904,407. The Company anticipates that loss from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLMtm , the costs associated with the clinical trials and other research and development activities. There can be no assurances that the CTLMtm will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLMtm to allow the Company to operate profitably.

RESULTS OF OPERATIONS

General and administrative expenses during the three months and nine months ended March 31, 1998, were $159,413 And $653,109, respectively, representing an increase of $29,677 and an increase of $247,901 for the corresponding periods for 1997. The increase during the three-month period ending March 31, 1998 was primarily due to certain administrative costs associated with the further development of the CTLM(TM) breast-imaging device.

Compensation and related benefits during the three months and nine months ended March 31, 1998, were $549,006 and $1,549,340 respectively, representing a decrease of $988,595 and a decrease of $868,279 for the corresponding periods for 1997. This decrease was primarily due to the elimination of additional compensation expenses.

BALANCE SHEET DATA

The Company's combined cash and cash equivalents totaled $426,890 as of March 31, 1998. This is a decrease of $$59,833 from $486,723 for the year ended June 30, 1997. On February 4, 1998 and February 20, 1998, Imaging Diagnostic Systems, Inc. finalized private placement transactions resulting in $500,000 and $750,000 in equity financing respectively. See Item 5, Other Information.

The Company does not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for research and development, the costs associated with the clinical trials and the expected costs of commercializing its initial product, the CTLM(TM) device.

Property and Equipment was valued at $3,361,544 as of March 31, 1998. The overall gross increase of $40,565 is due primarily to the purchase of additional laboratory equipment.

Prototype Equipment was valued as of March 31, 1998, at $2,246,290. This represents an increase of $1,029,705 from $1,216,585 for the year ended June 30, 1997. This increase is due primarily to an increase in developmental activities leading to the commercialization of the CTLM(TM) device.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operating and research and development activities through several Regulation S and Regulation D private placement transactions. Net cash used for operating and research and development expenses during the third quarter of 1998 was $1,072,828 primarily due to the Company's continued research and development of the CTLM(TM) device and preparations for FDA Clinical Trials including the manufacture of five (5) CTLM(TM) Breast Imaging Systems, compared to net cash used by operating activities of research and development of the CTLM(TM) device and related software development of $2,195,959 in the same quarter of 1997. At March 31, 1998, the Company had a working capital of $1,301,900 compared to a working capital of $3,016,343 at March 31, 1997.

During the third quarter of 1998, the Company was able to raise a total of $1,690,000 less expenses through Regulation S transactions. The Company may continue to receive working capital from the exercise of stock options, private placements and long term debt and operations. If the Company's working capital is insufficient to fund its operations, it would have to explore additional sources of financing. No assurances, however, can be given that future financing would be available or if available, that it could be obtained at terms satisfactory to the Company. The Company's ability to effectuate its plan of and continue operations is dependent on its ability to raise capital, structure a profitable business, and generate revenues.

Capital expenditures for the third quarter of 1998 were approximately $92,615 as compared to approximately $191,137 for the third quarter of fiscal 1997. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, tradeshow equipment, computer software, laboratory equipment and other fixed assets. The Company anticipates that the balance of its capital needs for fiscal 1998 will be approximately $53,000. The Company will continue to seek equity or debt financing in order to meet its working capital needs.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
           None.

Item 2.    Changes in Securities.

           Effective February 3, 1998, the Board of Directors amended the Articles of Incorporation of the Company in order to designate a class of shares as Series E Convertible Preferred. The Series E Preferred is non-voting, can be converted into common stock of the Company and has rights and preferences that materially limit or qualify the rights of the holders of registered common stock, including a liquidation preference of $10,000 per share. See Item 5 "Other Information - Private Placements".

           Effective February 26, 1998, the Board of Directors amended the Articles of Incorporation of the Company in order to designate a class of shares as Series F Convertible Preferred. The Series F Preferred is non-voting, can be converted into common stock of the Company and has rights and preferences that materially limit or qualify the rights of the holders of registered common stock, including a liquidation preference of $10,000 per share. See Item 5 "Other Information - Private Placements".


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

The Company appealed the denial of the listing at an oral hearing before the Committee in Washington D.C. on January 22, 1998. Pursuant to this meeting the Panel determined to approve the Company for listing on the NASDAQ Small Cap Market, subject to the following conditions:

      1. On or before May 11, 1998, the Company must effect a reverse stock split sufficient to raise its bid price to, or above $4.00 per share for the opening of one trading day or in the alternative, on or before May 11, 1998, the Company must have and retain for 10 consecutive trading days a $4.00 bid price through natural forces.

      2. On or before May 11, 1998, the Company must make a public filing with the SEC and NASDAQ evidencing a minimum of $5,000,000 in net tangible assets.

The Board of Directors determined that a reverse split at this time would be detrimental to the interests of its shareholders and vetoed the proposal for the reverse split. The conditional listing expires on May 11, 1998. To date the Company has been unable to comply with the above conditions.

The Company immediately appealed this decision. The Company's Securities Counsel was notified on May 19, 1998 that its appeal was denied. The Company has thirty
(30) days to file an appeal with the Securities and Exchange Commission. The Company intends to file an appeal in this matter.

      PATENTS
      -------

In December 1997, the patent for the CTLM(TM) was issued by the United States Department of Commerce Patent and Trademark Office under Patent Number 5692311. The Company has twelve patents pending with regard to Optical Tomography.

      PRIVATE PLACEMENTS
      ------------------

On February 4, 1998, the Company finalized a $500,000 private placement to foreign investors of 50 shares of its Series E Convertible Preferred Stock ("the "Preferred Shares") and Warrants to purchase up to 25,000 shares of the Company's common stock. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the "Regulation S Sale");

The Preferred Shares are convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, in whole or in part, without the payment of any additional consideration. The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 by (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to seventy five percent (75%) of the Average Closing Price of the Corporation's Common Stock for the five-day trading period ending on the day prior to the date of conversion but in no event greater than $.82 per share.

In connection with the Regulation S Sale, the Company paid an unaffiliated Investment Banker a total of 4 shares of the Preferred Stock and $5,000 for placement and legal fees.

Net proceeds to the Company of $495,000 will be used for working capital and the continuous research, development and testing of the Company's Computed Tomography Laser Mammography (CTLM (TM)) device.

On February 20, 1998, the Company finalized a $750,000 private placement to foreign investors of 75 shares of its Series F Convertible Preferred Stock ("the "Preferred Shares"). The Preferred Stock pays a dividend of 6% per annum. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the "Regulation S Sale");

The Preferred Shares are convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, in whole or in part, without the payment of any additional consideration. The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 by (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to seventy percent (70%) of the Average Closing Price of the Corporation's Common Stock for the five-day trading period ending on the day prior to the date of conversion.

In connection with the Regulation S Sale, the Company paid an unaffiliated Investment Banker a total of $50,000 for expenses and legal fees.

Net proceeds to the Company of $700,000 will be used for working capital and the continuous research, development and testing of the Company's Computed Tomography Laser Mammography (CTLM (TM)) device.

The Company is currently negotiating with investors for additional funding through private placement. The proceeds from this funding will be used to continue the development of and the continuation of clinical trials for the Company's Computed Tomography Laser Mammography (CTLM
(TM)) device.

      INTERNATIONAL DISTRIBUTION
      --------------------------

In April 1998, the Company entered into an exclusive International Distribution with Focus Surgical LTD, to distribute the CTLM(TM) device to hospitals and clinics throughout the United Kingdom and Ireland. The term of the Agreement is three years, with a minimum purchase requirement of 10, 12 and 15 CTLM(TM) devices in the first, second and third year(s) of the Agreement, respectively.

Focus Surgical currently distributes noncompetitive laser products for companies such as Sunrise Medical Technologies and Baltec, among many others.

The Company has already secured exclusive distributors for the following territories: Italy, France, South Korea, the Pacific Rim including China, Switzerland, Moscow, Germany, Austria, the Republic of Turkey and Ecuador.

Based on its present research and development and supplier production schedules, the Company anticipates that the CTLM(TM) device will be ready for distribution this Summer.

      FDA UPDATE
      ----------

On March 19, 1998 the Company submitted the final Report for the Company's IDE. Also on March 19, 1998 the Company met with representatives of the FDA. The purpose of the meeting was to describe several options to the Company's IDE and to get the FDA's perspective on these approaches. It was decided that the Company will complete the first phase with 20 patient studies performed in-house and monitored by an Institutional Review Board ("IRB") established by the Company. The information obtained from the study will be submitted to the FDA to enable the Company to commence the second phase at three unaffiliated clinical sites.

In April 1998 the Company appointed eight specialists in the fields of Gynecology and Obstetrics, Mammography, breast surgery, Neurology and optics and laser engineering to serve on the IRB.

On May 15, 1998 the Company submitted a supplemental safety report to the FDA which encompasses all of the modifications and upgrades since the initial safety report was filed.


Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibits                             Description
--------                             -----------
(a)
      3. Amendment to Articles of Incorporation (Designation of Series E Preferred Stock)
      3.1 Amendment to Articles of Incorporation (Designation of Series F Preferred Stock)

(b) Reports on Form 8-K

           Form 8-K dated February 19, 1998.
           Form 8-K dated March 16, 1998.


SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.

Imaging Diagnostic Systems, Inc.

         By:      /s/Allan L. Schwartz
                  ------------------------
                  Allan L. Schwartz
                  Executive Vice-President
                  Chief Financial Officer

                  Dated: May 20, 1998