Form 10KSB
period 1998-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1998-10-13
CIK 790652

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

[Mark One]

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________to_____________

                         Commission file number: 0-26028

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                        --------------------------------
                 (Name of small business issuer in its charter)

                         Florida                 22-2671269
                         -------                 ----------
               (State of incorporation) (IRS employer Ident. No.)

               6531 NW 18th Court, Plantation, FL.          33313
               -----------------------------------          -----
                  (address of principal office)          (Zip Code)

                    Issuer's telephone number: (954) 581-9800

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                      ----

         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No_____.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this Form 10-KSB. [X ]

State issuer's revenues for its most recent fiscal year.  -0-

Based on the average closing bid and asked prices of the common stock on the latest practicable date, October 12, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $9,510,380.20 with 37,989,399 shares outstanding.

The number of shares outstanding of the issuer's common stock, as of October 12, 1998 was 37,989,399. As of October 12, 1998, the number of shares outstanding of each of the issuer's classes of preferred stock were Series B Convertible Preferred-450, and Series H Convertible Preferred-108. A notice of conversion for the Series B Preferred was received by the Company, however as of the date of this Report no common shares were issued and no Series B Preferred Shares were cancelled.

                       Documents Incorporated By Reference

                                      None

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE "KNOWN UNCERTAINTIES" AS SET FORTH HEREIN.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
         -----------------------
OVERVIEW


Imaging Diagnostic Systems, Inc. (the "Company") is a medical technology company that has developed and is testing a Computed Tomography Laser Mammography ("CTLM(TM)") device for detecting breast cancer through the skin in a non-invasive procedure. The CTLM(TM) employs a high-speed pico-second pulsed titanium sapphire laser and proprietary scanning geometry and reconstruction algorithms to detect and analyze tissue in the breast for indicia of malignancy or benignancy. The components of the laser system are purchased from two unaffiliated parties and assembled and installed into the CTLM(TM) by the Company.

The Company is developing a clinical atlas of the optical properties of benign and malignant tissues with respect to absorption and scattering parameters as laser light pulses pass through the tissue. The CTLM(TM) device is designed to provide the physician with objective data for interpretation and further clinical work-up. Accordingly, the Company believes that the CTLM(TM) will improve early diagnosis, reduce diagnostic uncertainty, and decrease the number of biopsies performed on benign lesions.

HISTORY

During the first year of operations, the Company researched the interaction between high speed, rapid pulsed (Ti-Sapphire) laser technology and various detection technologies associated with standard computed tomographic ("CT") schemes. This research was based upon a prototype that was developed by Richard Grable, the Company's Chief Executive Officer, prior to his association with the Company. During June of 1995, Mr. Grable filed a patent for his prototype, which was able to create images of a breast. The Company refined various software and hardware configurations and components of the device based on these first images and filed a total of ten ancillary patents from 1996 to date, and intends to file an additional 3 patent applications within the next six months. During this period of time there were further advances in laser technology effecting the size and stability of the laser component. The Company incorporated these changes by purchasing a laser package manufactured by Spectra-Physics, Inc.

On December 12, 1995, the Company had a preliminary meeting with the Food and Drug Administration to discuss generally the approach the Company would take to obtain marketing clearance for its CTLM(TM) device. The Company was advised that it would need to submit and have approved a pre-market approval application ("PMA") in order to obtain marketing clearance for the device. Further, the Company was advised that it would also need to submit an investigational device exemption ("IDE") application to the FDA in order to commence human clinical trials of the device.

The Company submitted its IDE application on January 8, 1996, and it was approved February 9, 1996. During calendar year 1996, among other matters, the Company further refined the detection scheme and laser power configuration in order to obtain substantially better image quality. In order to incorporate the changes, the Company was required to submit to the FDA an amendment to its IDE application. During the month of November 1996, the Company installed its device at the Strax Breast Diagnostic Center. Pursuant to the IDE, as amended, the Company was authorized to scan 50 patients at the Strax Breast Diagnostic Center in Lauderhill, Florida, and 20 additional patients at its in-house facility. The CTLM(TM) device was installed at Strax and patients were scanned. Prior to the completion of the 1996 IDE protocol, the Company was advised that greatly improved laser technology would soon become available. The IDE protocol at Strax and the Company was halted, pending the receipt of the new laser. In November 1997 the CTLM(TM) was removed from Strax and, on May 20, 1998, the Company's termination of the IDE protocol and its final report was accepted by the FDA.

The Company was granted, in June 1998, its second investigational device exemption ("IDE") to conduct clinical trials. An IDE allows a company to conduct human clinical trials without filing an application for marketing clearance. The Company is authorized to scan 20 patients at the Company's in-house facilities in Plantation, Florida and upon FDA approval, at three additional clinical sites. On September 1 and September 10, 1998, the Company formally submitted the first and second series of the 20 patient in-vivo (human) images and corresponding interpretation data to the FDA.

On June 12, 1997, the Company was advised by patent counsel that Mr. Grable's patent, filed June 5, 1995, "Diagnostic Tomographic Laser Imaging Apparatus" was granted with 7 independent and 16 subordinate claims. In May 1998, the Company, realizing that it had no formal written agreement in place with Mr. Grable, immediately began negotiating with Mr. Grable for the exclusive use of the patent. In June 1998, a written agreement was entered into. See Item 1. "Description of Business-Patent

BREAST CANCER

Breast cancer is one of the most common cancers among women and, notwithstanding the currently available detection modalities, is the leading cause of death among women aged 35 to 45. According to the American Cancer Society ("ACS"), approximately one in eight women in the United States will develop breast cancer during her lifetime. Nationwide, it is estimated that in 1998, approximately 178,700 new cases of invasive breast cancer will be diagnosed among women in the United States, and an estimated 43,500 women will die from this disease. Excluding skin cancers, the breast is the most frequent site of cancer among American women accounting for 32% of incident cancers and 17% of cancer deaths. It is the second leading cause of death for American women following lung cancer and is the leading cause of cancer death among women aged 40 to 55. The annual cost of breast cancer management in the United States alone is approximately $25 billion.

There is widespread agreement that screening for breast cancer, when combined with appropriate follow-up, will reduce mortality from the disease. According to the National Cancer Institute (NCI), the five-year survival rate decreases from 98% to 72% after the cancer has spread to the lymph nodes, and to 18% after it has spread to other organs such as the lung, liver or brain. Extensive documentation demonstrates that mammography does not detect, on an average, 15%-20% of breast cancers detected by physical exam alone.

Breast cancer screening is generally recommend as a routine part of preventive healthcare for women over the age of 20 (approximately 90 million in the United States). For these women, ACS has published guidelines for breast cancer screening including: (i) monthly breast self-examinations for all women over the age of 20; (ii) a baseline mammogram for women by the age of 40; (iii) a mammogram every one to two years for women between the ages of 40 and 49; (iv) an annual mammogram for women age 50 or older. As a result of family medical histories and other factors, certain women are at "high risk" of developing breast cancer during their lifetimes. For these women, physicians often recommend close monitoring, particularly if an abnormality posing increased risk factors has been detected.

Each year, approximately eight million women in the United States require diagnostic testing for breast cancer due to a physical symptom, such as a palpable lesion, pain or nipple discharge, discovered through self or physical examination (approximately seven million) or a non-palpable lesion detected by screening x-ray mammography (approximately one million). Once a physician has identified a suspicious lesion in a woman's breast, the physician may recommend further diagnostic procedures, including diagnostic mammography and ultrasound, a minimally invasive procedure such as fine needle aspiration or large core needle biopsy. In each case, the potential benefits of additional diagnostic testing must be balanced against the costs, risks and discomfort to the patient associated with undergoing the additional procedures. Each of the currently available non-surgical modalities for breast cancer detection has various clinical limitations. While the minimally invasive procedures provide more diagnostic information, there is still present a 4% miss-rate factor.

Due in part to the limitations of the currently available modalities to identify malignant lesions, a large number of patients with suspicious lesions proceed to surgical biopsy, an invasive and expensive procedure. Approximately 800,000 surgical biopsies are performed each year in the United States, of which approximately 700,000 result in the surgical removal of benign breast tissue. The average cost of a surgical biopsy ranges from approximately $1,000 to $5,000 per procedure. Thus biopsies of benign breast tissue cost the U.S. health care system approximately $2.45 billion annually. In addition, biopsies result in pain, scarring and anxiety to patients. Patients who are referred to biopsy usually are required to schedule the procedure in advance and generally must wait up to 48 hours for their biopsy results.

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

Mammography


Mammography is a non-invasive x-ray modality commonly used for both routine breast cancer screening and as a diagnostic tool. A mammogram produces an image of the internal structure of the breast which is intended to display lesions as white spots against the black and/or white background of normal tissue. In a screening mammogram, radiologists seek to detect suspicious lesions, while in a diagnostic mammogram radiologist seek to characterize suspicious lesions. Mammograms require subjective interpretation by a radiologist and are often uncomfortable for the patient. Because x-ray mammography exposes the patient to radiation, ACS recommends that mammograms be limited to once per year. In addition, x-ray mammography is considered to be less effective for women under the age of 50 who generally have radiographically dense breast tissue. The average cost of a diagnostic mammogram is approximately $55 to $200 per procedure (an average of $113), and requires the use of capital equipment ranging in cost from approximately $75,00 to $225,000. It is expected that the CTLM(TM) device will cost approximately $300,000 and the cost of a bilateral exam will be $125 to $150. Due the high capital costs associated with mammography equipment and the specialized training necessary to operate the equipment and to interpret radiographic images, mammography is usually available only at specialty clinics or hospitals.


Ultrasound


Ultrasound uses high frequency sound waves to create an image of soft tissues in the body in a non-invasive manner. Like mammography, this image requires interpretation by a physician. Ultrasound's principal role in breast cancer diagnosis has been to assist the physician in determining whether a palpable lesion is likely to be a cyst (usually benign) or a solid mass (potentially cancerous). The average cost for an ultrasound of the breast is approximately $125 to $500 per procedure (an average of $235) and requires the use of capital equipment ranging in cost from approximately $60,000 to $200,000. Again, it is expected that the CTLM(TM) device will cost approximately $350,000 and the cost of an exam will be $125 to $150. Like mammography, ultrasound is generally performed at specialty clinics or hospitals.

Biopsy


Other currently available minimally invasive diagnostic techniques include fine needle aspirations or core needle biopsy employing either the stereotactic or hand held method. In each of these procedures a physician seeks to obtain either cellular or tissue samples of suspicious lesions for cytodiagnosis or histodiagnosis. Inadequate sampling can render these tests invalid. These procedures are invasive, require follow-up, and range in cost from approximately $370 to $1,000 per procedure.

THE COMPANY


The Company has a limited history of operations. Since its inception in December 1993, the Company has engaged principally in the development of the CTLM(TM). The Company currently has no source of operating revenue and has incurred net operating losses since its inception. At June 30, 1998, the Company had an accumulated deficit of $27,055,993. Such losses have resulted principally from costs associated with the Company's operations. The Company expects operating losses will increase for at least the next several years as total costs and expenses continue to increase due principally to the anticipated commercialization of the CTLM(TM), development of, and clinical trials for, the CTLM(TM) and other research and development activities. The Company's ability to achieve profitability will depend in part on its ability to obtain regulatory approvals for its proposed products and develop the capacity to manufacture and market any approved products either by itself or in collaboration with others. There can be no assurance if and when the Company will receive regulatory approvals for the development and commercial manufacturing and marketing of its proposed products, or achieve profitability. See Item 6. "Management's Discussion and Analyses of Financial Condition and Results of Operations."

CTLM(TM)
-------

Since its inception in December 1993, the Company has been engaged in the research, development and testing of its CTLM(TM) device. The CTLM(TM) is a system for detecting breast cancer through the skin in a non-invasive procedure that does not require compression or x-ray. The CTLM(TM) employs a high-speed pico-second pulsed titanium sapphire laser and proprietary scanning geometry and reconstruction algorithms that create contiguous cross sectional slice images of the breast which are used in the detection and analysis of changes in the breast for indicia of malignancy or benignancy. The components of the laser system are purchase from two unaffiliated parties and assembled and installed into the CTLM(TM) by the Company.

The Company is developing a clinical atlas of the optical properties of benign and malignant tissues with respect to absorption and scattering parameters of as it passes through the tissue. The CTLM(TM) is designed to provide the physician with objective data for interpretation and further clinical work-up. Accordingly, the Company believes that the CTLM(TM) will improve early diagnosis, reduce diagnostic uncertainty, and decrease the number of biopsies performed on benign lesions. Further, the CTLM(TM) does not expose the patient to ionizing radiation or painful compression, which the Company believes are contributing factors to a portion of the patient population not obtaining a conventional mammogram.

A breast exam utilizing the CTLM(TM) is non-invasive and can be performed by a medical technician in less than 15 minutes. A patient lies face down on the scanning table with a breast hanging pendulously in the scanning chamber. Once the entire breast is scanned the other breast is placed in the chamber for scanning. A bilateral breast scan (both breasts) takes approximately 15 minutes. Each scan takes approximately 6-8 minutes. The CTLM(TM) has been designed in such a way as to provide the physician and patient with quick access to information concerning the probability that an identified lesion is malignant or benign. The procedure is designed to provide the physician and patient with an objective, on-site, immediate diagnostic decisions, including whether or not to proceed to surgical biopsy. Further, the CTLM(TM) is designed to archive and compare scans and provide the patient with a computer disc (CD) with images produced from the date of her scan.


Comparison to Existing Diagnostic Modalities


The CTLM(TM) differs from currently available breast imaging modalities employed for the detection of breast cancer in that the CTLM(TM) will generate more precise information for the clinician or doctor. The CTLM(TM) is designed to generate, depending on the size of the breast, approximately 20 cross-sectional images of a breast. A conventional screening mammography exam generates two images of the breast. Cross-sectional imaging will allow a doctor or clinician to isolate the location of the abnormality within the breast. By doing so, there is greater resolution of the area where the specific abnormality resides.

Clinical efficacy of conventional mammography diminishes proportionately with the abundance of fibroglandular breast tissue. Based upon this fact, limited interpretability of a mammogram increases the risk that a lesion may be overlooked, and diagnosis and treatment may be delayed; thus threatening the patient's survival probability. Forceful compression of breast tissue in order to aid in the distinction between so-called normal and abnormal breast tissue is fairly effective, but is uncomfortable, and often painful. This discomfort level poses an obstacle for many women in deciding to have their first mammogram or deciding whether to ever return for an annual screening mammogram.

Scanning of the breast with the CTLM(TM) utilizes no compression of tissue. The laser and detector array orbits 360 degrees around the breast gathering data that is used to reconstruct multiple cross-sectional images of the breast's internal structures. The Company believes that such images will provide the physician with increased accuracy in lesion location, as well as determination of the extent and involvement of breast disease. The CTLM(TM) will also be able to produce a near three-dimensional view.

Breast augmentation through the use of either silicone or saline implants renders another difficult situation when employing conventional mammography for imaging. Although radiographic and positioning techniques have vastly improved the ability to compress and image more breast tissue than ever before, there still remains a certain amount of breast tissue unable to be imaged due to its placement around the implant. This is not the case with CTLM(TM) scans. Due to the free suspension of the breast in the CTLM(TM) scanning chamber, and the ability of the CTLM(TM) to image the breast from the chest wall to the nipple, data can be collected from around the entire breast. The scanning capacity of the CTLM(TM) laser light transmission through the breast is not impeded by silicone or saline implants.


The Company believes that the shortcomings of current breast cancer management, which include discomfort and exposure to radiation, represent a significant market opportunity for an objective technology that does not have these shortcomings. The use of the CTLM device to detect breast cancer is believed to be especially promising for women between the ages of 20 to 50 (over 50 million women in the United States) for whom x-ray mammography has lower efficacy. These women often present diffuse palpable benign breast conditions, which can mask malignancies or pre-malignant conditions.


GOVERNMENT REGULATION


United States Regulation
------------------------

The United States Food and Drug Administration (the "FDA") has regulatory authority over the testing, manufacturing, and sale of the CTLM(TM) device in the United States. Because the CTLM(TM) is a medical device, it is subject to the relevant provisions of the Federal Food, Drug and Cosmetic Act (FD&C Act") and implementing its regulations. Pursuant to the FD&C Act, the Food and Drug Administration ("FDA") regulates, among other things, the manufacture, labeling, distribution, and promotion of the CTLM(TM) in the United States. The FD&C Act requires that a medical device must (unless exempted by regulation) be cleared or approved by the FDA before being commercially distributed in the United States. The FD&C Act also requires that manufacturers of medical devices, among other things, comply with the labeling requirements and to manufacture devices in accordance with Good Manufacturing Practices ("GMPs"), which require that companies manufacture their products and maintain related documentation in a conformed manner with respect to manufacturing, testing, and quality control activities. The FDA inspects medical device manufacturers and distributors, and has broad authority to order recalls of medical devices, to seize non-complying medical devices, to enjoin and/or impose civil penalties, and to criminally prosecute violators.

Pursuant to the FD&C Act, the FDA classifies medical devices intended for human use into three classes: Class I, Class II, and Class III. In general, Class I devices are products the safety and effectiveness of which the FDA determines can be reasonably assured by general controls under the FD&C Act relating to such matters as adulteration, misbranding, registration, notification, records and reports, and GMPs. Class II devices are products for which the FDA determines that these general controls are insufficient to provide reasonable assurance of safety and effectiveness, and that require special controls such as the promulgation of performance standards, post-market surveillance, patient registries, or such other actions as the FDA deems necessary. Class III devices are devices for which the FDA has insufficient information to conclude that either general controls or special controls would be sufficient to assure safety and effectiveness, and which are life-supporting, life-sustaining, of substantial importance in preventing impairment of human health (e.g., a diagnostic device to detect a life-threatening illness), or present a potential unreasonable risk of illness or injury. Devices in Class III, such as the Company's CTLM,(TM) require pre-market approval, as described below.

The FD&C Act further provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA. There are two review procedures by which medical devices can receive such approval or clearance. Some devices may qualify for clearance under a Section 510(k) procedure, which is not applicable to the CTLM(TM) since it is a Class III device. Since the CTLM(TM) does not qualify for the 510(k) procedure it must apply to the FDA for pre-marketing approval ("PMA") before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. A PMA application is typically a complex submission, usually including the results of clinical studies, and preparing an application is a detailed and time consuming process. Once a PMA application has been submitted, the FDA's review may be lengthy and may include requests for additional data. By statute and regulation, the FDA may take up to 180 days to review a PMA application, although such time period may be extended. Furthermore, there can be no assurance that a PMA application will be reviewed with 180 day or that a PMA application will be approved by the FDA. The Company intends to file for expedited review of its PMA application. See "Regulatory and Clinical Status, United States/FDA". The inability of the Company to obtain FDA approval would have a material adverse effect on the Company's business and financial condition and could result in postponement of the commercialization of the CTLM.(TM) See Item 1. "Description of Business- Regulatory and Clinical Status".


Foreign Regulation
------------------

Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter that that required for FDA clearance or approval, and the requirements may differ. The laws of certain European and Asian countries may permit the Company to begin marketing the CTLM(TM) device in Europe and Asia before marketing would be permitted in the United States. In Europe, the Company must obtain certification necessary to enable the "CE" Mark to be affixed to the CTLM(TM) device, which will allow the Company to market the systems throughout Europe. The process to obtain a CE mark is lengthy and time consuming. Following are the listed standards and steps that must be complied with in order to obtain a CE Mark in order to distribute the CTLM(TM) device in the European Economic Area (EEA). The listed standards are for the EEA market only and additional document/standards exists for other markets. These standards may have direct or indirect reference to additional standards and additional standards may apply:

         Safety (Electrical/Mechanical)
         -----------------------------

                  EN 60 601-1: Medical electrical equipment. Part 1: General requirements for safety.

                  EN 60 601-1-1: Medical electrical equipment. Part 1: General requirements for safety 1. Collateral standard: Safety requirements for medical electrical systems.

                  EN 60 601-2-22: Medical electrical equipment. Part 2:
                  Particular requirements for the safety of diagnostic and therapeutic laser equipment.

                  IEC 825-1: Safety of laser products. Part 1: Equipment classification, requirements and user's guide.

                  EN 60 950: Safety of Information Technology Equipment Including Business Equipment.

         Safety (EMC)
         -----------

                  EN 60 601-1-2: Medical electrical equipment. Part 1: General requirements for safety 2. Collateral standard:
                  Electromagnetic compatibility - requirements and tests.

         Programmable Electrical Systems (Software)
         -----------------------------------------

                  EN 60 601-1-4: Medical electrical equipment. Part 1: General requirements for safety 4. Collateral standard: Programmable electrical medical systems.

         Quality Assurance Systems
         -------------------------

                  EN 29001 : Quality Systems - Model for Quality Assurance in design/development, production, installation and servicing.

                  EN 46001 : Specification for Application of EN 29001 to the manufacture of medical devices.

         Clinical Evaluations
         --------------------

                  EN 540: Clinical investigation of medical devices for human subjects.

                  Medical Devices Directive (93/42/EEC) Annex X: Clinical evaluations.

         Risk Assessment
         ---------------

                  prEN 1441: Medical devices - risk analysis.

         Additional Markings/Symbols/Terminology/Documentation
         -----------------------------------------------------

                  prEN 980: Terminology, symbols and information provided with medical devices. Graphical symbols for use in the labeling of medical devices.

                  prEN 1041: Terminology, symbols and information provided with medical devices. Information supplied by the manufacturer with medical devices.

                  Medical Devices Directive (93/42/EEC) Annex X: Clinical evaluations.

Although the Company has begun the process for application of regulatory approval marks and showing compliance with the Medical Devices Directive (MDD) which allows placement of the CE mark, there can be no assurance that such approval will be received on a timely basis, or at all. See Item 1. "Description of Business-Regulatory and Clinical Status".

REGULATORY AND CLINICAL STATUS

United States/FDA
-----------------

On March 19, 1998 the Company submitted the final Report for the Company's IDE. Also on March 19, 1998 the Company met with representatives of the FDA. The purpose of the meeting was to describe several options to the Company's IDE and to get the FDA's perspective on these approaches. It was decided that the Company will conduct clinical trials under the IDE with 20 patient studies performed in-house and monitored by an Institutional Review Board ("IRB") established by the Company. The information obtained from the study will be submitted to the FDA to enable the Company to commence the clinical studies at three unaffiliated clinical sites.

In April 1998 the Company appointed seven physicians and one physicist who are specialists in the following fields: Gynecology/Obstetrics and Mammography (4), breast surgery (1), Neurology (1), Radiology (1), and optics and laser engineering (1), to serve on the IRB. The IRB was appointed to review, to approve the initiation of, and to conduct periodic review of the Company's research involving human subjects. The primary purpose of the IRB is to assure, both in advance and by periodic review, that appropriate steps are taken to protect the rights and welfare of humans participating as subjects of the research. To accomplish this purpose, IRB's use a group process to review research protocols and related materials (e.g., informed consent documents and investigator brochures) to ensure that:

      (i) Risks to subjects are minimized by using procedures that are consistent with sound research design and that do not unnecessarily expose subjects to risk, and whenever appropriate, by using procedures already being performed on the subjects for diagnostic or treatment purposes.

      (ii) Risks to subjects are reasonable in relation to anticipated benefits (if any) to subjects, and the importance of the knowledge that may be expected to result.

      (iii) Selection of subjects is equitable.

      (iv) Informed consent will be sought from each prospective subject or the subject's legally authorized representative and will be documented in accordance with, and to the extent required, by the FDA's informed consent regulation.

      (v) Where appropriate, the research plan makes adequate provision for monitoring the data collected to ensure the safety of subjects.

      (vi) There are adequate provisions to protect the privacy of subjects and to maintain the confidentiality of data.

      (vii) Appropriate additional safeguards have been included in the study to protect the rights and welfare of subjects who are members of a vulnerable group.

The IRB is not responsible for nor does it participate in obtaining data, the interpretation of data or clinical results, or the approval of the CTLM(TM). The IRB does not receive any compensation for its services; however, if pursuant to FDA requirements, one of the members should supervise the actual scanning of women, they are paid a supervisory clinical honorarium of $250 per day. The optics and laser engineer IRB member also serves and has served for the past three years, as a consultant to the Company on an "as needed" basis. He receives a consulting fee from the Company of $700 per month. The Neurology IRB member is married to one of the Company's engineers.

On May 15, 1998 the Company submitted a supplemental safety report to the FDA which encompasses all of the modifications and upgrades since the initial safety report was filed.

In order to collect the clinical data for the PMA, the Company was granted, in June 1998, its second investigational device exemption ("IDE") to conduct clinical trials. An IDE allows a company to conduct human clinical trials without filing an application for marketing clearance. The Company is authorized to scan 20 patients at its in-house facilities in Plantation, Florida. On September 1 and September 10, 1998, the Company formally submitted the first and second series of the 20 patient in-vivo (human) images and corresponding interpretation data to the FDA. Upon completion and submission of the 20 patient in-vivo studies, the Company intends to initiate, upon FDA approval, the 400 case clinical study at three prominent United States hospitals. See Item 1 "Description of Business-Government Regulation." Once the 400 case clinical study is completed, the Company plans to file a Pre-Market Approval application
(PMA) with the FDA to obtain marketing clearance.

The Company has selected Nassau County Medical Center (NCMC) of East Meadow, Long Island, New York, to be its first off-site clinical site. The Company has submitted the IDE protocol to the hospital. NCMC's IRB is scheduled to meet on October 13, 1998 to review and approve the IDE Protocol. After approval, the documents are sent to the FDA for their approval. Once approved by the FDA, the Company is granted permission, assuming the 20 patient in-vivo studies have been completed, to proceed with the clinical trials described in the IDE protocol.

In order to sell the CTLM(TM) device commercially in the United States, the Company must obtain marketing clearance from the FDA. A PMA application must be supported by extensive data, including pre-clinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Following receipt of a PMA application, if the FDA determines that the application is sufficiently complete to permit substantive review, the agency will "file" the application. Under the Food, Drug and Cosmetic Act, the FDA has 180 days to review a PMA application.

The FDA has adopted a policy of expedited review that is available to medical devices satisfying one or more of the following criteria:

              The device addresses a condition, which is serious or life threatening or presents a risk of serious injury for which no alternative legally marketed diagnostic/therapeutic modality exists.

              The device addresses a condition, which is life threatening or irreversibly debilitating, and provides for clinically important earlier diagnosis or significant advances in safety and/or effectiveness over existing alternatives.

              The device represents a clear clinically meaningful advantage over existing technology, defined as having major (not incremental) increased effectiveness or reduced risk compared to existing technology.

              The availability of the device is otherwise in the best interest of the public health.

Although the Company believes that it qualifies for expedited review, there can be no assurance that any such review will be granted of if granted that the PMA will be approved or that such approval will be received on a timely basis. See
Item 1. "Description of Business-Government Regulation".

Foreign
-------

The Company has begun the process of evaluating the CTLM(TM) for application of regulatory approval marks and showing compliance with the MDD which allows placement of the CE Mark. Many steps need to be taken into consideration with the end goal of accessing the EEA market. The following is a brief explanation of the steps the Company has taken or is currently taking to achieve this goal.

Evaluating and Securing a Notified Body ("NB") - The role of an NB is to assist manufacturers (domestic and international) in showing compliance with the governmental regulations that govern that specific category. Each country's government is able to designate a Competent Authority which, among other things, is responsible for the evaluation of regulatory non-governmental agencies in their country for designation as a NB.

An agency can be approved to be a NB for different categories (i.e. electrical products, machinery, medical, etc.).. For instance, the NB that the Company will choose will be one that is approved to assist manufacturers in showing compliance with MDD. As MDD is very encompassing (product safety, quality assurance, EMC, software, etc) some NBs are only approved to assist manufacturers in certain areas (i.e. quality assurance evaluations) and the manufacturer will need to look to another NB for assistance in the other areas. The Company is in the process of evaluating applicable NBs and intends to select a NB that can assist it in all matters of the MDD.

The evaluation and acceptance of an appropriate NB is critical since changing an NB once chosen is a costly matter. Great care must be taken in finding a NB with a reputation for educated interpretation of requirements and excellent customer service. The Company believes that they have found a NB that will provide this type of service and has notified them of its intent to utilize them. The proposed NB has provided the Company with information on the necessary steps in accessing the market of the EEA, however no contracts have been entered into at this time.

Product Safety Evaluation - The Company believes that one of the most important aspects of product safety is the design of the product. If safety standards are not considered through the design of the product, the product safety evaluation may require that the mechanical and electrical parts of the product be re-designed. The Company has made every effort to confirm throughout the CTLM(TM) design process that it is in compliance with all domestic and international safety standards. In this manner, the Company is very much involved in the product safety evaluation and, although the Company has not entered into contract with a NB for this purpose, it is in contact with several regulatory agencies on a regular basis for guidance. There are, however, some considerations that cannot be anticipated, such as electrical magnetic compatibility ("EMC"), which requires equipment that is not cost effective for the Company to purchase in order to evaluate. There is also the consideration of new requirements, or new interpretations of existing requirements, that may effect the CTLM(TM).

Quality Assurance - The Company's current goal is to implement a full quality system at the Company's corporate offices. The Company's Quality Assurance Manager ("QAM") has begun the process of implementation in accordance with the required standards. After implementation of the quality system, auditors are required to review a history of the system in particular how it works and how the normal difficulties that occur in design and manufacturing were overcome. The Company's QAM and the NB will need to determine how much history is required for proper proof that the system is adequate.

Software Evaluation - The preparations for software evaluation are headed by the Company's Software Manager. Because the standards in this area are relatively new to the industry, regulatory agencies will be very cautious in the evaluation. Through advice from the proposed NB, the Company has begun document preparation for evaluation submission. One of the larger steps in documentation preparation for this evaluation is the risk analysis for the device. Although there may be changes to the CTLM(TM) that may effect the report, the Company has completed a risk analysis for the CTLM(TM) and is ready to proceed with the remainder of the documentation.

Efficacy - Almost any market will require the proof of the effectiveness of a medical device. This is done by clinical trials and is a process that is basically the same for the United States as for the EEA, however reporting methods may differ. As the Company continues with clinical trials in the U. S., these efforts will also benefit it in the EEA market.

SALES AND MARKETING

The Company presently employs a Director of Sales. At present, his job consists of locating, obtaining and coordinating with strategic marketing and distribution companies who have established marketing capabilities, both domestic and international. The target domestic market includes most of the over 10,000 mammography centers across the United States, which exist in both large and small hospitals and private clinics. The international target market is large government and private hospitals.

Since the field of Medical Optical Imaging is relatively new to most radiologists and mammographers and to the extent that, and rate of which, the CTLM(TM) achieves market acceptance and penetration will depend on many variables. These include, but are not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy, and cost-effectiveness of the CTLM(TM), and the advantage of the CTLM(TM) device over existing technology and cancer detection methods. The Company has focused its efforts on establishing a presence at major Breast Imaging Conferences that are held each year. Failure of the Company's products to gain market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that physicians or the medical community in general will accept and/or utilize the CTLM(TM).

In order to market any products it may develop, the Company will have to develop a marketing and sales force with technical expertise and distribution capability. There can be no assurance that the Company will be able to establish sales and distribution capabilities or that the Company will be successful in gaining market acceptance for any products it may develop.

Reliance on International Sales.

The laws of certain European and Asian countries may permit the Company to begin marketing the CTLM(TM) device in Europe and Asia before marketing would be permitted in the United States. See "Description of Business-Government Regulation." The Company intends to commence international sales of the CTLM(TM) in Europe and Asia prior to commencing commercial sales in the United States, where sales cannot occur unless and until the Company receives pre-market approval from the FDA. Thus, until the Company receives pre-market approval from the FDA to market the CTLM(TM) in the United States, as to which there can be no assurance, the Company revenues, if any, will be derived from sales to international distributors. A significant portion of the Company's revenues, therefore, may be subject to the risks associated with international sales, including economical and political instability, shipping delays, fluctuation of foreign currency exchange rates, foreign regulatory requirements and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a timely basis. Future imposition of, or significant increases in the level of customs duties, export quotas or other trade restrictions could have a material adverse effect on the Company's business, financial condition and results of operations. The regulation of medical devices, particularly in Europe, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

International Distributors

In January 1998, the Company entered into an International Distribution Agreement with Emtron, a leading medical equipment distributor based in the Republic of Turkey. Emtron currently represents products for companies such as Summit Technology, Sunrise Medical Technology, Iris Medical Instruments, Telsar, and Medlab, among many others, in the Republic of Turkey. Emtron appears to have a strong presence in the industry, marketing to the 30 university hospitals, the Social Security System (which has over 100 hospitals) and larger private hospitals in Turkey.

Pursuant to the Agreement, Emtron will have exclusive rights to market the CTLM(TM) device in the Republic of Turkey for a term of 18 months with an option to renew for an additional one-year term. The Company believes that this alliance with Emtron will give the CTLM(TM) a tremendous exposure in the Republic of Turkey.

In April 1998, the Company entered into an exclusive International Distribution Agreement with Focus Surgical LTD., to distribute the CTLM(TM) device to hospitals and clinics throughout the United Kingdom and Ireland. The term of the Agreement is three years, with a minimum purchase requirement of 10, 12, and 15 CTLM(TM) devices in the first, second, and third year(s) of the Agreement, respectively. For the purpose of the Agreement, the first year is deemed to begin when the Company obtains PMA acceptance from the FDA. See Item 1:
Description of Business -Government Regulation. Focus Surgical currently distributes non-competitive laser products for companies such as Sunrise Medical Technologies and Baltec, among many others.

The Company has already secured exclusive distributors as follows:

                      INTERNATIONAL DISTRIBUTORS BY COUNTRY


                                                                  Renewal Option
                   Country           Term          Expiration        by IDSI       Renewal Period
                   -------           ----          ----------        -------       --------------
               Australia            3 years         3/13/00            Yes            2 years
               Austria              3 years         3/11/00            Yes            2 years
               Brunei               3 years         3/13/00            Yes            2 years
               China                3 years         3/13/00            Yes            2 years
               Ecuador              3 years         10/12/00           Yes            3 years
               France              29 months        12/31/98           Yes            2 years
               Germany              3 years         3/11/00            Yes            2 years
               Hong Kong            3 years         3/13/00            Yes            2 years
               India                3 years         3/13/00            Yes            2 years
               Indonesia            3 years         3/13/00            Yes            2 years
               Ireland              3 years         3/29/01            Yes             1 year
               Israel               2 years         12/31/98           Yes            2 years
               Italy               29 months        11/30/98           Yes            2 years
               Macau                3 years         3/13/00            Yes            2 years
               Malaysia             3 years         3/13/00            Yes            2 years
               New Zealand          3 years         3/13/00            Yes            2 years
               Philippines          3 years         3/13/00            Yes            2 years
               Russia               3 years         3/11/00            Yes            2 years
               San Marino          29 months        11/30/98           Yes            2 years
               Singapore            3 years         3/13/00            Yes            2 years
               South Korea          2 years         2/10/99            Yes            2 years
               Switzerland          3 years         3/11/00            Yes            2 years





                                                                  Renewal Option
                   Country           Term          Expiration        by IDSI       Renewal Period
                   -------           ----          ----------        -------       --------------
               Turkey              18 months        7/19/99            Yes            1 years
               United Kingdom       3 years         3/29/01            Yes             1 year
               Vatican City        29 months        11/30/98           Yes            2 years

To date, the Company has not marketed, or generated revenues from the commercialization of the CTLM(TM).

THIRD-PARTY REIMBURSEMENT; HEALTH CARE REFORM.

In the United States, suppliers of health care products and services are greatly affected by Medicare, Medicaid, and other government insurance programs, as well as by private insurance reimbursement programs. Third-party payors (Medicare, Medicaid, private health insurance companies and other organizations) may affect the pricing or relative attractiveness of the Company's products by regulating the level of reimbursement provided by such payors to the physicians and clinics utilizing the CTLM(TM) or by refusing reimbursement. If examinations utilizing the Company's products were not reimbursed under these programs, the Company's ability to sell its products may be materially and/or adversely affected. There can be no assurance that third-party payors will provide reimbursement for use of the Company's products. Several states and the U.S. government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending on health care items and services, limit coverage for new technology and limit or control the price health care providers and drug and device manufacturers may charge for their services and products, respectively. If adopted and implemented, such reforms could have material adverse effect on the Company's business, financial condition and results of operations. In international markets, reimbursement by private third-party medical insurance providers, including governmental insurers and independent providers, varies from country to country. In certain countries, the Company's ability to achieve significant market penetration may depend upon the availability of third-party governmental reimbursement. Revenues and profitability of medical device companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the cost of health care through various means


PRODUCT LIABILITY

The Company's business exposes it to potential product liability risks, which are inherent in the testing, manufacturing and marketing of cancer detection products. Significant litigation, not involving the Company, has occurred in the past based on the allegations of false negative diagnoses of cancer. While the CTLM(TM) device is being developed as an adjunct to other diagnostic techniques, there can be no assurance that the Company will not be subjected to future claims and potential liability. At present, the Company does not carry product liability insurance. The Company intends to obtain product liability insurance prior to testing at clinical sites and marketing the CTLM(TM) device.


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

To a great extent, the CTLM(TM) will be competing with established imaging equipment such as x-ray mammography equipment, ultrasound or high definition ultrasound systems, Magnetic Resonance Imaging ("MRI") systems, and thermography, diaphonography and transilluminational devices. Physicians presently using these customary types of imaging equipment may not use the Company's products. Currently, mammography is employed widely and the Company's ability to sell the CTLM(TM) device to medical facilities will, in part, be dependent on the Company's ability to demonstrate the clinical utility of the CTLM(TM) device as an adjunct to mammography and physical examination and its advantages over other available diagnostic tests.

The competition for developing a commercial device utilizing computed tommography techniques and laser technology is difficult to ascertain given the proprietary nature of the technology. There are a significant number of academic institutions involved in various areas of research involving "optical medical imaging" which is a shorthand description of the technology the Company's CTLM(TM) device utilizes. A brief list of the most prestigious of these institutions includes the University of Pennsylvania, The City College of New York, and University College London. Two of these institutions have granted licenses on certain patented technologies to two companies: University of Pennsylvania - Non-Invasive Technologies; City College of New York - MediScience, Inc.

Methods for the detection of cancer are subject to rapid technological innovation and there can be no assurance that technical changes will not render the Company's CTLM(TM) obsolete. There can be no assurance that the development of new types of diagnostic medical equipment or technology will not have a material adverse effect on the Company's business, financial condition and results of operations

PATENT LICENSING AGREEMENT

In June 1998, the Company finalized an exclusive Patent License Agreement with Richard Grable, the Company's Chief Executive Officer. Mr. Grable is the owner of a patent, Patent No. 5,692,511, issued on December 2, 1987 (the "Patent"), which encompasses the technology for the CTLM(TM). The Company and Mr. Grable had previously entered into an oral agreement for the exclusive license for the patent that was never memorialized in written form.

Pursuant to the terms of the Agreement, the Company was granted the exclusive right to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize and practice the Patent, all improvements thereto and all technology related to the process, throughout the world. This license shall apply to any extension or re-issue of the Patent. The term of the license is for the life of the Patent and any renewal thereof, subject to termination, under certain conditions. As consideration for the License, the Company issued to Mr. Grable 3,500,000 shares of common stock and is required to issue and additional 3,500,000 shares in June 1999. In addition, the Company has agreed to pay to Mr. Grable, a royalty based upon the net selling price (the dollar amount earned from the sale by the Company, both international and domestic, before taxes minus the cost of the goods sold and commissions or discounts paid), of all products and goods in which the Patent is used, before taxes and after deducting the direct cost of the product and commissions or discounts paid (the "Royalty") as follows:

           GROSS SALES                               PERCENTAGE
           -----------                               ----------

           $0 to $1,999,999 in gross sales                 10%

           $2,000,000 to $3,999,999 in gross sales          9%

           $4,000,000 to $6,999,999 in gross sales          8%

           $7,000,000 to $9,999,999 in gross sales          7%

           Greater than $10,000,000 in gross sales          6%

During the second year of the Agreement there is a minimum royalty provision of $250,000. In order for the Royalties set forth above to take the place of the Development Royalties set forth in the Amendment to Grable's Employment Agreement dated February 23, 1995, and for such Amendment to become void and have no effect, the Company is required to have the Agreement ratified by its Shareholders at its next special or annual meeting of Shareholders. Not withstanding the need for shareholder ratification for the substitution of the Royalties, the Patent Licensing Agreement does not require shareholder approval in order to be valid. See Item 10. "Executive Compensation-Employment Agreements".

The Agreement also contains anti-dilution protection upon the occurrence of any stock dividend, stock split, combination or exchange of shares, reclassification or re-capitalization of the Company's common stock, reorganization of the Company, consolidation with or merger into or sale or conveyance of all or substantially all of the Company's assets to another corporation or any other similar event which serves to decrease the number of Shares issued pursuant to the Agreement.

OEM Agreement
-------------

In January 1998, the Company entered into an Original Equipment Manufacturer Agreement (OEM) with Imation Corp.("Imation"), a worldwide leader in the imaging and information industry. Imation has a marketing presence in more than 60 countries and operates 17 manufacturing, research and distribution facilities.

Pursuant to the OEM Agreement, the Company has been granted a limited, nonexclusive, worldwide, royalty-free license to use Imation's proprietary information with regard to technical interface, and timing diagrams, specification, definitions, and drawings defining such technical interface (the "Dry View Technology").

The OEM Agreement also gives the Company the right to market the Dry View Technology directly or indirectly through its Distributors. The Company believes that the Dry View Technology will provide the Company's end uses with the most efficient and economical and ecological product in the medical industry. In addition, the marketing of the Dry View Technology can provide immediate revenues to the Company as well as generate additional revenues when packaged with the CTLM(TM). No Dry View Technology has been marketed by the Company to date.

NASDAQ LISTING

On March 24, 1996, the Company filed its application with Nasdaq to be listed on the Small Cap Market. The Company's request for listing was subsequently denied after a hearing before the Listing Qualifications Panel (the "Panel"). The denial was based upon the fact that one of the Company's outside shareholders (the "Shareholder"), who had no control or relationship with the Company, other than as a minority shareholder, had a questionable background and owned a 5% interest in the Company.

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

The Company in fact, did implement its proposal and on March 12th provided Nasdaq with copies of all documentation necessary to satisfy any concerns that the Panel had regarding the Shareholder. On March 31, 1997, prior to the time Nasdaq acted on the proposal, Barron's published an inaccurate article stating that a Nasdaq spokesman indicated that the listing would be denied. At all times up until the date of this article the Company's stock traded at $3.00 and above. The article had a predictable negative impact on the Company's stock and the price dropped below $3.00, where it has stayed ever since the Barron's article, despite a retraction from Barron's on April 7, 1997. Based upon this decline the Nasdaq staff has refused to approve the Company for listing on the Nasdaq Small Cap Market.

The Company appealed the denial of the listing at an oral hearing before the Nasdaq Qualification Hearing Panel (the "Panel") in Washington D.C. on January 22, 1998. On February 10, 1998, the Panel issued its decision granting the Company's request for initial inclusion on the Nasdaq Small Cap Market, subject to the following conditions:

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

The Board of Directors determined that a reverse split at this time would be detrimental to the interests of its shareholders and vetoed the proposal for the reverse split. The conditional listing expired on May 11, 1998.

The Company immediately appealed this decision to the Nasdaq Listing and Hearing Review Council (the "Council"). On May 19, 1998 the Company received the Decision of the Council which affirmed the decision of the Panel. The Council stated that:

      "In making this decision, we find unpersuasive the Company's argument that on remand, it was not required to satisfy the initial inclusion bid requirement, or by implication, any of the other listing requirements. In fact the purpose of a remand and the continuing role of the staff in the process is to provide assurance that the Company satisfied Nasdaq listing requirement at the time it was listed, a fact that the Company likely understood when it went through the re-application process following remand."

The Company contends that this determination is incorrect in that the Company never went through a re-application process following remand. The Council went on to state, in part, that:

      "The Company could have no reasonable expectation that it received a waiver of Nasdaq listing standard. The decision merely determines that the ownership of the shareholder at issue would not prevent listing, given the Company's plan to insulate itself. We believe that the Panel's exception, which appears to be within the Company's control to achieve, was appropriate. While the incorrect Barron's article was unfortunate, we note that a retraction was later printed and sufficient time has passed to allow the Company's stock to be fairly priced in the market.

On June 11, 1998, the Company filed an Application for Review before the United States Securities and Exchange Commission to appeal the Decision of the Council. The basis for the appeal was that the Council erred in affirming the Panel's decision placing conditions upon the Company's initial inclusion. The Company contends that: (i) it did satisfy all the listing requirements on a timely basis but was initially rejected for listing by the Nasdaq Staff and Panel on grounds that were ultimately reversed by the Council in the first appeal; (ii) that the Company satisfied the listing requirement and this fact was so recognized in the Council's Decision in the first appeal; (iii) that due to the four month delay cased by the Nasdaq Staff; dilatory review process, and the irresponsible remarks made by a Nasdaq Staff member to Barron's; the price of the Company's stock declined below the initial listing requirement (but remained well above the maintenance requirement). Based upon price deficiency alone, the Company was denied listing.

On August 8, 1998, the Company filed it's Brief in Support of Application for Review. Nasdaq's brief was due on September 10, 1998 and filed on September 15, 1998. On September 25, 1998, the Company filed its Reply Memorandum to the Brief of the Nasdaq Stock Market. As of the date of this Report, no hearing has been scheduled.

EMPLOYEES

As of September 24, 1997, the Company had 31 full-time employees, including its three executive officers, and 2 part-time employees. A majority of the Company's employees (22) are employed in the areas of scientific and product research and development. The Company's ability to provide its services is dependent upon the Company recruiting, hiring and retaining qualified technical personnel. To date, the Company has been able to recruit and retain sufficient qualified personnel. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Due to the specialized scientific nature of the Company's business, the Company is highly dependent upon its ability to attract and retain qualified scientific, technical and managerial personnel. Therefore the Company has entered into employment agreements with certain of its executive officers and employees. The loss of the services of existing personnel as well as the failure to recruit key scientific, technical and managerial personnel in a timely manner would be detrimental to the Company's research and development programs and to its business. The Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as marketing, will require the additional of new management personnel. Competition for qualified personnel is intense and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business. See Item 9. "Directors, Executive Officers, Promoters and Control Persons; and Compliance with Section 16(a) of the Exchange Act".


YEAR 2000

The Company is reviewing its existing computer systems and its CTLM(TM) software and hardware products to ensure these systems and products are adequately able to address the issues expected to arise in the year 2000 and thereafter. In that regard, the Company's Board of Directors has appointed a committee to draft and implement a Year 2000 Compliance Plan. The Company has invested, and will continue to invest, in improving its information technology infrastructure to ensure that such infrastructure is Year 2000 compliant.


The Company expects to implement successfully the systems and programming changes necessary to address Year 2000 issues and is currently reviewing the cost of such actions. The Company expects such modifications to its CTLM(TM) products and internal computer systems will be made on a timely basis; however there can be no assurance there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

The Company has not fully determined the extent to which the Company's systems may be impacted by third parties' systems, which may not be Year 2000 compliant. While the Company has begun efforts to seek reassurance from its suppliers, there can be no assurance that the systems of other companies, which the Company deals with, will be Year 2000 compliant. Third parties' non-compliance could have an adverse effect on the Company. At this time the Company is unable to estimate the cost of its Year 2000 compliance.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

The Company's facilities are located at 6531 N.W. 18th Court, Plantation, Florida. The facilities are owned by the Company and comprise a 24,000-sq. ft. building located on a 5 acre landscaped tract. The Company believes that its facility is adequate for its current and reasonably foreseeable future needs. The Company will assemble the device at its facility from hardware components that will be made by vendors to Company specifications. The software components of the device are developed by the Company.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------


On July 10, 1997, the Company filed an action in the Circuit Court of the 17th Judicial Circuit in and for Broward County, case no. 97-10533, against Dr. Valey Kamalov ("Kamalov"). The complaint alleges that Kamalov, an ex-employee of the Company, violated his employment agreement with the Company while employed and after terminating his employment with the Company by violating non-compete, confidentiality, and invention covenants of the agreement. Upon filing the complaint, the Company sought and was granted injunctive relief against Kamalov during the pendency of the proceedings. On November 19, 1997, after a hearing, the Court granted Kamalov's motion to dissolve the injunction. On December 17, 1997, the Company filed a timely notice of appeal in the District Court of Appeal of Florida, Fourth District, Appeal No. 98-58. Briefs have been filed by both parties and the appeal is pending. Oral Argument has not been set as of the date of this Report.

The Company is not aware of any other material legal proceedings, pending or contemplated, to which the Company is, or would be, a party or of which any of its property is, or would be, the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

The Company has not submitted any matters to a vote of Security Holders. As of July 10, 1998, Austost Anstalt Schaan, Balmore Funds S.A., Dominion Capital Funds, Ltd., Canadian Capital Fund Ltd., Avalon Capital Ltd., Richard J. Grable, Weyburn Overseas Limited, Linda B. Grable, Goodland International Investment Ltd. and Allan L. Schwartz, (collectively "the Majority Shareholders"), authorized, by written action, the Company's adoption of an Amendment to the Company's Articles of Incorporation increasing the Company's authorized shares from 48,000,000 shares to 100,000,000 shares.

Pursuant to Section 607.0704 Florida Statutes, any action to be taken at an annual or special meeting of shareholders may be taken without a meeting, without prior notice and without a vote if the action is taken by a majority of the holders of outstanding stock of each voting group entitled to vote. The Certificates of Designation of the Series B, D, E, and H Preferred Stock (the "Certificates"), provide that, in the event there are insufficient shares to effect a conversion, the Company is required to increase the number of authorized shares to effect such conversion. Due to the decrease in the Company's stock price, the Company no longer has an adequate number of common shares authorized to meet its contractual obligations with regard to the conversion of the Preferred Stock. The Certificates also provide that the holders of the Preferred Shares shall be entitled to vote with the holders of the Common Stock, as a single class, where each share of Preferred Stock shall be entitled to that number of votes to which it would be entitled had all of its shares of Preferred Stock been converted into shares of Common Stock were notice of conversion given on the date of such vote.

On August 5, 1998, the Company filed an Information Statement with the Securities and Exchange Commission (the "Commission") with regard to the Written Action. On September 4, 1998, the Company received a comment letter from the Commission and is in the process of revising the Information Statement and providing the Commission with additional documentation. The Majority Shareholders consent with respect to the Amendment will take effect 20 days from the time that the Commission advises the Company that it has no further comments.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
           ---------------------------------------------------------------------

The Company's Common Stock is traded on the NASDAQ over-the-counter bulletin board market under the symbol IMDS. There has been trading in the Company's Common Stock since September 20, 1994. The following table sets forth, for each of the fiscal periods indicated, the high and low trade prices for the Common Stock, as reported on the OTC Bulletin Board. These per share quotations reflect inter-dealer prices in the over-the-counter market without real mark-up, markdown, or commissions and may not necessarily represent actual transactions.

     QUARTER ENDING                HIGH BID         LOW BID

     FISCAL YEAR 1996
     September 1995                  $ .78           $ .71
     December 1995                   $3.15           $ .75
     March 1996                      $8.25           $8.00
     June 1996                       $3.90           $3.87


     FISCAL YEAR 1997
     September 1996                  $3.93           $2.25
     December 1996                   $3.93           $1.43
     March 1997                      $4.12           $2.43
     June 1997                       $3.08           $2.62

     FISCAL YEAR 1998
     September 1997                  $2.25           $1.87
     December 1997                   $1.61           $1.22
     March 1998                      $1.65           $1.02
     June 1998                       $0.78           $0.67

     FISCAL YEAR 1999
     September 1998                  $0.58           $0.50


On June 30, 1998, the closing trade price of the Common Stock as reported on the OTC Bulletin Board was $0.40. As of such date, there were approximately 745 holders of record of the Company's Common Stock.

SALE OF UNREGISTERED SECURITIES

Private Placement of Preferred Stock

Series C Preferred Stock
------------------------
On October 6, 1997, the Company finalized the private placement to foreign investors of 210 shares of its Series C Convertible Preferred Stock ("the "Preferred Shares") at a purchase price of $10,000 per share and Warrants to purchase up to 105,000 shares of the Company's common stock at an exercise price of $1.63 per share. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the ("Regulation S Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $1.63 per share.

The Preferred Shares were convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, in whole or in part, without the payment of any additional consideration. The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 by (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" was equal to seventy five percent (75%) of the Average Closing Price of the Corporation's Common Stock for the five-day trading period ending on the day prior to the date of conversion provided, however, in no event was the Conversion Price to be greater than $1.222 per share.

Pursuant to the Regulation S Sale documents, the Company was also required to escrow an aggregate of 3,435,583 shares of its common stock (200% of the number of shares the Purchasers would have received if the Preferred Shares were exercised on the closing date of the Regulation S Sale). The shares underlying the Preferred Shares and Warrants were entitled to demand registration rights under certain conditions.

In connection with the this sale, the Company paid Settondown Capital International, Ltd., an unaffiliated Investment Banker an aggregate of $220,500 for placement and legal fees. Net proceeds to the Company of $1,879,500 were used for working capital and the continuous research, development and testing of the Company's Computed Tomography Laser Mammography (CTLM (TM)) device.

The Series C Preferred Stock was subsequently converted, in increments of less than 4.9% of the Company's outstanding shares, into an aggregate of 2,646,827 common shares.

Series D Preferred Stock
------------------------

On January 9, 1998, the Company finalized the private placement to foreign investors of 50 shares of its Series D Convertible Preferred Stock ("the "Preferred Shares"), at a purchase price of $10,000 per share and Warrants to purchase up to 25,000 shares of the Company's common stock at an exercise price of $1.22 per share. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the "Regulation S

Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $1.22 per share.

The Preferred Shares were convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, in whole or in part, without the payment of any additional consideration. The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 by (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" was equal to seventy five percent (75%) of the Average Closing Price of the Corporation's Common Stock for the five-day trading period ending on the day prior to the date of conversion. The shares underlying the Preferred Shares and Warrants are entitled to demand registration rights under certain conditions.

In connection with the Regulation S Sale, the Company issued 4 Preferred Shares to Settondown Capital International, Ltd., an unaffiliated Investment Banker for placement fees and paid legal fees of $5,000. Net proceeds to the Company of $495,000 were used for working capital and the continuous research, development and testing of the Company's Computed Tomography Laser Mammography (CTLM(TM)) device.

The Series D Preferred Stock was subsequently converted, in increments of less than 4.9% of the Company's outstanding shares, into an aggregate of 1,717,134 common shares.



Series E Preferred Stock
------------------------

On February 5, 1998, the Company finalized the private placement to foreign investors of 50 shares of its Series E Convertible Preferred Stock (the "Preferred Shares"), at a purchase price of $10,000 per share and Warrants to purchase up to 25,000 shares of the Company's common stock at an exercise price of $1.093 per share.. . The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the "Regulation S Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $1.093 per share.

The Preferred Shares were convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, in whole or in part, without the payment of any additional consideration. The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 by (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to seventy five percent (75%) of the Average Closing Price of the Corporation's Common Stock for the five-day trading period ending on the day prior to the date of conversion.

The shares underlying the Preferred Shares and Warrants are entitled to demand registration rights under certain conditions.

In connection with the Regulation S Sale, the Company issued 4 Preferred Shares to Settondown Capital International, Ltd., an unaffiliated Investment Banker for placement fees and paid legal fees of $5,000. Net proceeds to the Company of $495,000 were used for working capital and the continuous research, development and testing of the Company's Computed Tomography Laser Mammography (CTLM(TM)) device.

The Series E Preferred Stock was subsequently converted, in increments of less than 4.9% of the Company's outstanding shares, into an aggregate of 1,334,455 common shares.


Series F Preferred Stock
------------------------

On February 20, 1998, the Company finalized a private placement to foreign investors of 75 shares of its Series F Convertible Preferred Stock (the " F Preferred Shares") at a purchase price of $10,000 per share. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the "Regulation S Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $1.31 per share.

The F Preferred Shares pay a dividend of 6% per annum, payable in Common Stock at the time of each conversion and are convertible, at any time, commencing May 15, 1998 and for a period of two years thereafter, in whole or in part, without the payment of any additional consideration. The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 plus any earned dividends by (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to seventy percent (70%) of the Average Closing Price of the Corporation's Common Stock for the five-day trading period ending on the day prior to the date of conversion. The shares underlying the Preferred Shares are entitled to demand registration rights under certain conditions.

In connection with the Regulation S Sale, the Company paid, Rolcan Finance, Ltd. an aggregate of $50,000 for placement and legal fees. Net proceeds to the Company of $700,000 were used for working capital and the continuous research, development and testing of the Company's Computed Tomography Laser Mammography (CTLM (TM)) device.

The 1,971,375 shares of Common Stock issued pursuant to the conversion of the Series F Preferred are being registered on behalf of the Holders (the "Series F Preferred Holders") pursuant to a Form S-2 Registration Statement filed with the Securities and Exchange Commission on July 31, 1998 (the "Registration Statement").

Series H Preferred Stock
------------------------

On June 2, 1998, the Company finalized a private placement to foreign investors of 100 shares of its Series H Convertible Preferred Stock (the "Preferred Shares") at a purchase price of $10,000 per share and 75,000A Warrant and 50,000 B Warrants. The A and B Warrants are exercisable at $1.00 and $1.50 per share, respectively. The offering was conducted pursuant to Regulation D as promulgated under the Securities Act of 1933, as amended (the "Regulation D Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $.56 per share. In connection with the Regulation D Sale, the Company paid Settondown Capital International, Ltd., an unaffiliated Investment Banker an aggregate of $10,000 and 8 shares of the Series H Preferred Stock for placement and legal fees. Net proceeds to the Company of $990,000 were used for working capital and the continuous research, development and testing of the Company's Computed Tomography Laser Mammography (CTLM (TM)) device. No shares of the Series H Convertible Preferred Stock have been converted as of the date of this Report.

The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to lesser of seventy-five percent (75%) of the Average Price (the lowest closing bid price of the Corporation's Common Stock for the ten-ten-day trading period ending on the day prior to the date of conversion). Pursuant to the terms of the Registration Rights Agreement between the Company and the Series H holder, the Company is required to register 200% of the number of shares that would be required to be issued if the Preferred Stock were converted on the day before the filing of the Registration Statement (7,200,000 shares). The Company filed the Registration Statement on July 31, 1998. On September 4, 1998, the Company received substantial comments from the Commission, many of which are incorporated into this Report. The Company is in the process of amending the Registration Statement and hopes to file an amendment within the next few weeks. The Company is in technical default of the Registration Rights Agreement, which required the Registration Statement to be declared effective by October 2, 1998. Pursuant to the Registration Rights Agreement, the Company is required to pay the Series H Holders, as liquidated damages for failure to have the Registration Statement declared effective, and not as a penalty, two (2%) percent of the principal amount of the Securities for the first thirty (30) days, and three (3%) percent of the principal amount of the Securities for each thirty (30) day period thereafter until the Company procures registration of the Securities

Private Placement of Common Stock

In August 1998, the Company sold 200,000 shares of restricted common stock to an unaffiliated third party, pursuant to Regulation D for an aggregate purchase price of $60,000. At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $.28 per share. These shares were subsequently registered pursuant to a Form S-2 Registration Statement.

In September 1998, the Company sold one unit, consisting of a $250,000 promissory note and 200,000 shares of common stock, to an unaffiliated third party, pursuant to Regulation D, for an aggregate purchase price of $250,000. At the time the sale occurred the average bid and ask price of the Company's common stock was $.595. The Note bears interest at the rate of 12% per annum. The repayment of the Note which was originally due on October 2, 1998 has been extended to November 2, 1998. The Note is personally guaranteed by Linda B. Grable, the Company's President.

In October 1998, the Company sold one unit, consisting of a $100,000 promissory note and 80,000 shares of common stock, to an unaffiliated third party, pursuant to Regulation D for an aggregate purchase price of $100,000. At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $.50 per share. The Note bears interest at the rate of 12% per and is due and payable on November 2, 1998. The Note is personally guaranteed by Linda B. Grable, the Company's President.

Conversion of Preferred Shares

In December 1996, the Company sold an aggregate of 450 shares of its Series B Convertible Preferred Stock for an aggregate of $4,500,000, to two investors pursuant to Regulation D. The Company filed a Registration Statement of Form S-1 registering the share underlying the Series B Preferred. The shares were never converted and the registration statement is no longer current. On September 4, 1998, the Company received a notice of conversion from the Series B holders. At present, due to the decline in the price of its common stock, the Company does not have available enough authorized common stock to convert the Series B and the Series H Preferred Stock should the Series H Preferred Holders wish to convert. The conversion rate of the Series B Preferred and the Series H Preferred is 82% and 75% of the average market price over a five-day period prior to conversion, respectively. Pursuant to the conversion notice, if and when the Company converts the Series B Preferred, such share will be convertible into 15,199,488 shares of the Company's common stock. The Company is technically in breach of its agreement with the Series B Holders. In the event that the Company is not able to increase the authorized common stock, the Company will be in breach of it contractual obligations to such Holders and may be subject to litigation and the payment of damages and penalties. See Item 4. "Submission of Matters to a Vote of Security Holders".

Financing/Equity line of credit

The Company will require substantial additional funds for its research and development programs, pre-clinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs. The Company's capital requirements will depend on numerous factors, including the progress of its research and development programs, results of pre-clinical and clinical testing, the time and cost invoked in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and changes in the Company's existing research, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish. Moreover, the Company's fixed commitments, including salaries and fees for current employees and consultants, and other contractual agreements are likely to increase as additional agreements are entered into and additional personnel are retained.

The Company has a firm commitment and is in the process of finalizing an agreement for a $15 Million, three year Equity Line of Credit whereby the Company, as it deems necessary, may raise capital through the sale of its common stock to a consortium of prominent European banking institutions. The Shares will be purchased by the consortium at a discount from the Market Price of the Company's Common Stock. Although no assurances can be made, the Company anticipates that it will need approximately $8,000,000 over the next two year period to complete all necessary stages in order to enable it to market the CTLM(TM) in the United States and foreign countries. If the need should arise for capital in excess of the Equity Line of Credit the Company may seek such additional funding through public or private financing or collaborative, licensing and other arrangements with corporate partners. If the Company utilizes the Equity Line of Credit or additional funds are raised by issuing equity securities, especially Convertible Preferred Stock, dilution to existing Shareholders will result and future investors may be granted rights superior to those of existing Shareholders. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to delay, scale back, or eliminate certain of its research and product development programs or to license to third parties rights to commercialize products or technologies that the Company would otherwise seek to develop itself.

At present, due to the decline in the price of its common stock, the Company does not have available enough authorized common stock to utilize the Equity Line of Credit. See Item 4. "Submission of Matters to a Vote of Security Holders"


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

RESULTS OF OPERATIONS

Twelve Months Ended June 30, 1998 and June 30, 1997.
---------------------------------------------------

General and administrative expenses in the aggregate during the twelve months ended June 30, 1998, were $4,478,055 representing an increase of $1,474,313 from $3,003,742 during the twelve months ended June 30, 1997. The increase is due primarily to substantial increases in amortization of deferred compensation expense and consulting expenses.

Compensation and related benefits during the twelve months ended June 30, 1998, were $1,987,104 representing a decrease of $1,477,020 from $3,464,124 during the twelve months ended June 30, 1997. The decrease in compensation and related benefits is due to the additional compensation recorded in 1997 on the compensatory stock options.

Research and development expenses during the twelve months ended June 30, 1998, were $254,722 representing a decrease of $810,456 from $1,065,178 during the twelve months ended June 30, 1997. This decrease is due primarily to finalizing certain components of the CTLM(TM) device.

Net interest income during the twelve months ended June 30, 1998, was $22,137 representing a decrease of $94,835 from $116,972 during the twelve months ended June 30, 1997. This decrease is due to a decrease of funds invested by the Company.

Depreciation and amortization expenses during the twelve months ended June 30, 1998, were $283,966 representing an increase of $53,919 from $230,047 during the twelve month period ended June 30, 1997. This increase is due primarily to the purchase additional laboratory equipment and manufacturing fixtures.

Comparative fiscal year June 30, 1997 numbers have been changed to reflect restatement as per Financial Statement, Notes to Financial Statements, (3) Restatements, Page F15.

BALANCE SHEET DATA

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations since inception by the issuance of equity securities with aggregate net proceeds of approximately $17,746,206 and through loan transactions in the aggregate amount of $520,407. During Fiscal 1998, the Company received net proceeds of approximately $1,879,500 from the private placement of its Series C Convertible Preferred Stock and Warrants, approximately $495,000 from the private placement of its Series D Convertible Preferred Stock and Warrants, approximately $495,000 from the private placement of its Series E Convertible Preferred Stock and Warrants, approximately $700,000 from the private placement of its Series F Convertible Preferred Stock, all pursuant to Regulation S of the Securities Act of 1933, as amended, and approximately $990,000 from the private placement of its Series H Convertible Preferred Stock and Warrants pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

The Company's combined cash and cash equivalents totaled $310,116 at June 30, 1998, representing a decrease of $73,107 from $383,223 at June 30, 1997. The decrease in cash and cash equivalents is due to continuing operations.

The Company's prototype equipment totaled $-0- at June 30, 1998 and $1,216,585 at June 30, 1996. All direct costs associated with the prototype equipment have been capitalized. The Company has reclasssified the prototype equipment into inventory as the development of the Computed Tomography Laser Mammography (CTLM(TM)) device has been, for the most part, completed and the manufacture of five (5) devices to be placed into clinical sites has commenced.

The Company's property and equipment, net, totaled $2,920,980 at June 30, 1998 and $3,293,297 at June 30, 1997. This decrease is due to depreciation and retirement of certain equipment.

LIQUIDITY AND CAPITAL RESOURCES
The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt and/or equity financing. The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is totally dependent upon debt and equity funding. In the event that the Company is unable to obtain debt or equity financing or is unable to obtain such financing on terms and conditions acceptable to the Company, the Company may have to cease or severely curtail its operations. This would materially impact the Company's ability to continue as a going concern.

The Company has financed its operating and research and development activities through several Regulation S and Regulation D private placement transactions. Net cash used for operating and research and development expenses during fiscal 1998 was $3,540,001 primarily due to the Company's continued research and development of the CTLM(TM) and preparations for FDA Clinical Trials including the manufacture of five (5) CTLM(TM) Breast Imaging Systems and the hiring of six additional employees, compared to net cash used by operating activities of research and development of the CTLM(TM) device and related software development of $4,532,866 in fiscal 1997. At June 30, 1998, the Company had a working capital of $(257,166) compared to a working capital of $(294,433) at June 30, 1997.

During fiscal 1998, the Company was able to raise a total of $5,399,599 less expenses through Regulation S and Regulation D transactions. The Company will continue to seek equity or debt financing in order to meet its working capital needs. The Company does not expect to generate a positive internal cash flow for at least the next twelve-months due to the expected increase in spending for research and development and the expected costs of commercializing it initial product, the CTLM(TM). The Company will require additional funds for its research and development, clinical testing, operating expenses, Food and Drug Administration regulatory processes, and manufacturing and marketing programs. Accordingly, the Company will be required to raise additional funds prior to the end of calendar year 1998 in order to continue operations. The Company plans to raise additional funds by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering or obtaining mortgage financing on it real property and improvements. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. At the present time, the Company continues to receive indications of interest to provide this additional funding. The Company, however, continues to review and balance these indications of interest and funding requirements against its strategic product development goals, working capital need and dilution to its shareholders.

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

Capital expenditures for the fiscal 1998 were approximately $115,738 as compared to approximately $2,815,923 for fiscal 1997. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, tradeshow equipment, computer software, laboratory equipment and other fixed assets. The Company anticipates that its capital needs for fiscal 1999 will be approximately $100,000.


ITEM 7.  FINANCIAL STATEMENTS
         --------------------

      Index to Financial Statements

                                                                     Page
                                                                     ----

      Report of Independent Certified Public Accountants             F-1-2

      Financial Statements

           Balance Sheet                                             F-3

           Statement of Operations                                   F-4

           Statement of Stockholders' Equity                         F-5-8

           Statement of Cash Flows                                   F-9-10

           Notes to Financial Statement                              F-11-39

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Effective August 1, 1997, the accounting firm of Margolies and Fink, Certified Public Accountants for the Company, changed the accounting firm's name to Margolies, Fink and Wichrowski, Certified Public Accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND
        -----------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
-------------------------------------------------

The following table sets forth certain information concerning directors and executive officers of the Company:

Name                               Age     Position
----                               ---     --------

Richard J. Grable                   56      Chief Executive Officer and Director

Linda B. Grable                     61      Chairman of the Board and President

Allan L. Schwartz                   56      Executive Vice-President, Chief
                                            Financial Officer and Director.

Richard Grable, Allan Schwartz and Linda Grable are founders of the Company and as such may be deemed "promoters" and "parents" as defined in the Rules and Regulations promulgated under the Securities Act, as those terms are defined in the rules and regulations promulgated under the Securities Act. Directors serve until the next meeting of shareholders Officers serve at the pleasure of the board of directors.

      Richard J. Grable has been Chief Executive Officer and a director of the Company since 1994 and is primarily responsible for the development of the CTLM(TM) device. From January, 1994, to February, 1994: Mr. Grable was vice-president, research and development, for Lintronics Technologies, Inc., Tampa, Florida, a manufacturer of breast imaging systems. From March, 1992, to December, 1993: Mr. Grable was a an engineering consultant for Lintronics Technologies, Inc., Tampa, Florida, a manufacturer of breast imaging systems. From August, 1991 to February, 1992: Mr. Grable was an engineering consultant for Audio Intelligence Devices, Inc., Ft. Lauderdale, Florida, a manufacturer of surveillance devices. From May, 1990, to July, 1991: Mr. Grable was an engineering consultant for Telmed, Inc., Ft. Lauderdale, Florida, a software and electronic design company.

      Linda B. Grable has been President and Chairman of the Board of Directors of the Company since 1994. From September 1991, to February, 1994, Mrs. Grable was President and Director of VCC Communications, Inc., Tampa, Florida, a manufacturer of voltage controlled oscillators (VCO). From August, 1988, to April, 1991: Mrs. Grable was President of Lintronics International Ltd., Inc., Plantation, Florida, a manufacturer of breast imaging systems.

      Allan L. Schwartz has been Executive Vice-President, Chief Financial Officer and a Director of the Company since 1994. From April 1993, to February 1994: Mr. Schwartz was President and Director of DynaMed Technologies, Inc., Coral Springs, Florida, a company that developed neural network software for use with laser imaging systems. From August, 1991, to April, 1993: Mr. Schwartz was President and Director of Tron Industries, Inc., North Lauderdale, Florida, a developer of low voltage neon novelty products. From April 1991, to July, 1991:
Mr. Schwartz worked as a manufacturing consultant for SE Enterprises, Miami, Florida, a manufacturer of prototype homes.

Directors of the Company hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers serve at the discretion of the board.

Key Employee

      Robert H. Wake is the Company's Director of Engineering and has been employed as such since April 1995. From January, 1994 to March, 1995, Mr. Wake was a consultant to various companies in 3-D computer imaging. From October, 1986, to December, 1993: Mr. Wake founded and was President of Reality Imaging Corporation, Solon, Ohio, a manufacturer of 3-D computer imaging systems. Mr. Wake invented the Voxel Flinger 3-D imaging technology.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing the Company with copies of all
Section 16(a) forms they file. To the best of the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all
Section 16(a) filing requirements applicable to its officers and directors were complied with during the year ended June 30, 1998. The Company has not received copies of amended Form 13 D from Goodland International Investments Limited and Weyburn Overseas Limited indicating their ability to convert and/or the conversion of the Series B Preferred Shares into an aggregate of 15,199,488 common shares. Item 5 " Market for Registrant's Common Equity and Related Stockholder Matters-Sale of Unregistered Securities/Conversion of Preferred Shares

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

The following table sets forth the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and other executive officers for services rendered to the Company during 1998 and 1997. No other person, who, during 1997 and 1996 served as an executive officer of the Company, had a total annual salary and bonus in excess of $100,000.

                          SUMMARY OF COMPENSATION TABLE

                            Annual Compensation                   Long-Term Compensation
                            -------------------    ------------------------------------------------------
Name & Principal
Position                  Year     Salary          Other Annual    Restricted      Securities/Underlying
                                                   Compensation    Stock Awards    Option/SARs(1) (2)
---------------------------------------------------------------------------------------------------------
Richard J. Grable,       1996    $183,333
CEO and Director         1997    $289,779         $115,000       $268,000       22,883
                         1998    $286,225                                       534,602 (3)
---------------------------------------------------------------------------------------------------------
Linda B Grable,          1996    $91,000
President and            1997    $97,451          $115,000       $268,000       22,883
Director                 1998    $119,070                                       534,602(3)
---------------------------------------------------------------------------------------------------------
Allan L. Schwartz,       1996    $124,000
Exec. V.P., CFO and      1997    $111,534         $115,000       $268,000       130,410
Director                 1998    $119,070                                       534,602 (3)
---------------------------------------------------------------------------------------------------------

(1) The aggregate dollar value of the 1997 and 1998 options, based on the averaged high and low price on June 30, 1998 are as follows: Richard J. Grable -$225,781.42; Linda B. Grable-$225,781; and Allan L. Schwartz-$269,329.86.
(2) Does not include qualified options to purchase 208,333 shares a $.48 per share (110% of fair market value on day of issuance) and non-qualified options to purchase 250,000 shares at $.17 per share (35%) of fair market value on day of grant) issued to each of Messrs. Grable and Schwartz and Ms Grable on July 6, 1998.
(3) Includes 250, 000 non-qualifies options that were required, by contract to be issued in July 1997 but were not issued until January 2, 1998.

Option Grants.

The following table sets forth certain information concerning grants of options to purchase Common Stock to the Named Executive Officers during the fiscal year ended June 30, 1998.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

            No. of Securities    %of Total Options     Exercise or
            Underlying Options   Granted to Employees  Base Price   Market Price      Expiration
Name        Granted              In Fiscal Year        ($/Share)    On Date of Grant  Date
----        -------              --------------        ---------    ----------------  ----
--------------------------------------------------------------------------------------------------
Richard J.       250,000               14%               $.31           $.85         1/2/02
Grable (1)       250,000               14%               $.31           $.65         1/2/02
                  34,602              1.9%               $2.63          $2.39        1/2/02
--------------------------------------------------------------------------------------------------
Linda B.         250,000               14%               $.31           $.85         1/2/02
Grable (1)       250,000               14%               $.31           $.65         1/2/02
                  34,602              1.9%               $2.63          $2.39        1/2/02
--------------------------------------------------------------------------------------------------
Allan L.         250,000               14%               $.31           $.85         1/2/02
Schwartz         250,000               14%               $.31           $.65         1/2/02
(1)               34,602              1.9%               $2.63          $2.39        1/2/02
--------------------------------------------------------------------------------------------------

(1) In January 1998, pursuant to employment agreements dated July 4, 1994, Richard Grable, Linda Grable, and Allan Schwartz were granted options to purchase and aggregate of 500,000 Common Shares each. The grants for were for the July 1996 and July 1997 anniversary dates of their employment and were never issued by prior counsel for the Company. The options are non-qualified stock options, vesting one year from the grant date and exercisable at an exercise price of $0.31 per share (35% of the fair market value on the date of issuance). In January 1998, Richard Grable, Linda Grable, and Allan Schwartz were granted options to purchase 22,883 and 34,602 shares of Common Shares each pursuant to the Company's incentive stock option plan. These options were earned in July 1996 and July 1997 but never issued., however the options for the 22,883 shares were disclosed in the Company's Proxy Statement last year. These shares are exercisable at any time at an exercise price of $4.37 and $2.63 per share, respectively (110% of the fair market value on the contractual date of issuance).

Employment Agreements

The Company entered into five-year employment agreements with each of Mr. Richard J. Grable and Mr. Allan L. Schwartz and Mrs. Linda B. Grable that expire July 6, 1999. Pursuant to the terms of the employment agreements, base annual salaries, after giving effect to cost of living adjustments, are as follows:
Richard J. Grable: $286,224.96; Linda B. Grable: $119,069.52 and Allan L. Schwartz $119,069.52. During the Company's operational stage the salary of Allan
L. Schwartz salary will increase to $156,000. In addition, in fiscal 1998 Messrs. Grable and Schwartz and Ms. Grable each receive a car allowance of $500 per month. Each employment agreement provides for bonuses, health insurance, car allowance, and related benefits, and a cost of living adjustment of 7% per annum. The bonuses are equal to 5% of the adjusted consolidated net earnings of the Company. No bonuses have been paid to date. In addition, Richard J. Grable will receive a royalty bonus of 2.5% to a maximum of 5%, based upon varying levels of gross sales of the CTLM(TM) device. Upon ratification of the Patent Licensing Agreement at the next annual meeting of shareholders, the royalties as outlined in that agreement will take the place of those set forth in the original employment agreement. See Item 1. "Description of Business-.Patent Licensing Agreement".

Stock Option Plans

The Company has established an incentive stock option plan, as defined by
Section 422, Internal Revenue Code of 1986. For the fiscal year ended June 30, 1998, all of the executive officers were participants in this plan. The plan was approved by the Board of Directors and adopted by the shareholders at the March 29, 1995 annual meeting. The plan provides for the granting, exercising and issuing of incentive option pursuant to Internal Revenue Code Section 422. The Company may grant incentive stock options to purchase up to 5% of the issued and outstanding common stock of the Company at any time. The Board of Directors has direct responsibility for the administration of the plan.

The exercise price of the incentive options to employees must be equal to at least 100% of the fair market value of the common stock, as of the date of grant. The exercise price of incentive options to officers, or affiliated persons, must be at least 110% of the fair market value as of the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the beneficial ownership of Common Stock of the Company as of October 9, 1998 as to (a) each person known to the Company who beneficially owns more than 5% of the outstanding shares of its Common Stock;
(b) each current director executive officer; and (c) all executive officers and directors of the Company as a group, calculated as required by the Act.

The actual number of shares of Common stock held by Richard Grable and Linda Grable, without giving effect to options, are 7,750,040 and 3,445,800 share respectively. Both Richard Grable and Linda Grable specifically disclaim any beneficial interest in each other's shares.

Name and Address                Number of Shares Owned          % of Outstanding
of Beneficial Owner             Beneficially (1)(2)             Shares of Common Stock
-------------------             -------------------             ----------------------
Richard J. Grable                    12,606,606(3)                   32.5%
C/o 6351 NW 18th Court
Plantation, FL 33313

Linda B. Grable                      12,606,606(4)                   32.5%
C/o 6351 NW 18th Court
Plantation, FL 33313

Allan L. Schwartz                     4,253,390 (5)                  10.9%
C/o 6351 NW 18th Court
Plantation, FL 33313

Weyburn Overseas Limited              4,455,000 (6)                  10.5%
C/o Everest Capital Limited
The Bank of Butterfield Bldg.
65 Front Street
6th Floor
Hamilton HM JX, Bermuda

Goodland International               10,744,488 (6)                  22.2%
Investment LTD.
C/o Everest Capital Limited
The Bank of Butterfield Bldg.
65 Front Street
6th Floor
Hamilton HM JX, Bermuda

All officers and directors           16,859,996 (6)                  43.4%
as a group (3 persons)

--------------------
(1) Except as indicated in the footnotes to this table, based on information provided by such persons, the persons named in the table above have sole voting power and investment power with respect to all shares of Common Stock shown beneficially owned by them.
(2) Percentage of ownership is based on 37,989,399 shares of Common Stock outstanding as of October 12, 1998 plus each persons options that are exercisable within 60 days. Shares of Common Stock subject to stock options that are exercisable within 60 days as of July 10, 1998 are deemed outstanding for computing the percentage of that person and the group.
(3) Includes 556,883 shares subject to options and 3,497,800 shares owned by the wife of Richard J. Grable, Linda B. Grable, of which he disclaims beneficial ownership. Does not include options to purchase 208,333 shares at $.48 per share and 250,000 shares at $.44, which are not exercisable within the next 60 days.
(4) Includes 556,883 shares subject to options and 7,995,040 shares owned by the husband of Linda B. Grable, Richard J. Grable, of which she disclaims beneficial ownership. Does not include options to purchase 208,333 shares at $.48 per share and 250,000 shares at $.44, which are not exercisable within the next 60 days.
(5) Includes 664,410 shares subject to options and 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership. Does not include options to purchase 208,333 shares at $.48 per share and 250,000 shares at $.44, which are not exercisable within the next 60 days.
(6) Includes an aggregate of 15,199,488 shares underlying the Series B Preferred, for which the Company has received a notice of conversion. Does not include Warrants to purchase 112,500 shares at $5.00 per share.
(7) Includes 1,778,176 shares subject to options and 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

Richard J. Grable and. Linda B. Grable are husband and wife. Further, Richard J. Grable and Linda B. Grable are each "Control Persons" as a result of their control of a majority voting power of the Company's outstanding stock. Both parties disclaim, however, any beneficial interest or ownership in the shares owned by the other party.

From time to time Linda Grable, the Company's President, has personally guaranteed promissory notes issued by the Company to third parties. Ms. Grable received no compensation for these guarantees.

In June 1998, the Company finalized an exclusive Patent License Agreement with Richard Grable, the Company's Chief Executive Officer. Mr. Grable is the owner of the Patent, which encompasses the technology for the CTLM(TM) device. The Company and Mr. Grable has previously entered into an oral agreement for the exclusive license for the patent that was never memorialized in written form. See Item 1. "Description of Business-Patent Licensing Agreement".

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

(a)  Exhibits

EXHIBIT                    DESCRIPTION
-------                    -----------

3.1      Articles of Incorporation (Florida)- Incorporated by reference to
         Exhibit 3(a) of the Company's Form 10-KSB for the fiscal year ending June 30, 1995

3.2 Amendment to Articles of Incorporation (Designation of Series A Convertible Preferred Shares) Incorporated by reference to Exhibit 3.
         (i). 6 of the Company's Form 10-KSB for the fiscal year ending June 30, 1996. File number 033-04008.

3.3 Amendment to Articles of Incorporation (Designation of Series B Convertible Preferred Shares). Incorporated by reference to the Company's Registration Statement on Form S-1 dated July 1, 1997.

3.4 Amendment to Articles of Incorporation (Designation of Series C Convertible Preferred Shares). Incorporated by reference to the Company's Form 8-K dated October 15, 1997.

3.5 Amendment to Articles of Incorporation (Designation of Series D Convertible Preferred Shares). Incorporated by reference to the Company's Form 8-K dated January 12, 1998.

3.6 Amendment to Articles of Incorporation (Designation of Series E Convertible Preferred Shares). Incorporated by reference to the Company's Form 8-K dated February 19,1998.

3.7 Amendment to Articles of Incorporation (Designation of Series F Convertible Preferred Shares). Incorporated by reference to the Company's Form 8-K dated March 6, 1998.

3.8 Amendment to Articles of Incorporation (Designation of Series H Convertible Preferred Shares). Incorporated by reference to the Company's Registration Statement on Form S-2 File Number 333-59539.

3.9      Certificate of Dissolution - is incorporated by reference to Exhibit
         (3)(a) of the Company's Form 10-KSB for the fiscal year ending
         June 30, 1995.

3.10 Articles of Incorporation and By- Laws (New Jersey) -are incorporated by reference to Exhibit 3 (i) of the Company's Form 10-SB, as amended, file number 0-26028, filed on May 6, 1995 ("Form 10-SB").

3.11     Certificate and Plan of Merger - is incorporated by reference to
         Exhibit 3(i) of the Form 10-SB.

3.12 Certificate of Amendment - is incorporated by reference to Exhibit 3(i) of the Form 10-SB.

4.1 Instruments Defining the Rights of Security Holders - Designation of Series B Convertible Preferred Shares. (See Exhibit 3.3, above).

4.2 Instruments Defining the Rights of Security Holders - Designation of Series C Convertible Preferred Shares. (See Exhibit 3.4, above).

4.3 Instruments Defining the Rights of Security Holders - Designation of Series D Convertible Preferred Shares. (See Exhibit 3.5, above).

4.4 Instruments Defining the Rights of Security Holders - Designation of Series E Convertible Preferred Shares. (See Exhibit 3.6, above).

4.5 Instruments Defining the Rights of Security Holders - Designation of Series F Convertible Preferred Shares. (See Exhibit 3.7, above).

4.6 Instruments Defining the Rights of Security Holders - Designation of Series H Convertible Preferred Shares. (See Exhibit 3.8, above).
10.1 Form of Subscription Agreement by and between Imaging Diagnostic Systems, Inc. and Alfred Ricciardi. Incorporated by reference to the Company's Registration Statement on Form S-2, File Number 333-59539.

10.2 Patent Licensing Agreement. Incorporated by reference to the Company's Registration Statement on Form S-2, File Number 333-59539.

10.3 Incentive Stock Option Plan - is incorporated by reference to Exhibit 10(b) of the Form 10-SB.

10.4 Employment Agreement(s) for Richard J. Grable, Allan L. Schwartz and Linda B. Grable are incorporated by reference to Exhibit 10(c) of the Form 10-SB.

10.5 Lock Up Agreement By and Between the Company and Richard J. Grable, Linda B. Grable, and Allan L. Schwartz, is incorporated by reference to
         Exhibit 10.5 of the Company's Form 10-KSB for the fiscal year ending June 30, 1996. File number 033-04008.

10.6 Form of Series F Preferred Stock Subscription Documents. Incorporated by reference to the Company's Registration Statement on Form S-2, File Number 333-60405.

10.7 Form of Series H Preferred Stock Subscription Documents. Incorporated by reference to the Company's Registration Statement on Form S-2, File Number 333-60405.

10.8     OEM Agreement

10.9     Form of Equity Line of Credit Agreement

(b) Reports on Form 8-k

      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Imaging Diagnostic Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                               IMAGING DIAGNOSTIC SYSTEMS, INC.


                               By:  /s/Linda B. Grable
                                    ------------------------------------------
                                    Linda B. Grable, Chairman of the Board and
                                    President.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

         Signatures                                  Title                                     Date
         ----------                                  -----                                     ----
/s/Linda B. Grable                          Chairman of the Board and President         October 13, 1998
------------------------------------
Linda B. Grable


/s/Richard J. Grable                        Director and Chief Executive Officer        October 13, 1998
------------------------------------
Richard J. Grable


/s/Allan L. Schwartz                        Director, Executive Vice-President          October 13, 1998
------------------------------------        (Principal Accounting and Financial
Allan L. Schwartz                           Officer)


                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)



                                TABLE OF CONTENTS


                                                              Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS            F-1-2

FINANCIAL STATEMENTS:

         Balance Sheet                                        F-3

         Statements of Operations                             F-4

         Statements of Stockholders' Equity                   F-5-8

         Statements of Cash Flows                             F-9-10

         Notes to Financial Statements                        F-11-39

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
Imaging Diagnostic Systems, Inc.


We have audited the accompanying balance sheet of Imaging Diagnostic Systems, Inc. (a Development Stage Company) as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998 and 1997 and for the period December 10, 1993 (date of inception) to June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Imaging Diagnostic Systems, Inc. (a Development Stage Company), as of June 30, 1998 and 1997 and the results of its operations and its cash flows for the years ended June 30, 1998 and 1997 and for the period December 10, 1993 (date of inception) to June 30, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the Company has restated its financial statements to reflect the changes in accounting for software development costs and recording the compensation on stock options in accordance with Accounting Principles Board Opinion No. 25.

The Company is in the development stage as of June 30, 1998 and to date has had no significant operations. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.

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



/s/
------------------------------
Margolies, Fink and Wichrowski


Pompano Beach, Florida
August 6, 1998

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                                  Balance Sheet

                             June 30, 1998 and 1997

                                     ASSETS

                                                                                               1998             1997
                                                                                        ----------------  ---------------
                                                                                                            (restated)
Current assets:
  Cash                                                                                  $       310,116   $      383,223
  Restricted certificate of deposit                                                                   -          103,500
  Loans receivable-other                                                                              -           10,073
  Inventory                                                                                   3,214,045                -
  Prepaid expenses                                                                               33,539           56,792
                                                                                        ---------------   --------------

         Total current assets                                                                 3,557,700          553,588
                                                                                        ---------------   --------------

Property and equipment, net                                                                   2,920,980        3,293,297
Prototype equipment                                                                                   -        1,216,585
Other assets                                                                                  3,887,463            9,635
                                                                                        ---------------   --------------

                                                                                        $    10,366,143   $    5,073,105
                                                                                        ===============   ==============
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                                 $     1,363,766   $      519,546
  Loan payable                                                                                  285,407                -
  Current maturities of capital lease obligations                                                 9,715            8,928
  Other current liabilities                                                                   2,155,978          319,547
                                                                                        ---------------   --------------

         Total current liabilities                                                            3,814,866          848,021
                                                                                        ---------------   --------------

Long-term capital lease obligations                                                              26,134           35,849
                                                                                        ---------------   --------------

         Total liabilities                                                                    3,841,000          883,870
                                                                                        ---------------   --------------
Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock (Series B), 7% cumulative annual dividend, no par value;
    authorized 450 shares, issued 450 shares                                                  4,500,000        4,500,000
  Convertible preferred stock (Series D), no par value; authorized 54 shares,
    issued 29 and 0 shares, respectively                                                        290,000                -
  Convertible preferred stock (Series E), no par value; authorized 54 shares,
    issued 24 and 0 shares, respectively                                                        240,000                -
  Convertible preferred stock (Series H), no par value; authorized 108 shares,
    issued 108 and 0 shares, respectively                                                     1,080,000                -
  Common stock, no par value; authorized 48,000,000 shares, issued 36,493,544
    and 24,905,084 shares, respectively                                                      23,986,376       15,402,655
  Additional paid-in capital                                                                  4,799,881        3,379,155
  Deficit accumulated during the development stage                                          (27,055,993)     (17,677,891)
                                                                                        ---------------   --------------

                                                                                              7,840,264        5,603,919
Less: subscriptions receivable                                                                  (14,309)         (35,559)
         deferred compensation                                                               (1,300,812)      (1,379,125)
                                                                                        ---------------   --------------

         Total stockholders' equity                                                           6,525,143        4,189,235
                                                                                        ---------------   --------------

                                                                                        $    10,366,143   $    5,073,105
                                                                                        ===============   ==============

               See accompanying notes to the financial statements.
                                      F - 3

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                            Statements of Operations

                                                                                                       From
                                                                                                     Inception
                                                                                                  (December 10,
                                                                Year Ended        Year Ended         1993) to
                                                              June 30, 1998     June 30, 1997     June 30, 1998
                                                              -------------     -------------    --------------
                                                                                 (restated)
Compensation and related benefits:
  Administrative and engineering                              $     1,210,526   $    2,847,238    $    6,475,238
  Research and development                                            776,578          616,886         1,745,089
Research and development expenses                                     254,722        1,065,178         2,918,894
Advertising and promotion expenses                                    329,446          166,520           873,841
Selling, general and
  administrative expenses                                             396,752          528,753         1,302,137
Clinical expenses                                                       9,859           33,506           360,675
Consulting expenses                                                 1,220,676          764,364         2,936,584
Insurance costs                                                       162,549          121,287           328,791
Professional fees                                                     454,730          178,402         1,351,835
Stockholder expenses                                                   75,608           20,902            96,510
Trade show expenses                                                   216,182          154,782           505,458
Travel and subsistence costs                                          111,559          195,585           457,159
Rent expense                                                           26,213           48,897           247,461
Interest expense                                                       55,543            2,744            82,596
Depreciation and amortization                                         283,966          230,047           675,862
Amortization of deferred compensation                               1,418,938          788,000         2,553,813
Interest income                                                      ( 22,137)        (116,972)         (197,417)
                                                              ---------------   --------------   ---------------

                                                                    6,981,710        7,646,119        22,714,526
                                                              ---------------   --------------   ---------------

     Net loss                                                      (6,981,710)      (7,646,119)      (22,714,526)

Dividends on cumulative preferred stock:
 From discount at issuance                                         (2,081,392)        (714,155)       (3,793,947)
 Earned                                                              (315,000)        (184,675)         (547,520)
                                                              ---------------   --------------   ---------------

     Net loss applicable to common shareholders               $    (9,378,102)  $   (8,544,949)  $   (27,055,993)
                                                              ===============   ==============   ===============


Net loss per common share:
  Basic
    Net loss per common share                                 $          (.34)  $         (.35)  $         (1.25)
                                                              ===============   ==============   ===============

    Weighted average number of common shares                       27,882,886       24,222,966        21,574,057
                                                              ===============   ==============   ===============

  Diluted
    Net loss per common share                                 $          (.34)  $         (.35)  $         (1.25)
                                                              ===============   ==============   ===============

    Weighted average number of common shares                       27,882,886       24,222,966        21,574,057
                                                              ===============   ==============   ===============

               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                        Statement of Stockholders' Equity

          Period December 10, 1993 (date of inception) to June 30, 1998

                                                       Preferred Stock (**)            Common Stock
                                                      --------------------           ------------------         Additional
                                                           Number of                     Number of                Paid-In
                                                       Shares     Amount             Shares      Amount           Capital
                                                       ------     ------             ------      ------           -------
Balance at December 10, 1993(date of inception)            -0-    $     -0-               -0-     $      -0-   $       -0-

Issuance of common stock, restated for reverse
 stock split                                                -            -           510,000         50,000             -

Acquisition of public shell                                 -            -           178,752              -             -

Net issuance of additional shares of stock                  -            -        15,342,520         16,451             -

Common stock sold                                           -            -            36,500         36,500             -

Net loss                                                    -            -                 -              -             -
                                                     --------    ---------      ------------     ----------     ---------
Balance at  June 30, 1994                                   -            -        16,067,772        102,951             -

Common stock sold                                           -            -         1,980,791      1,566,595             -

Common stock issued in exchange for services                -            -           115,650        102,942             -

Common stock issued with employment agreement               -            -            75,000         78,750             -

Common stock issued for compensation                        -            -           377,500        151,000             -

Stock options granted                                       -            -                 -              -       622,500

Amortization of deferred compensation                       -            -                 -              -             -

Forgiveness of officers' compensation                       -            -                 -              -        50,333

Net loss                                                    -            -                 -              -             -
                                                     --------    ---------      ------------     ----------     ---------
Balance at  June 30, 1995                                   -            -        18,616,713      2,002,238       672,833
                                                     --------    ---------      ------------     ----------     ---------

(RESTUBBED TABLE CONTINUED)
                                                                 Deficit
                                                               Accumulated
                                                                During the
                                                                Development      Subscriptions         Deferred
                                                                   Stage          Receivable         Compensation         Total
                                                                   -----          ----------         ------------         -----

Balance at December 10, 1993(date of inception)                 $        -0-      $      -0-        $      -0-         $      -0-

Issuance of common stock, restated for reverse
 stock split                                                              -               -                  -            50,000

Acquisition of public shell                                               -               -                  -                 -

Net issuance of additional shares of stock                                -               -                  -            16,451

Common stock sold                                                         -               -                  -            36,500

Net loss                                                            (66,951)              -                  -           (66,951)
                                                               ------------     -----------         ----------      ------------
Balance at June 30, 1994                                            (66,951)             -0-                 -            36,000

Common stock sold                                                         -        (523,118)                 -         1,043,477

Common stock issued in exchange for services                              -               -                  -           102,942

Common stock issued with employment agreement                             -               -                  -            78,750

Common stock issued for compensation                                      -               -                  -           151,000

Stock options granted                                                     -               -           (622,500)                -

Amortization of deferred compensation                                     -               -            114,375           114,375

Forgiveness of officers' compensation                                     -               -                  -            50,333

Net loss                                                         (1,086,436)              -                  -        (1,086,436)
                                                               ------------     -----------         ----------      ------------
Balance at  June 30, 1995                                        (1,153,387)       (523,118)          (508,125)          490,441
                                                               ------------     -----------         ----------      ------------

                                                                                                                     (Continued)

               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                 Statements of Stockholders' Equity (Continued)

          Period December 10, 1993 (date of inception) to June 30, 1998

                                                      Preferred Stock (**)           Common Stock
                                                     --------------------     -------------------------      Additional
                                                           Number of                   Number of               Paid-In
                                                       Shares     Amount         Shares         Amount         Capital
                                                     --------    --------     -----------      --------       -------

Balance at June 30, 1995                                  -            -        18,616,713     2,002,23         672,833
                                                    -------   ----------      ------------   ----------    ------------

Preferred stock sold, including dividends             4,000    3,600,000                 -            -         998,400

Common stock sold                                         -            -           700,471    1,561,110               -

Cancellation of stock subscription                        -            -          (410,500)    (405,130)              -

Common stock issued in exchange for services              -            -         2,503,789    4,257,320               -

Common stock issued with exercise of stock option         -            -           191,500      104,375               -

Common stock issued with exercise of options
 for compensation                                         -            -           996,400      567,164               -

Conversion of preferred stock to common stock        (1,600)  (1,440,000           420,662    1,839,360        (399,360)

Common stock issued as payment of preferred
  stock dividends                                         -            -             4,754       14,629               -

Dividends accrued on preferred
 stock not yet converted                                  -            -                 -            -               -

Collection of stock subscriptions                         -            -                 -            -               -

Amortization of deferred compensation                     -            -                 -            -               -

Forgiveness of officers' compensation                     -            -                 -            -         100,667

Net loss                                                  -            -                 -            -               -
                                                 ----------   ----------      ------------   ----------    ------------
Balance at June 30, 1996 (restated)                   2,400    2,160,000        23,023,789    9,941,066       1,372,540
                                                 ----------   ----------      ------------   ----------    ------------

(RESTUBBED TABLE CONTINUED)

                                                                 Deficit
                                                               Accumulated
                                                                During the
                                                               Development       Subscriptions         Deferred
                                                                  Stage            Receivable        Compensation           Total
                                                                  -----            ----------        ------------           -----

Balance at  June 30, 1995                                       (1,153,387)         (523,118)         (508,125)            490,441
                                                               -----------        ----------      ------------       -------------

Preferred stock sold, including dividends                         (998,400)                -                 -           3,600,000

Common stock sold                                                        -                 -                 -           1,561,110

Cancellation of  stock subscription                                      -           405,130                 -                   -

Common stock issued in exchange for services                             -                 -                 -           4,257,320

Common stock issued with exercise of stock option                        -            (4,375)                -             100,000

Common stock issued with exercise of options
 for compensation                                                        -                 -                 -             567,164

Conversion of preferred stock to common stock                            -                 -                 -                   -

Common stock issued as payment of preferred
  stock dividends                                                  (14,629)                -                 -                   -

Dividends accrued on preferred
 stock not yet converted                                           (33,216)                -                 -             (33,216)

Collection of stock  subscriptions                                       -           103,679                 -             103,679

Amortization of deferred compensation                                    -                 -           232,500             232,500

Forgiveness of officers' compensation                                    -                 -                 -             100,667

Net loss                                                        (6,933,310)                -                 -          (6,933,310)
                                                               -----------        ----------      ------------       -------------
Balance at June 30, 1996 (restated)                             (9,132,942)          (18,684)         (275,625)          4,046,355
                                                               -----------        ----------      ------------       -------------

                                                                                                                        (Continued)

               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                 Statements of Stockholders' Equity (Continued)

          Period December 10, 1993 (date of inception) to June 30, 1998

                                                       Preferred Stock (**)             Common Stock
                                                      ---------------------          -------------------          Additional
                                                           Number of                      Number of                Paid-In
                                                       Shares     Amount             Shares       Amount           Capital
                                                       ------     ------             ------       ------           -------

Balance at June 30, 1996 (restated)                     2,400     2,160,000       23,023,789         9,941,066     1,372,540
                                                      -------   -----------      -----------       -----------    ----------
Preferred stock sold, including dividends                 450     4,500,000                -                 -       714,155

Conversion of preferred stock to common stock          (2,400)   (2,160,000)       1,061,202         2,759,040      (599,040)

Common stock issued in exchange for services                -             -          234,200           650,129             -

Common stock issued for compensation                        -             -          353,200           918,364             -

Common stock issued with exercise of stock option           -             -           27,000            33,750             -

Common stock issued with exercise of stock options,
  through stock appreciation rights                         -             -          334,933         1,103,203             -

Cancellation of stock issued to employee                    -             -         (150,000)          (52,500)            -

Common stock issued as payment of preferred
  stock dividends                                           -             -           20,760            49,603             -

Payment of accrued dividends on converted shares            -             -                -                 -             -

Dividends accrued on preferred
  stock not yet converted                                   -             -                -                 -             -

Stock options granted                                       -             -                -                 -     1,891,500

Collection of stock subscriptions                           -             -                -                 -             -

Amortization of deferred compensation                       -             -                -                 -             -

Net loss (restated)                                         -             -                -                 -             -
                                                      -------   -----------      -----------       -----------    ----------
Balance at June 30, 1997 (restated)                       450     4,500,000       24,905,084        15,402,655     3,379,155
                                                      -------   -----------      -----------       -----------    ----------


(RESTUBBED TABLE CONTINUED)
                                                                  Deficit
                                                                Accumulated
                                                                During the
                                                                Development       Subscriptions       Deferred
                                                                   Stage            Receivable      Compensation             Total
                                                                   -----            ----------      ------------             -----

Balance at June 30, 1996 (restated)                                (9,132,942)         (18,684)       ( 275,625)          4,046,355
                                                                   ----------        ---------        ---------
Preferred stock sold, including dividends                            (714,155)               -                -           4,500,000

Conversion of preferred stock to common stock                               -                -                -                   -

Common stock issued in exchange for services                                -                -                -             650,129

Common stock issued for compensation                                        -                -                -             918,364

Common stock issued with exercise of stock option                           -          (33,750)               -                   -

Common stock issued with exercise of stock options
  through stock appreciation rights                                         -                -                -           1,103,203

Cancellation of stock issued to employee                                    -                -                -             (52,500)

Common stock issued as payment of preferred
  stock dividends                                                     (49,603)               -                -                   -

Payment of accrued dividends on converted shares                       33,216                -                -              33,216

Dividends accrued on preferred
  stock not yet converted                                            (168,288)               -                -            (168,288)

Stock options granted                                                       -                -       (1,891,500)                  -

Collection of stock subscriptions                                           -           16,875                -              16,875

Amortization of deferred compensation                                       -                -          788,000             788,000

Net loss (restated)                                                (7,646,119)               -                -          (7,646,119)
                                                                   ----------        ---------        ---------        ------------
Balance at June 30, 1997 (restated)                               (17,677,891)         (35,559)      (1,379,125)          4,189,235
                                                                   ----------        ---------        ---------        ------------

                                                                                                                         (Continued)

               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                        Statement of Stockholders' Equity

          Period December 10, 1993 (date of inception) to June 30, 1998


                                                         Preferred Stock (**)           Common Stock
                                                       ---------------------        --------------------            Additional
                                                             Number of                   Number of                    Paid-In
                                                       Shares       Amount           Shares       Amount             Capital
                                                       ------      ---------         ------       ------            ----------
Balance at June 30, 1997 (restated)                       450    4,500,000         24,905,084      15,402,655         3,379,155
                                                       ------  -----------        -----------    ------------    --------------
Preferred stock sold, including dividends
  and placement fees                                      501    5,010,000                  -               -         1,630,892

Conversion of preferred  stock to common stock           (340)  (3,400,000)         6,502,448       4,984,684        (1,550,791)

Common stock sold                                           -            -            500,000         200,000                 -

Common stock issued in exchange for services                -            -            956,000       1,419,130                 -

Common stock issued for compensation                        -            -             64,300          54,408                 -

Common stock issued with exercise of stock option           -            -             65,712          22,999                 -

Common stock issued in exchange for
  licensing agrement                                        -            -          3,500,000       1,890,000                 -

Dividends accrued on preferred
  stock not yet converted                                   -            -                  -               -                 -

Stock options granted                                       -            -                  -               -         1,340,625

Collection of stock subscriptions                           -            -                  -          12,500                 -

Amortization of deferred compensation                       -            -                  -               -                 -

Net loss                                                    -            -                  -               -                 -
                                                       ------  -----------        -----------    ------------    --------------

Balance at June 30, 1998                                  611   $6,110,000         36,493,544    $ 23,986,376    $    4,799,881
                                                       ======  ===========        ===========    ============    ==============


(RESTUBBED TABLE CONTINUED)
                                                                     Deficit
                                                                  Accumulated
                                                                   During the
                                                                  Development      Subscriptions      Deferred
                                                                      Stage         Receivable      Compensation         Total
                                                                      -----         ----------      ------------         -----

Balance at June 30, 1997 (restated)                              (17,677,891)         (35,559)      (1,379,125)        4,189,235
                                                               -------------     ------------     ------------     -------------
Preferred stock sold, including dividends
  and placement fees                                              (2,081,392)               -                -         4,559,500

Conversion of preferred  stock to common stock                             -                -                -            33,893

Common stock sold                                                          -                -                -           200,000

Common stock issued in exchange for services                               -                -                -         1,419,130

Common stock issued for compensation                                       -                -                -            54,408

Common stock issued with exercise of stock option                          -                -                -            22,999

Common stock issued in exchange for
  licensing agrement                                                       -                -                -         1,890,000

Dividends accrued on preferred
  stock not yet converted                                           (315,000)               -                -          (315,000)

Stock options granted                                                      -                -       (1,340,625)                -

Collection of stock subscriptions                                          -           21,250                -            33,750

Amortization of deferred compensation                                      -                -        1,418,938         1,418,938

Net loss                                                          (6,981,710)               -                -        (6,981,710)
                                                               -------------     ------------     ------------     -------------

Balance at June 30, 1998                                       $ (27,055,993)    $    (14,309)    $ (1,300,812)     $  6,525,143
                                                               =============     ============     ============     =============

** See Note 15 for a detailed breakdown by Series.

               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                            Statements of Cash Flows

                           Increase (Decrease) in Cash

                                                                                                        From
                                                                                                     Inception
                                                                                                  (December 10,
                                                                 Year Ended       Year Ended         1993) to
                                                               June 30, 1998     June 30, 1997     June 30, 1998
                                                              --------------    --------------   ---------------
                                                                                     (restated)

Net loss                                                      $    (6,981,710)   $   (7,646,119)   $  (22,714,526)
                                                              ---------------    --------------   ---------------
Adjustments to reconcile net loss to net cash
 used for operating activities:
    Depreciation and amortization                                     283,966           230,047           675,862
    Amortization of deferred compensation                           1,418,938           788,000         2,553,813
    Noncash compensation and consulting expenses                    1,379,938         2,654,821         7,388,147
    (Increase) decrease in restricted certificate of deposit          103,500          (103,500)                -
    (Increase) decrease in loans receivable - other                    10,073           (10,073)                -
    Increase in inventory                                            (155,782)                -          (155,782)
    (Increase) decrease in prepaid expenses                            23,253           (40,892)          (33,539)
    (Increase) decrease  in other assets                              (97,828)           43,375          (107,463)
    Increase in accounts payable and accrued expenses                 529,220            88,074           880,478
    Increase (decrease) in other current liabilities                  (53,569)         (536,599)          265,978
                                                              ---------------    --------------   ---------------

      Total adjustments                                             3,441,709         3,113,253        11,467,494
                                                              ---------------    --------------   ---------------

      Net cash used for operating activities                       (3,540,001)       (4,532,866)      (11,247,032)
                                                              ---------------    --------------   ---------------

Cash flows from investing activities:
    Prototype equipment                                            (1,582,446)         (641,247)       (2,799,031)
    Capital expenditures                                             (115,738)       (2,815,923)       (3,660,994)
                                                              ---------------    --------------   ---------------

      Net cash used for investing activities                       (1,698,184)       (3,457,170)       (6,460,025)
                                                              ---------------    --------------   ---------------

Cash flows from financing activities:
    Repayment of capital lease obligation                              (8,928)           (5,512)          (14,440)
    Proceeds from stockholder loans, net                                    -           (77,833)                -
    Proceeds from loan payable, net                                   285,407                 -           285,407
    Proceeds from issuance of preferred stock                       4,559,500         4,500,000        12,659,500
    Net proceeds from issuance of common stock                        329,099           (18,750)        5,086,706
                                                              ---------------    --------------   ---------------

      Net cash provided by financing activities                     5,165,078         4,397,905        18,017,173
                                                              ---------------    --------------   ---------------

Net increase (decrease) in cash                                       (73,107)       (3,592,131)          310,116

Cash and cash equivalents at beginning of period                      383,223         3,975,354                -0-
                                                              ---------------    --------------   ---------------

Cash and cash equivalents at end of period                    $       310,116    $      383,223   $       310,116
                                                              ===============    ==============   ===============

                                                                                                      (Continued)

               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                       Statement of Cash Flows (Continued)

                                                                                                       From
                                                                                                    Inception
                                                                                                 (December 10,
                                                                Year Ended        Year Ended        1993) to
                                                              June 30, 1998     June 30, 1997    June 30, 1998
                                                              -------------     -------------    -------------
                                                                                  (restated)
Supplemental disclosures of cash flow information:

         Cash paid for interest                               $           3,105   $        2,744   $       30,158
                                                              =================   ==============   ==============


Supplemental disclosures of noncash
  investing and financing activities:

         Issuance of common stock and options
           in exchange for services                           $       1,325,530   $      650,129   $    4,615,959
                                                              =================   ==============   ==============


         Issuance of common stock in
           exchange for property and equipment                $               -   $            -   $       89,650
                                                              =================   ==============   ==============

         Issuance of common stock and other current liability
           in exchange for patent licensing agreement         $       3,780,000   $            -   $    3,780,000
                                                              =================   ==============   ==============

         Issuance of common stock for
           compensation                                       $          54,408   $      918,364   $    1,690,936
                                                              =================   ==============   ==============

         Issuance of common stock through
           exercise of incentive stock options                $               -   $    1,103,203   $    1,103,203
                                                              =================   ==============   ==============

         Issuance of common stock as
           payment for preferred stock dividends              $               -   $       49,603   $       64,232
                                                              =================   ==============   ==============

         Acquisition of property and equipment
           through the issuance of a capital
           lease payable                                      $               -   $       50,289   $       50,289
                                                              =================   ==============   ==============


               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (a Development Stage Company)

                         Notes to Financial Statements



(1)      BACKGROUND

The Company, ("Imaging Diagnostic Systems, Inc.") was organized in the state of New Jersey on November 8, 1985, under its original name of Alkan Corp. On April 14, 1994, a reverse merger was effected between Alkan Corp. and the Florida corporation of Imaging Diagnostic Systems, Inc.("IDSI- Fl."). IDSI-Fl. was formed on December 10, 1993.(see Note 4) Effective July 1, 1995 the Company changed its corporate status to a Florida corporation.

The Company is in the business of developing medical imaging devices based upon the combination of the advances made in ultrafast electro-optic technology and the unique knowledge of medical imaging devices held by the founders of the Company. Previously, the technology for these imaging devices had not been available. The initial Computed Tomography Laser Mammography ("CTLM(TM)") prototype has been developed with the use of "Ultrafast Laser Imaging Technology"TM, and this technology was first introduced at the "RSNA" scientific assembly and conference during late November 1994. The completed CTLM(TM) device was exhibited at the "RSNA" conference November 26-30, 1995. The Company exhibited the pilot production run CTLM(TM) device at the "RSNA" conference held in Chicago on December 2-6, 1996. A further refined CTLM(TM) device and clinical images were exhibited at the "RSNA" conference held in Chicago on December 1-5, 1997.

The initial CTLM(TM) prototype produced live images of an augmented breast on February 23, 1995. From the experience gained with this initial prototype, the Company continued its research and development resulting in new hardware and software enhancements. The Company has completed a series of calibration scans under an approved Investigational Device Exemption ("IDE") from the Food and Drug Administration ("FDA"). This IDE authorized 50 patient scans at the Strax Breast Diagnostic Center and 20 additional patients at its in-house facility. Prior to the completion of the 1996 IDE, the Company was advised that greatly improved laser technology would soon be available. The IDE at Strax was halted, pending receipt of the new laser system. In November 1997 the CTLM(TM) was removed from Strax and, on May 20, 1998, the Company's termination of the IDE and its final report was accepted by the FDA.

The Company was granted, in June 1998, its second IDE authorizing the scanning of 20 patients at the Company's in-house facilities. On September 1 and 10, 1998, the Company formally submitted the first and second series of the 20 patient in-vivo (human) images and corresponding interpretation data to the FDA.

On June 12, 1997, the Company was advised by patent counsel that its chief executive officer's patent, filed June 5, 1995 was granted with 7 independent and 16 subordinate claims. Foreign patent applications have been filed and are pending.

The Company is currently in a development stage and is in the process of raising additional capital. There is no assurance that once the development of the CTLM(TM) device is completed and finally gains Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.

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

         (c) Inventory

         Inventories, consisting principally of raw materials and work-in-process, are carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

         (d) Prototype equipment

The direct costs associated with the final CTLM(TM) prototypes have been capitalized. On June 17, 1996 the Company's Director of Research and Development and the Director of Engineering decided to discontinue with the development of the then current generation proprietary scanner and data collection system (components of the prototype CTLM(TM) device) and to begin development of a third generation scanner and data collection system. As a result, certain items amounting to $677,395 were reclassified as follows: $512,453 as research and development expense and $164,941 as computer and lab equipment. The original amortization period of two years was increased to five years to provide for the estimated period of time the clinical equipment would be in service to gain FDA approval.

         During the fiscal year ended June 30, 1998, the costs associated with the various pre-production units available for sale have been reclassified as inventory and the remaining costs which will no longer benefit future periods were expensed to research and development costs.


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (e) Property, equipment and software development costs

         Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line methods over the estimated useful lives of the related assets.

         Under the criteria set forth in Statement of Financial Accounting Standards No. 86, capitalization of software development costs begins upon the establishment of technological feasibility for the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgement by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. After considering the above factors, the Company has determined that software development costs, incurred subsequent to the initial acquisition of the basic software technology, should be properly expensed. Such costs are included in research and development expense in the accompanying statements of operations.

         (f) Research and development

         Research and development expenses consist principally of expenditures for equipment and outside third-party consultants which are used in testing and the development of the Company's CTLM(TM) device, product software and compensation to specific company personnel. The non-payroll related expenses include testing at outside laboratories, parts associated with the design of initial components and tooling costs, and other costs which do not remain with the developed CTLM(TM) device. The software development costs are with outside third-party consultants involved with the implementation of final changes to the developed software. All research and development costs are expensed as incurred.

         (g) Net loss per share

         In 1998, the Company adopted SFAS No. 128, ("Earnings Per Share"), which requires the reporting of both basic and diluted earnings per share. Basic net loss per share is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock, as long as the effect of their inclusion is not anti-dilutive.

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (h) Patent license agreement

         The patent license agreement will be amortized over the seventeen year life of the patent, the term of the agreement.

         (i) Stock-based compensation

         The Company adopted Statement of Financial Accounting Standards No.
         123. "Accounting for Stock-Based Compensation" ("SFAS 123"), in fiscal 1997. As permitted by SFAS 123, the Company continues to measure compensation costs in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but provides pro forma disclosures of net loss and loss per share as if the fair value method (as defined in SFAS 123) had been applied beginning in fiscal 1997.

         (j) Long-lived assets

         Effective July 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This statement requires companies to write down to estimated fair value long-lived assets that are impaired. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review of recoverability the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. The Company has determined that no impairment losses need to be recognized through the fiscal year ended June 30, 1998.

         (k) Income taxes

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

         (l) Reclassifications

         Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.


(3)      RESTATEMENT

The June 30, 1997 and 1996 financial statements have been restated to properly reflect the accrual of compensation and recording of deferred compensation on the qualified and non-qualified stock options for the officers, and the correction of an accumulated depreciation understatement of $27,682 for the year ended June 30, 1997. The effect on net loss from the compensation restatement was an increase of $946,796 for the year ended June 30, 1996 and a decrease of $299,055 for the year ended June 30, 1997.

The Company had been capitalizing the costs associated with the final development of the CTLM(TM) software from its initial acquisition phase to the software being used in the CTLM(TM) device currently undergoing clinical testing. Effective December 31, 1996, the Company restated its financial statements to expense all additional costs incurred since the acquisition of the original software. Accordingly, the Company expensed a total of $869,692 as additional research and development costs through December 31, 1996, of which $436,736 was applicable to the fiscal year ended June 30, 1996.


(4)      MERGER

On April 14, 1994, IDSI-Fl. acquired substantially all of the issued and outstanding shares of Alkan Corp. The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion #16, wherein the shareholders of IDSI-Fl. retained the majority of the outstanding stock of Alkan Corp. after the merger.(see Note 16)

As reflected in the Statement of Stockholders' Equity, the Company recorded the merger with the public shell at its cost, which was zero, since at that time the public shell did not have any assets or equity. There was no basis adjustment necessary for any portion of the merger transaction as the assets of IDSI-Fl. were recorded at their net book value at the date of merger. The 178,752 shares represent the exchange of shares between the companies at the time of merger.

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

As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However, management of the Company is continually negotiating with various outside entities for additional funding necessary to complete the clinical testing phase of development, required before they can receive FDA marketing clearance. To date, management has been able to raise the necessary capital to reach this stage of product development and has been able to fund any capital requirements. However, there is no assurance that once the development of the CTLM(TM) device is completed and finally gains Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.


(6)      RESTRICTED CERTIFICATE OF DEPOSIT

The Company had issued an irrevocable letter of credit, which matured on October 4, 1997, towards the purchase of laboratory equipment. The letter of credit was secured with the certificate of deposit.


(7)      INVENTORIES

Inventories consisted of the following:
                                                         June 30,
                                            --------------------------------
                                                 1998              1997
                                            ---------------  ---------------

                  Raw materials              $  1,296,864      $           -
                  Work-in process               1,917,181                  -
                                            -------------      -------------

                                             $  3,214,045      $           -
                                            =============      =============

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(8)      PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

                                                            June 30,
                                               --------------------------------
                                                    1998              1997
                                               --------------    --------------

         Furniture and fixtures                $       245,219   $      240,029
         Building and land                           2,084,085        2,081,399
         Clinical equipment                                  -          250,000
         Computers and equipment                       487,143          389,373
         CTLM(TM) software costs                        352,932          352,932
         Trade show equipment                          153,193          153,193
         Laboratory equipment                          190,031          179,862
                                               ---------------   --------------

                                                     3,512,603        3,646,788
         Less: accumulated depreciation               (591,623)        (353,491)
                                               ---------------   --------------

                  Totals                       $     2,920,980   $    3,293,297
                                               ===============   ==============

The estimated useful lives of property and equipment for purposes of computing depreciation and amortization are:

                  Furniture, fixtures, clinical, computers, laboratory
                    equipment and trade show equipment                    5-7 years
                  Building                                                 40 years
                  CTLM(TM) software costs                                     5 years

Telephone equipment, acquired under a long-term capital lease at a cost of $50,289, is included in furniture and fixtures. The net unamortized cost of the CTLM(TM) software at June 30, 1998 and 1997 are $138,180 and $225,007,
respectively, which represents the net realizable value of the CTLM(TM) software at the end of each period presented.

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(8)      PROPERTY AND EQUIPMENT (Continued)

Amortization expense related to the CTLM(TM) software for each period presented in the statement of operations is as follows:

                           Period ended                         Amount
                           ------------                       --------
                                 6/30/98                     $    70,587
                                 6/30/97                          70,587
                                 6/30/96                          54,345
                                 6/30/95                          19,160
                                 6/30/94                              73
                                                             -----------

                             Total                           $   214,752
                                                             ===========


(9)      OTHER ASSETS

Other assets consist of the following:
                                                             June 30,
                                                -----------------------------
                                                     1998             1997
                                                ---------------   -----------

         Patent license agreement               $     3,780,000   $         -
         Court bond                                     100,000             -
         Security deposits                                6,080         9,635
         Other                                            1,383             -
                                                ---------------   -----------

                  Totals                        $     3,887,463   $     9,635
                                                ===============   ===========

During June 1998, the Company finalized an exclusive Patent License Agreement with its chief executive officer. The officer is the owner of patents issued on December 2, 1997 which encompasses the technology of the CTLM(TM) . Pursuant to the terms of the agreement, the Company was granted the exclusive right to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize and practice the Patent, all improvements thereto and all technology related to the process, throughout the world. The license shall apply to any extension or re-issue of the Patent. The term of license is for the life of the Patent and any renewal thereof, subject to termination, under certain conditions. As consideration for the License, the Company issued to the officer 3,500,000 shares of common stock and is required to issue an additional 3,500,000 shares in June 1999. The License agreement has been recorded at the fair market value of the total 7,000,000 shares on the date of the agreement ($.54 per share), in accordance with the guidelines of Accounting Principles Board Opinion No. 29 ("Accounting for Nonmonetary Transactions"). A liability has been recorded for the remaining shares to be issued in June 1999. (see Note
11)

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(10)     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                                                   June 30,
                                                                       ----------------------------
                                                                           1998            1997
                                                                       -------------  -------------
                                                                                        (restated)
         Accounts payable - trade                                      $     774,952  $    276,096
         Preferred stock dividends payable                                   483,288       168,288
         Accrued property taxes payable                                       15,585        14,000
         Insurance financing payable                                          10,233             -
         Accrued compensated absences                                         38,530        56,632
         Accrued interest                                                     18,546
         Payroll taxes payable                                                 4,250         4,530
         Other                                                                18,382             -
                                                                       ------------- -------------

                  Totals                                               $   1,363,766 $     519,546
                                                                       ============= =============


(11)     OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                                                                  June 30,
                                                                       ----------------------------
                                                                            1998             1997
                                                                       -------------    -----------
         Patent licensing agreement payable (see Note 9)               $  1,890,000     $         -
         Accrued compensation-stock options                                 265,978         319,547
                                                                       ------------     -----------

                                                                       $  2,155,978     $   319,547
                                                                       ============     ===========

The Company anticipates that the items included in other current liabilities will be liquidated through the issuance of common stock within the next fiscal year.


(12)     LOAN PAYABLE

During the year ended June 30, 1998, the Company borrowed $460,407, from an unrelated third-party on an unsecured basis. The loan accrues interest at a rate of 6% per annum and is payable on demand. The Company has repaid $175,000 as of June 30, 1998. Accrued interest of $18,546 is reflected in accrued expenses on the balance sheet.


                                                                    (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(13)     LEASES

The Company has entered into a lease arrangement which expires in 2002 for its telephone equipment. This arrangement transfers to the Company substantially all of the risks and benefits of ownership of the related asset. The asset has been capitalized as property and equipment (see Note 8) and the obligation has been recorded as debt. At June 30, 1998, approximate future minimum lease payments under capitalized lease obligations were as follows:

           Year ending June 30,
           -------------------

                  1999                                                          $    12,384
                  2000                                                               12,384
                  2001                                                               12,384
                  2002                                                                4,128
                                                                                -----------

                  Total minimum lease payments                                       41,280
                  Less amount representing interest                                  (5,431)
                                                                                -----------

                  Present value of net minimum lease payments                        35,849

                  Less current portion                                               (9,715)
                                                                                -----------

                  Long-term portion                                             $    26,134
                                                                                ===========

The Company also leases certain office equipment under an operating lease expiring in June 2002. The Company's lease for its office space expired during the fiscal year ended June 30, 1997.

Minimum future lease payments under the non-cancelable operating lease having a remaining term in excess of one year as of June 30, 1998 are as follows:

                            Fiscal year ended
                                  June 30,                                        Amount
                            -----------------                                   ----------
                                    1999                                        $    3,370
                                    2000                                             3,676
                                    2001                                             3,676
                                    2002                                             3,676
                                                                                ----------

                  Total minimum future lease payments                           $   14,398
                                                                                ==========

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(14)     INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carryforwards of approximately $16,691,000 to offset future taxable income. Such carryforwards expire in years beginning 2009. The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $5,675,000 and $3,755,000 at June 30, 1998 and 1997, respectively. The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from July 1, 1997 to June 30, 1998 was an increase of approximately $1,920,000.


(15)     CONVERTIBLE PREFERRED STOCK

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

The holders of the Series A Preferred Stock could have converted up to 50% prior to May 28, 1996, and may convert their remaining shares subsequent to May 28, 1996 without the payment of any additional consideration, into fully paid and nonassessable shares of the Company's no par value common stock based upon the "conversion formula". The conversion formula states that the holder of the Preferred Stock will receive shares determined by dividing (i) the sum of $1,000 plus the amount of all accrued but unpaid dividends on the shares of Convertible Preferred Stock being so converted by the (ii) "Conversion Price". The "Conversion Price" shall be equal to seventy-five percent (75%) of the Market Price of the Company's common stock; provided, however, that in no event will the "Conversion Price" be greater than the closing bid price per share of common stock on the date of conversion.



                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(15)     CONVERTIBLE PREFERRED STOCK (Continued)

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

The holders of the Series B Preferred Stock could have converted up to 34% of the Series B Preferred Stock 80 days from issuance (March 7, 1997), up to 67% of the Series B Preferred Stock 100 days from issuance (March 27, 1997), and may convert their remaining shares 120 days from issuance (April 19, 1997) without the payment of any additional consideration, into fully paid and nonassessable shares of the Company's no par value common stock based upon the "conversion formula". The conversion formula states that the holder of the Series B Preferred Stock will receive shares determined by dividing (i) the sum of $10,000 by the (ii) "Conversion Price" in effect at the time of conversion. The "Conversion Price" shall be equal to eighty-two percent (82%) of the Market Price of the Company's common stock; provided, however, that in no event will the "Conversion Price" be greater than $3.85. The warrants are exercisable at any time for an exercise price of $5.00 and will expire five years from the date of issue.

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(15)     CONVERTIBLE PREFERRED STOCK (Continued)

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

As of June 30, 1998, none of the Series B Preferred Stock or the associated warrants had been converted, and there was a total of $483,288 of accrued dividends payable.

During the year ended June 30, 1998 the Company issued five Private Placements of convertible preferred stock (see schedule incorporated into Note 15). The Private Placements are summarized as follows:

    Series C Preferred Stock
    ------------------------
    On October 6, 1997, the Company finalized the private placement to foreign investors of 210 shares of its Series C Convertible Preferred Stock at a purchase price of $10,000 per share and warrants to purchase up to 105,000 shares of the Company's common stock at an exercise price of $1.63 per share. The agreement was executed pursuant to Regulation S as promulgated by the Securities Act of 1933, as amended.

    The Series C Preferred Stock is convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, in whole or in part, without the payment of any additional consideration, into fully paid and nonassessable shares of the Company's no par value common stock based upon the "conversion formula". The conversion formula states that the holder of the Series C Preferred Stock will receive shares determined by dividing (i) the sum of $10,000 by the (ii) "Conversion Price" in effect at the time of conversion.


                                                                    (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(15)     CONVERTIBLE PREFERRED STOCK (Continued)

    The "Conversion Price" shall be equal to seventy-five percent (75%) of the Average Closing Price of the Company's common stock; however, in no event will the "Conversion Price" be greater than $1.222. Pursuant to the Regulation S documents, the Company was also required to escrow an aggregate of 3,435,583 shares of its common stock (200% of the number of shares the investor would have received had the shares been converted on the closing date of the Regulation S sale).

    In connection with the sale, the Company paid an unaffiliated investment banker $220,500 for placement and legal fees, providing net proceeds to the Company of $1,879,500.

    Series D Preferred Stock
    ------------------------
    On January 9, 1998, the Company finalized the private placement to foreign investors of 50 shares of its Series D Convertible Preferred Stock at a purchase price of $10,000 per share and warrants to purchase up to 25,000 shares of the Company's common stock at an exercise price of $1.22 per share. The agreement was executed pursuant to Regulation S as promulgated by the Securities Act of 1933, as amended.

    The Series D Preferred Stock is convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, in whole or in part, without the payment of any additional consideration, into fully paid and nonassessable shares of the Company's no par value common stock based upon the "conversion formula". The conversion formula states that the holder of the Series D Preferred Stock will receive shares determined by dividing (i) the sum of $10,000 by the (ii) "Conversion Price" in effect at the time of conversion. The "Conversion Price" shall be equal to seventy-five percent (75%) of the Average Closing Price of the Company's common stock.

    In connection with the sale, the Company issued four preferred shares to an unaffiliated investment banker for placement fees and paid legal fees of $5,000, providing net proceeds to the Company of $495,000. The shares underlying the preferred shares and warrant are entitled to demand registration rights under certain conditions.

    Series E Preferred Stock
    ------------------------
    On February 5, 1998, the Company finalized the private placement to foreign investors of 50 shares of its Series E Convertible Preferred Stock at a purchase price of $10,000 per share and warrants to purchase up to 25,000 shares of the Company's common stock at an exercise price of $1.093 per share. The agreement was executed pursuant to Regulation S as promulgated by the Securities Act of 1933, as amended.

    The Series E Preferred Stock is convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, in whole or in part, without the payment

                                                                     (Continued)
                                     F - 24

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(15)     CONVERTIBLE PREFERRED STOCK (Continued)

    of any additional consideration, into fully paid and nonassessable shares of the Company's no par value common stock based upon the "conversion formula".

    The conversion formula states that the holder of the Series E Preferred Stock will receive shares determined by dividing (i) the sum of $10,000 by the (ii) "Conversion Price" in effect at the time of conversion. The "Conversion Price" shall be equal to seventy-five percent (75%) of the Average Closing Price of the Company's common stock.

    In connection with the sale, the Company issued four preferred shares to an unaffiliated investment banker for placement fees and paid legal fees of $5,000, providing net proceeds to the Company of $495,000. The shares underlying the preferred shares and warrant are entitled to demand registration rights under certain conditions.

    Series F Preferred Stock
    ------------------------
    On February 20, 1998, the Company finalized the private placement to foreign investors of 75 shares of its Series F Convertible Preferred Stock at a purchase price of $10,000 per share. The agreement was executed pursuant to Regulation S as promulgated by the Securities Act of 1933, as amended.

    The Series F Preferred Shares pay a dividend of 6% per annum, payable in Common Stock at the time of each conversion and are convertible, at any time, commencing May 15, 1998 and for a period of two years thereafter, in whole or in part, without the payment of any additional consideration, into fully paid and nonassessable shares of the Company's no par value common stock based upon the "conversion formula". The conversion formula states that the holder of the Series F Preferred Stock will receive shares determined by dividing (i) the sum of $10,000 by the (ii) "Conversion Price" in effect at the time of conversion. The "Conversion Price" shall be equal to seventy percent (70%) of the Average Closing Price of the Company's common stock.

    In connection with the sale, the Company paid an unaffiliated investment banker $50,000 for placement and legal fees, providing net proceeds to the Company of $700,000. The shares underlying the preferred shares and warrant are entitled to demand registration rights under certain conditions.

    Series H Preferred Stock
    ------------------------
    On June 2, 1998, the Company finalized the private placement to foreign investors of 100 shares of its Series H Convertible Preferred Stock at a purchase price of $10,000 per share and warrants to purchase up to 126,500 shares of the Company's common stock at an exercise price of $1.00 per share. The agreement was executed pursuant to Regulation D as promulgated by the Securities Act of 1933, as amended.
                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(15)     CONVERTIBLE PREFERRED STOCK (Continued)

    The Series H Preferred Stock is convertible, at any time, for a period of two years thereafter, in whole or in part, without the payment of any additional consideration, into fully paid and nonassessable shares of the Company's no par value common stock based upon the "conversion formula". The conversion formula states that the holder of the Series H Preferred Stock will receive shares determined by dividing (i) the sum of $10,000 by the
    (ii) "Conversion Price" in effect at the time of conversion. The "Conversion Price" shall be equal to the lesser of $.53 or seventy-five percent (75%) of the Average Closing Price of the Company's common stock for the ten-day trading period ending on the day prior to the date of conversion.

    In connection with the sale, the Company issued eight preferred shares and paid $10,000 to an unaffiliated investment banker for placement and legal fees, providing net proceeds to the Company of $990,000. The shares underlying the preferred shares and warrant are entitled to demand registration rights under certain conditions.

    The Company is currently in technical default of the Registration Rights Agreement ("RRA"), which required the Registration Statement to be declared effective by October 2, 1998. Pursuant to the RRA, the Company is required to pay the Series H holders, as liquidated damages for failure to have the Registration Statement declared effective, and not as a penalty, 2% of the principal amount of the Securities for the first thirty days, and 3% of the principal amount of the Securities for each thirty day period thereafter until the Company procures registration of the Securities.

The agreements provide that no fractional shares shall be issued. In addition, provisions are made for any stock dividends or stock splits that the Company may issue with respect to their no par value common stock. The Company is also required to reserve and keep available out of its authorized but unissued common stock such number of shares of common stock as shall be available to effect the conversion of all of the outstanding shares of Convertible Preferred Stock. The preferred stockholders shall not be entitled to vote on any matters submitted to the stockholders of the Company, except as to the necessity to vote for the authorization of additional shares to effect the conversion of the preferred stock. The holders of any outstanding shares of preferred stock shall have a preference in distribution of the Company's property available for distribution to the holders of any other class of capital stock, including but not limited to, the common stock, equal to $10,000 consideration per share.

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of June 30, 1998:

                                                                    (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(15)     Convertible Preferred Stock (Continued)



                                      Series A                   Series B                Series C                 Series D
                                      --------                   --------                --------                 --------

                                Shares        Amount        Shares       Amount    Shares        Amount     Shares       Amount
                                ------        ------        ------       ------    ------        ------     ------       ------
Balance at June 30, 1995             -     $         -       -       $        -      -       $        -        -        $      -

Sale of Series A                 4,000       3,600,000

Series A conversion             (1,600)     (1,440,000)
                             ---------     -----------    ----      -----------  -----      -----------    -----       ---------

Balance at June 30, 1996         2,400       2,160,000

Sale of Series B                                           450        4,500,000

Series A conversion             (2,400)     (2,160,000)
                             ---------     -----------    ----      -----------  -----      -----------    -----       ---------

Balance at June 30, 1997             -               -     450        4,500,000

Sale of preferred stock
 (Series C - H)                                                                    210        2,100,000       54         540,000

Conversion of preferred
stock                                                                             (210)      (2,100,000)     (25)       (250,000)
                             ---------     -----------    ----      -----------  -----      -----------    -----       ---------

Balance at June 30, 1998             -     $         -     450       $4,500,000      -       $        -       29        $290,000
                             =========     ===========    ====      ===========  =====      ===========    =====       =========



(RESTUBBED TABLE CONTINUED)



                                      Series E                    Series F               Series H                     Totals
                                      --------                    --------               --------                     ------

                                Shares        Amount        Shares       Amount     Shares        Amount       Shares        Amount
                                ------        ------        ------       ------     ------        ------       ------        ------


Balance at June 30, 1995            -       $      -          -       $       -       -       $         -         -    $         -

Sale of Series A                                                                                              4,000      3,600,000

Series A conversion                                                                                          (1,600)    (1,440,000)
                              -------      ---------      -----      ----------   -----       -----------   -------   ------------

Balance at June 30, 1996                                                                                      2,400      2,160,000

Sale of Series B                                                                                                450      4,500,000

Series A conversion                                                                                          (2,400)    (2,160,000)
                              -------      ---------      -----      ----------   -----       -----------   -------   ------------

Balance at June 30, 1997                                                                                        450      4,500,000

Sale of preferred stock
 (Series C - H)                    54        540,000         75         750,000     108         1,080,000       501      5,010,000

Conversion of preferred
stock                             (30)      (300,000)       (75)       (750,000)                               (340)    (3,400,000)
                              -------      ---------      -----      ----------   -----       -----------   -------   ------------

Balance at June 30, 1998           24       $240,000          -       $       -     108       $ 1,080,000       611     $6,110,000
                              =======      =========      =====      ==========   =====       ===========   =======   ============

                                                                                                                       (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(16)     COMMON STOCK

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

In addition, during the year ended June 30, 1995, wages accrued to the officers of the Company in the amount of $151,000, were satisfied with the issuance of 377,500 shares of restricted common stock. Compensation expenses has been recorded during the fiscal year pursuant to the employment agreements with the officers. In addition, during the year ended June 30, 1995, 75,000 shares of restricted common stock was issued to a company executive pursuant to an employment agreement. Compensation expense of $78,750 was recorded in conjunction with this transaction.

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(16)     COMMON STOCK (Continued)

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

As of June 30, 1996, there were a total of 425,416 shares of common stock issued as a result of the conversion of the Series A Convertible Preferred Stock and the related accumulated dividends. (See Note 15)

Common stock issued to employees as a result of the exercise of their incentive stock options and their non-qualified stock options during the fiscal year ended June 30, 1996 amounted to 1,187,900, of which 996,400 shares were issued pursuant to the provisions of the non-qualified stock option plan and were exercised in a "cash-less" transaction, resulting in compensation to the officers of $567,164. Compensation cost was measured as the excess of fair market value of the shares received over the value of the stock appreciation rights ("SAR") shares tendered in the transaction. The excess of fair market value at July 15, 1995 approximated $.57 per share on the 996,400 shares issued.

During the year ended June 30, 1997, the Company issued a total of 1,881,295 shares ($5,461,589) of its common stock. The conversion of Series A Convertible Preferred Stock, including accrued dividends, accounted for the issuance of 1,081,962 shares ($2,808,643). The remaining 799,333 shares were issued as follows:

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



                                                                     (Continued)
                                     F - 29

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(16)     COMMON STOCK (Continued)

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

         6. Exercise of incentive stock options, 361,933 shares ($1,136,953).

         7. The Company repurchased 150,000 shares ($52,500), which had been previously acquired by one of its employees.

During the year ended June 30, 1998, the Company issued a total of 11,588,460 shares ($8,583,721) of its common stock. The conversion of Convertible Preferred Stock (see Note 15) accounted for the issuance of 6,502,448 shares ($4,984,684). The remaining 5,056,012 shares were issued as follows:

      1. Services rendered by independent consultants in exchange for 100,000 shares. Consulting expenses of $221,900 was charged as the fair market value at July 10, 1997 was $2.22 per share.

      2. Services rendered by an independent consultant in exchange for 200,000 shares. Consulting expenses of $400,000 was charged as the fair market value at August 20, 1997 was $2.00 per share.

      3. Services rendered by an independent consultant in exchange for 40,000 shares. Consulting expenses of $67,480 was charged as the fair market value at September 4, 1997 was $1.69 per share.

      4. Services rendered by a public relations company in exchange for 166,000 shares. Public relations expenses of $269,750 was charged as the fair market value at October 24, 1997 was $1.63 per share.

      5. On December 15, 1997, bonus stock was issued to Company employees, for 39,300 shares. Compensation expense of $41,658 was charged as the fair market value at that date was $1.06 per share.


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(16)     COMMON STOCK (Continued)

         6. Services rendered by an independent consultant in exchange for 250,000 shares. Consulting expenses of $320,000 was charged as the fair market value at January 7, 1998 was $1.28 per share.

         7. Services rendered by an independent consultant during May 1998 in exchange for 200,000 shares. Consulting expenses of $140,000 was charged, as the fair market value on that date was $.70 per share.

         8. The Company sold 500,000 shares on May 15, 1998 in a Regulation D offering at $.40 per share, and received cash proceeds of $200,000.

         9. On June 5, 1998, the Company issued to its chief executive officer 3,500,000 shares ($1,890,000) as consideration for an exclusive Patent License Agreement (see Note 8). The market value of the stock on this date was $.54 per share.

         10. On June 11, 1998, the Company issued 25,000 shares to its corporate counsel as additional bonus compensation. Legal expenses of $12,750 were recorded as the market value of the stock on that date was $.51 per share.

         11. A total of 65,712 non-qualified stock options were exercised and proceeds of $22,999 ($.35 per share) was received by the Company.


(17)     STOCK OPTIONS

During July 1994, the Company adopted a non-qualified Stock Option Plan (the "Plan"), whereby officers and employees of the Company may be granted options to purchase shares of the Company's common stock. Under the plan and pursuant to their employment contracts, an officer may be granted non-qualified options to purchase shares of common stock over the next five calendar years, at a minimum of 250,000 shares per calendar year. The exercise price shall be thirty-five percent of the fair market value at the date of grant. On July 5, 1995 the Board of Directors authorized an amendment to the Plan to provide that upon exercise of the option, the payment for the shares exercised under the option may be made in whole or in part with shares of the same class of stock. The shares to be delivered for payment would be valued at the fair market value of the stock on the day preceding the date of exercise. The plan was terminated effective July 1, 1996, however the officers will be issued the options originally provided under the terms of their employment contracts.

                                                                    (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(17)     STOCK OPTIONS (Continued)

On March 29, 1995, the incentive stock option plan was approved by the Board of Directors and adopted by the shareholders at the annual meeting. This plan provides for the granting, exercising and issuing of incentive stock options pursuant to Internal Revenue Code Section 422. The Company may grant incentive stock options to purchase up to 5% of the issued and outstanding common stock of the Company at any time. The Board of Directors has direct responsibility for the administration of these plans.

The exercise price of the incentive options to employees must be equal to at least 100% of the fair market value of the common stock as of the date of grant. The exercise price of incentive options to officers, or affiliated persons, must be at least 110% of the fair market value as of the date of grant.

In accordance with the provisions of APB No. 25, the Company records the discount from fair market value on the non-qualified stock options as a charge to deferred compensation at the date of grant and credits additional paid-in capital. The compensation is amortized to income over the vesting period of the options. In addition, the Company is periodically accruing compensation on the officers' incentive stock options in accordance with the provisions of FASB Interpretation No. 28 ("Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans").

Transactions and other information relating to the plans are summarized as follows:

                                        Incentive Stock Options               Nonqualified Options
                                    ------------------------------     ------------------------------
                                        Shares    Wtd. Avg.  Price         Shares    Wtd. Avg.  Price
                                    ------------  ----------------     ------------- ----------------
Outstanding at June 30, 1994                   -0-                               -0-
   Granted                                 75,000     $ 1.40              1,500,000          $ 1.12
   Exercised                                    -                                 -
                                    -------------                     -------------

Outstanding at June 30, 1995               75,000       1.40              1,500,000            1.12
   Granted                                770,309       1.66                750,000            1.44
   Exercised                             (164,956)       .92             (1,800,000)           1.50
                                    -------------                      ------------

Outstanding at June 30, 1996              680,353       1.81                450,000             .13
   Granted                                371,377       3.27                750,000            3.88
   Exercised                             (395,384)      1.10                      -
                                    -------------                      ------------

Outstanding at June 30, 1997              656,346       3.07              1,200,000            2.47
   Granted                                220,755       1.95                750,000            2.75
   Exercised                                    -                           (65,712)            .35
   Canceled                              (175,205)      4.25                      -
                                    -------------                      ------------

Outstanding at June 30, 1998              701,896       2.42              1,884,288            2.66
                                    =============                      ============

                                                                                              (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(17)     STOCK OPTIONS (Continued)

At June 30, 1998 and 1997, 451,513 and 270,526, respectively, of the incentive stock options were vested and exercisable and 1,884,288 and 1,200,000, respectively, of the non-qualified stock options were fully vested and exercisable. The stock options vest at various rates over periods up to ten years. Shares of authorized common stock have been reserved for the exercise of all options outstanding. The following summarizes the option transactions that have occurred:

    On July 5, 1994 the Company issued non-qualified options to its officers and directors to purchase an aggregate of 750,000 shares of common stock at 35% of the fair market value at the date of grant. Compensation expense of $567,164 was recorded during the year ended June 30, 1996 as a result of the discount from the market value.

    On November 7, 1994, the Company granted 300,000 non-qualified options to its general counsel, currently a vice-president of the Company, at an exercise price of $0.50 per share. Deferred compensation of $150,000 was recorded on the transaction and is being amortized over the vesting period. The options were all exercised as of June 30, 1997.

    On March 30, 1995, the Company granted to the director of engineering, a non-qualified option to purchase up to 150,000 shares of common stock per year, or a total of 450,000 shares, during the period March 30, 1995 and ending March 31, 1998. The exercise price shall be $0.35 per share. The options do not "vest" until one year from the anniversary date. Deferred compensation of $472,500 was recorded on the transaction and is being amortized over the vesting period. The Company also granted the individual, incentive options to purchase 75,000 shares of common stock at an exercise price of $1.40 per share. The options originally expired on March 30, 1998, but were reissued on March 30, 1998 for two years.

    On July 5, 1995 the Company issued non-qualified options to its officers and directors to purchase an aggregate of 750,000 shares of common stock at 35% of the fair market value at the date of grant. Compensation expense was recorded during the year ended June 30, 1996 as a result of the discount from the market value.

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

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(17)     STOCK OPTIONS (Continued)

    At various dates during the fiscal year ended June 30, 1996, the Company issued to various employees incentive options to purchase 328,681 shares of common stock at prices ranging from $0.81 to $8.18. In all instances, the exercise price was established as the fair market value of the common stock at the date of grant, therefore no compensation was recorded on the issuance of the options. In most cases, one-third of the options vest one year from the grant date, with one-third vesting each of the next two years. The options expire in ten years from the grant date.

    On July 4, 1996, the Company issued to its three officers and directors incentive options to purchase 22,883 shares, individually, at an exercise price of $4.37 per share (110% of the fair market value). The options expire on July 4, 2001.

    On July 5, 1996 the Company issued non-qualified options to its officers and directors to purchase an aggregate of 750,000 shares of common stock at 35% of the fair market value at the date of grant. Deferred compensation of $1,891,500 was recorded on the transaction and is being amortized over the remaining term of the employment contracts (three years).

    At various dates during the year ended June 30, 1997, the Company issued to various employees incentive options to purchase 264,778 shares of common stock at prices ranging from $2.56 to $3.81. In all instances, the exercise price was established as the fair market value of the common stock at the date of grant, therefore no compensation was recorded on the issuance of the options. In most cases, one-third of the options vest one year from the grant date, with one-third vesting each of the next two years. The options expire in ten years from the grant date.

    On July 4, 1997, the Company granted to its three officers and directors incentive options to purchase 34,000 shares, individually, at an exercise price of $2.94 per share (110% of the fair market value). The options expire on July 4, 2002.

    On July 5, 1997, the Company issued non-qualified options to its officers and directors to purchase 750,000 shares of common stock at 35% of the fair market value at the date of grant. Deferred compensation of $1,340,625 was recorded on the transaction and is being amortized over the remaining term of the employment contract (two years).


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(17)     STOCK OPTIONS (Continued)

    At various dates during the year ended June 30, 1998, the Company issued to various employees incentive options to purchase 204,905 shares of common stock at prices ranging from $.55 to $2.60. In all instances, the exercise price was established as the fair market value of the common stock at the date of grant, therefore no compensation was recorded on the issuance of the options. In most cases, one-third of the options vest one year from the grant date, with one-third vesting each of the next two years. The options expire in ten years from the grant date.


The following table summarizes information about all of the stock options outstanding at June 30, 1998:

                                           Outstanding options                     Exercisable options
                           -----------------------------------------------      --------------------------
                                            Weighted
                                             average
          Range of                         remaining            Weighted                        Weighted
      exercise prices         Shares       life (years)         avg. price         Shares      avg. price
      ---------------         ------       ------------         ----------         ------      ----------
       $ .35 - 1.25         1,374,720            8.61             $   .83       1,252,490          $   .78
        1.36 - 2.94           975,115            7.85                1.59         936,552             1.55
        3.10 - 5.08           236,349            7.67                3.93         146,759             4.34
      ----------------------------------------------------------------------------------------------------
       $ .35 - 5.08         2,586,184            8.24             $  1.40       2,335,801          $  1.31
      ====================================================================================================


At June 30, 1998, the Company has two stock-based compensation plans, which have been previously described. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans with respect to its employees, however compensation has been recorded with respect to its officers due to their provisions of utilizing stock appreciation rights to exercise their incentive stock options. The compensation cost that has been charged against income for the officers was $(53,570) and $475,955 for 1998 and 1997, respectively. The weighted average Black-Scholes value of options granted during 1998 and 1997 was $1.44 and $2.03 per option, respectively. Had compensation cost for the Company's fixed stock-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as indicated below:


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(17)     STOCK OPTIONS (Continued)

                                                                                              From
                                                                                            Inception
                                                                                         (December 10,
                                                       Year Ended        Year Ended         1993) to
                                                     June 30, 1998     June 30, 1997     June 30, 1998
                                                     -------------     -------------    --------------
         Net loss to common shareholders -
                  As reported                        $  (9,378,102)    $ (8,544,949)    $ (27,055,993)
                                                     =============     ============     =============

                  Pro forma                          $  (9,638,158)    $ (8,758,447)    $ (27,615,569)
                                                     =============     ============     =============

         Basic loss per share -
                  As reported                        $        (.34)    $       (.35)    $       (1.25)
                                                     =============     ============     =============

                  Pro forma                          $        (.35)    $       (.36)    $       (1.28)
                                                     =============     ============     =============

         Diluted loss per share -
                  As reported                        $        (.34)    $       (.35)    $       (1.25)
                                                     =============     ============     =============

                  Pro forma                          $        (.35)    $       (.36)    $       (1.28)
                                                     =============     ============     =============

For purposes of the preceding proforma disclosures, the weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively: no dividend yield; volatility of 7.1% and .2%; risk-free interest rate of 6% and 6.5%; and an expected term of five years.


(18)     CONCENTRATION OF CREDIT RISK

During the year, the Company has maintained cash balances in excess of the Federally insured limits. The funds are with a major money center bank. Consequently, the Company does not believe that there is a significant risk in having these balances in one financial institution. The cash balance at June 30, 1998 was $350,698.

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(19)     COMMITMENTS AND CONTINGENCIES

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

On April 1, 1995, the Company entered into a two year agreement with its vice-president and general counsel, and provides for annual compensation of $85,000. This contract was extended on June 16, 1997, providing for annual compensation of $95,000, with no limit as to the term. The officer resigned during the fiscal year ended June 30, 1998.

As additional consideration for his development efforts in the CTLM(TM) device, the chief executive officer has been granted a "development royalty" which will be paid based upon the net foreign and domestic sales, after direct costs and commissions, of the CTLM(TM) device. The royalty percent ranges from 2.5% to a maximum of 5%, based upon varying levels of gross sales. Upon ratification of the patent licensing agreement, entered into on June 2, 1998, at the Company's next annual shareholder meeting, the royalties as outlined in that agreement will take the place of those set forth in the original employment contract. The royalty percentages in the new agreement start at 10% and decrease to 6% as gross sales volumes increase.

On April 9, 1995, the Company entered into a three-year employment agreement with its Director of Engineering at an annual salary of $100,000. The agreement was extended for an additional two years during 1998 at an annual salary of $110,000. The contract also provided for the issuance of 75,000 restricted shares of the Company's common stock. Compensation expense ($1.05 per share), in the amount of $78,750 was recorded on the transaction.

During the years ended June 30, 1998, 1997 and 1996, employment agreements were initiated with individuals in various positions currently within the Company. Annual payments for compensation under these agreements amount to $170,000, $536,500 and $206,500, respectively, in the aggregate.

                                                                     (Continued)
                                     F - 37

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(19)     COMMITMENTS AND CONTINGENCIES (Continued)

The Company has entered into agreements with various distributors located throughout Europe, Asia and South America to market the CTLM(TM) device. The terms of these agreements range from eighteen months to three years. The Company has the right to renew the agreements, with renewal periods ranging from one to three years.

During the year ended June 30, 1998, the Company entered into an agreement for a fifteen million dollar, three year equity line of credit, whereby the Company, as it deems necessary, may raise capital through the sale of its common stock to a consortium of prominent European banking institutions. The shares will be purchased by the consortium at a discount from the fair market value of the Company's common stock.


(20)     SUBSEQUENT EVENTS

The Company has selected Nassau County Medical Center of East Meadow, Long Island, New York, to be its first external clinical site. The Company has submitted its Investigational Device Exemption ("IDE") protocol to the hospital's Institutional Review Board, which is scheduled to meet on October 14, 1998 to review the IDE protocol. Upon approval, documents will be forwarded to the Food and Drug Administration ("FDA") for their approval. The Company will be contacted by the FDA granting permission to proceed with the clinical trials described in the IDE protocol.

The Company has applied for a conventional first mortgage, of up to $2,000,000, on its office and manufacturing facility located in Plantation, Florida. At present, a commitment letter with respect to this mortgage is still pending.

During the period subsequent to the end of the fiscal year, the Company has borrowed approximately $410,000 in three separate transactions. The Company issued 480,000 shares of common stock in conjunction with the borrowings.

On July 10, 1998, the majority shareholders of the Company authorized, by written action, the Company's adoption of an Amendment to the Company's Articles of Incorporation increasing the Company's authorized shares of common stock from 48,000,000 shares to 100,000,000 shares. The Florida Statutes provide that any action to be taken at an annual or special meeting of shareholders may be taken without a meeting, without prior notice and without a vote, if the action is taken by a majority of outstanding stockholders of each voting group entitled to vote. On August 5, 1998, the Company filed an Information Statement with the Securities and Exchange Commission with regard to the Written Action. The Company is in the process of completing the revisions to the Information Statement. The Majority Shareholders consent with respect to the Amendment will take effect twenty days from the notification that the SEC has no further comments with respect to the Information Statement.

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(20)     SUBSEQUENT EVENTS (Continued)

On September 4, 1998, the Company received a notice of conversion from the Series B Preferred Stockholders. At present, due to the decline in the price of its common stock, the Company does not have enough authorized common stock to convert the Series B and the Series H Preferred Stockholders, should the Series H holders wish to convert. The Company is in technical breach of its agreement with the Series B holders. In the event that the Company is not able to increase the authorized common stock, the Company will continue to be in breach of its contractual obligations to the Series B holders and may be subject to litigation and the payment of damages and penalties.