Form 10QSB
period 1998-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1998-11-13
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
[X]   QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934 for the quarterly period ended:
September 30, 1998
------------------

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

Registrant's telephone number: (954) 581-9800

      Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X   No
            ----    ----

      The number of shares outstanding of each of the issuer's classes of equity as of November 9, 1998,:38,209,399 shares of Common Stock, no par value; and, 450 shares of Series B and 108 shares of Series H Preferred Convertible Stock, no par value.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)


Part I - Financial Information                                  Page
------------------------------                                  ----

Condensed Balance Sheet -
      September 30, 1998 and June 30, 1998.......................... 3

Condensed Statement of Operations -
      Three months ended September 30,
      1998 and 1997, and December 10,
      1993(date of inception) to September 30, 1998................. 4

Condensed Statement of Cash Flows -
      Three months ended September 30, 1998 and 1997,
      and December 10, 1993(date of inception)
      to September 30, 1998......................................... 5


Notes to Condensed Financial Statements ............................ 6

Management's Discussion and Analysis of
Financial Condition and Results..................................... 7

Part II - Other Information

Item 1,    Legal Proceedings........................................ 10

Item 2,    Changes in Securities.................................... 11

Item 3,    Defaults Upon Senior Securities.......................... 11

Item 4,    Submission of Matters To a Vote of
           Security Holders ........................................ 11

Item 5,    Other Information........................................ 12

Item 6,    Exhibits and Reports on Form 8-K......................... 12

Signature .......................................................... 13

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)

                             Condensed Balance Sheet

                                     Assets

                                                September 30, 1998         June 30, 1998
                                                 ------------------       ------------------
                                                     (Unaudited)                   *
Current Assets
      Cash                                         $     99,249             $    310,116
      Inventory                                       3,549,357                3,214,045
      Prepaid expenses                                   33,539                   33,539
      Other current assets                              106,080                        -
                                                  ---------------          ---------------

           Total Current Assets                       3,788,225                3,557,700
                                                  ---------------          ---------------

Property and Equipment, net                           2,885,390                2,920,980
Other Assets                                          3,780,000                3,887,463
                                                  ---------------          ---------------

Total Assets                                       $ 10,453,615             $ 10,366,143
                                                  ---------------          ---------------

                      Liabilities and Stockholders' Equity

Current Liabilities
      Accounts Payable
           and Accrued Expenses                    $  1,445,397             $    880,478
      Accrued Dividends Payable                         540,241                  483,288
      Loans Payable                                     870,407                  285,407
      Current maturity of capital
           lease obligation                               9,923                    9,715
      Other current liabilities                       1,900,233                2,155,978
                                                  ---------------          ---------------
Total Current Liabilities                             4,766,201                3,814,866
                                                  ---------------          ---------------
Long-Term capital lease
           obligation                                    22,644                   26,134
                                                  ---------------          ---------------
Stockholders' Equity
      Convertible Preferred
           (Series B) 7% cum. Div.                    4,500,000                4,500,000
      Convertible Preferred (Series D)                  290,000                  290,000
      Convertible Preferred (Series E)                  240,000                  240,000
      Convertible Preferred (Series H)                1,080,000                1,080,000
      Common Stock                                   24,069,340               23,986,376
      Additional paid-in-capital                      4,799,881                4,799,881
      Deficit accumulated during
           development stage                        (28,324,533)             (27,055,993)
                                                  ---------------          ---------------

                                                      6,654,688                7,840,264

Less: subscription receivable                           (14,309)                 (14,309)
      deferred compensation                            (975,609)              (1,300,812)
                                                  ---------------          ---------------

Total Stockholders' Equity                            5,664,770                6,525,143
                                                  ---------------          ---------------
Total Liabilities and
           Stockholders' Equity                    $ 10,453,615             $ 10,366,143
                                                  ---------------          ---------------

                  * Condensed from audited financial statements
                   The accompanying notes are an integral part
                     of these condensed financial statements

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)
                                   (Unaudited)

                        Condensed Statement of Operations


                                                      Three Months Ended                  Since Inception
                                                         September 30,                     (12/10/93) to
                                                      1998           1997                 September 30,1998
                                                      -------------------                 -----------------

Operating Expenses:
      Compensation and related
      benefits:
       Administrative/Engineering                 $   292,064       421,814               $   6,767,302
       Research and development                       186,730        94,037                   1,931,819
      Research/Development expenses                    46,775       155,837                   2,965,669
      Advertising/Promotion                             6,749        25,083                     880,590
      Selling/General/Administrative                   95,456       329,403                   1,397,593
      Clinical expenses                                 3,876           627                     364,551
      Consulting expenses                              29,996         5,146                   2,966,580
      Insurance costs                                  45,015        48,117                     373,806
      Professional fees                                40,030       116,990                   1,391,865
      Stockholder expenses                                  -        52,833                      96,510
      Trade show expenses                              41,643        39,730                     547,101
      Travel and subsistence costs                     32,332        16,758                     489,491
      Rent expense                                      8,777             -                     256,238
      Interest expense                                    743             -                      83,339
      Depreciation and amortization                    56,873        69,373                     732,735
      Amortization of
      deferred compensation                           325,203        39,375                   2,879,016
      Interest Income                                    (674)         (928)                   (198,091)
                                                   -----------   -----------             ---------------

                                                    1,211,588     1,414,195                  23,926,114
                                                   -----------   -----------             ---------------



           Net Loss                               ($1,211,588)  ($1,414,926)               ($23,926,114)

Dividends on cumulative Pfd. Stock:
      From discount at issuance                             -    (1,046,115)                 (3,793,947)
      Earned                                          (56,953)      (79,397)                   (604,473)
                                                   -----------   -----------             ---------------

Net loss applicable to common
 shareholders                                     ($1,268,541)  ($2,539,707)               ($28,324,534)
                                                   ===========   ===========             ===============

Primary net loss per common share                       ($.03)        ($.10)                     ($1.25)
                                                   ===========   ===========             ===============

Weighted avg.
no. of common shares                               37,459,191    25,198,562                  22,602,960
                                                   ===========   ===========             ===============

                   The accompanying notes are an integral part
                     of these condensed financial statements

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)
                                   (Unaudited)

                        Condensed Statement of Cash Flows


                                                      Three Months Ended                      Since Inception
                                                         September 30,                         (12/10/93) to
                                                      1998           1997                     September 30,1998
                                                -------------------------------          ----------------------------

Cash  provided by (used for)
  Operations:
       Net loss                                 $(1,211,588)     $(1,414,195)                  $(23,926,114)
       Changes in assets and liabilities            357,322          870,534                     11,824,816
                                                -------------   --------------                 --------------
       Net cash used by operations                 (854,266)        (543,661)                   (12,101,298)
                                                -------------   --------------                 --------------

Investments
      Capital expenditures                          (21,283)         (65,512)                    (6,481,308)
                                                -------------   --------------                 --------------
      Cash used for investments                     (21,283)         (65,512)                    (6,481,308)
                                                -------------   --------------                 --------------


Cash flows from financing activities:
      Repayment of capital lease obligation          (3,282)          (2,188)                       (17,722)
      Other financing activities                    585,000        1,046,115                        870,407
      Proceeds from issuance of preferred stock           -        2,100,000                     12,659,500
      Net proceeds from issuance of common stock     82,694           33,947                      5,169,670

      Net cash provided by financing activities     664,682        3,177,874                     18,681,855
                                                -------------   --------------                 --------------

Net increase(decrease) in cash                     (210,867)       1,527,664                         99,249

Cash, beginning of period                           310,116          383,223                              -
                                                -------------   --------------                 --------------

Cash, end of period                                 $99,249       $1,910,887                        $99,249
                                                -------------   --------------                 --------------

                   The accompanying notes are an integral part
                     of these condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein has been condensed from financial statements prepared September 30, 1998. The results of operations for the three-month period ended September 30, 1998 is not necessarily indicative of the results to be expected for the full year.

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

As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However, management of the Company is continually negotiating with various outside entities for additional funding necessary to complete the clinical testing phase of development, required before they can receive FDA marketing clearance. Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for capital requirements to date. There is no assurance that once development of the CTLM(TM) prototype is completed and Drug Administration marketing clearance is obtained, that the CTLM(TM) will achieve market acceptance or that the Company will achieve a profitable level of operations.

Note 3 - FINANCING ACTIVITIES

The Company has secured financing through private placement of shares and units consisting of shares and debt instruments and short-term loans as follows:

In October 1998, the Company sold one unit, consisting of a $250,000 promissory note and 210,000 shares of common stock, to an unaffiliated third party, pursuant to Regulation D for an aggregate purchase price of $210,000 At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $.43 per share. The Note bears interest at the rate of 12% per and is due and payable on November 19, 1998. The Note is personally guaranteed by Linda B.

Grable, the Company's President. In connection with the sale, the Company paid the sum of $22,500 to LKB Financial LLC as a placement fee.

In November the Company issued 286,000 shares of common stock as partial consideration for a $115,000 loan to the Company by an employee. The Company is also obligated to repay the lender the sum of $50,000.00. There is no note evidencing this debt. See " Selling Security Holders". At the time the shares were issued the average bid and ask price of the Company's common stock was approximately $.775 per share.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE "KNOWN UNCERTAINTIES" AS SET FORTH IN THE COMPANY'S FORM 10-KSB FOR FISCAL YEAR ENDED 1997.

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results
           ---------------------

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

The Company has incurred net losses since inception through September 30, 1998 of approximately $28,324,534. The Company anticipates that loss from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(TM) and other research and development activities. There can be no assurances that the CTLM(TM) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(TM) to allow the Company to operate profitably.

RESULTS OF OPERATIONS

General and administrative expenses during the three months ended September 30, 1998, were $95,456, representing a decrease of $233,947 for the corresponding period for 1997. The decrease during the three-month period ending September 30, 1998 was primarily due to certain reductions in General and administrative costs associated with Advertising & Promotion expense, Public Relations expense, and Printing expense. Also contributing to the decrease were the elimination of Placement Fees and Annual Report expense for the current three-month period.

Compensation and related benefits during the three months ended September 30, 1998 were $478,794, representing a decrease of $37,057 for the corresponding period for 1997. This decrease was primarily due to adjustments in the software engineering department.

Advertising and promotion expenses during the three months ended September 30, 1998, were $6,749 representing a decrease of $18,334 from $25,083 for the corresponding period for 1997. The decrease is due primarily to the reduction of advertising in domestic and foreign medical imaging and medical device publications.


Consulting expenses during the three months ended September 30, 1998, were $29,996 representing an increase of $24,850 from $5,146 for the corresponding period for 1997. The increase is due primarily to the hiring of outside consultants needed for special non-recurring projects required prior to placing CTLM(TM) units into clinical trials. These special projects included an operator's manual, service and parts manual, and risk factors assessment written by technical writers. A laser physicist was hired to review and prepare a special report on laser safety that was submitted to the FDA.


Professional expenses during the three months ended September 30, 1998, were $40,030 representing a decrease of $76,960 from $116,990 for the corresponding period for 1997. The decrease is due primarily to a reduction in legal fees on matters handled in previous accounting periods.


There were no Stockholder expenses during the three months ended September 30, 1998, representing a decrease of $52,833 from $52,833. for the corresponding period for 1997. The decrease is due to the fact that the Company did not do any stockholder mailings during this quarter. However, the costs associated with preparing and mailing the Company's annual report and Proxy Statement will be recorded as a stockholder expense in a subsequent quarter.


Trade show expenses during the three months ended September 30, 1998, were $41,643 representing an increase of $1,913 from $39,730. for the corresponding period for 1997. The increase is due to an increase in fees for exhibiting at the 1998 Radiological Society of North America's 84th Scientific Assembly and Annual Meeting in Chicago, IL.


Travel and subsistence costs during the three months ended September 30, 1998, were $32,332 representing an increase of $15,574 from $16,758 for the corresponding period for 1997. This increase was primarily due to additional travel and housing expenses for consultants and travel expenses for engineers attending seminars on
1. Risk Assessment and Hazard Analysis, 2. Design Control, the FDA & ISO, 3. Validation Strategies, 4. Software, the FDA & ISO, and 5. The CE Mark: Technical Requirements for Medical Devices.


Rent expense during the three months ended September 30, 1998, was $8,777 representing an increase of $8,777 from $-0- for the corresponding period for 1997. This increase was primarily due to the rental of a high-speed oscilloscope.


Interest expense during the three months ended September 30, 1998, were $743 representing an increase of $743 from $-0- for the corresponding period for 1997. The increase is due to the allocation of the interest paid on the telephone system lease.




BALANCE SHEET DATA

The Company's combined cash and cash equivalents totaled $99,249 as of September 30, 1998. This is a decrease of $210,867 from $310,116 for the year ended June 30, 1997. On August 3, 1998, Imaging Diagnostic Systems, Inc. finalized a private placement transaction resulting in $60,000 in equity financing. See Item 5, Other Information. During the quarter ended September 30, 1998 the Company obtained a total of $585,000 in short-term debt financing.

The Company does not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for operation of its clinical site at Nassau County Medical Center and two additional clinical sites to be announced, the continued research and development and the expected costs of commercializing its initial product, the CTLM(TM) device.

Property and Equipment was valued at $2,885,390 as of September 30, 1998. The overall gross increase of $335,312 is due primarily to the purchase of additional laboratory equipment.

Inventory was valued as of September 30, 1998, at $3,549,357. This represents an increase of $335,312 from $3,214,045 for the year ended June 30, 1998. This increase is due primarily to an increase in developmental and manufacturing activities leading to the commercialization of the CTLM(TM) device.

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

On October 7, 1998 a lawsuit was filed against the Company in the United States District Court, Southern District of New York, by the Series B Holders (Case No. 98 Civ. 086). The Company was served on October 19, 1998. The lawsuit alleges that the Company breached its contract of sale to the Series B Holders by, among other this failing to convert the Series B Preferred Stock and failure to register the common stock underlying the Preferred. The Series B Holders have demanded damages in excess of $75,000, to be determined at trial, together with interest costs and legal fees. The Company intends to defend this suit and has obtained litigation counsel, who is in the processes of reviewing the case and filing an answer. If the lawsuit is tried and a judgment is entered against the Company, the Company estimates that the damages could be in excess of $4.5 million. The Company does not have the financial ability to rescind the transaction and any award for damages would have a material adverse effect on the Company and its ability to continue operations.

The Company is in technical default of the Registration Rights Agreement for the Series H Preferred Shares, which required the Registration Statement to be declared effective by October 2, 1998. No legal proceeding has been initiated or threatened as of the date of this Report.

Pursuant to the Registration Right Agreement for the Series H Preferred Shares, the Company is required to pay the Series H

Holders, as liquidated damages for failure to have the Registration Statement declared effective, and not as a penalty, two (2%) percent of the principal amount of the Securities for the first thirty (30) days, and three (3%) percent of the principal amount of the Securities for each thirty (30) day period thereafter until the Company procures registration of the Securities The Company is not aware of any other material legal proceedings, pending or contemplated, to which the Company is, or would be, a party or of which any of its property is, or would be, the subject.


Item 2.    Changes in Securities.

           None

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

On August 5, 1998, the Company filed an Information Statement with the Securities and Exchange Commission (the "Commission") with regard to the Written Action. On September 4, 1998, the Company received a comment letter from the Commission and on October 29, 1998 filed a revised Information Statement addressing the Commission's comments. The Majority Shareholders consent with respect to the Amendment will take effect 20 days from the time that the Commission advises the Company that it has no further comments.

Item 5.    Other Information.

Clinical Site
The Company has selected Nassau County Medical Center (NCMC) of East Meadow, Long Island, New York, to be its first independent clinical site. The Company had previously submitted the IDE protocol to the hospital's Institutional Review Board (IRB) and on November 11, 1998 received approval of the IDE protocol from NCMC's IRB. The documents will be sent to the FDA for their approval. Once approved by the FDA, the Company is granted permission to proceed with the clinical trials described in the IDE protocol. The Company is still evaluating clinical sites in Miami, Los Angeles and Boston.

Private Placement of Common Stock

In October 1998, the Company sold one unit, consisting of a $250,000 promissory note and 210,000 shares of common stock, to an unaffiliated third party, pursuant to Regulation D for an aggregate purchase price of $210,000 At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $.43 per share. The Note bears interest at the rate of 12% per and is due and payable on November 19, 1998. The Note is personally guaranteed by Linda B. Grable, the Company's President. In connection with the sale, the Company paid the sum of $22,500 to LKB Financial LLC as a placement fee.

In November the Company issued 286,000 shares of common stock as partial consideration for a $115,000 loan to the Company by an employee. The Company is also obligated to repay the lender the sum of $50,000.00. There is no note evidencing this debt. See " Selling Security Holders". At the time the shares were issued the average bid and ask price of the Company's common stock was approximately $.775 per share.


(a) Exhibits

Exhibits                             Description
--------                             -----------
(a)
      None


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

                  Dated: November 13, 1998