Form 10QSB
period 1998-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1999-02-19
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 1998
                                                           -----------------

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

      The number of shares outstanding of each of the issuer's classes of equity as of December 31, 1998: were 39,356,401 shares of Common Stock, no par value; and, 450 shares of Series B and 103 shares of Series H Preferred Convertible Stock, no par value.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)


PART I - FINANCIAL INFORMATION
------------------------------
                                                                                       Page
                                                                                       ----
Condensed Balance Sheet -
      December 31, 1998 and June 30, 1998............................................... 3

Condensed Statement of Operations Six months ended December 31, 1998 and 1997,
      and December 10, 1993(date of inception)   to December 31, 1998................... 4

Condensed Statement of Cash Flows Six months ended December 31, 1998 and 1997, and December 10, 1993 (date of inception) to December 31,1998..................... 5

Notes to Condensed Financial Statements ................................................ 6

Management's Discussion and Analysis of Financial Condition and Results................. 7

Part II - Other Information

Item 1,    Legal Proceedings............................................................ 9

Item 2,    Changes in Securities........................................................ 9

Item 3,    Defaults Upon Senior Securities.............................................. 9

Item 4.    Submission of Matters To a Vote of
           Security Holders ............................................................ 9

Item 5,    Other Information............................................................11

Item 6,    Exhibits and Reports on Form 8-K.............................................18

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)

                             CONDENSED BALANCE SHEET
                                     Assets

                                                               December 31, 1998   June 30, 1998
                                                               -----------------   -------------
                                                                   (Unaudited)       *Restated
Current Assets
      Cash                                                          $     26,604    $    310,116
      Inventory                                                        3,654,680       3,214,045
      Prepaid expenses                                                    23,486          33,539
      Other current assets                                                13,000               -
                                                                   -------------    ------------

           Total Current Assets                                        3,717,770       3,557,700
                                                                   -------------    ------------

Property and Equipment, net                                            2,865,094       2,920,980
Other Assets                                                             587,080         688,463
                                                                   -------------    ------------

Total Assets                                                        $  7,169,944    $  7,167,143
                                                                   =============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts Payable
           and Accrued Expenses                                     $  1,697,990    $    880,478
      Accrued Dividends Payable                                          540,241         483,288
      Loan Payable                                                     1,371,824         285,407
      Current maturity of capital
           lease obligation                                               10,135           9,715
      Other current liabilities                                        1,900,233       2,155,978
                                                                   -------------    ------------

Total Current Liabilities                                              5,520,423       3,814,866
                                                                   -------------    ------------
Long-term capital lease obligation                                        19,150          26,134
                                                                   -------------    ------------
Stockholders' Equity
      Convertible Preferred
           (Series B) 7% cum. Div                                      4,500,000       4,500,000
      Convertible Preferred (Series D)                                         -         290,000
      Convertible Preferred (Series E)                                         -         240,000
      Convertible Preferred (Series H)                                 1,030,000       1,080,000
      Common Stock                                                    25,497,905      23,983,073
      Additional Paid-In-Capital                                       1,932,968       1,884,846
      Deficit Accumulated during
           development stage                                         (30,560,974)    (27,336,655)
                                                                   -------------    ------------
                                                                       2,399,899       4,641,264

Less:  subscription receivable                                           (14,309)        (14,309)
         deferred compensation                                          (755,219)     (1,300,812)
                                                                   -------------    ------------

Total Stockholders' Equity                                             1,630,371       3,326,143
                                                                   -------------    ------------

Total Liabilities and Stockholders' Equity                          $  7,169,944    $  7,167,143
                                                                   =============    ============

                  * Condensed from audited financial statements
                   The accompanying notes are an integral part
                     of these condensed financial statements

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                                   (Unaudited)

                        CONDENSED STATEMENT OF OPERATIONS

                                                           Six Months Ended              Three Months End       Since Inception
                                                             December 31,                   December 31,         (12/10/93) to
                                                        1998            1997           1998            1997    December 31, 1998
                                                        --------------------           --------------------    -----------------
                                                              Restated                       Restated
Compensation and related benefits:
      Administrative/Engineering                    $    642,422    $    810,195    $    350,358    $    401,773    $  7,117,660
      Research and development                           410,730         163,355         224,000          69,318       2,155,819
      Research/Development expenses                       73,971         310,400          27,196         154,563       2,992,865
      Advertising/Promotion                               31,578         294,469          24,829         269,386         905,419
      Selling/General/Administrative                     350,863         493,696         255,407         164,293       1,653,000
      Clinical expenses                                   13,793           4,652           9,917           4,025
                                                                                                                         374,468
      Consulting expenses                                 75,687         484,797          45,691         479,651       3,012,271
      Insurance costs                                     82,788          92,112          37,773          43,995         411,579
      Professional fees                                  306,197         339,975         266,167         222,985       1,658,032
      Stockholder expenses                                    --          73,487              --          20,654          96,510
      Trade show expenses                                 82,850          99,003          41,207          59,273         588,308
      Travel and subsistence costs                        61,190          55,406          28,858          38,648         518,349
      Rent expense                                        19,264          21,623          10,487          21,623         266,725
      Interest expense                                   147,765              --         147,022              --         230,361
      Depreciation and amortization                      113,746         138,747          56,873          69,374         789,608
      Amortization of
       deferred compensation                             755,219         729,156         377,609         364,578       3,309,031
      Interest Income                                       (696)        (13,751)            (22)        (12,823)       (198,113)
                                                   -------------    ------------    ------------    ------------    ------------
                                                       3,167,367       4,097,322       1,903,372       2,371,316      25,881,892
                                                   -------------    ------------    ------------    ------------    ------------

           Net Loss                                 ($ 3,167,367)   ($ 4,097,322)   ($ 1,903,372)   ($ 2,371,316)   ($25,881,892)

Dividends on cumulative Pfd. Stock:
      From discount at issuance                               --        (888,171)             --        (182,433)     (4,074,609)
      Earned                                             (56,953)       (158,794)             --         (79,397)       (604,473)
                                                   -------------    ------------    ------------    ------------    ------------


Net loss applicable to common
 shareholders                                       ($ 3,224,320)   ($ 5,144,287)   ($ 1,903,372)   ($ 2,633,146)   ($30,560,974)
                                                   =============    ============    ============    ============   =============
Net loss per common share:
Basic:
Net loss per common share                           ($       .09)   ($       .21)   ($       .05)   ($       .11)   ($      1.31)
                                                   =============    ============    ============    ============   =============
Weighted average no. of shares                        38,102,301      25,581,160      38,436,155      25,963,757      23,403,077
                                                   =============    ============    ============    ============   =============

Diluted:
Net loss per common share                           ($       .09)   ($       .21)   ($       .05)   ($       .11)   ($      1.31)
                                                   =============    ============    ============    ============   =============
Weighted average no. of shares                        38,102,301      25,581,160      38,436,155      25,963,757      23,403,077
                                                   =============    ============    ============    ============   =============

                   The accompanying notes are an integral part
                     of these condensed financial statements

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)


                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                         Six Months         Since inception
                                                     Ended December 31,      (12/10/93) to
                                                    1998            1997   December 31, 1998
                                                    --------------------   -----------------
                                                                Restated
Cash  provided by (used for) Operations:
       Net loss                                    ($3,167,367)   ($4,097,322)   ($25,881,892)
       Changes in assets and liabilities             1,780,786      1,824,408      13,248,279
                                                   -----------    -----------    ------------
       Net cash provided by operations              (1,386,581)    (2,272,914)    (12,633,613)
                                                   -----------    -----------    ------------

Investments
      Capital expenditures                             (59,748)      (587,711)     (6,519,733)
                                                   -----------    -----------    ------------
      Cash used for investments                        (59,748)      (587,711)     (6,519,733)
                                                   -----------    -----------    ------------


Cash flows from financing activities:
      Repayment of capital lease obligation             (6,564)        (5,468)        (21,004)
      Proceeds from stockholder loan, net            1,086,417        360,407       1,371,824
      Proceeds from issuance of preferred stock             --      2,600,000      12,659,500
      Net proceeds from issuance of common stock        82,964         97,547       5,169,670

      Net cash provided by financing activities      1,162,817      3,052,486      19,179,990
                                                   -----------    -----------    ------------

Net increase (decrease) in cash                       (283,512)       191,861          26,604

Cash, beginning of period                              310,116        383,223              --
                                                   -----------    -----------    ------------

Cash, end of period                                $    26,604    $   575,084    $     26,604
                                                   -----------    -----------    ------------


                   The accompanying notes are an integral part
                     of these condensed financial statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1      BASIS OF PRESENTATION

The financial information included herein has been condensed from financial statements prepared December 31, 1998. The results of operations for the six-month period ended December 31, 1998 is not necessarily indicative of the results to be expected for the full year. Prior 1997 financial statements on a three-month and six-month basis have been restated to conform with Form 10-KSB financial statements for fiscal years ending June 30, 1997 and June 30, 1998 which have been restated.

NOTE 2      GOING CONCERN

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

NOTE 3     SERIES D PREFERRED

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


NOTE 4    SERIES B AND H PREFERRED

On September 4, 1998, the Company received a notice of conversion from the Series B Holders. The Series B Holders filed a lawsuit against the Company on October 7, 1998. The Company was served on October 19, 1998. The lawsuit alleges that the Company has breached its contract of sale to the Series B Holders by failing to convert the Series B Holders and failure to register the common stock underlying the Preferred. The Series B Holders have demanded damages in excess of $75,000, to be determined at trial, together with interest costs and legal fees. The Company intends to defend this lawsuit and has obtained litigation counsel. The Company believes that should the lawsuit be tried and a judgement is entered against the Company, it is possible that the estimate of damages could be in excess of $4.5 million. The Company does not have the financial ability to rescind the transaction and any award for damages would have a material adverse effect on the Company and its ability to continue operations. Management of the Company believes that once the additional shares are available for issuance, it is reasonably possible that this lawsuit may be settled.

Pursuant to the terms of the Registration Rights Agreement ("RR Agreement") between the Company and the Series H Holder, the Company has registered that number of shares that would be required to be issued if the Series H Preferred Stock were converted. The Company is in technical default of the "RR Agreement", which required the Registration Statement to be declared effective by October 2, 1998. The Company filed Amendment No. 1 to the Registration Statement on November 16, 1998. The "RR Agreement" requires the Company to pay the Series H

Holder in cash or in stock, as liquidated damages for failure to have the Registration Statement declared effective, and not as a penalty, two (2%) percent of the principal amount of the Securities for the first thirty days, and three (3%) percent of the principal amount of the Securities for each thirty day period thereafter until the Company procures registration of the Securities. The Company is presently unable to comply with the liquidated damage provision payments and no assurances can be given that it will be able to do so in the future.

Management of the Company has determined that a reasonable estimate of potential damages to the Company to defend these defaults would be approximately $100,000, and this amount has been accrued by the Company during October 1998. In addition, the Company has accrued $100,000 as potential liquidated damages resulting from the delay in effecting the Registration Statement, through December 31, 1998.

THIS REPORT CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY. THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) COMPETITIVE PRESSURE IN THE COMPANY'S INDUSTRY INCREASES SIGNIFICANTLY; (2) DELAYS, COSTS OR DIFFICULTIES RELATED TO OBTAINING THE APPROVAL OF THE FOOD AND DRUG ADMINISTRATION ("FDA") FOR THE SALE AND MARKETING OF THE COMPANIES COMPUTED TOMOGRAPHY LASER MAMMOGRAPHY (CTLM(TM)) DEVICE ARE GREATER THAN EXPECTED; (3) MARKET ACCEPTANCE OF THE CTLM(TM); AND (4) GENERAL ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------

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

The Company has incurred net losses from continuing operations, before discounts and dividends on convertible preferred stock issuances, since inception through December 31, 1998 of approximately $25,881,892. The Company anticipates that loss from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLMtm and other research and development activities. There can be no assurances that the CTLMtm will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLMtm to allow the Company to operate profitably.

RESULTS OF OPERATIONS

General and administrative expenses during the three months and six months ended December 31, 1998, were $255,407 and $350,863, respectively, representing an increase of $91,114 and a decrease of $142,833 for the corresponding periods for 1997. The increase during the three-month period ending December 31, 1998, was primarily due to certain administrative costs associated with registration delay penalties on Series H Convertible Preferred Stock and placement fees. Compensation and related benefits during the three months and six months ended December 31, 1998, were $574,358 and $1,053,152, respectively, representing an increase of $103,267 and an increase of $79,602 for the corresponding periods for 1997. This increase was primarily due to additional compensation expenses as a result of the hiring of 3 additional employees during the calendar year 1998.

Advertising and promotion expenses during the three months and six months ended December 31, 1998, were $24,829 and $31,578 representing a decrease of $244,557 and $262,891 for the corresponding periods for 1997. The decrease is due primarily to the reduction of advertising in domestic and foreign medical imaging and medical device publications, public relations and investor public relations expenses.

Consulting expenses during the three months and six months ended December 31, 1998, were $45,691 and 75,687 representing a decrease of $433,960 and $409,110 for the corresponding periods for 1997. The decrease is due primarily to the termination of outside consultants needed for special non-recurring projects required prior to placing CTLM(TM) units into clinical trials

Professional expenses during the three months and six months ended December 31, 1998, were $266,167 and $306,197 representing an increase of $43,182 and a decrease of $33,778 for the corresponding periods for 1997.

The three-month increase is due primarily to an increase in legal fees on legal matters described in Item 1. Legal Proceedings.

There were no Stockholder expenses during the three months and six months ended December 31, 1998, representing a decrease of $20,654 and $73,487 for the corresponding periods for 1997. The decrease is due to the fact that the Company did not do any stockholder mailings during this quarter. However, the costs associated with preparing and mailing the Company's Information Statement and Annual Report and Proxy Statement will be recorded as a stockholder expense in a subsequent quarter.

Tradeshow expenses during the three months and six months ended December 31, 1998 were $41,207 and $82,850 representing a decrease of $18,066 and $16,153 for the corresponding periods for 1997. The decrease is due to no changes or modifications were required to the Company's exhibit for the 1998 Radiological Society of North America's 84th Scientific Assembly and Annual Meeting in Chicago, IL.

Travel and subsistence costs during the three months and six months ended December 31, 1998 were $28,858 and $61,190 representing a decrease of $9,790 and an increase of $5,784 for the corresponding periods for 1997. The three-month decrease was primarily due to reduced travel and housing expenses for consultants

Rent expense during the three months and six months ended December 31, 1998, was $10,487 and 19,264 representing a decrease of $11,136 and $2,359 for the corresponding periods for 1997. This decrease was primarily due to the expiration of certain rent-to-own equipment agreements.

Interest expense during the three months and six months ended December 31, 1998 were $147,022 and $147,765 representing an increase of $147,022 and $147,765 for the corresponding periods for 1997. The increase is due to the interest paid on short-term loans during the respective periods.

BALANCE SHEET DATA

The Company's combined cash and cash equivalents totaled $26,604 as of December 31, 1998. This is a decrease of $283,512 from $310,116 for the year ended June 30, 1998. On November 20, 1998, the Company finalized a $15 Million, three year, Equity Line of Credit Agreement, whereby the Company, as it deems necessary, may raise capital through the sale of its common stock to Austost Anstalt Schaan and Balmore Funds S.A., which represent a consortium of prominent European banking institutions (the "Investors"). See Item 5, Other Information.

The Company does not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for research and development and the expected costs of commercializing its initial product, the CTLM(TM) device.

Property and Equipment was valued at $2,865,094 as of December 31, 1998. The decrease from $2,920,980 of $55,886 is due primarily to the reclassification of certain equipment to inventory.

Inventory was valued as of December 31, 1998, at $3,654,680. This represents an increase of $440,635 from $3,214,045 for the year ended June 30, 1998. This increase is due primarily to an increase in developmental and manufacturing activities leading to the commercialization of the CTLM(TM) device.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

           On July 10, 1997, the Company filed an action in the Circuit Court of the 17th Judicial Circuit in and for Broward County, case no. 97-10533, against Dr. Valey Kamalov ("Kamalov") and Irina Struganova. The complaint alleges that Kamalov, an ex-employee of the Company, violated his employment agreement with the Company while employed and after terminating his employment with the Company by violating non-compete, confidentiality, and invention covenants of the agreement. Due to the substantial legal expenses incurred and to be incurred by the Company in proceeding with the litigation, the Company entered into a settlement in December 1998. Pursuant to the settlement the Company was required to and paid the sum of $90,000 to the Defendants.

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


ITEM 2.    CHANGES IN SECURITIES.

Pursuant to a written action of a majority of the Common and Preferred shareholders (the "Written Action"), the Company's adopted an amendment (the "Amendment"), to the Company's Certificate of Incorporation, as amended, to increase the authorized common stock, no par value per share ("Common Stock"), of the Company from 48,000,000 shares to 100,000,000 shares. On January 28, 1999, the Company filed a Definitive Information Statement with the Securities and Exchange Commission (the "Commission") with regard to the Written Action. The Amendment became effective on February 18, 1999. See Item 4. "Submission of Matters to a Vote of Security Holders".


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                NONE.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company has not submitted any matters to a vote of Security Holders. As of the 3rd day of December 1998, Austost Anstalt Schaan, Avalon Capital Ltd., Balmore Funds S.A., Steven Cohen, Canadian Capital Fund Ltd., Dominion Capital Funds, Ltd. Linda B. Grable, Richard J. Grable, Deborah O'Brien, The Malcolm Kanan Empire Trust and Allan L. Schwartz, (collectively "the Majority Common Shareholders"), and Goodland International Investment Ltd., Weyburn Overseas Limited, Austost Anstalt Schaan and Balmore Funds S.A (collectively "the Majority Preferred Shareholders authorized by written action, the Company's adoption of an amendment (the "Amendment"), to the Company's Certificate of Incorporation, as amended, to increase the authorized common stock, no par value per share ("Common Stock"), of the Company from 48,000,000 shares to 100,000,000 shares (the "Written Action"). Taking into account such provisions, the Majority Common Shareholders and the Majority Preferred Shareholders (collectively, "the Majority Shareholders") were entitled to and voted the number of shares set forth opposite their names:

                                                   % OF COMMON                               % OF SHARES
                                # OF COMMON        SHARES               # OF PREFERRED       PREFERRED
NAME                            SHARES             OUTSTANDING (1)      SHARES               OUTSTANDING (2)
----                            ------             ---------------      ------               ---------------
Austost Anstalt Schaan (4)         342,533              .9%                50                  8.96%
Avalon Capital Ltd.                673,401             1.7%
Balmore Funds S.A (5)              342,533              .9%                50                  8.96%
Steve Cohen                        396,700             1.0%
Canadian Capital Fund Ltd.         636,379             1.65%
Dominion Capital Funds Ltd.      1,334,996             3.5%
Goodland International
  Investment Ltd. (3)                                                     315                 56.45%
Linda B. Grable                  3,497,800             9.1%
Richard J. Grable                7,995,040            20.8%
Deborah O'Brien                    287,000              75%
Allan L. Schwartz                3,579,980             9.3%
The Malcolm Kanan Empire Trust   1,200,000             3.1%
Weyburn Overseas Limited (2)                                              135                 24.19%

      TOTAL                     20,328,462            52.8%               550                 98.56%

----------------
1. This column sets forth the percentage of the total number of common shares outstanding as of December 3, 1998 (38,510,399 shares), the date the final written action was executed and presented to the Company's Board of Directors. As of February 17, 1999, there are 39,381,401 shares of common stock outstanding.
2. This column set forth the percentage of the total number of Preferred Shares outstanding as of December 3, 1998 (558 Shares)
3. Everest Capital Limited, is the investment manager for Weyburn Overseas Limited and Goodland International Investments, Ltd. Mr. John Malloy is the Managing Director of Everest Capital Limited, a British Virgin
     Island corporation.
4. Thomas Hackl and Peter Nakowitz are the Directors of and have voting control over Austost Anstalt Schaan, a British Virgin Island corporation.
5. Francois Morax and Matityahu Kaniel are the Directors of and have voting control over Balmore Funds S.A., a Liechtenstein corporation.

Pursuant to Section 607.0704 Florida Statutes, any action to be taken at an annual or special meeting of shareholders may be taken without a meeting, without prior notice and without a vote if the action is taken by a majority of the holders of outstanding stock of each voting group entitled to vote. In addition the voting rights provided to the common stock holders, the Certificates of Designation of the Series B, D, E, and H Preferred Stock (the "Certificates"), provide that, in the event there are insufficient shares to effect a conversion, the Company is required to increase the number of authorized shares to effect such conversion. Preferred Holders, pursuant to the Certificates, are granted voting right, and voted solely for the purpose of increasing the number of authorized shares to accommodate the conversion of their preferred shares into common shares. Due to the decrease in the Company's stock price, the Company did not have an adequate number of common shares authorized to meet its contractual obligations with regard to the conversion of the Preferred Stock. In addition, the Amendment will insure that there are a sufficient number of shares of Common Stock available for issuance upon exercise of outstanding stock options and warrants and enhance the ability of the Company to attract and retain qualified employees, consultants, officers and directors by enabling the Company to create stock option, incentives and rewards for their contributions to the success of the Company. Moreover, until such time as the Company is able to generate revenues, it is dependant on equity or other financing to continue operations. The Company will require substantial additional funds for its research and development programs, pre-clinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs.

The issuance of large amounts of common stock upon conversion of the preferred and the subsequent sale of such shares may further depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change of control of the Company. As of February 17, 1999, there are 39,381,401 shares outstanding. Based on the closing price of the

Company's common stock as of February 16, 1999 ($.52), 2,641,026 shares would be required to convert the Series H shares and, although the Company is contractually prohibited from doing so, 36,057,692 shares would be required to draw down the entire Equity Line of Credit. See "Equity Line of Credit". In addition, 14,394,879 shares are required to fulfill the Series B conversion and interest, 4,570,871 shares would be required for the exercise of options and warrants and 3,500,000 shares are required to be issued to Mr. Grable in July 1999 pursuant to the Patent Licensing Agreement. Based upon the foregoing, as of February 17, 1999, the Company would need in excess of 104 million authorized shares to effectuate all conversion, utilize the total Equity Line of Credit and fulfill its remaining stock related obligations.

On January 28, 1999, the Company filed a Definitive Information Statement with the Securities and Exchange Commission (the "Commission") with regard to the Written Action. The Written Action became effective on February 18, 1999.

ITEM 5.    OTHER INFORMATION.

In August 1998, the Company sold 200,000 shares of restricted common stock to Frank Giambroni, an unaffiliated third party, pursuant to Regulation D for an aggregate purchase price of $60,000. At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $.28 per share. No placement fee was paid in connection with this offering. Net proceeds of $59,990 were used to pay the salaries of the Company's non-executive employees. These shares were subsequently registered pursuant to a Form S-2 Registration Statement.

In September 1998, the Company sold one unit, consisting of a $250,000 promissory note and 200,000 shares of common stock, to Settondown Capital International, Ltd., an unaffiliated third party, pursuant to Regulation D, for an aggregate purchase price of $250,000. At the time the sale occurred the average bid and ask price of the Company's common stock was $.595. The Note bears interest at the rate of 12% per annum. The Note is personally guaranteed by Linda B. Grable, the Company's President. The repayment of the Note, which was originally due on October 2, 1998 was extended twice, was due on January 15, 1999, and remains unpaid to date. The Company has not received a notice of default in connection with this Note. In connection with the sale, the Company paid the sum of $23,000 to Manchester Asset Management, Ltd., an unaffiliated third party, as a placement fee. Net proceeds of $227,000 were used as follows:
(i) salaries ($21,849-executive officers and $62,447-employees) (ii) machinery and equipment $5,959; (iii) operating expenses ($55,240-inventory parts and assemblies, employee health insurance, workers comp. and property insurance) and
(iv) working capital $82,000). These Shares are being registered pursuant to a Form S-2 Registration Statement. The Company is presently negotiating the terms of an equity and/or debt financing with unaffiliated third parties, that is different and apart from the Equity Line of Credit discussed above, the proceeds of which, if consummated, will be used in part to repay the Note. See "Financing/Equity Line of Credit.

In October 1998, the Company sold one unit, consisting of a $100,000 promissory note and 80,000 shares of common stock, to Avalon Capital, Inc., an unaffiliated third party, pursuant to Regulation D for an aggregate purchase price of $100,000. No placement fee was paid in connection with this offering, however the Company did issue 5,000 shares of common stock to Goldstein, Goldstein and Reis LLC, an unaffiliated third party, as payment for the attorneys fees incurred by the Purchaser pursuant to the offering. At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $.50 per share. The Note bears interest at the rate of 12% per annum. The Note, which was originally due on November 2, 1998, was extended twice, became due on January 15, 1999, and remains unpaid to date. The Company has not received a notice of default in connection with the Note. The Note is personally guaranteed by Linda B. Grable, the Company's President. Net proceeds of $100,000 were used as follows: (i) salaries ($21,849-executive officers and $62,448-employees) and (ii) working capital $15,703. These Shares are being registered pursuant to a Form S-2 Registration Statement. The Company is presently negotiating the terms of an equity and a debt financing, with unaffiliated third parties, that is different and apart from the Equity Line of Credit discussed above, the proceeds of which, if consummated, will be used in part to repay the Note. See "Financing/Equity Line of Credit.

In October 1998, the Company sold one unit, consisting of a $250,000 promissory note and 210,000 shares of common stock to GCA Strategic Investment Fund Ltd., an unaffiliated third party, pursuant to Regulation D for an aggregate purchase price of $210,000 At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $.43 per share. The Note bore interest at the rate of 12% per annum, was due and payable on November 19, 1998. The Note and all accrued interest was fully paid in February 1999 from funds provided by officers and directors of the Company through the sale of a portion of their shares of the Company's common stock. The Note was personally guaranteed by Linda B. Grable, the Company's President. In connection with the sale, the Company paid the sum of $23,000 to LKB Financial LLC, an unaffiliated third party, as a placement fee. Net proceeds of $227,000 were used as follows:
(i) salaries ($21,849-executive officers and $62,447-employees) (ii) machinery and equipment $5,959; (iii) operating expenses ($55,240-inventory parts and sub-assemblies, employee health insurance, workers comp. and property insurance) and (iv) working capital ($82,000). These Shares are being registered pursuant to a Form S-2 Registration Statement.

In November, the Company issued 286,000 shares of common stock as partial consideration for a $115,000 aggregate loan to the Company by Deborah O'Brien, an employee. At the time the loan was concluded, the average bid and ask price of the Company's common stock was approximately $.625 per share. The Company is also obligated to repay the lender the sum of $50,000.00. In January, the Company issued a Note evidencing this indebtedness. The Note bears interest at the rate of 7% per annum and is due and payable upon demand. Net proceeds of $115,000 were used as follows: (i) salaries ($21,849-executive officers and $62,447-employees) (ii) operating expenses ($16,345-inventory parts and assemblies, employee health insurance, workers comp. and property insurance) and
(iv) working capital ($14,359). These Shares are being registered pursuant to a Form S-2 Registration Statement.

ISSUANCE OF STOCK FOR SERVICES

The Company from time to time, has and may continue to issue stock for services performed and to be performed by consultants, all of which have been unaffiliated. The consultants provided the following consulting services pursuant to their Consulting Agreements.

Legal-General Counseling

Legal-Litigation Counseling

Investor Relations-Introducing the Company and its emerging technology to stockbrokers and the investment community.

Shareholder Relations-Keeping shareholders informed of new developments.

Public Relations-Creating public awareness of the Company and its emerging technology to the public through print and electronic media.

Product Planning & Feasibility-Research into all aspects of product planning and its acceptance into the medical imaging marketplace.

Clinical Site Consulting-Selection and introduction to potential clinical sites.

Design Consulting-Design and feasibility of components for the CTLM(TM).

SEC Filing and Compliance-Filing and compliance consultation.

Engineering-Mechanical engineering and prototype development.

Video Production Consultant-Script writing and production consultation.

Since the Company has generated no revenues to date, its ability to obtain and retain consultants may be dependant on it ability to issue stock for services in lieu of cash payment. In December 1998, the Company issued an aggregate of 616,000 shares of common stock with an aggregate market value of $397,513.50 to nine consultants for the Company, pursuant to a Registration Statement on Form S-8. Since 1996, the Company has issued an aggregate of 1,806,500 shares of common stock to independent consultants pursuant to Registration Statements on Form S-8. The aggregate fair market value of the shares was $2,327,151. The issuance of large amounts of common stock for services rendered or to be rendered and the subsequent sale of such shares may depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change of control of the Company.

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


On November 20, 1998, the Company finalized a $15 Million, three year, Equity Line of Credit Agreement, whereby the Company, as it deems necessary, may raise capital through the sale of its common stock to Austost Anstalt Schaan and Balmore Funds S.A., which represent a consortium of prominent European banking institutions (the "Investors"). Austost Anstalt Schaan and Balmore Funds S.A will be deemed the beneficial owners of the shares.

Pursuant to the Equity Line of Credit Agreement, the Company may, but is not obligated to, sell to the Investors shares of the Company's common stock at a purchase price of 80% of the market price if the shares are traded in the OTC Bulletin Board and 85% of the market price if traded on Nasdaq Small Cap Stock Market or American Stock Exchange. Although the Company is contractually prohibited from doing, as of February 17, 1999, based on the closing price on that date of $.52, 36,057,692 shares would be required to draw down the entire Equity Line of Credit. However, if the Company utilizes the Equity Line of Credit, it intends to do so over a period of three years, at times that are as advantageous as possible to the Company. It addition, the limitations set forth below would prohibit the Company from utilizing the entire Line of Credit at one time.

The Investors are irrevocably committed, subject to certain limitations discussed below, to purchase that number of shares noticed for sale by the Company (the "Put Notice"), however the maximum amounts that the Company can require the Investor to purchase at any one time are indicated in the table below opposite the heading Closing Price (the range in which the Closing Price is on the date the Company elects to exercise its right to tender a notice of sale to the Investors, referred to as the "Put Date") and below the heading 30 Day Average Daily Trading Volume (the range of the trading volume of the Company's common stock for the thirty day trading period.
prior to the Put Date).

-------------------------------------------------------------------------------------------------------------
                30-Day Avg.   30-Day Avg.    30-Day Avg.        30-Day Avg.    30-Day Avg.     30-Day Avg.
                Daily         Daily          Daily Trading      Daily          Daily Trading   Daily
Closing Price   Trading       Trading        Volume             Trading        Volume          Trading
                Volume        Volume         75,001-100,000     Volume         125,001-150,000 Volume
                25,000-50,000 50,001-75,000                     100,001-125,000                150,001 and
                                                                                               Above
-------------------------------------------------------------------------------------------------------------
$0.50-$1.00     $100,000      $150,000       $200,000           $250,000       $300,000        $350,000
-------------------------------------------------------------------------------------------------------------
$1.01 - $1.50   $150,000      $200,000       $250,000           $300,000       $350,000        $400,000
-------------------------------------------------------------------------------------------------------------
$1.51 - $2.00   $200,000      $250,000       $300,000           $350,000       $400,000        $450,000
-------------------------------------------------------------------------------------------------------------
$2.01 - $2.50   $250,000      $300,000       $350,000           $400,000       $450,000        $500,000
-------------------------------------------------------------------------------------------------------------
$2.51 - $3.00   $300,000      $350,000       $400,000           $450,000       $500,000        $550,000
-------------------------------------------------------------------------------------------------------------
$3.01 - $3.50   $350,000      $400,000       $450,000           $500,000       $550,000        $600,000
-------------------------------------------------------------------------------------------------------------
$3.51 - $4.00   $400,000      $450,000       $500,000           $550,000       $600,000        $650,000
-------------------------------------------------------------------------------------------------------------
$4.01 - Above   $450,000      $500,000       $550,000           $600,000       $650,000        $700,000
-------------------------------------------------------------------------------------------------------------

The number of shares noticed for sale by the Company must be the subject of an effective Registration Statement prior to the time Company elects to exercise its right to tender a notice requiring the Investors to purchase shares of the Company's Common Stock.

The Investors obligations under the Equity Line of Credit are contingent upon any effect on the business, Bid Price, trading volume of the Common Stock, operations, properties, prospects, results of operations, or financial condition of the Company that is material and adverse to the Company and its subsidiaries and affiliates, individually, or taken as a whole, and/or any condition, circumstance, or situation that would prohibit or otherwise interfere with the ability of the Company to enter into and perform any of its obligations under this Agreement, the Registration Rights Agreement, the Escrow Agreement, or the Warrants in any material respect.

The right of the Company to deliver a Put Notice and the obligation of the Investors hereunder to acquire and pay for the Put Shares is subject to the normal and customary contract representations and warranties, breach of contract provisions and the following conditions:

         1. The Company shall have filed with the SEC a Registration Statement with respect to the resale of at least that amount of common stock contained in the Put Notice (the "Securities").
         2. The Registration Statement shall have previously become effective and shall remain effective until the Securities are sold or until two years from the date if issuance and (i) no notice has been received that the SEC has issued or intends to issue a stop order or that the SEC otherwise has suspended or withdrawn the effectiveness of the Registration Statement, either temporarily or permanently, or intends or has threatened to do so (unless the SEC's concerns have been addressed and the Investors are reasonably satisfied that the SEC no longer is considering or intends to take such action), and (ii) no other suspension of the use or withdrawal of the effectiveness of the Registration Statement or related prospectus shall exist. The Registration Statement must be declared effective by the SEC prior to the first and each subsequent Put Date.
         3. The Company shall have obtained all permits and qualifications required by any state for the offer and sale of the Put Shares, or shall have the availability of exemptions therefrom. The sale and issuance of the Put Shares shall be legally permitted by all laws and regulations to which the Company is subject.
         4. No statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction that prohibits or directly and adversely affects any of the transactions contemplated by this Agreement, and no proceeding shall have been commenced that may have the effect of prohibiting or adversely affecting any of the transactions contemplated by this Agreement.
         5. Since the date of the Equity Line of Credit Agreement, no event has had or is reasonably likely to have a material adverse effect on the Company and its operations has occurred.
         6. The trading of the Company's Common Stock has not been suspended, and the common stock has not been delisted or threatened by delisting, and the issuance of the Securities to the Investors shall not violate the shareholder approval requirements of the OTC Bulletin Board, the Nasdaq Small-Cap Market, or the American Stock Exchange, as applicable.
         7. The number of Put Shares to be purchased by each Investor will not exceed the number of such shares which, when aggregated with all other shares of Common Stock then owned by such Investor beneficially or deemed beneficially owned by such Investor, would result in any Investor owning more than 4.99% of all of such Common Stock as would be outstanding on such Closing Date, as determined in accordance with Rule 13d-3 of the Exchange Act and the regulations promulgated thereunder.
         8. The closing bid price of the Company's common stock must equal or exceed $.50 per share for the six day period commencing three (3) trading days immediately preceding the Put Notice, the trading day the Put Notice is deemed delivered and the two trading days immediately following the Trading Day on which a Put Notice is deemed to be delivered.
         9. The average trading volume for the Common Stock over the previous thirty trading days must exceeds 25,000 shares per Trading Day.

The Investors, as holders of common stock, shall have the same rights as all other holders of common stock, Holders of the Common Stock are entitled to one vote for each share in the election of directors and in all other matters to be voted on by the shareholders. There is no cumulative voting in the election of directors. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors of the Company (the "Board") out of funds legally available thereof and, in the event of liquidation, dissolution or winding up of the Company, to share ratably in all assets remaining after payment of liabilities. The holders of Common Stock have no preemptive or conversion rights and are not subject to further calls or assessments. There are no redemption or sinking fund provisions applicable to the Common Stock. The rights of the holders of the Common Stock are subject to any rights that may be fixed for holders of Preferred Stock. All of the outstanding shares of Common Stock are fully paid and nonasseable.

Although no assurances can be made, the Company anticipates that it will need approximately $8,000,000 over the next two year period to complete all necessary stages in order to enable it to market the CTLM(TM) in the United States and foreign countries. If the need should arise for capital in excess of the Equity Line of Credit or is the Equity Lines is unavailable due to the price of the Company's common stock, the Company may seek additional funding through public or private financing, collaboration, licensing and other arrangements with corporate partners. See "Management's Discussion and Analysis of Financial Discussion" and Results of Operations and "Financial Statements".

If the Company utilizes the Equity Line of Credit or additional funds are raised by issuing equity securities, especially Convertible Preferred Stock, dilution to existing Shareholders will result and future investors may be granted rights superior to those of existing Shareholders. Moreover, substantial dilution may result in a change in control of the Company. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to delay, scale back, or eliminate certain of its research and product development programs or to license to third parties rights to commercialize products or technologies that the Company would otherwise seek to develop itself.

CLINICAL UPDATE

On September 1998, the Company formally submitted the first and second series of the 20 patient in-vivo (human) images and corresponding interpretation data to the FDA. In December 1998, the Company completed the 20 patient in-vivo images and submitted them to the FDA. On January 14, 1999, the Company received notice that the IDE application to extend the in-vivo study to Nassau County Medical Center was conditionally approved. This IDE application is limited to one institution (Nassau County Medical Center) and 275 subjects. The Company had originally intended to have the CTLM(TM) positioned at Nassau County Medical Center not later than mid February, however due to renovations at Nassau County Medical Center, the delivery of the CTLM(TM) has been postponed until such time as the renovations are complete.

CERTAIN TRANSACTIONS

In September and October 1998 Linda Grable, the Company's President, personally guaranteed three promissory notes issued by the Company to third parties. Ms. Grable received no compensation for these guarantees. As of the date of this prospectus, one of the three Notes has been repaid. See "Private Placement of Common Stock".

In January 1999, Richard Grable, the Company's Chief Executive Officer, director and founder sold an aggregate of 359,100 shares of the Company's common stock owned by him and lent the aggregate proceeds of $193,191.46 directly to the Company.

In January 1999, Linda Grable, the Company's President, director and founder sold an aggregate of 50,000 shares of the Company's common stock owned by her and lent the aggregate proceeds of $29,495 directly to the Company.

In December 1998 and January 1999, Allan Schwartz, the Company's Executive President, director and founder sold an aggregate of 600,000 shares and lent the aggregate proceeds of $274,673 directly to the Company.

In February 1999, the Company's Board of Director voted to compensate Messrs. Grable, Schwartz and Ms. Grable (the "Founders") for the shares they sold on behalf of the Company due to the following financial loss. incurred by the Founders.

         1. The Founders will have to pay income tax of approximately 18% on the money received from the sale of the shares without having received any personal benefit from the sales,
         2. The Founders have reduced their percentage ownership in the company by the number of shares that have been sold, and
         3. The Founders will loose the tax benefit of having held the their shares for more than 2 years.

In order to make the founders whole the Company will replace the shares sold by the Founders as follows;

         1.       A share for share replacement of the shares sold,
         2. Shares equaling 18% of the money provided to the Company based on the 5-day average closing price of the stock preceding the date the funds were transferred to the Company to recover the tax ramifications,
         3. Shares equaling 10% of the money provided to the Company based on the 5-day average closing price of the stock preceding the date the funds were transferred to the Company to cover the difference in tax bracket (28% - 18%) that will occur through sale of shares not held for 2 years, and

         4. Shares equaling 10% of the money provided to the Company based on the 5-day average closing price of the stock proceeding the date the funds were transferred to the Company to as an incentive to sell the free-trading shares.

No shares have been issued to date.

YEAR 2000

The Company is reviewing its existing computer systems and its CTLM(TM) software and hardware products to ensure these systems and products are adequately able to address the issues expected to arise in the year 2000 and thereafter. In that regard, the Company's Board of Directors has appointed a committee to draft and implement a Year 2000 Compliance Plan. The Company has invested, and will continue to invest, in improving its information technology infrastructure to ensure that such infrastructure is Year 2000 compliant. The Company's information technology system employs Microsoft Windows NT 4.0 Network on three file servers and fifty workstations. The Company's product (the CTLM (TM)) and its proprietary software comprise its non-information technology that is not date dependent.

The Company expects to implement successfully the systems and programming changes necessary to address Year 2000 issues and has spent approximately $2,500 for third party software upgrades and Microsoft Developers Network software
(MSDN). The MSDN software allows the Company's computer programmers to update its software to Y2K compliance by recompiling the source code. The Company renews its subscription to MSDN annually. The Company expects such modifications to its CTLM(TM) products and internal computer systems will be made on a timely basis; however there can be no assurance there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. The Company's Year 2000 Compliance Committee estimates that an additional $35,000 will be spent to complete the Year 2000 Compliance Plan. The Company does not track the internal costs of its Year 2000 Compliance Plan. These costs are principally related payroll costs for its computer-engineering group.

The Company has received the latest MSDN update from Microsoft and its software engineers have recompiled all of the proprietary software used in the CTLM(TM). The Company's proprietary software is now Y2K compliant. The Company is dependent on the following software programs to conduct its business operations:

     Accounting:                    Peachtree Complete, release 6.0
     Manufacturing:                 Alliance Manufacturing Software, ver. 2.4a

     Operating Systems:             Windows NT 4.0 and Windows 95
     Word Processor:                Microsoft Office Professional 97

     Database:                      Oracle7

The Peachtree Complete, Alliance Mfg., and the Oracle7 are Year 2000 compliant. The Microsoft Windows NT 4.0 and Windows 95 are compliant with minor issues. Office Professional 97 is compliant. The Company believes that these software programs are Y2K compliant however there is a risk that some or all of these programs will have minor Y2K issues. The Company has in place a disaster recovery plan to deal with any software or hardware failure.

The Company has begun testing its servers and workstations for Y2K compliance. All of its computers have Intel Pentium processors. During stand-alone tests, the computers with Intel Pentium processors were Y2K compliant. Software has been purchased to test and repair non-compliant systems. The testing and re-mediation by the Company's Computer System Support Engineer is expected to be completed on or before June 30, 1999.

The Company has not fully determined the extent to which the Company's systems may be impacted by third parties' systems, which may not be Year 2000 compliant. While the Company has begun efforts to seek reassurance from its suppliers, there can be no assurance that the systems of other companies, which the Company deals with, will be Year 2000 compliant. Third parties' non-compliance could have an adverse effect on the Company. At this time, the Company is unable to estimate the cost of its Year 2000 compliance, if any. Failure of third party vendors to deliver parts and components timely could materially affect the Company's ability to manufacture and deliver CTLM(TM) Systems. Because of this potential risk, the Company has expanded its vendor and sub-contractor base to safeguard itself against this uncertainty. A checklist of Y2K compliant vendors and sub-contractors will be compiled with a projected completion date of June 30, 1999.

The Company's Year 2000 Compliance Committee has prepared a worst case Y2K scenario. It estimates that Internet access will be severely impaired including the ability to send and receive e-mail, possible difficulty in connecting the Company's computer to remote clinical sites, and delays in shipment and delivery of parts, components and finished goods. Overall fear and confusion of the Y2K problem may temporarily impair many companies, even those who are Y2K compliant.

The Company can fully function without the use of the Internet and e-mail. Clinical data will be sent via overnight delivery from the clinical sites to the Company. Fear and confusion will diminish in a few weeks as companies and individuals learn that most companies are compliant and operating without any major problems. Delays in shipping will be a minor inconvenience, as the Company will have stockpiled critical parts and components in anticipation of Y2K. The Company has a Disaster Recovery Plan in place to deal with software and hardware failures. This plan provides that all computer workstations are backed up on tape every night and a spare server is ready to be installed upon failure of any server in service.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibits                   Description
--------                   -----------
(a)
      3. Amendment to Articles of Incorporation (Increase of Authorized Common Stock)

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

Dated: February 19, 1999