Form 10KSB40/A
period 1997-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1999-03-03
CIK 790652

FORM 10-KSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended: June 30, 1997

                         Commission file number: 0-26028

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                 (Name of small business issuer in its charter)

                Florida                                       22-2671269
       (State of incorporation)                       (IRS employer Ident. No.)

                    6531 NW 18th Court, Plantation, FL. 33313
                    (address of principal office) (Zip Code)

                    Issuer's telephone number: (954) 581-9800

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
                                      ----
         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                                (Title of class)

Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent fiscal year. -0-

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

                       Documents Incorporated By Reference

Proxy Statement dated September 7, 1997 issued in connection with the company's annual meeting to be held on October 15, 1997. Also see Item 13. Exhibits and Report on Form 8-K.

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE "KNOWN UNCERTAINTIES" AS SET FORTH HEREIN.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

Since its inception (December 10, 1993), Imaging Diagnostic Systems, Inc. (the "Company") has been engaged in the research and development of its cancer detection technology and developing, for commercial application its Computed Tomography Laser Mammography (CTLM(TM)) device.

The CTLM(TM) is a device for detecting breast cancer through the skin in a non-invasive and objective procedure. The CTLM(TM) employs a high-speed femto second pulsed titanium sapphire laser and proprietary scanning geometry and reconstruction algorithms to detect and analyze masses in the breast for indicia of malignancy or benignancy. The combination and incorporation of the foregoing components into a device provide for enhanced diagnostic capabilities which the company believes are superior to standard mammography diagnostic tools such as ultra-sound and mammography. Based upon the known optical properties of benign and malignant tissues (whether and to what extent light is impeded as it passes through the tissue and the measurement of the impedance), the CTLM(TM) device is designed to provide both the physician and patient with immediate, on-site, objective interpretation and determination of further clinical work-up. Accordingly, the Company believes that the CTLM(TM), will improve early diagnosis, reduce diagnostic uncertainty and decrease the number of biopsies performed on benign lesions. See Item 1. "Description of Business- Comparison to Existing Diagnostic Modalities." In addition, the CTLM(TM)device does not expose the patient to ionizing radiation or the breast to painful compression. Which the Company believes are the contributing factors that contribute to a portion of the patient population not obtaining a conventional mammogram.

During the first year of operations, the Company researched the interaction between high speed, rapid pulsed (Ti:Sapphire) laser technology and various detection technologies associated with standard computed tomographic ("CT") schemes. Using this research the Company developed the first prototype of the CTLM(TM) able to create images of a breast. The Company refined various software and hardware configurations and components of the prototype based on these first images, and filed a patent in June 1995. During this period of time there were further advances in laser technology effecting the size and stability of the laser component. The Company capitalized upon these advances by purchasing a laser package manufactured by Spectra-Physics, Inc. and incorporating it into the CTLM(TM). On December 12, 1995, the Company had a preliminary meeting with the Food and Drug Administration to discuss the approach the Company would need to take to obtain marketing clearance for its CTLM(TM) device. The Company was advised that it would need to submit for approval a pre-market approval application ("PMA") in order to obtain marketing clearance for the device. Further, the Company also needed to submit an investigational device exemption ("IDE") application to the FDA in order to commence human clinical trials of the device. The Company submitted its IDE application on January 8, 1996, and it was approved February 9, 1996. During calendar year 1996, among other developments, the Company further refined the detection scheme and laser power configuration in order to obtain substantially better image quality. In order to incorporate the changes into the CTLM(TM) the Company was required to submit an amendment to its IDE application. In November, 1996 the Company installed its first CTLM(TM) device at the Strax Breast Diagnostic Center.

On June 12, 1997, the Company was advised by patent counsel that the patent filed June 5, 1995, "Diagnostic Tomographic Laser Imaging Apparatus "was granted with 7 independent and 16 subordinate claims.

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

The market in which the Company intends to participate is highly competitive. Many companies may succeed in developing products that are more effective or less costly than the Company's products or such companies may be successful in manufacturing and marketing their products than the Company. Physicians using imaging equipment such as x-ray mammography equipment, ultrasound or high frequency ultrasound systems, Magnetic Resonance Imaging (MRI) systems, and thermography, diaphonography and transilluminational devices may be reluctant to the CTLM(TM). Currently, mammography is the most popular choice for the detection of breast cancer. The Company's ability to sell the CTLM(TM) device to medical facilities will, in part, be dependent on the Company's ability to demonstrate the clinical utility of the CTLM(TM) device as an adjunct to mammography and physical examination as well as the CTLM(TM)'s advantages over other available diagnostic tests.

To date, due to the necessity of complying with all applicable United States government regulations, the Company has not begun to market or sell the CTLM(TM) and therefore has not generated revenues from the commercialization of the CTLM(TM). From inception to June 30, 1997 the Company has sustained accumulated losses of $16,288,314. The Company's results may vary significantly from period to period depending on several factors, such as the timing of certain expenses and the progress of the Company's research and development and commercialization programs, all of which may be affected by the availability of funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

BREAST CANCER

Background
----------

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

Each year approximately eight million women in the United States require diagnostic testing for breast cancer due to the appearance of a physical symptom, such as a palpable lesion, pain or nipple discharge, which was discovered through self or physical examination (approximately seven million) or a non-palpable lesion detected by screening x-ray mammography (approximately one million). Once a physician has identified a suspicious lesion in a woman's breast, the physician may recommend further diagnostic procedures, including diagnostic mammography and ultrasound or a minimally invasive procedure such as fine needle aspiration or large core needle biopsy. In each case, the potential benefits of additional diagnostic testing must be balanced against the costs, risks and discomfort to the patient associated with undergoing the additional procedures. Each of the currently available non-surgical modalities for breast cancer detection has various clinical limitations. While the minimally invasive procedures provide more diagnostic information, there is still a 4% miss-rate factor present.

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

SCREENING AND DIAGNOSTIC MODALITIES

Physical Examination
--------------------

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

Mammography
-----------

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

Ultrasound
----------

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

The foregoing average cost figures are based on a survey of 23 ACR and FDA certified facilities in Broward County, Florida, conducted during the month of March, 1997. Again, it is expected that the CTLM(TM) device will cost approximately $300,000 and the cost of an exam will be $125 to $150. Like mammography, ultrasound is generally performed at specialty clinics or hospitals.

The Computed Tomography Laser Mammography Device
------------------------------------------------

A bilateral breast examination, utilizing the CTLM(TM) device is performed by a Technologist. This procedure last approximately 15 minutes with the patient resting in a comfortable prone position. One breast at a time is pendulous in the aperture housing the scanning device. Once the entire breast is scanned the other breast is placed in the chamber for scanning. Each scan takes approximately 6-8 minutes. Based upon the known optical properties of benign and malignant tissues, the procedure is designed to provide both the physician and patient with immediate, on-site, objective interpretation and determination of further clinical work-up. Further, the device is designed to archive and compare scans and provide the patient with a computer disc (CD) of her scan.

Biopsy
------

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



Comparison to Existing Diagnostic Modalities
--------------------------------------------

The CTLM(TM) device differs from currently available breast imaging modalities employed for the detection of breast cancer by generating more precise information for the clinician or doctor. The CTLM(TM) device generates, depending on the size of the breast, approximately 20 cross-sectional images of a breast. A conventional screening mammography exam generates 2 images of the breast. Cross-sectional imaging allows a doctor or clinician to isolate the location of the abnormality within the breast. By doing so, there is greater resolution of the area where the specific abnormality resides.

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

Scanning of the breast with the CTLM(TM) device is accomplished in such a manner that utilizes no compression of tissue. The gathering of data from 360(Degree) around the breast yields multiple cross-sectional images which are representative of a near three-dimensional view of its internal structures. Such an acquisition provides the physician with increased accuracy in lesion location, as well as determination of the extent and involvement of breast disease processes. Conventional two-dimensional imaging with mammography and ultrasound does not provide such quick and complete information.

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

The Company believes that the shortcomings of current breast cancer management, which include discomfort and exposure to radiation, represent a significant market opportunity for an objective technology, which does not have these shortcomings. The use of the CTLM(TM)device to detect breast cancer is believed to be especially promising for women between the ages of 20 to 50 (over 50 million women in the United States) for whom x-ray mammography has lower efficacy. These women often present diffuse palpable benign breast conditions which can mask malignancies or pre-malignant conditions.

REGULATORY AND CLINICAL STATUS

In order to sell the CTLM(TM)device commercially in the United States the Company must obtain marketing clearance from the FDA. The Company plans to file a PMA with the FDA to obtain marketing clearance. A PMA application must be supported by extensive data, including pre-clinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Following receipt of a PMA application, if the FDA determines that the application is sufficiently complete to permit substantive review, the agency will "file" the application. Under the Food, Drug and Cosmetic Act, the FDA has 180 days to review a PMA application.

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

The delay between the date of approval of the IDE and the installation of the device at the Strax Center was due to the availability of a new laser package which was installed in the CTLM(TM). These technological improvements to the laser component of the CTLM(TM) resulted in increased scanning capabilities. The Company was required to submit to the FDA for approval an amendment to the Company's existing IDE application to incorporate the changes prior to installing the device at the Strax Center. The FDA also requested that the Company conduct a clinical test to support the amendment to the IDE application. The Company received approval for the amendment on April 3, 1997.

SALES AND MARKETING

The laws of certain European and Asian countries may permit the Company to begin marketing the CTLM(TM)device in Europe and Asia before marketing would be permitted in the United States. The Company is considering potential distribution agreements with strategic marketing partners in Europe and Asia and has entered into a distribution agreement with Euro Trading & Finance S.r.l. to market and service the device in Italy.

KNOWN UNCERTAINTIES

Limited Operating History; Continuing Operating Losses; Uncertainty of Future
-----------------------------------------------------------------------------
Profitability
-------------

The Company has a limited history of operations. Since its inception in December 1993, the Company has engaged principally in the development of the CTLM(TM) device. The Company currently has no source of operating revenue and has incurred net operating losses since its inception. At June 30, 1997, the Company had an accumulated deficit of $16,288,314. Such losses have resulted principally from costs associated with the Company's operations. The Company expects operating losses will increase for at least the next several years as total costs and expenses continue to increase due principally to the anticipated commercialization of the CTLM(TM) device, development of, and clinical trials for, the proposed CTLM(TM) device and other research and development activities. The Company's ability to achieve profitability will depend in part on its ability to obtain regulatory approvals for its proposed products and develop the capacity to manufacture and market any approved products either by itself or in collaboration with others. There can be no assurance if and when the Company will receive regulatory approvals for the development and commercial manufacturing and marketing of its proposed products, or achieve profitability is highly uncertain. See "Management's Discussion and Analyses of Financial Condition and Results of Operations."

Government Regulation
---------------------

The manufacture and sale of medical devices, including the CTLM(TM) device, are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA and corresponding state agencies, and in other countries. In the United States, the Company's products are regulated as medical devices and are subject to the FDA's pre-market clearance or approval requirements. Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA. The Company cannot file its PMA application for the CTLM(TM) device until its clinical trials are completed. There can be no assurance, however, that the clinical trials will be successfully completed, or if completed, will provide sufficient data to support a PMA application for the CTLM(TM) device. Nor can there be any assurance that the FDA will not require the Company t conduct additional clinical trials for the CTLM(TM) device. The process for obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain and frequently requires from one to several years from the date of FDA submission, if pre-market approval is obtained at all. Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required to gain approval for sale internationally may be longer or shorter than that required for FDA approval and the requirements may differ. In Europe, the Company will be required to obtain the certifications necessary to enable the CE mark to be affixed to the Company's products by mid-1998 in order to conduct sales in member countries of the European Union. The Company has not obtained such certificates and there can be no assurance it will be able to do so in a timely manner, or at all. Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. In addition, to obtain such approvals, the FDA ands certain foreign regulatory authorities may impose numerous other requirements with which other medical device manufacturers must comply. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. Product approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The third-party manufacturers upon which the Company depends to manufacture its products are required to adhere to applicable FDA regulations regarding GMPs and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP regulations and other applicable regulatory requirements will be monitored by periodic inspections by the FDA and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements, including marketing and promoting products for unapproved use, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or approval for devices, withdrawal of approvals and criminal prosecution. Changes in existing regulations or adoption of new government regulations or polices could prevent or delay regulatory approval of the Company's products. Certain material changes to medical devices also are subject to FDA review and clearance or approval. There can be no assurance that the Company will be able to obtain FDA approval of a PMA application for the CTLM(TM) device on a timely basis, or at all, and delays and delays in receipt of or failure to obtain such approvals or clearances, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements that would have material adverse effect on the Company's business, financial condition and results of operations. See "Business-Government Regulation".

Early Stage of Product Development
----------------------------------

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

Dependence Upon U.S. Pre-Market Approval
----------------------------------------

Under the provisions of the Federal Food and Cosmetic Act ("the FDC Act"), the Company must obtain pre-market approval from the FDA prior to commercial use in the United States of the proposed CTLM(TM) device. There can be no assurance if or when the Company will receive any such clearances or approvals. Obtaining FDA pre-market approval may impose costly requirements on the Company and may delay for a considerable period of time, or prevent, the commercialization of the CTLM(TM) device.

Dependence on Market Acceptance
-------------------------------
There can be no assurance that physicians or the medical community in general will accept and utilize the CTLM(TM) device. The extent that, and rate of which, the CTLM(TM) device achieves market acceptance and penetration will depend on many variables including, but not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the CTLM(TM) device, the advantage of the CTLM(TM) device over existing technology and cancer detection methods, third-party reimbursements practices and the Company's manufacturing, quality control, marketing and sales efforts. Failure of the Company's products to gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Sales and Marketing," "Business - Manufacturing" and "Business - Reimbursement."

Limited Marketing and Sales Capability
--------------------------------------

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

Limitation on Third-Party Reimbursement; Health Care Reform
-----------------------------------------------------------

In the United States, suppliers of health care products and services are greatly affected by Medicare, Medicaid and other government insurance programs, as well as by private insurance reimbursement programs. Third-party payors (Medicare, Medicaid, private health insurance companies and other organizations) may affect the pricing or relative attractiveness of the Company's products by regulating the level of reimbursement provided by such payors to the physicians and clinics utilizing the CTLM(TM) device or by refusing reimbursement. If examinations utilizing the Company's products were not reimbursed under these programs, the Company's ability to sell its products may be materially and/or adversely affected. There can be no assurance that third-party payors will provide reimbursement for use of the Company's products. Several states and the U.S. government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending on health care items and services, limit coverage for new technology and limit or control the price health care providers and drug and device manufacturers may charge for their services and products, respectively. If adopted and implemented, such reforms could have material adverse effect on the Company's business, financial condition and results of operations. In international markets, reimbursement by private third-party medical insurance providers, including governmental insurers and independent providers, varies from country to country. In certain countries, the Company's ability to achieve significant market penetration may depend upon the availability of third-party governmental reimbursement. Revenues and profitability of medical device companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the cost of health care through various means. See "Business - Reimbursement."

Uncertain Ability to Meet Capital Needs
---------------------------------------

The Company will require substantial additional funds for its research and development programs, preclinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs. The Company's capital requirements will depend on numerous factors, including the progress of its research and development programs, results of pre-clinical and clinical testing, the time and cost invoked in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and changes in the Company's existing research, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish. Moreover, the Company's fixed commitments, including salaries and fee for current employees and consultants, and other contractual agreements and are likely to increase as additional agreements are entered into and additional personnel are retained. See "Business
- - Patents," "Business - Licenses and Other Agreements," "Management - Employment Agreements," "Certain Transactions" and "Notes to Financial Statements." The Company may need to raise additional capital to fund its future operations and may seek such additional funding through public or private financing or collaborative, licensing and other arrangements with corporate partners. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent the company from implementing its business strategy or may require the Company to delay, scale back, or eliminate certain of its research and product development programs or to license to third parties rights to commercialize products or technologies that the Company would otherwise seek to develop itself.

Dependence on Qualified Personnel
---------------------------------

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

Competition
-----------

The market in which the Company intends to participate is highly competitive. Many of the companies in the cancer diagnostic and screening markets have substantially greater technological, financial, research and development, manufacturing, human and marketing resources and experience than the Company. Such companies may succeed in developing products that are more effective or less costly than the company's products or such companies may be successful in manufacturing and marketing their products than the Company. Physicians using imaging equipment such as x-ray mammography equipment, ultrasound or high frequency ultrasound systems, Magnetic Resonance Imaging (MRI) systems, and thermography, diaphonography and transilluminational devices may not use the company's products. Currently mammography is employed widely and the Company's ability to demonstrate the Company's ability to sell the CTLM(TM) device to medical facilities will, in part, be dependent on the Company's ability to demonstrate the clinical utility of the CTLM(TM) device as an adjunct to mammography and physical examination and its advantages over other available diagnostic tests. The competition for developing a commercial device utilizing computed tomography techniques and laser technology is difficult to ascertain given the proprietary nature of the technology. There are a significant number of academic institutions involved in various areas of research involving "optical medical imaging" which is a shorthand description of the technology the Company's CTLM(TM) device utilizes. A brief list of the most prestigious of these institutions includes the University of Pennsylvania, The City College of New York, and University College London. Two of these institutions have granted licenses on certain patented technologies to two companies: University of Pennsylvania - Non-Invasive Technologies; City College of New York - MediScience, Inc.

Technical Obsolescence
----------------------

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

Reliance on International Sales
-------------------------------

The Company intends to commence international sales of the CTLM(TM) device in Europe and Asia prior to commencing commercial sales in the United States, where sales cannot occur unless and until the Company receives pre-market approval from the FDA. Thus, until the Company receives pre-market approval from the FDA to market the CTLM(TM) device, as to which there can be no assurance, the Company revenues, if any, will be derived from sales to international distributors. A significant portion of the Company's revenues, therefore, may be subject to the risks associated with international sales, including economical and political instability, shipping delays, fluctuation of foreign currency exchange rates, foreign regulatory requirements and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a timely basis. Future imposition of, or significant increases in the level of, customs duties, export quotas or other trade restrictions could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Sales and Marketing," the regulation of medical devices, particularly in Europe, continue to develop and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

Product Liability
-----------------

The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing and marketing of cancer detection products. Significant litigation, not involving the Company, has occurred in the past based on the allegations of false negative diagnoses of cancer. While the CTLM(TM) device is being developed as a adjunct to other diagnostic techniques, there can be no assurance that the Company will not be subjected to future claims and potential liability.

Employees
---------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE
                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the over-the-counter bulletin board market. There has been trading in the Company's Common Stock since September 20, 1994. The following table sets forth, for each of the fiscal periods indicated, the high and low trade prices for the Common Stock, as reported on the OTC Bulletin Board. These per share quotations reflect inter-dealer prices in the over-the-counter market without real mark-up, mark down or commissions and may not necessarily represent actual transactions.


QUARTER ENDING                        HIGH BID            LOW BID
--------------                        --------            -------

FISCAL YEAR 1995
September 1994                          $1.38               $1.00
December 1994                           $1.44               $ .75
March 1995                              $2.19               $ .50
June 1995                               $2.12               $1.46

FISCAL YEAR 1996
September 1995                          $  .78              $ .71
December 1995                           $3.15               $ .75
March 1996                              $8.25               $8.00
June 1996                               $3.90               $3.87

FISCAL YEAR 1997
September 1996                          $3.93               $2.25
December 1996                           $3.93               $1.43
March 1997                              $4.12               $2.43
June 1997                               $3.06               $2.69

On June 30, 1997, the closing trade price of the Common Stock as reported on the OTC Bulletin Board was $2.69. As of such date, there were approximately 607 holders of record of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Twelve Months Ended June 30, 1997 and June 30, 1996
---------------------------------------------------

General and administrative expenses during the twelve months ended June 30, 1997, were $528,753 representing an increase of $231,524 from $297,229 during the twelve months ended June 30, 1996. The increase is due primarily to a substantial increase of developmental activities within the Company associated with the CTLM(TM) device. Compensation and related benefits during the twelve months ended June 30, 1997, were $3,464,124 representing an increase of $1,059,928 from $2,404,196 during the twelve months ended June 30, 1996. The increase in compensation and related benefits is due to the hiring of an additional 10 employees and the exercise of incentive and non-qualified stock options by its employees. Research and development expenses during the twelve months ended June 30, 1997, were $1,065,178 representing an decrease of $478,082 from $1,543,260 during the twelve months ended June 30, 1996. This decrease is due primarily to finalizing certain components of the CTLM(TM)device.

Advertising and promotion expenses during the twelve months ended June 30, 1997, were $166,520 representing a decrease of $106,178 from $272,698 during the twelve months ended June 30, 1996. The decrease is due primarily to the reduction of advertising in domestic and foreign medical imaging and medical device publications, public relations and investor public relations expenses.

Consulting expenses during the twelve months ended June 30, 1997, were $764,364 representing a decrease of $67,711 from $832,075 during the twelve months ended June 30, 1996. The decrease is due primarily to the termination of outside consultants as new employees are hired to perform these specific tasks.

Professional expenses during the twelve months ended June 30, 1997, were $178,402 representing a decrease of $451,882 from $630,284 during the twelve months ended June 30, 1996. The decrease is due primarily to a substantial decrease of professional fees as a result of hiring employees and non-recurring expenses associated with the clinical sites and attendant expenses.

Stockholder expenses during the twelve months ended June 30, 1997, were $20,902 representing an increase of $20,902 from $-0- during the twelve months ended June 30, 1996. The increase is due primarily to the costs associated with preparing and mailing the Company's Annual Report and Proxy Statement.

Tradeshow expenses during the twelve months ended June 30, 1997, were $154,782 representing an increase of $69,159 from $85,623 during the twelve months ended June 30, 1996. The increase is due to the cost of modifications required to the Company's exhibit for the 1996 Radiological Society of North America's Scientific Assembly and Annual Meeting in Chicago, IL.

Travel and subsistence costs during the twelve months ended June 30, 1997, were $195,585 representing an increase of $95,759 from $99,826 during the twelve months ended June 30, 1996. The increase was primarily due to increased travel and housing expenses for consultants and for travel and lodging expenses associated with exhibiting at the 1996 Radiological Society of North America's Scientific Assembly and Annual Meeting in Chicago, IL.

Rent expense during the twelve months ended June 30, 1997, was $48,897 representing a decrease of $81,951 from $130,848 during the twelve months ended June 30, 1996. This decrease was primarily due to the expiration of the Company's lease on its office space on NW 46th Street in Sunrise, FL.

Interest expense during the twelve months ended June 30, 1997, was $2,744 representing an increase of $2,744 from $-0- during the twelve months ended June 30, 1996. This increase was due to the reclassification of interest associated with the capital lease on the Company's telephone system.

Interest income during the twelve months ended June 30, 1997, was $116,972 representing an increase of $58,664 from $58,308 during the twelve months ended June 30, 1996. This increase is due to an increase of funds invested by the Company.

Depreciation and amortization expenses during the twelve months ended June 30, 1997, were $230,047 representing an increase of $118,375 from $111,672 during the twelve month period ended June 30, 1996. This increase is due primarily to the purchase of the Company's current facility and the attendant improvements.


BALANCE SHEET DATA

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations since inception by the issuance of equity securities with aggregate net proceeds of approximately $12,858,000. In March, 1996 the Company received net proceeds of approximately $3,600,000 from the private placement of its Series A Convertible Preferred Stock offering, approximately $1,600,000 from the private placement of its common stock pursuant to Regulation S of the Securities Act of 1933, as amended, and approximately $2,000,000 from the exercise of options that were granted for services rendered. In December, 1996 the Company received net proceeds of approximately $4,500,000 from the private placement of Series B Convertible Preferred Stock and Warrants pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

The Company's combined cash and cash equivalents totaled $383,223 at June 30, 1997, representing a decrease of $3,592,131 from $3,975,354 at June 30, 1996. The decrease in cash and cash equivalents is due to continuing operations.

The Company's prototype equipment totaled $1,216,585 at June 30, 1997 and $575,338 at June 30, 1996. All direct costs associated with the prototype equipment have been capitalized. The increase in prototype equipment is due to an increase in the development of the Computed Tomography Laser Mammography (CTLM(TM)) device and the manufacture of five (5) devices to be placed into clinical sites. The Company will reclassify prototype equipment as inventory when the research and development period concludes and the clinical testing begins.

The Company's property and equipment, net, totaled $3,293,297 at June 30, 1997 and $657,132 at June 30, 1996. The increase of $2,636,165 is due to the purchase of a building and the attendant improvements.

The Company does not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for research and development and the expected costs of commercializing it initial product, the CTLM(TM)device. The Company will require additional funds for its research and development, pre-clinical and clinical testing, operating expenses, Food and Drug Administration regulatory processes, and manufacturing and marketing programs. Accordingly, the Company will be required to raise additional funds prior to the end of calendar year 1997 in order to continue operations. The Company plans to raise additional funds by either: entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or, placing equity into the public market through an underwritten secondary offering. At the present time, the Company continues to receive indications of interest to provide this additional funding. The Company, however, continues to review and balance these indications of interest and funding requirements against its strategic product development goals.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              Page
                                                              ----

Independent Auditor's Report                                  F-  1
Financial Statements
Balance Sheet                                                 F-  3
Statement of Operations                                       F-  4
Statement of Stockholders' Equity                             F-  5
Statement of Cash Flows                                       F-  8
Notes to Financial Statement                                  F- 10


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective August 1, 1997, the accounting firm of Margolies and Fink, Certified Public Accounts for the Company, changed the accounting firm's name to Margolies, Fink and Wichrowski, Certified Public Accounts.


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

BUSINESS EXPERIENCE

Richard J. Grable, 55

Mr. Grable has served as Chief Executive Officer and a Director of the Company since 1994. From March, 1994, to the Present: Mr. Grable is Chief Executive Officer and a Director of Imaging Diagnostic Systems, Inc., Sunrise, Fla., a manufacturer of diagnostic imaging systems. Mr. Grable is primarily responsible for the development of the CTLM(TM) device. From January, 1994, to February, 1994: Mr. Grable was vice-president, research and development, for Lintronics Technologies, Inc., Tampa, Fla., a manufacturer of breast imaging systems. From March, 1992, to December, 1993: Mr. Grable was a an engineering consultant for Lintronics Technologies, Inc., Tampa, Fla., a manufacturer of breast imaging systems. From August, 1991 to February, 1992: Mr. Grable was an engineering consultant for Audio Intelligence Devices, Inc., Ft. Lauderdale, Fla., a manufacturer of surveillance devices. From May, 1990, to July, 1991: Mr. Grable was an engineering consultant for Telmed, Inc., Ft. Lauderdale, Fla., a software and electronic design company.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A) Exhibits included herein:

Exhibit No.                Description
----------                 -----------
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

(3)(i).6                   Amendment to Article of Incorporation - Designation of Series A Convertible Preferred
                           Shares.*

(3)(i).5                   Articles of Incorporation (Florida)*

(3)(ii).1                  By-Laws(Florida)

(3)(i).4                   Certificate of Dissolution*

3)(i).3                    Articles of Incorporation and By-Laws (New Jersey)**

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

(4).1                      Instruments Defining the Rights of Security Holders - Designation of Series A
                           Convertible  Preferred Shares.(See Exhibit (3), above).

(10).1                     Facilities Lease(s)**

(10).2                     Incentive Stock Option Plan**

(10).3                     Non-Qualified Stock Option Plan**

(10).4                     Employment Agreement(s)**

(10).5                     Lock Up Agreement By and Between The Company and Richard J. Grable, Linda B. Grable,
                           and Allan L.Schwartz*

(11)                       Schedule of computation of net loss per share.

* Filed as an Exhibit to the Company's Form 10-KSB for the year ending June 30, 1996.
** Filed as an exhibit to the Company's Form 10-SB, as amended, file number 0-26028, filed on May 6, 1995.

B) Reports on Form 8-K

99.1              Report dated June 12, 1997.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Imaging Diagnostic Systems, Inc. has duly caused this amended report on Form 10-KSB-A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Plantation, State of Florida, on the 1st day of March 1, 1999.

                                  IMAGING DIAGNOSTIC SYSTEMS, INC.

                                  By:  /S/  LINDA B. GRABLE
                                       --------------------------------------
                                       Linda B. Grable, Chairman of the Board,
                                       Director, and President.


Pursuant to the requirements of the Securities Act of 1933, as amended, this amended Report on Form 10-KSB-A has been signed by the following persons in the capacities and on the dates indicated.



Dated: March 1, 1999              By:  /S/  LINDA B. GRABLE
                                       --------------------------------------
                                       Linda B. Grable, Chairman of the Board,
                                       Director and President


Dated: March 1, 1999              By:  /S/  RICHARD J. GRABLE
                                       --------------------------------------
                                       Richard J. Grable, Director
                                       and Chief Executive Officer


Dated: March 1, 1999              By:  /S/  ALLAN L. SCHWARTZ
                                       --------------------------------------
                                       Allan L. Schwartz, Director
                                       and Executive Vice-President
                                       Chief Financial Officer
                                       (PRINCIPAL ACCOUNTING OFFICER)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)



                                TABLE OF CONTENTS


                                                                         Page

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS              F-1-2

         FINANCIAL STATEMENTS:

                  Balance Sheet                                           F-3

                  Statements of Operations                                F-4

                  Statements of Stockholders' Equity                     F-5-7

                  Statements of Cash Flows                               F-8-9

                  Notes to Financial Statements                          F-10-29

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

As discussed in Note 3 to the financial statements, the Company has restated its financial statements to reflect the changes in accounting for software development costs, recording the deemed dividends on the issuance of the preferred stock and recording the compensation on stock options in accordance with Accounting Principles Board Opinion No. 25.

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


/s/
Margolies, Fink and Wichrowski


Certified Public Accountants
Pompano Beach, Florida
August 6, 1997

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                                  Balance Sheet

                             June 30, 1997 and 1996


                                     ASSETS

                                                                                                       1997             1996
                                                                                                 ---------------   -------------
                                                                                                                      (restated)
         Current assets:
           Cash                                                                                  $     383,223       $ 3,975,354
           Restricted certificate of deposit                                                           103,500                 -
           Loans receivable-other                                                                       10,073                 -
           Prepaid expenses                                                                             56,792            15,900
                                                                                                --------------    --------------

                  Total current assets                                                                 553,588         3,991,254
                                                                                                --------------    --------------

         Property and equipment, net                                                                 3,293,297           657,132
         Prototype equipment                                                                         1,216,585           575,338
         Other assets                                                                                    9,635            53,010
                                                                                                --------------    --------------

                                                                                                 $   5,073,105       $ 5,276,734
                                                                                                ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
           Accounts payable and accrued expenses                                                 $     519,546       $   205,750
           Current maturities of capital lease obligations                                               8,928                 -
           Stockholder loans                                                                                 -            77,833
           Other current liabilities, stock options compensation payable                               319,547           946,796
                                                                                                 -------------     -------------

                  Total current liabilities                                                            848,021         1,230,379
                                                                                                 -------------     ------------

         Long-term capital lease obligations                                                            35,849                 -
                                                                                                --------------    --------------

                  Total liabilities                                                                    883,870         1,230,379
                                                                                                --------------    --------------

         Commitments and contingencies

         Stockholders' equity:
           Convertible preferred stock(Series A), 5% cumulative annual dividend, no par value;
            authorized 2,000,000 shares, issued 0 and 2,400 shares, respectively                             -         2,160,000
           Convertible preferred stock(Series B), 7% cumulative annual dividend, no par value;
            authorized 450 shares, issued 450 and 0 shares, respectively                             4,500,000                 -
           Common stock, no par value; authorized 48,000,000 shares,
            issued 24,905,084 and 23,023,789 shares, respectively                                   15,739,729        10,075,896
           Additional paid-in capital                                                                3,663,120         1,574,784
           Deficit accumulated during the development stage                                        (18,298,930)       (9,470,016)
                                                                                                --------------    --------------

                                                                                                     5,603,919         4,340,664
         Less: subscriptions receivable                                                                (35,559)          (18,684)
                  deferred compensation                                                             (1,379,125)         (275,625)
                                                                                                --------------    --------------

                  Total stockholders' equity                                                         4,189,235         4,046,355
                                                                                                --------------    --------------

                                                                                                 $   5,073,105       $ 5,276,734
                                                                                                ==============    ==============

               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                            Statements of Operations

                                                                                               From
                                                                                            Inception
                                                                                          (December 10,
                                                        Year Ended        Year Ended         1993) to
                                                       June 30, 1997     June 30, 1996     June 30, 1997
                                                       -------------     -------------    ----------------
                                                                           (restated)
Compensation and related benefits:
  Administrative and engineering                     $     2,847,238     $ 2,164,527      $    5,264,712
  Research and development                                   616,886          239,669            968,511
Research and development expenses                          1,065,178        1,543,260          2,664,172
Advertising and promotion expenses                           166,520          272,698            544,395
Selling, general and
   administrative expenses                                   528,753          297,229            905,385
Clinical expenses                                             33,506          317,310            350,816
Consulting expenses                                          764,364          832,075          1,715,908
Insurance costs                                              121,287           34,097            166,242
Professional fees                                            178,402          630,284            897,105
Stockholder expenses                                          20,902                -             20,902
Trade show expenses                                          154,782           85,623            289,276
Travel and subsistence costs                                 195,585           99,826            345,600
Rent expense                                                  48,897          130,848            221,248
Interest expense                                               2,744                -             27,053
Depreciation and amortization                                230,047          111,672            391,896
Amortization of deferred compensation                        788,000          232,500          1,134,875
Interest income                                             (116,972)         (58,308)          (175,280)
                                                     ---------------  ---------------   ----------------

                                                           7,646,119        6,933,310         15,732,816
                                                     ---------------  ---------------   ----------------

     Net loss                                             (7,646,119)      (6,933,310)       (15,732,816)

Dividends on cumulative preferred stock:
 From discount at issuance                                  (998,120)      (1,335,474)        (2,333,594)
 Earned                                                     (184,675)         (47,845)          (232,520)
                                                     ---------------   ---------------  ----------------

     Net loss applicable to common shareholders      $    (8,828,914)   $  (8,316,629)   $   (18,298,930)
                                                     ===============   ==============   ================
Net loss per common share:

 Weighted average number of common shares                 24,222,966       21,354,155         20,082,632
                                                     ===============   ==============   ================

 Primary net loss per common share                   $          (.36)   $        (.39)   $          (.91)
                                                     ===============   ==============   ================

               See accompanying notes to the financial statements.

                       IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                        Statement of Stockholders' Equity

          Period December 10, 1993 (date of inception) to June 30, 1997

                                                   Preferred Stock (Series A)    Preferred Stock (Series B)        Common Stock
                                                  ---------------------------   --------------------------  ------------------------
                                                      Number of                   Number of                   Number of
                                                       Shares       Amount          Shares        Amount        Shares       Amount
                                                  --------------   ----------   ------------   -----------  -----------   ----------
Balance at December 10,  1993(date of inception)            -0-   $     -0-        -0-     $     -0-              -0-    $       -0-

Issuance of common stock,  restated for reverse
 stock split                                                             -          -             -          510,000         50,000

Acquisition of public shell                                  -           -          -             -          178,752              -

Net issuance of additional  shares of stock                  -           -          -             -       15,342,520         16,451

Common stock sold                                            -           -          -             -           36,500         36,500

Net loss                                                     -           -          -             -                -              -
                                                  ------------   ---------    -------     ---------      -----------    -----------

Balance at  June 30, 1994                                    -           -          -             -       16,067,772        102,951

Common stock sold                                            -           -          -             -        1,980,791      1,566,595

Common stock issued in  exchange for services                -           -          -             -          115,650        102,942

Common stock issued with  employment agreement               -           -          -             -           75,000         78,750

Common stock issued for  compensation                        -           -          -             -          377,500        151,000

Stock options granted                                        -           -          -             -                -              -

Amortization of deferred compensation                        -           -          -             -                -              -

Forgiveness of officers' compensation                        -           -          -             -                -              -

Net loss                                                     -           -          -             -                -              -
                                                  ------------   ---------    -------     ---------      -----------    -----------

Balance at  June 30, 1995                                    -           -          -             -       18,616,713      2,002,238
                                                  ============   =========    =======     =========      ===========    ===========
(TABLE CONTINUED)
                                                                     Deficit
                                                                   Accumulated
                                                    Additional      During the
                                                     Paid-In       Development      Subscriptions       Deferred
                                                      Capital         Stage           Receivable      Compensation       Total
                                                    ----------   -------------      -------------    -------------    -----------
Balance at December 10, 1993(date of inception       $     -0-     $      -0-         $      -0-        $       -0-    $      -0-

Issuance of common stock, restated for reverse
 stock split                                                -              -                  -                  -        50,000

Acquisition of public shell                                 -              -                  -                  -             -

Net issuance of additional  shares of stock                 -              -                  -                  -        16,451

Common stock sold                                           -              -                  -                  -        36,500

Net loss                                                    -        (66,951)                 -                  -       (66,951)
                                                    ---------    -----------       ------------        -----------    ----------

Balance at  June 30, 1994                                   -        (66,951)                -0-                 -        36,000

Common stock sold                                           -              -           (523,118)                 -     1,043,477

Common stock issued in exchange for services                -              -                  -                  -       102,942

Common stock issued with employment agreement               -              -                  -                  -        78,750

Common stock issued for compensation                        -              -                  -                  -       151,000

Stock options granted                                 622,500              -                  -           (622,500)            -

Amortization of deferred compensation                       -              -                  -            114,375       114,375

Forgiveness of officers' compensation                  50,333              -                  -                  -        50,333

Net loss                                                    -              -         (1,086,436)                 -    (1,086,436)
                                                    ---------    -----------       ------------        -----------    ----------

Balance at  June 30, 1995                             672,833     (1,153,387)          (523,118)          (508,125)      490,441
                                                    =========    ===========       ============        ===========    ==========

                                                                                                                      (Continued)

               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                 Statements of Stockholders' Equity (Continued)

          Period December 10, 1993 (date of inception) to June 30, 1997

                                                  Preferred Stock (Series A)    Preferred Stock (Series B)        Common Stock
                                                 ---------------------------   --------------------------  -------------------------
                                                   Number of                    Number of                     Number of
                                                    Shares       Amount          Shares        Amount         Shares       Amount
                                                 ------------   ----------     ----------   -----------    ---------   -------------

Balance at June 30, 1995                                  -            -                -             -    18,616,713    2,002,238
                                                  ---------  -----------        ---------      --------    ----------   ----------

Preferred stock sold, including dividends             4,000    3,600,000                -             -             -            -

Common stock sold                                         -            -                -             -        700,471   1,561,110

Cancellation of  stock subscription                       -            -                -             -       (410,500)   (405,130)

Common stock issued in exchange for services              -            -                -             -      2,503,789   4,257,320

Common stock issued with exercise of stock option         -            -                -             -        191,500     104,375

Common stock issued with exercise of options
 for compensation                                         -            -                -             -        996,400     567,164

Conversion of preferred stock to common stock        (1,600)  (1,440,000                -             -        420,662   1,974,190

Common stock issued as payment of preferred
  stock dividends                                         -            -                -             -          4,754      14,629

Dividends accrued on preferred
 stock not yet converted                                  -            -                -             -              -           -

Collection of stock  subscriptions                        -            -                -             -              -           -

Amortization of deferred compensation                     -            -                -             -             -            -

Forgiveness of officers' compensation                     -            -                -             -             -            -

Net loss (restated)                                       -            -                -             -             -            -
                                                  ---------  -----------        ---------      --------    ----------   ----------

Balance at June 30, 1996 (restated)                   2,400    2,160,000                -             -    23,023,789   10,075,896
                                                  =========  ===========        =========      ========    ==========   ==========

(TABLE CONTINUED)
                                                                       Deficit
                                                                     Accumulated
                                                      Additional      During the
                                                       Paid-In       Development      Subscriptions      Deferred
                                                        Capital         Stage           Receivable     Compensation       Total
                                                      ----------   -------------     -------------    -------------   ------------
Balance at June 30, 1995                                 672,833      (1,153,387)         (523,118)     (508,125)          490,441
                                                      ----------  --------------     -------------     ---------      ------------

Preferred stock sold, including dividends              1,335,474      (1,335,474)                -             -         3,600,000

Common stock sold                                              -               -                 -             -         1,561,110

Cancellation of  stock subscription                            -               -           405,130             -                 -

Common stock issued in exchange for services                   -               -                 -             -         4,257,320

Common stock issued with exercise of stock option              -               -            (4,375)            -           100,000

Common stock issued with exercise of options
 for compensation                                              -               -                 -             -           567,164

Conversion of preferred stock to common stock           (534,190)              -                 -             -                 -

Common stock issued as payment of preferred
  stock dividends                                              -         (14,629)                -             -                 -

Dividends accrued on preferred
 stock not yet converted                                       -         (33,216)                -             -           (33,216)

Collection of stock  subscriptions                             -               -           103,679             -           103,679

Amortization of deferred compensation                          -               -           232,500       232,500

Forgiveness of officers' compensation                    100,667               -                 -             -           100,667

Net loss (restated)                                   (6,933,310)              -                 -             -        (6,933,310)
                                                      ----------  --------------     -------------     ---------      ------------

Balance at June 30, 1996 (restated)                     1,574,78      (9,470,016)          (18,684)     (275,625)        4,046,355
                                                      ==========  ==============     =============     =========      ============

                                                                                                                        (Continued)

               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                 Statements of Stockholders' Equity (Continued)

          Period December 10, 1993 (date of inception) to June 30, 1997

                                                   Preferred Stock (Series A)   Preferred Stock (Series B)      Common Stock
                                                  --------------------------   -------------------------- --------------------------
                                                    Number of                    Number of                 Number of
                                                     Shares         Amount        Shares       Amount      Shares         Amount
                                                  ------------- ------------    ------------ ------------ -----------  -------------
Balance at June 30, 1996 (restated)                      2,400    2,160,000            -             -     23,023,789    10,075,896
                                                  ------------  -----------  -----------    ----------   ------------  ------------

Preferred stock sold, including dividends                    -            -          450     4,500,000              -             -

Conversion of preferred stock to common stock           (2,400)  (2,160,000)           -             -      1,061,202     2,961,284

Common stock issued in  exchange for services                -            -            -             -        234,200       650,129

Common stock issued  for compensation                        -            -            -             -        353,200       918,364

Common stock issued with exercise of stock option            -            -            -             -         27,000        33,750

Common stock issued with exercise of stock options,
 through stock appreciation rights                           -            -            -             -        334,933     1,103,203

Cancellation of stock issued to employee                     -            -            -             -       (150,000)      (52,500)

Common stock issued as payment of preferred
  stock dividends                                            -            -            -             -         20,760        49,603

Payment of accrued dividends on converted shares             -            -            -             -              -             -

Dividends accrued on preferred
 stock not yet converted                                     -            -            -             -              -             -

Stock options granted                                        -            -            -             -              -             -

Collection of stock  subscriptions                           -            -            -             -              -             -

Amortization of deferred compensation                        -            -            -             -              -             -

Net loss                                                     -            -            -             -              -             -
                                                  ------------  -----------  -----------    ----------   ------------  ------------

Balance at June 30, 1997                                     -     $      -          450    $4,500,000     24,905,084   $15,739,729
                                                  ============  ===========  ===========    ==========   ============  ============

(TABLE CONTINUED)
                                                                         Deficit
                                                                       Accumulated
                                                       Additional      During the
                                                        Paid-In        Development       Subscriptions      Deferred
                                                         Capital           Stage          Receivable      Compensation       Total
                                                     ---------------  ------------      --------------    ------------    ---------
Balance at June 30, 1996 (restated)                     1,574,784        (9,470,016)       (18,684)       ( 275,625)      4,046,355
                                                    -------------   ---------------    -----------      -----------    ------------

Preferred stock sold, including dividends                 998,120          (998,120)             -                -       4,500,000

Conversion of preferred stock to common stock            (801,284)                -              -                -               -

Common stock issued in  exchange for services                   -                 -              -                -         650,129

Common stock issued  for compensation                           -                 -              -                -         918,364

Common stock issued with exercise of stock option               -                 -        (33,750)               -               -

Common stock issued with exercise of stock options,
 through stock appreciation rights                              -                 -              -                -       1,103,203

Cancellation of stock issued to employee                        -                 -              -                -         (52,500)

Common stock issued as payment of preferred
  stock dividends                                               -           (49,603)             -                -               -

Payment of accrued dividends on converted shares                -            33,216              -                -          33,216

Dividends accrued on preferred
 stock not yet converted                                        -          (168,288)             -                -        (168,288)

Stock options granted                                   1,891,500                 -              -       (1,891,500)              -

Collection of stock  subscriptions                              -                 -         16,875                -          16,875

Amortization of deferred compensation                           -                 -              -          788,000         788,000

Net loss                                                        -                 -              -                -      (7,646,119)
                                                    -------------   ---------------    -----------      -----------    ------------

Balance at June 30, 1997                            $   3,663,120     $ (18,298,930)    $  (35,559)     $(1,379,125)   $  4,189,235
                                                    =============   ===============    ===========      ===========    ============

               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                            Statements of Cash Flows

                           Increase (Decrease) in Cash

                                                                                               From
                                                                                            Inception
                                                                                         (December 10,
                                                        Year Ended       Year Ended         1993) to
                                                      June 30, 1997     June 30, 1996     June 30, 1997
                                                     --------------    --------------   ---------------
                                                                           (restated)
Net loss                                             $   (7,646,119)   $   (6,933,310)   $  (15,732,816)
                                                     --------------    --------------    --------------
Adjustments to reconcile net loss to net cash
 used for operating activities:
    Depreciation and amortization                           230,047           111,672           391,896
    Amortization of deferred compensation                   788,000           232,500         1,134,875
    Noncash compensation and consulting expenses          2,654,821         3,049,113         6,008,209
    (Increase) in restricted certificate of deposit        (103,500)                -          (103,500)
    (Increase) decrease in loans receivable
        - shareholders and others                           (10,073)           48,600           (10,073)
    (Increase) decrease in prepaid expenses                 (40,892)          (15,900)          (56,792)
    (Increase) decrease  in other assets                     43,375           (50,346)           (9,635)
    Increase in accounts payable and accrued expenses       178,724            88,074           351,258
    Increase (decrease) in other current liabilities       (627,249)          946,796           319,547
                                                    ---------------    --------------   ---------------

      Total adjustments                                   3,113,253         4,410,509         8,025,785
                                                    ---------------    --------------   ---------------

      Net cash used for operating activities             (4,532,866)       (2,522,801)       (7,707,031)
                                                    ---------------    --------------   ---------------

Cash flows from investing activities:
    Prototype equipment                                    (641,247)         (304,963)       (1,216,585)
    Capital expenditures                                 (2,815,923)         (471,930)       (3,545,256)
                                                    ---------------    --------------   ---------------

      Net cash used for investing activities             (3,457,170)         (776,893)       (4,761,841)
                                                    ---------------    --------------   ---------------

Cash flows from financing activities:
    Repayment of capital lease obligation                    (5,512)                -            (5,512)
    Proceeds from stockholder loans, net                    (77,833)           29,060                 -
    Proceeds from issuance of preferred stock             4,500,000         3,600,000         8,100,000
    Net proceeds from issuance of common stock              (18,750)        3,629,929         4,757,607
                                                    ---------------    --------------   ---------------

      Net cash provided by financing activities           4,397,905         7,258,989        12,852,095
                                                    ---------------    --------------   ---------------

Net increase (decrease) in cash                          (3,592,131)        3,959,295           383,223

Cash and cash equivalents at beginning of period          3,975,354            16,059               -0-
                                                    ---------------    --------------   ---------------

Cash and cash equivalents at end of period           $      383,223    $    3,975,354   $       383,223
                                                    ===============    ==============   ===============


                                                                                            (Continued)
               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                       Statement of Cash Flows (Continued)

                                                                                             From
                                                                                           Inception
                                                                                        (December 10,
                                                       Year Ended        Year Ended        1993) to
                                                     June 30, 1997     June 30, 1996    June 30, 1997
                                                     -------------     -------------    ----------------
                                                                           (restated)
Supplemental disclosures of cash flow information:

         Cash paid for interest                      $           2,744   $           -    $         27,053
                                                     ================= ===============   =================

Supplemental disclosures of noncash
 investing and financing activities:

         Issuance of common stock and options
           in exchange for services                  $         650,129   $   2,487,025   $       3,290,429
                                                     ================= ===============   =================


         Issuance of common stock in
           exchange for property and equipment       $               -   $      10,900   $          89,650
                                                     ================= ===============   =================


         Issuance of common stock for
           compensation                              $         918,364   $     567,164   $       1,636,528
                                                     ================= ===============   =================

         Issuance of common stock through
           exercise of incentive stock options       $       1,103,203   $           -   $       1,103,203
                                                     ================= ===============   =================

         Issuance of common stock as
           payment for preferred stock dividends     $          49,603   $      14,629   $          64,232
                                                     ================= ===============   =================

         Acquisition of property and equipment
           through the issuance of a capital
           lease payable                             $          50,289   $           -   $          50,289
                                                     ================= ===============   =================

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

The Company is in the business of developing medical imaging devices based upon the combination of the advances made in ultrafast electro-optic technology and the unique knowledge of medical imaging devices held by the founders of the Company. Previously, the technology for these imaging devices had not been available. The initial CTLMTM prototype has been developed with the use of "Ultrafast Laser Imaging Technology"TM, and this technology was first introduced at the "RSNA" scientific assembly and conference during late November 1994. The completed CTLMTM device was exhibited at the "RSNA" conference November 26-30, 1995. The Company exhibited the pilot production run CTLMTM device at the "RSNA" conference held in Chicago on December 1-6, 1996. The Company filed its initial patent application for the CTLMTM device on June 7, 1995 and has subsequently filed for foreign patent protection.

The initial CTLMTM prototype produced live images of an augmented breast on February 23, 1995. From the experience gained with this initial prototype, the Company continued its research and development resulting in new hardware and software enhancements. The Food and Drug Administration (FDA) approved calibration Investigational Device Exemption ("IDE") clinical testing in the Company's laboratory. This phase of clinical testing was approved for a small number of calibration scans on volunteers. At the conclusion of the calibration studies, the Company will commence its first clinical trial at the Strax Diagnostic Breast Institute under a Phase I - IDE application, which was approved by the FDA on February 9, 1996. Four additional clinical sites are planned by the end of calendar 1997.

The Company is currently in a development stage and is in the process of raising additional capital. There is no assurance that once the development of the CTLMTM prototype is completed and finally gains Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.


                                                                    (Continued)
                                     F - 10

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

         (c) Prototype equipment

         The direct costs associated with the final CTLMTM prototypes have been capitalized. On June 17, 1996 the Company's Director of Research and Development and the Director of Engineering decided to discontinue with the development of the then current generation proprietary scanner and data collection system (components of the prototype CTLMTM device) and to begin development of a third generation scanner and data collection system. As a result, certain items amounting to $677,395 were reclassified as follows: $512,453 as research and development expense and $164,941 as computer and lab equipment. The costs associated with the completed prototype units placed at clinical test locations will be transferred to clinical equipment at their historical cost. The original amortization period of two years was increased to five years to provide for the estimated period of time the clinical equipment would be in service to gain FDA approval.

         (d) Property, equipment and software development costs

         Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line methods over the estimated useful lives of the related assets.


                                                                     (Continued)
                                     F - 11

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

         (e) Research and Development

         Research and development expenses consist principally of expenditures for equipment and outside third-party consultants which are used in testing and the development of the Company's prototypes, product software and compensation to specific company personnel. The non-payroll related expenses include testing at outside laboratories, parts associated with the design of initial components and tooling costs, and other costs which do not remain with the developed CTLMTM prototype. The software development costs are with outside third-party consultants involved with the implementation of final changes to the developed software. All research and development costs are expensed as incurred.

         (f) Stock-based compensation

         The Company adopted Statement of Financial Accounting Standards No.
         123. "Accounting for Stock-Based Compensation" ("SFAS 123"), in fiscal 1997. As permitted by SFAS 123, the Company continues to measure compensation costs in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but provides pro forma disclosures of net loss and loss per share as if the fair value method (as defined in SFAS 123) had been applied effective July 1, 1997.

                                                                     (Continued)
                                     F - 12

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (g) Net loss per share

         Net loss per share of common stock is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding and common stock equivalents. Stock options and the convertible preferred stock are considered common stock equivalents unless their inclusion would be anti-dilutive.

         (h) Income taxes

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

         (i) Long-lived assets

         Effective July 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This statement requires companies to write down to estimated fair value long-lived assets that are impaired. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review of recoverability the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. The Company has determined that no impairment losses need to be recognized through the fiscal year ended June 30, 1997.

         (j) Reclassifications

         Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

                                                                     (Continued)
                                     F - 13

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(3)      RESTATEMENT

The June 30, 1996 financial statements have been restated to properly reflect the accrual of compensation on the qualified stock options for the officers. The effect on net loss from the compensation restatement was an increase of $946,796 for the year ended June 30, 1996. These statements were also restated to correct the calculation of the deemed dividends on the cumulative preferred stock as a result of the discount at issuance. The effect of this change was an increase to the net loss applicable to common shareholders of $337,074 ($.02 per share) for the fiscal year ended June 30, 1996.

The Company had been capitalizing the costs associated with the final development of the CTLMTM software from its initial acquisition phase to the software being used in the CTLMTM machine currently undergoing tests at clinical locations. Effective December 31, 1996, the Company has restated its financial statements to expense all additional costs incurred since the acquisition of the original software. Accordingly, the Company has expensed a total of $869,692 as additional research and development costs through December 31, 1996, of which $436,736 was applicable to the fiscal year ended June 30, 1996.

                                                         1996
                                                         ----

                  Increase in net loss               $ 1,383,532
                                                     ===========

                  Per share data:
                      Primary                        $       .06
                                                     ===========


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

As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However, management of the Company is continually negotiating with various outside entities for additional funding necessary to complete the clinical testing phase of development, required before they can receive FDA marketing clearance. In addition, management has been able to raise the necessary capital to reach this stage of product development and has been able to fund any capital requirements to date. There is no assurance that once the development of the CTLMTM prototype is completed and finally gains Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.


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

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(8)      PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

                                                                           June 30,
                                                              -------------------------------
                                                                    1997             1996
                                                              ---------------  --------------
         Furniture and fixtures                               $       240,029    $      28,199
         Building and land                                          2,081,399                -
         Clinical equipment                                           250,000                -
         Computers and equipment                                      389,373          164,270
         CTLMTM software costs                                        352,932          352,932
         Trade show equipment                                         153,193           81,416
         Laboratory equipment                                         179,862          153,758
         Leasehold improvements                                             -           38,407
                                                              ---------------  ---------------

                                                                    3,646,788          818,982
         Less: accumulated depreciation                              (353,491)        (161,850)
                                                              ---------------  ---------------

                  Totals                                      $     3,293,297    $     657,132
                                                              ===============  ===============

The estimated useful lives of property and equipment for purposes of computing depreciation and amortization are:

                  Furniture, fixtures, clinical, computers, laboratory
                   equipment and trade show equipment                           5-7 years
                  Building                                                       40 years
                  CTLMTM software costs                                           5 years
                  Leasehold improvements                                        Length of lease

Telephone equipment, acquired under a long-term capital lease at a cost of $50,289, is included in furniture and fixtures. The net unamortized cost of the CTLMTM software at June 30, 1997 and 1996 are $225,007 and $279,353, respectively, which represents the net realizable value of the CTLMTM software at the end of each period presented. Amortization expense related to the CTLMTM software for each period presented in the statement of operations is as follows:
                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(8)      PROPERTY AND EQUIPMENT (Continued)

                           Period ended                       Amount
                           ------------                      --------
                               6/30/97                      $  54,345
                               6/30/96                         54,345
                               6/30/95                         19,160
                               6/30/94                             73
                                                            ---------

                             Total                          $ 127,923
                                                            =========


(9)      OTHER ASSETS

Other assets consist of the following:

                                                                            June 30,
                                                              ---------------------------------
                                                                     1997             1996
                                                              ----------------- ---------------
         Deposit on purchase of new building                  $               -  $       50,000
         Security deposits                                                9,635           3,010
                                                              ----------------- ---------------

                  Totals                                      $           9,635  $       53,010
                                                              ================= ===============

The Company had paid a $50,000 deposit on the acquisition of a building, with a purchase price of $1,250,000, as of June 30, 1996, which was finally acquired on August 29, 1996.


(10)     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                                          June 30,
                                                              -------------------------------
                                                                   1997             1996
                                                              ----------------  -------------
         Accounts payable - trade                             $        276,096    $   165,047
         Preferred stock dividends payable                             168,288         33,216
         Accrued property taxes payable                                 14,000              -
         Accrued compensated absences                                   56,632              -
         Payroll taxes payable                                           4,530          7,487
                                                              ----------------  -------------

                  Totals                                      $        519,546    $   205,750
                                                              ================  =============

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

         Year ending June 30,
         -------------------
                  1998                                                          $    12,384
                  1999                                                               12,384
                  2000                                                               12,384
                  2001                                                               12,384
                  2002                                                                4,128
                                                                                -----------

                  Total minimum lease payments                                       53,664
                  Less amount representing interest                                  (8,887)
                                                                                -----------

                  Present value of net minimum lease payments                        44,777

                  Less current portion                                               (8,928)
                                                                                -----------
                  Long-term portion                                             $    35,849
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


(13)     CONVERTIBLE PREFERRED STOCK

On April 27, 1995, the Company amended the Articles of Incorporation to provide for the authorization of 2,000,000 shares of no par value preferred stock. The shares were divided out of the original 50,000,000 shares of no par value common stock. All Series of the convertible preferred stock are not redeemable and automatically convert into shares of common stock at the conversion rates three years after issuance.

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

Since the Series A Preferred Stock is issued with a 25% discounted conversion price from market value, a deemed preferred stock dividend of $1,335,474 has been recorded at the issuance of the preferred stock.

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

Since the Series B Preferred Stock is issued with a 18% discounted conversion price from market value, a deemed preferred stock dividend of $998,120 has been recorded at the issuance of the preferred stock.

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

As of June 30, 1996, there were a total of 425,416 shares of common stock issued as a result of the conversion of the Series A Convertible Preferred Stock and the related accumulated dividends. (See Note 13)

Common stock issued to employees as a result of the exercise of their incentive stock options and their non-qualified stock options during the fiscal year ended June 30, 1996 amounted to 1,187,900, of which 996,400 shares were issued pursuant to the provisions of the non-qualified stock options and were exercised in a "cash-less" transaction, resulting in compensation to the officers of $567,164. Compensation cost was measured as the excess of fair market value of the shares received over the value of the stock options tendered in the transaction. The excess of fair market value at July 15, 1995 approximated $.57 per share on the 996,400 shares issued.

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

         6. Exercise of incentive stock options comprised of 27,000 shares ($33,750) exercised and paid for at $1.25 per share, and 334,933 shares ($1,103,203) acquired in the exchange for options tendered in a cash less transaction .

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

On March 29, 1995 the incentive stock option plan was approved by the Board of Directors and adopted by the shareholders at the annual meeting. This plan provides for the granting, exercising and issuing of incentive stock options pursuant to Internal Revenue Code Section 422. The Company may grant incentive stock options to purchase up to 5% of the issued and outstanding common stock of the Company at any time. The Board of Directors has direct responsibility for the administration of these plans.

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

Transactions and other information relating to the plans are summarized as follows:

                                        Incentive Stock Options               Nonqualified Options
                                    -----------------------------      ------------------------------
                                        Shares    Wtd. Avg. Price         Shares      Wtd. Avg. Price
Outstanding at June 30, 1994                    -0-                                -0-
   Granted                                  75,000    $ 1.40                1,500,000         $ 1.12
   Exercised                                     -                                  -
                                    --------------                      -------------

Outstanding at June 30, 1995                75,000      1.40                1,500,000           1.12
   Granted                                 770,309      1.66                  750,000           1.44
   Exercised                              (164,956)      .92               (1,800,000)          1.50
                                    --------------                      -------------

Outstanding at June 30, 1996               680,353      1.81                  450,000            .13
   Granted                                 371,377      3.27                  750,000           3.88
   Exercised                              (395,384)     1.10                        -
                                    --------------                      -------------

Outstanding at June 30, 1997               656,346      3.07                1,200,000           2.47
                                    ==============                      =============

At June 30, 1997, 270,526 of the incentive stock options were vested and exercisable and the 1,200,000 non-qualified stock options were fully vested and exercisable. The stock options vest at various rates over periods up to ten years. Shares of authorized common stock have been reserved for the exercise of all options outstanding. The following option transactions have occurred:

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


(17)     COMMITMENTS AND CONTINGENCIES

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

As additional consideration for his development efforts in the CTLMTM prototype, the chief executive officer has been granted a "development royalty" which will be paid based upon the net foreign and domestic sales, after direct costs and commissions, of the CTLMTM device. The royalty percent ranges from 2.5% to a maximum of 5%, based upon varying levels of gross sales.

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

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(17)     COMMITMENTS AND CONTINGENCIES (Continued)

On July 1, 1996, the Company entered into a "Re-Seller Agreement" with an organization located in Italy, for the sole purpose of providing the organization with exclusive distribution rights within the three countries defined by the agreement. The term of this agreement shall be for twenty-nine months, and the Company and Distributor agree to renew the agreement for an additional two years if the Distributor makes purchases of the CTLMTM device in an aggregate amount of at least four million U.S. dollars ($4,000,000) during the Initial Term of this agreement.


(18)     SUBSEQUENT EVENT

On September 10, 1997 the Company executed a formal "Term Sheet" with an investor to raise additional equity capital. The Company will receive net proceeds of approximately $1,780,000, after commissions, by issuing in a Regulation D Private Placement shares of its common stock. The actual number of shares of common stock to be issued will be determined at closing, and will be based upon an average price of the common stock, five days prior to closing. The closing of this offering is expected to take place within fifteen days. The stock will be restricted under Rule 144 for either a one or two year period, which will also be finalized at closing. The Company will also issue 400,000 warrants, exercisable over the next five years, at an exercise price equal to twice the closing price of the private placement offering.

On September 11, 1997 the Company accepted a letter of intent for the issuance of $2,500,000 of "Series C Convertible Preferred Stock". The holders of the preferred shares shall have demand registration rights pursuant to a registration rights agreement which shall be signed contemporaneously with the subscription agreement. The closing of this offering is expected to take place within fifteen days.