Form 10QSB/A
period 1997-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1999-03-04
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 1997
                                            ------------------

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

      The number of shares outstanding of each of the issuer's classes of equity as of September 30, 1997: 25,282,584 shares of Common Stock, no par value; and, 450 shares of Series B, and 210 shares of Series C Preferred Convertible Stock, no par value.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)


Part I - Financial Information                                                  Page
------------------------------                                                  ----
Condensed Balance Sheet -
      September 30, 1997 and June 30, 1997                                       3

Condensed Statement of Operations -
      Three months ended September 30, 1997
      and 1996,and December 10,
      1993 (date of inception) to September 30, 1997                             4

Condensed Statement of Cash Flows -
      Three months ended September 30, 1997 and
      1996, and December 10, 1993 (date of inception)
      to September 30, 1997                                                      5


Notes to Condensed Financial Statements                                          6

Management's Discussion and Analysis of
Financial Condition and Results                                                  7

Part II - Other Information


Item 1.    Legal Proceedings                                                     9

Item 2.    Changes in Securities                                                 9

Item 3.    Defaults Upon Senior Securities                                       9

Item 4.    Submission of Matters To a Vote of Security Holders                   9


Item 5.    Other Information                                                     9

Item 6.    Exhibits and Reports on Form 8-K                                      11


                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)

                             Condensed Balance Sheet


                                     Assets

                                                September 30, 1997          June 30, 1997
                                                ------------------          -------------
                                               (Unaudited) Restated           * Restated
Current Assets

      Cash                                       $    1,910,887            $      383,223
      Restricted Certificate of Deposit                 103,500                   103,500
      Prepaid expenses                                   44,223                    56,792
      Loan Receivable                                     8,073                    10,073
                                                 --------------            --------------

           Total Current Assets                       2,066,683                   553,588
                                                 --------------            --------------

Property and Equipment, net                           3,289,436                 3,293,297
                                                 --------------            --------------

Prototype Equipment                                   1,348,456                 1,216,585
Other Assets                                              9,635                     9,635
                                                 --------------            --------------
                                                      1,358,091                 1,226,220
                                                 --------------            --------------

Total Assets                                     $    6,714,210            $    5,073,105
                                                 ==============            ==============


                      Liabilities and Stockholders' Equity


Current Liabilities
      Accounts Payable
           and Accrued Expenses                  $      976,071            $      670,805
      Current maturity of capital
           lease obligation                              12,210                     8,928
      Accrued Dividends Payable                         247,685                   168,288
      Shareholder Loans                                 520,407                         -
                                                 --------------            --------------

Total Current Liabilities                             1,756,373                   848,021
                                                 --------------            --------------

Long-term capital lease
           obligation                                    30,380                    35,849
                                                 --------------            --------------

Stockholders' Equity
      Convertible Preferred
           (Series B) 7% cum. Div.                    4,500,000                 4,500,000
      Convertible Preferred
           (Series C)                                 2,100,000                         -
      Common Stock                                   17,159,401                15,739,729
      Additional Paid-In-Capital                      4,368,858                 3,663,120
      Deficit Accumulated during
           development stage                        (20,810,071)              (18,298,930)
                                                 --------------            --------------

                                                      7,318,188                 5,603,919

Less subscription receivable                            (35,559)                  (35,559)
Less deferred compensation                           (2,355,172)               (1,379,125)
                                                 --------------            --------------

Total Stockholders' Equity                            4,927,457                 4,189,235
                                                 --------------            --------------

Total Liabilities and
           Stockholders' Equity                  $    6,714,210            $    5,073,105
                                                 ==============            ==============

                  * Condensed from audited financial statements
                   The accompanying notes are an integral part
                     of these condensed financial statements

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)
                                   (Unaudited)

                        Condensed Statement of Operations

                                               Three Months Ended        Since Inception
                                                  September 30,           (12/10/93) to
                                              1997            1996      September 30, 1997
                                              --------------------      ------------------
                                               Restated     Restated
Operating Expenses:
      Compensation and related
      benefits:
       Administrative/Engineering               $408,422       $431,859       $5,673,134
       Research and development                   94,037              -        1,062,548
      Research/Development expenses              155,837         49,714        2,820,009
      Advertising/Promotion                       25,083         27,924          569,478
      General/Administrative                     329,403         84,001        1,234,788
      Clinical expenses                              627          1,828          351,443
      Consulting expenses                          5,146          8,300        1,721,054
      Insurance costs                             48,117              -          214,359
      Professional fees                          116,990         22,415        1,014,095
      Stockholder expenses                        52,833              -           73,735
      Trade show expenses                         39,730         39,209          329,006
      Travel and subsistence costs                16,758         35,602          362,358
      Rent expense                                     -         13,498          221,248
      Interest expense                                 -              -           27,053
      Depreciation and amortization               69,373         62,916          461,269
      Amortization of
       deferred compensation                     364,578        197,000        1,499,453
      Interest Income                               (928)       (36,430)        (176,208)
                                            ------------  -------------     ------------

                                               1,726,006        937,836       17,458,822
                                            ------------  -------------     ------------

           Net Loss                          ($1,726,006)     ($937,836)    ($17,458,822)
Dividends on cumulative
      preferred stock:
      From discount at issuance                 (705,738)             -       (3,039,332)
      Earned                                     (79,397)             -         (311,917)
                                            ------------  -------------     ------------

Net loss applicable to common
 shareholders                                ($2,511,141)     ($937,836)    ($20,810,071)
                                            ============  =============     ============

Net loss per common share                          ($.10)         ($.04)           ($.95)
                                            ============  =============     ============

Weighted avg.
 no. of common shares                         25,198,562     24,192,124       21,868,663
                                            ============  =============     ============

                   The accompanying notes are an integral part
                     of these condensed financial statements

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)

                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                          Three Months            Since inception
                                                       Ended September 30,         (12/10/93) to
                                                   1997                 1996     September 30, 1997
                                                   ---------------------------   ------------------
                                                   Restated          Restated
Cash  provided by (used for) Operations:
       Net loss                                    ($ 1,726,006)   ($   937,836)   ($17,458,822)
       Changes in assets and liabilities                667,016         524,295       8,692,801
                                                   ------------    ------------    ------------
       Net cash provided by operations               (1,058,990)       (413,541)     (8,766,021)
                                                   ------------    ------------    ------------

Investments
      Capital expenditures                              (65,512)     (1,960,564)     (4,827,353)
                                                   ------------    ------------    ------------
      Cash used for investments                         (65,512)     (1,960,564)     (4,827,353)
                                                   ------------    ------------    ------------


Cash flows from financing activities:
      Repayment of capital lease obligation              (2,188)              -          (7,700)
      Other financing activities                        520,407         (77,833)        520,407
      Proceeds from issuance of preferred stock       2,100,000               -      10,200,000
      Net proceeds from issuance of common stock         33,947               -       4,791,554
                                                   ------------    ------------    ------------

      Net cash provided by financing activities       2,652,166         (77,833)     15,504,261
                                                   ------------    ------------    ------------

Net increase(decrease) in cash                        1,527,664      (2,451,938)      1,910,887

Cash, beginning of period                               383,223       3,975,354               -
                                                   ------------    ------------    ------------

Cash, end of period                                $  1,910,887    $  1,523,416    $  1,910,887
                                                   ============    ============    ============

                   The accompanying notes are an integral part
                     of these condensed financial statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 -    BASIS OF PRESENTATION

The financial information included herein has been condensed from financial statements prepared September 30, 1997. The results of operations for the three-month period ended September 30, 1997 is not necessarily indicative of the results to be expected for the full year. The current three-month period ended September 30, 1997 and the comparative three-month period ended September 30, 1996 financial statements have been restated to conform with Form 10-KSB financial statements for fiscal year ending June 30, 1997 and prior periods which have been restated.


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

As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However, management of the Company is continually negotiating with various outside entities for additional funding necessary to complete the clinical testing phase of development, required before they can receive FDA marketing clearance. Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for capital requirements to date. There is no assurance that once development of the CTLMTM prototype is completed and Food and Drug Administration marketing clearance is obtained, that the CTLM(TM) will achieve market acceptance or that the Company will achieve a profitable level of operations.

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

NOTE 4 - RESTATEMENT

The September 30, 1996 Form 10-QSB condensed statement of operations has been restated to reflect certain adjustments that were made effective December 31, 1996.

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


The Company has incurred net losses from continuing operations, before discounts and dividends on convertible preferred stock issuances, since inception through September 30, 1997 of approximately $20,810,071. The Company anticipates that loss from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLMtm and other research and development activities. There can be no assurances that the CTLMtm will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLMtm to allow the Company to operate profitably.


RESULTS OF OPERATIONS

General and administrative expenses during the three months ended September 30, 1997, were $329,403 representing an increase of $245,402 for the corresponding period for 1996. The increase during the three-month period ending September 30, 1997, was primarily due to an expansion of the general operations of the Company associated with hiring additional employees and relocating the Company's operations to a new facility. These financial statements on a three-month basis have been restated to conform with Form 10-KSB financial statements for fiscal year ending June 30, 1997 and prior periods which have been restated.


Compensation and related benefits during the three months ended September 30, 1997, was $502,459 representing an increase of $70,600 for the corresponding period for 1996. This increase was primarily due to an increase in compensation expense as a result of the hiring of an additional 12 employees.

Research and development expenses during the three months ended September 30, 1997, was $502,459 representing an increase of $70,600 for the corresponding period for 1996. This increase was primarily due to an increase in compensation expense as a result of the hiring of an additional 12 employees.

Advertising and promotion expenses during the three months ended September 30, 1997, were $25,083 representing a decrease of $2,841 for the corresponding period for 1996. The slight decrease is due primarily to the reduction of advertising in domestic and foreign medical imaging and medical device publications.

Consulting expenses during the three months ended September 30, 1997, were $5,146 representing a decrease of $3,154 for the corresponding period for 1996. The decrease is due primarily to the termination of outside consultants needed for special non-recurring projects.

Insurance costs during the three months ended September 30, 1997, were $48,117 representing an increase of $48,117 for the corresponding period for 1996. The total increase is due to the premiums associated with new Directors and Officers Liability insurance and additional health and workers' comp. Insurance.

Professional expenses during the three months ended September 30, 1997, were $116,990 representing an increase of $94,575 for the corresponding period for 1996. The three-month increase is due primarily to an increase in legal fees on legal matters described in Item 1. Legal Proceedings.

Stockholder expenses during the three months ended September 30, 1997, were $52,833 representing an increase of $52,833 for the corresponding period for 1996. The three-month increase is due primarily to the costs associated with preparing and mailing the Company's Annual Report and Proxy Statement

Tradeshow expenses during the three months ended September 30, 1997, were $39,730 representing an increase of $521 for the corresponding period for 1996. The increase is due to normal charges associated with exhibiting at the 1997 Radiological Society of North America's Scientific Assembly and Annual Meeting in Chicago, IL.

Travel and subsistence costs during the three months ended September 30, 1997, were $16,758 representing a decrease of $18,844 for the corresponding period for 1996. The three-month decrease was primarily due to reduced travel and housing expenses for consultants

Rent expense during the three months ended September 30, 1997, were $-0-representing a decrease of $13,498 for the corresponding period for 1996. This decrease was primarily due to the expiration of the Company's lease on its office space on NW 46th Street in Sunrise, FL.

Interest expense during the three months ended September 30, 1997, was $-0-representing no change from the corresponding period for 1996. There were no interest expenses incurred for either period.

Interest income during the three months ended September 30, 1997, was $928 representing a decrease of $35,502 for the corresponding period for 1996. This decrease is due to a decrease of funds invested by the Company.


Depreciation and amoritization expenses during the three months ended September 30, 1997, was $69,373 representing an increase of $6,457 for the corresponding period for 1996. This increase is due primarily to the purchase of additional capital assets subject to depreciation.

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

Property and Equipment was valued at $3,289,436 as of September 30, 1997, this is a decrease of $3,861 from $3,293,297 for the year ended June 30, 1997. This decrease is due primarily to the depreciation of property and equipment.

Prototype Equipment was valued as of September 30, 1997, at $1,348,456. This represents an increase of $131,871 from $1,216,585 for the year ended June 30, 1997. This increase is due primarily to an increase in developmental activities leading to the commercialization of the CTLM(TM) device.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

On July 10, 1997, the Company filed an action in the Circuit Court of the 17th Judicial Circuit in and for Broward County, case no. 97-10533, against Mr. Valey Kamalov ("Kamalov"). The complaint alleges that Kamalov, an ex-employee of the Company, violated his employment agreement with the Company while employed and after terminating his employment with the Company by violating non-compete, confidentiality, and invention covenants of the agreement. Upon filing the complaint, the Company sought and was granted injunctive relief against Kamalov during the pendency of the proceedings. The matter is in the discovery stage.

The Company is not aware of any other material legal proceedings, pending or contemplated, to which the Company is, or would be, a party or of which any of its property is, or would be, the subject


ITEM 2.    CHANGES IN SECURITIES.

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

                None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

                None.

ITEM 5.    OTHER INFORMATION.


NASDAQ Listing
--------------

The Company's stock is traded on the OTC/Bulletin Board and is deemed to be a "penny stock". The Securities and Exchange Commission (the "Commission") has adopted regulations, which generally define Penny Stocks to be an Equity Security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. At present, the market price of the Company's Common Stock is substantially less than $5.00 per share and therefore may be designated as a "penny stock." pursuant to the rules under the Securities Exchange Act of 1934, as amended. Such a designation requires any broker or dealer selling such securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser, and determine that the purchaser is reasonably suitable to purchase such securities. These rules may restrict the ability of Broker/Dealers to sell the Company's Common Stock and may affect the ability of shareholders to sell their Shares. The issuance of large amounts of common stock upon conversion and the subsequent sale of such shares may further depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change of control of the Company.

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


The Company in fact, did implement its proposal and on March 12th, provided NASDAQ with copies of all things necessary to satisfy any concerns that the Panel had regarding the Shareholder. On March 31, 1997, prior to the time NASDAQ acted on the proposal, Barrons published an inaccurate article stating that a NASDAQ spokesman indicated that the listing would be denied. For the 36 trading day period prior to the date of this article the Company's stock traded at $3.00 and above. The article had a predictable negative impact on the Company's stock and the price dropped below $3.00 and did not recover, despite a retraction from Barrons on April 7, 1997. Based upon this decline the NASDAQ staff has refused to approve the Company for listing on the NASDAQ Small Cap Market.

The following table sets forth, for each of the fiscal periods indicated, the high and low bid prices for the Common Stock, as reported on the OTC Bulletin Board. These per share quotations reflect inter-dealer prices in the over-the-counter market without real mark-up, markdown, or commissions and may not necessarily represent actual transactions.

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

Private Placement
-----------------

On October 6, 1997, the Company finalized the private placement to Austost Anstalt Schaan, UFH Endowment, Inc., Chris Baum, Avalon Capital Limited, Dominion Capital, Ltd. and The Cuttyhunk Fund Limited and aggregate of 210 shares of its Series C Convertible Preferred Stock ("the "Preferred Shares") at a purchase price of $10,000 per share and Warrants to purchase up to 105,000 shares of the Company's common stock at an exercise price of $1.63 per share. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the ("Regulation S Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $1.63 per share.

The Preferred Shares are convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, without additional consideration. Pursuant to the Subscription Agreement, the Series C Holder, or any subsequent holder of the Preferred Shares, was prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock of the Company.. The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion is determined by dividing (i) the sum of $10,000 by (ii) the Conversion Price in effect at the time of conversion. The "Conversion Price" is equal to seventy five percent (75%) of the Average Closing Price of the Corporation's Common Stock for the five-day trading period ending on the day prior to the date of conversion provided, however, in no event was the Conversion Price to be greater than $1.222 per share.

Pursuant to the Regulation S Sale documents, the Company was also required to escrow an aggregate of 3,435,583 shares of its common stock (200% of the number of shares the Purchasers would have received if the Preferred Shares were exercised on the closing date of the Regulation S Sale). The shares underlying the Preferred Shares and Warrants were entitled to demand registration rights in the event that Regulation S is amended prior the conversion of the Preferred Stock. . In connection with this sale, the Company paid Settondown Capital International, Ltd., an unaffiliated Investment Banker an aggregate of $220,500 for placement and legal fees. Net proceeds to the Company of $1,879,500 were used for working capital and the continuous research, development and testing of the Company's CTLM(TM) device.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
None

(a) Exhibits

Exhibits                                                  Description
--------                                                  -----------

(b) Reports on Form 8-K          Form 8-K filed with the Securities and Exchange
                                 Commission on October 14, 1997 and incorporated by reference

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized to sign as an officer and as the principal financial officer of the registrant.




Dated: March 4, 1999         IMAGING DIAGNOSTIC SYSTEMS, INC.

                               By:  /s/ Allan L. Schwartz
                                    -------------------------------------------
                                    Allan L. Schwartz, Executive Vice-President
                                    Chief Financial Officer