Form 10QSB/A
period 1997-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1999-03-29
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A2

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 1997
                                            -----------------

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

                   6531 N.W. 18th Court, Plantation, FL 33313
                   ------------------------------------------
                    (address of principal office) (Zip Code)

                  Registrant's telephone number: (954) 581-9800

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No_____

      The number of shares outstanding of each of the issuer's classes of equity as of December 31, 1997: 27,826,584 shares of Common Stock, no par value; and, 450 shares of Series B, 10 shares of Series C and 54 shares of Series D Preferred Convertible Stock, no par value.


                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)



Part I - Financial Information                                                                      Page
------------------------------                                                                      ----
Condensed Balance Sheet -
      December 31, 1997 and June 30, 1997.......................................                     3

Condensed Statement of Operations Six months ended December 31, 1997 and
      1996,and December 10,
      1993(date of inception)   to December 31, 1997............................                     4

Condensed Statement of Cash Flows Six months ended December 31, 1997 and 1996, and December 10, 1993 (date of inception)
      to December 31,1997.......................................................                     5


Notes to Condensed Financial Statements.........................................                     6

Management's Discussion and Analysis of
Financial Condition and Results.................................................                     7

Part II - Other Information

Item 1,    Legal Proceedings....................................................                     18

Item 2,    Changes in Securities................................................                     18

Item 3,    Defaults Upon Senior Securities......................................                     18

Item 4,    Submission of Matters To a Vote of
                Security Holders ...............................................                     18

Item 5,    Other Information....................................................                     18

Item 6,    Exhibits and Reports on Form 8-K.....................................                     21

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)

                             Condensed Balance Sheet
                                     Assets
                                                          December 31, 1997   June 30, 1997
                                                          -----------------   -------------
                                                         (Unaudited) Restated  * Restated
Current Assets
      Cash                                                   $    575,084    $    383,223
      Restricted Certificate of Deposit                                --         103,500
      Loan receivable-other                                         4,573          10,073
      Prepaid expenses                                             12,653          56,792
      Other current assets                                        120,441              --
                                                             ------------    ------------

           Total Current Assets                                   712,751         553,588
                                                             ------------    ------------

Property and Equipment, net                                     3,310,630       3,293,297
                                                             ------------    ------------

Prototype Equipment                                             1,648,216       1,216,585
Other Assets                                                        9,635           9,635
                                                             ------------    ------------

Total Assets                                                 $  5,681,232    $  5,073,105
                                                             ============    ============

                      Liabilities and Stockholders' Equity
Current Liabilities
      Accounts Payable and Accrued Expenses                  $  1,206,406    $    839,093
      Current maturity of capital
           lease obligation                                         9,314           8,928
      Shareholder Loans                                           360,407              --
                                                             ------------    ------------

Total Current Liabilities                                       1,576,127         848,021
                                                             ------------    ------------

Long-term capital lease obligation                                 29,995          35,849
                                                             ------------    ------------

Stockholders' Equity
      Convertible Pfd (Series B) 7% cum. Div                    4,500,000       4,500,000
      Convertible Preferred (Series C)                            100,000              --
      Convertible Preferred (Series D)                            540,000              --
      Common Stock                                             20,525,320      15,739,729
      Additional Paid-In-Capital                                3,879,160       3,663,120
      Deficit Accumulated during
           development stage                                  (23,443,217)    (18,298,930)
                                                             ------------    ------------

                                                                6,101,263       5,603,919

Less subscription receivable                                      (35,559)        (35,559)
Less deferred compensation                                     (1,990,594)     (1,379,125)
                                                             ------------    ------------

Total Stockholders' Equity                                      4,075,110       4,189,235
                                                             ------------    ------------

Total Liabilities and Stockholders' Equity                   $  5,681,232    $  5,073,105
                                                             ============    ============

                  * Condensed from audited financial statements
                   The accompanying notes are an integral part
                 of these condensed financial statements END OF

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)
                                   (Unaudited)

                        Condensed Statement of Operations

                                                             Six Months Ended             Three Months Ended       Since Inception
                                                                December 31,                  December 31,           (12/10/93) to
                                                           1997             1996          1997            1996    December 31, 1997
                                                           ----             ----          ----            ----    -----------------
                                                        Restated          Restated      Restated        Restated
Operating Expenses:
      Compensation and related benefits:
      Administrative/Engineering                    $    810,195    $    820,216    $    401,773    $    494,235    $  6,074,907
      Research and development                           163,355         297,780          69,318         191,902       1,131,866
      Research/Development expenses                      310,400         612,681         154,563         130,011       2,974,572
      Advertising/Promotion                              294,469         102,229         269,386          74,305         838,864
      General/Administrative                             493,696         275,472         164,293         207,149
                                                                                                                       1,399,081
      Clinical expenses                                    4,652          11,852           4,025          10,024
                                                                                                                         355,468
      Consulting expenses                                484,797          37,420         479,651          29,120
                                                                                                                       2,200,705
      Insurance costs                                     92,112          59,144          43,995          43,466         258,354
      Professional fees                                  339,975          65,672         222,985          43,257
                                                                                                                       1,237,080
      Stockholder expenses                                73,487          23,373          20,654          23,373          94,389
      Trade show expenses                                 99,003         114,796          59,273          75,587
                                                                                                                         388,279
      Travel and subsistence costs                        55,406          86,948          38,648          51,346
                                                                                                                         401,006
      Rent expense                                        21,623          36,506          21,623          23,008
                                                                                                                         242,871
      Interest expense                                        --             391              --             391
                                                                                                                          27,053
      Depreciation and amortization                      138,747         126,107          69,374         128,512
                                                                                                                         530,643
      Amortization of
       deferred compensation                             729,156         394,000         364,578         197,000       1,864,031
      Interest Income                                    (13,751)        (51,417)        (12,823)        (14,987)       (189,031)
                                                     -----------    ------------    ------------    ------------    ------------

                                                       4,097,322       3,013,170       2,371,316       1,707,699      19,830,138
                                                     -----------    ------------    ------------    ------------    ------------

           Net Loss                                  ($4,097,322)    ($3,013,170)    $(2,371,316)    ($1,707,699)   ($19,830,138)

Dividends on cumulative preferred stock:
      From discount at issuance                         (888,171)       (998,120)       (182,433)       (998,120)     (3,221,765)
      Earned                                            (158,794)        (12,082)        (79,397)        (12,082)       (391,314)

Net loss applicable to
 common shareholders                                 ($5,144,287)    ($4,023,372)    ($2,633,146)    ($2,717,901)   ($23,443,217)
                                                     ===========    ============    ============    ============    ============

Net loss per common share:
Basic:
Net loss per common share                                  ($.21)          ($.17)          ($.11)          ($.11)         ($1.13)
                                                     ===========    ============    ============    ============    ============
Weighted avg. no. of shares                           25,581,160      23,820,035      25,963,757      25,926,254      20,765,310
                                                     ===========    ============    ============    ============    ============
Diluted:
Net loss per common share                                  ($.21)          ($.17)          ($.11)          ($.11)         ($1.13)
                                                     ===========    ============    ============    ============    ============
Weighted avg. no. of shares                           25,581,160      23,820,035      25,963,757      25,926,254      20,765,310
                                                     ===========    ============    ============    ============    ============

                   The accompanying notes are an integral part
                     of these condensed financial statements

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)

                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                           Six Months            Since inception
                                                        Ended December 31,        (12/10/93) to
                                                     1997              1996     December 31, 1997
                                                   --------------------------   -----------------
                                                    Restated         Restated
Cash  provided by (used for) Operations:
       Net loss                                    ($ 4,097,322)   ($ 3,013,170)   ($19,830,138)
       Changes in assets and liabilities              1,824,408       1,809,634       9,850,193
                                                   ------------    ------------    ------------
       Net cash provided by operations               (2,272,914)     (1,203,536)     (9,979,945)
                                                   ------------    ------------    ------------

Investments
      Capital expenditures                             (587,711)     (3,306,835)     (5,349,552)
                                                   ------------    ------------    ------------
      Cash used for investments                        (587,711)     (3,306,835)     (5,349,552)
                                                   ------------    ------------    ------------


Cash flows from financing activities:
      Repayment of capital lease obligation              (5,468)           (641)         10,980)
      Other financing activities                        360,407         (77,833)        360,407
      Proceeds from issuance of preferred stock       2,600,000       4,500,000      10,700,000
      Net proceeds from issuance of common stock         97,547              --       4,855,154
                                                   ------------    ------------    ------------

      Net cash provided by financing activities       3,052,486       4,421,526      15,904,581
                                                   ------------    ------------    ------------

Net increase(decrease) in cash                          191,861         (88,845)        575,084

Cash, beginning of period                               383,223       3,975,354              --
                                                   ------------    ------------    ------------

Cash, end of period                                $    575,084    $  3,886,509    $    575,084
                                                   ============    ============    ============

                   The accompanying notes are an integral part
                     of these condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -    BASIS OF PRESENTATION

The financial information included herein has been condensed from financial statements prepared December 31, 1997. The results of operations for the six-month period ended December 31, 1997 is not necessarily indicative of the results to be expected for the full year. Prior 1997 financial statements on a three-month and six-month basis have been restated to conform with Form 10-KSB financial statements for fiscal years ending June 30, 1997 and June 30, 1998 which have been restated. END OF REVISION

NOTE 2 - GOING CONCERN

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

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


The Company has incurred net losses, before discounts and dividends on convertible preferred stock issuances, since inception through December 31, 1997 of approximately $19,830,138. The Company anticipates that loss from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLMtm and other research and development activities. There can be no assurances that the CTLMtm will be approved by the FDA, achieve market acceptance or that sufficient revenues will be generated from sales of the CTLMtm to allow the Company to operate profitably.

RESULTS OF OPERATIONS

General and administrative expenses during the three months and six months ended December 31, 1997, were $164,293 and $493,696, respectively, representing a decrease of $42,856 and an increase of $218,224 for the corresponding periods for 1997. The decrease during the three-month period ending December 31, 1997, was primarily due to certain administrative costs incurred during the three-month period ending December 31, 1996 associated with the move to our new building in November of 1996.

Compensation and related benefits during the three months and six months ended December 31, 1997, were $471,091 and $973,550, respectively, representing an increase of $215,046 and an increase of $144,446 for the corresponding periods for 1996. This increase was primarily due to additional compensation expenses as a result of the hiring of an additional 12 employees during the calendar year 1997.

Research and development expenses during the three months and six months ended December 31, 1997, were $154,563 and $310,400, respectively, representing an increase of $24,552 and a decrease of $302,281 for the corresponding periods for 1996. This six-month decrease is due primarily to finalizing certain components of the CTLM(TM) device.

Advertising and promotion expenses during the three months and six months ended December 31, 1997, were $269,386 and $294,469 representing an increase of $195,081 and $192,240 for the corresponding periods for 1996. The increase is due primarily to the additional costs of advertising in domestic and foreign medical imaging and medical device publications, and an increase in public relations and investor public relations expenses.

Consulting expenses during the three months and six months ended December 31, 1997, were $479,651 and $484,797 representing an increase of $450,531 and $447,377 for the corresponding periods for 1996. The increase is due primarily to the expanded use of outside consultants needed for special non-recurring projects required prior to placing CTLM(TM) units into clinical trials.

Professional expenses during the three months and six months ended December 31, 1997, were $222,985 and $339,975 representing an increase of $179,728 and $274,303 for the corresponding periods for 1996. The increase is due primarily to an increase in legal fees on legal matters described in Item 1. Legal Proceedings.

Stockholder expenses during the three months and six months ended December 31, 1997, were $20,654 and $73,487 representing a decrease of $2,719 and an increase of $50,114 for the corresponding periods for 1997. The increase for the six-months ended December 31, 1997 is due to the costs associated with preparing and mailing the Company's Annual Report and Proxy Statement.

Tradeshow expenses during the three months and six months ended December 31, 1998 were $41,207 and $82,850 representing a decrease of $18,066 and $16,153 for the corresponding periods for 1997. The decrease is due to no changes or modifications were required to the Company's exhibit for the 1998 Radiological Society of North America's 84th Scientific Assembly and Annual Meeting in Chicago, IL.

Travel and subsistence costs during the three months and six months ended December 31, 1997 were $38,648 and $55,406 representing a decrease of $12,698 and $31,542 for the corresponding periods for 1996. The decrease was primarily due to reduced travel and housing expenses for consultants

Rent expense during the three months and six months ended December 31, 1997, were $21,623 and $21,623 representing a decrease of $1,385 and $14,883 for the corresponding periods for 1996. This decrease was primarily due to the expiration of certain rental agreements.

Interest expense during the three months and six months ended December 31, 1997 was $-0- and $-0-representing a decrease of $391 and $391 for the corresponding periods for 1996. The decrease is due to no interest being paid on loans during the respective periods.

BALANCE SHEET DATA

The Company's combined cash and cash equivalents totaled $575,084 as of December 31, 1997. This is an increase of $88,361 from $486,723 for the year ended June 30, 1997. On December 31, 1997, Imaging Diagnostic Systems, Inc. finalized a private placement transaction resulting in $500,000 in equity financing. See
Item 5, Other Information.

The Company does not expect to generate a positive internal cash flow for at least the next several years due to the expected increase in spending for research and development and the expected costs of commercializing its initial product, the CTLM(TM) device.

Property and Equipment was valued at $3,310,630 as of December 31, 1997. The overall gross increase of $17,333 is due primarily to the purchase of additional laboratory equipment.

Prototype Equipment was valued as of December 31, 1997, at $1,648,216. This represents an increase of $431,631 from $1,216,585 for the year ended June 30, 1997. This increase is due primarily to additional development expenses associated with increasing the sensitivity of the electronics controlling the detectors, improving the design of the collimators, improving the fiber optics, improving the design of the scanning bed pad and centering rings, and machined parts to support these changes leading to the commercialization of the CTLM(TM) device.


LIQUIDITY AND CAPITAL RESOURCES

Imaging Diagnostic Systems, Inc. has financed its operations and research and development primarily from the private sale of equity securities consisting of both convertible preferred and common stock from which it has raised $15,555,154 since inception to December 31, 1997. As a result of the operating losses incurred by the Company since inception, the accumulated deficit was approximately $19,830,138 before accrued dividends on cumulative preferred stock at December 31, 1997.

As of December 31, 1997, the Company had cash and cash equivalents of $575,084 as compared to $486,723 on June 30, 1997. Cash used in the Company's operations for the six months ended December 31, 1997 increased $88,361 as a result of funding activities. As of December 31, 1996 the Company had cash and cash equivalents of $3,886,509 as compared to $575,1084 on December 31, 1997. The decrease in working capital was the result of approximately $3,311,425 of cash used primarily to finance the Company's operations and capital requirements during the twelve months ending December 31, 1997. The Company does not expect to generate a positive internal cash flow for at least several years due to the expected increase in spending related to the research and development expenses, pre-market approval process, and expected costs of commercializing the CTLM(TM) device.

Capital expenditures during the six months ending December 31, 1997 were $587,711 as compared to $3,306,835 for the six months ending December 31, 1996. This decrease of $2,719,124 is a result of the purchase of furniture and fixtures, manufacturing equipment, computer equipment and the balance of capital improvements required for the Company's Plantation, Florida facility during the prior period.

During the six months ending December 31, 1997 there were no changes in the Company's existing debt agreements, and the Company had no outstanding bank loans as of December 31, 1997. The Company's fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. The Company will require substantial additional funds for its research and development programs, pre-clinical and clinical testing, operating expenses, regulatory processes, and manufacturing and marketing programs. The Company's future capital requirements will depend on many factors, including the following: the progress of its research and development projects; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approvals; obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish; and the development of commercialization activities and arrangements. The Company does not expect to generate a positive internal cash flow for at least several years due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(TM) device. The Company does not have sufficient cash to fund the Company's operations until the end of the fiscal year ending June 30, 1998 requiring it to secure additional funding through the private placement sale of debt or equity securities.

ISSUANCE OF STOCK FOR SERVICES/DILUTIVE IMPACT TO SHAREHOLDERS
The Company has and may continue to issue stock for services performed and to be performed by consultants. Since the Company has generated no revenues to date, its ability to obtain and retain consultants may be dependant on it ability to issue stock for services. Since July 1, 1996, the Company has issued an aggregate of 740,200 shares of common stock pursuant to Registration Statements on Form S-8. The aggregate fair market value of the shares was $1,609,259. The issuance of large amounts of common stock for services rendered or to be rendered and the subsequent sale of such shares may depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change of control of the Company. See `Issuance of Stock for Services" and "Note 16 to Financial Statements".

The Company is currently seeking additional capital to fund its future operations through private debt or equity financings, or collaborative licensing or other arrangements with strategic partners. There can be no assurance that such financing can be obtained or, if it is obtained, that the terms thereof will be acceptable. The Company plans to continue its policy of investing excess funds, if any, in a daily cash management account at First Union National Bank. See "Cautionary Statements Regarding Forward-Looking Statements Uncertainties as to Future Profitability."

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-QSB under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the Company's press releases or oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Factors that might cause such a difference include, without limitation, the information set forth below. In addition to statements which explicitly describe such risks and uncertainties, statements labeled with the terms "believes", "belief', "expects", "plans" or "anticipates" should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear.

Uncertain Ability to Meet Capital Needs. The Company will require substantial additional funds for clinical testing of the CTLM(TM) Device, research and development programs, pre-clinical and clinical testing of other proposed products, regulatory processes, manufacturing and marketing programs and operating expenses (including general and administrative expenses). The Company's future capital requirements will depend on many factors, including the following: the progress of its research and development projects; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish; and the development of commercialization activities and arrangements. Moreover, the Company's fixed commitments, including salaries and fees for current employees and consultants, equipment rent, payments under license agreements and other contractual commitments, are substantial and would increase if additional agreements are entered into and additional personnel are retained. The Company does not expect to generate a positive internal cash flow for at least several years due to expected increases in capital expenditures, working capital needs and ongoing losses, including the expected cost of commercializing the CTLM(TM) Device . However, the Company's cash requirements may vary materially from those now planned due to the progress of research and development programs, results of clinical testing, relationships with strategic partners, if any, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA and foreign regulatory processes and other factors.

The Company needs additional capital to fund its operations, and is seeking to obtain additional capital through debt or equity financings, or collaborative licensing or other arrangements with strategic partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent the Company from implementing its business strategy and will require the Company to further delay, scale back or eliminate certain of its research, product development-and marketing programs and may require the Company to license to third parties rights to commercialize products or technologies that the Company would otherwise seek to develop itself, or to scale back or eliminate its other operations.

Uncertainty of FDA Marketing Clearance for the CTLM(TM) Device. In November 1997, the Company's clinical site at Strax Breast Diagnostic Institute in Lauderhill, Florida was closed. In December 1997, the FDA granted approval to include specific studies on augmented breasts as part of the Company's extensive in-house study of the CTLM(TM). The testing is designed to develop diagnostic criteria for CTLM(TM) images. In order to acquire data that will be part of the final pre-market application (PMA), the Company intends to expand the first-phase clinical trials to hospitals in Miami, Chicago, Los Angeles, Boston and New York.

At the conclusion of the clinical trials the Company will submit the PMA, if and when accepted for filing by the FDA, it will be designated for review under the FDA's Expedited Review policy. There can be no assurance, however, that such Expedited Review status will be maintained or result in a more expeditious approval, or approval at all. See "Government Regulation; No Assurance of Regulatory Approval."

Conducting clinical trials will require the expenditure of substantial additional funds, which the Company does not currently have available. Furthermore, there can be no assurance (i) that results obtained in any additional trials will be consistent with the results obtained in trials conducted by the Company to date, (ii) that results obtained in any clinical trial or series of clinical trials will be consistent among all study sites,
(iii) that results obtained in clinical trials conducted with U.S. study populations will be consistent with results obtained in studies conducted in Europe or other locations outside of the U.S., or (iv) that any such results, or the filing of the PMA will be accepted by the FDA. There can be no assurance that the FDA or other regulatory approvals for the CTLM(TM) Device will be granted on a timely basis, or at all. Failure to obtain FDA clearance to market the CTLM(TM) Device would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Limited Operating History; Continuing Operating Losses. The Company has a limited history of operations. Since its inception in December 1993, the Company has engaged principally in the development of the CTLM(TM) Device, which has not been approved for sale in the United States. Consequently, the Company has little experience in manufacturing, marketing and selling its products. The Company currently has no source of operating revenue and has incurred net operating losses since its inception. At December 31, 1997, the Company had an accumulated deficit of approximately $19,830,138 before discounts and dividends on convertible preferred stock issuances since inception. Such losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with the Company's operations. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the pre-market approval process for the CTLM(TM) Device, the proposed commercialization of the CTLM(TM) Device, development of, and clinical trials for, other medical imaging devices and other research and development activities.

Uncertainties as to Future Profitability. The Company's ability to achieve profitability will depend in part on its ability to obtain regulatory approvals for the CTLM(TM) Device and any other proposed products, and to develop the capacity to manufacture and market any products either by itself or in collaboration with others. There can be no assurance if or when the Company will receive required regulatory approvals for the development and commercial manufacturing and marketing of the CTLM(TM) Device or any other proposed products, or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability are highly uncertain.

Early Stage of Product Development. The Company's proposed products, other than the CTLM(TM) Device, are at an early stage of development and the CTLM(TM) Device must receive marketing clearance from the FDA before it can be commercially marketed in the United States. There can be no assurance that any of the Company's proposed products will be found to be safe and effective, meet applicable regulatory standards or receive necessary regulatory clearance, or if safe and effective, can be developed into commercial products, manufactured on a large scale or be economical to market. Nor can there be any assurance that the Company's proposed products will achieve or sustain market acceptance. In the event necessary regulatory approvals are obtained for the CTLM(TM) Device, there can be no assurance that the Company will be successful in establishing commercial operations, including gaining market acceptance of the CTLM(TM) Device and implementing commercial-scale manufacturing and sales and marketing programs. There is, therefore, substantial risk that the Company's product development and commercialization efforts will not prove to be successful.

Dependence on a Single Product. Although the Company is in the process of developing additional products based on its core technology, including an enhancement of the CTLM(TM) Device for use with fluorescence and PhotoDynamic

Therapy (PDT), none of such applications is expected to result in a commercial product for at least several years, if at all. Consequently, pending its approval for commercial distribution in the United States, the CTLM(TM) Device would account for substantially all of the Company's revenues for the foreseeable future. Failure to gain regulatory approvals or market acceptance for the CTLM(TM) Device would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Dependence on Market Acceptance. There can be no assurance that physicians or the medical community in general will accept and utilize the CTLM(TM) Device or any other products developed by the Company. The extent that, and the rate at which, the CTLM(TM) Device achieves market acceptance and penetration will depend on many variables including, but not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the CTLM(TM) Device, the advantages of the CTLM(TM) Device over existing technology and cancer detection methods (including x-ray mammography, ultrasound or high frequency ultrasound, MRI, thermography, diaphonography, electrical impedance and transillumination devices), third-party reimbursement practices and the Company's manufacturing, quality control, marketing and sales efforts. There can be no assurance that the medical community and third-party payers will accept the Company's unique technology. Similar risks will confront any other products developed by the Company in the future. Failure of the Company's products to gain market acceptance would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Limited Marketing and Sales Experience. The Company has limited internal marketing and sales resources and personnel. In order to market the CTLM(TM) Device or any other products it may develop, the Company will have to develop a marketing and sales force with technical expertise and distribution capabilities. There can be no assurance that the Company will be able to establish sales and distribution capabilities or that the Company will be successful in gaining market acceptance for any products it may develop. There can be no assurance that the Company will be able to recruit and retain skilled sales, marketing, service or support personnel, that agreements with distributors will be available on terms commercially reasonable to the Company, or at all, or that the Company's marketing and sales efforts will be successful. Failure to successfully establish a marketing and sales organization, whether directly or through third parties, would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. The Company intends to pursue distribution arrangements in Europe and Asia with strategic marketing partners who have established marketing and service capabilities. There can be no assurance that the Company, either on its own or through arrangements with others, will be able to enter into such arrangements on acceptable terms, if at all. To the extent that the Company arranges with third parties to market its products, the success of such products may depend on the efforts of such third parties. There can be no assurance that any of the Company's proposed marketing schedules or plans can or will be met.

Limited Manufacturing History. The Company will have to ramp up its CTLM(TM) manufacturing and assembly capabilities and contract for the manufacture of the CTLM(TM) components in the volumes that will be necessary for the Company to achieve significant commercial sales in the event it begins foreign sales and/or obtains regulatory approval to market its products in the United States. The Company has limited experience in the manufacture of medical products for clinical trials or commercial purposes. Should the Company manufacture its products, the Company's manufacturing facilities would be subject to the full range of the current Quality System Regulation ("QSR") (formerly the Good Manufacturing Practices (GMP) regulation) and similar risks of delay or difficulty in manufacturing, and the Company would require substantial additional capital to establish such manufacturing facilities. In addition, there can be no assurance that the Company would be able to manufacture any such products successfully or cost-effectively.

Dependence on Third Parties. The Company has used certain third parties to manufacture and deliver the components of the CTLM(TM) Device and intends to continue to use third parties to manufacture and deliver such components and any other products, which the Company may seek to develop. Such third parties must adhere to the QSR enforced by the FDA through its facilities inspection program and such third-parties' facilities must pass a plant inspection before the FDA will grant pre-market approval of the Company's products. There can be no assurance that the third-party manufacturers on which the Company depends for the manufacture of CTLM(TM) components will be in compliance with the QSR at the time of the pre-approval inspection or will maintain such compliance. Such failure could significantly delay FDA approval of the PMA application for the CTLM(TM) Device, and such delay would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

The qualification of additional or replacement suppliers for certain components of the CTLM(TM) Device or services is a lengthy process. For certain services and components the Company currently relies on single suppliers. If the Company encounters delays or difficulties with its third-party suppliers in producing, packaging or distributing components of the CTLM(TM) Device, market introduction and subsequent sales would be adversely affected. The Company also may have to rely on alternative sources of supply. In such case, there can be no assurance that the Company will be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. If the Company is unable to obtain or retain qualified third-party manufacturers on commercially acceptable terms, it may not be able to commercialize its products as planned. The Company's dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver its products on a timely and competitive basis.

Competition. The medical device industry generally, and the cancer diagnostic imaging segments in particular, are characterized by rapidly evolving technology-and intense competition. Other companies in the medical device industry may be developing, or could in the future attempt to develop, additional products that are competitive with the CTLM(TM) Device. Many of the Company's potential competitors have substantially greater capital resources and name recognition than the Company. Many of these companies also have substantially greater expertise than the Company in research and development, manufacturing and marketing and obtaining regulatory approvals. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective than those developed or marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Additionally, there can be no assurance that the Company will be able to compete against such competitors and potential competitors in terms of manufacturing, marketing and sales. Although the Company believes that its products may offer certain technological advantages over its competitors' currently-marketed products, earlier entrants in the market for a diagnostic application often obtain and maintain significant market share relative to later entrants. Physicians using imaging equipment such as x-ray mammography equipment, ultrasound or high frequency ultrasound systems, MRI systems, thermography, diaphonography, electrical impedance and transillumination devices may not use the CTLM(TM) Device or any other products that the Company may develop. Currently, mammography is employed widely and the Company's ability to sell the CTLM(TM) Device to medical facilities will, in part, be dependent on the Company's ability to demonstrate the clinical utility of the CTLM(TM) Device as a diagnostic adjunct to mammography or physical examination and its advantages over other available diagnostic tests.

Risk of Technological Obsolescence. Methods for the detection of cancer are subject to rapid technological innovation and there can be no assurance that technological changes will not render the Company's proposed products obsolete. There can be no assurance that the development of new types of diagnostic medical equipment or technology will not have a material adverse effect on the marketability of the CTLM(TM) Device or any other products developed by the Company. Commercial availability of such products could render the Company's products obsolete, which would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Potential Reliance on International Sales. The Company intends to commence commercial sales of the CTLM(TM) Device in Europe and Asia, where permitted, prior to commencing commercial sales in the United States, where sales cannot occur unless and until the Company receives pre-market approval from the FDA. Thus, until the Company receives marketing clearance from the FDA for the CTLM(TM) Device, as to which there can be no assurance, the Company's revenues, if any, will be derived from international sales. A significant portion of the Company's revenues, therefore, may be subject to the risks associated with international sales, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, foreign regulatory requirements and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, export quotas or other trade restrictions could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. The regulation of medical devices, particularly in Europe, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

Government Regulation; No Assurance of Regulatory Approvals. The manufacture and sale of medical devices, including the CTLM(TM) Device, and any other products that may be developed by the Company are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA and corresponding state agencies, and in other countries. In the United States, the Company's products are regulated as medical devices and are subject to the FDA's pre-market clearance or approval requirements. Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA. To obtain FDA approval of an application for pre-market approval, the pre-market approval application must demonstrate that the subject device has clinical utility, meaning that the device has a beneficial therapeutic effect, or that as a diagnostic tool, it provides information that measurably contributes to a diagnosis of a disease or condition.

The process of obtaining FDA and other required regulatory approvals may be lengthy, expensive and uncertain and frequently requires from six months to several years from the date of the FDA submission, if pre-market approval is obtained at all. Following the filing of a submission of the PMA for the CTLM(TM) Device, the FDA may require more information or clarification of information already provided as part of the PMA. During the review period, an advisory panel will likely be convened by the FDA to review and evaluate the PMA and provide recommendations to the FDA as to whether the PMA should be approved. Although the FDA may grant Expedited Review status to the CTLM(TM) Device, there can be no assurance that such status will be maintained or result in timely approval of the CTLM(TM) Device, if approval is obtained at all. Failure to obtain FDA marketing clearance of the CTLM(TM) Device would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. See "Uncertainty of FDA Approval for the CTLM(TM) Device."

Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval and the requirements may differ. In addition, in order to sell its products within the European Economic Area, companies are required to achieve compliance with the requirements of the Medical Devices Directive and affix a "CE" marking on their products to attest such compliance. The Company will be required to obtain CE Mark Certification for the CTLM(TM) Device.

In addition, unapproved products subject to the PMA requirements must receive prior FDA export approval in order to be marketed outside of the United States unless they are approved for use by any member country of the European Union or certain other countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported to any country provided that certain limited notification requirements are met. There can be no assurance that the Company will meet the FDA's export requirements or receive FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Failure of the Company to meet the FDA's export requirements or obtain FDA export approval when required to do so, or to obtain approval for import, could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. In addition, to obtain such approvals, the FDA and certain foreign regulatory authorities may impose numerous other requirements with which medical device manufacturers must comply. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. Product approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The third-party manufacturers upon which the Company depends to manufacture its products are required to adhere to applicable FDA regulations regarding the QSR and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with the QSR and other applicable regulatory requirements will be monitored by periodic inspection by the FDA and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements, including marketing or promoting products for unapproved use, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or approval for devices, withdrawal of approvals and criminal prosecution. Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company's products. Certain material changes to medical devices also are subject to FDA review and clearance or approval.

There can be no assurance that the Company will be able to obtain, on a timely basis, or at all, FDA approval of the PMA for the CTLM(TM) Device, foreign marketing clearances for the CTLM(TM) Device or regulatory approvals or clearances for other products that the Company may develop, and delays in receipt of or failure to obtain such approvals or clearances, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Limitations on Third-Party Reimbursement. In the United States, suppliers of health care products and services are greatly affected by Medicare, Medicaid and other government insurance programs, as well as by private insurance reimbursement programs. Third-party payers (Medicare, Medicaid, private health insurance companies and other organizations) may affect the pricing or relative attractiveness of the Company's products by regulating the level of reimbursement provided by such payers to the physicians, hospitals, clinics and imaging centers utilizing the CTLM(TM) Device or any other products that the Company may develop or by refusing reimbursement. If examinations utilizing the Company's products are not reimbursed under these programs, the Company's ability to sell its products may be materially adversely affected.

There can be no assurance that third-party payers will provide reimbursement for use of the CTLM(TM) Device or any other products that the Company may develop. Moreover, the level of reimbursement, if any, may impact the market acceptance and pricing of the Company's products, including the CTLM(TM) Device. Failure to obtain favorable rates of third party reimbursement could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

In international markets, reimbursement by third-party medical insurance providers, including governmental insurers and independent providers, varies from country to country. In addition, such third-party medical insurance providers may require additional information or clinical data prior to providing reimbursement for a product. In certain countries, the Company's ability to achieve significant market penetration may depend upon the availability of third-party and governmental reimbursement. Revenues and profitability of medical device companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care through various means.

Uncertainties Regarding Health Care Reform. Several states and the U.S. government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology and limit or control the prices health care providers and drug and device manufacturers may charge for their services and products, respectively. If adopted and implemented, such reforms could have material adverse effect on the Company's business, financial, condition, cash flows and results of operations.

Uncertain Ability to Protect Patents and Proprietary Technology and Information. The Company's ability to compete effectively in the medical products industry will depend on its success in protecting its proprietary technology, both in the United States and abroad. The patent positions of medical products companies generally involve complex legal and factual questions. The Company's proprietary products and technology are the subject of one U.S. patent licensed to the Company, and eleven additional applications owned by the Company pending with the United States Patent and Trademark Office ("PTO") and certain foreign patents. The Company has filed, and intends to continue to file, patent applications in certain foreign jurisdictions covering the patent claims that are the subject of U.S. patents and patent applications. There can be no assurance that the PTO or foreign jurisdictions will grant the Company's pending patent applications or that the Company will obtain any additional patents or other protection for which it has applied. There can be no assurance that patents issued to or licensed by or to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide any competitive advantage. The Company could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties.

Although the Company has entered into confidentiality and invention agreements with its employees and consultants, there can be no assurance that such agreements will be honored or that the Company will be able to protect its rights to its non patented trade secrets and know-how effectively. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets and know-how. In addition, the Company may be required to obtain licenses to patents or other proprietary rights from third parties. There can be no assurance that any licenses required under any patents or proprietary rights would be made available on acceptable terms, if at all. If the Company does not obtain required licenses, it could encounter delays in product development or find that the development, manufacture or sale of products requiring such licenses could be foreclosed. Additionally, the Company may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. There can be no assurance that the Company will have or be able to acquire exclusive rights to the inventions or technical information derived from such collaborations or that disputes will not arise with respect to rights in derivative or related research programs conducted by the Company or such collaborators.

Dependence on Qualified Personnel. Due to the specialized scientific nature of the Company's business, the Company is highly dependent upon its ability to attract and retain qualified scientific, technical and managerial personnel. The loss of the services of existing personnel as well as the failure to recruit key scientific, technical and managerial personnel in a timely manner would be detrimental to the Company's research and development programs and to its business. The Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as engineering, manufacturing and marketing, will require the addition of new personnel. Competition for qualified personnel is intense and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business.

Potential Product Liability. The Company's business exposes it to potential product liability risks, which are inherent in the testing, manufacturing and marketing of cancer detection products. Significant litigation, not involving the Company, has occurred in the past based on allegations of false negative diagnoses of cancer. While the CTLM(TM) Device does not purport to diagnose any patient, there can be no assurance that the Company will not be subjected to future claims and potential liability. While the Company plans to maintain insurance against product and professional liability and defense costs, there can be no assurance that claims against the Company arising with respect to its products will be successfully defended or that the insurance to be carried by the Company will be sufficient to cover liabilities arising from such claims. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect on the Company. Furthermore, there can be no assurance that the Company will be able to continue to obtain or maintain product liability insurance on acceptable terms.

Potential for Environmental Liability. Although the Company's manufacturing processes do not currently involve the use of potentially hazardous materials, it may use such materials in the future. The Company may, in the future, become subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of such materials. There can be no assurance that the Company will not incur significant future costs to comply with environmental laws, rules, regulations and policies, or that the business, financial position, cash flows or results of operations of the Company will not be materially and adversely affected by current or future environmental laws, rules, regulations and policies or by any releases or discharges of hazardous materials.

Authorization and Discretionary Issuance of Preferred Stock/Barriers to Takeover. The Company's Articles of Incorporation authorize the issuance of up to 2,000,000 shares of "blank check" preferred stock with such designations, rights, and preferences as may be determined from time to time by the board of directors. Accordingly, the board of directors is empowered, without stockholder approval, to designate and issue additional series of preferred stock with dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, which could adversely affect the voting power or other rights of the holders of the Company's Common Stock, substantially dilute the common shareholder's interest and depress the price of the Company's common stock. In addition, the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. The Company has, in the past, issued Convertible Preferred Stock without a limit on the number of shares that can be issued upon conversion and may continue to do so in the future. See "Sale of Unregistered Securities" and "Description of Securities"

The Series H Preferred Shares are the Company's only Series of Preferred Stock that has not been converted or noticed for conversion. Since the conversion price of the Series H Preferred is based on 75% of the Average Price, without a limit on the number of shares that can be issued upon conversion, in the event that the price of the Company's common stock decreases, the percentage of shares outstanding that will be held by the Series H Holders upon conversion will increase accordingly. See "Sale of Unregistered Securities-Series H Preferred" and "Sale of Unregistered Securities-Equity Line of Credit".

Due to the fact that, when converting Convertible securities issued without limitations on conversion, including the Series H Preferred Shares, the lower the market price the greater the number of shares to be issued to the holders, holders of such preferred upon conversion, thus increasing the potential profits to the Holder when the price per share increases and the Holder sells the Common Shares. The preferred stocks potential for increased share issuance and profit in addition to a stock overhang of an undeterminable amount may depress the price of the Company's common stock. See "Sale of Unregistered Securities-Series H Preferred" and "Sale of Unregistered Securities-Equity Line of Credit".

No Dividends. The Company has never declared or paid any cash dividends on its capital stock and does not intend to pay any cash dividends in the foreseeable future. The Company currently anticipates that it will retain all its earnings for use in the operation and expansion of its business and, therefore, does not anticipate that it will pay any cash dividends in the foreseeable future

Possible Volatility of Stock Price. The price of the Company's Common Stock has fluctuated substantially since it began trading on the OTC Bulletin Board in September 1994. The market price of the shares of the Common Stock, like that of the common stock of many other medical device companies, is likely to continue to be highly volatile. Factors such as the timing and results of clinical trials by the Company or its competitors, governmental regulation, healthcare legislation, equity or debt fundings, developments in patent or other proprietary rights of the Company or its competitors, including litigation, fluctuations in the Company's operating results, and market conditions for medical device company stocks and life science stocks in general, could have a significant impact on the future price of the Common Stock. The Company's stock is currently traded on the OTC Bulletin Board. The Company is seeking to be in compliance with NASDAQ SmallCap Market Listing Requirements. The trading of the Company's Common Stock on the NASDAQ SmallCap Market is conditioned upon the Company's meeting certain quantitative criteria related to the market price of the Company's Common Stock, net tangible assets, market capitalization and certain other quantitative and non-quantitative requirements established by such stock market. To maintain eligibility for trading on the NASDAQ Small-Cap Market, among other requirements, the Company is required to have net tangible assets in excess of $4,000,000 and have a minimum bid price of $3 per share for initial inclusion and then maintain a bid price of $ 1 per share. The Company's failure to meet such requirements could result in the delisting of the Common Stock from trading on the NASDAQ SmallCap Market. If, however, the Company did not meet the requirements of the NASDAQ SmallCap Market, trading of the Common Stock would be conducted on an electronic bulletin board (OTC BB) established for securities that do not meet the NASDAQ listing requirements or in what is commonly referred to as the "pink sheets." Delisting may restrict investors' interest in the Common Stock and materially adversely affect the trading market and prices for the Common Stock and the Company's ability to issue additional securities or to secure additional financing.


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

The Company in fact, did implement its proposal and on March 12th, provided NASDAQ with copies of all things necessary to satisfy any concerns that the Panel had regarding the Shareholder. On March 31,1997, prior to the time NASDAQ acted on the proposal, Barrons published an inaccurate article stating that a NASDAQ spokesman indicated that the listing would be denied. . For the 36 trading day period prior to the date of this article the Company's stock traded at $3.00 and above. The article had a predictable negative impact on the Company's stock and the price dropped below $3.00 and did not recover despite a retraction from Barron's on April 7, 1997. Based -upon this decline the NASDAQ staff has refused to approve the Company for listing on the NASDAQ Small Cap Market.

The following table sets forth, for each of the fiscal periods indicated, the high and low bid prices for the Common Stock, as reported on the OTC Bulletin Board. These per share quotations reflect inter-dealer prices in the over-the-counter market without real mark-up, markdown, or commissions and may not necessarily represent actual transactions.

QUARTER ENDING                  HIGH BID             LOW BID

FISCAL YEAR 1996
September 1995                  $ .78                $ .71
December 1995                   $3.15                $ .75
March 1996                      $8.25                $8.00
June 1996                       $3.90                $3.87

FISCAL YEAR 1997
September 1996                  $3.93                $2.25
December 1996                   $3.93                $1.43
March 1997                      $4.12                $2.43
June 1997                       $3.08                $2.62

FISCAL YEAR 1998
September 1997                  $2.25                $1.87
December 1997                   $1.61                $1.22
March 1998                      $1.65                $1.02
June 1998                       $0.78                $0.67

FISCAL YEAR 1999
September 1998                  $0.58                $0.50
December 1998                   $0.62                $0.54

The Company appealed the denial of the listing at an oral hearing before the Committee in Washington D.C. on January 22, 1998. The Company, as of the date hereof, has not received a ruling in this matter. If the denial is not overturned, the Company intends to vigorously pursue this matter by appeal to the NASDAQ Listing and Hearing Review Committee.

Private Placement of Preferred Stock

The Company has had to rely on the private placement of Preferred and common stock to obtain working capital. In deciding to issue Preferred Shares pursuant to the private placements, the Company took into account the number of common shares authorized and outstanding, the market price of the common stock at the time of each Preferred sale and the number of common shares the Preferred share would have been convertible into at the time of the sale. At the time of each private placement of Preferred Stock there were enough shares, based on the price of the Company's common stock at the time of the sale of the Preferred to satisfy the Preferred conversion requirements. Although the Company's Board of Directors tried to negotiate a floor on the conversion price of each series of Preferred Stock prior to sale, it was unable to do so.

On December 31,1997, the Company finalized a $500,000 private placement to Avalon Capital Ltd. of 50 shares of its Series D Convertible Preferred Stock ("the "Preferred Shares") at a purchase price of $10,000 per share and Warrants to purchase up to 25,000 shares of the Company's common stock at an exercise price of $1.22 per share. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the "Regulation S Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $1.22 per share.

Pursuant to the Subscription Agreement, the Series D Holder, or any subsequent holder of the Preferred Shares, is prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock of the Company.The Preferred Shares are convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, in whole or in part, without the payment of any additional consideration. The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 by (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to seventy five percent (75%) of the Average Closing Price of the Corporation's Common Stock for the five-day trading period ending on the day prior to the date of conversion. The shares underlying the Preferred Shares and Warrants are entitled to demand registration rights in the event that Regulation S was amended prior the conversion of the Preferred Stock.

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

OEM Agreement

In January 1998, the Company entered into an Original Equipment Manufacturer Agreement (OEM) with Imation Corp.("Imation"), a worldwide leader in the imaging and information industry. Imation has a marketing presence in more than 60 countries and operates 17 manufacturing, research and distribution facilities. In December 1998, Imation's medical imaging business in North America, Latin America, and Asia was purchased by the Eastman Kodak Company. Immediately after the purchase by Kodak, the Company received correspondence from Kodak, which confirmed that the Company's OEM agreement would not be changed by the acquisition of Imation. At that the time, the company issued a purchasing order for a new dry View Imager to be

Pursuant to the OEM Agreement, the Company has been granted a limited, nonexclusive, worldwide, royalty -free license to use Imation's proprietary information with regard to technical interface, and timing diagrams, specification, definitions, and drawings defining such technical interface(the "Dry View Technology"). The OEM Agreement also gives the Company the right to market the Dry View Technology directly or indirectly through its Distributors.

The DryView(TM) imagesetting film is a hard-dot quality film that requires no chemical processing, which traditional image processors require. It also eliminates the need for a dark room. This dry film product was developed by Imation based on the same technology used to develop Imation's DryView(TM) Laser Imaging System for the medical imaging market. The dry image setting film is used in a number of dry film imagesetters developed by systems developers including Scitex Corporation Ltd., ECRM Incorporated, Ultre Division of Linotype-Hell Company and Exxtra Corporation. Due to the fact that the processing procedure for the DryView(TM) does not use chemicals and therefore eliminates the possibility of environmental contamination, eliminates the need for a dark room and eliminates the cost of chemical processing, the Company believes that the Dry View Technology will provide the Company's end users with the most efficient and economical and ecological product in the medical industry. In addition, the marketing of the Dry View Technology can provide immediate revenues to the Company as well as generate additional revenues when packaged with the CTLM(TM).

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

Item 6.    Exhibits and Reports on Form  8-K.

(a) Exhibits

Exhibits                Description
--------                -----------
(a)
      3. Amendment to Articles of Incorporation(Designation of Series D Preferred Stock). Contained as an Exhibit to the Form 10-QSB/A.

      10.7 Emtron Distribution Agreement

(b)        Reports on Form 8-K
           None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized to sign as an officer and as the principal financial officer of the registrant.



Dated: March 29, 1999           Imaging Diagnostic Systems, Inc.

                                By:  /s/Allan L. Schwartz
                                Allan L. Schwartz, Executive Vice-President
                                Chief Financial Officer