Form 10QSB/A
period 1998-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1999-04-02
CIK 790652

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

Commission file number:0-26028
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

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)


Part I - Financial Information                                                       Page
------------------------------                                                       ----

Condensed Balance Sheet -
      March 31, 1998 and June 30, 1997..........................................      3

Condensed Statement of Operations Three months and nine months ended March 31,
      1998 and 1997, and December 10,
      1993(date of inception)   to March 31, 1998...............................      4

Condensed Statement of Cash Flows Nine months ended March 31, 1998 and 1997, and
      December 10, 1993(date of inception) to March 31,
      1998......................................................................      5

Notes to Condensed Financial Statements.........................................      6

Management's Discussion and Analysis of
Financial Condition and Results.................................................      7

Part II - Other Information

Item 1.    Legal Proceedings                                                         18

Item 2.    Changes in Securities................................................     18

Item 3.    Defaults Upon Senior Securities......................................     19


Item 4.    Submission of Matters to a Vote of
                Security Holders ...............................................     19


Item 5.    Other Information....................................................     19

Item 6.    Exhibits and Reports on Form 8-K.....................................     22

Signature ......................................................................     24

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)

                             Condensed Balance Sheet

                                     Assets

                                                          March 31, 1998     June 30, 1997
                                                          --------------     -------------
                                                        (Unaudited) Restated    *Restated
Current Assets
      Cash                                                   $    426,890    $    383,223
      Restricted Certificate of Deposit                              --           103,500
      Prepaid expenses                                             12,653          56,792
      Loan Receivable                                               1,573          10,073
      Other current assets                                        120,489            --
                                                             ------------    ------------

           Total Current Assets                                   561,605         553,588
                                                             ------------    ------------

Property and Equipment, net                                     3,333,862       3,293,297
                                                             ------------    ------------


Prototype Equipment                                             2,246,290       1,216,585
Other Assets                                                        9,635           9,635
                                                             ------------    ------------
                                                                2,255,925       1,226,220
                                                             ------------    ------------

Total Assets                                                 $  6,151,392    $  5,073,105
                                                             ============    ============


                      Liabilities and Stockholders' Equity


Current Liabilities
      Accounts Payable
           and Accrued Expenses                              $  1,415,387    $    839,093
      Current maturity of capital
           lease obligation                                         9,572           8,928
      Shareholder Loans                                           360,407            --
                                                             ------------    ------------

Total Current Liabilities                                       1,785,366         848,021
                                                             ------------    ------------

Long-term capital lease
           obligation                                              28,580          35,849
                                                             ------------    ------------

Stockholders' Equity
      Convertible Preferred
           (Series B) 7% cum. Div                               4,500,000       4,500,000
      Convertible Preferred (Series D)                            490,000            --
      Convertible Preferred (Series E)                            440,000            --
      Convertible Preferred (Series F)                            750,000            --
      Common Stock                                             21,431,855      15,739,729
      Additional Paid-In-Capital                                4,113,877       3,663,120
      Deficit Accumulated during
           development stage                                  (25,726,711)    (18,298,930)
                                                             ------------    ------------

                                                                5,999,021       5,603,919

Less subscription receivable                                      (35,559)        (35,559)
Less deferred compensation                                     (1,626,016)     (1,379,125)
                                                             ------------    ------------

Total Stockholders' Equity                                      4,337,446       4,189,235
                                                             ------------    ------------

Total Liabilities and
           Stockholders' Equity                              $  6,151,392    $  5,073,105
                                                             ============    ============



                  * Condensed from audited financial statements
                   The accompanying notes are an integral part
                     of these condensed financial statements

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)
                                   (Unaudited)

                        Condensed Statement of Operations

                                             9 Months Ended                  3 Months Ended        Since Inception
                                                 March 31,                      March 31,           (12/10/93) to
                                            1998         1997           1998            1997         March 31,1998
                                            ----         ----           ----            ----         -------------
                                           Restated     Restated       Restated        Restated
Operating Expenses:
      Compensation and related
      benefits:
       Administrative/Engineering     $  1,220,987      $2,395,633        $410,792    $  1,575,417    $  6,485,699
       Research and development            288,177         378,953         124,822          81,173       1,256,688
      Research/Development expenses        367,581         866,973          57,181         254,292       3,031,753
      Advertising/Promotion                319,280         128,291          24,811          26,062         863,675
      General/Administrative               653,109         405,208         159,413         129,736       1,558,494
      Clinical expenses                      7,096          13,950           2,444           2,098         357,912
      Consulting expenses                  808,091          67,170         323,294          29,750       2,523,999
      Insurance costs                      129,790          91,483          37,678          32,339         296,032
      Professional fees                    423,499         114,635          83,524          48,963       1,320,604
      Stockholder expenses                  74,348          23,373             861            --            95,250
      Trade show expenses                  134,802         149,330          35,799          34,534         424,078
      Travel and subsistence costs          74,146         133,417          18,740          46,469         419,746
      Rent expense                          16,320          44,634          (5,303)          8,128         237,568
      Interest expense                       2,126             391           2,126            --            29,179
      Depreciation and amortization        208,120         184,155          69,373          58,048         600,016
      Amortization of
      deferred compensation              1,093,734         591,000         364,578         197,000       2,228,609
      Interest Income                      (19,245)        (95,932)         (5,494)        (44,515)       (194,525)
                                      ------------    ------------    ------------    ------------    ------------

                                         5,801,961       5,492,664       1,704,639       2,479,494      21,534,777
                                      ------------    ------------    ------------    ------------    ------------

           Net Loss                    ($5,801,961)    ($5,492,664)    ($1,704,639)    ($2,479,494)   ($21,534,777)
Dividends on cumulative
      preferred stock:
      From discount at issuance         (1,389,387)       (998,120)       (501,216)           --        (3,722,981)
      Earned                              (236,433)        (90,832)        (77,639)        (78,750)       (468,953)

Net loss
applicable to common
 shareholders                          ($7,427,781)    ($6,581,616)    ($2,283,494)    ($2,558,244)   ($25,726,711)
                                      ============    ============    ============    ============    ============
Net loss per common share:
Basic:
Net loss per common share             ($       .28)   ($       .28)   ($       .08)   ($       .11)   ($      1.22)
                                      ============    ============    ============    ============    ============
Weighted avg.no. of common shares       26,447,340      24,066,132      28,764,621      24,566,531      21,223,268
                                      ============    ============    ============    ============    ============
Diluted:
Net loss per common share             ($       .28)   ($       .28)   ($       .08)   ($       .11)   ($      1.22)
                                      ============    ============    ============    ============    ============
Weighted avg.no. of common shares       26,447,340      24,066,132      28,764,621      24,566,531      21,223,268
                                      ============    ============    ============    ============    ============

                   The accompanying notes are an integral part
                     of these condensed financial statements

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)

                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                          Nine Months            Since inception
                                                         Ended March 31,          (12/10/93) to
                                                     1998           1997          March 31, 1998
                                                     -----------------------     ---------------
                                                     Restated       Restated
Cash  provided by (used for) Operations:
       Net loss                                    $ (5,801,961)   $ (5,492,664)   $(21,534,777)
       Changes in  assets and liabilities             2,792,652       2,734,492      10,818,437
                                                   ------------    ------------    ------------
       Net cash provided by operations               (3,009,309)     (2,758,172)    (10,716,340)
                                                   ------------    ------------    ------------

Investments
      Capital expenditures                           (1,278,388)     (3,233,944)     (6,040,229)
                                                   ------------    ------------    ------------
      Cash used for investments                      (1,278,388)     (3,233,944)     (6,040,229)
                                                   ------------    ------------    ------------


Cash flows from financing activities:
      Repayment of capital lease obligation              (6,625)         (1,923)        (12,137)
      Other financing activities                        360,407         (77,833)        360,407
      Proceeds from issuance of preferred stock       3,850,000       7,000,000      11,950,000
      Net proceeds from issuance of common stock        127,582         (52,500)      4,885,189

      Net cash provided by financing activities       4,331,364       6,867,744      17,183,459
                                                   ------------    ------------    ------------

Net increase in cash                                     43,667         875,628         426,890

Cash, beginning of period                               383,223       3,975,354            --
                                                   ------------    ------------    ------------

Cash, end of period                                $    426,890    $  4,850,982    $    426,890
                                                   ------------    ------------    ------------

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

The Company has incurred net losses since inception through March 31, 1998 of approximately $21,534,777. The Company anticipates that loss from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLMtm , the costs associated with the clinical trials and other research and development activities. There can be no assurances that the CTLMtm will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLMtm to allow the Company to operate profitably.

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

Compensation and related benefits during the three months and nine months ended March 31, 1998, were $535,614 and $1,509,164 respectively, representing a decrease of $1,120,976 and a decrease of $1,265,422 for the corresponding periods for 1997. These decreases were primarily due to the recording of one-time expenses in March 1997 for compensation related to deferred Stock Appreciation Rights (SAR's) for stock options and the recording of the one-time expenses related to the issuance of bonus stock to the officers.

Research and development expenses during the three months and nine months ended March 31, 1998, were $57,181and $367,581, respectively, representing a decrease of $197,111 and a decrease of $499,392 for the corresponding periods for 1997. These decreases are due primarily to finalizing certain components of the CTLM(TM) device.

Advertising and promotion expenses during the three months and nine months ended March 31, 1998, were $24,811and $319,280 representing an decrease of $1,251 and an increase of $190,989 for the corresponding periods for 1997. The nine month increase is due primarily to the additional costs of advertising in domestic and foreign medical imaging and medical device publications, and an increase in public relations and investor public relations expenses.

Consulting expenses during the three months and nine months ended March 31, 1998, were $323,294 and $808,091 representing an increase of $293,544 and $740,921 for the corresponding periods for 1997. The increase is due primarily to the expanded use of outside consultants needed for special non-recurring projects required prior to placing CTLM(TM) units into clinical trials.

Insurance costs during the three months and nine months ended March 31, 1998, were $37,678 and $129,790 representing an increase of $5,339 and $38,307 for the corresponding periods for 1997. The increase is due primarily to additional premiums for Workers' Comp., Health Insurance, and Property and Casualty Insurance.

Professional expenses during the three months and nine months ended March 31, 1998, were $83,524 and $423,499 representing an increase of $34,561 and $308,864 for the corresponding periods for 1997. The increase is due primarily to an increase in legal fees on legal matters described in Item 1. Legal Proceedings.

Stockholder expenses during the three months and nine months ended March 31, 1998, were $861 and $74,348 representing an increase of $861 and an increase of $50,975 for the corresponding periods for 1997. The increase for the nine month ended March 31, 1998 is due to the costs associated with preparing, printing and mailing the Company's 1997 Annual Report and Proxy Statement.

Tradeshow expenses during the three months and nine months ended March 31, 1998 were $35,799 and $134,802 representing an increase of $1,265 and a decrease of $14,528 for the corresponding periods for 1997. The nine month decrease is due to no changes or modifications were required to the Company's exhibit for the 1997 Radiological Society of North America's Scientific Assembly and Annual Meeting in Chicago, IL.

Travel and subsistence costs during the three months and nine months ended March 31, 1998 were $18,740 and $74,146 representing a decrease of $27,729 and $59,271 for the corresponding periods for 1997. The decrease was primarily due to reduced travel and housing expenses for consultants.

Rent expense during the three months and nine months ended March 31, 1998, were $(5,303) and $16,320 representing a decrease of $13,431 and $28,314 for the corresponding periods for 1997. This decrease was primarily due to the expiration of certain rental agreements.

Interest expense during the three months and nine months ended March 31, 1998 was $2,126 and $2,126 representing an increase of $2,126 and $1,735 for the corresponding periods for 1997. The increase is due primarily to recording the interest portion of the Company's telephone lease with Inter-Tel.

Dividend expense on cumulative preferred stock, from discount at issuance and earned during the three months and nine months ended March 31, 1998 was $578,855 and $1,625,820 representing an increase of $500,105 and $536,868 for the corresponding periods for 1997. The net loss per common share allocated to the dividends during the three months and nine months ended March 31, 1998 was $.02 and $.06 respectively. The Company has the option to pay the dividends in common stock.


BALANCE SHEET DATA

The Company's combined cash and cash equivalents totaled $426,890 as of March 31, 1998. This is a decrease of $59,833 from $486,723 for the year ended June 30, 1997. On February 4, 1998 and February 20, 1998, Imaging Diagnostic Systems, Inc. finalized private placement transactions resulting in $500,000 and $750,000 in equity financing respectively. See Item 5, Other Information.

The Company does not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for research and development, the costs associated with the clinical trials and the expected costs of commercializing its initial product, the CTLM(TM) device.

Property and Equipment was valued at $3,333,862 as of March 31, 1998. The overall gross increase of $40,565 is due primarily to the purchase of additional laboratory equipment.

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

During the nine months ending March 31, 1998 there were no changes in the Company's existing debt agreements, and the Company had no outstanding bank loans as of March 31, 1998. The Company's fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. The Company will require substantial additional funds for its research and development programs, pre-clinical and clinical testing, operating expenses, regulatory processes, and manufacturing and marketing programs. The Company's future capital requirements will depend on many factors, including the following: the progress of its research and development projects; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approvals; obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish; and the development of commercialization activities and arrangements. The Company does not expect to generate a positive internal cash flow for at least several years due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(TM) device. The Company does not have sufficient cash to fund the Company's operations until the end of the fiscal year ending June 30, 1998 requiring it to secure additional funding through the private placement sale of debt or equity securities.

ISSUANCE OF STOCK FOR SERVICES/DILUTIVE IMPACT TO SHAREHOLDERS
The Company has and may continue to issue stock for services performed and to be performed by consultants. Since the Company has generated no revenues to date, its ability to obtain and retain consultants may be dependant on it ability to issue stock for services. Since July 1, 1996, the Company has issued an aggregate of 990,200 shares of common stock pursuant to Registration Statements on Form S-8. The aggregate fair market value of the shares was $1,929,259. The issuance of large amounts of common stock for services rendered or to be rendered and the subsequent sale of such shares may depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change of control of the Company. See `Issuance of Stock for Services" and "Note 16 to Financial Statements".

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

Uncertainty of FDA Marketing Clearance for the CTLM(TM) Device. In November 1997, the Company's clinical site at Strax Breast Diagnostic Institute in Lauderhill, Florida was closed. In December 1997, the FDA granted approval to include specific studies on augmented breasts as part of the Company's extensive in-house study of the CTLM(TM). The Company was granted, in June 1998, its second investigational device exemption ("IDE") to conduct clinical trials. An IDE allows a company to conduct human clinical trials without filing an application for marketing clearance. The Company is authorized to scan 20 patients at the Company's in-house facilities in Plantation, Florida and upon FDA approval, at three additional clinical sites. On September 1 and September 10, 1998, the Company formally submitted the first and second series of the 20 patient in-vivo (human) images and corresponding interpretation data to the FDA. On January 14, 1999, the Company received notice that the IDE application to extend the in-vivo investigational device study to Nassau County Medical Center was conditionally approved. This IDE application is limited to one institution (Nassau County Medical Center) and 275 subjects. The Company had originally intended to have the CTLM(TM) positioned at Nassau County Medical Center not later than mid February, however due to renovations at Nassau County Medical Center, the delivery of the CTLM(TM) was postponed until such time as the renovations were complete. On March 3, 1999 the CTLM(TM) System was shipped to Nassau County Medical Center and is currently being installed. The testing is designed to develop diagnostic criteria for CTLM(TM) images. In order to acquire data that will be part of the final pre-market application (PMA), the Company intends to expand the clinical trials to hospitals in Miami, Chicago, Los Angeles, Boston and New York.

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

Limited Operating History; Continuing Operating Losses. The Company has a limited history of operations. Since its inception in December 1993, the Company has engaged principally in the development of the CTLM(TM) Device, which has not been approved for sale in the United States. Consequently, the Company has little experience in manufacturing, marketing and selling its products. The Company currently has no source of operating revenue and has incurred net operating losses since its inception. At March 31, 1998, the Company had an accumulated deficit of approximately $21,534,777 before discounts and dividends on convertible preferred stock issuances since inception. Such losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with the Company's operations. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the pre-market approval process for the CTLM(TM) Device, the proposed commercialization of the CTLM(TM) Device, development of, and clinical trials for, other medical imaging devices and other research and development activities.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                None.

ITEM 5.    OTHER INFORMATION.

  NASDAQ LISTING

On March 24, 1996, the Company filed its application with NASDAQ to be listed on the Small Cap Market. The Company's request for listing was subsequently denied after a hearing before the Listing Qualifications Panel (the "Panel"). The denial was based upon the fact that one of the Company's outside shareholders (the "Shareholder"), who had no control or relationship with the Company, had a questionable background and owned a 5% interest in the Company.

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

The Company in fact, did implement its proposal and on March 12th, provided NASDAQ with copies of all things necessary to satisfy any concerns that the Panel had regarding the Shareholder. On March 31, 1997, prior to the time NASDAQ acted on the proposal, Barrons published an inaccurate article stating that a NASDAQ spokesman indicated that the listing would be denied. .For the 36 trading day period prior to the date of this article the Company's stock traded at $3.00 and above. The article had a predictable negative impact on the Company's stock and the price dropped below $3.00, and did not recover , despite a retraction from Barron's on April 7, 1997. since the Barrons article, despite a retraction from Barrons. Based upon this decline the NASDAQ staff has refused to approve the Company for listing on the NASDAQ Small Cap Market.

The Company appealed the denial of the listing at an oral hearing before the Nasdaq Qualification Hearing Panel (the "Panel") in Washington D.C. on January 22, 1998. On February 10, 1998, the Panel issued its decision which stated, in part that despite the Company's argument, the Panel was of the opinion that the Company must satisfy the $4.00 per share bid price requirement as well as all other requirements for initial listing. The Panel noted that there were in excess of 25,000,000 total shares outstanding which it stated, would allow the Company to effect a reverse split sufficient to raise the bid price above the $4.00 minimum. The Panel was of the opinion that the Company was in compliance with the net tangible assets requirement, however the Panel expressed concern relating to the Company's ability to maintain compliance with the $2,000,000 net tangible assets requirement over the long term. The Panel granted the Company's request for initial inclusion on the Nasdaq Small Cap Market, subject to the following conditions:

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

Due to the substantial amount of preferred shares outstanding at the time, The Board of Directors determined that a reverse split at this time would be detrimental to the interests of its shareholders and vetoed the proposal for the reverse split. The conditional listing expires on May 11, 1998. To date the Company has been unable to comply with the above conditions.


The Company immediately appealed this decision to the Nasdaq Listing and Hearing Review Council (the "Council"). On May 19, 1998, the Company received the Decision of the Council which affirmed the decision of the Panel. The Council stated that:

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

The Company contends that this determination is incorrect in that the Company never went through a re-application process following remand. The Council went on to state, in part, that:

      "The Company could have no reasonable expectation that it received a waiver of Nasdaq listing standard. The decision merely determines that the ownership of the shareholder at issue would not prevent listing, given the Company's plan to insulate itself. We believe that the Panel's exception, which appears to be within the Company's control to achieve, was appropriate. While the incorrect Barron's article was unfortunate, we note that a retraction was later printed and sufficient time has passed to allow the Company's stock to be fairly priced in the market. We note that at the time of our consideration, the bid price for the Company's was 1 1/16. This is well below Nasdaq's initial inclusion standards.

The Council also agreed with the Panel's determination to require a heightened net tangible assets requirement based upon the Company's history of losses which have increased on a quarterly basis.

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

On February 4, 1998, the Company finalized a $500,000 private placement to Austost Anstalt Schaan and Balmore Funds S.A. of 50 shares of its Series E Convertible Preferred Stock ("the "Preferred Shares") and Warrants to purchase up to 25,000 shares of the Company's common stock at an exercise price of $1.093 per share. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the "Regulation S Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $1.093 per share.


The Preferred Shares are convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, in whole or in part, without the payment of any additional consideration. Pursuant to the Subscription Agreement, the Series E Holder, or any subsequent holder of the Preferred Shares, is prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock of the Company. The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 by (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to seventy five percent (75%) of the Average Closing Price of the Corporation's Common Stock for the five-day trading period ending on the day prior to the date of conversion but in no event greater than $.82 per share.

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

On February 20, 1998, the Company finalized a $750,000 private placement to Dominion Capital Fund, LTD and Canadian Advantage, LTD of 75 shares of its Series F Convertible Preferred Stock ("the "Preferred Shares") at a purchase price of $10,000 per share. The Preferred Stock pays a dividend of 6% per annum payable in Common Stock at the time of each conversion. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the "Regulation S Sale"). . At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $1.31 per share

The Preferred Shares are convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, in whole or in part, without the payment of any additional consideration. Pursuant to the Subscription Agreement, the Series F Holder, or any subsequent holder of the F Preferred Shares, was prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock of the Company. The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 by (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to seventy percent (70%) of the Average Closing Price of the Corporation's Common Stock for the five-day trading period ending on the day prior to the date of conversion.

The shares underlying the Preferred Shares are entitled to demand registration rights in the event that Regulation S is amended prior the conversion of the Preferred Stock.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibits                             Description
--------                             -----------
(a)
      3.          Amendment to Articles of Incorporation      (Designation of Series E Preferred Stock)*
      3.1         Amendment to Articles of Incorporation      (Designation of Series F Preferred Stock)*
      10.10       Focus Distribution Agreement

*Filed as an Exhibit to Form 10-QSB for the quarter ended March 31, 1998.



(b) Reports on Form 8-K

           Form 8-K dated February 19, 1998. Form 8-K dated March 16, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.





Dated: April 1, 1999                         Imaging Diagnostic Systems, Inc.

                                             By:  /s/Allan L. Schwartz
                                                  -----------------------
                                                   Allan L. Schwartz,
                                                   Executive Vice-President
                                                   Chief Financial Officer