Form 10KSB40/A
period 1998-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1999-04-12
CIK 790652

FORM 10-KSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

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

                    6531 NW 18th Court, Plantation, FL. 33313
                    -----------------------------------------
                    (address of principal office) (Zip Code)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No_____.

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

Based on the average closing bid and asked prices of the common stock on the latest practicable date, April 6, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $10,278,417 with 39,805,643 shares outstanding.

The number of shares outstanding of the issuer's common stock, as of March 15, 1999 was 39,805,643. As of April 6, 1999, the number of shares outstanding of each of the issuer's classes of preferred stock were Series B Convertible Preferred-450, Series G Convertible Preferred -38, Series H Convertible Preferred-103 and Series I Convertible Preferred-138.




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

HISTORY

During the first year of operations, the Company researched the interaction between high speed, rapid pulsed (Ti-Sapphire) laser technology and various detection technologies associated with standard computed tomographic ("CT") schemes. This research was based upon a prototype that was developed by Richard Grable, the Company's Chief Executive Officer, prior to his association with the Company. During June of 1995, Mr. Grable filed a patent for his prototype, which was able to create images of a breast. The Company refined various software and hardware configurations and components of the device based on these first images and filed a total of twelve ancillary United States patents from 1996 to October 1998, two additional patents were filed in November 1998 and the Company intends to file an additional patent application within the next six months. During this period of time there were further advances in laser technology effecting the size and stability of the laser component. The Company incorporated these changes by purchasing a laser package manufactured by Spectra-Physics, Inc.

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

The Company was granted, in June 1998, its second investigational device exemption ("IDE") to conduct clinical trials. An IDE allows a company to conduct human clinical trials without filing an application for marketing clearance. The Company is authorized to scan 20 patients at the Company's in-house facilities in Plantation, Florida and upon FDA approval, at three additional clinical sites. On September 1 and September 10, 1998, the Company formally submitted the first and second series of the 20 patient in-vivo (human) images and corresponding interpretation data to the FDA. . On January 14, 1999, the Company received notice that the IDE application to extend the in-vivo study to Nassau County Medical Center was conditionally approved. This IDE application is limited to one institution (Nassau County Medical Center) and 275 subjects. The Company had originally intended to have the CTLM(TM) positioned at Nassau County Medical Center not later than mid February, however due to renovations at Nassau County Medical Center, the delivery of the CTLM(TM) was postponed until such time as the renovations were complete. On March 3, 1999 the CTLM(TM) System was shipped to Nassau County Medical Center and is currently being installed. The testing is designed to develop diagnostic criteria for CTLM(TM) images. In order to acquire data that will be part of the final pre-market application (PMA), the Company intends to expand the clinical trials to hospitals in Miami, Chicago, Los Angeles, Boston and New York.

On June 12, 1997, the Company was advised by patent counsel that Mr. Grable's patent, filed June 5, 1995, "Diagnostic Tomographic Laser Imaging Apparatus" was granted with 4 independent and 24 subordinate claims. The independent claims serve to provide an overall outline of the disclosure of the invention. The subordinate claims provide additional information to identify pertinent details of the invention as they relate to the respective specific independent claim.

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

Mammography
Mammography is a non-invasive x-ray modality commonly used for both routine breast cancer screening and as a diagnostic tool. A mammogram produces an image of the internal structure of the breast, which is intended to display lesions as white spots against the black and/or white background of normal tissue. In a screening mammogram, radiologists seek to detect suspicious lesions, while in a diagnostic mammogram radiologist seek to characterize suspicious lesions. Mammograms require subjective interpretation by a radiologist and are often uncomfortable for the patient. Because x-ray mammography exposes the patient to radiation, ACS recommends that mammograms be limited to once per year. In addition, x-ray mammography is considered to be less effective for women under the age of 50 who generally have radiographically dense breast tissue. The average cost of a diagnostic mammogram is approximately $55 to $200 per procedure (an average of $113), and requires the use of capital equipment ranging in cost from approximately $75,00 to $225,000. It is expected that the CTLM(TM) device will cost approximately $350,000 and the cost of a bilateral exam will be $125 to $150. Due the high capital costs associated with mammography equipment and the specialized training necessary to operate the equipment and to interpret radiographic images, mammography is usually available only at specialty clinics or hospitals.


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

The FD&C Act further provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA. There are two review procedures by which medical devices can receive such approval or clearance. Some devices may qualify for clearance under a Section 510(k) procedure, which is not applicable to the CTLM(TM) since it is a Class III device. Since the CTLM(TM) does not qualify for the 510(k) procedure it must apply to the FDA for pre-marketing approval ("PMA") before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. A PMA application is typically a complex submission, usually including the results of clinical studies, and preparing an application is a detailed and time consuming process. Upon receipt of the PMA application, the FDA makes a threshold determination whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA is sufficiently complete to permit a substantive review, the FDA will file the application. Once a PMA application has been filed, the FDA has by regulation 180 days to review it; however the review time may be extended significantly by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee may also evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's GMC requirements prior to approval of a PMA. While the FDA has responded to PMA applications within the allotted time period, PMA reviews generally take approximately 12 to 18 months or more from the date of filing to approval. The PMA process is a lengthy and expensive one, and there can be no assurance that a PMA application will be reviewed within 180 days or that a PMA application will be approved by the FDA. . A number of devices for which PMA approval has been sought by other companies have never been approved for marketing. The Company intends to file for expedited review of its PMA application. The inability of the Company to obtain FDA approval would have a material adverse effect on the Company's business and financial condition and could result in postponement of the commercialization of the CTLM(TM) See Item
1. "Description of Business- Regulatory and Clinical Status".

Any products manufactured or distributed by the Company pursuant to a PMA are or will be subject to pervasive and continuing regulation by the FDA. The FDA Act also requires that the Company's products be manufactured in registered establishment and in accordance with GMP regulations. Labeling, advertising and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of medical devices is also subject to regulation in certain instances. In addition, the marketing and use of the Company's products may be regulated by various state agencies.

All lasers manufactured for the Company are subject to the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health of the FDA. The law requires laser manufacturers to file new product and annual reports and to maintain quality control, product testing and sales records, to comply with labeling and certification requirements. Various warning labels must be affixed to the laser, depending on the class for the product under the performance standard.

The Company and the manufacturers of the Company's products may be inspected on a routine basis by both the FDA and the individual states for compliance with current GMP regulations and other requirements.

In addition to the foregoing, the Company is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection and fire hazard control. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations and that such compliance will not have a material adverse effect upon the Company's ability to conduct business.

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

      Safety (Electrical/Mechanical) The safety of operators, patients and maintenance persons are of great concern. The medical industry has developed standards (as listed below) to maintain a high level of safety for the protection from electrical and mechanical hazards. The industry has also specified laser safety requirements for products that incorporate laser-emitting devices. The standards listed below are very similar to the guidelines utilized in the USA. for the same purpose.

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

           IEC 825-1: Safety of laser products. Part 1: Equipment classification, requirements, and user's guide.


           EN 60 950: Safety of Information Technology Equipment Including Business Equipment.

      Safety (EMC) An aspect of medical product safety that the medical industry has also determined to be a safety factor is the electromagnetic compatibility (EMC) of a product. EMC is basically the ability of a product to exist in the presence of other products without the functionality of either device being effected. The standard listed is currently some of the most stringent requirements for products in this area.


           EN 60 601-1-2: Medical electrical equipment. Part 1: General requirements for safety 2. Collateral standard: Electromagnetic compatibility - requirements and tests.


      Programmable Electrical Systems (Software) The medical industry has recently determine that the software that runs the safety features of medical devices is as much a function of the safety features as the hardware. For this reason, standards have been created to allow evaluation of such software. As the CTLM does utilize software in some aspects of such safety devices, evaluation in accordance with the most recent software standards is required. These requirements are ones similar to the requirements adopted by the FDA for the same purpose.


           EN 60 601-1-4: Medical electrical equipment. Part 1: General requirements for safety 4. Collateral standard: Programmable electrical medical systems.


      Quality Assurance Systems In efforts to assure quality processes, the Company is utilizing the most recent quality control standards in the development of our quality assurance program. The standards listed are particular to the medical industry.

           EN 29001 : Quality Systems - Model for Quality Assurance in design/development, production, installation, and servicing.


           EN 46001 : Specification for Application of EN 29001 to the manufacture of medical devices.


      Clinical Evaluations As clinical evaluations are required for the CTLM and almost every country has a different way for the evaluations to be performed and documented, the Company is required to perform our evaluations in accordance with the most recent requirements. These documents state these requirements.

           EN 540: Clinical investigation of medical devices for human subjects.

           Medical Devices Directive (93/42/EEC) Annex X:  Clinical evaluations.


      Risk Assessment Most safety requirements (especially requirements for software) are driven from possible safety hazards. These hazards are uncovered by a proper risk assessment as outlined in this standard.


           prEN 1441:  Medical devices - risk analysis.


      Additional Markings/Symbols/Terminology/Documentation. These standards list additional aspects of the CTLM(TM) that require additional information not covered by the requirements listed above.

           prEN 980: Terminology, symbols, and information provided with medical devices. Graphical symbols for use in the labeling of medical devices.

           prEN 1041: Terminology, symbols, and information provided with medical devices. Information supplied by the manufacturer with medical devices.

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

REGULATORY AND CLINICAL STATUS

United States/FDA
-----------------

On March 19, 1998 the Company submitted the final Report for the Company's IDE. Also on March 19, 1998 the Company met with representatives of the FDA. The purpose of the meeting was to describe several options to the Company's IDE and to get the FDA's perspective on these approaches. It was decided that the Company will conduct clinical trials under the IDE with 20 patient studies performed in-house and monitored by an Institutional Review Board ("IRB") established by the Company the ("In House Studies). The information obtained from the study will be submitted to the FDA to enable the Company to commence the clinical studies at three unaffiliated clinical sites.

In April 1998 the Company appointed seven physicians and one physicist who are specialists in the following fields: Gynecology/Obstetrics and Mammography (4), breast surgery (1), Neurology (1), Radiology (1), and optics and laser engineering (1), to serve on the IRB for the In House Studies. The IRB was appointed to review, to approve the initiation of, and to conduct periodic review of the Company's research involving human subjects. The primary purpose of an IRB is to assure, both in advance and by periodic review, that appropriate steps are taken to protect the rights and welfare of humans participating as subjects of the research. To accomplish this purpose, IRB's use a group process to review research protocols and related materials (e.g., informed consent documents and investigator brochures) to ensure that:

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

The IRB is not responsible for nor does it participate in obtaining data, the interpretation of data or clinical results, or the approval of the CTLM(TM). The IRB does not receive any compensation for its services; however, if pursuant to FDA requirements, one of the members should supervise the actual scanning of women, they are paid a supervisory clinical honorarium of $250 per day. The optics and laser engineer IRB member also serves and has served for the past three years, as a consultant to the Company on an "as needed" basis. He receives a consulting fee from the Company of $700 per month. The Neurology IRB member is married to one of the Company's engineers. Pursuant to FDA regulations, these type of relationships between an IRB member and the Company and an IRB member and a Company employee are not prohibited.


On May 15, 1998 the Company submitted a supplemental safety report to the FDA which encompasses all of the modifications and upgrades since the initial safety report was filed.


In order to collect the clinical data for the PMA, the Company was granted, in June 1998, its second investigational device exemption ("IDE") to conduct clinical trials. An IDE allows a company to conduct human clinical trials without filing an application for marketing clearance. See Item 1 "Description of Business-Government Regulation." The Company was authorized to scan 20 patients at its in-house facilities in Plantation, Florida. On September 1 and September 10, 1998, the Company formally submitted the first and second series of the 20 patient in-vivo (human) images and corresponding interpretation data to the FDA. In December 1998, the Company completed the 20 patient in-vivo images and submitted them to the FDA.

The Company has selected Nassau County Medical Center (NCMC) of East Meadow, Long Island, New York, to be its first off-site clinical site to participate in its 400 case investigational clinical study. On January 14, 1999, the Company received notice that the IDE application to extend the in-vivo study to Nassau County Medical Center was conditionally approved by the FDA. The Company received final approval to conduct the investigational study on February 26, 1999. This IDE application is limited to one institution (Nassau County Medical Center) and 275 subjects. The Company had originally intended to have the CTLM(TM) positioned at Nassau County Medical Center no later than mid February, however due to renovations at Nassau County Medical Center, the CTLM(TM) was shipped on March 3, 1999 and as of the date of this Report is in the process of being installed. The Company will continue its investigational device studies in accordance with the approved IDE rotocol. The Company is still evaluating sites in Miami, Chicago, Los Angeles, and Boston. Once the 400 case investigational clinical study is completed, the Company plans to file a Pre-Market Approval application (PMA) with the FDA to obtain marketing clearance.

The IRB for the Nassau County Study is comprised of twenty-three members, none of which are affiliated with the Company. The professional specialties and other information which regard to the IRB members of the Nassau County Study is set forth in the table below.

                         ------------------------ ----------------------- --------------------------------
                         Highest Degree Earned    Professional Specialty  Affiliation With NCMC
                                                  General - Specific
                         ------------------------ ----------------------- --------------------------------
                         M.D.                     Neurology               Yes
                         ------------------------ ----------------------- --------------------------------
                         M.D.                     Surgery                 Yes
                         ------------------------ ----------------------- --------------------------------
                         M.D.                     Pediatrics              Yes
                         ------------------------ ----------------------- --------------------------------
                         Reverend                 Other Fields, Religion  Yes
                         ------------------------ ----------------------- --------------------------------
                         M.D.                     Obstetrics &            Yes
                                                  Gynecology
                         ------------------------ ----------------------- --------------------------------
                         Ph.D                     Psychiatry;             Yes
                                                  Behavioral Scientist
                         ------------------------ ----------------------- --------------------------------


                         M.D.                     Pathology               Yes
                         ------------------------ ----------------------- --------------------------------
                         M.D.,                    Medicine-               Yes
                         Ph.D.                    Allergy/Immunology
                         ------------------------ ----------------------- --------------------------------
                         M.B.                     Administrator           No
                         ------------------------ ----------------------- --------------------------------
                         J.D.                     Other Fields, Law       No
                         ------------------------ ----------------------- --------------------------------
                         M.D.                     Physiatry               Yes
                         ------------------------ ----------------------- --------------------------------
                         M.D.                     Pediatrics              Yes
                         ------------------------ ----------------------- --------------------------------
                         Ph.D.                    Obstetrics &            Yes
                                                  Gynecology
                         ------------------------ ----------------------- --------------------------------
                         M.D.                     Psychiatry              Yes
                         ------------------------ ----------------------- --------------------------------
                         Ph.D.                    Biostatistician         Yes
                         ------------------------ ----------------------- --------------------------------
                         Ph.D.                    Anesthesiology          Yes
                         ------------------------ ----------------------- --------------------------------
                         B.S.,                    Pharmacy                Yes
                         R.Ph.
                         ------------------------ ----------------------- --------------------------------
                         Ph.D.                    Medicine -              Yes
                                                  Biochemistry
                         ------------------------ ----------------------- --------------------------------
                         Ph.D.                    Pediatrics              Yes
                                                  -Microbiology
                         ------------------------ ----------------------- --------------------------------
                         Ph.D.                    Administrative          Yes
                         ------------------------ ----------------------- --------------------------------
                         M.D.                     Director for Academic   Yes
                                                  Affairs
                         ------------------------ ----------------------- --------------------------------
                         Ph.D.                    Pathology               Yes
                         ------------------------ ----------------------- --------------------------------
                         M.D.                     Academic Affairs
                         ------------------------ ----------------------- --------------------------------

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


      The device represents a clear clinically meaningful advantage over existing technology, defined as having major (not incremental) increased effectiveness, or reduced risk compared to existing technology. The availability of the device is otherwise in the best interest of the public health.


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


Evaluating and Securing a Notified Body ("NB") - The role of an NB is to assist manufacturers (domestic and international) in showing compliance with the governmental regulations that govern that specific category. Each country's government is able to designate a Competent Authority, which, among other things, is responsible for the evaluation of regulatory non-governmental agencies in their country for designation as a NB.

An agency can be approved to be a NB for different categories (i.e. electrical products, machinery, medical, etc.). For instance, the NB that the Company will choose will be one that is approved to assist manufacturers in showing compliance with MDD. As MDD is very encompassing (product safety, quality assurance, EMC, software, etc) some NBs are only approved to assist manufacturers in certain areas (i.e. quality assurance evaluations) and the manufacturer will need to look to another NB for assistance in the other areas. The Company is in the process of evaluating applicable NBs and intends to select a NB that can assist it in all matters of the MDD.

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

Reliance on International Sales.
The laws of certain European and Asian countries may permit the Company to begin marketing the CTLM(TM) device in Europe and Asia before marketing would be permitted in the United States. See Item 1 "Description of Business-Government Regulation." The Company intends to commence international sales of the CTLM(TM) in Europe and Asia prior to commencing commercial sales in the United States, where sales cannot occur unless and until the Company receives pre-market approval from the FDA. Thus, until the Company receives pre-market approval from the FDA to market the CTLM(TM) in the United States, as to which there can be no assurance, the Company revenues, if any, will be derived from sales to international distributors. A significant portion of the Company's revenues, therefore, may be subject to the risks associated with international sales, including economical and political instability, shipping delays, fluctuation of foreign currency exchange rates, foreign regulatory requirements and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a timely basis. Future imposition of, or significant increases in the level of customs duties, export quotas or other trade restrictions could have a material adverse effect on the Company's business, financial condition and results of operations. The regulation of medical devices, particularly in Europe, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

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

Pursuant to the Agreement, Emtron will have exclusive rights to market the CTLM(TM)device in the Republic of Turkey for a term of 18 months with an option to renew for an additional one-year term. The Company believes that this alliance with Emtron will give the CTLM(TM)a tremendous exposure in the Republic of Turkey.


In April 1998, the Company entered into an exclusive International Distribution Agreement with Focus Surgical LTD., to distribute the CTLM(TM) device to hospitals and clinics throughout the United Kingdom and Ireland. The term of the Agreement is three years, with a minimum purchase requirement of 10, 12, and 15 CTLM(TM) devices in the first, second, and third year(s) of the Agreement, respectively. For the purpose of the Agreement, the first year is deemed to begin when the Company obtains PMA acceptance from the FDA. See Item 1:
Description of Business-Government Regulation. Focus Surgical currently distributes non-competitive laser products for companies such as Sunrise Medical Technologies and Baltec, among many others.

In December 1998, the Company entered into distribution agreements with Consultronix and Iberadac to distribute the CTLM(TM) throughout Poland and Portugal and Spain, respectively. The Agreements are for a term of 3 years, with a renewal option by the Company for an additional year provided that each distributor sells at least one CTLM(TM) per year.

Consultronix was established in 1987 and employs 22 persons and markets medical equipment throughout Poland in the field of Ophthalmology, Image Diagnostic, and Urology. Iberadac distributes Radiology and Ultrasound equipment for Americare, Capintec, Acuson and Fisher Imaging throughout Portugal and Spain.

The Company has secured exclusive distributors as follows:

                      INTERNATIONAL DISTRIBUTORS BY COUNTRY

                                                       Renewal Option
     Country           Term             Expiration     by IDSI           Renewal Period
     -------           ----             ----------     -------           --------------
     Australia         3 years          3/13/00        Yes               2 years
     Austria           3 years          3/11/00        Yes               2 years
     Belgium           1 year           2/9/2000       Yes               1 year
     Brunei            3 years          3/13/00        Yes               2 years
     China             3 years          3/13/00        Yes               2 years
     France            29 months        12/31/98       Yes               2 years
     Germany           3 years          3/11/00        Yes               2 years
                       1 year           2/9/2000       Yes               1 year
     India             3 years          3/13/00        Yes               2 years
     Indonesia         3 years          3/13/00        Yes               2 years
     Ireland           3 years          3/29/01        Yes               1 year
     Israel            2 years          12/31/98       Yes               2 years
     Italy             29 months        11/30/98       Yes               2 years
     Luxembourg        1 year           2/9/2000       Yes               1 year
     Malaysia          3 years          3/13/00        Yes               2 years
     New Zealand       3 years          3/13/00        Yes               2 years
     Philippines       3 years          3/13/00        Yes               2 years
     Poland            3 years          12/3/02        Yes               1 year
     Portugal          3 years          12/3/02        Yes               1 year
     Russia            3 years          3/11/00        Yes               2 years
     San Marino        29 months        11/30/98       Yes               2 years
     Singapore         3 years          3/13/00        Yes               2 years
     South Korea       2 years          2/10/99        Yes               2 years
     Spain             3 years          12/3/02        Yes               1 year
     Switzerland       3 years          3/11/00        Yes               2 years
     Turkey            18 months        7/19/99        Yes               1 years
     United Kingdom    3 years          3/29/01        Yes               1 year
     Vatican City      29 months        11/30/98       Yes               2 years

To date, the Company has not marketed, or generated revenues from the commercialization of the CTLM(TM). Originally the Company anticipated that the CTLM(TM) would be ready for distribution in the summer of 1998, however during the course of clinical trials, certain problems became evident, solutions to these problems had to be found and adjustments had to be made to the CTLM(TM) to correct such problems. The Company anticipates that the first distributions of the CTLM(TM) will occur in its fourth fiscal quarter beginning April 1999, however no assurance can be given in this regard.

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

PATENTS
In December 1997, the patent for the CTLM(TM) was issued by the United States Department of Commerce Patent and Trademark Office under Patent Number 5692511 (the "Patent"). The Patent has a total of 4 independent claims and 24 subordinate claims. The independent claims serve to provide an overall outline of the disclosure of the invention. The subordinate claims provide additional information to identify pertinent details of the invention as they relate to the respective specific independent claim.

The Company owns the rights, to the Patent pursuant to an exclusive patent licensing agreement, for the use of the Patent for the CTLM(TM) technology. The life of a Patent is 17 years. The Patent is owned by Richard Grable, the Company's Chief Executive Officer. In addition, the Company has twelve additional United States patents pending with regard to Optical Tomography, as follows:

                              U.S. PATENTS PENDING

PCT Appl.      For                                           Case #       Serial #         Filing Date  Patent #
Yes            Diagnostic Tomographic Laser Imaging          6356         08/484,904       6/7/95       5,692,511
               Apparatus
               (Electronics & Imaging)
Yes            Diagnostic Tomographic Laser Imaging          6356-US      08/952,821       7/31/98      Pending
               Apparatus
               (Patient Support Strucure) in addition to
               above

PCT Appl.      For                                           Case #       Serial #         Filing Date  Patent #
Yes            Device for Determining the Contour of the     6558-1       08/965,148       11/6/97      Pending
               Surface
               of an Object Being Scanned

PCT Appl.      For                                           Case #       Serial #         Filing Date  Patent #
Yes            Device for Determining the Perimeter of the   6559-1       08/965,149       11/6/97      Pending
               Surface of an Object Being Scanned and for
               Limiting Reflection from the Object Surface

PCT Appl.      For                                           Case #       Serial #         Filing Date  Patent #
No             Data Acquisition Technique                    6570         60/032,592       11/29/96     Pending

PCT Appl.      For                                           Case #       Serial #         Filing Date  Patent #
No             Data Acquisition Technique Using Wall Eye     6571         60/032,593       11/29/96     Pending

PCT Appl.      For                                           Case #       Serial #         Filing Date  Patent #
No             Detector Array with Variable Amplifiers for   6572-1       08/979,328       11/26/97     Pending
               Use
               in a Laser Imaging Device

PCT Appl.      For                                           Case #       Serial #         Filing Date  Patent #
Yes            Detector Array for Use in a Laser Imaging     6573-1       08/963,760       11/4/97      Pending
               Apparatus
PCT Appl.      For                                           Case #       Serial #         Filing Date  Patent #
Yes            Method for Reconstructing the Image of an     6574-1       08/979,624       11/28/97     Pending
               Object
               Scanned with a Laser Imaging Apparatus

PCT Appl.      For                                           Case #       Serial #         Filing Date  Patent #
No             Fluorescent Imaging                           6585         60/036088        1/17/97      Pending

PCT Appl.      For                                           Case #       Serial #         Filing Date  Patent #
No             Laser Imaging Apparatus Using Biomedical      6647         09/008,477       1/16/98      Pending
               Markers That Bind to Cancer Cells

PCT Appl.      For                                           Case #       Serial #         Filing Date  Patent #
No             Phantom for Optical and Magnetic Resonance    6648         09/096,521       6/12/98      Pending
               Imaging Quality Control

PCT Appl.      For                                           Case #       Serial #         Filing Date  Patent #
Yes            Time-Resolved Breast Imaging Device           6707         09/199,440       11/25/98     Pending

Neither the Company nor Mr. Grable hold foreign patents, however the table below sets forth certain information with regard to the patents that have been applied for.

                       FOREIGN PATENT APPLICATIONS PENDING


AUSTRALIA
Inv. Date       Invoice#         Description            For                           Intl. Appl. #     Filing Date
12/29/97        C974248JD        National Phase in      Diagnostic Tomographic Laser  PCT/US95/08225    7/10/95
                                 Australia              Imaging Apparatus
                                 of PCT Appl.

CANADA
Inv. Date       Invoice #        Description            For                           Intl. Appl. #     Filing Date
2/4/98          C984481JPD       National Phase in      Diagnostic Tomographic Laser  PCT/US95/08225    7/10/95
                                 Canada                 Imaging Apparatus
                                 of PCT Appl.

China
Inv. Date       Invoice #        Description            For                           Intl. Appl. #     Filing Date
5/27/98         PM986040JD       Chinese Patent Appl.   Diagnostic Tomographic Laser  PCT/US95/08225    7/10/95
                                                        Imaging Apparatus
                                 For Invention

European
Patent Office
Inv. Date       Invoice #        Description            For                           Intl. Appl. #     Filing Date
1/28/98         C984270JD        National Stage in      Diagnostic Tomographic Laser  PCT/US95/08225    7/10/95
                                 Europe                 Imaging Apparatus
                                 of PCT Appl.

Japan
2/5/98          C984482JPD       Natl. Phase in Japan   Diagnostic Tomographic Laser  PCT/US95/08225    7/10/95
                                                        Imaging Apparatus
                                 of PCT Appl.

MEXICO
Inv. Date       Invoice #        Description            For                           Intl. Appl. #     Filing Date
9/2/98          C987553JD        National Phase in      Diagnostic Tomographic Laser  PCT/US95/08225    7/10/95
                                 Mexico                 Imaging Apparatus
                                 of PCT Appl.

PCT Covers
European
Countries
Inv. Date       Invoice #        Description            For                           Intl. Appl. #     Filing Date
1/3/97          P970502JD        PCT Appl. For RJG      Diagnostic Tomographic        PCT/US95/08225    7/10/95
                                                        Imaging Apparatus
2/19/98         C984498JPD       PCT Intl. Appl of IDSI Detector Array for Use in a   PCT/US97/20970    11/28/97
                                                        Laser Imaging Apparatus
2/19/98         C984497JPD       PCT Intl. Appl of IDSI Method for Reconstructing     PCT/US97/23160    11/28/97
                                                        the Image of an Object
                                                        Scanned with a Laser Imaging
                                                        Apparatus
3/18/98         C985531JPD       PCT Intl. Appl. Of     Device for Determining the    PCT/US97/19615    11/7/97
                                 Wake,                  Perimeter of the Surface
                                 Grable & Rohler        of an Object Being Scanned
                                                        and for Limiting
                                                        Reflection from the Object
                                                        Surface
5/13/98         C986209JPD       PCT Intl. Appl of IDSI Apparatus for Determining     PCT/US97/19614    11/7/97
                                                        the Perimeter of the
                                                        Surface of an Object Being
                                                        Scanned

The Company intends to file for patents on products, including the CTLM(TM), for which it feels the cost of obtaining a patent is economically reasonable in relation to the expected protection obtained. There can be no assurances that any patent that the Company applies for will be issued, or that any patents issued will protect the Company's technology. If the patents the Company license or obtains are infringed upon, or if the Company is required to defend any patent infringement cases brought against it, it will require substantial capital, the expenditure of which the Company might not be able to afford.

PATENT LICENSING AGREEMENT

Background
In December of 1993 Richard Grable, Linda Grable and Allan L. Schwartz (the "Founders"), Imaging Diagnostic Systems, Inc., which at that time was a privately held Florida corporation (the "Private Company"). The sole purpose of the Private Company was to further develop Richard Grable's invention, a CT laser breast-imaging device (the "Mammoscan(TM)"). The Mammoscan(TM) had already been exhibited at the RSNA 89' session and held the promise of a new, emerging technology for the detection of breast abnormalities without compression or ionizing X-rays. This device used a laser diode for its energy source and a 386 processor that was extremely slow. Once the technology required to speed up the processing became available the Founders believed that this device would be a major breakthrough in the early detection of breast cancer.

It was unanimously decided that the Private Company should merge with a public shell and raise its initial seed funding through the sale of common stock pursuant to Regulation D, Rule 504. On April 14, 1994 the Company merged with Alkan Corp., a New Jersey public company. Alkan Corp.'s name was changed to Imaging Diagnostic Systems Inc. and the privately held Company was dissolved. Since inception, the Company and Mr. Grable had an understanding that the Company would have the exclusive license for use of the Patent and Mr. Grable would be paid a royalty, however the amount to be paid for the license and other terms and conditions of the license were never discussed and the exclusive license for the patent was never memorialized in written form. It was understood at the time of the merger that Mr. Grable would be compensated for his patent, when issued and that he would receive a development royalty based on sales of the device. In February 1995, pursuant to an amendment to his July 5, 1994 employment agreement (the "Employment Agreement") he was granted a development royalty based on the net sales of the CTLM(TM). The Company still did not have a binding agreement with regard to its use of the Patent.. When Mr. Grable filed the patent application in June of 1995, the Board instructed the Company's General Counsel to draft an Exclusive Patent License Agreement. The Company's prior General Counsel was involved with funding agreements, Federal filings, employment contracts and other legal issues which are inherent to a development stage Company and never prepared the Patent License Agreement and the Company did not realize that a formal agreement had not been executed.

Negotiations
------------
In September 1997 the Company hired new general counsel. In her review of the records of the Company she discovered that no agreement for the use of the Patent had been executed and apprised the Board of Directors of this fact that the Company had no binding agreement for the use of the Patent. Since it was always the intent of Mr. Grable to grant the Company an exclusive license to the Patent, a licensing agreement was negotiated The Company's General counsel represented the Company and Mr. Grable retained separate counsel for himself. Mr. Schwartz negotiated the terms of the Patent License Agreement on behalf of the Company. The Company did not seek the services of a financial advisor to issue a fairness opinion with regard to the Patent License

Even though Mr. Schwartz and Mr. Grable are both founders of the Company, the Company believes that the parties negotiating the transaction were independent of each other and on equal footing. Mr. Schwartz had full knowledge of the patent, had physically seen the original prototype, Mammoscan, operate in May of 1990 and recognized the CTLM's(TM) potential to generate revenues for the Company upon receiving FDA marketing clearance.

Moreover, the Company believes that the terms of the Patent License Agreement are fair to the Company and comparable to terms that would have been required by an unaffiliated third party holding the Patent, given the same circumstances and conditions that existed at the time the Patent License was negotiated. The Company's belief is based on the following facts and circumstances;(i) an oral understanding with Mr. Grable already existed from the inception of the Company regarding the Patent License; (ii) a Royalty Agreement was already included in Mr. Grable's Employment Agreement; (iii)the negotiations were conducted to agree on the number of shares to be issued as consideration for the Patent License, to modify the terms of the royalty, and memorialize the agreed upon terms in a written contract; (iv) the Company had expended substantial funds for the development of the CTLM(TM)and technically had no legal right for its use; (v). Mr. Grable and Mr. Schwartz both had a fiduciary duty to the Company and its Shareholders to formalize, in writing, the oral agreement regarding the Patent and (vi) the value of the Patent to the Company was determined by the preparation of a confidential three year pro-forma statement of operations beginning with fiscal year June 30, 1998 and ending with fiscal year ended June 30, 2000. This statement reflected an average of $35,615,732 Net Revenues over the last two fiscal years assuming that the Company received FDA marketing clearance in the latter part of calendar 1998. Although no assurances can be given, the Company now anticipates FDA Marketing clearance in the very latter part of calendar 1999. Since all of the revenues and the Company's existence were totally dependent on Mr. Grable's patent, it was determined that a reasonable one-time license fee would be 10% of that average over the two-year period. That amount, $3,561,573 was approximately the value of the shares ultimately agreed upon by both parties.

Due to the foregoing and because, under Mr. Grable's guidance, the development of the CTLM(TM) was nearing completion, FDA clinical trials were underway, and three external clinical sites at hospitals in the United States were being planned, and because the Board believed that the transaction was fair, the lack of a fairness opinion by a financial advisor did not affect the decision of the Board. This situation placed Mr. Grable in better bargaining position, which strengthened as the CTLM(TM) moved closer to being a marketable medical imaging device. Initially, Mr. Grable's counsel advised him to request 15 million shares of common stock that would be immediately registered in order to afford Mr. Grable protection against dilution. The Company rejected that offer and continued negotiating. After several offers and counter offers and several discussions, Mr. Grable accepted a lesser number of shares (7,000,000) with anti-dilution provisions and agreed to payment of the licensing fee in two installments, one year apart and agreed to accept restricted shares with no registration rights. In addition, a new royalty structure, based upon the net selling price of all products and goods in which the Patent is used, before taxes and after deducting the direct cost of the product and commissions or discounts paid was agreed to. Once the Company begins to generate revenues, it is contractually obligated to pay, until July 4, 1999 (the expiration date of Mr. Grable's Employment Agreement), Development Royalties set forth below pursuant to Mr. Grable's Employment Agreement and the Licensing Royalties set forth below pursuant to the Patent Licensing Agreement until such time as the Patent Licensing Agreement is ratified by the shareholders. See "The Agreement" below.

Pursuant to the License Royalty structure, the percentage of Royalties to be paid is in a declining scale as opposed to the ascending scale contained in the Amendment to Mr. Grable's Employment Agreement. Although the License Royalty structure is higher on every level than the Development Royalty structure, the Company believes that in the long run it is more advantageous for the Company to pay a higher Royalty and have the legal and exclusive right to use the patent as opposed to being obligated to pay a lower development Royalty pursuant to an Employment Agreement, with no right to the Patent. Moreover, at the $10,000,000 plus level (the level which represents the sale of approximately 29 machines per year) the difference in the Royalty structure is only 1%. The following is a comparison of the Development and License Royalty structures:

               DEVELOPMENT ROYALTY STRUCTURE                            LICENSING ROYALTY STRUCTURE

           GROSS SALES              PERCENTAGE                   GROSS SALES        PERCENTAGE
      ------------------------- -----------------               ---------------------- ------------------
      $0 to $999,999            2.5%                            $0 to $1,999,999       10%
      ------------------------- -----------------               ---------------------- ------------------
      $1,000,000 to $1,999,999  3%                              $2,000,000         to  9%
                                                                $3,999,999
      ------------------------- -----------------               ---------------------- ------------------
      $2,000,000 to $3,999,999  3.5%                            $4,000,000         to  8%
                                                                $6,999,999
      ------------------------- -----------------               ---------------------- ------------------
      $4,000,000 to $9,999,999  4%                              $7,000,000         to  7%
                                                                $9,999,99
      ------------------------- -----------------               ---------------------- ------------------
      Greater than $10,000,000  5%                              Greater          than  6%
                                                                $10,000,000
      ------------------------- -----------------               ---------------------- ------------------

Agreement
---------
In June 1998, the Company and Mr. Grable, entered into the Patent Licensing Agreement. Pursuant to the terms of the Patent Licensing Agreement, the Company was granted the exclusive right to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize and practice the Patent, all improvements thereto and all technology related to the process, throughout the world. This license shall apply to any extension or re-issue of the Patent. The term of the license is for the life of the Patent (17 years) and any renewal thereof, subject to termination, under certain conditions. As consideration for the License, on June 5, 1998, the Company issued to Mr. Grable 3,500,000 shares of common stock and is required to issue and additional 3,500,000 shares in June 1999. The market price of the Shares at the time of issuance was $.54 per Share. In addition, the Company has agreed to pay to Mr. Grable, a royalty based upon the net selling price (the dollar amount earned from the sale by the Company, both international and domestic, before taxes minus the cost of the goods sold and commissions or discounts paid), of all products and goods in which the Patent is used, before taxes and after deducting the direct cost of the product and commissions or discounts paid (the "Royalty"). During the second year of the Agreement there is a minimum cash royalty provision of $250,000 payable at the end of the second year.

The Board of Directors did not submit the matter for a shareholder's vote prior to the execution of the Patent License Agreement or the issuance of the shares, since shareholder approval was not required by the Florida Business Corporation Act. Pursuant to the Patent License Agreement, the Company is required to have the Patent License Agreement ratified by its Shareholders at its next special or annual meeting of Shareholders in order for the Licensing Royalties set forth above, to take the place of the Development Royalties set forth in the Amendment to Mr. Grable's Employment Agreement, and for such Amendment to become void and have no effect. The ratification by the shareholders was requested by Mr. Grable, based upon advice from his counsel. If shareholder ratification is not obtained, the Company would contractually be required to pay Development Royalties until July 4, 1999 (the expiration date of Mr. Grable's Employment Agreement) in addition to the Patent License Royalties. If ratification is received, in the event that litigation is instituted with regard to the validity of the Patent License Agreement, the Company or Mr. Grable could and may assert as a defense that shareholders approved the Patent License. All shareholders will be entitled to vote on the ratification.

The Patent Licensing Agreement also contains anti-dilution protection upon the occurrence of any stock dividend, stock split, combination or exchange of shares, reclassification or re-capitalization of the Company's common stock, reorganization of the Company, consolidation with or merger into or sale or conveyance of all or substantially all of the Company's assets to another corporation or any other similar event which serves to decrease the number of Shares issued pursuant to the Patent Licensing Agreement. See ITEM 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 12. Certain Relationships and Related Transactions. The Patent has generated no revenues to date. The Company anticipates that it will receive revenues related to the Patent its fourth fiscal quarter beginning April 1999, however no assurance can be given in this regard.

OEM AGREEMENT

In January 1998, the Company entered into an Original Equipment Manufacturer Agreement (OEM) with Imation Corp. ("Imation"), a worldwide leader in the imaging and information industry. Imation has a marketing presence in more than 60 countries and operates 17 manufacturing, research and distribution facilities. In December 1998, Imation's medical imaging business in North America, Latin America, and Asia was purchased by the Eastman Kodak Company. Immediately after the purchase by Kodak, the Company received correspondence from Kodak, which confirmed that the Company's OEM agreement would not be changed by the acquisition of Imation. At that the time, the company issued a purchasing order for a new dry View Imager to be

Pursuant to the OEM Agreement, the Company has been granted a limited, nonexclusive, worldwide, royalty-free license to use Imation's proprietary information with regard to technical interface, and timing diagrams, specification, definitions, and drawings defining such technical interface (the "Dry View Technology").


The OEM Agreement also gives the Company the right to market the Dry View Technology directly or indirectly through its Distributors. The DryView(TM) imagesetting film is a hard-dot quality film that requires no chemical processing, which traditional image processors require. It also eliminates the need for a dark room. This dry film product was developed by Imation based on the same technology used to develop Imation's DryView(TM) Laser Imaging System for the medical imaging market. The dry image setting film is used in a number of dry film imagesetters developed by systems developers including Scitex Corporation Ltd., ECRM Incorporated, Ultre Division of Linotype-Hell Company and Exxtra Corporation. Due to the fact that the processing procedure for the DryView(TM) does not use chemicals and therefore eliminates the possibility of environmental contamination, eliminates the need for a dark room and eliminates the cost of chemical processing, the Company believes that the Dry View Technology will provide the Company's end uses with the most efficient, economical, and ecological product in the medical industry.

It was originally believed that the OEM agreement could provide the Company with immediate revenues from direct sale of the Dry View Technology. As a result of local marketing efforts in the immediate market of South Florida, it was quickly determined that the marketing of this product would not be cost effective since the Company would be competing with Imation's (Now Kodak's own sales force) and others who have vaster resources and personal than the Company. Due to this competition factor, the Company has not marketed any DryView to date and will use the technology as a Value-added option to the CTLM(TM) device when sold.

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

The Company in fact, did implement its proposal and on March 12th provided Nasdaq with copies of all documentation necessary to satisfy any concerns that the Panel had regarding the Shareholder. On March 31, 1997, prior to the time Nasdaq acted on the proposal, Barron's published an inaccurate article stating that a Nasdaq spokesman indicated that the listing would be denied. For the 36 trading day period prior to the date of this article the Company's stock traded at $3.00 and above. The article had a predictable negative impact on the Company's stock and the price dropped below $3.00 and did not recover, despite a retraction from Barron's on April 7, 1997. Based upon this decline the Nasdaq staff has refused to approve the Company for listing on the Nasdaq Small Cap Market. ". On March 15, 1999, the Company's common stock closed at $.34 . See
Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters."

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

On June 11, 1998, the Company filed an Application for Review before the United States Securities and Exchange Commission to appeal the Decision of the Council. The basis for the appeal was that the Council erred in affirming the Panel's decision placing conditions upon the Company's initial inclusion. The Company contends that: (i) it did satisfy all the listing requirements on a timely basis but was initially rejected for listing by the Nasdaq Staff and Panel on grounds that were ultimately reversed by the in the first appeal; (ii) that the Company satisfied the listing requirement and this fact was so recognized in the Committee's Decision in the first appeal; (iii) that due to the four month delay cased by the Nasdaq Staff; dilatory review process, and the irresponsible remarks made by a Nasdaq Staff member to Barron's; the price of the Company's stock declined below the initial listing requirement (but remained well above the maintenance requirement). Based upon price deficiency alone, the Company was denied listing.


On August 8, 1998, the Company filed it's Brief in Support of Application for Review. Nasdaq's brief was due on

September 10, 1998 and filed on September 15, 1998. On September 25, 1998, the Company filed its Reply Memorandum to the Brief of the Nasdaq Stock Market. As of the date of this Report, no hearing has been scheduled or decision rendered.


EMPLOYEES

As of April 7, 1999, the Company had 33 full-time employees, including its three executive officers, and 2 part-time employees. A majority of the Company's employees (22) are employed in the areas of scientific and product research and development. The Company's ability to provide its services is dependent upon the Company recruiting, hiring and retaining qualified technical personnel. To date, the Company has been able to recruit and retain sufficient qualified personnel. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.


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

The Company has begun testing its servers and workstations for Y2K compliance. All of its computers have Intel Pentium processors. During stand-alone tests, the computers with Intel Pentium processors were Y2K compliant. Software has been purchased to test and repair non-compliant systems. The testing and remediation by the Company's Computer System Support Engineer is expected to be completed on or before June 30, 1999.

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

On October 7, 1998 a lawsuit was filed against the Company in the United States District Court, Southern District of New York, by the Series B Holders (Case No. 98 Civ. 086). The Company was served on October 19, 1998. The lawsuit alleged that the Company breached its contract of sale to the Series B Holders by, among other this failing to convert the Series B Preferred Stock and failure to register the common stock underlying the Preferred.


In April 1999, the Series B Preferred Stock was purchased from the Series by an unaffiliated third party, Charlton Avenue LLC ("Charlton"). On April 6, 1999, the Company entered into a Subscription Agreement with Charlton whereby the Company agreed to issue to Charlton 138 shares of its Series I, 7% Convertible Preferred Stock. The Company's Board of Directors established the value of the Series I Preferred at $10,000 per share. Consideration for the subscription was paid as follows:

         (1) Forgiveness of approximately $725,795 in interest due and payable in connection with the Series B convertible preferred stock.
         (2) Settlement and dismissal, with prejudice, of all litigation concerning the Series B convertible preferred stock.
         (3) Cancellation of 112,500 Warrants that were issued with the Series B Convertible Preferred Stock; and
         (4) The amendment of the Series B Preferred designation to impose a limitation on the owner(s) of the Series B Convertible Preferred Stock to ownership of not more than 4.99% of the Company's outstanding common stock at any one time.

The Company is not aware of any other material legal proceedings, pending or contemplated, to which the Company is, or would be, a party or of which any of its property is, or would be, the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not submitted any matters to a vote of Security Holders. As of the 3rd day of December 1998, , Austost Anstalt Schaan, Avalon Capital Ltd., Balmore Funds S.A., Steven Cohen, Canadian Capital Fund Ltd., Dominion Capital Funds, Ltd. Linda B. Grable, Richard J. Grable, Deborah O'Brien, The Malcolm Kanan Empire Trust and Allan L. Schwartz, (collectively "the Majority Common Shareholders"), and Goodland International Investment Ltd., Weyburn Overseas

Limited, Austost Anstalt Schaan and Balmore Funds S.A (collectively "the Majority Preferred Shareholders authorized by written action, the Company's adoption of an amendment, in the form of Exhibit A hereto (the "Amendment"), to the Company's Certificate of Incorporation, as amended, to increase the authorized common stock, no par value per share ("Common Stock"), of the Company from 48,000,000 shares to 100,000,000 shares (the "Written Action"). Taking into account such provisions, the Majority Common Shareholders and the Majority Preferred Shareholders (collectively, "the Majority Shareholders") were entitled to and voted the number of shares set forth opposite their names:

NAME                            # OF COMMON            % OF COMMON          # OF PREFERRED       % OF PREFERRED
                                   SHARES                SHARES                 SHARES               SHARES
                                                                             OUTSTANDING (1)      OUTSTANDING (2)
----------------------------------------------------------------------------------------------------------------
Austost Anstalt Schaan (4)           342,533                .9%                      50                8.96%
Avalon Capital Ltd.                  673,401               1.7%
Balmore Funds S.A.    (5)            342,533                .9%                      50                8.96%
Steve Cohen                          396,700               1.0%
Canadian Capital Fund Ltd.           636,379              1.65%
Dominion Capital Funds Ltd.        1,334,996               3.5%
Goodland International
Investment Ltd. (3)                                                                 315               56.45%
Linda B. Grable                    3,497,800               9.1%
Richard J. Grable                  7,995,040              20.8%
Deborah O'Brien                      287,000               .75%
Allan L. Schwartz                  3,579,980               9.3%
The Malcolm Kanan Empire Trust     1,200,000               3.1%
Weyburn Overseas Limited (2)                                                        135               24.19%
      TOTAL                       20,328,462              52.8%                     550               98.56%

------------------

(1) This column sets forth the percentage of the total number of common shares outstanding as of December 3, 1998 (38,510,399 shares), the date the final written action was executed and presented to the Company's Board of Directors. As of April 7, 1999, there are 39,805,643 shares of common stock outstanding.
(2) This column set forth the percentage of the total number of Preferred Shares outstanding as of December 3, 1998 (558 Shares)
(3) Everest Capital Limited, is the investment manager for Weyburn Overseas Limited and Goodland International Investments, Ltd. Mr. John Malloy is the Managing Director of Everest Capital Limited, a British Virgin Island corporation.
(4) Thomas Hackl and Peter Nakowitz are the Directors of and have voting control over Austost Anstalt Schaan, a British Virgin Island corporation.
(5) Francois Morax and Matityahu Kaniel are the Directors of and have voting control over Balmore Funds S.A., a Liechtenstein corporation.

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

The issuance of large amounts of common stock upon conversion of the preferred and the subsequent sale of such shares may further depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change of control of the Company. As of March 16,1999, there are 39,381,401 shares outstanding. Based on the closing price of the Company's common stock as of April 6, 1999 ($.38), 14,441,591 shares would be required to convert the Series B shares, 3,684,211 shares would be required to convert the Series H shares, 4,842,105 would be required to convert the Series I shares and, although the Company is contractually prohibited from doing so, 9,649,123 shares would be required to convert the Debenture and 52,631,578 shares would be required to draw down the entire Equity Line of Credit. See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters-"Equity Line of Credit" "Series I Preferred Stock" and "Debenture". In addition, 4,570,871 shares would be required for the exercise of options and warrants, and 3,500,000 shares are required to be issued to Mr. Grable in July 1999 pursuant to the Patent Licensing Agreement. Based upon the foregoing, as of April 6, 1999, the Company would need in excess of 124 million authorized shares to effectuate all conversion, utilize the total Equity Line of Credit and fulfill its remaining stock related obligations.

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

QUARTER ENDING        HIGH BID             LOW BID

FISCAL YEAR 1996
September 1995             $ .78           $ .71
December 1995              $3.15           $ .75
March 1996                 $8.25           $8.00
June 1996                  $3.90           $3.87

FISCAL YEAR 1997
September 1996             $3.93           $2.25
December 1996              $3.93           $1.43
March 1997                 $4.12           $2.43
June 1997                  $3.08           $2.62


FISCAL YEAR 1998
September 1997             $2.25           $1.87
December 1997              $1.61           $1.22
March 1998                 $1.65           $1.02
June 1998                  $0.78           $0.67

FISCAL YEAR 1999
September 1998             $0.58           $0.50

December 1998              $0.62           $0.54
March 31, 1999           $0.4930         $0.4435

On April 6, 199, the closing trade price of the Common Stock as reported on the OTC Bulletin Board was $.38. As of such date, there were approximately 745 holders of record of the Company's Common Stock.


SALE OF UNREGISTERED SECURITIES

Private Placement of Preferred Stock

The Company has had to rely on the private placement of Preferred and common stock to obtain working capital and will continue to do so in the future. In deciding to issue Preferred Shares pursuant to the private placements, the Company took into account the number of common shares authorized and outstanding, the market price of the common stock at the time of each Preferred sale and the number of common shares the Preferred share would have been convertible into at the time of the sale. At the time of each private placement of Preferred Stock there were enough shares, based on the price of the Company's common stock at the time of the sale of the Preferred to satisfy the Preferred conversion requirements. Although the Company's Board of Directors tried to negotiate a floor on the conversion price of each series of Preferred Stock prior to sale, it was unable to do so. In order to obtain working capital the Company will continue to seek capital through debt or equity financing which may include the issuance of Convertible Preferred Stock whose rights and preferences are superior than those of the common stock holders. The Company will endeavor to negotiate the best transaction possible taking into account the impact on its shareholders, dilution, loss of voting power and the possibility of a change of control. However, in order to satisfy its working capital needs, the Company may be forced to issue convertible securities with no limitations on conversion. In addition, the dividends on the preferred stock affect the net losses applicable to shareholders. There are also adjustments as a result of the calculation of the deemed preferred stock dividends applicable because the Company has entered into contracts providing for discounts on the preferred stock when it is converted. As a result of the dividends on cumulative preferred stock, the net loss per common shareholder has increased from $.05 per share for fiscal year ending June 30, 1997 to $.07 per share for fiscal year ending June 30, 1998. The cumulative to total is $.19 per share.

In the event that the Company issues preferred stock without a limit on the number of shares that can be issued upon conversion and the price of the Company's common stock decreases, the percentage of shares outstanding that will be held by preferred holders upon conversion will increase accordingly. The lower the market price the greater the number of shares to be issued to the preferred holders, upon conversion, thus increasing the potential profits to the Holder when the price per share increases and the Holder sells the Common Shares. The preferred stockholders potential for increased share issuance and profit, including profits derived from shorting the Company's common stock, in addition to a stock overhang of an undeterminable amount, may depress the price of the Company's common stock. In addition, the sale of a substantial amount of preferred stock to relatively few holders could effectuate a possible change of control. Moreover, in the event of a voluntarily or involuntarily liquidation of the Company while the preferred stock is outstanding, the holders will be entitled to a preference in distribution of the Company's property available for distribution $10,000 per share. The following table summarizes certain information with regard to the Series B, C, D, E, F, G, H, and I Preferred Shares as of April 7, 1999

--------------- ------------- ------------- ---------------------- ---------------------- ---------------------

SERIES/# OF     COMMON        CONVERSION    # OF COMMON SHARES     APPROX. PRICE OR       # OF COMMON SHARES
PREFERRED       STOCK PRICE   PRICE AT      CONVERTIBLE INTO AT    PRICE RANGE OF         ISSUED UPON
SHARES          AT TIME OF    TIME OF       TIME OF ISSUANCE (1)   COMMON STOCK AT TIME   CONVERSION
                ISSUANCE      ISSUANCE                             OF CONVERSION
--------------- ------------- ------------- ---------------------- ---------------------- ---------------------
B/450           $4.70         $3.85         1,168,831              N/A                    N/A
--------------- ------------- ------------- ---------------------- ---------------------- ---------------------
C/210           $1.63         $1.2225       1,714,268              $.4950-$1.0095         2,646,527
--------------- ------------- ------------- ---------------------- ---------------------- ---------------------
D/50            $1.22         $.915         546,448                $.2265-$.495           1,717,134
--------------- ------------- ------------- ---------------------- ---------------------- ---------------------
E/54            $1.093        $.81975       658,737                $.29775- $.77475       1,282,826
--------------- ------------- ------------- ---------------------- ---------------------- ---------------------
F/75            $1.31         $.917         817,884                $.46760-$.47320        1,971,375
--------------- ------------- ------------- ---------------------- ---------------------- ---------------------
G/38            $.34          $.255         1,490,196              N/A                    N/A
--------------- ------------- ------------- ---------------------- ---------------------- ---------------------
H/108           $.56          $.42          2,571,429              $5025                  99,502 (3)
--------------- ------------- ------------- ---------------------- ---------------------- ---------------------
I/138           $.38          $.285         4,842,105              N/A                    N/A
--------------- ------------- ------------- ---------------------- ---------------------- ---------------------

(1) Approximate number estimated for the purpose of this table only.
(2) The conversion notice for the Series B Preferred Stock previously received by the Company has been cancelled by the new Series B Holders. In addition, pursuant to the issuance of the Series I Preferred to the Series
    B Holders the 1,542,877 shares that were required to be issued pursuant to the dividend provision of the Series B Preferred Shares have been forgiven.
(3) Represents conversion of 5 shares of Series H Preferred Stock. The remaining 103 shares remain unconverted. As of April 6, 1999, 3,614,035 shares would be required to convert the Series H shares at the conversion price of $.285 per share.

Series B Preferred
------------------
In December 1996, the Company sold an aggregate of 450 shares of its Series B Convertible Preferred Stock, for an aggregate of $4,500,000, to Weyburn Overseas Limited ("Weyborn") and Goodland International Investment Ltd. ("Goodland") pursuant to Regulation D. At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $4.70 per share. Net proceeds to the Company of $4,500.000 were used for working capital and the continuous research, development and testing of the Company's CTLM (TM) device. No fees were paid in connection with this offering.

The Company filed a Registration Statement of Form S-1 registering the share underlying the Series B Preferred. The shares were never converted and the registration statement is no longer current. On September 4, 1998, the Company received a notice of conversion from the Weyburn and Goodland requesting the issuance of 4,559,846 and 10,639,642 shares of common stock, respectively. The conversion rate was 82% of the average market price over a five-day period prior to conversion or approximately $.35014 per share. At the time the B Preferred Shares were issued, the conversion rate would have been $3.85 per share and the Preferred shares would have been convertible into 1,168,831 shares. The increase in the number of shares to be issued upon conversion is due to the decline in the market price of the Company's Common Stock. The Company has the option to pay the accrued dividends in common stock.

On October 7, 1998 a lawsuit was filed against the Company in the United States District Court, Southern District of New York, by the Series B Holders (Case No. 98 Civ. 086). The Company was served on October 19, 1998. The lawsuit alleged that the Company breached its contract of sale to the Series B Holders by, among other this failing to convert the Series B Preferred Stock and failure to register the common stock underlying the Preferred. The Series B Holders demanded damages in excess of $75,000, to be determined at trial, together with interest costs and legal fees. On April 6, 1999, the Series B Preferred Stock was sold by the Series B Holders to Charlton Avenue, LLC (Charlton), an unaffiliated third party with no prior relationship to the Company or the Series B Holders. On April 6, 1999, the Company also entered into a Subscription Agreement with Charlton whereby the Company agreed to issue to Charlton 138 shares of its Series I, 7% Convertible Preferred Stock. The Company's Board of Directors established the value of the Series I Preferred at $10,000 per share. Consideration for the subscription was paid as follows:

         (1) Forgiveness of approximately $725,795 in interest due and payable in connection with the Series B convertible preferred stock.
         (2) Settlement and dismissal, with prejudice, of all litigation concerning the Series B convertible preferred stock and the exchange of mutual releases.
         (3) Cancellation of 112,500 Warrants that were issued with the Series B Convertible Preferred Stock; and
         (4) The amendment of the Series B Preferred designation to impose a limitation on the owner(s) of the Series B Convertible Preferred Stock to ownership of not more than 4.99% of the Company's outstanding common stock at any one time.

Series C Preferred Stock
------------------------

On October 6, 1997, the Company finalized the private placement to Austost Anstalt Schaan, UFH Endowment, Inc., Chris Baum, Avalon Capital Limited, Dominion Capital, Ltd. and The Cuttyhunk Fund Limited an aggregate of 210 shares of its Series C Convertible Preferred Stock ("the "Preferred Shares") at a purchase price of $10,000 per share and Warrants to purchase up to 105,000 shares of the Company's common stock at an exercise price of $1.63 per share. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the ("Regulation S Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $1.63 per share. The Preferred Shares were convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, without additional consideration. Pursuant to the Subscription Agreement, the Series C Holder, or any subsequent holder of the Preferred Shares, was prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock of the Company. Due to this contractual ownership limitation, the Series C Preferred Shares were converted, in increments that, together with all shares of the Company's common stock held by the Holder, would not exceed 4.99% of the Company's outstanding common stock. The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion were determined by dividing (i) the sum of $10,000 by (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" was equal to seventy five percent (75%) of the Average Closing Price of the Corporation's Common Stock for the five-day trading period ending on the day prior to the date of conversion provided, however, in no event was the Conversion Price to be greater than $1.222 per share.

Pursuant to the Regulation S Sale documents, the Company was also required to escrow an aggregate of 3,435,583 shares of its common stock (200% of the number of shares the Purchasers would have received if the Preferred Shares were exercised on the closing date of the Regulation S Sale). The shares underlying the Preferred Shares and Warrants were entitled to demand registration rights in the event that Regulation S was amended prior the conversion of the Preferred Stock. This right expired upon conversion.

In connection with this sale, the Company paid Settondown Capital International, Ltd., an unaffiliated Investment Banker an aggregate of $220,500 for placement and legal fees. Net proceeds to the Company of $1,879,500 were used for working capital and the continuous research, development and testing of the Company's Computed Tomography Laser Mammography (CTLM (TM)) device.

The Series C Preferred Stock was subsequently converted, in increments of less than 4.9% of the Company's outstanding shares, into an aggregate of 2,646,527 common shares.


Series D Preferred Stock
------------------------

On January 9, 1998, the Company finalized the private placement of 50 shares of its Series D Convertible Preferred Stock ("the "Preferred Shares") to Avalon Capital Ltd., at a purchase price of $10,000 per share and Warrants to purchase up to 25,000 shares of the Company's common stock at an exercise price of $1.22 per share. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the "Regulation S Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $1.22 per share. The Preferred Shares were convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, in whole or in part, without the payment of any additional consideration. Pursuant to the Subscription Agreement, the Series D Holder, or any subsequent holder of the Preferred Shares, was prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock of the Company. Due to this contractual ownership limitation, the Series D Preferred Shares were converted in increments that, together with all shares of the Company's common stock held by the Holder, would not exceed 4.99% of the Company's outstanding common stock. The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion were determined by dividing
(i) the sum of $10,000 by (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" was equal to seventy five percent (75%) of the Average Closing Price of the Corporation's Common Stock for the five-day trading period ending on the day prior to the date of conversion. The shares underlying the Preferred Shares and Warrants were entitled to demand registration rights in the event that Regulation S was amended prior the conversion of the Preferred Stock. This right expired upon conversion.

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

Series E Preferred Stock
------------------------

On February 5, 1998, the Company finalized the private placement to Austost Anstalt Schaan and Balmore Funds S.A. of 50 shares of its Series E Convertible Preferred Stock (the "Preferred Shares"), at a purchase price of $10,000 per share and Warrants to purchase up to 25,000 shares of the Company's common stock at an exercise price of $1.093 per share. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the "Regulation S Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $1.093 per share.

The Preferred Shares were convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, in whole or in part, without the payment of any additional consideration. Pursuant to the Subscription Agreement, the Series E Holder, or any subsequent holder of the Preferred Shares, was prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock of the Company. Due to this contractual ownership limitation, the Series E Preferred Shares were converted, in increments that, together with all shares of the Company's common stock held by the Holder, would not exceed 4.99%. The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 by (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to seventy five percent (75%) of the Average Closing Price of the Corporation's Common Stock for the five-day trading period ending on the day prior to the date of conversion.

The shares underlying the Preferred Shares and Warrants are entitled to demand registration rights in the event that Regulation S was amended prior the conversion of the Preferred Stock. This right expired upon conversion.

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


The Series E Preferred Stock was subsequently converted, in increments of less than 4.9% of the Company's outstanding shares, into an aggregate of 1, 282,826 common shares.


Series F Preferred Stock
------------------------

On February 20, 1998, the Company finalized a private placement to Dominion Capital Fund, LTD, and Canadian Advantage, LTD of 75 shares of its Series F Convertible Preferred Stock (the " F Preferred Shares") at a purchase price of $10,000 per share. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the "Regulation S Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $1.31 per share

The F Preferred Shares pay a dividend of 6% per annum, payable in Common Stock at the time of each conversion and are convertible, at any time, commencing May 15, 1998 and for a period of two years thereafter, in whole or in part, without the payment of any additional consideration. Pursuant to the Subscription Agreement, the Series F Holder, or any subsequent holder of the F Preferred Shares, was prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock of the Company. Due to this contractual ownership limitation, the Series F Preferred Shares were converted, in increments that, together with all shares of the Company's common stock held by the Holder, would not exceed 4.99% of the Company's outstanding Common Stock. The number of fully paid and non-assessable shares of common stock, no par value, of the Company issued upon conversion were determined by dividing (i) the sum of $10,000 plus any earned dividends by (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to seventy percent (70%) of the Average Closing Price of the Corporation's Common Stock for the five-day trading period ending on the day prior to the date of conversion. The shares underlying the Preferred

Shares are entitled to demand registration rights in the event that Regulation S was amended prior the conversion of the Preferred Stock. Pursuant to these demand rights the 1,971,375 shares of Common Stock issued upon the conversion of the Series F Preferred are being registered on behalf of the Holders (the "Series F Preferred Holders") pursuant to the Registration Statement on Form S-2 (the "Registration Statement").


In connection with the Regulation S Sale, the Company paid, Rolcan Finance, Ltd. an aggregate of $50,000 for placement and legal fees. Net proceeds to the Company of $700,000 were used for working capital and the continuous research, development and testing of the Company's Computed Tomography Laser Mammography (CTLM(TM)) device.

Series G Preferred
------------------
On March 17, 1999, the Company finalized a private placement to Amro International, S.A., Nesher Inc., Hewlett Fund, and Guaranty & Finance Ltd. of 35 shares of its Series G Convertible Preferred Stock (the "Preferred Shares") at a purchase price of $10,000 per share and two year Warrants to purchase 65,625 shares of the Company's Common Stock at an exercise price of $.50 per share. The offering was conducted pursuant to Regulation D as promulgated under the Securities Act of 1933, as amended (the "Regulation D Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $.34 per share. In connection with the Regulation D Sale, the Company paid Settondown Capital International, Ltd., and Libra Finance S.A., unaffiliated Investment Bankers an aggregate of 3 shares of the Series G Preferred Stock for placement and legal fees. Net proceeds to the Company of $350,000 will be used for working capital and the continuous research, development and testing of the Company's Computed Tomography Laser Mammography (CTLM (TM)) device.

The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to lesser of (i) seventy-five percent (75%) discount to the two lowest bids in a ten day period immediately preceding the conversion date; or
(ii) $.54. There is no floor on the conversion price and no time limits on conversion. The shares can be converted at any time without additional consideration. Pursuant to the Subscription Agreement, the Series G Holder, or any subsequent holder of the Preferred Shares, is prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock of the Company. Due to this contractual ownership limitation, the Series G Preferred Shares can only be converted in increments that, together with all shares of the Company's common stock held by the Holder, would not exceed 4.99%. Pursuant to the terms of the Registration Rights Agreement between the Company and the Series G Holders, the Company is required to register 100% of the number of shares that would be required to be issued if the Preferred Stock were converted on the day before the filing of the Registration Statement. In the event that the Registration Statement is not filed with 14 days from the closing or that it is not declared effective with in 60 days, the Company will be required to pay the Series G Holders, as liquidated damages for failure to have the Registration Statement declared effective, and not as a penalty three (3%) percent of the principal amount of the Securities for each thirty (30) day period thereafter until the Company procures registration of the Securities. In the event that the Registration Statement is not declared effective within 120 days, the Series G Holders have the right to force the Company to redeem the Series G Preferred at a redemption price of 120 % of the face value of the Preferred.

Since the conversion price of the Series G Preferred is based on 75% of the Average Price, without a limit on the number of shares that can be issued upon conversion, in the event that the price of the Company's common stock decreases, the percentage of shares outstanding that will be held by the Series G Holders upon conversion will increase accordingly. The lower the Average Price, the greater the number of shares to be issued to the Holders upon conversion, thus increasing the potential profits to the Holder when the price per share increases and the Holder sells the Common Shares. The preferred stocks potential for increased share issuance and profit in addition to a stock overhang of an undeterminable amount may depress the price of the Company's common stock.

In the event of a voluntarily or involuntarily liquidation of the Company while the Series G Preferred is outstanding the holders are entitled to a preference in distribution of the Company's property available for distribution equal to $10,000 per share.

Series H Preferred Stock
------------------------

On June 2, 1998, the Company finalized a private placement to Dominion Capital Fund, LTD and Canadian Advantage, LTD of 100 shares of its Series H Convertible Preferred Stock (the "Preferred Shares") at a purchase price of $10,000 per share and 75,000 A Warrants and 50,000 B Warrants. The A and B Warrants are exercisable at $1.00 and $1.50 per share, respectively. The offering was conducted pursuant to Regulation D as promulgated under the Securities Act of 1933, as amended (the "Regulation D Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $.56 per share. In connection with the Regulation D Sale, the Company paid Settondown Capital International, Ltd., an unaffiliated Investment Banker an aggregate of $10,000 and 8 shares of the Series H Preferred Stock for placement and legal fees. Net proceeds to the Company of $990,000 were used for working capital and the continuous research, development and testing of the Company's Computed Tomography Laser Mammography (CTLM (TM)) device. As of April 6, 1999, five shares of Series H Preferred Stock have been converted into 99,502 shares of common stock at a conversion price of $.5025 per share.

The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to lesser of seventy-five percent (75%) of the Average Price (the lowest closing bid price of the Corporation's Common Stock for the ten-ten-day trading period ending on the day prior to the date of conversion). There is no floor on the conversion price and no time limits on conversion. The shares can be converted at any time without additional consideration. Pursuant to the Subscription Agreement, the Series H Holder, or any subsequent holder of the Preferred Shares, is prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock of the Company. Due to this contractual ownership limitation, the Series H Preferred Shares can only be converted in increments that, together with all shares of the Company's common stock held by the Holder, would not exceed 4.99%. Pursuant to the terms of the Registration Rights Agreement, as amended, between the Company and the Series H holder, the Company is required to register 100% of the number of shares that would be required to be issued if the Preferred Stock were converted on the day before the filing of the Registration Statement (2,661,698 shares). The Company filed the Registration Statement on July 31, 1998. On September 4, 1998, the Company received substantial comments from the Commission, many of which are incorporated into this Report. The Company is in the process of amending the Registration Statement and hopes to file an amendment within the next few weeks. The Company is in technical default of the Registration Rights Agreement, which required the Registration Statement to be declared effective by October 2, 1998. Pursuant to the Registration Rights Agreement, the Company is required to pay the Series H Holders, as liquidated damages for failure to have the Registration Statement declared effective, and not as a penalty, two (2%) percent of the principal amount of the Securities for the first thirty (30) days, and three (3%) percent of the principal amount of the Securities for each thirty (30) day period thereafter until the Company procures registration of the Securities. Pursuant to the Registration Rights Agreement, liquidated damages of $$169,000 have accrued as of March 31, 1999. The Company is presently unable to comply with the liquidated damage provision payment and no assurances can be given that it will be able to do so in the future. On March 25, 1999 the Company issued 424,242 shares of restricted common stock with registration rights to the Series H shareholders in lieu of cash for liquidated damages through March 2, 1999. The value of these shares was $140,000. Leaving a balance of $29,000 due for liquidated damages through March 31, 1999. The Company has the option of paying the accrued dividends and liquidated damages in common stock.

Since the conversion price of the Series H Preferred is based on 75% of the Average Price, without a limit on the number of shares that can be issued upon conversion, in the event that the price of the Company's common stock decreases, the percentage of shares outstanding that will be held by the Series H Holders upon conversion will increase accordingly. The lower the Average Price, the greater the number of shares to be issued to the Holders upon conversion, thus increasing the potential profits to the Holder when the price per share increases and the Holder sells the Common Shares. The preferred stocks potential for increased share issuance and profit in addition to a stock overhang of an undeterminable amount may depress the price of the Company's common stock.

In the event of a voluntarily or involuntarily liquidation of the Company while the Series H Preferred is outstanding the holders are entitled to a preference in distribution of the Company's property available for distribution equal to $10,000 per share.


Series I Preferred
------------------

On April 6, 1999, the Company also entered into a Subscription Agreement with Charlton whereby the Company agreed to issue to Charlton 138 shares of its Series I, 7% Convertible Preferred Stock. The Company's Board of Directors established the value of the Series I Preferred at $10,000 per share. Consideration for the subscription was paid as follows:

         (1) Forgiveness of approximately $725,795 in interest due and payable in connection with the Series B convertible preferred stock.
         (2) Settlement and dismissal, with prejudice, of all litigation concerning the Series B convertible preferred stock and the exchange of mutual releases.
         (3) Cancellation of 112,500 Warrants that were issued with the Series B Convertible Preferred Stock; and

         (4) The amendment of the Series B Preferred designation to impose a limitation on the owner(s) of the Series B Convertible Preferred Stock to ownership of not more than 4.99% of the Company's outstanding common stock at any one time.

The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to seventy five percent (75%) of the Average Closing Price of the Company's Common Stock for the five-day trading period ending on the day prior to the date of the conversion. The shares can be converted at any time without additional consideration. Pursuant to the Series I Designation and the Subscription Agreement, the Series I Holder, or any subsequent holder of the Preferred Shares, is prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock of the Company. Due to this contractual ownership limitation, the Series I Preferred Shares can only be converted in increments that, together with all shares of the Company's common stock held by the Holder, would not exceed 4.99%.

Since the conversion price of the Series I Preferred is based on 75% of the Average Price, without a limit on the number of shares that can be issued upon conversion, in the event that the price of the Company's common stock decreases, the percentage of shares outstanding that will be held by the Series I Holders upon conversion will increase accordingly. The lower the Average Price, the greater the number of shares to be issued to the Holders upon conversion, thus increasing the potential profits to the Holder when the price per share increases and the Holder sells the Common Shares. The preferred stocks potential for increased share issuance and profit in addition to a stock overhang of an undeterminable amount may depress the price of the Company's common stock.

In the event of a voluntarily or involuntarily liquidation of the Company while the Series I Preferred is outstanding the holders are entitled to a preference in distribution of the Company's property available for distribution equal to $10,000 per share.

The offering was conducted pursuant to Regulation D as promulgated under the Securities Act of 1933, as amended (the "Regulation D Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $.39 per share.

Convertible Debenture
---------------------

The Company also entered into a Subscription Agreement with Charlton, pursuant to which Charlton purchased $1,100,000 of the Company's Debentures. In addition, the Company may draw down a second tranche in the amount of $825,000) anytime thirty (30) days after the effective date of the Registration Statement as long as the Company maintains an average closing bid price of $.45 for the ten (10) trading days immediately prior to the date the Company requests the second funding tranche. The Company may draw down a third tranche in the amount of $825,000) anytime sixty (60) days after the effective date of the Registration Statement as long as the Company maintains an average closing bid price of $.45 for the ten (10) trading days immediately prior to the date the Company requests the third funding tranche. When concluded, assuming all the conditions set forth above are met, the proceeds from the Debenture offering will be $2,750,000.

The Debentures pay a 7% premium, to be paid in cash or freely trading Common Stock in the Company's sole discretion, at the time of each conversion and is secured by mortgage on the Company's corporate office building. The Debentures are subject to automatic conversion at the end of two years from the date of issuance. The Mortgage will be released after the Registration Statement covering the Common Stock underlying the Debentures has been declared effective and upon the earlier of (a) the day the Company qualifies for listing on AMEX or NASDAQ, as long as said listing requirements are not being met through a reverse split of the Company's Common Stock or (b) 180 days from the date the Company receives the third tranche, as described above.

The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to seventy five percent (75%) of the Average Closing Price of the Company's Common Stock for the five-day trading period ending on the day prior to the date of the conversion. The Debenture can be converted at any time without additional consideration. Pursuant to the Subscription Agreement, the Debenture Holder, or any subsequent holder of the Debenture, is prohibited from converting any portion of the Debenture which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock of the Company. Due to this contractual ownership limitation, the Debentures can only be converted in increments that, together with all shares of the Company's common stock held by the Holder, would not exceed 4.99%.

Since the conversion price of the Debenture is based on 75% of the Average Price, without a limit on the number of shares that can be issued upon conversion, in the event that the price of the Company's common stock decreases, the percentage of shares outstanding that will be held by the Series I Holders upon conversion will increase accordingly. The lower the Average Price, the greater the number of shares to be issued to the Holders upon conversion, thus increasing the potential profits to the Holder when the price per share increases and the Holder sells the Common Shares. The preferred stocks potential for increased share issuance and profit in addition to a stock overhang of an undeterminable amount may depress the price of the Company's common stock.

In the event of a voluntarily or involuntarily liquidation of the Company while the Debenture is outstanding the holders are entitled to a preference in distribution of the Company's property available for distribution equal to the Debentures then outstanding principal and interest and will be able to foreclose against the Mortgage.

The offering was conducted pursuant to Regulation D as promulgated under the Securities Act of 1933, as amended (the "Regulation D Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $.39 per share.

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

In September 1998, the Company sold one unit, consisting of a $250,000 promissory note and 200,000 shares of common stock, to Settondown Capital International, Ltd., an unaffiliated third party, pursuant to Regulation D, for an aggregate purchase price of $250,000. These Shares are included in the Registration Statement. At the time the sale occurred the average bid and ask price of the Company's common stock was $.595. The Note bears interest at the rate of 12% per annum. The Note is personally guaranteed by Linda B. Grable, the Company's President. The repayment of the Note, which was originally due on October 2, 1998 was extended twice, became due on January 15, 1999, and remains unpaid to date. The Company has not received a notice of default in connection with this Note. In connection with the sale, the Company paid the sum of $23,000 to Manchester Asset Management, Ltd., an unaffiliated third party, as a placement fee. Net proceeds of $227,000 were used as follows: (i) salaries ($21,849-executive officers and $62,447-employees) (ii) machinery and equipment $5,959; (iii) operating expenses ($55,240-inventory parts and assemblies, employee health insurance, workers comp. and property insurance) and (iv) working capital $82,000). The Company is presently negotiating the terms of an equity and/or debt financing with unaffiliated third parties, that is different and apart from the Equity Line of Credit discussed below, the proceeds of which, if consummated, will be used in part to repay the Note. See "Financing/Equity Line of Credit" below.


In October 1998, the Company sold one unit, consisting of a $100,000 promissory note and 80,000 shares of common stock, to Avalon Capital, Inc., an unaffiliated third party, pursuant to Regulation D for an aggregate purchase price of $100,000. These Shares are included in the Registration Statement. No placement fee was paid in connection with this offering, however the Company did issue 5,000 shares of common stock to Goldstein, Goldstein and Reis LLC, an unaffiliated third party, as payment for the attorneys fees incurred by the Purchaser pursuant to the offering. At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $.50 per share. The Note bears interest at the rate of 12% per annum. The Note, which was originally due and payable on November 2, 1998 was extended twice, became due on January 15, 1999, and remains unpaid to date. The Company has not received a notice of default in connection with the Note. The Note is personally guaranteed by Linda B. Grable, the Company's President. Net proceeds of $100,000 were used as follows: (i) salaries ($21,849-executive officers and $62,448-employees) and (ii) working capital $15,703. The Company is presently negotiating the terms of an equity and/or debt financing with unaffiliated third parties, that is different and apart from the Equity Line of Credit discussed above, the proceeds of which, if consummated, will be used in part to repay the Note. See "Financing/Equity Line of Credit" below.

In October 1998, the Company sold one unit, consisting of a $250,000 promissory note and 210,000 shares of common stock, to GCA Strategic Investment Fund Ltd., an unaffiliated third party, pursuant to Regulation D for an aggregate purchase price of $210,000. These Shares are being included in the Registration Statement. At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $.43 per share. The Note bore interest at the rate of 12% per annum and was personally guaranteed by Linda B. Grable, the Company's President. In connection with the sale, the Company paid the sum of $23,000 to LKB Financial LLC, an unaffiliated third party, as a placement fee. Net proceeds of $100,000 were used as follows: (i) salaries ($21,849-executive officers and $62,448-employees) and (ii) working capital $15,703. The Note, and all accrued interest, was paid in January 1999. The officers of the Company provided the payment for this loan through the sale of a portion of their shares of the Company's common stock.

In November the Company issued 286,000 shares of common stock as partial consideration for a $115,000 aggregate loan to the Company by Deborah O'Brien, an employee. At the time the loan was concluded, the average bid and ask price of the Company's common stock was approximately $.625 per share. The Company is also obligated to repay the lender the sum of $50,000.00. In January the Company issued a Note evidencing this indebtedness. The Note bears interest at the rate of 7% per annum and is due and payable upon demand. Net proceeds of $115,000 were used as follows: (i) salaries ($21,849-executive officers and $62,447-employees) (ii) operating expenses ($16,345-inventory parts and assemblies, employee health insurance, workers comp. and property insurance) and
(iv) working capital ($14,359). The Company is also obligated to repay the lender the sum of $50,000.00. There is no note evidencing this debt. These Shares are included in the Registration Statement



Financing/Equity Line of Credit

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

On November 20, 1998, the Company finalized a $15 Million, three year Equity Line of Credit whereby the Company, as it deems necessary, may raise capital through the sale of its common stock to Austost Anstalt Schaan and Balmore Funds S.A., which represent a consortium of prominent European banking institutions. Austost Anstalt Schaan and Balmore Funds S.A will be deemed the beneficial owners of the shares.

Pursuant to the Equity Line of Credit Agreement, the Company may, but is not obligated to, sell to the Investors shares of the Company's common stock at a purchase price of 80% of the market price if the shares are traded in the OTC Bulletin Board and 85% of the market price if traded on Nasdaq Small Cap Stock Market or American Stock Exchange. As of March 16, 1999, based on the closing price on that date of $.34, the Company would need to issue 55,147,058 shares of common stock, in order to completely utilize the Equity Line of Credit. However, if the Company utilizes the Equity Line of Credit, it intends to do so over a period of three years, at times that are as advantageous as possible to the Company. It addition, the limitations set forth below would prohibit the Company from utilizing the entire Line of Credit at one time.

The Investors are irrevocably committed, subject to certain limitations discussed below, to purchase that number of shares noticed for sale by the Company (the "Put Notice"), however the maximum amounts that the Company can require the Investor to purchase at any one time are indicated in the table below opposite the heading Closing Price (the range in which the Closing Price is on the date the Company elects to exercise its right to tender a notice of sale to the Investors, referred to as the "Put Date") and below the heading 30 Day Average Daily Trading Volume (the range of the trading volume of the Company's common stock for the thirty day trading period; prior to the Put
Date).

---------------- ------------- --------------- ----------------- --------------- -------------- --------------
                 30-Day Avg.   30-Day  Avg.    30-Day   Avg.     30-Day  Avg.    30-Day  Avg.   30-Day  Avg.
                 Daily         Daily Trading   Daily  Trading    Daily Trading   Daily          Daily
Closing Price    Trading       Volume          Volume            Volume          Trading        Trading
                 Volume        50,001-75,000   75,001-100,000    100,001-125,000 Volume         Volume
                 25,000-50,000                                                   125,001-150,000150,001  and
                                                                                                Above
---------------- ------------- --------------- ----------------- --------------- -------------- --------------
$0.50-$1.00      $100,000      $150,000        $200,000          $250,000        $300,000       $350,000
---------------- ------------- --------------- ----------------- --------------- -------------- --------------
$1.01 - $1.50    $150,000      $200,000        $250,000          $300,000        $350,000       $400,000
---------------- ------------- --------------- ----------------- --------------- -------------- --------------
$1.51 - $2.00    $200,000      $250,000        $300,000          $350,000        $400,000       $450,000
---------------- ------------- --------------- ----------------- --------------- -------------- --------------
$2.01 - $2.50    $250,000      $300,000        $350,000          $400,000        $450,000       $500,000
---------------- ------------- --------------- ----------------- --------------- -------------- --------------
$2.51 - $3.00    $300,000      $350,000        $400,000          $450,000        $500,000       $550,000
---------------- ------------- --------------- ----------------- --------------- -------------- --------------
$3.01 - $3.50    $350,000      $400,000        $450,000          $500,000        $550,000       $600,000
---------------- ------------- --------------- ----------------- --------------- -------------- --------------
$3.51 - $4.00    $400,000      $450,000        $500,000          $550,000        $600,000       $650,000
---------------- ------------- --------------- ----------------- --------------- -------------- --------------
$4.01 - Above    $450,000      $500,000        $550,000          $600,000        $650,000       $700,000
---------------- ------------- --------------- ----------------- --------------- -------------- --------------

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

The right of the Company to deliver a Put Notice and the obligation of the Investors hereunder to acquire and pay for the Put Shares is subject to the normal and customary contract representations and warranties, breach of contract provisions and the following conditions:

o The Company shall have filed with the SEC a Registration Statement with respect to the resale of at least that amount of common stock contained in the Put Notice (the "Securities").
o The Registration Statement shall have previously become effective and shall remain effective until the Securities are sold or until two years from the date if issuance and (i) no notice has been received that the SEC has issued or intends to issue a stop order or that the SEC otherwise has suspended or withdrawn the effectiveness of the Registration Statement, either temporarily or permanently, or intends or has threatened to do so (unless the SEC's concerns have been addressed and the Investors are reasonably satisfied that the SEC no longer is considering or intends to take such action), and (ii) no other suspension of the use or withdrawal of the effectiveness of the Registration Statement or related prospectus shall exist.
o The Registration Statement must be declared effective by the SEC prior to the first and each subsequent Put Date.
o The Company shall have obtained all permits and qualifications required by any state for the offer and sale of the Put Shares, or shall have the availability of exemptions therefrom.
o The sale and issuance of the Put Shares shall be legally permitted by all laws and regulations to which the Company is subject.
o No statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction that prohibits or directly and adversely affects any of the transactions contemplated by this Agreement, and no proceeding shall have been commenced that may have the effect of prohibiting or adversely affecting any of the transactions contemplated by this Agreement.
o Since the date of the Equity Line of Credit Agreement, no event has had or is reasonably likely to have a material adverse effect on the Company and its operations has occurred.
o The trading of the Company's Common Stock has not been suspended, and the common stock has not been de-listed or threatened by de-listing, and the issuance of the Securities to the Investors shall not violate the shareholder approval requirements of the OTC Bulletin Board, the Nasdaq Small-Cap Market, or the American Stock Exchange, as applicable.
o The number of Put Shares to be purchased by each Investor will not exceed the number of such shares which, when aggregated with all other shares of Common Stock then owned by such Investor beneficially or deemed beneficially owned by such Investor, would result in any Investor owning more than 4.99% of all of such Common Stock as would be outstanding on such Closing Date, as determined in accordance with Rule 13d-3 of the Exchange Act and the regulations promulgated thereunder.
o The closing bid price of the Company's common stock must equal or exceed $.50 per share for the six day period commencing three (3) trading days immediately preceding the Put Notice, the trading day the Put Notice is deemed delivered and the two trading days immediately following the Trading Day on which a Put Notice is deemed to be delivered.
o The average trading volume for the Common Stock over the previous thirty trading days must exceeds 25,000 shares per Trading Day.

The Investors, as holders of common stock, shall have the same rights as all other holders of common stock; Holders of the Common Stock are entitled to one vote for each share in the election of directors and in all other matters to be voted on by the shareholders. There is no cumulative voting in the election of directors. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors of the Company (the "Board") out of funds legally available thereof and, in the event of liquidation, dissolution or winding up of the Company, to share ratably in all assets remaining after payment of liabilities. The holders of Common Stock have no preemptive or conversion rights and are not subject to further calls or assessments. There are no redemption or sinking fund provisions applicable to the Common Stock. The rights of the holders of the Common Stock are subject to any rights that may be fixed for holders of Preferred Stock. All of the outstanding shares of Common Stock are fully paid and nonasseable.

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

RESULTS OF OPERATIONS

Twelve Months Ended June 30, 1998 and June 30, 1997.
---------------------------------------------------

General and administrative expenses in the aggregate during the twelve months ended June 30, 1998, were $4,478,055 representing an increase of $1,474,313 from $3,003,742 during the twelve months ended June 30, 1997. General and administrative expenses in the aggregate are derived from deducting compensation and related benefits, research and development exepnses, depreciation and amortization and adding interest income to the net loss as presented on the Statement of Operations. The increase is due primarily to substantial increases in amortization of deferred compensation expense and consulting expenses. The increase in amortization of deferred compensation is a result of the issuance of stock options to the officers at a discount which are amortized over the term of their employment contracts. The increase in consulting expenses is due primarily to the expanded use of outside consultants needed for special non-recurring projects required prior to placing CTLM(TM) units into clinical trials. Selling, general and administrative expenses during the twelve months ended June 30, 1998, were $396,752 representing a decrease of $132,001 from $528,753 during the twelve months ended June 30, 1997. The decrease is primarily due to one time expenses regarding the move into the Company's new building in Plantation, Florida.

Compensation and related benefits during the twelve months ended June 30, 1998, were $1,987,104 representing a decrease of $1,477,020 from $3,464,124 during the twelve months ended June 30, 1997. The decrease in compensation and related benefits is due to the additional compensation recorded in 1997 on the compensatory stock options. The increase in compensation recorded in 1997 on the compensatory stock options is a result of the provisions of APB No. 25 whereby the Company records the discount from fair market value on the non-qualified stock options as a charge to deferred compensation at the date of grant and credits additional paid-in-capital.

Research and development expenses during the twelve months ended June 30, 1998, were $254,722 representing a decrease of $810,456 from $1,065,178 during the twelve months ended June 30, 1997. This decrease is due primarily to finalizing certain components of the CTLM(TM)device.

Advertising and promotion expenses during the twelve months ended June 30, 1998, were $329,446 representing an increase of $162,926 during the twelve months ended June 30, 1997. The increase is due primarily to the additional costs of advertising in domestic and foreign medical imaging and medical device publications, and an increase in public relations and investor public relations expenses.

Consulting expenses during the twelve months ended June 30, 1998, were $1,220,676 representing an increase of $456,312 during the twelve months ended June 30, 1997. The increase is due primarily to the expanded use of outside consultants needed for special non-recurring projects required prior to placing CTLM(TM) units into clinical trials.

Insurance costs during the twelve months ended June 30, 1998, were $162,549 representing an increase of $41,262 during the twelve months ended June 30, 1997. The increase is due primarily to additional premiums for Workers' Comp., Health Insurance, and Property and Casualty Insurance.

Professional expenses during the twelve months ended June 30, 1998, were $454,730 representing an increase of $276,328 during the twelve months ended June 30, 1997. The increase is due primarily to an increase in legal fees on legal matters described in Item 1. Legal Proceedings.

Stockholder expenses during the twelve months ended June 30, 1998, were $75,608 representing an increase of $54,706 during the twelve months ended June 30, 1997. The increase is due to the costs associated with preparing, printing and mailing the Company's 1997 Annual Report and Proxy Statement.

Tradeshow expenses during the twelve months ended June 30, 1998, were $216,182 representing an increase of $61,400 during the twelve months ended June 30, 1997. The increase is due to the cost of preparing and attending including changes and modifications required to the Company's exhibit for the 1997 Radiological Society of North America's 84th Scientific Assembly and Annual Meeting in Chicago, IL.

Travel and subsistence costs during the twelve months ended June 30, 1998, were $111,559 representing a decrease of $84,026 during the twelve months ended June 30, 1997. The decrease was primarily due to reduced travel and housing expenses for consultants

Rent expense during the twelve months ended June 30, 1998, was $26,213 representing a decrease of $22,684 during the twelve months ended June 30, 1997. This decrease was primarily due to the expiration of certain rental agreements.

Interest expense during the twelve months ended June 30, 1998, was $55,543 representing an increase of $52,799 during the twelve months ended June 30, 1997. The increase is due to interest being paid on loans during the fiscal year.

Interest income during the twelve months ended June 30, 1998, was $22,137 representing a decrease of $94,835 from $116,972 during the twelve months ended June 30, 1997. This decrease is due to a decrease of funds invested by the Company.

Depreciation and amortization expenses during the twelve months ended June 30, 1998, were $283,966 representing an increase of $53,919 from $230,047 during the twelve month period ended June 30, 1997. This increase is due primarily to the purchase of additional laboratory equipment and manufacturing fixtures.

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

The Company does not expect to generate a positive internal cash flow for at least the next several years due to the expected increase in spending for research and development and the expected costs of commercializing its initial product, the CTLM(TM)device.

The Company's prototype equipment totaled $-0- at June 30, 1998 and $1,216,585 at June 30, 1996. All direct costs associated with the prototype equipment have been capitalized. The Company has reclassified the prototype equipment into inventory as the development of the Computed Tomography Laser Mammography (CTLM(TM)) device has been, for the most part, completed and the manufacture of five (5) devices to be placed into clinical sites has commenced.

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

ISSUANCE OF STOCK FOR SERVICES/DILUTIVE IMPACT TO SHAREHOLDERS
The Company has and may continue to issue stock for services performed and to be performed by consultants. Since the Company has generated no revenues to date, its ability to obtain and retain consultants may be dependant on it ability to issue stock for services. Since July 1, 1996, the Company has issued an aggregate of 1,190,200 shares of common stock pursuant to Registration Statements on Form S-8. The aggregate fair market value of the shares was $2,069,259. The issuance of large amounts of common stock for services rendered or to be rendered and the subsequent sale of such shares may depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change of control of the Company. See `Issuance of Stock for Services" and "Note 16 to Financial Statements".

The Company is currently seeking additional capital to fund its future operations through private debt or equity financing, or collaborative licensing or other arrangements with strategic partners. There can be no assurance that such financing can be obtained or, if it is obtained, that the terms thereof will be acceptable. The Company plans to continue its policy of investing excess funds, if any, in a daily cash management account at First Union National Bank. See "Cautionary Statements Regarding Forward-Looking Statements Uncertainties as to Future Profitability."


CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-KSB under the caption
"Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the Company's press releases or oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Factors that might cause such a difference include, without limitation, the information set forth below. In addition to statements which explicitly describe such risks and uncertainties, statements labeled with the terms "believes", "belief', "expects", "plans" or "anticipates" should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear.

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

Moreover, the Company's fixed commitments, including salaries and fees for current employees and consultants, equipment rent, payments under license agreements and other contractual commitments, are substantial and would increase if additional agreements are entered into and additional personnel are retained. The Company does not expect to generate a positive internal cash flow for at least several years due to expected increases in capital expenditures, working capital needs, and ongoing losses, including the expected cost of commercializing the CTLM(TM) Device . However, the Company's cash requirements may vary materially from those now planned due to the progress of research and development programs, results of clinical testing, relationships with strategic partners, if any, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA and foreign regulatory processes and other factors.

The Company needs additional capital to fund its operations, and is seeking to obtain additional capital through debt or equity financing, or collaborative licensing or other arrangements with strategic partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent the Company from implementing its business strategy and will require the Company to further delay, scale back or eliminate certain of its research, product development-and marketing programs and may require the Company to license to third parties rights to commercialize products or technologies that the Company would otherwise seek to develop itself, or to scale back or eliminate its other operations.

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

Limited Operating History; Continuing Operating Losses. The Company has a limited history of operations. Since its inception in December 1993, the Company has engaged principally in the development of the CTLM(TM) Device, which has not been approved for sale in the United States. Consequently, the Company has little experience in manufacturing, marketing and selling its products. The Company currently has no source of operating revenue and has incurred net operating losses since its inception. At December 31, 1997, the Company had an accumulated deficit of approximately $19,830,138 before discounts and dividends on convertible preferred stock issuance since inception. Such losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with the Company's operations. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the pre-market approval process for the CTLM(TM) Device, the proposed commercialization of the CTLM(TM) Device, development of, and clinical trials for, other medical imaging devices and other research and development activities.

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

Dependence on Third Parties. The Company has used certain third parties to manufacture and deliver the components of the CTLM(TM) Device and intends to continue to use third parties to manufacture and deliver such components and any other products, which the Company may seek to develop. Such third parties must adhere to the QSR enforced by the FDA through its facilities inspection program and such third parties' facilities must pass a plant inspection before the FDA will grant pre-market approval of the Company's products. There can be no assurance that the third-party manufacturers on which the Company depends for the manufacture of CTLM(TM) components will be in compliance with the QSR at the time of the pre-approval inspection or will maintain such compliance. Such failure could significantly delay FDA approval of the PMA application for the CTLM(TM) Device, and such delay would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

In international markets, reimbursement by third-party medical insurance providers, including governmental insurers and independent providers, varies from country to country. In addition, such third-party medical insurance providers may require additional information or clinical data prior to providing reimbursement for a product. In certain countries, the Company's ability to achieve significant market penetration may depend upon the availability of third party and governmental reimbursement. Revenues and profitability of medical device companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means.

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

Dependence on Qualified Personnel. Due to the specialized scientific nature of the Company's business, the Company is highly dependent upon its ability to attract and retain qualified scientific, technical and managerial personnel. The loss of the services of existing personnel as well as the failure to recruit key scientific, technical and managerial personnel in a timely manner would be detrimental to the Company's research and development programs and to its business. The Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as engineering, manufacturing, and marketing, will require the addition of new personnel. Competition for qualified personnel is intense and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business.

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

No Dividends. The Company has never declared or paid any cash dividends on its capital stock and does not intend to pay any cash dividends in the foreseeable future. The Company currently anticipates that it will retain all its earnings for use in the operation and expansion of its business and, therefore, does not anticipate that it will pay any cash dividends in the foreseeable future

Possible Volatility of Stock Price. The price of the Company's Common Stock has fluctuated substantially since it began trading on the OTC Bulletin Board in September 1994. The market price of the shares of the Common Stock, like that of the common stock of many other medical device companies, is likely to continue to be highly volatile. Factors such as the timing and results of clinical trials by the Company or its competitors, governmental regulation, healthcare legislation, equity or debt funding, developments in patent or other proprietary rights of the Company or its competitors, including litigation, fluctuations in the Company's operating results, and market conditions for medical device company stocks and life science stocks in general, could have a significant impact on the future price of the Common Stock. The Company's stock is currently traded on the OTC Bulletin Board. The Company is seeking to be in compliance with NASDAQ SmallCap Market Listing Requirements. The trading of the Company's Common Stock on the NASDAQ SmallCap Market is conditioned upon the Company's meeting certain quantitative criteria related to the market price of the Company's Common Stock, net tangible assets, market capitalization and certain other quantitative and non-quantitative requirements established by such stock market. To maintain eligibility for trading on the NASDAQ Small-Cap Market, among other requirements, the Company is required to have net tangible assets in excess of $4,000,000 and have a minimum bid price of $3 per share for initial inclusion and then maintain a bid price of $ 1 per share. The Company's failure to meet such requirements could result in the de-listing of the Common Stock from trading on the NASDAQ SmallCap Market. If, however, the Company did not meet the requirements of the NASDAQ SmallCap Market, trading of the Common Stock would be conducted on an electronic bulletin board (OTC BB) established for securities that do not meet the NASDAQ listing requirements or in what is commonly referred to as the "pink sheets." De-listing may restrict investors' interest in the Common Stock and materially adversely affect the trading market and prices for the Common Stock and the Company's ability to issue additional securities or to secure additional financing.

ITEM 7. FINANCIAL STATEMENTS
        --------------------

      Index to Financial Statements

                                                                     Page
                                                                     ----

      Report of Independent Certified Public Accountants             F-1

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
        -------------------------------------------------

The following table sets forth certain information concerning directors and executive officers of the Company:

Name                             Age        Position
----                             ---        --------
Richard J. Grable                56         Chief Executive Officer and Director

Linda B. Grable                  61         Chairman of the Board and President

Allan L. Schwartz                57         Executive Vice-President, Chief
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

Allan L. Schwartz has been Executive Vice-President, Chief Financial Officer and a Director of the Company since 1994. From April 1993, to February 1994: Mr. Schwartz was President and Director of DynaMed Technologies, Inc., Coral Springs, Florida, a company that developed neural network software for use with laser imaging systems. From August, 1991, to April, 1993: Mr. Schwartz was President and Director of Tron Industries, Inc., North Lauderdale, Florida, a developer of low voltage neon novelty products. From April 1991, to July 1991:
Mr. Schwartz worked as a manufacturing consultant for SE Enterprises, Miami, Florida, a manufacturer of prototype homes.

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

SUMMARY OF COMPENSATION TABLE

                           Annual Compensation            Long-Term Compensation
                           -------------------            ----------------------
Name & Principal
Position                  Year      Salary         Other Annual    Restricted      Securities/Underlying
                                 Compensation      Stock Awards    Option/SARs (1) (2)
------------------------- ------- ---------------- -------------- --------------- ----------------------
Richard J.  Grable,  CEO  1996    $183,333
and Director              1997    $289,779         $115,000       $268,000        22,883
                          1998    $286,225                                        534,602 (3)
------------------------- ------- ---------------- -------------- --------------- ----------------------
Linda     B      Grable,  1996    $91,000
President and Director    1997    $97,451          $115,000       $268,000        22,883
                          1998    $119,070                                        534,602(3)
------------------------- ------- ---------------- -------------- --------------- ----------------------
Allan    L.    Schwartz,  1996    $124,000
Exec. V.P., CFO and       1997    $111,534         $115,000       $268,000        130,410
Director                  1998    $119,070                                        534,602 (3)
------------------------- ------- ---------------- -------------- --------------- ----------------------

(1) The aggregate dollar value of the 1997 and 1998 options, based on the averaged high and low price on June 30, 1998 are as follows: Richard J. Grable -$225,781.42; Linda B. Grable-$225,781; and Allan L. Schwartz- $269,329.86.
(2) Does not include qualified options to purchase 208,333 shares a $.48 per share (110% of fair market value on day of issuance) and non-qualified options to purchase 250,000 shares at $.17 per share (35%) of fair market value on day of grant) issued to each of Messrs. Grable and Schwartz and Ms Grable on July 6, 1998.
(3) Includes 250, 000 non-qualifies options that were required, by contract, to be issued in July 1997 but were not issued until January 2, 1998.

Option Grants.

The following table sets forth certain information concerning grants of options to purchase Common Stock to the Named Executive Officers during the fiscal year ended June 30, 1998.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

             No. of Securities     %of Total Options     Exercise or
             Underlying Options    Granted to Employees  Base Price    Market Price  Expiration
Name         Granted               In Fiscal Year        ($/Share)     On Date of    Date
                                                                       Grant
-------------- ------------------- ------------------- -------------- --------------- ----------
Richard    J.  250,000             14%                 $.31           $.85            1/2/02
Grable (1)     250,000             14%                 $.31           $.65            1/2/02
               34,602              1.9%                $2.63          $2.39           1/2/02
-------------- ------------------- ------------------- -------------- --------------- ----------
Linda      B.  250,000             14%                 $.31           $.85            1/2/02
Grable (1)     250,000             14%                 $.31           $.65            1/2/02
               34,602              1.9%                $2.63          $2.39           1/2/02
-------------- ------------------- ------------------- -------------- --------------- ----------
Allan      L.  250,000             14%                 $.31           $.85            1/2/02
Schwartz (1)   250,000             14%                 $.31           $.65            1/2/02
               34,602              1.9%                $2.63          $2.39           1/2/02
-------------- ------------------- ------------------- -------------- --------------- ----------

(1) In January 1998, pursuant to employment agreements dated July 4, 1994, Richard Grable, Linda Grable, and Allan Schwartz were granted options to purchase and aggregate of 500,000 Common Shares each. The grants were for the July 1996 and July 1997 anniversary dates of their employment and were never issued by prior counsel for the Company. The options are non-qualified stock options, vesting one year from the grant date and exercisable at an exercise price of $0.31 per share (35% of the fair market value on the date of issuance). In January 1998, Richard Grable, Linda Grable, and Allan Schwartz were granted options to purchase 22,883 and 34,602 shares of Common Shares each pursuant to the Company's incentive stock option plan. These options were earned in July 1996 and July 1997 but never issued., however the options for the 22,883 shares were disclosed in the Company's Proxy Statement last year. These shares are exercisable at any time at an exercise price of $4.37 and $2.63 per share, respectively (110% of the fair market value on the contractual date of issuance).

Employment Agreements

The Company entered into five-year employment agreements with each of Mr. Richard J. Grable and Mr. Allan L. Schwartz and Mrs. Linda B. Grable that expire July 6, 1999. Pursuant to the terms of the employment agreements, base annual salaries, after giving effect to cost of living adjustments, are as follows:
Richard J. Grable: $286,224.96; Linda B. Grable: $119,069.52 and Allan L. Schwartz $119,069.52. During the Company's operational stage the salary of Allan
L. Schwartz salary will increase to $156,000. In addition, in fiscal 1998 Messrs. Grable and Schwartz and Ms. Grable each receive a car allowance of $500 per month. Each employment agreement provides for bonuses, health insurance, car allowance, and related benefits, and a cost of living adjustment of 7% per annum. The bonuses are equal to 5% of the adjusted consolidated net earnings of the Company. No bonuses have been paid to date. In addition, pursuant to each Agreement, Mr. Richard J. Grable and Mr. Allan L. Schwartz and Mrs. Linda B. Grable each have an option to purchase 250,000 shares of common stock each calendar year at 35% of the fair market value of the common stock of the Company at the time of grant.

Richard Grable will receive a royalty bonus of 2.5% to a maximum of 5%, based upon varying levels of gross sales of the CTLM(TM) device. Upon ratification of the Patent Licensing Agreement at the next annual meeting of shareholders, the royalties as outlined in that agreement will take the place of those set forth in the original employment agreement. See Item 1. "Description of Business-.Patent Licensing Agreement".

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


Pursuant to stock option agreements, Mr. Richard J. Grable, Mr. Allan L. Schwartz and Mrs. Linda B. Grable each have an option to purchase that number of shares equal to $100,000 divided by 110% of the fair market value of the shares on July 6th of each year. The Stock Option Agreement terminates on September 1, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

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
as a group (3 persons)
--------------------
(1) Except as indicated in the footnotes to this table, based on information provided by such persons, the persons named in the table above have sole voting power and investment power with respect to all shares of Common Stock shown beneficially owned by them.
(2) Percentage of ownership is based on 37,989,399 shares of Common Stock outstanding as of October 12, 1998 plus each person's options that are exercisable within 60 days. Shares of Common Stock subject to stock options that are exercisable within 60 days as of July 10, 1998 are deemed outstanding for computing the percentage of that person and the group.
(3) Includes 556,883 shares subject to options and 3,497,800 shares owned by the wife of Richard J. Grable, Linda B. Grable, of which he disclaims beneficial ownership. Does not include options to purchase 208,333 shares at $.48 per share and 250,000 shares at $.44, which are not exercisable within the next 60 days.
(4) Includes 556,883 shares subject to options and 7,995,040 shares owned by the husband of Linda B. Grable, Richard J. Grable, of which she disclaims beneficial ownership. Does not include options to purchase 208,333 shares at $.48 per share and 250,000 shares at $.44, which are not exercisable within the next 60 days.
(5) Includes 664,410 shares subject to options and 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership. Does not include options to purchase 208,333 shares at $.48 per share and 250,000 shares at $.44, which are not exercisable within the next 60 days.

(6) Includes an aggregate of 15,199,488 shares underlying the Series B Preferred, for which the Company has received a notice of conversion. Does not include Warrants to purchase 112,500 shares at $5.00 per share. (7) Includes 1,778,176 shares subject to options and 9,000 shares owned by the wife of Allan
L. Schwartz, Carolyn Schwartz, of which he disclaims

The following table sets forth the beneficial ownership of Common Stock of the Company as of April 7, 1999 as to (a) each person known to the Company who beneficially owns more than 5% of the outstanding shares of its Common Stock;
(b) each current director executive officer; and (c) all executive officers and directors of the Company as a group, calculated as required by the Act.

The actual number of shares of Common stock held by Richard Grable and Linda Grable, without giving effect to options, are 7,162,797 and 3,000,800 shares respectively. Both Richard Grable and Linda Grable specifically disclaim any beneficial interest in each other's shares.

Name and Address              Number of Shares Owned     % of Outstanding
of Beneficial Owner           Beneficially (1)(2)        Shares of Common Stock
-------------------           -------------------        ----------------------

Richard J. Grable                  8,020,480 (3)(7)                 20.1%
C/o 6351 NW 18th Court
Plantation, FL 33313

Linda B. Grable                    8,020,480 (4)(7)                 20.1%
C/o 6351 NW 18th Court
Plantation, FL 33313

Allan L. Schwartz                  3,256,990 (5)(7)                  8.1%
C/o 6351 NW 18th Court
Plantation, FL 33313

All officers and directors        11,287,470 (6)(7)                 27.1%
as a group (3 persons)
--------------------
(1) Except as indicated in the footnotes to this table, based on information provided by such persons, the persons named in the table above have sole voting power and investment power with respect to all shares of Common Stock shown beneficially owned by them.
(2) Percentage of ownership is based on 39,805,643 shares of Common Stock outstanding as April 7, 1999 plus each person's options that are exercisable within 60 days. Shares of Common Stock subject to stock options that are exercisable within 60 days are deemed outstanding for computing the percentage of that person and the group.
(3) Includes 556,883 shares subject to options and 3,000,800 shares owned by the wife of Richard J. Grable, Linda B. Grable, of which he disclaims beneficial ownership. Does not include options to purchase 208,333 shares at $.48 per share and 250,000 shares at $.44, which are not exercisable within the next 60 days.
(4) Includes 556,883 shares subject to options and 7,162,797 shares owned by the husband of Linda B. Grable, Richard J. Grable, of which she disclaims beneficial ownership. Does not include options to purchase 208,333 shares at $.48 per share and 250,000 shares at $.44, which are not exercisable within the next 60 days.
(5) Includes 664,410 shares subject to options and 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership. Does not include options to purchase 208,333 shares at $.48 per share and 250,000 shares at $.44, which are not exercisable within the next 60 days.
(6) Includes 1,778,176 shares subject to options and 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.
(7) Does not include shares to be issued to the directors as follows; Linda Grable-445,000 shares, Richard Grable-831,743 shares and Allan Schwartz-820,000 shares. These shares are to be issued as replacement shares for shares the Directors sold to fund the Company's operations through February 28, 1999. See
Item 12 below.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

In September and October 1998 Linda Grable, the Company's President, personally guaranteed three promissory notes issued by the Company to third parties. Ms. Grable received no compensation for these guarantees. As of the date of this Report, one of the three Notes has been repaid. See "Private Placement of Common Stock".

In January 1999 and February 1999, Richard Grable, the Company's Chief Executive Officer, director and founder sold an aggregate of 831,743 shares of the Company's common stock owned by him and lent the aggregate proceeds of approximately $347,775 directly to the Company.

In January 1999 and February 1999, Linda Grable, the Company's President, director and founder sold an aggregate of 445,000 shares of the Company's common stock owned by her and lent the aggregate proceeds of approximately $138,093 directly to the Company.

In December 1998, January 1999 and February 1999, Allan Schwartz, the Company's Executive President, director and founder sold an aggregate of 820,000 shares and lent the aggregate proceeds of approximately $359,707 directly to the Company.

In February 1999, the Company's Board of Director voted to compensate Messrs. Grable, Schwartz, and Ms. Grable (the "Founders") for the shares they sold on behalf of the Company due to the following financial loss. incurred by the Founders. In April 1999, the compensation was revised as follows:

    o The Founders may be liable for income tax of approximately 18% on the money received from the sale of the shares without having received any personal benefit from the sales,
    o The Founders have reduced their percentage ownership in the company by the number of shares that have been sold, and
    o The Founders will loose the tax benefit of having held the their shares for more than 2 years.

In order to make the founders whole the Company will replace the shares sold by the Founders as follows;

    o A share for share replacement of the shares sold,
    o Option shares equaling 18% of the money provided to the Company based on the 5-day average closing price of the stock preceding the date the funds were transferred to the Company to recover any tax ramifications,
    o Option shares equaling 10% of the money provided to the Company based on the 5-day average closing price of the stock preceding the date the funds were transferred to the Company to cover the difference in tax bracket (28% - 18%) that will occur through sale of shares not held for 2 years, and
    o Option shares equaling 10% of the money provided to the Company based on the 5-day average closing price of the stock proceeding the date the funds were transferred to the Company to as an incentive to sell the free-trading shares.

Messrs. Grable, Schwartz and Ms. Grable are entitled to receive 831,743, 820,000, and 445,000 shares of the Company restricted common stock, respectively as share for share replacement for the shares sold through February. No shares or option certificates have been issued to date.

Since October 1998, the Company has accrued $109,243 in salaries payable to its executive officers ad directors, Richard J. Grable, Allan L. Schwartz and Linda
B. Grable, due to the Company's lack of working capital. These salaries will be paid as soon as the Company determines that the funds are avaiable.

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

3.2 Amendment to Articles of Incorporation (Designation of Series A Convertible Preferred Shares) - Incorporated by reference to Exhibit 3.
      (i). 6 of the Company's Form 10-KSB for the fiscal year ending June 30, 1996. File number 033-04008.

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

4.1 Instruments Defining the Rights of Security Holders - Designation of Series B Convertible Preferred Shares. (See Exhibit 3.3, above).

4.2 Instruments Defining the Rights of Security Holders - Designation of Series C Convertible Preferred Shares. (See Exhibit 3.4, above).

4.3 Instruments Defining the Rights of Security Holders -Designation of Series D Convertible Preferred Shares. (See Exhibit 3.5, above). 4.4 Instruments Defining the Rights of Security Holders - Designation of Series E Convertible Preferred Shares. (See Exhibit 3.6, above).

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

10.8 OEM Agreement. Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1999.

10.9 Form of Equity Line of Credit Agreement. Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1999.

10.10 Focus Distribution Agreement. Incorporated by reference to the company's Form 10QSB/A filed on April 2 1999

10.11 Consultronix Distribution Agreement

10.12 Iberadac Distribution Agreement


(b)   Reports on Form 8-k

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Imaging Diagnostic Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                      IMAGING DIAGNOSTIC SYSTEMS, INC.



                      By:  /s/Linda B. Grable
                           ----------------------------------------------------
                           Linda B. Grable, Chairman of the Board and President


Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signatures                        Title                                         Date
----------                        -----                                         ----
/s/Linda B. Grable              Chairman of the Board and President             April 7, 1999
---------------------------
Linda B. Grable


/s/Richard J. Grable            Director and Chief Executive Officer            April 7, 1999
---------------------------
Richard J. Grable


/s/Allan L. Schwartz            Director, Executive Vice-President              April 7, 1999
---------------------------
Allan L. Schwartz               (Principal Accounting and Financial
                                Officer)


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

                  Notes to Financial Statements                         F-11-40

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



/s/
Margolies, Fink and Wichrowski

Certified Public Accountants
Pompano Beach, Florida
August 6, 1998


                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                                  Balance Sheet

                             June 30, 1998 and 1997

                                     ASSETS
                                                                                                          1998            1997
                                                                                                      ------------    ------------
                                                                                                                       (restated)
Current assets:
  Cash                                                                                                $    310,116    $    383,223
  Restricted certificate of deposit                                                                           --           103,500
  Loans receivable-other                                                                                      --            10,073
  Inventory                                                                                              3,214,045            --
  Prepaid expenses                                                                                          33,539          56,792
                                                                                                      ------------    ------------

         Total current assets                                                                            3,557,700         553,588
                                                                                                      ------------    ------------

Property and equipment, net                                                                              2,920,980       3,293,297
Prototype equipment                                                                                           --         1,216,585
Other assets                                                                                               688,463           9,635
                                                                                                      ------------    ------------
                                                                                                      $  7,167,143    $  5,073,105
                                                                                                      ============    ============
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                                               $  1,363,766    $    519,546
  Loan payable                                                                                             285,407            --
  Current maturities of capital lease obligations                                                            9,715           8,928
  Other current liabilities                                                                              2,155,978         319,547
                                                                                                      ------------    ------------

         Total current liabilities                                                                       3,814,866         848,021
                                                                                                      ------------    ------------

Long-term capital lease obligations                                                                         26,134          35,849
                                                                                                      ------------    ------------

         Total liabilities                                                                               3,841,000         883,870
                                                                                                      ------------    ------------
Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock (Series B), 7% cumulative annual dividend, no par value;
    authorized 450 shares, issued 450 shares                                                             4,500,000       4,500,000
  Convertible preferred stock (Series D),  no par value; authorized 54 shares,
    issued 29 and 0 shares, respectively                                                                   290,000            --
  Convertible preferred stock (Series E),  no par value; authorized 54 shares,
    issued 24 and 0 shares, respectively                                                                   240,000            --
  Convertible preferred stock (Series H),  no par value; authorized 108 shares,
    issued 108 and 0 shares, respectively                                                                1,080,000            --
  Common stock, no par value; authorized 48,000,000 shares, issued 36,493,544
    and 24,905,084 shares, respectively                                                                 23,983,073      15,739,729
  Additional paid-in capital                                                                             1,884,846       3,663,120
  Deficit accumulated during the development stage                                                     (27,336,655)    (18,298,930)
                                                                                                      ------------    ------------

                                                                                                         4,641,264       5,603,919
Less: subscriptions receivable                                                                             (14,309)        (35,559)
         deferred compensation                                                                          (1,300,812)     (1,379,125)
                                                                                                      ------------    ------------

         Total stockholders' equity                                                                      3,326,143       4,189,235
                                                                                                      ------------    ------------

                                                                                                      $  7,167,143    $  5,073,105
                                                                                                      ============    ============

               See accompanying notes to the financial statements

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                            Statements of Operations

                                                                                       From
                                                                                     Inception
                                                                                  (December 10,
                                                     Year Ended     Year Ended       1993) to
                                                   June 30, 1998  June 30, 1997   June 30, 1998
                                                   -------------  -------------  --------------
                                                                   (restated)
Compensation and related benefits:
  Administrative and engineering                  $  1,210,526    $  2,847,238    $  6,475,238
  Research and development                             776,578         616,886       1,745,089
Research and development expenses                      254,722       1,065,178       2,918,894
Advertising and promotion expenses                     329,446         166,520         873,841
Selling, general and
   administrative expenses                             396,752         528,753       1,302,137
Clinical expenses                                        9,859          33,506         360,675
Consulting expenses                                  1,220,676         764,364       2,936,584
Insurance costs                                        162,549         121,287         328,791
Professional fees                                      454,730         178,402       1,351,835
Stockholder expenses                                    75,608          20,902          96,510
Trade show expenses                                    216,182         154,782         505,458
Travel and subsistence costs                           111,559         195,585         457,159
Rent expense                                            26,213          48,897         247,461
Interest expense                                        55,543           2,744          82,596
Depreciation and amortization                          283,966         230,047         675,862
Amortization of deferred compensation                1,418,938         788,000       2,553,813
Interest income                                        (22,137)       (116,972)       (197,417)
                                                  ------------    ------------    ------------

                                                     6,981,710       7,646,119      22,714,526
                                                  ------------    ------------    ------------

     Net loss                                       (6,981,710)     (7,646,119)    (22,714,526)

Dividends on cumulative preferred stock:
 From discount at issuance                          (1,741,015)       (998,120)     (4,074,609)
 Earned                                               (315,000)       (184,675)       (547,520)
                                                  ------------    ------------    ------------

     Net loss applicable to common shareholders   $ (9,037,725)   $ (8,828,914)   $(27,336,655)
                                                  ============    ============    ============


Net loss per common share:
  Basic
    Net loss per common share                     $       (.32)   $       (.36)   $      (1.27)
                                                  ============    ============    ============

    Weighted average number of common shares        27,882,886      24,222,966      21,574,057
                                                  ============    ============    ============

  Diluted
    Net loss per common share                     $       (.32)   $       (.36)   $      (1.27)
                                                  ============    ============    ============

    Weighted average number of common shares        27,882,886      24,222,966      21,574,057
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

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                        Statement of Stockholders' Equity

          Period December 10, 1993 (date of inception) to June 30, 1998

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                          Preferred Stock (**)       Common Stock         Additional     During the
                                                               Number of                Number of           Paid-In     Development
                                                       Shares           Amount     Shares         Amount    Capital        Stage
                                                     --------           ------     ------         ------  ----------   -------------
Balance at December 10,  1993(date of inception)        -0-          $ -0-            -0-      $    -0-    $ -0-       $  -0-

Issuance of common stock,  restated for reverse
 stock split                                             --             --       510,000         50,000       --           --

Acquisition of public shell                              --             --       178,752             --       --           --

Net issuance of additional  shares of stock              --             --    15,342,520         16,451       --           --

Common stock sold                                        --             --        36,500         36,500       --           --

Net loss                                                 --             --            --             --       --      (66,951)
                                                    -------        -------   -----------    -----------  -------  -----------
Balance at  June 30, 1994                                --             --    16,067,772        102,951       --      (66,951)

Common stock sold                                        --             --     1,980,791      1,566,595       --           --

Common stock issued in  exchange for services            --             --       115,650        102,942       --           --

Common stock issued with  employment agreement           --             --        75,000         78,750       --           --

Common stock issued for  compensation                    --             --       377,500        151,000       --           --

Stock options granted                                    --             --            --             --  622,500           --

Amortization of deferred compensation                    --             --            --             --       --           --

Forgiveness of officers' compensation                    --             --            --             --   50,333           --


Net loss                                                 --             --            --             --       --   (1,086,436)
                                                    -------        -------   -----------    -----------  -------  -----------

Balance at  June 30, 1995                                --             --    18,616,713      2,002,238  672,833   (1,153,387)
                                                    =======        =======   ===========    ===========  =======  ===========


(RESTUBBED TABLE)
                                                                                Subscriptions         Deferred
                                                                                  Receivable        Compensation   Total
                                                                                -------------       ------------   -----


Balance at December 10,  1993(date of inception)                               $  -0-                $ -0-        $  -0-

Issuance of common stock,  restated for reverse
 stock split                                                                       --                  --         50,000

Acquisition of public shell                                                        --                  --             --

Net issuance of additional  shares of stock                                        --                  --         16,451

Common stock sold                                                                  --                  --         36,500

Net loss                                                                           --                  --        (66,951)
                                                                            ---------            --------     ----------
Balance at  June 30, 1994                                                         -0-                  --         36,000

Common stock sold                                                            (523,118)                 --      1,043,477

Common stock issued in  exchange for services                                      --                  --        102,942

Common stock issued with  employment agreement                                     --                  --         78,750

Common stock issued for  compensation                                              --                  --        151,000

Stock options granted                                                              --            (622,500)            --

Amortization of deferred compensation                                              --             114,375        114,375

Forgiveness of officers' compensation                                              --                  --         50,333


Net loss                                                                           --                  --     (1,086,436)
                                                                            ---------            --------     ----------

Balance at  June 30, 1995                                                    (523,118)           (508,125)       490,441
                                                                            =========            ========     ==========

                                                                                                             (Continued)

              See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                 Statements of Stockholders' Equity (Continued)

          Period December 10, 1993 (date of inception) to June 30, 1998
                                                                                                                         Deficit
                                                                                                                        Accumulated
                                                      Preferred Stock (**)           Common Stock          Additional   During the
                                                            Number of                  Number of            Paid-In     Development
                                                     Shares         Amount     Shares           Amount      Capital        Stage
                                                     ------        -------     ------          ------     ---------   ------------
Balance at  June 30, 1995                              --             --       18,616,713     2,002,238        672,833   (1,153,387)
                                                    -------      ---------    -----------    ----------     ----------  -----------
Preferred stock sold, including dividends             4,000      3,600,000           --            --        1,335,474   (1,335,474)

Common stock sold                                      --             --          700,471     1,561,110           --           --

Cancellation of  stock  subscription                   --             --         (410,500)     (405,130)          --           --

Common stock issued in  exchange for services          --             --        2,503,789     4,257,320           --           --

Common stock issued with  exercise of stock options    --             --          191,500       104,375           --           --

Common stock issued with  exercise of options
 for compensation                                      --             --          996,400       567,164           --           --

Conversion of preferred  stock to common stock       (1,600)    (1,440,000)       420,662     1,974,190       (534,190)        --

Common stock issued as  payment of preferred
  stock dividends                                      --             --            4,754        14,629           --        (14,629)

Dividends accrued on preferred
 stock not yet converted                               --             --             --            --             --        (33,216)

Collection of stock  subscriptions                     --             --             --            --             --           --

Amortization of deferred compensation                  --             --             --            --             --           --

Forgiveness of officers= compensation                  --             --             --            --          100,667         --

Net loss (restated)                                    --             --             --            --             --     (6,933,310)

                                                    -------      ---------    -----------    ----------     ----------  -----------
Balance at June 30, 1996 (restated)                   2,400      2,160,000     23,023,789    10,075,896      1,574,784   (9,470,016)
                                                    =======      =========    ===========    ==========     ==========  ===========

(RESTUBBED TABLE)
                                                                      Subscriptions     Deferred
                                                                       Receivable     Compensation      Total
                                                                     -------------   -------------      -----


Balance at  June 30, 1995                                                (523,118)      (508,125)       490,441
                                                                        ----------      --------      ---------
Preferred stock sold, including dividends                                    --             --        3,600,000

Common stock sold                                                            --             --        1,561,110

Cancellation of  stock  subscription                                      405,130           --             --

Common stock issued in  exchange for services                                --             --        4,257,320

Common stock issued with  exercise of stock options                        (4,375)          --          100,000

Common stock issued with  exercise of options
 for compensation                                                            --             --          567,164

Conversion of preferred  stock to common stock                               --             --             --

Common stock issued as  payment of preferred
  stock dividends                                                            --             --             --

Dividends accrued on preferred
 stock not yet converted                                                     --             --          (33,216)

Collection of stock  subscriptions                                        103,679           --          103,679

Amortization of deferred compensation                                     232,500        232,500

Forgiveness of officers= compensation                                        --             --          100,667

Net loss (restated)                                                          --             --       (6,933,310)

                                                                        ----------      --------      ---------
Balance at June 30, 1996 (restated)                                       (18,684)      (275,625)     4,046,355
                                                                        ==========      ========      =========

                                                                                                     (Continued)


              See accompanying notes to the financial statements.
                                      F-6


                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                 Statements of Stockholders' Equity (Continued)

          Period December 10, 1993 (date of inception) to June 30, 1998


                                                                                                                         Deficit
                                                    Preferred Stock (**)          Common Stock                          Accumulated
                                                 --------------------------   -------------------------   Additional     During the
                                                         Number of                    Number of            Paid-In      Development
                                                  Shares           Amount     Shares            Amount     Capital         Stage
                                                  ------           ------     ------            -------   ----------   -------------

Balance at June 30, 1996 (restated)                 2,400      2,160,000     23,023,789     10,075,896      1,574,784   (9,470,016)
                                                  -------    -----------    -----------    -----------    -----------   -----------
Preferred stock sold, including dividends             450      4,500,000           --             --          998,120     (998,120)

Conversion of preferred  stock to common stock     (2,400)    (2,160,000)     1,061,202      2,961,284       (801,284)        --

Common stock issued in  exchange for services        --             --          234,200        650,129           --           --

Common stock issued  for compensation                --             --          353,200        918,364           --           --

Common stock issued with exercise of stock options   --             --          361,933      1,136,953           --           --

Cancellation of stock issued to employee             --             --         (150,000)       (52,500)          --           --

Common stock issued as payment of preferred
  stock dividends                                    --             --           20,760         49,603           --        (16,387)

Dividends accrued on preferred
  stock not yet converted                            --             --             --             --             --       (168,288)

Stock options granted                                --             --             --             --        1,891,500         --

Collection of stock  subscriptions                   --             --             --             --             --           --

Amortization of deferred compensation                --             --             --             --             --           --

Net loss (restated)                                  --             --             --             --             --     (7,646,119)

                                                  -------    -----------    -----------    -----------    -----------   -----------
Balance at June 30, 1997 (restated)                   450      4,500,000     24,905,084     15,739,729      3,663,120  (18,298,930)
                                                  =======    ===========    ===========    ===========    ===========   ===========
(RESTUBBED TABLE)

                                                                   Subscriptions      Deferred
                                                                    Receivable      Compensation      Total
                                                                   ------------     ------------      -----


Balance at June 30, 1996 (restated)                                    (18,684)      (275,625)     4,046,355
                                                                     ---------      ---------     ----------
Preferred stock sold, including dividends                                 --             --        4,500,000

Conversion of preferred  stock to common stock                            --             --             --

Common stock issued in  exchange for services                             --             --          650,129

Common stock issued  for compensation                                     --             --          918,364

Common stock issued with exercise of stock options                     (33,750)          --        1,103,203

Cancellation of stock issued to employee                                  --             --          (52,500)

Common stock issued as payment of preferred
  stock dividends                                                         --             --           33,216

Dividends accrued on preferred
  stock not yet converted                                                 --             --         (168,288)

Stock options granted                                                     --       (1,891,500)          --

Collection of stock  subscriptions                                      16,875           --           16,875

Amortization of deferred compensation                                     --          788,000        788,000

Net loss (restated)                                                       --             --       (7,646,119)

                                                                     ---------      ---------     ----------
Balance at June 30, 1997 (restated)                                    (35,559)    (1,379,125)     4,189,235
                                                                     =========      =========     ==========
                                                                                                 (Continued)


              See accompanying notes to the financial statements.



                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                        Statement of Stockholders' Equity

          Period December 10, 1993 (date of inception) to June 30, 1998

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                      Preferred Stock (**)           Common Stock        Additional      During the
                                                            Number of                  Number of          Paid-In       Development
                                                    Shares           Amount    Shares            Amount   Capital          Stage
                                                    ------           ------    ------            ------   -------          -----
Balance at June 30, 1997 (restated)                    450       4,500,000    24,905,084     15,739,729    3,663,120    (18,298,930)
                                                    ------    ------------   -----------   ------------ ------------   ------------
Preferred stock sold, including dividends
  and placement fees                                   501       5,010,000          --             --      1,290,515     (1,741,015)

Conversion of preferred  stock to common stock        (340)     (3,400,000)    6,502,448      4,644,307   (1,210,414)          --

Common stock sold                                     --              --         500,000        200,000         --             --

Common stock issued in  exchange for services         --              --         956,000      1,419,130         --             --

Common stock issued  for compensation                 --              --          64,300         54,408         --             --

Common stock issued with  exercise of stock options   --              --          65,712         22,999         --             --

Common stock issued in exchange for
  licensing agrement                                  --              --       3,500,000      1,890,000   (3,199,000)          --

Dividends accrued on preferred
  stock not yet converted                             --              --            --             --           --         (315,000)

Stock options granted                                 --              --            --             --      1,340,625           --

Collection of stock  subscriptions                    --              --            --           12,500         --             --

Amortization of deferred compensation                 --              --            --             --           --             --

Net loss                                              --              --            --             --           --       (6,981,710)

                                                    ------    ------------   -----------   ------------ ------------   ------------
Balance at June 30, 1998                             611      $  6,110,000    36,493,544   $ 23,983,073 $  1,884,846   $(27,336,655)
                                                    ======    ============   ===========   ============ ============   ============

(RESTUBBED TABLE)

                                                                             Subscriptions       Deferred
                                                                               Receivable      Compensation     Total
                                                                               ----------      ------------     -----

Balance at June 30, 1997 (restated)                                              (35,559)     (1,379,125)      4,189,235
                                                                            ------------    ------------    ------------
Preferred stock sold, including dividends
  and placement fees                                                                --              --         4,559,500

Conversion of preferred  stock to common stock                                      --              --            33,893

Common stock sold                                                                   --              --           200,000

Common stock issued in  exchange for services                                       --              --         1,419,130

Common stock issued  for compensation                                               --              --            54,408

Common stock issued with  exercise of stock options                                 --              --            22,999

Common stock issued in exchange for
  licensing agrement                                                                --              --        (1,309,000)

Dividends accrued on preferred
  stock not yet converted                                                           --              --          (315,000)

Stock options granted                                                               --        (1,340,625)           --

Collection of stock  subscriptions                                                21,250            --            33,750

Amortization of deferred compensation                                               --         1,418,938       1,418,938

Net loss                                                                            --              --        (6,981,710)

                                                                            ------------    ------------    ------------
Balance at June 30, 1998                                                    $    (14,309)   $ (1,300,812)   $  3,326,143
                                                                            ============    ============    ============

** See Note 15 for a detailed breakdown by Series.

See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                            Statements of Cash Flows

                           Increase (Decrease) in Cash

                                                                                                    From
                                                                                                 Inception
                                                                                              (December 10,
                                                                 Year Ended     Year Ended       1993) to
                                                               June 30, 1998   June 30, 1997   June 30, 1998
                                                              --------------  -------------- ----------------
                                                                                  (restated)

Net loss                                                       $ (6,981,710)   $ (7,646,119)   $(22,714,526)
                                                               ------------    ------------    ------------
Adjustments to reconcile net loss to net cash
 used for operating activities:
    Depreciation and amortization                                   283,966         230,047         675,862
    Amortization of deferred compensation                         1,418,938         788,000       2,553,813
    Noncash compensation and consulting expenses                  1,379,938       2,654,821       7,388,147
    (Increase) decrease in restricted certificate of deposit        103,500        (103,500)           --
    (Increase) decrease in loans receivable - other                  10,073         (10,073)           --
    Increase in inventory                                          (155,782)           --          (155,782)
    (Increase) decrease in prepaid expenses                          23,253         (40,892)        (33,539)
    (Increase) decrease  in other assets                            (97,828)         43,375        (107,463)
    Increase in accounts payable and accrued expenses               529,220          88,074         880,478
    Increase (decrease) in other current liabilities                (53,569)       (536,599)        265,978
                                                               ------------    ------------    ------------

      Total adjustments                                           3,441,709       3,113,253      11,467,494
                                                               ------------    ------------    ------------

      Net cash used for operating activities                     (3,540,001)     (4,532,866)    (11,247,032)
                                                               ------------    ------------    ------------

Cash flows from investing activities:
    Prototype equipment                                          (1,582,446)       (641,247)     (2,799,031)
    Capital expenditures                                           (115,738)     (2,815,923)     (3,660,994)
                                                               ------------    ------------    ------------

      Net cash used for investing activities                     (1,698,184)     (3,457,170)     (6,460,025)
                                                               ------------    ------------    ------------

Cash flows from financing activities:
    Repayment of capital lease obligation                            (8,928)         (5,512)        (14,440)
    Proceeds from stockholder loans, net                               --           (77,833)           --
    Proceeds from loan payable, net                                 285,407            --           285,407
    Proceeds from issuance of preferred stock                     4,559,500       4,500,000      12,659,500
    Net proceeds from issuance of common stock                      329,099         (18,750)      5,086,706
                                                               ------------    ------------    ------------

      Net cash provided by financing activities                   5,165,078       4,397,905      18,017,173
                                                               ------------    ------------    ------------

Net increase (decrease) in cash                                     (73,107)     (3,592,131)        310,116

Cash and cash equivalents at beginning of period                    383,223       3,975,354             -0-
                                                               ------------    ------------    ------------

Cash and cash equivalents at end of period                     $    310,116    $    383,223    $    310,116
                                                               ============    ============    ============

              See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                       Statement of Cash Flows (Continued)

                                                                                                From
                                                                                              Inception
                                                                                            (December 10,
                                                                              Year Ended     Year Ended      1993) to
                                                                            June 30, 1998   June 30, 1997  June 30, 1998
                                                                            -------------   -------------  -------------
                                                                                              (restated)
Supplemental disclosures of cash flow information:

         Cash paid for interest                                               $         3,105   $    2,744   $   30,158
                                                                              ===============   ==========   ==========


Supplemental disclosures of noncash investing and financing activities:

         Issuance of common stock and options
           in exchange for services                                           $     1,325,530   $  650,129   $4,615,959
                                                                              ===============   ==========   ==========


         Issuance of common stock in
           exchange for property and equipment                                $          --     $     --     $   89,650
                                                                              ===============   ==========   ==========

         Issuance of common stock and other current liability
           in exchange for patent licensing agreement                         $       581,000   $     --     $  581,000
                                                                              ===============   ==========   ==========

         Issuance of common stock for
           compensation                                                       $        54,408   $  918,364   $1,690,936
                                                                              ===============   ==========   ==========

         Issuance of common stock through
           exercise of incentive stock options                                $          --     $1,103,203   $1,103,203
                                                                              ===============   ==========   ==========

         Issuance of common stock as
           payment for preferred stock dividends                              $          --     $   49,603   $   64,232
                                                                              ===============   ==========   ==========

         Acquisition of property and equipment
           through the issuance of a capital
           lease payable                                                      $          --     $   50,289   $   50,289
                                                                              ===============   ==========   ==========

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

         (j) Long-lived assets

         Effective July 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This statement requires companies to write down to estimated fair value long-lived assets that are impaired. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review of recoverability the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. The Company has determined that no impairment losses need to be recognized through the fiscal year ended June 30, 1998.

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

                                                                     (Continued)
                                      F-14

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


(3)      RESTATEMENT

         The June 30, 1997 and 1996 financial statements have been restated to properly reflect the accrual of compensation and recording of deferred compensation on the qualified and non-qualified stock options for the officers, and the correction of an accumulated depreciation understatement of $27,682 for the year ended June 30, 1997. The effect on net loss from the compensation restatement was an increase of $946,796 for the year ended June 30, 1996 and a decrease of $299,055 for the year ended June 30, 1997. These statements were also restated to correct the calculation of the deemed dividends on the cumulative preferred stock as a result of the discount at issuance. The effect of this change was an increase to the net loss applicable to common shareholders of $283,965 ($.01 per share) and $337,074 ($.02 per share) for the fiscal years ended June 30, 1997 and 1996, respectively.

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

                                                   1997             1996
                                              -------------     -----------

                  Increase in net loss        $     161,583     $ 1,383,532
                                              =============     ===========

                  Per share data:
                      Basic                   $         .01     $       .06
                                              =============     ===========

                      Diluted                 $         .01     $       .06
                                              =============     ===========

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

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(7)      INVENTORIES

Inventories consisted of the following:

                                                                        June 30,
                                                              -----------------------------
                                                                 1998              1997
                                                                 ----              ----
                  Raw materials                               $  1,296,864      $         -
                  Work-in process                                1,917,181                -
                                                              ------------     ------------

                                                              $  3,214,045      $         -
                                                              ============      ===========

(8)      PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

                                                                    June 30,
                                                        ------------------------------
                                                            1998              1997
                                                            ----              ----
         Furniture and fixtures                          $   245,219    $     240,029
         Building and land (See Note 20)                   2,084,085        2,081,399
         Clinical equipment                                        -          250,000
         Computers and equipment                             487,143          389,373
         CTLM(TM) software costs                             352,932          352,932
         Trade show equipment                                153,193          153,193
         Laboratory equipment                                190,031          179,862
                                                     ---------------   --------------

                                                           3,512,603        3,646,788
         Less: accumulated depreciation                     (591,623)        (353,491)
                                                     ---------------   --------------

                  Totals                                 $ 2,920,980    $   3,293,297
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

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(8)      PROPERTY AND EQUIPMENT (Continued)

Amortization expense related to the CTLM(TM) software for each period presented in the statement of operations is as follows:

                           Period ended                       Amount
                           ------------                     ---------
                              6/30/98                      $    70,587
                              6/30/97                           70,587
                              6/30/96                           54,345
                              6/30/95                           19,160
                              6/30/94                               73
                                                           -----------

                          Total                            $   214,752
                                                           ===========


(9)      OTHER ASSETS

Other assets consist of the following:
                                                           June 30,
                                                  --------------------------
                                                     1998             1997
                                                     ----             ----
         Patent license agreement                 $   581,000    $         -
         Court bond                                   100,000              -
         Security deposits                              6,080          9,635
         Other                                          1,383              -
                                                  -----------  -------------

                  Totals                          $   688,463    $     9,635
                                                  ===========  =============

During June 1998, the Company finalized an exclusive Patent License Agreement with its chief executive officer. The officer is the owner of patents issued on December 2, 1997 which encompasses the technology of the CTLM(TM) . Pursuant to the terms of the agreement, the Company was granted the exclusive right to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize and practice the Patent, all improvements thereto and all technology related to the process, throughout the world. The license shall apply to any extension or re-issue of the Patent. The term of license is for the life of the Patent and any renewal thereof, subject to termination, under certain conditions. As consideration for the License, the Company issued to the officer 3,500,000 shares of common stock and is required to issue an additional 3,500,000 shares in June 1999. The License agreement has been recorded at the historical cost basis of the chief executive officer, who owns the patent. A liability has been recorded for the fair market value of the remaining shares to be issued in June 1999. (see Note 11)
                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(10)     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                              June 30,
                                                    ---------------------------
                                                         1998            1997
                                                    ---------------------------

         Accounts payable - trade                   $    774,952    $   276,096
         Preferred stock dividends payable               483,288        168,288
         Accrued property taxes payable                   15,585         14,000
         Insurance financing payable                      10,233              -
         Accrued compensated absences                     38,530         56,632
         Accrued interest                                 18,546
         Payroll taxes payable                             4,250          4,530
         Other                                            18,382              -
                                                    ------------    -----------

                  Totals                            $  1,363,766    $   519,546
                                                    ============    ===========


(11)     OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                                                                 June 30,
                                                                       ----------------------------
                                                                           1998             1997
                                                                           ----             ----
         Patent licensing agreement payable (see Note 9)               $  1,890,000     $         -
         Accrued compensation-stock options                                 265,978         319,547
                                                                       ------------     -----------

                                                                       $  2,155,978     $   319,547
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

                                                                     (Continued)
                                F-19

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

         Year ending June 30,
                  1999                                                          $   12,384
                  2000                                                              12,384
                  2001                                                              12,384
                  2002                                                               4,128
                                                                                ----------

                  Total minimum lease payments                                      41,280
                  Less amount representing interest                                 (5,431)
                                                                                ----------
                  Present value of net minimum lease payments                       35,849

                  Less current portion                                              (9,715)
                                                                                ----------
                  Long-term portion                                             $   26,134
                                                                                ==========

The Company also leases certain office equipment under an operating lease expiring in June 2002. The Company's lease for its office space expired during the fiscal year ended June 30, 1997.

Minimum future lease payments under the non-cancelable operating lease having a remaining term in excess of one year as of June 30, 1998 are as follows:

                              Fiscal year ended
                                  June 30,                         Amount
                                  --------                         ------

                                    1999                         $    3,370
                                    2000                              3,676
                                    2001                              3,676
                                    2002                              3,676
                                                                 ----------

                  Total minimum future lease payments            $   14,398
                                                                 ==========

                                                                     (Continued)
                                      F-20

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


                                                                     (Continued)
                                      F-21

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

                                                                     (Continued)
                                      F-22

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

As of June 30, 1998, none of the Series B Preferred Stock or the associated warrants had been converted, and there was a total of $483,288 of accrued dividends payable. (See Note 20)

During the year ended June 30, 1998 the Company issued five Private Placements of convertible preferred stock (see schedule incorporated into Note 15). The Private Placements are summarized as follows:

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

    The Company is currently in technical default of the Registration Rights Agreement ("RRA"), which required the Registration Statement to be declared effective by October 2, 1998. Pursuant to the RRA, the Company is required to pay the Series H holders, as liquidated damages for failure to have the Registration Statement declared effective, and not as a penalty, 2% of the principal amount of the Securities for the first thirty days, and 3% of the principal amount of the Securities for each thirty day period thereafter until the Company procures registration of the Securities. (See Note 20)

The agreements provide that no fractional shares shall be issued. In addition, provisions are made for any stock dividends or stock splits that the Company may issue with respect to their no par value common stock. The Company is also required to reserve and keep available out of its authorized but unissued common stock such number of shares of common stock as shall be available to effect the conversion of all of the outstanding shares of Convertible Preferred Stock. The preferred stockholders shall not be entitled to vote on any matters submitted to the stockholders of the Company, except as to the necessity to vote for the authorization of additional shares to effect the conversion of the preferred stock. The holders of any outstanding shares of preferred stock shall have a preference in distribution of the Company's property available for distribution to the holders of any other class of capital stock, including but not limited to, the common stock, equal to $10,000 consideration per share.

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of June 30, 1998, including certain additional information with respect to the deemed preferred stock dividends that were calculated as a result of the discount from market for the conversion price per share:

                                                                     (Continued)
                                      F-26


                                         IMAGING DIAGNOSTIC SYSTEMS, INC.
                                           (a Development Stage Company)

                                     Notes to Financial Statements (Continued)



(15)     Convertible Preferred Stock (Continued)

                                  Series A            Series B           Series C           Series D            Series E
--------------------------------------------------------------------------------------------------------------------------------

                             Shares      Amount   Shares     Amount   Shares   Amount   Shares   Amount   Shares       Amount
                             ------      ------   ------     ------   ------   ------   ------   ------   ------       ------
Balance at June 30, 1995          -   $        -       -     $    -        -   $       -      -   $     -        -       $    -

Sale of Series A              4,000    3,600,000

Series A conversion          (1,600)  (1,440,000)
                            -------   ----------  ------ ----------    -----  ----------   ----  --------   ------    ---------
Balance at June 30, 1996      2,400    2,160,000

Sale of Series B                                     450  4,500,000

Series A conversion           2,400   (2,160,000)
                            -------   ----------  ------ ----------    -----  ----------   ----  --------   ------    ---------

Balance at June 30, 1997          -            -     450  4,500,000

Sale of preferred stock
(Series C - H)                                                           210   2,100,000     54   540,000       54      540,000

Conversion of preferred
stock                                                                   (210) (2,100,000)   (25) (250,000)     (30)    (300,000)
                            -------   ----------  ------ ----------    -----  ----------   ----  --------   ------    ---------

Balance at June 30, 1998          -   $        -     450 $4,500,000        -  $        -     29  $290,000       24     $240,000
                            =======   ==========  ====== ==========    =====  ==========   ====  ========   ======    =========


Additional information:
----------------------

Discount off market price                     25%               18%                   25%             25%                    25%
                                              ==                ==                    ==              ==                     ==

Fair market value-issue date               $8.31             $3.25                 $1.63           $0.99                  $1.07
                                           =====             =====                 =====           =====                  =====

Deemed preferred stock
dividend                              $1,335,474          $998,120              $705,738        $182,433               $182,250
                                      ==========          ========              ========        ========               ========

(RESTUBBED TABLE)
                                                           Series F           Series H                  Totals
                                                       ---------------------------------------------------------------

                                                       Shares      Amount  Shares       Amount    Shares       Amount
                                                       ------      ------  ------       ------    ------       ------
Balance at June 30, 1995                                   -      $     -       -     $      -         -        $    -

Sale of Series A                                                                                   4,000     3,600,000

Series A conversion                                                                               (1,600)   (1,440,000)
                                                       -----    ---------    ----   ----------  --------    ----------
Balance at June 30, 1996                                                                           2,400     2,160,000

Sale of Series B                                                                                     450     4,500,000

Series A conversion                                                                               (2,400)   (2,160,000)
                                                       -----    ---------    ----   ----------  --------    ----------

Balance at June 30, 1997

Sale of preferred stock
(Series C - H)                                            75      750,000     108    1,080,000       501     5,010,000

Conversion of preferred
stock                                                    (75)    (750,000)                          (340)   (3,400,000)
                                                       -----    ---------    ----   ----------  --------    ----------

Balance at June 30, 1998                                   -    $       -     108   $1,080,000       611    $6,110,000
                                                       =====    =========    ====   ==========  ========    ==========


Additional information:
----------------------

Discount off market price                                             30%                  25%
                                                                      ==                   ==

Fair market value-issue date                                       $1.24                $0.57
                                                                   =====                =====

Deemed preferred stock
dividend                                                        $318,966             $351,628
                                                                ========             ========
                                                                                                            (Continued)

                                      F-27

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

                                                                     (Continued)
                                      F-28

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


                                                                     (Continued)
                                      F-29

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

                                                                     (Continued)
                                      F-30

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

      9. On June 5, 1998, the Company issued to its chief executive officer 3,500,000 shares ($1,890,000) as consideration for an exclusive Patent License Agreement (see Note 8). The market value of the stock on this date was $.54 per share. The excess of the fair market value of the common stock over the historical cost basis of the patent license was recorded as a distribution to the shareholder; recorded as a reduction to additional paid-in capital of $3,199,000.

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

Transactions and other information relating to the plans are summarized as follows:

                                        Incentive Stock Options              Nonqualified Options
                                        Shares Wtd. Avg.  Price           Shares  Wtd. Avg.  Price
                                        ----------------  -----           ------  ---------  -----
Outstanding at June 30, 1994                    -0-                                -0-
   Granted                                  75,000    $ 1.40                1,500,000       $ 1.12
   Exercised                                     -                                  -
                                    --------------                      -------------

Outstanding at June 30, 1995                75,000      1.40                1,500,000         1.12
   Granted                                 770,309      1.66                  750,000         1.44
   Exercised                              (164,956)      .92               (1,800,000)        1.50
                                    --------------                      -------------

Outstanding at June 30, 1996               680,353      1.81                  450,000          .13
   Granted                                 371,377      3.27                  750,000         3.88
   Exercised                              (395,384)     1.10                        -
                                    --------------                      -------------

Outstanding at June 30, 1997               656,346      3.07                1,200,000         2.47
   Granted                                 220,755      1.95                  750,000         2.75
   Exercised                                     -                            (65,712)         .35
   Canceled                               (175,205)     4.25                        -
                                    --------------                      -------------

Outstanding at June 30, 1998               701,896      2.42                1,884,288         2.66
                                    ==============                      =============

                                                                                       (Continued)

                                      F-32

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


                                                                     (Continued)
                                      F-33

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

                                                                     (Continued)
                                      F-34

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


The following table summarizes information about all of the stock options outstanding at June 30, 1998:

                                      Outstanding options                  Exercisable options
                                      -------------------                  -------------------
                                           Weighted
                                            average
          Range of                         remaining        Weighted                    Weighted
      exercise prices    Shares           life (years)     avg. price    Shares        avg. price
      ---------------    ------           ------------     ----------    ------        ----------
       $ .35 - 1.25         1,374,720     8.61               $   .83      1,252,490      $   .78
        1.36 - 2.94           975,115     7.85                  1.59        936,552         1.55
        3.10 - 5.08           236,349     7.67                  3.93        146,759         4.34
      ------------------------------------------------------------------------------------------
       $ .35 - 5.08         2,586,184     8.24               $  1.40      2,335,801      $  1.31
      ==========================================================================================

At June 30, 1998, the Company has two stock-based compensation plans, which have been previously described. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans with respect to its employees, however compensation has been recorded with respect to its officers due to their provisions of utilizing "additional incentive stock options" to exercise their incentive stock options, and acquire shares of common stock. The compensation cost that has been charged against income for the officers was $(53,570) and $475,955 for 1998 and 1997, respectively.

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

                                                                     (Continued)
                                      F-35

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(17)     STOCK OPTIONS (Continued)

                                                                                             From
                                                                                           Inception
                                                                                         (December 10,
                                                       Year Ended        Year Ended         1993) to
                                                     June 30, 1998    June 30, 1997      June 30, 1998
                                                       ----------        ----------         --------
         Net loss to common shareholders -
                  As reported                        $  (9,378,102)    $ (8,544,949)    $ (27,055,993)
                                                     =============     ============     =============

                  Pro forma                          $  (9,638,158)    $ (8,758,447)    $ (27,615,569)
                                                     =============     ============     =============

         Basic loss per share -
                  As reported                        $        (.34)    $       (.35)    $       (1.25)
                                                     =============     ============     =============

                  Pro forma                          $        (.35)    $       (.36)    $       (1.28)
                                                     =============     ============     =============

         Diluted loss per share -
                  As reported                        $        (.34)    $       (.35)    $       (1.25)
                                                     =============     ============     =============

                  Pro forma                          $        (.35)    $       (.36)    $       (1.28)
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

                                                                     (Continued)
                                      F-36

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

                                                                     (Continued)
                                      F-37

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

                                                                     (Continued)
                                      F-38

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(20)     SUBSEQUENT EVENTS (Continued)

On September 4, 1998, the Company received a notice of conversion from the Series B Holders. The Series B Holders filed a lawsuit against the Company on October 7, 1998. The Company was served on October 19, 1998. The lawsuit alleges that the Company has breached its contract of sale to the Series B Holders by failing to convert the Series B Holders and failure to register the common stock underlying the Preferred Stock. The Series B Holders demanded damages in excess of $75,000, to be determined at trial, together with interest costs and legal fees. On April 6, 1999, the Series B Holders sold their preferred stock to an unaffiliated third party ("the Purchaser") with no prior relationship to the Company, or the Series B Holders. As part of the purchase agreement, the Series B Holders were required to dismiss the lawsuit with prejudice and the Company and the Series B Holders exchanged mutual general releases.

The Company also entered into a Subscription Agreement with the Purchaser whereby the Company agreed to issue 138 shares of its Series I, 7% Convertible Preferred Stock. The consideration for the subscription agreement was paid as follows:

         1. Forgiveness of approximately $725,795 of accrued interest in connection with the Series B Convertible Preferred stock.
         2. Settlement of all litigation concerning the Series B Convertible Preferred stock.
         3. Cancellation of 112,500 warrants that were issued with the Series B Convertible Preferred stock.
         4. A limitation on the owner(s) of the Series B Convertible Preferred stock to ownership of not more than 4.99% of the Company's outstanding common stock at any one time.

In addition, the Company entered into a Subscription Agreement with the Purchaser whereby the Purchaser agrees to purchase $2,750,000 of the Company's Debentures. The Debentures pay a 7% premium, to be paid in cash, or freely trading common stock in the Company's sole discretion, at the time of each conversion ("the Dividend Payment Date"). The Debentures are subject to automatic conversion at the end of the two years from the date of issuance, at which time all Debentures outstanding will be converted based upon a formula detailed within the Debenture document. The Debentures are secured by a mortgage on the Company's land and building. The mortgage shall only be released upon the Company meeting certain conditions described in the mortgage document. The funds are available to the Company as follows:

         1. The Purchaser has irrevocably agreed to purchase $1,100,000 of the Debentures, which will net the Company proceeds of $1,000,000 after fees.

                                                                     (Continued)
                                      F-39

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(20)     SUBSEQUENT EVENTS (Continued)

         2. The Company may draw a second $825,000 ($750,000 net of fees) anytime thirty days after the effective date of the Registration Statement, as long as the Company maintains an average bid price of $.45 for the ten trading days immediately prior to the Company's request for the funding.
         3. The Company may draw a final $825,000 ($750,000 net of fees) anytime sixty days after the effective date of the Registration Statement, as long as the Company maintains an average bid price of $.45 for the ten trading days immediately prior to the Company's request for the funding.

The Series I Preferred and the Debenture also limits the Holders to ownership of not more than 4.99% of the Company's outstanding common stock at any one time. The shares underlying the Series B Preferred, the Series I Preferred and the Debentures have registration rights and will be registered in the Company's S-2 Registration Statement presently pending with the Commission.

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

Management of the Company has determined that a reasonable estimate of potential damages to the Company to defend these defaults would be approximately $100,000, and this amount has been accrued by the Company during October 1998. In addition, the Company has accrued $125,000 as potential liquidated damages resulting from the delay in effecting the Registration Statement, through February 28, 1999. The Company has issued 424,242 shares of its common stock as partial payment of the liquidated damages to the Series H holders.