Form 10QSB/A
period 1998-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1999-04-21
CIK 790652

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

      Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

      The number of shares outstanding of each of the issuer's classes of equity as of November 9, 1998: 38,209,399 shares of Common Stock, no par value; and, 450 shares of Series B and 108 shares of Series H Preferred Convertible Stock, no par value.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)



Part I - Financial Information                                                   Page
------------------------------                                                   ----
Condensed Balance Sheet -
      September 30, 1998 and June 30, 1998..........................................3

Condensed Statement of Operations Three months ended September 30, 1998 and
      1997, and December 10,
      1993(date of inception)   to September 30, 1998...............................4

Condensed Statement of Cash Flows Three months ended September 30, 1998 and
      1997, and December 10, 1993(date of inception) to September 30,
      1998..........................................................................5

Notes to Condensed Financial Statements ............................................6

Management's Discussion and Analysis of
Financial Condition and Results.....................................................7

Part II - Other Information

Item 1,    Legal Proceedings........................................................18

Item 2,    Changes in Securities....................................................19

Item 3,    Defaults Upon Senior Securities..........................................19

Item 4,    Submission of Matters To a Vote of
                Security Holders ...................................................20

Item 5,    Other Information........................................................20

Item 6,    Exhibits and Reports on Form 8-K.........................................22

Signature ..........................................................................23

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)
                             Condensed Balance Sheet

                                     Assets

                                                         September 30, 1998   June 30, 1998
                                                         ------------------   -------------
                                                        (Unaudited) Restated    * Restated
Current Assets
      Cash                                                   $     99,249    $    310,116
      Inventory                                                 3,549,357       3,214,045
      Prepaid expenses                                             33,539          33,539
                                                             ------------    ------------

           Total Current Assets                                 3,682,145       3,557,700
                                                             ------------    ------------

Property and Equipment, net                                     2,885,390       2,920,980
Other Assets                                                      687,080         688,463
                                                             ------------    ------------

Total Assets                                                 $  7,254,615    $  7,167,143
                                                             ------------    ------------


                      Liabilities and Stockholders' Equity


Current Liabilities
      Accounts Payable
           and Accrued Expenses                              $  1,445,398    $    880,478
      Accrued Dividends Payable                                   540,241         483,288
      Loans Payable                                               870,407         285,407
      Current maturity of capital
           lease obligation                                         9,923           9,715
      Other current liabilities                                 1,900,233       2,155,978
                                                             ------------    ------------

Total Current Liabilities                                       4,766,202       3,814,866
                                                             ------------    ------------

Long-Term capital lease
           obligation                                              22,644          26,134
                                                             ------------    ------------

Stockholders' Equity
      Convertible Preferred
           (Series B) 7% cum. Div                               4,500,000       4,500,000
      Convertible Preferred (Series D)                               --           290,000
      Convertible Preferred (Series E)                               --           240,000
      Convertible Preferred (Series H)                          1,080,000       1,080,000
      Common Stock                                             24,741,260      23,986,073
      Additional paid-in-capital                                1,949,248       1,884,846
      Deficit accumulated during
           development stage                                  (28,657,602)    (27,336,655)
                                                             ------------    ------------

                                                                3,612,906       4,641,264

Less: subscription receivable                                     (14,309)        (14,309)
      deferred compensation                                    (1,132,828)     (1,300,812)
                                                             ------------    ------------

Total Stockholders' Equity                                      2,465,769       3,326,143
                                                             ------------    ------------

Total Liabilities and
           Stockholders' Equity                              $  7,254,615    $  7,167,143
                                                             ------------    ------------

                  * Condensed from audited financial statements
                   The accompanying notes are an integral part
                     of these condensed financial statements

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)
                                   (Unaudited)
                        Condensed Statement of Operations

                                              Three Months Ended       Since Inception
                                                  September 30,         (12/10/93) to
                                              1998           1997     September 30,1998
                                              ----           ----     -----------------
                                            Restated        Restated
Operating Expenses:
      Compensation and related
      benefits:
       Administrative/Engineering      $    292,064         408,422       $  6,767,302
       Research and development             186,730          94,037          1,931,819
      Research/Development expenses          46,775         155,837          2,965,669
      Advertising/Promotion                   6,749          25,083            880,590
      Selling/General/Administrative         95,456         329,403          1,397,593
      Clinical expenses                       3,876             627            364,551
      Consulting expenses                    29,996           5,146          2,966,580
      Insurance costs                        45,015          48,117            373,806
      Professional fees                      40,030         116,990          1,391,865
      Stockholder expenses                     --            52,833             96,510
      Trade show expenses                    41,643          39,730            547,101
      Travel and subsistence costs           32,332          16,758            489,491
      Rent expense                            8,777            --              256,238
      Interest expense                          743            --               83,339
      Depreciation and amortization          56,873          69,373            732,735
      Amortization of
      deferred compensation                 377,609         364,578          2,931,422
      Interest Income                          (674)           (928)          (198,091)
                                       ------------    ------------       ------------

                                          1,263,994       1,726,006         23,978,520
                                       ------------    ------------       ------------



           Net Loss                    ($ 1,263,994)   ($ 1,726,006)      ($23,978,520)

Dividends on cumulative Pfd. Stock:
      From discount at issuance                --          (705,738)        (4,074,609)
      Earned                                (56,953)        (79,397)          (604,473)
                                       ------------    ------------       ------------

Net loss applicable to common
 shareholders                          ($ 1,320,947)   ($ 2,511,141)      ($28,657,602)
                                       ============    ============       ============

Net loss per common share:
Basic:
Net loss per common share              ($       .04)   ($       .10)      ($      1.27)
                                       ============    ============       ============
Weighted average no. of shares           37,459,191      25,198,562         22,602,960
                                       ============    ============       ============

Diluted:
Net loss per common share              ($       .04)   ($       .10)      ($      1.27)
                                       ============    ============       ============
Weighted average no. of shares           37,459,191      25,198,562         22,602,960
                                       ============    ============       ============


                   The accompanying notes are an integral part of these condensed financial statements

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)
                                   (Unaudited)
                        Condensed Statement of Cash Flows

                                                            Three Months             Since inception
                                                         Ended September 30,          (12/10/93) to
                                                     1998                 1997     September 30, 1998
                                                     -------------------------     ------------------
                                                     Restated        Restated
Cash  provided by (used for) Operations:
       Net loss                                    $ (1,263,994)   $ (1,726,006)      $(23,978,520)
       Changes in assets and liabilities                409,728         667,016         11,877,222
                                                   ------------    ------------       ------------
       Net cash used by operations                     (854,266)     (1,058,990)       (12,101,298)
                                                   ------------    ------------       ------------

Investments
      Capital expenditures                              (21,283)        (65,512)        (6,481,308)
                                                   ------------    ------------       ------------
      Cash used for investments                         (21,283)        (65,512)        (6,481,308)
                                                   ------------    ------------       ------------


Cash flows from financing activities:
      Repayment of capital lease obligation              (3,282)         (2,188)           (17,722)
      Other financing activities                        585,000         520,407            870,407
      Proceeds from issuance of preferred stock            --         2,100,000         12,659,500
      Net proceeds from issuance of common stock         82,964          33,947          5,169,670

      Net cash provided by financing activities         664,682       2,652,166         18,681,855
                                                   ------------    ------------       ------------

Net increase(decrease) in cash                         (210,867)      1,527,664             99,249

Cash, beginning of period                               310,116         383,223                --
                                                   ------------    ------------       ------------

Cash, end of period                                $     99,249    $  1,910,887       $     99,249
                                                   ------------    ------------       ------------

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

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE "KNOWN UNCERTAINTIES" AS SET FORTH IN THE COMPANY'S FORM 10-KSB FOR FISCAL YEAR ENDED 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has incurred net losses since inception through September 30, 1998 of approximately $28,657,602. The Company anticipates that loss from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(TM) and other research and development activities. There can be no assurances that the CTLM(TM) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(TM) to allow the Company to operate profitably.

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

Compensation and related benefits during the three months ended September 30, 1998 were $478,794, representing a decrease of $23,665 for the corresponding period for 1997. This decrease was primarily due to adjustments in the software engineering department.

Research and development expenses during the three months ended September 30, 1998, were $46,775, representing a decrease of $109,062 for the corresponding period for 1997. This decrease is due primarily to finalizing certain components of the CTLM(TM) device.


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

Insurance costs during the three months ended September 30, 1998, were $45,015 representing a decrease of $3,102 for the corresponding period for 1997. The decrease is due primarily to a reduction in premium for the Company's Directors and Officers Liability Insurance.

Professional expenses during the three months ended September 30, 1998, were $40,030 representing a decrease of $76,960 from $116,990 for the corresponding period for 1997. The decrease is due primarily to a reduction in legal fees on matters handled in previous accounting periods.

There were no Stockholder expenses during the three months ended September 30, 1998, representing a decrease of $52,833 from $52,833 for the corresponding period for 1997. The decrease is due to the fact that the Company did not do any stockholder mailings during this quarter. However, the costs associated with preparing and mailing the Company's annual report and Proxy Statement will be recorded as a stockholder expense in a subsequent quarter.

Tradeshow expenses during the three months ended September 30, 1998, were $41,643 representing an increase of $1,913 from $39,730 for the corresponding period for 1997. The increase is due to an increase in fees for exhibiting at the 1998 Radiological Society of North America's 84th Scientific Assembly and Annual Meeting in Chicago, IL.

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

Dividend expense on cumulative preferred stock, from discount at issuance and earned during the three months ended September 30, 1998 was $56,953 representing a decrease of $728,182 for the corresponding period for 1997. This decrease was due to the elimination of dividends from discount at issuance from the three-month period ending September 30, 1998. The net loss per common share allocated to the dividends during the three months ended September 30, 1998 was $.0016. The Company has the option to pay the dividends in common stock.


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


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operating and research and development activities through several Regulation S and Regulation D private placement transactions. Net cash used for operating and research and development expenses during the first quarter ending September 30, 1998 was $854,266 primarily due to the Company's continued research and development of the CTLM(TM) device and preparations for FDA Clinical Investigational Trials including the manufacture of five (5) CTLM(TM) Breast Imaging Systems, compared to net cash used by operating activities and research and development of the CTLM(TM) device and related software development of $1,058,990 in the same quarter of 1997. At September 30, 1998, the Company had a working capital of $(1,084,057) compared to a working capital of $310,310 at September 30, 1997.

During the third quarter of 1998, the Company was able to raise a total of $664,682 less expenses and repayment of capital lease obligation through Regulation D transactions. The Company may continue to receive working capital from the exercise of stock options, private placements and long term debt and operations. The Company's working capital is insufficient to fund its operations and therefore must continue to explore additional sources of financing. No assurances, however, can be given that future financing would be available or if available, that it could be obtained at terms satisfactory to the Company. The Company's ability to effectuate its plan of and continue operations is dependent on its ability to raise capital, structure a profitable business, and generate revenues.

Capital expenditures for the quarter ending September 30, 1998 were approximately $21,283 as compared to approximately $65,512 for the same period in 1997. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, tradeshow equipment, computer software, laboratory equipment and other fixed assets. The Company anticipates that the balance of its capital needs for fiscal 1999 will be approximately $100,000.

During the three months ending September 30, 1998 there were no changes in the Company's existing debt agreements, and the Company had no outstanding bank loans as of September 30, 1998. The Company's fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. The Company will require substantial additional funds for its research and development programs, pre-clinical and clinical testing, operating expenses, regulatory processes, and manufacturing and marketing programs. The Company's future capital requirements will depend on many factors, including the following: the progress of its research and development projects; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approvals; obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish; and the development of commercialization activities and arrangements. The Company does not expect to generate a positive internal cash flow for at least several years due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(TM) device. The Company does not have sufficient cash to fund the Company's operations until the end of the fiscal year ending June 30, 1999 requiring it to secure additional funding through the private placement sale of debt or equity securities.

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

Uncertain Ability to Meet Capital Needs. The Company will require substantial additional funds for clinical testing of the CTLM(TM) Device, research and development programs, pre-clinical and clinical testing of other proposed products, regulatory processes, manufacturing and marketing programs and operating expenses (including general and administrative expenses). The Company's future capital requirements will depend on many factors, including the following: the progress of its research and development projects; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish; and the development of commercialization activities and arrangements. Moreover, the Company's fixed commitments, including salaries and fees for current employees and consultants, equipment rent, payments under license agreements and other contractual commitments, are substantial and would increase if additional agreements are entered into and additional personnel are retained. The Company does not expect to generate a positive internal cash flow for at least several years due to expected increases in capital expenditures, working capital needs and ongoing losses, including the expected cost of commercializing the CTLM(TM) Device. However, the Company's cash requirements may vary materially from those now planned due to the progress of research and development programs, results of clinical testing, relationships with strategic partners, if any, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA and foreign regulatory processes and other factors.

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

Limited Operating History; Continuing Operating Losses. The Company has a limited history of operations. Since its inception in December 1993, the Company has engaged principally in the development of the CTLM(TM) Device, which has not been approved for sale in the United States. Consequently, the Company has little experience in manufacturing, marketing and selling its products. The Company currently has no source of operating revenue and has incurred net operating losses since its inception. At September 30, 1998, the Company had an accumulated deficit of approximately $23,978,520 before discounts and dividends on convertible preferred stock issuances since inception. Such losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with the Company's operations. The Company expects operating losses to increase for at least the next several years due principally to the anticipated expenses associated with the pre-market approval process for the CTLM(TM) Device, the proposed commercialization of the CTLM(TM) Device, development of, and clinical trials for, other medical imaging devices and other research and development activities.

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

On October 7, 1998 a lawsuit was filed against the Company in the United States District Court, Southern District of New York, by the Series B Holders (Case No. 98 Civ. 086). The Company was served on October 19, 1998. The lawsuit alleges that the Company breached its contract of sale to the Series B Holders by, among other this failing to convert the Series B Preferred Stock and failure to register the common stock underlying the Preferred. The Series

B Holders have demanded damages in excess of $75,000, to be determined at trial, together with interest costs and legal fees. The Company intends to defend this suit and has obtained litigation counsel, who is in the processes of reviewing the case and filing an answer. If the lawsuit is tried and a judgment is entered against the Company, the Company estimates that the damages could be in excess of $4.5 million, which is the minimum amount invested by the Series B Holders. In the event that the lawsuit can not be settled and the Company is adjudged libel, the Company does not have the funds available to redeem any or all of the Series B preferred shares. Any judgment to this effect would force the Company to cease operations.

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


Pursuant to the Registration Right Agreement for the Series H Preferred Shares, the Company is required to pay the Series H Holders, as liquidated damages for failure to have the Registration Statement declared effective, and not as a penalty, two (2%) percent of the principal amount of the Securities for the first thirty (30) days, and three (3%) percent of the principal amount of the Securities for each thirty (30) day period thereafter until the Company procures registration of the Securities The Company is not aware of any other material legal proceedings, pending or contemplated, to which the Company is, or would be, a party or of which any of its property is, or would be, the subject. . Pursuant to the Registration Rights Agreement, liquidated damages of $169,000 have accrued as of March 31, 1999. The Company is presently unable to comply with the liquidated damage provision payment and no assurances can be given that it will be able to do so in the future. On March 25, 1999 the Company issued 424,242 shares of restricted common stock with registration rights to the Series H shareholders in lieu of cash for liquidated damages through March 2, 1999. The value of these shares was $140,000. leaving a balance of $29,000 due for liquidated damages through March 31, 1999. The Company has the option of paying the accrued dividends and liquidated damages in common stock.

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


On August 5, 1998, the Company filed an Information Statement with the Securities and Exchange Commission (the "Commission") with regard to the Written Action. On September 4, 1998, the Company received a comment letter from the Commission and on October 29, 1998 filed a revised Information Statement addressing the Commission's comments. The Majority Shareholders consent with respect to the Amendment will take effect 20 days from the date it is first mailed to shareholders.


ITEM 5.    OTHER INFORMATION.

Clinical Site
The Company has selected Nassau County Medical Center (NCMC) of East Meadow, Long Island, New York, to be its first independent clinical site. The Company had submitted the IDE protocol to the hospital's Institutional Review Board
(IRB) and on November 11, 1998 received approval of the IDE protocol from NCMC's IRB.. NCMC's IRB must review and approved the IDE Protocol. The documents will be sent to the FDA for their approval. Once approved by the FDA, the Company is granted permission, assuming the 20 patient in-vivo studies have been completed, to proceed with the clinical trials described in the IDE protocol.


On January 14, 1999, the Company received notice that the IDE application to extend the in-vivo investigational device study to Nassau County Medical Center was conditionally approved. This IDE application is limited to one institution (Nassau County Medical Center) and 275 subjects. The Company had originally intended to have the CTLM(TM) positioned at Nassau County Medical Center not later than mid February, however due to renovations at Nassau County Medical Center, the delivery of the CTLM(TM) was postponed until such time as the renovations were complete. On March 3, 1999 the CTLM(TM) System was shipped to Nassau County Medical Center and is currently being installed. The testing is designed to develop diagnostic criteria for CTLM(TM) images. In order to acquire data that will be part of the final pre-market application (PMA), the Company intends to expand the clinical investigational trials to hospitals in Miami, Chicago, Los Angeles, Boston and New York.

PRIVATE PLACEMENT OF COMMON STOCK

In October 1998, the Company sold one unit, consisting of a $250,000 promissory note and 210,000 shares of common stock, to GCA Strategic Investment Fund Ltd., an unaffiliated third party, pursuant to Regulation D for an aggregate purchase price of $210,000 At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $.43 per share. The Note bears interest at the rate of 12% per and is due and payable on November 19, 1998. The Note is personally guaranteed by Linda B. Grable, the Company's President. In connection with the sale, the Company paid the sum of $22,500 to LKB Financial LLC, an unaffiliated third party, as a placement fee. Net proceeds of $227,000 were used as follows: (i) salaries ($21,849-executive officers and $62,447-employees) (ii) machinery and equipment $5,959; (iii) operating expenses ($55,240-inventory parts and sub-assemblies, employee health insurance, workers comp. and property insurance) and (iv) working capital ($82,000). These Shares are being registered pursuant to a Form S-2 Registration Statement.

In November the Company issued 286,000 shares of common stock as partial consideration for a $115,000 aggregate loan to the Company by by Deborah O'Brien,an employee. At the time the loan was concluded, the average bid and ask price of the Company's common stock was approximately $.625 per share. The Company is also obligated to repay the lender the sum of $50,000.00. There is no note evidencing this debt. See " Selling Security Holders". At the time the shares were issued the average bid and ask price of the Company's common stock was approximately $.775 per share. Net proceeds of $115,000 were used as follows: (i) salaries ($21,849-executive officers and $62,447-employees) (ii) operating expenses ($16,345-inventory parts and assemblies, employee health insurance, workers comp. and property insurance) and (iv) working capital ($14,359). These Shares are being registered pursuant to a Form S-2 Registration Statement.

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

The Company can fully function without the use of the Internet and e-mail. Clinical data will be sent via overnight delivery from the clinical sites to the Company. Fear and confusion will diminish in a few weeks as companies and individuals learn that most companies are compliant and operating without any major problems. Delays in shipping will be a minor inconvenience as the Company will have stockpiled critical parts and components in anticipation of Y2K. The Company has a Disaster Recovery Plan in place to deal with software and hardware failures. This plan provides that all computer workstations are backed up on tape every night and a spare server is ready to be installed upon failure of any server in service.

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


  Dated: April 21, 1999         IMAGING DIAGNOSTIC SYSTEMS, INC.

                                By: /s/Allan L. Schwartz
                                    -------------------------------------------
                                    Allan L. Schwartz, Executive Vice-President
                                    Chief Financial Officer