Form 10QSB/A
period 1999-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1999-05-20
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 1999
                                                            --------------

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

      The number of shares outstanding of each of the issuer's classes of equity as of March 31, 1999: 43,908,209 shares of Common Stock, no par value; and, 390 shares of Series B, 38 shares of Series G, 103 shares of Series H Preferred Convertible Stock, no par value and 138 shares of Series I Preferred Convertible Stock, no par value.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)



Part I - Financial Information                                                       Page
------------------------------                                                       ----

Condensed Balance Sheet -
      March 31, 1999 and June 30, 1998...........................................       3

Condensed Statement of Operations Three months and nine months ended March 31, 1999 and 1998, and December 10,

      1993(date of inception)   to March 31, 1999...............................        4

Condensed Statement of Cash Flows Nine months ended March 31, 1999 and 1998, and
      December 10, 1993(date of inception) to March 31,
      1999......................................................................        5

Notes to Condensed Financial Statements.........................................        6

Management's Discussion and Analysis of
Financial Condition and Results.................................................        7
Part II - Other Information

Item 1.    Legal Proceedings....................................................        24

Item 2.    Changes in Securities................................................        24

Item 3.    Defaults Upon Senior Securities......................................        25

Item 4.    Submission of Matters to a Vote of
                Security Holders ...............................................        25

Item 5.    Other Information....................................................        26

Item 6.    Exhibits and Reports on Form 8-K.....................................        38

Signature ......................................................................        39

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)

                             Condensed Balance Sheet

                                     Assets

                                                           March 31, 1999   June 30, 1998
                                                           --------------   -------------
                                                             (Unaudited)      *Audited
Current Assets
      Cash                                                   $    127,555    $    310,116
      Inventory                                                 3,685,939       3,214,045
      Prepaid expenses                                             23,485          33,539
      Other current assets                                         19,000              --
                                                             ------------    ------------

           Total Current Assets                                 3,855,979       3,557,700
                                                             ------------    ------------

Property and Equipment, net                                     2,863,791       2,920,980
Other Assets                                                      587,080         688,463
                                                             ------------    ------------

Total Assets                                                 $  7,306,850    $  7,167,143
                                                             ============    ============


                      Liabilities and Stockholders' Equity


Current Liabilities
      Accounts Payable
           and Accrued Expenses                              $  1,444,259    $    880,478
      Accrued Dividends Payable                                   540,241         483,288
      Shareholder Loans                                         2,112,103         285,407
      Current maturity of capital
           lease obligation                                        10,351           9,715
      Other Current Liabilities                                 1,900,233       2,155,978
                                                             ------------    ------------

Total Current Liabilities                                       6,007,187       3,814,866
                                                             ------------    ------------

Long-term capital lease obligation                                 18,289          26,134
                                                             ------------    ------------

Stockholders' Equity
      Convertible Preferred
           (Series B) 7% cum. Div                               4,500,000       4,500,000
      Convertible Preferred (Series D)                                 --         290,000
      Convertible Preferred (Series E)                                 --         240,000
      Convertible Preferred (Series G)                            380,000              --
      Convertible Preferred (Series H)                          1,030,000       1,080,000
      Common Stock                                             25,637,904      23,983,073
      Additional Paid-In-Capital                                2,030,085       1,884,846
      Deficit Accumulated during
           development stage                                  (31,904,458)    (27,336,655)
                                                             ------------    ------------

                                                                1,673,531       4,641,264

Less subscription receivable                                      (14,548)        (14,309)
Less deferred compensation                                       (377,609)     (1,300,812)
                                                             ------------    ------------

Total Stockholders' Equity                                      1,281,374       3,326,143
                                                             ------------    ------------

Total Liabilities and
           Stockholders' Equity                              $  7,306,850    $  7,167,143
                                                             ============    ============

                  * Condensed from audited financial statements
                   The accompanying notes are an integral part
                     of these condensed financial statements


                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)
                                   (Unaudited)

                        Condensed Statement of Operations


                                                         9 Months Ended                  3 Months Ended          Since Inception
                                                            March 31,                        March 31,           (12/10/93) to
                                                      1999             1998              1999           1998      March 31, 1999
                                               --------------------------------      --------------------------  ---------------
                                                                   (Restated)                        (Restated)
Compensation and related benefits:
       Administrative/Engineering              $  1,005,848          $1,220,987       $363,426      $   410,792    $  7,481,086
       Research and development                     643,085             288,177        232,355          124,822       2,388,174
      Research/Development expenses                  76,779             367,581           2,808          57,181       2,995,673
      Advertising/Promotion                          33,761             319,280           2,183          24,811         907,602
      Selling/General/Administrative                501,338             653,109         150,476         159,413       1,803,476
      Clinical expenses                              14,901               7,096           1,108           2,444         375,576
      Consulting expenses                            79,687             808,091           4,000         323,294       3,016,271
      Insurance costs                               121,376             129,790          38,588          37,678         450,167
      Professional fees                             234,697             423,499         (71,501)         83,524       1,586,531
      Stockholder expenses                            7,889              74,348           7,889             861         104,399
      Trade show expenses                           100,208             134,802          17,358          35,799         605,666
      Travel and subsistence costs                   74,059              74,146          12,869          18,740         531,218
      Rent expense                                   27,066              16,320           7,058          (5,303)        273,783
      Interest expense                              160,555               2,126          13,533           2,126         243,896
      Depreciation and amortization                 170,619             208,120          56,873          69,373         846,481
      Amortization of
       deferred compensation                      1,132,829           1,093,734         377,610         364,578       3,686,641
      Interest Income                                  (964)            (19,245)           (268)         (5,494)       (198,381)
                                               ------------        ------------    ------------    ------------    ------------

                                                  4,383,733           5,801,961       1,216,365       1,704,639      27,098,259
                                               ------------        ------------    ------------    ------------    ------------

           Net Loss                            ($ 4,383,733)        ($5,801,961)    ($1,216,365)    ($1,704,639)   ($27,098,259)
Dividends on cumulative Pfd. Stock:
      From discount at issuance                    (127,117)         (1,389,387)       (127,117)       (501,216)     (4,201,726)
      Earned                                        (56,953)           (236,433)             --         (77,639)       (604,473)
                                               ------------        ------------    ------------    ------------    ------------

Net loss applicable to common
 shareholders                                   ($4,567,803)        ($7,427,781)    ($1,343,482)    ($2,283,494)   ($31,904,458)
                                               ============        ============    ============    ============    ============

Net loss per common share:
Basic:
Net loss per common share                      ($       .12)       ($       .28)   ($       .03)   ($       .08)   ($      1.32)
                                               ============        ============    ============    ============    ============
Weighted avg.no. of common shares                38,604,361          26,447,340      39,595,946      28,764,621      24,168,028
                                               ============        ============    ============    ============    ============

Diluted:
Net loss per common share                      ($       .12)       ($       .28)   ($       .03)   ($       .08)   ($      1.32)
                                               ============        ============    ============    ============    ============
Weighted avg.no. of common shares                38,604,361          26,447,340      39,595,946      28,764,621      24,168,028
                                               ============        ============    ============    ============    ============

                   The accompanying notes are an integral part
                     of these condensed financial statements


                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)

                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                       Nine Months              Since inception
                                                     Ended March 31,             (12/10/93) to
                                                   1999            1998          March 31, 1999
                                                --------------------------      ---------------
                                                                (Restated)
Cash  provided by (used for) Operations:
       Net loss                                    $ (4,383,733)   $ (5,801,961)   $(27,098,259)
       Changes in assets and liabilities              2,053,791       2,792,652      13,521,285
                                                   ------------    ------------    ------------
       Net cash provided by operations               (2,329,942)     (3,009,309)    (13,576,974)
                                                   ------------    ------------    ------------

Investments
      Capital expenditures                             (113,430)     (1,278,388)     (6,573,455)
                                                   ------------    ------------    ------------
      Cash used for investments                        (113,430)     (1,278,388)     (6,573,455)
                                                   ------------    ------------    ------------


Cash flows from financing activities:
      Repayment of capital lease obligation              (7,209)         (6,625)        (21,649)
      Other financing activities                      1,840,056         360,407       2,125,463
      Proceeds from issuance of preferred stock         345,000       3,850,000      13,004,500
      Net proceeds from issuance of common stock         82,964         127,582       5,169,670
                                                   ------------    ------------    ------------

      Net cash provided by financing activities       2,260,811       4,331,364      20,277,984
                                                   ------------    ------------    ------------

Net increase in cash                                   (182,561)         43,667         127,555

Cash, beginning of period                               310,116         383,223              --
                                                   ------------    ------------    ------------

Cash, end of period                                $    127,555    $    426,890    $    127,555
                                                   ------------    ------------    ------------

                   The accompanying notes are an integral part
                     of these condensed financial statements

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -    BASIS OF PRESENTATION

The financial information included herein has been condensed from financial statements prepared March 31, 1999. The results of operations for the nine-month period ended March 31, 1999 is not necessarily indicative of the results to be expected for the full year.

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


The Company has incurred net losses applicable to common shareholders since inception through March 31, 1999 of approximately $31,904,458 after discounts and dividends on preferred stock. The Company anticipates that losses from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(TM), the costs associated with the clinical trials and other research and development activities. There can be no assurances that the CTLM(TM) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(TM) to allow the Company to operate profitably.


RESULTS OF OPERATIONS

General and administrative expenses during the three months and nine months ended March 31, 1999, were $150,476 and $501,338, respectively, representing a decrease of $8,937 and $151,771 for the corresponding periods for 1998. The decreases during the respective periods ending March 31, 1999 were primarily due to a decrease in administrative costs associated with the development of the CTLM(TM) breast-imaging device.

Compensation and related benefits during the three months and nine months ended March 31, 1999, were $595,781 and $1,648,933 respectively, representing an increase of $60,167 and $139,769 for the corresponding periods for 1998. These increases were primarily due to the recording of one-time expenses in March 1997 for compensation related to deferred Stock Appreciation Rights (SAR's) for stock options and the recording of the one-time expenses related to the issuance of bonus stock to the officers.

Research and development expenses during the three months and nine months ended March 31, 1999, were $2,808 and $76,779, respectively, representing a decrease of $54,373 and $290,802 for the corresponding periods for 1998. These decreases are due primarily to finalizing certain components of the CTLM(TM) device.

Advertising and promotion expenses during the three months and nine months ended March 31, 1999, were $2,183 and $33,761 representing a decrease of $22,628 and $285,519 for the corresponding periods for 1998. The decreases are due primarily to the reduction of advertising in domestic and foreign medical imaging and medical device publications, and the elimination of public relations and investor public relations expenses.

Consulting expenses during the three months and nine months ended March 31, 1999, were $4,000 and $79,687 representing a decrease of $319,294 and $728,404 for the corresponding periods for 1998. The decrease is due primarily to the reduced use of outside consultants needed for special non-recurring projects required prior to placing CTLM(TM) units into clinical trials.

Clinical expenses during the three months and nine months ended March 31, 1999, were $1,108 and $14,901 representing a decrease of $1,336 and $7,805 for the corresponding periods for 1998. The decreases are due primarily to no clinical trials were conducted in the third quarter. The 20 patient study was completed in the second quarter.

Insurance costs during the three months and nine months ended March 31, 1999, were $38,588 and $121,376 representing an increase of $910 and a decrease of $8,414 for the corresponding periods for 1998. The increase is due primarily to additional premiums for Workers' Comp., Health Insurance, and Property and Casualty Insurance.

Professional expenses during the three months and nine months ended March 31, 1999, were $(71,501) and $234,697 representing a decrease of $155,025 and $188,802 for the corresponding periods for 1998. The decrease is due primarily to a decrease in legal fees on legal matters described in Item 1. Legal Proceedings.

Stockholder expenses during the three months and nine months ended March 31, 1999, were $7,889 and $7,889 representing an increase of $7,028 and a decrease of $66,459 for the corresponding periods for 1998. The increase for the three months ended March 31, 1999 is due to the cost of printing and mailing an Information Statement to shareholders. The decrease for the nine months ended March 31, 1999 is due to the postponement of preparing, printing and mailing the Company's 1998 Annual Report and Proxy Statement.

Tradeshow expenses during the three months and nine months ended March 31, 1999 were $17,358 and $100,208 representing a decrease of $18,441 and a decrease of $34,594 for the corresponding periods for 1998. The nine-month decrease is due to no changes or modifications were required to the Company's exhibit for the 1997 Radiological Society of North America's Scientific Assembly and Annual Meeting in Chicago, IL.

Travel and subsistence costs during the three months and nine months ended March 31, 1999 were $12,869 and $74,059 representing a decrease of $5,871 and $87 for the corresponding periods for 1998. The decrease was primarily due to reduced travel and housing expenses for consultants.

Rent expense during the three months and nine months ended March 31, 1999, were $7,058 and $27,066 representing an increase of $12,361 and $10,746 for the corresponding periods for 1998. This increase was primarily due to the cost of renting a high-speed oscilloscope.

Interest expense during the three months and nine months ended March 31, 1999 was $13,533 and $160,555 representing an increase of $11,407 and $158,429 for the corresponding periods for 1998. The increase is due primarily to recording the interest portion of the Company's telephone lease with Inter-Tel.

Dividend expense on cumulative preferred stock, from discount at issuance and earned during the three months and nine months ended March 31, 1999 was $127,117 and $184,070 representing a decrease of $451,738 and $1,441,750 for the corresponding periods for 1998. The decrease for both periods is a result of the sale of the Series B Preferred to Charlton Avenue LLC. whereby, Charlton, as the new holder agreed to forgive all of the accrued interest due and payable (approximately $725,795). See Item 5, Other Information, Private Placements, Series B and Series I Preferred. The net loss per common share allocated to the dividends during the three months and nine months ended March 31, 1999 was $.003 and $.005 respectively. The Company has the option to pay the dividends in common stock.

BALANCE SHEET DATA

The Company's combined cash and cash equivalents totaled $127,555 as of March 31, 1999. This is a decrease of $182,561 from $310,116 for the year ended June 30, 1998. On March 17, 1999 Imaging Diagnostic Systems, Inc. finalized a private placement transaction resulting in $350,000 in equity financing respectively. On March 10, and 31, 1999 the Company received an advance, in the aggregate, of $195,000 from the Convertible Debenture which was finalized on April 6, 1999. See Item 5, Other Information, Private Placements and Convertible Debenture.

The Company does not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for research and development, the costs associated with the clinical trials and the expected costs of commercializing its initial product, the CTLM(TM) device.

Property and Equipment was valued at $2,863,791 as of March 31, 1998. The overall gross decrease of $57,189 is due primarily to depreciation recorded for the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operating and research and development activities through several Regulation S and Regulation D private placement transactions. Net cash used for operating and research and development expenses during the third quarter ending March 31, 1999 was $943,361 primarily due to the Company's continued research and development of the CTLM(TM) device and preparations for FDA Clinical Trials including the manufacture of five (5) CTLM(TM) Breast Imaging Systems, compared to net cash used by operating activities of research and development of the CTLM(TM) device and related software development of $736,395 in the same quarter ending March 31, 1998. At March 31, 1999, the Company had a working capital of ($2,151,208) compared to a working capital of $(1,223,761) at March 31, 1998. On May 28, 1998 the Company announced that it had entered into an irrevocable agreement with a consortium of prominent banking institutions which will invest up to $15 million in the Company over the next three years. The Company estimates that $2.3 million will be required to complete FDA clinical trials through PMA submission and to ramp-up for the manufacture of the CTLM(TM) device. Statements made in the May 28th announcement are no longer accurate because the Company was unable to draw on the equity credit line. Delays in finalizing the agreement, trading activity causing the stock price to fall below the minimum requirement, and registration requirements contributed to the inability to utilize the equity line of credit. Although the equity line of credit is in place, the Company and the investors will have to amend the agreement to provide for a draw down and issuance of the common stock pursuant to Regulation D and then registration of the shares or the Company will have to file a shelf registration, if the such registration is available to the Company at the time that it intends to use the equity line of credit.

During the third quarter ending March 31, 1999, the Company was able to raise a total of $350,000 less expenses through Regulation D private placements. On April 6, 1999 the Company finalized a Convertible Debenture in the amount of $1,100,000. See Section 5, Private Placements, Convertible Debentures. The Company may continue to receive working capital from the exercise of stock options, private placements and long term debt and operations. If the Company's working capital is insufficient to fund its operations, it would have to explore additional sources of financing. No assurances can be given that future financing would be available or if available, that it could be obtained at terms satisfactory to the Company. The Company has already granted a mortgage on its corporate property as security for the convertible debenture and therefore, in all likelihood, would be unable to use such property to collateralize any additional financing. The Company's ability to effectuate its plan of and continue operations is dependent on its ability to raise capital, structure a profitable business, and generate revenues.


Capital expenditures for the third quarter ending March 31, 1999 were approximately $53,682 as compared to approximately $690,677 for the third quarter ending March 31, 1998. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, tradeshow equipment, computer software, laboratory equipment and other fixed assets. The Company anticipates that the balance of its capital needs for the fiscal year ending June 30, 1999 will be approximately $60,000.

In October 1998, the Company sold one unit, consisting of a $100,000 promissory note and 80,000 shares of common stock, to Avalon Capital, Inc., an unaffiliated third party, pursuant to Regulation D for an aggregate purchase price of $100,000. The Note bears interest at the rate of 12% per annum. The note, which was originally due November 2, 1998, was extended twice, became due on January 15, 1999, and remains unpaid to date. The Company has not received a notice of default in connection with the Note. The Note is personally guaranteed by Linda

B. Grable, the Company's President. Pursuant to the terms of the Note the principal and interest is payable in cash, however the Company may try to negotiate repayment in common stock. The Company intends to repay the note either from the Debenture or other equity and/or debt financing or by the issuance of additional securities.

In September 1998, the Company sold one unit, consisting of a $250,000 promissory note and 200,000 shares of common stock, to Settondown Capital International, Ltd., an unaffiliated third party, pursuant to Regulation D, for an aggregate purchase price of $250,000. The Note bears interest at the rate of 12% per annum. The Note is personally guaranteed by Linda B. Grable, the Company's President. The repayment of the Note, which was originally due on October 2, 1998 was extended twice, became due on January 15, 1999, and remains unpaid to date. The Company has not received a notice of default in connection with this Note. Pursuant to the terms of the Note the principal and interest is payable in cash, however the Company may try to negotiate repayment in common stock. The Company intends to repay the note either from the Debenture or other equity and/or debt financing or by the issuance of additional securities.

During the nine months ending March 31, 1999 there were no changes in the Company's existing debt agreements, and the Company had no outstanding bank loans as of March 31, 1998. The Company's fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. The Company will require substantial additional funds for its research and development programs, pre-clinical and clinical testing, operating expenses, regulatory processes, and manufacturing and marketing programs. The Company's future capital requirements will depend on many factors, including the following: the progress of its research and development projects; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approvals; obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish; and the development of commercialization activities and arrangements. The Company does not expect to generate a positive internal cash flow for at least several years due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(TM) device. The Company does not have sufficient cash to fund the Company's operations until the end of the fiscal year ending June 30, 1998 requiring it to draw upon the second and third tranche of the Convertible Debenture and, if necessary, to secure additional funding through the private placement sale of debt or equity securities.

ISSUANCE OF STOCK FOR SERVICES/DILUTIVE IMPACT TO SHAREHOLDERS
The Company has and may continue to issue stock for services performed and to be performed by consultants. Since the Company has generated no revenues to date, its ability to obtain and retain consultants may be dependant on it ability to issue stock for services. Since July 1, 1996, the Company has issued an aggregate of 1,806,500 shares of common stock pursuant to Registration Statements on Form S-8. The aggregate fair market value of the shares was $2,327,151. The issuance of large amounts of common stock for services rendered or to be rendered and the subsequent sale of such shares may depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change of control of the Company.

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

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS


LIMITED OPERATING HISTORY; CONTINUING OPERATING LOSSES
The Company has a limited history of operations. Since its inception in December 1993, the Company has engaged principally in the development of the CTLM(TM). which has not been approved for sale in the United States. Consequently, the Company has little experience in manufacturing, marketing and selling its products. The Company currently has no source of operating revenue and has incurred net operating losses since its inception. At March 31, 1999, the Company had an accumulated deficit of approximately $31,904,458, after discounts and dividends on preferred stock. Such losses have resulted principally from costs associated with the incurred in research and development and clinical trials and from general and administrative costs associated with the Company's operations. The Company expects operating losses will increase for at least the next several years due principally to the anticipated expenses associated with the pre-market approval process for the CTLM(TM) Device, the anticipated commercialization of the CTLM(TM), development of, and clinical trials for, the CTLM(TM)and other research and development activities. See Item 2-"Management Discussion and Analysis of Financial Condition and Results of Operations.

UNCERTAINTY OF FUTURE PROFITABILITY; GOING CONCERN.
The Company's ability to achieve profitability will depend in part on its ability to obtain regulatory approvals for its CTLM(TM), develop the capacity to manufacture and market the CTLM(TM), either by itself or in collaboration with others and market acceptance of the CTLM(TM). There can be no assurance if and when the Company will receive regulatory approvals for the development and commercial manufacturing and marketing of the CTLM(TM) or achieve profitability. In addition, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. Accordingly, the extent of future losses and the time required to achieve profitability are highly uncertain. See Item 2-"Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 1-"Financial Statements".

The Company's has received an opinion from its auditors stating that the fact that the Company has suffered substantial losses and has yet to generate an internal cash flow raises substantial doubt about the Company's ability to continue as a going concern. See Item 2-"Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 1-"Financial Statements".

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

The Company needs additional capital to fund its operations, and is seeking to obtain additional capital through debt or equity financing, or collaborative licensing or other arrangements with strategic partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms. The Company has already granted a mortgage on its corporate property as security for the convertible debenture and therefore, in all likelihood, would be unable to use such property to collateralize any additional financing that additional financing. Insufficient funds may prevent the Company from implementing its business strategy and will require the Company to further delay, scale back or eliminate certain of its research, product development-and marketing programs and may require the Company to license to third parties rights to commercialize products or technologies that the Company would otherwise seek to develop itself, or to scale back or eliminate its other operations. See Item 2-"Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 5-Other Information "Sale of Unregistered Securities-Private Placement of Preferred Stock", "Sale of Unregistered Securities-Debentures" and Item 1-"Financial Statements".

UNCERTAINTY OF FDA MARKETING CLEARANCE FOR THE CTLM(TM).
In November 1997, the Company's clinical site at Strax Breast Diagnostic Institute in Lauderhill, Florida was closed. In December 1997, the FDA granted approval to include specific studies on augmented breasts as part of the Company's extensive in-house study of the CTLM(TM). The Company was granted, in June 1998, its second investigational device exemption ("IDE") to conduct clinical trials. An IDE allows a company to conduct human clinical trials without filing an application for marketing clearance. The Company was authorized to scan 20 patients at the Company's in-house facilities in Plantation, Florida and upon FDA approval, at three additional clinical sites. On September 1 and September 10, 1998, the Company formally submitted the first and second series of the 20 patient in-vivo (human) images and corresponding interpretation data to the FDA. On January 14, 1999, the Company received notice that the IDE application to extend the in-vivo investigational device study to Nassau County Medical Center was conditionally approved. This IDE application is limited to one institution (Nassau County Medical Center) and 275 subjects. The Company had originally intended to have the CTLM(TM) positioned at Nassau County Medical Center not later than mid February, however due to renovations at Nassau County Medical Center, the delivery of the CTLM(TM) was postponed until such time as the renovations were complete. On March 3, 1999 the CTLM(TM) System was shipped to Nassau County Medical Center and was installed, calibrated, and ready to scan on April 19, 1999. Due to unforeseen problems at the Nassau County facility which are discussed in detail in Part II, Item 5 "Other Matters- Nassau County Investigational Clinical Trials", no patients have been scanned to date. The testing is designed to develop diagnostic criteria for CTLM(TM) images. The Company has entered into discussions with hospitals in Chicago, Boston and New York for potential clinical test sites. Although no firm commitments have been obtained from these hospitals, the Company believes that it will be able to expand the clinical testing to these areas upon FDA approval. At the conclusion of the clinical trials the Company will submit the PMA, if and when accepted for filing by the FDA, it will be designated for review under the FDA's Expedited Review policy. There can be no assurance, however, that such Expedited Review status will be maintained or result in a more expeditious approval, or approval at all.

Conducting clinical trials will require the expenditure of substantial additional funds, which the Company does not currently have available. Furthermore, there can be no assurance (i) that results obtained in any additional trials will be consistent with the results obtained in trials conducted by the Company to date, (ii) that results obtained in any clinical trial or series of clinical trials will be consistent among all study sites,
(iii) that results obtained in clinical trials conducted with U.S. study populations will be consistent with results obtained in studies conducted in Europe or other locations outside of the U.S., or (iv) that any such results, or the filing of the PMA will be accepted by the FDA. There can be no assurance that the FDA or other regulatory approvals for the CTLM(TM) Device will be granted on a timely basis, or at all. Failure to obtain FDA clearance to market the CTLM(TM) Device would have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations.

PENNY STOCK REGULATIONS AND RESTRICTIONS
The Securities Exchange Commission (the "Commission") has adopted regulations, which generally define Penny Stocks to be an Equity Security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. At present, the market price of the Company's Common Stock is substantially less than $5.00 per share and therefore may be designated as a "penny stock." pursuant to the rules under the Securities Exchange Act of 1934, as amended. Such a designation requires any broker or dealer selling such securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser, and determine that the purchaser is reasonably suitable to purchase such securities. These rules may restrict the ability of Broker / Dealers to sell the Company's Common Stock and may affect the ability of Investors to sell their Shares. The issuance of large amounts of common stock upon conversion and the subsequent sale of such shares may further depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change of control of the Company. Moreover, since the Company's common stock is traded on the NASDAQ over-the-counter bulletin board market, investors may find it difficult to dispose of or obtain accurate quotations as to the value of the Company's common stock.

POSSIBLE VOLATILITY OF STOCK PRICE.
The price of the Company's Common Stock has fluctuated substantially since it began trading on the OTC Bulletin Board in September 1994. The market price of the shares of the Common Stock, like that of the common stock of many other medical device companies, is likely to continue to be highly volatile. Factors such as the timing and results of clinical trials by the Company or its competitors, governmental regulation, healthcare legislation, equity or debt funding, developments in patent or other proprietary rights of the Company or its competitors, including litigation, fluctuations in the Company's operating results, and market conditions for medical device company stocks and life science stocks in general, could have a significant impact on the future price of the Common Stock. The Company's stock is currently traded on the OTC Bulletin Board. The Company is seeking to be in compliance with NASDAQ SmallCap Market Listing Requirements, however, at present. does not meet NASDAQ listing requirements. The trading of the Company's Common Stock on the NASDAQ SmallCap Market is conditioned upon the Company's meeting certain quantitative criteria related to the market price of the Company's Common Stock, net tangible assets, market capitalization and certain other quantitative and non-quantitative requirements established by such stock market. To maintain eligibility for trading on the NASDAQ Small-Cap Market, among other requirements, the Company is required to have net tangible assets in excess of $4,000,000 and have a minimum bid price of $3 per share for initial inclusion and then maintain a bid price of $ 1 per share.

AUTHORIZATION AND DISCRETIONARY ISSUANCE OF PREFERRED STOCK / POSSIBLE BARRIERS TO TAKEOVER OR ACQUISITION The Company's Articles of Incorporation authorize the issuance of "blank check" preferred stock with such designations, rights, and preferences as may be determined from time to time by the board of directors. Accordingly, the board of directors is empowered, without stockholder approval, to designate and issue additional series of preferred stock with dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, which could adversely affect the voting power or other rights of the holders of the Company's Common Stock, substantially dilute the common shareholder's interest and depress the price of the Company's common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Moreover, the substantial number of issued and outstanding convertible preferred shares and the convertible debentures, and their terms of conversion may discourage or prevent an acquisition of the Company. The Company has, in the past, issued Convertible Preferred Stock and Convertible Debentures without a limit on the number of shares that can be issued upon conversion and may continue to do so in the future. See Part II Item 5- Other Matters "Sale of Unregistered Securities".

The Company's outstanding Preferred Shares and Debentures are convertible based upon discounts of 75% from the market price except for the Series B shares which are discounted 82%. Since the conversion price of the Preferred and the Debentures are based on a percentage of the market price, without a limit on the number of shares that can be issued upon conversion, in the event that the price of the Company's common stock decreases, the percentage of shares outstanding that will be held by the Preferred and Debenture Holders upon conversion will increase accordingly. Part II. Item 5 Other Information-"Sale of Unregistered Securities-Private Placement of Preferred Stock", and "Sale of Unregistered Securities-Debentures".

Due to the fact that, when converting Convertible securities issued without limitations on conversion, including those issued by the Company, the lower the market price the greater the number of shares to be issued to the holders of such securities upon conversion, thus increasing the potential profits to the Holder when the price per share increases and the Holder sells the Common Shares. The preferred stock and Debenture's potential for increased share issuance and profit in addition to a stock overhang of an undeterminably amount may depress the price of the Company's common stock. See . Part II. Item 5 Other Information-"Sale of Unregistered Securities-Private Placement of Preferred Stock", and "Sale of Unregistered Securities-Debentures".

EXTENSIVE GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVALS.
Many aspects of the medical industry in the United States, including the Company's business, are subject to extensive federal and state government regulation. Although the Company believes that its operations comply with applicable regulations, there can be no assurance that subsequent adoption of laws or interpretations of existing laws will not regulate, restrict, or otherwise adversely affect the Company's business.

The manufacture and sale of medical devices, including the CTLM(TM) and any other products that may be developed by the Company, are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA and corresponding state agencies, and in other countries. In the United States, the CTLM(TM) is regulated as a medical device and is subject to the FDA's pre-market clearance or approval requirements. Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA. To obtain FDA approval of an application for pre-market approval, ("PMA") the pre-market approval application must demonstrate that the subject device has clinical utility, meaning that the device has a beneficial therapeutic effect, or that as a diagnostic tool, it provides information that measurably contributes to a diagnosis of a disease or condition.

The process of obtaining FDA and other required regulatory approvals may be lengthy, expensive, and uncertain and frequently requires from six months to several years from the date of the FDA submission, if pre-market approval is obtained at all. Following the filing of a submission of the PMA for the CTLM(TM) Device, the FDA may require more information or clarification of information already provided as part of the PMA. During the review period, an advisory panel will likely be convened by the FDA to review and evaluate the PMA and provide recommendations to the FDA as to whether the PMA should be approved. Although the FDA may grant Expedited Review status to the CTLM(TM) Device, there can be no assurance that such status will be maintained or result in timely approval of the CTLM(TM) Device, if approval is obtained at all. Failure to obtain FDA marketing clearance of the CTLM(TM) Device would have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. See "Uncertainty of FDA Approval for the CTLM(TM) Device."

The Company cannot file its PMA application for the CTLM(TM) until its clinical trials are completed. There can be no assurance, however, that the Company's clinical trials will be successfully completed, or if completed, will provide sufficient data to support a PMA application for the CTLM(TM). Nor can there be any assurance that the FDA will not require the Company to conduct additional clinical trials for the CTLM(TM).

Sales of medical devices outside the United States may be subject to international regulatory requirements that vary from country to country. The time required to gain approval for sale internationally may be longer or shorter than that required for FDA approval and the requirements may differ. In addition, in order to sell its products within the European Economic Area ("EEA"), companies are required to achieve compliance with the requirements of the Medical Devices Directive and affix a "CE" marking on their products to attest such compliance. In Europe, the Company will be required to obtain the certifications necessary to enable the CE mark to be affixed to the Company's products in order to conduct sales in member countries of the European Union.

The Company is in preliminary preparations regarding CE certification. Component parts that have been finalized are being tested in the Company's laboratory. Some of the components are being changed in order to improve performance, which has delayed the submission of the CTLM(TM) for the CE certification. The Company has chosen DGM of Denmark as its notifying body. A notifying body ("NB") is a regulatory body from the private sector, who is responsible for the review and approval of the documentation submitted by the Company in order to enable the CE mark to be affixed to products.

The Company has not obtained such certificates and there can be no assurance it will be able to do so in a timely manner, or at all. Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the CTLM(TM) may be marketed. In addition, to obtain such approvals, the FDA and certain foreign regulatory authorities may impose numerous other requirements with which other medical device manufacturers must comply. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. Product approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The third-party manufacturers upon which the Company will depend to manufacture its products (GMPs) are required to adhere to applicable FDA regulations regarding GMPs including the Quality System Regulations ("QSR") and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with QSR and other applicable regulatory requirements will be monitored by periodic inspections by the FDA and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements, including marketing and promoting products for unapproved use, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or approval for devices, withdrawal of approvals and criminal prosecution. Changes in existing regulations or adoption of new government regulations or polices could prevent or delay regulatory approval of the Company's products. Certain material changes to medical devices also are subject to FDA review and clearance or approval.

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

There can be no assurance that the Company will be able to obtain FDA approval of a PMA application for the CTLM(TM), foreign marketing clearances for the CTLM(TM) or regulatory approvals or clearances for other products that the Company may develop, on a timely basis, or at all, and delays in receipt of or failure to obtain such approvals or clearances, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON PATENT LICENSED BY FOUNDER;
The Company owns the rights, pursuant to an exclusive patent licensing agreement, for the use of the patent for the CTLM(TM) technology. The patent is owned by Richard Grable, the Company's Chief Executive Officer. In addition, the Company has 12 additional United States patents pending with regard to Optical Tomography, many of which are based on the original CTLM(TM) technology. In the event that the Company breaches the patent licensing agreement, the Company could lose the licensing rights to the CTLM(TM) technology. The loss of the patent license would have a material adverse effect on the Company and its continued operations.

UNCERTAIN ABILITY TO PROTECT PATENTS AND PROPRIETARY TECHNOLOGY AND INFORMATION The Company's ability to compete effectively in the medical products industry will depend on its success in protecting its proprietary technology, both in the United States and abroad. The patent positions of medical products companies generally involve complex legal and factual questions. The Company currently has 12 additional patents pending with regard to Optical Tomography. Neither the Company nor Mr. Grable hold foreign patents, however the Company has applied for patents in several foreign countries. The Company intends to file for additional patents on products, including the CTLM(TM), for which it feels the cost of obtaining a patent is economically reasonable in relation to the expected protection obtained. There can be no assurances that any patent that the Company applies for will be issued, or that any patents issued will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide any competitive advantage. The Company could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties, the expenditure of which the Company might not be able to afford.

Although the Company has entered into confidentiality and invention agreements with its employees and consultants, there can be no assurance that such agreements will be honored or that the Company will be able to protect its rights to its non patented trade secrets and know-how effectively. See Part II
Item 5-Other Information "Legal Proceedings". Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets and know-how. In addition, the Company may be required to obtain licenses to patents or other proprietary rights from third parties. There can be no assurance that any licenses required under any patents or proprietary rights would be made available on acceptable terms, if at all. If the Company does not obtain required licenses, it could encounter delays in product development or find that the development, manufacture, or sale of products requiring such licenses could be foreclosed. Additionally, the Company may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. There can be no assurance that the Company will have or be able to acquire exclusive rights to the inventions or technical information derived from such collaborations or that disputes will not arise with respect to rights in derivative or related research programs conducted by the Company or such collaborators.

EARLY STAGE PRODUCT DEVELOPMENT.
Due to the Company's need for additional capital, the Company's proposed products, other than the CTLM(TM) Device, including a scanner for the early detection of colon cancer, are at an early stage of development. The CTLM(TM) Device must receive marketing clearance from the FDA before it can be commercially marketed in the United States. There can be no assurance that any of the Company's proposed products will be found to be safe and effective, meet applicable regulatory standards or receive necessary regulatory clearance, or if safe and effective, can be developed into commercial products, manufactured on a large scale or be economical to market. Nor can there be any assurance that the Company's proposed products will achieve or sustain market acceptance. In the event necessary regulatory approvals are obtained for the CTLM(TM) Device, there can be no assurance that the Company will be successful in establishing commercial operations, including gaining market acceptance of the CTLM(TM) Device and implementing commercial-scale manufacturing and sales and marketing programs. There is, therefore, substantial risk that the Company's product development and commercialization efforts will not prove to be successful.

DEPENDENCE ON A SINGLE PRODUCT.
Although the Company is in the process of developing additional products based on its core technology, including an enhancement of the CTLM(TM) Device for use with fluorescence and PhotoDynamic Therapy (PDT), none of such applications is expected to result in a commercial product for at least several years, if at all. Consequently, pending its approval for commercial distribution in the United States, the CTLM(TM) Device would account for substantially all of the Company's revenues for the foreseeable future. Failure to gain regulatory approvals or market acceptance for the CTLM(TM) Device would have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations.

DEPENDENCE UPON SUPPLIERS
Although the Company believes that there are a number of possible suppliers for most of the components and subassemblies required for the CTLM(TM), certain components for it laser system are provided by two unaffiliated suppliers (the "Laser Suppliers"). Although these components are provided by a limited number of other suppliers, the Company believes its Laser Suppliers and their products are the most reliable. The Company has no agreement with its Laser Suppliers and purchases the laser components on an as needed basis. The disruption or termination of the Company's Laser Suppliers, at present, could have a short-term adverse effect on the Company's ability to manufacture the CTLM(TM). Once the Company begins to produce the CTLM(TM) in larger quantities, the disruption or termination of the Company's Laser Suppliers could disrupt production schedules or delay or curtail production, all of which could materially adversely affect the Company's business and results of operations.

DEPENDENCE ON MARKET ACCEPTANCE.
There can be no assurance that physicians or the medical community in general will accept and utilize the CTLM(TM) device or any other products developed by the Company. The extent that, and rate of which, the CTLM(TM) achieves market acceptance and penetration will depend on many variables including, but not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the CTLM(TM), the advantage of the CTLM(TM) over existing technology and cancer detection methods (including x-ray mammography, ultrasound or high frequency ultrasound, MRI, thermography, diaphonography, electrical impedance and transillumination devices), third-party reimbursements practices and the Company's manufacturing, quality control, marketing and sales efforts. There can be no assurance that the medical community and third-party payers will accept the Company's unique technology. Similar risks will confront any other products developed by the Company in the future. Failure of the Company's products to gain market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations.

LIMITED MARKETING AND SALES CAPABILITY.
The Company has limited internal marketing and sales resources and personnel. In order to market any products it may develop, the Company will have to develop a marketing and sales force with technical expertise and distribution capability. There can be no assurance that the Company will be able to establish sales and distribution capabilities or that the Company will be successful in gaining market acceptance for any products it may develop. There can be no assurance that the Company will be able to recruit and retain skilled sales, marketing, service or support personnel, that agreements with distributors will be available on terms commercially reasonable to the Company, or at all, or that the Company's marketing and sales efforts will be successful. Failure to successfully establish a marketing and sales organization, whether directly or through third parties, would have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. The Company has already entered into contract for the distribution of the CTLM(TM) in the United Kingdom, Ireland, France, South Korea, the Pacific Rim including China, Switzerland, Moscow, Germany, Austria, the Republic of Turkey, Ecuador, Lebanon, Syria, United Arab Emirates, Qatar, Bahrain, Holland, Belgium, Spain, Portugal, Poland and Luxembourg. The Company intends to pursue additional distribution arrangements in Europe and Asia with strategic marketing partners who have established marketing capabilities and will continue to develop its distribution network for overseas. There can be no assurance that the Company will be able to further develop this distribution network on acceptable terms, if at all or that any of the Company's proposed marketing schedules or plans can or will be met. To the extent that the Company arranges with third parties to market its products, the success of such products may depend on the efforts of such third parties. There can be no assurance that any of the Company's proposed marketing schedules or plans can or will be met.

LIMITATION ON THIRD-PARTY REIMBURSEMENT; HEALTH CARE REFORM.
In the United States, suppliers of health care products and services are greatly affected by Medicare, Medicaid, and other government insurance programs, as well as by private insurance reimbursement programs. Third-party payors (Medicare, Medicaid, private health insurance companies, and other organizations) may affect the pricing or relative attractiveness of the Company's products by regulating the level of reimbursement provided by such payors to the physicians and clinics and imaging centers utilizing the CTLM(TM) or any other products that the Company may develop or by refusing reimbursement. If examinations utilizing the Company's products were not reimbursed under these programs, the Company's ability to sell its products may be materially and adversely affected. There can be no assurance that third-party payors will provide reimbursement for use of the Company's products. Moreover, the level of reimbursement, if any, may impact the market acceptance and pricing of the Company's products, including the CTLM(TM) Device. Failure to obtain favorable rates of third party reimbursement could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations.

In certain countries, the Company's ability to achieve significant market penetration may depend upon the availability of third party and governmental reimbursement. Revenues and profitability of medical device companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means.

In international markets, reimbursement by private third-party medical insurance providers, including governmental insurers and independent providers varies from country to country. In addition, such third-party medical insurance providers may require additional information or clinical data prior to providing reimbursement for a product. In certain countries, the Company's ability to achieve significant market penetration may depend upon the availability of third-party governmental reimbursement. Revenues and profitability of medical device companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the cost of health care through various means.

UNCERTAINTIES REGARDING HEALTH CARE REFORM
If adopted and implemented, such reforms could have material adverse effect on the Company's business, financial, condition, cash flows, and results of operations. Several states and the U.S. government are investigating a variety of alternatives to reform the health care delivery system. These reform efforts include proposals to limit and further reduce and control health care spending on health care items and services, limit coverage for new technology and limit or control the price health care providers and drug and device manufacturers may charge for their services and products, respectively. If adopted and implemented, such reforms could have material adverse effect on the Company's business, financial condition, and results of operations.

SUBSTANTIAL CAPITAL NEEDS AND NEED FOR ADDITIONAL AUTHORIZED COMMON STOCK.
The Company will require substantial additional funds for its research and development programs, pre-clinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs. The Company's capital requirements will depend on numerous factors, including the progress of its research and development programs, results of pre-clinical and clinical testing, the time and cost invoked in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and changes in the Company's existing research, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish. Moreover, the Company's fixed commitments, including salaries and fee for current employees and consultants, and other contractual agreements and are likely to increase as additional agreements are entered into and additional personnel are retained.

The Company has a firm commitment for a $15 Million, three year Equity Line of Credit whereby the Company, as it deems necessary, may raise capital through the sale of its common stock to Austost Anstalt Schaan and Balmore Funds S.A., which represent a consortium of prominent European banking institutions. Austost Anstalt Schaan and Balmore Funds S.A. will be deemed the beneficial ownership of the shares. The Shares will be purchased by the consortium at a discount from the Market Price of the Company's Common Stock. Although the Equity Line of Credit is in place the Company and the investors will have to Amend the Agreement to provide for a draw down and issuance of common stock pursuant to Regulation D and then registration of the Shares or the Company will have to file a shelf registration at the time that it intends to utilize the Equity Line of Credit. Although no assurances can be made, the Company anticipates that it will need approximately $8,000,000 in addition to its $9,000,000 capital requirements over the next two year period to complete all necessary stages in order to enable it to market the CTLM(TM) in the United States and foreign countries. If the need should arise for capital in excess of the Equity Line of

Credit or if Company declines to use the Equity Line of Credit, the Company may seek such additional funding through public or private financing or collaborative, licensing and other arrangements with corporate partners. If the Company utilizes the Equity Line of Credit or additional funds are raised by issuing equity securities, especially Convertible Preferred Stock, dilution to existing Shareholders will result and future investors may be granted rights superior to those of existing Shareholders. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to delay, scale back, or eliminate certain of its research and product development programs or to license to third parties rights to commercialize products or technologies that the Company would otherwise seek to develop itself.

POSSIBLE ADVERSE IMPACT OF Y2K
The Company has begun testing its servers and workstations for Y2K compliance. All of its computers have Intel Pentium processors. During stand-alone tests, the computers with Intel Pentium processors were Y2K compliant. Software has been purchased to test and repair non-compliant systems. The testing and re-mediation by the Company's Computer System Support Engineer is expected to be completed on or before June 30, 1999.

The Company has not fully determined the extent to which the Company's systems may be impacted by third parties' systems, which may not be Year 2000 compliant. While the Company has begun efforts to seek reassurance from its suppliers, there can be no assurance that the systems of other companies, which the Company deals with, will be Year 2000 compliant. Third parties' non-compliance could have an adverse effect on the Company. At this time the Company is unable to estimate the cost of its Year 2000 compliance, if any. Failure of third party vendors to deliver parts and components timely could materially affect the Company's ability to manufacture and deliver CTLM(TM) Systems. Because of this potential risk, the Company has expanded its vendor and sub-contractor base to safeguard itself against this uncertainty. A checklist of Y2K compliant vendors and sub-contractors will be compiled with a projected completion date of June 30, 1999. See Part II. Item 5-Other Matters "Year 2000".

ISSUANCE OF STOCK FOR SERVICES/DILUTIVE IMPACT TO SHAREHOLDERS
The Company has and may continue to issue stock for services performed and to be performed by consultants. Since the Company has generated no revenues to date, its ability to obtain and retain consultants may be dependent on it ability to issue stock for services. Since July 1, 1996, the Company has issued an aggregate of 1,806,500 shares of common stock pursuant to Registration Statements on Form S-8. The aggregate fair market value of the shares was $2,327,151. The issuance of large amounts of common stock for services rendered or to be rendered and the subsequent sale of such shares may depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change of control of the Company.

ADDITIONAL SALES OF UNREGISTERED SECURITIES; POSSIBLE ABSENCE OF LIMITATIONS ON CONVERSION
The Company has had to rely on the private placement of Preferred and common stock and convertible Debentures to obtain working capital and will continue to do so in the future. In deciding to issue Preferred Shares and Debentures pursuant to the private placements, the Company took into account the number of common shares authorized and outstanding, the market price of the common stock at the time of each Preferred or Debenture sale and the number of common shares the Preferred shares would have been convertible into at the time of the sale. At the time of each private placement there were enough shares, based on the price of the Company's common stock at the time of the sale of the Preferred to satisfy the Preferred conversion requirements. Although the Company's Board of Directors tried to negotiate a floor on the conversion price of each series of Preferred Stock and the Debentures prior to sale, it was unable to do so. In order to obtain working capital the Company will continue to seek capital through debt or equity financing which may include the issuance of Convertible Preferred Stock whose rights and preferences are superior than those of the common stock holders. The Company will endeavor to negotiate the best transaction possible taking into account the impact on its shareholders, dilution, loss of voting power and the possibility of a change of control. However, in order to satisfy its working capital needs, the Company may be forced to issue convertible securities with no limitations on conversion.

In the event that the Company issues convertible preferred stock or convertible debentures without a limit on the number of shares that can be issued upon conversion and the price of the Company's common stock decreases, the percentage of shares outstanding that will be held by such holders upon conversion will increase accordingly. The lower the market price the greater the number of shares to be issued to such holders, upon conversion, thus increasing the potential profits to the holder when the price per share increases and the holder sells the Common Shares. The preferred stockholders and debenture holder's potential for increased share issuance and profit, including profits derived from shorting the Company's common stock, in addition to a stock overhang of an undeterminable amount, may depress the price of the Company's common stock. In addition, the sale of a substantial amount of preferred stock to relatively few holders could effectuate a possible change of control. Moreover, in the event of a voluntarily or involuntarily liquidation of the Company while the preferred stock is outstanding, the holders will be entitled to a preference in distribution of the Company's property available for distribution $10,000 per share

SUBSTANTIAL INCREASE IN AUTHORIZED COMMON STOCK
The Company pursuant to a Written Action of a majority of its shareholders has amended its Articles of Incorporation, to increase its authorized common stock from 48,000,000 shares to 100,000,000 common shares in order to facilitate the conversion of approximately $4,500,000 in Series B Convertible Stock and $1,080,000 in Series H Preferred Stock, the only Preferred Series outstanding at that time. On January 28, 1999, the Company filed a Definitive Information Statement with the Securities and Exchange Commission (the "Commission") with regard to the Written Action. The Majority Shareholders' consent with respect to the Amendment became effective on February 18, 1999. Prior to the Amendment, due to the decrease in the Company's stock price, the Company did not have an adequate number of shares authorized to meet is contractual obligations. In addition, the Company believes that the Amendment will insure that there are a sufficient number of shares of Common Stock available for issuance upon exercise of outstanding stock options and warrants and enhance the ability of the Company to attract and retain qualified employees, consultants, officers and directors by enabling the Company to create stock option, incentives and rewards for their contributions to the success of the Company. Moreover, until such time as the Company is able to generate revenues, it is dependent on equity or other financing to continue operations. The Company will require substantial additional funds for its research and development programs, pre-clinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs.

Based on the closing price of the Company's common stock as of May 14, 1999 ($.53), 8,973,769 shares would be required to convert the Series B shares, 955,975 shares would be required to convert the Series G shares, 3,684,211 shares would be required to convert the Series H shares, 3,471,698 would be required to convert the Series I shares 2,767,296 shares would be required to convert the Debenture and although the Company is contractually prohibited from doing so, 35,377,358 shares would be required to draw down the entire Equity Line of Credit.. In addition, 4,570,871 shares would be required for the exercise of options and warrants, and 3,500,000 shares are required to be issued to Mr. Grable in July 1999 pursuant to the Patent Licensing Agreement. Based upon the foregoing, as of April 6, 1999, the Company would need in excess of 127 million authorized shares to effectuate all conversion, utilize the total Equity Line of Credit and fulfill its remaining stock related obligations.

DEPENDENCE ON QUALIFIED PERSONNEL.
Due to the specialized scientific nature of the Company's business, the Company is highly dependent upon its ability to attract and retain qualified scientific, technical and managerial personnel. Therefore the Company has entered into employment agreements with certain of its executive officers and key employees. The loss of the services of existing personnel, especially Mr. Grable, the inventor of the CTLM(TM), as well as the failure to recruit key scientific, technical and managerial personnel in a timely manner would be detrimental to the Company's research and development programs and could have an adverse impact upon the business affairs or finances of the Company. The Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as marketing, will require the additional of new management personnel. Competition for qualified personnel is intense and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business.

CONTROL BY EXECUTIVE OFFICERS AND DIRECTORS/POSSIBLE CHANGE OF CONTROL Management of the Company beneficially owns 38.3%, including options, of the outstanding common stock of the Company assuming no exercise of outstanding warrants, options, or convertible preferred stock. Although Management owns less than 50.1% of the outstanding common stock, since the Company does not have cumulative voting, and since, in all likelihood the officers will be voting as a block and will be able to obtain proxies of other shareholders, Management will continue to remain in a position to elect all of the Company's directors and control policies and operations of the Company. After giving effect to the estimated conversion of the Preferred Stock and the Debentures, Management will own 25%. This additional dilution to Management's ownership percentage could effectuate a change in control of the Company.

POSSIBLE CONFLICT OF INTEREST
Richard Grable and Linda Grable hold a majority of the seats on the Company's Board of Directors (the "Board"). Consequently, they are in a position to control their own compensation and to approve affiliated transactions, if any. From time to time Linda Grable, the Company's President, has personally guaranteed promissory notes issued by the Company to third parties. Ms. Grable received no compensation for these guarantees. In June 1998, the Company finalized an exclusive Patent License Agreement with Richard Grable, the Company's Chief Executive Officer. Mr. Grable is the owner of the Patent, which encompasses the technology for the CTLM(TM) device. See Part II. Item 5-Other Information "Certain Transactions".

The Board's policy is to obtain unanimous consent for affiliated transaction and compensation issues. Although the Company's Board intends to act fairly and in full compliance with their fiduciary obligations, there can be no assurance that the Company will not, as a result of the conflict of interest described above, possibly enter into arrangements under terms less favorable than it could have obtained had it been dealing with unrelated persons.

In February 1999, the Company's Board of Directors voted to replace the shares Messrs. Grable, Schwartz and Ms. Grable sold on behalf of the Company, in order to provide the Company with working capital. "See Part II Item 5-Other Information "Certain Transactions".

HIGHLY COMPETITIVE MARKET.
The market in which the Company intends to participate is highly competitive. Many of the companies in the cancer diagnostic and screening markets have substantially greater technological, financial, research and development, manufacturing, human and marketing resources and experience than the Company. Such companies may succeed in developing products that are more effective or less costly than the Company's products or such companies may be successful in manufacturing and marketing their products than the Company. Physicians using imaging equipment such as x-ray mammography equipment, ultrasound or high frequency ultrasound systems, Magnetic Resonance Imaging (MRI) systems, and thermography, diaphonography and transilluminational devices may not use the Company's products. Currently mammography is employed widely and the Company's ability to demonstrate the Company's ability to sell the CTLM(TM) to medical facilities will, in part, be dependent on the Company's ability to demonstrate the clinical utility of the CTLM(TM) as an adjunct to mammography and physical examination and its advantages over other available diagnostic tests. The competition for developing a commercial device utilizing computed TOMOGRAPHY techniques and laser technology is difficult to ascertain given the proprietary nature of the technology. There are a significant number of academic institutions involved in various areas of research involving "optical medical imaging" which is a shorthand description of the technology the Company's CTLM(TM) utilizes. The most prestigious of these institutions includes the University of Pennsylvania, The City College of New York, and University College London. Two of these institutions have granted licenses on certain patented technologies to two companies: University of Pennsylvania - Non-Invasive Technologies; City College of New York - MediScience, Inc

DEPENDENCE ON THIRD PARTIES.
The Company has used certain third parties to manufacture and deliver the components of the CTLM(TM) Device and intends to continue to use third parties to manufacture and deliver such components and any other products, which the Company may seek to develop. Such third parties must adhere to the QSR enforced by the FDA through its facilities inspection program and such third parties' facilities must pass a plant inspection before the FDA will grant pre-market approval of the Company's products. There can be no assurance that the third-party manufacturers on which the Company depends for the manufacture of

CTLM(TM) components will be in compliance with the QSR at the time of the pre-approval inspection or will maintain such compliance. Such failure could significantly delay FDA approval of the PMA application for the CTLM(TM) Device, and such delay would have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations.

The qualification of additional or replacement suppliers for certain components of the CTLM(TM) Device or services is a lengthy process. For certain services and components the Company currently relies on single suppliers. If the Company encounters delays or difficulties with its third-party suppliers in producing, packaging, or distributing components of the CTLM(TM) Device, market introduction and subsequent sales would be adversely affected. The Company also may have to rely on alternative sources of supply. In such case, there can be no assurance that the Company will be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. If the Company is unable to obtain or retain qualified third-party manufacturers on commercially acceptable terms, it may not be able to commercialize its products as planned. The Company's dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver its products on a timely and competitive basis.

POSSIBLE TECHNICAL OBSOLESCENCE.
Methods for the detection of cancer are subject to rapid technological innovation and there can be no assurance that technical changes will not render the Company's proposed products obsolete. Although the Company believes that The CTLM(TM) can be upgraded to maintain its state-of-the-art character, the development of new technologies or refinements of existing ones might make the Company's existing system technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, the Company's CTLM(TM). There can be no assurance that the development of new types of diagnostic medical equipment or technology will not have a material adverse effect on the Company's business, financial condition, and results of operations. Commercial availability of such products could render the Company's products obsolete, which would have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. Although the Company is aware of no substantial technological changes pending, should such change occur, there can be no assurance that the Company will be able to acquire the new or improved systems which may be required to update the CTLM(TM).

DELAYS IN GETTING PRODUCT TO MARKET
Originally the Company anticipated that the CTLM(TM) would be ready for distribution in the summer of 1998, however during the course of clinical trials, the Company learned of certain problems with particular components of the CTLM(TM), which needed to be corrected. Solutions to these problems had to be found and adjustments had to be made to the CTLM(TM) to correct such problems. Specifically, the laser components were removed from the base of the scanning bed and installed with additional laser components on a dedicated breadboard laser table, which is enclosed with a cabinet. The electronic components involved with image acquisition were also removed from the scanning bed and installed in a dedicated electronic cabinet with pull out drawers for easy serviceability. Pre-amplifiers were installed on the detector circuits and changes were made in the fiber optics.

The Company needs to obtain FDA marketing clearance for the CTLM(TM) device before it can be sold in the U.S. However, the device may be sold under special circumstances pursuant to an IDE. Under FDA guidelines, only product cost and clinical costs can be recovered. No profit is allowed in IDE sales. Sales of medical imaging devices can be made in those countries not requiring the CE mark. Sales can also be made under exemptions for clinical investigational testing.

The Company originally anticipated that the first foreign distributions of the CTLM(TM) would occur in its fourth fiscal quarter beginning April 1999, however due to the problems discussed above and the delay in the Nassau County clinical investigation, discussed in detail in "Business Regulatory and Clinical Status", the Company will not be able to give a revised anticipated distribution date until clinical data is obtained and reviewed from the Nassau County clinical investigation.

RELIANCE ON INTERNATIONAL SALES.
The Company intends to commence international sales of the CTLM(TM) in Europe and Asia, where permitted, prior to commencing commercial sales in the United States, where sales cannot occur unless and until the Company receives pre-market approval from the FDA. Thus, until the Company receives pre-market approval from the FDA to market the CTLM(TM)in the United States, as to which there can be no assurance, the Company revenues, if any, will be derived from sales to international distributors. A significant portion of the Company's revenues, therefore, may be subject to the risks associated with international sales, including economical and political instability, shipping delays, fluctuation of foreign currency exchange rates, foreign regulatory requirements and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a timely basis. Future imposition of, or significant increases in the level of customs duties, export quotas or other trade restrictions could have a material adverse effect on the Company's business, financial condition and results of operations. The regulation of medical devices, particularly in Europe, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

In order to minimize the risk of doing business with distributors in countries which hare having difficult financial times, the Company's International Distribution Agreements all require payment via an irrevocable letter of credit drawn on a United States bank prior to shipment of the CTLM(TM).

RISK OF PRODUCT LIABILITY.
The Company's business exposes it to potential product liability risks, which are inherent in the testing, manufacturing, and marketing of cancer detection products. Significant litigation, not involving the Company, has occurred in the past based on the allegations of false negative diagnoses of cancer. While the CTLMTM device is being developed as an adjunct to other diagnostic techniques, there can be no assurance that the Company will not be subjected to future claims and potential liability. Although the FDA does not require product liability insurance with regard to clinical investigations, the Company obtained and presently carries product liability insurance in the amount of $3,000,000, at the request of Nassau County. While the Company plans to maintain insurance against product and professional liability and defense costs, there can be no assurance that claims against the Company arising with respect to its products will be successfully defended or that the insurance to be carried by the Company will be sufficient to cover liabilities arising from such claims. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect on the Company. Furthermore, there can be no assurance that the Company will be able to continue to obtain or maintain product liability insurance on acceptable terms.

LACK OF FEASIBILITY STUDY
The Company has not performed any market or feasibility study to assess the interest, demand, or need for the CTLM(TM). There can be no assurance that any such study would support Management's belief that sufficient demand will exist.

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

LACK OF DIVIDENDS
The Company has not paid a dividend on its Common Stock and does not intend to pay dividends in the foreseeable future.

                                     PART II
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.


On July 10, 1997, the Company filed an action in the Circuit Court of the 17th Judicial Circuit in and for Broward County, case no. 97-10533, against Dr. Valey Kamalov ("Kamalov") and Irina Struganova. The complaint alleges that Kamalov, an ex-employee of the Company, violated his employment agreement with the Company while employed and after terminating his employment with the Company by violating non-compete, confidentiality, and invention covenants of the agreement. The Company believes that Dr. Kamalov appropriated propriety information of the Company and used Company time and resources to develop technology, which he removed from the Company for his own personal use after terminating his employment. In order to obtain and keep in place a temporary injunction that prohibited from using the technology and the propriety information, the Company had to post two bonds for an aggregate of $100,000. The technical aspects of the case were very complicated and the Court lifted the restraining order. The Company appealed and lost. Dr. Kamalov threatened to file a counterclaim. Due to the substantial legal expenses incurred and to be incurred by the Company in proceeding with the litigation, the possible addition of a counterclaim and the complicated technical aspects of the case, the Company's litigation counsel recommended that the Company settle the matter. The Company entered into a settlement in December 1998. Pursuant to the settlement the Dr. Kamalov retained $90,000 of the $100,000 bond and the remainder was returned to the Company.

On October 7, 1998 a lawsuit was filed against the Company in the United States District Court, Southern District of New York, by the Series B Holders (Case No. 98 Civ. 086). The Company was served on October 19, 1998. The lawsuit alleges that the Company breached its contract of sale to the Series B Holders by, among other this failing to convert the Series B Preferred Stock and failure to register the common stock underlying the Preferred. In April 1999, the Series B Preferred Stock was purchased from the Series B Holders by an unaffiliated third party, Charlton Avenue LLC ("Charlton"). On April 6, 1999, the Company entered into a Subscription Agreement with Charlton whereby the Company agreed to issue to Charlton 138 shares of its Series I, 7% Convertible Preferred Stock. The Company's Board of Directors established the value of the Series I Preferred at $10,000 per share. Consideration for the subscription was paid as follows:

         (1) Forgiveness of all of the interest due and payable in connection with the Series B convertible preferred stock (approximately $725,795).
         (2) Settlement and dismissal, with prejudice, of all litigation concerning the Series B convertible preferred stock.
         (3) Cancellation of 112,500 Warrants that were issued with the Series B Convertible Preferred Stock; and
         (4) The amendment of the Series B Preferred designation to impose a limitation on the owner(s) of the Series B Convertible Preferred Stock to ownership of not more than 4.99% of the Company's outstanding common stock at any one time.

The Company is not aware of any other material legal proceedings, pending or contemplated, to which the Company is, or would be, a party or of which any of its property is, or would be, the subject.

ITEM 2.    CHANGES IN SECURITIES.


In March 1999, the Board of Directors amended the Articles of Incorporation of the Company in order to designate a class of shares as Series G Convertible Preferred. The Series C Preferred is non-voting, can be converted into common stock of the Company and has rights and preferences that materially limit or qualify the rights of the holders of registered common stock, including a liquidation preference of $10,000 per share. See Item 5 "Other Information - Private Placements".

In April 1999, the Board of Directors amended the Articles of Incorporation of the Company in order to designate a class of shares as Series I Convertible Preferred. The Series I Preferred is non-voting, can be converted into common stock of the Company and has rights and preferences that materially limit or qualify the rights of the holders of registered common stock, including a liquidation preference of $10,000 per share. See Item 5 "Other Information Private Placements".

In April 1999, the Board of Directors and the Series B Preferred Shareholders amended the Certificate of Designation of the Series B Preferred to provide for a conversion limitation of 4.99% or less. See Item 5 "Other Information - Private Placements".


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

----------------
1. This column sets forth the percentage of the total number of common shares outstanding as of December 3, 1998 (38,510,399 shares), the date the final written action was executed and presented to the Company's Board of Directors. As of May 14, 1999, there are 41,736,766 shares of common stock outstanding.
2. This column set forth the percentage of the total number of Preferred Shares outstanding as of December 3, 1998 (558 Shares).

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

Pursuant to Section 607.0704 Florida Statutes, any action to be taken at an annual or special meeting of shareholders may be taken without a meeting, without prior notice and without a vote if the action is taken by a majority of the holders of outstanding stock of each voting group entitled to vote. In addition the voting rights provided to the common stock holders, the Certificates of Designation of the Series B, D, E, and H Preferred Stock (the "Certificates"), provide that, in the event there are insufficient shares to effect a conversion, the Company is required to increase the number of authorized shares to effect such conversion. Preferred Holders, pursuant to the Certificates, are granted voting right, and voted solely for the purpose of increasing the number of authorized shares to accommodate the conversion of their preferred shares into common shares. Due to the decrease in the Company's stock price, the Company did not have an adequate number of common shares authorized to meet its contractual obligations with regard to the conversion of the Preferred Stock. In addition, the Amendment will insure that there are a sufficient number of shares of Common Stock available for issuance upon exercise of outstanding stock options and warrants and enhance the ability of the Company to attract and retain qualified employees, consultants, officers and directors by enabling the Company to create stock option, incentives and rewards for their contributions to the success of the Company. Moreover, until such time as the Company is able to generate revenues, it is dependent on equity or other financing to continue operations. The Company will require substantial additional funds for its research and development programs, pre-clinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs.

The issuance of large amounts of common stock upon conversion of the preferred and the subsequent sale of such shares may further depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change of control of the Company. As of May 17, 1999, there are 43,908,209 shares outstanding. Based on the closing price of the Company's common stock as of as of May 14, 1999 ($0.53) 8,973,769 shares would be required to convert the Series B shares, 955,975 shares would be required to convert the Series G shares, 2,591,195 shares would be required to convert the Series H shares, 3,471,698 would be required to convert the Series I shares, 2,767,296 shares would be required to convert the Debenture and, although the Company is contractually prohibited from doing so 35,377,358 shares would be required to draw down the entire Equity Line of Credit. See ", "Sale of Unregistered Securities-Private Placement of Preferred Stock", and "Sale of Unregistered Securities-Debentures". In addition, 4,570,871 shares would be required for the exercise of options and warrants, and 3,500,000 shares are required to be issued to Mr. Grable in July 1999 pursuant to the Patent Licensing Agreement. Based upon the foregoing, as of May 14, 1999, the Company would need in excess of 105 million authorized shares to effectuate all conversion, utilize the total Equity Line of Credit and fulfill its remaining stock related obligations.

On January 28, 1999, the Company filed a Definitive Information Statement with the Securities and Exchange Commission (the "Commission") with regard to the Written Action. The Written Action became effective on February 18, 1999.


ITEM 5.    OTHER INFORMATION


BACKGROUND
During the first year of operations, the Company researched the interaction between high speed, rapid pulsed (Ti-Sapphire) laser technology and various detection technologies associated with standard computed tomographic ("CT") schemes. This research was based upon a prototype that was developed by Richard Grable, the Company's Chief Executive Officer, prior to his association with the Company. During June of 1995, Mr. Grable filed a patent for his prototype, which was able to create images of a breast. The Company refined various software and hardware configurations and components of the device based on these first images and filed a total of twelve ancillary United States patents from 1996. The

Company intends to file an additional patent application within the next six months. During this period of time there were further advances in laser technology effecting the size and stability of the laser component. The Company incorporated these changes by purchasing a laser package manufactured by Spectra-Physics, Inc.

On December 12, 1995, the Company had a preliminary meeting with the Food and Drug Administration to discuss generally the approach the Company would take to obtain marketing clearance for its CTLMTM device. The Company was advised that it would need to submit and have approved a pre-market approval application ("PMA") in order to obtain marketing clearance for the device. Further, the Company was advised that it would also need to submit an investigational device exemption ("IDE") application to the FDA in order to commence human clinical trials of the device.

The Company submitted its IDE application on January 8, 1996, and it was approved February 9, 1996. During calendar year 1996, among other matters, the Company further refined the detection scheme and laser power configuration in order to obtain substantially better image quality. In order to incorporate the changes, the Company was required to submit to the FDA an amendment to its IDE application. During the month of November 1996, the Company installed its device at the Strax Breast Diagnostic Center. Pursuant to the IDE, as amended, the Company was authorized to scan 50 patients at the Strax Breast Diagnostic Center in Lauderhill, Florida, and 20 additional patients at its in-house facility. The CTLM(TM) device was installed at Strax and 3 patients were scanned. As the clinical trials at Strax were beginning, there were further advances in laser technology effecting the size and stability of the laser component. The IDE protocol at Strax was halted, pending the receipt of the new laser manufactured by Spectra-Physics, Inc., which was received in January 1999. Due to the purchase of the new laser system, the Company had to modify and redesign the CTLM(TM) hardware and software in order to make it compatible with the new laser. Strax was unwilling to wait until the modifications were completed unless it received compensation for the CTLM(TM) remaining on its premises. In November 1997 Strax requested that the CTLM(TM) be removed from its premises. The CTLM(TM) was removed from Strax in November 1997. On May 20, 1998, the Company's termination of the IDE protocol and its final report was accepted by the FDA.

In February 1996 the Company entered into a letter of intent with an independent distributor to place a CTLM(TM) device at the Moscow Research Institute for Diagnostics. The letter of intent is still in place however, due to the further advances in laser technology the purchase of the new laser system , the modification and redesign of the CTLM(TM) hardware and software the actual placement has been delayed.

In February 1997 the Company announced today that the Institutional Review Board of Columbia JFK Medical Center located in Atlantis, Florida, approved its request to participate in the first phase of the clinical trials, The Company's liaison person and proposed principal investigator was Dr. Donna M. Gallagher. After Dr. Gallagher relocated, the Company did not pursue further involvement at the hospital.

The Company was granted, in June 1998, its second investigational device exemption ("IDE") to conduct clinical trials. An IDE allows a company to conduct human clinical trials without filing an application for marketing clearance. The Company was authorized to scan 20 patients at the Company's in-house facilities in Plantation, Florida and upon FDA approval, at three additional clinical sites. On September 1 and September 10, 1998, the Company formally submitted the first and second series of the 20 patient in-vivo (human) images and corresponding interpretation data to the FDA.

The FDA responded to the submission on October 1998 asking that the Company limit future submissions to significant findings, milestones, annual reports, or changes that may effect the safety of the CTLM(TM). In all the Company scanned 20 women at its in-house facility. These scans produced no significant findings, milestones or changes that would effect the safety of the CTLM(TM) so there were no additional submissions except for the request to expand the study to the Nassau County Medical Center.

The Company requested that it be permitted to expand the scope of the study to include a medical facility where access to women with breast cancer is more practical. Nassau County Medical Center was chosen because of the unusually high incidence of breast cancer in the population they serve. It is reported that 1 woman in 7 will experience breast cancer if they live in this geographic area. The significant number of breast surgeries performed each week at Nassau County was expected to provide a relatively constant supply of histologically confirmed cases.

The FDA approved expanding the IDE clinical testing to Nassau County. Because of the limited experience acquired from the 20-patient in-house study, the Company elected to establish the Nassau County clinical site and begin testing before expanding the next series of clinical tests to additional locations.

On January 14, 1999, the Company received notice that the IDE application to extend the in-vivo study to Nassau County Medical Center was conditionally approved. The Company immediately supplied the additional documentation required by the FDA and the conditions were complied with. This IDE application is limited to one institution (Nassau County Medical Center) and 275 subjects. The Company had originally intended to have the CTLM(TM) positioned at Nassau County Medical Center not later than mid February 1999, however due to renovations at Nassau County Medical Center, the delivery of the CTLM(TM) was postponed until the renovations were complete. On March 3, 1999 the CTLM(TM) System was shipped to Nassau County Medical Center. Due to unforeseen problems at the Nassau County Facility which are discussed in detail in "Nassau County Investigational Clinical Trials", no patients have been scanned to date.

The testing is designed to develop diagnostic criteria for CTLM(TM) images. The Company has entered into discussions with 4 hospitals, which are located in Chicago, Boston and New York for potential clinical test sites. Although no firm commitments have been obtained from these hospitals, the Company believes that it will be able to expand the clinical testing to these areas. In order to expand its clinical trials to other sites, the expanded IDE application, which includes Nassau County, would have to be amended by supplying the required documentation i.e. the protocol, signed investigator agreement, IRB approvals, and the informed consent form

On June 12, 1997, the Company was advised by patent counsel that Mr. Grable's patent, filed June 5, 1995, "Diagnostic Tomographic Laser Imaging Apparatus" was granted with 4 independent and 24 subordinate claims. The independent claims serve to provide an overall outline of the disclosure of the invention. The subordinate claims provide additional information to identify pertinent details of the invention as they relate to the respective specific independent claim.

In May 1998, the Company, realizing that it had no formal written agreement in place with Mr. Grable, immediately began negotiating with Mr. Grable for the exclusive use of the patent. In June 1998, a written agreement was entered into.


NASSAU COUNTY INVESTIGATIONAL CLINICAL TRIALS
The Company had originally intended to have the CTLM(TM) positioned at Nassau County Medical Center not later than mid February, however due to renovations at Nassau County Medical Center, the CTLM(TM) was shipped on March 3, 1999 and was installed, calibrated, and ready to scan on April 19, 1999. The installation at Nassau County Medical Center has taken considerably longer, but has been hampered by several administrative problems within the hospital caused by outside interference. Unknown to the Company, a prisoner at the Nassau County jail was beaten and died on January 13, 1999. One of the Nassau County physicians, who is one of the principal investigators chosen by Nassau County for the CTLM(TM) clinical trials, was the surgeon in charge and, along with two residents, subpoenaed to testify before a federal grand jury looking into the death of Nassau jail inmate that was ruled a homicide by the Nassau County Medical Examiner.

The investigation into the inmate's death was ongoing when another unforeseen event occurred, a demeaning Miami Herald newspaper article appeared on February 22, 1999. The Company has outside counsel reviewing the article with respect to the intention of the authors, the accuracy of the information, defamation, and libel. Nassau County administrators received a copy of the article through an unknown source within days of when the article appeared. Nassau County then began to receive harassing and defamatory phone calls with regard to the Company and the clinical trials. The tone of the article coupled with phone calls caused a serious concern among the Board of Governors (the "Board") of Nassau County. With one scandal already unfolding, the Board wanted to be sure that there would be no problems with the CTLM(TM) clinical trials.

On March 3, 1999, Nassau County halted the installation of the CTLM(TM) until the hospital could decide whether or not it wanted to proceed with the clinical trials. After a meeting with the Chief Executive Officer, Medical Director and several of the Board members of Nassau County on March 22, 1999 to discuss the issues, on March 26, 1999, Nassau County provided the Company with the following conditions under which the installation could continue:

         1. NCMC would have a laser expert review the use of the laser for breast imaging,

         2. The Company would reimburse Nassau County for costs associated with the project,

         3. The Head of Radiology would receive print-outs of the results immediately after each CTLM(TM) scan, and 4. No publicity.

On March 29, 1999 a letter was sent to Nassau County requesting confirmation of the four conditions. A written reply has not been received. On March 30, 1999, a letter was written by the Nassau County Medical Director granting IDSI access to the examination room to complete the installation and commence the study. On March 30, 1999, IDSI personnel arrived to continue the installation. During the installation, it was learned that the heat load produced by the CTLM(TM) device had not been considered by the Nassau County facilities personnel. The room temperature rose above an acceptable operating temperature for the lasers. Calibration of the CTLM(TM) could not be performed until the temperature problem was resolved. On April 14, 1999, Nassau County provided a portable air conditioning unit for the room. On April 15, 1999, IDSI personnel completed the calibration of the CTLM.

On April 19, 1999, the Company's applications specialist arrived to work out the day-to-day working relationships between her and the Nassau County staff. During these discussions it was learned that Nassau County was trying to change the protocol of the IDE even though it had already been reviewed and approved by both the Nassau County IRB and the FDA. The Board of Nassau County had arbitrarily decided not to allow Company personnel access to the mammography films and, where available, the ultrasound and/or magnetic resonance imaging
(MRI) images until after all 275 patient scans were completed.

On April 19 and 20, 1999, a letter was written to the Medical Director of Nassau County and the two principal investigators, respectively, to discuss the new requirements. Nassau County did not respond to either letter.

On May 5, 1999, Nassau County orally provided the Company with the following conditions in order to begin the clinical studies:

         1. No patient information, i.e., mammography, ultrasound, and/or ultrasound films or reports would be released to the Company until all 275 patients have been scanned,

         2. NCMC medical staff would select, without the Company's involvement and knowledge of the patient's condition, all patients that are examined, and

         3. IDSI was asked to pay 6-months of testing expenses in advance.

The conditions, as of May 10, 1999, imposed by Nassau County essentially prevent IDSI from performing any comparisons until all 275 volunteers have been scanned with the CTLM. These conditions are in direct contradiction to the previously accepted IDE protocol, and have been caused, the Company believes, as a direct result of the Miami Herald article and tortuous acts by certain individuals. The Company believes that the "blind study" proposed by Nassau County would defeat the purpose of the clinical investigational trials. If the Company accepts the new protocol, in order to proceed with the study it would have to amend and resubmit the IDE protocol.

Nassau County was asked for a written confirmation of its position and an estimate of the expenses that the Company would be required to pay at the start of the clinical testing. As of May 20, 1999, Nassau County has not replied. To date, over $26,000 has been spent on the Nassau County installation and the study has been delayed by at least 90 days through no fault of the Company. Because of the delay and the uncertainty of the Nassau County clinical investigational trials, the Company is unable to project when the PMA will be ready for submission. Due to these atypical delays, no patients have been scanned to date.

The Company is presently examining the options available to it, which are:

         1. Move the CTLM(TM) system to another hospital with a more friendly environment,

         2. Accept Nassau County's terms and conditions, as they are described above, or

         3. Refuse to provide CTLM(TM) images to NCMC until they provide mammography, ultrasound, and/or ultrasound films or reports.

There could be no way that IDSI could have foreseen these delays that are atypical for CTLM(TM) installation. Because of the circumstances surrounding this installation, no volunteers have been scanned as of May 10, 1999.

At present the Company believes that the issues with Nassau County can be resolved, however it has already entered into preliminary discussions with several other medical facilities in the event that it has to terminate the Nassau County site. In addition, the Company has entered into discussions with four hospitals, which are located in Chicago, Boston, and New York for potential clinical test sites. Although no firm commitments have been obtained from these hospitals, the Company believes that it will be able to expand the clinical testing to these areas. In order to move its Nassau County IDE to another site or to expand its clinical trials to other sites, the IDE application for Nassau County would have to be amended by supplying the required documentation i.e. the protocol, signed investigator agreement, IRB approvals and the informed consent form. See "Risk Factors-Government Regulation". See "Business-Regulatory and Clinical Status-United States/FDA" and Business Government Regulations"

The Company intends to perform studies at four hospitals each of, which will follow the IDE protocol for 275 volunteers to acquire effectiveness data on 1,100 women. Of these, 400 will be selected for actual submission. The reason for the plan to scan 1,100 women instead of only 400 is that volunteers in these kinds of programs for various reasons may withdraw from the study, not have a histological confirmation of their respective condition, for example a woman dies before her surgery, or other reason. Additionally, the Company plans to develop an Atlas of Clinical Examples on CD-ROM for teaching purposes. With a large number of examples of each breast condition typically encountered, the Atlas is expected to be of greater value.

The IRB for the Nassau County Study is comprised of twenty-three members. The IRB was already formed and was not impaneled specifically for the CTLM(TM) investigational clinical trials. None of the members of the Nassau County IRB are affiliated with the Company or affiliated with any officer director or employee of the Company. . The professional specialties and other information which regard to the IRB members of the Nassau County Study is set forth in the table below.


                         ------------------------ ----------------------- --------------------------------
                         Highest Degree Earned    Professional Specialty  Affiliation With NCMC
                                                  General - Specific
                         ------------------------ ----------------------- --------------------------------
                         M.D.                     Neurology               Yes
                         ------------------------ ----------------------- --------------------------------
                         M.D.                     Surgery                 Yes
                         ------------------------ ----------------------- --------------------------------
                         M.D.                     Pediatrics              Yes
                         ------------------------ ----------------------- --------------------------------
                         Reverend                 Other Fields, Religion  Yes
                         ------------------------ ----------------------- --------------------------------
                         M.D.                     Obstetrics &            Yes
                                                  Gynecology
                         ------------------------ ----------------------- --------------------------------
                         Ph.D                     Psychiatry;             Yes
                                                  Behavioral Scientist
                         ------------------------ ----------------------- --------------------------------
                         M.D.                     Pathology               Yes
                         ------------------------ ----------------------- --------------------------------
                         M.D.,                    Medicine-               Yes
                         Ph.D.                    Allergy/Immunology
                         ------------------------ ----------------------- --------------------------------
                         M.B.                     Administrator           No
                         ------------------------ ----------------------- --------------------------------
                         J.D.                     Other Fields, Law       No
                         ------------------------ ----------------------- --------------------------------
                         M.D.                     Psychiatry              Yes
                         ------------------------ ----------------------- --------------------------------

                         ------------------------ ----------------------- --------------------------------
                         M.D.                     Pediatrics              Yes
                         ------------------------ ----------------------- --------------------------------
                         Ph.D.                    Obstetrics &            Yes
                                                  Gynecology
                         ------------------------ ----------------------- --------------------------------
                         M.D.                     Psychiatry              Yes
                         ------------------------ ----------------------- --------------------------------
                         Ph.D.                    Biostatistician         Yes
                         ------------------------ ----------------------- --------------------------------
                         Ph.D.                    Anesthesiology          Yes
                         ------------------------ ----------------------- --------------------------------
                         B.S.,                    Pharmacy                Yes
                         R.Ph.
                         ------------------------ ----------------------- --------------------------------
                         Ph.D.                    Medicine -              Yes
                                                  Biochemistry
                         ------------------------ ----------------------- --------------------------------
                         Ph.D.                    Pediatrics              Yes
                                                  -Microbiology
                         ------------------------ ----------------------- --------------------------------
                         Ph.D.                    Administrative          Yes
                         ------------------------ ----------------------- --------------------------------
                         M.D.                     Director for Academic   Yes
                                                  Affairs
                         ------------------------ ----------------------- --------------------------------
                         Ph.D.                    Pathology               Yes
                         ------------------------ ----------------------- --------------------------------
                         M.D.                     Academic Affairs        Yes
                         ------------------------ ----------------------- --------------------------------

PRIVATE PLACEMENTS
------------------

The Company has had to rely on the private placement of Preferred and common stock to obtain working capital. In deciding to issue Preferred Shares pursuant to the private placements, the Company took into account the number of common shares authorized and outstanding, the market price of the common stock at the time of each Preferred sale and the number of common shares the Preferred share would have been convertible into at the time of the sale. At the time of each private placement of Preferred Stock there were enough shares, based on the price of the Company's common stock at the time of the sale of the Preferred to satisfy the Preferred conversion requirements. Although the Company's Board of Directors tried to negotiate a floor on the conversion price of each series of Preferred Stock prior to sale, it was unable to do so. In order to obtain working capital the Company will continue to seek capital through debt or equity financing which may include the issuance of Convertible Preferred Stock whose rights and preferences are superior than those of the common stock holders. The Company will endeavor to negotiate the best transaction possible taking into account the impact on its shareholders, dilution, loss of voting power and the possibility of a change of control. However, in order to satisfy its working capital needs, the Company may be forced to issue convertible securities with no limitations on conversion. In addition, the dividends on the preferred stock affect the net losses applicable to shareholders. There are also adjustments as a result of the calculation of the deemed preferred stock dividends applicable because the Company has entered into contracts providing for discounts on the preferred stock when it is converted. As a result of the dividends on cumulative preferred stock, the net loss per common shareholder has increased from $.05 per share for fiscal year ending June 30, 1997 to $.07 per share for fiscal year ending June 30, 1998. The cumulative total is $.19 per share.


Series B Preferred Stock
------------------------
In December 1996, the Company sold an aggregate of 450 shares of its Series B Convertible Preferred Stock, for an aggregate of $4,500,000, to Weyburn Overseas Limited ("Weyburn") and Goodland International Investment Ltd. ("Goodland") pursuant to Regulation D. At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $4.70 per share. Net proceeds to the Company of $4,500.000 were used for working capital and the continuous research, development and testing of the Company's CTLM(TM) device. No fees were paid in connection with this offering.

The Company filed a Registration Statement of Form S-1 registering the shares underlying the Series B Preferred. The shares were never converted and the registration statement is no longer current. On September 4, 1998, the Company received a notice of conversion from Weyburn and Goodland requesting the issuance of 4,559,846 and 10,639,642 shares of common stock, respectively. The conversion rate was 82% of the average market price over a five-day period prior to conversion or approximately $.35014 per share. At the time the B Preferred Shares were issued, the conversion rate would have been $3.85 per share and the Preferred shares would have been convertible into 1,168,831 shares. The increase in the number of shares to be issued upon conversion was due to the decline in the market price of the Company's Common Stock. The Company has the option to pay the accrued dividends in common stock.

On October 7, 1998 a lawsuit was filed against the Company in the United States District Court, Southern District of New York, by the Series B Holders (Case No. 98 Civ. 086). See "Business-Legal Proceedings". On April 6, 1999, the Series B Preferred Stock was sold by the Series B Holders to Charlton Avenue, LLC (Charlton), an unaffiliated third party with no prior relationship to the Company or the Series B Holders. On April 6, 1999, the Company also entered into a Subscription Agreement with Charlton whereby the Company agreed to issue to Charlton 138 shares of its Series I, 7% Convertible Preferred Stock. The Company's Board of Directors established the value of the Series I Preferred at $10,000 per share. Consideration for the subscription was paid as follows:

         (1) Forgiveness of approximately of all of the accrued interest due and payable (approximately $725,795) in connection with the Series B convertible preferred stock.

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

The Series B Preferred is convertible at 82% of the average bid price for the five trading days immediately preceding conversion and pays a premium of 7% per annum. As of the date of this Report, 60 shares of Series B Preferred Stock have been converted into 1,931,123 shares of common stock at a conversion price of $.379 per share.

Series G Preferred Stock
------------------------
On March 17, 1999, the Company finalized a private placement to Amro International, S.A., Nesher Inc., Hewlett Fund, and Guaranty & Finance Ltd. of 35 shares of its Series G Convertible Preferred Stock (the "Preferred Shares") at a purchase price of $10,000 per share and two year Warrants to purchase 65,625 shares of the Company's Common Stock at an exercise price of $.50 per share. The offering was conducted pursuant to Regulation D as promulgated under the Securities Act of 1933, as amended (the "Regulation D Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $.34 per share. In connection with the Regulation D Sale, the Company paid Settondown Capital International, Ltd., and Libra Finance S.A., unaffiliated Investment Bankers an aggregate of 3 shares of the Series G Preferred Stock for placement and legal fees. Net proceeds to the Company of $350,000 will be used for working capital and the continuous research, development and testing of the Company's Computed Tomography Laser Mammography (CTLM(TM)) device.

The Series G Preferred has no dividend provisions. The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to lesser of (i) seventy-five percent (75%) discount to the two lowest bids in a ten day period immediately preceding the conversion date; or (ii) $.54. There is no floor on the conversion price and no time limits on conversion. The shares can be converted at any time without additional consideration. Pursuant to the Subscription Agreement, and Series G Designation, the Series G Holder, or any subsequent holder of the Preferred Shares, is prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock of the Company. Due to this ownership limitation, the Series G Preferred Shares can only be converted in increments that, together with all shares of the Company's common stock held by the Holder, would not exceed 4.99%. Pursuant to the terms of the Registration Rights Agreement between the Company and the Series G Holders, the Company is required to register 100% of the number of shares that would be required to be issued if the Preferred Stock were converted on the day before the filing of the Registration Statement. In the event that the Registration Statement is not filed with 14 days from the closing or that it is not declared effective with in 60 days, the Company will be required to pay the Series G Holders, as liquidated damages for failure to have the Registration Statement declared effective, and not as a penalty three (3%) percent of the principal amount of the Securities for each thirty (30) day period thereafter until the Company procures registration of the Securities. In the event that the Registration Statement is not declared effective within 120 days, the Series G Holders have the right to force the Company to redeem the Series G Preferred at a redemption price of 120 % of the face value of the Preferred. Pursuant to the Registration Rights Agreement, 100% of that number of shares that would be required to be issued if the G Preferred Stock were converted on the day before the filing of the Registration Statement (1.320,132) are being registered herein on behalf of the Holders.

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


The Series I Preferred pay a 7% premium, to be paid in cash or freely trading Common Stock in the Company's sole discretion, at the time of each conversion. The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to seventy five percent (75%) of the Average Closing Price of the Company's Common Stock for the five-day trading period ending on the day prior to the date of the conversion. The shares can be converted at any time without additional consideration. Pursuant to the Series I Designation and the Subscription Agreement, the Series I Holder, or any subsequent holder of the Preferred Shares, is prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock of the Company. Due to this contractual ownership limitation, the Series I Preferred Shares can only be converted in increments that, together with all shares of the Company's common stock held by the Holder, would not exceed 4.99%.

Pursuant to the Registration Rights Agreement, 100% of that number of shares that would be required to be issued if the I Preferred Stock were converted on the day before the filing of the Registration Statement (3,471,698) are being registered herein on behalf of the Holders.

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

Convertible Debenture
---------------------
The Company also entered into a Subscription Agreement with Charlton, pursuant to which Charlton purchased a Convertible Debenture for $1,100,000. In addition, the Company may draw down a second tranche in the amount of $825,000 anytime thirty (30) days after the effective date of the Registration Statement as long as the Company maintains an average closing bid price of $.45 for the ten (10) trading days immediately prior to the date the Company requests the second funding tranche. The Company may draw down a third tranche in the amount of $825,000 anytime sixty (60) days after the effective date of the Registration Statement as long as the Company maintains an average closing bid price of $.45 for the ten (10) trading days immediately prior to the date the Company requests the third funding tranche. When concluded, assuming all the conditions set forth above are met, the proceeds from the Debenture offering will be $2,750,000.

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

Pursuant to the Registration Rights Agreement, 100% of that number of shares that would be required to be issued if the Debenture were converted on the day before the filing of the Registration Statement (2,767296 shares) are being registered herein on behalf of the Holders.

The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to seventy five percent (75%) of the Average Closing Price of the Company's Common Stock for the five-day trading period ending on the day prior to the date of the conversion. The Debenture can be converted at any time without additional consideration. Pursuant to the Subscription Agreement, the Debenture Holder, or any subsequent holder of the Debenture, is prohibited from converting any portion of the Debenture which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock of the Company. Due to this contractual ownership limitation, the Debentures can only be converted in increments that, together with all shares of the Company's common stock held by the Holder, would not exceed 4.99%. Since the conversion price of the Series I Preferred is based on 75% of the Average Price, without a limit on the number of shares that can be issued upon conversion, in the event that the price of the Company's common stock decreases, the percentage of shares outstanding that will be held by the Debenture Holders upon conversion will increase accordingly. The lower the Average Price, the greater the number of shares to be issued to the Holders upon conversion, thus increasing the potential profits to the Holder when the price per share increases and the Holder sells the Common Shares. The preferred stocks potential for increased share issuance and profit in addition to a stock overhang of an undeterminable amount may depress the price of the Company's common stock.


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

The proceeds from the sale of the Debenture ($1,100,000) will be used for clinical investigational trial expenses and working capital.

Certain Transactions
--------------------
Richard J. Grable and. Linda B. Grable are husband and wife. Further, Richard J. Grable and Linda B. Grable are each "Control Persons" as a result of their control of a majority voting power of the Company's outstanding stock. Both parties disclaim, however, any beneficial interest or ownership in the shares owned by the other party.

In September and October 1998 Linda Grable, the Company's President, personally guaranteed three promissory notes issued by the Company to third parties. Ms. Grable received no compensation for these guarantees. As of the date of this Report, one of the three Notes has been repaid.

In June 1998, the Company finalized an exclusive Patent License Agreement with Richard Grable, the Company's Chief Executive Officer. Mr. Grable is the owner of the Patent, which encompasses the technology for the CTLM(TM) device. The Company and Mr. Grable has previously entered into an oral agreement for the exclusive license for the patent that was never memorialized in written form. The term of the license is for the life of the Patent (17 years) and any renewals, subject to termination, under certain conditions. As consideration for the License, the Company issued to Mr. Grable 3,500,000 shares of common stock and is required to issue and additional 3,500,000 shares in June 1999. In addition, the Company has agreed to pay to Mr. Grable a royalty based upon the net selling price (the dollar amount earned from the sale by the Company, both international and domestic, before taxes minus the cost of the goods sold and commissions or discounts paid) of all products and goods in which the Patent is used, before taxes and after deducting the direct cost of the product and commissions or discounts paid. During the second year of the Agreement there is a minimum cash royalty provision of $250,000 payable at the end of the second year. See "Risk Factors-Possible Conflict of Interest" and "Description of Business-Patent Licensing Agreement".

Since October 1998, the Company's has accrued $109,243 in salaries payable to its executive officers and directors, Richard J. Grable, Allan Schwartz and. Linda B. Grable, due to the Company's lack of working capital. These salaries remain unpaid to date and will be paid as soon as the Company determines that the funds are available.

In January 1999 and February 1999, Richard Grable, the Company's Chief Executive Officer, director and founder sold an aggregate of 831,743 shares of the Company's common stock owned by him pursuant to Rule 144 and lent the aggregate proceeds of approximately $347,775 directly to the Company.

In January 1999, February 1999 and March 1999, Linda Grable, the Company's President, director and founder sold an aggregate of 520,000 shares of the

Company's common stock owned by her pursuant to Rule 144 and lent the aggregate proceeds of approximately $166,618 directly to the Company.

In December 1998, January 1999 and February 1999, Allan Schwartz, the Company's Executive Vice President, director and founder sold an aggregate of 820,000 shares pursuant to Rule 144 and lent the aggregate proceeds of approximately $359,707 directly to the Company.

The loans to the Company are interest free and the net proceeds were recorded as a loan payable to each respective founder.

In February 1999, the Company's Board of Director voted to compensate Messrs. Grable, Schwartz, and Ms. Grable (the "Founders") for the shares they sold on behalf of the Company due to the following financial loss incurred by the Founders.

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

         In April 1999, the compensation was revised as follows:

         In order to make the founders whole the Company will replace the shares sold by the Founders as follows;

         A share for share replacement of the shares sold,

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

A meeting of the Board of Directors was held on May 12, 1999 to review and act upon the previously adopted schedule of repayment of the loans, interest and potential tax liability. Based on an opinion of the Founders personal outside counsel and upon advice of a tax advisor, the Board voted to rescind the previously adopted resolution. The new resolution calls for share for share replacement with no other provisions except registration rights. Since the Founders Shares are being replaced on a share for share basis with no other consideration, there is no capital gain therefore no tax liability. The shares sold by the Founders were held in excess of four years and the Company is replacing these shares with shares bearing a restricted legend.

In May 1999, Messrs. Grable, Schwartz, and Ms. Grable received 831,743, 820,000, and 520,000 shares of the Company restricted common stock, respectively as share for share replacement for the shares sold.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibits                             Description
--------                             -----------
(a)

3.13     Amended Certificate of Amendment-Series G Designation.*
3.14     Certificate of Amendment-Series I Designation*
3.15     Amended Certificate of Amendment-Series B Designation*
4.7 Instruments Defining the Rights of Security Holders - Amended Designation of Series G Convertible Preferred Shares. (See Exhibit 3.13, above).*
4.8 Instruments Defining the Rights of Security Holders - Designation of Series I Convertible Preferred Shares. (See Exhibit 3.14, above).*
4.9 Instruments Defining the Rights of Security Holders - Amended Designation of Series B Convertible Preferred Shares. (See Exhibit 3.15, above).*
4.10     Convertible Debenture*
10.16    Form of Series I Preferred Stock Subscription Documents.
10.17    Form of Debenture Subscription Documents.
10.18    Form of Mortgage.
10.19    Form of Series G Subscription Documents.

*Incorporated by reference to the Company's Amendment number 2 to Registration on Form S-2, File Number 333-60405.



(b) Reports on Form 8-K


           NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.





Dated: May 20, 1999                         Imaging Diagnostic Systems, Inc.

                                            By:      /s/Allan L. Schwartz
                                                     --------------------
                                                     Allan L. Schwartz,
                                                     Executive Vice-President
                                                     Chief Financial Officer