Form 10QSB/A
period 1998-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1999-05-21
CIK 790652

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

                                                                                  Page
                                                                                  ----
Condensed Balance Sheet -
December 31, 1998 and June 30, 1998...................................................3

Condensed Statement of Operations Six months ended December 31, 1998 and 1997, and December 10, 1993(date of inception) to December 31, 1998.........................4

Condensed Statement of Cash Flows -
Six months ended December 31, 1998 and
1997, and December 10, 1993 (date of inception)
to December 31,1998...................................................................5

Notes to Condensed Financial Statements ..............................................6

Management's Discussion and Analysis of
Financial Condition and Results.......................................................8

Part II - Other Information

Item 1,  Legal Proceedings...........................................................12

Item 2,  Changes in Securities.......................................................12

Item 3,  Defaults Upon Senior Securities.............................................12

Item 4.  Submission of Matters To a Vote of
         Security Holders ...........................................................12

Item 5,  Other Information...........................................................14

Item 6,  Exhibits and Reports on Form 8-K............................................21

Signature............................................................................22

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)

                             CONDENSED BALANCE SHEET
                                     Assets
                                                          December 31, 1998  June 30, 1998
                                                          -----------------  -------------
                                                             (Unaudited)       *Restated
Current Assets
      Cash                                                   $     26,604    $    310,116
      Inventory                                                 3,654,680       3,214,045
      Prepaid expenses                                             23,486          33,539
      Other current assets                                         13,000              --
                                                             ------------    ------------

           Total Current Assets                                 3,717,770       3,557,700
                                                             ------------    ------------

Property and Equipment, net                                     2,865,094       2,920,980
Other Assets                                                      587,080         688,463
                                                             ------------    ------------

Total Assets                                                 $  7,169,944    $  7,167,143
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts Payable
           and Accrued Expenses                              $  1,697,990    $    880,478
      Accrued Dividends Payable                                   540,241         483,288
      Loan Payable                                              1,371,824         285,407
      Current maturity of capital
           lease obligation                                        10,135           9,715
      Other current liabilities                                 1,900,233       2,155,978
                                                             ------------    ------------

Total Current Liabilities                                       5,520,423       3,814,866
                                                             ------------    ------------
Long-term capital lease obligation                                 19,150          26,134
                                                             ------------    ------------

Stockholders' Equity
      Convertible Preferred
           (Series B) 7% cum. Div                               4,500,000       4,500,000
      Convertible Preferred (Series D)                                 --         290,000
      Convertible Preferred (Series E)                                 --         240,000
      Convertible Preferred (Series H)                          1,030,000       1,080,000
      Common Stock                                             25,497,905      23,983,073
      Additional Paid-In-Capital                                1,932,968       1,884,846
      Deficit Accumulated during
           development stage                                  (30,560,974)    (27,336,655)
                                                             ------------    ------------
                                                                2,399,899       4,641,264

Less:  subscription receivable                                    (14,309)        (14,309)
         deferred compensation                                   (755,219)     (1,300,812)
                                                             ------------    ------------

Total Stockholders' Equity                                      1,630,371       3,326,143
                                                             ------------    ------------

Total Liabilities and Stockholders' Equity                   $  7,169,944    $  7,167,143
                                                             ============    ============

                  * Condensed from audited financial statements
                   The accompanying notes are an integral part
                     of these condensed financial statements

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                                   (Unaudited)

                        CONDENSED STATEMENT OF OPERATIONS

                                             Six Months Ended              Three Months Ended        Since Inception
                                               December 31,                   December 31,            (12/10/93) to
                                             1998        1997               1998        1997        December 31, 1998
                                             ----        ----               ----        ----        -----------------
                                                       Restated                       Restated
Compensation and related benefits:
      Administrative/Engineering       $    642,422    $    810,195    $    350,358    $    401,773    $  7,117,660
      Research and development              410,730         163,355         224,000          69,318       2,155,819
      Research/Development expenses          73,971         310,400          27,196         154,563       2,992,865
      Advertising/Promotion                  31,578         294,469          24,829         269,386         905,419
      Selling/General/Administrative        350,863         493,696         255,407         164,293       1,653,000
      Clinical expenses                      13,793           4,652           9,917           4,025         374,468
      Consulting expenses                    75,687         484,797          45,691         479,651       3,012,271
      Insurance costs                        82,788          92,112          37,773          43,995         411,579
      Professional fees                     306,197         339,975         266,167         222,985       1,658,032
      Stockholder expenses                       --          73,487              --          20,654          96,510
      Trade show expenses                    82,850          99,003          41,207          59,273         588,308
      Travel and subsistence costs           61,190          55,406          28,858          38,648         518,349
      Rent expense                           19,264          21,623          10,487          21,623         266,725
      Interest expense                      147,765              --         147,022              --         230,361
      Depreciation and amortization         113,746         138,747          56,873          69,374         789,608
      Amortization of
       deferred compensation                755,219         729,156         377,609         364,578       3,309,031
      Interest Income                          (696)        (13,751)            (22)        (12,823)       (198,113)
                                       ------------    ------------    ------------    ------------    ------------


                                          3,167,367       4,097,322       1,903,372       2,371,316      25,881,892
                                       ------------    ------------    ------------    ------------    ------------

           Net Loss                    ($ 3,167,367)   ($ 4,097,322)   ($ 1,903,372)   ($ 2,371,316)   ($25,881,892)

Dividends on cumulative Pfd. Stock:
      From discount at issuance                  --        (888,171)             --        (182,433)     (4,074,609)
      Earned                                (56,953)       (158,794)             --         (79,397)       (604,473)
                                       ------------    ------------    ------------    ------------    ------------

Net loss applicable to common
 shareholders                          ($ 3,224,320)   ($ 5,144,287)   ($ 1,903,372)   ($ 2,633,146)   ($30,560,974)
                                       ============    ============    ============    ============    ============
Net loss per common share:
Basic:
Net loss per common share              ($       .09)   ($       .21)   ($       .05)   ($       .11)   ($      1.31)
                                       ============    ============    ============    ============    ============
Weighted average no. of shares           38,102,301      25,581,160      38,436,155      25,963,757      23,403,077
                                       ============    ============    ============    ============    ============


Diluted:
Net loss per common share              ($       .09)   ($       .21)   ($       .05)   ($       .11)   ($      1.31)
                                       ============    ============    ============    ============    ============

Weighted average no. of shares           38,102,301      25,581,160      38,436,155      25,963,757      23,403,077
                                       ============    ============    ============    ============    ============

                   The accompanying notes are an integral part
                     of these condensed financial statements

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)


                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months           Since inception
                                                       Ended December 31,        (12/10/93) to
                                                     1998              1997     December 31, 1998
                                                     -----------------------   -------------------
                                                                   Restated
Cash  provided by (used for) Operations:
       Net loss                                    ($ 3,167,367)   ($ 4,097,322)   ($25,881,892)
       Changes in assets and liabilities              1,780,786       1,824,408      13,248,279
                                                   ------------    ------------    ------------
       Net cash provided by operations               (1,386,581)     (2,272,914)    (12,633,613)
                                                   ------------    ------------    ------------

Investments
      Capital expenditures                              (59,748)       (587,711)     (6,519,733)
                                                   ------------    ------------    ------------
      Cash used for investments                         (59,748)       (587,711)     (6,519,733)
                                                   ------------    ------------    ------------


Cash flows from financing activities:
      Repayment of capital lease obligation              (6,564)         (5,468)        (21,004)
      Proceeds from stockholder loan, net             1,086,417         360,407       1,371,824
      Proceeds from issuance of preferred stock              --       2,600,000      12,659,500
      Net proceeds from issuance of common stock         82,964          97,547       5,169,670

      Net cash provided by financing activities       1,162,817       3,052,486      19,179,990
                                                   ------------    ------------    ------------

Net increase (decrease) in cash                        (283,512)        191,861          26,604

Cash, beginning of period                               310,116         383,223              --
                                                   ------------    ------------    ------------

Cash, end of period                                $     26,604    $    575,084    $     26,604
                                                   ------------    ------------    ------------

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

The Company has incurred net losses from continuing operations, before discounts and dividends on convertible preferred stock issuances, since inception through December 31, 1998 of approximately $25,881,892. Net losses for the same period applicable to common shareholders was approximately 30,560,974. The Company anticipates that loss from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLMtm and other research and development activities. There can be no assurances that the CTLMtm will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLMtm to allow the Company to operate profitably.

RESULTS OF OPERATIONS

General and administrative expenses during the three months and six months ended December 31, 1998, were $255,407 and $350,863, respectively, representing an increase of $91,114 and a decrease of $142,833 for the corresponding periods for 1997. The increase during the three-month period ending December 31, 1998, was primarily due to certain administrative costs associated with registration delay penalties on Series H Convertible Preferred Stock and placement fees. The decrease during the six-month period ending December 31, 1998, was primarily due to the reduction of the following expenses: maintenance and repairs, office supplies, placement fees, and printing expense.

Compensation and related benefits during the three months and six months ended December 31, 1998, were $574,358 and $1,053,152, respectively, representing an increase of $103,267 and an increase of $79,602 for the corresponding periods for 1997. This increase was primarily due to additional compensation expenses as a result of the hiring of 3 additional employees during the calendar year 1998.

Research and development expenses during the three months and six months ended December 31, 1998, were $27,196 and $73,971 , respectively, representing a decrease of $127,367 and a decrease of $262,891 for the corresponding periods for 1997. These decreases are due primarily to finalizing certain components of the CTLM(TM) device.

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

Clinical expenses during the three months and six months ended December 31, 1998, were $9,917 and $13,793 representing an increase of $5,892 and $9,141 for the corresponding periods for 1997. The increase is due primarily to costs associated with the 20 patient in-vivo (human) clinical investigational trials conducted under an Investigational Device Exemption (IDE) conducted at the Company which concluded in December 1998.

Consulting expenses during the three months and six months ended December 31, 1998, were $45,691 and 75,687 representing a decrease of $433,960 and $409,110 for the corresponding periods for 1997. The decrease is due primarily to the termination of outside consultants needed for special non-recurring projects required prior to placing CTLM(TM) units into clinical trials.

Insurance costs during the three months and six months ended December 31, 1998, were $37,773 and $82,788 representing a decrease of $6,222 and $9,324 for the corresponding periods for 1997. The decrease is due primarily to installment premiums for Workers' Comp. were paid in full in the previous quarter and a reduction in premium for the Company's Directors and Officers liability policy.

Professional expenses during the three months and six months ended December 31, 1998, were $266,167 and $306,197 representing an increase of $43,182 and a decrease of $33,778 for the corresponding periods for 1997. The three-month increase is due primarily to an increase in legal fees on legal matters The six-month over-all decrease is due to a reduction of legal expenses for the period.

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

Travel and subsistence costs during the three months and six months ended December 31, 1998 were $28,858 and $61,190 representing a decrease of $9,790 and an increase of $5,784 for the corresponding periods for 1997. The three-month decrease was primarily due to reduced travel and housing expenses for consultants The six-month increase was primarily due to increased travel and housing expenses for consultants and employees.

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

Dividend expense on cumulative preferred stock, from discount at issuance and earned during the three months and six months ended December 31, 1998 was $127,117 and $184,070 representing a decrease of $451,738 and $1,441,750 for the corresponding periods for 1997. The net loss per common share allocated to the dividends during the three months and six months ended December 31, 1998 was $.003 and $.005 respectively. The Company has the option to pay the dividends in common stock.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operating and research and development activities through several Regulation S and Regulation D private placement transactions. Net cash used for operating and research and development expenses during the second quarter ending December 31, 1998 was $532,315 primarily due to the Company's continued research and development of the CTLM(TM) device and preparations for FDA Clinical Trials including the manufacture of five (5) CTLM(TM) Breast Imaging Systems, compared to net cash used by operating activities of research and development of the CTLM(TM) device and related software development of $1,213,924 in the same quarter of 1997. At December 31, 1998, the Company had a working capital of ($1,802,653) compared to a working capital of ($363,376) at December 31, 1997.

During the second quarter ending December 31, 1998, the Company was able to raise a total of $715,000 through Regulation D transactions. These transactions were all short-term loans from unaffiliated third parties and one employee. See
Item 5, Other Information. The Company may continue to receive working capital from the exercise of stock options, private placements and long term debt and operations. If the Company's working capital is insufficient to fund its operations, it would have to explore additional sources of financing. No assurances, however, can be given that future financing would be available or if available, that it could be obtained at terms satisfactory to the Company. The Company's ability to effectuate its plan of and continue operations is dependent on its ability to raise capital, structure a profitable business, and generate revenues.

Capital expenditures for the second quarter ending December 31, 1998 were approximately $38,465 as compared to approximately $522,199 for the second quarter ending December 31, 1997. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, tradeshow equipment, computer software, laboratory equipment and other fixed assets. The Company anticipates that the balance of its capital needs for the fiscal year ending June 30, 1999 will be approximately $115,000.

During the six months ending December 31, 1998 the Company entered into short-term loan agreements with unaffiliated third parties and one employee. See
Item 5, Other Information. The Company had no outstanding bank loans as of December 31, 1998. The Company's fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. The Company will require substantial additional funds for its research and development programs, pre-clinical and clinical testing, operating expenses, regulatory processes, and manufacturing and marketing programs. The Company's future capital requirements will depend on many factors, including the following: the progress of its research and development projects; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approvals; obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish; and the development of commercialization activities and arrangements. The Company does not expect to generate a positive internal cash flow for at least several years due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(TM) device. The Company does not have sufficient cash to fund the Company's operations until the end of the fiscal year ending June 30, 1999 requiring it to secure additional funding through the private placement sale of debt or equity securities.

ISSUANCE OF STOCK FOR SERVICES/DILUTIVE IMPACT TO SHAREHOLDERS
The Company has and may continue to issue stock for services performed and to be performed by consultants. Since the Company has generated no revenues to date, its ability to obtain and retain consultants may be dependant on it ability to issue stock for services. Since July 1, 1996 to May 21, 1999, the Company has issued an aggregate of 1,806,500 shares of common stock pursuant to Registration Statements on Form S-8. The aggregate fair market value of the shares was $2,327,151. The issuance of large amounts of common stock for services rendered or to be rendered and the subsequent sale of such shares may depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change of control of the Company. See `Issuance of Stock for Services" and "Note 16 to Financial Statements".

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                NONE.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company has not submitted any matters to a vote of Security Holders. As of the 3rd day of December 1998, Austost Anstalt Schaan, Avalon Capital Ltd., Balmore Funds S.A., Steven Cohen, Canadian Capital Fund Ltd., Dominion Capital Funds, Ltd. Linda B. Grable, Richard J. Grable, Deborah O'Brien, The Malcolm Kanan Empire Trust and Allan L. Schwartz, (collectively "the Majority Common Shareholders"), and Goodland International Investment Ltd., Weyburn Overseas Limited, Austost Anstalt Schaan and Balmore Funds S.A (collectively "the Majority Preferred Shareholders authorized by written action, the Company's adoption of an amendment (the "Amendment"), to the Company's Certificate of Incorporation, as amended, to increase the authorized common stock, no par value per share ("Common Stock"), of the Company from 48,000,000 shares to 100,000,000 shares (the "Written Action"). Taking into account such provisions, the Majority Common Shareholders and the Majority Preferred Shareholders (collectively, "the Majority Shareholders") were entitled to and voted the number of shares set forth opposite their names:


                                                       % OF COMMON                              % OF SHARES
                              # OF COMMON                 SHARES            # OF PREFERRED        PREFERRED
       NAME                      SHARES               OUTSTANDING (1)            SHARES         OUTSTANDING (2)
       ----                      ------               ---------------            ------         ---------------
Austost Anstalt Schaan (4)         342,533              .9%                        50                8.96%
Avalon Capital Ltd.                673,401             1.7%
Balmore Funds S.A(5)               342,533              .9%                        50                8.96%
Steve Cohen                        396,700             1.0%
Canadian Capital Fund Ltd.         636,379            1.65%
Dominion Capital Funds Ltd.      1,334,996             3.5%
Goodland International
Investment Ltd. (3)                                                               315               56.45%
Linda B. Grable                  3,497,800             9.1%
Richard J. Grable                7,995,040            20.8%
Deborah O'Brien                    287,000              75%
Allan L. Schwartz                3,579,980             9.3%
The Malcolm Kanan Empire
Trust                            1,200,000             3.1%
Weyburn Overseas Limited (2)                                                      135               24.19%

      TOTAL                     20,328,462            52.8%                       550               98.56%

-----------------
1. This column sets forth the percentage of the total number of common shares outstanding as of December 3, 1998 (38,510,399 shares), the date the final written action was executed and presented to the Company's Board of Directors. As of February 17, 1999, there are 39,381,401 shares of common stock outstanding.
2. This column set forth the percentage of the total number of Preferred Shares outstanding as of December 3, 1998 (558 Shares).
3. Everest Capital Limited, is the investment manager for Weyburn Overseas Limited and Goodland International Investments, Ltd. Mr. John Malloy is the Managing Director of Everest Capital Limited, a British Virgin
     Island corporation.
4. Thomas Hackl and Peter Nakowitz are the Directors of and have voting control over Austost Anstalt Schaan, a British Virgin Island corporation.
5. Francois Morax and Matityahu Kaniel are the Directors of and have voting control over Balmore Funds S.A., a Liechtenstein corporation.

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

---------------- ------------- --------------- ----------------- --------------- --------------   --------------
                 30-Day Avg.   30-Day Avg.     30-Day Avg.       30-Day Avg.     30-Day Avg.      30-Day Avg.
                 Daily         Daily Trading   Daily Trading     Daily Trading   Daily            Daily
Closing Price    Trading       Volume          Volume            Volume          Trading          Trading
                 Volume        50,001-75,000   75,001-100,000    100,001-125,000 Volume           Volume
                 25,000-50,000                                                   125,001-150,000  150,001 and
                                                                                                  Above
---------------- ------------- --------------- ----------------- --------------- --------------   --------------
$0.50-$1.00      $100,000      $150,000        $200,000          $250,000        $300,000         $350,000
---------------- ------------- --------------- ----------------- --------------- --------------   --------------
$1.01 - $1.50    $150,000      $200,000        $250,000          $300,000        $350,000         $400,000
---------------- ------------- --------------- ----------------- --------------- --------------   --------------
$1.51 - $2.00    $200,000      $250,000        $300,000          $350,000        $400,000         $450,000
---------------- ------------- --------------- ----------------- --------------- --------------   --------------
$2.01 - $2.50    $250,000      $300,000        $350,000          $400,000        $450,000         $500,000
---------------- ------------- --------------- ----------------- --------------- --------------   --------------
$2.51 - $3.00    $300,000      $350,000        $400,000          $450,000        $500,000         $550,000
---------------- ------------- --------------- ----------------- --------------- --------------   --------------
$3.01 - $3.50    $350,000      $400,000        $450,000          $500,000        $550,000         $600,000
---------------- ------------- --------------- ----------------- --------------- --------------   --------------
$3.51 - $4.00    $400,000      $450,000        $500,000          $550,000        $600,000         $650,000
---------------- ------------- --------------- ----------------- --------------- --------------   --------------
$4.01 - Above    $450,000      $500,000        $550,000          $600,000        $650,000         $700,000
---------------- ------------- --------------- ----------------- --------------- --------------   --------------

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


Dated: May 21, 1999