Form 10QSB/A
period 1999-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1999-07-22
CIK 790652

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

Commission file number: 0-26028

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

        Florida                                              22-2671269
------------------------                             -------------------------
(State of incorporation)                             (IRS employer Ident. No.)

       6531 N.W. 18th Court, Plantation, FL                      33313
  ------------------------------------------                  ----------
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

================================================================================

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)


Part I - Financial Information                                                       Page
------------------------------                                                       ----

Condensed Balance Sheet -
      March 31, 1999 and June 30, 1998.......................................          3

Condensed Statement of Operations - Three months and nine months ended
      March 31, 1999 and 1998, and December 10,
      1993 (date of inception) to March 31, 1999..............................         4

Condensed Statement of Cash Flows - Nine months ended March 31, 1999 and
      1998, and December 10, 1993 (date of inception) to March 31,
      1999...................................................................          5

Statement of Stockholders' Equity

      Nine months ended March 31, 1999.......................................          6

Notes to Condensed Financial Statements......................................          7


Financial Condition and Results..............................................          8


Part II - Other Information


Item 1.    Legal Proceedings.................................................         12

Item 2.    Changes in Securities.............................................         12

Item 3.    Defaults Upon Senior Securities...................................         13

Item 4.    Submission of Matters to a Vote of
                Security Holders ............................................         13

Item 5.    Other Information.................................................         14

Item 6.    Exhibits and Reports on Form 8-K..................................         27

Signature ...................................................................         28

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)

                             Condensed Balance Sheet

                                     Assets

                                             March 31, 1999            June 30, 1998
                                             --------------            -------------
                                              (Unaudited)                 *Audited
Current Assets
      Cash                                    $    127,555              $    310,116
      Inventory                                  3,685,939                 3,214,045
      Prepaid expenses                              23,724                    33,539
      Other current assets                          19,000                      -
                                              ------------              ------------

           Total Current Assets                  3,856,218                 3,557,700
                                              ------------              ------------

Property and Equipment, net                      2,863,791                 2,920,980
Other Assets                                       587,080                   688,463
                                              ------------              ------------

Total Assets                                  $  7,307,089              $  7,167,143
                                              ============              ============


                      Liabilities and Stockholders' Equity

Current Liabilities
      Accounts Payable
           and Accrued Expenses               $  1,444,259              $    880,478
      Accrued Dividends Payable                    540,241                   483,288
      Shareholder Loans                          2,112,103                   285,407
      Current maturity of capital
           lease obligation                         10,351                     9,715
      Other Current Liabilities                  1,900,233                 2,155,978
                                              ------------              ------------

Total Current Liabilities                        6,007,187                 3,814,866
                                              ------------              ------------

Long-term capital lease obligation                  18,289                    26,134
                                              ------------              ------------

Redeemable Convertible Preferred Stock
      (Series G)                                   477,117                      -
Stockholders' Equity
      Convertible Preferred
           (Series B) 7% cum. Div.               4,500,000                 4,500,000
      Convertible Preferred (Series D)                -                      290,000
      Convertible Preferred (Series E)                -                      240,000
      Convertible Preferred (Series H)           1,030,000                 1,080,000
      Common Stock                              25,756,842                23,983,073
      Additional Paid-In-Capital                 1,932,968                 1,884,846
      Deficit Accumulated during
           development stage                   (32,023,396)              (27,336,655)
                                              ------------              ------------

                                                 1,196,414                 4,641,264

Less subscription receivable                       (14,309)                  (14,309)
Less deferred compensation                        (377,609)               (1,300,812)
                                              ------------              ------------

Total Stockholders' Equity                         804,496                 3,326,143
                                              ------------              ------------

Total Liabilities and
           Stockholders' Equity               $  7,307,089              $  7,167,143
                                              ============              ============

                  * Condensed from audited financial statements
                   The accompanying notes are an integral part
                     of these condensed financial statements

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)
                                   (Unaudited)

                        Condensed Statement of Operations



                                            9 Months Ended                   3 Months Ended            Since Inception
                                            March 31,                        March 31,                 (12/10/93) to
                                            1999           1998              1999            1998      March 31, 1999
                                            -----------------------          --------------------      --------------
                                                        (Restated)                        (Restated)
Compensation and related benefits:
      Administrative/Engineering         $1,005,848      $1,220,987        $363,426        $410,792      $7,481,086
      Research and development              643,085         288,177         232,355         124,822       2,388,174
      Research/Development expenses          76,779         367,581           2,808          57,181       2,995,673
      Advertising/Promotion                  33,761         319,280           2,183          24,811         907,602
      Selling/General/Administrative        501,338         653,109         150,476         159,413       1,803,476
      Clinical expenses                      14,901           7,096           1,108           2,444         375,576
      Consulting expenses                    79,687         808,091           4,000         323,294       3,016,271
      Insurance costs                       121,376         129,790          38,588          37,678         450,167
      Professional fees                     245,635         423,499         (60,563)         83,524       1,597,469
      Stockholder expenses                    7,889          74,348           7,889             861         104,399
      Trade show expenses                   100,208         134,802          17,358          35,799         605,666
      Travel and subsistence costs           74,059          74,146          12,869          18,740         531,218
      Rent expense                           27,066          16,320           7,058          (5,303)        273,783
      Interest expense                      268,555           2,126         121,533           2,126         351,896
      Depreciation and amortization         170,619         208,120          56,873          69,373         846,481
      Amortization of
        deferred compensation             1,132,829       1,093,734         377,610         364,578       3,686,641
      Interest Income                          (964)        (19,245)           (268)         (5,494)       (198,381)
                                        -----------     -----------     -----------     -----------   -------------

                                          4,502,671       5,801,961       1,335,303       1,704,639      27,217,197
                                        -----------     -----------     -----------     -----------   -------------

           Net Loss                     ($4,502,671)    ($5,801,961)    ($1,335,303)    ($1,704,639)   ($27,217,197)

Dividends on cumulative Pfd. Stock:
      From discount at issuance            (127,117)     (1,389,387)       (127,117)       (501,216)     (4,201,726)
      Earned                                (56,953)       (236,433)           -            (77,639)       (604,473)
                                        -----------     -----------     -----------     -----------   -------------

Net loss applicable to common
  shareholders                          ($4,686,741)    ($7,427,781)    ($1,462,420)    ($2,283,494)   ($32,023,396)
                                        ===========     ===========     ===========     ===========    ============

Net loss per common share:
Basic:
Net loss per common share                     ($.13)          ($.28)          ($.04)          ($.08)         ($1.33)
                                              =====           =====           =====           =====          ======
Weighted avg. no. of common shares       38,604,361      26,447,340      39,595,946      28,764,621      24,168,028
                                        ===========     ===========     ===========     ===========    ============

Diluted:
Net loss per common share                     ($.13)          ($.28)          ($.04)          ($.08)         ($1.33)
                                             ======          ======          ======          ======         =======
Weighted avg. no. of common shares       38,604,361      26,447,340      39,595,946      28,764,621      24,168,028
                                       ============    ============    ============    ============    ============


                   The accompanying notes are an integral part
                     of these condensed financial statements

                        Imaging Diagnostic Systems, Inc.
                         (A Developmental Stage Company)


                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                     Nine Months                   Since inception
                                                     Ended March 31,               (12/10/93) to
                                                     1999             1998         March 31, 1999
                                                     -------------------------     --------------
                                                                     (Restated)
Cash  provided by (used for)
     Operations:
       Net loss                                    $(4,502,671)    $(5,801,961)    $(27,217,197)
       Changes in assets and liabilities             2,172,729       2,792,652       13,640,223
                                                   -----------     -----------     ------------
       Net cash provided by operations              (2,329,942)     (3,009,309)     (13,576,974)
                                                   -----------     -----------     ------------

Investments
      Capital expenditures                            (113,430)     (1,278,388)      (6,573,455)
                                                   -----------     -----------     ------------
      Cash used for investments                       (113,430)     (1,278,388)      (6,573,455)
                                                   -----------     -----------     ------------


Cash flows from financing activities:
      Repayment of capital lease obligation             (7,209)         (6,625)         (21,649)
      Other financing activities                     1,840,056         360,407        2,125,463
      Proceeds from issuance of preferred stock        345,000       3,850,000       13,004,500
      Net proceeds from issuance of common stock        82,964         127,582        5,169,670
                                                   -----------     -----------     ------------

      Net cash provided by financing activities      2,260,811       4,331,364       20,277,984
                                                   -----------     -----------     ------------

Net increase in cash                                  (182,561)         43,667          127,555

Cash, beginning of period                              310,116         383,223             -
                                                   -----------     -----------     ------------

Cash, end of period                                   $127,555        $426,890         $127,555
                                                   -----------     -----------     ------------

                   The accompanying notes are an integral part
                     of these condensed financial statements

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                        Statement of Stockholders' Equity

                        Nine Months Ended March 31, 1999

                                                              Preferred Stock                Common Stock
                                                           -----------------------      ------------------------         Additional
                                                            Number of                   Number of                         Paid-In
                                                             Shares       Amount         Shares         Amount            Capital
                                                           ----------   ----------      ---------    ------------       -----------

Balance at July 1, 1998                                       611       $ 6,110,000     36,493,544   $ 23,983,073       $ 1,884,846
                                                           ------       -----------     ----------   ------------       -----------

Conversion of preferred stock to common stock                 (58)         (580,000)     1,267,245        741,503          (161,503)

Common stock sold                                                                          200,000         60,000

Common stock issued in exchange for services                                               671,300        334,280

Common stock issued for compensation                                                       130,200         79,422

Common stock issued with exercise of stock options                                          65,612        124,464

Stock issued as payment on accrued liquidated damages                                      424,242        140,000

Stock issued in satisfaction of debt                                                       286,000         65,000

Stock issued in connection with loans to company                                           490,000        229,100

Issuance of Series G Redeemable Preferred Stock

Dividends accrued on preferred stock not yet converted

Stock options granted                                                                                                       209,625

Amortization of deferred compensation

Net loss
                                                           ------       -----------     ----------   ------------       -----------
Balance at March 31, 1999                                     553       $ 5,530,000     40,028,143   $ 25,756,842       $ 1,932,968
                                                           ======       ===========     ==========   ============       ===========

                                                                     Deficit
                                                                   Accumulated
                                                                    During the
                                                                   Development    Subscriptions      Deferred
                                                                      Stage         Receivable     Compensation     Total
                                                                   -----------    -------------    ------------  -----------

Balance at July 1, 1998                                         $ (27,336,655)     $ (14,309)    $ (1,300,812)   $ 3,326,143
                                                                -------------      ---------     ------------    -----------

Conversion of preferred stock to common stock

Common stock sold                                                                                                     60,000

Common stock issued in exchange for services                                                                         334,280

Common stock issued for compensation                                                                                  79,422

Common stock issued with exercise of stock options                                                                   124,464

Stock issued as payment on accrued liquidated damages                                                                140,000

Stock issued in satisfaction of debt                                                                                  65,000

Stock issued in connection with loans to company                                                                     229,100

Issuance of Series G Redeemable Preferred Stock                      (127,117)                                      (127,117)

Dividends accrued on preferred stock not yet converted                (56,953)                                       (56,953)

Stock options granted                                                                                (209,625)          -

Amortization of deferred compensation                                                               1,132,828      1,132,828

Net loss                                                           (4,502,671)                                    (4,502,671)
                                                                -------------      ---------     ------------    -----------
Balance at March 31, 1999                                       $ (32,023,396)     $ (14,309)    $   (377,609)   $   804,496
                                                                =============      =========     ============    ===========

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein has been condensed from financial statements prepared March 31, 1999. The results of operations for the nine-month period ended March 31, 1999 is not necessarily indicative of the results to be expected for the full year.

NOTE 2 - GOING CONCERN


The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt and/or equity financing. The Company has yet to generate an internal cash flow, and until the sales of its product begin, the Company is totally dependent upon debt and equity funding. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations".


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

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE RISKS AND UNCERTAINTIES SET FORTH UNDER THE CAPTION "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS", IN THE COMPANY'S FORM 10-KSB, AS AMENDED, FOR THE YEAR ENDED JUNE 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Imaging Diagnostic Systems, Inc. (the "Company") is a developmental stage company, which, since inception, has been engaged in research and development of its Computed Tomography Laser Mammography ("CTLM(TM)"). The CTLM(TM) is a breast-imaging device for the detection of cancer, utilizes laser technology and proprietary computer algorithms to produce three dimensional cross section slice images of the breast. Due to the fact that the Company is in the last stages of the development of its cancer detection technology and its CTLM(TM), it has not yet engaged in any marketing or distribution of it products and therefore has had no revenue from its operations.

The Company has incurred net losses applicable to common shareholders since inception through March 31, 1999 of approximately $32,023,396 after discounts and dividends on preferred stock. The Company anticipates that losses from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(TM), the costs associated with the clinical trials and other research and development activities. There can be no assurances that the CTLM(TM) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(TM) to allow the Company to operate profitably.


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

Professional expenses during the three months and nine months ended March 31, 1999, were $(60,563) and $234,697 representing a decrease of $155,025 and $188,802 for the corresponding periods for 1998. The decrease in professional fees is a result of the reversing of the accrued expenses related to the potential legal fees associated with the litigation that was settled effective April 6, 1999. These amounts had been originally accrued pursuant to FASB Statement 5. See Item 1. Legal Proceedings.

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


Interest expense during the three months and nine months ended March 31, 1999 was $121,533 and $268,555 representing an increase of $119,407 and $266,429 for the corresponding periods for 1998. The increase is due primarily to recording the loans that the company has entered into since July 1, 1998. The Company had an increase of $39,095 during the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998 in the amortization of deferred compensation. The increase was a result of the issuance of stock options to the officers of the Company during July 1998. The $18,281 decrease in interest income during the same comparative periods was a result of the overall decrease in cash that was invested by the company on a daily basis.

Dividends on cumulative preferred stock from discount at issuance decreased $1,262,270 during the nine months ended March 31, 1999, as compared to the nine months ended March 31, 1998. The decrease was a result of the Company completing only one preferred stock issuance during this nine-month period, compared with four issuances during the prior nine-month period. The dividends earned on the cumulative preferred stock for the nine months ended March 31, 1999 decreases $179,480 when compared with the nine months ended March 31, 1998, as the Company discontinued accruing the dividends to the Series B Holders when they received the notice of conversion from the Series B Holders. The net loss per common share allocated to the dividends during the three months and nine months ended March 31, 1999 was $.003 and $.005 respectively. The Company has the option to pay the dividends in common stock.

BALANCE SHEET DATA


The Company's combined cash and cash equivalents totaled $127,555 as of March 31, 1999. This is a decrease of $182,561 from $310,116 for the year ended June 30, 1998. On March 17, 1999 Imaging Diagnostic Systems, Inc. finalized a private placement transaction resulting in $350,000 in equity financing respectively. On March 10, and 31, 1999 the Company received an advance, in the aggregate, of $195,000 from the Convertible Debenture, which was finalized on April 6, 1999. See Item 5, Other Information, Private Placements, and Convertible Debenture.


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


LIQUIDITY AND CAPITAL RESOURCES

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt and/or equity financing. The Company has yet to generate an internal cash flow, and until the sale of its product begins, the Company is totally dependent upon debt and equity funding. In the event that the Company is unable to obtain debt or equity financing or is unable to obtain such financing on terms and conditions acceptable to the Company, the Company may have to cease or severely curtail its operations. This would materially impact the Company's ability to continue as a going concern.


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


On May 28, 1998, the Company announced that it had entered into an irrevocable agreement with a consortium of prominent banking institutions, which will invest up to $15 million in the Company over the next three years. The Company estimates that $2.3 million will be required to complete FDA clinical trials through PMA submission and to ramp-up for the manufacture of the CTLM(TM) device. Statements made in the May 28th announcement are no longer accurate because the Company was unable to draw on the equity credit line. Due to the unavailability of the principals of the investors, the workload of the investors' attorney and the time and effort spent by the Company in filing the Information Statement and Registration Statement, the formal Equity Line of Credit Agreement was delayed. During this time the price of the Company's stock declined from $.54 on May 27, 1998 to $.26 on August 27, 1998. As a result of the stock price decline, the Company could not utilize the Equity Line because the stock price was below the minimum price at which the banking institutions are required to purchase the Company's equity securities. Moreover, due to the stock price decline, the Company had to increase its number of authorized shares in order to have shares available for the conversion of the Series B and other preferred shares. The increase in shares required an information statement filing with the Securities and Exchange Commission. Since the Company already had a commitment for the equity line of credit and could not utilize the equity line due to the stock price decline and the need for additional shares, the Company centered its time, efforts and resources on the Information Statement and Registration Statement and the Equity Agreement was not finalized until November 20, 1998. Although the equity line of credit is in place, the Company is unable to utilize it at the present time due to; (i) the price of the Company's Common Stock is now trading below the $.50 required closing price;
(ii) the Company and the investors will have to amend the agreement to provide for a draw down and issuance of the Common Stock pursuant to Regulation D and then registration of the shares; or (iii) the Company will have to file a shelf registration, if the such registration is available to the Company at the time it intends to use the equity line of credit.

During the third quarter ending March 31, 1999, the Company was able to raise a total of $350,000 less expenses through Regulation D private placements. On April 6, 1999, the Company finalized a Convertible Debenture in the amount of $1,100,000. See Section 5, Private Placements, Convertible Debentures. The Company may continue to receive working capital from the exercise of stock options, private placements and long-term debt and operations. If the Company's working capital were insufficient to fund its operations, it would have to explore additional sources of financing. No assurances can be given that future financing would be available or if available, that it could be obtained at terms satisfactory to the Company. The Company has already granted a mortgage on its corporate property as security for the convertible debenture and therefore, in all likelihood, would be unable to use such property to collateralize any additional financing. The Company's ability to effectuate its plan of and continue operations is dependent on its ability to raise capital, structure a profitable business, and generate revenues.

Capital expenditures for the third quarter ending March 31, 1999 were approximately $53,682 as compared to approximately $690,677 for the third quarter ending March 31, 1998. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, tradeshow equipment, computer software, laboratory equipment, and other fixed assets. The Company anticipates that the balance of its capital needs for the fiscal year ending June 30, 1999 will be approximately $60,000.

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

During the nine months ending March 31, 1999 there were no changes in the Company's existing debt agreements and the Company had no outstanding bank loans as of March 31, 1998. The Company's fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. The Company will require substantial additional funds for its research and development programs, pre-clinical and clinical testing, operating expenses, regulatory processes, and manufacturing and marketing programs. The Company's future capital requirements will depend on many factors, including the following: the progress of its research and development projects; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approvals; obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish; and the development of commercialization activities and arrangements. The Company does not expect to generate a positive internal cash flow for at least several years due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(TM) device. The Company does not have sufficient cash to fund the Company's operations until the end of the fiscal year ending June 30, 1998 requiring it to draw upon the second and third tranche of the Convertible Debenture and, if necessary, to secure additional funding through the private placement sale of debt or equity securities.

The Company entered into an agreement with The Hawke Group to provide financial public relations from October 15, 1997 to April 15, 1998. As part of their financial public relations engagement, The Hawke Group requested pro-forma projections for their Stock Highlights page. The Company furnished estimated revenues and pre-tax income in October 1997. The projections were based on statistics published in Diagnostic Imaging, an imaging trade journal, and the Company's estimate of the number of CTLM(TM) Systems that could be sold. In October 1997, the Company believed it could capture 30 units representing $7.5 million of the worldwide mammography market of $400 million in the first year. The domestic market represented a mammography market of $150 million. In the second and third year, the Company estimated that it could sell 75 and 186 foreign units and 135 and 300 domestic units, respectively. The Company believed it could achieve these projections because of the delivery of the laser components from Spectra-Physics in October 1997, which would enable it to resume clinical investigational trials and build a clinical atlas of case studies. The Company's Pacific Rim distributor representing thirteen Asian countries had stated that they were willing to purchase ten CTLM(TM) Systems immediately once the Company could provide a CD-ROM of clinical cases. The Company also had specific indications of interest for an additional twenty CTLM(TM) Systems which were to be sold in the Pacific Rim once the initial atlas was updated to include clinical data collected from the first ten Pacific Rim CTLM(TM) Systems. The purchase of the ten CTLM(TM) Systems and the indications of interest for the addition twenty CTLM(TM) Systems has been recently reconfirmed by the Pacific Rim distributor. Although FDA export approval is required for any exportation of the CTLM(TM), FDA marketing clearance is not required for sales outside the United States. The Company has not yet applied for FDA export approval for any country. Concurrent with the foreign sales, the Company believed it would have at least three clinical investigational sites in the United States providing the data required for Pre-Market Approval (PMA) from the FDA. Over the next few years, industry predictions are that mammography sales will increase due to replacement of older systems. The third year after the introduction of a new medical imaging device usually creates a demand as imaging centers and hospitals feel that they will lose market share if they cannot provide the new technology to their patients. New technology generates new business as experienced with MRI. A forward-looking disclaimer was included directly below the projections.

In February 1999, the Company, in an interview with the Miami Herald affirmed the basic projections qualifying them by stating that the results were anticipated for the fiscal year ending June 30, 2000. On the following pages is a comparison of the Hawke Projections and the February 1999 Projections.


Hawke Projections                                               February 1999 Projections
-----------------                                               -------------------------
Fiscal Year 6-30-98                                             Fiscal Year 6-30-00
30 foreign units at approximately $250,000                      30 foreign units at approximately $250,000
per unit                                                        per unit
no domestic                                                     no domestic
estimated revenue $7.5mm                                        estimated revenue $7.5mm
pre-tax income ($4mm)                                           pre-tax income ($4mm)

Fiscal Year 6-30-99                                             Fiscal Year 6-30-01
-------------------                                             -------------------
75 foreign units at approximately $250,000                      75 foreign units at approximately $250,000
per unit                                                        per unit
135 domestic units at approximately $350,000                    35 domestic units at approximately
per unit                                                        $350,000 per unit
estimated revenue $65.9mm                                       estimated revenue $65.9mm
pre-tax income $32mm                                            pre-tax income $32mm

Fiscal Year 6-30-00                                             Fiscal Year 6-30-02
-------------------                                             -------------------
186 foreign units at approximately $250,000                     186 foreign units at approximately $250,000
per unit                                                        $350,000  per unit
300 domestic units at approximately $350,000                    300 domestic units at approximately
per unit                                                        $350,000 per unit
estimated revenue $151.5mm                                      estimated revenue $151.5mm
pre-tax income $85.9mm                                          pre-tax income $85.9mm.

Due to the delay in the commencement of the Nassau County clinical investigational trials, the Company is unable to determine when it anticipates FDA marketing approval clearance or will be able to begin foreign distribution, since the Company has deferred foreign distribution of the CTLM(TM) until such time as it has collected enough clinical data to compile an atlas of CTLM(TM) images. The delay in the commencement of the Nassau County investigational trials has made the February 1999 revenue projections unattainable and the Company is presently unable to determine when it will begin to generate revenue.


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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


On July 10, 1997, the Company filed an action in the Circuit Court of the 17th Judicial Circuit in and for Broward County, case no. 97-10533, against Dr. Valey Kamalov ("Kamalov") and Irina Struganova. The complaint alleges that Kamalov, an ex-employee of the Company, violated his employment agreement with the Company while employed and after terminating his employment with the Company by violating non-compete, confidentiality, and invention covenants of the agreement. The Company believes that Dr. Kamalov appropriated propriety information of the Company and used Company time and resources to develop technology, which he removed from the Company for his own personal use after terminating his employment. In order to obtain and keep in place a temporary injunction that prohibited from using the technology and the propriety information, the Company had to post two bonds for an aggregate of $100,000. The technical aspects of the case were very complicated and the Court lifted the restraining order. The Company appealed and lost. Dr. Kamalov threatened to file a counterclaim. Due to the substantial legal expenses incurred and to be incurred by the Company in proceeding with the litigation, the possible addition of a counterclaim and the complicated technical aspects of the case, the Company's litigation counsel recommended that the Company settle the matter. The Company entered into a settlement in December 1998. Pursuant to the settlement, the Defendants retained $90,000 of the $100,000 bond and the remainder was returned to the Company.


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

----------
1. This column sets forth the percentage of the total number of common shares outstanding as of December 3, 1998 (38,510,399 shares), the date the final written action was executed and presented to the Company's Board of Directors. As of May 14, 1999, there are 41,736,766 shares of common stock outstanding.
2. This column set forth the percentage of the total number of Preferred Shares outstanding as of December 3, 1998 (558 Shares)
3. Everest Capital Limited, is the investment manager for Weyburn Overseas Limited and Goodland International Investments, Ltd. Mr. John Malloy is the Managing Director of Everest Capital Limited, a British Virgin Island corporation.

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

ITEM 5. OTHER INFORMATION

BACKGROUND

During the first year of operations, the Company researched the interaction between high speed, rapid pulsed (Ti-Sapphire) laser technology and various detection technologies associated with standard computed tomographic ("CT") schemes. This research was based upon a prototype that was developed by Richard Grable, the Company's Chief Executive Officer, prior to his association with the Company. During June of 1995, Mr. Grable filed a patent for his prototype, which was able to create images of a breast. The Company refined various software and hardware configurations and components of the device based on these first images, and filed a total of twelve ancillary United States patents from 1996. The Company intends to file an additional patent application within the next six months. During this period of time, there were further advances in laser technology effecting the size and stability of the laser component. The Company incorporated these changes by purchasing a laser package manufactured by Spectra-Physics, Inc.

In November 1995, the Company began discussions with Strax Breast Diagnostic Institute ("Strax") to conduct clinical trials at their facility. The original CTLM(TM) prototype used an Argon pump laser, which required a 6-ton water chiller. The landlord of the Strax office building was unwilling to allow the Company to install this chiller on the roof because of its weight and its potential to leak water. In December 1995, the Company learned of a new type of pump laser using diodes being developed by Spectra Physics Lasers. This new laser was powered by a standard 110-volt outlet and only required a small portable chiller to cool the crystal. Rather than continuing to develop the CTLM(TM) with a laser that required massive cooling, the Company decided to wait for delivery of the first Solid State Diode Pump laser package from Spectra-Physics. The lasers were delivered on January 24, 1996. Because it was the first of its kind, many modifications had to be made by Spectra-Physics field engineers to the lasers before it would operate to specification. The Company immediately began re-engineering the CTLM(TM) to integrate this new laser into its system.

After extensive testing of the laser system, the Company proceeded to design and build two pre-production CTLM(TM) scanners, one of which would be installed at Strax. In addition to the change in lasers, modifications were made in both the detection scheme and software.


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


The Company submitted its IDE application on January 8, 1996, and it was approved February 9, 1996. During calendar year 1996, among other matters, the Company further refined the detection scheme and laser power configuration in order to obtain substantially better image quality. In order to incorporate the changes, the Company was required to submit to the FDA an amendment to its IDE application. During the month of November 1996, the Company installed its device at the Strax Breast Diagnostic Center. Pursuant to the IDE, as amended, the Company was authorized to scan 50 patients at the Strax Breast Diagnostic Center in Lauderhill, Florida, and 20 additional patients at its in-house facility. The CTLM(TM) device was installed at Strax and 3 patients were scanned. After scanning the three patients at Strax, the Company learned of a different type of laser, which could be used in conjunction with the new Solid State Diode Pump laser package from Spectra-Physics. The Company believed that this additional laser component would greatly increase the performance and image quality of the CTLM(TM) device. The Company halted the clinical investigational trials at Strax in December 1996 and planned to resume the study after the second system modification. Strax, a not-for-profit corporation, requested a donation of $5,000, to be used to purchase needed medical equipment for the institute, which the Company paid on December 31, 1996. Because of the extensive re-engineering and design, and the delay in receiving the new laser components to be integrated into the system, the Company was unable to complete and test the new system in a timely manner. In fact, the first of these new components were not received until October 1997. Strax was unwilling to wait until the modifications were completed unless it received compensation for the CTLM(TM) remaining on its premises. In November 1997, Strax requested that the CTLM(TM) be removed from its premises. The CTLM(TM) was removed from Strax in November 1997. On May 20, 1998, the Company's termination of the IDE protocol and its final report was accepted by the FDA.

In February 1996, the Company entered into a letter of intent with an independent distributor to place a CTLM(TM) device at the Moscow Research Institute for Diagnostics. The letter of intent is still in place however, due to the further advances in laser technology the purchase of the new laser system, the modification and redesign of the CTLM(TM) hardware and software the actual placement has been delayed.

In February 1997, the Company announced today that the Institutional Review Board of Columbia JFK Medical Center located in Atlantis, Florida, approved its request to participate in the first phase of the clinical trials, The Company's liaison person and proposed principal investigator was Dr. Donna M. Gallagher. After Dr. Gallagher relocated, the Company did not pursue further involvement at the hospital.

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


On January 14, 1999, the Company received notice that the IDE application to extend the in-vivo study to Nassau County Medical Center was conditionally approved. The Company immediately supplied the additional documentation required by the FDA and the conditions were complied with. This IDE application is limited to one institution (Nassau County Medical Center) and 275 subjects. The Company had originally intended to have the CTLM(TM) positioned at Nassau County Medical Center not later than mid February 1999, however due to renovations at Nassau County Medical Center, the delivery of the CTLM(TM) was postponed until the renovations were complete. On March 3, 1999, the CTLM(TM) System was shipped to Nassau County Medical Center. Due to unforeseen problems at the Nassau County Facility, which are discussed in detail in "Nassau County Investigational Clinical Trials", no patients have been scanned to date.

The testing is designed to develop diagnostic criteria for CTLM(TM) images. The Company has entered into discussions with 4 hospitals, which are located in Chicago, Boston, and New York for potential clinical test sites. Although no firm commitments have been obtained from these hospitals, the Company believes that it will be able to expand the clinical testing to these areas. In order to expand its clinical trials to other sites, the expanded IDE application, which includes Nassau County, would have to be amended by supplying the required documentation i.e. the protocol, signed investigator agreement, IRB approvals, and the informed consent form.


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


Due to the delays in obtaining the new laser system, the delays in the modification and redesign of the CTLM(TM) and the delay in the commencement of the Nassau County clinical investigation trials, the Company is unable to determine when it anticipates FDA marketing clearance. Moreover, due to these delays, the Company is unable to determine when it will begin to generate revenue. See "Management Discussion and Analysis of Financial Condition and Results of Operations".


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

The investigation into the inmate's death was ongoing when another unforeseen event occurred, a demeaning Miami Herald newspaper article appeared on February 22, 1999. The Company has outside counsel reviewing the article with respect to the intention of the authors, the accuracy of the information, defamation, and libel. Nassau County administrators received a copy of the article through an unknown source within days of when the article appeared. Nassau County then began to receive harassing and defamatory phone calls with regard to the Company and the clinical trials. The tone of the article coupled with phone calls caused a serious concern among the Board of Managers (the "Board") of Nassau County. With one scandal already unfolding, the Board wanted to be sure that there would be no problems with the CTLM(TM) clinical trials.


On March 3, 1999, Nassau County halted the installation of the CTLM(TM) until the hospital could decide whether or not it wanted to proceed with the clinical trials. After a meeting with the Chief Executive Officer, Medical Director and several of the Board members of Nassau County on March 22, 1999 to discuss the issues, on March 26, 1999, Nassau County provided the Company with the following conditions under which the installation could continue:

     1. NCMC would have a laser expert review the use of the laser for breast imaging,

     2. The Company would reimburse Nassau County for costs associated with the project,

     3. The Head of Radiology would receive print-outs of the results immediately after each CTLM(TM) scan, and

     4.   No publicity.


On March 29, 1999, a letter was sent to Nassau County requesting confirmation of the four conditions. A written reply has not been received. On March 30, 1999, a letter was written by the Nassau County Medical Director granting IDSI access to the examination room to complete the installation and commence the study. On March 30, 1999, IDSI personnel arrived to continue the installation. During the installation, it was learned that the heat load produced by the CTLM(TM) device had not been considered by the Nassau County facilities personnel. The room temperature rose above an acceptable operating temperature for the lasers. Calibration of the CTLM(TM) could not be performed until the temperature problem was resolved. On April 14, 1999, Nassau County provided a portable air conditioning unit for the room. On April 15, 1999, IDSI personnel completed the calibration of the CTLM.

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


The conditions imposed by Nassau County essentially: (i) prevented the Company from performing any comparisons until all 275 volunteers have been scanned with the CTLM(TM); (ii) posed a risk that the patients selected by Nassau County may not be appropriate due to Nassau County's limited knowledge of the CTLM(TM), and
(iii) require payment in advance for 6 months of testing expenses for a three month study. Conditions (i) and (ii) were in direct contradiction to the previously accepted IDE protocol and oral agreements with Nassau County, and were caused, the Company believes, as a direct result of the Miami Herald article and tortuous acts by certain individuals.

The Company has no objection to paying reasonable and customary testing expenses actually incurred by Nassau County, however, the Company believed that the "blind study" proposed by Nassau County would defeat the purpose of the clinical investigational trials since the IDE clinical trials were designed to be a learning process, i.e. a series of studies, one building on the other. Each study builds the knowledge base on which to better interpret the next study. A "blind study" is used to determine the effectiveness of a device after the interpretation criteria has been established. A "blind study" without established interpretative criteria serves no clinical purpose. In addition, the Company believes that the review of all 275 cases at once time instead of on a daily or weekly basis would (i) multiply the complexity of the task; (ii) add at least 90 days to the IDE before the Company could develop interpretive criteria; and (iii) prevent the Company from making adjustments to the software or hardware of the CTLM(TM) that would improve the quality of the study.



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

At present, the Company believes that the issues with Nassau County can be resolved, however it has already entered into preliminary discussions with several other medical facilities in the event that it has to terminate the Nassau County site. In addition, the Company has entered into discussions with four hospitals, which are located in Chicago, Boston, and New York for potential clinical test sites. Although no firm commitments have been obtained from these hospitals, the Company believes that it will be able to expand the clinical testing to these areas. In order to move its Nassau County IDE to another site or to expand its clinical trials to other sites, the IDE application for Nassau County would have to be amended by supplying the required documentation i.e. the protocol, signed investigator agreement, IRB approvals and the informed consent form. See "Risk Factors-Government Regulation". See "Business-Regulatory and Clinical Status-United States/FDA" and Business Government Regulations"

The Company intends to perform studies at four hospitals each of, which will follow the IDE protocol for 275 volunteers to acquire effectiveness data on 1,100 women. Of these, 400 will be selected for actual submission. The reason for the plan to scan 1,100 women instead of only 400 is that volunteers in these kinds of programs for various reasons may withdraw from the study, not have a histological confirmation of their respective condition, for example a woman dies before her surgery, or other reason. Additionally, the Company plans to develop an Atlas of Clinical Examples on CD-ROM for teaching purposes. With a large number of examples of each breast condition typically encountered, the Atlas is expected to be of greater value.

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

                         ------------------------------------------------------------------------------------
                                                  Professional Specialty
                         Highest Degree Earned    General - Specific         Affiliation With NCMC
                         ------------------------------------------------------------------------------------
                         M.D.                     Neurology                  Yes
                         ------------------------------------------------------------------------------------
                         M.D.                     Surgery                    Yes
                         ------------------------------------------------------------------------------------
                         M.D.                     Pediatrics                 Yes
                         ------------------------------------------------------------------------------------
                         Reverend                 Other Fields, Religion     Yes
                         ------------------------------------------------------------------------------------
                         M.D.                     Obstetrics & Gynecology    Yes
                         ------------------------------------------------------------------------------------
                         Ph.D                     Psychiatry; Behavioral     Yes
                                                  Scientist
                         ------------------------------------------------------------------------------------
                         M.D.                     Pathology                  Yes
                         ------------------------------------------------------------------------------------
                         M.D.,                    Medicine-                  Yes
                         Ph.D.                    Allergy/Immunology
                         ------------------------------------------------------------------------------------
                         M.B.                     Administrator              No
                         ------------------------------------------------------------------------------------
                         J.D.                     Other Fields, Law          No
                         ------------------------------------------------------------------------------------
                         M.D.                     Psychiatry                 Yes
                         ------------------------------------------------------------------------------------
                         M.D.                     Pediatrics                 Yes
                         ------------------------------------------------------------------------------------
                         Ph.D.                    Obstetrics & Gynecology    Yes
                         ------------------------------------------------------------------------------------
                         M.D.                     Psychiatry                 Yes
                         ------------------------------------------------------------------------------------
                         Ph.D.                    Biostatistician            Yes
                         ------------------------------------------------------------------------------------
                         Ph.D.                    Anesthesiology             Yes
                         ------------------------------------------------------------------------------------
                         B.S.,  R.Ph.             Pharmacy                   Yes
                         ------------------------------------------------------------------------------------
                         Ph.D.                    Medicine-Biochemistry      Yes
                         ------------------------------------------------------------------------------------
                         Ph.D.                    Pediatrics-Microbiology    Yes
                         ------------------------------------------------------------------------------------
                         Ph.D.                    Administrative             Yes
                         ------------------------------------------------------------------------------------
                         M.D.                     Director for Academic      Yes
                                                  Affairs
                         ------------------------------------------------------------------------------------
                         Ph.D.                    Pathology                  Yes
                         ------------------------------------------------------------------------------------
                         M.D.                     Academic Affairs           Yes
                         ------------------------------------------------------------------------------------

PRIVATE PLACEMENTS


The Company has had to rely on the private placement of Preferred and common stock to obtain working capital. In deciding to issue Preferred Shares pursuant to the private placements, the Company took into account the number of common shares authorized and outstanding, the market price of the common stock at the time of each Preferred sale and the number of common shares the Preferred share would have been convertible into at the time of the sale. At the time of each private placement of Preferred Stock there were enough shares, based on the price of the Company's common stock at the time of the sale of the Preferred to satisfy the Preferred conversion requirements. Although the Company's Board of Directors tried to negotiate a floor on the conversion price of each series of Preferred Stock prior to sale, it was unable to do so. In order to obtain working capital the Company will continue to seek capital through debt or equity financing which may include the issuance of Convertible Preferred Stock whose rights and preferences are superior to those of the common stock holders. The Company will endeavor to negotiate the best transaction possible taking into account the impact on its shareholders, dilution, loss of voting power and the possibility of a change of control. However, in order to satisfy its working capital needs, the Company may be forced to issue convertible securities with no limitations on conversio. In addition, the dividends on the preferred stock affect the net losses applicable to shareholders. There are also adjustments as a result of the calculation of the deemed preferred stock dividends applicable because the Company has entered into contracts providing for discounts on the preferred stock when it is converted. As a result of the dividends on cumulative preferred stock, the net loss per common shareholder has increased from $.05 per share for fiscal year ending June 30, 1997 to $.07 per share for fiscal year ending June 30, 1998. The cumulative total is $.19 per share.



Series B Preferred Stock
In December 1996, the Company sold an aggregate of 450 shares of its Series B Convertible Preferred Stock, for an aggregate of $4,500,000, to Weyburn Overseas Limited ("Weyburn") and Goodland International Investment Ltd. ("Goodland") pursuant to Regulation D. At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $4.70 per share. Net proceeds to the Company of $4,500.000 were used for working capital and the continuous research, development and testing of the Company's CTLM(TM) device. No fees were paid in connection with this offering.



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

The Series B Preferred is convertible at 82% of the average bid price for the five trading days immediately preceding conversion and pays a premium of 7% per annum. As of the date of this Report, 60 shares of Series B Preferred Stock have been converted into 1,931,123 shares of common stock at a conversion price of $.379 per share. The converted shares and the shares underlying the Preferred are being registered by the Company for resale by the Series B Holders.


Series G Preferred Stock
On March 17, 1999, the Company finalized a private placement to Amro International, S.A., Nesher Inc., Hewlett Fund, and Guaranty & Finance Ltd. of 35 shares of its Series G Convertible Preferred Stock (the "Preferred Shares") at a purchase price of $10,000 per share and two year Warrants to purchase 65,625 shares of the Company's Common Stock at an exercise price of $.50 per share. The offering was conducted pursuant to Regulation D as promulgated under the Securities Act of 1933, as amended (the "Regulation D Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $.34 per share. In connection with the Regulation D Sale, the Company paid Settondown Capital International, Ltd., and Libra Finance S.A., unaffiliated Investment Bankers an aggregate of 3 shares of the Series G Preferred Stock for placement and legal fees. Net proceeds to the Company of $350,000 will be used for working capital and the continuous research, development and testing of the Company's Computed Tomography Laser Mammography (CTLM(TM)) device.


The Series G Preferred has no dividend provisions. The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to lesser of (i) seventy-five percent (75%) discount to the two lowest bids in a ten day period immediately preceding the conversion date; or (ii) $.54. There is no floor on the conversion price and no time limits on conversion. The shares can be converted at any time without additional consideration. Pursuant to the Subscription Agreement, and Series G Designation, the Series G Holder, or any subsequent holder of the Preferred Shares, is prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock of the Company. Due to this ownership limitation, the Series G Preferred Shares can only be converted in increments that, together with all shares of the Company's common stock held by the Holder, would not exceed 4.99%. Pursuant to the terms of the Registration Rights Agreement between the Company and the Series G Holders, the Company is required to register 100% of the number of shares that would be required to be issued if the Preferred Stock were converted on the day before the filing of the Registration Statement. In the event that the Registration Statement is not filed with 14 days from the closing or that it is not declared effective with in 60 days, the Company will be required to pay the Series G Holders, as liquidated damages for failure to have the Registration Statement declared effective, and not as a penalty three (3%) percent of the principal amount of the Securities for each thirty (30) day period thereafter until the Company procures registration of the Securities. In the event that the Registration Statement is not declared effective within 120 days, the Series G Holders have the right to force the Company to redeem the Series G Preferred at a redemption price of 120 % of the face value of the Preferred. Pursuant to the Registration Rights Agreement, 100% of that number of shares that would be required to be issued if the G Preferred Stock were converted on the day before the filing of the Registration Statement are being registered on behalf of the Holders.


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


Series I Preferred
On April 6, 1999, the Company also entered into a Subscription Agreement with Charlton whereby the Company agreed to issue to Charlton 138 shares of its Series I, 7% Convertible Preferred Stock. The Company's Board of Directors established the value of the Series I Preferred at $10,000 per share. Consideration for the subscription was paid as follows:

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


Pursuant to the Registration Rights Agreement, 100% of that number of shares that would be required to be issued if the I Preferred Stock were converted on the day before the filing of the Registration Statement are being registered on behalf of the Holders.


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

Convertible Debenture
The Company also entered into a Subscription Agreement with Charlton, pursuant to which Charlton purchased a Convertible Debenture for $1,100,000. In addition, the Company may draw down a second tranche in the amount of $825,000 anytime thirty (30) days after the effective date of the Registration Statement as long as the Company maintains an average closing bid price of $.45 for the ten (10) trading days immediately prior to the date the Company requests the second funding tranche. The Company may draw down a third tranche in the amount of $825,000 anytime sixty (60) days after the effective date of the Registration Statement as long as the Company maintains an average closing bid price of $.45 for the ten (10) trading days immediately prior to the date the Company requests the third funding tranche. When concluded, assuming all the conditions set forth above are met, the proceeds from the Debenture offering will be $2,750,000.


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

Pursuant to the Registration Rights Agreement, 100% of that number of shares that would be required to be issued if the Debenture were converted on the day before the filing of the Registration Statement are being registered on behalf of the Holders.


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


Certain Transactions
Richard J. Grable and. Linda B. Grable are husband and wife. Further, Richard J. Grable and Linda B. Grable are each "Control Persons" as a result of their control of a majority voting power of the Company's outstanding stock. Both parties disclaim, however, any beneficial interest or ownership in the shares owned by the other party.

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


In January 1999 and February 1999, Richard Grable, the Company's Chief Executive Officer, director and founder sold an aggregate of 831,743 shares of the Company's common stock owned by him in excess of four years, pursuant to Rule 144 and lent the aggregate proceeds of approximately $347,775 directly to the Company.

In January 1999, February 1999 and March 1999, Linda Grable, the Company's President, director and founder sold an aggregate of 520,000 shares of the Company's common stock owned by her in excess of four years, pursuant to Rule 144 and lent the aggregate proceeds of approximately $166,618 directly to the Company.

In December 1998, January 1999 and February 1999, Allan Schwartz, the Company's Executive Vice President, director and founder sold an aggregate of 820,000 shares owned by him in excess of four years, pursuant to Rule 144 and lent the aggregate proceeds of approximately $359,707 directly to the Company.

The loans to the Company by Messers. Grable, Schwartz, and Ms. Grable were interest free and were evidenced by promissory notes. The December, January, February and March promissory notes were due on January 30, 1999, February 28,1999, March 31, 1999 and April 30, 1999, respectively. The net proceeds were recorded as a loan payable to each respective founder.

In February 1999, when the December loans were past due and the January loans were due, the Company's Board of Director voted repay the December and January loans by the issuance of shares and to compensate Messrs. Grable, Schwartz, and Ms. Grable (the "Founders") for possible income tax liability and tax benefits.

In April 1999, the repayment of the December, January loans and the repayment of the February and March loans were revised and structured, respectively, to provide for a share for share replacement of the shares sold, options for shares equal to 18% of the money provided to the Company based on the 5-day average closing price of the stock preceding the date the funds were transferred to the Company to recover any tax ramifications, option for shares equal to 10% of the money provided to the Company based on the 5-day average closing price of the stock preceding the date the funds were transferred to the Company to cover the difference in tax bracket (28% - 18%) that will occur through sale of shares not held for 2 years, and options for shares equal to 10% of the money provided to the Company based on the 5-day average closing price of the stock proceeding the date the funds were transferred to the Company to as an incentive to sell the free-trading shares.

A meeting of the Board of Directors was held on May 12, 1999 to review and act upon the previously adopted schedule of repayment of the loans, interest, and potential tax liability. Based on an opinion of the Founders personal outside counsel and upon advice of a tax advisor, the Board voted to rescind the previously adopted resolution authorized the repayment of the December, January, February, and March promissory notes in full by the issuance of shares equal to the number of shares sold. The restricted shares issued as repayment for the loan bear registration rights. Since the loans are being repaid on a share for share basis with no other consideration, the Founders have been advised that there is no capital gain and therefore no tax liability.

In May 1999, Messrs. Grable, Schwartz, and Ms. Grable received 831,743, 820,000, and 520,000 shares of the Company restricted common stock, respectively as payment in full for these loans.



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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits


Exhibits                             Description
--------                             -----------
(a)
3.13   Amended Certificate of Amendment-Series G Designation.*
3.14   Certificate of Amendment-Series I Designation*
3.15   Amended Certificate of Amendment-Series B Designation*
4.7 Instruments Defining the Rights of Security Holders - Amended Designation of Series G Convertible Preferred Shares. (See Exhibit 3.13, above).*
4.8 Instruments Defining the Rights of Security Holders - Designation of Series I Convertible Preferred Shares. (See Exhibit 3.14, above).*
4.9 Instruments Defining the Rights of Security Holders - Amended Designation of Series B Convertible Preferred Shares. (See Exhibit 3.15, above).*
4.10   Convertible Debenture*
10.16  Form of Series I Preferred Stock Subscription Documents.*
10.17  Form of Debenture Subscription Documents.*
10.18  Form of Mortgage.*
10.19  Form of Series G Subscription Documents.*


* Incorporated by reference to the Company's Amendment number 2 to Registration on Form S-2, File Number 333-60405.


(b) Reports on Form 8-K

           NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.





Dated: July 22, 1999                   Imaging Diagnostic Systems, Inc.


                                           By:  /s/Allan L. Schwartz
                                                --------------------
                                                Allan L. Schwartz,
                                                Executive Vice-President
                                                Chief Financial Officer