Form 10KSB/A
period 1998-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1999-07-23
CIK 790652

FORM 10-KSB/A2
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[Mark One]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended: June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________to_____________

                         Commission file number: 0-26028
                                                 -------

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                        Florida                22-2671269
               --------------------------------------------------
               (State of incorporation) (IRS employer Ident. No.)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes   X  No    .
             ----   ----

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

The number of shares outstanding of the issuer's common stock, as of March 15, 1999 was 39,805,643. As of April 6, 1999, the number of shares outstanding of each of the issuer's classes of preferred stock were Series B Convertible Preferred-450, Series G Convertible Preferred-38, Series H Convertible Preferred-103 and Series I Convertible Preferred-138.

                       Documents Incorporated By Reference
                                      None
================================================================================

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE "KNOWN UNCERTAINTIES" AS SET FORTH HEREIN.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.
        ------------------------

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

The Company submitted its IDE application on January 8, 1996, and it was approved February 9, 1996. During calendar year 1996, among other matters, the Company further refined the detection scheme and laser power configuration in order to obtain substantially better image quality. In order to incorporate the changes, the Company was required to submit to the FDA an amendment to its IDE application. During the month of November 1996, the Company installed its device at the Strax Breast Diagnostic Center. Pursuant to the IDE, as amended, the Company was authorized to scan 50 patients at the Strax Breast Diagnostic Center in Lauderhill, Florida, and 20 additional patients at its in-house facility. The CTLM(TM) device was installed at Strax and three patients were scanned. After scanning the three patients at Strax, the Company learned of a different type of laser, which could be used in conjunction with the new Solid State Diode Pump laser package from Spectra-Physics. The Company believed that this additional laser component would greatly increase the performance and image quality of the CTLM(TM) device. The Company halted the clinical investigational trials at Strax in December 1996 and planned to resume the study after the second system modification. Strax, a not-for-profit corporation, requested a donation of $5,000, to be used to purchase needed medical equipment for the institute, which the Company paid on December 31, 1996. Because of the extensive re-engineering and design, and the delay in receiving the new laser components to be integrated into the system, the Company was unable to complete and test the new system in a timely manner. In fact, the first of these new components were not received until October 1997. Strax was unwilling to wait until the modifications were completed unless it received compensation for the CTLM(TM) remaining on its premises. In light of the fact that the owners of Strax were in the process of selling the center and one of the proposed purchasers was a potential competitor, the Company declined to pay any additional compensation. In November 1997, Strax requested that the CTLM(TM) be removed from its premises. The CTLM(TM) was removed from Strax in November 1997. On May 20, 1998, the Company's termination of the IDE protocol and its final report was accepted by the FDA.

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

The FDA responded to the submission on October 1998, asking that the Company limit future submissions to significant findings, milestones, annual reports, or changes that may effect the safety of the CTLM(TM). In all the Company scanned 20 women at its in-house facility. These scans produced no significant findings, milestones or changes that would effect the safety of the CTLM(TM) so there were no additional submissions except for the request to expand the study to Nassau County Medical Center.

On January 14, 1999, the Company received notice that the IDE application to extend the in-vivo study to Nassau County Medical Center was conditionally approved. This IDE application is limited to one institution (Nassau County Medical Center) and 275 subjects. The Company had originally intended to have the CTLM(TM) positioned at Nassau County Medical Center not later than mid February, however due to renovations at Nassau County Medical Center, the delivery of the CTLM(TM) was postponed until such time as the renovations were complete. On March 3, 1999 the CTLM(TM) System was shipped to Nassau County Medical Center and installed. The testing is designed to develop diagnostic criteria for CTLM(TM) images. In order to acquire data that will be part of the final pre-market application (PMA), the Company intends to expand the clinical trials to hospitals in Miami, Chicago, Los Angeles, Boston and New York.

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

In May 1998, the Company, realizing that it had no formal written agreement in place with Mr. Grable, immediately began negotiating with Mr. Grable for the exclusive use of the patent. In June 1998, a written agreement was entered into. See Item 1. "Description of Business-Patent"

BREAST CANCER
Breast cancer is one of the most common cancers among women and, notwithstanding the currently available detection modalities, is the leading cause of death among women aged 35 to 45. According to the American Cancer Society ("ACS"), approximately one in eight women in the United States will develop breast cancer during her lifetime. Nationwide, it is estimated that in 1998, approximately 178,700 new cases of invasive breast cancer will be diagnosed among women in the United States, and an estimated 43,500 women will die from this disease. Excluding skin cancers, the breast is the most frequent site of cancer among American women accounting for 32% of incident cancers and 17% of cancer deaths.

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

GOVERNMENT REGULATION

United States Regulation
The United States Food and Drug Administration (the "FDA") has regulatory authority over the testing, manufacturing, and sale of the CTLM(TM) device in the United States. Because the CTLM(TM) is a medical device, it is subject to the relevant provisions of the Federal Food, Drug and Cosmetic Act (FD&C Act") and implementing its regulations. Pursuant to the FD&C Act, the Food and Drug Administration ("FDA") regulates, among other things, the manufacture, labeling, distribution, and promotion of the CTLM(TM) in the United States. The FD&C Act requires that a medical device must (unless exempted by regulation) be cleared or approved by the FDA before being commercially distributed in the United States. The FD&C Act also requires that manufacturers of medical devices, among other things, comply with the labeling requirements and to manufacture devices in accordance with Good Manufacturing Practices ("GMPs"), which require that companies manufacture their products and maintain related documentation in a conformed manner with respect to manufacturing, testing, and quality control activities. The FDA inspects medical device manufacturers and distributors, and has broad authority to order recalls of medical devices, to seize non-complying medical devices, to enjoin and/or impose civil penalties, and to criminally prosecute violators.

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

The FD&C Act further provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA. There are two review procedures by which medical devices can receive such approval or clearance. Some devices may qualify for clearance under a Section 510(k) procedure, which is not applicable to the CTLM(TM) since it is a Class III device. Since the CTLM(TM) does not qualify for the 510(k) procedure it must apply to the FDA for pre-marketing approval ("PMA") before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. A PMA application is typically a complex submission, usually including the results of clinical studies, and preparing an application is a detailed and time consuming process. Upon receipt of the PMA application, the FDA makes a threshold determination whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA is sufficiently complete to permit a substantive review, the FDA will file the application. Once a PMA application has been filed, the FDA has by regulation 180 days to review it; however the review time may be extended significantly by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee may also evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's GMC requirements prior to approval of a PMA. While the FDA has responded to PMA applications within the allotted time period, PMA reviews generally take approximately 12 to 18 months or more from the date of filing to approval. The PMA process is a lengthy and expensive one, and there can be no assurance that a PMA application will be reviewed within 180 days or that a PMA application will be approved by the FDA. A number of devices for which PMA approval has been sought by other companies have never been approved for marketing. The Company intends to file for expedited review of its PMA application. The inability of the Company to obtain FDA approval would have a material adverse effect on the Company's business and financial condition and could result in postponement of the commercialization of the CTLM.(TM) See Item
1. "Description of Business-Regulatory and Clinical Status".

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

Foreign Regulation
Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter that that required for FDA clearance or approval, and the requirements may differ. The laws of certain European and Asian countries may permit the Company to begin marketing the CTLM(TM) device in Europe and Asia before marketing would be permitted in the United States. In Europe, the Company must obtain certification necessary to enable the "CE" Mark to be affixed to the CTLM(TM) device, which will allow the Company to market the systems throughout Europe. The process to obtain a CE mark is lengthy and time consuming. Following are the listed standards and steps that must be complied with in order to obtain a CE Mark in order to distribute the CTLM(TM) device in the European Economic Area (EEA). The listed standards are for the EEA market only and additional document/standards exists for other markets. These standards may have direct or indirect reference to additional standards and additional standards may apply:

      Safety (Electrical/Mechanical) The safety of operators, patients and maintenance persons are of great concern. The medical industry has developed standards (as listed below) to maintain a high level of safety for the protection from electrical and mechanical hazards. The industry has also specified laser safety requirements for products that incorporate laser-emitting devices. The standards listed below are very similar to the guidelines utilized in the USA for the same purpose.

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

           EN 29001: Quality Systems - Model for Quality Assurance in design/development, production, installation, and servicing.

           EN 46001: Specification for Application of EN 29001 to the manufacture of medical devices.

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

           Medical Devices Directive (93/42/EEC) Annex X:  Clinical evaluations.

Although the Company has begun the process for application of regulatory approval marks and showing compliance with the Medical Devices Directive (MDD), which allows placement of the CE mark, there can be no assurance that such approval will be received on a timely basis, or at all. See Item 1. "Description of Business-Regulatory and Clinical Status".


REGULATORY AND CLINICAL STATUS

United States/FDA
On March 19, 1998 the Company submitted the final Report for the Company's IDE. Also on March 19, 1998 the Company met with representatives of the FDA. The purpose of the meeting was to describe several options to the Company's IDE and to get the FDA's perspective on these approaches. It was decided that the Company will conduct clinical trials under the IDE with 20 patient studies performed in-house and monitored by an Institutional Review Board ("IRB") established by the Company the ("In House Studies). The information obtained from the study will be submitted to the FDA to enable the Company to commence the clinical studies at three unaffiliated clinical sites.

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

The Company has selected Nassau County Medical Center (NCMC) of East Meadow, Long Island, New York, to be its first off-site clinical site to participate in its 400 case investigational clinical study. On January 14, 1999, the Company received notice that the IDE application to extend the in-vivo study to Nassau County Medical Center was conditionally approved by the FDA. The Company received final approval to conduct the investigational study on February 26, 1999. This IDE application is limited to one institution (Nassau County Medical Center) and 275 subjects. The Company had originally intended to have the CTLM(TM) positioned at Nassau County Medical Center no later than mid February, however due to renovations at Nassau County Medical Center, the CTLM(TM) was shipped on March 3, 1999 and installed. The Company will continue its investigational device studies in accordance with the approved IDE protocol. The Company is still evaluating sites in Miami, Chicago, Los Angeles, and Boston. Once the 400 case investigational clinical study is completed, the Company plans to file a Pre-Market Approval application (PMA) with the FDA to obtain marketing clearance.

The IRB for the Nassau County Study is comprised of twenty-three members, none of which are affiliated with the Company. The professional specialties and other information which regard to the IRB members of the Nassau County Study is set forth in the table below.

      ---------------------------------------------------------------------------------------
                                Professional Specialty
      Highest Degree Earned       General - Specific                   Affiliation With NCMC
      ---------------------------------------------------------------------------------------
      M.D.                      Neurology                               Yes
      ---------------------------------------------------------------------------------------
      M.D.                      Surgery                                 Yes
      ---------------------------------------------------------------------------------------
      M.D.                      Pediatrics                              Yes
      ---------------------------------------------------------------------------------------
      Reverend                  Other Fields, Religion                  Yes
      ---------------------------------------------------------------------------------------
      M.D.                      Obstetrics & Gynecology                 Yes
      ---------------------------------------------------------------------------------------
      Ph.D                      Psychiatry; Behavioral Scientist        Yes
      ---------------------------------------------------------------------------------------
      M.D.                      Pathology                               Yes
      ---------------------------------------------------------------------------------------
      M.D.,                     Medicine-                               Yes
      Ph.D.                     Allergy/Immunology
      ---------------------------------------------------------------------------------------
      M.B.                      Administrator                           No
      ---------------------------------------------------------------------------------------
      J.D.                      Other Fields, Law                       No
      ---------------------------------------------------------------------------------------
      M.D.                      Physiatry                               Yes
      ---------------------------------------------------------------------------------------
      M.D.                      Pediatrics                              Yes
      ---------------------------------------------------------------------------------------
      Ph.D.                     Obstetrics & Gynecology                 Yes
      ---------------------------------------------------------------------------------------

      M.D.                      Psychiatry                              Yes
      ---------------------------------------------------------------------------------------
      Ph.D.                     Biostatistician                         Yes
      ---------------------------------------------------------------------------------------
      Ph.D.                     Anesthesiology                          Yes
      ---------------------------------------------------------------------------------------
      B.S.R.Ph.                 Pharmacy                                Yes
      ---------------------------------------------------------------------------------------
      Ph.D.                     Medicine - Biochemistry                 Yes
      ---------------------------------------------------------------------------------------
      Ph.D.                     Pediatrics - Microbiology               Yes
      ---------------------------------------------------------------------------------------
      Ph.D.                     Administrative                          Yes
      ---------------------------------------------------------------------------------------
      M.D.                      Director for Academic Affairs           Yes
      ---------------------------------------------------------------------------------------
      Ph.D.                     Pathology                               Yes
      ---------------------------------------------------------------------------------------
      M.D.                      Academic Affairs
      ---------------------------------------------------------------------------------------

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

Efficacy - Almost any market will require the proof of the effectiveness of a medical device. This is done by clinical trials and is a process that is basically the same for the United States as for the EEA, however reporting methods may differ. As the Company continues with clinical trials in the U.S., these efforts will also benefit it in the EEA market.


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

In order for the Company to ship the CTLM(TM) outside of the United States, the following information must be submitted to the FDA: (i) a complete description of the device intended for export; (ii) the status of the device in the U.S.;
(iii) a letter from the appropriate foreign liaison (person with authority to sign a letter of acceptance for the foreign government stating that (a) the device is not in conflict with the laws for the country to which it is intended for export; (b) the foreign government has full knowledge of the status of the device in the U.S.; and (c) import is permitted or not objected to. The FDA reviews export requests to determine that exportation of the device (1) is not contrary to public health and safety and (2) has the approval of the country to which it is intended for export. If the device meets the above criteria, it is approved for export. The CTLM(TM)is exempt from requirement (1) above because there is an FDA approved investigational device exemption (IDE) for the CTLM(TM). The FDA would not grant an IDE for a device that is contrary to public health and safety.

The Company has deferred foreign distribution of the CTLM(TM) until such time as it has collected enough clinical data to compile an atlas of CTLM(TM) images to be used as clinical examples of normal and abnormal breast conditions. Therefore the Company has not requested the approval of any country, nor has any country granted permission to import the CTLM(TM).

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

To date, the Company has not marketed, or generated revenues from the commercialization of the CTLM(TM). Originally the Company anticipated that the CTLM(TM) would be ready for distribution in the summer of 1998, however during the course of clinical trials, certain problems became evident, solutions to these problems had to be found and adjustments had to be made to the CTLM(TM) to correct such problems. Due to these delays and the delay in completing our clinical investigational trials, the Company is presently unable to project when the first distribution of the CTLM(TM) will occur.

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

PATENTS
In December 1997, the patent for the CTLM(TM)) was issued by the United States Department of Commerce Patent and Trademark Office under Patent Number 5692511 (the "Patent"). The Patent has a total of 4 independent claims and 24 subordinate claims. The independent claims serve to provide an overall outline of the disclosure of the invention. The subordinate claims provide additional information to identify pertinent details of the invention as they relate to the respective specific independent claim.

The Company owns the rights, to the Patent pursuant to an exclusive patent licensing agreement, for the use of the Patent for the CTLM(TM) technology. The life of a Patent is 17 years. The Patent is owned by Richard Grable, the Company's Chief Executive Officer. In addition, the Company has twelve additional United States patents pending with regard to Optical Tomography, as follows:

                              U.S. PATENTS PENDING

PCT Appl.      For                                           Case #       Serial #         Filing Date    Patent #
---------      ---                                           ------       --------         -----------    --------
Yes            Diagnostic Tomographic Laser Imaging          6356         08/484,904       6/7/95         5,692,511
               Apparatus (Electronics & Imaging)
Yes            Diagnostic Tomographic Laser Imaging          6356-US      08/952,821       7/31/98        Pending
               Apparatus(Patient Support Strucure)
               in addition to above

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

                       FOREIGN PATENT APPLICATIONS PENDING

AUSTRALIA

Inv. Date       Invoice#         Description                For                             Intl. Appl. #     Filing Date
---------       --------         -----------                ---                             -------------     -----------
12/29/97        C974248JD        National Phase in          Diagnostic Tomographic Laser    PCT/US95/08225    7/10/95
                                 Australia                  Imaging Apparatus
                                 of PCT Appl.


CANADA
Inv. Date       Invoice #        Description                For                             Intl. Appl. #     Filing Date
---------       --------         -----------                ---                             -------------     -----------
2/4/98          C984481JPD       National Phase in          Diagnostic Tomographic Laser    PCT/US95/08225    7/10/95
                                 Canada                     Imaging Apparatus
                                 of PCT Appl.

CHINA
Inv. Date       Invoice #        Description                For                             Intl. Appl. #     Filing Date
---------       --------         -----------                ---                             -------------     -----------
5/27/98         PM986040JD       Chinese Patent Appl.       Diagnostic Tomographic Laser    PCT/US95/08225    7/10/95
                                 For Invention              Imaging Apparatus

EUROPEAN
PATENT OFFICE
Inv. Date       Invoice #        Description                For                             Intl. Appl. #     Filing Date
---------       --------         -----------                ---                             -------------     -----------
1/28/98         C984270JD        National Stage in          Diagnostic Tomographic Laser    PCT/US95/08225    7/10/95
                                 Europe                     Imaging Apparatus
                                 of PCT Appl.

JAPAN
2/5/98          C984482JPD       Natl. Phase in Japan       Diagnostic Tomographic Laser    PCT/US95/08225    7/10/95
                                 of PCT Appl.               Imaging Apparatus

MEXICO
Inv. Date       Invoice #        Description                For                             Intl. Appl. #     Filing Date
---------       --------         -----------                ---                             -------------     -----------
9/2/98          C987553JD        National Phase in          Diagnostic Tomographic Laser    PCT/US95/08225    7/10/95
                                 Mexico of PCT Appl.        Imaging Apparatus

PCT COVERS
EUROPEAN
COUNTRIES
Inv. Date       Invoice #        Description                For                             Intl. Appl. #     Filing Date
---------       --------         -----------                ---                             -------------     -----------
1/3/97          P970502JD        PCT Appl. For RJG          Diagnostic Tomographic          PCT/US95/08225    7/10/95
                                                            Imaging Apparatus
2/19/98         C984498JPD       PCT Intl. Appl of IDSI     Detector Array for Use in a     PCT/US97/20970    11/28/97
                                                            Laser Imaging Apparatus
2/19/98         C984497JPD       PCT Intl. Appl of IDSI     Method for Reconstructing       PCT/US97/23160    11/28/97
                                                            the Image of an Object
                                                            Scanned with a Laser Imaging
                                                            Apparatus
3/18/98         C985531JPD       PCT Intl. Appl. Of         Device for Determining the      PCT/US97/19615    11/7/97
                                 Wake, Grable & Rohler      Perimeter of the Surface
                                 Grable & Rohler            of an Object Being Scanned
                                                            and for Limiting
                                                            Reflection from the Object
                                                            Surface
5/13/98         C986209JPD       PCT Intl. Appl of IDSI     Apparatus for Determining       PCT/US97/19614    11/7/97
                                                            the Perimeter of the
                                                            Surface of an Object Being
                                                            Scanned

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

Negotiations
In September 1997 the Company hired new general counsel. In her review of the records of the Company she discovered that no agreement for the use of the Patent had been executed and apprised the Board of Directors of this fact that the Company had no binding agreement for the use of the Patent. Since it was always the intent of Mr. Grable to grant the Company an exclusive license to the Patent, a licensing agreement was negotiated The Company's General counsel represented the Company and Mr. Grable retained separate counsel for himself. Mr. Schwartz negotiated the terms of the Patent License Agreement on behalf of the Company. The Company did not seek the services of a financial advisor to issue a fairness opinion with regard to the Patent License.

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

     DEVELOPMENT ROYALTY STRUCTURE              LICENSING ROYALTY STRUCTURE

      GROSS SALES            PERCENTAGE         GROSS SALES           PERCENTAGE
---------------------------------------    -------------------------------------
$0 to $999,999               2.5%          $0 to $1,999,999              10%
---------------------------------------    -------------------------------------
$1,000,000 to $1,999,999     3%            $2,000,000 to $3,999,999       9%
---------------------------------------    -------------------------------------
$2,000,000 to $3,999,999     3.5%          $4,000,000 to $6,999,999       8%
---------------------------------------    -------------------------------------
$4,000,000 to $9,999,999     4%            $7,000,000 to $9,999,99        7%
---------------------------------------    -------------------------------------
Greater than $10,000,000     5%            Greater than $10,000,000       6%
---------------------------------------    -------------------------------------

Agreement
In June 1998, the Company and Mr. Grable, entered into the Patent Licensing Agreement. Pursuant to the terms of the Patent Licensing Agreement, the Company was granted the exclusive right to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize and practice the Patent, all improvements thereto and all technology related to the process, throughout the world. This license shall apply to any extension or re-issue of the Patent. The term of the license is for the life of the Patent (17 years) and any renewal thereof, subject to termination, under certain conditions. As consideration for the License, on June 5, 1998, the Company issued to Mr. Grable 3,500,000 shares of common stock and is required to issue and additional 3,500,000 shares in June 1999. The market price of the Shares at the time of issuance was $.54 per Share. In addition, the Company has agreed to pay to Mr. Grable, a royalty based upon the net selling price (the dollar amount earned from the sale by the Company, both international and domestic, before taxes minus the cost of the goods sold and commissions or discounts paid), of all products and goods in which the Patent is used, before taxes and after deducting the direct cost of the product and commissions or discounts paid (the "Royalty"). During the second year of the Agreement there is a minimum cash royalty provision of $250,000 payable at the end of the second year.

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

OEM AGREEMENT

In January 1998, the Company entered into an Original Equipment Manufacturer Agreement (OEM) with Imation Corp. ("Imation"), a worldwide leader in the imaging and information industry. Imation has a marketing presence in more than 60 countries and operates 17 manufacturing, research and distribution facilities. In December 1998, Imation's medical imaging business in North America, Latin America, and Asia was purchased by the Eastman Kodak Company. Immediately after the purchase by Kodak, the Company received correspondence from Kodak, which confirmed that the Company's OEM agreement would not be changed by the acquisition of Imation. At that the time, the company issued a pruchase order for a new dry View Imager to be delivered in April 1999.

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

The Company in fact, did implement its proposal and on March 12th provided Nasdaq with copies of all documentation necessary to satisfy any concerns that the Panel had regarding the Shareholder. On March 31, 1997, prior to the time Nasdaq acted on the proposal, Barron's published an inaccurate article stating that a Nasdaq spokesman indicated that the listing would be denied. For the 36 trading day period prior to the date of this article the Company's stock traded at $3.00 and above. The article had a predictable negative impact on the Company's stock and the price dropped below $3.00 and did not recover, despite a retraction from Barron's on April 7, 1997. Based upon this decline the Nasdaq staff has refused to approve the Company for listing on the Nasdaq Small Cap Market. ". On March 15, 1999, the Company's common stock closed at $.34. See
Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters."

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

YEAR 2000

The Company is reviewing its existing computer systems and its CTLM(TM) software and hardware products to ensure these systems and products are adequately able to address the issues expected to arise in the year 2000 and thereafter. In that regard, the Company's Board of Directors has appointed a committee to draft and implement a Year 2000 Compliance Plan. The Company has invested, and will continue to invest, in improving its information technology infrastructure to ensure that such infrastructure is Year 2000 compliant. The Company's information technology system employs Microsoft Windows NT 4.0 Network on three file servers and fifty workstations. The Company's product (the CTLM(TM)) and its proprietary software comprise its non-information technology that is not date dependent.

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

Accounting:          Peachtree Complete, release 6.0
Manufacturing:       Alliance Manufacturing Software, ver. 2.4a
Operating Systems:   Windows NT 4.0 and Windows 95
Word Processor:      Microsoft Office Professional 97
Database:            Oracle 7

The Peachtree Complete, Alliance Mfg., and the Oracle 7 are Year 2000 compliant. The Microsoft Windows NT 4.0 and Windows 95 are compliant with minor issues. Office Professional 97 is compliant. The Company believes that these software programs are Y2K compliant however there is a risk that some or all of these programs will have minor Y2K issues. The Company has in place a disaster recovery plan to deal with any software or hardware failure.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

The Company has not submitted any matters to a vote of Security Holders. As of the 3rd day of December 1998, , Austost Anstalt Schaan, Avalon Capital Ltd., Balmore Funds S.A., Steven Cohen, Canadian Capital Fund Ltd., Dominion Capital Funds, Ltd. Linda B. Grable, Richard J. Grable, Deborah O'Brien, The Malcolm Kanan Empire Trust and Allan L. Schwartz, (collectively "the Majority Common Shareholders"), and Goodland International Investment Ltd., Weyburn Overseas Limited, Austost Anstalt Schaan and Balmore Funds S.A (collectively "the Majority Preferred Shareholders authorized by written action, the Company's adoption of an amendment, in the form of Exhibit A hereto (the "Amendment"), to the Company's Certificate of Incorporation, as amended, to increase the authorized common stock, no par value per share ("Common Stock"), of the Company from 48,000,000 shares to 100,000,000 shares (the "Written Action"). Taking into account such provisions, the Majority Common Shareholders and the Majority Preferred Shareholders (collectively, "the Majority Shareholders") were entitled to and voted the number of shares set forth opposite their names:

                                                 % OF COMMON                          % OF PREFERRED
                                  # OF COMMON       SHARES          # OF PREFERRED        SHARES
NAME                                 SHARES      OUTSTANDING (1)         SHARES        OUTSTANDING (1)
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

QUARTER ENDING                    HIGH BID                  LOW BID
--------------                    --------                  -------

     FISCAL YEAR 1996
     September 1995                  $1.69                    $0.56
     December 1995                   $4.31                    $0.56
     March 1996                      $8.00                    $2.56
     June 1996                       $7.38                    $2.50

     FISCAL YEAR 1997
     September 1996                  $3.93                    $2.25
     March 1997                      $4.00                    $2.50
     December 1996                   $4.50                    $1.44
     June 1997                       $3.06                    $2.44

     FISCAL YEAR 1998
     September 1997                  $2.69                    $1.44
     December 1997                   $1.56                    $0.60
     March 1998                      $1.23                    $0.61
     June 1998                       $1.39                    $0.40

     FISCAL YEAR 1999
     September 1998                  $0.56                    $0.21

On April 6, 1999, the closing trade price of the Common Stock as reported on the OTC Bulletin Board was $.38. As of such date, there were approximately 745 holders of record of the Company's Common Stock.

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

In the event that the Company issues preferred stock without a limit on the number of shares that can be issued upon conversion and the price of the Company's common stock decreases, the percentage of shares outstanding that will be held by preferred holders upon conversion will increase accordingly. The lower the market price the greater the number of shares to be issued to the preferred holders, upon conversion, thus increasing the potential profits to the Holder when the price per share increases and the Holder sells the Common Shares. The preferred stockholders potential for increased share issuance and profit, including profits derived from shorting the Company's common stock, in addition to a stock overhang of an undeterminable amount, may depress the price of the Company's common stock. In addition, the sale of a substantial amount of preferred stock to relatively few holders could effectuate a possible change of control. Moreover, in the event of a voluntarily or involuntarily liquidation of the Company while the preferred stock is outstanding, the holders will be entitled to a preference in distribution of the Company's property available for distribution $10,000 per share. The following table summarizes certain information with regard to the Series B, C, D, E, F, G, H, and I Preferred Shares as of April 7, 1999:

-----------------------------------------------------------------------------------------------------------------------------------
                    COMMON STOCK     CONVERSION       # OF COMMON SHARES         APPROX. PRICE OR PRICE
SERIES/# OF         PRICE AT TIME    PRICE AT TIME    CONVERTIBLE INTO AT        RANGE OF COMMON STOCK AT    # OF COMMON SHARES
PREFERRED SHARES    OF ISSUANCE      OF ISSUANCE      TIME OF ISSUANCE (1)       TIME OF CONVERSION          ISSUED UPON CONVERSION
-----------------------------------------------------------------------------------------------------------------------------------
B/450               $4.70            $3.85            1,168,831                  N/A                         N/A
-----------------------------------------------------------------------------------------------------------------------------------
C/210               $1.63            $1.2225          1,714,268                  $.4950-$1.0095              2,646,527
-----------------------------------------------------------------------------------------------------------------------------------
D/50                $1.22            $.915            546,448                    $.2265-$.495                1,717,134
-----------------------------------------------------------------------------------------------------------------------------------
E/54                $1.093           $.81975          658,737                    $.29775- $.77475            1,282,826
-----------------------------------------------------------------------------------------------------------------------------------
F/75                $1.31            $.917            817,884                    $.46760-$.47320             1,971,375
-----------------------------------------------------------------------------------------------------------------------------------
G/38                $.34             $.255            1,490,196                  N/A                         N/A
-----------------------------------------------------------------------------------------------------------------------------------
H/108               $.56             $.42             2,571,429                  $5025                       99,502 (3)
-----------------------------------------------------------------------------------------------------------------------------------
I/138               $.38             $.285            4,842,105                  N/A                         N/A
-----------------------------------------------------------------------------------------------------------------------------------

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

Series B Preferred
In December 1996, the Company sold an aggregate of 450 shares of its Series B Convertible Preferred Stock, for an aggregate of $4,500,000, to Weyburn Overseas Limited ("Weyborn") and Goodland International Investment Ltd. ("Goodland") pursuant to Regulation D. At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $4.70 per share. Net proceeds to the Company of $4,500.000 were used for working capital and the continuous research, development and testing of the Company's CTLM (TM) device. No fees were paid in connection with this offering.

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

Series C Preferred Stock
On October 6, 1997, the Company finalized the private placement to Austost Anstalt Schaan, UFH Endowment, Inc., Chris Baum, Avalon Capital Limited, Dominion Capital, Ltd. and The Cuttyhunk Fund Limited an aggregate of 210 shares of its Series C Convertible Preferred Stock ("the "Preferred Shares") at a purchase price of $10,000 per share and Warrants to purchase up to 105,000 shares of the Company's common stock at an exercise price of $1.63 per share. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the ("Regulation S Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $1.63 per share.

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

Series D Preferred Stock
On January 9, 1998, the Company finalized the private placement of 50 shares of its Series D Convertible Preferred Stock ("the "Preferred Shares") to Avalon Capital Ltd., at a purchase price of $10,000 per share and Warrants to purchase up to 25,000 shares of the Company's common stock at an exercise price of $1.22 per share. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the "Regulation S Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $1.22 per share. The Preferred Shares were convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, in whole or in part, without the payment of any additional consideration. Pursuant to the Subscription Agreement, the Series D Holder, or any subsequent holder of the Preferred Shares, was prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock of the Company. Due to this contractual ownership limitation, the Series D Preferred Shares were converted in increments that, together with all shares of the Company's common stock held by the Holder, would not exceed 4.99% of the Company's outstanding common stock. The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion were determined by dividing
(i) the sum of $10,000 by (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" was equal to seventy five percent (75%) of the Average Closing Price of the Corporation's Common Stock for the five-day trading period ending on the day prior to the date of conversion. The shares underlying the Preferred Shares and Warrants were entitled to demand registration rights in the event that Regulation S was amended prior the conversion of the Preferred Stock. This right expired upon conversion.

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

Series E Preferred Stock
On February 5, 1998, the Company finalized the private placement to Austost Anstalt Schaan and Balmore Funds S.A. of 50 shares of its Series E Convertible Preferred Stock (the "Preferred Shares"), at a purchase price of $10,000 per share and Warrants to purchase up to 25,000 shares of the Company's common stock at an exercise price of $1.093 per share. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the "Regulation S Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $1.093 per share.

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

Series F Preferred Stock
On February 20, 1998, the Company finalized a private placement to Dominion Capital Fund, LTD, and Canadian Advantage, LTD of 75 shares of its Series F Convertible Preferred Stock (the "F Preferred Shares") at a purchase price of $10,000 per share. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the "Regulation S Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $1.31 per share.

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

Series G Preferred
On March 17, 1999, the Company finalized a private placement to Amro International, S.A., Nesher Inc., Hewlett Fund, and Guaranty & Finance Ltd. of 35 shares of its Series G Convertible Preferred Stock (the "Preferred Shares") at a purchase price of $10,000 per share and two year Warrants to purchase 65,625 shares of the Company's Common Stock at an exercise price of $.50 per share. The offering was conducted pursuant to Regulation D as promulgated under the Securities Act of 1933, as amended (the "Regulation D Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $.34 per share. In connection with the Regulation D Sale, the Company paid Settondown Capital International, Ltd., and Libra Finance S.A., unaffiliated Investment Bankers an aggregate of 3 shares of the Series G Preferred Stock for placement and legal fees. Net proceeds to the Company of $350,000 will be used for working capital and the continuous research, development and testing of the Company's Computed Tomography Laser Mammography (CTLM(TM)) device.

The number of fully paid and non-assessable shares of common stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to lesser of (i) seventy-five percent (75%) discount to the two lowest bids in a ten day period immediately preceding the conversion date; or
(ii) $.54. There is no floor on the conversion price and no time limits on conversion. The shares can be converted at any time without additional consideration. Pursuant to the Subscription Agreement, the Series G Holder, or any subsequent holder of the Preferred Shares, is prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock of the Company. Due to this contractual ownership limitation, the Series G Preferred Shares can only be converted in increments that, together with all shares of the Company's common stock held by the Holder, would not exceed 4.99%. Pursuant to the terms of the Registration Rights Agreement between the Company and the Series G Holders, the Company is required to register 100% of the number of shares that would be required to be issued if the Preferred Stock were converted on the day before the filing of the Registration Statement. In the event that the Registration Statement is not filed with 14 days from the closing or that it is not declared effective with in 60 days, the Company will be required to pay the Series G Holders, as liquidated damages for failure to have the Registration Statement declared effective, and not as a penalty three (3%) percent of the principal amount of the Securities for each thirty (30) day period thereafter until the Company procures registration of the Securities. In the event that the Registration Statement is not declared effective within 120 days, the Series G Holders have the right to force the Company to redeem the Series G Preferred at a redemption price of 120% of the face value of the Preferred.

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

Series H Preferred Stock
On June 2, 1998, the Company finalized a private placement to Dominion Capital Fund, LTD and Canadian Advantage, LTD of 100 shares of its Series H Convertible Preferred Stock (the "Preferred Shares") at a purchase price of $10,000 per share and 75,000 A Warrants and 50,000 B Warrants. The A and B Warrants are exercisable at $1.00 and $1.50 per share, respectively. The offering was conducted pursuant to Regulation D as promulgated under the Securities Act of 1933, as amended (the "Regulation D Sale"). At the time the placement was concluded, the average bid and ask price of the Company's common stock was approximately $.56 per share. In connection with the Regulation D Sale, the Company paid Settondown Capital International, Ltd., an unaffiliated Investment Banker an aggregate of $10,000 and 8 shares of the Series H Preferred Stock for placement and legal fees. Net proceeds to the Company of $990,000 were used for working capital and the continuous research, development and testing of the Company's Computed Tomography Laser Mammography (CTLM(TM)) device. As of March 16, 1999, five shares of Series H Preferred Stock have been converted.

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

In November, the Company issued 286,000 shares of common stock as partial consideration for a $115,000 aggregate loan to the Company by Deborah O'Brien, an employee. At the time the loan was concluded, the average bid and ask price of the Company's common stock was approximately $.625 per share. The Company is also obligated to repay the lender the sum of $50,000.00. In January the Company issued a Note evidencing this indebtedness. The Note bears interest at the rate of 7% per annum and is due and payable upon demand. Net proceeds of $115,000 were used as follows: (i) salaries ($21,849-executive officers and $62,447-employees) (ii) operating expenses ($16,345-inventory parts and assemblies, employee health insurance, workers comp. and property insurance) and
(iv) working capital ($14,359). The Company is also obligated to repay the lender the sum of $50,000.00. There is no note evidencing this debt. These Shares are included in the Registration Statement.

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

-----------------------------------------------------------------------------------------------------------------------------------
                   30-Day Avg.       30-Day Avg.       30-Day Avg.        30-Day Avg.         30-Day Avg.         30-Day Avg.
                   Daily Trading     Daily Trading     Daily Trading      Daily Trading       Daily Trading       Daily Trading
Closing Price      Volume            Volume            Volume             Volume              Volume              Volume
                   25,000-50,000     50,001-75,000     75,001-100,000     100,001-125,000     125,001-150,000     150,001 and Above
-----------------------------------------------------------------------------------------------------------------------------------
$0.50 - $1.00      $100,000          $150,000          $200,000           $250,000            $300,000            $350,000
-----------------------------------------------------------------------------------------------------------------------------------
$1.01 - $1.50      $150,000          $200,000          $250,000           $300,000            $350,000            $400,000
-----------------------------------------------------------------------------------------------------------------------------------
$1.51 - $2.00      $200,000          $250,000          $300,000           $350,000            $400,000            $450,000
-----------------------------------------------------------------------------------------------------------------------------------
$2.01 - $2.50      $250,000          $300,000          $350,000           $400,000            $450,000            $500,000
-----------------------------------------------------------------------------------------------------------------------------------
$2.51 - $3.00      $300,000          $350,000          $400,000           $450,000            $500,000            $550,000
-----------------------------------------------------------------------------------------------------------------------------------
$3.01 - $3.50      $350,000          $400,000          $450,000           $500,000            $550,000            $600,000
-----------------------------------------------------------------------------------------------------------------------------------
$3.51 - $4.00      $400,000          $450,000          $500,000           $550,000            $600,000            $650,000
-----------------------------------------------------------------------------------------------------------------------------------
$4.01 - Above      $450,000          $500,000          $550,000           $600,000            $650,000            $700,000
-----------------------------------------------------------------------------------------------------------------------------------

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

The Investors, as holders of common stock, shall have the same rights as all other holders of common stock; Holders of the Common Stock are entitled to one vote for each share in the election of directors and in all other matters to be voted on by the shareholders. There is no cumulative voting in the election of directors. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors of the Company (the "Board") out of funds legally available thereof and, in the event of liquidation, dissolution or winding up of the Company, to share ratably in all assets remaining after payment of liabilities. The holders of Common Stock have no preemptive or conversion rights and are not subject to further calls or assessments. There are no redemption or sinking fund provisions applicable to the Common Stock. The rights of the holders of the Common Stock are subject to any rights that may be fixed for holders of Preferred Stock. All of the outstanding shares of Common Stock are fully paid and non-assessable.

Although no assurances can be made, the Company anticipates that it will need approximately $8,000,000 over the next two-year period to complete all necessary stages in order to enable it to market the CTLM(TM) in the United States and foreign countries. If the need should arise for capital in excess of the Equity Line of Credit the Company may seek such additional funding through public or private financing or collaborative, licensing and other arrangements with corporate partners. If the Company utilizes the Equity Line of Credit or additional funds are raised by issuing equity securities, especially Convertible Preferred Stock, dilution to existing Shareholders will result and future investors may be granted rights superior to those of existing Shareholders. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to delay, scale back, or eliminate certain of its research and product development programs or to license to third parties rights to commercialize products or technologies that the Company would otherwise seek to develop itself.

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

The Company's prototype equipment totaled $-0- at June 30, 1998 and $1,216,585 at June 30, 1997. All direct costs associated with the prototype equipment have been capitalized. The Company has reclassified the prototype equipment into inventory as the development of the Computed Tomography Laser Mammography (CTLM(TM)) device has been, for the most part, completed and the manufacture of five (5) devices to be placed into clinical sites has commenced.

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

On May 27, 1998, the Company entered into an irrevocable commitment with a consortium of prominent banking institutions to invest up to $15 million in the Company over the next three years. A formal Equity Line of Credit Agreement was to be drafted, reviewed, and executed at a later date. On May 28, 1998, the Company issued a press release announcing the $15 million commitment. In this press release the Company also stated that this financing would eliminate the Company's financial concerns and allow the Company to focus strictly on bringing the world's first laser based mammography system to market. The foregoing statements, which were made in the May 28th announcement, are no longer accurate because the Company was unable to draw on the equity credit line. Due to the unavailability of the principals of the investors, the workload of the investors' attorney and the time and effort spent by the Company in filing the Information Statement and Registration Statement, the formal Equity Line of Credit Agreement was delayed. During this time the price of the Company's stock declined from $.54 on May 27, 1998 to $.26 on August 27, 1998. As a result of the stock price decline, the Company could not utilize the Equity Line because the stock price was below the minimum price at which the banking institutions are required to purchase the Company's equity securities. Moreover, due to the stock price decline, the Company had to increase its number of authorized shares in order to have shares available for the conversion of the Series B and other preferred shares. The increase in shares required an information statement filing with the Securities and Exchange Commission. Since the Company already had a commitment for the equity line of credit and could not utilize the equity line due to the stock price decline and the need for additional shares, the Company centered its time, efforts and resources on the Information Statement and Registration Statement and the Equity Agreement was not finalized until November 20, 1998. Although the equity line of credit is in place, the Company is unable to utilize it at the present time due to; (i) the price of the Company's Common Stock is now trading below the $.50 required closing price;
(ii) the Company and the investors will have to amend the agreement to provide for a draw down and issuance of the Common Stock pursuant to Regulation D and then registration of the shares; or (iii) the Company will have to file a shelf registration, if the such registration is available to the Company at the time that it intends to use the equity line of credit.

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

In February 1999, the Company, in an interview with the Miami Herald affirmed the basic projections qualifying them by stating that the results were anticipated for the fiscal year ending June 30, 2000. Below is a comparison of the Hawke Projections and the February 1999 Projections.

HAWKE PROJECTIONS                                FEBRUARY 1999 PROJECTIONS
Fiscal Year 6-30-98                              Fiscal Year 6-30-00
30 foreign units at approximately $250,000       30 foreign units at approximately $250,000
per unit                                         per unit
no domestic                                      no domestic
estimated revenue $7.5mm                         estimated revenue $7.5mm
pre-tax income ($4mm)                            pre-tax income ($4mm)

Fiscal Year 6-30-99                              Fiscal Year 6-30-01
75 foreign units at approximately $250,000       75 foreign units at approximately $250,000
per unit                                         per unit
135 domestic units at approximately $350,000     135 domestic units at approximately
per unit                                         $350,000 per unit
estimated revenue $65.9mm                        estimated revenue $65.9mm
pre-tax income $32mm                             pre-tax income $32mm

Fiscal Year 6-30-00                              Fiscal Year 6-30-02
186 foreign units at approximately $250,000      186 foreign units at approximately $250,000
per unit                                         $350,000  per unit
300 domestic units at approximately $350,000     300 domestic units at approximately
per unit                                         $350,000 per unit
estimated revenue $151.5mm                       estimated revenue $151.5mm
pre-tax income $85.9mm                           pre-tax income $85.9mm.

Due to the delay in the completion of our clinical investigational trials, the Company is unable to determine when it anticipates FDA marketing approval clearance or will be able to begin foreign distribution, since the Company has deferred foreign distribution of the CTLM(TM) until such time as it has collected enough clinical data to compile an atlas of CTLM(TM) images. These delays have made the February 1999 revenue projections unattainable and the Company is presently unable to determine when it will begin to generate revenue.

ISSUANCE OF STOCK FOR SERVICES/DILUTIVE IMPACT TO SHAREHOLDERS
The Company has and may continue to issue stock for services performed and to be performed by consultants. Since the Company has generated no revenues to date, its ability to obtain and retain consultants may be dependant on it ability to issue stock for services. Since July 1, 1996, the Company has issued an aggregate of 1,190,200 shares of common stock pursuant to Registration Statements on Form S-8. The aggregate fair market value of the shares was $2,069,259. The issuance of large amounts of common stock for services rendered or to be rendered and the subsequent sale of such shares may depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change of control of the Company. See "Issuance of Stock for Services" and "Note 16 to Financial Statements".

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

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the Company's press releases or oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Factors that might cause such a difference include, without limitation, the information set forth below. In addition to statements which explicitly describe such risks and uncertainties, statements labeled with the terms "believes", "belief', "expects", "plans" or "anticipates" should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear.

Uncertain Ability to Meet Capital Needs. The Company will require substantial additional funds for clinical testing of the CTLM(TM) Device, research and development programs, pre-clinical and clinical testing of other proposed products, regulatory processes, manufacturing and marketing programs and operating expenses (including general and administrative expenses). The Company's future capital requirements will depend on many factors, including the following: the progress of its research and development projects; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish; and the development of commercialization activities and arrangements. Moreover, the Company's fixed commitments, including salaries and fees for current employees and consultants, equipment rent, payments under license agreements and other contractual commitments, are substantial and would increase if additional agreements are entered into and additional personnel are retained. The Company does not expect to generate a positive internal cash flow for at least several years due to expected increases in capital expenditures, working capital needs, and ongoing losses, including the expected cost of commercializing the CTLM(TM) Device. However, the Company's cash requirements may vary materially from those now planned due to the progress of research and development programs, results of clinical testing, relationships with strategic partners, if any, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA and foreign regulatory processes and other factors.

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

Delays In Getting Product To Market
Originally, the Company anticipated that the CTLM(TM) would be ready for distribution in the summer of 1998, however during the course of clinical trials, the Company learned of certain problems with particular components of the CTLM(TM), which needed to be corrected. Solutions to these problems had to be found and adjustments had to be made to the CTLM(TM) to correct such problems. Specifically, the laser components were removed from the base of the scanning bed and installed with additional laser components on a dedicated breadboard laser table, which is enclosed and resembles a cabinet. The electronic components involved with image acquisition were also removed from the scanning bed and installed in a dedicated electronic cabinet with pull out drawers for easy serviceability. Pre-amplifiers were installed on the detector circuits and changes were made in the fiber optics.

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

The Company has deferred foreign distribution of the CTLM(TM) until such time as it has collected enough clinical data to compile an atlas of CTLM(TM) images to be used as clinical examples of normal and abnormal breast conditions. Therefore the Company has not requested the approval of any country, nor has any country granted permission to import the CTLM(TM). Although at present the Company has not applied to the FDA for export approval for foreign sales, the Company had anticipated that the first foreign distributions of the CTLM(TM) would occur in its fourth fiscal quarter beginning April 1999, however due to the problems discussed above and the delay in the Nassau County clinical investigation, which was to produce the CTLM(TM) images to be used in the atlas, the Company will not be able to give a revised anticipated distribution date until clinical data is obtained and reviewed from the Nassau County clinical investigation. The Nassau County delays are discussed in detail in "Business Regulatory and Clinical Status". Also see "Business-Government Regulation".

In order for the Company to ship the CTLM(TM) outside of the United States, the following information must be submitted to the FDA: (i) a complete description of the device intended for export; (ii) the status of the device in the U.S.;
(iii) a letter from the appropriate foreign liaison (person with authority to sign a letter of acceptance for the foreign government stating that (a) the device is not in conflict with the laws for the country to which it is intended for export; (b) the foreign government has full knowledge of the status of the device in the U.S.; and (c) import is permitted or not objected to. The FDA reviews export requests to determine that exportation of the device (1) is not contrary to public health and safety and (2) has the approval of the country to which it is intended for export. If the device meets the above criteria, it is approved for export. The CTLM(TM)is exempt from requirement (1) above because there is an FDA approved investigational device exemption (IDE) for the CTLM(TM). The FDA would not grant an IDE for a device that is contrary to public health and safety.

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

Authorization and Discretionary Issuance of Preferred Stock/Barriers to Takeover. The Company's Articles of Incorporation authorize the issuance of up to 2,000,000 shares of "blank check" preferred stock with such designations, rights, and preferences as may be determined from time to time by the board of directors. Accordingly, the board of directors is empowered, without stockholder approval, to designate and issue additional series of preferred stock with dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, which could adversely affect the voting power or other rights of the holders of the Company's Common Stock, substantially dilute the common shareholder's interest and depress the price of the Company's common stock. In addition, the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. The Company has, in the past, issued Convertible Preferred Stock without a limit on the number of shares that can be issued upon conversion and may continue to do so in the future. See "Sale of Unregistered Securities" and "Description of Securities".

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

No Dividends. The Company has never declared or paid any cash dividends on its capital stock and does not intend to pay any cash dividends in the foreseeable future. The Company currently anticipates that it will retain all its earnings for use in the operation and expansion of its business and, therefore, does not anticipate that it will pay any cash dividends in the foreseeable future.

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

ITEM 7. FINANCIAL STATEMENTS
        --------------------

        Index to Financial Statements

                                                                         Page
                                                                         ----

        Report of Independent Certified Public Accountants               F-1-2

        Financial Statements

                  Balance Sheet                                          F-3

                  Statement of Operations                                F-4

                  Statement of Stockholders' Equity                      F-5-8

                  Statement of Cash Flows                                F-9-10

                  Notes to Financial Statement                           F-11-42

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        ---------------------

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
        --------------------------------------------------

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing the Company with copies of all
Section 16(a) forms they file. To the best of the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all
Section 16(a) filing requirements applicable to its officers and directors were complied with during the year ended June 30, 1998. The Company has not received copies of amended Form 13 D from Goodland International Investments Limited and Weyburn Overseas Limited indicating their ability to convert and/or the conversion of the Series B Preferred Shares into an aggregate of 15,199,488 common shares. Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters-Sale of Unregistered Securities/Conversion of Preferred Shares".

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

                          SUMMARY OF COMPENSATION TABLE

                                                 Annual Compensation                        Long-Term Compensation
                                                 -------------------                        ----------------------

Name & Principal                                                Other Annual       Restricted         Securities/Underlying
Position                         Year       Salary              Compensation       Stock Awards       Option/SARs (1) (2)
----------------------------------------------------------------------------------------------------------------------------
Richard J. Grable, CEO and       1996       $183,333
Director                         1997       $289,779            $115,000           $268,000           22,883
                                 1998       $286,225                                                  534,602 (3)
----------------------------------------------------------------------------------------------------------------------------
Linda B Grable, President and    1996       $91,000
Director                         1997       $97,451             $115,000           $268,000           22,883
                                 1998       $119,070                                                  534,602(3)
----------------------------------------------------------------------------------------------------------------------------
Allan L. Schwartz, Exec.         1996       $124,000
V.P., CFO and                    1997       $111,534            $115,000           $268,000           130,410
Director                         1998       $119,070                                                  534,602 (3)
----------------------------------------------------------------------------------------------------------------------------

(1) The aggregate dollar value of the 1997 and 1998 options, based on the averaged high and low price on June 30, 1998 are as follows: Richard J. Grable-$225,781.42; Linda B. Grable-$225,781; and Allan L.
Schwartz-$269,329.86.
(2) Does not include qualified options to purchase 208,333 shares a $.48 per share (110% of fair market value on day of issuance) and non-qualified options to purchase 250,000 shares at $.17 per share (35%) of fair market value on day of grant) issued to each of Messrs. Grable and Schwartz and Ms Grable on July 6, 1998.
(3) Includes 250,000 non-qualifies options that were required, by contract, to be issued in July 1997 but were not issued until January 2, 1998.

Option Grants.

The following table sets forth certain information concerning grants of options to purchase Common Stock to the Named Executive Officers during the fiscal year ended June 30, 1998.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                          No. of Securities      % of Total Options      Exercise or       Market Price
                          Underlying Options     Granted to Employees    Base Price        On Date of         Expiration
Name                      Granted                In Fiscal Year          ($/Share)         Grant              Date
------------------------------------------------------------------------------------------------------------------------
Richard J. Grable (1)        250,000                     14%                $ .31              $ .85            1/2/02
                             250,000                     14%                $ .31              $ .65            1/2/02
                              34,602                    1.9%                $2.63              $2.39            1/2/02
------------------------------------------------------------------------------------------------------------------------
Linda B. Grable (1)          250,000                     14%                $ .31              $ .85            1/2/02
                             250,000                     14%                $ .31              $ .65            1/2/02
                              34,602                    1.9%                $2.63              $2.39            1/2/02
------------------------------------------------------------------------------------------------------------------------
Allan L. Schwartz (1)        250,000                     14%                $ .31              $ .85            1/2/02
                             250,000                     14%                $ .31              $ .65            1/2/02
                              34,602                    1.9%                $2.63              $2.39            1/2/02
------------------ -----------------------------------------------------------------------------------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

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

Name and Address                Number of Shares Owned   % of Outstanding
of Beneficial Owner             Beneficially (1)(2)      Shares of Common Stock
-------------------             -------------------      ----------------------

Richard J. Grable                  12,606,606(3)                   32.5%
C/o 6351 NW 18th Court
Plantation, FL 33313

Linda B. Grable                    12,606,606(4)                   32.5%
C/o 6351 NW 18th Court
Plantation, FL 33313

Allan L. Schwartz                   4,253,390(5)                   10.9%
C/o 6351 NW 18th Court
Plantation, FL 33313

Weyburn Overseas Limited            4,455,000(6)                   10.5%
C/o Everest Capital Limited
The Bank of Butterfield Bldg.
65 Front Street
6th Floor
Hamilton HM JX, Bermuda

Goodland International             10,744,488(6)                   22.2%
Investment LTD.
C/o Everest Capital Limited
The Bank of Butterfield Bldg.
65 Front Street
6th Floor
Hamilton HM JX, Bermuda

All officers and directors         16,859,996(6)                   43.4%
as a group (3 persons)
--------------------
(1) Except as indicated in the footnotes to this table, based on information provided by such persons, the persons named in the table above have sole voting power and investment power with respect to all shares of Common Stock shown beneficially owned by them.
(2) Percentage of ownership is based on 37,989,399 shares of Common Stock outstanding as of October 12, 1998 plus each person's options that are exercisable within 60 days. Shares of Common Stock subject to stock options that are exercisable within 60 days as of July 10, 1998 are deemed outstanding for computing the percentage of that person and the group.
(3) Includes 556,883 shares subject to options and 3,497,800 shares owned by the wife of Richard J. Grable, Linda B. Grable, of which he disclaims beneficial ownership. Does not include options to purchase 208,333 shares at $.48 per share and 250,000 shares at $.44, which are not exercisable within the next 60 days.
(4) Includes 556,883 shares subject to options and 7,995,040 shares owned by the husband of Linda B. Grable, Richard J. Grable, of which she disclaims beneficial ownership. Does not include options to purchase 208,333 shares at $.48 per share and 250,000 shares at $.44, which are not exercisable within the next 60 days.
(5) Includes 664,410 shares subject to options and 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership. Does not include options to purchase 208,333 shares at $.48 per share and 250,000 shares at $.44, which are not exercisable within the next 60 days.
(6) Includes an aggregate of 15,199,488 shares underlying the Series B Preferred, for which the Company has received a notice of conversion. Does not include Warrants to purchase 112,500 shares at $5.00 per share.
(7) Includes 1,778,176 shares subject to options and 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims.

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

Name and Address                Number of Shares Owned    % of Outstanding
of Beneficial Owner             Beneficially (1)(2)       Shares of Common Stock
-------------------             -------------------       ----------------------

Richard J. Grable                  8,020,480(3)(7)                 20.1%
C/o 6351 NW 18th Court
Plantation, FL 33313

Linda B. Grable                    8,020,480(4)(7)                 20.1%
C/o 6351 NW 18th Court
Plantation, FL 33313

Allan L. Schwartz                  4,253,390(5)(7)                  8.2%
C/o 6351 NW 18th Court
Plantation, FL 33313
6th Floor

All officers and directors        12,273,870(6)(7)                 28.3%
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

In order to make the founders whole the Company will replace the shares sold by the Founders as follows :

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

Messrs. Grable, Schwartz and Ms. Grable are entitled to receive 831,743, 820,000, and 445,000 shares of the Company restricted common stock, as share for share replacement respectively. No shares or option certificates have been issued to date.

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

10.8 OEM Agreement. Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1999.

10.9 Form of Equity Line of Credit Agreement. Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1999.

10.10 Focus Distribution Agreement. Incorporated by reference to the company's Form 10QSB/A filed on April 2 1999.

10.11 Consultronix Distribution Agreement. Incorporated by reference to the company's Form 10-KSB/A filed in April 1999.

10.12 Iberadac Distribution Agreement. Incorporated by reference to the company's Form 10-KSB/A filed in April 1999.

(b) Reports on Form 8-k

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Imaging Diagnostic Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,



                                         IMAGING DIAGNOSTIC SYSTEMS, INC.


                                         By: /s/Linda B. Grable
                                             -----------------------------------
                                             Linda B. Grable,
                                             Chairman of the Board and President

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signatures                         Title                                       Date
/s/Linda B. Grable                 Chairman of the Board and President         July 22, 1999
-----------------------------
Linda B. Grable


/s/Richard J. Grable               Director and Chief Executive Officer        July 22, 1999
-----------------------------
Richard J. Grable


/s/Allan L. Schwartz               Director, Executive Vice-President          July 22, 1999
-----------------------------      (Principal Accounting and Financial
Allan L. Schwartz                  Officer)

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

                  Notes to Financial Statements                         F-11-42

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

                                                                     (Continued)
                                      F-14

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (l) Deemed preferred stock dividend

         The accretion resulting from the incremental yield embedded in the conversion terms of the convertible preferred stock is computed based upon the discount from market of the common stock at the date the preferred stock was issued. The resulting deemed preferred stock dividend subsequently increases the value of the common shares upon conversion.

         (m) Reclassification

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

                                                                     (Continued)
                                      F-35

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(17)     STOCK OPTIONS (Continued)

                                                                                             From
                                                                                           Inception
                                                                                         (December 10,
                                                       Year Ended        Year Ended         1993) to
                                                     June 30, 1998    June 30, 1997      June 30, 1998
                                                       ----------        ----------         --------
                                                                        (restated)
         Net loss to common shareholders -
                  As reported                        $  (9,378,102)    $ (8,544,949)    $ (27,055,993)
                                                     =============     ============     =============

                  Pro forma                          $  (9,638,158)    $ (8,758,447)    $ (27,615,569)
                                                     =============     ============     =============

         Basic loss per share -
                  As reported                        $        (.34)    $       (.35)    $       (1.25)
                                                     =============     ============     =============

                  Pro forma                          $        (.35)    $       (.36)    $       (1.28)
                                                     =============     ============     =============

         Diluted loss per share -
                  As reported                        $        (.34)    $       (.35)    $       (1.25)
                                                     =============     ============     =============

                  Pro forma                          $        (.35)    $       (.36)    $       (1.28)
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

The discount which arises as a result of the allocation of proceeds to the beneficial conversion feature upon the issuance of the convertible debt increases the effective interest rate of the convertible debt and will be reflected as a charge to interest expense. The amortization period will be from the date of the convertible debt to the date the debt first becomes convertible.

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

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(20)     SUBSEQUENT EVENTS (Continued)

On March 17, 1999, the Company finalized the private placement to foreign investors of 35 shares of its Series G Convertible Preferred Stock at a purchase price of $10,000 per share and two year warrants to purchase 65,625 shares of the Company=s common stock at an exercise price of $.50 per share. The agreement was executed pursuant to Regulation D as promulgated by the Securities Act of 1933, as amended.

The Series G Preferred Stock has no dividend provisions. The preferred stock is convertible, at any time, for a period of two years thereafter, in whole or in part, without the payment of any additional consideration, into fully paid and nonassessable shares of the Company=s no par value common stock based upon the Aconversion formula@. The conversion formula states that the holder of the Series G Preferred Stock will receive shares determined by dividing (i) the sum of $10,000 by the (ii) AConversion Price@ in effect at the time of conversion. The AConversion Price@ shall be equal to the lesser of $.54 or seventy-five percent (75%) of the Average Closing Price of the Company=s common stock for the ten-day trading period ending on the day prior to the date of conversion.

In connection with the sale, the Company issued three preferred shares to an unaffiliated investment banker for placement and legal fees, providing net proceeds to the Company of $350,000. The shares underlying the preferred shares and warrant are entitled to demand registration rights under certain conditions.

Pursuant to the Registration Rights Agreement (ARRA@) the Company is required to register 100% of the number of shares that would be required to be issued if the Preferred Stock were converted on the day before the filing of the Registration Statement. In the event the Registration Statement is not declared effective within 120 days, the Series G Holders have the right to force the Company to redeem the Series G Preferred Stock at a redemption price of 120% of the face value of the preferred stock.

As of March 31, 1999, the redemption amount of the Series G Preferred Stock is $380,000.