Form 10KSB
period 1999-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1999-10-12
CIK 790652

FORM 10-KSB SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[Mark One]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended: June 30, 1999

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this Form 10-KSB. [ ]

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR. -0-

Based on the average closing bid and asked prices of the common stock on the latest practicable date, October 11, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,224,620 with 57,247,380 shares outstanding.

The number of shares outstanding of each of the issuer's classes of common stock, as of October 11, 1999 was 57,247,380 As of October 11, 1999, the number of shares outstanding of each of the issuer's classes of preferred stock were:
Series B Convertible Preferred-360, Series G Convertible Preferred-14, Series H Convertible Preferred-49 and Series I Convertible Preferred-138.

                       Documents Incorporated By Reference
                                     [None]

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE "KNOWN UNCERTAINTIES" AS SET FORTH IN ITEM 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CAUTIONARY STATEMENTS.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

Imaging Diagnostic Systems, Inc. is a medical technology company that has developed and is testing a Computed Tomography Laser Mammography ("CTLM(TM)") for detecting breast cancer through the skin in a non-invasive procedure. The CTLM(TM) employs a high-speed pico-second pulsed titanium sapphire laser and proprietary scanning geometry and reconstruction algorithms to detect and analyze tissue in the breast for indicia of malignancy or benignancy. The components of the laser system are purchased from two unaffiliated parties and assembled and installed into the CTLM(TM) by the Company.


In connection with the ctlm(tm) clinical investigational trials, we are developing a clinical atlas of the optical properties of benign and malignant tissues with respect to absorption and scattering parameters as laser light pulses pass through the tissue. The CTLM(TM) is designed to provide the physician with objective data for interpretation and further clinical work-up. Accordingly, we believe that the CTLM(TM) will improve early diagnosis, reduce diagnostic uncertainty, and decrease the number of biopsies performed on benign lesions.


HISTORY

During the first year of operations, we researched the interaction between high speed, rapid pulsed (Ti-Sapphire) laser technology and various detection technologies associated with standard computed tomographic ("CT") schemes. This research was based upon a prototype that was developed by Richard Grable, our Chief Executive Officer, prior to his association with the Company. During June of 1995, Mr. Grable filed a patent for his prototype, which was able to create images of a breast. We refined various software and hardware configurations and components of the device based on these first images and filed a total of twelve ancillary United States patents since 1996.

In November 1995, we began discussions with Strax Breast Diagnostic Institute to conduct clinical trials at their facility. The original CTLM(TM) prototype used an Argon pump laser, which required a 6-ton water chiller. The landlord of the Strax office building was unwilling to allow us to install this chiller on the roof because of its weight and its potential to leak water. In December 1995, we learned of a new type of pump laser using diodes being developed by Spectra Physics Lasers. This new laser was powered by a standard 110 volt outlet and only required a small portable chiller to cool the crystal. Rather than continuing to develop the CTLM(TM) with a laser that required massive cooling we decided to wait for delivery of the first Solid State Diode Pump laser package from Spectra-Physics. The lasers were delivered on January 24, 1996. Because it was the first of its kind, many modifications had to be made by Spectra-Physics field engineers to the lasers before it would operate to specification. We immediately began re-engineering the CTLM(TM) to integrate this new laser into its system.

After extensive testing of the laser system, we designed and built two pre-production CTLM(TM) scanners, one of which would be installed at Strax. In addition to the change in lasers, modifications were made in both the detection scheme and software.

On December 12, 1995, we had a preliminary meeting with the Food and Drug Administration to generally discuss the approach we would take to obtain marketing clearance for our CTLMTM. We were advised that we would need to submit and have approved a pre-market approval application ("PMA") in order to obtain marketing clearance for the device. We were also advised that we would need to submit an investigational device exemption ("IDE") application to the FDA in order to commence human clinical trials of the device. An IDE allows a company to conduct human clinical trials without filing an application for marketing clearance.

We submitted our IDE application on January 8, 1996, and it was approved February 9, 1996. During calendar year 1996, among other matters, we further refined the detection scheme and laser power configuration in order to obtain substantially better image quality. In order to incorporate the changes, we were required to submit to the FDA an amendment to our IDE application. Pursuant to the IDE, as amended, we were authorized to scan 50 patients at the Strax Breast Diagnostic Center in Lauderhill, Florida, and 20 additional patients at our in-house facility. The CTLM(TM) was installed at Strax in November 1996, and three patients were scanned. After scanning the three patients at Strax, we learned of a different type of laser, which could be used in conjunction with the new Solid State Diode Pump laser package from Spectra-Physics. We believed that this additional laser component would greatly increase the performance and image quality of the CTLM(TM). We halted the clinical investigational trials at Strax in December 1996 and planned to resume the study after the second system modification.

Strax, a not-for-profit corporation, requested a donation of $5,000 to be used to purchase needed medical equipment for the institute, which we paid on December 31, 1996. Because of the extensive re-engineering and design and the delay in receiving the new laser components to be integrated into the system, we were unable to complete and test the new system in a timely manner. In fact, the first of these new components was not received until October 1997. Strax was unwilling to wait until the engineering modifications were completed unless it received compensation for the CTLM(TM) remaining on its premises. In light of the fact that the owners of Strax were in the process of selling the center and one of the proposed purchasers was a potential competitor, we declined to pay any additional compensation. In November 1997, Strax requested that the CTLM(TM) be removed from its premises. The CTLM(TM) was removed from Strax in November 1997. On May 20, 1998, our termination of the IDE protocol and our final report was accepted by the FDA.

In February 1996, we entered into a letter of intent with an independent distributor to place a CTLM(TM) at the Moscow Research Institute for Diagnostics. The letter of intent is still in place however, due to the further advances in laser technology the purchase of the new laser system, the modification and redesign of the CTLM(TM) hardware and software, the actual placement has been delayed.

In February 1997, we announced that the Institutional Review Board of Columbia JFK Medical Center located in Atlantis, Florida, approved its request to participate in the first phase of the clinical trials. Our liaison person and proposed principal investigator was Dr. Donna M. Gallagher. After Dr. Gallagher relocated, we did not pursue further involvement at the hospital.

In June 1998, our second IDE was granted. We were authorized to scan 20 patients at our in-house facilities in Plantation, Florida and upon FDA approval, at three additional clinical sites. On September 1 and September 10, 1998, we formally submitted the first and second series of the 20 patient in-vivo (human) images and corresponding interpretation data to the FDA.

The FDA responded to the submission on October 1998, asking that we limit future submissions to significant findings, milestones, annual reports, or changes that may effect the safety of the CTLM(TM). We scanned 20 women at our in-house facility. These scans produced no significant findings, milestones or changes that would effect the safety of the CTLM(TM) so there were no additional submissions except for the request to expand the study to Nassau County Medical Center.

We requested that we be permitted to expand the scope of the study to include a medical facility where access to women with breast cancer was more practical. Nassau County Medical Center was chosen because of the unusually high incidence of breast cancer in the population they serve. It is reported that 1 woman in 7 will experience breast cancer if they live in this geographic area. Also Nassau County represented that they performed a significant number of breast surgeries each week, which we expected to provide a relatively constant supply of histologically confirmed cases.

On January 14, 1999, we received notice that the IDE application to extend the in-vivo study to Nassau County Medical Center was conditionally approved. We immediately supplied the additional documentation required by the FDA, and the conditions were complied with. The IDE application was limited to one institution (Nassau County Medical Center) and 275 subjects. We had originally intended to have the CTLM(TM) positioned at Nassau County Medical Center no later than mid February 1999, however due to renovations at Nassau County Medical Center, the delivery of the CTLM(TM) was postponed until the renovations were complete.

On March 3, 1999 the CTLM(TM) system was shipped to Nassau County Medical Center. After several administrative problems, on June 21, 1999, we received written representation from Nassau County that we could begin the clinical investigational trials pursuant to the original IDE and the payment of reasonable and customary charges for a three-month study. On July 8, 1999, Nassau County began scanning patients for the clinical investigational trials.

On June 12, 1997, we were advised by patent counsel that Mr. Grable's patent, filed June 5, 1995, "Diagnostic Tomographic Laser Imaging Apparatus" was granted with 4 independent and 24 subordinate claims. The independent claims serve to provide an overall outline of the disclosure of the invention. The subordinate claims provide additional information to identify pertinent details of the invention as they relate to the respective specific independent claim.

In May 1998, we, realizing that it had no formal written agreement in place with Mr. Grable, immediately began negotiating with Mr. Grable for the exclusive use of the patent. In June 1998, a written agreement was entered into. See "Cautionary Statements-Dependence on Patent Licensed by Founder; Dependence on Patents and other Proprietary Information", "Business-Patent" and "Business-Patent License Agreement".

In January 1997, we applied for a patent for a fluorescence imaging scanner. We have received Issue Notification indicating that the Patent was issued on September 14, 1999, as Patent No 5,952,664.

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

Due in part to the limitations of the currently available modalities to identify malignant lesions, a large number of patients with suspicious lesions proceed to surgical biopsy, an invasive and expensive procedure. Approximately 800,000 surgical biopsies are performed each year in the United States, of which approximately 700,000 result in the surgical removal of benign breast tissue. The average cost of a surgical biopsy ranges from approximately $1,000 to $5,000 per procedure. Thus biopsies of benign breast tissue cost the U.S. health care system approximately $2.45 billion annually. In addition, biopsies result in pain, scarring, and anxiety to patients. Patients who are referred to biopsy usually are required to schedule the procedure in advance and generally must wait up to 48 hours for their biopsy results.

SCREENING AND DIAGNOSTIC MODALITIES

PHYSICAL EXAMINATION

Physical examinations of the breast are normally conducted by a physician or clinician as part of a medical examination, or by a woman performing a self-examination. A physical examination of the breast can only detect relatively large lesions, which may be advanced cancers. Furthermore, physical examination of the breast does not reliably distinguish between malignant and benign tissue. More than half the women who menstruate will have a lump in a breast at some point, but fewer than 10% of such lumps will be malignant.

MAMMOGRAPHY

Mammography is a non-invasive x-ray modality commonly used for both routine breast cancer screening and as a diagnostic tool. A mammogram produces an image of the internal structure of the breast that is intended to display lesions as white spots against the black and/or white background of normal tissue. In a screening mammogram, radiologists seek to detect suspicious lesions, while in a diagnostic mammogram, radiologists seek to characterize suspicious lesions. Mammograms require subjective interpretation by a radiologist and are often uncomfortable for the patient. Because x-ray mammography exposes the patient to radiation, ACS recommends that mammograms be limited to once per year. In addition, x-ray mammography is considered to be less effective for women under the age of 50 who generally have radiographically dense breast tissue. The average cost of a diagnostic mammogram is approximately $55 to $200 per procedure (an average of $113) and requires the use of capital equipment ranging in cost from approximately $75,00 to $225,000. It is expected that the CTLM(TM) will cost approximately $350,000 and the cost of a bilateral exam will be $125 to $150. Due the high capital costs associated with mammography equipment and the specialized training necessary to operate the equipment and to interpret radiographic images, mammography is usually available only at specialty clinics or hospitals.

ULTRASOUND

Ultrasound uses high frequency sound waves to create an image of soft tissues in the body in a non-invasive manner. Like mammography, this image requires interpretation by a physician. Ultrasound's principal role in breast cancer diagnosis has been to assist the physician in determining whether a palpable lesion is likely to be a cyst (usually benign) or a solid mass (potentially cancerous). The average cost for an ultrasound of the breast is approximately $125 to $500 per procedure (an average of $235) and requires the use of capital equipment ranging in cost from approximately $60,000 to $200,000. Again, it is expected that the CTLM(TM) will cost approximately $350,000 and the cost of an exam will be $125 to $150. Like mammography, ultrasound is generally performed at specialty clinics or hospitals.

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

THE COMPANY

We have a limited history of operations. Since our inception in December 1993, we have engaged principally in the development of the CTLMTM. We currently have no source of operating revenue and have incurred net operating losses since our inception. At June 30, 1999, we had an accumulated deficit of $35,092,999, after discounts and dividends on Preferred Stock. The losses have resulted principally from costs associated with our operations. We expect operating losses will increase for at least the next several years as total costs and expenses continue to increase due principally to the anticipated commercialization of the ctlmtm, development of, and clinical trials for, the CTLMTM and other research and development activities. Our ability to achieve profitability will depend in part on our ability to obtain regulatory approvals for our proposed products and develop the capacity to manufacture and market any approved products either by itself or in collaboration with others. There can be no assurance if and when we will receive regulatory approvals for the development and commercial manufacturing and marketing of our proposed products, or achieve profitability. See Item 6. "Management's Discussion and Analyses of Financial Condition and Results of Operations".

CTLM(TM)

The CTLM(TM) is a system for detecting breast cancer through the skin in a non-invasive procedure that does not require compression or x-ray. The CTLM(TM) employs a high-speed pico-second pulsed titanium sapphire laser and proprietary scanning geometry and reconstruction algorithms that create contiguous cross sectional slice images of the breast which are used in the detection and analysis of changes in the breast for indicia of malignancy or benignancy. The components of the laser system are purchased from two unaffiliated parties, and assembled and installed into the CTLM(TM) by us.

Using the patient scans from our investigational clinical trials, we will develop a clinical atlas of the optical properties of benign and malignant tissues with respect to absorption and scattering parameters of light as it passes through the tissue. This atlas will be expanded as we obtain additional scans of breast abnormalities. The CTLM(TM) is designed to provide the physician with objective data for interpretation and further clinical work-up. Accordingly, we believe that the CTLM(TM) will improve early diagnosis, reduce diagnostic uncertainty, and decrease the number of biopsies performed on benign lesions. Further, THE CTLMTM does not expose the patient to ionizing radiation or painful compression, which we believe are contributing factors to a portion of the patient population not obtaining a conventional mammogram.

A breast exam utilizing the CTLM(TM) is non-invasive and can be performed by a medical technician in less than 15 minutes. A patient lies face down on the scanning table with a breast hanging pendulous in the scanning chamber. Once the entire breast is scanned the other breast is placed in the chamber for scanning. A bilateral breast scan (both breasts) takes approximately 15 minutes. Each scan takes approximately 6-8 minutes. The CTLM(TM) has been designed in such a way as to provide the physician and patient with quick access to information concerning the probability that an identified lesion is malignant or benign. The procedure is designed to provide the physician and patient with an objective, on-site, immediate diagnostic decisions, including whether or not to proceed to surgical biopsy. Further, the CTLM(TM) is designed to archive and compare scans and provide the patient with a computer disc (CD) with images produced from the date of her scan.

COMPARISON TO EXISTING DIAGNOSTIC MODALITIES

The CTLMTM differs from currently available breast imaging modalities employed for the detection of breast cancer in that the CTLM(TM) will generate more precise information for the clinician or doctor. The CTLM(TM) is designed to generate, depending on the size of the breast, approximately 20 cross-sectional images of a breast. A conventional screening mammography exam generates two images of the breast. Cross-sectional imaging will allow a doctor or clinician to isolate the location of the abnormality within the breast. By doing so, there is greater resolution of the area where the specific abnormality resides.

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

Scanning of the breast with the CTLM(TM) utilizes no compression of tissue. The laser and detector array orbits 360 degrees around the breast, gathering data that is used to reconstruct multiple cross-sectional images of the breast's internal structures. We believe that such images will provide the physician with increased accuracy in lesion location, as well as determination of the extent and involvement of breast disease. The CTLM(TM) will also be able to produce a near three-dimensional view.

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

We believe that the shortcomings of current breast cancer management, which include discomfort and exposure to radiation, represent a significant market opportunity for an objective technology that does not have these shortcomings. The use of the CTLM(TM) to detect breast cancer is believed to be especially promising for women between the ages of 20 to 50 (over 50 million women in the United States) for whom x-ray mammography has lower efficacy. These women often present diffuse palpable benign breast conditions, which can mask malignancies or pre-malignant conditions.

FLUORESCENCE IMAGING

We are investigating the use of fluorescent and PDT compounds in conjunction with the CTLM(TM) for detection of breast abnormalities. Certain molecules exhibit the phenomenon of emitting light after being illuminated by light of the appropriate wavelength, i.e., from a laser. This characteristic is referred to as fluorescence. The compounds that produce fluorescence are commonly referred to as fluorescent dyes or simply "dyes". A number of pharmaceutical companies are developing fluorescent dyes that selectively attach to specific types of cells, one of which is PDT compounds, a cancer-seeking drug activated by light. When cells with the dye attached are illuminated with light of the proper wavelength, the dye will fluoresce at a unique wavelength. If the dye has been designed to attach to cancer cells, the fluorescence will be produced at the location where the cancer cells are situated.

We have signed non-disclosure/confidentiality agreements with two of these companies in order to share technology for the use of the CTLM(TM) with fluorescence and PDT's. In February 1999, we demonstrated that the CTLM(TM) has the ability to both excite fluorescent dyes and to detect the fluorescent light produced by the dye. These experiments were conducted by placing fluorescent dyes inside a breast equivalent phantom and producing an image of the fluorescence using data acquired by the CTLM(TM). The CTLM(TM) was adjusted to produce laser light of the required wavelength and had optical filters installed to allow the detectors to sense only the fluorescent light. The ability to excite the dye, detect the location of the fluorescence within the simulated breast, and create an image of the result has not, to our knowledge, been accomplished before. In January 1997, we applied for a patent for a fluorescence-imaging scanner. We have received Issue Notification indicating that the Patent was issued on September 14, 1999, as Patent No 5,952,664.

The use of dyes, sometimes referred to as contrast agents or simply "contrast", for radiographic imaging is a common medical practice. The use of contrast agents for breast imaging is not currently a common medical practice. the fda has recently approved the use of radioactive compounds to identify beast cancer locations. The use of fluorescent dyes that are not radioactive compounds, for breast imaging, we believe, has significant but presently undemonstrated role in breast cancer detection. We intend to work with contrast agent manufacturers to explore and possibly develop this emerging technique. The fda must first approve The use of non-radioactive florescent dyes before they can be used commercially. Such approval could take several years, if at all.

GOVERNMENT REGULATION

UNITED STATES REGULATION

The United States Food and Drug Administration (the "FDA") has regulatory authority over the testing, manufacturing, and sale of the CTLM(TM) in the United States. Because the CTLM(TM) is a medical device, it is subject to the relevant provisions of the Federal Food, Drug and Cosmetic Act (FD&C Act") and implementing its regulations. Pursuant to the FD&C Act, the Food and Drug Administration ("FDA") regulates, among other things, the manufacture, labeling, distribution, and promotion of the CTLM(TM) in the United States. The FD&C Act requires that a medical device must (unless exempted by regulation) be cleared or approved by the FDA before being commercially distributed in the United States. The FD&C Act also requires that manufacturers of medical devices, among other things, comply with the labeling requirements and to manufacture devices in accordance with Good Manufacturing Practices ("GMPs"), which require that companies manufacture their products and maintain related documentation in a conformed manner with respect to manufacturing, testing, and quality control activities. The FDA inspects medical device manufacturers and distributors, and has broad authority to order recalls of medical devices, to seize non-complying medical devices, to enjoin and/or impose civil penalties, and to criminally prosecute violators.

The FDA classifies  medical  devices  intended for human use into three classes:
Class I, Class II, and Class III. In general, Class I devices are products for which the FDA can determine that the safety and effectiveness of which can be reasonably assured by general controls under the FD&C Act relating to such matters as adulteration, misbranding, registration, notification, records and reports, and GMPs. Class II devices are products for which the FDA determines that these general controls are insufficient to provide reasonable assurance of safety and effectiveness, and that require special controls such as the promulgation of performance standards, post-market surveillance, patient registries, or such other actions as the FDA deems necessary. Class III devices are devices for which the FDA has insufficient information to conclude that either general controls or special controls would be sufficient to assure safety and effectiveness, and which are life-supporting, life-sustaining, of substantial importance in preventing impairment of human health (e.g., a diagnostic device to detect a life-threatening illness), or present a potential unreasonable risk of illness or injury. Devices in Class III, such as the CTLM,(TM) require pre-market approval, as described below.

The FD&C Act further provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA. There are two review procedures by which medical devices can receive such approval or clearance. Some devices may qualify for clearance under a Section 510(k) procedure, which is not applicable to the CTLM(TM) since it is a Class III device. Since the CTLM(TM) does not qualify for the 510(k) procedure, it must apply to the FDA for pre-marketing approval ("PMA") before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. A PMA application is typically a complex submission, usually including the results of clinical studies, and preparing an application is a detailed and time-consuming process.

Upon receipt of the PMA application, the FDA makes a threshold determination whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA is sufficiently complete to permit a substantive review, the FDA will file the application. Once a PMA application has been filed, the FDA has by regulation 180 days to review it; however the review time may be extended significantly by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee may also evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's GMP requirements prior to approval of a PMA. While the FDA has responded to PMA applications within the allotted time period, PMA reviews generally take approximately 12 to 18 months or more from the date of filing to approval. The PMA process is a lengthy and expensive one, and there can be no assurance that a pma application will be reviewed within 180 days or that the fda will approve a pma application. A Number of devices for which other companies have sought PMA approval have never been approved for marketing. We intend to file for expedited review of our PMA application. See Item 1. "Business-Regulatory and Clinical Status, United States/FDA". If we were unable to obtain FDA approval, it would have a material adverse effect on our business and financial condition and could result in postponement of the commercialization of the CTLM.(TM) See Item 1 "Business- Regulatory and Clinical Status".

Any products manufactured or distributed by us pursuant to a PMA are or will be subject to pervasive and continuing regulation by the FDA. The FDA Act also requires that our products be manufactured in registered establishment and in accordance with GMP regulations. Labeling, advertising and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of medical devices is also subject to regulation in certain instances. In addition, the marketing and use of our products may be regulated by various state agencies.


All lasers manufactured for us are subject to the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health of the FDA. The law requires laser manufacturers to file new product and annual reports and to maintain quality control, product testing, and sales records, to comply with labeling and certification requirements. Various warning labels must be affixed to the laser, depending on the class for the product under the performance standard.

Both the fda and the individual states may inspect the manufacturers of our products on a routine basis for compliance with current gmp regulations and other requirements.

In addition to the foregoing, we are subject to numerous federal, state, and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, and fire hazard control. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations and that such compliance will not have a material adverse effect upon our ability to conduct business. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statements - Extensive Government Regulation, No Assurance of Regulatory Approvals".

FOREIGN REGULATION

Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The laws of certain European and Asian countries may permit us to begin marketing the CTLM(TM) in Europe and Asia before marketing would be permitted in the United States. In order to sell our products within the European Economic Area ("EEA"), companies are required to achieve compliance with requirements of the Medical Devices Directive ("MDD") and affix a "CE" marking on their products to attest such compliance. In Europe, we will be required to obtain the certifications necessary to enable the CE mark to be affixed to our products in order to conduct sales in member countries of the European Union. We are in preliminary preparations regarding CE certification. Component parts that have been finalized are being tested in our laboratory. Some of the components are being changed in order to improve performance, which has delayed the submission of the CTLM(TM) for the CE certification. We have chosen DGM of Denmark as our notifying body. A notifying body ("NB") is a regulatory body from the private sector, which is responsible for the review and approval of the documentation submitted by us in order to enable the CE mark to be affixed to products. SEE
ITEM 6. "MAnagement's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statements - Extensive Government Regulation, No Assurance of Regulatory Approvals". The process to obtain a CE mark is lengthy and time consuming. Following are the listed standards and steps that must be complied with in order to obtain a CE Mark in order to distribute the CTLM(TM) in the European Economic Area (EEA). The listed standards are for the EEA market only and additional document/standards exists for other markets. These standards may have direct or indirect reference to additional standards and additional standards may apply:

      SAFETY (ELECTRICAL/MECHANICAL) The safety of operators, patients, and maintenance persons is of great concern. The medical industry has developed standards (as listed below) to maintain a high level of safety for the protection from electrical and mechanical hazards. The industry has also specified laser safety requirements for products that incorporate laser-emitting devices. The standards listed below are very similar to the guidelines utilized in the USA.

EN   60 601-1:  Medical electrical  equipment.  Part 1: General requirements for safety.

EN 60 601-1-1: Medical electrical equipment. Part 1: General requirements for safety 1. Collateral standard: Safety requirements for medical electrical systems.

EN 60 601-2-22: Medical electrical equipment. Part 2: Particular requirements for the safety of diagnostic and therapeutic laser equipment.

IEC  825-1:   Safetyof  laser  products.   Part  1:  Equipment   classification,
requirements, and user's guide.

EN 60 950: Safety of Information Technology Equipment Including Business Equipment.

     SAFETY (EMC) An aspect of medical product safety that the medical industry has also determined to be a safety factor is the electromagnetic compatibility (EMC) of a product. EMC is the ability of a product to exist in the presence of other products without the functionality of either device being affected. The standard listed is currently some of the most stringent requirements for products in this area.

EN 60 601-1-2: Medical electrical equipment. Part 1: General requirements for safety 2. Collateral standard: Electromagnetic compatibility - requirements and tests.

     PROGRAMMABLE ELECTRICAL SYSTEMS (SOFTWARE) The medical industry has recently determined that the software that runs the safety features of medical devices is as much a function of the safety features as the hardware. For this reason, standards have been created to allow evaluation of such software. As the CTLM(TM) does utilize software in some aspects of such safety devices, evaluation in accordance with the most recent software standards is required. These requirements are similar to the requirements adopted by the FDA for the same purpose.

EN 60 601-1-4: Medical electrical equipment. Part 1: General requirements for safety 4. Collateral standard: Programmable electrical medical systems.

     QUALITY ASSURANCE SYSTEMS In efforts to assure quality processes, we are utilizing the most recent quality control standards in the development of our quality assurance program. The standards listed are particular to the medical industry.

EN 29001: Quality Systems - Model for Quality Assurance in design/development, production, installation, and servicing.

EN 46001: Specification for Application of EN 29001 to the manufacture of medical devices.

     CLINICAL EVALUATIONS As clinical evaluations are required for the CTLM(TM) and almost every country has a different way for the evaluations to be performed and documented, we are required to perform our evaluations in accordance with the most recent requirements. These documents state these requirements.

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

     ADDITIONAL MARKINGS/SYMBOLS/TERMINOLOGY/DOCUMENTATION These standards list additional aspects of the CTLM(TM) that require additional information not covered by the requirements listed above.

prEN 980: Terminology, symbols, and information provided with medical devices. Graphical symbols for use in the labeling of medical devices.

prEN 1041: Terminology, symbols, and information provided with medical devices. Information supplied by the manufacturer with medical devices.

Medical Devices Directive (93/42/EEC) Annex X: Clinical evaluations.

In addition, unapproved products subject to the PMA requirements must receive prior FDA export approval in order to be exported outside of the United States unless they are approved for the use by any member country of the European Union or certain other countries. These countries include Australia, Canada, Israel, Japan, New Zealand, Switzerland, and South Africa. the device can be exported to countries that have approved the device for use, provided that, certain FDA notification requirements are met. There can be no assurance that we will meet the FDA's export requirements or receive FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Failure to meet the FDA's export requirements or obtain FDA export approval when required to do so, or obtain approval for import, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

REGULATORY AND CLINICAL STATUS

UNITED STATES/FDA

On March 19, 1998, we submitted the final report for the calibration portion of our IDE. In addition, on March 19, 1998 we met with representatives of the FDA. The purpose of the meeting was to describe several options to our IDE and to get the FDA's perspective on these approaches. It was decided that we would conduct clinical trials under the IDE with 20 patient studies performed in-house and monitored by an Institutional Review Board ("IRB") established by us.

In April 1998, we appointed seven physicians and one physicist who were specialists in the following fields: Gynecology/Obstetrics and Mammography (4), breast surgery (1), Neurology (1), Radiology (1), and optics and laser engineering (1), to serve on the IRB. The IRB was appointed to review, to approve the initiation of, and to conduct periodic review of our research involving human subjects. Due to the completion of in-house IDE, this IRB is inactive.

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

Selection of subjects is equitable.

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

The IRB is not responsible for nor does it participate in obtaining data, the interpretation of data or clinical results, or the approval of the CTLM(TM). The IRB does not receive any compensation for our services; however, if pursuant to FDA requirements, one of the members should supervise the actual scanning of women, they are paid a supervisory clinical honorarium of $250 per day.

On May 15, 1998, we submitted a supplemental safety report to the FDA, which encompasses all of the modifications and upgrades since the initial safety report was filed.

In June 1998, we were granted our second investigational device exemption ("IDE") to conduct clinical trials. We were authorized to scan 20 patients at our in-house facilities in Plantation, Florida. On September 1 and September 10, 1998, we formally submitted the first and second series of the 20 patient in-vivo (human) images and corresponding interpretation data to the FDA.

The FDA responded to the submission on October 1998, asking that we limit future submissions to significant findings, milestones, annual reports, or changes that may effect the safety of the CTLM(TM). We scanned 20 women at our in-house facility. These scans produced no significant findings, milestones or changes that would effect the safety of the CTLM(TM) so there were no additional submissions except for the request to expand the study to the Nassau County Medical Center.

We requested that we be permitted to expand the scope of the study to include a medical facility where access to women with breast cancer is more practical.

On January 14, 1999, we received notice that the IDE application to extend the in-vivo study to Nassau County Medical Center was conditionally approved. We received final approval to conduct the investigational study on February 26, 1999. This IDE application is limited to 1 institution (Nassau County Medical Center) and 275 subjects. We selected the number 275 based on the distribution of the types of breast conditions outlined in the IDE protocol. Pursuant to our original discussions with the FDA, approximately 400 cases will be in the PMA application when it is submitted. Because of the limited experience acquired from the 20-patient in-house study, we elected to establish one clinical site, Nassau County Medical Center and begin testing before expanding the next series of clinical tests to additional locations.

The IRB for the Nassau County Study is comprised of twenty-three members. The IRB was already formed and was not impaneled specifically for the CTLM(TM) investigational clinical trials. None of the members of the Nassau County IRB are affiliated with us or affiliated with any officer, director or employee of the Company. The professional specialties and other information which regard to the IRB members of the Nassau County Study is set forth in the following table.


 Highest Degree Earned    Professional Specialty  Affiliation With Nassau County

    M.D                     Neurology                               Yes
    M.D                     Surgery                                 Yes
    M.D                     Pediatrics                              Yes
    Reverend                Other Fields, Religion                  Yes
    M.D                     Obstetrics &                            Yes
    Ph.D                    Psychiatry;                             Yes
    M.D                     Pathology                               Yes
    M.D.,                   Medicine-                               Yes
    M.B                     Administrator                           No
    J.D                     Other Fields, Law                       No
    M.D                     Psychiatry                              Yes
    M.D                     Pediatrics                              Yes
    Ph.D                    Obstetrics &                            Yes
    M.D                     Psychiatry                              Yes
    Ph.D                    Biostatistician                         Yes
    Ph.D                    Anesthesiology                          Yes
    B.S.,                   Pharmacy                                Yes
    Ph.D                    Medicine -                              Yes
    Ph.D                    Pediatrics                              Yes
    Ph.D                    Administrative                          Yes
    M.D                     Director for Academic                   Yes
    Ph.D                    Pathology                               Yes
    M.D                     Academic Affairs                        Yes

On March 3, 1999, we shipped the CTLM(TM) to Nassau County Medical Center. After renovations of the room and air conditioning modifications were made to handle the heat load of the lasers, our engineers and medical physicist completed the installation and calibrated the CTLM(TM) on April 19, 1999. After further delays because of misunderstandings regarding the IDE protocol and costs associated with the clinical investigational trials, we began scanning patients on July 8, 1999.

The results of each patient's scan are compared to her mammogram by Nassau County and then the scan and the mammogram are forwarded to us for our review. The comparisons may be done individually after each scan or in batches. Depending on the quality of the images, the software or hardware of the CTLM(TM) may be adjusted to obtain maximum clarity.

At present, we have also entered into discussions with several hospitals, which are located throughout the United States for potential clinical test sites. We have received oral approvals of the protocol and site plan from three of the proposed clinical sites. In order to expand our clinical trials to other sites, the IDE application for Nassau County will have to be amended by supplying the required documentation i.e. the protocol, signed investigator agreement, IRB approvals and the informed consent form. Once a formal commitment has been obtained and the IDE approved by the FDA, these sites will become operational. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statements-Government Regulation" and Item 1. "Business-Regulatory and Clinical Status-United States/FDA" and "Business Government Regulations"

We intend to perform studies at three or more hospitals each of which will follow the same IDE protocol, as amended, for 275 volunteers to acquire effectiveness data on 1,100 women. Of these, 400 will be selected for actual submission. The reason for the plan to scan 1,100 women instead of only 400 is that volunteers in these kinds of programs for various reasons may withdraw from the study. These volunteers may not have a histological confirmation of their respective condition, for example a woman dies before her surgery, or other reason. Additionally, we plan to develop an atlas of clinical examples on CD-ROM for teaching purposes. With a large number of examples of each breast condition typically encountered, the atlas is expected to be of greater value.

In order to sell the CTLM(TM) commercially in the United States, we must obtain marketing clearance from the FDA. A PMA application must be supported by extensive data, including pre-clinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device.
Following receipt of a PMA application, if the FDA determines that the application is Sufficiently complete to permit substantive review, the agency will "file" the application. Under the food, drug, and Cosmetic Act, the FDA has 180 days to review a PMA application.

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

Although we believe that it qualifies for expedited review, there can be no assurance that any such review will be granted or if granted, that the PMA will be approved, or that such approval will be received on a timely basis. See Item
1. "Business-Government REGULATION".

FOREIGN

At present, we have not applied to the FDA for export approval for foreign sales. However, we have begun the process of evaluating the CTLM(TM) for application of regulatory approval marks and showing compliance with the Medical

Device Directive ("MDD"), which are rules and regulations which must be complied with before placement of the CE Mark. Many steps need to be taken into consideration with the end goal of accessing the EEA market. The following is a brief explanation of the steps we have taken or are currently taking to achieve this goal.

EVALUATING AND SECURING A NOTIFIED BODY ("NB") - The role of an NB is to assist manufacturers (domestic and international) in showing compliance with the governmental regulations that govern that specific category. Each country's government is able to designate a Competent Authority, which, among other things, is responsible for the evaluation of regulatory non-governmental agencies for designation as a NB.

An agency can be approved to be a NB for different categories (i.e. electrical products, machinery, medical, etc.). For instance, the NB that is chosen will be one that is approved to assist manufacturers in showing compliance with MDD. As MDD is very encompassing, (product safety, quality assurance, EMC, software, etc.) some NBs are only approved to assist manufacturers in certain areas (i.e. quality assurance evaluations) and the manufacturer will need to look to another NB for assistance in the other areas.

The evaluation and acceptance of an appropriate NB is critical since changing an NB once chosen is a costly matter. Great care must be taken in finding a NB with a reputation for educated interpretation of requirements and excellent customer service. We have completed our evaluation and have chosen DGM of Denmark to be our Notified Body under the Medical Device Directives. This choice was made based on the quality reputation of DGM in the medical field and the fact that the member of DGM that is responsible for the product safety evaluations ("DEMKO") is a wholly owned subsidiary of Underwriters Laboratories, Inc. (UL). We plan to work with UL to obtain approvals for the U.S. market. DGM has provided us with information on the necessary steps in accessing the market of the EEA, however no contracts have been entered into at this time.

PRODUCT SAFETY EVALUATION -We believe that one of the most important aspects of product safety is the design of the product. If safety standards are not considered through the design of the product, the product safety evaluation may require that the mechanical AND electrical parts of the product be re-designed. Throughout the CTLM(TM) design process, we have made every effort to confirm that it complies with all domestic and international safety standards. In this manner, we are very much involved in the product safety evaluation and, although we have not entered into contract with a NB for this purpose, it is in contact with several regulatory agencies on a regular basis for guidance. We cannot perform some of the evaluations, such as electrical magnetic compatibility ("EMC"), because those tests require costly equipment that is not cost effective for us to purchase. There is also the consideration of new requirements, or new interpretations of existing requirements, that may effect the CTLM(TM).

QUALITY ASSURANCE - Our current goal is to implement a full quality system at our corporate offices. Our Quality Assurance Manager ("QAM") has begun the process of implementation in accordance with the required standards. After implementation of the quality system, auditors are required to review a history of the system in particular how it works and how the normal difficulties that occur in design and manufacturing were overcome. Our QAM and the NB will need to determine how much history is required for proper proof that the system is adequate.

SOFTWARE EVALUATION - Our Software Manager heads the preparations for software evaluation. Because the standards in this area are relatively new to the industry, regulatory agencies will be very cautious in the evaluation. Through advice from the proposed NB, we have begun document preparation for evaluation submission. One of the larger steps in documentation preparation for this evaluation is the risk analysis for the device. Although there may be changes to the CTLM(TM) that may effect the report, we have completed a risk analysis for the CTLM(TM) and are ready to proceed with the remainder of the documentation.

EFFICACY - Almost any market will require proof of the effectiveness of a medical device. This is done by clinical trials and is a process that is the same for the United States as for the EEA, however reporting methods may differ. As we continue with clinical trials in the U. S., these efforts will also benefit it in the EEA market.

SALES AND MARKETING

At present, our President is also the director of sales. As Director of Sales, she is in charge of locating, obtaining, and coordinating with strategic marketing and distribution companies who have established marketing capabilities, both domestic and international. The target domestic market includes most of the over 10,000 mammography centers across the United States, which exists in both large and small hospitals and private clinics. The international target market is large government and private hospitals.

Since the field of Medical Optical Imaging is relatively new to most radiologists and mammographers and to the extent that, and rate of which, the CTLMTM achieves market acceptance and penetration will depend on many variables. These include, but are not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy, and cost-effectiveness of the CTLMTM, And the advantage of the CTLMTM over existing technology and cancer detection methods. We have focused our efforts on establishing a presence at major Breast Imaging Conferences that are held each year. Failure of our products to gain market acceptance would have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance that physicians or the medical community in general will accept and/or utilize the CTLMTM.

In order to market any products we may develop, a marketing and sales force with technical expertise and distribution capability will have to be developed. There can be no assurance that we will be able to establish sales and distribution capabilities or that we will be successful in gaining market acceptance for any products we may develop.

RELIANCE ON INTERNATIONAL SALES

The laws of certain European and Asian countries may permit us to begin marketing the CTLM(TM) in Europe and Asia before marketing would be permitted in the United States. See Item 1. "Business-Government Regulation". We intend to commence international sales of the CTLM(TM) in Europe and Asia prior to commencing commercial sales in the United States. Until we receive pre-market approval from the FDA to market the CTLM(TM) in the United States, as to which there can be no assurance, our revenues, if any, will be derived from sales to international distributors. A significant portion of our revenues, therefore, may be subject to the risks associated with international sales, including economical and political instability, shipping delays, fluctuation of foreign currency exchange rates, foreign regulatory requirements and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a timely basis. future imposition of, or significant increases in the level of customs, duties, export quotas or other trade restrictions could have a material adverse effect on our business, financial condition and results of operations. The regulation of medical devices, particularly in Europe, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on us.

In order for us to ship the CTLM(TM) outside of the United States, the following information must be submitted to the FDA: (i) a complete description of the device intended for export; (ii) the status of the device in the U.S.; (iii) a letter from the appropriate foreign liaison (person with authority to sign a letter of acceptance for the foreign government stating that (a) the device is not in conflict with the laws for the country to which it is intended for export; (b) the foreign government has full knowledge of the status of the device in the U.S.; and (c) import is permitted or not objected to. The FDA reviews export requests to determine that exportation of the device (1) is not contrary to public health and safety and (2) has the approval of the country to which it is intended for export. If the device meets the above criteria, it is approved for export. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statements-Government Regulation", "Business-Government Regulation" and "Business International Distributors".

INTERNATIONAL DISTRIBUTORS

In January 1998, we entered into an International Distribution Agreement with Emtron, a leading medical equipment distributor based in the Republic of Turkey. Emtron currently represents products for companies such as Summit Technology, Sunrise Medical Technology, Iris Medical Instruments, Telsar, and Medlab, among many others, in the Republic of Turkey. Emtron appears to have a strong presence in the industry, marketing to the 30 university hospitals, the social security system, (which has over 100 hospitals) and larger private hospitals in Turkey.

Pursuant to the Agreement, Emtron will have exclusive rights to market the CTLM(TM) in the Republic of Turkey for a term of 18 months with an option to renew for an additional one-year term. We believe that this alliance with Emtron will give the CTLM(TM) tremendous exposure in the Republic of Turkey.

In April 1998, we entered into an exclusive International Distribution Agreement with Focus Surgical LTD., to distribute the CTLM(TM) to hospitals and clinics throughout the United Kingdom and Ireland. The term of the Agreement is three years, with a minimum purchase requirement of 10, 12, and 15 CTLM's(TM) in the first, second, and third year(s) of the Agreement, respectively. For the purpose of the Agreement, the first year is deemed to begin when we obtain PMA acceptance from the FDA. See Item 6. "Management's Discussion and Analysis of

Financial Condition and Results of Operations-Cautionary Statements-Government Regulation", "cCutionary Statements- Reliance on International Sales" and
Description of Business-Government Regulation. Focus Surgical currently distributes non-competitive laser products for companies such as Sunrise Medical Technologies and Baltec, among many others.

In December 1998, we entered into distribution agreements with Consultronix and Iberadac to distribute the CTLM(TM) throughout Poland and Portugal, and Spain, respectively. The Agreements are for a term of 3 years, with a renewal option by us for an additional ONE-YEAR, IF each distributor sells at least one CTLM(TM) per year.

Consultronix was established in 1987 and employs 22 persons and markets medical equipment throughout Poland in the field of OPHTHALMOLOGY, IMAGE DIAGNOSTIC, and Urology. Iberadac distributes Radiology and Ultrasound equipment for Americare, Capintec, Acuson and Fisher Imaging throughout Portugal and Spain.

We have already secured exclusive distributors as follows:

                      INTERNATIONAL DISTRIBUTORS BY COUNTRY

                                                RENEWAL OPTION
      COUNTRY         TERM        EXPIRATION    BY THE COMPANY   RENEWAL PERIOD
      Australia      3 years        3/13/00          Yes           2 years
      Austria        3 years        3/11/00          Yes           2 years
      Belgium        1 year         2/9/2000         Yes           1 year
       Brunei        3 years        3/13/00          Yes           2 years
       China         3 years        3/13/00          Yes           2 years
      Ecuador        3 years        10/12/00         Yes           3 years
      Holland        1 year         2/9/2000         Yes           1 year
     Hong Kong       3 years        3/13/00          Yes           2 years
       India         3 years        3/13/00          Yes           2 years
     Indonesia       3 years        3/13/00          Yes           2 years
      Ireland        3 years        3/29/01          Yes           1 year
       Israel        2 years        12/31/00         Yes           2 years
     Luxembourg      1 year         2/9/2000         Yes           1 year
       Macau         3 years        3/13/00          Yes           2 years
      Malaysia       3 years        3/13/00          Yes           2 years
    New Zealand      3 years        3/13/00          Yes           2 years
    Philippines      3 years        3/13/00          Yes           2 years
       Poland        3 years        12/3/02          Yes           1 year
      Portugal       3 years        12/3/02          Yes           1 year
       Russia        3 years        3/11/00          Yes           2 years
     San Marino      29 months      11/30/98         Yes           2 years
     Singapore       3 years        3/13/00          Yes           2 years
    South Korea      2 years        2/10/99          Yes           2 years
       Spain         3 years        12/3/02          Yes           1 year
    Switzerland      3 years        3/11/00          Yes           2 years
       Turkey        18 months      7/19/99          Yes           1 years
   United Kingdom    3 years        3/29/01          Yes           1 year
    Vatican City     29 months      11/30/98         Yes           2 years

To date, we have not marketed, or generated revenues from the commercialization of the CTLM(TM). Originally, we anticipated that the CTLM(TM) would be ready for distribution in the summer of 1998. However, during the course of the clinical trials, certain problems became evident, solutions to these problems had to be found and adjustments had to be made to the CTLM(TM) to correct such problems. Due to the delays in the Nassau County clinical investigational trials, we are presently unable to project when the first distribution of the CTLM(TM) will occur.

THIRD-PARTY REIMBURSEMENT; HEALTH CARE REFORM

In the United States, suppliers of health care products and services are greatly affected by Medicare, Medicaid, and other government insurance programs, as well as by private insurance reimbursement programs. Third-party payors (Medicare, Medicaid, private health insurance companies and other organizations) may affect the pricing or relative attractiveness of our products by regulating the level of reimbursement provided by such payors to the physicians and clinics utilizing the CTLMTM or by refusing reimbursement. If examinations utilizing our products were not reimbursed under these programs, our ability to sell our products may be materially and/or adversely affected. There can be no assurance that third-party payors will provide reimbursement for use of our products. Several states and the U.S. government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending on health care items and services, limit coverage for new technology and limit or control the price health care providers and drug and device manufacturers may charge for their services and products, respectively. If adopted and implemented, such reforms could have material adverse effect on our business, financial condition and results of operations. In international markets, reimbursement by private third-party medical insurance providers, including governmental insurers and independent providers, varies from country to country. In certain countries, our ability to achieve significant market penetration may depend upon the availability of third-party governmental reimbursement. Revenues and profitability of medical device companies may be affected by the continuing efforts of governmental and third party payers to contain or reduce the cost of health care through various means. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statements- Limitation on Third Party Reimbursement; Health Care Reform".

PRODUCT LIABILITY

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, and marketing of cancer detection products. Significant litigation, not involving us, has occurred in the past based on the allegations of false negative diagnoses of cancer. while the CTLMTM is being developed as an adjunct to other diagnostic techniques, there can be no assurance that we will not be subjected to future claims and potential liability. Although the FDA does not require liability insurance and we did not acquire it for the Strax or in-house clinical investigational trials, at present, we carry $3,000,000 in product liability insurance at the request of Nassau County, and will continue to carry it for all clinical testing and subsequent distributors. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statements-Risk of Product Liability".

COMPETITION

The medical device industry generally, and the cancer diagnostic imaging segments in particular, are characterized by rapidly evolving technology-and intense competition. Other companies in the medical device industry may be developing, or could in the future attempt to develop, additional products that are competitive with the CTLM(TM). The market in which we intend to participate is highly competitive. Many of the companies in the cancer diagnostic and screening markets have substantially greater technological, financial, research and development, regulatory, manufacturing, human and marketing resources, and experience than we do. Our competitors may succeed in developing or marketing technologies and products that are more effective or less costly than ours, or that would render our technology and products obsolete or noncompetitive. We may not be able to compete against such competitors and potential competitors in terms of manufacturing, marketing, and sales.

Largely, the CTLMTM will be competing with established imaging equipment such as x-ray mammography equipment, ultrasound or high definition ultrasound systems, Magnetic Resonance Imaging ("MRI") systems, thermography, diaphonography and transilluminational devices. Physicians presently using these customary types of imaging equipment may not use our products. Although we believe that our products may offer certain technological advantages over our competitors' currently-marketed products, earlier entrants in the market for a diagnostic application often obtain and maintain significant market share relative to later entrants.

Currently, mammography is employed widely and our ability to sell the CTLMTM to medical facilities will, in part, be dependent on our ability to demonstrate the clinical utility of the CTLMTM as an adjunct to mammography and physical examination and our advantages over other available diagnostic tests. The competition for developing a commercial device utilizing computed tommography techniques and laser technology is difficult to ascertain given the proprietary nature of the technology. There are a significant number of academic institutions involved in various areas of research involving "medical optical imaging" which is a shorthand description of the technology the CTLMTM utilizes. A brief list of the most prestigious of these institutions includes the University of Pennsylvania, The City College of New York, and University College London. Two of these institutions have granted licenses on certain patented technologies to two companies: University of Pennsylvania - Non-Invasive Technologies; City College of New York - MediScience, Inc.

Methods for the detection of cancer are subject to rapid technological innovation and there can be no assurance that technical changes will not render our CTLMTM obsolete. There can be no assurance that the development of new types of diagnostic medical equipment or technology will not have a material adverse effect on our business, financial condition, and results of operations.

PATENTS

The patent for the CTLMTM was issued in December 1997 under Patent Number 569251. The Patent has a total of 4 independent claims and 24 subordinate claims. The independent claims serve to provide an overall outline of the disclosure of the invention. The subordinate claims provide additional information to identify pertinent details of the invention as they relate to the respective specific independent claim. We own the rights, to the Patent pursuant to an exclusive patent licensing agreement, for the use of the Patent for the CTLM(TM) technology. The life of a Patent is 17 years. Richard Grable, our Chief Executive Officer, owns the patent. In addition, we have twelve additional United States patents pending with regard to Optical Tomography, as follows:

                              U.S. PATENTS PENDING

  PCT APPL.                      FOR                      CASE #    SERIAL #     FILING DATE     PATENT #   PATENT DATE
   Yes      Diagnostic Tomographic Laser Imaging         6356      08/484,904   6/7/95        5,692,511   12/2/97
            (Electronics & Imaging)

   Yes      Diagnostic Tomographic Laser Imaging         6356-US   08/952,821   7/31/98       Pending
            (Patient Support Structure) in addition

PCT APPL    FOR                                          CASE #    SERIAL #     FILING DATE   PATENT #    PATENT DATE
   Yes      Device for Determining the Contour of the    6558-1    08/965,148   11/6/97       Pending
            of an Object Being Scanned

PCT APPL    FOR                                          CASE #    SERIAL #     FILING DATE   PATENT #    PATENT DATE
   Yes      Device for Determining the Perimeter of      6559-1    08/965,149   11/6/97       Pending
            Surface of an Object Being Scanned and for
            Limiting Reflection from the Object

PCT APPL    FOR                                          CASE #    SERIAL #     FILING DATE   PATENT #    PATENT DATE
   No       Data Acquisition Technique                   6570      60/032,592   11/29/96      Pending

PCT APPL    FOR                                          CASE #    SERIAL #     FILING DATE   PATENT #    PATENT DATE
   No       Data Acquisition Technique Using Wall Eye    6571      60/032,593    11/29/96     Pending

PCT APPL    FOR                                          CASE #    SERIAL #     FILING DATE   PATENT #    PATENT DATE
   No       Detector Array with Variable Amplifiers      6572-1    08/979,328   11/26/97      Pending
            in a Laser Imaging Device

PCT APPL    FOR                                          CASE #    SERIAL #     FILING DATE   PATENT #    PATENT DATE
   Yes      Detector Array for Use in a Laser Imaging    6573-1    08/963,760   11/4/97       Pending
            Apparatus

PCT APPL    FOR                                          CASE #    SERIAL #     FILING DATE   PATENT #    PATENT DATE
   Yes      Method for Reconstructing the Image of an    6574-1    08/979,624   11/28/97      Pending
            Scanned with a Laser Imaging Apparatus

PCT APPL    FOR                                          CASE #    SERIAL #     FILING DATE   PATENT #    PATENT DATE
   No       Fluorescent Imaging                          6585     60/036088     1/17/97       5,952,664   9/14/99

PCT APPL    FOR                                          CASE #    SERIAL #     FILING DATE   PATENT #    PATENT DATE
   Yes      Laser Imaging Apparatus Using Biomedical     6647     09/008,477    1/16/98       Pending
            Markers That Bind to Cancer Cells

PCT APPL    FOR                                          CASE #    SERIAL #     FILING DATE   PATENT #    PATENT DATE
   No       Phantom for Optical and Magnetic Resonance   6648     09/096,521    6/12/98       Pending
            Imaging Quality Control

PCT APPL    FOR                                          CASE #    SERIAL #     FILING DATE   PATENT #    PATENT DATE
   Yes      Time-Resolved Breast Imaging Device          6707     09/199,440    11/25/98      Pending

PCT APPL    FOR                                          CASE #    SERIAL #     FILING DATE   PATENT #    PATENT DATE
   No       Array Used as a Multiple-Detector            6825     60/118,745    2/5/99        Pending


Neither Mr. Grable nor we hold foreign patents, however the table below sets forth certain information with regard to the patents that have been applied for.


                       FOREIGN PATENT APPLICATIONS PENDING

AUSTRALIA
INV. DATE    INVOICE#      DESCRIPTION               FOR                           INTL. APPL. #     FILING DATE
12/29/97     C974248JD     National Phase in         Diagnostic Tomographic Laser  PCT/US95/08225    7/10/95
                           of PCT Appl.

CANADA
INV. DATE    INVOICE #     DESCRIPTION               FOR                           INTL. APPL. #     FILING DATE
2/4/98       C984481JPD    National Phase in Canada  Diagnostic Tomographic Laser  PCT/US95/08225    7/10/95
                           of PCT Appl.

CHINA
INV. DATE    INVOICE #     DESCRIPTION               FOR                           INTL. APPL. #     FILING DATE
5/27/98      PM986040JD    Chinese Patent Appl.      Diagnostic Tomographic Laser  PCT/US95/08225    7/10/95

EUROPEAN
INV. DATE    INVOICE #     DESCRIPTION               FOR                           INTL. APPL. #     FILING DATE
1/28/98      C984270JD     National Stage in Europe  Diagnostic Tomographic Laser  PCT/US95/08225    7/10/95

JAPAN
2/5/98       C984482JPD    Natl. Phase in Japan      Diagnostic Tomographic Laser  PCT/US95/08225    7/10/95
                           of PCT Appl.

MEXICO
INV. DATE    INVOICE #     DESCRIPTION               FOR                           INTL. APPL. #    FILING DATE
9/2/98       C987553JD     National Phase in Mexico  Diagnostic Tomographic      PCT/US95/08225      7/10/95

PCT COVERS                                                                      EUROPEAN PATENT
INV. DATE    INVOICE #     DESCRIPTION               FOR                         INTL. APPL. #      FILING DATE
1/3/97       P970502JD     PCT Appl. For RJG         Diagnostic Tomographic     PCT/US95/08225       7/10/95

2/19/98      C984498JPD    PCT Intl. Appl. of IDSI   Detector Array for Use in    97 951 435.3       11/28/97
2/19/98      C984497JPD    PCT Intl. Appl. of IDSI   Method for Reconstructing    97 954 133.1       11/28/97
                                                     Scanned with a Laser

3/18/98      C985531JPD    PCT Intl. Appl. Of Wake,  Device for Determining the   PCT/US97/19615     11/7/97
                           Grable & Rohler           of an Object Being Scanned
                                                     Reflection from the Object

5/13/98      C986209JPD    PCT Intl. Appl. of IDSI   Apparatus for Determining   97 948 135.5        11/7/97
1/20/99      C999316JD     PCT Intl. Appl. of IDSI   Time-Resolved Breast        PCT/US98/24939      11/25/98
6/21/99      C990756JD     PCT Intl. Appl. of RJG    Laser Imaging Apparatus     PCT/US99/04287      4/1/99


We intend to file for patents on products, including the CTLM(TM), for which we feel the cost of obtaining a patent is economicalLy reasonable in relation to the expected protection obtained. There can be no assurances that any patent that we apply for will be issued, or that any patents issued will protect our technology. If the patents we license or obtain are infringed upon, or if we are required to defend any patent infringement cases brought against it, it will require substantial capital, the expenditure of which we might not be able to afford. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statements-Patents".

PATENT LICENSING AGREEMENT

BACKGROUND

In December of 1993, Richard Grable, Linda Grable, and Allan L. Schwartz (the "Founders"), formed Imaging Diagnostic Systems, Inc., which at that time was a privately held Florida corporation (the "Private Company"). The sole purpose of the Private Company was to further develop Richard Grable's invention, a CT laser breast-imaging device (the "Mammoscan(TM)"). The Mammoscan(TM) had already been exhibited at the RSNA 89' session and held the promise of a new, emerging technology for the detection of breast abnormalities without compression or ionizing X-rays. This device used a laser diode for our energy source and a 386 processor that was extremely slow. Once the technology became available to speed up the processing, the Founders believed that this device would be a major breakthrough in the early detection of breast cancer.

It was unanimously decided that the Private Company should merge with a public shell and raise its initial seed funding through the sale of Common Stock pursuant to Regulation D, Rule 504. On April 14, 1994, we merged with Alkan Corp., a New Jersey public company. Alkan Corp.'s name was changed to Imaging Diagnostic Systems Inc. and the privately held Company was dissolved. Although we had an understanding with Mr. Grable that we would have the exclusive license for use of the Patent and Mr. Grable would be paid a royalty, the Patent was not actually issued until December 1997. The amount to be paid for the license and other terms and conditions of the license were never discussed and the exclusive license for the patent was never memorialized in written form. It was understood at the time of the merger that Mr. Grable would be compensated for his patent, when issued, and that he would receive a development royalty based on sales of the device. In February 1995, pursuant to an amendment to his July 5, 1994 employment agreement (the "Employment Agreement") he was granted a development royalty based on the net sales of the CTLM(TM). We still did not have a binding agreement with regard to our use of the Patent at that time. When Mr. Grable filed the patent application in June of 1995, the Board instructed our General Counsel to draft an Exclusive Patent License Agreement. Our prior General Counsel was involved with funding agreements, Federal filings, employment contracts and other legal issues, which are inherent to a development stage Company and never prepared the Patent License Agreement and we did not realize that a formal agreement had not been executed.

NEGOTIATIONS

In Sseptember 1997, we hired new general counsel. In her review of our records, she discovered that no agreement for the use of the Patent had been executed and apprised the Board of Directors of this fact that we had no binding agreement for the use of the Patent. Since it was always the intent of Mr. Grable to grant us an exclusive license to the Patent, a licensing agreement was negotiated. Our General counsel represented us and Mr. Grable retained separate counsel for himself. Mr. Schwartz negotiated the terms of the Patent License Agreement on our behalf. We did not seek the services of a financial advisor to issue a fairness opinion with regard to the Patent License.

Even though Mr. Schwartz and Mr. Grable are both founders of Imaging, we believe that the parties negotiating the transaction were independent of each other and on equal footing. Mr. Schwartz had full knowledge of the patent, had physically seen the original prototype, Mammoscan, operate in May of 1990 and recognized the CTLM's(TM) potential to generate revenues upon receiving FDA marketiNg clearance.

Moreover, we believe that the terms of the Patent License Agreement are fair and comparable to terms that would have been required by an unaffiliated third party holding the Patent, given the same circumstances and conditions that existed at the time the Patent License was negotiated. Our belief is based on the following facts and circumstances;


An oral understanding with Mr. Grable already existed regarding the Patent License.

A Royalty  Agreement was already included in Mr. Grable's  Employment
Agreement.

The negotiations were conducted to agree on the number of shares to be issued as consideration for the Patent License, to modify the terms of the royalty, and memorialize the agreed upon terms in a written contract.

We had expended substantial funds for the development of the CTLM(TM) and technically had no legal right for its use.

Mr. Grable and mr. schwartz both had a fiduciary duty to our shareholders and us to formalize, in writing, the oral agreement regarding the patent.

The value of the Patent to Imaging was determined by the preparation of a confidential three year pro-forma statement of operations beginning with fiscal year June 30, 1998 and ending with fiscal year ended June 30, 2000.

This statement reflected an average of $35,615,732 Net Revenues over the last two fiscal years assuming that we received FDA marketing clearance in the latter part of calendar 1998. Since all of the revenues and our existence were totally dependent on Mr. Grable's patent, it was determined that a reasonable one-time license fee would be 10% of that average over the two-year period. That amount, $3,561,573 was approximately the value of the shares ultimately agreed upon by both parties. Due to the delays in obtaining the new laser system, the delays in the modification and redesign of the CTLM(TM) and the delay in the commencement of tHe Nassau County clinical investigational trials, we are unable to determine when we might anticipate FDA marketing clearance. Moreover, due to these delays, we are unable to determine when we will begin to generate revenue.

The lack of a fairness opinion by a financial advisor did not affect the decision of the board, due to the foregoing and because:

Under Mr. Grable's guidance, the development of the CTLM(TM) was nearing completion.

This  situation  placed  Mr.  Grable  in  better  bargaining   position,   which
strengthened as the CTLM(TM) moved closer to being a marketable medical imaging device.

FDA clinical trials were underway.

Three external clinical sites at hospitals in the United States were being planned.

The Board believed that the transaction was fair.

Initially, Mr. Grable's counsel advised him to request 15 million shares of Common Stock that would be immediately registered in order to afford Mr. Grable protection against dilution. We rejected that offer and continued negotiating. After several offers and counter offers and several discussions, Mr. Grable accepted a lesser number of shares (7,000,000) with anti-dilution provisions and agreed to payment of the licensing fee in two installments, one year apart and agreed to accept restricted shares with no registration rights. In addition, a new royalty structure, based upon the net selling price of all products and goods in which the Patent is used, before taxes and after deducting the direct cost of the product and commissions or discounts paid was agreed to. Under Mr. Grable's prior employment agreement, once we began to generate revenues, we were contractually obligated to pay the development Royalties set forth below pursuant to Mr. Grable's Employment Agreement. The Development Royalties expired in July 1999 with the expiration and replacement of Mr. Grable's prior employment agreement.

Pursuant to the License Royalty structure, the percentage of Royalties to be paid is in a declining scale as opposed to the ascending scale for the Development Royalties. Although the License Royalty structure is higher on every level than the Development Royalty structure, we believe that in the long run it is more advantageous for us to pay a higher Royalty and have the legal and exclusive right to use the patent as opposed to being obligated to pay a lower development Royalty pursuant to an Employment Agreement, with no right to the Patent. Moreover, at the $10,000,000 plus level (the level which represents the sale of approximately 29 machines per year) the difference in the Royalty structure is only 1%. The following is a comparison of the Development and License Royalty structures:

  DEVELOPMENT ROYALTY STRUCTURE                 LICENSING ROYALTY STRUCTURE

  GROSS SALES               PERCENTAGE        GROSS SALES            PERCENTAGE

  $0 to $999,999              2.5%           $0 to $1,999,999              10%
  $1,000,000 to $1,999,999     3%            $2,000,000 to $3,999,999       9%
  $2,000,000 to $3,999,999    3.5%           $4,000,000 to $6,999,999       8%
  $4,000,000 to $9,999,999     4%            $7,000,000 to $9,999,999       7%
  Greater than $10,000,000     5%            Greater than $10,000,000       6%


AGREEMENT

In June 1998, we entered into a Patent Licensing Agreement with Mr. Grable. Pursuant to the terms of the Patent Licensing Agreement, we were granted the exclusive right to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize and practice the Patent, all improvements thereto and all technology related to the process, throughout the world. This license shall apply to any extension or re-issue of the Patent. The term of the license is for the life of the Patent (17 years) and any renewal thereof, subject to termination, under certain conditions. As consideration for the License, on June 5, 1998, we issued to Mr. Grable 3,500,000 shares of Common Stock and an additional 3,500,000 shares in June 1999. The market price of the Shares at the time of the 1999 issuance was $.54 per Share. In addition, we have agreed to pay to Mr. Grable, a royalty based upon the net selling price (the dollar amount earned from the sale, both international and domestic, before taxes minus the cost of the goods sold and commissions or discounts paid), of all products and goods in which the patent is used. During the second year of the Agreement, we must pay a minimum cash royalty of $250,000 at the end of the second year. Mr. Grable has deferred this minimum cash royalty until we commence sales and delivery of CTLM(TM) systems.

The Board of Directors did not submit the matter for a shareholder's vote prior to the execution of the Patent License Agreement or the issuance of the shares, since the Florida Business Corporation Act did not require shareholder approval.

The Patent Licensing Agreement also contains anti-dilution protection upon the occurrence of any stock dividend, stock split, combination or exchange of shares, reclassification or re-capitalization of our Common Stock, reorganization, consolidation with or merger into, or sale or conveyance of all, or substantially all of our assets to another corporation or any other similar event which serves to decrease the number of Shares issued pursuant to the Patent Licensing Agreement. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statements-Possible Conflict of Interest" and "Certain Transactions". The Patent has generated no revenues to date. We had anticipated generating revenues in the fourth fiscal quarter beginning April 1999. However, due to the developmental and clinical investigational trial delays, it is unlikely that these projections will be met.

OEM AGREEMENT

In January 1998, we entered into an Original  Equipment  Manufacturer  Agreement
(OEM) with Imation Corp. ("Imation"). In December 1998, Imation's medical imaging business in North America, Latin America, and Asia was purchased by the Eastman Kodak Company. Immediately after the purchase by Kodak, we received correspondence from Kodak, which confirmed that our OEM agreement would not be changed by the acquisition of Imation. At that time, we purchased a new Dry View Imager, which was delivered on April 5, 1999. The additional Imation Dry View Imager on loan to us as a demonstrator was shipped to Nassau County Medical Center on April 7, 1999.

Pursuant to the OEM Agreement, we have been granted a limited, nonexclusive, worldwide, royalty-free license to use Imation's proprietary information with regard to technical interface, and timing diagrams, specification, definitions, and drawings defining such technical interface (the "Dry View Technology").

The OEM Agreement also gives us the right to market the Dry View Technology directly or indirectly through our Distributors. The DryView(TM) imagesetting film is a hard-dot quality film that requires no chemical processing, which traditional image processoRS require. It also eliminates the need for a dark room. This dry film product was developed by Imation based on the same technology used to develop Imation's DryView(TM) Laser Imaging System for the medical imaging market. The dry image setting film is used in a number of dry film imagesetters developed by systems developers including Scitex Corporation Ltd., ECRM Incorporated, Ultre Division of Linotype-Hell Company and Exxtra Corporation. We believe that the Dry View Technology will provide our end users with the most efficient, economical, and ecological product in the medical industry due to the fact that the processing procedure for the DryView(TM) does not use chemicals therefore eliminating the possibility of environmental contamination, the need for a dark room and the cost of chemical processing.

It was originally believed that the OEM agreement could provide us with immediate revenues from the direct sale of the Dry View Technology. As a result of local marketing efforts in the immediate market of South Florida, it was quickly determined that the marketing of this product would not be cost effective since we would be competing with Imation's (now Kodak's own sales force) and others who have greater resources and personnel than us. Due to this competition factor, we have not marketed any DryView to date and will use the technology as a value-added option to the CTLM(TM) when sold.

NASDAQ LISTING

On March 24, 1996, we filed an application with Nasdaq to be listed on the Small Cap Market. Our request for listing was subsequently denied after a hearing before the Listing Qualifications Panel (the "Panel"). The denial was based upon the fact that one of our outside shareholders (the "Shareholder"), who had no control or relationship with us, other than as a minority shareholder had record-keeping that was not in compliance with NASD regulations in his previously owned broker-dealer and owned a 5% interest in us.

As a result, we appealed the denial decision to the Nasdaq Listing and Hearing Review Committee (the "Committee"), which on February 5, 1997, reversed the decision of the Panel and stated in part the following:

         "Accordingly, we recommend that the Panel's decision denying initial inclusion be reversed and the case be remanded to the Staff with instructions to implement our proposal..."

We in fact, did implement our proposal and on March 12th provided Nasdaq with copies of all documentation necessary to satisfy any concerns that the Panel had regarding the Shareholder. On March 31, 1997, prior to the time Nasdaq acted on the proposal, Barron's published an inaccurate article stating that a Nasdaq spokesman indicated that the listing would be denied. For the 36 trading day period prior to the date of this article our stock traded at $3.00 and above. The article had a predictable negative impact on our stock and the price dropped below $3.00 and did not recover, despite a retraction from Barron's on April 7, 1997. See Item 5. "Market for Registrant's Common Equity. Based upon this decline the Nasdaq staff refused to approve our application for listing. On July
 7, 1999, our Common Stock closed at $.31.

We appealed the denial of the listing at an oral hearing before the Nasdaq Qualification Hearing Panel (the "Panel") in Washington D.C. on January 22, 1998. On February 10, 1998, the Panel issued its decision which stated, in part that despite our argument, the Panel was of the opinion that we must satisfy the $4.00 per share bid price requirement as well as all other requirements for initial listing. The Panel noted that there were in excess of 25,000,000 total shares outstanding, which it stated, would allow us to effect a reverse split sufficient to raise the bid price above the $4.00 minimum. The Panel was of the opinion that we were in compliance with the net tangible assets requirement, however the Panel expressed concern relating to our ability to maintain compliance with the $2,000,000 net tangible assets requirement over the long term. The Panel granted our request for initial inclusion on the Nasdaq Small Cap Market, subject to the following conditions:

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

Due to the substantial amount of preferred shares outstanding at the time, the Board of Directors determined that a reverse split at this time would be detrimental to the interests of our shareholders and vetoed the proposal for the reverse split. The conditional listing expired on May 11, 1998.

We immediately appealed this decision to the Nasdaq Listing and Hearing Review Council (the "Council"). On May 19, 1998, we received the Decision of the Council, which affirmed the decision of the Panel. The Council stated that:

      "In making this decision, we find unpersuasive our argument that on remand, it was not required to satisfy the initial inclusion bid requirement, or by implication, any of the other listing requirements. In fact the purpose of a remand and the continuing role of the staff in the process is to provide assurance that the Company satisfied Nasdaq listing requirement at the time it was listed, a fact that the Company likely understood when it went through the re-application process following remand."

We contend that this determination is incorrect as we never went through a re-application process following remand. The Council went on to state, in part, that:

      "The Company could have no reasonable expectation that it received a waiver of Nasdaq listing standard. The decision merely determines that the ownership of the shareholder at issue would not prevent listing, given our plan to insulate itself. We believe that the Panel's exception, which appears to be within our control to achieve, was appropriate. While the incorrect Barron's article was unfortunate, we note that a retraction was later printed and sufficient time has passed to allow our stock to be fairly priced in the market. We note that at the time of our consideration, the bid price for our Common Stock was 1 1/16. This is well below Nasdaq's initial inclusion standards".

The Council also agreed with the Panel's determination to require a heightened net tangible assets requirement based upon our history of losses which have increased on a quarterly basis.

On June 11, 1998, we filed an Application for Review before the United States Securities and Exchange Commission to appeal the Decision of the Council. The basis for the appeal was that the Council erred in affirming the Panel's decision placing conditions upon our initial inclusion. We contended that:

v It did satisfy all the listing requirements on a timely basis but was initially rejected for listing by the Nasdaq Staff and Panel on grounds that were ultimately reversed by the Committee in the first appeal.

v That we satisfied the listing requirement and this fact was so recognized in the Committee's Decision in the first appeal. v That due to the four month delay cased by the Nasdaq Staff; dilatory review process, and the irresponsible remarks made by a

         Nasdaq Staff member to Barron's; the price of the our stock declined below the initial listing requirement (but remained well above the maintenance requirement).

         Based upon price deficiency alone, we were denied listing.

On August 8, 1998, we filed our Brief in Support of Application for Review. Nasdaq's brief was due on September 10, 1998 and filed on September 15, 1998. On September 25, 1998, we filed our Reply Memorandum to the Brief of the Nasdaq Stock Market. On July 21, 1999, we received an Opinion of the Commission dismissing our application for review. The Commission found that Nasdaq did not exceed its authority by requiring us to:

         Satisfy the $4.00 per share bid price requirement.
         Satisfy all other requirements for initial listing.
         Evidence a minimum of $5,000,000 in net tangible assets.

EMPLOYEES

As of the date of this Report, we have 31 full-time employees, including our three executive officers. A majority of our employees (18) are employed in the areas of scientific and product research and development. Our ability to provide our services is dependent upon our recruiting, hiring and retaining qualified technical personnel. To date, we have been able to recruit and retain sufficient qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. Therefore, we have entered into employment agreements with certain executive officers and employees. The loss of the services of existing personnel as well as the failure to recruit key scientific, technical and managerial personnel in a timely manner would be detrimental to our research and development programs and to our business. Our anticipated growth and expansion into areas and activities requiring additional expertise, such as marketing, will require the addition of new management personnel. Competition for qualified personnel is intense and there can be no assurance that we will be able to continue to attract and retain qualified personnel necessary for the development of our business. See. Item 9. "Directors, Executive Officers, Promoters and Control Persons; and Compliance with Section 16(a) of the Exchange Act".

YEAR 2000

We have reviewed and tested our existing computer systems and our CTLM(TM) software and hardware products to ensure these systems aND products are adequately able to address the issues expected to arise in the year 2000 and thereafter. We have invested, and will continue to invest, in improving our information technology infrastructure to ensure that such infrastructure is Year 2000 compliant. Our information technology system employs Microsoft Windows NT
4.0 Network on three file servers and fifty workstations. The CTLM(TM) and its proprietary software comprise its non-information technology that is not date dependent.

We have successfully implemented the systems and programming changes necessary to address Year 2000 issues and have spent approximately $2,500 for third party software upgrades and Microsoft Developers Network software ("MSDN"). The MSDN software allows our computer programmers to update our software to Y2K compliance by recompiling the source code. We renewed and will continue to renew our subscription to MSDN annually. We do not track the internal costs of our Year 2000 Compliance Plan. These costs are principally related payroll costs for our computer-engineering group.

We have received the latest MSDN update from Microsoft and our software engineers have recompiled all of the proprietary software used in the CTLM(TM). Our proprietary software is now Y2K compliant.

We are dependent on the following software programs to conduct our business operations:

     Accounting:                    Peachtree Complete, release 6.0
     Manufacturing:                 Alliance Manufacturing Software, Ver. 2.4a

     Operating Systems:             Windows NT 4.0 and Windows 95
     Word Processor:                Microsoft Office Professional 97

     Database:                      Oracle7

The Peachtree Complete, Alliance Mfg., and the Oracle7 are Year 2000 compliant. The Microsoft Windows NT 4.0 and Windows 95 are compliant with minor issues. Office Professional 97 is compliant. We believe that these software programs are Y2K compliant, however, there is a risk that some or all of these programs will have minor Y2K issues. We have in place a disaster recovery plan to deal with any software or hardware failure.

We have tested our servers and workstations for Y2K compliance. All of our computers have Intel Pentium processors. During stand-alone tests, the computers with Intel Pentium processors were Y2K compliant. Software has been purchased to test and repair non-compliant systems. The testing and re-mediation by our Computer System Support Engineer has been completed and we are, as of the date of this report, Y2K compliant.

We have not fully determined the extent to which we may be impacted by third parties' systems, which may not be Year 2000 compliant. While we have begun efforts to seek reassurance from our suppliers, there can be no assurance that the systems of other companies, whom we deal with, will be Year 2000 compliant. Third parties' non-compliance could have an adverse effect on us. Failure of third party vendors to deliver parts and components timely could materially affect our ability to manufacture and deliver CTLM(TM) systemS. Because of this potential risk, a checklist of Y2K compliant vendors and sub-contractors has been compiled and we have begun to expand our vendor and sub-contractor base to safeguard us against this uncertainty. Our Year 2000 Compliance Committee has prepared a worst case Y2K scenario which estimates that Internet access will be severely impaired, including the ability to send and receive e-mail, possible difficulty in connecting our computer to remote clinical sites, and delays in shipment and delivery of parts, components and finished goods. Overall fear and confusion of the Y2K problem may temporarily impair many companies, even those who are Y2K compliant.

We can fully function without the use of the Internet and e-mail. Clinical data will be sent via overnight delivery from the clinical sites to us. Fear and confusion will diminish in a few weeks as companies and individuals learn that most companies are compliant and operating without any major problems. Delays in shipping will be a minor inconvenience as we will have stockpiled critical parts and components in anticipation of Y2K. We have a Disaster Recovery Plan in place to deal with software and hardware failures. This plan provides that all computer workstations are backed up on tape every night and a spare server is ready to be installed upon failure of any server in service. All of our clinical data is stored separately on a RAID-5 system. RAID (redundant array of independent disks) is a way of storing the same data in different places (thus, redundantly) on multiple hard disks.

ITEM 2.  DESCRIPTION OF PROPERTY

Our facilities are located at 6531 N.W. 18th Court, Plantation, Florida. The facilities are owned by us and comprise a 24,000-sq. ft. building located on a 5 acre landscaped tract. In April 1999, we placed a mortgage on our property in connection with the issuance of a Convertible Debenture. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statements - Uncertain Ability to Meet Capital Needs and
Sale of Unregistered Securities-Convertible Debenture". We believe that our facility is adequate for our current and reasonably foreseeable future needs. We will assemble the CTLM(TM) at our facility from hardware components that will be made by vendors according to Company specifications. The softwaRE components of the CTLM(TM) device are developed by us.

ITEM 3.  LEGAL PROCEEDINGS

On July 10, 1997, we filed an action in the Circuit Court of the 17th Judicial Circuit in and for Broward County, case no. 97-10533, against Dr. Valey Kamalov ("Kamalov") and Irina Struganova. The complaint alleges that Kamalov, an ex-employee of ours, violated his employment agreement with us while employed. After terminating his employment with us he violated non-compete, confidentiality, and invention covenants of his agreement. We believe that Dr. Kamalov appropriated our propriety information and used Company time and resources to develop technology, which he removed from our premises for his own personal use after terminating his employment. In order to obtain and keep in place a temporary injunction that prohibited him from using the technology and the propriety information, we had to post two bonds for an aggregate of $100,000. The technical aspects of the case were very complicated and the Court lifted the restraining order. We appealed and lost. Dr. Kamalov threatened to file a counterclaim. Due to the substantial legal expenses incurred and to be incurred by us in proceeding with the litigation, the possible addition of a counterclaim and the complicated technical aspects of the case, our litigation counsel recommended that we settle the matter. We entered into a settlement in December 1998. Pursuant to the settlement, Dr. Kamalov retained $90,000 of the $100,000 bond and the remainder was returned to us.

On October 7, 1998 a lawsuit was filed against us in the United States District Court, Southern District of New York, by the Series B Holders (Case No. 98 Civ.
086). We were served on October 19, 1998. The lawsuit alleges that we breached the contract of sale to the Series B Holders by, among other this failing to convert the Series B Preferred Stock and failure to register the Common Stock underlying the Preferred. In April 1999, the Series B Preferred Stock was purchased from the Series B Holders by an unaffiliated third party, Charlton Avenue LLC ("Charlton"). On April 6, 1999, we entered into a Subscription Agreement with Charlton whereby we agreed to issue to Charlton 138 shares of our Series I, 7% Convertible Preferred Stock. Our Board of Directors established the value of the Series I Preferred at $10,000 per share. Consideration for the subscription was paid as follows:

         (1) Forgiveness of all of the interest due and payable in connection with the Series B convertible Preferred Stock (approximately $725,795).

         (2) Settlement and dismissal, with prejudice, of all litigation concerning the Series B convertible Preferred Stock.

         (3) Cancellation of 112,500 Warrants that were issued with the Series B Convertible Preferred Stock; and

         (4) The amendment of the Series B Preferred designation to impose a limitation on the owner(s) of the Series B Convertible Preferred Stock to ownership of not more than 4.99% of our outstanding Common Stock at any one time.

On August 25, 1999 the Company was served with a civil suit by Andrew Abraham Skolnick, which we believe to be without merit. Our attorneys have filed for an extension in order to prepare a motion for dismissal.

We are not aware of any other material legal proceedings, pending or contemplated, to which we are, or would be a party to or of which any of our property is, or would be, the subject. See Item 5. Market for Registrant's
Common Equity and Related Stockholder Matters-Sale of Unregistered Securities-Preferred Stock-Series B".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted any matters to a vote of Security Holders. As of the 3rd day of December 1998, Austost Anstalt Schaan, Avalon Capital Ltd., Balmore Funds S.A., Steven Cohen, Canadian Capital Fund Ltd., Dominion Capital Funds Ltd., Linda B. Grable, Richard J. Grable, Deborah O'Brien, The Malcolm Kanan Empire Trust and Allan L. Schwartz, (collectively "the Majority Common Shareholders"), and Goodland International Investment Ltd., Weyburn Overseas Limited, Austost Anstalt Schaan and Balmore Funds S.A. (collectively "the Majority Preferred Shareholders authorized by written action, our adoption of an amendment to our Certificate of Incorporation, as amended, to increase the authorized Common Stock from 48,000,000 shares to 100,000,000 shares (the "Written Action"). Taking into account such provisions, the Majority Common Shareholders and the Majority Preferred Shareholders (collectively, "the Majority Shareholders") were entitled to and voted the number of shares set forth opposite their names:

NAME                            # OF COMMON           % OF COMMON        # OF PREFERRED      % OF
                                SHARES                SHARES             SHARES              PREFERRED
                                OUTSTANDING (1)                                              SHARES
                                                                                             OUTSTANDING (2)


Austost Anstalt Schaan (4)          342,533             .9%                   50               8.96%
Avalon Capital Ltd.                 673,401            1.7%
Balmore Funds S.A.(5)               342,533             .9%                   50               8.96%
Steven Cohen                        396,700            1.0%
Canadian Capital Fund Ltd.          636,379            1.65%
Dominion Capital Funds Ltd.       1,334,996            3.5%
Goodland International
Investment Ltd. (3)                                                          315               56.45%
Linda B. Grable                   3,497,800            9.1%
Richard J. Grable                 7,995,040           20.8%
Deborah O'Brien                     287,000             .75%
Allan L. Schwartz                 3,579,980            9.3%
The Malcolm Kanan Empire Trust    1,200,000            3.1%
Weyburn Overseas Limited (2)                                                 135              24.19%
         TOTAL                   20,328,462           52.8%                  550              98.56%

1. This column sets forth the percentage of the total number of common shares outstanding as of December 3, 1998 (38,510,399 shares), the date the final written action was executed and presented to our Board of Directors. As of October 11, 1999, there are 57,247,380 shares of Common Stock outstanding.

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


Pursuant to Section 607.0704 Florida Statutes, any action to be taken at an annual or special meeting of shareholders may be taken without a meeting, without prior notice and without a vote if the action is taken by a majority of the holders of outstanding stock of each voting group entitled to vote. In addition the voting rights provided to the Common Stock holders, the Certificates of Designation of the Series B, D, E, and H Preferred Stock (the "Certificates"), provide that, in the event there are insufficient shares to effect a conversion, we are required to increase the number of authorized shares to effect such conversion. Preferred Holders, pursuant to the Certificates, are granted voting rights, and voted solely for the purpose of increasing the number of authorized shares to accommodate the conversion of their preferred shares into common shares. Due to the decrease in our stock price, we did not have an adequate number of common shares authorized to meet our contractual obligations with regard to the conversion of the Preferred Stock. In addition, the Amendment will insure that there are a sufficient number of shares of Common Stock available for issuance upon exercise of outstanding stock options and warrants and enhance our ability to attract and retain qualified employees, consultants, officers and directors by enabling us to create stock options, incentives and rewards for their contributions to our success. Moreover, until such time as we are able to generate revenues, we are dependent on equity or other financing to continue operations. We will require substantial additional funds for our research and development programs, pre-clinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs.

The issuance of large amounts of Common Stock upon conversion of the preferred and the subsequent sale of such shares may further depress the price of the Common Stock. In addition, since each new issuance of Common Stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change of control. As of the date of this Report, there are 57,247,380 shares outstanding. Based on the average bid and ask closing price of our Common Stock as of October 11, 1999 ($0.109) approximately 41,574,279 shares would be required to convert the Series B shares, approximately 1,866,667 shares would be required to convert the Series G shares, approximately 6,965,174 shares would be required to convert the Series H shares, approximately 16,739,447 would be required to convert the Series I shares, approximately 21,227,559 shares would be required to convert the Debenture and, although we are contractually prohibited from doing so approximately 167,410,714 shares would be required to draw down the entire Equity Line of Credit. In addition, approximately 4,890,921 shares would be required for the exercise of options and warrants. Based upon the foregoing, as of October 11, 1999, we would need in excess of 318 million authorized shares to effectuate all conversion, utilize the total Equity Line of Credit and fulfill our remaining stock related obligations including the current issued and outstanding shares.

On January 28, 1999, we filed a Definitive Information Statement with the Securities and Exchange Commission (the "Commission") with regard to the Written Action. The Written Action became effective on February 18, 1999.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the NASDAQ over-the-counter bulletin board market under the symbol IMDS. There has been trading in our Common Stock since September 20, 1994. The following table sets forth, for each of the fiscal periods indicated, the high/low and low/low bid prices for the Common Stock, as reported on the OTC Bulletin Board. These per share quotations reflect inter-dealer prices in the over-the-counter market without real mark-up, markdown, or commissions and may not necessarily represent actual transactions.

     QUARTER ENDING        HIGH/LOW BID         LOW/LOW BID

FISCAL YEAR 1996

September 1995               $1.69                $0.56
December 1995                $4.31                $0.56
March 1996                   $8.00                $2.56
June 1996                    $7.38                $2.50

FISCAL YEAR 1997

September 1996               $3.93                $2.25
March 1997                   $4.00                $2.50
December 1996                $4.50                $1.44
June 1997                    $3.06                $2.44

FISCAL YEAR 1998

September 1997               $2.69                $1.44
December 1997                $1.56                $0.60
March 1998                   $1.23                $0.61
June 1998                    $1.39                $0.40

FISCAL YEAR 1999

September 1998               $0.56                $0.21
December 1998                $1.00                $0.35
March 31, 1999               $0.59                $0.34
June 30, 1999                $0.47                $0.28

On October 11, 1999, the closing trade price of the Common Stock as reported on the OTC Bulletin Board was $.112. As of such date, there were approximately 745 holders of record of our Common Stock.

SALE OF UNREGISTERED SECURITIES

PRIVATE PLACEMENT OF PREFERRED STOCK

We have had to rely on the private placement of Preferred and Common Stock to obtain working capital. In deciding to issue Preferred Shares pursuant to the private placements, we took into account the number of common shares authorized and outstanding, the market price of the Common Stock at the time of each Preferred sale and the number of common shares the Preferred Shares would have been convertible into at the time of the sale. At the time of each private placement of Preferred Stock there were enough shares, based on the price of our Common Stock at the time of the sale of the Preferred to satisfy the Preferred conversion requirements. Although our Board of Directors tried to negotiate a floor on the conversion price of each series of Preferred Stock prior to sale, it was unable to do so. In order to obtain working capital we will continue to seek capital through debt or equity financing which may include the issuance of Convertible Preferred Stock whose rights and preferences are superior than those of the Common Stock holders. We will endeavor to negotiate the best transaction possible taking into account the impact on our shareholders, dilution, loss of voting power and the possibility of a change of control. However, in order to satisfy our working capital needs, we may be forced to issue convertible securities with no limitations on conversion. In addition, the dividends on the Preferred Stock affect the net losses applicable to shareholders. There are also adjustments as a result of the calculation of the deemed Preferred Stock dividends applicable because we have entered into contracts providing for discounts on the Preferred Stock when it is converted. As a result of the dividends on cumulative Preferred Stock, the net loss per common shareholder has increased from $.07 per share for fiscal year ending June 30, 1998 to $.02 per share for fiscal year ending June 30, 1999. The cumulative total is $.21 per share.

In the event that we issue Preferred Stock without a limit on the number of shares that can be issued upon conversion and the price of our Common Stock decreases, the percentage of shares outstanding that will be held by preferred holders upon conversion will increase accordingly. The lower the market price the greater the number of shares to be issued to the preferred holders, upon conversion, thus increasing the potential profits to the Holder when the price per share increases and the Holder sells the Common Shares. The Preferred Stockholders potential for increased share issuance and profit, including profits derived from shorting our Common Stock, in addition to a stock overhang of an undeterminable amount, may depress the price of our Common Stock. In addition, the sale of a substantial amount of Preferred Stock to relatively few holders could effectuate a possible change of control. Moreover, in the event of a voluntary or involuntary liquidation of the Company while the Preferred Stock is outstanding, the holders will be entitled to a preference in distribution of our property available for distribution equal to $10,000 per share. The following table summarizes certain information with regard to the Series B, D, E, G, H, and I Preferred Shares as of October 11, 1999.

SERIES/# OF     COMMON      CONVERSION    # OF COMMON SHARES     APPROX. PRICE OR       # OF COMMON SHARES
B/360           $4.70       $3.85         1,168,831              $.379 to $.1131        4,651,651 (2)
D/50            $1.22       $.915         546,448                $.2265 to $.495        1,717,134
E/54            $1.093      $.81975       658,737                $.29775 to $.77475     1,282,826
G/14            $.34        $.255         1,490,196              $.1519 to $.10875      1,805,731
H/49            $.56        $.42          2,571,429              $5025 to $.10875       2,784,230
I/138           $.38        $.285         4,842,105              N/A                    N/A


(1)   Approximate number estimated for the purpose of this table only.

(2) Represents conversion of 90 shares of Series B Preferred Stock. The remaining 360 shares remain unconverted. The conversion notice for the Series B Preferred Stock previously received by us has been cancelled by the new Series B Holders. In addition, pursuant to the issuance of the Series I Preferred to the Series B Holders the 1,542,877 shares that were required to be issued pursuant to the dividend provision of the Series B Preferred Shares have been forgiven..

(3) Represents conversion of 59 shares of Series H Preferred Stock. The remaining 49 shares remain unconverted. As of October 11, 1999, 2,924,731 shares would be required to convert the Series H shares at the conversion price of $.2325 per share.


SERIES B PREFERRED STOCK

In December 1996, we sold an aggregate of 450 shares of our Series B Convertible Preferred Stock, for an aggregate of $4,500,000, to Weyburn Overseas Limited ("Weyburn") and Goodland International Investment Ltd. ("Goodland") pursuant to Regulation D. At the time the placement was concluded, the average bid and ask price of our Common Stock was approximately $4.70 per share. Net proceeds to us of $4,500,000 were used for working capital and the continuous research, development and testing of our CTLM(TM). No fees were paid IN connection with this offering.

We filed a Registration Statement on Form S-1 registering the shares underlying the Series B Preferred. The shares were never converted and the registration statement is no longer current. On September 4, 1998, we received a notice of conversion from Weyburn and Goodland requesting the issuance of 4,559,846 and 10,639,642 shares of Common Stock, respectively. The conversion rate was 82% of the average market price over a five-day period prior to conversion or approximately $.35014 per share. At the time the B Preferred Shares were issued, the conversion rate would have been $3.85 per share and the Preferred shares would have been convertible into 1,168,831 shares. The increase in the number of shares to be issued upon conversion was due to the decline in the market price of our Common Stock. We have the option to pay the accrued dividends in Common Stock.

On October 7, 1998 a lawsuit was filed against us in the United States District Court, Southern District of New York, by the Series B Holders (Case No. 98 Civ.
086). See Item 3 "Legal Proceedings". On April 6, 1999, the Series B Preferred Stock was sold by the Series B Holders to Charlton Avenue, LLC (Charlton), an unaffiliated third party with no prior relationship to us or the Series B Holders. On April 6, 1999, we also entered into a Subscription Agreement with Charlton whereby we agreed to issue to Charlton 138 shares of our Series I, 7% Convertible Preferred Stock. Our Board of Directors established the value of the Series I Preferred at $10,000 per share. Consideration for the subscription was paid as follows:

         (1) Forgiveness of all of the accrued interest due and payable (approximately $725,795) in connection with the Series B convertible Preferred Stock.
         (2) Settlement and dismissal, with prejudice, of all litigation concerning the Series B convertible Preferred Stock and the exchange of mutual releases.
         (3) Cancellation of 112,500 Warrants that were issued with the Series B Convertible Preferred Stock; and
         (4) The amendment of the Series B Preferred designation to impose a limitation on the owner(s) of the Series B Convertible Preferred Stock to ownership of not more than 4.99% of our outstanding Common Stock at any one time. The Series B Preferred is convertible at 82% of the average bid price for the five trading days immediately preceding conversion and pays a premium of 7% per annum. As of the date of this Report, 60 shares of Series B Preferred Stock have been converted into 1,931,123 shares of Common Stock at a conversion price of $.379 per share, 10 shares have been converted into 620,155 shares of Common Stock at a conversion price of $.16125, 3 shares have been converted into 547,409 shares of Common Stock at a conversion price of $.127875, and 17 shares have been converted into 1,552,964 shares of Common Stock at a conversion price of $.1131 leaving a balance of 360 shares not yet converted.

SERIES C PREFERRED STOCK

On October 6, 1997, we finalized the private placement to Austost Anstalt Schaan, UFH Endowment, Inc., Chris Baum, Avalon Capital Limited, Dominion Capital, Ltd. and The Cuttyhunk Fund Limited and aggregate of 210 shares of our Series C Convertible Preferred Stock ("the "Preferred Shares") at a purchase price of $10,000 per share and Warrants to purchase up to 105,000 shares of our Common Stock at an exercise price of $1.63 per share and to purchase up to 50,000 warrants at an exercise price of $1.56. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the ("Regulation S Sale"). At the time the placement was concluded, the average bid and ask price of our Common Stock was approximately $1.63 per share.

The Preferred Shares were convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, without additional consideration. Pursuant to the Subscription Agreement, the Series C Holder, or any subsequent holder of the Preferred Shares, was prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock. Due to this contractual ownership limitation, the Series C Preferred Shares were converted, in increments that, together with all shares of our Common Stock held by the Holder, would not exceed 4.99% of our outstanding Common Stock. The number of fully paid and non-assessable shares of our Common Stock, no par value, issued upon conversion was determined by dividing (i) the sum of $10,000 by (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" was equal to seventy five percent (75%) of the Average Closing Price of the Corporation's Common Stock for the five-day trading period ending on the day prior to the date of conversion provided, however, in no event was the Conversion Price to be greater than $1.222 per share.

Pursuant to the Regulation S Sale documents, we were also required to escrow an aggregate of 3,435,583 shares of our Common Stock (200% of the number of shares the Purchasers would have received if the Preferred Shares were exercised on the closing date of the Regulation S Sale). The shares underlying the Preferred Shares and Warrants were entitled to demand registration rights in the event that Regulation S was amended prior the conversion of the Preferred Stock. This right expired upon conversion.

In connection with this sale, we paid Settondown Capital International, Ltd., an unaffiliated Investment Banker an aggregate of $220,500 for placement and legal fees. Net proceeds to us of $1,879,500 were used for working capital and the continuous research, development and testing of the CTLM(TM).

The Series C Preferred Stock was subsequently converted, in increments of less than 4.9% of our outstanding shares, into an aggregate of 2,646,527 common shares.

SERIES D PREFERRED STOCK

On January 9, 1998, we finalized the private placement to Avalon Capital Ltd. of 50 shares of our Series D Convertible Preferred Stock ("the "Preferred Shares"), at a purchase price of $10,000 per share and Warrants to purchase up to 25,000 shares of our Common Stock at an exercise price of $1.22 per share. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the "Regulation S Sale"). At the time the placement was concluded, the average bid and ask price of our Common Stock was approximately $1.22 per share.

The Preferred Shares were convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, without additional consideration. Pursuant to the Subscription Agreement, the Series D Holder, or any subsequent holder of the Preferred Shares, was prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock. Due to this contractual ownership limitation, the Series D Preferred Shares were converted in increments that, together with all shares of our Common Stock held by the Holder, would not exceed 4.99% of our outstanding Common Stock. The number of fully paid and non-assessable shares of our Common Stock, no par value, issued upon conversion was determined by dividing (i) the sum of $10,000 by (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" was equal to seventy five percent (75%) of the Average Closing Price of the Corporation's Common Stock for the five-day trading period ending on the day prior to the date of conversion. The shares underlying the Preferred Shares and Warrants were entitled to demand registration rights in the event that Regulation S was amended prior the conversion of the Preferred Stock. This right expired upon conversion.

In connection with the Regulation S Sale, we issued 4 Preferred Shares to Settondown Capital International, Ltd., an unaffiliated Investment Banker for placement fees and paid legal fees of $5,000. Net proceeds to us of $495,000 were used for working capital and the continuous research, development and testing of the CTLM(TM). The Series D Preferred Stock was subsequently converted, in incremenTS of less than 4.9% of our outstanding shares, into an aggregate of 1,717,134 common shares.

SERIES E PREFERRED STOCK

On February 5, 1998, we finalized the private placement to Austost Anstalt Schaan and Balmore Funds S.A. of 50 shares of our Series E Convertible Preferred Stock (the "Preferred Shares"), at a purchase price of $10,000 per share and Warrants to purchase up to 25,000 shares of our Common Stock at an exercise price of $1.093 per share. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the "Regulation S Sale"). At the time the placement was concluded, the average bid and ask price of our Common Stock was approximately $1.093 per share.

The Preferred Shares were convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter without additional consideration. Pursuant to the Subscription Agreement, the Series E Holder, or any subsequent holder of the Preferred Shares, was prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock. Due to this contractual ownership limitation, the Series E Preferred Shares were converted, in increments that, together with all shares of our Common Stock held by the Holder, would not exceed 4.99%. The number of fully paid and non-assessable shares of our Common Stock, no par value, issued upon conversion was determined by dividing (i) the sum of $10,000 by (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to seventy five percent (75%) of the Average Closing Price of the Corporation's Common Stock for the five-day trading period ending on the day prior to the date of conversion.

The shares underlying the Preferred Shares and Warrants were entitled to demand registration rights in the event that Regulation S was amended prior the conversion of the Preferred Stock. This right expired upon conversion.

In connection with the Regulation S Sale, we issued 4 Preferred Shares to Settondown Capital International, Ltd., an unaffiliated Investment Banker for placement fees and paid legal fees of $5,000. Net proceeds to us of $495,000 were used for working capital and the continuous research, development and testing of the CTLM(TM).

The Series E Preferred Stock was subsequently converted, in increments of less than 4.9% of our outstanding shares, into an aggregate of 1,282,826 common shares.

SERIES F PREFERRED STOCK

On February 20, 1998, we finalized a private placement to Dominion Capital Fund, LTD and Canadian Advantage, LTD of 75 shares of our Series F Convertible Preferred Stock (the "F Preferred Shares") at a purchase price of $10,000 per share. The offering was conducted pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the "Regulation S Sale"). At the time the placement was concluded, the average bid and ask price of our Common Stock was approximately $1.31 per share.

The F Preferred Shares pay a dividend of 6% per annum, payable in Common Stock at the time of each conversion and were convertible, at any time, commencing May 15, 1998 and for a period of two years thereafter without additional consideration. Pursuant to the Subscription Agreement, the Series F Holder, or any subsequent holder of the F Preferred Shares, was prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock. Due to this contractual ownership limitation, the Series F Preferred Shares were converted, in increments that, together with all shares of our Common Stock held by the Holder, would not exceed 4.99% of our outstanding Common Stock. The number of fully paid and non-assessable shares of our Common Stock, issued upon conversion was determined by dividing (i) the sum of $10,000 plus any earned dividends by (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to seventy percent (70%) of the Average Closing Price of the Corporation's Common Stock for the five-day trading period ending on the day prior to the date of conversion. The shares underlying the Preferred Shares are entitled to demand registration rights in the event that Regulation S was amended prior the conversion of the Preferred Stock. Pursuant to these demand rights the 1,971,375 shares of Common Stock issued upon the conversion of the Series F Preferred are being registered on behalf of the Holders (the "Series F Preferred Holders") pursuant to a Registration Statement on Form SB-2 (the "Registration Statement").

In connection with the Regulation S Sale, we paid, Rolcan Finance, Ltd. an aggregate of $50,000 for placement and legal fees. Net proceeds to us of $700,000 were used for working capital and the continuous research, development and testing of the CTLM(TM).

SERIES G PREFERRED STOCK

On March 17, 1999, we finalized a private placement to Amro International, S.A., Nesher Inc., Hewlett Fund, and Guaranty & Finance Ltd. of 35 shares of our Series G Convertible Preferred Stock (the "Preferred Shares") at a purchase price of $10,000 per share and two year Warrants to purchase 65,625 shares of our Common Stock at an exercise price of $.50 per share. The offering was conducted pursuant to Regulation D as promulgated under the Securities Act of 1933, as amended (the "Regulation D Sale"). At the time the placement was concluded, the average bid and ask price of our Common Stock was approximately $.34 per share. In connection with the Regulation D Sale, we paid Settondown Capital International, Ltd., and Libra Finance S.A., unaffiliated Investment Bankers an aggregate of 3 shares of the Series G Preferred Stock for placement and legal fees. Net proceeds to us of $350,000 will be used for working capital and the continuous research, development and testing of the CTLM(TM).

The Series G Preferred has no dividend provisions. The number of fully paid and non-assessable shares of Common Stock to be issued upon conversion will be determined by dividing (i) the sum of $10,000 (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to lesser of (i) seventy-five percent (75%) discount to the two lowest bids in a ten day period immediately preceding the conversion date; or (ii) $.54. There is no floor on the conversion price and no time limits on conversion. The shares can be converted at any time without additional consideration. Pursuant to the Subscription Agreement, and Series G Designation, the Series G Holder, or any subsequent holder of the Preferred Shares, is prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock . Due to this ownership limitation, the Series G Preferred Shares can only be converted in increments that, together with all shares of our Common Stock held by the Holder, would not exceed 4.99%. Pursuant to the terms of the Registration Rights Agreement we were required to register 100% of the number of shares that would be required to be issued if the Preferred Stock were converted on the day before the filing of the Registration Statement. In the event that the Registration Statement was not filed within 14 days from the closing or that it is not declared effective within 60 days, we will be required to pay the Series G Holders, as liquidated damages, for failure to have the Registration Statement declared effective; and not as a penalty of three (3%) percent of the principal amount of the Securities for each thirty (30) day period thereafter until we procure registration of the Securities. In the event that the Registration Statement is not declared effective within 120 days, the Series G Holders have the right to force us to redeem the Series G Preferred at a redemption price of 120% of the face value of the Preferred. Pursuant to the Registration Rights Agreement, 100% of that number of shares that would be required to be issued if the G Preferred Stock were converted on the day before the filing of the Registration Statement (1,634,409) are being registered on behalf of the Holders.

Since the conversion price of the Series G Preferred is based on 75% of the Average Price, without a limit on the number of shares that can be issued upon conversion, in the event that the price of our Common Stock decreases, the percentage of shares outstanding that will be held by the Series G Holders upon conversion will increase accordingly. The lower the Average Price, the greater the number of shares to be issued to the Holders upon conversion, thus increasing the potential profits to the Holder when the price per share increases and the Holder sells the Common Shares. The Preferred Stocks potential for increased share issuance and profit in addition to a stock overhang of an undeterminable amount may depress the price of our Common Stock.

In the event of a voluntary or involuntary liquidation while the Series G Preferred is outstanding the holders are entitled to a preference in distribution of our property available for distribution equal to $10,000 per share.

As of the date of this Report, 22 shares of Series G Preferred Stock have been converted into 1,805,731 shares of Common Stock at a conversion price range of $.10875 to $.1519 per share.

SERIES H PREFERRED STOCK

On June 2, 1998, we finalized a private placement to Austost Anstalt Schaan and Balmore Funds S.A. of 100 shares of our Series H Convertible Preferred Stock (the "Preferred Shares") at a purchase price of $10,000 per share and 75,000 A Warrant and 50,000 B Warrants. The A and B Warrants are exercisable at $1.00 and $1.50 per share, respectively. The offering was conducted pursuant to Regulation D as promulgated under the Securities Act of 1933, as amended (the "Regulation D Sale"). At the time the placement was concluded, the average bid and ask price of our Common Stock was approximately $.56 per share. In connection with the Regulation D Sale, we paid Settondown Capital International, Ltd., an unaffiliated Investment Banker an aggregate of $10,000 and 8 shares of the Series H Preferred Stock for placement and legal fees. Net proceeds to us of $990,000 were used for working capital and the continuous research, development and testing of the CTLM(TM).

The number of fully paid and non-assessable shares of Common Stock to be issued upon conversion will be determined by dividing (i) the sum of $10,000 (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to the lesser of seventy-five percent (75%) of the Average Price (the lowest closing bid price of the Corporation's Common Stock for the ten-day trading period ending on the day prior to the date of conversion). There is no floor on the conversion price and no time limits on conversion. The shares can be converted at any time without additional consideration. Pursuant to the Subscription Agreement, the Series H Holder, or any subsequent holder of the Preferred Shares, is prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock. Due to this contractual ownership limitation, the Series H Preferred Shares can only be converted in increments that, together with all shares of our Common Stock held by the Holder, would not exceed 4.99%. Pursuant to the terms of the Registration Rights Agreement, as amended, we have registered herein 100% of that number of shares that would be required to be issued if the Preferred Stock were converted on the day before the filing of the Registration Statement (2,924,731 shares). We are in technical default of the Registration Rights Agreement, which required the Registration Statement to be declared effective by October 2, 1998. Pursuant to the Registration Rights Agreement, we are required to pay the Series H Holders in cash or in stock, as liquidated damages for failure to have the Registration Statement declared effective, and not as a penalty, two (2%) percent of the principal amount of the Securities for the first thirty (30) days, and three (3%) percent of the principal amount of the Securities for each thirty (30) day period thereafter until we procure registration of the Securities. Pursuant to the Registration Rights Agreement, liquidated damages of $169,000 have accrued as of March 31, 1999. We are presently unable to comply with the liquidated damage provision payment and no assurances can be given that it will be able to do so in the future. On March 25, 1999, we issued 424,242 shares of restricted Common Stock with registration rights to the Series H shareholders in lieu of cash for liquidated damages through March 2, 1999. The value of these shares was $140,000, leaving a balance of $29,000 due for liquidated damages through March 31, 1999. We have the option of paying the accrued dividends and liquidated damages in Common Stock.

Since the conversion price of the Series H Preferred is based on 75% of the Average Price, without a limit on the number of shares that can be issued upon conversion, in the event that the price of our Common Stock decreases, the percentage of shares outstanding that will be held by the Series H Holders upon conversion will increase accordingly. The lower the Average Price, the greater the number of shares to be issued to the Holders upon conversion, thus increasing the potential profits to the Holder when the price per share increases and the Holder sells the Common Shares. The Preferred Stocks potential for increased share issuance and profit in addition to a stock overhang of an undeterminable amount may depress the price of our Common Stock.

In the event of a voluntarily or involuntarily liquidation while the Series H Preferred is outstanding the holders are entitled to a preference in distribution of our property available for distribution equal to $10,000 per share.

As of the date of this Report, 5 shares, 35 shares, 5 shares, 5 shares, 5 shares and 4 shares of Series H Preferred Stock have been converted into 99,502, 1,190,476, 333,333, 333,333, 459,770 and 367,816 shares of Common Stock at a conversion price of $.5025,  $.21, $.15,  $.15,  $.10875,  and $.10875 per
share, respectively.

SERIES I PREFERRED

On April 6, 1999, we also entered into a Subscription Agreement with Charlton whereby we agreed to issue to Charlton 138 shares of our Series I, 7% Convertible Preferred Stock. Our Board of Directors established the value of the Series I Preferred at $10,000 per share. Consideration for the subscription was paid as follows:

         (1) Forgiveness of all of the interest due and payable (approximately $725,795) in connection with the Series B convertible Preferred Stock.
         (2) Settlement and dismissal, with prejudice, of all litigation concerning the Series B convertible Preferred Stock and the exchange of mutual releases.
         (3) Cancellation of 112,500 Warrants that were issued with the Series B Convertible Preferred Stock; and
         (4) The amendment of the Series B Preferred designation to impose a limitation on the owner(s) of the Series B Convertible Preferred Stock to ownership of not more than 4.99% of our outstanding Common Stock at any one time.

The Series I Preferred pay a 7% premium, to be paid in cash or freely trading Common Stock in our sole discretion, at the time of each conversion. The number of fully paid and non-assessable shares of Common Stock to be issued upon conversion will be determined by dividing (i) the sum of $10,000 (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to seventy five percent (75%) of the Average Closing Price of our Common Stock for the five-day trading period ending on the day prior to the date of the conversion. The shares can be converted at any time without additional consideration. Pursuant to the Series I Designation and the Subscription Agreement, the Series I Holder, or any subsequent holder of the Preferred Shares, is prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock. Due to this contractual ownership limitation, the Series I Preferred Shares can only be converted in increments that, together with all shares of our Common Stock held by the Holder, would not exceed 4.99%.

Pursuant to the Registration Rights Agreement, 100% of that number of shares that would be required to be issued if the I Preferred Stock were converted on the day before the filing of the Registration Statement (5,935,484) are being registered on behalf of the Holders.

Since the conversion price of the Series I Preferred is based on 75% of the Average Price, without a limit on the number of shares that can be issued upon conversion, in the event that the price of our Common Stock decreases, the percentage of shares outstanding that will be held by the Series I Holders upon conversion will increase accordingly. The lower the Average Price, the greater the number of shares to be issued to the Holders upon conversion, thus increasing the potential profits to the Holder when the price per share increases and the Holder sells the Common Shares. The Preferred Stocks potential for increased share issuance and profit in addition to a stock overhang of an undeterminable amount may depress the price of our Common Stock.

In the event of a voluntarily or involuntarily liquidation while the Series I Preferred is outstanding the holders are entitled to a preference in distribution of our property available for distribution equal to $10,000 per share.

The offering was conducted pursuant to Regulation D as promulgated under the Securities Act of 1933, as amended (the "Regulation D Sale"). At the time the placement was concluded, the average bid and ask price of our Common Stock was approximately $.39 per share.

As of the date of this Report, no shares of the Series I Preferred Stock have been converted.

CONVERTIBLE DEBENTURE

We also entered into a Subscription Agreement with Charlton, pursuant to which Charlton purchased a Convertible Debenture for $1,100,000. In addition, we may draw down a second tranche in the amount of $825,000 anytime thirty (30) days after the effective date of the Registration Statement as long as we maintain an average closing bid price of $.45 for the ten (10) trading days immediately prior to the date we request the second funding tranche. We may draw down a third tranche in the amount of $825,000 anytime sixty (60) days after the effective date of the Registration Statement as long as we maintain an average closing bid price of $.45 for the ten (10) trading days immediately prior to the date we request the third funding tranche. When concluded, assuming all the conditions set forth above are met, the proceeds from the Debenture offering will be $2,750,000.

The Debentures pay a 7% premium, to be paid at our sole discretion, in cash or freely trading Common Stock at the time of each conversion and is secured by mortgage on our corporate office building. The Debentures are subject to automatic conversion at the end of two years from the date of issuance. The Mortgage will be released after the Registration Statement covering the Common Stock underlying the Debentures has been declared effective and upon the earlier of (a) the day we qualify for listing on AMEX or NASDAQ, as long as said listing requirements are not being met through a reverse split of our Common Stock or
(b) 180 days from the date the Company receives the third tranche, as described above.

Pursuant to the Registration Rights Agreement, 100% of that number of shares that would be required to be issued if the Debenture were converted on the day before the filing of the Registration Statement (4,731,183 shares) are being registered on behalf of the Holders.

The number of fully paid and non-assessable shares of Common Stock, no par value, of the Company to be issued upon conversion will be determined by dividing (i) the sum of $10,000 (ii) the Conversion Price (determined as hereinafter provided) in effect at the time of conversion. The "Conversion Price" is equal to seventy five percent (75%) of the Average Closing Price of our Common Stock for the five-day trading period ending on the day prior to the date of the conversion. The Debenture can be converted at any time without additional consideration. Pursuant to the Subscription Agreement, the Debenture Holder, or any subsequent holder of the Debenture, is prohibited from converting any portion of the Debenture which would result in the Holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding Common Stock of the Company. Due to this contractual ownership limitation, the Debentures can only be converted in increments that, together with all shares of our Common Stock held by the Holder, would not exceed 4.99%. Since the conversion price of the Series I Preferred is based on 75% of the Average Price, without a limit on the number of shares that can be issued upon conversion, in the event that the price of our Common Stock decreases, the percentage of shares outstanding that will be held by the Debenture Holders upon conversion will increase accordingly. The lower the Average Price, the greater the number of shares to be issued to the Holders upon conversion, thus increasing the potential profits to the Holder when the price per share increases and the Holder sells the Common Shares. The Preferred Stocks potential for increased share issuance and profit in addition to a stock overhang of an undeterminable amount may depress the price of our Common Stock.

In the event of a voluntary or involuntary liquidation of the Company while the Debenture is outstanding the holders are entitled to a preference in distribution of our property available for distribution equal to the Debentures then outstanding principal and interest and will be able to foreclose against the Mortgage.

The offering was conducted pursuant to Regulation D as promulgated under the Securities Act of 1933, as amended (the "Regulation D Sale"). At the time the placement was concluded, the average bid and ask price of our Common Stock was approximately $.39 per share.

The proceeds from the sale of the Debenture ($1,100,000) and subsequent tranches of $915,000 totaling $2,015,000 will be used for clinical investigational trial expenses and working capital. As of the date of this Report, no portion of the Convertible Debenture has been converted.

PRIVATE PLACEMENT OF COMMON STOCK

In August 1998, the Company sold 200,000 shares of restricted Common Stock to Frank Giambroni, an unaffiliated third party, pursuant to Regulation D for an aggregate purchase price of $60,000. No placement fee was paid in connection with this offering. Net proceeds of $59,990 were used to pay the salaries of our non-executive employees. At the time the placement was concluded, the average bid and ask price of our Common Stock was approximately $.28 per share. These shares are subsequently being registered herein.

In September 1998, the Company sold one unit, consisting of a $250,000 promissory note and 200,000 shares of Common Stock, to Settondown Capital International, Ltd., an unaffiliated third party, pursuant to Regulation D, for an aggregate purchase price of $250,000. These Shares are included in the Registration Statement. At the time the sale occurred, the average bid and ask price of our Common Stock was $.595. The Note bears interest at the rate of 12% per annum. The Note is personally guaranteed by Linda B. Grable, our President. The repayment of the Note, which was originally due on October 2, 1998 was extended three times and now due August 2, 1999. We have not received a notice of default in connection with this Note. In connection with the sale, the Company paid the sum of $23,000 to Manchester Asset Management, Ltd., an unaffiliated third party, as a placement fee. Net proceeds of $227,000 were used as follows: (i) salaries ($21,849-executive officers and $62,447-employees) (ii) machinery and equipment $5,959; (iii) operating expenses ($55,240-inventory parts and assemblies, employee health insurance, workers comp. and property insurance) and (iv) working capital $82,000). Pursuant to the terms of the Note the principal and interest is payable in cash, however the Company may try to negotiate repayment in Common Stock. The Company intends to repay the note either from the Debenture or other equity and/or debt financing or by the issuance of additional securities.

In October 1998, the Company sold one unit, consisting of a $100,000 promissory note and 80,000 shares of Common Stock, to Avalon Capital, Inc., an unaffiliated third party, pursuant to Regulation D for an aggregate purchase price of $100,000. These Shares are included in the Registration Statement. No placement fee was paid in connection with this offering, however the Company did issue 5,000 shares of Common Stock to Goldstein, Goldstein and Reis LLC, an unaffiliated third party, as payment for the attorneys fees incurred by the Purchaser pursuant to the offering. At the time the placement was concluded, the average bid and ask price of our Common Stock was approximately $.50 per share. The Note bears interest at the rate of 12% per annum. The note, which was originally due November 2, 1998, was extended three times and is now due August 2, 1999. We have not received a notice of default in connection with the Note. The Note is personally guaranteed by Linda B. Grable, our President. Net proceeds of $100,000 were used as follows: (i) salaries ($21,849-executive officers and $62,448-employees) and (ii) working capital $15,703. Pursuant to the terms of the Note the principal and interest is payable in cash, however the Company may try to negotiate repayment in Common Stock. The Company intends to repay the note either from the Debenture or other equity and/or debt financing or by the issuance of additional securities.

In October 1998, the Company sold one unit, consisting of a $250,000 promissory note and 210,000 shares of Common Stock, to GCA Strategic Investment Fund Ltd., an unaffiliated third party, pursuant to Regulation D for an aggregate purchase price of $210,000. These Shares are included in the Registration Statement. At the time the placement was concluded, the average bid and ask price of our Common Stock was approximately $.43 per share. The Note bore interest at the rate of 12% per annum and was personally guaranteed by Linda B. Grable, our President. In connection with the sale, the Company paid the sum of $23,000 to LKB Financial LLC, an unaffiliated third party, as a placement fee. Net proceeds of $100,000 were used as follows: (i) salaries ($21,849-executive officers and $62,448-employees) and (ii) working capital $15,703. The Note, and all accrued interest, was paid in January 1999. The officers of the Company provided the payment for this loan through the sale of a portion of their shares of our Common Stock.

In November 1998, we issued 286,000 shares of Common Stock as partial consideration for a $115,000 aggregate loan to the Company by Deborah O'Brien, an employee. At the time the loan was concluded, the average bid and ask price of our Common Stock was approximately $.625 per share. We are also obligated to repay the lender the sum of $50,000.00. In January 1999, we issued a Note evidencing this indebtedness. The Note bears interest at the rate of 7% per annum and is due and payable upon demand. Net proceeds OF $115,000 WERE USED AS follows: (i) salaries ($21,849-executive officers and $62,447-employees) (ii) operating expenses ($16,345-inventory parts and assemblies, employee health insurance, workers comp. and property insurance) and (iv) working capital ($14,359). We were also obligated to repay the lender the sum of $50,000.00. On April 8, 1999, the company paid the balance due on the loan of $47,396 to the lender. These Shares are included in the Registration Statement.

ISSUANCE OF STOCK FOR SERVICES

The Company from time to time, has and may continue to issue stock for services performed and to be performed by consultants, all of which have been unaffiliated. The consultants provided the following consulting services pursuant to their Consulting Agreements.

         Legal-General Counseling.

         Legal-Litigation Counseling.

         Investor Relations-Introducing the Company and our emerging technology to stockbrokers and the investment community.

         Shareholder    Relations-Keeping    shareholders    informed   of   new
         developments.

         Public Relations-Creating public awareness of the Company and our emerging technology to the public through print and electronic media.

         Product Planning & Feasibility-Research into all aspects of product planning and our acceptance into the medical imaging marketplace.

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

Since we have generated no revenues to date, our ability to obtain and retain consultants may be dependent on our ability to issue stock for services in lieu of cash payment. Since 1996, we have issued an aggregate of 1,806,500 shares of Common Stock to independent consultants pursuant to Registration Statements on Form S-8. The aggregate fair market value of the shares was $2,327,151. The issuance of large amounts of Common Stock for services rendered or to be rendered and the subsequent sale of such shares may depress the price of the Common Stock. In addition, since each new issuance of Common Stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change of control of the Company.

FINANCING/EQUITY LINE OF CREDIT

The Company will require substantial additional funds for our research and development programs, pre-clinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs. Our capital requirements will depend on numerous factors, including the progress of our research and development programs, results of pre-clinical and clinical testing, the time and cost invoked in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and changes in our existing research, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish. Moreover, our fixed commitments, including salaries and fees for current employees and consultants, and other contractual agreements are likely to increase as additional agreements are entered into and additional personnel are retained.

On November 20, 1998, the Company finalized a $15 Million, three year, Equity Line of Credit Agreement, whereby the Company, as it deems necessary, may raise capital through the sale of our Common Stock to Austost Anstalt Schaan and Balmore Funds S.A., which represent a consortium of prominent European banking institutions (the "Investors"). Austost Anstalt Schaan and Balmore Funds S.A. will be deemed the beneficial owners of the shares.

Pursuant to the Equity Line of Credit Agreement, the Company may, but is not obligated to, sell to the Investors shares of our Common Stock at a purchase price of 80% of the market price if the shares are traded on the OTC Bulletin Board and 85% of the market price if traded on Nasdaq Small Cap Stock Market or American Stock Exchange. As of October 11, 1999, based on the closing price on that date of $.112, 167,410,714 shares of Common Stock would have to be issued in order to completely utilize the Equity Line of Credit. However, if the Company utilizes the Equity Line of Credit, it intends to do so over a period of three years, at times that are as advantageous as possible to the Company. It addition, the limitations set forth below would prohibit the Company from utilizing the entire Line of Credit at one time.

The Investors are committed, subject to certain limitations discussed below, to purchase that number of shares noticed for sale by the Company (the "Put Notice"), however the maximum amounts that the Company can require the Investor to purchase at any one time are indicated in the table below opposite the heading Closing Price (the range in which the Closing Price is on the date the Company elects to exercise our right to tender a notice of sale to the Investors, referred to as the "Put Date") and below the heading 30 Day Average Daily Trading Volume (the range of the trading volume of our Common Stock for the thirty day trading period prior to the Put Date).

                 30-DAY AVG.   30-DAY AVG.     30-DAY AVG.       30-DAY AVG.     30-DAY AVG.    30-DAY AVG.
$0.50-$1.00      $100,000      $150,000        $200,000          $250,000        $300,000       $350,000
$1.01 - $1.50    $150,000      $200,000        $250,000          $300,000        $350,000       $400,000
$1.51 - $2.00    $200,000      $250,000        $300,000          $350,000        $400,000       $450,000
$2.01 - $2.50    $250,000      $300,000        $350,000          $400,000        $450,000       $500,000
$2.51 - $3.00    $300,000      $350,000        $400,000          $450,000        $500,000       $550,000
$3.01 - $3.50    $350,000      $400,000        $450,000          $500,000        $550,000       $600,000
$3.51 - $4.00    $400,000      $450,000        $500,000          $550,000        $600,000       $650,000
$4.01 - ABOVE    $450,000      $500,000        $550,000          $600,000        $650,000       $700,000


The number of shares noticed for sale by the Company must be the subject of an effective Registration Statement prior to the time the Company elects to exercise our right to tender a notice requiring the Investors to purchase shares of our Common Stock.

The Investors obligations under the Equity Line of Credit are contingent upon any effect on the business, Bid Price, trading volume of the Common Stock, operations, properties, prospects, results of operations, or financial condition of the Company that is material and adverse to the Company and our subsidiaries and affiliates, individually, or taken as a whole, and/or any condition, circumstance, or situation that would prohibit or otherwise interfere with the ability of the Company to enter into and perform any of our obligations under this Agreement, the Registration Rights Agreement, the Escrow Agreement, or the Warrants in any material respect.

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

2. The Registration Statement shall have previously become effective and shall remain effective until the Securities are sold or until two years from the date of issuance and (i) no notice has been received that the SEC has issued or intends to issue a stop order or that the SEC otherwise has suspended or withdrawn the effectiveness of the Registration Statement, either temporarily or permanently, or intends or has threatened to do so (unless the SEC's concerns have been addressed and the Investors are reasonably satisfied that the SEC no longer is considering or intends to take such action), and (ii) no other suspension of the use or withdrawal of the effectiveness of the Registration Statement or related prospectus shall exist. The Registration Statement must be declared effective by the SEC prior to the first and each subsequent Put Date.

3. The Company shall have obtained all permits and qualifications required by any state for the offer and sale of the Put Shares, or shall have the availability of exemptions therefrom. The sale and issuance of the Put Shares shall be legally permitted by all laws and regulations to which we are subject.

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

5. Since the date of the Equity Line of Credit Agreement, no event has had or is reasonably likely to have a material adverse effect on the Company and our operations has occurred.

6. The trading of our Common Stock has not been suspended, and the Common Stock has not been de-listed or threatened by de-listing, and the issuance of the Securities to the Investors shall not violate the shareholder approval requirements of the OTC Bulletin Board, the Nasdaq Small-Cap Market, or the American Stock Exchange, as applicable.

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

8. The closing bid price of our Common Stock must equal or exceed $.50 per share for the six day period commencing three (3) trading days immediately preceding the Put Notice, the trading day the Put Notice is deemed delivered and the two trading days immediately following the Trading Day on which a Put Notice is deemed to be delivered.

9. The average trading volume for the Common Stock over the previous thirty trading days must exceed 25,000 shares per Trading Day.

The Investors, as holders of Common Stock, shall have the same rights as all other holders of Common Stock. Holders of the Common Stock are entitled to one vote for each share in the election of directors and in all other matters to be voted on by the shareholders. There is no cumulative voting in the election of directors. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors of the Company (the "Board") out of funds legally available thereof and, in the event of liquidation, dissolution or winding up of the Company, to share ratably in all assets remaining after payment of liabilities. The holders of Common Stock have no preemptive or conversion rights and are not subject to further calls or assessments. There are no redemption or sinking fund provisions applicable to the Common Stock. The rights of the holders of the Common Stock are subject to any rights that may be fixed for holders of Preferred Stock. All of the outstanding shares of Common Stock are fully paid and non-assessable.

Although the equity line of credit is in place, the Company and the investors will have to amend the agreement to provide for a draw down and issuance of the Common Stock pursuant to Regulation D and then registration of the shares or the Company will have to file a shelf registration, if such registration is available to the Company at the time that it intends to use the equity line of credit.

Although no assurances can be made, the Company anticipates that it will need approximately $9,000,000, in addition to our present capital requirements, over the next two-year period to complete all necessary stages in order to enable it to market the CTLM(TM) in tHE United States and foreign countries. If the need should arise for capital in excess of the Equity Line or if the Equity Line is unavailable due to the price of our Common Stock or we are unable to comply with the registration provision, we may seek additional funding through public or private financing, collaboration, licensing and other arrangements with corporate partners. See Item 6. "Management's Discussion and Analysis of Financial Discussion" and Results of Operations and "Financial Statements".

If we utilize the Equity Line of Credit or additional funds are raised by issuing equity securities, especially Convertible Preferred Stock, dilution to existing Shareholders will result and future investors may be granted rights superior to those of existing Shareholders. Moreover, substantial dilution may result in a change in control of the Company. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back, or eliminate certain research and product development programs or to license to third parties rights to commercialize products or technologies that we would otherwise seek to develop ourselves.

In connection with the Equity Line of Credit Agreement, we issued 25,000 shares of Common Stock to Goldstein, Goldstein and Reis LLC, an unaffiliated third party, as payment for the attorney fees incurred by the Equity Line funders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth below should be read in conjunction with our Financial Statements and the Notes thereto, included elsewhere in this Report.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998.

General and administrative expenses in the aggregate during the twelve months ended June 30, 1999, were $4,002,054 representing a decrease of $476,001 from $4,478,055 during the twelve months ended June 30, 1998. General and administrative expenses in the aggregate are derived from deducting compensation and related benefits, research and development expenses, depreciation and amortization and adding interest income to the net loss as presented on the Statement of Operations. The decrease is due primarily to a reduction in the costs of hiring outside consultants, attorneys and advertising. Selling, general and administrative expenses during the twelve months ended June 30, 1999, were $385,824 representing a decrease of $10,928 from $396,752 during the twelve months ended June 30, 1998.

Compensation and related benefits during the twelve months ended June 30, 1999, were $2,421,796 representing an increase of $434,692 from $1,987,104 during the twelve months ended June 30, 1998. The increase in compensation is due to the hiring of an additional software engineer, a medical physicist and a clinical application specialist required for the clinical investigational trials.

Research and development expenses during the twelve months ended June 30, 1999, were $71,508 representing a decrease of $183,214 from $254,722 during the twelve months ended June 30, 1998. This decrease is due primarily to finalizing certain components of the CTLMTM.

Advertising and promotion expenses during the twelve months ended June 30, 1999, were $27,273 representing a decrease of $302,173 from $329,446 during the twelve months ended June 30, 1998. The decrease was due primarily to the reduction of advertising in domestic and foreign medical imaging and medical device publications.

Consulting expenses during the twelve months ended June 30, 1999, were $89,637 representing a decrease of $1,131,039 from $1,220,676 during the twelve months ended June 30, 1998. The decrease was due primarily to the elimination of outside consultants needed for special non-recurring projects required prior to placing CTLM(TM) units into clinical trials.

Insurance costs during the twelve months ended June 30, 1999, were $172,416 representing an increase of $9,867 from $162,549 during the twelve months ended June 30, 1998. The increase was due primarily to additional premiums for Workers' Comp., Health Insurance, and Property and Casualty Insurance.

Professional expenses during the twelve months ended June 30, 1999, were $292,828 representing a decrease of $161,902 from $454,730 during the twelve months ended June 30, 1998. The decrease was due primarily to reduced legal expenses. See Item 3. "Legal Proceedings".

Stockholder expenses during the twelve months ended June 30, 1999, were $65,165 representing a decrease of $10,443 from $75,608 during the twelve months ended June 30, 1998. The decrease was due primarily to a reduction in mailings to stockholders.

Trade show expenses during the twelve months ended June 30, 1999, were $151,403 representing a decrease of $64,779 from $216,182 during the twelve months ended June 30, 1998. The decrease is due to attending fewer trade shows and making no changes to the exhibit for the 1998 Radiological Society of North America's 84th Scientific Assembly and Annual Meeting in Chicago, IL.

Travel and subsistence costs during the twelve months ended June 30, 1999, were $111,361 representing a decrease of $198 from $111,559 during the twelve months ended June 30, 1998. This decrease was primarily due to reduced travel and housing expenses for consultants.

Rent expense during the twelve months ended June 30, 1999, was $28,808 representing an increase of $2,595 from $26,213 during the twelve months ended June 30, 1998. This increase was primarily due to the rental of certain test equipment.

Interest expense during the twelve months ended June 30, 1999, was $688,644 representing an increase of $633,101 from $55,543 during the twelve months ended June 30, 1998. The increase was due to interest paid on short-term loans used for working capital for the Company and the deemed interest recorded on the issuance of the Convertible Debenture.

Loan placement expenses and fees during the twelve months ended June 30, 1999, were $201,494 representing an increase of $201,494 from $-0- during the twelve months ended June 30, 1998. The increase was due to expenses and fees associated with arranging short-term loans used for working capital for the Company.

Depreciation and amortization expenses during the twelve months ended June 30, 1999, were $312,956 representing an increase of $28,990 from $283,966 during the twelve-month period ended June 30, 1998. This increase is due primarily to the depreciation associated with the purchase of additional laboratory equipment and manufacturing fixtures.

Liquidated damage costs during the twelve months ended June 30, 1999, were $260,000 representing an increase of $260,000 from $-0- during the twelve months ended June 30, 1998. The increase was due our technical default of the Registration Rights Agreement regarding the Series H Cv. Preferred Stock. We were required to have the Registration Statement be declared effective by October 2, 1998. We paid the Series H Holders in stock, the liquidated damages due under the Registration Rights Agreement.

Interest income during the twelve months ended June 30, 1999, was $1,120 representing a decrease of $21,017 from $22,137 during the twelve months ended June 30, 1998. This decrease was due to a decrease of funds invested by the Company.

Dividends on cumulative Preferred Stock from discount at issuance during the twelve months ended June 30, 1999, were $619,974 representing a decrease of $1,121,041 from $1,741,015 during the twelve-month period ended June 30, 1998. This decrease is due primarily to the reduction of the issuance of additional series of cumulative Preferred Stock with conversion features below market value.

Dividends on cumulative Preferred Stock earned during the twelve months ended June 30, 1999, were $329,176 representing an increase of $14,176 from $315,000 during the twelve-month period ended June 30, 1998. This increase is due primarily to the additional accrued dividends on the Series B cumulative Preferred Stock.

BALANCE SHEET DATA

We have financed our operations since inception by the issuance of equity securities with aggregate net proceeds of approximately $18,310,670 and through non-affiliate net loan transactions in the aggregate amount of $2,154,731. During Fiscal 1999, we received net proceeds of approximately $380,000 from the private placement of our Series G Convertible Preferred Stock and $1,100,000 through the issuance of a Convertible Debenture pursuant to Regulation D and
Section 4(2) of the Securities Act of 1933, as amended.

Our combined cash and cash equivalents totaled $70,037 at June 30, 1999, representing a decrease of $240,079 from $310,116 at June 30, 1998. The decrease in cash and cash equivalents is due to continuing operations.

The Company does not expect to generate a positive internal cash flow for at least the next several years due to the expected increase in spending for research and development and the expected costs of commercializing our initial product, the CTLM(TM).

Our inventory totaled $3,698,343 at June 30, 1999, and $3,214,045 at June 30, 1998. Our property and equipment, net, totaled $2,707,994 at June 30, 1999 and $2,920,980 at June 30, 1998. This decrease is due to depreciation and retirement of certain equipment.

LIQUIDITY AND CAPITAL  RESOURCES
We are currently a development stage company andour continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. We have yet to generate an internal cash flow, and, until we begin to market and sell the CTLM(TM), we are totally dependent upon debt and equity funding. In tHE event that we are unable to obtain debt or equity financing or are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially impact our ability to continue as a going concern.

We have financed our operating and research and development activities through several Regulation S and Regulation D private placement transactions. Net cash used for operating and research and development expenses during fiscal 1999 was $3,699,728 primarily due to our purchase of materials to continue the manufacture of five (5) CTLM(TM) Breast Imaging Systems and the hiring OF four additional employees, compared to net cash used by operating activities of research and development of the CTLM(TM) and relatED software development of $3,540,001 in fiscal 1998. At June 30, 1999, the Company had a working capital of $487,774 compared to a working capital of $(257,166) at June 30, 1998. The Company has revised its estimated annual fixed commitment from $8.8 million to
4.2 million, of which $2.6 million will be required to complete FDA clinical trials through PMA submission and to prepare for the manufacture of the CTLM(TM). Although no assurances can be made, we anticipate that we will need approximately $9 million over the next two year period to complete all necessary stages in order to enable us to market the CTLM(TM) in the United States and foreign countries. SubstantialLY all of the $9 million will be used to purchase inventory, sub-contracted components, tooling, manufacturing templates and non-recurring engineering costs associated with preparation for full capacity manufacturing and assembly.

On May 27, 1998, we entered into an irrevocable commitment with a consortium of prominent banking institutions to invest up to $15 million in the Company over the next three years. A formal Equity Line of Credit Agreement was to be drafted, reviewed, and executed at a later date. On May 28, 1998, we issued a press release announcing the $15 million commitment. In this press release we also stated that this financing would eliminate our financial concerns and allow us to focus strictly on bringing the world's first laser based mammography system to market. The foregoing statements, which were made in the May 28th announcement, are no longer accurate because we were unable to draw on the equity credit line. Due to the unavailability of the principals of the investors, the workload of the investors' attorney and the time and effort spent by us in filing the Information Statement and Registration Statement, the formal Equity Line of Credit Agreement was delayed. During this time the price of our stock declined from $.54 on May 27, 1998 to $.26 on August 27, 1998. As a result of the stock price decline, we could not utilize the Equity Line because the stock price was below the minimum price at which the banking institutions are required to purchase our equity securities. Moreover, due to the stock price decline, we had to increase our number of authorized shares in order to have shares available for the conversion of the Series B and other preferred shares. The increase in shares required an information statement filing with the Securities and Exchange Commission. Since we already had a commitment for the equity line of credit and could not utilize the equity line due to the stock price decline and the need for additional shares, we centered our time, efforts and resources on the Information Statement and Registration Statement and the Equity Agreement was not finalized until November 20, 1998. Although the equity line of credit is in place, we are unable to utilize it at the present time due to; (i) the price of our Common Stock is now trading below the $.50 required closing price; (ii) the Company and the investors will have to amend the agreement to provide for a draw down and issuance of the Common Stock pursuant to Regulation D and then registration of the shares; or (iii) the Company will have to file a shelf registration, if the such registration is available to the Company at the time that it intends to use the equity line of credit.

"Sale of Unregistered Securities-Financing/Equity Line of Credit.

During fiscal 1999, we were able to raise a total of $564,464 less expenses through Regulation D transactions. We will continue to seek equity or debt financing in order to meet our working capital needs. We do not expect to generate a positive internal cash flow for at least the next twelve-months due to the expected increase in spending for research and development and the expected costs of commercializing our initial product, the CTLM(TM). We will require additional funds for our research and development, clinical testinG, operating expenses, Food and Drug Administration regulatory processes, and manufacturing and marketing programs. Accordingly, we will be required to raise additional funds prior to the end of calendar year 1999 in order to continue operations. We plan to raise additional funds by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or Preferred Stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering or obtaining mortgage financing on our real property and improvements. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights SUPERIOR TO THOSE OF EXISTING STOCKHOLDERS.

No assurances, however, can be given that future financing would be available or if available, that it could be obtained at terms satisfactory to us. Our ability to effectuate our plan of and continue operations is dependent on our ability to raise capital, structure a profitable business, and generate revenues. If our working capital were insufficient to fund our operations, it would have to explore additional sources of financing. Although we have a firm commitment for a $15 million Equity line of Credit, we must first register the shares to be issued pursuant to the credit line. At present, we have no plans to register such shares, but may do so in the future. Item 5. "Market For Registrant's
Common Equity And Related Stockholder Matters-Sale of Unregistered Stock-Financing/Equity Line of Credit".

Capital expenditures for the fiscal 1999 were approximately $64,423 as compared to approximately $115,738 for fiscal 1998. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, trade show equipment, computer software, laboratory equipment, and other fixed assets. We anticipate that our capital expenditures for fiscal 2000 will be approximately $100,000.

During the year ending June 30, 1999 we signed a Subscription Agreement for a Convertible Debenture and borrowed from officers and other third parties. We had no outstanding bank loans as of June 30, 1999. Our annual fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments were previously estimated to be approximately $8.8 million, as of the date of this report we have revised the annual fixed commitment to be $4.2 million. We anticipate that this commitment is likely to increase as additional agreements are entered into and additional personnel are retained. We will require
substantial   additional  funds  for  our  research  and  development  programs, pre-clinical and clinical investigational studies, operating expenses, regulatory processes, and manufacturing and marketing programs, which are presently estimated at approximately $500,000. The foregoing projections are subject to many conditions most of which are beyond our control. Our future capital requirements will depend on many factors, including the following: the progress of our research and development projects; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in our existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish; and the development of commercialization activities and arrangements. We do not expect to generate a positive internal cash flow for at least several years due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(TM). We do not haVE sufficient cash to fund our operations until the end of the fiscal year ending June 30, 2000 and therefore will require additional funding through private debt or equity financing, or collaborative licensing or other arrangements with strategic partners. There can be no assurance that such financing can be obtained or, if it is obtained, that the terms thereof will be acceptable. We plan to continue our policy of investing excess funds, if any, in a daily cash management account at First Union National Bank.

We entered into an agreement with The Hawke Group to provide financial public relations from October 15, 1997 to April 15, 1998. As part of their financial public relations engagement, The Hawke Group requested pro-forma projections for their Stock Highlights page. The Company furnished estimated revenues and pre-tax income in October 1997. The projections were based on statistics published in Diagnostic Imaging, an imaging trade journal, and our estimate of the number of CTLM(TM) Systems that could be sold. IN October 1997, the Company believed it could capture 30 units representing $7.5 million of the worldwide mammography market of $400 million in the first year. The domestic market represented a mammography market of $150 million. In the second and third year, the Company estimated that it could sell 75 and 186 foreign units and 135 and 300 domestic units, respectively. The Company believed it could achieve these projections because of the delivery of the laser components from Spectra-Physics in October 1997, which would enable it to resume clinical investigational trials and build a clinical atlas of case studies. Our Pacific Rim distributor representing thirteen Asian countries had stated that they were willing to purchase ten CTLM(TM) Systems immediately once we couLD provide a CD-ROM of clinical cases. We also had specific indications of interest for an additional twenty CTLM(TM) Systems which were TO be sold in the Pacific Rim once the initial atlas was updated to include clinical data collected from the first ten Pacific Rim countries. Although FDA export is required for any exportation of the CTLM(TM), FDA marketing clearance is not required for Pacific RIM countries. Concurrent with the foreign sales, we believed we would have at least three clinical investigational sites in the United States providing the data required for Pre-Market Approval (PMA) from the FDA. Over the next few years, industry predictions are that mammography sales will increase due to replacement of older systems. The third year after the introduction of a new medical imaging device usually creates a demand as imaging centers and hospitals feel that they will lose market share if they cannot provide the new technology to their patients. New technology generates new business as experienced with MRI. A forward-looking disclaimer was included directly below the projections.

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

FISCAL YEAR 6-30-00                                FISCAL YEAR 6-30-02
186 foreign units at  approximately  $250,000      186 foreign units at approximately
$250,000 per unit                                  $350,000 per unit
300 domestic units at approximately $350,000       300 domestic units at approximately
per unit                                           $350,000 per unit
estimated revenue $151.5mm                         estimated  revenue  $151.5mm
pre-tax  income  $85.9mm                           pre-tax income$85.9mm

Due to the delay in the commencement of the Nassau County clinical investigational trials, we are unable to determine when we anticipate FDA marketing clearance or will be able to begin foreign distribution, since we have deferred foreign distribution of the CTLM(TM) until such time as we have collected enough clinical data to compile an atlas of CTLM(TM) images. The delay in the commencement of the Nassau County investigational trials has made the February 1999 revenue projections unattainable and we are presently unable to determine when it will begin to generate revenue.

ISSUANCE OF STOCK FOR SERVICES/DILUTIVE IMPACT TO SHAREHOLDERS

We have and may continue to issue stock for services performed and to be performed by consultants. Since we have generated no revenues to date, our ability to obtain and retain consultants may be dependent on our ability to issue stock for services. Since July 1, 1996 to the filing date of this Report, we have issued an aggregate of 1,806,500 shares of Common Stock pursuant to Registration Statements on Form S-8. The aggregate fair market value of the shares was $2,327,151. The issuance of large amounts of Common Stock for services rendered or to be rendered and the subsequent sale of such shares may depress the price of the Common Stock. In addition, since each new issuance of Common Stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change of control of the Company. See "Issuance of Stock for Services" and "Note 17 to Financial Statements".

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-KSB under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in our press releases or oral statements that may be made by the Company or by officers, directors or employees of the Company acting on our behalf, that are not historical fact constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Factors that might cause such a difference include, without limitation, the information set forth below. In addition to statements which explicitly describe such risks and uncertainties, statements labeled with the terms "believes", "belief', "expects", "plans" or "anticipates" should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear.

     We have a limited history of operations. Since our inception in December 1993, we have engaged principally in the development of the CTLM(TM), which has not been approved for sale in the United States.

     We have not applied to the FDA for export approval for foreign sales.

     We have little experience in manufacturing, marketing and selling our products.

     We  currently  have  no  source  of  operating   revenue  and  had  an
     accumulated deficit at June 30, 1999, of approximately $35,092,999, after discounts and dividends on Preferred Stock.

     We expect operating losses will increase for at least the next several years.

     Our ability to achieve profitability will depend in part on our ability to:
         obtain regulatory approvals for our CTLM(TM), develop the capacity to manufacture and market the CTLM(TM), either by itself or in collaboration with others, market acceptance of the CTLM(TM).

     We have received an opinion from our auditors stating the fact that we have suffered substantial losses and have yet to generate an internal cash flow. This raises substantial doubt about our ability to continue as a going concern.

     We will require substantial additional funds for clinical testing of the CTLM(TM), research and development programS, pre-clinical and clinical testing of other proposed products, regulatory processes, manufacturing and marketing programs and operating expenses (including general and administrative expenses).

v Our fixed commitments, including salaries and fees for current employees and consultants, equipment rent, payments under license agreements and other contractual commitments, are substantial and would increase if additional agreements are entered into and additional personnel are retained.

     We do not expect to generate a positive internal cash flow for at least several years due to expected increases in capital expenditures, working capital needs, and ongoing losses, including the expected cost of commercializing the CTLM(TM).

     Our cash requirements may vary materially from those now planned due to the progress of research and development programs, results of clinical testing, relationships with strategic partners, if any, changes in the focus and direction of our research and development programs, competitive and technological advances, the FDA and foreign regulatory processes and other factors.

     We require additional capital to fund our operations.

     If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

     There can be no assurance that additional financing will be available when needed, or if available, will be available on acceptable terms.

     We have already granted a mortgage on our corporate property as security for the convertible debenture and therefore, in all likelihood, would be unable to use such property to collateralize any additional financing.

     Insufficient funds may prevent us from implementing our business strategy and will require us to further delay, scale back, or eliminate certain aspects of our research, product development, and marketing program.

     Our future capital requirements will depend on many factors, including:

         The progress of our research and development projects;
         The progress of pre-clinical and clinical testing;
         The time and cost involved in obtaining regulatory approvals;
         The cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
         Competing  technological and market developments;
         Changes and developments in our existing collaborative, licensing and other relationships;
         The terms of any new collaborative, licensing and other arrangements that the Company may establish; and The development of commercialization activities and arrangements.

     Conducting clinical trials will require the expenditure of substantial additional funds, which the Company does not currently have available. Furthermore, there can be no assurance that:

         Results obtained in any additional trials will be consistent with the results obtained in trials conducted by the Company to date.
         Results obtained in any clinical trial or series of clinical trials will be consistent among all study sites.
         Results obtained in clinical trials conducted with U.S. study populations will be consistent with results obtained in studies conducted in Europe or other locations outside of the U.S.
         Any such results, or the filing of the PMA will be accepted by the FDA.

     We intend to file our PMA at the conclusion of our clinical trials. If and when the PMA is accepted for filing by the FDA, it will be designated for review under the FDA's Expedited Review policy. There can be no assurance, that such Expedited Review status will be maintained or result in a more expeditious approval, or approval at all.

     We are subject to Penny Stock Regulations and Restrictions, which will restrict the ability of Broker / Dealers to sell our common stock and may affect the ability of Investors to sell their shares.

     The price of our common stock as well as many biotech and medical device stocks in general, is highly volatile, which may negatively impact the liquidity and value of your shares.

     Our Articles of Incorporation empower our Board of Directors, without stockholder approval, to designate and issue additional series of Preferred Stock with dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion. Such Preferred Stock, when issued, could:

         Adversely affect the voting power or other rights of the holders of our Common Stock.
         Substantially dilute the common shareholder's interest.
         Depress the price of our Common Stock.
         Be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.
         Discourage or prevent an acquisition of the Company.

     We own the rights, pursuant to an exclusive patent licensing agreement with Richard Grable, our Chief Executive Officer, for the use of the patent for the CTLM(TM) technology. We have 12 additional United States patents pending with regard to OpticAL Tomography, many of which are based on the original CTLM(TM) technology. In the event that that we breach the patent licensing agreement, we could lose the licensing rights to the CTLM(TM) technology. The loss of the patent license would cause to us TO cease operations.

     Our ability to compete effectively in the medical products industry will depend on our success in protecting our proprietary technology, both in the United States and abroad.

     At present we have only one product, the CTLM(TM), which, after gaining FDA marketing clearance, will account for substantialLY all of our revenues for the foreseeable future. Failure to gain regulatory approvals or market acceptance for the CTLM(TM) would have a material adverse effect on our business, financial condition, cash flows, and results of operations.

     We purchase certain laser components for the CTLM(TM) from two unaffiliated laser suppliers on an as needed basis. THE disruption or termination of our laser suppliers could have a short-term adverse effect on our ability to manufacture the CTLM(TM).

     There can be no assurance that physicians or the medical community in general will accept and utilize the CTLM(TM) or any othER products developed by us.

     We have limited internal marketing and sales resources and personnel. Sales and service in the international market will be dependent upon distributors already under agreement. We will continue to seek distributors for those countries not yet represented.

     Third-party payors (Medicare, Medicaid, private health insurance companies, and other organizations) may affect the pricing or relative attractiveness of our products by regulating the level of reimbursement provided by such payors to the physicians and clinics and imaging centers utilizing the CTLM(TM) or any other products that the Company may develop or BY refusing reimbursement.

     In certain countries, our ability to achieve significant market penetration may depend upon the availability of third party and governmental reimbursement. Revenues and profitability of medical device companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means.

     We have had to rely on the private placement of Preferred and Common Stock and Convertible Debentures to obtain working capital and will continue to do so in the future. In order to obtain working capital we will continue to seek capital through debt or equity financing which may include the issuance of Convertible Preferred Stock whose rights and preferences are superior to those of the Common Stock holders.

     In the event that we issue convertible Preferred Stock or Convertible Debentures without a limit on the number of shares that can be issued upon conversion and the price of our Common Stock decreases, the percentage of shares outstanding that will be held by such holders upon conversion will increase accordingly. The lower the market price, the greater the number of shares to be issued to such holders, upon conversion, thus increasing the potential profits to the holder when the price per share increases and the holder sells the Common Shares. The Preferred Stockholders and debenture holders potential for increased share issuance and profit, including profits derived from shorting our Common Stock, in addition to a stock overhang of an undeterminable amount, may depress the price of our Common Stock. In addition, the sale of a substantial amount of Preferred Stock to relatively few holders could effectuate a possible change of control. Moreover, in the event of a voluntarily or involuntarily liquidation of the Company while the Preferred Stock is outstanding, the holders will be entitled to a preference in distribution of our property.

     We have amended our Articles of Incorporation, to increase our authorized Common Stock from 48,000,000 shares to 100,000,000 common shares in order to facilitate the conversion of the Series B Convertible Preferred Stock and Series H Convertible Preferred Stock, the only Preferred Series outstanding at that time. We now have issued and outstanding approximately $5,610,000 of convertible preferred securities and $2,015,000 of convertible debentures. Due to the low market price of our Common Stock and the conversion of a substantial number of Preferred Shares, we may have to increase our authorized Common Stock. Based on the average high and low price of our Common Stock as of October 11, 1999 ($.109), approximately 88,373,126 shares would be required to convert all of our convertible securities.

     Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel.

     Management of the Company beneficially owns 37.3%, including options, of the outstanding Common Stock of the Company assuming no exercise of outstanding warrants, options, or convertible Preferred Stock. Although Management owns less than 50.1% of the outstanding Common Stock, since the Company does not have cumulative voting, and since, in all likelihood the officers will be voting as a block and will be able to obtain proxies of other shareholders, Management will continue to remain in a position to elect all of our directors and control policies and operations of the Company. After giving effect to the estimated conversion of the Preferred Stock and the Debentures, Management will own 15%. This additional dilution to Management's ownership percentage could effectuate a change in control of the Company.

     Richard Grable and Linda Grable hold a majority of the seats on our Board of Directors. Consequently, they are in a position to control their own compensation and to approve affiliated transactions, if any.

     The market in which the Company intends to participate is highly competitive. Many of the companies in the cancer diagnostic and screening markets have substantially greater technological, financial, research and development, human and marketing resources, manufacturing and experience than the Company.

     We have limited experience in the manufacture of medical products for clinical trials or commercial purposes. Should we decide to manufacture our products, our manufacturing facilities would be subject to the full range of the current Quality System Regulation ("QSR") (formerly the Good Manufacturing Practices (GMP) regulation). We also may be subject to the risks of delay or difficulty in manufacturing and we would require substantial additional capital to establish such manufacturing facilities.

     We have used certain third parties to manufacture and deliver components of the CTLM(TM) and intend to continue to do so in tHE future. Such third parties must adhere to the QSR enforced by the FDA through our facilities inspection program and such third parties' facilities must pass a plant inspection before the FDA will grant pre-market approval of our products. There can be no assurance that the third-party manufacturers on which we depend will be in compliance with the QSR at the time of the pre-approval inspection or will maintain such compliance.

     The qualification of additional or replacement suppliers for certain components of the CTLM(TM)or services is a lengthy process. We rely on single suppliers for certain services and components. If we encounter delays or difficulties with our third-party suppliers in producing, packaging, or distributing components of the CTLM(TM), market introduction and subsequent sales would be adversely affected. If we have to rely on alternative sources of supply, we may not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. If we are unable to obtain or retain qualified third-party manufacturers on commercially acceptable terms, we may not be able to commercialize our products as planned. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver our products on a timely and competitive basis.


     Methods for the detection of cancer are subject to rapid technological innovation and there can be no assurance that technical changes will not render our proposed products obsolete.

Originally, we anticipated that the CTLM(TM) would be ready for distribution in the summer of 1998, however during the course OF clinical trials, we learned of certain problems with particular components of the CTLM(TM), which needed to be corrected. Due to theSE delays and the delay in our start of the Nassau County Clinical Investigational trials, we cannot predict when the CTLM(TM) will BE ready for distribution.

     Until we receive pre-market approval from the FDA, a significant portion of our revenues, will come from international sales of the CTLM(TM) in Europe and Asia and therefore, may be subject to the following:

         economical and political instability,
         shipping delays,
         fluctuation of foreign currency exchange rates, foreign regulatory requirements and various trade restrictions, future imposition of, or significant increases in the level of customs duties, export quotas or other trade restrictions.

In order to minimize the risk of doing business with distributors in countries which are having difficult financial times, our International Distribution
Agreements all require payment via an irrevocable letter of credit drawn on a United States bank prior to shipment of the CTLM(TM). See Item 1. "Business-Government Regulation"

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, and marketing of cancer detection products. We carry product and professional liability insurance in the amount of $3,000,000, for all clinical sites. A successful claim against the Company in excess of our insurance coverage could cause the Company to cease operations. See Item 1. "Business-Product Liability".

     We have not performed any market or feasibility study to assess the interest, demand, or need for the CTLM(TM). See Item 1.
     "Business" and "Business-Competition".

     We have not paid a dividend on our Common Stock and do not intend to pay dividends.

ITEM 7.  FINANCIAL STATEMENTS

   Index to Financial Statements

                                                              PAGE

   Report of Independent Certified Public Accountants         F-1

   Financial Statements

            Balance Sheet                                     F-3

            Statement of Operations                           F-4

            Statement of Stockholders' Equity                 F-5-9

            Statement of Cash Flows                           F-10-11

            Notes to Financial Statement                      F-12-46












                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                               TABLE OF CONTENTS

                                                                         Page

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS               F-1

         FINANCIAL STATEMENTS:

                  Balance Sheets                                          F-3

                  Statements of Operations                                F-4

                  Statements of Stockholders' Equity                      F-5

                  Statements of Cash Flows                                F-10

                  Notes to Financial Statements                           F-12

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Imaging Diagnostic Systems, Inc.

We have audited the accompanying balance sheets of Imaging Diagnostic Systems, Inc. (a Development Stage Company) as of June 30, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999 and 1998 and for the period December 10, 1993 (date of inception) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Imaging Diagnostic Systems, Inc. (a Development Stage Company), as of June 30, 1999 and 1998 and the results of its operations and its cash flows for the years ended June 30, 1999 and 1998 and for the period December 10, 1993 (date of inception) to June 30, 1999 in conformity with generally accepted accounting principles.

The Company is in the development stage as of June 30, 1999 and to date has had no significant operations. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                    /s/
Margolies, Fink and Wichrowski

Certified Public Accountants
Pompano Beach, Florida

August 31, 1999

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                             JUNE 30, 1999 AND 1998



                                     ASSETS
                                                             1999            1998

 Current assets:
  Cash                                               $     70,037    $    310,116
  Loans receivable - employees                             30,950            --
  Inventory                                             3,698,343       3,214,045
  Prepaid expenses                                         58,250          33,539
                                                     ------------    ------------

         Total Current Assets                           3,857,580       3,557,700
                                                     ------------    ------------

Property and equipment, net                             2,707,994       2,920,980
Other Assets                                              561,158         688,463
                                                     ------------    ------------

                                                     $  7,126,732    $  7,167,143
                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:

    Accounts payable and accrued expenses            $  1,597,083    $  1,363,766
    Loans payable                                       1,232,271         285,407

     Current maturities of capital lease obligations

                                                           10,572           9,715
  Other current liabilities                               529,880       2,155,978

     Total current liabilities                          3,369,806       3,814,866


         Convertible debenture                          1,100,000            --
         Long-term capital lease obligations               15,561          26,134


   Total liabilities                                    4,485,367       3,841,000


         Commitments and contingencies

  Redeemable convertible preferred stock
(Series G), no par value; authorized 38 shares,
 issued 38 and 0 shares , respectively                    477,117            --

  Stockholders' equity:

Convertible preferred stock (Series B),
7% cumulative annual dividend, no par value;
 authorized 450 shares, issued 390 and 450
 shares  respectively                                  3,900,000,       4,500,000
Convertible preferred stock (Series D),
 no par value; authorized 54 shares,
  issued 0 and 29 shares, respectively                       --           290,000
Convertible preferred stock (Series E),
 no par value; authorized 54 shares,
  issued 0 and 24 shares, respectively                       --           240,000
Convertible preferred stock (Series H),
  no par value; authorized 108 shares,
  issued 68 and 108 shares, respective                    680,000       1,080,000
Convertible preferred stock (Series I),
 7% cumulative annual dividend, no par value;
  authorized 138 shares, issued 138 and
 0 shares respectively                                  1,380,000
Common stock, no par value; authorized
100,000,000 shares, issued 49,297,675
  and 36,493,544 shares, respectively                  29,820,729      23,983,073
Additional paid-in capital                              1,490,827       1,884,846
Deficit accumulated during the
development stage                                     (35,092,999)    (27,336,655)

                                                        2,178,557       4,641,264
  Less: subscriptions receivable                          (14,309)        (14,309)

           Deferred compensation                             --        (1,300,812)

           Total stockholders' equity                   2,164,248       3,326,143
                                                     ------------    ------------

                                                     $  7,126,732    $  7,167,143
                                                     ============    ============

               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                            From
                                                                                          Inception
                                                                                       (December 10,
                                                      Year Ended      Year Ended         1993) to
                                                    June 30, 1999   June 30, 1998     June 30, 1999
                                                    -------------   -------------     -------------
Compensation and related benefits:

  Administrative and engineering                     $  1,477,296    $  1,210,526    $  7,952,534
  Research and development                                944,500         776,578       2,689,589
Research and development expenses                          71,508         254,722       2,990,402
Advertising and promotion expenses                         27,273         329,446         901,114
Selling, general and administrative expenses              385,824         396,752       1,687,961
Clinical expenses                                          16,764           9,859         377,439
Consulting expenses                                        89,637       1,220,676       3,026,221
Insurance costs                                           172,416         162,549         501,207
Professional fees                                         292,828         454,730       1,644,663
Stockholder expenses                                       65,165          75,608         161,675
Trade show expenses                                       151,403         216,182         656,861
Travel and subsistence costs                              111,361         111,559         568,520
Rent expense                                               28,808          26,213         276,269
Interest expense                                          688,644          55,543         771,240
Loan placement expenses and fees                          201,494            --           201,494
Depreciation and amortization                             312,956         283,966         988,818
Amortization of deferred compensation                   1,510,437       1,418,938       4,064,250
Liquidated damages costs                                  260,000            --           260,000
Interest income                                            (1,120)        (22,137)       (198,537)
                                                     ------------    ------------    ------------

                                                        6,807,194       6,981,710      29,521,720
                                                     ------------    ------------    ------------

     Net loss                                          (6,807,194)     (6,981,710)    (29,521,720)

Dividends on cumulative preferred stock:

 From discount at issuance                               (619,974)     (1,741,015)     (4,694,583)
 Earned                                                  (329,176)       (315,000)       (876,696)
                                                     ------------    ------------    ------------

     Net loss applicable to common shareholders      $ (7,756,344)   $ (9,037,725)   $(35,092,999)
                                                     ============    ============    ============


Net loss per common share:

  Basic

    NET LOSS PER COMMON SHARE                        $       (.20)   $       (.32)   $      (1.41)
                                                     ============    ============    ============

    WEIGHTED AVERAGE NUMBER OF COMMON SHARES           39,333,668      27,882,886      24,932,484
                                                     ============    ============    ============

  Diluted

    NET LOSS PER COMMON SHARE                        $       (.20)   $       (.32)   $      (1.41)
                                                     ============    ============    ============

    WEIGHTED AVERAGE NUMBER OF COMMON SHARES           39,333,668      27,882,886      24,932,484
                                                     ============    ============    ============





               See accompanying notes to thefinancial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY

          PERIOD DECEMBER 10, 1993 (DATE OF INCEPTION) TO JUNE 30, 1999

                                                                                   Deficit
                                                                                    Accumulated
                             PREFERRED STOCK (**)    COMMON STOCK     Additional    During the
                             Number of                Number of         Paid-In   Development       Subs.       Deferred
                              Shares   Amount       Shares  Amount    Capital          Stage      Receivable    Compensation  Total

Balance at December 10,
  1993(date of inception)              -0- $   -0-         -0-    $ -0- $ -0-  $-0-     $   -0-   $  -0-        $-0-

Issuance of common stock,
restated for reverse
 stock split                           --        --       510,000     50,000     --           --         --         --      50,000

Acquisition of public shell            --        --       178,752       --       --           --         --         --        --

Net issuance of additional
 shares of stock                      --        --    15,342,520     16,451     --           --         --         --      16,451

Common stock sold                      --        --        36,500     36,500     --           --         --         --      36,500

Net Loss                                                                --       --           --         --         --        --
                                                                        --       --        (66,951)      --         --     (66,951)
Balance at  June 30, 1994              --        --    16,067,772    102,951     --        (66,951)  -0-            --      36,000

Common stock sold                      --        --     1,980,791  1,566,595     --           --     (523,118)      --   1,043,477

Common stock issued in
  exchange for services                  --        --     115,650     102,942     --           --         --         --     102,942

Common stock issued with
  employment agreement                 --        --        75,000     78,750     --           --         --         --      78,750

Common stock issued for
  compensation                        --        --       377,500    151,000     --           --         --         --     151,000

Stock options granted                  --        --          --         --    622,500         --         --     (622,500)     --

Amortization of deferred
 compensation                       --        --          --         --        --           --         --      114,375   114,375

Forgiveness of officers'
 compensation                           --        --          --      -50,333   --         --         --         50,333

Net Loss                                                                      --         --           --
                                                                          --------   --------   ----------
                                --             --     (1,086,436)      --         --     (1,086,436)
                         -----------    -----------   ----------   --------   --------   ----------

BALANCE AT  JUNE 30, 1995      --         --   18,616,713      2,002,238        672,833   (1,153,387)  (523,118)  (508,125)  490,441


                                   (CONTINUED)

               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

          PERIOD DECEMBER 10, 1993 (DATE OF INCEPTION) TO JUNE 30, 1999




                                                                                     Deficit
                                                                                    Accumulated
                             PREFERRED STOCK (**)    COMMON STOCK     Additional    During the
                             Number of                Number of         Paid-In   Development       Subs.       Deferred
                              Shares   Amount       Shares  Amount    Capital          Stage      Receivable    Compensation  Total




BALANCE AT  JUNE 30, 1995                                         -                        -                     18,616,713
                                   2,002,238         672,833      (1,153,387)    (523,118)    (508,125)            490,441

Preferred stock sold,
including dividends                          4,000      3,600,000                     -                -
      1,335,474        (1,335,474)                -                        -               3,600,000

Common stock sold                            -            -              700,471        1,561,110               -
            -                         -                        -              1,561,110

Cancellation of  stoc
  subscription                        -            -            (410,500)      (405,130)                 -
            -                  405,130                   -                       -

Common stock issued in
  exchange for services                     -            -            2,503,789     4,257,320            -
            -                        -                   -              4,257,320

Common stock issued with
  exercise of stock options               -            -               191,500          104,375
    -                    -                    (4,375)                -                 100,000

Common stock issued with
  exercise of options
 for compensation                                           -            -              996,400           567,164              -
            -                        -                   -                 567,164

Conversion of preferred
  stock to common stock                    (1,600)   (1,440,000)                    420,662     1,974,190
        (534,190)              -                        -                        -                        -

Common stock issued
 as  payment of preferred
  stock dividends                                           -            -                  4,754           14,629             -
         (14,629)              -                         -                     -

Dividends accrued on preferred

 stock not yet converted                                    -            -               -           -             -
         (33,216)              -                         -                  (33,216)

Collection of stock
  subscriptions                                -            -               -           -           -
               -         103,679                  -                  103,679

Amortization of deferred
 compensation                             -            -                    -                          -
               -               -                  232,500            232,500

Forgiveness of officers'
 compensation                             -            -                   -             -          100,667
               -                -                -                   100,667

NET LOSS (RESTATED)                                               -                        -                                -
                                                  -           -    (6,933,310)     -          -      (6,933,310)

BALANCE AT JUNE 30,
 1996 (RESTATED)                          2,400      2,160,000              23,023,789    10,075,896
 1,574,784        (9,470,016)          (18,684)         (275,625)        4,046,355



                                   (CONTINUED)

               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

          PERIOD DECEMBER 10, 1993 (DATE OF INCEPTION) TO JUNE 30, 1999


                                                                                     Deficit
                                                                                    Accumulated
                             PREFERRED STOCK (**)    COMMON STOCK     Additional    During the
                             Number of                Number of         Paid-In   Development       Subs.       Deferred
                              Shares   Amount       Shares  Amount    Capital          Stage      Receivable    Compensation  Total



BALANCE AT JUNE 30,
 1996 (RESTATED)                          2,400      2,160,000              23,023,789       10,075,896

1,574,784        (9,470,016)          (18,684)        ( 275,625)        4,046,355


Preferred stock sold,
 including dividends                            450      4,500,000                        -              -
               998,120          (998,120)               -                       -                4,500,000

Conversion of preferred
  stock to common stock                   (2,400)     (2,160,000)              1,061,202
2,961,284            (801,284)               -                      -                       -                        -

Common stock issued in
  exchange for services                     -            -              234,200               650,129         -
              -                      -                  -                  650,129

Common stock issued
 for compensation                             -            -              353,200               918,364
         -                 -                     -                  -                  918,364

Common stock issued
 with exercise of stock options                -            -              361,933            1,136,953
-                    -                (33,750)                -               1,103,203

Cancellation of stock
 issued to employee                          -            -             (150,000)         (52,500)             -
              -                       -                       -                   (52,500)

Common stock issued
as payment of preferred

  stock dividends                                           -            -               20,760                 49,603          -
         (16,387)               -                        -                   33,216

Dividends accrued
on preferred
  stock not yet converted                                         -            -               -              -             -
       (168,288)                -                        -                (168,288)

Stock options granted                                       -            -                   -                -     1,891,500
              -                       -             (1,891,500)                  -

Collection of stock
 subscriptions                                -            -               -              -             -
              -                   16,875                -                    16,875

Amortization of
deferred compensation                             -            -                     -              -
         -                 -                      -                 788,000            788,000

NET LOSS (RESTATED)                                               -                        -                                -

                 -                        -                 (7,646,119)                -                       -
    (7,646,119)

BALANCE AT JUNE 30, 1997 (RESTATED)                             450     4,500,000               24,905,084           15,739,729

     3,663,120      (18,298,930)            (35,559)      (1,379,125)         4,189,235



                    (CONTINUED)

               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY

          PERIOD DECEMBER 10, 1993 (DATE OF INCEPTION) TO JUNE 30, 1999




                                                                                     Deficit
                                                                                    Accumulated
                             PREFERRED STOCK (**)    COMMON STOCK     Additional    During the
                             Number of                Number of         Paid-In   Development       Subs.       Deferred
                              Shares   Amount       Shares  Amount    Capital          Stage      Receivable    Compensation  Total

                                                                           C>


BALANCE AT JUNE 30,
 1997 (RESTATED)                             450     4,500,000               24,905,084        15,739,729

           3,663,120        (18,298,930)          (35,559)      (1,379,125)         4,189,235

Preferred stock sold,
 including dividends
  and placement fees                                                  501     5,010,000                         -            -
           1,290,515          (1,741,015)               -                       -                4,559,500

Conversion of preferred
  stock to common stock                       (340)   (3,400,000)                6,502,448
4,644,307           (1,210,414)                    -                      -                        -                    33,893

Common stock sold                                           -            -              500,000            200,000            -
               -               -                        -                  200,000

Common stock issued
in  exchange for services                     -            -               956,000        1,419,130
                   -                    -                -                -                1,419,130

Common stock issued
  for compensation                             -            -                 64,300            54,408
        -                   -               -                 -                    54,408

Common stock issued with
 exercise of stock options               -            -                 65,712           22,999
        -                   -               -                 -                    22,999

Common stock issued in
 exchange for
  licensing agreement                                       -            -           3,500,000          1,890,000     (3,199,000)
               -                -                -               (1,309,000)

Dividends accrued on
preferred
  stock not yet converted                                         -            -               -           -               -
        (315,000)               -                       -                 (315,000)

Stock options granted                                       -            -                   -             -        1,340,625
              -                       -             (1,340,625)                  -

Collection of stock
subscriptions                                -            -               -             12,500
        -                  -                 21,250                -               33,750

Amortization of
 deferred compensation                             -            -                    -            -                 -
              -                      -               1,418,938    1,418,938

NET LOSS                                                    -                        -                                -

            -                           -              (6,981,710)               -                       -            (6,981,710)

BALANCE AT JUNE 30, 1998                                        611     6,110,000               36,493,544        23,983,073
                                                  ----------------- -------------            ------------------ ------------
       1,884,846      (27,336,655)           (14,309)      (1,300,812)        3,326,143
----------------   --------------    ---------------    -------------     -------------


                                   (CONTINUED)

                          See accompanying notes to the
financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY

          PERIOD DECEMBER 10, 1993 (DATE OF INCEPTION) TO JUNE 30, 1999



                                                                                     Defecit
                                                                                    Accumulated
                             PREFERRED STOCK (**)    COMMON STOCK     Additional    During the
                             Number of                Number of         Paid-In   Development       Subs.       Deferred
                              Shares   Amount       Shares  Amount    Capital          Stage      Receivable    Compensation  Total



BALANCE AT JUNE 30,
 1998                               611     6,110,000               36,493,544        23,983,073

        1,884,846     (27,336,655)           (14,309)      (1,300,812)        3,326,143

Preferred stock issued
- satisfaction of debt                         138     1,380,000                         -            -
               (161,348)         (492,857)                -                      -                  725,795

Conversion of preferred
  stock to common stock                      (153)   (1,530,000)                 4,865,034
1,972,296                (442,296)                  -                 -                      -                        -

Common stock sold                                           -            -              200,000              60,000
           -                -                      -                       -                    60,000

Common stock issued-exchange
 for services
  and compensation                                          -            -              719,442            301,210            -
                                                           -                -                -                  301,210

Common stock issued
 -  repayment of debt                    -            -           2,974,043          1,196,992                    -
               -                 -                -               1,196,992

Common stock issued in
 exchange for loan fees                     -            -               480,000           292,694
          -                 -                -                       -                 292,694

Common stock issued with
 exercise of stock options               -            -                 65,612         124,464
          -                 -                -                       -                 124,464

Common stock issued in
 satisfaction of
  licensing agreement payable                               -            -           3,500,000          1,890,000

                                                                                                                            -

                                                                                                                            -

                                                                                                                            -

                                                                                                                            -

                                                                                                           1,890,000

Redeemable preferred stock sold, deemed dividend            -            -                   -             -

                                                                                                                    -
                                                                                                                       (127,117)

                                                                                                                         -

                                                                                                                                  -

                                                                                                            (127,117)

Dividends accrued-preferred stock not yet converted               -            -               -           -                 -
        (329,176)                -                -                 (329,176)

Stock options granted                                       -            -                   -             -            209,625
              -                        -                (209,625)                -

Amortization of deferred compensation                             -            -                    -            -       -
              -                        -              1,510,437         1,510,437

NET LOSS                                                    -                        -                                -
                                                  --------------------    --------------------           ---------------------
            -                           -              (6,807,194)                -                      -            (6,807,194)
-------------------       ----------------------- ---------------   ---------------------    --------------------- -------------

BALANCE AT JUNE 30, 1999                                        596 $  5,960,000          49,297,675     $ 29,820,729      $
                                                  ================= ============       =============     ============      =======
                                                                                              1,490,827
                                                                                              $
                                                                                              (35,092,999)
                                                                                              $
                                                                                              (14,309)
                                                                                              $
                                                                                              -

                                                                                              $
                                                                                              2,164,248

               ** See Note 16 for a detailed breakdown by Series.

               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                            From
                                                                                           Inception
                                                                                         (December 10,
                                                        Year Ended       Year Ended         1993) to
                                                      JUNE 30, 1999     JUNE 30, 1998     JUNE 30, 1999
                                                     --------------    --------------   ----------------

NET LOSS                                             $ (6,807,194)   $ (6,981,710)   $(29,521,720)
                                                     ------------    ------------    ------------
Adjustments to reconcile net loss to net cash
 used for operating activities:

    Depreciation and amortization                         312,956         283,966         988,818
    Amortization of deferred compensation               1,510,437       1,418,938       4,064,250
    Noncash compensation and consulting expenses          593,904       1,379,938       7,982,051
    Decrease in restricted certificate of deposit            --           103,500            --
    (Increase) decrease in loans receivable - other       (44,310)         10,073         (44,310)
    Increase in inventory                                (484,298)       (155,782)       (640,080)
    (Increase) decrease in prepaid expenses               (24,711)         23,253         (58,250)
    (Increase) decrease  in other assets                   91,758         (97,828)        (15,705)
    Increase in accounts payable and accrued expenses     887,828         529,220       1,768,306
    INCREASE (DECREASE) IN OTHER CURRENT LIABILITIES      263,902         (53,569)        529,880
                                                     ------------    ------------    ------------

      TOTAL ADJUSTMENTS                                 3,107,466       3,441,709      14,574,960
                                                     ------------    ------------    ------------

      NET CASH USED FOR OPERATING ACTIVITIES           (3,699,728)     (3,540,001)    (14,946,760)
                                                     ------------    ------------    ------------

Cash flows from investing activities:

    Prototype equipment                                      --        (1,582,446)     (2,799,031)
    CAPITAL EXPENDITURES                                  (64,423)       (115,738)     (3,725,417)

      NET CASH USED FOR INVESTING ACTIVITIES              (64,423)     (1,698,184)     (6,524,448)
                                                     ------------    ------------    ------------

Cash flows from financing activities:

    Repayment of capital lease obligation                  (9,716)         (8,928)        (24,156)
    Proceeds from convertible debenture                 1,100,000            --         1,100,000
    Proceeds from loan payable, net                     1,869,324         285,407       2,154,731
    Proceeds from issuance of preferred stock             380,000       4,559,500      13,039,500
    NET PROCEEDS FROM ISSUANCE OF COMMON STOCK            184,464         329,099       5,271,170
                                                     ------------    ------------    ------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES         3,524,072       5,165,078      21,541,245
                                                     ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents     (240,079)        (73,107)         70,037

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          310,116         383,223             -0-
--------------------------------------------------   ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $     70,037    $    310,116    $     70,037
                                                     ============    ============    ============








               See accompanying notes to thefinancial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF CASH FLOWS (CONTINUED)

                                                                                                       From
                                                                                                    Inception

                                                                                                 (December 10,

                                                          Year Ended        Year Ended            1993) to

                                                        JUNE 30, 1999     JUNE 30, 1998        JUNE 30, 1999
                                                        -------------     -------------        -------------

Supplemental disclosures of cash flow information:

         cash paid for interest                         $         16,628  $     3,105$              46,786
                                                        ================  ================        =========


Supplemental disclosures of noncash
investing and financing activities:

         Issuance of common stock and options
           in exchange for services                     $      221,788    $    1,325,530   $    4,837,747
                                                        ==============    ==============   ==============

         Issuance of common stock as loan fees in
           connection with loans to the company         $      292,694    $            -            $       292,694
                                                        ==============    =====================     ===============

         Issuance of common stock as satisfaction of
           loans payable                                $      939,100    $            -            $       939,100
                                                        ==============    =====================     ===============

         Issuance of common stock as satisfaction of
           certain accounts payable                     $      257,892    $            -                 $       257,892
                                                        ==============    =====================          ===============

         Issuance of common stock in
           exchange for property and equipment          $            -            $            -             $         89,650
                                                        =====================     =====================      ================

         Issuance of common stock and
          other current liability in Exchange
           for Patent Licensing Agreement                   $ -            $       581,000   $                 581,000
                                                          =====================     ===============       ===============

         Issuance of common stock for
           compensation                                 $        79,422   $         54,408           $    1,770,358
                                                        ===============   ================           ==============

         Issuance of common stock through
           exercise of incentive stock options          $            -            $             -           $1,103,203
                                                        =====================     =====================      ===============

         Issuance of common stock as
           payment for preferred stock dividends        $            -            $             -            $         64,232
                                                        =====================     =====================      ================

         Acquisition of property and equipment
           through the issuance of a capital

           lease payable                                $            -            $             -            $         50,289
                                                        =====================     =====================      ================








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

The Company is in the business of developing medical imaging devices based upon the combination of the advances made in ultrafast electro-optic technology and the unique knowledge of medical imaging devices held by the founders of the Company. Previously, the technology for these imaging devices had not been available. The initial computed tomography laser mammography ("CTLMTM") prototype has been developed with the use of "ultrafast laser imaging technology"TM, and this technology was first introduced at the "RSNA" scientific assembly and conference during late November 1994. The completed CTLMTM device was exhibited at the "RSNA" conference November 26-30, 1995. ThE Company exhibited the pilot production run CTLMTM device at the "RSNA" conference held in Chicago on December 2-6, 1996. A further refined CTLMTM device and clinical images were exhibited at the "RSNA" conference held in Chicago on December 1-5, 1997. A new design of the scanning bed along with images from the 20 patient clinical study were exhibited at the RSNA conference held in Chicago on November 30 through December 4, 1998.

The initial CTLMTM prototype produced live images of an augmented breast on February 23, 1995. From the experience gained with this initial prototype, the Company continued its research and development resulting in new hardware and software enhancements. The Company has completed a series of calibration scans under an approved Investigational Device Exemption ("IDE") from the Food and Drug Administration ("FDA"). This IDE authorized 50 patient scans at the Strax Breast Diagnostic Center and 20 additional patients at its in-house facility. Prior to the completion of the 1996 IDE, the Company was advised that greatly improved laser technology would SOON BE AVAILABLE. THE IDE AT STRAX WAS HALTED, PENDING RECEIPT OF THE NEW LASER SYSTEM. IN NOVEMBER 1997 THE CTLMTM was removed from Strax and, on May 20, 1998, the Company's termination of the IDE and its final report was accepted by the FDA.

The Company was granted, in June 1998, its second IDE authorizing the scanning of 20 patients at the Company's in-house facilities. On September 1 and 10, 1998, the Company formally submitted the first and second series of the 20 patient in-vivo (human) images and corresponding interpretation data to the FDA. On January 14, 1999, the Company received notice that the IDE application to extend the in-vivo study to Nassau County Medical Center (NCMC) in East Meadow, New York was conditionally approved. On July 8, 1999, the Company commenced a 275 patient clinical investigational study at NCMC.



                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(1)      BACKGROUND (CONTINUED)

On June 12, 1997, the Company was advised by patent counsel that its chief executive officer's patent, filed June 5, 1995 was granted with 7 independent and 16 subordinate claims. Foreign patent applications have been filed and are pending. On September 14, 1999, the Company was advised by patent counsel that a patent for laser imaging apparatus using biomedical markers that bind to cancer cells was issued.

The Company is currently in a development stage and is in the process of raising additional capital. There is no assurance that once THE DEVELOPMENT OF THE CTLMTM device is completed and finally gains Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.

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

         (c) Inventory

                Inventories, consisting principally of raw materials, work-in-process and completed units under testing, are carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

                                                         (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (d) Prototype equipment

                THE DIRECT COSTS ASSOCIATED WITH THE FINAL CTLMTM prototypes have been capitalized. On June 17, 1996 the Company's Director of Research and Development and the Director of Engineering decided to discontinue with the development of the then current generation proprietary scanner and data COLLECTION SYSTEM (COMPONENTS OF THE PROTOTYPE CTLMTM device) and to begin development of a third generation scanner and data collection system. As a result, certain items amounting to $677,395 were reclassified as follows: $512,453 as research and development expense and $164,942 as computer and lab equipment. The original amortization period of two years was increased to five years to provide for the estimated period of time the clinical equipment would be in service to gain FDA approval.

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

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (f) Research and development

                Research and development expenses consist principally of expenditures for equipment and outside THIRD-PARTY CONSULTANTS WHICH ARE USED IN TESTING AND THE DEVELOPMENT OF THE COMPANY'S CTLMTM device, product software and compensation to specific company personnel. The non-payroll related expenses include testing at outside laboratories, parts associated with the design of initial components and TOOLING COSTS, AND OTHER COSTS WHICH DO NOT REMAIN WITH THE DEVELOPED CTLMTM device. The software development costs are with outside third-party consultants involved with the implementation of final changes to the developed software. All research and development costs are expensed as incurred.

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

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (j) Long-lived assets

                Effective July 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This statement requires companies to write down to estimated fair value long-lived assets that are impaired. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review of recoverability the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. The Company has determined that no impairment losses need to be recognized through the fiscal year ended June 30, 1999.

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

         (m) Discount on convertible debt

                The discount which arises as a result of the allocation of proceeds to the beneficial conversion feature upon the issuance of the convertible debt increases the effective interest rate of the convertible debt and will be reflected as a charge to interest expense. The amortization period will be from the date of the convertible debt to the date the debt first becomes convertible.

         (n) Reclassifications

                Certain  amounts in the prior period  financial  statements have
                been   reclassified   to  conform   with  the   current   period
                presentation.

(3)      RESTATEMENT

The Company had restated the June 30, 1997 and 1996 financial statements to properly reflect the accrual of compensation and recording of deferred compensation on the qualified and non-qualified stock options for the officers, and the correction of an accumulated depreciation understatement of $27,682 for the year ended June 30, 1997. The effect on net loss from the compensation restatement was an increase of $946,796 for the year ended June 30, 1996 and a decrease of $299,055 for the year ended June 30, 1997. These statements were also restated to correct the calculation of the deemed dividends on the cumulative preferred stock as a result of the discount at issuance. The effect of this change was an increase to the net loss applicable to common shareholders of $283,965 ($.01 per share) and $337,074 ($.02 per share) for the fiscal years ended June 30, 1997 and 1996, respectively.

THE COMPANY HAD BEEN CAPITALIZING THE COSTS ASSOCIATED WITH THE FINAL DEVELOPMENT OF THE CTLMTM software from its initial acquisition PHASE TO THE SOFTWARE BEING USED IN THE CTLMTM device currently undergoing clinical testing. Effective December 31, 1996, the Company restated its financial statements to expense all additional costs incurred since the acquisition of the original software. Accordingly, the Company expensed a total of $869,692 as additional research and development costs through December 31, 1996, of which $436,736 was applicable to the fiscal year ended June 30, 1996.

                                               1997              1996
                                      --------------  ---------------  ------

      INCREASE IN NET LOSS               $     161,583     $ 1,383,532
                                         =============     ===========

      Per share data:

          BASIC                          $       .01       $       .06
                                         ================= ================

          DILUTED                        $       .01       $       .06
                                         ================= ================
                                                                    (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(4)      MERGER

On April 14, 1994, IDSI-Fl. acquired substantially all of the issued and outstanding shares of Alkan Corp. The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion #16, wherein the shareholders of IDSI-Fl. retained the majority of the outstanding stock of Alkan Corp. after the merger.(see Note 17)

As reflected in the Statement of Stockholders' Equity, the Company recorded the merger with the public shell at its cost, which was zero, since at that time the public shell did not have any assets or equity. There was no basis adjustment necessary for any portion of the merger transaction as the assets of IDSI-Fl. were recorded at their net book value at the date of merger. The 178,752 shares represent the exchange of shares between the companies at the time of merger.

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

As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However, management of the Company is continually negotiating with various outside entities for additional funding necessary to complete the clinical testing phase of development, required before they can receive FDA marketing clearance. To date, management has been able to raise the necessary capital to reach this stage of product development and has been able to fund any capital requirements. HOWEVER, THERE IS NO ASSURANCE THAT ONCE THE DEVELOPMENT OF THE CTLMTM device is completed and finally gains Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.

                                                          (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(6)      INVENTORIES

Inventories consisted of the following:

                                          JUNE 30,
                                         1999              1998

  Raw materials                         $ 2,125,035    $  1,296,864
  Work-in process                        391,875        1,917,181
  COMPLETED UNITS UNDER TESTING          1,181,433            -
                                     -------------     --------------

                                     $  3,698,343      $  3,214,045
                                      ============      ============


(7)      PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

                                                          JUNE 30,
                                                  1999              1998

         Furniture and fixtures              $   246,730       $   245,219
         Building and land (See Note 12)       2,084,085         2,084,085
         Clinical equipment                       30,714               -
         Computers and equipment                 516,551          487,143
         CTLMTM software costs                   352,932          352,932
         Trade show equipment                    154,468          153,193
         LABORATORY EQUIPMENT                    191,548          190,031
                                                 ---------   --------------

                                                 3,577,028        3,512,603

         LESS: ACCUMULATED DEPRECIATION         (869,034)        (591,623)
                                               ------------   --------------

                  TOTALS                        $2,707,994     $  2,920,980
                                              =============     ============

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

                                                                  (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(7)      PROPERTY AND EQUIPMENT (CONTINUED)

Telephone equipment, acquired under a long-term capital lease at a cost of $50,289, is included in furniture and fixtures. The net UNAMORTIZED COST OF THE CTLMTM software at June 30, 1999 and 1998 are $67,666 and $138,180, respectively, which represents the net REALIZABLE VALUE OF THE CTLMTM software at the end of each period presented.

AMORTIZATION EXPENSE RELATED TO THE CTLMTM software for each period presented in the statement of operations is as follows:

                           PERIOD ENDED                         AMOUNT
                           ------------                       ---------
                                 6/30/99                      $   70,514
                                 6/30/98                          70,587
                                 PRIOR                           144,165
                                                              ----------

                             TOTAL                            $ 285,266
                                                              =========


(8)      OTHER ASSETS

Other assets consist of the following:

                                                          JUNE 30,
                                                   1999               1998

   Patent license agreement, net of accumulated

     amortization of $34,176 and $0, respectively    $ 546,824    $    581,000
   UL and CE approvals, net of accumulated
     amortization of $1,371 and $0, respectively        6,854           1,383
   Court bond                                            -             100,000
   SECURITY DEPOSITS                                     7,480           6,080
                                                      ---------    ------------

         TOTALS                                       $  561,158    $  688,463
                                                     ============  ============

During June 1998, the Company finalized an exclusive Patent License Agreement with its chief executive officer. The officer is the OWNER OF PATENTS ISSUED ON DECEMBER 2, 1997 WHICH ENCOMPASSES THE TECHNOLOGY OF THE CTLMTM . Pursuant to the terms of the agreement, the Company was granted the exclusive right to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize and practice the Patent, all improvements thereto and all technology related to the process, throughout the world. The license shall apply to any extension or re-issue of the Patent. The term of license is for the life of the Patent and any renewal thereof, subject to termination, under certain conditions. As consideration for the License, the Company issued to the officer 7,000,000 shares of common stock. The License agreement has been recorded at the historical cost basis of the chief executive officer, who owns the patent. A liability had been recorded as of June 30, 1998 for the fair market value of the remaining shares that were issued in June 1999. (see Note 10)

                                                                 (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(9)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                    JUNE 30,
                                               1999            1998

         Accounts payable - trade            $773,827    $     774,952
         Preferred stock dividends payable     86,669         483,288
         Accrued property taxes payable        15,585          15,585
         Insurance financing payable                 -         10,233
         Accrued compensated absences          30,297          38,530
         Accrued interest payable             461,462           18,546
         Payroll taxes payable                    -             4,250
         Liquidated damages payable
          (see Note 16)                      120,000               -
         Accrued wages payable               109,243               -
         OTHER                                18,382          18,382
                                             ------------  -------------

                  TOTALS                      $   1,597,083    $ 1,363,766
                                              =============    ===========


(10)     OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                                         JUNE 30,
                                                 1999             1998

    Patent licensing agreement
    payable (see Note 8)                   $           -         $  1,890,000
    ACCRUED COMPENSATION-STOCK OPTIONS             529,880           265,978
                                                 --------------    -----------

                                             $     529,880    $  2,155,978
                                             =============    ============

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

                                                            (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(11)     LOANS PAYABLE

Loans payable consisted of the following:

                                                      June 30,
                                            1999                  1998

         Loan payable                    $     300,407     $     285,407

         LOANS PAYABLE TO OFFICERS              443,864                 -
         LOANS PAYABLE TO RELATED PARTIES       488,000                 -
                                            --------------    -------------

                                            $  1,232,271     $     285,407
                                              ============     =============

The Company has borrowed a total of $475,407, from an unrelated third-party on an unsecured basis. The loan accrues interest at a rate of 6% per annum and is payable on demand. The Company has repaid $175,000 as of June 30, 1999. Accrued interest of $36,427 is reflected in accrued expenses on the balance sheet.

The officers of the Company have made loans during the year totaling $1,433,487. The loans are non-interest bearing and the remaining balances were due by August 31, 1999. On May 18, 1999 the officers were issued a total of 2,171,743 shares of stock as full satisfaction ($874,100) of the loans outstanding at that date. In addition to the loans outstanding at June 30, 1999, the officers have loaned an additional $152,241 subsequent to June 30, 1999, and an additional $450,795 has been repaid, $20,000 in cash and the balance of $430,795 in common stock of the Company.

The Company has received various loans from related parties (stockholders of the Company) during the year totaling $1,093,000. A total of $605,000 has been repaid as of June 30, 1999. These loans bore interest at rates varying from 6% to 15%, and accrued interest as of June 30, 1999 amounted to $38,921. The balance of these loans was due to be paid by August 31, 1999.

(12)     CONVERTIBLE DEBENTURE

On April 6, 1999 the Company entered into a Subscription Agreement with the Purchaser of the Series B Convertible Preferred Stock (see Note 16), whereby the Purchaser agreed to purchase $2,750,000 of the Company's Debentures. The Debentures pay a 7% premium, to be paid in cash, or freely trading common stock in the Company's sole discretion, at the time of each conversion ("the Dividend Payment Date"). The Debentures are subject to automatic conversion at the end of the two years from the date of issuance, at which time all Debentures outstanding will be converted based upon a formula detailed within the Debenture document.

                                                     (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(12)     CONVERTIBLE DEBENTURE (CONTINUED)

The Debentures are secured by a mortgage on the Company's land and building.(see
Note 7) The mortgage shall only be released upon the Company meeting certain conditions described in the mortgage document. The funds are available to the Company as follows:

                1. The Purchaser  irrevocably  agreed to purchase  $1,100,000 of
                the  Debentures,   which  will  net  the  Company   proceeds  of
                $1,000,000 after fees.

                2. The Company may draw a second $825,000 ($750,000 net of fees) anytime thirty days after the effective date of the S-2 Registration Statement (July 29, 1999), as long as the Company maintains an average bid price of $.45 for the ten trading days immediately prior to the Company's request for the funding.

                3. The Company may draw a final $825,000 ($750,000 net of fees) anytime sixty days after the effective date of the Registration Statement, as long as the Company maintains an average bid price of $.45 for the ten trading days immediately prior to the Company's request for the funding.

The Series I Preferred and the Debenture also limits the Holders to ownership of not more than 4.99% of the Company's outstanding common stock at any one time. The shares underlying the Series B Preferred, the Series I Preferred and the
Debentures have registration rights and were registered in the Company's S-2 Registration Statement.

The Company has received $1,100,000 as of June 30, 1999 and an additional $650,000, net, between August 11, 1999 to September 13, 1999. Interest of $18,142 has been accrued as of June 30, 1999 and the interest relating to the discount at issuance of $367,972 was expensed during the period, as the debenture can be converted immediately, and would have no conversion period.

                                                        (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(13)     LEASES

The Company has entered into a lease arrangement which expires in 2002 for its telephone equipment. This arrangement transfers to the Company substantially all of the risks and benefits of ownership of the related asset. The asset has been capitalized as property and equipment (see Note 7) and the obligation has been recorded as debt. At June 30, 1999, approximate future minimum lease payments under capitalized lease obligations were as follows:

         YEAR ENDING JUNE 30,

                  2000                                              $  12,384
                  2001                                                 12,384
                  2002                                                  4,128
                                                                  -----------

                  Total minimum lease payments                28,896
                  LESS AMOUNT REPRESENTING INTEREST            (2,763)

                  Present value of net minimum lease payments     26,133

                  LESS CURRENT PORTION                            (10,572)

                  LONG-TERM PORTION                                    $  15,561
                                                                       =========

The Company also leases certain office equipment under an operating lease expiring in June 2002. Minimum future lease payments under the non-cancelable operating lease having a remaining term in excess of one year as of June 30, 1999 are as follows:

                           YEAR ENDING JUNE 30,                     AMOUNT
                                      2000                         $   3,676
                                      2001                              3,676
                                      2002                              3,676

                  TOTAL MINIMUM FUTURE LEASE PAYMENTS         $ 11,028

                                                 (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(14)     INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carryforwards of approximately $22,693,000 to offset future taxable income. Such carryforwards expire in years beginning 2009. The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $7,716,000 and $5,675,000 at June 30, 1999 and 1998, respectively. The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from July 1, 1998 to June 30, 1999 was an increase of approximately $2,041,000.

(15)     REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 17, 1999, the Company finalized the private placement to foreign investors of 35 shares of its Series G Redeemable Convertible Preferred Stock at a purchase price of $10,000 per share and two year warrants to purchase 65,625 shares of the Company's common stock at an exercise price of $.50 per share. The agreement was executed pursuant to Regulation D as promulgated by the Securities Act of 1933, as amended.

The Series G Preferred Stock has no dividend provisions. The preferred stock is convertible, at any time, for a period of two years thereafter, in whole or in part, without the payment of any additional consideration, into fully paid and non-assessable shares of the Company's no par value common stock based upon the "conversion formula". The conversion formula states that the holder of the Series G Preferred Stock will receive shares determined by dividing (i) the sum of $10,000 by the (ii) "Conversion Price" in effect at the time of conversion. The "Conversion Price" shall be equal to the lesser of $.54 or seventy-five percent (75%) of the Average Closing Price of the Company's common stock for the ten-day trading period ending on the day prior to the date of conversion.

In connection with the sale, the Company issued three preferred shares to an unaffiliated investment banker for placement and legal fees, providing net proceeds to the Company of $350,000. The shares underlying the preferred shares and warrant are entitled to demand registration rights under certain conditions.

Pursuant to the Registration Rights Agreement ("RRA") the Company is required to register 100% of the number of shares that would be required to be issued if the Preferred Stock were converted on the day before the filing of the S-2 Registration Statement. In the event the Registration Statement was not declared effective within 120 days, the Series G Holders had the right to force the Company to redeem the Series G Preferred Stock at a redemption price of 120% of the face value of the preferred stock. The Registration Statement was declared effective on July 29, 1999. As of June 30, 1999, the redemption amount of the Series G Preferred Stock is $380,000.

                                     (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(16)     CONVERTIBLE PREFERRED STOCK

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

The holders of the Series A Preferred Stock could have converted up to 50% prior to May 28, 1996, and may convert their remaining shares subsequent to May 28, 1996 without the payment of any additional consideration, into fully paid and non-assessable shares of the Company's no par value common stock based upon the "conversion formula". The conversion formula states that the holder of the Preferred Stock will receive shares determined by dividing (i) the sum of $1,000 plus the amount of all accrued but unpaid dividends on the shares of Convertible Preferred Stock being so converted by the (ii) "Conversion Price". The "Conversion Price" shall be equal to seventy-five percent (75%) of the Market Price of the Company's common stock; provided, however, that in no event will the "Conversion Price" be greater than the closing bid price per share of common stock on the date of conversion.

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

(16)     CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

The holders of the Series B Preferred Stock could have converted up to 34% of the Series B Preferred Stock 80 days from issuance (March 7, 1997), up to 67% of the Series B Preferred Stock 100 days from issuance (March 27, 1997), and may convert their remaining shares 120 days from issuance (April 19, 1997) without the payment of any additional consideration, into fully paid and non-assessable shares of the Company's no par value common stock based upon the "conversion formula". The conversion formula states that the holder of the Series B
Preferred Stock will receive shares determined by dividing (i) the sum of $10,000 by the (ii) "Conversion Price" in effect at the time of conversion. The "Conversion Price" shall be equal to eighty-two percent (82%) of the Market Price of the Company's common stock; provided, however, that in no event will the "Conversion Price" be greater than $3.85. The warrants are exercisable at any time for an exercise price of $5.00 and will expire five years from the date of issue.

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

(16)     CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

On September 4, 1998, the Company received a notice of conversion from the Series B Holders. The Series B Holders filed a lawsuit against the Company on October 7, 1998. The Company was served on October 19, 1998. The lawsuit alleged that the Company has breached its contract of sale to the Series B Holders by failing to convert the Series B Holders and failure to register the common stock underlying the Preferred Stock. The Series B Holders demanded damages in excess of $75,000, to be determined at trial, together with interest costs and legal fees. On April 6, 1999, the Series B Holders sold their preferred stock to an unaffiliated third party ("the Purchaser") with no prior relationship to the Company, or the Series B Holders. As part of the purchase agreement, the Series B Holders were required to dismiss the lawsuit with prejudice and the Company and the Series B Holders exchanged mutual general releases.(see Series I)

As of June 30, 1999, 60 shares of the Series B Preferred Stock had been converted into 1,931,123 shares of the Company's common stock.

During the years ended June 30, 1999 and 1998 the Company issued a total of six Private Placements of convertible preferred stock (see schedule incorporated into Note 16). The Private Placements are summarized as follows:

    SERIES C PREFERRED STOCK

    On October 6, 1997, the Company finalized the private placement to foreign investors of 210 shares of its Series C Convertible Preferred Stock at a purchase price of $10,000 per share and warrants to purchase up to 105,000 shares of the Company's common stock at an exercise price of $1.63 per share, and warrants to purchase up to 50,000 shares of the Company's common stock at an exercise price of $1.562 per share. The agreement was executed pursuant to Regulation S as promulgated by the Securities Act of 1933, as amended. As of June 30, 1999 none of the warrants had been exercised.

    The Series C Preferred Stock is convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, in whole or in part, without the payment of any additional consideration, into fully paid and non-assessable shares of the Company's no par value common stock based upon the "conversion formula". The conversion formula states that the holder of the Series C Preferred Stock will receive shares determined by dividing (i) the sum of $10,000 by the (ii) "Conversion Price" in effect at the time of conversion.

                                                        (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(16)     CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

    SERIES D PREFERRED STOCK

    On January 9, 1998, the Company finalized the private placement to foreign investors of 50 shares of its Series D Convertible Preferred Stock at a purchase price of $10,000 per share and warrants to purchase up to 25,000 shares of the Company's common STOCK AT AN EXERCISE PRICE OF $1.22 per share. The agreement was executed pursuant to Regulation S as promulgated by the Securities Act of 1933, as amended. As of June 30, 1999 none of the warrants had been exercised.

    The Series D Preferred Stock is convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, in whole or in part, without the payment of any additional consideration, into fully paid and non-assessable shares of the Company's no par value common stock based upon the "conversion formula". The conversion formula states that the holder of the Series D Preferred Stock will receive shares determined by dividing (i) the sum of $10,000 by the (ii) "Conversion Price" in effect at the time of conversion. The "Conversion Price" shall be equal to seventy-five percent (75%) of the Average Closing Price of the Company's common stock.

    In connection with the sale, the Company issued four preferred shares to an unaffiliated investment banker for placement fees and paid legal fees of $5,000, providing net proceeds to the Company of $495,000. The shares underlying the preferred shares and warrant are entitled to demand registration rights under certain conditions.

    SERIES E PREFERRED STOCK

    On February 5, 1998, the Company finalized the private placement to foreign investors of 50 shares of its Series E Convertible Preferred Stock at a purchase price of $10,000 per share and warrants to purchase up to 25,000 shares of the Company's common stock at an exercise price of $1.093 per share. The agreement was executed pursuant to Regulation S as promulgated by the Securities Act of 1933, as amended. As of June 30, 1999 none of the warrants had been exercised.

                                                             (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(16)     CONVERTIBLE PREFERRED STOCK (CONTINUED)

    The Series E Preferred Stock is convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, in whole or in part, without the payment of any additional consideration, into fully paid and non-assessable shares of the Company's no par value common stock based upon the "conversion formula".

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

    The Series F Preferred Shares pay a dividend of 6% per annum, payable in Common Stock at the time of each conversion and are convertible, at any time, commencing May 15, 1998 and for a period of two years thereafter, in whole or in part, without the payment of any additional consideration, into fully paid and non-assessable shares of the Company's no par value common stock based upon the "conversion formula". The conversion formula states that the holder of the Series F Preferred Stock will receive shares determined by dividing (i) the sum of $10,000 by the (ii) "Conversion Price" in effect at the time of conversion. The "Conversion Price" shall be equal to seventy percent (70%) of the Average Closing Price of the Company's common stock.

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

                                                 (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(16)     CONVERTIBLE PREFERRED STOCK (CONTINUED)

    SERIES H PREFERRED STOCK

     On June 2, 1998, the Company finalized the private placement to foreign investors of 100 shares of its Series H Convertible Preferred Stock at a purchase price of $10,000 per share and Series H-"A" warrants to purchase up to 75,000 shares of the Company's common stock at an exercise price of $1.00 per share, and Series H-"B" warrants to purchase up to 50,000 shares of the Company's common stock at an exercise price of $1.50 per share. The agreement was executed pursuant to Regulation D as promulgated by the Securities Act of 1933, as amended. As of June 30, 1999 none of the warrants had been exercised.

    The Series H Preferred Stock is convertible, at any time, for a period of two years thereafter, in whole or in part, without the payment of any additional consideration, into fully paid and non-assessable shares of the Company's no par value common stock based upon the "conversion formula". The conversion formula states that the holder of the Series H Preferred Stock will receive shares determined by dividing (i) the sum of $10,000 by the
    (ii) "Conversion Price" in effect at the time of conversion. The "Conversion Price" shall be equal to the lesser of $.53 or seventy-five percent (75%) of the Average Closing Price of the Company's common stock for the ten-day trading period ending on the day prior to the date of conversion.

    In connection with the sale, the Company issued eight preferred shares and paid $10,000 to an unaffiliated investment banker for placement and legal fees, providing net proceeds to the Company of $990,000. The shares underlying the preferred shares and warrant are entitled to demand registration rights under certain conditions.

    The Company was in technical default of the Registration Rights Agreement ("RRA"), which required the S-2 Registration Statement to be declared effective by October 2, 1998. Pursuant to the RRA, the Company was required to pay the Series H holders, as liquidated damages for failure to have the Registration Statement declared effective, and not as a penalty, 2% of the principal amount of the Securities for the first thirty days, and 3% of the principal amount of the Securities for each thirty day period thereafter until the Company procures registration of the Securities. On March 25, 1999, the Company issued 424,242 shares of common stock as partial payment of the liquidated damages. The total expense for the year ended June 30, 1999 amounted to $260,000, and a balance of $120,000 is outstanding as of June 30, 1999. (See Note 9)

    SERIES I PREFERRED STOCK

    On April 6, 1999, the Company entered into a Subscription Agreement with the Purchaser of the Series B Preferred Stock whereby the Company agreed to issue 138 shares of its Series I, 7% Convertible Preferred Stock ($1,380,000). The consideration for the subscription agreement was paid as follows:

                                           (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(16)     CONVERTIBLE PREFERRED STOCK (CONTINUED)

      1. Forgiveness of approximately $725,795 of accrued interest (dividends) in connection with the Series B Convertible Preferred stock. The Company recorded the forgiveness of the accrued interest (dividends) by reducing the accrual along with a reduction in the accumulated deficit. 2. Settlement of all litigation concerning the Series B Convertible Preferred stock. 3. Cancellation of 112,500 warrants that were issued with the Series B Convertible Preferred stock. 4. A limitation on the owner(s) of the Series B Convertible Preferred stock to ownership of not more than 4.99% of the Company's outstanding common stock at any one time.

The Series I Preferred stock pays a 7% premium, to be paid in cash or freely trading common stock at the Company's sole discretion, upon conversion.

    The Series I Preferred Stock is convertible, at any time, in whole or in part, without the payment of any additional consideration, into fully paid and non-assessable shares of the Company's no par value common stock based upon the "conversion formula". The conversion formula states that the holder of the Series I Preferred Stock will receive shares determined by dividing
    (i) the sum of $10,000 by the (ii) "Conversion Price" in effect at the time of conversion. The "Conversion Price" shall be equal to seventy-five percent (75%) of the Average Closing Price of the Company's common stock.

    Pursuant to the Series I designation and the Subscription Agreement, the Series I Holder, or any subsequent holder of the Preferred Shares, is prohibited from converting any portion of the Preferred Stock which would result in the Holder being deemed the beneficial owner of 4.99% or more of the then issued and outstanding common stock of the Company.

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

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of June 30, 1999, including certain additional information with respect to the deemed preferred stock dividends that were calculated as a result of the discount from market for the conversion price per share:

                                                   (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

    (16) CONVERTIBLE PREFERRED STOCK (CONTINUED)


                         SERIES A             SERIES  B                     SERIES  C              SERIES  D        SERIES  E
                         Shares       Amount  Shares         Amount         Shares  Amount     Shares    Amount    Shares    Amount

Balance at June 30, 1995

Sale of Series A         4,000     3,600,000

Series A conversion      (1,600)   (1,440,000)

Balance at June 30, 1996  2,400     2,160,000

Sale of Series B                                  450       4,500,000

Series A conversion      (2,400)   (2,160,000)

Balance at June 30, 1997   --            --       450       4,500,000

Sale of preferred stock
 (Series C - H)                                                           210    2,100,000    54   540,000         54     540,000

Conversion of pfd stock                                                  (210)  (2,100,000)  (25)  250,000        (30)    (300,000)

Balance at June 30, 1998    --            --      --         4,500,000                        29    290,000        24      240,000

Sale of Series I

Conversion of pfd stock                           (60)     (600,000)                         (29)  (290,000)    (24)    (240,000)

Balance at June 30, 1999    --          $-         390    $ 3,900,000      $-           $-

Additional information:
Discount off market price              25%                     18%                    25%             25%                    25%
Fair market value-issue date        $ 8.31                   $ 3.25                 $1.63          $ 0.99                  $ 1.07
Deemed preferred stock             $ 1,335,474               $998,121            $705,738        $182,433                 $182,250
 dividend





                                  SERIES  F              SERIES  H                  SERIES  I                  Total       Total
                            Shares         Amount      Shares         Amount        Shares         Amount       Shares    Amount

Balance at June 30, 1995


Sale of Series A                                                                                            4,000       3,600,000

Series A conversion                                                                                         (1,600)    (1,440,000)

Balance at June 30, 1996                                                                                    2,400       2,160,000

Sale of Series B                                                                                            (2,400)     (2,160,000)

Series A conversion                                                                                           450       4,500,000

Balance at June 30, 1997

Sale of preferred stock
 (Series C - H)              75         750,000             108      1,080,000                                501       5,010,000

Conversion of pfd stock     (75)       (750,000)                                                              (340)    (3,400,000)

Balance at June 30, 1998                                    108      1,080,000                                611       6,110,000

Sale of Series I                                                                    138     1,380,000          138       1,380,000

Conversion of pfd stock                                    (40)       (400,000)                               (153)     (1,530,000)

Balance at June 30, 1999      $-              $-              68     $   680,000    138      1,380,000         596     $ 5,960,000

Additional information:
Discount off market price               30%                                25%                  25%
Fair market value-issue date
                                    $ 1.24                             $ 0.57                 $0.38
Deemed preferred stock dividend   $   318,966                      $   351,628           $   492,857


                                                            (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(17)     COMMON STOCK

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

In addition, during the year ended June 30, 1995, wages accrued to the officers of the Company in the amount of $151,000, were satisfied with the issuance of 377,500 shares of restricted common stock. Compensation expenses have been recorded during the fiscal year pursuant to the employment agreements with the officers. In addition, during the year ended June 30, 1995, 75,000 shares of RESTRICTED COMMON STOCK WERE ISSUED TO A COMPANY EXECUTIVE PURSUANT TO AN EMPLOYMENT AGREEMENT. Compensation expense of $78,750 was recorded in conjunction with this transaction.

                                                     (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(17)     COMMON STOCK (CONTINUED)

During the year ended June 30, 1996, the Company sold, under the provisions of Regulation S, a total of 700,471 shares of common stock. The proceeds from the sale of these shares of common stock amounted to $1,561,110. The Company issued an additional 2,503,789 shares ($4,257,320) of its common stock as a result of the exercise of stock options issued in exchange for services rendered during the year. Cash proceeds associated with the exercise of these options and the issuance of these shares amounted to $1,860,062, with the remaining $2,397,258 reflected as non-cash compensation. These 2,503,789 shares were issued at various times throughout the fiscal year. The stock has been recorded at the fair market value at the various grant dates for the transactions. Compensation, aggregating $2,298,907, has been recorded at the excess of the fair market value of the transaction over the exercise price for each of the transactions.

As of June 30, 1996, there were a total of 425,416 shares of common stock issued as a result of the conversion of the Series A Convertible Preferred Stock and the related accumulated dividends. (See Note 16)

Common stock issued to employees as a result of the exercise of their incentive stock options and their non-qualified stock options during the fiscal year ended June 30, 1996 amounted to 1,187,900, of which 996,400 shares were issued pursuant to the provisions of the non-qualified stock option plan and were exercised in a "cash-less" transaction, resulting in compensation to the officers of $567,164. Compensation cost was measured as the excess of fair market value of the shares received over the value of the stock options tendered in the transaction. The excess of fair market value at July 15, 1995 approximated $.57 per share on the 996,400 shares issued.

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

(17)     COMMON STOCK (CONTINUED)

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

                6. Exercise of incentive stock options comprised of 27,000 shares ($33,750) exercised and paid for at $1.25 per share, and 334,933 shares ($1,103,203) acquired in the exchange for options tendered in a cashless transaction.

                7. The Company repurchased 150,000 shares ($52,500), which had been previously acquired by one of its employees.

During the year ended June 30, 1998, the Company issued a total of 11,588,460 shares ($8,583,721) of its common stock. The conversion of Convertible Preferred Stock (see Note 16) accounted for the issuance of 6,502,448 shares ($4,984,684). The remaining 5,056,012 shares were issued as follows:

                1. Services rendered by independent consultants in exchange for 100,000 shares. Consulting expenses of $221,900 were charged as the fair market value at July 10, 1997 was $2.22 per share.

                2. Services rendered by an independent consultant in exchange for 200,000 shares. Consulting expenses of $400,000 were charged as the fair market value at August 20, 1997 was $2.00 per share.

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

(17)     COMMON STOCK (CONTINUED)

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

                11. A total of 65,712 non-qualified stock options were exercised and proceeds of $22,999 ($.35 per share) were received by the Company.

On July 10, 1998, the majority shareholders of the Company authorized, by written action, the Company's adoption of an Amendment to the Company's Articles of Incorporation increasing the Company's authorized shares of common stock from 48,000,000 shares to 100,000,000 shares. The Florida Statutes provide that any action to be taken at an annual or special meeting of shareholders may be taken without a meeting, without prior notice and without a vote, if the action is taken by a majority of outstanding stockholders of each voting group entitled to vote. On August 5, 1998, the Company filed an Information Statement with the Securities and Exchange Commission with regard to the Written Action. The Majority Shareholders consent with respect to the Amendment was effective on February 18, 1999.

During the year ended June 30, 1999, the Company issued a total of 12,804,131 shares ($5,837,656) of its common stock. The conversion of Convertible Preferred Stock (see Note 16) accounted for the issuance of 4,865,034 shares ($1,972,296). The remaining 7,939,097 shares were issued as follows:

                                                    (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(17)     COMMON STOCK (CONTINUED)

                1. The Company sold 200,000 shares on August 5, 1998 in a Regulation D offering at $.30 per share, and received cash proceeds of $60,000.

                2. In June 1999, the Company issued to its chief executive officer 3,500,000 shares ($1,890,000), representing the balance of shares to be issued as consideration for the exclusive Patent License Agreement (see Notes 8 and 10).

                3. On November 9, 1998, the Company issued 15,000 shares to its corporate counsel as additional bonus compensation. Legal expenses of $10,800 were recorded as the market value of the stock on that date was $.72 per share.

                4. A total of 65,612 non-qualified stock options were exercised and proceeds of $22,964 ($.35 per share) was received by the Company. An additional $101,500 was received this year for stock sold in the prior year.

                5. A total of 480,000 shares were issued in connection with loans that were received by the Company. The total loan fee expenses (based on the market value of the stock at the date of issuance) charged to the statement of operations for the year was $292,694, or an average of $.61 per share.

                6. A total of 2,974,043 share were issued as repayment of various accounts payable and loans payable during the year. A total of $1,196,992 (average of $.40 per share) of debts were satisfied through the issuance of the stock.

                7. On December 11, 1998, bonus stock was issued to Company employees, for 130,200 shares. Compensation expense of $79,422 was charged as the fair market value at that date was $.61 per share.

                8. On March 26, 1999, the Company issued 424,242 shares of stock as partial-payment ($140,000) on the liquidated damages in connection with Series H Preferred Stock. The fair market value at that date was $.33 per share.

                9. During the year at total of 150,000 shares was issued for to various independent parties for services rendered to the Company. Expenses of $81,788 were charged, or an average price of $.50 per share.

                                                  (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(18)     STOCK OPTIONS

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

                                                    (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(18)     STOCK OPTIONS (CONTINUED)

                              INCENTIVE  STOCK OPTIONS     NONQUALIFIED OPTIONS
                              SHARES  WTD. AVG. PRICE    SHARES  WTD. AVG. PRICE

Outstanding at June 30, 1994        -0-                       -0-
   Granted                         75,000    $  1.40      1,500,000   $   1.12
   Exercised                         --                                --

Outstanding at June 30, 1995       75,000       1.40      1,500,000       1.12
   Granted                        770,309       1.66        750,000       1.44
   Exercised                     (164,956)       .92     (1,800,000)      1.50

Outstanding at June 30, 1996      680,353       1.81        450,000        .13
   Granted                        371,377       3.27        750,000       3.88
   Exercised                     (395,384)      1.10           --

Outstanding at June 30, 1997      656,346       3.07      1,200,000       2.47
   Granted                        220,755       1.95        750,000       2.75
   Exercised                         --                     (65,712)       .35
   Canceled                      (175,205)      4.25           --

Outstanding at June 30, 1998      701,896       2.42      1,884,288       2.66
   Granted                        786,635        .48        750,000        .43
   Exercised                         --                     (65,612)       .35
   Canceled                       (82,500)      3.37           --

Outstanding at June 30, 1999    1,406,031       .53**      2,568,676       2.24
                                 ========                   ========

    **On June 25, 1999, the exercise price of 502,225 outstanding incentive stock options was restated to $.60 per share. The Company has recorded compensation of $330,569 during the fiscal year ended June 30, 1999 as a result of this re-pricing, in accordance with the guidelines discussed in the proposed FASB interpretation of APB Opinion No. 25.

At June 30, 1999 and 1998, 1,096,825 and 451,513, respectively, of the incentive stock options were vested and exercisable and 2,568,676 and 1,884,288, respectively, of the non-qualified stock options were fully vested and exercisable. The stock options vest at various rates over periods up to ten years. Shares of authorized common stock have been reserved for the exercise of all options outstanding. The following summarizes the option transactions that have occurred:

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

(18)     STOCK OPTIONS (CONTINUED)

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

(18)     STOCK OPTIONS (CONTINUED)

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

    On July 5, 1998, the Company issued non-qualified options to its officers and directors to purchase 750,000 shares of common stock at 35% of the fair market value at the date of grant. Deferred compensation of $622,500 was recorded on the transaction and is being amortized over the remaining term of the employment contract (one year).

                                              (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(18)     STOCK OPTIONS (CONTINUED)

    At various dates during the year ended June 30, 1999, the Company issued to various employees incentive options to purchase 786,635 shares of common stock at prices ranging from $.46 to $.60. In all instances, the exercise price was established as the fair market value of the common stock at the date of grant, therefore no compensation was recorded on the issuance of the options. In most cases, one-third of the options vest one year from the grant date, with one-third vesting each of the next two years. The options expire in ten years from the grant date.

The following table summarizes information about all of the stock options outstanding at June 30, 1999:

                        OUTSTANDING OPTIONS                EXERCISABLE OPTIONS

                              Weighted
                              average
    Range of                  remaining      Weighted                 Weighted
EXERCISE PRICES     SHARES   LIFE (YEARS)    AVG. PRICE    SHARES     AVG. PRICE

 $ .35 - 1.25     3,224,707   8.16          $   .54     2,915,501    $   .54
  1.36 - 2.94       750,000   7.00             1.36       750,000       1.36


 $ .35 - 2.94     3,974,707   7.94          $   .70     3,665,501    $   .70
================================================================================

At June 30, 1999, the Company has two stock-based compensation plans, which have been previously described. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans with respect to its employees, however compensation has been recorded with respect to its officers due to their provisions of utilizing "additional incentive stock options" to exercise their incentive stock options, and acquire shares of common stock. The compensation cost that has been charged against income for the officers was $(66,667) and $(53,570) for 1999 and 1998, respectively.

The weighted average Black-Scholes value of options granted during 1999 and 1998 was $.42 and $1.44 per option, respectively. Had compensation cost for the Company's fixed stock-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as indicated below:

                                                     (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(18)     STOCK OPTIONS (CONTINUED)

                                                                     From
                                                                Inception
                                                                (December 10,
                             Year Ended        Year Ended         1993) to
                           JUNE 30, 1999     JUNE 30, 1998     JUNE 30, 1999
                           -------------     -------------    --------------
Net loss to
common shareholders -

         AS REPORTED       $  (7,756,344)    $ (9,037,725)    $ (35,092,999)
                           =============     ============     =============

         PRO FORMA         $  (7,469,637)    $ (9,297,781)    $ (35,365,868)
                           =============     ============     =============

Basic loss per share -

         AS REPORTED       $      (.20)      $      (.32)     $      (1.41)
                           ================  ================ ==================

         PRO FORMA         $      (.19)      $      (.34)     $      (1.42)
                           ================  ================ ==================

Diluted loss per share -

         AS REPORTED       $      (.20)      $      (.32)     $      (1.41)
                           ================  ================ ==================

         PRO FORMA         $      (.19)      $      (.34)     $      (1.42)
                           ================  ================ ==================


For purposes of the preceding pro-forma disclosures, the weighted average fair value of each option has been estimated on the date of grant using the
Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively: no dividend yield; volatility of 28.2% and 7.1%; risk-free interest rate of 6% and 6.5%; and an expected term of five years.

(19)     CONCENTRATION OF CREDIT RISK

During the year, the Company has maintained cash balances in excess of the Federally insured limits. The funds are with a major money center bank. Consequently, the Company does not believe that there is a significant risk in having these balances in one financial institution. The cash balance at June 30, 1999 was $94,514.

                                                (CONTINUED)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(20)     FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximated their fair values due to the short maturity of these instruments. The fair value of the Company's debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At June 30, 1999 and 1998, the aggregate fair value of the Company's debt obligations approximated its carrying value.

(21)     COMMITMENTS AND CONTINGENCIES

On July 5, 1994 the Company entered into five-year employment agreements with its chief executive officer, president and executive vice-president. The agreements expired on July 6, 1999 and new employment agreements were entered into on August 30, 1999. The new agreements are for a term of five years and provide for compensation to these individuals at the annual rate of $286,225, $119,070, and $119,070, respectively. The agreements provide for annual increases based upon changes in the Consumer Price Index, but in no event shall the cost of living increase be less than seven percent. The agreements provide for bonus arrangements and other normal benefits.

AS ADDITIONAL CONSIDERATION FOR HIS DEVELOPMENT EFFORTS IN THE CTLMTM device, the chief executive officer has been granted a "development royalty" which will be paid based upon the net foreign and domestic sales, after direct costs and commissions, of the CTLMTM device. The royalty percent ranges from 2.5% to a maximum of 5%, based upon varying levels of gross sales. Upon ratification of the patent licensing agreement, entered into on June 2, 1998, at the Company's next annual shareholder meeting, the royalties as outlined in that agreement will take the place of those set forth in the original employment contract. The royalty percentages in the new agreement start at 10% and decrease to 6% as gross sales volumes increase.

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

The Company has entered into agreements with various distributors located throughout Europe, Asia and South America to market the CTLMTM device. The terms of these agreements range from eighteen months to three years. The Company has the right to renew the agreements, with renewal periods ranging from one to three years.


                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(21)     COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                                                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information concerning directors and executive officers of the Company:

NAME                       AGE     POSITION

Richard J. Grable          57      Chief Executive Officer and Director

Linda B. Grable            62      Chairman of the Board and President

Allan L. Schwartz          57      Executive Vice-President, Chief
Financial Officer and
Director.

Richard Grable, Allan Schwartz and Linda Grable are founders of the Company and as such may be deemed "promoters" and "parents" as defined in the Rules and Regulations promulgated under the Securities Act, as those terms are defined in the rules and regulations promulgated under the Securities Act. Directors serve until the next meeting of shareholders. Officers serve at the pleasure of the Board of Directors.

RICHARD J. GRABLE

Richard J. Grable has been Chief Executive Officer and a director of the Company since 1994 and is primarily responsible for the development of the CTLM(TM). From January 1994 to February 1994, Mr. Grable was Vice-President, research and development, for Lintronics Technologies, Inc., Tampa, Florida, a manufacturer of breast imaging systems. From March 1992 to December 1993, Mr. Grable was an engineering consultant for Lintronics Technologies, Inc., Tampa, Florida, a manufacturer of breast imaging systems. From August 1991 to February 1992, Mr. Grable was an engineering consultant for Audio Intelligence Devices, Inc., Ft. Lauderdale, Florida, a manufacturer of surveillance devices. From May 1990 to July 1991, Mr. Grable was an engineering consultant for Telmed, Inc., Ft. Lauderdale, Florida, a software and electronic design company.

LINDA B. GRABLE

Linda B. Grable has been President and Chairman of the Board of Directors of the Company since 1994. From September 1991 to February 1994, Mrs. Grable was President and Director of VCC Communications, Inc., Tampa, Florida, a manufacturer of voltage controlled oscillators (VCO). From August 1988 to April 1991, Mrs. Grable was President of Lintronics International Ltd., Inc., Plantation, Florida, a manufacturer of breast imaging systems.

ALLAN L. SCHWARTZ

Allan L. Schwartz has been Executive Vice-President, Chief Financial Officer, and a Director of the Company since 1994. From April 1993 to February 1994, Mr. Schwartz was President and Director of DynaMed Technologies, Inc., Coral Springs, Florida, a company that developed neural network software for use with laser imaging systems. From August 1991 to April 1993, Mr. Schwartz was President and Director of Tron Industries, Inc., North Lauderdale, Florida, a developer of low voltage neon novelty products. From April 1991 to July 1991, Mr. Schwartz worked as a manufacturing consultant for SE Enterprises, Miami, Florida, a manufacturer of prototype homes.

Directors of the Company hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers serve at the discretion of the board.

KEY EMPLOYEE

Robert H. Wake is the Director of Engineering and has been employed as such since April 1995. From January, 1994 to March, 1995, Mr. Wake was a consultant to various companies in 3-D computer imaging. From October, 1986, to December, 1993: Mr. Wake founded and was President of Reality Imaging Corporation, Solon, Ohio, a manufacturer of 3-D computer imaging systems. Mr. Wake invented the Voxel Flinger 3-D imaging technology.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of our Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing the Company with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended June 30, 1998. We have not received copies of amended Form 13 D from Goodland International Investments Limited and Weyburn Overseas Limited indicating their ability to convert and/or the conversion of the Series B Preferred Shares into common shares in excess of 10% of the outstanding shares.

EXECUTIVE COMPENSATION

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers for services rendered to the Company during 1999 and 1998. No other person, who, during 1999 and 1998 served as an executive officer of the Company, had a total annual salary and bonus in excess of $100,000. Also, see "Stock Option Plan-Option/SAR Grants in Last Fiscal Year".

                          SUMMARY OF COMPENSATION TABLE

                                 ANNUAL COMPENSATION                            LONG-TERM COMPENSATION

Name & Principal
Position                         Year       Salary (2)       Other Annual      Restricted     Securities/Underlying
                                                             Compensation      Stock Awards       Option/SARs (1)

Richard J. Grable, CEO And        1997        $289,779       $115,000            $268,000         22,883
Director
Linda B. Grable, President        1997        $ 97,451       $115,000            $268,000         22,883
and Director
Allan L. Schwartz, Exec           1997        $111,534       $115,000            $268,000        130,410
VP, CFO and Director


(1) The aggregate dollar value of the 1998 and 1999 options, based on the averaged high and low price on June 30, 1999 are as follows: Richard J. Grable -$341,321 Linda B. Grable-$341,321; and Allan L. Schwartz-$341,321.
(2) The salaries include compensation, which has been accrued and not paid as of June 30, 1999 in the amounts as follows: Richard J. Grable $59,630, Linda B. Grable $24,806 and Allan L. Schwartz $24,806.


EMPLOYMENT AGREEMENTS

We entered into five-year employment agreements with Mr. Richard J. Grable, Mr. Allan L. Schwartz and Ms. Linda B. Grable that expire on August 29, 2004. Pursuant to the terms of the employment agreements, base annual salaries, after giving effect to cost of living adjustments, are as follows: Richard J. Grable:
$286,224.96;  Linda B. Grable: $119,069.52 and Allan L. Schwartz $119,069.52. In
addition, Messrs. Grable and Schwartz and Ms. Grable each receive a car allowance of $500 per month. Each employment agreement provides for bonuses, health insurance, car allowance, and related benefits, and a cost of living adjustment of 7% per annum. No bonuses have been paid to date.

The  following  table  sets  forth  certain   information  with  regard  to  the
Options/SAR grants by the Company to Management for the fiscal year ended June 30, 1999.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

             No. of Securities    % of Total Options    Exercise or   Market Price
             Underlying Options  Granted to Employees   Base Price     On Date of       Expiration
Name         Granted              In Fiscal Year       ($/Share)      Grant             Date

Richard J.     250,000              16%                $.17           $.44             7/5/03
Grable         208,333              14$                $.48           $.44             7/5/03

Linda B.       250,000              16%                $.17           $.44             7/5/03
Grable         208,333              14$                $.48           $.44             7/5/03

Allan L        250,000              16%                $.17           $.44             7/5/03
Schwartz       208,333              14$                $.48           $.44             7/5/03


STOCK OPTION PLANS

("The 1995 Plan"). For the fiscal year ended June 30, 1999, all of the executive officers were participants in this plan. The plan was approved by the Board of Directors and adopted by the shareholders at the March 29, 1995 annual meeting. The plan provides for the granting, exercising and issuing of incentive option pursuant to Internal Revenue Code Section 422. The Company may grant incentive stock options to purchase up to 5% of the issued and outstanding Common Stock of the Company at any time. The Board of Directors has direct responsibility for the administration of the plan.

On August 30, 1999, we established an Equity Incentive Plan. The Shareholders must approve the 1999 Plan within one year. The MAXIMUM NUMBER OF SHARES THAT CAN BE GRANTED UNDER THE 1999 PLAN IS 15,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. The series, rights and preferences of the preferred shares are to be determined by the Company's Board of Directors. The 1999 Plan also includes any stock available for future Stock Rights under the 1995 Plan. See Item 13 (a) Exhibit 10.20.

Under both plans, the exercise price of the incentive options to employees must be equal to at least 100% of the fair market value of the Common Stock, as of the date of grant. The exercise price of incentive options to officers, or affiliated persons, must be at least 110% of the fair market value as of the date of grant.

Pursuant  to stock  option  agreements,  Mr.  Richard J.  Grable,  Mr.  Allan L.
Schwartz and Mrs. Linda B. Grable each have an option to purchase 2,500,000 shares of common stock or preferred stock. These options vest in equal installments over a five-year period at an exercise price of $.21 per share (110% of the fair market value of the shares on the date of grant). The Stock Option Agreement terminates on August 30, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the beneficial ownership of Common Stock of the Company as of October 11, 1999 as to (a) each person known to the Company who beneficially owns more than 5% of the outstanding shares of our Common Stock;
(b) each current director executive officer; and (c) all executive officers and directors of the Company as a group, calculated as required by the Act.

The actual number of shares of Common stock held by Richard Grable and Linda Grable, without giving effect to options, are 11,494,540 and 3,572,300 shares respectively. Both Richard Grable and Linda Grable specifically disclaim any beneficial interest in each other's shares.




NAME AND ADDRESS           NUMBER OF SHARES OWNED      % OF OUTSTANDING

OF BENEFICIAL OWNER        BENEFICIALLY (1)(2)       SHARES OF COMMON STOCK
-------------------        -------------------       ----------------------

RICHARD J. GRABLE            16,983,506(3)                 29.7%
C/O 6351 NW 18TH COURT
PLANTATION, FL 33313

LINDA B. GRABLE               16,983,506(4)                 29.7%
C/O 6351 NW 18TH COURT
PLANTATION, FL 33313

ALLAN L. SCHWARTZ            4,380,893(5)                    7.7%
C/O 6351 NW 18TH COURT
PLANTATION, FL 33313

ALL OFFICERS AND DIRECTORS    21,364,399 (6)                37.3%
AS A GROUP (3 PERSONS)



(1) Except as indicated in the footnotes to this table, based on information provided by such persons, the persons named in the table above have sole voting power and investment power with respect to all shares of Common Stock shown beneficially owned by them.

(2) Percentage of ownership is based on 57,247,380 shares of Common Stock outstanding as of October 11, 1999 plus each person's options that are exercisable within 60 days. Shares of Common Stock subject to stock options that are exercisable within 60 days as of October 11, 1999 are deemed outstanding for computing the percentage of that person and the group.

(3) Includes 958,333 shares subject to options and 3,572,300 shares owned by the wife of Richard J. Grable, Linda B. Grable, of which he disclaims beneficial ownership.
(4) Includes 958,333 shares subject to options and 11,494,540 shares owned by the husband of Linda B. Grable, Richard J. Grable, of which she disclaims beneficial ownership.
(5) Includes 958,333 shares subject to options and 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.
(6) Includes 1,916,666 shares subject to options held by Linda and Richard Grable and 958,333 shares subject to options held by Allan Schwartz. Also includes 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.


DIVIDEND POLICY

To date, we have not declared or paid any dividends with respect to our capital stock, and the current policy of the Board of Directors is to retain any earnings to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on our Common Stock in the foreseeable future.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Richard J. Grable and Linda B. Grable are husband and wife. Further, Richard J. Grable and Linda B. Grable are each "Control Persons" as a result of their control of a majority voting power of our outstanding stock. Both parties disclaim, however, any beneficial interest or ownership in the shares owned by the other party.

In September and October 1998, Linda Grable, our President, personally guaranteed three promissory notes issued by the Company to third parties. Ms. Grable received no compensation for these guarantees. As of the date of this Report, one of the three Notes has been repaid.

In June 1998, the Company finalized an exclusive Patent License Agreement with Richard Grable, our Chief Executive Officer. Mr. Grable is the owner of the Patent, which encompasses the technology for the CTLM(TM). The Company and Mr. Grable has previously entered into an oral agreement for the exclusive license for the patent that was never memorialized in written form. The term of the license is for the life of the Patent (17 years) and any renewals, subject to termination, under certain conditions. As consideration for the License, we issued to Mr. Grable 3,500,000 shares of Common Stock and is required to issue an additional 3,500,000 shares in June 1999. In addition, we have agreed to pay Mr. Grable a royalty based upon the net selling price (the dollar amount earned from the sale by the Company, both international and domestic, before taxes minus the cost of the goods sold and commissions or discounts paid) of all products and goods in which the Patent is used, before taxes and after deducting the direct cost of the product and commissions or discounts paid. During the second year of the Agreement there is a minimum cash royalty provision of $250,000 payable at the end of the second year which Mr. Grable has deferred until we commence sales and delivery of CTLM(TM) Systems. See Item 1.

"Business-Patent Licensing Agreement".

Since October 1998, we have accrued $109,243 in salaries payable to our executive officers and directors, Richard J. Grable, Allan Schwartz and Linda B. Grable, due to our lack of working capital. These salaries remain unpaid to date and will be paid as soon as the Company determines that the funds are available.

In January 1999 and February 1999, Richard Grable, our Chief Executive Officer, director and founder sold an aggregate of 831,743 shares of our Common Stock owned by him in excess of four years, pursuant to Rule 144 and lent the aggregate proceeds of approximately $347,775 directly to the Company.

In January 1999, February 1999 and March 1999, Linda Grable, our President, director and founder sold an aggregate of 520,000 shares of our Common Stock owned by her in excess of four years, pursuant to Rule 144 and lent the aggregate proceeds of approximately $166,618 directly to the Company.

In December 1998, January 1999 and February 1999, Allan Schwartz, our Executive Vice President, director and founder sold an aggregate of 820,000 shares owned by him in excess of four years, pursuant to Rule 144 and lent the aggregate proceeds of approximately $359,707 directly to the Company.

The loans to the Company by Messers. Grable, Schwartz and Ms. Grable were interest free and were evidenced by promissory notes. The December, January, February and March promissory notes were due on January 30, 1999, February 28,1999, March 31, 1999 and April 30, 1999, respectively. The net proceeds were recorded as a loan payable to each respective founder.

A meeting of the Board of Directors was held on May 12, 1999 to review and act upon the previously adopted schedule of repayment of the loans, interest and potential tax liability. Based on an opinion of the Founders personal outside counsel and upon advice of a tax advisor, the Board voted to rescind the previously adopted resolution. The new resolution authorized the repayment of the December, January, February, and March promissory notes in full by the issuance of shares equal to the number of shares sold. The restricted shares issued as repayment for the loan bear registration rights. Since the loans were repaid on a share for share basis with no other consideration, the Founders have been advised that there is no capital gain and therefore no tax liability.

Messrs. Grable, Schwartz and Ms. Grable received 831,743, 820,000, and 520,000 shares of our restricted Common Stock, respectively as payment in full for the loans from December 1998 to March 1999.

In May 1999, Messrs. Grable and Schwartz each sold 110,000 shares, respectively, of our Common Stock owned by them in excess of four years, pursuant to Rule 144 and lent the aggregate proceeds of approximately $91,759 directly to the Company. The loans to the Company are evidenced by interest free promissory notes, which are due, and payable on June 30, 1999.

In June 1999, Messrs. Grable and Schwartz each sold 280,000 and 315,020 shares, respectively, of our Common Stock owned by them in excess of four years, pursuant to Rule 144 and lent the aggregate proceeds of approximately $201,795 directly to the Company. The loans to the Company are evidenced by interest free promissory notes, which are due, and payable on July 31, 1999.

In July 1999, Mr. Schwartz sold 500,000 shares of our Common Stock owned by him in excess of four years, pursuant to Rule 144 and lent the aggregate proceeds of approximately $137,241 directly to the Company. The loan to the Company evidenced by an interest free promissory note, which is due, and payable on August 31, 1999.

The loans to the Company by Messers. Grable and Schwartz were interest free and were evidenced by promissory notes. The May, June, July promissory notes were due on June 30, 1999, July 31, 1999 and August 31, 1999, respectively. The net proceeds were recorded as a loan payable to each respective founder.

Messrs. Grable and Schwartz received 390,000 and 925,500 shares of our restricted Common Stock, respectively as payment in full for the loans from May 1999 to July 1999.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT                                     DESCRIPTION

3.1      Articles of Incorporation (Florida)- Incorporated by reference to
         Exhibit 3(a) of our Form 10-KSB for the fiscal year ending
         June 30, 1995.
3.2 Amendment to Articles of Incorporation (Designation of Series A Convertible Preferred Shares) - Incorporated by reference to Exhibit 3.
         (i). 6 of our Form 10-KSB for the fiscal year ending June 30, 1996. File number 033-04008.

3.3      Amendment  to  Articles  of  Incorporation  (Designation  of  Series  B
         Convertible  Preferred  Shares).   Incorporated  by  reference  to  our
         Registration Statement on Form S-1 dated July 1, 1997.

3.4 Amendment to Articles of Incorporation (Designation of Series C Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated October 15, 1997.

3.5 Amendment to Articles of Incorporation (Designation of Series D Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated January 12, 1998.

3.6 Amendment to Articles of Incorporation (Designation of Series E Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated February 19,1998.
3.7 Amendment to Articles of Incorporation (Designation of Series F Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated March 6, 1998.
3.8      Amendment  to  Articles  of  Incorporation  (Designation  of  Series  H
         Convertible  Preferred  Shares).   Incorporated  by  reference  to  our
         Registration Statement on Form S-2 File Number 333-59539.
3.9      Certificate of Dissolution - is incorporated by reference to Exhibit
         (3)(a) of our Form 10-KSB for the fiscal year ending
         June 30, 1995.
3.10 Articles of Incorporation and By- Laws (New Jersey) -are incorporated by reference to Exhibit 3 (i) of our Form 10-SB, as amended, file number 0-26028, filed on May 6, 1995 ("Form 10-SB").
3.11     Certificate  and Plan of Merger - is  incorporated by reference to
         Exhibit 3(i) of the Form 10-SB.  3.12  Certificate  of  Amendment -
         is  incorporated  by reference to Exhibit 3(i) of the Form 10-SB.
3.13     Amended Certificate of Amendment-Series G Designation.
3.14     Certificate of Amendment-Series I Designation.
3.15     Amended Certificate of Amendment-Series B Designation.
4.1 Instruments Defining the Rights of Security Holders - Designation of Series B Convertible Preferred Shares. (See Exhibit 3.3, above).
 4.2 Instruments Defining the Rights of Security Holders - Designation of Series C Convertible Preferred Shares. (See Exhibit 3.4, above).
4.3 Instruments Defining the Rights of Security Holders -Designation of Series D Convertible Preferred Shares. (See Exhibit 3.5, above).
4.4 Instruments Defining the Rights of Security Holders - Designation of Series E Convertible Preferred Shares. (See Exhibit 3.6, above).
4.5 Instruments Defining the Rights of Security Holders - Designation of Series F Convertible Preferred Shares. (See Exhibit 3.7, above).
 4.6 Instruments Defining the Rights of Security Holders -Designation of Series H Convertible Preferred Shares. (See Exhibit 3.8, above).
4.7      Instruments Defining the Rights of Security Holders - Amended
         Designation of Series  G  Convertible   Preferred  Shares.   (See
         Exhibit  3.13,  above).
4.8 Instruments Defining the Rights of Security Holders - Designation of Series I Convertible Preferred Shares. (See Exhibit 3.14, above).
4.9 Instruments Defining the Rights of Security Holders - Amended Designation of Series B Convertible Preferred Shares. (See Exhibit 3.15, above).
4.10  Convertible Debenture
10.1 Form of Subscription Agreement by and between Imaging Diagnostic Systems, Inc. and Alfred Ricciardi. Incorporated by reference to our Registration Statement on Form S-2, File Number 333-59539.
10.2 Patent Licensing Agreement. Incorporated by reference to our Registration Statement on Form S-2, File Number 333-59539.
10.3 Incentive Stock Option Plan -is incorporated by reference to Exhibit 10(b) of the Form 10-SB.
10.4 Employment Agreement(s) for Richard J. Grable, Allan L. Schwartz and Linda B. Grable are incorporated by reference to Exhibit 10(c) of the Form 10-SB.
10.5 Lock Up Agreement By and Between the Company and Richard J. Grable, Linda B. Grable, and Allan L. Schwartz, is incorporated by reference to
         Exhibit 10.5 of our Form 10-KSB for the fiscal year ending June 30, 1996. File number 033-04008.
10.6 Form of Series F Preferred Stock Subscription Documents. Incorporated by reference to our Registration Statement on Form S-2, File Number 333-60405.
10.7 Form of Series H Preferred Stock Subscription Documents. Incorporated by reference to our Registration Statement on Form S-2, File Number 333-60405.
10.8 OEM Agreement incorporated by reference to Exhibit 10.8 of our Form 10-KSB for the fiscal year ending June 30, 1998. 10.9 Form of Equity Line of Credit Agreement incorporated by reference to Exhibit
         10.9 of our Form 10-KSB for the fiscal year ending June 30, 1998.
10.10    Focus Distribution Agreement (United Kingdom and Ireland).
         Incorporated by reference to our Form 10 QSB/A filed on April 2,1999.
10.11 Focus Distribution Agreement (Benelux countries). Incorporated by reference to our Amendment number 1 to Registration on
         Form S-2, File Number 333-60405.
10.12 Syncor Distribution Agreement. Incorporated by reference to our Amendment number 1 to Registration on Form S-2, File Number
         333-60405.
10.14 Consultronix S.A. Distribution Agreement. Incorporated by reference to our Form 10 KSB/A filed on April 9, 1999.
10.15 Iberadac, S.A. Distribution Agreement. Incorporated by reference to our Form 10 KSB/A filed on April 9,1999.
10.16    Form  of  Series  I  Preferred  Stock   Subscription   Documents.
         Incorporated by reference to our Amendment number 1 to Registration on Form S-2, File Number 333-60405.
10.17 Form of Debenture Subscription Documents. Incorporated by referenc to our Amendment number 1 to Registration on Form S-2, File Number 333-60405.
10.18    Form of Mortgage. Incorporated by reference to our Amendment number 1 to Registration on Form S-2, File Number 333-60405.
10.19 Form of Series G Subscription Documents. Incorporated by reference to our Amendment number 1 to Registration on Form S-2, File Number 333-60405.
10.20    1999 Equity Incentive Plan

10.21    Form of  Debenture  in the amount of $825,000
10.22    Registration Rights Agreement $825,000 Convertible Debenture
10.23    Subscription  Agreement $825,000 Convertible Debenture

(b) Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Imaging Diagnostic Systems, Inc. has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized,

                      IMAGING DIAGNOSTIC SYSTEMS, INC.

                             BY: /S/LINDA B. GRABLE
              Linda B. Grable, Chairman of the Board and President

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURES                            TITLE                        DATE

/S/LINDA B. GRABLE      Chairman of the Board and President    October 11, 1999
--------------------
Linda B. Grable

/S/RICHARD J. GRABLE    Director and Chief Executive Officer   October 11, 1999
--------------------
Richard J. Grable

/S/ALLAN L. SCHWARTZ    Director, Executive Vice-President     October 11, 1999
--------------------  (Principal Accounting and Financial
Allan L. Schwartz       Officer)

                    Exhibit 10.20 1999 Equity Incentive Plan

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                           1999 EQUITY INCENTIVE PLAN

                               ARTICLE 1: PURPOSE

         1.1 GENERAL. The purpose of the Imaging Diagnostic Systems, Inc. 1999 Equity Incentive Plan (the "Plan") is to promote the interests of Imaging Diagnostic Systems, Inc. (the "Company"), by enabling the Company to motivate, attract, and retain the services of persons upon whose judgment, efforts, and contributions the success of the Company's business depends. The plan is further intended to align the personal interests of such persons with the interests of stockholders of the Company through equity participation in the Company's growth and success. Capitalized terms not otherwise defined in the text are defined in
Article 14.

                        ARTICLE 2: EFFECTIVE DATE; TERM.

         2.1 EFFECTIVE DATE. The Plan shall become effective at the date and time of its approval by the stockholders of the Company (the "Effective Date"). The Plan shall be submitted to the stockholders of the Company for their approval at the 1999 Annual Meeting of the Company.

         2.2 TERM. This Plan shall terminate on the tenth (10th) anniversary of the Effective Date, subject to Article 12.


                     ARTICLE 3: SHARES SUBJECT TO THE PLAN.

         3.1 NUMBER OF SHARES. The maximum number of shares of Stock reserved and available for delivery pursuant to Stock Rights or which may be used to provide a basis of measurement or valuation of a Stock Right shall be equal to the sum of (a) 15,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, the Series Rights and preferences of which are to be determined by the Company's Board of Directors, plus (b) any shares of Stock available for future Stock Rights under the Predecessor Plan as of the Effective Date, plus
(c) the additional shares of Stock described below in this Article 3. No additional grants shall be made under the Predecessor Plan after the Effective Date. The limitations of this Article 3 shall be subject to adjustment as provided in Section 11.1.

         3.2 LAPSED STOCK RIGHTS. To the extent that a Stock Right under the Plan or the Predecessor Plan is forfeited, terminates, expires or lapses for any reason, any shares of Stock subject to the Stock Right will again be available for the grant of a Stock Right under the Plan. To the extent any shares of Stock covered by an Stock Right are not delivered to a Participant or beneficiary because the Stock Right is forfeited, terminates, expires or lapses for any reason, or the shares of Stock are not delivered because the Stock Right is settled in cash, such shares shall not be deemed to have been delivered for purposes of determining the maximum number of shares of Stock available for delivery under the Plan.

         3.3 PAYMENTS IN STOCK. Any shares of Stock tendered (by delivery or attestation) to the Company in connection with payment for Stock purchased pursuant to the Plan or any Predecessor Plan or payment of withholding taxes with respect to any Stock Right shall be added back to the aggregate number of shares reserved and available for Stock Rights under the Plan and only the number of shares of Stock issued net of the number of shares tendered shall be deemed delivered for purposes of determining the maximum number of shares of Stock available for delivery under the Plan.

         3.4 LIMITATIONS. Subject to adjustment as provided in Section 11.1, the following additional limitations apply under the Plan:

         (a) The maximum number of shares of Stock that may be delivered pursuant to Stock Rights of Incentive Stock Options, Non-Qualified Stock Options or other Stock Rights shall be 15,000,000 shares.

         (b) In no event shall the aggregate fair market value (determined at the time an Incentive Stock Option is granted) of Common Stock for which Incentive Stock Option's granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any Related Corporation) exceed $100,000.

         (c) The maximum payment that can be made for Stock Rights granted to any one individual pursuant to Section 8 (Stock-Reference Stock Rights) shall be $500,000 for any single or combined performance goal established for any annual performance. If an Stock Right granted under
         Section 8 is, at the time of grant, denominated in shares, the value of the shares of Stock for determining this maximum individual payment amount will be the Fair Market Value of the shares of Stock on the first day of the applicable performance period.

         3.5 STOCK DISTRIBUTED. Any Stock distributed pursuant to a Stock Right may consist, in whole or in part, of authorized and unissued Stock, treasury Stock, or Stock purchased on the open market.

                             ARTICLE 4: ELIGIBILITY.

         4.1 GENERAL. Stock Rights may be granted only to an individual who is an officer, director or employee (including employees who also are directors or officers), consultants, independent contractors, or advisers of the Company or a Subsidiary, and to other individuals the Company or a Subsidiary proposes to engage in one of the foregoing capacities, as determined by the Committee.

                           ARTICLE 5: ADMINISTRATION.

         5.1 ADMINISTRATORS. The Plan will be administered by the Company's Board of Directors (the "Committee"). The Board may, in its discretion, delegate its powers with respect to the Plan to an employee benefit plan committee or any other committee. A majority of the members of any such Committee shall constitute a quorum, and all determinations of the Committee shall be made by the majority of its members present at a meeting. Any determination of the Committee under the Plan may be made without notice or meeting of the Committee by a writing signed by all of the Committee members.

         5.2 AUTHORITY OF THE COMMITTEE. Subject to ratification of the grant or authorization of each Stock Right by the Committee (but only if so required by applicable state law), and subject to the terms of the Plan, the Committee shall have the exclusive power, authority, and discretion to:

         (a) Designate Participants;

         (b) Determine the type or types of Stock Rights to be granted to each Participant;

         (c) Determine the number of Stock Rights to be granted and the number of shares of Stock subject to a Stock Right;

         (d) Prescribe the form of each Stock Right Agreement, which need not be identical for each Participant;

         (e) Determine the terms and conditions of any Stock Right granted under the Plan, including but not limited to, the exercise price, grant price, or purchase price, any restrictions or limitations on the Stock Right, any schedule for lapse of forfeiture restrictions or restrictions on the exercisability of an Stock Right and accelerations or waivers thereof, any performance criteria, and any modification or amendment of any Stock Right previously granted, based in each case on such considerations as the Committee in its sole discretion determines;

         (f) Determine whether, to what extent, and under what circumstances an Stock Right may be settled in, or the exercise price of an Stock Right may be paid in, cash, Stock, other Stock Rights, or other property, or an Stock Right may be canceled, forfeited, or surrendered;

         (g) Decide all other matters that must be determined in connection with a Stock Right;

         (h) Establish, adopt, or revise any rules or regulations, as it may deem necessary or advisable to administer the Plan;

         (i) Interpret the Plan, any Stock Right, and any Stock Right Agreement in its discretion; and

         (j) Make all other decisions and determinations that may be required under the Plan or as the Committee deems necessary or advisable to administer the Plan.

         5.3 LIABILITY. No members of the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any stock right granted under it. No member of the Committee shall be liable for any act or omission of any other member of the Committee or for any act or omission on his own part, including but not limited to the exercise of any power and discretion given to him under the Plan, except those resulting from his own gross negligence or willful misconduct.

         5.4 GRANTS TO THE COMMITTEE. Stock Rights may be granted to members of the Committee, whether such grants are in their capacity as directors, officers or consultants, but no discretionary Stock Rights shall be granted to any person who is, at the time of the proposed grant, a member of the Committee unless such grant has been approved by a majority vote of the disinterested members of the Committee. All grants of Stock Rights to members of the Committee shall in all other respects be made in accordance with the provisions of this Plan applicable to other eligible persons. Members of the Committee who are either (i) eligible for Stock Rights pursuant to the Plan or (ii) have been granted Stock Rights may vote on any matters affecting the administration of the Plan or the grant of any Stock Rights pursuant to the Plan, except that no such member shall act upon the granting to himself of discretionary Stock Rights but any such member may be counted in determining the existence of a quorum at any meeting of the Committee during which action is taken with respect to the granting to him of Stock Rights.

         5.5   DECISIONS   BINDING.   All   decisions,    interpretations,   and
determinations by the Committee with respect to the Plan, any Stock Right, and any Stock Right Agreement are final, binding, and conclusive on all parties.

                            ARTICLE 6: STOCK OPTIONS.

         6.1 GENERAL. The Committee is authorized to grant Options to Participants on the following terms and conditions:

         (A) EXERCISE PRICE. The exercise price per share of Stock under an Option shall be determined by the Committee, provided that such exercise price shall not be less than eight-five percent (75%) of the Fair Market Value as of the date of grant in the case of a Non-Qualified Stock Option and one hundred percent (100%) of such Fair Market Value in the case of an Incentive Stock Option. In the case of an Incentive Stock Option to be granted to an employee owning stock which represents more than 10 percent (10%) of the total combined voting power of all classes of stock of the Company or any Related Corporation, the price per share specified in the agreement relating to such Incentive Stock Option shall not be less than 110 percent (110%) of the fair market value per share of Common Stock on the date of grant and such Incentive Stock Option shall not be exercisable after the expiration of 5 years from the date of grant.

         (B) PAYMENT. Payment for Stock issued upon exercise of an Option shall be made in accordance with Article 9 of the Plan.

         (C) TIME AND CONDITIONS OF EXERCISE. The Committee shall determine the time or times at which an Option may be exercised in whole or in part; provided, that no Option may be exercisable prior to six months following the date of the grant of such Option. The Committee also shall determine the expiration date of each Option and the performance or other conditions, if any, that must be satisfied before all or part of an Option may be exercised. The Committee may provide in any Stock Right Agreement with respect to an Option for expiration prior to its expiration date, or for accelerated exercisability, in the event of the Participant's death, disability, retirement, termination of service, or other events.

         (D) EVIDENCE OF OPTION. All Options shall be evidenced by a written Agreement between the Company and the Participant. The Agreement shall include such provisions as may be specified by the Committee. The Agreement shall specify whether the Option is an Incentive Stock Option or a Non-Qualified Option.

         6.2 INCENTIVE STOCK OPTIONS. The terms of any Incentive Stock Options granted under the Plan must comply with the following additional rules:

         (A) EXERCISE PRICE. The exercise price per share of Stock shall be set by the Committee, provided that the exercise price for any Incentive Stock Option may not be less than the Fair Market Value as of the date of the grant.

         (B) EXERCISE. In no event may any Incentive Stock Option be exercisable for more than ten years from the date of its grant.

         (C) INDIVIDUAL DOLLAR LIMITATION. The aggregate Fair Market Value (determined as of the time a Stock Right is granted) of all shares of Stock with respect to which Incentive Stock Options are first exercisable by a Participant in any calendar year may not exceed $100,000.00. Any Options granted that exceed this threshold shall be automatically deemed Non-Qualified Options.

         (D) TEN PERCENT OWNERS. An Incentive Stock Option may be granted to a Ten Percent Owner, provided that at the time such option is granted the exercise price per share of Stock shall not be less than 110% of the Fair Market Value and such option by its terms is not exercisable after the expiration of five (5) years from the date of its grant.

         (E) EXPIRATION OF INCENTIVE STOCK OPTIONS. No award of an Incentive Stock Option may be made pursuant to this Plan after the expiration of ten (10) years from the Effective Date.

         (F) RIGHT TO EXERCISE. During a Participant's lifetime, an Incentive Stock Option may be exercised only by the Participant.

         (G) EMPLOYEES ONLY. Only common law employees of the Company or a Subsidiary are eligible to receive Incentive Stock
         Options.

                       ARTICLE 7: RESTRICTED STOCK AWARDS.

         7.1 RESTRICTED STOCK AWARDS. The Committee is authorized to make Stock Awards of Restricted Stock to Participants either in the form of a grant of Stock or an offer to sell Stock to a Participant, in such amounts and subject to such terms, conditions and restrictions as may be selected by the Committee. All Awards of Restricted Stock shall be evidenced by an Agreement. A Stock Award Agreement may specify whether, and to what extent, holders of Restricted Stock Awards shall have voting, dividend, and other rights of holders of Stock.

         7.2 ISSUANCE AND RESTRICTIONS. Restricted Stock shall be subject to such restrictions on transferability and other restrictions, including without limitation "vesting" or forfeiture restrictions, as the Committee may impose. These restrictions may lapse separately or in combination at such times, under such circumstances, in such installments, or otherwise, as the Committee determines at the time of the grant of the Stock Right or thereafter.

         7.3 FORFEITURE. Except as otherwise determined by the Committee at the time of the grant of the Stock Right or thereafter, upon termination of employment during the applicable restriction period, Restricted Stock that is at that time subject to restrictions shall be forfeited and reacquired by the Company; provided, however, that the Committee may provide in any Stock Right Agreement that restrictions or forfeiture conditions relating to Restricted Stock will be waived in whole or in part in specified circumstances, and the Committee may in other cases waive in whole or in part restrictions or forfeiture conditions relating to Restricted Stock.

         7.4 PAYMENT AND CERTIFICATES FOR RESTRICTED STOCK. If a Restricted Stock Right provides for the purchase of Stock by a Participant, payment shall be made pursuant to Article 9 of the Plan. Restricted Stock granted under the Plan may be evidenced in such manner, as the Committee shall determine. If certificates representing shares of Restricted Stock are registered in the name of the Participant, certificates must bear an appropriate legend referring to the terms, conditions, and restrictions applicable to such Restricted Stock, and the Company shall retain physical possession of the certificate until such time as all applicable restrictions lapse.

         7.5 RESTRICTIONS ON RESTRICTED STOCK RIGHTS. Each Restricted Stock Right shall be subject to such conditions, restrictions and contingencies, as the Committee shall determine. These may include continuous service and/or the achievement of performance goals. The performance goals that may be used by the Committee for such Stock Rights may be based on one or more business criteria that apply to the individual participant, a business unit of the Company, a Subsidiary or the Company as a whole, and/or performance as compared with that of other publicly traded companies. Such criteria may include, but are not limited to, stock price, market share, sales, earnings, earnings per share, return on equity, or costs. The Committee may designate a single performance goal criterion, or multiple performance goal criteria.

                    ARTICLE 8: STOCK REFERENCE STOCK AWARDS.

         8.1 GRANT OF STOCK-REFERENCE AWARDS. The Committee is authorized, subject to limitations under applicable law, to grant to Participants such other Stock Rights that are payable in, valued in whole or in part by reference to, or otherwise, based on or related to shares of Stock, as deemed by the Committee to be consistent with the purposes of the Plan, including without limitation shares of Stock awarded purely as a "bonus" and not subject to any restrictions or conditions, other rights convertible or exchangeable into shares of Stock, and Stock Rights valued by reference to book value of shares of Stock or the value of securities of or the performance of specified divisions or Subsidiaries of the Company.

         8.2 RESTRICTIONS ON STOCK-REFERENCE AWARDS. Each Stock-Reference Award shall be subject to such conditions, restrictions and contingencies, as the Committee shall determine. These may include continuous service and/or the achievement of performance goals. The performance goals that may be used by the Committee for such Stock Rights may be based on one or more business criteria that apply to the individual participant, a business unit of the Company, a Subsidiary, or the Company as a whole, and/or performance as compared with that of other publicly traded companies. Such criteria may include, but are not limited to, stock price, market share, sales, earnings, earnings per share, return on equity, or costs. The Committee may designate a single performance goal criterion, or multiple performance goal criteria.

                     ARTICLE 9: PAYMENT FOR STOCK PURCHASES;
                       WITHHOLDING TAXES; RELOAD OPTIONS.

         9.1 PAYMENT. Payment for Stock purchased pursuant to the Plan may be made in cash (by check) or, where expressly approved for the Participant by the Committee in a Stock Right Agreement (or otherwise in writing where permitted by law):

         (a) By cancellation of indebtedness of the Company to the Participant;

         (b) By surrender of (or attestation to the ownership of) Stock, valued at Fair Market Value on the date new Stock is purchased under the Plan; provided, however, that such surrender or attestation shall not be permitted if such action would cause the Company to recognize compensation expense (or additional compensation expense) with respect to the Stock Right for financial reporting purposes;

         (c) By tender of a full recourse promissory note having such terms as may be approved by the Committee, secured by the Stock purchased, and bearing interest at a rate sufficient to avoid imputation of income under Sections 482 and 1274 of the Code; provided, however, that Participants who are not employees of the Company shall not be entitled to purchase Stock with a promissory note unless the note is adequately secured by collateral other than the Stock; provided, further, that in the case of newly issued shares of Stock, the portion of the Purchase Price equal to the par value of the Stock, if any, must be paid in cash or other legal consideration;

         (d) By waiver of compensation due or accrued to Participant for services rendered;

         (e) By tender of property acceptable to the Committee;

         (f) With respect only to purchases upon exercise of an Option, and provided that a public market for the Company's stock then exists:

                  (1) Through a "same day sale" commitment from Participant and a broker-dealer that is a member of the National Association of Securities Dealers (a "NASD Dealer") whereby Participant irrevocably elects to exercise the Option and to sell a portion of the Stock so purchased to pay for the exercise price and any applicable withholding taxes, and whereby the NASD Dealer irrevocably commits upon receipt of such Stock to forward the exercise price and any such withholding taxes directly to the Company;

                  (2) Through a "margin" commitment from Participant and a NASD Dealer whereby Participant irrevocably elects to exercise the Option and to pledge the Stock so purchased to the NASD Dealer in a margin account as security for a loan from the NASD Dealer in the amount of the exercise price and any applicable withholding taxes, and whereby the NASD Dealer irrevocably commits upon receipt of such Stock to forward the exercise price and any such withholding taxes directly to the Company; or

                  (3) Through any other "cashless exercise" procedure approved by the Committee; or

         (g) By any combination of the foregoing.

         9.2 LOAN GUARANTEES. The Committee may help the Participant pay for Shares purchased under the Plan by authorizing a guarantee by the Company of a third-party loan to the Participant.

         9.3 TAX WITHHOLDING. The Company or any Subsidiary shall have the authority and the right to deduct or withhold, or require a Participant to remit to the Company, an amount sufficient to satisfy federal, state and local taxes (including the Participant's FICA obligation) required by law to be withheld with respect to any taxable event arising as a result of this Plan. Whenever, under the Plan, payments in satisfaction of Stock Rights are to be made in cash, such payment shall be net of an amount sufficient to satisfy federal, state, and local withholding tax requirements. With respect to withholding required upon any taxable event relating to the issuance of Stock under the Plan, Participants may elect, subject to the Committee's approval and any rules or policies adopted by the Committee from time to time, to satisfy the withholding requirement, in whole or in part, by having the Company or any Subsidiary withhold shares of Stock having a Fair Market Value on the date of withholding equal to the amount to be withheld for tax purposes. The Committee may, at the time any Stock Right is granted, require that any and all applicable tax withholding requirements be satisfied by the withholding of shares of Stock as set forth above.

         9.4 RELOAD OPTIONS. Stock Right Agreements may contain a provision pursuant to which a Participant who pays all or a portion of the exercise price of an Option or the tax required to be withheld pursuant to an exercise of an Option by surrendering shares of Stock pursuant to Sections 9.1 or 9.3, respectively, shall be automatically granted an Option for the purchase of Stock equal to the number of shares surrendered (a "Reload Option"). The grant of the Reload Option shall be effective on the date the Participant surrenders the shares of Stock in respect of which the Reload Option is granted (the "Reload Date"). The Reload Option shall have an exercise price equal to the Fair Market Value of the Stock on the Reload Date, and shall have a term which is no longer, and which shall lapse no later, than the original term of the underlying option. If stock otherwise available under an Incentive Stock Option is withheld pursuant to Section 9.3, any Reload Option granted in connection with the withholding shall be treated as a new Incentive Stock Option, subject to the rules set forth in Section 6.2.

                        ARTICLE 10: ADDITIONAL PROVISIONS
                           APPLICABLE TO STOCK RIGHTS.

         10.1 STAND-ALONE, TANDEM, AND SUBSTITUTE STOCK RIGHTS. Stock Rights granted under the Plan may, in the discretion of the Committee, be granted either alone or in addition to, in tandem with, or in substitution for, any other Stock Right granted under the Plan. Stock Rights granted in addition to or in tandem with other Stock Rights may be granted either at the same time as or at a different time from the grant of such other Stock Rights.

         10.2 EXCHANGE PROVISIONS. The Committee may at any time offer to exchange or buy out any previously granted Stock Right for a payment in cash, Stock, or another Stock Right, based on the terms and conditions the Committee determines and communicates to the Participant at the time the offer is made.

         10.3 TERM OF STOCK RIGHT. The term of each Stock Right shall be for the period as determined by the Committee, provided that in no event shall the term of any Incentive Stock Option or a Stock Appreciation Right granted in tandem with the Incentive Stock Option exceed a period of ten years from the date of its grant.

         10.4 FORM OF PAYMENT FOR STOCK RIGHTS. Subject to the terms of the Plan and any applicable law or Stock Right Agreement, payments or transfers to be made by the Company or a Subsidiary on the grant or exercise of an Stock Right may be made in such forms as the Committee determines at or after the time of grant, including without limitation, cash, Stock, other Stock Rights, or other property, or any combination, and may be made in a single payment or transfer, in installments, or on a deferred basis, in each case determined in accordance with rules adopted by, and at the discretion of, the Committee.

         10.5 LIMITS ON TRANSFER. No right or interest of a Participant in any Stock Right may be pledged, encumbered, or hypothecated to or in favor of any party other than the Company or a Subsidiary, or shall be subject to any lien, obligation, or liability of such Participant to any other party other than the Company or a Subsidiary. Except as otherwise provided below, no Stock Right shall be assignable or transferable by a Participant other than by will, beneficiary designation or the laws of descent and distribution or, except in the case of an Incentive Stock Option, pursuant to a qualified domestic relations order as defined in Section 414(p)(1)(A) of the Code or Title I of the Employee Retirement Income Security Act, or the rules there under. The Committee may determine and specify in any Stock Right Agreement for an Stock Right other than an Stock Right that includes an Incentive Stock Option, at the time of granting an Stock Right or thereafter, that a Participant may assign or otherwise transfer all or a portion of the rights represented by the Stock Right to specified individuals or classes of individuals, or to a trust benefiting such individuals or classes of individuals, or to a partnership or other entity in which all partners or equity owners are such individuals, subject to such restrictions, limitations, or conditions as the Committee deems to be appropriate.

         10.6 STOCK CERTIFICATES. All Stock certificates delivered under the Plan are subject to any stop-transfer orders and other restrictions as the Committee deems necessary or advisable to comply with federal or state securities laws, rules, and regulations and the rules of any national securities exchange or automated quotation system on which the Stock is listed, quoted, or traded. The Committee may place legends on any Stock certificate to reference restrictions applicable to the Stock.

                         ARTICLE 11: CHANGES IN CAPITAL
                          STRUCTURE; CHANGE OF CONTROL.

11.1 GENERAL ADJUSTMENTS. In the event of a subdivision of the outstanding Stock, a declaration of a dividend payable in Stock, a declaration of a dividend payable in a form other than Stock in an amount that has a material effect on the price of the Stock, a combination or consolidation of the outstanding Stock (by classification or otherwise) into a lesser number of shares of Stock, a recapitalization, a spin-off or a similar occurrence, the Committee shall make such adjustments as it, in its sole discretion, deems appropriate in one or more of (a) the number of shares of Stock available for future Stock Rights under
Article 3, (b) the limitations set forth in Article 3, (c) the number and kind of shares of Stock covered by each outstanding Stock Right or (d) the exercise price under each outstanding Option or other Stock Right in the nature of rights that may be exercised. Except as provided in this Article 11, a Participant shall have no rights by reason of any issue by the Company of stock of any class or securities convertible into stock of any class, any subdivision or consolidation of shares of stock of any class, the payment of any stock dividend or any other increase or decrease in the number of shares of stock of any class.

         11.2   DISSOLUTION  OR  LIQUIDATION.   To  the  extent  not  previously
exercised, Stock Rights shall terminate immediately prior to the dissolution or liquidation of the Company.

         11.3 REORGANIZATIONS. In the event that the Company is a party to a merger, consolidation, or other reorganization, outstanding Stock Rights shall be subject to the agreement of merger, consolidation, or reorganization. The Committee shall cause such agreement to provide, (a) for the continuation of outstanding Stock Rights by the Company (if the Company is a surviving corporation), (b) for their assumption by the surviving corporation or its parent or subsidiary, (c) for the substitution by the surviving corporation or its parent or subsidiary of its own Stock Rights for such Stock Rights, (d) for accelerated vesting, accelerated expiration and/or lapse of restrictions, or (e) for settlement in cash or cash equivalents.

         11.4 EFFECT OF CHANGE IN CONTROL. The Committee may determine and specify in any Stock Right Agreement, at the time of granting an Stock Right or thereafter, that any or all outstanding Options and other Stock Rights in the nature of rights that may be exercised shall become fully exercisable and any or all restrictions on other Stock Rights shall lapse, upon the effectiveness of a Change of Control, subject to the following limitations:

         (a) In the case of an Incentive Stock Option, the acceleration of exercisability shall not occur without the Participant's written consent.

         (b) If the Company and the other party to the transaction constituting a Change in Control agree that such transaction is to be treated as a "pooling of interests" for financial reporting purposes, and if such transaction in fact is so treated, then the acceleration of exercisability shall not occur to the extent that the surviving entity's independent public accountants determine in good faith that such acceleration would preclude the use of "pooling of interests" accounting.

                      ARTICLE 12: AMENDMENT, MODIFICATION,
                                AND TERMINATION.

         12.1 AMENDMENT, MODIFICATION, AND TERMINATION. With the approval of the Committee, at any time and from time to time, the Committee may terminate, amend, or modify the Plan. An amendment or modification of the Plan shall be subject to the approval of the Company's stockholders only to the extent required by applicable laws, regulations and rules.

         12.2 STOCK RIGHTS PREVIOUSLY GRANTED. No termination, amendment, or modification of the Plan shall adversely affect in any material way any Stock Right previously granted under the Plan, without the written consent of the Participant.

                         ARTICLE 13: GENERAL PROVISIONS.

         13.1 NO RIGHTS TO STOCK RIGHTS. No Participant or employee shall have any claim to be granted any Stock Right under the Plan, and neither the Company nor the Committee is obligated to treat Participants and employees uniformly.

         13.2 NO STOCKHOLDERS RIGHTS. No Stock Right gives the Participant any of the rights of a stockholder of the Company unless and until shares of Stock are in fact issued to such person in connection with such Stock Right.

         13.3 NO RIGHT TO EMPLOYMENT. Nothing in the Plan or any Stock Right Agreement shall interfere with or limit in any way the "at will" nature of any Participant's employment or other relationship with the Company or any Subsidiary, nor confer upon any Participant any right to continue in the employment or any other relationship of the Company or any Subsidiary, and the Company and each Subsidiary reserve the right to terminate any Participant's employment or other relationship at any time.

         13.4 UNFUNDED STATUS OF STOCK RIGHTS. The Plan is intended to be an "unfunded" plan for incentive and deferred compensation. With respect to any payments not yet made to a Participant pursuant to an Stock Right, nothing contained in the Plan or any Stock Right Agreement shall give the Participant any rights that are greater than those of a general creditor of the Company or any Subsidiary.

         13.5 RELATIONSHIP TO OTHER BENEFITS. No payment under the Plan shall be taken into account in determining any benefits under any pension, retirement, savings, profit sharing, group insurance, welfare, or other benefit plan of the Company or any Subsidiary.

         13.6 EXPENSES. The expenses of administering the Plan shall be borne by the Company and its Subsidiaries.

         13.7 TITLES AND HEADINGS. The titles and headings of the Articles and Sections in the Plan are for convenience of reference only, and in the event of any conflict, the text of the Plan, rather than such titles or headings, shall control.

         13.8 FRACTIONAL SHARES. No fractional shares of stock shall be issued and the Committee shall determine, in its discretion, whether cash shall be given in lieu of fractional shares or whether such fractional share will be eliminated by rounding up.

         13.9 SECURITIES LAW COMPLIANCE. With respect to any person who is, on the relevant date, obligated to file reports under Section 16 of the Exchange Act, transactions under this Plan are intended to comply with all applicable conditions of Section 16 or its successors under the Exchange Act. To the extent any provision of the Plan or any Stock Right Agreement or any action by the Committee fails to so comply, it shall be void to the extent required by law and voidable as deemed advisable by the Committee.

         13.10 GOVERNMENT AND OTHER REGULATIONS. The obligation of the Company to make payment of Stock Rights in Stock or otherwise shall be subject to all applicable laws, rules, and regulations, and to such approvals by government agencies as may be required. The Company shall be under no obligation to register under the Securities Act any of the shares of Stock paid under the Plan. The Company may restrict the issuance or transfer of such shares in such manner as it deems advisable to ensure the satisfaction of all legal requirements relating to their registration, qualification or listing or any exemption there from.

         13.11 GOVERNING LAW. The Plan and all Stock Right Agreements shall be construed in accordance with and governed by the laws of the State of Florida.

         13.12 NONEXCLUSIVITY OF THE PLAN. Neither the adoption of the Plan nor the submission of the Plan to the stockholders of the Company for approval shall be construed as creating any limitations upon the right and authority of the Committee to adopt such other incentive compensation arrangements (which arrangements may be applicable either generally to a class or classes of individuals or specifically to a particular individual or individuals) as the Committee in its discretion determines desirable, including, without limitation, the granting of stock options or other rights otherwise than under the Plan.

                            ARTICLE 14: DEFINITIONS.

         14.1     Definitions.  The following words and phrases shall have the following meanings for purposes of this Plan:

         (a) "Stock Right" means any Option, Restricted Stock Stock Right, or Stock-Reference Stock Right, or any other right or interest relating to Stock, cash or property, granted to a Participant under the Plan.

         (b) "Stock Right Agreement" means any written agreement, contract, or other instrument or document evidencing a Stock Right.

         (c) "Board" means the Board of Directors of the Company.

         (d) "Change of Control" means and includes each of the following:

                  (1) Any transaction or series of transactions, whereby any person (as that term is used in Section 13 and 14(d)(2) of the Exchange
         Act),  is or  becomes  the  beneficial  owner  (as that term is used in
         Section 13(d) of the Exchange Act) directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities; provided, that for purposes of this paragraph, the term "person" shall exclude
         (i) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or of a Subsidiary and (ii) a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of the common stock of the Company.

                  (2) Any merger, consolidation, or liquidation of the Company in which the Company is not the continuing or surviving corporation or pursuant to which Stock would be converted into cash, securities, or other property, other than (i) a merger or consolidation with a wholly owned Subsidiary, (ii) a reincorporation of the Company in a different jurisdiction, or (iii) other transaction in which there is no substantial change in the stockholders of the Company, where in the case of (i), (ii) or (iii) all then outstanding Stock Rights are assumed by the successor corporation, which assumption shall be binding on all Participants;

                  (3) Any merger or consolidation of the Company with or into another entity or any other corporate reorganization, if more than 50% of the combined voting power of the continuing or surviving entity's securities outstanding immediately after such merger, consolidation or other reorganization is owned by persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization.

                  (4) The sale, transfer, or other disposition of all or substantially all of the assets of the Company.

                  (5) A change in the composition of the Board, as a result of which fewer than 50% of the incumbent directors are directors who either (i) had been directors of the Company on the date 24 months prior to the date of the event that may constitute a Change in Control (the "original directors") or (ii) were elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the aggregate of the original directors who were still in office at the time of the election or nomination and the directors whose election or nomination was previously so approved.

         A transaction shall not constitute a Change of Control if its sole purpose is to change the state of incorporation of the Company or to create a holding company that will be owned in substantially the same proportions by the persons who held the Company's securities immediately before such transaction.

         (e) "Code" means the Internal Revenue Code of 1986, as amended from time to time.

         (f)  "Committee"  means the committee of the Board described in Article
5.

         (g) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

         (h) "Fair Market Value" means with respect to Stock or any other property, the fair market value of such Stock or other property determined by such methods or procedures as may be established from time to time by the Committee. Unless otherwise determined by the Committee, the Fair Market Value of Stock as of any date shall be the closing price for the Stock as reported on the NASDAQ National Market (or on any national securities exchange on which the Stock is then listed) for that date or, if no closing price is so reported for that date, the closing price on the next preceding date for which a closing price was reported.

         (i) "Incentive Stock Option" means an Option that is intended to meet the requirements of Section 422 of the Code or any successor provision thereto.

         (j) "Non-Qualified Stock Option" means an Option that is not intended to be an Incentive Stock Option.

         (k) "Option" means a right granted to a Participant under Article 6 of the Plan to purchase Stock at a specified price during specified time periods. An Option may be either an Incentive Stock Option or a Non-Qualified Stock Option.

         (l) "Participant" means a person who, as an officer, director, employee, director, consultant, independent contractor, or adviser of the Company or any Subsidiary, has been granted a Stock Right under the Plan.

                  (m) "Predecessor Plan" means the 1995 Incentive Stock Option Plan of the Company.

         (n) "Plan" means the Imaging Diagnostic Systems, Inc. 1999 Equity Incentive Plan, as amended from time to time.

         (o) "Restricted Stock Stock Right" means Stock granted to a Participant or offered for sale to a Participant under Article 7.

         (p) "Securities Act" means the Securities Act of 1933, as amended.

         (q) "Stock" means the common stock of the Company and such other securities of the Company that may be substituted for Stock pursuant to Article 11.

         (r)  "Stock-Reference   Stock  Right"  means  a  right,  granted  to  a
Participant under Article 8.

         (s) "Subsidiary" means any corporation of which a majority of the outstanding voting stock or voting power is beneficially owned directly or indirectly by the Company.

         (t) "Ten Percent Owner" means any individual who, at the date of grant of an Incentive Stock Option, owns stock possessing more than ten percent of the total combined voting power of all classes of Stock of the Company or a Subsidiary. For purposes of determining such percentage, the following rules shall apply:

         (1) The individual with respect to whom such percentage is being determined shall be considered as owning the Stock owned, directly or indirectly, by or for his brothers and sisters (whether by the whole or half blood), spouse, ancestors, and lineal descendants; and

         (2) Stock  owned,  directly  or  indirectly,  by or for a  corporation,
partnership,   estate,   or  trust,   shall  be   considered   as  being   owned
proportionately by or for its stockholders, partners, or beneficiaries.

            Exhibit 10.21 Form of Debenture in the amount of $825,000

                                FORM OF DEBENTURE

THE SECURITIES OFFERED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS AND ARE BEING OFFERED AND SOLD IN RELIANCE ON EXEMPTIONS FROM THE REGISTRATION REQUIREMENTS OF SUCH LAWS. THE SECURITIES ARE SUBJECT TO RESTRICTIONS OF TRANSFERABILITY AND RESALE AND MAY NOT BE TRANSFERRED OR RESOLD EXCEPT AS PERMITTED UNDER SUCH LAWS PURSUANT TO REGISTRATION OR AN EXEMPTION THEREFROM. THE SECURITIES HAVE NOT BEEN APPROVED OR DISAPPROVED BY THE SECURITIES AND EXCHANGE COMMISSION OR ANY OTHER REGULATORY AUTHORITY, NOR HAVE ANY OF THE FOREGOING AUTHORITIES PASSED UPON OR ENDORSED THE MERITS OF THIS OFFERING OR THE ACCURACY OR ADEQUACY OF THE OFFERING MATERIALS. ANY REPRESENTATION TO THE CONTRARY IS UNLAWFUL.

CONVERTIBLE DEBENTURE ISSUED                                AUGUST   , 1999

CONVERTIBLE DEBENTURE DUE                                   AUGUST   , 2001
PRINCIPAL AMOUNT                                                  $ 825,000

NUMBER                                                                 102

         FOR VALUE RECEIVED, IMAGING DIAGNOSTIC SYSTEMS, INC., a New York corporation (the "Company"), hereby promises to pay CHARLTON AVENUE, LLC or registered assigns (the "Holder") on March 31, 2001, (the "Maturity Date"), the principal amount of EIGHT HUNDRED TWENTY-FIVE THOUSAND Dollars ($825,000) U.S., and to pay interest on the principal amount hereof, in such amounts, at such times and on such terms and conditions as are specified herein.

ARTICLE 1. INTEREST

         The Company shall pay interest on the unpaid principal amount of this Debenture (the "Debenture") at the rate of Seven Percent (7.0%) per year, payable at the time of each conversion until the principal amount hereof is paid in full or has been converted. Interest shall be computed on the basis of a 360 day year of 12, 30 day months. Each payment shall be paid in cash or in freely trading Common Stock of the Company, at the Company's option. If paid in Common Stock, the number of shares of the Company's Common Stock to be received shall be determined by dividing the dollar amount of the interest by the then applicable Market Price as of the interest payment date. "Market Price" shall mean 75% of the average of the 5-day closing bid prices, as reported by Bloomberg, LP for the five (5) consecutive trading days immediately preceding the date of conversion. If the interest is to be paid in cash, the Company shall make such payment within 5 business days of the date of conversion. If the interest is to be paid in Common Stock, said Common Stock shall be delivered to the Holder, or per Holder's instructions, within 5 business days of the receipt of the Notice of Conversion and the original Debenture. The Debentures are subject to automatic conversion at the end of two years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in Section 3.2. The closing shall be deemed to have occurred on the date the funds are received by the Company or its Counsel (the "Closing Date").

ARTICLE 2. METHOD OF PAYMENT

         This Debenture must be surrendered to the Company in order for the Holder to receive payment of the principal amount hereof. The Company shall have the option of paying the interest on this Debenture in United States dollars or in common stock upon conversion pursuant to Article 1 hereof. The Company may draw a check for the payment of interest to the order of the Holder of this Debenture and mail it to the Holder's address as shown on the Register (as defined in Section 7.2 below). Interest and principal payments shall be subject to withholding under applicable United States Federal Internal Revenue Service Regulations.

ARTICLE 3.  CONVERSION

         SECTION 3.1.  CONVERSION PRIVILEGE

         (a) The Holder of this Debenture shall have the right, at its option, to convert it into shares of common stock, no par value per share, of the Company ("Common Stock") at any time following the Closing Date and which is before the close of business on the Maturity Date, except as set forth in
Section 3.1(c) below. The number of shares of Common Stock issuable upon the conversion of this Debenture is determined pursuant to Section 3.2 and rounding the result to the nearest whole share.

         (b) Less than all of the principal amount of this Debenture may be converted into Common Stock if the portion converted is at least $10,000 or a whole multiple of $10,000 and the provisions of this Article 3 that apply to the conversion of all of the Debenture shall also apply to the conversion of a portion of it. This Debenture may not be converted, whether in whole or in part, except in accordance with Article 3.

         (c) In the event all or any portion of this Debenture remains outstanding on the second anniversary of the date hereof, the unconverted portion of such Debenture will automatically be converted into shares of Common Stock on such date in the manner set forth in Section 3.2.

         SECTION 3.2.  CONVERSION PROCEDURE.

         (A) DEBENTURES. Upon receipt by the Company or its designated attorney of a facsimile or original of Holder's signed Notice of Conversion and the receipt of the original Debenture to be converted in whole or in part in the manner set forth in 3.2(b) below, the Company shall instruct its transfer agent to issue one or more Certificates representing that number of shares of Common Stock into which the Debenture is convertible in accordance with the provisions regarding conversion set forth in Exhibit A hereto. The Seller's transfer agent or attorney shall act as Registrar and shall maintain an appropriate ledger containing the necessary information with respect to each Debenture.

         (B) CONVERSION PROCEDURES. The face amount of this Debenture may be converted anytime after the earlier of the effective date of the registration statement or ninety (90) calendar days following the Closing Date. Such conversion shall be effectuated by surrendering to the Company, or its attorney, this Debenture to be converted together with a facsimile or original of the signed Notice of Conversion which evidences Holder's intention to convert the Debenture indicated. The date on which the Notice of Conversion is effective ("Conversion Date") shall be deemed to be the date on which the Holder has delivered to the Company or its designated attorney a facsimile or original of the signed Notice of Conversion, as long as the original Debenture(s) to be converted are received by the Company or its designated attorney within 5 business days thereafter.

         (C) COMMON STOCK TO BE ISSUED. Upon the conversion of any Debentures and upon receipt by the Company or its attorney of a facsimile or original of Holder's signed Notice of Conversion Seller shall instruct Seller's transfer agent to issue Stock Certificates without restrictive legend or stop transfer instructions, if at that time the Registration Statement has been deemed effective (or with proper restrictive legend if the Registration Statement has not as yet been declared effective), in the name of Holder (or its nominee) and in such denominations to be specified at conversion representing the number of shares of Common Stock issuable upon such conversion, as applicable. Seller warrants that no instructions, other than these instructions, have been given or will be given to the transfer agent and that the Common Stock shall otherwise be freely transferable on the books and records of Seller, except as may be set forth herein.

         (D) (I) CONVERSION RATE. HOLDER IS ENTITLED, AT ITS OPTION TO CONVERT the face amount of this Debenture, plus accrued interest, anytime following the Closing Date, at 75% of the 5-day average closing bid price, as reported by Bloomberg LP, for the five (5) consecutive trading days immediately preceding the applicable Conversion Date (the "Conversion Price"). No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share.

         (II) MOST FAVORED FINANCING. If after the Closing Date, but prior to the Holder's conversion of all the Debentures, the Company raises money under either Regulation D or Regulation S on terms that are more favorable than those terms set forth in this Debenture, then in such event, the Holder at its sole option shall be entitled to completely replace the terms of this Debenture with the terms of the more beneficial Debenture as to that balance, including accrued interest and any accumulated liquidated damages, remaining on Holder's original investment. The Debentures are subject to a mandatory, 24 month conversion feature at the end of which all Debentures outstanding will be automatically converted, upon the terms set forth in this section ("Mandatory Conversion Date").

         (e) Nothing contained in this Debenture shall be deemed to establish or require the payment of interest to the Holder at a rate in excess of the maximum rate permitted by governing law. In the event that the rate of interest required to be paid exceeds the maximum rate permitted by governing law, the rate of interest required to be paid thereunder shall be automatically reduced to the maximum rate permitted under the governing law and such excess shall be returned with reasonable promptness by the Holder to the Company.

         (f) It shall be the Company's responsibility to take all necessary actions and to bear all such costs to issue the Certificate of Common Stock as provided herein, including the responsibility and cost for delivery of an opinion letter to the transfer agent, if so required. The person in whose name the certificate of Common Stock is to be registered shall be treated as a shareholder of record on and after the conversion date. Upon surrender of any Debentures that are to be converted in part, the Company shall issue to the Holder a new Debenture equal to the unconverted amount, if so requested in writing by Holder.

         (g) In the event the Common Stock is not delivered per the written instructions of the Holder, within five business days after the receipt of the Notice of Conversion and original stock certificate (the "Delivery Date"), then in such event the Company shall pay to Holder in cash or Common Stock, at the Company's option, one percent (1%) of the purchase price of the Debentures being converted per each day after the fifth business day following the Conversion Date that the Common Stock is not delivered.

         The Company acknowledges that its failure to deliver the Common Stock on or before the Delivery Date will cause the Holder to suffer damages in an amount that will be difficult to ascertain. Accordingly, the parties agree that it is appropriate to include in this Debenture a provision for liquidated damages. The parties acknowledge and agree that the liquidated damages provision set forth in this section represents the parties' good faith effort to quantify such damages and, as such, agree that the form and amount of such liquidated damages are reasonable and will not constitute a penalty. The payment of liquidated damages shall not relieve the Company from its obligations to deliver the Common Stock pursuant to the terms of this Debenture.

         To the extent that the failure of the Company to issue the Common Stock pursuant to this section is due to the unavailability of authorized but unissued shares of Common Stock, the provisions of this section shall not apply, but instead the provisions of Section 3.2(h) shall apply.

         The Company shall make any payments incurred under this section in immediately available funds within three business days from the date of issuance of the applicable Common Stock. Nothing herein shall limit a Holder's right to pursue actual damages or cancel the conversion for the Company's failure to issue and deliver Common Stock to the Holder within 10 business days after the Conversion Date.

         (h) The Company shall at all times reserve (or make alternative written arrangements for reservation or contribution of shares or stockholder approval to authorize additional shares as described in the proxy statement for the August 31, 1998, meeting) and have available all Common Stock necessary to meet conversion of the Debentures by all Holders of the entire amount of Debentures then outstanding. If, at any time Holder submits a Notice of Conversion and the Company does not have sufficient authorized but unissued shares of Common Stock (or alternative shares of Common Stock as may be contributed by Stockholders) available to effect, in full, a conversion of the Debentures (a "Conversion Default", the date of such default being referred to herein as the "Conversion Default Date"), the Company shall issue to the Holder all of the shares of Common Stock which are available, and the Notice of Conversion as to any Debentures requested to be converted but not converted (the "Unconverted Debentures"), upon Holder's sole option, may be deemed null and void. The Company shall provide notice of such Conversion Default ("Notice of Conversion Default") to all existing Holders of outstanding Debentures, by facsimile, within three (3) business day of such default (with the original delivered by overnight or two day courier), and the Holder shall give notice to the Company by facsimile within five business days of receipt of the original Notice of Conversion Default (with the original delivered by overnight or two day courier) of its election to either nullify or confirm the Notice of Conversion.

         The Company agrees to pay to all Holders of outstanding Debentures payments for a Conversion Default ("Conversion Default Payments") in the amount of (N/365) x (.24) x the initial issuance price of the outstanding and/or tendered but not converted Debentures held by each Holder where N = the number of days from the Conversion Default Date to the date (the "Authorization Date") that the Company authorizes a sufficient number of shares of Common Stock to effect conversion of all remaining Debentures. The Company shall send notice ("Authorization Notice") to each Holder of outstanding Debentures that additional shares of Common Stock have been authorized, the Authorization Date and the amount of Holder's accrued Conversion Default Payments. The accrued Conversion Default shall be paid in cash or shall be convertible into Common Stock at the Conversion Rate, at the Holder's option, payable as follows: (i) in the event Holder elects to take such payment in cash, cash payments shall be made to such Holder of outstanding Debentures by the fifth day of the following calendar month, or (ii) in the event Holder elects to take such payment in stock, the Holder may convert such payment amount into Common Stock at the conversion rate set forth in section 4(d) at anytime after the 5th day of the calendar month following the month in which the Authorization Notice was received, until the expiration of the mandatory 24 month conversion period.

         The Company acknowledges that its failure to maintain a sufficient number of authorized but unissued shares of Common Stock to effect in full a conversion of the Debentures will cause the Holder to suffer damages in an amount that will be difficult to ascertain. Accordingly, the parties agree that it is appropriate to include in this Debenture a provision for liquidated damages. The parties acknowledge and agree that the liquidated damages provision set forth in this section represents the parties' good faith effort to quantify such damages and, as such, agree that the form and amount of such liquidated damages are reasonable and will not constitute a penalty. The payment of liquidated damages shall not relieve the Company from its obligations to deliver the Common Stock pursuant to the terms of this Debenture.

         Nothing herein shall limit the Holder's right to pursue actual damages for the Company's failure to maintain a sufficient number of authorized shares of Common Stock.

         (i) The Company shall furnish to Holder such number of prospectuses and other documents incidental to the registration of the shares of Common Stock underlying the Debentures, including any amendment of or supplements thereto.

         (j) Other than the Mandatory Conversion provisions contained in this Debenture which are not limited by the following, in no other event shall the Holder be entitled to convert that amount of Debentures in excess of that amount upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Debentures), and (2) the number of shares of Common Stock issuable upon the conversion of the Debentures with respect to which the determination of this proviso is being made, would result in beneficial ownership by the Holder and its affiliates of more than 4.9% of the outstanding shares of Common Stock of the Company. For purposes of this provision to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13 (d) of the Securities Exchange Act of 1934, as amended, and Regulations 13 D and G thereunder, except as otherwise provided in clause (1) of such provision. Furthermore, the Company shall not permit such conversions that would violate the provisions of this section.

         SECTION 3.3. FRACTIONAL SHARES. The Company shall not issue fractional shares of Common Stock, or scrip representing fractions of such shares, upon the conversion of this Debenture. Instead, the Company shall round up or down, as the case may be, to the nearest whole share.

         SECTION 3.4. TAXES ON CONVERSION. The Company shall pay any documentary, stamp or similar issue or transfer tax due on the issue of shares of Common Stock upon the conversion of this Debenture. However, the Holder shall pay any such tax which is due because the shares are issued in a name other than its name.

         SECTION 3.5. COMPANY TO RESERVE STOCK. The Company shall reserve the number of shares of Common Stock required pursuant to and upon the terms set forth in Section 3(a) of the Subscription Agreement related to this Debenture, to permit the conversion of this Debenture subject to certain options granted to the Company and referred to in Section 3(a) of the Subscription Agreement. All shares of Common Stock which may be issued upon the conversion hereof shall upon issuance be validly issued, fully paid and non-assessable and free from all taxes, liens and charges with respect to the issuance thereof.

         SECTION 3.6. RESTRICTIONS ON TRANSFER. This Debenture has not been registered under the Securities Act of 1933, as amended, (the "Act") and is being issued under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. This Debenture and the Common Stock issuable upon the conversion thereof may only be offered or sold pursuant to registration under or an exemption from the Act.

         SECTION 3.7. MERGERS, ETC. If the Company merges or consolidates with another corporation or sells or transfers all or substantially all of its assets to another person and the holders of the Common Stock are entitled to receive stock, securities or property in respect of or in exchange for Common Stock, then as a condition of such merger, consolidation, sale or transfer, the Company and any such successor, purchaser or transferee shall amend this Debenture to provide that it may thereafter be converted on the terms and subject to the conditions set forth above into the kind and amount of stock, securities or property receivable upon such merger, consolidation, sale or transfer by a holder of the number of shares of Common Stock into which this Debenture might have been converted immediately before such merger, consolidation, sale or transfer, subject to adjustments which shall be as nearly equivalent as may be practicable to adjustments provided for in this Article 3.

ARTICLE 4.  MERGERS AND ADJUSTMENTS

         Section 4.1 Mergers. The Company shall not consolidate or merge into, or transfer all or substantially all of its assets to, any person, unless such person assume in writing the obligations of the Company under this Debenture and immediately after such transaction no Event of Default exists. Any reference herein to the Company shall refer to such surviving or transferee corporation and the obligations of the Company shall terminate upon such written assumption.

SECTION 4.2  PREFERENCES

         No preferences or distribution will be given to the common shareholders in preference to the preferred shareholders, and for the purpose of such distributions the debentureholder shall be treated as a preferred shareholder .

ARTICLE 5.  REPORTS

         The Company will mail to the Holder hereof at its address as shown on the Register a copy of any annual, quarterly or current report that it files with the Securities and Exchange Commission promptly after the filing thereof and a copy of any annual, quarterly or other report or proxy statement that it gives to its shareholders generally at the time such report or statement is sent to shareholders.

ARTICLE 6.  DEFAULTS AND REMEDIES

         SECTION 6.1. EVENTS OF DEFAULT. An "Event of Default" occurs if (a) the Company does not make the payment of the principal of this Debenture when the same becomes due and payable at maturity, upon redemption or otherwise, (b) the Company does not make a payment, other than a payment of principal, for a period of 5 business days thereafter, (c) the Company fails to comply with any of its other agreements in this Debenture and such failure continues for the period and after the notice specified below, (d) the Company pursuant to or within the meaning of any Bankruptcy Law (as hereinafter defined): (i) commences a voluntary case; (ii) consents to the entry of an order for relief against it in an involuntary case; (iii) consents to the appointment of a Custodian (as hereinafter defined) of it or for all or substantially all of its property or
(iv) makes a general assignment for the benefit of its creditors or (v) a court of competent jurisdiction enters an order or decree under any Bankruptcy Law that: (A) is for relief against the Company in an involuntary case; (B) appoints a Custodian of the Company or for all or substantially all of its property or
(C) orders the liquidation of the Company, and the order or decree remains unstayed and in effect for 60 days, (e) the Company's Common Stock is no longer listed on any recognized exchange including electronic over-the-counter bulletin board. As used in this Section 6.1, the term "Bankruptcy Law" means Title 11 of the United States Code or any similar federal or state law for the relief of debtors. The term "Custodian" means any receiver, trustee, assignee, liquidator or similar official under any Bankruptcy Law. A default under clause (c) above is not an Event of Default until the holders of at least 25% of the aggregate principal amount of the Debentures outstanding notify the Company of such default and the Company does not cure it within five (5) business days after the receipt of such notice, which must specify the default, demand that it be remedied and state that it is a "Notice of Default".

         SECTION  6.2.  ACCELERATION.  If an  Event  of  Default  occurs  and is continuing, the Holder hereof by notice to the Company, may declare the remaining principal amount of this Debenture to be due and payable. Upon such declaration, the remaining principal amount shall be due and payable immediately.

ARTICLE 7.  REGISTERED DEBENTURES

         SECTION 7.1. SERIES. This Debenture is one of a numbered series of Debentures which are identical except as to the principal amount and date of issuance thereof and as to any restriction on the transfer thereof in order to comply with the Securities Act of 1933 and the regulations of the Securities and Exchange Commission promulgated thereunder. Such Debentures are referred to herein collectively as the "Debentures". The Debentures shall be issued in whole multiples of $10,000.

         SECTION 7.2. RECORD OWNERSHIP. The Company, or its attorney, shall maintain a register of the holders of the Debentures (the "Register") showing their names and addresses and the serial numbers and principal amounts of Debentures issued to or transferred of record by them from time to time. The Register may be maintained in electronic, magnetic or other computerized form. The Company may treat the person named as the Holder of this Debenture in the Register as the sole owner of this Debenture. The Holder of this Debenture is the person exclusively entitled to receive payments of interest on this Debenture, receive notifications with respect to this Debenture, convert it into Common Stock and otherwise exercise all of the rights and powers as the absolute owner hereof.

         SECTION 7.3. REGISTRATION OF TRANSFER. Transfers of this Debenture may be registered on the books of the Company maintained for such purpose pursuant to Section 7.2 above (i.e., the Register). Transfers shall be registered when this Debenture is presented to the Company with a request to register the transfer hereof and the Debenture is duly endorsed by the appropriate person, reasonable assurances are given that the endorsements are genuine and effective, and the Company has received evidence satisfactory to it that such transfer is rightful and in compliance with all applicable laws, including tax laws and state and federal securities laws. When this Debenture is presented for transfer and duly transferred hereunder, it shall be canceled and a new Debenture showing the name of the transferee as the record holder thereof shall be issued in lieu hereof. When this Debenture is presented to the Company with a reasonable request to exchange it for an equal principal amount of Debentures of other denominations, the Company shall make such exchange and shall cancel this Debenture and issue in lieu thereof Debentures having a total principal amount equal to this Debenture in such denominations as agreed to by the Company and Holder.

         SECTION 7.4. WORN OR LOST DEBENTURES. If this Debenture becomes worn, defaced or mutilated but is still substantially intact and recognizable, the Company or its agent may issue a new Debenture in lieu hereof upon its surrender. Where the Holder of this Debenture claims that the Debenture has been lost, destroyed or wrongfully taken, the Company shall issue a new Debenture in place of the original Debenture if the Holder so requests by written notice to the Company actually received by the Company before it is notified that the Debenture has been acquired by a bona fide purchaser and the Holder has delivered to the Company an indemnity bond in such amount and issued by such surety as the Company deems satisfactory together with an affidavit of the Holder setting forth the facts concerning such loss, destruction or wrongful taking and such other information in such form with such proof or verification as the Company may request.

ARTICLE 8.  INVESTMENT INTENT

         Holder is acquiring this Debenture and the underlying common stock for his own account, for investment and not with a view to, or for his own account, for investment and not with a view to, or for resale in connection with, the distribution thereof. Holder has no present intention of reselling or distributing any of the securities. Holder does not have any contract, undertaking, agreement or arrangement with any person to sell or transfer to such person or to any third person any of the securities. The acquisition of the securities for investment is consistent with Holder's financial needs.

ARTICLE 9  NOTICES

         Any notice which is required or convenient under the terms of this Debenture shall be duly given if it is in writing and delivered in person or mailed by first class mail, postage prepaid and directed to the Holder of the Debenture at its address as it appears on the Register or if to the Company to its principal executive offices. The time when such notice is sent shall be the time of the giving of the notice.

ARTICLE 10.  TIME

         Where this Debenture authorizes or requires the payment of money or the performance of a condition or obligation on a Saturday or Sunday or a public holiday, or authorizes or requires the payment of money or the performance of a condition or obligation within, before or after a period of time computed from a certain date, and such period of time ends on a Saturday or a Sunday or a public holiday, such payment may be made or condition or obligation performed on the next succeeding business day, and if the period ends at a specified hour, such payment may be made or condition performed, at or before the same hour of such next succeeding business day, with the same force and effect as if made or performed in accordance with the terms of this Debenture. A "business day" shall mean a day on which the banks in New York are not required or allowed to be closed.

ARTICLE 11.  WAIVERS

         The holders of a majority in principal amount of the Debentures may waive a default or rescind the declaration of an Event of Default and its consequences except for a default in the payment of principal or conversion into Common Stock.

ARTICLE 12.  RULES OF CONSTRUCTION

         In this Debenture, unless the context otherwise requires, words in the singular number include the plural, and in the plural include the singular, and words of the masculine gender include the feminine and the neuter, and when the sense so indicates, words of the neuter gender may refer to any gender. The numbers and titles of sections contained in the Debenture are inserted for convenience of reference only, and they neither form a part of this Debenture nor are they to be used in the construction or interpretation hereof. Wherever, in this Debenture, a determination of the Company is required or allowed, such determination shall be made by a majority of the Board of Directors of the Company and if it is made in good faith, it shall be conclusive and binding upon the Company and the Holder of this Debenture.

ARTICLE 13.  GOVERNING LAW

         The validity, terms, performance and enforcement of this Debenture shall be governed and construed by the provisions hereof and in accordance with the laws of the State of Florida applicable to agreements that are negotiated, executed, delivered and performed solely in the State of Florida.

ARTICLE 14.  ACCESS TO INFORMATION.

         The Holder has had the opportunity to ask questions of, and receive answers from management of the Company regarding the terms and conditions of this Debenture, and the transactions contemplated thereby, as well as the affairs of the Company and related matters. The Holder may have access to whatever additional information concerning the Company, its financial condition, its business, its prospects, its management, its capitalization, and other similar matters that the Holder or his purchaser representative, if any, desires, provided that the Company can acquire such information without unreasonable effort or expense. In addition, as required by ss.517.061(11)(a)(3), Florida Statutes, and Rule 3E-500.05(a) thereunder, the Holder and his purchaser representative may have, at the offices of the Company, at any reasonable hour, after reasonable prior notice, access to the materials set forth in the Rule which the Company can obtain without unreasonable effort or expense.

         The Holder has had the opportunity to obtain additional information necessary to verify the accuracy of the information referred to the above paragraph.

ARTICLE 15.  SEVERABILITY.

         In the event any parts of this Debenture are found to be void, the remaining provisions of this Debenture shall nevertheless be binding with the same effect as though the void parts were deleted.

ARTICLE 16.  LITIGATION

         (A) FORUM SELECTION AND CONSENT TO JURISDICTION. Any litigation based thereon, or arising out of, under, or in connection with, this Debenture or any course of conduct, course of dealing, statements (whether oral or written) or actions of the Company or Holder shall be brought and maintained exclusively in the courts of the State of Florida. The Company and Holder hereby expressly and irrevocably submits to the jurisdiction of the federal Courts of the State of Florida for the purpose of any such litigation as set forth above and irrevocably agree to be bound by any final judgment rendered thereby in connection with such litigation. The Company and Holder further irrevocably consent to the service of process by registered mail, postage prepaid, or by personal service within or without the State of Florida. The Company and Holder hereby expressly and irrevocably waives, to the fullest extent permitted by law, any objection which it may have or hereafter may have to the laying of venue of any such litigation brought in any such court referred to above and any claim that any such litigation has been brought in any inconvenient forum. To the extent that the Company or Holder have or hereafter may acquire any immunity from jurisdiction of any court or from any legal process (whether through service or notice, attachment prior to judgment, attachment in aid of execution or otherwise) with respect to itself or its property the Company and Holder hereby irrevocably waive such immunity in respect of their obligations under this Debenture and the other loan documents.

         (B) WAIVER OF JURY TRIAL. The Holder and the Company hereby knowingly, voluntarily and intentionally waive any rights they may have to a trial by jury in respect of any litigation based hereon, or arising out of, under, or in connection with, this agreement, or any course of conduct, course of dealing, statements (whether oral or written) or actions of the Holder or the Company. The Company acknowledges and agrees that it has received full and sufficient consideration for this provision and that this provision is a material inducement for the Holder entering into this agreement.

         (C) SUBMISSION TO JURISDICTION. Any legal action or proceeding in connection with this Debenture or the performance hereof may be brought in the state and federal courts located in Florida, and the parties hereby irrevocably submit to the exclusive jurisdiction of such courts for the purpose of any such action or proceeding.

ARTICLE 17.  SECURITY INTEREST

         This Debenture is secured, by a mortgage (in the form attached hereto as Exhibit ____ and incorporated herein) from the COMPANY TO THE HOLDER, ENCUMBERING THE COMPANY'S REAL PROPERTY LOCATED AT 6531 NW 18TH Court, Plantation Florida, up to an amount equal to the principal amount of this Debenture and all accrued interest.

ARTICLE 18.  RELEASE OF MORTGAGE

         Once the registration statement covering the Common Stock underlying this Debenture is declared effective, the mortgage securing this Debenture shall be released upon the earlier of (a) the day the Company qualifies for listing on AMEX or NASDAQ, as long as said listing requirements are not being met through a reverse split of the Company's Common Stock or (b) 180 days from the date the Company receives its third funding tranche as set forth in a separate Subscription Agreement between the Purchaser and the Company concerning the Company's convertible debentures.

IN WITNESS WHEREOF, the Company has duly executed this Debenture as of the date first written above.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                                    BY _____
                  Linda B. Grable its President duly authorized

                                    Exhibit A

                              NOTICE OF CONVERSION

                             (To be Executed by the  Registered  Holder in order
to Convert the Debentures.)

         The undersigned hereby irrevocably elects, as of ______________, 199_ to convert $_________________ of the Debentures into Shares of Common Stock (the "Shares") of IMAGING DIAGNOSTIC SYSTEMS, INC. (the "Company") according to the conditions set forth in the Subscription Agreement dated _________________,1999.

Date of Conversion_________________________________________

Applicable Conversion Price_________________________________

Number of Shares Issuable upon this conversion______________

Signature___________________________________________________
                           [Name]

Address_____________________________________________________

------------------------------------------------------------

Phone______________________   Fax___________________________

                             Assignment of Debenture

        The undersigned hereby sell(s) and assign(s) and transfer(s) unto

                  (name, address and SSN or EIN of assignee)

                                  DOLLARS ($ )
------------------------------------------------------
(principal amount of Debenture, $5,000 or integral multiples of $5,000)

of principal amount of this Debenture together with all accrued and unpaid interest hereon.

DATE:                      SIGNED:
                                            (Signature must conform in all

                    respects to name of Holder shown of face of Debenture)

Signature Guaranteed:

   Exhibit 10.22 Registration Rights Agreement $825,000 Convertible Debenture

                          REGISTRATION RIGHTS AGREEMENT

         THIS REGISTRATION RIGHTS AGREEMENT (THE "AGREEMENT") DATED AS OF AUGUST ___, 1999, BY AND AMONG IMAGING DIAGNOSTIC SYSTEMS, INC., a Florida corporation (the "Company"), and the undersigned, (the "Subscriber").

W I T N E S S E T H

         WHEREAS, pursuant to Subscription Agreement (the "Subscription Agreement"), by and among the Company and the Subscriber, the Company has agreed to sell and the Subscriber has agreed to purchase an aggregate of $825,000 of convertible debentures (the "Debentures") of the Company convertible into shares of the Company's Common Stock, no par value per share (the "Common Stock") upon the terms and conditions set forth in the accompanying Subscription Agreement; and

         WHEREAS, pursuant to the terms of, and in partial consideration for, the Subscriber purchasing the Debentures, the Company has agreed to provide the Subscriber with certain registration rights with respect to the Common Stock;

         NOW THEREFORE, in consideration of the mutual promises, representation, warranties, covenants and conditions set forth in the Subscription Agreement and this Registration Rights Agreement, the Company and the Subscriber agree as follows:

         1.CERTAIN DEFINITIONS. As used in this Agreement the following terms shall have the following respective meanings:

         "Closing Date" shall mean the dat net funds in the amount of $750,000 are received by the Company.

         "Commission" shall mean the Securities and Exchange Commission or any other federal agency at the time administering the Securities Act.

         "Common Stock" shall mean the Company's Common Stock, no par value per share.

         "Registrable Shares" shall mean (i) the Common Stock, (ii) any Common Stock of the Company issued or issuable in respect of the Debentures issued to the Subscriber, or upon any stock split, stock dividend, recapitalization or similar event; provided, however, that shares of Common Stock or other securities shall no longer be treated as Registrable Shares if (a) they have been sold to or through a broker or dealer or underwriter in a public distribution or a public securities transaction, (b) they have been sold in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 so that all transfer restrictions and restrictive legends with respect thereto are removed upon consummation of such sale or (c) they are available for sale under Rule 144 or otherwise, in the opinion of counsel to the Company, without compliance with the registration and prospectus delivery requirements of the Securities Act of 1933 so that no transfer restrictions or restrictive legends will appear upon the Common Stock certificates following the consummation of such sale.

         The terms "register", "registered" and "registration" shall refer to a registration effected by preparing and filing a registration statement in compliance with the Securities Act of 1933 and applicable rules and regulations thereunder, and the declaration or ordering of the effectiveness of such registration statement. Said registration shall include all amendments, post-effective amendments and supplements to any such registration statement as may be necessary under the Act and the regulations of the Commission to keep such registration effective with respect to the Registrable Shares until two (2) years following the Closing Date.

         "Registration Expenses" shall mean all expenses incurred by the Company in compliance with Section 2 hereof, including, without limitation, all registration and filing fees, printing expenses, fees and disbursements of counsel for the Company, blue sky fees and expenses, reasonable fees and disbursements of one counsel for Subscriber, and the reasonable expenses of any special audits incident to or required by any such registration (but excluding the compensation of regular employees of the Company, which shall be paid in any event by the Company). The Company shall not be responsible for any Underwriting fees or Commissions.

         The "Reserved Shares" shall mean the shares of Common Stock issuable upon conversion of the Shares that have been duly and validly reserved for issuance, and upon issuance which shall be duly and validly issued, fully paid, and non-assessable.

         The "Act" shall mean the Securities Act of 1933, as amended, or any similar Federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

         "Selling Expenses" shall mean all underwriting discounts and selling commissions applicable to the sale of Registrable Shares.

         2.       REGISTRATION.

         (A) MANDATORY REGISTRATION. The Company shall use its best efforts to prepare and file with the SEC, no later than thirty (30) days after the Closing Date, a Registration Statement on Form S-2 (or any other available form), covering a sufficient number of shares of Common Stock for the Subscriber but in no event less than 5,500,000 shares of Common Stock into which the Debentures issued to Subscriber would be convertible. Such Registration Statement shall state that, in accordance with the Securities Act, it also covers such indeterminate number of additional shares of Common Stock as may become issuable to prevent dilution resulting from Stock splits, or stock dividends). If at any time after the Closing Date, the number of registered shares of common stock only covers 50% of the total number of shares of common stock that would be issuable upon conversion of the then remaining balances of the Debentures issued to the Subscriber, then the Company shall, within twenty (20) business days after receipt of written notice from any Subscriber, either (i) amend the Registration Statement filed by the Company pursuant to the preceding sentence, if such Registration Statement has not been declared effective by the SEC at that time, to register all shares of Common Stock into which the Debentures may be converted, or (ii) if such Registration Statement has been declared effective by the SEC at that time, file with the SEC an additional Registration Statement on Form S-2 (or any other available form), to register the shares of Common Stock into which the Shares may be converted that exceed the aggregate number of shares of Common Stock already registered.

         (B) UNDERWRITTEN OFFERING. If any offering pursuant to a Registration Statement pursuant to Section 2(a) hereof involves an underwritten offering, the Subscribers acting by majority in interest of the Registrable Shares subject to such underwritten offering shall have the right to select one legal counsel to represent their interests, and an investment banker or bankers and manager or managers to administer the offering, which investment banker or bankers or manager or managers shall be reasonably satisfactory to the Company. The Subscriber(s) who hold the Registrable Shares to be included in such underwriting shall pay all underwriting discounts and commissions and other fees and expenses of such investment banker or bankers and manager or managers so selected in accordance with this Section 2(b) (other than fees and expenses relating to registration of Registrable Shares under federal or state securities laws, which are payable by the Company pursuant to Section 5 hereof) with respect to their Registrable Shares and the fees and expenses of such legal counsel so selected by the Subscriber.

         (C) CERTAIN FEES. The Company shall pay cash liquidated damages as follows:

         (i) 1.0% of the principal amount of the Debentures for each 30 day period, or portion thereof, that the registration ceases to remain effective during the "Registration Period" as defined in Section 3(a);

         (ii) 1.0% of the principal amount of the Debentures if the Registration Statement covering this offering is not declared effective within 90 days following the Closing Date; and

         (iii) 2.0% of the principal amount of the Debentures for each 30 day period, or portion thereof, 120 days following the Closing Date that registration is not declared effective.

      The above damages shall continue until the obligation is fulfilled, and shall be paid within 5 business days after each 30 day period. Failure of the Company to make payment within said 5 business days shall be considered a default. The Company acknowledges that its failure to meet any of its obligations under either Section 2(c) (i), (ii) or (iii) of this Agreement will cause the Subscriber to suffer damages in an amount that will be difficult to ascertain. Accordingly, the parties agree that it is appropriate to include in this Agreement a provision for liquidated damages. The parties acknowledge and agree that the liquidated damages provision set forth in this section represents the parties' good faith effort to qualify such damages and, as such, agree that the form and amount of such liquidated damages are reasonable and will not constitute a penalty. The payment of liquidated damages shall not relieve the Company from its obligations to deliver the Common Stock pursuant to the terms of this Agreement and the Subscription Agreement.

         3. OBLIGATION OF THE COMPANY. In connection with the registration of the Registrable Shares, the Company shall do each of the following:

         (a) Prepare promptly, and file with the SEC within thirty (30) days of the Closing Date, a Registration Statement with respect to not less than the number of Registrable Shares provided in Section 2(a), above, and thereafter use its best efforts to cause each Registration Statement relating to Registrable Shares to become effective the earlier of (A) five business days after notice from the Securities and Exchange Commission that the Registration Statement may be declared effective, or (B) ninety (90) days after the Closing Date, and keep the Registration Statement effective at all times until two (2) years following the Closing Date (the "Registration Period"), which Registration Statement
(including any amendments or supplements thereto and prospectuses contained therein) shall not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading;

         (b) Prepare and file with the SEC such amendments (including post-effective amendments) and supplements to the Registration Statement and the prospectus used in connection with the Registration Statement as may be necessary to keep the Registration effective at all times during the Registration Period, and, during the Registration Period, comply with the provisions of the Securities Act with respect to the disposition of all Registrable Shares of the Company covered by the Registration Statement until such time as all of such Registrable Shares have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof as set forth in the Registration Statement;

         (c) Furnish to each Subscriber whose Registrable Shares are included in the Registration Statement and its legal counsel identified to the Company, (i) promptly after the same is prepared and publicly distributed, filed with the SEC, or received by the Company, one (1) copy of the Registration Statement, each preliminary prospectus and prospectus, and each amendment or supplement thereto, and (ii) such number of copies of a prospectus, including a preliminary prospectus, and all amendments and supplements thereto and such other documents, as the Subscriber may reasonably request in order to facilitate the disposition of the Registrable Shares owned by such Subscriber;

         (d) Use reasonable efforts to (i) register and qualify the Registrable Shares covered by the Registration Statement under such other securities or blue sky laws of such jurisdictions as the Subscriber(s) who hold a majority in interest of the Registrable Shares being offered reasonably request and in which significant volumes of shares of Common Stock are traded, (ii) prepare and file in those jurisdictions such amendments (including post-effective amendments) and supplements to such registrations and qualifications as may be necessary to maintain the effectiveness thereof at all times during the Registration Period,
(iii) take such other actions as may be necessary to maintain such registrations and qualification in effect at all times during the Registration Period, and
(iv) take all other actions reasonably necessary or advisable to qualify the Registrable Shares for sale in SUCH JURISDICTIONS: PROVIDED, HOWEVER, that the Company shall not be required in connection therewith or as a condition thereto to (A) qualify to do business in any jurisdiction where it would not otherwise be required to qualify but for this Section 3(d), (B) subject itself to general taxation in any such jurisdiction, (C) file a general consent to service of process in any such jurisdiction, (D) provide any undertakings that cause more than nominal expense or burden to the Company or (E) make any change in its articles of incorporation or by-laws or any then existing contracts, which in each case the Board of Directors of the Company determines to be contrary to the best interests of the Company and its stockholders;

         (e) As promptly as practicable after becoming aware of such event, notify each Subscriber of the happening of any event of which the Company has knowledge, as a result of which the prospectus included in the Registration Statement, as then in effect, includes any untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, and uses its best efforts promptly to prepare a supplement or amendment to the Registration Statement or other appropriate filing with the SEC to correct such untrue statement or omission, and deliver a number of copies of such supplement or amendment to each Subscriber as such Subscriber may reasonably request;

         (f) As promptly as practicable after becoming aware of such event, notify each Subscriber who holds Registrable Shares being sold (or, in the event of an underwritten offering, the managing underwriters) of the issuance by the SEC of any notice of effectiveness or any stop order or other suspension of the effectiveness of the Registration Statement at the earliest possible time;

         (g) Use its commercially reasonable efforts, if eligible, either to (i) cause all the Registrable Shares covered by the Registration Statement to be listed on a national securities exchange and on each additional national securities exchange on which securities of the same class or series issued by the Company are then listed, if any, if the listing of such Registrable Shares is then permitted under the rules of such exchange, or (ii) secure designation of all the Registrable Shares covered by the Registration Statement on the National Association of Securities Dealers Automated Quotations System ("NASDAQ") within the meaning of Rule 11Aa2-1 of the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the quotation of the Registrable Shares on the NASDAQ National Market System; or if, despite the Company's commercially reasonable efforts to satisfy the preceding clause (i) or
(ii), the Company is unsuccessful in doing so, to secure NASD authorization and quotation for such Registrable Shares on either the SmallCap Market or the over-the-counter bulletin board and, without limiting the generality of the foregoing, to arrange for at least two market makers to register with the National Association of Securities Dealers, Inc. ("NASD") as such with respect to such Registrable Shares;

         (h) Provide a transfer agent for the Registrable Shares not later than the effective date of the Registration Statement;

         (i) Cooperate with the Subscribers who hold Registrable Shares being offered to facilitate the timely preparation and delivery of certificates for the Registrable Shares to be offered pursuant to the Registration Statement and enable such certificates for the Registrable Shares to be in such denominations or amounts as the case may be, as the Subscribers may reasonably request and registration in such names as the Subscribers may request; and, within five (5) business days after a Registration Statement which includes Registrable Shares is ordered effective by the SEC, the Company shall deliver, and shall cause legal counsel selected by the Company to deliver, to the transfer agent for the Registrable Shares (with copies to the Subscribers whose Registrable Shares are included in such Registration Statement) an appropriate instruction and opinion of such counsel; and

         (j) Take all other reasonable actions necessary to expedite and facilitate distribution to the Subscriber of the Registrable Shares pursuant to the Registration Statement.

The Company shall use its best efforts to effect such registration (including, without limitation, the execution of an undertaking to file amendments, post-effective amendments, and supplements appropriate qualification under applicable blue sky or other state securities laws and appropriate compliance with applicable regulations issued under the Act and the Regulations of the Commission) as may be so requested and as would permit or facilitate the sale and distribution of all or such Registrable Shares as are specified in such request.

         4. EXPENSES OF REGISTRATION. Except as set forth in this Agreement the Company shall bear all Registration Expenses incurred in connection with any registration, qualification or compliance of the Registrable Shares pursuant to this Agreement. All Selling Expenses shall be born by the Subscriber.

         5. REGISTRATION PROCEDURES. The Company shall advise the Subscriber of the initiation of a registration under the Agreement and as to the completion thereof. At its expenses the Company will:

                  (a) Prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Act and the Regulations of the Commission with respect to the disposition of securities covered by such registration statement; and

                  (B) CONCERNING THE SECURITIES.The issuance, sale and delivery of the Shares have been duly authorized by all required corporate action on the part of Company, and when issued, sold and delivered in accordance with the terms hereof and thereof for the consideration expressed herein and therein, will be duly and validly issued and enforceable in accordance with their terms, subject to the laws of bankruptcy and creditors' rights generally. At least 5,500,000 shares of Common Stock issuable upon conversion of the Debentures issued to Subscriber, based upon the current price of the Company's Common Stock, have been duly and validly reserved for issuance and, upon issuance shall be duly and validly issued, fully paid, and non-assessable (the "Reserved Shares"). The Company shall use its best efforts to file within twenty (20) days additional Registration Statements and/or amendments thereto whenever the number of registered shares of common stock only covers 50% of the total number of shares of common stock that would be issuable upon conversion of the then remaining balance of the Debentures issued to the Subscriber.

         Prior to conversion of all the Shares, if at anytime the conversion of all the Shares outstanding results in an insufficient number of Reserved Shares being available to cover all the conversions, then in such event, the Company will move to call and hold a shareholder's meeting within 45 days of such event for the sole purpose of authorizing additional Shares to facilitate the conversions. In such an event the Company shall: (1) recommend its current or future officers, directors and other control people to vote their shares in favor of increasing the authorized number of shares of Common Stock and (2) recommend to all shareholders to vote their shares in favor of increasing the authorized number of shares of Common Stock . Company represents and warrants that under no circumstances will it deny or prevent Subscriber's right to convert the Shares as permitted under the terms of the Subscription Agreement or this Registration Rights Agreement.

         6.       INDEMNIFICATION.

                  (a) The Company will indemnify and hold harmless the Subscriber, each of its stockholders, executives, employees, representatives, affiliates, officers, directors and partners, and each person controlling the Subscriber, with respect to which registration has been effected pursuant to this Agreement against all claims, losses, damages and liabilities (or actions, proceedings or settlements in respect thereof) arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any prospectus or other document incident to any such registration, or based on any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, or any violation by the Company of the Act or any rule or regulation thereunder applicable to the Company and will reimburse the Subscriber, each of its stockholders, executives, employees, representatives, affiliates, officers, directors and partners, and each person controlling the Subscriber for any legal and any other expenses as they are reasonably incurred in connection with investigating and defending any such claim, loss, damage, liability or action, provided, however, that the indemnity contained in this Section 6(a) shall not apply to amounts paid in settlement of any such claim, loss, damage, liability or action if such Settlement is effected without the consent of the Company, and provided further that the Company shall not be liable in any such case to the extent that any such claim, loss, damage, liability or expense arises out of or is based on any untrue statement or omission based upon written information furnished to the Company by the Subscriber and stated to be specifically for use in the registration statement filed pursuant to this Agreement. The foregoing indemnity agreement is further subject to the condition that insofar as it relates to any untrue prospectus, such indemnity agreement shall not inure to the benefit of the foregoing unindemnified parties if copies of a final prospectus correcting the misstatement, or alleged misstatement, omission or alleged omission upon which such loss, liability, claim or damage is based is timely delivered to such indemnified party and a copy thereof was not furnished to the person asserting the loss, liability, claim or damage.

                  (b) The Subscriber will indemnify the Company, each of its stockholders, executives, employers, representatives, affiliates, directors, officers and each person who controls the Company within the meaning of the Act and the rules and regulations thereunder against all claims, losses, damages and liabilities (or actions, proceedings, or settlements in respect thereof) arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any prospectus or other document incident to any such registration or based upon any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, or any violation of the Act or any rule of regulation thereunder applicable to the Company and will reimburse the Company, and its stockholders, executives, employers, representatives, affiliates, directors, officers, partners, persons, underwriters or control persons for any legal or any other expense reasonably incurred in connection with investigating or defending any such claim, loss, damage, liability or action, in each case to the extent, and only to the extent, that such untrue statement (or alleged untrue statement) or omission or alleged omission) relating to such holder is made in such registration statement, prospectus, offering circular or other document in reliance upon and in conformity with written information furnished to the Company by the Subscriber and stated to be specifically for use therein; provided, however, that the obligations of the Subscriber shall be limited to an amount equal to the proceeds to the Subscriber and provided further that such indemnification obligations shall not apply if the Company modifies or changes to a material extent the written information furnished by such Holder.

                  (c) Each party entitled to indemnification under this Section 6 (an "Indemnified Party") shall give notice to the party required to provide indemnification (the "Indemnifying Party") promptly after such Indemnified Party has actual knowledge of any claim as to which indemnity may be sought and shall permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting therefrom, provided that counsel for the Indemnifying Party, who shall conduct the defense of such claim or any litigation resulting therefrom, shall be approved by the Indemnified Party, (whose approval shall not unreasonably be withheld or delayed), and the Indemnified Party may participate in such defense at such indemnified party's expense, and provided further that the failure of any Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its obligations under this Agreement. No Indemnifying Party, in the defense of any such claim or litigation, shall except with the consent of each Indemnified Party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability in respect to such claim or litigation. Each Indemnified Party shall furnish such information regarding itself or the claim in question as an Indemnifying Party may reasonably request in writing and as shall be reasonably required in connection with defense of such claim and litigation resulting therefrom.

         7. INFORMATION BY HOLDER OF REGISTRABLE SHARES. The Company's obligation to register the Registrable Shares shall be contingent upon the Subscriber's timely furnishing to the Company such information regarding the Subscriber and the distribution proposed by such holder of Registrable Shares as the Company may reasonably request in writing and as shall be reasonably required in connection with any registration referred to in this Agreement.

         8. TRANSFERS OR ASSIGNMENTS OF REGISTRATION RIGHTS. The Subscriber's rights under this Agreement to cause the Company to register the Registrable Shares may be transferred or assigned by the Subscriber only to affiliates of the Subscriber or to a purchaser of the Shares, or any portion of the Shares, in the principal amount of at least $50,000 or at least 50 Shares and such assignment shall only be effective upon delivery of written notice of such assignment to the Company within thirty (30) days of the assignment. Upon such assignment the assignee shall have all the rights and obligations of the Subscriber hereunder.

         9.       MISCELLANEOUS.

         9.1 GOVERNING LAW. This agreement shall be governed by and construed in accordance with the laws of the State of Florida without giving effect to conflict of laws principles.

         9.2 SUCCESSORS AND ASSIGNS. Except as otherwise provided herein, the provisions hereof shall inure to the benefit of, and be binding upon, the successors, assigns, heirs, executors and administrators of the parties hereto.

         9.3 ENTIRE AGREEMENT. This Agreement constitutes the full and entire understanding and agreement between the parties with regard to the subject matter hereof.

         9.4 NOTICES, ETC. All notices and other communications required or permitted hereunder shall be in writing and shall be mailed by first-class mail, postage prepaid, or delivered by hand or by messenger or courier delivery service, addressed (a) if to the Subscriber, at the address listed in the Subscription Agreement or at such other address as the Subscriber shall have furnished to the Company in writing, or (b) if to the Company, at its executive office, or at such other address as the Company shall have furnished to the Subscriber in writing.

         9.5 DELAYS OR OMISSIONS. No delay or omission to exercise any right, power or remedy accruing to any holder of any Registrable Shares, upon any breach or default of the Company under this Agreement, shall impair any such right, power, or remedy of such holder nor shall it be construed to be a waiver of any such breach or default, or an acquiesce therein, or of or in any similar breach or default thereunder occurring; nor shall any waiver of any single breach or default be deemed a waiver of any other breach or default thereafter occurring. Any waiver, permit, consent or approval of any kind or character on the part of any holder of any breach or default under this Agreement, must be in writing and shall be effective only to the extent specifically set forth in such writing. All remedies, either under this Agreement or by law or otherwise afforded to any holder, shall be cumulative and not alternative.

         9.6 COUNTERPARTS. This agreement may be executed in any number of counterparts, each of which shall be enforceable against the parties actually executing such counterparts, and all of which together shall constitute one instrument. An executed facsimile counterpart of this Agreement shall be effective as an original.

         9.7 SEVERABILITY. In the case any provision of this agreement shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

         9.8 AMENDMENTS. This provision of this Agreement may be amended at any time and from time to time, and particular provisions of this Agreement may be waived, with and only with an agreement or consent in writing signed by the Company and by the owners of all of the Registrable Shares as of the date of such amendment or waiver.

         9.9 TERMINATION OR REGISTRATION RIGHTS.This Agreement shall terminate at such time as there ceases to be any outstanding Shares, Debentures issued to the Subscriber and Series B Shares.

         The foregoing Registration Rights Agreement is hereby executed as of the date first above written.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                         By:____________________________
                           Linda B. Grable, President

HOLDER OF THE CONVERTIBLE DEBENTURE
CHARLTON AVENUE, LLC

By__________________________

       Exhibit 10.23 Subscription Agreement $825,000 Convertible Debenture

                                                         --------------------

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                                                         --------------------

THE SECURITIES OFFERED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS AND ARE BEING OFFERED AND SOLD IN RELIANCE ON EXEMPTIONS FROM THE REGISTRATION REQUIREMENTS OF SUCH LAWS. THE SECURITIES ARE SUBJECT TO RESTRICTIONS OF TRANSFERABILITY AND RESALE AND MAY NOT BE TRANSFERRED OR RESOLD EXCEPT AS PERMITTED UNDER SUCH LAWS PURSUANT TO REGISTRATION OR AN EXEMPTION THEREFROM. THE SECURITIES HAVE NOT BE APPROVED OR DISAPPROVED BY THE SECURITIES AND EXCHANGE COMMISSION OR ANY OTHER REGULATORY AUTHORITY, NOR HAVE ANY OF THE FOREGOING AUTHORITIES PASSED UPON OR ENDORSED THE MERITS OF THIS OFFERING OR THE ACCURACY OR ADEQUACY OF THE OFFERING MATERIALS. ANY REPRESENTATION TO THE CONTRARY IS UNLAWFUL.

                           Maximum Offering: $825,000

         This offering consists of $825,000 of the Company's Convertible
                         Debentures convertible into the

                             Company's Common Stock.

                              --------------------

                             SUBSCRIPTION AGREEMENT

                               -------------------







                             SUBSCRIPTION PROCEDURES

         The Convertible Debentures of Imaging Diagnostic Systems, Inc. (the "Company" or "Seller") is being offered (the "Debentures"). The Debentures to purchase Common Stock will be transferable to the extent that any such transfer is permitted by law. This offering is being made in accordance with the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated under the Act (the "Regulation D Offering").

         In order to purchase Debentures, each subscriber (the "Investor") must complete and execute a questionnaire (the "Investor Questionnaire"), a subscription agreement (the "Subscription Agreement"), and an Internal Revenue Service Form W-9 or other appropriate form as may be applicable. In addition, the Investor must make a payment to an escrow fund for the purchase of the Debentures. All subscriptions are subject to acceptance by the Company, which shall not occur until the Company has returned the Company Signature Page and the Debentures representing the Debentures purchased to the Investor.

         The Investor Questionnaire is designed to enable the Investor to demonstrate the minimum legal requirements under federal and state securities laws to purchase the Debentures. The Signature Page for the Investor Questionnaire and the Subscription Agreement contain representations relating to the subscription and should be reviewed carefully by each investor.

                  Also  included  is  an  Internal  Revenue  Service  Form  W-9:
                    "Request  for  Taxpayer   Identification  Number  and
                  Certification"  for U.S.  citizens or residents  of the U.S.
                    for U.S.  federal  income tax  purposes  only.  (Foreign
                  investors should consult their tax advisors  regarding the need to complete Internal Revenue Service Form W-9 and any other forms that may be required).

         If you are a foreign person or foreign entity, you may be subject to a withholding tax equal to 30% of any premiums paid by the Company. In order to eliminate or reduce such withholding tax you may submit a properly executed I.R.S. Form 4224 (Exemption from Withholding of Tax on Income Effectively Connected with the Conduct of a Trade or Business in the United States) or I.R.S. Form 1001 (Ownership Exemption or Reduced Trade Certificate), claiming exemption from withholding or eligibility for treaty benefits in the form of a lower rate of withholding tax on interest or premiums.

         Payment must be made by wire transfer as provided below:

Immediately available funds should be sent via wire transfer to the escrow account stated below and the completed subscription documents should be forwarded to the Escrow Agent. Your subscription funds will be deposited into a non-interest bearing escrow account of Joseph B. LaRocco, Esq., Escrow Agent, at First Union Bank of Connecticut, Stamford, Connecticut. In the event of a termination of the Offering or the rejection of this subscription, all subscription funds will be returned without interest. The wire instructions are as follows:

         First Union Bank of Connecticut
         Executive Office
         300 Main Street, P. O. Box 700
         Stamford, CT  06904-0700

         ABA #:   021101108

         Swift #: FUNBUS33INT
         Account #:        20000-2072298-4

         Acct.Name:        Joseph B. LaRocco, Esq.  Trustee Account

                             SUBSCRIPTION AGREEMENT

THE SECURITIES OFFERED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS AND ARE BEING OFFERED AND SOLD IN RELIANCE ON EXEMPTIONS FROM THE REGISTRATION REQUIREMENTS OF SUCH LAWS. THE SECURITIES ARE SUBJECT TO RESTRICTIONS OF TRANSFERABILITY AND RESALE AND MAY NOT BE TRANSFERRED OR RESOLD EXCEPT AS PERMITTED UNDER SUCH LAWS PURSUANT TO REGISTRATION OR AN EXEMPTION THEREFROM. THE SECURITIES HAVE NOT BE APPROVED OR DISAPPROVED BY THE SECURITIES AND EXCHANGE COMMISSION OR ANY OTHER REGULATORY AUTHORITY, NOR HAVE ANY OF THE FOREGOING AUTHORITIES PASSED UPON OR ENDORSED THE MERITS OF THIS OFFERING OR THE ACCURACY OR ADEQUACY OF THE OFFERING MATERIALS. ANY REPRESENTATION TO THE CONTRARY IS UNLAWFUL.

TO:      IMAGING DIAGNOSTIC SYSTEMS, INC.

         This Subscription Agreement is made between IMAGING DIAGNOSTIC SYSTEMS, INC., a Florida corporation, (the "Company" or "Seller"), and the undersigned prospective purchaser ("Purchaser") who is subscribing hereby for the Company's Convertible Debentures, no par value (the "Debentures"), together with a 7% dividend , to be paid in cash or freely trading Common Stock (if the Registration Statement covering this offering has been declared effective at that time) in the Company's sole discretion, at the time of each conversion. The Debentures being offered will be separately transferable to the extent that any such transfer is permitted by law. The conversion terms of the Debentures are set forth in Section 4 hereof and the form of Notice of Conversion is attached hereto as Exhibit A. This subscription is submitted to Purchaser in accordance with and subject to the terms and conditions described in this Subscription Agreement together with any Exhibits thereto, relating to an offering (the "Offering") of the Debentures. The Offering comprises (i) an offering of the Debentures to accredited investors (the "Regulation D Offering") in accordance with the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rule 506 of Regulation D promulgated under the Act ("Regulation D").

1.       SUBSCRIPTION.

         (a) The undersigned hereby irrevocably subscribes for and agrees to purchase $825,000 of the Company's Debentures. The Company shall pay a 7% premium, to be paid in cash or freely trading Common Stock (if the Registration Statement covering this Offering has been declared effective at that time), in the Company's sole discretion, at the time of each conversion (the "Dividend Payment Date"). If the premium is to be paid in cash, the Company shall make such payment within five business days of the Dividend Payment Date. If the premium is to be paid in Common Stock, said Common Stock shall be delivered to the Purchaser, or per Purchaser's instructions, within five business days of the Dividend Payment Date. The Debentures are subject to automatic conversion at the end of two years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in
Section 4(d) hereof. The closing shall be deemed to have occurred on the date the funds are received by the Company (the "Closing Date"). The Company may draw down the third tranche in the amount of $825,000) anytime sixty (60) days after the effective date of the Registration Statement as long as the Company maintains an average closing bid price of $.45 for the ten (10) trading days immediately prior to the date the Company requests the third funding tranche. The Debentures shall be secured by a mortgage on the company's land and building. The mortgage shall only be released after the Registration Statement covering the Common Stock underlying the Debentures, the Series I Convertible Preferred Stock and the Series B Convertible Preferred Stock has BEEN DECLARED EFFECTIVE AND upon the earlier of (a) the day the Company qualifies for listing on AMEX or NASDAQ, as long as said listing requirements are not being met through a reverse split of the Company's Common Stock or (b) 180 days from the date the Company receives the third tranche, as described above.

         (b) Upon receipt by the Company of the requisite payment for the Debentures being purchased, the Debentures so purchased will be forwarded by the Escrow Agent, Joseph B. LaRocco, to the Purchaser and the name of such Purchaser will be registered on the Preferred Stock transfer books of the Company as the record owner of such Debentures. The Escrow Agent shall not be liable for any action taken or omitted by him in good faith and in no event shall the Escrow Agent be liable or responsible except for the Escrow Agent's own gross negligence or willful misconduct. The Escrow Agent has made no representations or warranties in connection with this transaction and has not been involved in the negotiation of the terms of this Agreement or any matters relative thereto. Seller and Purchaser each agree to indemnify and hold harmless the Escrow Agent from and with respect to any suits, claims, actions or liabilities arising in any way out of this transaction including the obligation to defend any legal action brought which in any way arises out of or is related to this Agreement. The Escrow Agent is not rendering securities advice to anyone with respect to this proposed transaction; nor is the Escrow Agent opining on the compliance of the proposed transaction under applicable securities law.

2.       REPRESENTATIONS AND WARRANTIES.

         The undersigned hereby represents and warrants to, and agrees with, the Company as follows:

                  (a) The undersigned has been furnished with, and has carefully read the applicable form of Registration Rights AGREEMENT ANNEXED HERETO AS EXHIBIT B (THE "REGISTRATION RIGHTS AGREEMENT"), AND is familiar with and understands the terms of the Offering. With respect to tax and other economic considerations involved in his investment, the undersigned is not relying on the Company. The undersigned has carefully considered and has, to the extent the undersigned believes such discussion necessary, discussed with the undersigned's professional legal, tax, accounting and financial advisors the suitability of an investment in the Company, by purchasing the Debentures, for the undersigned's particular tax and financial situation and has determined that the investment being made by the undersigned is a suitable investment for the undersigned.

                  (b) The undersigned acknowledges that all documents, records, and books pertaining to this investment which the undersigned has requested have been made available for inspection by the undersigned.

                  (c) The undersigned has had a reasonable opportunity to ask questions of and receive answers from a person or persons acting on behalf of the Company concerning the Offering and all such questions have been answered to the full satisfaction of the undersigned.

                  (d) The undersigned will not sell or otherwise transfer the Debentures or the Debentures issued upon conversion of the Debentures without registration under the Act or applicable state securities laws or an exemption therefrom. The Debentures have not been registered under the Act or under the securities laws of certain states. The Common Stock underlying the Debentures are to be registered by the Company pursuant to the terms of the Registration Rights Agreement attached hereto as Exhibit B and incorporated herein and made a part hereof. The undersigned represents that the undersigned is purchasing the Debentures for the undersigned's own account, for investment and not with a view to resale or distribution except in compliance with the Act. The undersigned does not now have or, in the future, will not take any short position or hedge position in the Company's Common Stock until the total number of Debentures are converted, nor will the undersigned make any promissory notes and/or pledges to that effect of the Company's Common Stock. The undersigned has not offered or sold any portion of the Debentures being acquired nor does the undersigned have any present intention of dividing the Debentures with others or of selling, distributing or otherwise disposing of any portion of the Debentures either currently or after the passage of a fixed or determinable period of time or upon the occurrence or non-occurrence of any predetermined event or circumstance in violation of the Act. Except as provided in the Registration Rights Agreement, the Company has no obligation to register the Debentures.

                  (e) The undersigned recognizes that an investment in the Debentures involves substantial risks, including loss of the entire amount of such investment. Further, the undersigned has carefully read and considered the schedule entitled Pending Litigation matters attached hereto as Exhibit C.

                  (f) Legends (i) The undersigned acknowledges that each certificate representing the Debentures unless registered pursuant to the Registration Rights Agreement, shall be stamped or otherwise imprinted with a legend substantially in the following form:

                  THE SECURITIES EVIDENCED BY THIS CERTIFICATE MAY NOT BE OFFERED OR SOLD, TRANSFERRED, PLEDGED, HYPOTHECATED OR OTHERWISE DISPOSED OF EXCEPT (i) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933, AS AMENDED, (ii) TO THE EXTENT APPLICABLE, RULE 144 UNDER THE ACT (OR ANY SIMILAR RULE UNDER SUCH ACT RELATING TO THE DISPOSITION OF SECURITIES), OR (iii) IF AN EXEMPTION FROM REGISTRATION UNDER SUCH ACT IS AVAILABLE. NOTWITHSTANDING THE FOREGOING, THE COMMON STOCK INTO WHICH THE SECURITIES EVIDENCED BY THIS CERTIFICATE ARE CONVERTIBLE ARE ALSO SUBJECT TO THE REGISTRATION RIGHTS SET FORTH IN EACH OF THAT CERTAIN SUBSCRIPTION AGREEMENT AND REGISTRATION RIGHTS AGREEMENT BY AND BETWEEN THE HOLDER HEREOF AND THE COMPANY, A COPY OF EACH IS ON FILE AT THE COMPANY'S PRINCIPAL EXECUTIVE OFFICE.

                  (ii) The Common Stock issued upon conversion shall contain the following legend:

                  THE SECURITIES REPRESENTED HEREBY HAVE BEEN INCLUDED IN THE COMPANY'S REGISTRATION STATEMENT INITIALLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON __________, 199_, AND MAY BE SOLD IN ACCORDANCE WITH THE COMPANY'S PROSPECTUS DATED ___________, 199_, WHICH FORMS A PART OF SUCH REGISTRATION STATEMENT, OR AN OPINION OF COUNSEL OR OTHER EVIDENCE ACCEPTABLE TO THE CORPORATION THAT SUCH REGISTRATION IS NOT REQUIRED.

                  (g) The undersigned acknowledges and agrees that it shall not be entitled to seek any remedies with respect to the Offering from any party other than the Company.

                  (h) This Subscription Agreement is executed and delivered on behalf of a corporation, and: (i) such corporation has the full legal right and power and all authority and approval required (a) to execute and deliver, or authorize execution and delivery of, this Subscription Agreement and all other instruments (including, without limitation, the Registration Rights Agreement) executed and delivered by or on behalf of such corporation in connection with the purchase of the Debentures and (b) to purchase and hold the Debentures: (ii) the signature of the party signing on behalf of such corporation is binding upon such corporation; and (iii) such corporation has not been formed for the specific purpose of acquiring the Debentures, unless each beneficial owner of such entity is qualified as an accredited investor within the meaning of Rule 501(a) of Regulation D and has submitted information substantiating such individual qualification.

                  (i) The undersigned shall indemnify and hold harmless the Company and each stockholder, executive, employee, representative, affiliate, officer, director or control person of the Company, who is or may be a party or is or may be threatened to be made a party to any threatened, pending or contemplated action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of or arising from any actual or alleged misrepresentation or misstatement of facts or omission to represent or state facts made or alleged to have been made by the undersigned to the Company or omitted or alleged to have been omitted by the undersigned, concerning the undersigned or the undersigned's subscription for and purchase of the Debentures or the undersigned's authority to invest or financial position in connection with the Offering, including, without limitation, any such misrepresentation, misstatement or omission contained in this
         Subscription Agreement, the Questionnaire or any other document submitted by the undersigned, against losses, liabilities and expenses for which the Company, or any stockholder, executive, employee, representative, affiliate, officer, director or control person of the Company has not otherwise been reimbursed (including attorneys' fees and disbursements, judgments, fines and amounts paid in settlement) actually and reasonably incurred by the Company, or such officer, director stockholder, executive, employee, representative, affiliate or control person in connection with such action, suit or proceeding.

                  (j) The undersigned is not subscribing for the Debentures as a result of, or pursuant to, any advertisement, article, notice or other communication published in any newspaper, magazine or similar media or broadcast over television or radio or presented at any seminar or meeting.

                  (k) The undersigned or the undersigned's representatives, as the case may be, has such knowledge and experience in financial, tax and business matters so as to enable the undersigned to utilize the information made available to the undersigned in connection with the Offering to evaluate the merits and risks of an investment in the Debentures and to make an informed investment decision with respect thereto.

                  (l) The Purchaser is purchasing the Debentures for its own account for investment, and not with a view toward the resale or distribution thereof. Purchaser is neither an underwriter of, nor a dealer in, the Debentures or the Common Stock issuable upon conversion thereof and is not participating in the distribution or resale of the Debentures or the Common Stock issuable upon conversion thereof.

3.       SELLER REPRESENTATIONS.

         (A) CONCERNING THE SECURITIES.The issuance, sale and delivery of the Debentures have been duly authorized by all required corporate action on the part of the Company, and when issued, sold and delivered in accordance with the terms hereof and thereof for the consideration expressed herein and therein, will be duly and validly issued and enforceable in accordance with their TERMS, SUBJECT TO THE LAWS OF BANKRUPTCY AND CREDITORS' RIGHTS GENERALLY. AT LEAST 5,500,000 shares of Common Stock issuable upon conversion of the Debentures have been duly and validly reserved for issuance and, upon issuance shall be duly and validly issued, fully paid, and non-assessable (the "Reserved Shares"). The Company shall use its best efforts to file within 30 days additional Registration Statements and/or amendments thereto whenever the Reserved Shares only cover 50% of the Debentures, Series I Convertible Preferred Stock and Series B Convertible Preferred Stock.

         Prior to conversion of all the Debentures, if at anytime the conversion of all the Debentures outstanding results in an insufficient number of Reserved Shares being available to cover all the conversions and exercises, then in such event, the Company will move to call and hold a shareholders' meeting within 45 days of such event for the purpose of authorizing additional shares to facilitate the conversions. In such an event the Company shall: (1) recommend to its current or future officers, directors and other control people to vote their Shares in favor of increasing the authorized number of Shares of Common Stock and (2) recommend to all stockholders to vote their Shares in favor of increasing the authorized number of Shares of Common Stock . The Company represents and warrants that under no circumstances other, than the default of Purchaser or as provided in Section 5 hereof, will it deny or prevent Purchaser's right to convert the Debentures as permitted under the terms of this Subscription Agreement or the Registration Rights Agreement.

         (B) AUTHORITY TO ENTER AGREEMENT. This Agreement has been duly authorized, validly executed and delivered on behalf of the Company and is a valid and binding agreement in accordance with its terms, subject to general principles of equity and to bankruptcy or other laws affecting the enforcement of creditors' rights generally.

                  (C) NON-CONTRAVENTION. The execution and delivery of this Agreement and the consummation of the issuance of the Debentures, and the transactions contemplated by this Agreement do not and will not conflict with or result in a breach by the Company of any of the terms or provisions of, or constitute a default under, the articles of incorporation or by-laws of the Company, or any indenture, mortgage, deed of trust, or other material agreement or instrument to which the Company is a party or by which it or any of its properties or assets are bound, or any existing applicable law, rule, or regulation of the United States or any State thereof or any applicable decree, judgment, or order of any Federal or State court, Federal or State regulatory body, administrative agency or other United States governmental body having jurisdiction over the Company or any of its properties or assets.

         (D) COMPANY COMPLIANCE. The Company represents and warrants that the Company and its subsidiaries are: (i) in full compliance, to the extent applicable, with all reporting obligations under either Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; (ii) not in violation of any term or provision of its article of incorporation or by-laws; (iii) not in default in the performance or observance of any obligation, agreement or condition contained in any bond, debenture, note or any other evidence of indebtedness or in any mortgage, deed of trust, indenture or other instrument or agreement to which they are a party, either singly or jointly, by which it or any of their property is bound or subject except at set forth in Exhibit C. Furthermore, the Company is not aware of any other facts which it has not disclosed which could have a material adverse effect on the business, condition (financial or otherwise), operations, earnings, performance, properties or prospects of the Company and its subsidiaries taken as a whole.

         (E) PENDING LITIGATION. Except as otherwise disclosed in Exhibit C, there is (i) no action, suit or proceeding before or by any court, arbitrator or governmental body now pending or, to the knowledge of the Company, threatened or contemplated to which the Company or any of its subsidiaries is or may be a party or to which the business or property of the Company or any of its subsidiaries is or may be bound or subject, (ii) no law, statute, rule, regulation, order or ordinance that has been enacted, adopted or issued by any governmental body or that, to the knowledge of the Company, has been proposed by any governmental body materially adversely affecting the Company or any of its subsidiaries, (iii) no injunction, restraining order or order of any nature by a federal, state or foreign court or governmental body of competent jurisdiction to which the Company or any of its subsidiaries is subject issued that, in the case of clauses (i), (ii) and (iii) above, (x) is reasonably likely to, singly or in the aggregate, result in a material adverse effect on the business, condition (financial or otherwise), operations, earnings, performance, properties or prospects of the Company effect, and its subsidiaries taken as a whole or (y) would interfere with or adversely affect the issuance of the Debentures reasonably likely to render this Subscription Agreement or the Debentures, or any portion thereof, invalid or unenforceable.

         (F) ISSUANCE OF THE DEBENTURES. No action has been taken and no law, statute, rule, regulation, order or ordinance has been enacted, adopted or issued by any governmental body that prevents the issuance of the Debentures or the Common Stock issuable upon conversion thereof; no injunction, restraining order or order of any nature by a federal or state court of competent jurisdiction has been issued that prevents the issuance of the Debentures or the Common Stock issuable upon thereof or suspends the sale of the Debentures or the Common Stock issuable upon conversion thereof in any jurisdiction; and no action, suit or proceeding is pending against or, to the best knowledge of the Company, threatened against or affecting, the Company, any of its subsidiaries or, to the best knowledge of the Company, before any court or arbitrator or any Governmental Body that, if adversely determined, would prohibit, interfere with or adversely affect the issuance or marketability of the Debentures or the Common Stock issuable upon conversion thereof or render the Subscription Agreement or the Debentures , or any portion thereof, invalid or unenforceable.

         (g) The Company shall indemnify and hold harmless the Purchaser and each stockholder, executive, employee, representative, affiliate, officer, director or control person of the Purchaser, who is or may be a party or is or may be threatened to be made a party to any threatened, pending or contemplated action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of or arising from any actual or alleged misrepresentation or misstatement of facts or omission to represent or state facts made or alleged to have been made by the Company to the Purchaser or omitted or alleged to have been omitted by the Company, concerning the Purchaser or the Purchaser's subscription for and purchase of the Debentures or the Purchaser 's authority to invest or financial position in connection with the Offering, including, without limitation, any such misrepresentation, misstatement or omission contained in this Subscription Agreement, the Questionnaire or any other document submitted by the Company, against losses, liabilities and expenses for which the Purchaser, or any stockholder, executive, employee, representative, affiliate, officer, director or control person of the Purchaser has not otherwise been reimbursed (including attorneys' fees and disbursements, judgments, fines and amounts paid in settlement) actually and reasonably incurred by the Purchaser, or such officer, director stockholder, executive, employee, representative, affiliate or control person in connection with such action, suit or proceeding.

         (H) NO CHANGE. Other than filings required by the Blue Sky or federal securities law, no consent, approval or authorization of or designation, declaration or filing with any governmental or other regulatory authority on the part of the Company is required in connection with the valid execution, delivery and performance of this Agreement. Any required qualification or notification under applicable federal securities laws and state Blue Sky laws of the offer, sale and issuance of the Debentures, has been obtained on or before the date hereof or will have been obtained within the allowable period thereafter, and a copy thereof will be forwarded to counsel for the Purchaser.

         (I) TRUE STATEMENTS. Neither this Agreement nor any of the "Disclosure Documents", as hereinafter defined, contains any untrue statement of a material fact or omits to state any material fact necessary in order to make the statements contained herein or therein not misleading in the light of the circumstances under which such statements are made. There exists no fact or circumstances which, to the knowledge of the Company, materially and adversely affects the business, properties or assets, or conditions, financial or otherwise, of the Company, which has not been set forth in this Subscription Agreement or disclosed in such documents.

         (j) The Purchaser has been advised that the Company has not retained any independent professionals to review or comment on this Offering or otherwise protect the interests of the Purchaser. Although the Company has retained its own counsel, neither such counsel nor any other firm, including Joseph B. LaRocco, Esq., has acted on behalf of the Purchaser, and the Purchaser should not rely on the Company's legal counsel or Joseph B. LaRocco, Esq. with respect to any matters herein described.

         (k) There has never been represented, guaranteed, or warranted to the undersigned by any broker, the Company, its officers, directors or agents, or employees or any other person, expressly or by implication (i) the percentage of profits and/or amount of or type of consideration, profit or loss to be realized, if any, as a result of the Company's operations; and (ii) that the past performance or experience on the part of the management of the Company, or of any other person, will in any way result in the overall profitable operations of the Company.

         (L) PRIOR PREFERRED STOCK ISSUED UNDER REGULATION S OR REGULATION D. In the past thirty-six months the Company raised $3,850,000 in Regulation S offerings of Preferred Stock of which none remains unconverted. The Company has raised $6,950,000 in Regulation D offerings of Preferred Stock and Debentures in the past thirty-six months of which the principal amount of approximately $5,930,000 remains unconverted.

         (M) CURRENT AUTHORIZED DEBENTURES. As of August 2, 1999, there were 100,000,000 authorized Debentures of Common Stock of which approximately 39,381,401 shares of Common Stock were issued and outstanding on a fully diluted basis

         (N) DISCLOSURE DOCUMENTS. The Disclosure Documents are all the documents (other than preliminary materials) that the Company has been required to file with the Securities and Exchange Commission (the "SEC") from June 30, 1998, to the date hereof including the Company's Definitive Information Statement and the Registration Statement on Form S-2, as amended. As of their respective dates, none of the Disclosure Documents contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading, and except as disclosed in the Disclosure Documents no material event has occurred since the Company's filing on Form 10-KSBA for the year ended June 30, 1998 which could make any of the disclosures contained therein misleading. The financial statements of the Company included in the Disclosure Documents have been prepared in accordance with generally accepted accounting principles applied on a consistent basis during the periods involved (except as may be indicated in the notes thereto or, in the case of unaudited financial statements, subject only to normal recurring year-end audit adjustments) and present fairly the consolidated financial position of the Company and its consolidated subsidiaries as at the dates thereof and the consolidated results of their operations and changes in financial position for the periods then ended. Purchaser acknowledges that the Finiancial Statements contained in Form 10-KSB and the Form S-2 are being amended pursuant to SEC comments.

         (O) INFORMATION SUPPLIED. The information supplied by the Company to Purchaser in connection with the offering of the Debentures does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in the light of the circumstances in which they were made, not misleading. There exists no fact or circumstances which, to the knowledge of the Company, materially and adversely affects the business, properties, assets, or conditions, financial or otherwise, of the Company which has not been set forth in this Agreement or disclosed in such documents.

         (P) DELIVERY INSTRUCTIONS. On the Closing Date the Debentures being purchased hereunder shall be delivered to Joseph B. LaRocco, Esq. as Escrow Agent, who will simultaneously wire to the Company the funds being held in escrow, less placement fees and escrow fees, at which time the Escrow Agent shall then have the Debentures delivered to the Purchaser, per the Purchaser's instructions.

         (Q) NON-CONTRAVENTION. The execution and delivery of this Agreement by the Company, the issuance of the Debentures, and the consummation by the Company of the other transactions contemplated by this Agreement, do not and will not conflict with or result in a breach by the Company of any of the terms or provisions of, or constitute a default under, the (i) certificate of incorporation or by-laws of the Company, (ii) any indenture, mortgage, deed of trust, or other material agreement or instrument to which the Company is a party or by which it or any of its properties or assets are bound, (iii) any material existing applicable law, rule, or regulation or any applicable decree, judgment, or (iv) order of any court, United States federal or state regulatory body, administrative agency, or other governmental body having jurisdiction over the Company or any of its properties or assets, except such conflict, breach or default which would not have a material adverse effect on the transactions contemplated herein.

         (R) NO DEFAULT. Except as set forth in the Company's Disclosure Documents, the Company is not in default in the performance or observance of any material obligation, agreement, covenant or condition contained in any indenture, mortgage, deed of trust or other material instrument or agreement to which it is a party or by which it or its property is bound, and neither the execution of, nor the delivery by the Company of, nor the performance by the Company of its obligations under, this Agreement or the or the Debentures, other than the conversion provision thereof, will conflict with or result in the breach or violation of any of the terms or provisions of, or constitute a default or result in the creation or imposition of any lien or charge on any assets or properties of the Company under, (i) any material indenture, mortgage, deed of trust or other material agreement applicable to the Company or instrument to which the Company is a party or by which it is bound, (ii) any statute applicable to the Company or its property, (iii) the Certificate of Incorporation or By-Laws of the Company, (iv) any decree , judgment, order, rule or regulation of any court or governmental agency or body having jurisdiction over the Company regulation of any court or governmental agency or body having jurisdiction over the Company or its properties, or (v) the Company's listing agreement for its Common Stock.

         (S) USE OF PROCEEDS. The Company represents that the net proceeds of this offering will be used for working capital.

         (T) ARTICLES OF AMENDMENT, BOARD RESOLUTION AND OPINION LETTER. The Company shall deliver to the Escrow Agent the following: (a) a copy and proof of filing of the Articles of Amendment to the Articles of Incorporation; (b) a copy of the Board Resolution authorizing this offering; and (c) a copy of an opinion letter which shall be attached to this Agreement as Exhibit D.

         (U) COLLATERAL. The Company has agreed to provide collateral in the form of its office facility in Plantation, Florida. It is understood that the Purchaser shall release its collateral interest in the land and building to the extent that it does not fulfill its obligation to provide the full amount of the new capital indicated in this offering. The Company further agrees to place in escrow a sufficient number of free-trading Founder's shares to cover the conversion of the Debentures. The free-trading Debentures are to be made available to Purchaser to satisfy conversions until the registration does go effective, but may not be used unless the registration statement has not been deemed effective by 120 days from the Closing Date.

         (V) CONSULTING FEE. The Company shall pay a consulting fee of $75,000 upon closing of the second funding tranche in the amount of $825,000. The Company shall pay a consulting fee of $75,000 upon closing of the third funding tranche in the amount of $825,000.

4.       TERMS OF CONVERSION.

         (A) DEBENTURES. Upon the Company's receipt of a facsimile or original of Purchaser's signed Notice of Conversion and delivery of the Debenture the Company shall instruct its transfer agent to issue one or more certificates representing that number of shares of Common Stock into which the Debentures are convertible in accordance with the provisions regarding conversion set forth in this Section 4. The Company's transfer agent shall act as Registrar and shall maintain an appropriate ledger containing the necessary information with respect to each share.

         (B)  CONVERSION   DATE.  Such   conversion   shall  be  effectuated  by
surrendering to the Company, or its attorney, the Debentures to be converted together with a facsimile or original of the signed Notice of Conversion which evidences Purchaser's intention to convert those Debentures indicated. The date on which the Notice of Conversion is effective ("Conversion Date") shall be deemed to be the date on which the Purchaser has delivered to the Company a facsimile or original of the signed Notice of Conversion, as long as the original Debentures to be converted are received by the Company or its designated attorney within five business days thereafter. As long as the Debentures to be converted are received by the Company within five business days after it receives a facsimile or original of the signed Notice of Conversion, the Company shall deliver to the Purchaser, or per the Purchaser's instructions, the shares of Common Stock, with restrictive legends as set forth in this Agreement, within five business days of receipt of the Debentures to be converted.

         (C) COMMON STOCK TO BE ISSUED WITH RESTRICTIVE LEGEND. Upon the conversion of any Debentures and upon receipt by the Company or its attorney of a facsimile or original of Purchaser's signed Notice of Conversion (See Exhibit
A), the Company shall instruct the Company's transfer agent to issue Stock Certificates with restrictive legends as set forth in this Agreement in the name of Purchaser (or its nominee) and in such denominations to be specified at conversion representing the number of Debentures of Common Stock issuable upon such conversion, as applicable. The Company warrants that no instructions, other than these instructions, have been given or will be given to the transfer agent and that the Common Stock shall otherwise be freely transferable on the books and records of the Company.

         (D) CONVERSION RATE. ANYTIME AFTER THE CLOSING DATE, PURCHASER IS ENTITLED TO CONVERT the entire face amount of the Debentures, plus accrued premiums, at 75% of the five day average closing bid price, as reported by Bloomberg, LP for the five trading days immediately preceding the applicable Conversion Date (the "Conversion Price"). No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share.

         The Debentures are subject to a mandatory, 24-month conversion feature at the end of which all Debentures outstanding will be automatically converted, upon the terms set forth in this section ("Mandatory Conversion Date").

         (e) Nothing contained in this Subscription Agreement shall be deemed to establish or require the payment of interest to the Purchaser at a rate in excess of the maximum rate permitted by governing law. In the event that the rate of interest required to be paid exceeds the maximum rate permitted by governing law, the rate of interest required to be paid thereunder shall be automatically reduced to the maximum rate permitted under the governing law and such excess shall be returned with reasonable promptness by the Purchaser to the Company.

         (f) It shall be the Company's responsibility to take all necessary actions and to bear all such costs to issue the certificate of Common Stock as provided herein, including the responsibility and cost for delivery of an opinion letter to the transfer agent, if so required. The person in whose name the certificate of Common Stock is to be registered shall be treated as a stockholder of record on and after the conversion date. Upon surrender of any Debentures that are to be converted in part, the Company shall issue to the Purchaser new Debentures equal to the unconverted amount, if so requested by Purchaser.

         (g) In the event the Common Stock is not delivered per the written instructions of the Purchaser, within five business days after the receipt of the Notice of Conversion and original stock certificate (the "Delivery Date"), then in such event the Company shall pay to Purchaser in cash or Common Stock, at the Company's option, one percent (1%) of the purchase price of the Debentures being converted per each day after the fifth business day following the Conversion Date that the Common Stock is not delivered.

         The Company acknowledges that its failure to deliver the Common Stock on or before the Delivery Date will cause the Purchaser to suffer damages in an amount that will be difficult to ascertain. Accordingly, the parties agree that it is appropriate to include in this Agreement a provision for liquidated damages. The parties acknowledge and agree that the liquidated damages provision set forth in this Section 4 represents the parties' good faith effort to quantify such damages and, as such, agree that the form and amount of such liquidated damages are reasonable and will not constitute a penalty. The payment of liquidated damages shall not relieve the Company from its obligations to deliver the Common Stock pursuant to the terms of this Agreement.

         To the extent that the failure of the Company to issue the Common Stock pursuant to this Section 4 is due to the unavailability of authorized but unissued Debentures of Common Stock, the provisions of this Section 4(g) shall not apply, but instead the provisions of Section 4(h) shall apply.

         The Company shall make any payments incurred under this Section 4(g) in immediately available funds within three business days from the date of issuance of the applicable Common Stock. Nothing herein shall limit a Purchaser's right to pursue actual damages or cancel the conversion for the Company's failure to issue and deliver Common Stock to the Purchaser within 10 business days after the Conversion Date.

         (h) The Company shall at all times reserve and have available all shares of the Common Stock necessary to meet conversion of the Debentures by all Purchasers of the entire amount of Debentures then outstanding. If, at any time Purchaser submits a Notice of Conversion and the Company does not have sufficient authorized but unissued shares of Common Stock available to effect, in full, a conversion of the Debentures (a "Conversion Default", the date of such default being referred to herein as the "Conversion Default Date"), the Company shall issue to the Purchaser all of the shares of Common Stock which are available, and the Notice of Conversion as to any Debentures requested to be converted but not converted (the "Unconverted Debentures"), upon Purchaser's sole option, may be deemed null and void. The Company shall provide notice of such Conversion Default ("Notice of Conversion Default") to all existing Purchasers of outstanding Debentures, by facsimile, within two business days of such default (with the original delivered by overnight or two-day courier), and the Purchaser shall give notice to the Company by facsimile within five business days of receipt of the original Notice of Conversion Default (with the original delivered by overnight or two-day courier) of its election to either nullify or confirm the Notice of Conversion.

         The Company agrees to pay to all Purchasers of outstanding Debentures payments for a Conversion Default ("Conversion Default Payments") in the amount of (N/365) x (.24) x the initial issuance price of the outstanding and/or tendered but not converted Debentures held by each Purchaser where N = the number of days from the Conversion Default Date to the date (the "Authorization Date") that the Company authorizes a sufficient number of shares of Common Stock to effect conversion of all remaining Debentures. The Company shall send notice ("Authorization Notice") to each Purchaser of outstanding Debentures that additional shares of Common Stock have been authorized, the Authorization Date and the amount of Purchaser's accrued Conversion Default Payments. The accrued Conversion Default shall be paid in cash or shall be convertible into Common Stock at the Conversion Rate, at the Purchaser's option, payable as follows: (i) in the event Purchaser elects to take such payment in cash, cash payments shall be made to such Purchaser of outstanding Debentures by the fifth day of the following calendar month, or (ii) in the event Purchaser elects to take such payment in stock, the Purchaser may convert such payment amount into Common Stock at the conversion rate set forth in Section 4(d) at anytime after the 5th day of the calendar month following the month in which the Authorization Notice was received, until the expiration of the mandatory 24-month conversion period.

         The Company acknowledges that its failure to maintain a sufficient number of authorized but unissued shares of Common Stock to effect in full a conversion of the Debentures will cause the Purchaser to suffer damages in an amount that will be difficult to ascertain. Accordingly, the parties agree that it is appropriate to include in this Agreement a provision for liquidated damages. The parties acknowledge and agree that the liquidated damages provision set forth in this Section 4 represents the parties' good faith effort to quantify such damages and, as such, agree that the form and amount of such liquidated damages are reasonable and will not constitute a penalty. The payment of liquidated damages shall not relieve the Company from its obligations to deliver the Common Stock pursuant to the terms of this Agreement.

         Nothing herein shall limit the Purchaser's right to pursue actual damages or cancel the conversion for the Company's failure to maintain a sufficient number of authorized shares of Common Stock.

         (i) The Company shall furnish to Purchaser such number of prospectuses and other documents incidental to the registration of the shares of Common Stock underlying the Debentures, including any amendment of or supplements thereto.

5.       LIMITS ON AMOUNT OF CONVERSION AND OWNERSHIP.

         Other than the Mandatory Conversion provisions contained in this Agreement which are not limited by the following, in no other event shall the Purchaser be entitled to convert that amount of Debentures in excess of that amount upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by the Purchaser and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Debentures), and (2) the number of shares of Common Stock issuable upon the conversion of the Debentures with respect to which the determination of this proviso is being made, would result in beneficial ownership by the Purchaser and its affiliates of more than 4.9% of the outstanding shares of Common Stock of the Company. For purposes of this provision to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13 (d) of the Securities Exchange Act of 1934, as amended, and Regulations 13 D and G thereunder, except as otherwise provided in clause (1) of such provision. Furthermore, the Company shall not permit such conversions that would violate the provisions of this Section 5.

6.       DELIVERY INSTRUCTIONS.

         The Debentures  being purchased  hereunder shall be delivered to Joseph
B. LaRocco, Esq. as Escrow Agent, who will hold them in escrow until funds have been wired to the Company at which time the Escrow Agent shall then have the Debentures delivered to the Purchaser, per the Purchaser's instructions.

7.       UNDERSTANDINGS.

         The undersigned understands, acknowledges and agrees with the Company as follows:

FOR ALL SUBSCRIBERS:

         (a) This Subscription may be rejected, in whole or in part, by the Company in its sole and absolute discretion at any time before the date set for closing unless the Company has given notice of acceptance of the undersigned's subscription by signing this Subscription Agreement.

         (b) No U.S. federal or state agency or any agency of any other jurisdiction has made any finding or determination as to the fairness of the terms of the Offering for investment nor any recommendation or endorsement of the Debentures.

         (c) The representations, warranties and agreements of the undersigned and the Company contained herein and in any other writing delivered in connection with the transactions contemplated hereby shall be true and correct in all material respects on and as of the date of the sale of the Debentures, and as of the date of the conversion and exercise thereof, as if made on and as of such date and shall survive the execution and delivery of this Subscription Agreement and the purchase of the Debentures.

         (d) IN MAKING AN INVESTMENT DECISION, PURCHASERS MUST RELY ON THEIR OWN EXAMINATION OF THE COMPANY AND THE TERMS OF THE OFFERING, INCLUDING THE MERITS AND RISKS INVOLVED. THE DEBENTURES HAVE NOT BEEN RECOMMENDED BY ANY FEDERAL OR STATE SECURITIES COMMISSION OR REGULATORY AUTHORITY. FURTHERMORE, THE FOREGOING AUTHORITIES HAVE NOT CONFIRMED THE ACCURACY OR DETERMINED THE ADEQUACY OF THE MEMORANDUM OR THIS DOCUMENT. ANY REPRESENTATION TO THE CONTRARY IS A CRIMINAL OFFENSE.

         (e)  The   Regulation   D  Offering  is  intended  to  be  exempt  from
registration under the Securities Act by virtue of Section 4(2) of the Securities Act and the provisions of Regulation D thereunder, which is in part dependent upon the truth, completeness and accuracy of the statements made by the undersigned herein and in the Questionnaire.

         (f) It is understood that in order not to jeopardize the Offering's exempt status under Section 4(2) of the Securities Act and Regulation D, any transferee may, at a minimum, be required to fulfill the investor suitability requirements thereunder.

         (g) THE DEBENTURES MAY NOT BE TRANSFERRED, RESOLD OR OTHERWISE DISPOSED OF EXCEPT AS PERMITTED UNDER THE SECURITIES ACT AND APPLICABLE STATE SECURITIES LAWS, PURSUANT TO REGISTRATION OR EXEMPTION THEREFROM. PURCHASERS SHOULD BE AWARE THAT THEY WILL BE REQUIRED TO BEAR THE FINANCIAL RISKS OF THIS INVESTMENT FOR AN INDEFINITE PERIOD OF TIME.

         (H)      NASAA UNIFORM LEGEND

         IN MAKING AN INVESTMENT DECISION INVESTORS MUST RELY ON THEIR OWN EXAMINATION OF THE PERSON OR ENTITY CREATING THE SECURITIES AND THE TERMS OF THE OFFERING, INCLUDING THE MERITS AND RISKS INVOLVED. THESE SECURITIES HAVE NOT BEEN RECOMMENDED BY ANY FEDERAL OR STATE SECURITIES COMMISSION OR REGULATORY AUTHORITY. FURTHERMORE, THE FOREGOING AUTHORITIES HAVE NOT CONFIRMED THE ACCURACY OR DETERMINED THE ADEQUACY OF THIS DOCUMENT. ANY REPRESENTATION TO THE CONTRARY IS A CRIMINAL OFFENSE. THESE SECURITIES ARE SUBJECT TO RESTRICTIONS ON TRANSFERABILITY AND RESALE AND MAY NOT BE TRANSFERRED OR RESOLD EXCEPT AS PERMITTED UNDER THE SECURITIES ACT OF 1933 AND THE APPLICABLE STATE SECURITIES LAWS, PURSUANT TO REGISTRATION OR EXEMPTION THEREFROM. INVESTORS SHOULD BE AWARE THAT THEY WILL BE REQUIRED TO BEAR THE FINANCIAL RISKS OF THIS INVESTMENT FOR AN INDEFINITE PERIOD OF TIME.

         (i) The undersigned acknowledges and is aware that except for the three day rescission rights provided under Florida law, the undersigned is entitled to cancel, terminate or revoke this subscription, and any agreements made in connection herewith shall survive my death or disability.

         (j) The undersigned has had the opportunity to ask questions of, and receive answers from management of the Company regarding the terms and conditions of this Subscription Agreement, and the transactions contemplated thereby, as well as the affairs of the Company and related matters.

         (k) The undersigned understands that he may have access to whatever additional information concerning the Company, its financial condition, its business, its prospects, its management, its capitalization, and other similar matters that he may desire, provided that the Company can acquire such information without unreasonable effort or expense. In addition, as required by ss.517.061(11)(a)(3), Florida Statutes, and Rule 3E-500.05(a) thereunder, the undersigned understands that he may have, at the offices of the Company, at any reasonable hour, after reasonable prior notice, access to the materials set forth in the Rule which the Company can obtain without unreasonable effort or expense.

         (l) The undersigned has had the opportunity to obtain additional information necessary to verify the accuracy of the information referred to above.

8.       SUBMISSION TO JURISDICTION

         (A) FORUM SELECTION AND CONSENT TO JURISDICTION. Any litigation based thereon, or arising out of, under, or in connection with, this Agreement or any course of conduct, course of dealing, statements (whether oral or written) or actions of the Company or Purchaser shall be brought and maintained exclusively in the federal courts of the State of Florida. The Company and Purchaser hereby expressly and irrevocably submit to the exclusive jurisdiction of the federal Courts of the State of Florida for the purpose of any such litigation as set forth above and irrevocably agrees to be bound by any final judgment rendered thereby in connection with such litigation. The Company and Purchaser further irrevocably consent to the service of process by registered mail, postage prepaid, or by personal service within or without the State of Florida. The Company and Purchaser hereby expressly and irrevocably waive, to the fullest extent permitted by law, any objection which it may have or hereafter may have to the laying of venue of any such litigation brought in any such court referred to above and any claim that any such litigation has been brought in any inconvenient forum. To the extent that the Company or Purchaser have or hereafter may acquire any immunity from jurisdiction of any court or from any legal process (whether through service or notice, attachment prior to judgment, attachment in aid of execution or otherwise) with respect to itself or its property the Company and Purchaser hereby irrevocably waive such immunity in respect of their obligations under this Agreement and the other loan documents.

         (B) WAIVER OF JURY TRIAL. The Purchaser and the Company hereby knowingly, voluntarily and intentionally waive any rights they may have to a trial by jury in respect of any litigation based hereon, or arising out of, under, or in connection with, this agreement, or any course of conduct, course of dealing, statements (whether oral or written) or actions of the Purchaser or the Company. The Company acknowledges and agrees that it has received full and sufficient consideration for this provision and that this provision is a material inducement for the Purchaser entering into this agreement.

         (C) SUBMISSION TO JURISDICTION. Any legal action or proceeding in connection with this Agreement or the performance hereof may be brought only in the federal courts located in Florida, and the parties hereby irrevocably submit to the exclusive jurisdiction of such courts for the purpose of any such action or proceeding.

9.       MISCELLANEOUS.

         (a) All pronouns and any variations thereof used herein shall be deemed to refer to the masculine, feminine, impersonal, singular or plural, as the identity of the person or persons may require.

         (b) Neither this Subscription Agreement nor any provision hereof shall be waived, modified, changed, discharged, terminated, revoked or canceled, except by an instrument in writing signed by the party effecting the same against whom any change, discharge or termination is sought.

         (c) Notices required or permitted to be given hereunder shall be in writing and shall be deemed to be sufficiently given when personally delivered or sent by registered mail, return receipt requested, addressed: (i) if to the Company, at its executive offices or (ii) if to the undersigned, at the address for correspondence set forth in the Questionnaire, or at such other address as may be specified by written notice given in accordance with this paragraph 9(c).

         (d) This Subscription Agreement shall be enforced, governed and construed in all respects in accordance with the laws of the State of Florida, as such laws are applied by Florida courts to agreements entered into, and to be performed in, Florida by and between residents of Florida, and shall be binding upon the undersigned, the undersigned's heirs, estate, legal representatives, successors and assigns and shall inure to the benefit of the Company, its successors and assigns. If any provision of this Subscription Agreement is invalid or unenforceable under any applicable statue or rule of law, then such provisions shall be deemed inoperative to the extent that it may conflict therewith and shall be deemed modified to conform with such statute or rule of law. Any provision hereof that may prove invalid or unenforceable under any law shall not affect the validity or enforceability of any other provision hereof.

         (e) This Subscription Agreement, together with Exhibits A, B, C and D attached hereto and made a part hereof, constitute the entire agreement between the parties hereto with respect to the subject matter hereof and may be amended only by a writing executed by both parties hereto.

         (f) This Agreement may be executed in counterparts, and the facsimile transmission of an executed counterpart to this Agreement shall be effective as an original.

                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                           IMAGING DIAGNOSTIC SYSTEMS, INC.

                                                       CORPORATION QUESTIONNAIRE

         INVESTOR NAME:

         The information contained in this Questionnaire is being furnished in order to determine whether the undersigned CORPORATION'S Subscription to purchase the Debentures described in the Subscription Agreement may be accepted.

         ALL INFORMATION CONTAINED IN THIS QUESTIONNAIRE WILL BE TREATED CONFIDENTIALLY. The undersigned CORPORATION understands, however, that the Company may present this Questionnaire to such parties as it deems appropriate if called upon to establish that the proposed offer and sale of the Debentures is exempt from registration under the Securities Act of 1933, as amended. Further, the undersigned CORPORATION understands that the offering is required to be reported to the Securities and Exchange Commission and to various state securities and "blue sky" regulators.

         IN ADDITION TO SIGNING THE SIGNATURE PAGE, THE UNDERSIGNED CORPORATION MUST COMPLETE FORM W-9 ATTACHED HERETO.

I.    PLEASE CHECK EACH OF THE STATEMENTS BELOW THAT APPLIES TO THE CORPORATION.

                  1. The undersigned CORPORATION: (a) has total assets in excess of $5,000,000; (b) was not formed for the specific purpose of acquiring the Debentures and (c) has its principal place of business in ______________________ .

                  2. Each of the shareholders of the undersigned CORPORATION is able to certify that such shareholder meets at least one of the following three conditions:

                           (A) the shareholder is a natural person whose
                               individual net worth* or joint net worth with his or herpouse exceeds $10,000,000; or

                           (B) the shareholder is a natural person who had an individual income* in excess of $200,000 in each of 1997 and 1998 and who reasonably expects an individual income in excess of $200,000 in 1999; or

                           (C) Each of the shareholders of the undersigned CORPORATION is able to certify that such shareholder is a natural person who, together with his or her spouse, has had a joint income in excess of $300,000 in each of 1997 and 1998 and who reasonably expects a joint income in excess of $300,000 during 1999; and the undersigned CORPORATION has its principal place of business in ________________.

* For purposes of this Questionnaire, the term "net worth" means the excess of total assets over total liabilities. In determining income, an investor should add to his or her adjusted gross income any amounts attributable to tax-exempt income received, losses claimed as a limited partner in any limited partnership, deductions claimed for depletion, contributions to IRA or Keogh retirement plan, alimony payments and any amount by which income from long-term capital gains has been reduced in arriving at adjusted gross income.

                  3. The undersigned CORPORATION is:

                           (A)  a bank as defined in Section 3(a)(2) of the
                               Securities Act; or

                           (B) a savings and loan association or other institution as defined in Section 3(a)(5)(A) of the Securities Act whether acting in its individual or fiduciary capacity; or

                           (C) a broker or dealer registered pursuant to
                              Section 15 of the Securities Exchange Act of
                              1934; or

                           (D)  an insurance company as defined in Section 2(13
                               of the Securities Act; or

                           (E) An investment company registered under the Investment Company Act of 1940 or a business development company as defined in Section 2(a)(48) of the Investment Company Act of 1940; or

                           (F) a small business investment company licensed by the U.S. Small Business Administration under Section 301 (c) or (d) of the Small Business Investment Act of 1958; or

                           (G) a private  business  development  company  as
                          defined in  Section  202(a)  (22) of the  Investment
                           Advisors Act of 1940.

II.      OTHER CERTIFICATIONS.

         By signing the Signature Page, the undersigned certifies the following:

         (A) That the CORPORATION'S purchase of the Debentures will be solely for the CORPORATION'S own account and not for the account of any other person or entity; and

         (B) that the CORPORATION'S name, address of principal place of business, place of incorporation and taxpayer identification number as set forth in this Questionnaire are true, correct and complete.

III.     GENERAL INFORMATION

         (A)      PROSPECTIVE PURCHASER (THE CORPORATION)

Name:  __________________________________________________________

Principal Place of Business:  _________________________________________

__

ADDRESS FOR CORRESPONDENCE (IF DIFFERENT):
                                                     (Number and Street)

----------------------------------------------------------------
         (City)                             (State)               (Zip Code)

Telephone Number:________________________________________________
                                    (Area Code)               (Number)

JURISDICTION OF INCORPORATION:________________________________

Date of Formation:_________________________________________________

Taypayer Identification Number:______________________________________

Number of Shareholders:____________________________________________

     (b) INDIVIDUAL WHO IS EXECUTING THIS QUESTIONNAIRE ON BEHALF OF THE CORPORATION.

Name:___________________________________________________________

Position or Title:___________________________________________________

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                           CORPORATION SIGNATURE PAGE

         YOUR SIGNATURE ON THIS CORPORATION SIGNATURE PAGE EVIDENCES THE AGREEMENT BY THE PURCHASER TO BE BOUND BY THE QUESTIONNAIRE AND THE SUBSCRIPTION AGREEMENT.

         1. The undersigned hereby represents that (a) the information contained in the Questionnaire is complete and accurate and (b) the Purchaser will notify Imaging Diagnostic Systems, Inc. immediately if any material change in any of the information occurs prior to the acceptance of the undersigned Purchaser's subscription and will promptly send Imaging Diagnostic Systems, Inc.

written confirmation of such change.

         2. The undersigned officer of the Purchaser hereby certifies that he has read and understands this Subscription Agreement.

         3. The undersigned officer of the Purchaser hereby represents and warrants that he has been duly authorized by all requisite action on the part of the Corporation to acquire the Debentures and sign this Subscription Agreement on behalf of _______________ and, further, that ____________________ has all requisite authority to purchase the Debentures and enter into this Subscription Agreement.

         4. The undersigned acknowledges and is aware that except for the three day rescission rights provided under Florida law, the undersigned is entitled to cancel, terminate or revoke this subscription, and any agreements made in connection herewith shall survive my death or disability.

         5. The undersigned has had the opportunity to ask questions of, and receive answers from management of the Company regarding the terms and conditions of this Subscription Agreement, and the transactions contemplated thereby, as well as the affairs of the Company and related matters.

         6. The undersigned understands that he may have access to whatever additional information concerning the Company, its financial condition, its business, its prospects, its management, its capitalization, and other similar matters that he may desire, provided that the Company can acquire such information without unreasonable effort or expense. In addition, as required by ss.517.061(11)(a)(3), Florida Statutes, and Rule 3E-500.05(a) thereunder, the undersigned understands that he may have, at the offices of the Company, at any reasonable hour, after reasonable prior notice, access to the materials set forth in the Rule which the Company can obtain without unreasonable effort or expense.

         7. The undersigned has had the opportunity to obtain additional information necessary to verify the accuracy of the information referred to above.

--------------------------          --------------------------
Number of Debentures subscribed for                           Date

                           (Purchaser)

                                             By: _______________________
                                                                    (Signature)

Name: ____________________            Title:         _____________________
             (Please Type or Print)                      (Please Type or Print)

         THE DEBENTURES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933. AS AMENDED (THE "ACT"), AND MAY NOT BE OFFERED, SOLD OR OTHERWISE TRANSFERRED UNLESS SUCH SECURITIES ARE INCLUDED IN AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT.

                                                        COMPANY ACCEPTANCE PAGE

THIS SUBSCRIPTION AGREEMENT ACCEPTED AND AGREED

TO THIS ____ DAY OF AUGUST, 1999

IMAGING DIAGNOSTIC SYSTEMS, INC.

BY__________________________________
     LINDA B. GRABLE, PRESIDENT

                                    EXHIBIT A

                              NOTICE OF CONVERSION

           (TO BE EXECUTED BY THE REGISTERED OWNER IN ORDER TO CONVERT
                           THE CONVERTIBLE DEBENTURES)

         THE UNDERSIGNED HEREBY IRREVOCABLY ELECTS, AS OF ______________, 199_ TO CONVERT $__________ OF DEBENTURES INTO COMMON STOCK OF IMAGING DIAGNOSTIC SYSTEMS, INC. (THE "COMPANY") ACCORDING TO THE CONDITIONS SET FORTH IN THE SUBSCRIPTION AGREEMENT DATED AUGUST____, 1999.

DATE OF CONVERSION_________________________________________

APPLICABLE CONVERSION PRICE_________________________________

NUMBER OF DEBENTURES ISSUABLE UPON THIS CONVERSION______________

SIGNATURE___________________________________________________
                           [NAME]

ADDRESS_____________________________________________________

------------------------------------------------------------

PHONE______________________   FAX___________________________

                                    EXHIBIT D

                       Form of Pre-Closing Opinion Letter


Purchasers of (Company) (Describe Securities)

Re:      (Company)

Ladies and Gentlemen:

I have acted as counsel to Imaging Diagnostic Systems, Inc., a corporation incorporated under the laws of the State of Florida (the "Company"), in connection with its offering, pursuant to Regulation D, for the proposed issuance and sale of an aggregate of $825,000 of Convertible Debentures (the "Securities") pursuant to the Subscription Agreement and the Registration Rights Agreement (including all Exhibits and Appendices thereto) (collectively the
"Agreements")            with            _______________________.            and
___________________("Purchasers"), dated August______, 1999 between the Company and the Purchasers. This Opinion is furnished pursuant to Section ______________ of the Agreement and is given with consent of the Company. Capitalized terms that are not otherwise defined in this opinion shall have the definitions set forth in the Agreements.

I do not express any opinion concerning any law other than the laws of Florida and the federal securities law of the United States.

This opinion has been prepared and is to be construed in accordance with the Report on Standards for Florida Opinions dated April 8, 1991 issued by the Business Law Section of the Florida Bar (the "Standards") The Standards are incorporated by reference into this opinion.

In connection with rendering the opinion set forth herein, I have relied, with your approval, as to factual matters that affect our opinion, solely on my examination of the following documents or certificates (the "Documents") and have made no independent verification of the facts asserted to be true and correct in those documents, including the factual representations and warranties contained in the Agreements.

A.       Drafts of the Agreements

B.       The Company's Certificate of Incorporation, and its Bylaws, as amended to date.

C. The Company's annual report under Form 10-KSB issued for the year ending June 30, 1998, the Company's Reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission, Registration Statements on Form S-1 and S-2 and the Company's most recent Proxy Statement and Information Statement (collectively the "Reports")

D.       Minutes of the Board of Directors Meeting of December 21, 1998, 1998
           approving the subject transaction
E.       Certificate of Officers and Directors.

In conducting my examination, I have assumed the following: (i) that each of the Agreements has been executed by each of the parties thereto in the same form as the forms which I have examined, (ii) the genuineness of all signatures, the legal capacity of natural persons, the authenticity and accuracy of all documents submitted to me as copies, (iii) that each of the Agreements has been duly and validly authorized, executed, and delivered by the party or parties thereto other than the Company, and (iv) that each of the Agreements constitutes the valid and binding agreement of the party or parties thereto other than the Company, enforceable against such party or parties in accordance with the Agreements' terms.

Based upon the foregoing, and subject to the qualifications and limitations stated in this opinion and the Standards, we are of the opinion that:

Based upon and subject to the foregoing, I am of the opinion that:

1. The Company has been duly incorporated and is validly existing as a corporation in good standing under the laws of the State of Florida, is duly qualified to do business as a foreign corporation and is in good standing in all jurisdictions where the Company owns or leases properties, maintains employees or conducts business, except for jurisdictions in which the failure to so qualify would not have a material adverse effect on the Company, and has all requisite corporate power and authority to own its properties and conduct its business;

2. The authorized capital stock of the Company consists of 100,000,000 Debentures of Common Stock, no par value per share ("Common Stock") and 2,000,000 Debentures of Preferred Stock, no par value, 450 of which have been designated as Series B, 75 of which have been designated as Series G, 108 of which have been designated as Series H and 455 of which have been designated as Series I..

3. The Common Stock is registered pursuant to Section 12(b) or Section 12(g) of the Securities Exchange Act of 1934, as amended and the Company has timely filed all the material required to be filed pursuant to Sections 13(a) or 15(d) of such Act for a period of at least twelve months preceding the date hereof;

4. When duly countersigned by the Company's transfer agent and registrar, and delivered to you or upon your order against payment of the agreed consideration therefor in accordance with the provisions of the Agreements, the Securities (and any Common Stock to be issued upon the conversion of the Securities) as described in the Agreements represented thereby will be duly authorized and validly issued, fully paid and non-assessable;

5. The company has the requisite corporate power and authority to enter into the Agreements and to sell and deliver the Securities and the Common Stock to be issued upon the conversion of the Securities as described in the Agreements; each of the Agreements has been duly and validly authorized by all necessary corporate action by the Company to our knowledge, no approval of any governmental or other body is required for the execution and delivery of each of the Agreements by the Company or the consummation of the transactions contemplated thereby; each of the Agreements has been duly and validly executed and delivered by and on behalf of the Company, and is a valid and binding agreement of the Company, enforceable in accordance with its terms, except as enforceability may be limited by general equitable principles, bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium or other laws affecting creditors rights generally, and except as to compliance with federal, state, and foreign securities laws, as to which no opinion is expressed;

6. To the best of our knowledge, the execution, delivery and performance of the Agreements by the company and the performance of its obligations thereunder do not and will not constitute a breach or violation of any of the terms and provisions of, or constitute a default under or conflict with or violate any provisions of (i) the Company's Certificate of Incorporation or By-Laws, (ii) any indenture, mortgage, deed of trust, agreement or other instrument to which the Company is a party or by which it or any of its property is bound, (iii) any applicable statue or regulation or as other, (iv) or any judgment, decree or order of any court of governmental body having jurisdiction over the Company or any of its property.

7. The issuance of Common Stock upon conversion of the Securities in accordance with the terms and conditions of the Certificate of Designation and the Agreements, will not violate the applicable listing agreement between the Company and any securities exchange or market on which the Company's securities are listed.

8. To our knowledge, after due inquiry, there is no pending or threatened litigation investigation or other proceedings against the Company (except as described in Exhibit A hereto).

This opinion is rendered only with regard to the matters set out in the numbered paragraphs above. No other opinions are intended nor should they be inferred. This opinion is based solely upon the laws of the State of Florida, as currently in effect, and the Florida Business l) Corporation Act and does not include an interpretation or statement concerning the laws of any other state or jurisdiction. Insofar as the enforceability of the Agreements may be governed by the laws of other states, we have assumed that such laws are identical in all respects to the laws of the State of Florida.

The opinions expressed herein are given to you solely for your use in connection with the transaction contemplated by the Agreements and may not be relied upon by any other person or entity or for any other purpose without our prior consent.

                                                     Very truly yours,

Rebecca J. Del Medico, General Counsel

                                                               EXHIBIT C

LITIGATION

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

DEFAULTS

In December 1996, the Company sold an aggregate of 450 shares of its Series B Convertible Preferred Stock, for an aggregate of $4,500,000, to Weyburn Overseas Limited ("Weyborn") and Goodland International Investment Ltd. ("Goodland") pursuant to Regulation D. The Company filed a Registration Statement of Form S-1 registering the share underlying the Series B Preferred. The shares were never converted and the registration statement is no longer current. On September 4, 1998, the Company received a notice of conversion from the Weyburn and Goodland requesting the issuance of 4,559,846 and 10,639,642 shares of common stock, respectively. The conversion rate of the Shares is 82% of the average market price over a five-day period prior to conversion or approximately $.35014 per share. The Company contends that when and if the Company converts the Preferred Shares, the Series B Holders may be entitle to an aggregate of 12,852,002 common shares pursuant to the conversion and 1,542,877 shares pursuant to the dividend provision of the Preferred Shares, not the 15,199,488 shares set forth in their notice. The Series B Holders have demanded damages in excess of $75,000, to be determined at trial, together with interest, costs, and legal fees.

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

On June 2, 1998, the Company finalized a private placement to Austost Anstalt Schaan and Balmore Funds S.A. of 100 shares of its Series H Convertible Preferred Stock (the "Preferred Shares") at a purchase price of $10,000 per share and 75,000A Warrant and 50,000 B Warrants. The A and B Warrants are exercisable at $1.00 and $1.50 per share, respectively. The offering was conducted pursuant to Regulation D as promulgated under the Securities Act of 1933, as amended (the "Regulation D Sale"). Pursuant to the terms of the Registration Rights Agreement, as amended, between the Company and the Series H holder, the Company is required to register 100% of the number of shares that would be required to be issued if the Preferred Stock were converted on the day before the filing of the Registration Statement (2,661,698 shares). The Company filed Amendment 1 to the Registration Statement on November 16 1998. The Company is in technical default of the Registration Rights Agreement, which required the Registration Statement to be declared effective by October 2, 1998. Pursuant to the Registration Rights Agreement, the Company is required to pay the Series H Holders, as liquidated damages for failure to have the Registration Statement declared effective, and not as a penalty, two (2%) percent of the principal amount of the Securities for the first thirty (30) days, and three (3%) percent of the principal amount of the Securities for each thirty (30) day period thereafter until the Company procures registration of the Securities. To date, the liquid damages were paid by the issuance of common stock.