Form 10QSB
period 1999-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 1999-11-17
CIK 790652

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: SEPTEMBER 30, 1999

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X__ NO_____

      The number of shares outstanding of each of the issuer's classes of equity as of September 30, 1999: 57,247,380 shares of common stock, no par value; and, 356 shares of Series B, 14 shares of Series G, 44 shares of Series H preferred convertible stock, no par value and 138 shares of Series I preferred convertible stock, no par value.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                         (A Developmental Stage Company)

PART I - FINANCIAL INFORMATION                                        PAGE

Condensed Balance Sheet -

      September 30, 1999 and June 30, 1999....................          4

Condensed Statement of Operations -
      Three months ended

      September 30, 1999 and 1998, and December 10,

      1993(date of inception) to September 30, 1999...........          5

Condensed Statement of Cash Flows -
      Three months ended September 30, 1999 and 1998,
      and December 10, 1993(date of inception)
      to September 30, 1999...................................          6

Notes to Condensed Financial Statements.......................          7

Financial Condition and Results...............................          8

Part II - Other Information

Item 1.    Legal Proceedings..................................         12

Item 2.    Changes in Securities..............................         12

Item 3.    Defaults Upon Senior Securities....................         12

Item 4.    Submission of Matters to a Vote of
                Security Holders .............................         12

Item 5.    Other Information..................................         12

Item 6.    Exhibits and Reports on Form 8-K...................         27

Signature ....................................................         28

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -    BASIS OF PRESENTATION

The financial information included has been condensed from financial statements prepared September 30, 1999. The results of operations for the three-month period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - GOING CONCERN

Imaging Diagnostic Systems, Inc. (IDSI) is currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. IDSI has yet to generate an internal cash flow, and until the sales of our product begin, we are totally dependent upon debt and equity funding. See
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially impact our ability to continue as a going concern. However, our management is continually negotiating with various outside entities for additional funding necessary to complete the clinical testing phase of development, required before we can receive FDA marketing clearance. Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for capital requirements to date. There is no assurance that once development of the CTLM(TM) prototype is completed and if and when FDA marketing clearance is obtained, that the CTLM(TM) will achieve market acceptance or that we will achieve a profitable level of operations.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                             Condensed Balance Sheet
                                     Assets

                                             Sept. 30, 1999     Jun. 30, 1999
Current Assets                                     Unaudited
              Cash                             $     70,417      $     70,037
              Inventory                           3,748,042         3,698,343
              Prepaid expenses                       58,250            58,250
              Other current assets                   46,310            30,950
                                                     ------            ------

              Total Current Assets                3,923,019         3,857,580
                                                  ---------         ---------

Property and Equipment, net                       2,670,705         2,707,994
Other Assets                                        544,388           561,158
                                                    -------           -------

                                               $  7,138,112      $  7,126,732
                                               ============      ============

                                Liabilities and Stockholders' Equity
Current Liabilities
              Accounts Payable, Accrued Exp
                and Accrued Dividends Payable  $  2,356,111      $  1,597,083
              Loans Payable                         947,076         1,232,271
              Current maturity of capital
                lease obligation                     10,798            10,572
              Other current liabilities                --             529,880
                                                   ---------        ---------

              Total Current Liabilities           3,313,985         3,369,806
                                                  ---------         ---------

Convertible Debenture                             2,047,500         1,100,000
Long-Term capital lease obligation                   12,775            15,561
                                                     ------            ------

              Total Liabilities                   5,374,260         4,485,367
                                                  ---------         ---------

Commitments and contingencies:
              Redeemable convertible
              preferred stock Series G              237,117           477,117


Stockholders Equity:
              Convertible Preferred
                (Series B) 7% cum. Div            3,560,000         3,900,000
              Convertible Preferred (Series H)      440,000           680,000
              Convertible Preferred (Series I)    1,380,000         1,380,000
              Common Stock                       31,355,235        29,820,729
              Additional paid-in capital          1,256,985         1,490,827
              Deficit accumulated during        (36,451,176)      (35,092,999)
                development stage                -----------       -----------

                                                  1,541,044         2,178,557

Less: subscriptions receivable                      (14,309)          (14,309)
                                                    -------           -------

              Total stockholders' equity          1,526,735         2,164,248
                                                  ---------         ---------

                                               $  7,138,112      $  7,126,732
                                               ============      ============




                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          A Developmental Stage Company
                                   (Unaudited)
                        Condensed Statement of Operations

                                                   3 Months Ended            Since Inception
                                                    September 30,            (12/10/93) to
                                                1999            1998         Sept. 30, 1999
Compensation and related benefits:
  Administrative and engineering        $    314,888    $    292,064         $  8,267,422
  Research and development                   201,322         186,730            2,890,911
Research and development expenses              1,093          46,775            2,991,495
Advertising and promotion expenses             5,329           6,749              906,443
Selling, general and administrative           82,039          95,456            1,770,000
Clinical expenses                             21,918           3,876              399,357
Consulting expenses                            5,236          29,996            3,031,457
Insurance costs                               48,701          45,015              549,908
Professional fees                             24,054          40,030            1,668,717
Stockholder expenses                            --              --                161,675
Trade show expenses                            3,152          41,643              660,013
Travel and subsistence costs                  38,694          32,332              607,214
Rent expense                                   3,682           8,777              279,951
Interest expense                             341,278             743            1,112,518
Loan placement expenses and fees              81,500            --                282,994
Depreciation and amortization                 77,896          56,873            1,066,714
Amortization of deferred compensation           --           377,609            4,064,250
Liquidated damages costs                      31,000            --                291,000
Interest income                                  (58)           (674)            (198,595)

                                           1,281,724       1,263,994           30,803,444
                                           ---------       ---------           ----------

Net Loss                                $ (1,281,724)   $ (1,263,994)        $(30,803,444)

Dividends on cumulative Pfd. stock:
From discount at issuance                       --              --             (4,694,583)
Earned                                       (76,453)        (56,953)            (953,149)
                                             -------         -------             --------


Net loss applicable to
     common shareholders                $ (1,358,177)   $ (1,320,947)        $(36,451,176)
                                        ------------    ------------         ------------

Net Loss per common share:
Basic:
Net loss per common share                 $    (0.03)     $    (0.04)          $    (1.40)
                                          ==========      ==========           ==========
Weighted avg. no. of common shares        51,064,251      37,459,191           25,995,799
                                          ==========      ==========           ==========

Diluted:
Net loss per common share                 $    (0.03)     $    (0.04)          $    (1.40)
                                          ==========      ==========           ==========
Weighted avg. no. of common shares        51,064,251      37,459,191           25,995,799
                                          ==========      ==========           ==========





                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                        Condensed Statement of Cash Flows

                                                             Three Months            Since Inception
                                                          Ended September 30,        (12/10/93) to
                                                        1999            1998         Sept. 30, 1999
Cash provided by (used for)
     Operations:
              Net loss                             $ (1,281,724)   $ (1,263,994)      $(30,803,444)
              Changes in assets and liabilities         662,966         409,728         15,237,926
                                                        -------         -------         ----------
              Net cash used by operations              (618,758)       (854,266)       (15,565,518)
                                                       --------        --------        -----------


Investments
      Capital expenditures                              (40,607)        (21,283)        (6,565,055)
                                                        -------         -------         ----------
      Cash used for investments                         (40,607)        (21,283)        (6,565,055)
                                                        -------         -------         ----------


Cash flows from financing activities:
      Repayment of capital lease obligation              (2,560)         (3,282)           (26,716)
      Other financing activities - NET                  662,305         585,000          3,917,036
      Proceeds from issuance of preferred stock            --              --           13,039,500
      Net proceeds from issuance of common stock           --            82,964          5,271,170
                                                       ---------         ------          ---------

      Net cash provided by financing activities         659,745         664,682         22,200,990
                                                        -------         -------         ----------

Net increase (decrease) in cash                             380        (210,867)            70,417

Cash, beginning of period                                70,037         310,116               --
                                                         ------         -------          ---------

Cash, end of period                                $     70,417    $     99,249       $     70,417
                                                   ============    ============       ============

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE RISKS AND UNCERTAINTIES SET FORTH UNDER THE CAPTION "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS", IN OUR FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Imaging Diagnostic Systems, Inc. is a developmental stage company, which, since inception, has been engaged in research and development of its Computed Tomography Laser Mammography (CTLM(TM)). The CTLM(TM) is a breast-imaging device for the detection of cancer, utilizes laser technology and proprietary computer algorithms to produce three dimensional cross section slice images of the breast. Due to the fact that IDSI is in the last stages of the development of its cancer detection technology and its CTLM(TM), it has not yet engaged in any marketing or distribution of it products and therefore has had no revenue from its operations.

We have incurred net losses applicable to common shareholders since inception through September 30, 1999, of approximately $36,451,176 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(TM), the costs associated with the clinical trials and other research and development activities. There can be no assurances that the CTLM(TM) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(TM) to allow us to operate profitably.

RESULTS OF OPERATIONS

General and administrative expenses during the three months ended September 30, 1999, were $82,039 representing a decrease of $13,417 for the corresponding period for 1998. The decrease was primarily due to a decrease in administrative costs associated with the development of the CTLM(TM) breast-imaging device.

Compensation and related benefits during the three months ended September 30, 1999, were $516,210 representing an increase of $37,416 for the corresponding period for 1998. The increase was primarily due to the hiring of additional employees to administer our clinical site.

Research and development expenses during the three months ended September 30, 1999, were $1,093 representing a decrease of $45,682 for the corresponding period for 1998. The decrease is due primarily to finalizing certain components of the CTLM(TM) device.

Advertising and promotion expenses during the three months ended September 30, 1999, were $5,329 representing a decrease of $1,420 for the corresponding period for 1998. The decrease is due primarily to the reduction of advertising in domestic and foreign medical imaging and medical device publications, and the elimination of public relations and investor public relations expenses.

Consulting expenses during the three months ended September 30, 1999, were $5,236 representing a decrease of $24,760 for the corresponding period for 1998. The decrease is due primarily to the reduced use of outside consultants needed for special non-recurring projects required prior to placing CTLM(TM) units into clinical trials.

Clinical expenses during the three months ended September 30, 1999, were $21,918 representing an increase of $18,042 for the corresponding period for 1998. The increase is due primarily to the cost of operating our Nassau County Medical Center clinical site.

Insurance costs during the three months ended September 30, 1999, were $48,701 representing an increase of $3,686 for the corresponding period for 1998. The increase is due primarily to additional premiums for Workers' Comp., Health Insurance, and Property and Casualty Insurance.

Professional expenses during the three months ended September 30, 1999, were $24,054 representing a decrease of $15,976 for the corresponding period for 1998. The decrease in professional fees is a result of reduced use of outside counsel.

Stockholder expenses during the three months ended September 30, 1999, were $0 and they were $0 for the corresponding period for 1998. The reason for no stockholder expenses is due to the fact that we did not do any stockholder mailings in those quarters.

Tradeshow expenses during the three months ended September 30, 1999, were $3,152 representing a decrease of $38,491 for the corresponding period for 1998. The decrease is due to no changes or modifications were required for our exhibit for the 1998 Radiological Society of North America's Scientific Assembly and Annual Meeting in Chicago, IL.

Travel and subsistence costs during the three months ended September 30, 1999, were $38,694 representing an increase of $6,362 for the corresponding period for 1998. The increase was primarily due to travel and housing expenses for our clinical application specialists at Nassau County Medical Center.

Rent expense during the three months ended September 30, 1999, was $3,682 representing a decrease of $5,095 for the corresponding period for 1998. This decrease was primarily due to the payment in full on a lease purchase agreement in a previous quarter.

Interest expense during the three months ended September 30, 1999, was $341,278 representing an increase of $340,535 for the corresponding period for 1998. The increase is due primarily to recording the interest on the loans that we entered into in previous quarters.

Amortization of deferred compensation during the three months ended September 30, 1999, was $0 representing a decrease of $377,609 for the corresponding period in 1998. The decrease was a result of having no deferred compensation for the quarter.

Liquidated damage costs during the three months ended September 30, 1999, were $31,000 representing an increase of $31,000 for the corresponding period in 1998. The increase was a result of having to pay liquidated damages to the Series H holders because our registration statement for their common shares was not declared effective by the date required in our subscription and registration rights agreement.

Interest income during the three months ended September 30, 1999, was $58 representing a decrease of $616 for the corresponding period for 1998. The decrease was a result of the overall decrease in cash that we invested on a daily basis.

Dividends earned on the cumulative preferred stock for the three months ended September 30, 1999, increased $19,500 when compared with the corresponding period for 1998, due to the fact that a new Series I convertible preferred was finalized April 6, 1999, and accrued dividends payable from that date.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $70,417 as of September 30, 1999. This is an increase of $380 from $70,037 for the year ended June 30, 1999. During the quarter ending September 30, 1999, the aggregate gross proceeds from draws on the convertible debenture were $947,500. In connection with the draws on the convertible debenture we paid $82,500 in placement fees. During the quarter ending September 30, 1999, we received $50,000 in short-term financing from unaffiliated parties.

We do not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for research and development, the costs associated with the clinical trials and the expected costs of commercializing our initial product, the CTLM(TM) device.

Property and Equipment was valued at $2,670,705 net as of September 30, 1999. The overall decrease of $37,289 is due primarily to depreciation recorded for the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

We are currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. We have yet to generate an internal cash flow, and until the sale of our product begins, we are totally dependent upon debt and equity funding. In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially impact our ability to continue as a going concern.

We have financed our operating and research and development activities through several Regulation S and Regulation D private placement transactions. Net cash used for operating and research and development expenses during the first quarter ending September 30, 1999, was $618,758 primarily due to our continued research and development of the CTLM(TM) device and preparations for FDA clinicAL investigational trials including the manufacture of five (5) CTLM(TM) Breast Imaging Systems, compared to net cash used by operatiNG activities of research and development of the CTLM(TM) device and related software development of $854,266 in the same quarter endiNG September 30, 1998. At September 30, 1999, we had a working capital of $609,034 compared to a working capital of $487,774 at September 30, 1998. On May 27, 1998, we entered into an irrevocable commitment with a consortium of prominent banking institutions to invest up to $15 million in IDSI over the next three years. A formal Equity Line of Credit Agreement was to be drafted, reviewed, and executed at a later date. On May 28, 1998, we issued a press release announcing the $15 million commitment. In this press release we also stated that this financing would eliminate our financial concerns and allow us to focus strictly on bringing the world's first laser based mammography system to market. The foregoing statements, which were made in the May 28th announcement, are no longer accurate because we were unable to draw on the equity credit line. Due to the unavailability of the principals of the investors' groups, the workload of the investors' attorney and the time and effort spent by us in filing the Information Statement and Registration Statement, the formal Equity Line of Credit Agreement was delayed. During this time the price of our stock declined from $.54 on May 27, 1998 to $.26 on August 27, 1998. As a result of the stock price decline, we could not utilize the Equity Line because the stock price was below the minimum price at which the banking institutions are required to purchase our equity securities. Moreover, due to the stock price decline, we had to increase our number of authorized shares in order to have shares available for the conversion of the Series B and other preferred shares. The increase in shares required an information statement filing with the SEC. Since we already had a commitment for the equity line of credit and could not utilize the equity line due to the stock price decline and the need for additional shares, we centered our time, efforts and resources on the Information Statement and Registration Statement and the Equity Agreement was not finalized until November 20, 1998. Although the equity line of credit is in place, we are unable to utilize it at the present time due to;

(1) The price of our common stock is now trading below the $.50 required closing price;
(2) IDSI and our investors will have to amend the agreement to provide for a draw down and issuance of the common stock according to Regulation D and then registration of the shares; or
(3) We will have to file a shelf registration, if it is available to us at the time that we intend to use the equity line of credit.
 See "Sale of  Unregistered  Securities-Financing/Equity Line of Credit".

During the first quarter ending September 30, 1999, we were able to raise a total of $865,000 less expenses through Regulation D private placements. On April 6, 1999, we finalized a Convertible Debenture in the initial amount of $1,100,000. Subsequent debentures totaling 947,500 were finalized during the quarter ending September 30, 1999. See Section 5, Private Placements,
Convertible Debentures. We may continue to receive working capital from the exercise of stock options, private placements and long-term debt and operations. If our working capital were insufficient to fund our operations, we would have to explore additional sources of financing. No assurances can be given that future financing would be available or if available, that it could be obtained at terms satisfactory to us. We have already granted a mortgage on our corporate property as security for the convertible debenture and therefore, in all likelihood, would be unable to use such property to collateralize any additional financing. Our ability to effectuate our plan of and continue operations is dependent on our ability to raise capital, structure a profitable business, and generate revenues.

Capital expenditures for the first quarter ending September 30, 1999, were approximately $40,607 as compared to approximately $21,283 for the first quarter ending September 30, 1998. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, computer software, laboratory equipment, and other fixed assets. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2000, will be approximately $75,000.

In September 1998, we sold one unit, consisting of a $250,000 promissory note and 200,000 shares of common stock, to Settondown Capital International, Ltd., an unaffiliated third party, according to Regulation D, for an aggregate purchase price of $250,000. These shares were included in the Registration Statement which became effective July 30, 1999. At the time the sale occurred, the average bid and ask price of our common stock was $.595. The Note bears interest at the rate of 12% per annum. The Note is personally guaranteed by Linda B. Grable, our President. The repayment of the Note, which was originally due on October 2, 1998, was extended four times and now due November 30, 1999. We are in the process of extending the due date into the year 2000 to avoid default. We have not received a notice of default in connection with this Note. In connection with the sale, we paid the sum of $23,000 to Manchester Asset Management, Ltd., an unaffiliated third party, as a placement fee. Net proceeds of $227,000 were used as follows: (i) salaries ($21,849-executive officers and $62,447-employees) (ii) machinery and equipment $5,959; (iii) operating expenses ($55,240-inventory parts and assemblies, employee health insurance, workers comp. and property insurance) and (iv) working capital $82,000. According to the terms of the Note the principal and interest is payable in cash, however we are negotiating to repay the note in common stock. We intend to repay the note either from the debenture or other equity and/or debt financing or by the issuance of additional securities. As of the date of this filing, this loan remains unpaid.

In October 1998, we sold one unit, consisting of a $100,000 promissory note and 80,000 shares of common stock, to Avalon Capital, Inc., an unaffiliated third party, according to Regulation D for an aggregate purchase price of $100,000. These shares are included in the Registration Statement. No placement fee was paid in connection with this offering, however we did issue 5,000 shares of common stock to Goldstein, Goldstein and Reis LLC, an unaffiliated third party, as payment for the attorneys fees incurred by the Purchaser according to the offering. At the time the placement was concluded, the average bid and ask price of our common stock was approximately $.50 per share. The Note bears interest at the rate of 12% per annum. The note, which was originally due November 2, 1998, was extended four times and is now due November 30, 1999. We are in the process of extending the due date into the year 2000 to avoid default. We have not received a notice of default in connection with the Note. The Note is personally guaranteed by Linda B. Grable, our President. Net proceeds of $100,000 were used as follows: (i) salaries ($21,849-executive officers and $62,448-employees) and
(ii) working capital $15,703. According to the terms of the Note the principal and interest is payable in cash, however we may try to negotiate repayment in common stock. We intend to repay the note either from the debenture or other equity and/or debt financing or by the issuance of additional securities. As of the date of this filing, this loan remains unpaid.

During the three months ending September 30, 1999, we entered into loans with Balmore S.A. for the aggregate of sum of $50,000 and signed promissory notes with an interest rate of 15% annum. The note was guaranteed by Richard J. Grable, our Chief Executive Officer and by Linda B. Grable, our President. We also entered into loans with Austost Anstalt Schaan for the aggregate of sum of $50,000 and signed promissory notes with an interest rate of 15% annum. The note was guaranteed by Richard J. Grable, our Chief Executive Officer and by Linda B. Grable, our President. There were no other changes in our existing debt agreements other than extensions and we had no outstanding bank loans as of September 30, 1999. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We will need substantial additional funds for our research and development programs, pre-clinical and clinical testing, operating expenses, regulatory processes, and manufacturing and marketing programs. Our future capital requirements will depend on many factors, including the following:

1) The  progress of our research and  development  projects;
2) The progress of pre-clinical  and clinical  testing;
3) The time and cost involved in obtaining regulatory approvals;
4) The cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
5) Competing  technological and market developments;
6) Changes and developments in our existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish; and
7) The development of commercialization activities and arrangements.

We do not expect to generate a positive internal cash flow for at least several years due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(TM) device. We do not have sufficient cash to fund our operations until the end of the fiscal year ending June 30, 2000, requiring us to draw upon the second and third tranche of the convertible debenture and, if necessary, to secure additional funding through the private placement sale of debt or equity securities.

ISSUANCE OF STOCK FOR SERVICES/DILUTIVE IMPACT TO SHAREHOLDERS

We have and may continue to issue stock for services performed and to be performed by consultants. Since we have generated no revenues to date, our ability to obtain and retain consultants may be dependent on our ability to issue stock for services. Since July 1, 1996, to the filing date of this Report, we have issued an aggregate of 1,806,500 shares of common stock according to Registration Statements on Form S-8. The aggregate fair market value of the shares was $2,327,151. The issuance of large amounts of common stock for services rendered or to be rendered and the subsequent sale of such shares may depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change in our control.

We are currently seeking additional capital to fund our future operations through private debt or equity financing, or collaborative licensing or other arrangements with strategic partners. There can be no assurance that this financing can be obtained or, if it is obtained, that the terms will be acceptable. We plan to continue our policy of investing excess funds, if any, in a daily cash management account at First Union National Bank.

PART II

                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

On August 25, 1999, we were served with a civil suit by Andrew Abraham Skolnick, which we believe to be without merit. Our attorneys have filed a motion for dismissal.

We  are  not  aware  of  any  other  material  legal  proceedings,   pending  or
contemplated, to which we are, or would be a party to or of which any of our property is, or would be, the subject.

ITEM 2.    CHANGES IN SECURITIES.

In March 1999, the Board of Directors amended our Articles of Incorporation in order to designate a class of shares as Series G convertible preferred. The Series G preferred is non-voting, can be converted into our common stock and has rights and preferences that materially limit or qualify the rights of the holders of registered common stock, including a liquidation preference of $10,000 per share. See Item 5 "Other Information - Private Placements".

In April 1999, the Board of Directors amended our Articles of Incorporation in order to designate a class of shares as Series I convertible preferred. The Series I preferred is non-voting, can be converted into our common stock and has rights and preferences that materially limit or qualify the rights of the holders of registered common stock, including a liquidation preference of $10,000 per share. See Item 5 "Other Information - Private Placements".

In April 1999, the Board of Directors and the Series B preferred shareholders amended the Certificate of Designation of the Series B preferred to provide for a conversion limitation of 4.99% or less. See Item 5 "Other Information - Private Placements".

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                None.

ITEM 5.    OTHER INFORMATION

BACKGOUND

During the first year of operations, we researched the interaction between high speed, rapid pulsed (Ti-Sapphire) laser technology and various detection technologies associated with standard computed tomographic (CT) schemes. This research was based upon a prototype that was developed by Richard Grable, our Chief Executive Officer, prior to his association with us. During June of 1995, Mr. Grable filed a patent for his prototype, which was able to create images of a breast. We refined various software and hardware configurations and components of the device based on these first images and filed a total of twelve ancillary United States patents since 1996.

In November 1995, we began discussions with Strax Breast Diagnostic Institute to conduct clinical trials at their facility. The original CTLM(TM) prototype used an Argon pump laser, which required a 6-ton water chiller. The landlord of the Strax office building was unwilling to allow us to install this chiller on the roof because of its weight and its potential to leak water. In December 1995, we learned of a new type of pump laser using diodes being developed by Spectra Physics Lasers. This new laser was powered by a standard 110 volt outlet and only required a small portable chiller to cool the crystal. Rather than continuing to develop the CTLM(TM) with a laser that required massive cooling we decided to wait for delivery of the first Solid State Diode Pump laser package from Spectra-Physics. The lasers were delivered on January 24, 1996. Because it was the first of its kind, many modifications had to be made by Spectra-Physics field engineers to the lasers before it would operate to specification. We immediately began re-engineering the CTLM(TM) to integrate this new laser into our system.

After extensive testing of the laser system, we designed and built two pre-production CTLM(TM) scanners, one of which would be installED at Strax. In addition to the change in lasers, modifications were made in both the detection scheme and software.

On December 12, 1995, we had a preliminary meeting with the Food and Drug Administration to generally discuss the approach we would take to obtain marketing clearance for our CTLM(TM). We were advised that we would need to submit and have approved a pre-market approval application (PMA) in order to obtain marketing clearance for the device. We were also advised that we would need to submit an investigational device exemption (IDE) application to the FDA in order to commence human clinical trials of the device. An IDE allows a company to conduct human clinical trials without filing an application for marketing clearance.

We submitted our IDE application on January 8, 1996, and it was approved February 9, 1996. During calendar year 1996, among other matters, we further refined the detection scheme and laser power configuration in order to obtain substantially better image quality. In order to incorporate the changes, we were required to submit to the FDA an amendment to our IDE application. According to the IDE, as amended, we were authorized to scan 50 patients at the Strax Breast Diagnostic Center in Lauderhill, Florida, and 20 additional patients at our in-house facility. The CTLM(TM) was installed at Strax in November 1996, and three patients were scanneD. After scanning the three patients at Strax, we learned of a different type of laser, which could be used in conjunction with the new Solid State Diode Pump laser package from Spectra-Physics. We believed that this additional laser component would greatly increase the performance and image quality of the CTLM(TM). We halted the clinical investigational trials at Strax in December 1996 and plannED to resume the study after the second system modification.

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

The FDA responded to the submission on October 1998, asking that we limit future submissions to significant findings, milestones, annual reports, or changes that may affect the safety of the CTLM(TM). We scanned 20 women at our in-house facility. These scans produced no significant findings, milestones or changes that would effect the safety of the CTLM(TM) so there were no additional submissions except for the request to expand the study to Nassau County Medical Center.

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

On January 14, 1999, we received notice that the IDE application to extend the in-vivo study to Nassau County Medical Center was conditionally approved. We immediately supplied the additional documentation required by the FDA, and the conditions were complied with. The IDE application was limited to one institution (Nassau County Medical Center) and 275 subjects. We had originally intended to have the CTLM(TM) positioned at Nassau County Medical Center no later than mid February 1999, however due to renovations AT Nassau County Medical Center, the delivery of the CTLM(TM) was postponed until the renovations were complete. On March 3, 1999, the CTLM(TM) system was shipped to Nassau County Medical Center. After several administrative problems, on June 21, 1999, we receivED written representation from Nassau County that we could begin the clinical investigational trials according to the original IDE and the payment of reasonable and customary charges for a three-month study. On July 8, 1999, Nassau County began scanning patients for the clinical investigational trials.

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

In May 1998, realizing that we had no formal written agreement in place with Mr. Grable, we immediately began negotiating with Mr. Grable for the exclusive use of the patent. In June 1998, a written agreement was entered into. See "Cautionary Statements-Dependence on Patent Licensed by Founder; Dependence on Patents and other Proprietary Information", "Business-Patent" and "Business-Patent License Agreement".

In January 1997, we applied for a patent for a fluorescence imaging scanner. We have received Issue Notification indicating that the Patent was issued on September 14, 1999, as Patent No. 5,952,664.

CLINICAL UPDATE

On November 16, 1999, we announced our agreement with the University of Virginia Medical Center as the second approved testing site. The FDA approved protocol under the IDE provides for 275 subjects, similar to the IDE protocol approved for Nassau County Medical Center. The clinical investigational trials began on Monday, November 15, 1999.

PRIVATE PLACEMENTS

We have had to rely on the private placement of preferred and common stock to obtain working capital. In deciding to issue preferred shares according to the private placements, we took into account the number of common shares authorized and outstanding, the market price of the common stock at the time of each preferred sale and the number of common shares the preferred shares would have been convertible into at the time of the sale. At the time of each private placement of preferred stock there were enough shares, based on the price of our common stock at the time of the sale of the preferred to satisfy the preferred conversion requirements. Although our Board of Directors tried to negotiate a floor on the conversion price of each series of preferred stock prior to sale, it was unable to do so. In order to obtain working capital we will continue to seek capital through debt or equity financing which may include the issuance of convertible preferred stock whose rights and preferences are superior than those of the common stock holders. We will try to negotiate the best transaction possible taking into account the impact on our shareholders, dilution, loss of voting power and the possibility of a change of control. However, in order to satisfy our working capital needs, we may be forced to issue convertible securities with no limitations on conversion. In addition, the dividends on the preferred stock affect the net losses applicable to shareholders. There are also adjustments as a result of the calculation of the deemed preferred stock dividends applicable because we have entered into contracts providing for discounts on the preferred stock when it is converted. As a result of the dividends on cumulative preferred stock, the net loss per common shareholder from the dividend portion has remained the same at $.002 per share for the quarter ending September 30, 1999, as compared to the corresponding period for 1998. The cumulative total of the dividend portion is $.22 per share.

In the event that we issue preferred stock without a limit on the number of shares that can be issued upon conversion and the price of our common stock decreases, the percentage of shares outstanding that will be held by preferred holders upon conversion will increase accordingly. The lower the market price the greater the number of shares to be issued to the preferred holders, upon conversion, thus increasing the potential profits to the holder when the price per share increases and the holder sells the common shares. The preferred stockholders potential for increased share issuance and profit, including profits derived from shorting our common stock, in addition to a stock overhang of an undeterminable amount, may depress the price of our common stock. In addition, the sale of a substantial amount of preferred stock to relatively few holders could cause a possible change of control. In the event of a voluntary or involuntary liquidation while the preferred stock is outstanding, the holders will be entitled to a preference in distribution of our property available for distribution equal to $10,000 per share. The following table summarizes information with regard to the outstanding Series B, G, H, and I convertible preferred shares as of November 17, 1999.


SERIES/# OF        COMMON      CONVERSION    #  OF  COMMON  SHARES  APPROX. PRICE OR    # OF COMMON  SHARES
PREFERRED SHARES   STOCK       PRICE AT      CONVERTIBLE INTO AT    PRICE RANGE OF      ISSUED UPON
UNCONVERTED        PRICE AT    TIME OF       TIME OF ISSUANCE (1)   COMMON STOCK        CONVERSIONS
                   TIME OF     ISSUANCE                             AT TIME OF
                   ISSUANCE                                         CONVERSIONS
B/325.5            $4.70       $3.85         1,168,831              $.379 to $.0861        8,269,001
G/14               $.34        $.255         1,490,196              $.1519 to $.10875      1,862,953 (2)
H/44               $.56        $.42          2,571,429              $5025 to $.0885        3,825,392
I/138              $.38        $.285         4,842,105              N/A                    N/A

(1) Approximate number estimated for the purpose of this table only.

(2) Of the  1,862,953,  513,879 we issued with a restrictive  legend since their
were  an  insufficient   number  of  shares  available  under  the  registration
statement.

SERIES B PREFERRED STOCK

In December 1996, we sold an aggregate of 450 shares of our Series B convertible preferred stock, for an aggregate of $4,500,000, to Weyburn Overseas Limited (Weyburn) and Goodland International Investment Ltd. (Goodland) according to Regulation D. At the time the placement was concluded, the average bid and ask price of our common stock was approximately $4.70 per share. Net proceeds to us of $4,500,000 were used for working capital and the continuous research, development and testing of our CTLM(TM). No fees were paid IN connection with this offering.

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

On October 7, 1998, a lawsuit was filed against us in the United States District Court, Southern District of New York, by the Series B holders (Case No. 98 Civ.
086). On April 6, 1999, the Series B preferred stock was sold by the Series B holders to Charlton Avenue, LLC (Charlton), an unaffiliated third party with no prior relationship to us or the Series B holders. On April 6, 1999, we also entered into a Subscription Agreement with Charlton whereby we agreed to issue to Charlton 138 shares of our Series I, 7% convertible preferred stock. Our Board of Directors established the value of the Series I preferred at $10,000 per share.

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

As of the date of this Report, the following number of Series B preferred stock has been converted into common shares:

           SERIES B
           PFD SHARES      COMMON SHARES
           CONVERTED       CONVERTED INTO       CONVERSION PRICE
                60            1,931,123              $.379
                10              620,155              $.16125
                 3              547,409              $.127875
                17            1,552,964              $.1131
                18            2,107,358              $.088724
              12.5            1,509,992              $.0861

As of November 17, 1999, we have a balance of 325.5 Series B preferred shares not yet converted.

SERIES C PREFERRED STOCK

On October 6, 1997, we finalized the private placement to Austost Anstalt Schaan, UFH Endowment, Inc., Chris Baum, Avalon Capital Limited, Dominion Capital, Ltd. and The Cuttyhunk Fund Limited an aggregate of 210 shares of our Series C convertible preferred stock at a purchase price of $10,000 per share and warrants to purchase up to 105,000 shares of our common stock at an exercise price of $1.63 per share and to purchase up to 50,000 warrants at an exercise price of $1.56. The offering was conducted according to Regulation S under the Securities Act of 1933, as amended. At the time the placement was concluded, the average bid and ask price of our common stock was approximately $1.63 per share.

The preferred shares were convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, without additional consideration. According to the Subscription Agreement, the Series C holder, or any subsequent holder of the preferred shares, was prohibited from converting any portion of the preferred stock which would result in the holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Act of 1934, as amended, of 4.99% or more of the then issued and outstanding common stock. Due to this contractual ownership limitation, the Series C preferred shares were converted, in increments that, together with all shares of our common stock held by the holder, would not exceed 4.99% of our outstanding common stock. The number of fully paid and non-assessable shares of our common stock, no par value, issued upon conversion was determined by dividing (i) the sum of $10,000 by (ii) the conversion price in effect at the time of conversion. The conversion price was equal to seventy five percent (75%) of the average closing price of our common stock for the five-day trading period ending on the day prior to the date of conversion provided, however, in no event was the conversion price to be greater than $1.222 per share.

According to the Regulation S Sale documents, we were also required to escrow an aggregate of 3,435,583 shares of our common stock (200% of the number of shares the Purchasers would have received if the preferred shares were exercised on the closing date of the Regulation S Sale). The shares underlying the preferred shares and warrants were entitled to demand registration rights in the event that Regulation S was amended prior the conversion of the preferred stock. This right expired upon conversion.

In connection with this sale, we paid Settondown Capital International, Ltd., an unaffiliated investment banker an aggregate of $220,500 for placement and legal fees. Net proceeds to us of $1,879,500 were used for working capital and the continuous research, development and testing of the CTLM(TM).

The Series C preferred stock was subsequently converted, in increments of less than 4.99% of our outstanding shares, into an aggregate of 2,646,527 common shares.

SERIES D PREFERRED STOCK

On January 9, 1998, we finalized the private placement to Avalon Capital Ltd. of 50 shares of our Series D convertible preferred stock, at a purchase price of $10,000 per share and warrants to purchase up to 25,000 shares of our common stock at an exercise price of $1.22 per share. The offering was conducted according to Regulation S under the Securities Act of 1933, as amended. At the time the placement was concluded, the average bid and ask price of our common stock was approximately $1.22 per share.

The preferred shares were convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, without additional consideration. According to the Subscription Agreement, the Series D holder, or any subsequent holder of the preferred shares, was prohibited from converting any portion of the preferred stock which would result in the holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding common stock. Due to this contractual ownership limitation, the Series D preferred shares were converted in increments that, together with all shares of our common stock held by the holder, would not exceed 4.99% of our outstanding common stock. The number of fully paid and non-assessable shares of our common stock, no par value, issued upon conversion was determined by dividing (i) the sum of $10,000 by (ii) the conversion price in effect at the time of conversion. The conversion price was equal to seventy five percent (75%) of the average closing price of our common stock for the five-day trading period ending on the day prior to the date of conversion. The shares underlying the preferred shares and warrants were entitled to demand registration rights in the event that Regulation S was amended prior the conversion of the preferred stock. This right expired upon conversion.

In connection with the Regulation S Sale, we issued 4 preferred shares to Settondown Capital International, Ltd., an unaffiliated Investment Banker for placement fees and paid legal fees of $5,000. Net proceeds to us of $495,000 were used for working capital and the continuous research, development and testing of the CTLM(TM). The Series D preferred stock was subsequently converted, in incremenTS of less than 4.99% of our outstanding shares, into an aggregate of 1,717,134 common shares.

SERIES E PREFERRED STOCK

On February 5, 1998, we finalized the private placement to Austost Anstalt Schaan and Balmore Funds S.A. of 50 shares of our Series E convertible preferred stock, at a purchase price of $10,000 per share and warrants to purchase up to 25,000 shares of our common stock at an exercise price of $1.093 per share. The offering was conducted according to Regulation S under the Securities Act of 1933, as amended. At the time the placement was concluded, the average bid and ask price of our common stock was approximately $1.093 per share.

The preferred shares were convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter without additional consideration. According to the Subscription Agreement, the Series E holder, or any subsequent holder of the preferred shares, was prohibited from converting any portion of the preferred stock which would result in the holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Act of 1934, as amended, of 4.99% or more of the then issued and outstanding common stock. Due to this contractual ownership limitation, the Series E preferred shares were converted, in increments that, together with all shares of our common stock held by the holder, would not exceed 4.99%. The number of fully paid and non-assessable shares of our common stock, no par value, issued upon conversion was determined by dividing (i) the sum of $10,000 by (ii) the conversion price in effect at the time of conversion. The conversion price is equal to seventy five percent (75%) of the average closing price of the our common stock for the five-day trading period ending on the day prior to the date of conversion.

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

The Series E preferred stock was subsequently converted, in increments of less than 4.99% of our outstanding shares, into an aggregate of 1,282,826 common shares.

SERIES F PREFERRED STOCK

On February 20, 1998, we finalized a private placement to Dominion Capital Fund, LTD and Canadian Advantage, LTD of 75 shares of our Series F convertible preferred stock at a purchase price of $10,000 per share. The offering was conducted according to Regulation S under the Securities Act of 1933, as amended. At the time the placement was concluded, the average bid and ask price of our common stock was approximately $1.31 per share.

The F preferred shares pay a dividend of 6% per annum, payable in common stock at the time of each conversion and were convertible, at any time, commencing May 15, 1998, and for a period of two years thereafter without additional consideration. According to the Subscription Agreement, the Series F holder, or any subsequent holder of the F preferred shares, was prohibited from converting any portion of the preferred stock which would result in the holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Act of 1934, as amended, of 4.99% or more of the then issued and outstanding common stock. Due to this contractual ownership limitation, the Series F preferred shares were converted, in increments that, together with all shares of our common stock held by the holder, would not exceed 4.99% of our outstanding common stock. The number of fully paid and non-assessable shares of our common stock, issued upon conversion was determined by dividing (i) the sum of $10,000 plus any earned dividends by (ii) the conversion price in effect at the time of conversion. The conversion price is equal to seventy percent (70%) of the average closing price of our common stock for the five-day trading period ending on the day prior to the date of conversion. The shares underlying the preferred shares are entitled to demand registration rights in the event that Regulation S was amended prior the conversion of the preferred stock. According to these demand rights the 1,971,375 shares of common stock issued upon the conversion of the Series F preferred are being registered on behalf of the holders according to a Registration Statement on Form S-2.

In connection with the Regulation S Sale, we paid, Rolcan Finance, Ltd. an aggregate of $50,000 for placement and legal fees. Net proceeds to us of $700,000 were used for working capital and the continuous research, development and testing of the CTLM(TM).

SERIES G PREFERRED STOCK

On March 17, 1999, we finalized a private placement to Amro International, S.A., Nesher Inc., Hewlett Fund, and Guaranty & Finance Ltd. of 35 shares of our Series G convertible preferred stock at a purchase price of $10,000 per share and two year warrants to purchase 65,625 shares of our common stock at an exercise price of $.50 per share. The offering was conducted according to Regulation D under the Securities Act of 1933, as amended. At the time the placement was concluded, the average bid and ask price of our common stock was approximately $.34 per share. In connection with the Regulation D Sale, we paid Settondown Capital International, Ltd., and Libra Finance S.A., unaffiliated Investment Bankers an aggregate of 3 shares of the Series G preferred stock for placement and legal fees. Net proceeds of $350,000 will be used for working capital and the continuous research, development and testing of the CTLM(TM).

The Series G preferred has no dividend provisions. The number of fully paid and non-assessable shares of common stock to be issued upon conversion will be determined by dividing (i) the sum of $10,000 (ii) the conversion price in effect at the time of conversion. The conversion price is equal to lesser of (i) seventy-five percent (75%) discount to the two lowest bids in a ten day period immediately preceding the conversion date; or (ii) $.54. There is no floor on the conversion price and no time limits on conversion. The shares can be converted at any time without additional consideration. According to the Subscription Agreement, and Series G Designation, the Series G holder, or any subsequent holder of the preferred shares, is prohibited from converting any portion of the preferred stock which would result in the holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then issued and outstanding common stock. Due to this ownership limitation, the Series G preferred shares can only be converted in increments that, together with all shares of our common stock held by the holder, would not exceed 4.99%. According to the terms of the Registration Rights Agreement we were required to register 100% of the number of shares that would be required to be issued if the preferred stock were converted on the day before the filing of the Registration Statement. In the event that the Registration Statement was not filed within 14 days from the closing or that it is not declared effective within 60 days, we will be required to pay the Series G holders, as liquidated damages, for failure to have the Registration Statement declared effective; and not as a penalty of three (3%) percent of the principal amount of the Securities for each thirty
(30) day period thereafter until we procure registration of the Securities. In the event that the Registration Statement is not declared effective within 120 days, the Series G holders have the right to force us to redeem the Series G preferred at a redemption price of 120% of the face value of the preferred. According to the Registration Rights Agreement, 100% of that number of shares that would be required to be issued if the G preferred stock were converted on the day before the filing of the Registration Statement (1,634,409) are being registered on behalf of the holders.

In the event that the price of our common stock decreases, the percentage of shares that will be held by the Series G holders upon conversion will increase since the conversion price of the Series G preferred is based on 75% of the average price, without a limit on the number of shares that can be issued upon conversion. This would increase the potential profits to the holder when the price per share increases and the holder sells the common shares. The preferred stocks potential for increased share issuance and profit, in addition to a stock overhang of an undeterminable amount, may depress the price of our common stock.

In the event of a voluntary or involuntary liquidation while the Series G preferred is outstanding, the holders are entitled to a preference in distribution of our property available for distribution equal to $10,000 per share.

As of the date of this Report, 24 shares of Series G preferred stock have been converted into 1,862,953 shares of common stock at a conversion price range of $.10875 to $.1519 per share.

SERIES H PREFERRED STOCK

On June 2, 1998, we finalized a private placement to Austost Anstalt Schaan and Balmore Funds S.A. of 100 shares of our Series H convertible preferred stock at a purchase price of $10,000 per share and 75,000 A warrants and 50,000 B warrants. The A and B warrants are exercisable at $1.00 and $1.50 per share, respectively. The offering was conducted according to Regulation D under the Securities Act of 1933, as amended. At the time the placement was concluded, the average bid and ask price of our common stock was approximately $.56 per share. In connection with the Regulation D Sale, we paid Settondown Capital
International, Ltd., an unaffiliated Investment Banker an aggregate of $10,000 and 8 shares of the Series H preferred stock for placement and legal fees. Net proceeds of $990,000 were used for working capital and the continuous research, development and testing of the CTLM(TM).

The number of fully paid and non-assessable shares of common stock to be issued upon conversion will be determined by dividing (i) the sum of $10,000 (ii) the conversion price in effect at the time of conversion. The conversion price is equal to the lesser of $.53 or seventy-five percent (75%) of the average price (the lowest closing bid price of our common stock for the ten-day trading period ending on the day prior to the date of conversion). There is no floor on the conversion price and no time limits on conversion. The shares can be converted at any time without additional consideration. According to the Subscription Agreement, the Series H holder, or any subsequent holder of the preferred shares, is prohibited from converting any portion of the preferred stock which would result in the holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Act of 1934, as amended, of 4.99% or more of the then issued and outstanding common stock. Due to this contractual ownership limitation, the Series H preferred shares can only be converted in increments that, together with all shares of our common stock held by the holder, would not exceed 4.99%. According to the terms of the Registration Rights Agreement, as amended, we have registered herein 100% of that number of shares that would be required to be issued if the preferred stock were converted on the day before the filing of the Registration Statement (2,924,731 shares). We are in technical default of the Registration Rights Agreement, which required the Registration Statement to be declared effective by October 2, 1998. According to the Registration Rights Agreement, we are required to pay the Series H holders in cash or in stock, as liquidated damages for failure to have the Registration Statement declared effective, and not as a penalty, two (2%) percent of the principal amount of the Securities for the first thirty (30) days, and three (3%) percent of the principal amount of the Securities for each thirty (30) day period thereafter until we procure registration of the Securities. According to the Registration Rights Agreement, liquidated damages of $169,000 have accrued as of March 31, 1999. We are presently unable to comply with the liquidated damage provision payment and no assurances can be given that it will be able to do so in the future. On March 25, 1999, we issued 424,242 shares of restricted common stock with registration rights to the Series H shareholders in lieu of cash for liquidated damages through March 2, 1999. The value of these shares was $140,000, leaving a balance of $29,000 due for liquidated damages through March 31, 1999. We have the option of paying the accrued dividends and liquidated damages in common stock.

In the event that the price of our common stock decreases, the percentage of shares that will be held by the Series H holders upon conversion will increase since the conversion price of the Series H preferred is based on 75% of the average price, without a limit on the number of shares that can be issued upon conversion. This would increase the potential profits to the holder when the price per share increases and the holder sells the common shares. The preferred stocks potential for increased share issuance and profit in addition to a stock overhang of an undeterminable amount may depress the price of our common stock.

In the event of a voluntarily or involuntarily liquidation while the Series H preferred is outstanding, the holders are entitled to a preference in distribution of our property available for distribution equal to $10,000 per share.

As of the date of this Report, the following number of Series H preferred stock has been converted into common shares:

           SERIES H
           PFD SHARES      COMMON SHARES
           CONVERTED       CONVERTED INTO       CONVERSION PRICE
                  5            99,502                $.5025
                 35         1,666,666                $.21
                  5           333,333                $.15
                  5           333,333                $.15
                  5           459,770                $.10875
                  4           367,816                $.10875
                  5           564,972                $.0885

As of November 17, 1999, we have a balance of 44 Series H preferred shares not yet converted.

SERIES I PREFERRED

On April 6, 1999, we also entered into a Subscription Agreement with Charlton where we agreed to issue Charlton 138 shares of our Series I, 7% convertible preferred stock. Our Board of Directors established the value of the Series I preferred at $10,000 per share. Consideration for the subscription was paid as follows:

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

The Series I preferred pay a 7% premium, to be paid in cash or freely trading common stock in our sole discretion, at the time of each conversion. The number of fully paid and non-assessable shares of common stock to be issued upon conversion will be determined by dividing (i) the sum of $10,000 (ii) the conversion price in effect at the time of conversion. The conversion price is equal to seventy five percent (75%) of the average closing price of our common stock for the five-day trading period ending on the day prior to the date of the conversion. The shares can be converted at any time without additional consideration. According to the Series I Designation and the Subscription
Agreement, the Series I holder, or any subsequent holder of the preferred shares, is prohibited from converting any portion of the preferred stock which would result in the holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Act of 1934, as amended, of 4.99% or more of the then issued and outstanding common stock. Due to this contractual ownership limitation, the Series I preferred shares can only be converted in increments that, together with all shares of our common stock held by the holder, would not exceed 4.99%.

According to the Registration Rights Agreement, 100% of that number of shares that would be required to be issued if the I preferred stock were converted on the day before the filing of the Registration Statement (5,935,484) are being registered on behalf of the holders.

In the event that the price of our common stock decreases, the percentage of shares that will be held by the Series I holders upon conversion will increase since the conversion price of the Series I preferred is based on 75% of the average price, without a limit on the number of shares that can be issued upon conversion. This would increase the potential profits to the holder when the price per share increases and the holder sells the common shares. The preferred stocks potential for increased share issuance and profit in addition to a stock overhang of an undeterminable amount may depress the price of our common stock.

In the event of a voluntarily or involuntarily liquidation while the Series I preferred is outstanding, the holders are entitled to a preference in distribution of our property available for distribution equal to $10,000 per share.

The offering was conducted according to Regulation D under the Securities Act of 1933, as amended. At the time the placement was concluded, the average bid and ask price of our common stock was approximately $.39 per share.

As of the date of this Report, no shares of the Series I preferred stock have been converted.

CONVERTIBLE DEBENTURE-CHARLTON

We also entered into a Subscription Agreement with Charlton, where Charlton purchased a convertible debenture for $1,100,000. In addition, we may draw down a second tranche in the amount of $825,000 anytime thirty (30) days after the effective date of the Registration Statement as long as we maintain an average closing bid price of $.45 for the ten (10) trading days immediately prior to the date we request the second funding tranche. We may draw down a third tranche in the amount of $825,000 anytime sixty (60) days after the effective date of the Registration Statement as long as we maintain an average closing bid price of $.45 for the ten (10) trading days immediately prior to the date we request the third funding tranche. When concluded, assuming all the conditions set forth above are met, the proceeds from the debenture offering will be $2,750,000.

The debentures pay a 7% premium, to be paid at our sole discretion, in cash or freely trading common stock at the time of each conversion and is secured by mortgage on our corporate office building. The debentures are subject to automatic conversion at the end of two years from the date of issuance. The Mortgage will be released after the Registration Statement covering the common stock underlying the debentures has been declared effective and upon the earlier of (a) the day we qualify for listing on AMEX or NASDAQ, as long as said listing requirements are not being met through a reverse split of our common stock or
(b) 180 days from the date we receive the third tranche, as described above.

According to the Registration Rights Agreement, 100% of that number of shares that would be required to be issued if the debenture were converted on the day before the filing of the Registration Statement (4,731,183 shares) are being registered on behalf of the holders.

The number of fully paid and non-assessable shares of common stock, no par value, to be issued upon conversion will be determined by dividing (i) the sum of $10,000 (ii) the conversion price in effect at the time of conversion. The conversion price is equal to seventy five percent (75%) of the average closing price of our common stock for the five-day trading period ending on the day prior to the date of the conversion. The debenture can be converted at any time without additional consideration. According to the Subscription Agreement, the debenture holder, or any subsequent holder of the debenture, is prohibited from converting any portion of the debenture which would result in the holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Act of 1934, as amended, of 4.99% or more of the then issued and outstanding of our common stock. Due to this contractual ownership limitation, the debentures can only be converted in increments that, together with all shares of our common stock held by the holder, would not exceed 4.99%. Since the conversion price of the Series I preferred is based on 75% of the average price, without a limit on the number of shares that can be issued upon conversion, in the event that the price of our common stock decreases, the percentage of shares outstanding that will be held by the debenture holders upon conversion will increase accordingly. The lower the average price, the greater the number of shares to be issued to the holders upon conversion, thus increasing the potential profits to the holder when the price per share increases and the holder sells the common shares. The preferred stocks potential for increased share issuance and profit in addition to a stock overhang of an undeterminable amount may depress the price of our common stock.

In the event of a voluntary or involuntary liquidation while the debenture is outstanding the holders are entitled to a preference in distribution of our property available for distribution equal to the debentures then outstanding principal and interest and will be able to foreclose against the Mortgage.

The offering was conducted according to Regulation D under the Securities Act of 1933, as amended. At the time the placement was concluded, the average bid and ask price of our common stock was approximately $.39 per share.

The proceeds from the sale of the Charlton convertible debenture ($1,100,000) and subsequent tranches of $1,226,500 totaling $2,326,500 will be used for clinical investigational trial expenses and working capital. As of the date of this Report, no portion of the convertible debenture has been converted.

CONVERTIBLE DEBENTURE-SPINNERET

We entered into a subscription agreement with Spinneret, LTD., where Spinneret purchased the convertible debenture for $51,000. The sum of $1,000 was paid in upon issuance of the debenture for legal fees. The sum of $50,000 was advanced as a loan on July 12, 1999, and the debenture was issued in the principal amount of $51,000 on August 11, 1999. The debenture due date is August 11, 2001.

The debentures pay a 7% premium, to be paid at our sole discretion, in cash or freely trading common stock at the time of each conversion or at the date of maturity. The debentures are subject to automatic conversion on August 11, 2001.

The number of fully paid and non-assessable shares of common stock, no par value, to be issued upon conversion will be determined by dividing (i) the sum of $10,000 (ii) the conversion price in effect at the time of conversion. The conversion price is equal to seventy five percent (75%) of the average closing price of our common stock for the five-day trading period ending on the day prior to the date of the conversion. The debenture can be converted at any time without additional consideration. According to the Subscription Agreement, the debenture holder, or any subsequent holder of the debenture, is prohibited from converting any portion of the debenture which would result in the holder being deemed the beneficial owner, in accordance with the provisions of Rule 13d-3 of the Securities Act of 1934, as amended, of 4.99% or more of the then issued and outstanding of our common stock. Due to this contractual ownership limitation, the debentures can only be converted in increments that, together with all shares of our common stock held by the holder, would not exceed 4.99%. Since the conversion price of the Series I preferred is based on 75% of the average price, without a limit on the number of shares that can be issued upon conversion, in the event that the price of our common stock decreases, the percentage of shares outstanding that will be held by the debenture holders upon conversion will increase accordingly. The lower the average price, the greater the number of shares to be issued to the holders upon conversion, thus increasing the potential profits to the holder when the price per share increases and the holder sells the common shares. The preferred stocks potential for increased share issuance and profit in addition to a stock overhang of an undeterminable amount may depress the price of our common stock.

The offering was conducted according to Regulation D under the Securities Act of 1933, as amended. At the time the placement was concluded, the average bid and ask price of our common stock was approximately $.0875 per share.

The proceeds from the sale of the debenture will be used for working capital. As of the date of this report no portion of the convertible debenture has been converted.

The issuance of large amounts of common stock upon conversion of the preferred and the subsequent sale of such shares may further depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change of control. As of the date of this Report, there are 60,864,730 shares outstanding. Based on the average bid and ask closing price of our common stock as of November 17, 1999 ($0.21) approximately 41,872,492 shares would be required to convert the Series B shares, approximately 2,333,333 shares would be required to convert the Series G shares, approximately 7,333,333 shares would be required to convert the Series H shares, approximately 15,156,507 would be required to convert the Series I shares, approximately 20,698,147 shares would be required to convert the debentures and, although we are contractually prohibited from doing so approximately 89,285,714 shares would be required to draw down the entire Equity Line of Credit. In addition, approximately 4,890,921 shares would be required for the exercise of options and Warrants. Based upon the foregoing, as of November 17, 1999, we would need in excess of 181 million authorized shares to effectuate all conversion, utilize the total Equity Line of Credit and fulfill our remaining stock related obligations including the current issued and outstanding shares.

CERTAIN TRANSACTIONS

Richard J. Grable and Linda B. Grable are husband and wife. They are each "Control Persons" as a result of their control of a majority voting power of our outstanding stock. Both parties disclaim, however, any beneficial interest or ownership in the shares owned by the other party.

In September and October 1998, Linda Grable, our President, personally guaranteed three promissory notes we issued to third parties. Ms. Grable received no compensation for these guarantees. As of the date of this Report, one of the three Notes has been repaid.

In June 1998, we finalized an exclusive Patent License Agreement with Richard Grable, our Chief Executive Officer. Mr. Grable is the owner of the Patent, which encompasses the technology for the CTLM(TM). IDSI and Mr. Grable had previously entered into an oral agreement for the exclusive license for the patent that was never memorialized in written form. The term of the license is for the life of the Patent (17 years) and any renewals, subject to termination, under certain conditions. As consideration for the License, we issued to Mr. Grable 3,500,000 shares of common stock in June 1998 and we issued an additional 3,500,000 shares in June 1999. In addition, we have agreed to pay Mr. Grable a royalty based upon the net selling price (the dollar amount earned from our sale, both international and domestic, before taxes minus the cost of the goods sold and commissions or discounts paid) of all products and goods in which the Patent is used, before taxes and after deducting the direct cost of the product and commissions or discounts paid. During the second year of the Agreement there is a minimum cash royalty provision of $250,000 payable at the end of the second year which Mr. Grable has deferred until we commence sales and delivery of CTLM(TM) Systems. See Item 1. "Business-Patent LicensiNG Agreement".

Since October 1998, we have accrued $109,243 in salaries payable to our executive officers and directors, Richard J. Grable, Allan Schwartz and Linda B. Grable, due to our lack of working capital. These salaries remain unpaid to date and will be paid as soon as we determine that the funds are available.

In January 1999 and February 1999, Richard Grable, our Chief Executive Officer, director and founder sold an aggregate of 831,743 shares of our common stock owned by him in excess of four years, according to Rule 144 and lent the aggregate proceeds of approximately $347,775 directly to IDSI.

In January 1999, February 1999 and March 1999, Linda Grable, our President, director and founder sold an aggregate of 520,000 shares of our common stock owned by her in excess of four years, according to Rule 144 and lent the aggregate proceeds of approximately $166,618 directly to IDSI.

In December 1998, January 1999 and February 1999, Allan Schwartz, our Executive Vice President, director and founder sold an aggregate of 820,000 shares owned by him in excess of four years, according to Rule 144 and lent the aggregate proceeds of approximately $359,707 directly to IDSI.

The loans to IDSI by Messers. Grable, Schwartz and Ms. Grable were interest free and were evidenced by promissory notes. The December, January, February and March promissory notes were due on January 30, 1999, February 28,1999, March 31, 1999 and April 30, 1999, respectively. The net proceeds were recorded as a loan payable to each respective founder.A meeting of the Board of Directors was held on May 12, 1999, to review and act upon the previously adopted schedule of repayment of the loans, interest and potential tax liability. Based on an opinion of the Founders personal outside counsel and upon advice of a tax advisor, the Board voted to rescind the previously adopted resolution. The new resolution authorized the repayment of the December, January, February, and March promissory notes in full by the issuance of shares equal to the number of shares sold. The restricted shares issued as repayment for the loan bear registration rights. Since the loans were repaid on a share for share basis with no other consideration, the Founders have been advised that there is no capital gain and therefore no tax liability.

Messrs. Grable, Schwartz and Ms. Grable received 831,743, 820,000, and 520,000 shares of our restricted common stock, respectively as payment in full for the loans from December 1998 to March 1999.

In May 1999, Messrs. Grable and Schwartz each sold 110,000 shares, respectively, of our common stock owned by them in excess of four years, according to Rule 144 and lent the aggregate proceeds of approximately $91,759 directly to us. The loans are evidenced by interest free promissory notes, which are due, and payable on June 30, 1999.

In June 1999, Messrs. Grable and Schwartz each sold 280,000 and 315,020 shares, respectively, of our common stock owned by them in excess of four years, according to Rule 144 and lent the aggregate proceeds of approximately $201,795 directly to us. The loans are evidenced by interest free promissory notes, which are due, and payable on July 31, 1999.

In July 1999, Mr. Schwartz sold 500,000 shares of our common stock owned by him in excess of four years, according to Rule 144 and lent the aggregate proceeds of approximately $137,241 directly to us. The loan is evidenced by an interest free promissory note, which is due, and payable on August 31, 1999.

The loans to us by Messers. Grable and Schwartz were interest free and were evidenced by promissory notes. The May, June, July promissory notes were due on June 30, 1999, July 31, 1999 and August 31, 1999, respectively. The net proceeds were recorded as a loan payable to each respective founder.

Messrs. Grable and Schwartz received 390,000 and 925,500 shares of our restricted common stock, respectively as payment in full for the loans from May 1999 to July 1999.

YEAR 2000

We have reviewed and tested our existing computer systems and our CTLM(TM) software and hardware products to ensure these systems and products are adequately able to address the issues expected to arise in the Year 2000 and thereafter. We have invested, and will continue to invest, in improving our information technology infrastructure to ensure that such infrastructure is Y2K compliant. Our information technology system employs Microsoft Windows NT 4.0 Network on three file servers and fifty workstations. The CTLM(TM) aND its proprietary software comprise its non-information technology that is not date dependent.

We have successfully implemented the systems and programming changes necessary to address Y2K issues and have spent approximately $2,500 for third party software upgrades and Microsoft Developers Network software ("MSDN"). The MSDN software allows our computer programmers to update our software to Y2K compliance by recompiling the source code. We renewed and will continue to renew our subscription to MSDN annually. We do not track the internal costs of our Y2K Compliance Plan. These costs are principally related payroll costs for our computer-engineering group.

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

The Peachtree Complete, Alliance Mfg., and the Oracle7 are Y2K compliant. The Microsoft Windows NT 4.0 and Windows 95 are compliant with minor issues. Office Professional 97 is compliant. We believe that these software programs are Y2K compliant, however, there is a risk that some or all of these programs will have minor Y2K issues. We have in place a disaster recovery plan to deal with any software or hardware failure.

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

We have not fully determined the extent to which we may be impacted by third parties' systems, which may not be Y2K compliant. While we have begun efforts to seek reassurance from our suppliers, there can be no assurance that the systems of other companies, whom we deal with, will be Y2K compliant. Third parties' non-compliance could have an adverse effect on us. Failure of third party vendors to deliver parts and components timely could materially affect our ability to manufacture and deliver CTLM(TM) systems. Because of thIS potential risk, a checklist of Y2K compliant vendors and sub-contractors has been compiled and we have begun to expand our vendor and sub-contractor base to safeguard us against this uncertainty. Our Y2K Compliance Committee has prepared a worst case Y2K scenario which estimates that Internet access will be severely impaired, including the ability to send and receive e-mail, possible difficulty in connecting our computer to remote clinical sites, and delays in shipment and delivery of parts, components and finished goods. Overall fear and confusion of the Y2K problem may temporarily impair many companies, even those who are Y2K compliant.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBITS                             DESCRIPTION

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

*Incorporated  by reference to our Amendment  number 2 to  Registration  on Form
  S-2, File Number 333-60405.

(b) Reports on Form 8-K

           NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.

Dated: November 17, 1999                  Imaging Diagnostic Systems, Inc.

                                          BY:     /S/ALLAN L. SCHWARTZ
                                                  Allan L. Schwartz,
                                                  Executive Vice-President
                                                  Chief Financial Officer