Form 10QSB
period 1999-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2000-02-18
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 1999

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

      The number of shares outstanding of each of the issuer's classes of equity as of December 31, 1999: 96,074,927 shares of common stock, no par value; and, 60 shares of Series B and 138 shares of Series I preferred convertible stock, no par value.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.

                         (A Developmental Stage Company)

Part I - Financial Information                                 Page

Item 1.    Financial Statements

Condensed Balance Sheet -
      December 31, 1999 and June 30, 1999........................3

Condensed Statement of Operations
      Six months and three months ended December 31,
      1999 and 1998, and December 10,
      1993(date of inception) to December 31, 1999...............4

Condensed Statement of Cash Flows -
      Six months ended December 31, 1999 and 1998,
      and December 10, 1993(date of inception)
      to December 31, 1999.......................................5

Notes to Condensed Financial Statements..........................6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results.......................7

Part II - Other Information

Item 1.    Legal Proceedings....................................12

Item 2.    Changes in Securities................................12

Item 3.    Defaults Upon Senior Securities......................12

Item 4.    Submission of Matters to a Vote of
           Security Holders ....................................12

Item 5.    Other Information....................................12

Item 6.    Exhibits and Reports on Form 8-K.....................21

Signature ......................................................22

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                             Condensed Balance Sheet
                                     Assets
                                                Dec. 31, 1999      Jun. 30, 1999
Current Assets                                     Unaudited
              Cash                                 $ 17,060          $ 70,037
              Inventory                           3,813,838         3,698,343
              Prepaid expenses                         -               58,250
              Other current assets                   13,360            30,950
                                                     ------            ------

              Total Current Assets                3,844,258         3,857,580
                                                  ---------         ---------

Property and Equipment, net                       2,596,572         2,707,994
Other Assets                                        544,070           561,158
                                                    -------           -------

                                                $ 6,984,900       $ 7,126,732
                                                ===========       ===========

                                Liabilities and Stockholders' Equity
Current Liabilities
              Accounts Payable, Accrued Exp.
                and Accrued Dividends Payable   $ 1,897,722       $ 1,597,083
              Loans Payable                         444,077         1,232,271
              Current maturity of capital
                lease obligation                     11,500            10,572
              Other current liabilities             529,880           529,880
                                                    -------           -------

              Total Current Liabilities           2,883,179         3,369,806
                                                  ---------         ---------

Convertible Debenture                             2,889,000         1,100,000
Long-Term capital lease obligation                    8,188            15,561
                                                      -----            ------

              Total Liabilities                   5,780,367         4,485,367
                                                  ---------         ---------

Commitments and contingencies:
              Redeemable convertible
              preferred stock Series G              117,117           477,117

Stockholders Equity:
              Convertible Preferred
                (Series B) 7% cum. Div.             600,000         3,900,000
              Convertible Preferred   (Series H)       -              680,000
              Convertible Preferred   (Series I   1,380,000         1,380,000
              Common Stock                       36,414,246        29,820,729
              Additional paid-in capital            417,040         1,490,827
              Deficit accumulated during
                development stage               (37,709,561)      (35,092,999)
                                                -----------       -----------

                                                  1,101,725         2,178,557

Less: subscriptions receivable                      (14,309)          (14,309)
                                                    -------           -------

              Total stockholders' equity          1,087,416         2,164,248

                                                $ 6,984,900       $ 7,126,732
                                                ===========       ===========

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                                   (Unaudited)
                        Condensed Statement of Operations

                                                         Six Months Ended                Three Months Ended         Since Inception
                                                           December 31                      December 31,            (12/10/93) to
                                                     1999             1998             1999             1998        Dec. 31, 1999
Compensation and related benefits:
  Administrative and engineering                    $ 677,071       $ 642,422       $ 362,183        $ 350,358       $ 8,629,605
  Research and development                            425,002         410,730         223,680          224,000         3,114,591
Research and development expenses                         893          73,971            (200)          27,196         2,991,295
Advertising and promotion expenses                     19,105          31,578          13,776           24,829           920,219
Selling, general and administrative                   263,258         350,863         181,219          255,407         1,951,219
Clinical expenses                                      53,445          13,793          31,527            9,917           430,884
Consulting expenses                                    13,276          75,687           8,040           45,691         3,039,497
Insurance costs                                        86,930          82,788          38,229           37,773           588,137
Professional fees                                      76,543         306,197          52,489          266,167         1,721,206
Stockholder expenses                                        -               -               -                -           161,675
Trade show expenses                                    82,401          82,850          79,249           41,207           739,262
Travel and subsistence costs                           88,955          61,190          50,261           28,858           657,475
Rent expense                                            7,473          19,264           3,791           10,487           283,742
Interest expense                                      392,973         147,765          51,695          147,022         1,164,213
Loan placement expenses and fees                      158,000               -          76,500                -           359,494
Depreciation and amortization                         155,793         113,746          77,897           56,873         1,144,611
Amortization of deferred compensation                       -         755,219               -          377,609         4,064,250
Liquidated damages costs                               31,000               -          31,000                -           291,000
Interest income                                          (469)           (696)           (411)             (22)         (199,006)

                                                    2,531,649       3,167,367       1,280,925        1,903,372        32,053,369
                                                    ---------       ---------       ---------        ---------        ----------

Net Loss                                         $ (2,531,649)   $ (3,167,367)   $ (1,280,925)    $ (1,903,372)    $ (32,053,369)

Dividends on cumulative Pfd. stock:
From discount at issuance                                   -               -               -                -        (4,694,583)
Earned                                                (84,913)        (56,953)         (8,460)               -          (961,609)
                                                      -------         -------          ------                           --------


Net loss applicable to
     common shareholders                         $ (2,616,562)   $ (3,224,320)   $ (1,289,385)    $ (1,903,372)    $ (37,709,561)
                                                 ------------    ------------    ------------     ------------     -------------

Net Loss per common share:
Basic:
Net loss per common share                           $ (0.04)         $ (0.08)        $ (0.02)        $ (0.05)          $ (1.36)
                                                    =======          =======         =======         =======           =======

Weighted avg. no. of common shares                 59,984,862      38,102,301      68,905,472       38,436,155        27,777,174
                                                   ==========      ==========      ==========       ==========        ==========

Diluted:
Net loss per common share                           $ (0.04)         $ (0.08)        $ (0.02)        $ (0.05)          $ (1.36)
                                                    =======          =======         =======         =======           =======

Weighted avg. no. of common shares                 59,984,862      38,102,301      68,905,472       38,436,155        27,777,174
                                                   ==========      ==========      ==========       ==========        ==========

                                         IMAGING DIAGNOSTIC SYSTEMS, INC.
                                          (A Developmental Stage Company)
                                         Condensed Statement of Cash Flows

                                                                Six Months                    Since Inception
                                                             Ended December 31,               (12/10/93) to
                                                          1999               1998             Dec. 31, 1999
Cash provided by (used for)
     Operations:
              Net loss                                   $(2,531,649)    $ (3,167,367)          $ (32,053,369)
              Changes in assets and liabilities              731,944        1,780,786              15,306,904
                                                             -------        ---------              ----------
              Net cash used by operations                 (1,799,705)      (1,386,581)            (16,746,465)
                                                          ----------       ----------             -----------


Investments
      Capital expenditures                                   (35,827)         (59,748)             (6,560,275)
                                                             -------          -------              ----------
      Cash used for investments                              (35,827)         (59,748)             (6,560,275)
                                                             -------          -------              ----------


Cash flows from financing activities:
      Repayment of capital lease obligation                   (6,445)          (6,564)                (30,601)
      Other financing activities - NET                     1,789,000        1,086,417               5,043,731
      Proceeds from issuance of preferred stock                    -                -              13,039,500
      Net proceeds from issuance of common stock                   -           82,964               5,271,170
                                                          ----------           ------               ---------

      Net cash provided by financing activities            1,782,555        1,162,817              23,323,800
                                                           ---------        ---------              ----------

Net increase (decrease) in cash                              (52,977)        (283,512)                 17,060

Cash, beginning of period                                     70,037          310,116                       -
                                                              ------          -------

Cash, end of period                                         $ 17,060         $ 26,604                $ 17,060
                                                            ========         ========                ========

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -    BASIS OF PRESENTATION

The financial information included has been condensed from financial statements prepared December 31, 1999. The results of operations for the six month period ended December 31, 1999, are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - GOING CONCERN

Imaging Diagnostic Systems, Inc. (IDSI) is currently a developmental stage company and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. IDSI has yet to generate an internal cash flow, and until the sales of our product begin, we are totally dependent upon debt and equity funding. See
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially impact our ability to continue as a going concern. However, our management is continually negotiating with various outside entities for additional funding necessary to complete the clinical testing phase of development required before we can receive FDA marketing clearance. Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for capital requirements to date. There is no assurance that once development of the CTLMTM prototype is completed, and if and when FDA marketing clearance is obtained, that the CTLM(TM) will achieve market acceptance or that we will achieve a profitable level of operations.

NOTE 3 - INVENTORY

Inventory consisted of the following:

                           December 31, 1999       June 30, 1999
              Inventory        $3,813,838            $3,698,343

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Imaging Diagnostic Systems, Inc. is a developmental stage company, which, since inception, has been engaged in research and development of its Computed Tomography Laser Mammography (CTLM(TM)). The CTLM(TM) is a breast-imaging device for the detection of cancer which utilizes laser technology and proprietary computer algorithms to produce three dimensional cross section slice images of the breast. Due to the fact that IDSI is in the last stages of the development of its breast cancer detection technology and its CTLM(TM), it has not yet engaged in any marketing or distribution of its products in the United States and therefore has had no revenue from its operations.

We have incurred net losses applicable to common shareholders since inception through December 31, 1999, of approximately $37,709,561 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(TM), the costs associated with the clinical trials and other research and development activities. There can be no assurances that the CTLM(TM) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(TM) to allow us to operate profitably.

RESULTS OF OPERATIONS

General and administrative expenses during the three months and six months ended December 31, 1999, were $181,219 and $263,258 representing a decrease of $74,188 and $87,605 when compared with the corresponding periods for 1998. The decrease was primarily due to a decrease in administrative costs associated with the development of the CTLM(TM) breast-imaging device.

Compensation and related benefits during the three months and six months ended December 31, 1999, were $585,863 and $1,102,073 representing an increase of $11,505 and $48,921 when compared with the corresponding periods for 1998. The increase was primarily due to the hiring of additional employees to administer our clinical sites.

Research and development expenses during the three months and six months ended December 31, 1999, were $(200) and $893 representing a decrease of $27,369 and $73,078 when compared with the corresponding periods for 1998. The decrease is due primarily to finalizing certain components of the CTLM(TM) device.

Advertising and promotion expenses during the three months and six months ended December 31, 1999, were $13,776 and $19,105 representing a decrease of $11,053 and $12,473 when compared with the corresponding periods for 1998. The decrease is due primarily to the reduction of advertising in domestic and foreign medical imaging and medical device publications, and the elimination of public relations and investor public relations expenses.

Clinical expenses during the three months and six months ended December 31, 1999, were $31,527 and $53,445 representing an increase of $21,610 and $39,652 when compared with the corresponding periods for 1998. The increase is due primarily to the cost of operating our Nassau County Medical Center clinical site and the startup of our University of Virginia Health System clinical site.

Consulting expenses during the three months and six months ended December 31, 1999, were $8,040 and $13,276 representing a decrease of $37,651 and $62,411 when compared with the corresponding periods for 1998. The decrease is due primarily to the reduced use of outside consultants needed for special non-recurring projects required prior to placing CTLM(TM) units into clinical trials.

Insurance costs during the three months and six months ended December 31, 1999, were $38,229 and $86,930 representing an increase of $456 and $4,142 when compared with the corresponding periods for 1998. The increase is due primarily to additional premiums for Workers' Comp., Health Insurance, and Property and Casualty Insurance.

Professional expenses during the three months and six months ended December 31, 1999, were $52,489 and $76,543 representing a decrease of $213,678 and $229,654 when compared with the corresponding periods for 1998. The decrease in professional fees is a result of reduced use of outside counsel.

Stockholder expenses during the three months and six months ended December 31, 1999, were $0 and they were $0 for the corresponding periods for 1998. The reason for no stockholder expenses is due to the fact that we did not have any stockholder mailings in those quarters.

Trade show expenses during the three months and six months ended December 31, 1999, were $79,249 and $82,401 representing an increase of $38,042 and a decrease of $449 when compared with the corresponding periods for 1998. The increase is due to additional trade shows we attended during the quarter along with our 1999 Radiological Society of North America's Scientific Assembly and Annual Meeting in Chicago, IL. The decrease is due to the fact that no changes or modifications were required for our 1999 RSNA exhibit.

Travel and subsistence costs during the three months and six months ended December 31, 1999, were $50,261 and $88,955 representing an increase of $21,403 and $27,765 when compared with the corresponding periods for 1998. The increase is primarily due to travel and housing expenses for our clinical application specialists at Nassau County Medical Center and University of Virginia Health System.

Rent expense during the three months and six months ended December 31, 1999, was $3,791 and $7,473 representing a decrease of $6,696 and $11,791 when compared with the corresponding periods for 1998. This decrease is primarily due to the not having to as many rentals of outside test equipment.

Interest expense during the three months and six months ended December 31, 1999, was $51,695 and $392,973 representing a decrease of $95,327 and an increase of $245,208 when compared with the corresponding periods for 1998. The variances are due primarily to recording the interest on the loans that we entered into in previous quarters.

Amortization of deferred compensation during the three months and six months ended December 31, 1999, was $0 and $0 representing a decrease of $377,609 and $755,219 when compared with the corresponding periods in 1998. The decrease is a result of having no deferred compensation for the quarters.

Liquidated damage costs during the three months and six months ended December 31, 1999, were $0 and $31,000 representing no change and an increase of $31,000 when compared with the corresponding periods in 1998. The increase is a result of having to pay liquidated damages to the Series H holders because our registration statement for their common shares were not declared effective by the date required in our subscription and registration rights agreement.

Interest income during the three months and six months ended December 31, 1999, was $411 and $469 representing a increase of $389 and a decrease of $227 when compared with the corresponding periods for 1998. The increases and decreases in interest income are a result of the fluctuation in our cash balance in our interest bearing sweep account.

Dividends earned on the cumulative preferred stock for the three months and six months ended December 31, 1999, was $8,460 and $84,913 representing an increase of $8,460 and $27,960 when compared with the corresponding periods for 1998, due to the fact that the Series B convertible preferred and a new Series I convertible preferred was finalized April 6, 1999, and accrued dividends payable from that date.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $17,060 as of December 31, 1999. This is a decrease of $52,977 from $70,037 for the year ended June 30, 1999. During the quarter ending December 31, 1999, the aggregate gross proceeds from draws on the convertible debenture were $841,500. In connection with the draws on the convertible debenture we paid $76,500 in placement fees. During the quarter ending December 31, 1999, we received a $50,000 short-term loan from an unaffiliated party.

We do not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for research and development, the costs associated with the clinical trials and the expected costs of commercializing our initial product, the CTLM(TM) device.

Property and Equipment is valued at $2,596,572 net as of December 31, 1999. The overall decrease of $111,422 from the year ended June 30, 1999 is due primarily to depreciation recorded for the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

We are currently a developmental stage company and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. We have yet to generate an internal cash flow, and until the sale of our product begins, we are totally dependent upon debt and equity funding. In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially impact our ability to continue as a going concern.

We have financed our operating and research and development activities through several Regulation S and Regulation D private placement transactions. Net cash used for operating and research and development expenses during the second quarter ended December 31, 1999, is $1,180,947. This is primarily due to our continued research and development of the CTLM(TM) device and preparations for FDA clinical investigational trials including the manufacture of five (5) CTLM(TM) Breast Imaging Systems, compared to net cash used by operating activities of research and development of the CTLM(TM) device and related software development of $532,315 in the same quarter ending December 31, 1998. At December 31, 1999, we had a working capital of $961,079 compared to a working capital of $(1,802,653) at December 31, 1998. On May 27, 1998, we entered into an irrevocable commitment with a consortium of prominent banking institutions to invest up to $15 million in IDSI over the next three years. A formal Equity Line of Credit Agreement was to be drafted, reviewed, and executed at a later date. On May 28, 1998, we issued a press release announcing the $15 million commitment. In this press release we also stated that this financing would eliminate our financial concerns and allow us to focus strictly on bringing the world's first laser based mammography system to market. The foregoing statements, which were made in the May 28th announcement, are no longer accurate because we were unable to draw on the equity credit line. Due to the unavailability of the principals of the investors' groups, the workload of the investors' attorney and the time and effort spent by us in filing the Information Statement and Registration Statement, the formal Equity Line of Credit Agreement was delayed. During this time the price of our stock declined from $.54 on May 27, 1998 to $.26 on August 27, 1998. As a result of the stock price decline, we could not utilize the Equity Line because the stock price was below the minimum price at which the banking institutions are required to purchase our equity securities.

Moreover, due to the stock price decline, we had to increase our number of authorized shares in order to have shares available for the conversion of the Series B and other preferred shares. The increase in shares required an information statement filing with the SEC. Since we already had a commitment for the equity line of credit and could not utilize the equity line due to the stock price decline and the need for additional shares, we centered our time, efforts and resources on the Information Statement and Registration Statement and the Equity Agreement was not finalized until November 20, 1998. Although the equity line of credit is in place, we choose not to utilize it at the present time due to;

(1) IDSI and our investors will have to amend the agreement to provide for a draw down and issuance of the common stock according to Regulation D and then registration of the shares; or
(2) We will have to file a shelf registration, if it is available to us at the time that we intend to use the equity line of credit. See "Sale of Unregistered Securities-Financing/Equity Line of Credit".

During the quarter ending December 31, 1999, we were able to raise a total of $765,000 less expenses through Regulation D private placements. On April 6, 1999, we finalized a Convertible Debenture in the initial amount of $1,100,000. Subsequent debentures totaling $841,500 were finalized during the quarter ending December 31, 1999. See Section 5, Private Placements, Convertible Debentures. We may continue to receive working capital from the exercise of stock options, private placements and long-term debt and operations. If our working capital were insufficient to fund our operations, we would have to explore additional sources of financing. No assurances can be given that future financing would be available or if available, that it could be obtained at terms satisfactory to us. We have already granted a mortgage on our corporate property as security for the convertible debenture and therefore, in all likelihood, would be unable to use such property to collateralize any additional financing. Our ability to effectuate our plan and continue operations is dependent on our ability to raise capital, structure a profitable business, and generate revenues.

Capital expenditures for the second quarter ending December 31, 1999, were approximately $(4,780) as compared to approximately $38,465 for the second quarter ending December 31, 1998. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, computer software, laboratory equipment, and other fixed assets. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2000, will be approximately $40,000.

In September 1998, we sold one unit, consisting of a $250,000 promissory note and 200,000 shares of common stock, to Settondown Capital International, Ltd., an unaffiliated third party, pursuant to Regulation D, for an aggregate purchase price of $250,000. These shares are included in the registration statement. At the time the sale occurred, the average bid and ask price of our common stock was $.595. The note bore interest at the rate of 12% per annum. In connection with this sale, we paid the sum of $23,000 to Manchester Asset Management, Ltd., an unaffiliated third party, as a placement fee. Net proceeds of $227,000 were used as follows: (i) salaries, $21,849 to executive officers and $62,447 to employees; (ii) machinery and equipment, $5,959; (iii) operating expenses, $55,240 for inventory parts and assemblies, employee health insurance, workers compensation and property insurance; and (iv) working capital, $82,000. On November 23, 1999 the Board of Directors voted unanimously to repay the promissory note in full from Settondown Capital International, Ltd. with restricted stock. The subscription agreement was finalized on December 30, 1999. The total principal and interest accrued was $359,203.33. For the note, we issued a total of 2,112,961 shares of restricted stock.

In October 1998, we sold one unit, consisting of a $100,000 promissory note and 80,000 shares of common stock, to Avalon Capital, Inc., an unaffiliated third party, according to Regulation D, for an aggregate purchase price of $100,000. These shares are included in the registration statement. No placement fee was paid in connection with this offering, however, we did issue 5,000 shares of common stock to Goldstein, Goldstein and Reis LLC, an unaffiliated third party, as payment for the attorney's fees incurred by the purchaser pursuant to the sale. At the time the placement was concluded, the average bid and ask price of our common stock was approximately $.50 per share. The note bore interest at the rate of 12% per annum. Net proceeds of $100,000 were used as follows: (i) salaries, $21,849-executive officers and $62,448-employees; and (ii) working capital, $15,703. On November 23, 1999 the Board of Directors voted unanimously to repay the promissory note in full from Avalon Capital, Inc. with restricted stock. The subscription agreement was finalized on December 30, 1999. The total principal and interest accrued was $119,041.67. For the note, we issued a total of 700,245 shares of restricted stock.

During the three months ending December 31, 1999, we entered into loans with Balmore Funds S.A. for the sum of $50,000 and during the three months ending September 30, 1999 signed promissory notes with an interest rate of 15% per annum. These notes were guaranteed by Richard J. Grable and by Linda B. Grable. On November 23, 1999 the Board of Directors voted unanimously to repay the promissory notes in full from Balmore funds S.A. with restricted stock. The subscription agreement was finalized on December 30, 1999. The total principal and interest accrued was $104,802.08. For the notes, we will issue a total of 616,483 shares of restricted stock. We also entered into loans with Austost Anstalt Schaan for the aggregate sum of $50,000 and signed promissory notes with an interest rate of 15% per annum. These notes were also guaranteed by Richard
J. Grable and by Linda B. Grable. On November 23, 1999 the Board of Directors voted unanimously to repay the promissory notes in full from Austost Anstalt Schaan with restricted stock. The subscription agreement was finalized on December 30, 1999. The total principal and interest accrued was $53,822.92. For the notes, we will issue a total of 316,605 shares of restricted stock.

There were no other changes in our existing debt agreements other than extensions and we had no outstanding bank loans as of December 31, 1999. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We will need substantial additional funds for our research and development programs, pre-clinical and clinical testing, operating expenses, regulatory processes, and manufacturing and marketing programs. Our future capital requirements will depend on many factors, including the following:

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

We do not expect to generate a positive internal cash flow for at least several years due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(TM) device. We do not have sufficient cash to fund our operations until the end of the fiscal year ending June 30, 2000, requiring us to secure additional funding through the private placement sale of debt or equity securities.

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

PART II

                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

On August 25, 1999, we were served with a civil suit by Andrew Abraham Skolnick, which we believe to be without merit. We are in the process of scheduling depositions and beginning discovery. We are contemplating a counter-claim.

We are not aware of any other material legal proceedings, pending or contemplated, to which we are, or would be a party to or of, which any of our property is, or would be, the subject.

ITEM 2.    CHANGES IN SECURITIES.

On January 19, 2000 we filed a registration statement on Form S-8 to register 500,000 shares for employee stock options in accordance with our 1995 Incentive Stock Option Plan.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                None.

ITEM 5.    OTHER INFORMATION

BACKGOUND

We are a medical technology company that has developed and is testing a Computed Tomography Laser Mammography (CTLM(TM)) for detecting breast cancer through the skin in a non-invasive procedure. The CTLM(TM) employs a laser and proprietary scanning technology to produce visual images of the breast, which may be used to detect and analyze tissue for indicia of malignancy or benignancy. The components of the laser system are purchased from two unrelated parties and assembled and installed into the CTLM(TM) by us. The CTLM(TM) will be used as an adjunct to traditional breast imaging devices, such as mammography and ultrasound machines, to assist in the detection of breast cancer. Medical personnel will use the CTLM(TM) at medical facilities to do breast examinations during routine check-ups and during more specific investigations in connection with breast cancer.

Computed Tomography has had a basis in the science of medical imaging since the early 1970's. Our chief executive officer Richard Grable, had experience with Computed Tomography that inspired him to invent CT Laser Mammography in 1989. The issues of evolving laser technology and software occupied the first several years of our existence. After several limited clinical trials in our facilities and the Strax Diagnostic Breast Clinic we learned what changes were required to improve performance and stability of CTLM(TM). These changes included the technological advances made with the lasers and other components. On July 8, 1999 we began a clinical investigational trial at Nassau County Medical Center, East Meadow, NY. The clinical trials were then expanded to University of Virginia Health System, Charlottesville, VA on November 15, 1999.

In connection with CTLM(TM) clinical trials, we are developing a clinical atlas of the optical properties of benign and malignant tissues. The CTLM(TM) is designed to provide the physician with objective visual data for interpretation and further clinical analysis. Accordingly, we believe that the CTLM(TM) will improve early diagnosis, reduce diagnostic uncertainty and decrease the number of biopsies performed on benign breast lesions. Due to the delays in obtaining the new laser system, the delays in the modification and redesign of the CTLM(TM) and delays beyond our control regarding hospital-based clinical trials, we are unable to determine when we will receive FDA marketing clearance. In addition, due to these delays, we are unable to determine when we will begin to generate revenue.

Our executive offices are located at 6531 NW 18th Court, Plantation, Florida 33313. Our telephone number is (954) 581-9800.


                              Recent Developments

On October 14th to 16th we exhibited our most recent clinical studies from ongoing clinical trials at Nassau County Medical Center at the 19th Annual Breast Imaging Conference in Anaheim, CA.

In December 1999 at the 1999 Radiological Society of North America Meeting we presented for the first time for review to radiologists and other medical professionals from around the world clinical images produced by the CTLM(TM). We compared our images of various breast abnormalities acquired through our ongoing clinical trials at Nassau County Medical Center with those images produced by mammography equipment and ultrasound machines. We also demonstrated the potential of fluorescence through a simulation with our CTLM(TM) device.

Furthermore, in December 1999, we entered into a distribution agreement with Cycle of Life Technologies Inc., a division of INTRACOR Inc., an international trading company of medical products based in Canada, which we believe will help us generate up to $500,000 in revenues in the first quarter of 2000 and up to a total of $12 million in revenues over the life of the agreement.

In January 1997, we applied for a patent for a fluorescence imaging scanner. We have received Issue Notification indicating that the Patent was issued on September 14, 1999, as Patent No. 5,952,664. A fluorescent marker is a chemical compound that allows light to be absorbed at specific locations to locate cancerous tissues.

On December 17, 1999, January 27, 2000 and February 4, 2000 we posted comparative clinical studies on our web site at www.imds.com.

On February 1, 2000 we received a loan from Cycle of Life Technologies, Inc. in the aggregate amount of $500,000 secured by a promissory note. The term of the note is six months and the interest rate is 12% per annum.

We received notice from the U.S. Patent Office on February 8, 2000 that our patent application for our reconstruction algorithm had been granted. This patent assigned to IDSI protects the proprietary algorithms developed for the CTLM(TM) breast imaging device.

Our website has been updated with the latest White Paper on The Potential of Fluorescent Markers in Medical Optical Imaging: Part Two. In our ongoing research in this area we plan to attempt fluorescence imaging in vivo with ICG injections. We have been granted FDA approval to conduct this study in a clinical site.

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

In order to obtain working capital we will continue to seek capital through debt or equity financing which may include the issuance of convertible preferred stock whose rights and preferences are superior than those of the common stock holders. We will try to negotiate the best transaction possible taking into account the impact on our shareholders, dilution, loss of voting power and the possibility of a change of control. However, in order to satisfy our working capital needs, we may be forced to issue convertible securities with no limitations on conversion. In addition, the dividends on the preferred stock affect the net losses applicable to shareholders. There are also adjustments as a result of the calculation of the deemed preferred stock dividends applicable because we have entered into contracts providing for discounts on the preferred stock when it is converted. As a result of the dividends on cumulative preferred stock, the net loss per common shareholder from the dividend portion is $.0001 per share for the quarter ending December 31, 1999, as compared to the corresponding period for 1998. The cumulative total of the dividend portion is $.20 per share.

In the event that we issue preferred stock without a limit on the number of shares that can be issued upon conversion and the price of our common stock decreases, the percentage of shares outstanding that will be held by preferred holders upon conversion will increase accordingly. The lower the market price the greater the number of shares to be issued to the preferred holders, upon conversion, thus increasing the potential profits to the holders when the price per share increases and the holders sell the common shares. In addition, the sale of a substantial amount of preferred stock to relatively few holders could cause a possible change-in-control. In the event of a voluntary or involuntary liquidation while the preferred stock is outstanding, the holders will be entitled to a preference in distribution of our property available for distribution equal to $10,000 per share. The following table summarizes certain information with regard to the Series B, G, H, and I preferred stock as of February 18, 2000.

                                 Series B    Series G     Series H     Series I
Regulation D or S                Reg D.        Reg. D       Reg. D       Reg. D
No. of Pfd. Shares                  450            35          100          138
Price per Pfd. share        $    10,000    $   10,000   $   10,000   $   10,000
Total Offering              $ 4,500,000    $  350,000   $1,000,000   $1,380,000
Placement Fee-Cash                 None          None   $   10,000         None
Placement Fee-Stock                None    3 Pfd. Sh.   8 Pfd. Sh.         None
Avg. Bid & Ask Price
at Time of Issuance:
   Common Stock             $      4.70    $     0.34   $     0.56   $     0.38
   Conversion Price         $      3.85    $   0.2550   $     0.42   $   0.2850
# of Conversion Shares
at Time of Issuance           1,168,831     1,490,196    2,571,429    4,842,105
Option to Repay
Dividends in Cash
or Stock                            Yes            No           No          Yes
4.99% Ownership Limit               Yes           Yes          Yes          Yes
# of Outstanding
Preferred Shares                     60           -0-          -0-          138
Total # of Shares Issued
Upon Conversion to Date      30,444,719     3,834,492   11,161,725         None

Series B Preferred Stock

In December 1996, Weyburn Overseas Limited and Goodland International Investment Ltd. purchased the Series B preferred stock offering pursuant to Regulation D. Net proceeds were used for working capital and the continuous research, development and testing of our CTLM(TM). The conversion rate is 82% of the average closing price over a five-day period prior to conversion.

On April 6, 1999, the Series B preferred stock was sold by the Series B preferred holders to Charlton Avenue, LLC, an unaffiliated third party with no prior relationship to us or the Series B preferred holders. On April 6, 1999, we also entered into a subscription agreement with Charlton whereby we agreed to issue to Charlton 138 shares of our Series I, 7% convertible preferred stock as discussed below.

Series G Preferred Stock

On March 17, 1999, we finalized a private placement to Amro International, S.A., Nesher Inc., Hewlett Fund, and Guaranty & Finance Ltd., of our Series G convertible preferred stock and two year warrants to purchase 65,625 shares of our common stock at an exercise price of $.50 per share. Net proceeds of $350,000 were used for working capital and the continuous research, development and testing of the CTLM(TM).

The Series G convertible preferred stock has no dividend provisions. The number of fully paid and non-assessable shares of common stock to be issued upon conversion will be determined by dividing (i) the sum of $10,000 by (ii) the conversion price in effect at the time of conversion. The conversion price is equal to the lesser of (i) 75% discount to the two lowest bids in a ten-day period immediately preceding the conversion date or (ii) $.54. There is no floor on the conversion price and no time limits on conversion. The shares can be converted at any time without additional consideration According to the terms of the registration rights agreement we were required to register 100% of the number of shares that would be required to be issued if the preferred stock were converted on the day before the filing of the registration statement. In the event that the registration statement was not filed within 14 days from the closing or that it was not declared effective within 60 days, we are required to pay the Series G preferred holders, as liquidated damages, for failure to have the registration statement declared effective, not as a penalty, 3% of the principal amount of the securities sold for each 30-day period thereafter until we procure registration of the securities. In the event that the registration statement is not declared effective within 120 days, the Series G preferred holders have the right to force us to redeem the Series G preferred at a redemption price of 120% of the face value of the preferred. According to the registration rights agreement, 100% of that number of shares that would be required to be issued if the Series G preferred were converted on the day before the filing of the registration statement, 1,801,803 are being registered on behalf of the holders.

Series H Preferred Stock

On June 2, 1998, we finalized a private placement to Austost Anstalt Schaan and Balmore Funds S.A. of our Series H convertible preferred stock and 75,000 A warrants and 50,000 B warrants. The A and B warrants are exercisable at $1.00 and $1.50 per share, respectively. Net proceeds of $990,000 were used for working capital and the continuous research, development and testing of the CTLM(TM).

The number of fully paid and non-assessable shares of common stock to be issued upon conversion will be determined by dividing the (i) the sum of $10,000 by
(ii) the conversion price in effect at the time of conversion. The conversion price is equal to the lesser of $.53 and 75% of the lowest closing bid price of our common stock for the ten-day trading period ending on the day prior to the date of conversion. There is no floor on the conversion price and no time limits on conversion. The shares can be converted at any time without additional consideration. According to the terms of the registration rights agreement, as amended, we have registered herein 100% of that number of shares that would be required to be issued if the preferred stock were converted on the day before the filing of the registration statement, 3,038,020 shares.

We are in technical default of the registration rights agreement, which required the registration statement to be declared effective by October 2, 1998. According to the registration rights agreement, we are required to pay the Series H preferred holders in cash or in stock, as liquidated damages for failure to have the registration statement declared effective, not as a penalty, 2% of the principal amount of the securities sold for first 30-day period, and 3% of the principal amount of the securities for each 30-day period thereafter until we procure registration of the securities. According to the registration rights agreement, liquidated damages of $169,000 have accrued as of March 31, 1999. We are presently unable to comply with the liquidated damage provision payment and no assurances can be given that we will be able to do so in the future. On March 25, 1999, we issued 424,242 shares of restricted common stock with registration rights to the Series H preferred shareholders in lieu of cash for liquidated damages through March 2, 1999. The value of these shares was $140,000, leaving a balance of $29,000 due for liquidated damages through March 31, 1999. We have the option of paying the accrued dividends and liquidated damages in common stock.

Series I Preferred

On April 6, 1999, we also entered into a subscription agreement with Charlton where we agreed to issue Charlton 138 shares of our Series I, 7% convertible preferred stock. Our board of directors established the value of the Series I preferred at $10,000 per share. Consideration for the subscription was paid as follows:

         (i) payments of all of the accumulated dividends (approximately $725,795) in connection with the Series B preferred stock;
         (ii) settlement and dismissal, with prejudice, of all litigation concerning the Series B preferred stock and the exchange of mutual releases;
         (iii) cancellation of 112,500 warrants that were issued with the Series B preferred stock; and
         (iv) amendment of the Series B designation to impose a limitation on the owner(s) of the Series B preferred stock to ownership of not more than 4.99% of our outstanding common stock at any one time.

The Series I preferred pay a 7% premium, to be paid in cash or freely trading common stock in our sole discretion, at the time of each conversion. The number of fully paid and non-assessable shares of common stock to be issued upon conversion will be determined by dividing (i) the sum of $10,000 by (ii) the conversion price in effect at the time of conversion. The conversion price is equal to 75% of the average closing price of our common stock for the five-day trading period ending on the day prior to the date of the conversion.

According to the registration rights agreement, 100% of that number of shares that would be required to be issued if the I preferred stock were converted on the day before the filing of the registration statement, 5,947,763 are being registered on behalf of the holders.

Private Placement of Convertible Debentures

We have also had to rely on the private placement of convertible debentures to obtain working capital. In deciding to issue convertible debentures, the board of directors took into account many of the same considerations it did when it decided to issue preferred stock. The following table summarizes certain information with regard to our outstanding convertible debentures as of February 18, 2000.

                               Charlton Debentures       Spinneret Debentures

Regulation D or S                           Reg. D                    Reg. D
Annual Dividend %                                7                         7
# Tranches (up to)                               3                         3
Maximum Proceeds                       $ 3,080,000                 $  51,000
Placement Fee-Cash                            None                      None
Placement Fee-Stock                           None                      None
Avg. Bid & Ask Price
at Time of Issuance:
   Common Stock                           $    .39                 $   .0875
   Conversion Price                       $    .29                 $   .0656
# of Conversion Shares
at Time of Registration                  4,731,183
Option to Repay
Interest in Cash
or Stock                                       Yes                       Yes
4.99% Ownership Limit                          Yes                       Yes
% of Outstanding
Debentures                                     100                       100
Total # of Shares Issued
Upon Conversion to Date                          0                         0
Automatic Conversion         2 years from issuance     2 years from issuance


Convertible Debentures - Charlton

We also entered into a subscription agreement with Charlton, where Charlton purchased a convertible debenture for $1,100,000. In addition, we may draw down a second tranche in the amount of $825,000 anytime 30 days after the effective date of the registration statement as long as we maintain an average closing bid price of $.45 for the 10 trading days immediately prior to the date we request the second tranche funding. We may draw down a third tranche in the amount of $825,000 anytime 60 days after the effective date of the registration statement as long as we maintain an average closing bid price of $.45 for the 10 trading days immediately prior to the date we request the third tranche funding. When concluded, assuming all the conditions set forth above are met, the proceeds from the original debenture offering will be $2,750,000. We entered into an additional subscription agreement with Charlton for tranches totaling $330,000.

The debentures are secured by a mortgage on our corporate office building. The mortgage will be released after the registration statement covering the common stock underlying the debentures has been declared effective and upon the earlier of (a) the day we qualify for listing on AMEX or NASDAQ, as long as said listing requirements are not being met through a reverse split of our common stock, and
(b) 180 days from the date we receive the third tranche funding, as described above.

The number of fully paid and non-assessable shares of common stock, no par value, to be issued upon conversion will be determined by dividing (i) the sum of $10,000 by (ii) the conversion price in effect at the time of conversion. The conversion price is equal to 75% of the average closing price of our common stock for the five-day trading period ending on the day prior to the date of the conversion. The debentures can be converted at any time without additional consideration.

In the event of a voluntary or involuntary liquidation while any of the debentures are outstanding the holders are entitled to a preference in distribution of our property available for distribution equal to the debentures then outstanding principal and interest and will be able to foreclose against the mortgage.

The proceeds from the sale of the Charlton convertible debenture $(1,100,000) and any subsequent tranches of $1,980,000 totaling $3,080,000 will be used for clinical trials expenses and working capital. As of the date of this report, no portion of the convertible debentures have been converted.

Convertible Debenture - Spinneret

We entered into a subscription agreement with Spinneret, LTD., where Spinneret purchased a convertible debenture for $51,000. The sum of $1,000 was paid upon issuance of the debenture for legal fees. The sum of $50,000 was advanced as a loan on July 12, 1999, and the debenture was issued in the principal amount of $51,000 on August 11, 1999. The debenture is due on August 11, 2001.

The number of fully paid and non-assessable shares of common stock, no par value, to be issued upon conversion will be determined by dividing (i) the sum of $10,000 by (ii) the conversion price in effect at the time of conversion. The conversion price is equal to 75% of the average closing price of our common stock for the five-day trading period ending on the day prior to the date of the conversion. The debenture can be converted at any time without additional consideration.

The proceeds from the sale of the debenture will be used for working capital. As of the date of this report no portion of the convertible debenture has been converted.

The issuance of large amounts of common stock upon conversion of the preferred and the subsequent sale of such shares may further depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change of control. As of the date of this Report, there are 96,612,446 shares outstanding. Based on the average bid and ask closing price of our common stock as of February 17, 2000 ($4.75) approximately 139,703 shares would be required to convert the Series B shares, approximately 164,197 would be required to convert the Series I shares, approximately 797,057 shares would be required to convert the Debenture and, although we are contractually prohibited from doing so approximately 3,947,368 shares would be required to draw down the entire Equity Line of Credit. In addition, approximately 4,999,393 would be required for the exercise of options and warrants. Based upon the foregoing, as of February 17, 2000 we would need in excess of five million authorized shares to effectuate all conversion, utilize the total Equity Line of Credit and fulfill our remaining stock related obligations including the current issued and outstanding shares.

Certain Transactions

Richard J. Grable and Linda B. Grable are husband and wife. They are each "Control Persons" as a result of their control of a majority voting power of our outstanding stock. Both parties disclaim, however, any beneficial interest or ownership in the shares owned by the other party.

In September and October 1998, Linda Grable, our President, personally guaranteed three promissory notes we issued to third parties. Ms. Grable received no compensation for these guarantees. As of the date of this Report, all three Notes has been repaid.

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

Since October 1998, we have accrued $109,243 in salaries payable to our executive officers and directors, Richard J. Grable, Allan Schwartz and Linda B. Grable, due to our lack of working capital. These salaries remain unpaid to date and will be paid as soon as we determine that the funds are available. During the quarter ended December 31, 1999 the sum of $21,804 was paid to the officers leaving an accrued salary payable balance of $87,440.

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

The loans to IDSI by Messers. Grable, Schwartz and Ms. Grable were interest free and were evidenced by promissory notes. The December, January, February and March promissory notes were due on January 30, 1999, February 28,1999, March 31, 1999 and April 30, 1999, respectively. The net proceeds were recorded as a loan payable to each respective founder. A meeting of the Board of Directors was held on May 12, 1999, to review and act upon the previously adopted schedule of repayment of the loans, interest and potential tax liability. Based on an opinion of the Founders personal outside counsel and upon advice of a tax advisor, the Board voted to rescind the previously adopted resolution. The new resolution authorized the repayment of the December, January, February, and March promissory notes in full by the issuance of shares equal to the number of shares sold. The restricted shares issued as repayment for the loan bear registration rights. Since the loans were repaid on a share for share basis with no other consideration, the Founders have been advised that there is no capital gain and therefore no tax liability.

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

YEAR 2000

We have successfully implemented the systems and programming changes to our existing computer systems and our CTLM(TM) software and hardware products to ensure these systems and products are adequately able to address the issues expected to arise in the Year 2000 and thereafter. We have invested, and will continue to invest, in improving our information technology infrastructure to ensure that such infrastructure is Y2K compliant. The CTLM(TM) and its proprietary software comprise its non-information technology that is not date dependent.

We have not fully determined the extent to which we may be impacted by third parties' systems, which may not be Y2K compliant. While we have begun efforts to seek reassurance from our suppliers, there can be no assurance that the systems of other companies, whom we deal with, will be Y2K compliant. Third parties' non-compliance could have an adverse effect on us. Failure of third party vendors to deliver parts and components timely could materially affect our ability to manufacture and deliver CTLM(TM) systems. Because of this potential risk, a checklist of Y2K compliant vendors and sub-contractors has been compiled and we have begun to expand our vendor and sub-contractor base to safeguard us against this uncertainty. As of the date of this filing, we have experienced no delays or adverse effects relating to Y2K issues.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibits                             Description

(a)

3.13     Amended Certificate of Amendment-Series G Designation.*
3.14     Certificate of Amendment-Series I Designation*
3.15     Amended Certificate of Amendment-Series B Designation*
4.7 Instruments Defining the Rights of Security Holders - Amended Designation of Series G Convertible Preferred Shares.
         (See Exhibit 3.13, above).*
4.8 Instruments Defining the Rights of Security Holders - Designation of Series I Convertible Preferred Shares. (See Exhibit 3.14, above).*
4.9 Instruments Defining the Rights of Security Holders - Amended Designation of Series B Convertible Preferred Shares. (See
         Exhibit 3.15, above).*
4.10     Convertible Debenture*
10.3     Incentive Stock Option Plan - is incorporated by reference to
         Exhibit 10(b)of the Form 10-SB
10.16    Form of Series I Preferred Stock Subscription Documents.*
10.17    Form of Debenture Subscription Documents.* 10.18 Form of Mortgage.*
10.19    Form of Series G Subscription Documents.*

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

Dated: February 18, 2000                  Imaging Diagnostic Systems, Inc.

                                          By:      /s/Allan L. Schwartz
                                                   Allan L. Schwartz,
                                                   Executive Vice-President
                                                   Chief Financial Officer