Form 10QSB
period 2000-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2000-05-19
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2000

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

      The number of shares outstanding of each of the issuer's classes of equity as of March 31, 2000: 97,327,486 shares of common stock, no par value; and 123 shares of Series I preferred convertible stock, no par value.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)

Part I - Financial Information                                       Page

Item 1.    Financial Statements

Condensed Balance Sheet -
      March 31, 2000 and June 30, 1999...........................      3

Condensed Statement of Operations -
      Nine months and three months ended
      March 31, 2000 and 1999, and December 10,
      1993(date of inception) to March 31, 2000..................      4

Condensed Statement of Cash Flows -
      Nine months ended March 31, 2000 and 1999,
      and December 10, 1993(date of inception)
      to March 31, 2000..........................................      5

Notes to Condensed Financial Statements..........................      6

Item 2.    Management's Discussion and Analysis of

           Financial Condition and Results.......................      7
Part II - Other Information

Item 1.    Legal Proceedings.....................................     11

Item 2.    Changes in Securities.................................     11

Item 3.    Defaults Upon Senior Securities.......................     11

Item 4.    Submission of Matters to a Vote of
           Security Holders......................................     11

Item 5.    Other Information.....................................     12

Item 6.    Exhibits and Reports on Form 8-K......................     13

Signature........................................................     14

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                             Condensed Balance Sheet
                                     Assets

                                              Mar. 31, 2000       Jun. 30, 1999
                                              -------------       -------------
Current Assets                                  Unaudited
              Cash                              $    774,592      $     70,037
              Inventory                            3,944,886         3,698,343
              Prepaid expenses                        10,000            58,250
              Other current assets                    13,360            30,950
                                                ------------      ------------

              Total Current Assets                 4,742,838         3,857,580
                                                ------------      ------------

Property and Equipment, net                        2,557,037         2,707,994
Other Assets                                         821,240           561,158
                                                ------------      ------------

                                                $  8,121,115      $  7,126,732
                                                ============      ============

                      Liabilities and Stockholders' Equity

Current Liabilities

              Accounts Payable, Accrued Exp
                and Accrued Dividends Payable   $  2,621,814      $  1,597,083
              Loans Payable                        1,444,077         1,232,271
              Current maturity of capital
                lease obligation                      11,264            10,572
              Other current liabilities                 --             529,880
                                                ------------      ------------

              Total Current Liabilities            4,077,155         3,369,806
                                                ------------      ------------

Convertible Debenture                              3,131,000         1,100,000
Long-Term capital lease obligation                     7,024            15,561
                                                ------------      ------------

              Total Liabilities                    7,215,179         4,485,367
                                                ------------      ------------

Commitments and contingencies:
              Redeemable convertible
              preferred stock Series G               117,117           477,117

Stockholders Equity:
              Convertible Preferred
                (Series B) 7% cum. Div                  -            3,900,000
              Convertible Preferred  (Series H)         -              680,000
              Convertible Preferred  (Series I)    1,230,000         1,380,000
              Common Stock                        37,095,369        29,820,729
              Additional paid-in capital           1,463,468         1,490,827
              Deficit accumulated during
                development stage                (38,985,709)      (35,092,999)
                                                 ------------      -----------

                                                     803,128         2,178,557

Less: subscriptions receivable                       (14,309)          (14,309)
                                                 ------------      -----------

              Total stockholders' equity             788,819         2,164,248
                                                 ------------      -----------

                                                 $  8,121,115      $ 7,126,732
                                                 ============      ===========

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                                   (Unaudited)
                        Condensed Statement of Operations

                                                    Nine Months Ended              Three Months Ended        Since Inception
                                                        March 31,                      March 31,             (12/10/93) to
                                                   2000            1999          2000             1999        Mar. 31, 2000
Compensation and related benefits:
  Administrative and engineering              $ 996,920      $1,005,848       $ 324,655        $ 363,426       $ 8,949,454
  Research and development                      637,375         643,085         207,566          232,355         3,326,964
Research and development expenses                 1,422          76,779             529            2,808         2,991,824
Advertising and promotion expenses               26,133          33,761           7,029            2,183           927,247
Selling, general and administrative             347,636         501,338          84,378          150,476         2,035,597
Clinical expenses                                58,484          14,901           5,039            1,108           435,923
Consulting expenses                              32,276          79,687          19,000            4,000         3,058,497
Insurance costs                                 128,383         121,376          41,453           38,588           629,590
Professional fees                               118,330         245,635          41,788          (60,563)        1,762,993
Stockholder expenses                                  -           7,889               -            7,889           161,675
Trade show expenses                             153,809         100,208          71,408           17,358           810,670
Travel and subsistence costs                    138,055          74,059          49,100           12,869           706,575
Rent expense                                     10,551          27,066           3,077            7,058           286,820
Interest expense                                668,400         268,555         275,428          121,533         1,439,640
Loan placement expenses and fees                205,000               -          47,000                -           406,494
Depreciation and amortization                   233,689         170,619          77,896           56,873         1,222,507
Amortization of deferred compensation                 -       1,132,829               -          377,610         4,064,250
Liquidated damages costs                         31,000               -               -                -           291,000
Interest income                                  (2,012)           (964)         (1,544)            (268)         (200,549)

                                              3,785,451       4,502,671       1,253,802        1,335,303        33,307,171
                                              ----------      ----------      ----------       ----------       ----------

Net Loss                                   $ (3,785,451)   $ (4,502,671)   $ (1,253,802)    $ (1,335,303)    $ (33,307,171)

Dividends on cumulative Pfd. stock:
From discount at issuance                             -        (127,117)              -         (127,117)       (4,694,583)
Earned                                         (117,731)        (56,953)        (32,818)              -           (994,427)
                                               ---------        --------        --------              -          ----------


Net loss applicable to
     common shareholders                   $ (3,903,182)   $ (4,686,741)   $ (1,286,620)    $ (1,462,420)    $ (38,996,181)
                                           -------------   -------------   -------------    -------------    --------------

Net Loss per common share:
Basic:
Net loss per common share                       $ (0.05)        $ (0.12)        $ (0.01)        $ (0.04)          $ (1.28)
                                               =========       =========       =========       =========          =========

Weighted avg. no. of common shares           72,169,839      38,604,361      96,807,596      39,595,946        30,501,689
                                             ==========      ==========      ==========      ==========        ==========

Diluted:
Net loss per common share                       $ (0.05)        $ (0.12)        $ (0.01)        $ (0.04)          $ (1.28)
                                                ========       =========       =========       =========         =========

Weighted avg. no. of common shares           72,169,839      38,604,361      96,807,596      39,595,946        30,501,689
                                             ==========      ==========      ==========      ==========        ==========

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                        Condensed Statement of Cash Flows

                                                          Nine Months              Since Inception
                                                        Ended March 31,            (12/10/93) to
                                                     2000              1999        Mar. 31, 1999

Cash provided by (used for) Operations:

              Net loss                             $ (3,785,451)   $ (4,502,671)   $(33,307,171)
              Changes in assets and liabilities       3,825,826       2,172,729      18,400,786
                                                   ------------    ------------    ------------
              Net cash used by operations                40,375      (2,329,942)    (14,906,385)
                                                   ------------    ------------    ------------


Investments

      Capital expenditures                              (65,644)       (113,430)     (6,590,092)
                                                   ------------    ------------    ------------
      Cash used for investments                         (65,644)       (113,430)     (6,590,092)
                                                   ------------    ------------    ------------


Cash flows from financing activities:

      Repayment of capital lease obligation             (10,036)         (7,209)        (34,192)
      Other financing activities - NET                2,531,000       1,840,056       5,785,731
      Proceeds from issuance of preferred stock            --           345,000      13,039,500
      Net proceeds from issuance of common stock        477,552          82,964       5,748,722
                                                   ------------    ------------    ------------

      Net cash provided by financing activities       2,998,516       2,260,811      24,539,761
                                                   ------------    ------------    ------------

Net increase (decrease) in cash                         757,532        (182,561)        774,592

Cash, beginning of period                                17,060         310,116            -
                                                   ------------    ------------    ------------

Cash, end of period                                $    774,592    $    127,555    $    774,592
                                                   ============    ============    ============

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -    BASIS OF PRESENTATION

The financial information included has been condensed from financial statements prepared as of March 31, 2000. The results of operations for the nine-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - INVENTORY

Inventory consisting primarily of raw materials, amounted to $3,944,886 as of March 31, 2000, compared to $3,698,343 as of June 30, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Imaging Diagnostic Systems, Inc. is a developmental stage company, which, since inception, has been primarily engaged in research and development of its Computed Tomography Laser Mammography (CTLM(TM)). The CTLM(TM) is a breast-imaging device for the detection of cancer which utilizes laser technology and proprietary computer algorithms to produce three dimensional cross section slice images of the breast. Due to the fact that IDSI is in the latter stages of the development of its breast cancer detection technology and its CTLM(TM), it has not yet engaged in any marketing or distribution of its products in the United States and therefore has had no revenue from its operations.

We have incurred net losses applicable to common shareholders since inception through March 31, 2000, of approximately $38,985,709 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(TM), the costs associated with the clinical trials and other research and development activities. There can be no assurances that the CTLM(TM) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(TM) to allow us to operate profitably.

RESULTS OF OPERATIONS

General and administrative expenses during the three months and nine months ended March 31, 2000, were $84,378 and $347,636 representing a decrease of $66,098 and $153,702 when compared with the corresponding periods for 1999. The decrease was primarily due to a decrease in administrative costs associated with the development of the CTLM(TM) breast-imaging device.

Compensation and related benefits during the three months and nine months ended March 31, 2000, were $532,221 and $1,634,295 representing a decrease of $63,560 and $14,638 when compared with the corresponding periods for 1999. The decrease was primarily due to the normal hiring and terminations associated with the employment cycle.

Research and development expenses during the three months and nine months ended March 31, 2000, were $529 and $1,422 representing a decrease of $2,279 and $75,357 when compared with the corresponding periods for 1999. The decrease is due primarily to finalizing certain components of the CTLM(TM) device.

Advertising and promotion expenses during the three months and nine months ended March 31, 2000, were $7,029 and $26,133 representing an increase of $4,846 and a decrease of $7,628 when compared with the corresponding periods for 1999. The increase is due primarily to advertising expenses associated with trade shows. The decrease is due primarily to the overall reduction of advertising in domestic and foreign medical imaging and medical device publications, and the elimination of public relations and investor public relations expenses.

Clinical expenses during the three months and nine months ended March 31, 2000, were $5,039 and $58,484 representing an increase of $3,931 and $43,583 when compared with the corresponding periods for 1999. The increase is due primarily to the cost of operating our Nassau County Medical Center clinical site and our University of Virginia Health System clinical site.

Consulting expenses during the three months and nine months ended March 31, 2000, were $19,000 and $32,276 representing an increase of $15,000 and a decrease of $47,411 when compared with the corresponding periods for 1999. The increase is due primarily to consultants hired for one-time projects and the decrease is due primarily to the overall reduced use of outside consultants needed for special non-recurring projects required prior to placing CTLM(TM) units into clinical trials.

Insurance costs during the three months and nine months ended March 31, 2000, were $41,453 and $128,383 representing an increase of $2,865 and $7,007 when compared with the corresponding periods for 1999. The increase is due primarily to additional premiums for Workers' Comp., Health Insurance, and Property and Casualty Insurance.

Professional expenses during the three months and nine months ended March 31, 2000, were $41,788 and $118,330 representing an increase of $102,351 and a decrease of $127,305 when compared with the corresponding periods for 1999. The increase is due to legal costs associated with recent legal matters as further described in Item I, of Part 2 Legal Proceedings. The decrease in professional fees is a result of reduced use of outside counsel during the period.

Stockholder expenses during the three months and nine months ended March 31, 2000, were $0 and they were $0 for the corresponding periods for 1999. The reason for no stockholder expenses is due to the fact that we did not have any stockholder mailings in those quarters.

Trade show expenses during the three months and nine months ended March 31, 2000, were $71,408 and $153,809 representing an increase of $54,050 and of $53,601 when compared with the corresponding periods for 1999. The increase is due to additional trade shows we attended during the quarter along with our 1999 Radiological Society of North America's Scientific Assembly and Annual Meeting in Chicago, IL.

Travel and subsistence costs during the three months and nine months ended March 31, 2000, were $49,100 and $138,055 representing an increase of $36,231 and $63,996 when compared with the corresponding periods for 1999. The increase is primarily due to travel and housing expenses for our clinical application specialists at Nassau County Medical Center and University of Virginia Health System.

Rent expense during the three months and nine months ended March 31, 2000, was $3,077 and $10,551 representing a decrease of $3,981 and $16,515 when compared with the corresponding periods for 1999. This decrease is primarily due to not having to rent as much outside test equipment.

Interest expense during the three months and nine months ended March 31, 2000, was $275,428 and $668,400 representing an increase of $153,895 and an increase of $399,845 when compared with the corresponding periods for 1999. The increases are due primarily to recording the interest on the loans that we entered into in previous quarters and the discount on debt in the third quarter.

Amortization of deferred compensation during the three months and nine months ended March 31, 2000, was $0 and $0 representing a decrease of $377,610 and $1,132,829 when compared with the corresponding periods in 1999. The decrease is a result of having no deferred compensation for the quarters.

Liquidated damage costs during the three months and nine months ended March 31, 2000, were $0 and $31,000 representing no change and an increase of $31,000 when compared with the corresponding periods in 1999. The increase is a result of having to pay liquidated damages to the Series H holders because our registration statement for their common shares was not declared effective by the date required in our subscription and registration rights agreement relating to such shares.

Interest income during the three months and nine months ended March 31, 2000, was $1,544 and $2,012 representing a increase of $1,276 and $1,048 when compared with the corresponding periods for 1999. The increases in interest income are results of having more cash in our interest bearing sweep account.

Dividends earned on the cumulative preferred stock for the three months and nine months ended March 31, 2000, were $32,818 and $117,731 representing an increase of $32,818 and $60,778 when compared with the corresponding periods for 1999. These increases were due to the accrued dividends associated with the Series B convertible preferred and the accrued dividends associated with the issuance of Series I convertible preferred which occurred April 6, 1999.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $774,592 as of March 31, 2000. This is an increase of $704,555 from $70,037 for the year ended June 30, 1999. During the quarter ending March 31, 2000, the aggregate gross proceeds from draws on the convertible debenture was $242,000. In connection with the draws on the convertible debenture we paid $22,000 in placement fees. During the quarter ending March 31, 2000, we received a $500,000 loan from Cycle of Life and a $500,000 loan from Charlton Avenue LLC.

We do not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for research and development, the costs associated with the clinical trials and the expected costs of commercializing our initial product, the CTLM(TM) device.

Property and Equipment is valued at $2,557,037 net as of March 31, 2000. The overall decrease of $150,957 from the year ended June 30, 1999 is due primarily to depreciation recorded for the third quarter.

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

We have financed our operating and research and development activities through several Regulation S and Regulation D private placement transactions. We have funded our operating and research and development expenses during the third quarter ended March 31, 2000 with short-term loans and equity capital from the proceeds of employee stock options. These expenses are primarily due to our continued research and development of the CTLM(TM) device and preparations for FDA clinical investigational trials including the manufacture of five (5) CTLM(TM) Breast Imaging Systems. On March 31, 2000, we had a working capital of $665,683 compared to a working capital of $(2,150,969) on March 31, 1999.

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

(1) IDSI and our investors will have to amend the agreement to provide for a draw down and issuance of the common stock according to Regulation D and then registration of the shares; or
(2) We will have to file a shelf registration, if it is available to us at the time that we intend to use the equity line of credit. See "Sale of Unregistered Securities-Financing/Equity Line of Credit"

During the quarter ending March 31, 2000, there were no Regulation D private placements. On April 6, 1999, we finalized a Convertible Debenture in the initial amount of $1,100,000. Debentures totaling $242,000 were finalized during the quarter ending March 31, 2000. We may continue to receive working capital from the exercise of stock options, warrants, private placements and long-term debt.

If our working capital was insufficient to fund our operations, we would have to explore additional sources of financing. No assurances can be given that future financing would be available or if available, that it could be obtained at terms satisfactory to us. We have already granted a mortgage on our corporate property as security for the convertible debenture and therefore, in all likelihood, would be unable to use such property to collateralize any additional financing. Our ability to effectuate our plan and continue operations is dependent on our ability to raise capital, structure a profitable business, and generate revenues.

Capital expenditures for the third quarter ending March 31, 2000, were approximately $29,817 as compared to approximately $53,682 for the third quarter ending March 31, 1999. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, computer software, laboratory equipment, and other fixed assets. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2000, will be approximately $30,000.

There were no other changes in our existing debt agreements other than extensions and we had no outstanding bank loans as of March 31, 2000. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We will need substantial additional funds for our research and development programs, pre-clinical and clinical testing, operating expenses, regulatory processes, and manufacturing and marketing programs. Our future capital requirements will depend on many factors, including the following:

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

We do not expect to generate a positive internal cash flow for at least the next twelve (12) months due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(TM) device. We do not have sufficient cash to fund our operations until the end of the fiscal year ending June 30, 2000, requiring us to secure additional funding through the private placement sale of debt or equity securities.

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

PART II

                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

On August 25, 1999, we were served with a civil lawsuit by Andrew Abraham Skolnick with regard to certain employment matters which we believe to be without merit. We are in the process of reviewing the depositions and other information obtained for the case. We are contemplating a counter-claim.

On May 1, 2000, we commenced a civil lawsuit against DOE 1 a/k/a DEIGHTON et al in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. CACE 00-006881 (04). We have filed an Ex Parte Motion for Expedited Discovery to learn the identities of DOE 1 and DOE 2.

We currently are not aware of any other material legal proceedings, pending or contemplated, to which we are, or would be a party to or of, which any of our property is, or would be, the subject. We may, from time to time, become involved in litigation relating to claims arising out of our operations in the normal course of business.

ITEM 2.    CHANGES IN SECURITIES.

On January 19, 2000 we filed a registration statement on Form S-8 to register 500,000 shares for employee options in accordance with our 1995 Incentive Stock Option Plan.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

On May 10, 2000 we held an annual meeting of stockholders at our corporate offices at 6531 NW 18th Court, Plantation, Florida for the following purposes:

1. To elect six (6) directors to serve a one-year term expiring upon the 2001 Annual Meeting of Stockholders or until his/her successor is duly elected and qualified;
2. To consider and act upon a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, no par value, from 100,000,000 to 150,000,000;
3. To consider and act upon a proposal to adopt the Company's 2000 Non-Statutory Stock Option Plan; and
4. To ratify the Board of Directors' action of its appointment of Margolies, Fink and Wichrowski, CPA's as independent auditors for the Company for the fiscal year ending June 30, 2000.

For proposal no. 1, the stockholders elected three incumbent directors, Richard
J. Grable, Linda B. Grable, and Allan L. Schwartz and three new directors, John
R. Liegey, Robert L. Kagan, M.D. and Irving H. Schwab with the voting as
follows:   FOR 93,781,372     AGAINST  3,100      ABSTAIN 236,851

For proposal no. 2, the stockholders voted to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, no par value, from 100,000,000 to 150,000,000 with the following
votes:     FOR 91,836,967     AGAINST 1,435,128   ABSTAIN 749,228

For proposal no. 3, the stockholders voted to adopt the Company's 2000 Non-Statutory Stock Option Plan with the following votes:
           FOR 91,865,300     AGAINST 1,423,425   ABSTAIN 732,598

For proposal no. 4, the stockholders voted to ratify the Board of Directors' action of its appointment of Margolies, Fink and Wichrowski, CPA's as independent auditors for the Company for the fiscal year ending June 30, 2000 with the following votes:
           FOR 93,604,097     AGAINST 266,792     ABSTAIN 150,434

ITEM 5.    OTHER INFORMATION

                               Recent Developments

On May 17, 2000 we announced the appointment of David M. Richter, M.D. as the Medical Director of Clinical Trials. He will be responsible for assisting and interpreting the clinical aspects of the images produced by the CTLM(TM) during the continuation of our FDA clinical trials. Dr. Richter received his M.D. Degree from Johns Hopkins School of Medicine, had residencies at New York Hospital-Cornell Medical Center, and was a surgeon in the US Air Force. He has been in private practice for 23 years and has considerable amount of experience in breast surgery. "His expertise and knowledge will enable him to evaluate the performance of the CTLM(TM) and will aid in comparing the results obtained from the CTLM(TM) with those obtained from traditional mammography." "We welcome him to our staff," stated Richard Grable, Chief Executive Officer.

Clinical Update

On Wednesday afternoon, May 10, 2000, we commenced clinical testing of the fluorescent compound indocyanine green (ICG) at the University of Virginia Health Systems. In this study the ICG will be used as a breast-imaging contrast agent to determine if the sensitivity increases when used in conjunction with the ICG and CTLM(TM) in addition to the existing clinical investigational trials. Richard Grable, CEO stated, "Demonstrating that the CTLM(TM) scanner can be used to stimulate and detect fluorescence from a compound inside the breast is an important step in this feasibility study. The next step will be to evaluate the increased detectability of lesion using ICG. The development of cancer-specific fluorescent tags that are expected to aid in the early detection of breast lesions would be a major advancement. In theory, if the specificity and sensitivity of the tag is high enough, then the simple presence or absence of fluorescence could be the only interpretation that would be necessary. The presence of the fluorescence would indicate the presence of breast cancer."

On May 3, 2000 we filed a supplement to our investigational device exemptions
(IDE) application with the Food and Drug Administration (FDA) proposing an expansion of our investigation to a total of 425 subjects (by the addition of 150 subjects). In a letter dated May 12, 2000, the FDA approved our supplement for the two institutions currently conducting clinical investigation trials under institutional review board (IRB) approvals, Nassau County Medical Center and University of Virginia Health Systems for a total of 425 subjects.

Certain Transactions

At our Annual Meeting held on May 10, 2000, Irving H. Schwab was elected a director of the Company. Mr. Schwab has an ownership interest of $200,000 in the $500,000 Promissory Note dated February 1, 2000 held by Cycle of Life Technologies, Inc., as the lender.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibits                             Description
--------                             -----------
(a)
3.13 Amended Certificate of Amendment-Series G Designation*
3.14 Certificate of Amendment-Series I Designation*
3.15 Amended Certificate of Amendment-Series B Designation*
4.7 Instruments Defining the Rights of Security Holders - Amended Designation of Series G Convertible Preferred Shares. (See Exhibit 3.13, above)*
4.8 Instruments Defining the Rights of Security Holders - Designation of Series I Convertible Preferred Shares. (See Exhibit 3.14, above)*
4.9 Instruments Defining the Rights of Security Holders - Amended Designation of Series B Convertible Preferred Shares. (See Exhibit 3.15, above)*
4.10 Convertible Debenture*
10.3 Incentive Stock Option Plan - is incorporated by reference to Exhibit 10(b) of the Form 10-SB
10.16 Form of Series I Preferred Stock Subscription Documents*
10.17 Form of Debenture Subscription Documents*
10.18 Form of Mortgage*
10.19 Form of Series G Subscription Documents*
10.26 Promissory Note by and between IDSI and Cycle of Life Technologies, Inc. dated February 1, 2000*

*Incorporated by reference to our Post-effective Amendment number 5 to Registration on Form S-2, dated March 28, 2000. File Number 333-60405.

(b) Reports on Form 8-K

NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.

Dated: May 19, 2000                 Imaging Diagnostic Systems, Inc.

                                    By:      /s/Allan L. Schwartz
                                             --------------------
                                             Allan L. Schwartz,
                                             Executive Vice-President and
                                             Chief Financial Officer