Form 10KSB
period 2000-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2000-09-15
CIK 790652

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[Mark One]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________to_____________

                         Commission file number: 0-26028

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                 (Name of small business issuer in its charter)

                               Florida 22-2671269
                (State of incorporation)(IRS employer Ident. No.)

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

Based on the average closing bid and asked prices of the common stock on the latest practicable date, September 13, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $61,524,136 with 105,158,403 shares outstanding.

The number of shares outstanding of each of the issuer's classes of common stock, as of September 13, 2000 was 105,158,403. As of September 13, 2000, the number of shares outstanding of each of the issuer's classes of preferred stock were: Series K Convertible Preferred 400.

                       Documents Incorporated By Reference
                                     [None]

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE "KNOWN UNCERTAINTIES" AS SET FORTH IN ITEM 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CAUTIONARY STATEMENTS."

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW
Imaging Diagnostic Systems, Inc. (the "Company") is a development stage medical technology company. Since its inception in December 1993, we have been engaged in the development and testing of a Computed Tomography Laser Mammography device for detecting breast cancer through the skin in a non-invasive procedure ("CTLM(TM)"). The CTLM(TM) employs a proprietary laser and proprietary scanning geometry and reconstruction algorithms to detect and analyze tissue in the breast for indicia of malignancy or benignancy. The components of the laser system are purchased from two unaffiliated parties and assembled and installed by us into the CTLM(TM).

In connection with the CTLM(TM) clinical investigational trials, we are developing a clinical atlas of the optical properties of benign and malignant tissues with respect to absorption and scattering parameters as laser light passes through the tissue. The CTLM(TM) is designed to provide the physician with objective data for interpretation and further clinical work-up. Accordingly, we believe that the CTLM(TM) will improve early diagnosis, reduce diagnostic uncertainty, and decrease the number of biopsies performed on benign lesions.

BREAST CANCER
Breast cancer is one of the most common cancers among women and, notwithstanding the currently available detection modalities, is the leading cause of death among women aged 35 to 45. According to the American Cancer Society ("ACS"), approximately one in eight women in the United States will develop breast cancer during her lifetime. Nationwide, it is estimated that, each year, approximately 178,700 new cases of invasive breast cancer will be diagnosed among women in the United States, and approximately 43,500 women will die from this disease. Excluding skin cancers, the breast is the most frequent site of cancer among American women, accounting for 32% of incident cancers and 17% of cancer deaths. It is the second leading cause of death for American women following lung cancer and is the leading cause of cancer death among women aged 40 to 55. The annual cost of breast cancer management in the United States alone is approximately $25 billion.

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

Breast cancer screening is generally recommended as a routine part of preventive healthcare for women over the age of 20 (approximately 90 million in the United States). For these women, ACS has published guidelines for breast cancer screening including: (i) monthly breast self-examinations for all women over the age of 20; (ii) a baseline mammogram for women by the age of 40; (iii) a mammogram every one to two years for women between the ages of 40 and 49; and
(iv) an annual mammogram for women age 50 or older. As a result of family medical histories and other factors, certain women are at "high risk" of developing breast cancer during their lifetimes. For these women, physicians often recommend close monitoring, particularly if an abnormality posing increased risk factors has been detected.

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

Due in part to the limitations in the ability of the currently available modalities to identify malignant lesions, a large number of patients with suspicious lesions proceed to surgical biopsy, an invasive and expensive procedure. Approximately 800,000 surgical biopsies are performed each year in the United States, of which approximately 700,000 result in the surgical removal of benign breast tissue. The average cost of a surgical biopsy ranges from approximately $1,000 to $5,000 per procedure. Thus biopsies of benign breast tissue cost the U.S. health care system approximately $2.45 billion annually. In addition, biopsies result in pain, scarring, and anxiety to patients. Patients who are referred to biopsy usually are required to schedule the procedure in advance and generally must wait up to 48 hours for their biopsy results.

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

Mammography
Mammography is a non-invasive x-ray modality commonly used for both routine breast cancer screening and as a diagnostic tool. A mammogram produces an image of the internal structure of the breast that is intended to display lesions as white spots against the black and/or white background of normal tissue. In a screening mammogram, radiologists seek to detect suspicious lesions, while in a diagnostic mammogram radiologist seek to characterize suspicious lesions. Mammograms require subjective interpretation by a radiologist and are often uncomfortable for the patient. Because x-ray mammography exposes the patient to radiation, ACS recommends that mammograms be limited to once per year. In addition, x-ray mammography is considered to be less effective for women under the age of 50 who generally have radiographically dense breast tissue. The average cost of a diagnostic mammogram is approximately $55 to $200 per procedure (an average of $113) and requires the use of capital equipment ranging in cost from approximately $75,00 to $225,000. It is expected that the CTLM(TM) will cost approximately $300,000 and the cost of a bilateral exam will be $125 to $150. Due to the high capital costs associated with mammography equipment and the specialized training necessary to operate the equipment and to interpret radiographic images, mammography is usually available only at specialty clinics or hospitals.

Ultrasound
Ultrasound uses high frequency sound waves to create an image of soft tissues in the body in a non-invasive manner. Like mammography, this image requires interpretation by a physician. Ultrasound's principal role in breast cancer diagnosis has been to assist the physician in determining whether a palpable lesion is likely to be a cyst (usually benign) or a solid mass (potentially cancerous). The average cost for an ultrasound of the breast is approximately $125 to $500 per procedure (an average of $235) and requires the use of capital equipment ranging in cost from approximately $60,000 to $200,000. Again, it is expected that the CTLM(TM) will cost approximately $300,000 and the cost of an exam will be $125 to $150. Like mammography, ultrasound is generally performed at specialty clinics or hospitals.

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

THE COMPANY
We have a limited history of operations. Since our inception in December 1993, we have been engaged principally in the development of the CTLM(TM). We currently have no source of operating revenue and have incurred substantial net operating losses since our inception. On June 30, 2000, we had an accumulated deficit of $43,261,878 after discounts and dividends on Preferred Stock. Such losses have resulted principally from costs associated with our operations. We expect operating losses will continue for at least the next several years as substantial costs and expenses continue due principally to the anticipated commercialization of the CTLM(TM), development of, and clinical trials for, the CTLM(TM) and other research and development activities. Our ability to achieve profitability will depend in large part on our ability to obtain regulatory approvals for our proposed products and to develop the capacity to manufacture and market our approved products either by ourselves or in collaboration with others. There can be no assurance as to if or when we will ever receive regulatory approvals for the commercialization of the CTLM(TM), or achieve profitability. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

CTLM(TM)
The CTLM(TM) is a system for detecting breast cancer through the skin in a non-invasive procedure that does not require compression or x-ray. The CTLM(TM) employs a proprietary laser and proprietary scanning geometry and reconstruction algorithms that create contiguous cross sectional slice images of the breast which are used in the detection and analysis of changes in the breast for indicia of malignancy or benignancy. The components of the laser system are purchased from two unaffiliated parties, and assembled and installed into the CTLM(TM) by us.

Using the patient scans from our investigational clinical trials, we intend to develop a clinical atlas of the optical properties of benign and malignant tissues with respect to absorption and scattering parameters of light as it passes through the tissue. This atlas will be expanded as we obtain additional scans of breast abnormalities. The CTLM(TM) is designed to provide the physician with objective data for interpretation and further clinical work-up. Accordingly, we believe that the CTLM(TM) will improve early diagnosis, reduce diagnostic uncertainty, and decrease the number of biopsies performed on benign lesions. Further, the CTLM(TM) does not expose the patient to ionizing radiation or painful compression, which we believe are factors contributing to the unwillingness or inability of a significant portion of the patient population to obtain a conventional mammogram.

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

Clinical efficacy of conventional mammography diminishes proportionately with the abundance of fibroglandular breast tissue. Based upon this fact, limited interpretability of a mammogram increases the risk that a lesion may be overlooked, and diagnosis and treatment may be delayed, thus threatening the patient's survival probability. Forceful compression of breast tissue in order to aid in the distinction between so-called normal and abnormal breast tissue is fairly effective, but is uncomfortable, and often painful. This discomfort level poses an obstacle for many women in deciding to have their first mammogram or deciding whether to ever return for an annual screening mammogram.

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

We believe there is a significant market opportunity for objective breast cancer management technology which does not include discomfort and exposure to radiation. We believe that use of the CTLM(TM) to detect breast cancer will be especially promising for women between the ages of 20 to 50 (over 50 million women in the United States) for whom x-ray mammography has lower efficacy. These women often present diffuse palpable benign breast conditions, which can mask malignancies or pre-malignant conditions.

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

The use of dyes, sometimes referred to as contrast agents or simply "contrast", for radiographic imaging is a common medical practice. The use of contrast agents for breast imaging is not currently a common medical practice. The FDA has recently approved the use of radioactive compounds to identify breast cancer locations. The use of non-radioactive fluorescent dyes for breast imaging, we believe, has the potential to play a significant role in breast cancer detection. We intend to work with contrast agent manufacturers to explore and possibly develop this emerging technique. The FDA must first approve the use of non-radioactive florescent dyes before they can be used commercially. Any such approval could take several years.

GOVERNMENT REGULATION

United States Regulation
The United States Food and Drug Administration (the "FDA") has regulatory authority over the testing, manufacturing, and sale of the CTLM(TM) in the United States. Because the CTLM(TM) is a medical device, it is subject to the relevant provisions of the Federal Food, Drug and Cosmetic Act (FD&C Act") and its implementing regulations. Pursuant to the FD&C Act, the FDA regulates, among other things, the manufacture, labeling, distribution, and promotion of the CTLM(TM) in the United States. The FD&C Act requires that a medical device must (unless exempted by regulation) be cleared or approved by the FDA before being commercially distributed in the United States. The FD&C Act also requires that manufacturers of medical devices, among other things, comply with specific labeling requirements and manufacture devices in accordance with Good Manufacturing Practices ("GMPs"), which require that companies manufacture their products and maintain related documentation in a conformed manner with respect to manufacturing, testing, and quality control activities. The FDA inspects medical device manufacturers and distributors, and has broad authority to order recalls of medical devices, to seize non-complying medical devices, to enjoin and/or impose civil penalties, and to criminally prosecute violators.

The FDA classifies medical devices intended for human use into three classes:
Class I; Class II; and Class III. In general, Class I devices are products for which the FDA can determine that their safety and effectiveness can be reasonably assured by general controls under the FD&C Act relating to such matters as adulteration, misbranding, registration, notification, records and reports, and QSRs. Class II devices are products for which the FDA determines that these general controls are insufficient to provide reasonable assurance of safety and effectiveness, and that require special controls such as the promulgation of performance standards, post-market surveillance, patient registries, or such other actions as the FDA deems necessary. Class III devices are devices for which the FDA has insufficient information to conclude that either general controls or special controls would be sufficient to assure safety and effectiveness, and which are life-supporting, life-sustaining, of substantial importance in preventing impairment of human health (e.g., a diagnostic device to detect a life-threatening illness), or present a potentially unreasonable risk of illness or injury. Devices in Class III, such as the CTLM,? require pre-market approval, as described below.

The FD&C Act further provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA. Manufacturers of Class II devices must apply to the FDA for pre-marketing approval ("PMA") before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. A PMA application is typically a complex submission, usually including the results of clinical studies, and preparing an application is a detailed and time-consuming process.

Upon receipt of the PMA application, the FDA makes a threshold determination whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA is sufficiently complete to permit a substantive review, the FDA will review the application. Once a PMA application has been filed, the FDA has by regulation 180 days to review it; however the review time may be extended significantly by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee may also evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's quality system regulations commonly referred to as QSR's (formerly GMP requirements) prior to approval of a PMA. While the FDA has responded to some PMA applications within the allotted time period, PMA reviews generally take approximately 12 to 18 months or more from the date of filing to approval. The PMA process is a lengthy and expensive one, and there can be no assurance that a PMA application will be reviewed within 180 days or that the

FDA will ever approve a PMA application. We intend to request expedited review of our PMA application. See Item 1. "Business-Regulatory and Clinical Status, United States/FDA". If we were unable to obtain prompt FDA approval, it would have a material adverse effect on our business and financial condition and could result in postponement of the commercialization of the CTLM.? See "Regulatory and Clinical Status".

Any products manufactured or distributed by us pursuant to a PMA are or will be subject to pervasive and continuing regulation by the FDA. The FDA Act also requires that our products be manufactured in registered establishments and in accordance with QSR regulations. Labeling, advertising and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of medical devices is also subject to regulation in certain instances. In addition, the marketing and use of our products may be regulated by various state agencies.

All lasers manufactured for us are subject to the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health of the FDA. The law requires laser manufacturers to file new product and annual reports and to maintain quality control, product testing, and sales records, and to comply with labeling and certification requirements. Various warning labels must be affixed to the laser, depending on the class for the product under the performance standard.

Both the FDA and the individual states may inspect the manufacturers of our products on a routine basis for compliance with current QSR regulations and other requirements.

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

Foreign Regulation
Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. The laws of certain European and Asian countries may permit us to begin marketing the CTLM(TM) in Europe and Asia before marketing would be permitted in the United States. In order to sell our products within the European Economic Area ("EEA"), companies are required to achieve compliance with requirements of the Medical Devices Directive ("MDD") and affix a "CE" marking on their products to attest such compliance. In Europe, we will be required to obtain the certifications necessary to enable the CE mark to be affixed to our products in order to conduct sales in member countries of the EEA. In order to obtain these certifications, we must utilize the services of a notified body ("NB"), a regulatory body from the private sector which is responsible for the review and approval of the documentation submitted by us in order to enable the CE mark to be affixed to products. Certain standards and steps must be complied with in order to obtain a CE Mark in order to distribute the CTLM(TM) in the EEA. These standards include risk assessment, quality assurance and labeling. The listed standards are for the EEA market only and additional document requirements and standards exist for other markets.

In addition, unapproved products subject to the PMA requirements must receive prior FDA export approval in order to be exported outside of the United States unless they are approved for the use by any member country of the EEA or certain other countries. These countries include Australia, Canada, Israel, Japan, New Zealand, Switzerland, and South Africa. The device can be exported to the other qualified countries that have approved the device for use, provided that the following information must be submitted to the FDA: (i) a complete description of the device intended for export; (ii) the status of the device in the U.S.;
(iii) a letter from the appropriate foreign liaison (person with authority to sign a letter of acceptance for the foreign government stating that (a) the device is not in conflict with the laws for the country to which it is intended for export; (b) the foreign government has full knowledge of the status of the device in the U.S.; and (c) import is permitted or not objected to. The FDA reviews export requests to determine that exportation of the device (1) is not contrary to public health and safety and (2) has the approval of the country to which it is intended for export. If the device meets the above criteria, it is approved for export.

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

REGULATORY AND CLINICAL STATUS

United States/FDA
In June 1998, the FDA granted our application for an investigational device exemption ("IDE") in order to conduct human clinical trials of the CTLM(TM) beyond the very limited trials we conducted in 1996. The IDE permitted us to scan 20 patients at our in-house facilities in Plantation, Florida, subject to review and monitoring by an Institutional Review Board ("IRB"). The IRB consisted of, seven physicians and one physicist, all unaffiliated with us whose task was to assure, both in advance and by periodic review, that appropriate steps are taken to protect the rights and welfare of the persons participating as subjects of our research. The IRB was not responsible for nor did it participate in obtaining the data, the interpretation of data or clinical results, or the approval of the CTLM(TM). IRBs use a group process to review research protocols and related materials (e.g., informed consent documents and investigator brochures) to ensure that:

     o Risks to subjects are minimized by using procedures that are consistent with sound research design and that do not unnecessarily expose subjects to risk, and whenever appropriate, by using procedures already being performed on the subjects for diagnostic or treatment purposes.

     o Risks to subjects are reasonable in relation to anticipated benefits (if any) to subjects, and the importance of the knowledge that may be expected to result.

     o    Selection of subjects is equitable.

     o Informed consent will be sought from each prospective subject or the subject's legally authorized representative and will be documented in accordance with, and to the extent required, by the FDA's informed consent regulation.

     o Where appropriate, the research plan makes adequate provision for monitoring the data collected to ensure the safety of subjects.

     o There are adequate provisions to protect the privacy of subjects and to maintain the confidentiality of data.

     o Appropriate additional safeguards have been included in the study to protect the rights and welfare of subjects who are members of a vulnerable group.

In September 1998, we formally submitted the first and second series of the 20 patient in-vivo (human) images and corresponding interpretation data to the FDA.

The FDA responded to the submission in October 1998 asking that we limit future submissions to significant findings, milestones, annual reports, or changes that may affect the safety of the CTLM(TM). In all we scanned 20 women at our in-house facility. These scans produced no significant findings, milestones or changes that would affect the safety of the CTLM(TM) so there were no additional submissions except for our request to expand the study to the Nassau County Medical Center in East Meadow, New York ("NCMC"), where access to women with breast cancer would be more practical.

We received FDA approval to conduct the NCMC investigational study in February 1999. This IDE application is limited to 275 subjects. We selected the number 275 based on the distribution of the types of breast conditions outlined in the IDE protocol. Pursuant to our original discussions with the FDA, approximately 425 cases will be in the PMA application when it is submitted. Because of the limited experience acquired from the 20-patient in-house study, we elected to establish one clinical site, NCMC, and begin testing before expanding the next series of clinical tests to additional locations. In July 1999, the NCMC clinical investigational trials began.

The IRB for NCMC is comprised of 23 unaffiliated members. The IRB was already formed and was not impaneled specifically for the CTLM(TM) investigational clinical trials.

The results of each patient's scan are compared to her mammogram by NCMC and then the scan and the mammogram are forwarded to us for our review. The comparisons may be done individually after each scan or in batches. Depending on the quality of the images, the software or hardware of the CTLM(TM) may be adjusted to obtain maximum clarity.

In November 1999, we received FDA approval to use the University of Virginia Health System ("UVA Hospital") as the second approved testing site for the CTLM(TM) breast imaging device. The UVA Hospital testing site will follow an IDE protocol similar to the one approved for NCMC. The UVA Hospital clinical investigational trials began in November 1999. The FDA approved protocol under the IDE provides for a total of 275 subjects to be tested at each of the NCMC and the UVA Hospital sites.

In March 2000, we submitted to the FDA an interim report on the trials being conducted at NCMC and the UVA Hospital sites. The report contains statistical results as well as comparative mammography and CTLM(TM) images of malignant and benign case studies.

Clinical investigation of the use of indocyanine green as an optical breast imaging contrast agent has commenced at the UVA Hospital in May 2000 and in July 2000 at NCMC. The CTLM(TM) scanner has been used to excite the indocyanine green in the patient's blood and detect the radiated fluorescence. The rate at which the indocyanine green travels through the breast has been measured. Investigation is ongoing to evaluate how these observed parameters could be used to enhance detectability of breast abnormalities. We intend to include 50 cases utilizing indocyanine green in the 425 cases to be submitted with the PMA.

We are currently conducting discussions with three additional hospitals as we are contemplating expanding the clinical trials to an additional test site so that we can more quickly reach our desired total of 425 subjects to be included in our PMA. As of the date of the report, we have completed trials with 329 of the 425 subjects needed. We have received an oral approval of the protocol and site plan from one of the proposed clinical sites. In order to expand our clinical trials to another site, the IDE application for Nassau Hospital and UVA Hospital will have to be amended by supplying the required documentation, i.e., the protocol, signed investigator agreement, IRB approvals and the informed consent form. Once a formal commitment has been obtained and the IDE approved by the FDA, the site will become operational. Additionally, we plan to develop an atlas of clinical examples on CD-ROM for teaching purposes. With a large number of examples of each breast condition typically encountered, the atlas is expected to be of great value.

In order to sell the CTLM(TM) commercially in the United States, we must obtain marketing clearance from the FDA. A PMA application must be supported by extensive data, including pre-clinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Following receipt of a PMA application, if the FDA determines that the application is sufficiently complete to permit substantive review, the agency will "file" the application. Under the Food, Drug, and Cosmetic Act, the FDA has 180 days to review a PMA application, although in most cases the FDA substantially expands that time period through requests for additional information or clarification of existing information.

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

After reviewing the FDA Modular Submission sequence of a Pre-market Approval application (PMA), we decided to request permission to follow the guidelines of the "Standardized Shell for Modular Submission" for the FDA approval process. The FDA granted the request and assigned a Modular Shell Control Number and a general description of items required for the submission. Although we believe that our PMA will qualify for expedited review, there can be no assurance that any such review will be granted or if granted, that the PMA will be approved, or that such approval will be received on a timely basis. See "Government Regulation".


Foreign
We have begun the process of evaluating the CTLM(TM) for application of regulatory approval marks and showing compliance with the Medical Device Directive ("MDD"), which contains rules and regulations which must be complied with before placement of the CE mark. Many steps need to be taken into consideration with the end goal of accessing the EEA market. At present, we have not applied to the FDA for export approval for foreign sales. The following is a brief explanation of the steps we have taken or are currently taking to achieve this goal.

Evaluating and Securing a Notified Body ("NB") - The role of an NB is to assist manufacturers (domestic and international) in showing compliance with the governmental regulations that govern that specific category. Each country's government is able to designate a competent authority, which, among other things, is responsible for the evaluation of regulatory non-governmental agencies for designation as an NB.

An agency can be approved to be an NB for different categories (i.e. electrical products, machinery, medical, etc.). For instance, the NB that we will choose will be one that is approved to assist manufacturers in showing compliance with MDD. As MDD is very encompassing, (product safety, quality assurance, EMC, software, etc.) some NBs are only approved to assist manufacturers in certain areas (e.g., quality assurance evaluations) and the manufacturer will need to look to another NB for assistance in the other areas.

The evaluation and acceptance of an appropriate NB is critical since changing an NB once chosen is a costly matter. Great care must be taken in finding an NB with a reputation for educated interpretation of requirements and excellent customer service. We had previously chosen DGM of Denmark to be our NB but we are now considering selecting an NB that maintains offices in the United States.

Product Safety Evaluation -We believe that one of the most important aspects of product safety is the design of the product. If safety standards are not considered through the design of the product, the product safety evaluation may require that the mechanical and electrical parts of the product be re-designed. Throughout the CTLM(TM) design process, we have made every effort to confirm that it complies with all domestic and international safety standards. New requirements, or new interpretations of existing requirements, may affect the CTLM(TM).

Quality Assurance - Our current goal is to implement a full quality system at our corporate offices. Our Quality Assurance Manager ("QAM") has begun the process of implementation in accordance with the required standards. After implementation of the quality system, auditors are required to review a history of the system, in particular how it works and how the normal difficulties that occur in design and manufacturing were overcome. Our QAM and the NB will need to determine how much history is required for proper proof that the system is adequate.

Software Evaluation - Our Software Manager heads the preparations for software evaluation. Because the standards in this area are relatively new to the industry, regulatory agencies will be very cautious in the evaluation. Through advice from our consultant, we have begun document preparation for evaluation submission. One of the larger steps in documentation preparation for this evaluation is the risk analysis for the device. Although there may be changes to the CTLM(TM) that may affect the report, we have completed a risk analysis for the CTLM(TM) and are ready to proceed with the remainder of the documentation.

Efficacy - Almost any market will require the proof of the effectiveness of a medical device. This is done by clinical trials and is a process that is the same for the United States as for the EEA; however reporting methods may differ. As we continue with clinical trials in the U.S., these efforts will also benefit us in the EEA market, as we will be able to use our U.S. results to satisfy the European regulators.

SALES AND MARKETING
At present, our President is also the Director of Sales. As Director of Sales, she is in charge of locating, obtaining, and coordinating with strategic marketing and distribution companies who have established marketing capabilities, both domestic and international. The target domestic market includes most of the over 10,000 mammography centers across the United States, which are located in both large and small hospitals and in private clinics. The international target market is large government and private hospitals.

Since the field of Medical Optical Imaging is relatively new to most radiologists and mammographers, the extent that, and rate at which, the CTLM(TM) achieves market acceptance and penetration will depend on many variables. These include, but are not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy, and cost-effectiveness of the CTLM(TM), and the advantage of the CTLM(TM) over existing technology and cancer detection methods. We have focused our efforts on establishing a presence at major Breast Imaging Conferences that are held each year. Failure of our products to gain market acceptance would have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance that physicians or the medical community in general will accept and/or utilize the CTLM(TM).

In order to market any products we may develop, we will have to develop a marketing and sales force with technical expertise and distribution capability. There can be no assurance that we will be able to establish sales and distribution capabilities or that we will be successful in gaining market acceptance for any products we may develop.

Reliance on International Sales
The laws of certain European and Asian countries may permit us to begin marketing the CTLM(TM) in Europe and Asia before marketing would be permitted in the United States. See "Government Regulation". We intend to commence international sales of the CTLM(TM) in Europe and Asia prior to commencing commercial sales in the United States, where sales cannot occur unless and until we receive pre-market approval from the FDA. Until we receive pre-market approval from the FDA to market the CTLM(TM) in the United States, as to which there can be no assurance, our revenues, if any, will be derived from sales to international distributors. A significant portion of our revenues, therefore, may be subject to the risks associated with international sales, including economical and political instability, shipping delays, fluctuation of foreign currency exchange rates, foreign regulatory requirements and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a timely basis. Future imposition of, or significant increases in the level of customs, duties, export quotas or other trade restrictions could have a material adverse effect on our business, financial condition and results of operations. The regulation of medical devices, particularly in Europe, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on us.

INTERNATIONAL DISTRIBUTORS

Since 1997, we have entered into international distribution agreements with distributors in various countries. These agreements provide for initial terms of 18 to 36 months, beginning upon our receipt of the PMA. Each agreement contains a minimum sales quota adapted to the country in question and contains a one or two-year extension in the event that the sales quota for the initial term is met.

The following are our international agreements that we believe hold the most promise:

     o In January 1998, we entered into an International Distribution Agreement with Emtron, a leading medical equipment distributor based in Turkey. Emtron currently represents products for companies such as Summit Technology, Sunrise Medical Technology, Iris Medical Instruments, Telsar, and Medlab, among many others, in Turkey. Emtron appears to have a strong presence in the industry, marketing to the 30 university hospitals, the Social Security System (which has over 100 hospitals) and larger private hospitals in Turkey.

     o Pursuant to the Agreement, Emtron will have exclusive rights to market the CTLM(TM)in Turkey for a term of 18 months with an option to renew for an additional one-year term.

     o In April 1998, we entered into an exclusive International Distribution Agreement with Focus Surgical LTD., to distribute the CTLM(TM) to hospitals and clinics throughout the United Kingdom and Ireland. The term of the Agreement is three years, with a minimum purchase requirement of 10, 12, and 15 CTLM's(TM) in the first, second, and third year(s) of the Agreement, respectively. Focus Surgical currently distributes non-competitive laser products for companies such as Sunrise Medical Technologies and Baltec, among many others.

In December 1998, we entered into distribution agreements with Consultronix and Iberadac to distribute the CTLM(TM) throughout Poland, and Portugal and Spain, respectively. The Agreements are for a term of 3 years, with a renewal option by us for an additional one-year.

     o Consultronix was established in 1987 and employs 22 persons and markets medical equipment throughout Poland in the field of Ophthalmology, Image Diagnostic, and Urology. Iberadac distributes Radiology and Ultrasound equipment for Americare, Capintec, Acuson and Fisher Imaging throughout Portugal and Spain.

     o In November 1999, we entered into a distribution agreement with Cycle of Life Technologies, Inc., a division of INTRACOR Inc., an international trading company of medical products based in Canada. This agreement gives Cycle of Life the exclusive right to distribute and sell the CTLM(TM)in Canada and several other countries for a period of three years with the possibility of a two-year extension of the exclusive distribution and sales rights if Cycle of Life meets specific sales requirements. The terms of the agreement provide that Cycle of Life will distribute a minimum of 50 CTLM(TM)systems in its countries at a purchase price of $250,000 per system over the initial two years of the agreement; if these requirements are not met, we would be able to terminate the agreement. As of August 31, 2000, we have not earned any revenues from this agreement. The purchase order received for two CTLM(TM)systems totaling $500,000 dated December 1, 1999 cannot be filled until we receive FDA export approval to send CTLM(TM)systems to Canada. At present, we are having our CTLM(TM)application reviewed by Canadian authorities, which approval is required as part of the documentation we must submit to the FDA in our application for export approval.

     o In May 2000, we entered into an exclusive distribution agreement with MD Export Inc. to distribute the CTLM(TM) in Mexico. The Agreement is for a term of three years, with a renewal option by us for an additional two years, if the distributor sells 50 CTLM(TM) systems in the initial three-year term of the distribution agreement.

The following is a summary of our existing international distribution agreements. All agreements are exclusive, except as indicated:

                      INTERNATIONAL DISTRIBUTORS BY COUNTRY


         Country             Term    Renewal Period
Argentina                  3 years        2 years
Australia                  3 years        2 years
Austria                    3 years        2 years
Barbados                   3 years        2 years
Belgium                    3 years        1 year
Bolivia                    3 years        2 years
Bosnia                     3 years        2 years
Brazil                     3 years        2 years
Brunei                     3 years        2 years
Bulgaria                   3 years        2 years
Canada                     3 years        2 years
Chile                      3 years        2 years
China                      3 years        2 years
Columbia                   3 years        2 years
Croatia                    3 years        2 years
Denmark                    3 years        2 years
Ecuador                    3 years        3 years
France                     3 years        2 years
French Guyana              3 years        2 years
Germany                    3 years        2 years
Greece                     3 years        2 years
Guyana                     3 years        2 years
Hong Kong                  3 years        2 years
Hungary                    3 years        2 years
India                      3 years        2 years
Indonesia                  3 years        2 years
Ireland                    3 years        1 year
Israel                     2 years        2 years
Italy                     29 months       2 years
Kazakhstan                 3 years        2 years
Kuwait                     3 years        2 years
Kyrgyzstan                 3 years        2 years
Luxembourg                 3 years        1 year
Macao                      3 years        2 years
Macedonia                  3 years        2 years
Malaysia                   3 years        2 years
Mexico                     3 years        2 years
Netherlands                3 years        1 year
New Zealand                3 years        2 years
Paraguay                   3 years        2 years
Peru                       3 years        2 years
Philippines                3 years        2 years
Poland                     3 years        1 year
Portugal                   3 years        1 year

Romania                    3 years        2 years
Russia                     3 years        2 years
San Marino                29 months       2 years
Saudi Arabia               3 years        2 years
Serbia                     3 years        2 years
Singapore                  3 years        2 years
Slovakia                   3 years        2 years
Slovenia                   3 years        2 years
South Africa               3 years        2 years
South Korea                2 years        2 years
Spain                      3 years        1 year
Surinam                    3 years        2 years
Switzerland                3 years        2 years
Taiwan                     3 years        2 years
Tajikistan                 3 years        2 years
Thailand                   3 years        2 years
Trinidad & Tobago          3 years        2 years
Turkey                    18 months       1 year
Ukraine                    3 years        2 years
United Kingdom             3 years        1 year
Uruguay                    3 years        2 years
Uzbekistan                 3 years        2 years
Vatican City              29 months       2 years
Venezuela (Non-Excl)       3 years        2 years

While our distribution agreements contain sales quotas and other provisions which allow us to terminate the agreements upon breach by the distributor, the laws of many countries provide special statutory protections, which do not exist in the United States, for distributors of imported products. Consequently, in many countries we may find it very difficult, if not impossible to terminate a non-performing exclusive distributor and replace that distributor with a more capable distributor. The Company could be materially adversely affected if it is unable to promptly terminate non-performing exclusive distributors in major markets for the CTLM(TM).

THIRD-PARTY REIMBURSEMENT; HEALTH CARE REFORM

In the United States, suppliers of health care products and services are greatly affected by Medicare, Medicaid, and other government insurance programs, as well as by private insurance reimbursement programs. Third-party payors (Medicare, Medicaid, private health insurance companies and other organizations) may affect the pricing or relative attractiveness of our products by regulating the level of reimbursement provided by such payors to the physicians and clinics utilizing the CTLM(TM) or by refusing reimbursement. If examinations utilizing our products were not reimbursed under these programs, our ability to sell our products may be materially and/or adversely affected. There can be no assurance that third-party payors will provide reimbursement for use of our products. Several states and the U.S. government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending on health care items and services, limit coverage for new technology and limit or control the price health care providers and drug and device manufacturers may charge for their services and products, respectively. If adopted and implemented, such reforms could have a material adverse effect on our business, financial condition and results of operations. In international markets, reimbursement by private third-party medical insurance providers, including governmental insurers and independent providers, varies from country to country. In certain countries, our ability to achieve significant market penetration may depend upon the availability of third-party governmental reimbursement. Revenues and profitability of medical device companies may be affected by the continuing efforts of governmental and third party payers to contain or reduce the cost of health care through various means.

PRODUCT LIABILITY

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of cancer detection products. Significant litigation, not involving us, has occurred in the past based on allegations of false negative diagnoses of cancer. While the CTLM(TM) is being developed as an adjunct to other diagnostic techniques, there can be no assurance that we will not be subjected to future claims and potential liability. The FDA does not require liability insurance and we therefore did not acquire it for our in-house clinical investigational trials. At present we carry $3,000,000 in product liability insurance for both clinical sites and will continue to carry it for further clinical testing and subsequent distributors.

COMPETITION
The medical device industry generally, and the cancer diagnostic imaging segments in particular, are characterized by rapidly evolving technology and intense competition. Other companies in the medical device industry may be developing, or could in the future attempt to develop, additional products that are competitive with the CTLM(TM). The market in which we intend to participate is highly competitive. Many of the companies in the cancer diagnostic and screening markets have substantially greater technological, financial, research and development, regulatory, manufacturing, human and marketing resources, and experience than we do. Our competitors may succeed in developing or marketing technologies and products that are more effective or less costly than ours, or that would render our technology and products obsolete or noncompetitive. We may not be able to compete against such competitors and potential competitors in terms of manufacturing, marketing, and sales.

The CTLM(TM) will be competing primarily with established imaging equipment such as x-ray mammography equipment, ultrasound or high definition ultrasound systems, Magnetic Resonance Imaging ("MRI") systems, and thermography, diaphonography and transilluminational devices. Physicians presently using these customary types of imaging equipment may be reluctant to use a new product. Although we believe that our products may offer certain technological advantages over our competitors' currently marketed products, earlier entrants in the market for a diagnostic application often obtain and maintain significant market share relative to later entrants.

Currently, mammography is employed widely and our ability to sell the CTLM(TM) to medical facilities will, in large part, be dependent on our ability to demonstrate the clinical utility of the CTLM(TM) as an adjunct to mammography and physical examination and our advantages over other available diagnostic tests. The competition for developing a commercial device utilizing computed tomography techniques and laser technology is difficult to ascertain given the proprietary nature of the technology. There are a significant number of academic institutions involved in various areas of research involving "optical medical imaging" which is a shorthand description of the technology the CTLM(TM) utilizes. A brief list of the most prestigious of these institutions includes the University of Pennsylvania, The City College of New York, and University College London. Two of these institutions have granted licenses on certain patented technologies to two companies: University of Pennsylvania - Non-Invasive Technologies; City College of New York - MediScience, Inc.

Methods for the detection of cancer are subject to rapid technological innovation and there can be no assurance that future technical changes will not render our CTLM(TM) obsolete. There can be no assurance that the development of new types of diagnostic medical equipment or technology will not have a material adverse effect on our business, financial condition, and results of operations.

PATENTS

The patent for the CTLM(TM) was issued in December 1997 under Patent Number 5,692,511 (the "Patent"). The Patent has a total of 4 independent claims and 24 subordinate claims. The independent claims serve to provide an overall outline of the disclosure of the invention. The subordinate claims provide additional information to identify pertinent details of the invention as they relate to the respective specific independent claim. We own the rights to the Patent for its 17-year life pursuant to an exclusive patent licensing agreement with Richard Grable, our Chief Executive Officer, who invented the CTLM(TM) and owns the Patent. See "Patent Licensing Agreement" and "Certain Transactions."

In September 1999, we were issued a patent for a laser imaging apparatus using biomedical markers that bind to cancer cells. This patent was issued under Patent Number 5,952,664 and is owned by the Company. The biomedical marker we are currently testing is a fluorescent marker. We plan to continue studying other biomedical markers in conjunction with major pharmaceutical companies as a potential advanced diagnostic feature to be used with our CTLM(TM) system. The CTLM(TM) in combination with the fluorescent feature has the potential to be used with photodynamic therapy (PDT) to aid in the treatment of breast cancer.

In February 2000, our patent application for the reconstruction algorithm was granted a notice of allowance by the United States Patent and Trademark office. This patent, "Method for Reconstructing the Image of an Object Being Scanned", should be issued to us in the next several months.

In February 2000, we were issued a patent for: "Device for Determining the Perimeter of the Surface of an Object Being Scanned and for Limiting Reflection from the Object Surface". The patent was issued under Patent Number 6,029,077 and is owned by the Company. This particular patent covers the technique for determining the perimeter of the breast, which simplifies the algorithms necessary to produce the image.

In March 2000, we were issued a patent for: "Apparatus and Method for Determining the Perimeter of the Surface of an Object Being Scanned". The patent was issued under Patent Number 6,044,288, and is owned by the Company. This additional patent covers an optical technique to determine the perimeter of a scanned breast. The Company's patent 6,029,077 described in the previous paragraph covers a different technique to perform the same measurement. Together, these two patents protect the practical techniques that can be used to acquire this information.

In August 2000, we were issued a patent for: "Detector Array for Use in a Laser Imaging Apparatus". The patent was issued under Patent Number 6,100,520 and is owned by the Company. This patent describes the several different variations that can be used while scanning the breast without any contact between the breast and the optical components. Unlike the conventional method, this unique feature allows the CTLM(TM) to scan the breast without the use of breast compression.

Below is a table indicating all United States patents pending or issued with regard to Optical Tomography:

                         U.S. PATENTS PENDING AND ISSUED
  PCT Appl.                      For                        Case #    Serial #     Filing Date    Patent #    Patent Date
     Yes      Diagnostic Tomographic Laser Imaging           6356    08/484,904      6/7/95       5,692,511     12/2/97
              Apparatus
              (Electronics & Imaging)
     Yes      Diagnostic Tomographic Laser Imaging          6356-US   08/952,821      7/31/98       Pending
              Apparatus
              (Patient Support Structure) in addition
              to above

  PCT Appl.   For                                           Case #    Serial #     Filing Date    Patent #    Patent Date
     Yes      Apparatus and Method for Determining the      6558-1   08/965,148      11/6/97      6,044,288     3/28/00
              Perimeter of the Surface of an Object
              Being Scanned

  PCT Appl.   For                                           Case #    Serial #     Filing Date    Patent #    Patent Date
     Yes      Device for Determining the Perimeter of       6559-1   08/965,149      11/6/97      6,029,077     2/22/00
              the Surface of an Object Being Scanned
              and for Limiting Reflection from the Object
              Surface

  PCT Appl.   For                                           Case #    Serial #     Filing Date    Patent #    Patent Date
     No       Data Acquisition Technique                     6570    60/032,592     11/29/96       Pending



  PCT Appl.   For                                           Case #    Serial #     Filing Date    Patent #    Patent Date
     No       Data Acquisition Technique Using Wall Eye      6571    60/032,593     11/29/96       Pending

  PCT Appl.   For                                           Case #    Serial #     Filing Date    Patent #    Patent Date
     No       Detector Array with Variable Amplifiers       6572-1   08/979,328     11/26/97       Pending
              for Use in a Laser Imaging Device

  PCT Appl.   For                                           Case #    Serial #     Filing Date    Patent #    Patent Date
     Yes      Detector Array for Use in a Laser Imaging     6573-1   08/963,760      11/4/97      6,100,520      8/8/00
              Apparatus

 PCT Appl.   For                                           Case #    Serial #     Filing Date    Patent #    Patent Date
     Yes      Method for Reconstructing the Image of an     6574-1   08/979,624     11/28/97      Notice of
              Object Scanned with a Laser Imaging Apparatus                                       Allowance

  PCT Appl.   For                                           Case #    Serial #     Filing Date    Patent #    Patent Date
     Yes      Laser Imaging Apparatus Using Biomedical       6647    09/008,477      1/16/98      5,952,664     9/14/99
              Markers That Bind to Cancer Cells

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

  PCT Appl.   For                                           Case #    Serial #     Filing Date    Patent #    Patent Date
     Yes      Time-Resolved Breast Imaging Device            6707    09/199,440     11/25/98       Pending

  PCT Appl.   For                                           Case #    Serial #     Filing Date    Patent #    Patent Date
     Yes      CCD Array Used as a Multiple Detector          6825    09/497/691      2/4/99        Pending

  PCT Appl.   For                                           Case #     Serial #     Filing Date    Patent #    Patent Date
     No       Suppression of Optical Reflection             6996-Prv  60/197615      4/14/00     Provisional
              in Medical Optical Imaging Scanner

  PCT Appl.   For                                           Case #     Serial #     Filing Date    Patent #    Patent Date
     No       Multiple Wavelength Simultaneous Data         6997-Prv  60/202933      5/9/00      Provisional
              Acquisition Device for Breast Imaging

  PCT Appl.   For                                           Case #     Serial #     Filing Date    Patent #    Patent Date
     No       Use of Fluorescent Dye to Facilitate          7035-Prv  60/224350      8/11/00     Provisional
              Surgery

Neither Mr. Grable nor we hold foreign patents; however, the table below sets forth certain information with regard to the patents that have been applied for.

                       FOREIGN PATENT APPLICATIONS PENDING
AUSTRALIA
Description                  For                       Intl. Appl. #         Filing Date
National Phase in Australia  Diagnostic Tomographic    PCT/US95/08225        7/10/95
of PCT Appl.                 Laser Imaging Apparatus

CANADA
Description                  For                       Intl. Appl. #         Filing Date
National Phase in Canada of  Diagnostic Tomographic    PCT/US95/08225        7/10/95
PCT Appl.                    Laser Imaging Apparatus

China
Description                  For                       Intl. Appl. #         Filing Date
Chinese Patent Appl. For     Diagnostic Tomographic    PCT/US95/08225        7/10/95
Invention                    Laser Imaging Apparatus

European Office
Description                  For                       Intl. Appl. #         Filing Date
National Stage in Europe of  Diagnostic Tomographic    PCT/US95/08225        7/10/95
PCT Appl.                    Laser Imaging Apparatus


Japan                       For                        Intl. Appl. #         Filing Date
Natl. Phase in Japan of PCT Diagnostic Tomographic     PCT/US95/08225        7/10/95
Appl.                       Laser Imaging Apparatus

MEXICO
Description                 For                        Intl. Appl. #         Filing Date
National Phase in Mexico    Diagnostic Tomographic     PCT/US95/08225        7/10/95
of PCT Appl.                Laser Imaging Apparatus

PCT Covers European
Countries
Description                 For                        Intl. Appl. #         Filing Date
PCT Appl. For RJG           Diagnostic Tomographic     PCT/US95/08225        7/10/95
                            Imaging Apparatus
PCT Intl. Appl of IDSI      Detector Array for Use in  PCT/US97/20970        11/28/97
                            a Laser Imaging Apparatus
PCT Intl. Appl of IDSI      Method for Reconstructing  PCT/US97/23160        11/28/97
                            the Image of an Object
                            Scanned with a Laser
                            Imaging Apparatus
PCT Intl. Appl. Of Wake,    Device for Determining     PCT/US97/19615        11/7/97
Grable & Rohler             the Perimeter of the
                            Surface of an Object
                            Being Scanned and for
                            Limiting Reflection from
                            the Object Surface
PCT Intl. Appl of IDSI      Apparatus for Determining  PCT/US97/19614        11/7/97
                            the Perimeter of the
                            Surface of an Object
                            Being Scanned
PCT Intl. Appl of IDSI      Time-Resolved Breast       PCT/US98/24939        11/25/98
                            Imaging  Device


We intend to file for patents on products, including the CTLM(TM), for which we believe the cost of obtaining a patent is economically reasonable in relation to the expected protection obtained. There can be no assurances that any patent that we apply for will be issued, or that any patents issued will protect our technology. If the patents we license or obtain are infringed upon, or if we are required to defend any patent infringement cases brought against us, that will require substantial capital, the expenditure of which we might not be able to afford.

PATENT LICENSING AGREEMENT
The Company's predecessor was formed in December 1993 for the sole purpose of developing and commercializing Richard Grable's invention, a CT laser breast-imaging device (the "Mammoscan(TM)"). The Mammoscan(TM) had already been exhibited at the Radiology Society of North America ("RSNA") 1989 session and held the promise of a new, emerging technology for the detection of breast abnormalities without compression or ionizing X-rays. This device used a laser diode for its energy source and a 386 processor that was extremely slow. Once the technology became available to speed up the processing, the Founders believed that this device would be a major breakthrough in the early detection of breast cancer.


Mr. Grable invented the CTLM(TM) by making major improvements in the Mammoscan(TM) technology. In June 1998, we finalized an exclusive patent license agreement with Mr. Grable, which encompasses the technology for the CTLM(TM). The Company and Mr. Grable had previously entered into an oral agreement for the exclusive license for the Patent that was never memorialized in written form. The term of the license is for the life of the Patent (17 years) and any renewals, subject to termination, under specific conditions. As consideration for this license, we issued to Mr. Grable 7,000,000 shares of common stock. In addition, we have agreed to pay Mr. Grable a royalty based upon a percentage, ranging from 6% to 10%, of the net selling price (the dollar amount earned from our sale, both international and domestic, before taxes minus the cost of the goods sold and commissions or discounts paid) of all the products and goods in which the patent is used. Mr. Grable has agreed that these royalty provisions will not apply to any sales and deliveries of CTLM(TM) systems made by the Company prior to receipt of the PMA for the CTLM(TM). In addition, following issuance of the PMA, the Company and Mr. Grable have agreed that Mr. Grable will be paid guaranteed minimum royalties of at least $250,000 per year based on the sales of the products and goods in which the CTLM(TM) patent is used.

The following table sets forth the Patent licensing royalty structure:


         ANNUAL NET SELLING PRICE        PERCENTAGE
      $0 to $1,999,999                      10%
      $2,000,000 to $3,999,999               9%
      $4,000,000 to $6,999,999               8%
      $7,000,000 to $9,999,99                7%
      Greater than $10,000,000               6%


OEM Agreement
In January 1998, we entered into an Original Equipment Manufacturer Agreement
(OEM) with Imation Corp. ("Imation") which was purchased by the Eastman Kodak Company ("Kodak") in December 1998. Immediately after the purchase by Kodak, we received correspondence from them, which confirmed that our OEM agreement would not be changed by the acquisition of Imation. At that time, we purchased a new Dry View Imager, which was delivered on April 5, 1999. The additional Imation Dry View Imager on loan to us as a demonstrator was shipped to Nassau County Medical Center on April 7, 1999. We subsequently received a new draft OEM agreement from Kodak, which is currently being reviewed by our legal counsel.

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

It was originally believed that the OEM agreement could provide us with immediate revenues from direct sale of the Dry View Technology. As a result of local marketing efforts in the immediate market of South Florida, it was quickly determined that the marketing of this product would not be cost effective since we would be competing with Imation's (now Kodak's own sales force) and others who have far greater resources and personnel than us. Due to this competition factor, we have not marketed any DryView to date and will use the technology as a value-added option to the CTLM(TM) when sold, thus eliminating the need for the customer to set up a dark room and purchase chemicals for processing, which traditional image processors require.

NASDAQ LISTING

On July 21, 1999, we received an opinion of the U.S. Securities and Exchange Commission (the "Commission") dismissing our application for review of our appeal to the denial of our application for Nasdaq Small Cap Market listing. The Commission found that Nasdaq did not exceed its authority by requiring us to (i) satisfy the $4.00 per share bid price requirement; (ii) satisfy all other requirements for initial listing; and (iii) evidence a minimum of $5,000,000 in net tangible assets. The Commission went on to say that the specific grounds identified as the basis for Nasdaq imposing the conditions for inclusion (i.e. the our stock price was well below the $4.00 minimum required for Nasdaq inclusion and concern that we would not be able to maintain compliance with the $2,000,000 net tangible assets maintenance requirement over the long term) existed in fact and therefore Nasdaq did not exceed its authority by requiring the net tangible assets and share bid price conditions. We do not intend to take any further action in this matter.

EMPLOYEES
As of the date of this Report, we have 37 full-time employees, including our three executive officers, and two part-time employees. A majority of our employees (26) are employed in the areas of scientific and product research and development. Our ability to provide our services is dependent upon our recruiting, hiring and retaining qualified technical personnel. To date, we have been able to recruit and retain sufficient qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. Therefore, we have entered into employment agreements with certain of our executive officers and key employees. The loss of the services of existing personnel as well as the failure to recruit key scientific, technical and managerial personnel in a timely manner would be detrimental to our research and development programs and to our business. Our anticipated growth and expansion into areas and activities requiring additional expertise, such as marketing, will require the addition of new management personnel. Competition for qualified personnel is intense and there can be no assurance that we will be able to continue to attract and retain qualified personnel necessary for the development of our business.

YEAR 2000
We have successfully implemented our Year 2000 Compliance Plan and have experienced no adverse effects from the transition from 1999.


ITEM 2.  DESCRIPTION OF PROPERTY

Our facilities are located at 6531 N.W. 18th Court, Plantation, Florida. The facilities are owned by us and comprise a 24,000-sq. ft. building with ample space to easily expand, located on a 5-acre landscaped tract. In April 1999, we placed a mortgage on our property in connection with the issuance of a Convertible Debenture to Charlton Avenue LLC. Upon the full conversion of the debenture, we received and recorded a discharge of mortgage. We believe that our facility is adequate for our current and reasonably foreseeable future needs. We intend to assemble the CTLM(TM) at our facility from hardware components that will be made by vendors to our specifications. The software components of the device are developed in-house by us.

ITEM 3.  LEGAL PROCEEDINGS
On August 25, 1999, Andrew Abraham Skolnick served us with a civil lawsuit with regard to certain employment matters, which we believe to be without merit. The suit was resolved to the parties' mutual satisfaction and dismissed by stipulation on June 21, 2000.

On May 1, 2000, we filed a civil lawsuit against DOE 1 a/k/a DEIGHTON and DOE 2 a/k/a docpatel in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. CACE 00-006881 (04) for defamation and tortious interference with the Company's contracts and business relationships. A Final Judgment of Permanent Injunction against defendant Steven Cortopassi a/k/a "docpatel" was ordered by the Court on July 12, 2000. This injunction permanently enjoins and restrains Mr. Cortopassi from posting any messages whatsoever concerning the Company, Richard Grable and Linda Grable on The Raging Bull or any other Internet bulletin/message board and permanently enjoins and restrains Mr. Cortopassi from publishing any false or defamatory statements concerning the Company, and its officers, directors and employees. Mr. Cortopassi is also permanently enjoined and restrained from interfering with any contractual/business relationship by and between the Company, Richard Grable, Linda Grable and/or its employees, customers, etc.

The civil lawsuit filed against Doe 1 a/k/a DEIGHTON is still pending and seeks temporary and permanent relief which would restrain Doe 1 and their agents, etc. from making any statement or engaging in any conduct to intentionally interfere with any contractual/business relationship by and between the Company, Richard Grable and Linda Grable and our customers, shareholders and/or investors, and for damages, attorney fees, costs and interest in excess of $15,000.00. A Summons and Verified Complaint was served on Doe 1 and a response was filed by Diane M. Strait, a former employee of the Company. The defendant, Ms. Strait has admitted to being the author, with another person, of over 1,000 postings on the Raging Bull message boards regarding the Company. Testimony on the motion for a temporary injunction commenced on May 18, 2000 and a continuation of the motion has been scheduled. We are currently conducting discovery in conjunction with this case. We intend to vigorously prosecute this action and prevent the further publication and dissemination of flagrantly false information.

On June 16, 2000 we filed a motion for the issuance of an Interlocutory and Permanent Injunction against David J. Hall, Ph.D. (a former employee) and ART Advanced Research Technologies Inc. (his current employer) in the Superior Court of the Province of Quebec, District of Montreal, Case No. 500-05-058294-008 seeking to enjoin Dr. Hall from using, divulging or disclosing trade secrets or other confidential information to ART and to enjoin Dr. Hall from breaching his fiduciary duty of loyalty and contractual obligation of confidentiality and non-competition. We have conducted "Examinations on Affidavits" of all parties and legal arguments have been tentatively scheduled for November 2000.

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





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2000 we held an annual meeting of stockholders at our corporate offices at 6531 NW 18th Court, Plantation, Florida for the following purposes:

     1. To elect six directors to serve a one-year term expiring upon the 2001 Annual Meeting of Stockholders or until his/her successor is duly elected and qualified;

     2. To consider and act upon a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, no par value, from 100,000,000 to 150,000,000;

     3. To consider and act upon a proposal to adopt the Company's 2000 Non-Statutory Stock Option Plan; and

     4. To ratify the Board of Directors' appointment of Margolies, Fink and Wichrowski, CPA's as independent auditors for the Company for the fiscal year ending June 30, 2000.

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

     QUARTER ENDING                           HIGH BID         LOW BID

FISCAL YEAR 1999
First Quarter                                   $0.56           $0.21
Second Quarter                                  $1.00           $0.35
Third Quarter                                   $0.59           $0.34
Fourth Quarter                                  $0.47           $0.28

FISCAL YEAR 2000
First Quarter                                   $0.33           $0.11
Second Quarter                                  $0.80           $0.08
Third Quarter                                   $5.75           $0.81
Fourth Quarter                                  $3.03           $1.01

FISCAL YEAR 2001
First Quarter (through September 13, 2000)      $3.44           $1.13

On September 13, 2000, the closing trade price of the common stock as reported on the OTC Bulletin Board was $3.34. As of such date, there were approximately 1,194 registered holders of record of our common stock.

SALE OF UNREGISTERED SECURITIES

Private Placement of Preferred Stock

We have had to rely on the private placement of preferred and common stock to obtain working capital. In deciding to issue preferred stock pursuant to the private placements, we took into account the number of common shares authorized and outstanding, the market price of the common stock at the time of each preferred sale and the number of common shares the preferred stock would have been convertible into at the time of the sale. At the time of each private placement of preferred stock there were enough shares, based on the price of our common stock at the time of the sale of the preferred to satisfy the preferred conversion requirements. Although our board of directors tried to negotiate a floor on the conversion price of each series of preferred stock prior to sale, it was unable to do so. In order to obtain working capital we will continue to seek capital through debt or equity financing which may include the issuance of convertible preferred stock whose rights and preferences are superior to those of the common stock holders. We have endeavored to negotiate the best transaction possible taking into account the impact on our shareholders, dilution, loss of voting power and the possibility of a change-in-control; however, in order to satisfy our working capital needs, we have been and may continue to be forced to issue convertible securities and debentures with no limitations on conversion. In addition, the dividends on the preferred stock affect the net losses applicable to shareholders. There are also applicable adjustments as a result of the calculation of the deemed preferred stock dividends because we have entered into contracts providing for discounts on the preferred stock when it is converted. As a result of the dividends on cumulative preferred stock, the net loss per common shareholder increased $.02 per share for the fiscal year ending June 30, 1999, with a cumulative total of $.17 per share. There was no effect on the fiscal year ending June 30, 2000.

In the event that we issue preferred stock without a limit on the number of shares that can be issued upon conversion and the price of our common stock decreases, the percentage of shares outstanding that will be held by preferred holders upon conversion will increase accordingly. The lower the market price the greater the number of shares to be issued to the preferred holders, upon conversion, thus increasing the potential profits to the holders when the price per share increases and the holders sell the common shares. In addition, the sale of a substantial amount of preferred stock to relatively few holders could cause a possible change-in-control. In the event of a voluntary or involuntary liquidation while the preferred stock is outstanding, the holders will be entitled to a preference in distribution of our property available for distribution equal to $10,000 per share. The following table summarizes certain information with regard to the Company's sale and full conversion of its Series B, C, D, E, F, G, H, and I preferred stock, all of which was sold to European and American institutional investors in private placements pursuant to the exemptions from registration contained in SEC Regulations D and S.


                                 Series B   Series C     Series D     Series E     Series F     Series G     Series H     Series I
Regulation D or S                Reg D.       Reg. S       Reg. S       Reg. S       Reg. S       Reg. D       Reg. D       Reg. D
No. of Pfd. Shares                  450          210           50           50           75           35          100          138
Price per Pfd. share        $    10,000   $   10,000   $   10,000   $   10,000   $   10,000   $   10,000   $   10,000   $   10,000
Total Offering              $ 4,500,000   $2,100,000   $  500,000   $  500,000   $  750,000   $  350,000   $1,000,000   $1,380,000
Placement Fee-Cash                 None   $  220,500   $    5,000   $    5,000   $   50,000         None   $   10,000         None
Placement Fee-Stock                None         None   4 Pfd. Sh.   4 Pfd. Sh.         None   3 Pfd. Sh.   8 Pfd. Sh.         None
Avg. Bid & Ask Price
at Time of Issuance:
   Common Stock             $      4.70   $     1.63   $     1.22   $     1.09   $     1.31   $     0.34   $     0.56   $     0.38
   Conversion Price         $      3.85   $     1.22   $   0.9150   $   0.8198   $   0.9170   $   0.2550   $     0.42   $   0.2850
# of Conversion Shares
at Time of Issuance           1,168,831    1,721,311      546,448      609,905      817,884    1,490,196    2,571,429    4,842,105
Option to Repay
Dividends in Cash
or Stock                            Yes           No           No           No          Yes           No           No          Yes
4.99% Ownership Limit               Yes          Yes          Yes          Yes          Yes          Yes          Yes          Yes
# of Outstanding
Preferred Shares                    -0-          -0-          -0-          -0-          -0-          -0-          -0-          -0-
Total # of Shares Issued
Upon Conversion to Date      30,444,719    2,646,527    1,717,134    1,282,826    3,410,571    3,834,492   11,161,725    3,675,160

Series B Preferred Stock

In December 1996, Weyburn Overseas Limited and Goodland International Investment Ltd. purchased 450 shares of our Series B preferred stock for $4,500,000. These shares were convertible into common shares at any time beginning eighty days after closing date and for three years thereafter at which time there was a mandatory conversion of all outstanding convertible preferred shares. The conversion rate was 82% of the average closing price over a five-day period prior to conversion. The Series B shares carried a 7% cash dividend.

On April 6, 1999, the Series B preferred stock was sold by the Series B preferred holders to Charlton Avenue, LLC, an unaffiliated third party with no prior relationship to us or the Series B preferred holders. On April 6, 1999, we also entered into a subscription agreement with Charlton whereby we agreed to issue to Charlton 138 shares of our Series I, 7% convertible preferred stock as discussed in the paragraph concerning the Series I Preferred Stock..

All of the Series B preferred stock was converted to 30,447,719 shares of common stock from March 1999 to December 1999.

Series C Preferred Stock

In October 1997, we sold to Austost Anstalt Schaan, UFH Endowment, Inc., Chris Baum, Avalon Capital Limited, Dominion Capital, Ltd. and The Cuttyhunk Fund Limited, 210 shares of our Series C convertible preferred stock, together with three year warrants to purchase up to 105,000 shares of our common stock at an exercise price of $1.63 per share and a five year warrant to purchase up to 50,000 shares at an exercise price of $1.562 per share, for an aggregate price of $2,100,000. We also issued a five year warrant to Settondown Capital International, Ltd. to purchase 55,000 shares of common stock at an exercise price of $1.63 per share. The common shares underlying these warrants have not been registered. These preferred shares were convertible, at any time, commencing 45 days from the date of issuance and for a period of 3 years thereafter, without additional consideration. The conversion price was equal to 75% of the average closing price of our common stock for the five-day trading period ending on the day prior to the date of conversion; provided, however, in no event was the conversion price to be greater than $1.222 per share.

All of the Series C preferred stock was converted to 2,646,527 shares of common stock from November 1997 to January 1998.

Series D Preferred Stock

In January 1998, we sold to Avalon Capital Ltd. 50 shares of our Series D convertible preferred stock, together with three year warrants to purchase up to 25,000 shares of our common stock at an exercise price of $1.22 per share, at an aggregate price of $500,000.

These preferred shares were convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, without additional consideration. The conversion price was equal to 75% of the average closing price of our common stock for the five-day trading period ending on the day prior to the date of conversion.

All of the Series D preferred stock was converted to 1,717,134 shares of common stock from February 1998 to August 1998.

Series E Preferred Stock

In February 1998, we sold to Austost Anstalt Schaan and Balmore Funds S.A. 50 shares of our Series E convertible preferred stock, together with three year warrants to purchase up to 25,000 shares of our common stock at an exercise price of $1.093 per share, for an aggregate price of $500,000.

These preferred shares were convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter without additional consideration. The conversion price was equal to 75% of the average closing price of our common stock for the five-day trading period ending on the day prior to the date of conversion.

All of the Series E preferred stock was fully converted to 1,282,826 shares of common stock from March 1998 to July 1998.

Series F Preferred Stock

In February 1998, we sold to Dominion Capital Fund, LTD and Canadian Advantage, LTD 75 shares of our Series F convertible preferred stock, for an aggregate price of $750,000.

The preferred shares paid a dividend of 6% per annum, payable in common stock at the time of each conversion and were convertible, at any time, commencing May 1998, and for a period of two years thereafter without additional consideration. The conversion price was equal to 70% of the average closing price of our common stock for the five-day trading period ending on the day prior to the date of conversion. The shares underlying the preferred stock were entitled to demand registration rights in the event that Regulation S was amended prior to the conversion of the preferred stock. As a result of these rights and the 1998 amendment to Regulation S, the 1,971.375 shares of common stock issued upon the conversion of the Series F preferred have been registered on behalf of the holders by the Company pursuant to its registration statement on Form S-2 Post-Effective Amendment No.5, which became effective March 29, 2000 (the "Registration Statement"). The remaining 1,439,196 common shares received in conversion from the preferred stock were sold by the holder according to Rule 144.

All of the Series F preferred stock was fully converted to 3,410,571 common stock from May 1998 to June 1998.

Series G Preferred Stock

In March 1999, we sold to Amro International, S.A., Nesher Inc., Hewlett Fund, and Guaranty & Finance Ltd., 35 shares of our Series G convertible preferred stock, together with two-year warrants to purchase 65,625 shares of our common stock at an exercise price of $.50 per share, for an aggregate price of $350,000. From April 2000 to August 2000 the holders have exercised warrants to acquire a total of 52,500 shares of our common stock.

The Series G convertible preferred stock has no dividend provisions. The conversion price was equal to the lesser of (i) 75% discount to the two lowest bids in a ten-day period immediately preceding the conversion date or (ii) $.54. There was no floor on the conversion price and no time limits on conversion.

All of the Series G preferred stock was converted to 3,834,492 shares of common stock from August 1999 to December 1999. Pursuant to the registration rights granted to the Series G holders, 1,801,803 of those shares were registered in the Registration Statement.

Series H Preferred Stock

In June 1998, we sold to Austost Anstalt Schaan and Balmore Funds S.A. 100 shares of our Series H convertible preferred stock, together with 75,000 A five year warrants and 50,000 B five year warrants, exercisable at $1.00 and $1.50 per share, respectively, for an aggregate price of $150,000 beginning on November 2, 1998.

The conversion price was equal to the lesser of $.53 and 75% of the lowest closing bid price of our common stock for the ten-day trading period ending on the day prior to the date of conversion. There was no floor on the conversion price and no time limits on conversion. According to the terms of the registration rights agreement, as amended, we have registered herein 100% of that number of shares that would be required to be issued if the preferred stock were converted on the day before the filing of the registration statement, 3,038,020 shares. We fell in default of the registration rights agreement, which required the registration statement to be declared effective by October 2, 1998. According to the registration rights agreement, we were required to pay the Series H preferred holders in cash or in stock, as liquidated damages for failure to have the registration statement declared effective, not as a penalty, 2% of the principal amount of the securities sold for first 30-day period, and 3% of the principal amount of the securities for each 30-day period thereafter until we procure registration of the securities.

All of the Series H preferred stock was converted to 11,161,725 shares of common stock. Pursuant to our registration rights agreement with the Series H holders, 3,038,020 of those shares were registered in the Registration Statement. Because the Registration Statement did not become effective on a timely basis, we issued 424,242 additional shares of restricted common stock with registration rights to the Series H holders in March 1999, in payment of $140,000 in aggregate liquidated damages.

All of the Series H preferred stock was fully converted to 11,161,725 shares of common stock from November 1998 to November 1999.

Series I Preferred

In April 1999, we entered into a subscription agreement with Charlton where we agreed to issue Charlton 138 shares of our Series I, 7% convertible preferred stock. Our board of directors established the value of the Series I preferred at $10,000 per share. Consideration for the subscription was paid as follows:

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

The Series I preferred paid a 7% premium, to be paid in cash or freely trading common stock in our sole discretion, at the time of each conversion. The conversion price was equal to 75% of the average closing price of our common stock for the five-day trading period ending on the day prior to the date of the conversion.

According to the registration rights agreement, 100% of that number of shares that would be required to be issued if the I preferred stock were converted on the day before the filing of the registration statement, 5,947,763, are being registered on behalf of the holders.

All of the Series I preferred stock was converted to 3,675,100 shares of common stock from December 1999 to May 2000. Pursuant to our registration rights agreement with the Series I holders, all of these shares were registered in the Registration Statement.


Private Placement of Convertible Debentures

We have also had to rely on the private placement of convertible debentures to obtain working capital. In deciding to issue convertible debentures, the board of directors took into account many of the same considerations it did when it decided to issue preferred stock. The following table summarizes certain information with regard to our outstanding convertible debentures as of May 26, 2000, which is the last date of conversion for all of the Convertible Debentures listed in the table below.


                                   Charlton Debentures     Spinneret Debentures
Regulation D or S                        Reg. D                   Reg. D
Annual Dividend %                          7                         7
# Tranches (up to)                         3                         3
Maximum Proceeds                      $ 3,080,000                $ 51,000
Placement Fee-Cash                        None                     None
Placement Fee-Stock                       None                     None
Avg. Bid & Ask Price
at Time of Issuance:
   Common Stock                          $ .39                    $ .0875
   Conversion Price                      $ .29                    $ .0656
 of Conversion Shares
at Time of Registration                4,740,971                    -0-
Option to Repay
Interest in Cash
or Stock                                  Yes                       Yes
4.99% Ownership Limit                     Yes                       Yes
% of Outstanding
Debentures                                -0-                       -0-
Total # of Shares Issued
Upon Conversion to Date                3,908,883                  158,812
Automatic Conversion Date        2 years from issuance     2 years from issuance


Convertible Debentures - Charlton

In March 1999, we entered into a subscription agreement with Charlton, where Charlton purchased a convertible debenture for $1,100,000. In addition, in August 1999, we entered into a subscription agreement and subsequently drew down multiple tranches in the aggregate amount of $825,000. We entered into another subscription agreement in October 1999 and subsequently drew down multiple tranches in the aggregate amount of $825,000. The gross proceeds from the original debenture offering were $2,750,000. In December 1999 we entered into an additional subscription agreement with Charlton and drew down multiple tranches totaling $330,000. The debentures were to mature in two years from the date of issuance.

The conversion price of the debentures was equal to 75% of the average closing price of our common stock for the five-day trading period ending on the day prior to the date of the conversion.

The Charlton debentures were secured by a mortgage on our corporate office building. The mortgage was released in June 14, 2000 after the conversion in full of all the convertible debentures into 3,908,883 shares of common stock.

Convertible Debenture - Spinneret

In August 1999, we entered into a subscription agreement with Spinneret Financial, Ltd., where Spinneret purchased a convertible debenture for $51,000. The sum of $1,000 was paid upon issuance of the debenture for Spinneret's legal fees. The sum of $50,000 was advanced as a loan in July 1999, and the debenture was issued in the principal amount of $51,000 in August 1999. The debenture was to mature in August 2001.

The conversion price is equal to 75% of the average closing price of our common stock for the five-day trading period ending on the day prior to the date of the conversion.

On December 31, 1999, the debenture was converted into 158,812 shares of common stock.


Private Placement of Common Stock

In September 1998, we sold one unit, consisting of a $250,000 promissory note and 200,000 shares of common stock, to Settondown Capital International, Ltd., an unaffiliated third party, pursuant to Regulation D, for an aggregate purchase price of $250,000. These shares are included in the Registration Statement. At the time the sale occurred, the average of the bid and ask price of our common stock was $.595. The note bore interest at the rate of 12% per annum. In connection with this sale, we paid the sum of $23,000 to Manchester Asset Management, Ltd., an unaffiliated third party, as a placement fee. Net proceeds of $227,000 were used for working capital,. On December 30, 1999, we repaid the $359,203.33 accrued balance of the promissory note in full by issuing 2,112,961 shares of restricted common stock valued at $.17 per share. On December 30, 1999, the bid-ask range of the common stock was $.56 - $.80.

In October 1998, we sold one unit, consisting of a $100,000 promissory note and 80,000 shares of common stock, to Avalon Capital, Inc., an unaffiliated third party, pursuant to Regulation D, for an aggregate purchase price of $100,000. These shares are included in the Registration Statement. No placement fee was paid in connection with this offering, however, we did issue 5,000 shares of common stock to Goldstein, Goldstein and Reis LLC, an unaffiliated third party, as payment for the attorney's fees incurred by the purchaser pursuant to the sale. At the time the placement was concluded, the average of the bid and ask price of our common stock was approximately $.50 per share. The note bore interest at the rate of 12% per annum. Net proceeds of $100,000 were used for working capital, $15,703. On December 30, 1999, we repaid the $119,041.67 accrued balance of the promissory note in full by issuing 700,245 shares of restricted common stock valued at $.17 per share.

In October 1998, we sold one unit, consisting of a $250,000 promissory note and 210,000 shares of common stock, to GCA Strategic Investment Fund Ltd., an unaffiliated third party, pursuant to Regulation D, for an aggregate purchase price of $210,000. These shares were included in the Registration Statement. At the time the placement was concluded, the average of the bid and ask price of our common stock was approximately $.43 per share. The note bore interest at the rate of 12% per annum. In connection with the sale, we paid the sum of $23,000 to LKB Financial LLC, an unaffiliated third party, as a placement fee. We also issued a three year warrant beginning on January 20, 1999 to purchase 50,000 shares of common stock at $1.00 per share to GCA Global Advisors. The common shares underlying these warrants have not been registered. Net proceeds of $187,000 were used for working capital. The note, and all accrued interest, was paid in January 1999. Our officers provided the payment for this loan through the sale of a portion of their shares of our common stock.

In November 1998, we issued 286,000 shares of common stock as partial consideration for a $115,000 aggregated loan to us by Deborah O'Brien, an employee. At the time the loan was concluded, the average of the bid and ask price of our common stock was approximately $.625 per share. We were obligated to repay the lender the sum of $50,000; the balance of the loan was applied to the purchase of the shares. In January 1999, we issued a note evidencing this indebtedness. The note bore interest at the rate of 7% per annum and was due and payable upon demand. Net proceeds of $115,000 were used for working capital. From November 1998 to April 1999, we paid the balance due on the loan to the lender. The 286,000 shares were included in the Registration Statement.

On June 25, July 12 and November 18, 1999, we entered into loans with Balmore Funds S.A. for the aggregate sum of $100,000 and signed promissory notes with an interest rate of 15% per annum. On the respective dates of the loans, the average of the bid and ask prices of our common stock were approximately $.48 per share, $.29 per share and $.36 per share. These notes were guaranteed by Richard and Linda Grable. On December 30, 1999, we agreed to pay the notes in full with restricted common stock. The total principal and interest accrued was $104,802.08. On December 30, 1999, the bid-ask range of our common stock was $.56 - $.80. For the notes, we issued a total of 616,483 shares of restricted stock, a price of $.17 per share. As of June 29 and July 6, 1999, we also entered into loans with Austost Anstalt Schaan for the aggregate sum of $50,000 and signed promissory notes with an interest rate of 15% per annum. On the respective dates of the loans, the average of the bid and ask prices of our common stock were approximately $.38 per share and $.30 per share. These notes were also guaranteed by Richard and by Linda Grable. On December 30, 1999, we paid these notes in full with restricted stock. The total principal and interest accrued was $53,822.92. For the notes, we issued a total of 316,605 shares of restricted stock at a price of $.17 per share.

On January 26, 2000, we entered into a consulting agreement with Anthony Giambrone, an unaffiliated third party, which provided payment for services rendered to us over a six month period with warrants exercisable into 500,000 shares of common stock at a price of $0.93 per share. The term of the warrants ran concurrent with the term of the consulting agreement. On the date of the execution of the agreement, the bid-ask range of our common stock was $1.81 - $2.00. The agreement provided that Mr. Giambrone, an investment banker with 30 years of experience in the financial sector, including fund management and public relations, would assist us in implementing our short and long range business plans, including implementing a marketing program, monitoring our hired advertising and public relations firms, advising us on our stockholders relations program and raising the awareness of institutional investors regarding our products and company. In March 2000, Mr. Giambrone, in accordance with his consulting agreement, exercised warrants to purchase 107,527 common shares and paid us the sum of $100,000. The shares have not been registered as of the date of this report. The consulting agreement and the warrants expired on July 26, 2000.

On April 27, 2000, we sold 100,000 shares of restricted common stock to Michael Associates, an unaffiliated third party, pursuant to Regulation D for an aggregate purchase price of $157,000. No placement fee was paid in connection with this offering. Net proceeds of $157,000 were used for working capital. At the time the placement was concluded, the average of the bid and ask price of our common stock was approximately $2.00 per share. These shares have not been registered as of the date of this report.

ISSUANCE OF STOCK FOR SERVICES
The Company from time to time, has issued and may continue to issue stock for services performed and to be performed by consultants, all of which have been unaffiliated. The consultants have provided the following consulting services pursuant to their Consulting Agreements.

          Legal-General Counseling.

          Legal-Litigation Counseling.

          Investor Relations-Introducing us and our emerging technology to stockbrokers and the investment community.

          Shareholder Relations-Keeping shareholders informed of new developments.

          Public Relations-Creating public awareness of us and our emerging technology to the public through print and electronic media.

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

Since we have generated no revenues to date, our ability to obtain and retain consultants may be dependent on our ability to issue stock for services in lieu of cash payment. Since 1996, we have issued an aggregate of 1,806,500 shares of Common stock to independent consultants pursuant to Registration Statements on Form S-8. The aggregate fair market value of the shares at the time of issuance was $2,327,151. The issuance of large amounts of common stock for services rendered or to be rendered and the subsequent sale of such shares may depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change in our control.

FINANCING/EQUITY LINE OF CREDIT
We will require substantial additional funds for working capital, including operating expenses, clinical testing, regulatory processes and manufacturing and marketing programs and our continuing research and development programs. Our capital requirements will depend on numerous factors, including the progress of our research and development programs, results of pre-clinical and clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and changes in our existing research, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish. Moreover, our fixed commitments, including salaries and fees for current employees and consultants, and other contractual agreements are likely to increase as additional agreements are entered into and additional personnel are retained.

On August 17, 2000, we entered into a $25 million Private Equity Agreement (the "Private Equity Agreement") with Charlton Avenue LLC, which followed our July 17, 2000, private placement to Charlton of 400 shares of our Series K convertible preferred stock for $4 million, which was designed to serve as bridge financing pending draws on the private equity line established in the Private Equity Agreement. We are obligated to pay a 9% dividend on the convertible preferred in cash or common stock at our option semi-annually on June 30 and December 31 of each calendar year or upon the conversion date. We have the option of redeeming the convertible preferred solely through the use of the private equity line by paying cash with the following redemption premiums.

Days from closing          0-120           121-180            180
Redemption price
As a % of Principal        105%            107.5%             110%

In the event that, for whatever reason, we are unable to redeem the convertible preferred according to the above schedule, the holder has the right to convert the convertible preferred into common stock at a price equal to 87.5% of the average of the three lowest closing bid prices (which need not be consecutive) of the 20 consecutive trading days prior to the conversion date. The agreement further provides that we must register the underlying common shares of the Series K Convertible Preferred stock in a registration statement as soon as possible after the closing date. We must use our best efforts to file timely within 45 days (which has now been extended to 70 days by the holder) after closing and cause the registration statement to become effective within 120 days (which has been extended to 145 days by the holder) from the closing date. In the event that the registration statement does not become effective, we will be liable for liquidated damages in the amount of 2% of the purchase price of the unredeemed convertible preferred stock for the first 30 days and 2% for every 30 day period thereafter until the registration statement has been filed and/or declared effective. The liquidated damages will be payable upon demand in cash or stock at our option. Charlton has agreed to extend the deadline for filing the Registration Statement to September 25, 2000, and the deadline for effectiveness to December 9, 2000. Based on the formula for conversion as of September 14, 2000, approximately 2,252,252 shares would be required to convert all of the Series K convertible preferred stock. There are no other convertible securities outstanding as of the date of this report.

The Private Equity Agreement commits Charlton to purchase up to $25 million of common stock subject to certain conditions pursuant to Regulation D over the course of 12 months after an effective registration of the Private Equity Agreement common shares. The timing and amounts of the purchase by the investor are at our sole discretion. We do, however, have to draw down a minimum of $10 million from the credit line over the 12-month period. The purchase price of the shares of common stock are set at 91% of the market price. The market price, as defined in the agreement, is the average of the three lowest closing bid prices of the common stock over the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche. We expect to redeem the bridge financing of $4 million in Series K convertible preferred stock with the proceeds of the sale of common stock in the equity credit line. In order to use the equity credit line we must use our best efforts to file and cause our registration statement to become effective as soon as possible. If, subsequent to effectiveness, the registration statement is suspended at any time, we are obligated to pay liquidated damages of 1.5% of the cost of all common stock then held by the investor for each fifteen-day period or portion thereof, beginning on the date of the suspension. If such suspension is cured within the first fifteen days, the damages shall not apply. This financing agreement has no warrants attached to either the bridge financing or the private equity line. The only fees associated with this financing were a 5% consulting fee payable to Spinneret Financial Ltd.

There can be no assurance that the financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent us from implementing our business plan or may require us to delay, scale back, or eliminate certain of our research and product development programs or to license to third parties rights to commercialize products or technologies that the we would otherwise seek to develop ourselves. If we utilize the Private Equity Line of Credit or additional funds are raised by issuing equity securities, especially Convertible Preferred stock, dilution to existing Shareholders will result and future investors may be granted rights superior to those of existing shareholders. Moreover, substantial dilution may result in a change in our control.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth below should be read in conjunction with our Financial Statements and the Notes included elsewhere in this Report.

RESULTS OF OPERATIONS

Twelve Months Ended June 30, 2000 and June 30, 1999.
----------------------------------------------------
General and administration expenses in the aggregate during the 12 months ended June 30, 2000 were $3,885,742 representing a decrease of $116,312 or 2.9% from $4,002,054 during the 12 months ended June 30, 1999. General and administrative expenses in the aggregate are derived from deducting compensation and related benefits, research and development expenses, depreciation and amortization and adding interest income to the net loss as presented on the Statement of Operations. Selling, general and administrative expenses ("SG&A") in the aggregate during the year ended June 30, 2000, were $388,789 representing an increase of $2,965 or 1% from $385,824 during the year ended June 30, 1999.


Compensation and related benefits during the year ended June 30, 2000, were $3,835,667 representing an increase of $1,413,871 or 58% from $2,421,796 during the year ended June 30, 1999. The increase in compensation is due to the hiring of additional software engineers, a medical physicist, clinical application specialist required for the clinical investigational trials and non-cash costs of converting the officers' incentive stock options.

Research and development expenses during the year June 30, 2000, were $2,525 representing a decrease of $68,983 or 96% from $71,508 during the year ended June 30, 1999. This decrease is due primarily to the finalization of the principal components of the CTLM(TM).

Consulting expenses during the year ended June 30, 2000, were $148,972 representing an increase of $59,335 or 66% from $89,637 during the year ended June 30, 1999. The increase was due primarily to the engagement of outside consultants needed for special non-recurring projects required prior to launching the CTLM(TM) System in those countries where permitted.

Inventory Valuation Adjustments during the year ended June 30, 2000, were $776,157 representing an increase of $776,157 from $0 during the year ended June 30, 1999. The increase is due to the initial adjustment to our inventory after the finalization of the CTLM(TM) System.

Inventory Restocking Costs during the year ended June 30, 2000, were $377,006 representing an increase of $377,006 from $0 during the year ended June 30, 1999. The increase is due primarily due to the return of the Spectra Physics Lasers.

Professional expenses during the year ended June 30, 2000, were $227,345 representing a decrease of $65,483, or 22% from $292,828 during the year ended June 30, 1999. The decrease was due primarily to reduced legal expenses See Item
3. "Legal Proceedings".

Travel and subsistence costs during the year ended June 30, 2000, were $255,304 representing an increase of $143,943 or 129% from $111,361 during the year ended June 30, 1999. This increase was primarily due to increased travel and housing expenses for our clinical application specialists at Nassau County Medical Center and the University of Virginia Health Systems.

Interest expense during the year ended June 30, 2000, was $967,652 representing an increase of $279,008, or 41% from $688,644 during the year ended June 30, 1999. The increase was due to interest paid on short-term loans used for working capital for our operations and the discounts for shares issued to pay loans at a discount from the market price.

Liquidated damage costs during the year ended June 30, 2000, were $31,000 representing a decrease of $229,000, or 88% from $260,000 during the year ended June 30, 1999. The decrease was due to the Registration Statement being declared effective in March 2000.

Dividends on cumulative preferred stock from discount at issuance during the year ended June 30, 2000, were $0 representing a decrease of $619,974 from $619,974 during the year ended June 30, 1999. This decrease is due to the fact that no preferred stock was issued in the year ended June 30, 2000.

Dividends on cumulative Preferred stock earned during the year ended June 30, 2000, were $145,950 representing a decrease of $183,226, or 56%, from $329,176 during the year ended June 30, 1999. This decrease is due primarily to the final conversions on the series B cumulative preferred stock.

BALANCE SHEET DATA
We have financed our operations since inception by the issuance of equity securities with aggregate net proceeds of approximately $18,985,043 and through loan transactions in the aggregate net amount of $3,550,339. Furthermore, we issued equity securities for the conversion of all outstanding convertible debentures in the aggregate net amount of $3,240,000.

Our combined cash and cash equivalents totaled $159,126 at June 30, 2000. We do not expect to generate a positive internal cash flow for at least the next
12 months due to the expected spending for research and development and the expected costs of commercializing our initial product, the CTLM(TM).

Our inventory totaled $2,595,878 at June 30, 2000 and $3,698,343 at June 30, 1999. This decrease is primarily due to the return of certain laser components and other parts to their respective manufacturers. Our property and equipment, net, totaled $2,525,287 at June 30, 2000 and $2,707,994 at June 30, 1999. This
decrease is due to depreciation and retirement of certain equipment.

LIQUIDITY AND CAPITAL RESOURCES
We are currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. We have yet to generate an internal cash flow, and until the sales of our product begin, we are totally dependent upon debt and equity funding from outside investors. In the event that we are unable to obtain debt or equity financing or are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially impact our ability to continue as a going concern.

We have financed our operating and research and development activities through several Regulation S and Regulation D private placement transactions. Net cash used for operating and research and development expenses during fiscal 2000 was $4,025,365 primarily due to our purchase of additional materials to continue the manufacture of CTLM(TM) Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law and the hiring of five additional employees, compared to net cash used by operating activities of research and development of the CTLM(TM) and related software development of $3,699,728 in fiscal 1999. At June 30, 2000, we had a working capital deficit of$(1,988,979) compared to working capital of $487,774 at June 30, 1999. We estimate that of our estimated $7 million annual fixed commitment, $2.3 million will be required to complete FDA clinical trials through PMA submission and to prepare for the manufacture of the CTLM(TM).

We have also financed our operations with loans from unaffiliated third parties. On January 27, 2000, we executed a promissory note with Cycle of Life Technologies, Inc. The note was for a principal sum of $500,000, together with interest of twelve percent (12%) per annum on the on the unpaid balance. The maturity date was July 26, 2000. The note provided that, on its maturity, Cycle of Life had the option of being repaid the principal and accrued interest either in cash or by issuance of a two-year warrant to purchase 1,500,000 shares of common stock at an exercise price of $.35 per share. On the date of the note's issuance, January 27, 2000, the bid-ask range of our common stock was $1.91-$1.97. Prior to the note's maturity, we elected to prepay the note consistent with its terms and applicable law. On July 18, 2000, we sent Cycle of Life the sum of $530,000 representing payment in full of the principal and interest due. Cycle of Life, after receiving the payment, responded by rejecting the payment and subsequently requested issuance of the warrants in lieu of the payment. We have placed the funds in escrow with our counsel. As of the date of this report there has been no legal action filed.

On March 31, 2000, we received a loan from Charlton Avenue LLC in the amount of $500,000, which was repaid in full on July 18, 2000. The accrued interest (12% per year) was waived by the holder. On June 8, 2000, we received a loan from Aspen International Ltd. in the amount of $110,000 evidenced by a promissory note bearing interest of 10% per annum. If certain terms and conditions of the promissory note were not met, we were required to issue a two-year warrant to purchase 50,000 shares of our common stock at $1.452 per share in addition to the principal and interest. Those terms were not met, and on August 23, 2000, we paid the sum of $112,291.03 in principal and interest and issued the warrant as required.

In the event that we receive a PMA from the FDA, which cannot be assured, we believe that, based on our current business plan approximately $5 million will be required above and beyond normal operating expenses over the next year to complete all necessary stages in order for us to market the CTLM(TM) in the United States and foreign countries. Substantially all of the $5 million will be used to purchase inventory, sub-contracted components, tooling, manufacturing templates and non-recurring engineering costs associated with preparation for full capacity manufacturing and assembly. If the need should arise for capital in excess of the Private Equity Line or if the Private Equity Line is unavailable due to the price of our common stock, our inability to comply with the registration provision, Charlton's breach of its agreement, or any other reason, we may be forced to seek additional funding through public or private financing, collaboration, licensing and other arrangements with corporate partners.

In May 1998, we entered into an irrevocable commitment with a consortium of prominent European banking institutions to invest up to $15 million in the Company over the next three years. A formal Equity Line of Credit Agreement was to be drafted, reviewed, and executed at a later date. The Equity Agreement was not finalized until November 1998. Although this equity line of credit is in place, we have chosen not to utilize this equity line as it has been replaced with the new $25 million Private Equity Credit Agreement with Charlton dated August 17, 2000. This new equity credit agreement contains terms that are more favorable for us. We plan on filing a registration statement to utilize the new equity credit line. See "Sale of Unregistered Securities-Financing/Equity Line of Credit"

During fiscal 2000, we were able to raise a total of $2,814,373 less expenses through Regulation S and Regulation D transactions. We do not expect to generate a positive internal cash flow for at least the next 12 months due to the expected costs of commercializing our initial product, the CTLM(TM) and for the expense of continuing our research and development program. We will require additional funds for operating expenses, clinical testing, FDA regulatory processes, manufacturing and marketing programs and to continue our research and development program. Accordingly, we plan to utilize the Private Equity Agreement to raise the funds required prior to the end of fiscal year 2001 in order to continue operations. In the event that we are unable to utilize the Private Equity Agreement, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering or by obtaining mortgage financing on our real property and improvements, which we believe has a fair market value of at least $2.7 million. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

No assurances, however, can be given that he necessary future financing will be available or, if available, that it will be obtained at terms satisfactory to us. Our ability to effectuate our business plan and continue operations is dependent on our ability to raise capital, structure a profitable business, and generate revenues. If our working capital were insufficient to fund our operations, we would have to explore additional sources of financing.

Capital expenditures for the fiscal 2000 were $84,956 as compared to $64,423 for fiscal 1999. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, trade show equipment, computer software, laboratory equipment, and other fixed assets. We anticipate that our capital expenditures for fiscal 2001 will be approximately $100,000.

During the year ending June 30, 2000, there were no changes in our existing debt agreements and we had no outstanding bank loans as of June 30, 2000. Our annual fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are approximately $7 million, as of the date of this report and are likely to increase as additional agreements are entered into and additional personnel are retained. We will require substantial additional funds for our research and development programs, pre-clinical and clinical investigational studies, operating expenses, regulatory processes, and manufacturing and marketing programs, which are presently estimated at approximately $500,000. The foregoing projections are subject to many conditions most of which are beyond our control. Our future capital requirements will depend on many factors, including the following: the progress of our research and development projects; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in our existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish; and the development of commercialization activities and arrangements. We do not expect to generate a positive internal cash flow for at least 12 months due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(TM). On the date of this filing we have approximately $1.4 million in cash for working capital. We will use the private equity line for raising additional capital. We plan to continue our policy of investing excess funds, if any, in a daily cash management account at First Union National Bank.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements relating to our business strategy, which is based upon our interpretation and analysis of trends in the healthcare treatment industry, especially those related to the diagnosis and treatment of breast cancer, and upon management's ability to successfully develop and commercialize its principal product, the CTLM(TM). This strategy assumes that the CTLM(TM) will prove superior, from both a medical and an economic perspective, to alternative techniques for diagnosing breast cancer. This strategy also assumes that we will be able to promptly obtain from the FDA and the relevant foreign governmental agencies the approvals which are needed to market the CTLM(TM) in the United States and key foreign markets and that we will be able to raise the capital necessary to finance the completion of the development and commercialization of the CTLM(TM). Many known and unknown risks, uncertainties and other factors, including, but not limited to, technological changes and competition from new diagnostic equipment and techniques, changes in general economic conditions, healthcare reform initiatives, legal claims, regulatory changes and risk factors detailed from time to time in our Securities and Exchange Commission filings may cause these assumptions to prove incorrect and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS

         Index to Financial Statements

                                                                  Page

         Report of Independent Certified Public Accountants       F-1

         Financial Statements

                  Balance Sheet                                   F-3

                  Statement of Operations                         F-4

                  Statement of Stockholders' Equity               F-5-10

                  Statement of Cash Flows                         F-11-12

                  Notes to Financial Statement                    F-13-49

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Imaging Diagnostic Systems, Inc.


We have audited the accompanying balance sheets of Imaging Diagnostic Systems, Inc. (a Development Stage Company) as of June 30, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2000 and 1999 and for the period December 10, 1993 (date of inception) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Imaging Diagnostic Systems, Inc. (a Development Stage Company), as of June 30, 2000 and 1999 and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999 and for the period December 10, 1993 (date of inception) to June 30, 2000 in conformity with generally accepted accounting principles.

The Company is in the development stage as of June 30, 2000 and to date has had no significant operations. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.

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



            /s/
Margolies, Fink and Wichrowski

Certified Public Accountants
Pompano Beach, Florida
August 11, 2000

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                                 Balance Sheets

                             June 30, 2000 and 1999

                                     ASSETS


                                                              2000            1999
                                                              ----            ----
Current assets:
  Cash and cash equivalents                            $    159,126    $     70,037
  Loans receivable - employees                                3,000          30,950
  Inventory                                               2,595,878       3,698,343
  Prepaid expenses                                           37,339          58,250
                                                             ------          ------

         Total current assets                             2,795,343       3,857,580
                                                          ---------       ---------

Property and equipment, net                               2,525,287       2,707,994
Other assets                                                593,800         561,158
                                                            -------         -------

                                                       $  5,914,430    $  7,126,732
                                                       ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                $    995,954    $  1,597,083
  Loans payable                                           1,755,716       1,232,271
  Current maturities of capital lease obligations            11,505          10,572
  Other current liabilities                               2,021,147         529,880
                                                            -------         -------

         Total current liabilities                        4,784,322       3,369,806
                                                          ---------       ---------

Convertible debenture                                          --         1,100,000
Long-term capital lease obligations                           4,057          15,561
                                                              -----          ------

         Total liabilities                                4,788,379       4,485,367
                                                          ---------       ---------

Commitments and contingencies

Redeemable convertible preferred stock (Series G),
  no par value; authorized 38 shares,
  issued 0 and 38 shares , respectively                        --           477,117
                                                            -------         -------

Stockholders' equity:
  Convertible preferred stock (Series B),
    7% cumulative annual dividend, no par value;
    authorized 450 shares,
    issued 0 and 390 shares, respectively                      --         3,900,000

  Convertible preferred stock (Series H),
    no par value; authorized 108 shares,
    issued 0 and 68 shares, respectively                       --           680,000

  Convertible preferred stock (Series I),
    7% cumulative annual dividend, no par value;
    authorized 138 shares,
    issued 0 and 138 shares, respectively                      --         1,380,000

  Common stock, no par value; authorized 150,000,000
    shares, issued 105,511,678
    and 49,297,675 shares, respectively                  42,818,057      29,820,729

  Additional paid-in capital                              1,597,780       1,490,827

  Deficit accumulated during the development stage      (43,261,878)    (35,092,999)
                                                        -----------     -----------

                                                          1,153,959       2,178,557
Less: subscriptions receivable                              (27,908)        (14,309)
                                                            -------         -------

         Total stockholders' equity                       1,126,051       2,164,248
                                                          ---------       ---------

                                                       $  5,914,430    $  7,126,732
                                                       ============    ============


               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                            Statements of Operations

                                                                                       From
                                                                                     Inception
                                                                                    (December 10,
                                                     Year Ended      Year Ended      1993) to
                                                   June 30, 2000   June 30, 1999   June 30, 2000
                                                   -------------   -------------   --------------
Compensation and related benefits:
  Administrative and engineering                  $  2,982,966    $  1,477,296    $ 10,935,500
  Research and development                             852,701         944,500       3,542,290
Research and development expenses                        2,525          71,508       2,992,927
Advertising and promotion expenses                      31,932          27,273         933,046
Selling, general and administrative expenses           388,789         385,824       2,076,750
Clinical expenses                                       68,198          16,764         445,637
Consulting expenses                                    148,972          89,637       3,175,193
Insurance costs                                        174,806         172,416         676,013
Inventory valuation adjustments                        776,157            --           776,157
Inventory restocking costs                             377,006            --           377,006
Professional fees                                      227,345         292,828       1,872,008
Stockholder expenses                                    62,506          65,165         224,181
Trade show expenses                                    155,536         151,403         812,397
Travel and subsistence costs                           255,304         111,361         823,824
Rent expense                                            15,539          28,808         291,808
Interest expense                                       967,652         688,644       1,738,892
Loan placement expenses and fees                       205,000         201,494         406,494
Depreciation and amortization                          304,582         312,956       1,293,400
Amortization of deferred compensation                     --         1,510,437       4,064,250
Liquidated damages costs                                31,000         260,000         291,000
Interest income                                         (5,587)         (1,120)       (204,124)
                                                  ------------    ------------    ------------

                                                     8,022,929       6,807,194      37,544,649
                                                  ------------    ------------    ------------

     Net loss                                       (8,022,929)     (6,807,194)    (37,544,649)

Dividends on cumulative preferred stock:
 From discount at issuance                                --          (619,974)     (4,694,583)
 Earned                                               (145,950)       (329,176)     (1,022,646)
                                                  ------------    ------------    ------------

     Net loss applicable to common shareholders   $ (8,168,879)   $ (7,756,344)   $(43,261,878)
                                                  ============    ============    ============


Net loss per common share:
  Basic
    Net loss per common share                     $       (.10)   $       (.20)   $      (1.30)
                                                  ============    ============    ============

    Weighted average number of common shares        79,222,066      39,333,668      33,160,714
                                                  ============    ============    ============

  Diluted
    Net loss per common share                     $       (.10)   $       (.20)   $      (1.30)
                                                  ============    ============    ============

    Weighted average number of common shares        79,222,066      39,333,668      33,160,714
                                                  ============    ============    ============


               See accompanying notes to the financial statements.

                                                                      IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                        (a Development Stage Company)

                                                                      Statement of Stockhoders' Equity

                                                         From December 10, 1993 (date of inception) to June 30, 2000


                                                   Preferred Stock (**)         Common Stock        Additional
                                                        Number of                Number of            Paid-in
                                                   Shares       Amount      Shares        Amount      Capital
                                                ------------- ----------  ------------- ----------  ------------

Balance at December 10, 1993 (date of inception)          0   $-              0   $      --     $      --

Issuance of common stock, restated for reverse
   stock split                                         --     --        510,000        50,000          --

Acquisition of public shell                            --                  --         178,752          --

Net issuance of additional shares of stock             --                  --      15,342,520        16,451

Common stock sold                                      --                  --          36,500        36,500

Net loss                                               --                                --            --
                                                -----------   ---   -----------   -----------   -----------

Balance at June 30, 1994                               --     --     16,067,772       102,951          --

Common stock sold                                      --     --      1,980,791     1,566,595          --

Common stock issued in exchange for services           --     --        115,650       102,942          --

Common stock issued with employment agreements         --     --         75,000        78,750          --

Common stock issued for compensation                   --     --        377,500       151,000          --

Stock options granted                                  --     --           --            --         622,500

Amortization of deferred compentsation                 --     --           --            --            --

Forgiveness of officers' compensation                  --     --           --            --          50,333

Net loss                                               --     --           --            --            --
                                                -----------   ---   -----------   -----------   -----------

Balance at June 30, 1995                               --     --     18,616,713     2,002,238       672,833
                                                -----------   ---   -----------   -----------   -----------


                                                  Deficit
                                                Accumulated
                                                 During the
                                                Development    Subscriptions   Deferred
                                                   Stage       Receivable    Compensation      Total
                                                -------------  ------------  -------------- -------------
Balance at December 10, 1993 (date of inception)  $    --      $      --      $      --      $      --

Issuance of common stock, restated for reverse
   stock split                                         --             --             --           50,000

Acquisition of public shell                            --             --             --             --

Net issuance of additional shares of stock             --             --             --           16,451

Common stock sold                                      --             --             --           36,500

Net loss                                               --          (66,951)          --          (66,951)
                                                -----------    -----------    -----------    -----------

Balance at June 30, 1994                            (66,951)          --             --           36,000

Common stock sold                                      --         (523,118)          --        1,043,477

Common stock issued in exchange for services           --             --             --          102,942

Common stock issued with employment agreements         --             --             --           78,750

Common stock issued for compensation                   --             --             --          151,000

Stock options granted                                  --             --         (622,500)          --

Amortization of deferred compentsation                 --             --          114,375        114,375

Forgiveness of officers' compensation                  --             --             --           50,333

Net loss                                         (1,086,436)          --             --       (1,086,436)
                                                -----------    -----------    -----------    -----------

Balance at June 30, 1995                         (1,153,387)      (523,118)      (508,125)       490,441
                                                -----------    -----------    -----------    -----------



               See accompanying notes to the financial statements.
                                       F-5



                                                                         IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                           (a Development Stage Company)

                                                                   Statement of Stockhoders' Equity (Continued)

                                                            From December 10, 1993 (date of inception) to June 30, 2000


                                                   Preferred Stock (**)              Common Stock            Additional
                                                -----------------------------------------------------------
                                                         Number of                    Number of               Paid-in
                                                   Shares        Amount         Shares          Amount        Capital
                                                ------------- ------------- --------------- --------------- -------------
Balance at June 30, 1995                                    --             --       18,616,713      2,002,238        672,833
                                                     -----------    -----------    -----------    -----------    -----------

Preferred stock sold, including dividends                  4,000      3,600,000           --             --        1,335,474

Common stock sold                                           --             --          700,471      1,561,110           --

Cancellation of stock subscription                          --             --         (410,500)      (405,130)          --

Common stock issued in exchange for services                --             --        2,503,789      4,257,320           --

Common stock issued with exercise of stock options          --             --          191,500        104,375           --

Common stock issued with exercise of options
    for compensation                                        --             --          996,400        567,164           --

Conversion of preferred stock to common stock             (1,600)    (1,440,000)       420,662      1,974,190       (534,190)

Common stock issued as payment of preferred
    stock dividends                                         --             --            4,754         14,629           --

Dividends accrued on preferred stock not
    yet converted                                           --             --             --             --             --

Collection of stock subscriptions                           --             --             --             --             --

Amortization of deferred compentsation                      --             --             --             --             --

Forgiveness of officers' compensation                       --             --             --             --          100,667

Net loss (restated)                                         --             --             --             --             --
                                                     -----------    -----------    -----------    -----------    -----------

Balance at June 30, 1996 (restated)                        2,400      2,160,000     23,023,789     10,075,896      1,574,784
                                                     -----------    -----------    -----------    -----------    -----------





                                                       Deficit
                                                     Accumulated
                                                      During the
                                                     Development    Subscriptions    Deferred
                                                        Stage        Receivable    Compensation       Total
                                                     ------------- -------------  -------------- -------------
Balance at June 30, 1995                              (1,153,387)      (523,118)      (508,125)       490,441
                                                     -----------    -----------    -----------    -----------

Preferred stock sold, including dividends             (1,335,474)          --             --        3,600,000

Common stock sold                                           --             --             --        1,561,110

Cancellation of stock subscription                          --          405,130           --             --

Common stock issued in exchange for services                --             --             --        4,257,320

Common stock issued with exercise of stock options          --           (4,375)          --          100,000

Common stock issued with exercise of options
    for compensation                                        --             --             --          567,164


Conversion of preferred stock to common stock               --             --             --             --


Common stock issued as payment of preferred
    stock dividends                                      (14,629)          --             --             --

Dividends accrued on preferred stock not
    yet converted                                        (33,216)          --             --          (33,216)


Collection of stock subscriptions                           --          103,679           --          103,679

Amortization of deferred compentsation                      --             --          232,500        232,500

Forgiveness of officers' compensation                       --             --             --          100,667

Net loss (restated)                                   (6,933,310)          --             --       (6,933,310)
                                                     -----------    -----------    -----------    -----------

Balance at June 30, 1996 (restated)                   (9,470,016)       (18,684)      (275,625)     4,046,355
                                                     -----------    -----------    -----------    -----------


               See accompanying notes to the financial statements.
                                       F-6

                                                                         IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                           (a Development Stage Company)

                                                                   Statement of Stockhoders' Equity (Continued)

                                                            From December 10, 1993 (date of inception) to June 30, 2000


                                                   Preferred Stock (**)              Common Stock            Additional
                                                ----------------------------------------------------------
                                                         Number of                    Number of               Paid-in
                                                   Shares        Amount        Shares          Amount         Capital
                                                ------------- ------------- -------------- ---------------  -------------
Balance at June 30, 1996 (restated)                        2,400      2,160,000     23,023,789     10,075,896      1,574,784
                                                     -----------    -----------    -----------    -----------    -----------

Preferred stock sold, including dividends                    450      4,500,000           --             --          998,120

Conversion of preferred stock to common stock             (2,400)    (2,160,000)     1,061,202      2,961,284       (801,284)

Common stock issued in exchange for services                --             --          234,200        650,129           --

Common stock issued for compensation                        --             --          353,200        918,364           --

Common stock issued with exercise of stock options          --             --          361,933      1,136,953           --

Common stock issued to employee                             --             --         (150,000)       (52,500)          --

Common stock issued as payment of preferred
    stock dividends                                         --             --           20,760         49,603           --

Dividends accrued on preferred stock not
    yet converted                                           --             --             --             --             --

Stock options granted                                       --             --             --             --        1,891,500

Collection of stock subscriptions                           --             --             --             --             --

Amortization of deferred compentsation                      --             --             --             --             --

Net loss (restated)                                         --             --             --             --             --
                                                     -----------    -----------    -----------    -----------    -----------

Balance at June 30, 1997 (restated)                          450      4,500,000     24,905,084     15,739,729      3,663,120
                                                     -----------    -----------    -----------    -----------    -----------





                                                        Deficit
                                                      Accumulated
                                                      During the
                                                      Development   Subscriptions    Deferred
                                                         Stage       Receivable    Compensation      Total
                                                     -------------- ------------- --------------- -------------
Balance at June 30, 1996 (restated)                   (9,470,016)       (18,684)      (275,625)     4,046,355
                                                     -----------    -----------    -----------    -----------

Preferred stock sold, including dividends               (998,120)          --             --        4,500,000

Conversion of preferred stock to common stock               --             --             --             --

Common stock issued in exchange for services                --             --             --          650,129

Common stock issued for compensation                        --             --             --          918,364

Common stock issued with exercise of stock options          --          (33,750)          --        1,103,203

Common stock issued to employee                             --             --             --          (52,500)


Common stock issued as payment of preferred
    stock dividends                                      (16,387)          --             --           33,216

Dividends accrued on preferred stock not
    yet converted                                       (168,288)          --             --         (168,288)

Stock options granted                                       --             --       (1,891,500)          --


Collection of stock subscriptions                           --           16,875           --           16,875

Amortization of deferred compentsation                      --             --          788,000        788,000

Net loss (restated)                                   (7,646,119)          --             --       (7,646,119)
                                                     -----------    -----------    -----------    -----------

Balance at June 30, 1997 (restated)                  (18,298,930)       (35,559)    (1,379,125)     4,189,235
                                                     -----------    -----------    -----------    -----------


               See accompanying notes to the financial statements.


                                                                         IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                           (a Development Stage Company)

                                                                   Statement of Stockhoders' Equity (Continued)

                                                            From December 10, 1993 (date of inception) to June 30, 2000


                                                   Preferred Stock (**)              Common Stock            Additional
                                                ----------------------------------------------------------
                                                         Number of                    Number of               Paid-in
                                                   Shares        Amount        Shares          Amount         Capital
                                                ------------- ------------- -------------- ---------------  -------------
Balance at June 30, 1997 (restated)                          450      4,500,000     24,905,084    15,739,729     3,663,120
                                                     -----------    -----------    -----------   -----------   -----------

Preferred stock sold, including dividends
    and placement fees                                       501      5,010,000           --            --       1,290,515

Conversion of preferred stock to common stock               (340)    (3,400,000)     6,502,448     4,644,307    (1,210,414)

Common stock sold                                           --             --          500,000       200,000          --

Common stock issued in exchange for services                --             --          956,000     1,419,130          --

Common stock issued for compensation                        --             --           64,300        54,408          --

Common stock issued with exercise of stock options          --             --           65,712        22,999          --

Common stock issued in exchange for
    licensing agreement                                     --             --        3,500,000     1,890,000    (3,199,000)

Dividends accrued on preferred stock not
    yet converted                                           --             --             --            --            --

Stock options granted                                       --             --             --            --       1,340,625

Collection of stock subscriptions                           --             --             --          12,500          --

Amortization of deferred compentsation                      --             --             --            --            --

Net loss                                                    --             --             --            --            --
                                                     -----------    -----------    -----------   -----------   -----------

Balance at June 30, 1998                                     611      6,110,000     36,493,544    23,983,073     1,884,846
                                                     -----------    -----------    -----------   -----------   -----------



                                                      Deficit
                                                    Accumulated
                                                    During the
                                                    Development   Subscriptions    Deferred
                                                       Stage       Receivable    Compensation      Total
                                                   -------------- ------------- --------------- -------------
Balance at June 30, 1997 (restated)                  (18,298,930)       (35,559)    (1,379,125)     4,189,235
                                                     -----------    -----------    -----------    -----------

Preferred stock sold, including dividends
    and placement fees                                (1,741,015)          --             --        4,559,500

Conversion of preferred stock to common stock               --             --             --           33,893

Common stock sold                                           --             --             --          200,000

Common stock issued in exchange for services                --             --             --        1,419,130

Common stock issued for compensation                        --             --             --           54,408

Common stock issued with exercise of stock options          --             --             --           22,999

Common stock issued in exchange for
    licensing agreement                                     --             --             --       (1,309,000)

Dividends accrued on preferred stock not
    yet converted                                       (315,000)          --             --         (315,000)

Stock options granted                                       --             --       (1,340,625)          --


Collection of stock subscriptions                           --           21,250           --           33,750

Amortization of deferred compentsation                      --             --        1,418,938      1,418,938

Net loss                                              (6,981,710)          --             --       (6,981,710)
                                                     -----------    -----------    -----------    -----------

Balance at June 30, 1998                             (27,336,655)       (14,309)    (1,300,812)     3,326,143
                                                     -----------    -----------    -----------    -----------


               See accompanying notes to the financial statements.

                                                                         IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                           (a Development Stage Company)

                                                                   Statement of Stockhoders' Equity (Continued)

                                                            From December 10, 1993 (date of inception) to June 30, 2000


                                                   Preferred Stock (**)              Common Stock            Additional
                                                ----------------------------------------------------------
                                                         Number of                    Number of               Paid-in
                                                   Shares        Amount        Shares          Amount         Capital
                                                ------------- ------------- -------------- ---------------  -------------
Balance at June 30, 1998                                      611      6,110,000     36,493,544    23,983,073     1,884,846
                                                      -----------    -----------    -----------   -----------   -----------

Preferred stock issued - satisfaction of debt                 138      1,380,000           --            --        (161,348)

Conversion of preferred stock to common stock                (153)    (1,530,000)     4,865,034     1,972,296      (442,296)

Common stock sold                                            --             --          200,000        60,000          --

Common stock issued - exchange for services
    and compensation                                         --             --          719,442       301,210          --

Common stock issued - repayment of debt                      --             --        2,974,043     1,196,992          --

Common stock issued in exchange for loan fees                --             --          480,000       292,694          --

Common stock issued with exercise of stock options           --             --           65,612       124,464          --

Common stock issued in satisfaction of
    licensing agreement payable                              --             --        3,500,000     1,890,000          --

Redeemable preferred stock sold, deemed dividend             --             --             --            --            --

Dividends accrued-preferred stock not yet converted          --             --             --            --            --

Stock options granted                                        --             --             --            --         209,625

Amortization of deferred compentsation                       --             --             --            --            --

Net loss                                                     --             --             --            --            --
                                                      -----------    -----------    -----------   -----------   -----------

Balance at June 30, 1999                                      596      5,960,000     49,297,675    29,820,729     1,490,827
                                                      -----------    -----------    -----------   -----------   -----------





                                                         Deficit
                                                       Accumulated
                                                       During the
                                                       Development   Subscriptions    Deferred
                                                          Stage       Receivable    Compensation      Total
                                                      -------------- ------------- --------------- -------------
Balance at June 30, 1998                              (27,336,655)       (14,309)    (1,300,812)     3,326,143
                                                      -----------    -----------    -----------    -----------

Preferred stock issued - satisfaction of debt            (492,857)          --             --          725,795

Conversion of preferred stock to common stock                --             --             --             --

Common stock sold                                            --             --             --           60,000

Common stock issued - exchange for services
    and compensation                                         --             --             --          301,210

Common stock issued - repayment of debt                      --             --             --        1,196,992

Common stock issued in exchange for loan fees                --             --             --          292,694

Common stock issued with exercise of stock options           --             --             --          124,464

Common stock issued in satisfaction of
    licensing agreement payable                              --             --             --        1,890,000

Redeemable preferred stock sold, deemed dividend         (127,117)          --             --         (127,117)

Dividends accrued-preferred stock not yet converted      (329,176)          --             --         (329,176)

Stock options granted                                        --             --         (209,625)          --


Amortization of deferred compentsation                       --             --        1,510,437      1,510,437

Net loss                                               (6,807,194)          --             --       (6,807,194)
                                                      -----------    -----------    -----------    -----------

Balance at June 30, 1999                              (35,092,999)       (14,309)          --        2,164,248
                                                      -----------    -----------    -----------    -----------


               See accompanying notes to the financial statements.
                                       F-9

                                                                          IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                           (a Development Stage Company)

                                                                    Statement of Stockhoders' Equity (Continued)

                                                            From December 10, 1993 (date of inception) to June 30, 2000


                                                          Preferred Stock (**)              Common Stock            Additional
                                                       -----------------------------------------------------------
                                                                Number of                    Number of               Paid-in
                                                          Shares        Amount         Shares          Amount        Capital
                                                       ------------- ------------- --------------- --------------- -------------
Balance at June 30, 1999                                      596       5,960,000      49,297,675     29,820,729       1,490,827
                                                     ------------    ------------    ------------   ------------    ------------

Conversion of convertible debentures                         --              --         4,060,398      3,958,223            --

Conversion of preferred stock to common, net                 (596)     (5,960,000)     45,415,734      7,313,334        (648,885)

Common stock sold                                            --              --           100,000        157,000            --

Common stock issued - exchange for services
    and compensation, net of cancelled shares                --              --           137,000        (18,675)           --

Common stock issued - repayment of debt
   and accrued interest                                      --              --         5,061,294      1,067,665            --

Common stock issued in exchange for
    interest and loan fees                                   --              --             7,297          2,408            --

Common stock issued with exercise of stock options           --              --         1,281,628        395,810         157,988

Common stock issued with exercise of warrants                --              --           150,652        121,563          97,850

Issuance of note payable with warrants at a discount         --              --              --             --           500,000

Dividends accrued-preferred stock not yet converted          --              --              --             --              --

Net loss                                                     --              --              --             --              --
                                                     ------------    ------------    ------------   ------------    ------------

Balance at June 30, 2000                                     --      $       --       105,511,678   $ 42,818,057    $  1,597,780
                                                     ============    ============    ============   ============    ============




                                                       Deficit
                                                     Accumulated
                                                     During the

                                                     Development    Subscriptions   Deferred
                                                        Stage        Receivable   Compensation      Total
                                                   ---------------- ------------- -------------- -------------
Balance at June 30, 1999                              (35,092,999)        (14,309)    --      2,164,248
                                                     ------------    ------------    ---   ------------

Conversion of convertible debentures                         --              --       --      3,958,223

Conversion of preferred stock to common, net                 --              --       --        704,449

Common stock sold                                            --              --       --        157,000

Common stock issued - exchange for services
    and compensation, net of cancelled shares                --              --       --        (18,675)

Common stock issued - repayment of debt
   and accrued interest                                      --              --       --      1,067,665

Common stock issued in exchange for
    interest and loan fees                                   --              --       --          2,408

Common stock issued with exercise of stock options           --           (13,599)    --        540,199

Common stock issued with exercise of warrants                --              --       --        219,413

Issuance of note payable with warrants at a discount         --              --       --        500,000

Dividends accrued-preferred stock not yet converted      (145,950)           --       --       (145,950)

Net loss                                               (8,022,929)           --       --     (8,022,929)
                                                     ------------    ------------    ---   ------------

Balance at June 30, 2000                             $(43,261,878)   $    (27,908)   $--   $  1,126,051
                                                     ============    ============    ===   ============


** See Note 15 for a detailed breakdown by Series.

               See accompanying notes to the financial statements.
                                      F-10

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                            Statements of Cash Flows


                                                                                                  From
                                                                                                Inception
                                                                                               (December 10,
                                                               Year Ended     Year Ended         1993) to
                                                             June 30, 2000   June 30, 1999    June 30, 2000
                                                             -------------  --------------   --------------
Net loss                                                     $ (8,022,929)   $ (6,807,194)   $(37,544,649)
                                                             ------------    ------------    ------------
Adjustments to reconcile net loss to net cash
 used for operating activities:
    Depreciation and amortization                                 304,582         312,956       1,293,400
    Amortization of deferred compensation                            --         1,510,437       4,064,250
    Noncash interest, compensation and consulting expenses      1,811,817         593,904       9,793,868
    (Increase) decrease in loans receivable - other                14,351         (44,310)        (41,686)
    (Increase) decrease in inventory                            1,102,465        (484,298)        462,385
    (Increase) decrease in prepaid expenses                        20,911         (24,711)        (37,339)
    (Increase) decrease in other assets                             1,870          91,758         (13,835)
    Increase (decrease) in accounts payable and
      accrued expenses                                           (749,699)        887,828       1,030,334
    Increase (decrease) in other current liabilities            1,491,267         263,902       2,021,147
                                                               ----------    ------------    ------------

      Total adjustments                                         3,997,564       3,107,466      18,572,524
                                                              -----------    ------------    ------------

      Net cash used for operating activities                   (4,025,365)     (3,699,728)    (18,972,125)
                                                             ------------    ------------    ------------

Cash flows from investing activities:
    Prototype equipment                                              --              --        (2,799,031)
    Capital expenditures                                          (84,956)        (64,423)     (3,810,373)
                                                             ------------    ------------    ------------

      Net cash used for investing activities                      (84,956)        (64,423)     (6,609,404)
                                                             ------------    ------------    ------------

Cash flows from financing activities:
    Repayment of capital lease obligation                         (10,571)         (9,716)        (34,727)
    Proceeds from convertible debenture                         2,140,000       1,100,000       3,240,000
    Proceeds from loan payable, net                             1,395,608       1,869,324       3,550,339
    Proceeds from issuance of preferred stock                        --           380,000      13,039,500
    Net proceeds from issuance of common stock                    674,373         184,464       5,945,543
                                                             ------------    ------------    ------------

      Net cash provided by financing activities                 4,199,410       3,524,072      25,740,655
                                                             ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents               89,089        (240,079)        159,126

Cash and cash equivalents at beginning of period                   70,037         310,116           -0-
                                                             ------------    ------------    ------------

Cash and cash equivalents at end of period                   $    159,126    $     70,037    $    159,126
                                                             ============    ============    ============


                                                                     (Continued)
               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                       Statement of Cash Flows (Continued)


                                                                                                        From
                                                                                                     Inception
                                                                                                   (December 10,
                                                                  Year Ended        Year Ended        1993) to
                                                                June 30, 2000     June 30, 1999    June 30, 2000
                                                                -------------     -------------    -------------
Supplemental disclosures of cash flow information:

         Cash paid for interest                                $       21,077      $   16,628     $    67,863
                                                               ==============      ==========     ===========


Supplemental disclosures of noncash
investing and financing activities:

         Issuance of common stock and options
           in exchange for services                            $         -         $  221,788     $ 4,837,747
                                                               ==============      ==========     ===========

         Issuance of common stock as loan fees in
           connection with loans to the Company                $        1,000      $  292,694     $   293,694
                                                               ==============      ==========     ===========

         Issuance of common stock as satisfaction of
           loans payable and accrued interest                  $    1,066,665      $  939,100     $ 2,005,765
                                                               ==============      ==========     ===========

         Issuance of common stock as satisfaction of
           certain accounts payable                            $         -         $  257,892     $   257,892
                                                               ==============      ==========     ===========

         Issuance of common stock in
           exchange for property and equipment                 $         -         $     -        $    89,650
                                                               ==============      ==========     ===========

         Issuance of common stock and other current liability
           in exchange for patent licensing agreement          $         -         $     -        $   581,000
                                                               ==============      ==========     ===========

         Issuance of common stock for
           compensation                                        $       79,175      $   79,422     $ 1,849,533
                                                               ==============      ==========     ===========

         Issuance of common stock through
           exercise of incentive stock options                 $      157,988      $     -        $ 1,261,191
                                                               ==============      ==========     ===========

         Issuance of common stock as
           payment for preferred stock dividends               $      236,993      $     -        $   301,225
                                                               ==============      ==========     ===========

         Acquisition of property and equipment
           through the issuance of a capital
           lease payable                                       $         -         $     -        $    50,289
                                                               ==============      ==========     ===========


               See accompanying notes to the financial statements.
                                      F-12

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

The Company is in the business of developing medical imaging devices based upon the combination of the advances made in ultrafast electro-optic technology and the unique knowledge of medical imaging devices held by the founders of the Company. Previously, the technology for these imaging devices had not been available. The initial Computed Tomography Laser Mammography ("CTLM(TM)") prototype has been developed with the use of "Ultrafast Laser Imaging Technology"TM, and this technology was first introduced at the "RSNA" scientific assembly and conference during late November 1994. The completed CTLM(TM) device was exhibited at the "RSNA" conference November 26-30, 1995. The Company has continued to exhibit its latest technology and clinical images at the RSNA conferences held annually in Chicago during the last week of November.

The initial CTLM(TM) prototype produced live images of an augmented breast on February 23, 1995. From the experience gained with this initial prototype, the Company continued its research and development resulting in new hardware and software enhancements. During 1999, the FDA granted the Company's request to expand the clinical investigational trials to Nassau County Medical Center ("NCMC") in East Meadow, NY and University of Virginia Health Systems ("UVA") in Charlottesville, VA.

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

         (j) Long-lived assets

                Effective July 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This statement requires companies to write down to estimated fair value long-lived assets that are impaired. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review of recoverability the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. The Company has determined that no impairment losses need to be recognized through the fiscal year ended June 30, 2000.

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

         (n) Comprehensive income

                SFAS 130, "Reporting Comprehensive Income", requires a full set of general purpose financial statements to be expanded to include the reporting of "comprehensive income". Comprehensive income is comprised of two components, net income and other comprehensive income. For the period from December 10, 1993 (date of inception) to June 30, 2000, the Company had no items qualifying as other comprehensive income.

         (o) Reclassifications

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

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(3)      MERGER

On April 14, 1994, IDSI-Fl. acquired substantially all of the issued and outstanding shares of Alkan Corp. The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion #16, wherein the shareholders of IDSI-Fl.retained the majority of the outstanding stock of Alkan Corp. after the merger.(see Note 16)

As reflected in the Statement of Stockholders' Equity, the Company recorded the merger with the public shell at its cost, which was zero, since at that time the public shell did not have any assets or equity. There was no basis adjustment necessary for any portion of the merger transaction as the assets of IDSI-Fl. were recorded at their net book value at the date of merger. The 178,752 shares represent the exchange of shares between the companies at the time of merger.

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


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(5)      INVENTORIES

Inventories consisted of the following:
                                                           June 30,
                                              -------------------------------
                                                    2000               1999
                                              --------------    -------------

  Raw materials                               $  2,156,329      $  2,125,035
  Work-in process                                   15,487           391,875
  Completed units under testing                    424,062         1,181,433
                                              ------------      ------------

                                               $ 2,595,878      $  3,698,343
                                               ===========      ============


(6)      PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

                                                       June 30,
                                            ---------------------------
                                                 2000            1999
                                            ------------   -------------

Furniture and fixtures                     $   261,625      $   246,730
Building and land (See Note 11)              2,084,085        2,084,085
Clinical equipment                              30,714           30,714
Computers and equipment                        584,768          516,551
CTLM(TM) software costs                        352,932          352,932
Trade show equipment                           154,468          154,468
Laboratory equipment                           193,392          191,548
                                           -----------      -----------

                                             3,661,984        3,577,028
Less: accumulated depreciation              (1,136,697)        (869,034)
                                           -----------      -----------

         Totals                            $ 2,525,287      $ 2,707,994
                                           ===========      ===========

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

       Furniture, fixtures, clinical, computers, laboratory
         equipment and trade show equipment                     5-7 years
       Building                                                  40 years
       CTLM(TM) software costs                                    5 years


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(6)      PROPERTY AND EQUIPMENT (Continued)

Telephone equipment, acquired under a long-term capital lease at a cost of $50,289, is included in furniture and fixtures. The net unamortized cost of the CTLM(TM) software at June 30, 2000 and 1999 are $16,241 and $67,666, respectively, which represents the net realizable value of the CTLM(TM) software at the end of each period presented.

Amortization expense related to the CTLM(TM) software for each period presented in the statement of operations is as follows:

              Period ended          Amount
              ------------        ---------
                 6/30/00        $   51,425
                 6/30/99            70,514
                 6/30/98            70,587
                 Prior             144,165
                                 ---------

                 Total          $  336,691
                                 =========

(7)      OTHER ASSETS

Other assets consist of the following:
                                                             June 30,
                                                      --------------------
                                                         2000        1999
                                                       --------    --------
Patent license agreement, net of accumulated
  amortization of $68,353 and $34,176, respectively    $512,647    $546,824
UL and CE approvals, net of accumulated
  amortization of $4,113 and $1,371, respectively         4,113       6,854
Unamortized debt discount (See Note 10)                  71,430         -
Security deposits                                         5,610       7,480
                                                       --------    --------

         Totals                                        $593,800    $561,158
                                                       ========    ========

During June 1998, the Company finalized an exclusive Patent License Agreement with its chief executive officer. The officer is the owner of patents issued on December 2, 1997 which encompasses the technology of the CTLM(TM) . Pursuant to the terms of the agreement, the Company was granted the exclusive right to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize and practice the Patent, all improvements thereto and all technology related to the process, throughout the world. The license shall apply to any extension or re-issue of the Patent. The term of license is for the life of the Patent and any renewal thereof, subject to termination, under certain conditions. As consideration for the License, the Company issued to the officer 7,000,000 shares of common stock (See Note 16). The License agreement has been recorded at the historical cost basis of the chief executive officer, who owns the patent.


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(8)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                          June 30,
                                              -------------------------------
                                                     2000            1999
                                                -------------    -----------

Accounts payable - trade                         $  561,947     $  773,827
Preferred stock dividends payable                      --           86,669
Accrued property taxes payable                       14,085         15,585
Accrued compensated absences                         39,725         30,297
Accrued interest payable                             82,041        461,462
Liquidated damages payable (see Note 15)            151,000        120,000
Accrued wages payable                                89,839        109,243
Other                                                57,317           --
                                                 ----------     ----------

         Totals                                  $  995,954     $1,597,083
                                                 ==========     ==========


(9)      OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:
                                                       June 30,
                                           --------------------------------
                                                 2000              1999
                                           --------------    ---------------

  Accrued compensation-stock options       $   2,021,147     $     529,880
                                           -------------     -------------

                                           $   2,021,147     $     529,880
                                           =============     =============


(10)     LOANS PAYABLE

Loans payable consisted of the following:
                                                              June 30,
                                                      -------------------------
                                                          2000           1999
                                                      -----------     ----------

   Loans and note payable                             $    910,407   $  300,407
   Loans payable to officers, net of loan receivable
     of $11,712 and 13,359, respectively                   345,309      443,864
   Loans payable to related parties                        500,000      488,000
                                                      -------------  ----------

                                                       $ 1,755,716   $ 1,232,271
                                                       ===========   ===========

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(10)     LOANS PAYABLE (Continued)

The Company has borrowed a total of $475,407, from an unrelated third-party on an unsecured basis. The loan accrues interest at a rate of 6% per annum and is payable on demand. The Company has repaid $175,000 as of June 30, 2000. Accrued interest of $54,452 is reflected in accrued expenses on the balance sheet. Additionally, on January 27, 2000 the Company borrowed $500,000 from an unrelated third-party on an unsecured basis. The holder had the option to be repaid in warrants, at an exercise price of $.35 per share. As the Company's common stock was trading in excess of the $.35 at the date of the note, a discount of $500,000 was recorded on the transaction, in accordance with the guidelines of EITF Abstract No. 96-13. The discount is being amortized over the term of the note (see Note 7). The note and accrued interest ($530,000) was repaid on July 18, 2000. Finally, on June 8, 2000, the Company issued a 10% convertible promissory note in the amount of $110,000. The note was to be repaid on July 10, 2000, or it would be converted into convertible preferred stock at the option of the holder. If the closing of the pending convertible preferred stock issuance did not take place on July 10, 2000, the Company would issue to the note holder, a warrant to purchase 50,000 shares of the Company's common stock at an exercise price equal to 110% of the closing price of the common stock at such date provided under the terms of the agreement. On August 23, 2000, the Company repaid the $110,000 debenture, including accrued interest of $2,291, and issued a warrant to purchase 50,000 shares of the Company's stock at an exercise price of $1.452 per share.

During the year ended June 30, 1999, the officers of the Company made loans totaling $1,433,487. The loans were non-interest bearing and originally due by August 31, 1999. On May 18, 1999 the officers were issued a total of 2,171,743 shares of stock as full satisfaction ($874,100) of the loans outstanding at that date. During the year ended June 30, 2000, the officers loaned an additional $352,241. During the year ended June 30, 2000 a portion of the loans were repaid, $21,633 in cash and $430,795 in common stock of the Company .

The Company had received various loans from related parties (stockholders of the Company) during the year ended June 30, 1999 totaling $1,093,000. A total of $605,000 had been repaid as of June 30, 1999. These loans bore interest at rates varying from 6% to 15%, and accrued interest as of June 30, 1999 amounted to $38,921. An additional $600,000 was loaned by related parties during the year ended June 30, 2000. The Company repaid a total of $588,000 ( $35,000 in cash and $553,000 in common stock of the Company) during the year ended June 30, 2000, including accrued interest of $85,945 ($5,000 in cash and $80,945 in common stock). The remaining balance of $500,000 was repaid on July 18, 2000.

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(11)     CONVERTIBLE DEBENTURES

The Company entered into a Subscription Agreement with the Purchaser of the Series B Convertible Preferred Stock on April 6, 1999 (see Note 15). The Purchaser agreed to purchase $2,750,000 of the Company's Debentures. The Debentures had a 7% premium, to be paid in cash, or freely trading common stock in the Company's sole discretion, at the time of each conversion ("the Dividend Payment Date"). The Debentures were subject to automatic conversion at the end of the two years from the date of issuance, at which time all Debentures outstanding would be converted based upon a formula detailed within the Debenture document.

The Debentures were secured by a mortgage on the Company's land and building (see Note 6). The mortgage shall only be released upon the Company meeting certain conditions described in the mortgage document. The funds were available to the Company as follows:

                1. The Purchaser irrevocably agreed to purchase $1,100,000 of the Debentures, which will net the Company proceeds of $1,000,000 after fees.

                2. The Company may draw a second $825,000 ($750,000 net of fees) anytime thirty days after the effective date of the S-2 Registration Statement (July 29, 2000), as long as the Company maintains an average bid price of $.45 for the ten trading days immediately prior to the Company's request for the funding.

                3. The Company may draw a final $825,000 ($750,000 net of fees) anytime sixty days after the effective date of the Registration Statement, as long as the Company maintains an average bid price of $.45 for the ten trading days immediately prior to the Company's request for the funding.

The Series I Preferred and the Debenture also limited the Holders to ownership of not more than 4.99% of the Company's outstanding common stock at any one time. The shares underlying the Series B Preferred, the Series I Preferred and the Debentures had registration rights and were registered in the Company's S-2 Registration Statement.

The Company was able to borrow a revised total of $3,080,000 under the debenture. The entire amount, including interest of $171,205, was converted during the year ended June 30, 2000 into 3,908,883 shares of the Company's common stock. The interest relating to the discount at issuance of $367,972 was expensed during the year ended June 30, 1999, as the debenture could have been converted immediately, and would ultimately have no conversion period.


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(11)     CONVERTIBLE DEBENTURES (Continued)

During the year ended June 30, 2000, the Company issued additional convertible debentures totaling $161,000. In August 1999, the Company received $51,000 (net proceeds to the Company of $50,000), which was converted into 158,812 shares of stock on December 31, 1999. The debenture had provided for a 40% discount on the conversion price per share, and as a result the Company had recorded a discount of $15,938 at the issuance of the debenture and expensed the discount during that quarter. A total of $1,408 of accrued interest was included in the shares issued at conversion.


(12)     LEASES

The Company has entered into a lease arrangement which expires in 2002 for its telephone equipment. This arrangement transfers to the Company substantially all of the risks and benefits of ownership of the related asset. The asset has been capitalized as property and equipment (see Note 6) and the obligation has been recorded as debt. At June 30, 2000, approximate future minimum lease payments under capitalized lease obligations were as follows:


        Year ending June 30,
        -------------------
               2001                                        $ 12,384
               2002                                           4,128
                                                           --------

       Total minimum lease payments                          16,512
       Less amount representing interest                       (950)
                                                           --------

       Present value of net minimum lease payments           15,562

       Less current portion                                 (11,505)
                                                           --------

       Long-term portion                                   $  4,057
                                                           ========


The Company also leases certain office equipment under an operating lease expiring in June 2002.
Minimum future lease payments under the non-cancelable operating lease having a remaining term in excess of one year as of June 30, 2000 are as follows:


                Year ending June 30,                  Amount
                --------------------                --------
                        2001                       $   3,676
                        2002                           3,676
                                                   ---------

       Total minimum future lease payments         $   7,352
                                                   =========

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(13)     INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carryforwards of approximately $27,796,000 to offset future taxable income. Such carryforwards expire in years beginning 2009. The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $9,451,000 and $7,716,000 at June 30, 2000 and 1999, respectively. The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from July 1, 1999 to June 30, 2000 was an increase of approximately $1,735,000.


(14)     REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 17, 1999, the Company finalized the private placement to foreign investors of 35 shares of its Series G Redeemable Convertible Preferred Stock at a purchase price of $10,000 per share and two year warrants to purchase 65,625 shares of the Company's common stock at an exercise price of $.50 per share. The agreement was executed pursuant to Regulation D as promulgated by the Securities Act of 1933, as amended. A total of 43,125 warrants were exercised during the year ended June 30, 2000, and an additional 9,375 warrants were exercised subsequent to June 30, 2000.

The Series G Preferred Stock had no dividend provisions. The preferred stock was convertible, at any time, for a period of two years thereafter, in whole or in part, without the payment of any additional consideration, into fully paid and nonassessable shares of the Company's no par value common stock based upon the "conversion formula". The conversion formula stated that the holder of the Series G Preferred Stock would receive shares determined by dividing (i) the sum of $10,000 by the (ii) "Conversion Price" in effect at the time of conversion. The "Conversion Price" shall be equal to the lesser of $.54 or seventy-five percent (75%) of the Average Closing Price of the Company's common stock for the ten-day trading period ending on the day prior to the date of conversion.

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


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(14)     REDEEMABLE CONVERTIBLE PREFERRED STOCK (Continued)

Pursuant to the Registration Rights Agreement ("RRA") the Company was required to register 100% of the number of shares that would be required to be issued if the Preferred Stock were converted on the day before the filing of the S-2 Registration Statement. In the event the Registration Statement was not declared effective within 120 days, the Series G Holders had the right to force the Company to redeem the Series G Preferred Stock at a redemption price of 120% of the face value of the preferred stock. The Registration Statement was declared effective on July 29, 2000. During the year ended June 30, 2000, the Series G Preferred Stock was converted into 3,834,492 shares of the Company's common stock.


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


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(15)     CONVERTIBLE PREFERRED STOCK (Continued)

The agreement provides that no fractional shares shall be issued. In addition, provisions are made for any stock dividends or stock splits that the Company may issue with respect to their no par value common stock. The Company is also required to reserve and keep available out of its authorized but unissued common stock such number of shares of common stock as shall be available to effect the conversion of all of the outstanding shares of Series A Convertible Preferred Stock.The holders of the Series A Preferred Stock are also entitled to receive a five percent (5%) per share, per annum dividend out of legally available funds and to the extent permitted by law. These dividends are payable quarterly on the last business day of each quarter commencing with the calendar quarter next succeeding the date of issuance of the Series A Preferred Stock. Such dividends shall be fully cumulative and shall accrue, whether or not declared by the Board of Directors of the Company, and may be payable in cash or in freely tradeable shares of common stock.

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

On September 4, 1998, the Company received a notice of conversion from the Series B Holders. The Series B Holders filed a lawsuit against the Company on October 7, 1998. The Company was served on October 19, 1998. The lawsuit alleged that the Company has breached its contract of sale to the Series B Holders by failing to convert the Series B Holders and failure to register the common stock underlying the Preferred Stock. The Series B Holders demanded damages in excess of $75,000, to be determined at trial, together with interest costs and legal fees. On April 6, 1999, the Series B Holders sold their preferred stock to an unaffiliated third party ("the Purchaser") with no prior relationship to the Company, or the Series B Holders. As part of the purchase agreement, the Series B Holders were required to dismiss the lawsuit with prejudice and the Company and the Series B Holders exchanged mutual general releases (see Series I).

As of June 30, 2000, the Series B Preferred Stock has been converted into 30,463,164 shares of the Company's common stock, and 60 shares were canceled at the request of the holder.

During the years ended June 30, 1999 and 1998 the Company issued a total of six Private Placements of convertible preferred stock (see schedule incorporated into Note 15). The Private Placements are summarized as follows:


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(15)     CONVERTIBLE PREFERRED STOCK (Continued)

Series C Preferred Stock
On October 6, 1997, the Company finalized the private placement to foreign investors of 210 shares of its Series C Convertible Preferred Stock at a purchase price of $10,000 per share and warrants to purchase up to 160,000 shares of the Company's common stock at an exercise price of $1.63 per share, and warrants to purchase up to 50,000 shares of the Company's common stock at an exercise price of $1.562 per share. The agreement was executed pursuant to Regulation S as promulgated by the Securities Act of 1933, as amended. As of June 30, 2000 none of the warrants had been exercised.

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

Series D Preferred Stock
On January 9, 1998, the Company finalized the private placement to foreign investors of 50 shares of its Series D Convertible Preferred Stock at a purchase price of $10,000 per share and warrants to purchase up to 25,000 shares of the Company's common stock at an exercise price of $1.22 per share. The agreement was executed pursuant to Regulation S as promulgated by the Securities Act of 1933, as amended. As of June 30, 2000 none of the warrants had been exercised.


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

Series E Preferred Stock
On February 5, 1998, the Company finalized the private placement to foreign investors of 50 shares of its Series E Convertible Preferred Stock at a purchase price of $10,000 per share and warrants to purchase up to 25,000 shares of the Company's common stock at an exercise price of $1.093 per share. The agreement was executed pursuant to Regulation S as promulgated by the Securities Act of 1933, as amended. As of June 30, 2000 none of the warrants had been exercised.

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

The Series F Preferred Shares pay a dividend of 6% per annum, payable in Common Stock at the time of each conversion and are convertible, at any time, commencing May 15, 1999 and for a period of two years thereafter, in whole or in part, without the payment of any additional consideration, into fully paid and nonassessable shares of the Company's no par value common stock based upon the "conversion formula". The conversion formula states that the holder of the Series F Preferred Stock will receive shares determined by dividing (i) the sum of $10,000 by the (ii) "Conversion Price" in effect at the time of conversion. The "Conversion Price" shall be equal to seventy percent (70%) of the Average Closing Price of the Company's common stock.

In connection with the sale, the Company paid an unaffiliated investment banker $50,000 for placement and legal fees, providing net proceeds to the Company of $700,000. The shares underlying the preferred shares and warrant are entitled to demand registration rights under certain conditions.

Series H Preferred Stock
On June 2, 1998, the Company finalized the private placement to foreign investors of 100 shares of its Series H Convertible Preferred Stock at a purchase price of $10,000 per share and Series H-"A" warrants to purchase up to 75,000 shares of the Company's common stock at an exercise price of $1.00 per share, and Series H-"B" warrants to purchase up to 50,000 shares of the Company's common stock at an exercise price of $1.50 per share. The agreement was executed pursuant to Regulation D as promulgated by the Securities Act of 1933, as amended. As of June 30, 2000 none of the warrants had been exercised.

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

The Company was in technical default of the Registration Rights Agreement ("RRA"), which required the S-2 Registration Statement to be declared effective by October 2, 1998. Pursuant to the RRA, the Company was required to pay the Series H holders, as liquidated damages for failure to have the Registration Statement declared effective, and not as a penalty, 2% of the principal amount of the Securities for the first thirty days, and 3% of the principal amount of the Securities for each thirty day period thereafter until the Company procures registration of the Securities. On March 25, 1999, the Company issued 424,242 shares of common stock as partial payment of the liquidated damages. The total expense for the years ended June 30, 2000 and 1999 amounted to $31,000 and $260,000, respectively, and a balance of $151,000 remains outstanding as of June 30, 2000 (See Note 8).

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

The agreements provided that no fractional shares shall be issued. In addition, provisions were made for any stock dividends or stock splits that the Company may issue with respect to their no par value common stock. The Company was also required to reserve and keep available out of its authorized but unissued common stock such number of shares of common stock as shall be available to effect the conversion of all of the outstanding shares of Convertible Preferred Stock. The preferred stockholders shall not be entitled to vote on any matters submitted to the stockholders of the Company, except as to the necessity to vote for the authorization of additional shares to effect the conversion of the preferred stock. The holders of any outstanding shares of preferred stock shall have a preference in distribution of the Company's property available for distribution to the holders of any other class of capital stock, including but not limited to, the common stock, equal to $10,000 consideration per share.

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of June 30, 2000, including certain additional information with respect to the deemed preferred stock dividends that were calculated as a result of the discount from market for the conversion price per share:


                                                                     (Continued)

                                                                            IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                             (a Development Stage Company)

                                                                       Notes to Financial Statements (Continued)

(15)  Convertible Preferred Stock (Continued)

                                 Series A          Series B          Series C         Series D        Series E        Series F
                             Shares  Amount    Shares  Amount    Shares  Amount    Shares Amount   Shares Amount   Shares  Amount
                             ----------------- ----------------- ----------------- --------------- --------------- ----------------
Balance at June 30, 1995          -       $ -      -        $ -      -        $ -      -      $ -      -      $ -      -       $ -

Sale of Series A              4,000  3,600,000

Series A conversion          (1,600) (1,440,000)
                             ------  ----------


Balance at June 30, 1996      2,400  2,160,000

Sale of Series B                                 450  4,500,000

Series A conversion          (2,400) (2,160,000)
                             ------  ----------


Balance at June 30, 1997          -         -    450  4,500,000

Sale of preferred stock
   (Series C - H)                                                  210  2,100,000     54  540,000     54  540,000     75   750,000

Conversion of preferred stock                                     (210) (2,100,000)  (25) (250,000)  (30) (300,000)  (75) (750,000)
                                                                  ----  ----------   ---  --------   ---  --------   ---  --------


Balance at June 30, 1998          -         -    450  4,500,000      -          -     29  290,000     24  240,000      -         -

Sale of Series I

Conversion of preferred stock                    (60)  (600,000)                     (29) (290,000)  (24) (240,000)
                                                 ---   --------                      ---  --------   ---  --------


Balance at June 30, 1999          -         -    390  3,900,000      -          -      -        -      -        -      -         -

Conversion of preferred
  stock, net                                   (390) (3,900,000)
                                               ----  ----------


Balance at June 30, 2000          -       $ -      -        $ -      -        $ -      -      $ -      -      $ -      -       $ -
                               ======   =======  =======  =======  ======   =======  =====  =======  ======  =======  =====  =======


Additional information:
  Discount off market price                 25%               18%               25%             25%             25%              30%
                                            ==                ==                ==              ==              ==               ==
  Fair market
    value-issue rate                     $ 8.31            $ 3.25            $ 1.63          $ 0.99          $ 1.07           $ 1.24
                                         ======            ======            ======          ======          ======           ======
  Deemed preferred
    stock dividend                    $1,335,474        $ 998,120         $ 705,738         $182,433        $182,250        $318,966
                                      ==========        =========         =========         ========        ========        ========



                                   Series H           Series I            Total
                                Shares  Amount    Shares    Amount   Shares    Amount
                                ------ --------  -------  ---------  ------- -----------
Balance at June 30, 1995        -        $ -       -         $ -      -         $ -

Sale of Series A                                                   4,000   3,600,000

Series A conversion                                               (1,600) (1,440,000)
                                                                  ------  ----------


Balance at June 30, 1996                                           2,400   2,160,000

Sale of Series B                                                    450   4,500,000

Series A conversion                                               (2,400) (2,160,000)


Balance at June 30, 1997                                            450   4,500,000

Sale of preferred stock
   (Series C - H)             108  1,080,000                        501   5,010,000

Conversion of preferred stock                                      (340) (3,400,000)
                                                                   ----  ----------


Balance at June 30, 1998      108  1,080,000                        611   6,110,000

Sale of Series I                                 138   1,380,000    138   1,380,000

Conversion of preferred stock (40)  (400,000)                      (153) (1,530,000)
                              ---   --------                       ----  ----------


Balance at June 30, 1999       68    680,000     138   1,380,000    596   5,960,000

Conversion of preferred
  stock, net                  (68)  (680,000)   (138) (1,380,000)  (596) (5,960,000)
                              ---   --------    ----  ----------   ----  ----------


Balance at June 30, 2000        -        $ -       -         $ -      -        $ -
                              =====   ========  =======   ======== ======   =========

Additional information:
  Discount off market price                25%                 25%
                                           ==                  ==
  Fair market
    value-issue rate                    $ 0.57              $ 0.38
                                        ======              ======
  Deemed preferred
    stock dividend                    $351,628           $ 492,857
                                      ========           =========



                                                                     (Continued)
                                      F-34


                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(16)     COMMON STOCK

On June 8, 1994, at a special meeting of shareholders of the Company, a one for one hundred reverse stock split was approved reducing the number of issued and outstanding shares of common stock from 68,875,200 shares to 688,752 shares (510,000 shares of original stock, for $50,000, and the 178,752 shares acquired in the merger). In addition, the board of directors approved the issuance of an additional 27,490,000 shares of common stock that had been provided for in the original merger documents. However, during April, 1995 the four major shareholders agreed to permanently return 12,147,480 of these additional shares. Therefore, the net additional shares of common stock issued amounts to 15,342,520 shares, and the net additional shares issued as a result of this transaction have been reflected in the financial statements of the Company (See Statement of Stockholders' Equity).

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

As of June 30, 1996, there were a total of 425,416 shares of common stock issued as a result of the conversion of the Series A Convertible Preferred Stock and the related accumulated dividends (See Note 15).

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


                                      F-36
                                                                     (Continued)

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

                9. On June 5, 1998, the Company issued to its chief executive officer 3,500,000 shares ($1,890,000) as consideration for an exclusive Patent License Agreement (see Note 7). The market value of the stock on this date was $.54 per share. The excess of the fair market value of the common stock over the historical cost basis of the patent license was recorded as a distribution to the shareholder; recorded as a reduction to additional paid-in capital of $3,199,000.

                10. On June 11, 1998, the Company issued 25,000 shares to its corporate counsel as additional bonus compensation. Legal expenses of $12,750 were recorded as the market value of the stock on that date was $.51 per share.

                11. A total of 65,712 non-qualified stock options were exercised and proceeds of $22,999 ($.35 per share) was received by the Company.

On July 10, 1998, the majority shareholders of the Company authorized, by written action, the Company's adoption of an Amendment to the Company's Articles of Incorporation increasing the Company's authorized shares of common stock from 48,000,000 shares to 100,000,000 shares. The Florida Statutes provide that any action to be taken at an annual or special meeting of shareholders may be taken without a meeting, without prior notice and without a vote, if the action is taken by a majority of outstanding stockholders of each voting group entitled to vote. On August 5, 1998, the Company filed an Information Statement with the Securities and Exchange Commission with regard to the Written Action. The Majority Shareholders consent with respect to the Amendment was effective on February 18, 1999. The number of authorized shares was further increased to 150,000,000 shares during the shareholders annual meeting held on May 10, 2000.

During the year ended June 30, 1999, the Company issued a total of 12,804,131 shares ($5,837,656) of its common stock. The conversion of Convertible Preferred Stock (see Note 15) accounted for the issuance of 4,865,034 shares ($1,972,296). The remaining 7,939,097 shares were issued as follows:


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

                2. In June 1999, the Company issued to its chief executive officer 3,500,000 shares ($1,890,000), representing the balance of shares to be issued as consideration for the exclusive Patent License Agreement (see Note 7).

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

                9. During the year a total of 150,000 shares was issued for to various independent parties for services rendered to the Company. Expenses of $81,788 were charged, or an average price of $.50 per share.


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(16)     COMMON STOCK (Continued)


During the year ended June 30, 2000, the Company issued a total of 56,214,003 shares ($12,997,328) of its common stock. The conversion of Convertible Debentures (see Note 11) accounted for the issuance of 4,060,398 shares ($3,958,223), the conversion of Redeemable Convertible Preferred Stock (see Note
14) accounted for the issuance of 3,834,492 shares ($507,115), and the conversion of Convertible Preferred Stock (see Note 15) accounted for the issuance of 41,581,242 shares ($6,806,219). The remaining 6,737,871 shares were issued as follows:

                1. The Company sold 100,000 shares on April 27, 2000 in a Regulation D offering at $1.57 per share, and received cash proceeds of $157,000.

                2. A total of 5,061,294 shares were issued as repayment of various loans payable during the year. A total of $1,067,665 (average of $.21 per share) of debts were satisfied through the issuance of the stock.

                3. On November 12, 1999, bonus stock was issued to Company employees, for 145,000 shares. Compensation expense of $12,325 was charged as the fair market value at that date was $.09 per share. The company also canceled 8,000 shares which had been previously issued to an independent contractor for consulting services. A reduction of $31,000 was recorded to consulting expenses for the year.

                4. A total of 7,297 shares were issued in connection with a loan that was received by the Company. The total loan fee expense and interest charged to income amounted to $2,408 during the year.

                5. During the year at total of 150,652 shares were issued for the exercise of warrants. On March 21, 2000, the Company received $100,000 for the exercise of 107,527 warrants at an exercise price of $.93 per share. The Company recorded a charge to consulting expense, as the fair market value at the date the warrants were issued was $1.84. The Company also received $21,563 from the exercise of 43,125 of Series G Preferred Stock warrants during the last quarter of the fiscal year.

                6. Exercise of 1,281,628 incentive stock options, ($395,810) exercised and paid for at prices ranging from $.13 per share to $1.13 per share.


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

On March 29, 1995, the incentive stock option plan was approved by the Board of Directors and adopted by the shareholders at the annual meeting. This original plan was revised and on January 3, 2000 the Board of Directors adopted the Company's "2000 Non-Statutory Plan", and the plan was subsequently approved by the shareholders on May 10, 2000 at the annual meeting. This plan provides for the granting, exercising and issuing of incentive stock options pursuant to Internal Revenue Code Section 422. The Company may grant incentive stock options to purchase up to 4,850,000 shares of common stock of the Company. The Board of Directors or a company established compensation committee has direct responsibility for the administration of this plan.

The exercise price of the non-statutory stock options shall be equal to no less than 50% of the fair market value of the common stock on the date such option is granted.

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

Transactions and other information relating to the plans are summarized as follows:


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(17 )    STOCK OPTIONS (Continued)


                                     Incentive Stock Options             Nonqualified Options
                                   --------------------------       ----------------------------
                                    Shares    Wtd. Avg. Price         Shares    Wtd. Avg. Price
                                   --------  ---------------        ---------   --------------
Outstanding at June 30, 1994          -0-                              -0-
   Granted                          75,000    $    1.40             1,500,000    $   1.12
   Exercised                          --                                 --
                                 ---------                         ----------

Outstanding at June 30, 1995        75,000         1.40             1,500,000        1.12
   Granted                         770,309         1.66               750,000        1.44
   Exercised                      (164,956)         .92            (1,800,000)       1.50
                                  --------                         ----------

Outstanding at June 30, 1996       680,353         1.81               450,000         .13
   Granted                         371,377         3.27               750,000        3.88
   Exercised                      (395,384)        1.10                  --
                                  --------                         ----------

Outstanding at June 30, 1997       656,346         3.07             1,200,000        2.47
   Granted                         220,755         1.95               750,000        2.75
   Exercised                          --                              (65,712)        .35
   Canceled                       (175,205)        4.25                  --
                                  --------                         ----------

Outstanding at June 30, 1998       701,896         2.42             1,884,288        2.66
   Granted                         786,635          .48               750,000         .43
   Exercised                          --                              (65,612)        .35
   Canceled                        (82,500)        3.37                  --
                                   -------                         ----------

Outstanding at June 30, 1999     1,406,031          .53 **          2,568,676        2.24
   Granted                       3,139,459          .34                  --
   Exercised                      (770,702)         .37              (318,676)        .35
   Canceled                        (64,334)         .47                  --
                                 ---------                         ----------

Outstanding at June 30, 2000     3,710,454          .42             2,250,000        2.35
                                 =========                         ==========

    **On June 25, 1999, the exercise price of 502,225 outstanding incentive stock options was restated to $.60 per share. The Company has recorded compensation of $330,569 during the fiscal year ended June 30, 1999 as a result of this repricing, in accordance with the guidelines discussed in the proposed FASB interpretation of APB Opinion No. 25.

At June 30, 2000 and 1999, 3,372,505 and 1,096,825, respectively, of the incentive stock options were vested and exercisable and 2,250,000 and 2,568,676, respectively, of the non-qualified stock options were fully vested and exercisable. The stock options vest at various rates over periods up to ten years. Shares of authorized common stock have been reserved for the exercise of all options outstanding. The following summarizes the option transactions that have occurred:


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

On March 30, 1995, the Company granted to the director of engineering, a non-qualified option to purchase up to 150,000 shares of common stock per year, or a total of 450,000 shares, during the period March 30, 1995 and ending March 31, 1999. The exercise price shall be $0.35 per share. The options do not "vest" until one year from the anniversary date. Deferred compensation of $472,500 was recorded on the transaction and is being amortized over the vesting period. The Company also granted the individual, incentive options to purchase 75,000 shares of common stock at an exercise price of $1.40 per share. The options originally expired on March 30, 1998, but were reissued on March 30, 1998 for two years.

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

On September 1, 1995, the Company issued to an employee incentive options to purchase 119,047 shares of common stock at an exercise price of $0.84 per share. The options expire on September 1, 1999

At various dates during the fiscal year ended June 30, 1996, the Company issued to various employees incentive options to purchase 328,681 shares of common stock at prices ranging from $0.81 to $8.18. In all instances, the exercise price was established as the fair market value of the common stock at the date of grant, therefore no compensation was recorded on the issuance of the options. In most cases, one-third of the options vest one year from the grant date, with one-third vesting each of the next two years. The options expire in ten years from the grant date.


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

At various dates during the year ended June 30, 2000, the Company issued to its officers and various employees incentive options to purchase 3,139,459 shares of common stock at prices ranging from $.23 to $4.38. The exercise price was established as the fair market value of the common stock at the date of grant for employees, and 110% of the fair market value at the date of the grant for officers, therefore no compensation was recorded on the issuance of the options. The officers options vested immediately, while the employees options vest one-third from the grant date, with one-third vesting each of the next two years. The options expire in five years from the grant date.

The following table summarizes information about all of the stock options outstanding at June 30, 2000:

                    Outstanding options                     Exercisable options
        -------------------------------------------         -------------------
                                Weighted
                                 average
    Range of                    remaining     Weighted                 Weighted
 exercise prices     Shares    life (years)  avg. price       Shares  avg. price
 ---------------  -----------  ------------  ----------     --------- ----------
 $ .23 - 1.25       5,101,304     4.89        $  .44        4,934,321    $  .42
  1.36 - 2.99         839,350     6.79          1.38          750,000      1.22
  3.00 - 4.38          19,800     5.00          4.38

--------------     ----------     ----        ------        ---------    ------
 $ .23 - 4.38       5,960,454     5.16        $  .58        5,684,321    $  .55
 ============       =========     ====        ======        =========    ======


At June 30, 2000, the Company has two stock-based compensation plans, which have been previously described. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans with respect to its employees, however compensation has been recorded with respect to its officers due to their provisions of utilizing "additional incentive stock options" to exercise their incentive stock options, and acquire shares of common stock. The compensation cost that has been charged against income for the officers was $1,649,255 and $(66,667) for 2000 and 1999, respectively.


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(17)     STOCK OPTIONS (Continued)

The weighted average Black-Scholes value of options granted during 2000 and 1999 was $2.22 and $.42 per option, respectively. Had compensation cost for the Company's fixed stock-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as indicated below:

                                                                              From
                                                                            Inception
                                                                         (December 10,
                                       Year Ended        Year Ended         1993) to
                                     June 30, 2000     June 30, 1999     June 30, 2000
                                     -------------     -------------    --------------
Net loss to common shareholders -
         As reported                $   (8,168,879)   $  (7,756,344)   $  (43,261,878)
                                    ==============    =============    ==============

         Pro forma                  $  (13,935,057)   $  (7,469,637)   $  (49,028,056)
                                    ==============    =============    ==============

Basic loss per share -
         As reported                $         (.10)   $        (.20)   $        (1.30)
                                    ==============    =============    ==============

         Pro forma                  $         (.18)   $        (.19)   $        (1.48)
                                    ==============    =============    ==============

Diluted loss per share -
         As reported                $         (.10)   $        (.20)   $        (1.30)
                                    ==============    =============    ==============

         Pro forma                  $         (.18)   $        (.19)   $        (1.48)
                                    ==============    =============    ==============


For purposes of the preceding proforma disclosures, the weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2000 and 1999, respectively: no dividend yield; volatility of 78.8% and 28.2%; risk-free interest rate of 6.5% and 6.0%; and an expected term of five years.


(18)     CONCENTRATION OF CREDIT RISK

During the year, the Company has maintained cash balances in excess of the Federally insured limits. The funds are with a major money center bank. Consequently, the Company does not believe that there is a significant risk in having these balances in one financial institution. The cash balance at June 30, 2000 was $88,393.


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(19)     FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximated their fair values due to the short maturity of these instruments. The fair value of the Company's debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At June 30, 2000 and 1999, the aggregate fair value of the Company's debt obligations approximated its carrying value.


(20)     COMMITMENTS AND CONTINGENCIES

On July 5, 1994 the Company entered into five-year employment agreements with its chief executive officer, president and executive vice-president. The agreements expired on July 6, 1999 and new employment agreements were entered into on August 30, 1999. The new agreements will be for a term of five years and provide for compensation to these individuals at the annual rate of $286,225, $119,070, and $119,070, respectively. The agreements provide for annual increases based upon changes in the Consumer Price Index, but in no event shall the cost of living increase be less than seven percent. The agreements provide for bonus arrangements and other normal benefits.

As additional consideration for his development efforts in the CTLM(TM) device, the chief executive officer has been granted a "development royalty" which will be paid based upon the net foreign and domestic sales, after direct costs and commissions, of the CTLM(TM) device. The royalty percentages in the revised patent licensing agreement, entered into on June 2, 1998, and approved at the shareholders' annual meeting start at 10% and decrease to 6% as gross sales volumes increase.

On April 9, 1995, the Company entered into a three-year employment agreement with its Director of Engineering at an annual salary of $100,000. The agreement was extended for an additional two years during 1998 at an annual salary of $110,000. The contract also provided for the issuance of 75,000 restricted shares of the Company's common stock. Compensation expense ($1.05 per share), in the amount of $78,750 was recorded on the transaction. On April6, 2000, the contract was further extended for fifteen months at an annual salary of $110,000. During the year the Director also received 36,300 incentive stock options at an exercise price of $1.66 per share, the fair market value at the date of the grant.

The Company has entered into agreements with various distributors located throughout Europe, Asia, Canada and South America to market the CTLM(TM) device. The terms of these agreements range from eighteen months to three years. The Company has the right to renew the agreements, with renewal periods ranging from one to three years.


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(20)     COMMITMENTS AND CONTINGENCIES (Continued)

The Company entered into an agreement for a fifteen million dollar, three year equity line of credit, during the year ended June 30, 1998. The Company, as it deems necessary, may raise capital through the sale of its common stock to a consortium of prominent European banking institutions. This agreement was superceded on August 17, 2000, with a new $25 million equity financing with a private institutional equity investor (see Note 21).


(21)     SUBSEQUENT EVENTS

On August 17, 2000 the Company finalized a financing agreement with a private institutional equity investor which contains two component parts, a $25 million Private Equity Agreement and a private placement of 400 shares of Series K convertible preferred stock as bridge financing in the amount of $4,000,000. The Company is obligated to pay a 9% dividend on the convertible preferred in cash or common stock at its option semi-annually, on June 30 and December 31, of each calendar year or upon conversion date. The Company also has the option of redeeming the convertible preferred solely through the use of the private equity line by paying cash with the following redemption premiums:

         Days from closing                        0-120  121-180  180

         Redemption price as a % of Principal     105%   107.5%   110%

If the Company, for whatever reason, is unable to redeem the convertible preferred according to the above schedule, the holder has the right to convert the convertible preferred into common stock at a price equal to 87.5% of the average of the three lowest closing bid prices (which need not be consecutive) of the twenty consecutive trading days prior to the conversion date. The agreement further provides that the Company register the underlying common shares in a registration statement as soon as possible after the closing date, and must use their best efforts to file timely and cause the registration statement to become effective within 120 days from the closing date. In the event that the registration statement does not become effective, the Company will be liable for liquidated damages in the amount of 2% of the purchase price of the unredeemed convertible preferred stock for the first 30 days and 2% for every 30 day period thereafter until the registration statement has been filed and/or declared effective. The liquidated damages will be payable upon demand in cash or stock at the Company's option.


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(21)     SUBSEQUENT EVENT (Continued)

The Private Equity Agreement commits the investor to purchase up to $25 million of common stock subject to certain conditions pursuant to Regulation D over the course of 12 months after an effective registration of the shares. The timing and amounts of the purchase by the investor are at the sole discretion of the Company. However, they do have to draw down a minimum of $10 million from the credit line over the twelve-month period. The purchase price of the shares of common stock are set at 91% of the market price. The market price, as defined in the agreement, is the average of the three lowest closing bid prices of the common stock over the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche. The Company expects to redeem the bridge financing of $4,000,000 in convertible preferred stock with the proceeds of the sale of common stock in the equity credit line. In order to use the equity credit line, the Company must use their best efforts to file and cause the registration statement to become effective as soon as possible. If subsequent to the registration statement becoming effective, it is suspended at any time, the Company is obligated to pay damages of 1.5% of the cost of all common stock then held by the investor for each fifteen-day period or portion thereof, beginning on the date of the suspension. If such suspension is cured within the first fifteen days, the damages shall not apply. This financing agreement has no warrants attached to either the bridge financing or the private equity line. Furthermore, the Company was not required to pay the investor's legal fees, but the Company did pay a 5% consulting fee for the money funded in this transaction.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


The following table sets forth certain information concerning current directors and executive officers of the Company, as well as a former director who served during a portion of fiscal 2000:


Name                     Age                 Position                      Date Elected or Appointed
Richard J. Grable        58         Chief Executive Officer and Director             1994

Linda B. Grable          62         Chairman of the Board and President              1994

Allan L. Schwartz        58         Executive Vice-President, Chief                  1994
                                    Financial Officer and Director

John R. Liegey           44         Director                                         2000

Irving H. Schwab         57         Director                                         2000

David E. Danovitch       38         Director                                         2000

Robert L. Kagan(1)       54         Director                                         2000


(1) Mr. Kagan was elected in May 2000 and resigned in August 2000.

Richard Grable, Allan Schwartz and Linda Grable are our founders and as such may be deemed "promoters" and "parents" as defined in the Rules and Regulations promulgated under the Securities Act, as those terms are defined in the rules and regulations promulgated under the Securities Act. Directors serve until the next meeting of shareholders. Officers serve at the pleasure of the Board of Directors.

Richard J. Grable
Mr. Grable is Chief Executive Officer and Director of Research and Development and is the inventor of the CTLM(TM) device. He is considered a pioneer in the Optical Imaging field with over 25 years experience. Mr. Grable is a graduate of the University of Miami School of Business with a Masters Degree in Business Administration. He has over 30 years of electronic design experience and has been directly involved in the development and sales of CT, Nuclear Medicine and Ultrasound instrumentation since 1972. He has over sixteen years of experience of preparing and filing 510(k)'s, Investigation Device Exemptions, and Premarket Notification documents for the Food and Drug Administration. He holds two United States Patents and is co-inventor for one other medical device. He is a member of the Institute of Electrical & Electronics Engineers, Optical Society of America, the American Association for the Advancement of Science, the New York Academy of Science, and a member and guest speaker of the International Society for Optical Engineering. Mr. Grable has been a Director and Officer of the Company since its inception in 1993.

Linda B. Grable
Mrs. Grable has been President, Chairman of the Board and Director of the Company since its inception in 1993. She has played a major role in raising over $35 million in debt and equity funding for the research and development of the CTLM(TM) device. She has over 35 years experience in negotiating funding with banking institutions for both medical and real estate development businesses. Mrs. Grable has over 20 years of executive experience in the medical device industry, for both sales and marketing in the U.S. and foreign countries. She is a graduate of Ohio State University and holds a BA in Journalism and Marketing.

Allan L. Schwartz
Mr. Schwartz is Executive Vice-President and Chief Financial Officer of the Company and is responsible for its financial affairs. He is an operationally oriented executive with a wide range of management, marketing, field engineering, construction, and business development experience. Prior to joining the Company as a founder in 1993, he developed the Chronometric Trading System for analyzing stock market trends using neural networks and developed pre-engineered homes for export to Belize, Central America for S.E. Enterprises of Miami, Florida. In 1991 he formed Tron Industries, Inc. for the development of low-voltage neon novelty items and self-contained battery powered portable neon. He is a graduate of C.W. Post College of Long Island University with a B.S. in Business Administration. Previous innovations by Mr. Schwartz before relocating to Florida have included the use of motion detection sensors in commercial burglar alarm systems for Tron-Guard Security Systems. Inc. and the use of water reclamation systems with automatic carwash equipment. Mr. Schwartz has been a Director and Officer of the Company since its inception.

John R. Liegey
Mr. Liegey has been a Director of the Company since May 2000. He is the Chairman and Chief Executive Officer of The Weston Group LLC, New York City, an international investment banking firm which he founded in 1988. Prior to founding The Weston Group LLC, Mr. Liegey was Managing Director for Global Fixed Income Sales and Trading at Dean Witter Reynolds Inc., New York City, from 1984 to 1985 and then from _1985 to 1988 he was President and Chief Operating Officer for Dean Witter International Capital Markets Ltd., London, U.K., managing a staff of 600 professionals in nine offices and six countries. He is a graduate of Georgetown University and holds a degree in International Economics. Mr. Liegey has been involved in investment banking for over 20 years.

Irving H. Schwab
Mr. Schwab of Great Neck, New York, has been a Director of the Company since May 2000. He has been involved in healthcare advertising and marketing for over 25 years. Since 1993, he has been an industry consultant and President of Pathways in Business Planning. In the 15 years prior to that, he was a senior officer for William Douglas McAdams, the healthcare marketing and advertising firm. In both firms, he has organized strategic planning processes for phase III and IV products, directed launch planning and implementation, assisted in the regulatory processes and overseen the development of advertising, promotion and public relations programs for ethical and consumer pharmaceuticals and medical devices. In his career, he has been involved with many of the top 25 healthcare companies and selected start-ups. Among them are Pfizer, American Home Products, Johnson and Johnson, Novartis, Schering Plough and Searle. He holds a B.S. and M.A. from University of Hartford with areas of concentration in Economics, Chemistry and Psychology.

David E. Danovitch
Mr. Danovitch was appointed by the Board of Directors in August 2000 to replace Dr. Robert Kagan who resigned effective August 1, 2000.. Since January 2000, he has been a senior partner of NewWest Associates, LLC, an international consulting firm, and Del Rey Investments, LLC, a merchant banking firm, both based in New York, New York. From January 2000 to present , Mr. Danovitch was a Managing Director of Cambridge Partners, a merchant banking firm which focused on misunderstood companies and assets. From 1995 to 1997, he was a founding principal of Snowden Capital, Inc., a New York City-based investment banking firm. From 1993 to1994, he served as Chief of Staff to Gerald Mczarne, a Senior Vice President of IBM. Mr. Danovitch is an attorney and member of the District of Columbia, Massachusetts and New York bars. He holds an A.B. from Kenyon College, a J.D. from Suffolk University Law School and a LL.M.-Taxation from Boston University School of Law.

Robert L. Kagan, M.D.
Dr. Kagan was a Director of the Company from May 2000 to August 2000. He is the medical director of the MRI Scan Centers in Fort Lauderdale, Florida, which he founded in1983. He is a graduate of Georgetown University School of Medicine and is board certified in pathology and nuclear medicine. He is a diplomate of the National Board of Medical Examiners, the American Board of Nuclear Medicine, the American Board of Pathology in Clinical Pathology and the American Board of Hyperbaric Medicine. Dr. Kagan has served as Director of our medical advisory board. The Board regretfully accepted Dr. Kagan's resignation from the Board of Directors as he could not afford the time required to be a director because of his commitment to his MRI Centers.


Our Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers serve at the discretion of the board.

KEY EMPLOYEE
Robert H. Wake is our Director of Engineering and has been employed as such since April 1995. From January, 1994 to March, 1995, Mr. Wake was a consultant to various companies in 3-D computer imaging. From October 1986 to December 1993: Mr. Wake founded and was President of Reality Imaging Corporation, Solon, Ohio, a manufacturer of 3-D computer imaging systems. Mr. Wake invented the Voxel Flinger 3-D imaging technology.

COMPENSATION OF DIRECTORS
Each director who is not our employee receives $500 per board meeting attended at our corporate offices plus reimbursement of reasonable travel expenses.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended June 30, 2000, except that Form 4 filings have not yet been made due to an oversight with respect to the options granted to Richard J. Grable, Linda B. Grable and Allan
L. Schwartz in August 1999 and August 2000. Those officers have stated their intention to make such filings by the end of September 2000.


EXECUTIVE COMPENSATION

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers for services rendered to us during fiscal 2000, 1999 and 1998. No other person during these years, who served as one of our executive officers, had a total annual salary and bonus in excess of $100,000. Also, see "Stock Option Plan-Option/SAR Grants in Last Fiscal Year".

                                             SUMMARY COMPENSATION TABLE

                                 Annual Compensatio            Long-Term Compensation
Name & Principal
Position                   Year   Salary(2)   Other Annual   Restricted    Securities/Underlying
                                              Compensation   Stock Awards   Option/SARs (1)

Richard J. Grable, CEO     1998   $286,225                                   534,602
and Director               1999   $286,225                                   458,333
                           2000   $286,225                                   793,255
Linda B Grable,            1998   $119,070                                   534,602
President and Director     1999   $119,070                                   458,333
                           2000   $119,070                                   793,255
Allan L. Schwartz,         1998   $119,070                                   534,602
Exec. V.P., CFO and        1999   $119,070                                   458,333
Director                   2000   $119,070                                   793,255

     1. The aggregate dollar value of the 1998, 1999 and 2000 options, based on the averaged high and low price on June 30, 2000 are as follows:
          Richard J. Grable -$2,715,009; Linda B. Grable-$2,715,009; and Allan L Schwartz-$2,715,009.
     2. The salaries include compensation, which has been accrued and not paid as of June 30, 2000 in the amounts as follows: Richard J. Grable $47,704, Linda B. Grable $19,890 and Allan L. Schwartz $19,845. Subsequent to the fiscal year the amounts owned to the officers for accrued compensation were paid.

EMPLOYMENT AGREEMENTS
On August 29, 1999, we entered into five-year employment agreements with Richard
J. Grable, Allan L. Schwartz and Linda B. Grable. Under these agreements, base annual salaries, are as follows: Richard J. Grable, $286,225; Linda B. Grable, $119,070; and Allan L. Schwartz, $119,070. In addition, each person receives a car allowance of $500 per month. Each employment agreement provides for bonuses, health insurance, car allowance, and related benefits, and a cost of living adjustment of 7% per annum. No bonuses have been paid to date.

The following table sets forth certain information with regard to the Options/SAR grants by the Company to management for the fiscal year ended June 30, 2000. No options were exercised by management during fiscal 2000.

                      Option/SAR Grants in Last Fiscal Year

                          No. of Securities  % of Total Options
                          Underlying         Granted to           Exercise or       Market Price
                          Options            Employees In         Base Price        On Date of      Expiration
Name                      Granted            Fiscal Year          ($/Share)         Grant           Date
Richard J. Grable            293,255               9%                 $.34             $.31         7/5/04
                             500,000               16%                $.23             $.21         8/30/04
Linda B. Grable              293,255               9%                 $.34             $.31         7/5/04
                             500,000               16%                $.23             $.21         8/30/04
Allan L. Schwartz            293,255               9%                 $.34             $.31         7/5/04
                             500,000               16%                $.23             $.21         8/30/04


Stock Option Plans
For the fiscal year ended June 30, 2000, all of our executive officers were participants in our 1995 stock option plan. The plan was approved by our board of directors and adopted by the shareholders at the March 1995 annual meeting. The plan provides for the granting, exercising and issuing of incentive options pursuant to Internal Revenue Code, Section 422. We may grant incentive stock options to purchase up to 5% of our issued and outstanding common stock at any time. Our Board of Directors has direct responsibility for the administration of the plan.

On August 30, 1999, we established an equity incentive plan. The shareholders had to approve this plan within one year. The maximum number of shares that could be granted under this plan is 15,000,000 shares of common stock and 5,000,000 shares of preferred stock. The series, rights and preferences of the preferred stock were to be determined by our Board of Directors. This plan also included any stock available for future stock rights under our 1995 stock option plan. On January 3, 2000 the Board of Directors decided to replace this equity incentive plan and adopted our 2000 Non-Statutory Stock Option Plan so as to provide a critical long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company. On May 10, 2000 our shareholders approved the 2000 Non-Statutory Stock Option Plan. The Board of Directors believes that our policy of granting stock options to such persons will continue to provide us with a critical advantage in attracting and retaining qualified candidates. In addition, the Stock Option Plan is intended to provide us with maximum flexibility to compensate plan participants. It is expected that such flexibility will be an integral part of our policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value. The Board of Directors believes that important advantages to us are gained by an option program such as the 2000 Non-Statutory Stock Option Plan which includes incentives for motivating our employees , while at the same time promoting a closer identity of interest between our employees, non-employee directors, consultants, attorneys and advisors on the one hand, and the stockholders on the other.

According to their stock option agreements, which are part of their new employment agreements, Mr. Richard J. Grable, Mr. Allan L. Schwartz and Mrs. Linda B. Grable each have an option to purchase 2,500,000 shares of common stock or preferred stock. These options are granted and vest in equal installments over a five-year period. Beginning August 30, 1999, the officers may exercise their options to purchase 500,000 shares at an exercise price of $.23 per share (110% of the fair market value of the shares on the date of grant, August 30, 1999). On each subsequent anniversary date, August 30th, the officers may exercise their stock options for 500,000 shares at 110% of the fair market value of the shares on that date. These stock option agreements terminate on August 30, 2004. The new employment and stock option agreements were approved by the Board of Directors and will be submitted to our shareholders for ratification at our next annual meeting, which is expected to be held in November 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows the beneficial ownership of our common stock as of September 14 , 2000 regarding:

     o each person that we know of who beneficially owns more than 5% of the outstanding shares of our common stock,
     o    each current director and executive officer, and
     o    all executive officers and directors as a group.

The actual number of shares of common stock held by Richard Grable and Linda Grable, without giving effect to options, are 11,494,540 and 3,572,300 shares, respectively. Both Richard Grable and Linda Grable specifically disclaim any beneficial interest in each other's shares.

Name and Address              Number of Shares Owned      % of Outstanding
of Beneficial Owner           Beneficially (1)(2)         Shares of Common Stock

Richard J. Grable               18,570,016(3)                       16.8%
6531 NW 18th Court
Plantation, FL 33313

Linda B. Grable                 18,570,016(4)                       16.8%
6531 NW 18th Court
Plantation, FL 33313

Allan L. Schwartz                5,114,148(5)                        4.6%
6531 NW 18th Court
Plantation, FL 33313

John R. Liegey                          -0-                            0%

Irving H. Schwab                     100,000                         0.09%

David E. Danovitch                      -0-                            0%


All officers and directors      23,784,164 (6)                      21.5%
as a group (6 persons)



     (1) Except as indicated in the footnotes to this table, based on information provided by such persons, the persons named in the table above have sole voting power and investment power with respect to all shares of common stock shown beneficially owned by them.

     (2) Percentage of ownership is based on 110,413,167 shares of common stock outstanding as of September 14, 2000 plus each person's options that are exercisable within 60 days. Shares of common stock subject to stock options that are exercisable within 60 days as of September 14, 2000 are deemed outstanding for computing the percentage of that person and the group.

     (3) Includes 1,751,588 shares subject to options and 3,572,300 shares owned by the wife of Richard J. Grable, Linda B. Grable, of which he disclaims beneficial ownership.

     (4) Includes 1,751,588 shares subject to options and 11,494,540 shares owned by the husband of Linda B. Grable, Richard J. Grable, of which she disclaims beneficial ownership.

     (5) Includes 1,751,588 shares subject to options and 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.

     (6) Includes 3,503,176 shares subject to options held by Linda and Richard Grable and 1, 751,588 shares subject to options held by Allan Schwartz. Also includes 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.


Dividend Policy
To date, we have not declared or paid any dividends with respect to our common stock, and the current policy of the Board of Directors is to retain any earnings to provide for our growth. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Richard J. Grable and Linda B. Grable are husband and wife. They are each "control persons" as a result of their control of a substantial portion of our outstanding stock. Each of them disclaims, however, any beneficial interest or ownership in the shares owned by the other.

In September and October 1998, Ms. Grable, our president, personally guaranteed three promissory notes totaling $600,000 which we issued to third parties. Ms. Grable received no compensation for these guarantees. All three notes have been repaid as of the date of this filing.

In June 1998, we finalized an exclusive patent license agreement with Richard Grable. Mr. Grable is the owner of the patent which encompasses the technology for the CTLM(TM). The Company and Mr. Grable had previously entered into an oral agreement for the exclusive license for the patent that was never memorialized in written form. The term of the license is for the life of the patent (17 years) and any renewals, subject to termination, under specific conditions. As consideration for this license, we issued to Mr. Grable 7,000,000 shares of common stock. In addition, we have agreed to pay Mr. Grable a royalty based upon a percentage, ranging from 6% to 10%, of the net selling price (the dollar amount earned from our sale, both international and domestic, before taxes minus the cost of the goods sold and commissions or discounts paid) of all the products and goods in which the patent is used. Mr. Grable has agreed that these royalty provisions will not apply to any sales and deliveries of CTLM(TM) systems made by the Company prior to receipt of the PMA for the CTLM(TM). In addition, following issuance of the PMA, the Company and Mr. Grable have agreed that Mr. Grable will be paid guaranteed minimum royalties of at least $250,000 per year based on the sales of the products and goods in which the CTLM(TM) patent is used.

In January 1999 and February 1999, Richard Grable, sold an aggregate of 831,743 shares of our common stock owned by him in excess of 4 years, in accordance with SEC Rule 144, and lent the aggregate proceeds of approximately $347,775 directly to us. In January 1999, February 1999 and March 1999, Linda Grable, also sold an aggregate of 520,000 shares of our common stock owned by her in excess of 4 years, in accordance with Rule 144, and lent the aggregate proceeds of approximately $166,618 directly to us. In December 1998, January 1999 and February 1999, Allan Schwartz, sold an aggregate of 820,000 shares owned by him in excess of 4 years, in accordance with Rule 144, and lent the aggregate proceeds of approximately $359,707 directly to us. All of these loans were interest free and were evidenced by promissory notes. These promissory notes were due on January 30, 1999, February 28, 1999, March 31, 1999, and April 30, 1999, respectively. The net proceeds were recorded as a loan payable to each respective lender.

A meeting of our Board of Directors was held on May 12, 1999 to review and act upon the previously adopted schedule of repayment of the loans, interest and potential tax liability. Based on an opinion of the Grables' personal outside counsel and upon advice of a tax advisor, our board voted to authorize the repayment of the promissory notes in full by the issuance of shares equal to the number of shares sold. The restricted shares issued as repayment for the loans bear registration rights. Since the loans were repaid on a share for share basis with no other consideration, the Grables have been advised that there is no capital gain and therefore no tax liability. Messrs. Grable and Schwartz and Ms. Grable received 831,743, 820,000, and 520,000 shares of our restricted common stock, respectively, in May 1999 as payment in full for the loans made by them between December 1998 and March 1999.

In May 1999, Messrs. Grable and Schwartz each sold 110,000 shares, respectively, of our common stock owned by them in excess of 4 years, in accordance with Rule 144, and lent the aggregate proceeds of approximately $91,759 directly to us. The loans were evidenced by interest free promissory notes, which were due and payable on June 30, 1999. In June 1999, Messrs. Grable and Schwartz each sold 280,000 and 315,020 shares, respectively, of our common stock owned by them in excess of 4 years, in accordance with Rule 144, and lent the aggregate proceeds of approximately $201,795 directly to us. The loans were evidenced by interest free promissory notes, which were due, and payable on July 31, 1999. In July 1999, Mr. Schwartz sold 500,000 shares of our common stock owned by him in excess of 4 years, in accordance with Rule 144, and lent the aggregate proceeds of approximately $137,241 directly to us. The loan was evidenced by an interest free promissory note, which was due and payable on August 31, 1999. The net proceeds of each loan were recorded as a loan payable to the lender. In August 1999, Messrs. Grable and Schwartz received 390,000 and 925,500 shares of our restricted common stock, respectively, as payment in full for the loans made between May 1999 and July 1999.

At our Annual Meeting held on May 10, 2000, Irving H. Schwab was elected a director of the Company. Mr. Schwab has an ownership interest of $200,000 in the $500,000 Promissory Note dated February 1, 2000, held by Cycle of Life Technologies, Inc., as the lender.

In June 2000, Linda B. Grable loaned us an aggregate total of $215,000. The loans were evidenced by interest free promissory notes, which were due and payable on July 31, 2000. On July 19, 2000 we paid back the loans in full with cash.

At June 30, 2000, we owed a total of $86,619.24 in accrued salaries payable to our three executive officers and directors, Richard J. Grable ($47,704), Allan Schwartz ($19,890) and Linda B. Grable ($19,806). On July 24, 2000, we paid these amounts in full.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT                                DESCRIPTION


3.1 Articles of Incorporation (Florida)- Incorporated by reference to Exhibit 3(a) of our Form 10-KSB for the fiscal year ending June 30, 1995
3.2 Amendment to Articles of Incorporation (Designation of Series A Convertible Preferred Shares) - Incorporated by reference to Exhibit 3.
       (i). 6 of our Form 10-KSB for the fiscal year ending June 30, 1996. File number 033-04008.
3.3 Amendment to Articles of Incorporation (Designation of Series B Convertible Preferred Shares). Incorporated by reference to our Registration Statement on Form S-1 dated July 1, 1997.
3.4 Amendment to Articles of Incorporation (Designation of Series C Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated October 15, 1997.
3.5 Amendment to Articles of Incorporation (Designation of Series D Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated January 12, 1998.
3.6 Amendment to Articles of Incorporation (Designation of Series E Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated February 19,1998.
3.7 Amendment to Articles of Incorporation (Designation of Series F Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated March 6, 1998.
3.8 Amendment to Articles of Incorporation (Designation of Series H Convertible Preferred Shares). Incorporated by reference to our Registration Statement on Form S-2 File Number 333-59539.
3.9    Certificate of Dissolution - is incorporated by reference to Exhibit
       (3)(a) of our Form 10-KSB for the fiscal year ending June 30, 1995.
3.10 Articles of Incorporation and By- Laws (New Jersey) -are incorporated by reference to Exhibit 3 (i) of our Form 10-SB, as amended, file number 0-26028, filed on May 6, 1995 ("Form 10-SB").
3.11 Certificate and Plan of Merger - is incorporated by reference to Exhibit 3(i) of the Form 10-SB.
3.12 Certificate of Amendment - is incorporated by reference to Exhibit 3(i) of the Form 10-SB.
3.13   Amended Certificate of Amendment-Series G Designation.
3.14   Certificate of Amendment-Series I Designation
3.15   Amended Certificate of Amendment-Series B Designation
3.16   Certificate of Amendment -Series K Designation
10.1 Form of Subscription Agreement by and between Imaging Diagnostic Systems, Inc. and Alfred Ricciardi. Incorporated by reference to our Registration Statement on Form S-2, File Number 333-59539.
10.2 Patent Licensing Agreement. Incorporated by reference to our Registration Statement on Form S-2, File Number 333-59539.
10.3 Incentive Stock Option Plan - is incorporated by reference to Exhibit 10(b) of the Form 10-SB.
10.4 Employment Agreement(s) for Richard J. Grable, Allan L. Schwartz and Linda B. Grable are incorporated by reference to Exhibit 10(c) of the Form 10-SB.
10.5   Lock Up Agreement By and Between the Company and Richard J. Grable, Linda
       B. Grable, and Allan L. Schwartz, is incorporated by reference to Exhibit
       10.5 of our Form 10-KSB for the fiscal year ending June 30, 1996. File number 033-04008.
10.6 Form of Series F Preferred Stock Subscription Documents. Incorporated by reference to our Registration Statement on Form S-2, File Number 333-60405.
10.7 Form of Series H Preferred Stock Subscription Documents. Incorporated by reference to our Registration Statement on Form S-2, File Number 333-60405.
10.8 OEM Agreement incorporated by reference to Exhibit 10.8 of our Form 10-KSB for the fiscal year ending June 30, 1998.
10.9   Form of Equity Line of Credit Agreement incorporated by reference to
       Exhibit 10.9 of our Form 10-KSB for the fiscal year ending June 30, 1998.

10.10 Focus Distribution Agreement (United Kingdom and Ireland). Incorporated by reference to our Form 10 QSB/A filed on April 2, 1999.
10.11 Focus Distribution Agreement (Benelux countries). Incorporated by reference to our Amendment number 1 to Registration on Form S-2, File Number 333-60405.
10.12 Syncor Distribution Agreement. Incorporated by reference to our Amendment number 1 to Registration on Form S-2, File Number 333-60405.
10.14 Consultronix S.A. Distribution Agreement. Incorporated by reference to our Form 10 KSB/A filed on April 9, 1999.
10.15 Iberadac, S.A. Distribution Agreement. Incorporated by reference to our Form 10 KSB/A filed on April 9, 1999.
10.16 Form of Series I Preferred Stock Subscription Documents. Incorporated by reference to our Amendment number 1 to Registration on Form S-2, File Number 333-60405.
10.17 Form of Debenture Subscription Documents. Incorporated by reference to our Amendment number 1 to Registration on Form S-2, File Number 333-60405.
10.18 Form of Mortgage. Incorporated by reference to our Amendment number 1 to Registration on Form S-2, File Number 333-60405.
10.19 Form of Series G Subscription Documents. Incorporated by reference to our Amendment number 1 to Registration on Form S-2, File Number 333-60405.
10.20  1999 Equity Incentive Plan
10.21  Form of Debenture in the amount of $825,000
10.22  Registration Rights Agreement $825,000 Convertible Debenture
10.23  Subscription Agreement $825,000 Convertible Debenture
10.25  Distribution Agreement between IDSI and Cycle of Life Technologies
10.26  Promissory Note between IDSI and Cycle of Life Technologies
10.27  Consulting Agreement between IDSI and Anthony Giambrone
10.28  Employment Agreements for Richard, Allan and Linda, Exhibit 10c
10.29  2000 Non-Statutory Stock Option Plan
10.30  Distribution Agreement between IDSI and MD Export Inc.
10.31 Securities Purchase Agreement for Series K between IDSI and Charlton Avenue LLC
10.32 Registration Rights Agreement for Series K between IDSI and Charlton Avenue LLC
10.33  Private Equity Credit Agreement between IDSI and Charlton Avenue LLC
10.34 Registration Rights Agreement for Private Equity Agreement for $25 Million between IDSI and Charlton Avenue LLC
10.35  Convertible Promissory Note between IDSI and Aspen International Ltd.
10.36  Promissory Note from IDSI to Charlton Avenue LLC
10.37  Subscription Agreement for Private Placement with Michael Associates


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

Signatures                       Title                               Date


/s/Linda B. Grable     Chairman of the Board and President    September 14, 2000
------------------
Linda B. Grable


/s/Richard J. Grable   Director and Chief Executive Officer   September 14, 2000
--------------------
Richard J. Grable


/s/Allan L. Schwartz   Director, Executive Vice-President     September 14, 2000
--------------------   (Principal Accounting and Financial
Allan L. Schwartz      Officer)


/s/Irving H. Schwab    Director                               September 14, 2000
-------------------
Irving H. Schwab


/s/ David E. Danovitch Director                               September 14, 2000
----------------------
David E. Danovitch