Form 10QSB
period 2000-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2000-11-13
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2000

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

      The number of shares outstanding of each of the issuer's classes of equity as of September 30, 2000: 105,535,903 shares of common stock, no par value; and 400 shares of Series K preferred convertible stock, no par value.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)


                         Part I - Financial Information

Item 1. Financial Statements
                                                                       Page
Condensed Balance Sheet -
      September 30, 2000 and June 30, 2000............................   3

Condensed Statement of Operations -
      Three months ended
      September 30, 2000 and 1999, and December 10,
      1993(date of inception) to September 30, 2000...................   4

Condensed Statement of Cash Flows -
      Three months ended September 30, 2000 and 1999,
      and December 10, 1993(date of inception)
      to September 30, 2000...........................................   5

Notes to Condensed Financial Statements...............................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Results.......................................   7

                           Part II - Other Information

Item 1.    Legal Proceedings..........................................  11

Item 2.    Changes in Securities......................................  11

Item 3.    Defaults Upon Senior Securities............................  11

Item 4.    Submission of Matters to a Vote of
           Security Holders...........................................  11

Item 5.    Other Information..........................................  12

Item 6.    Exhibits and Reports on Form 8-K...........................  15

Signature.............................................................  16

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                             Condensed Balance Sheet
                                     Assets

                                               Sept. 30, 2000      Jun. 30, 2000
                                                (Unaudited)               *
Current Assets
              Cash                               $  1,069,585      $    159,126
              Inventory                             2,746,580         2,595,878
              Prepaid expenses                         63,379            37,339
              Other current assets                     14,727             3,000
                                                       ------             -----

              Total Current Assets                  3,894,271         2,795,343
                                                    ---------         ---------

Property and Equipment, net                         2,473,348         2,525,287
Other Assets                                          590,570           593,800
                                                      -------           -------

                                                 $  6,958,189      $  5,914,430
                                                 ============      ============

                      Liabilities and Stockholders' Equity
Current Liabilities
              Accounts Payable                   $    276,584      $    561,947
              Accrued Expenses and
                 Accrued Dividends Payable            512,548      $    434,007
              Loans Payable                           395,444         1,755,716
              Current maturity of capital
                lease obligation                       12,176            11,505
              Other current liabilities             2,021,147         2,021,147
                                                 ------------      ------------

              Total Current Liabilities             3,217,899         4,784,322
                                                    ---------         ---------

Long-Term capital lease obligation                       --               4,057
                                                    ---------         ---------

              Total Liabilities                     3,217,899         4,788,379
                                                    ---------         ---------

Stockholders Equity:
              Convertible Preferred
                (Series K) 9% cum. Div              4,000,000              --
              Common Stock                         42,893,207        42,818,057
              Additional paid-in capital            2,163,437         1,597,780
              Deficit accumulated during
                development stage                 (45,302,045)      (43,261,878)
                                                  -----------       -----------
                                                    3,754,599         1,153,959

Less: subscriptions receivable                        (14,309)          (27,908)
                                                      -------           -------

              Total stockholders' equity            3,740,290         1,126,051
                                                    ---------         ---------

                                                 $  6,958,189      $  5,914,430
                                                 ============      ============

 * Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          A Developmental Stage Company
                        Condensed Statement of Operations
                                   (Unaudited)

                                                   3 Months Ended           Since Inception
                                                    September 30,           (12/10/93) to
                                                2000            1999        Sept. 30, 2000
                                             ----------      ----------     ----------------
Compensation and related benefits:
  Administrative and engineering          $   440,626      $   314,888    $  11,376,126
  Research and development                    281,712          201,322        3,824,002
Research and development expenses              (1,656)           1,093        2,991,271
Advertising and promotion expenses              3,071            5,329          936,117
Selling, general and administrative            87,225           82,039        2,163,975
Clinical expenses                              16,254           21,918          461,891
Consulting expenses                            44,813            5,236        3,220,006
Insurance costs                                42,689           48,701          718,702
Inventory valuation adjustments                 1,400             --            777,557
Inventory restocking costs                       --               --            377,006
Professional fees                              99,851           24,054        1,971,859
Stockholder expenses                             --               --            224,181
Trade show expenses                               992            3,152          813,389
Travel and subsistence costs                   93,356           38,694          917,180
Rent expense                                    2,974            3,682          294,782
Interest expense                               36,832          341,278        1,775,724
Loan placement expenses and fees              200,000           81,500          606,494
Depreciation and amortization                  76,146           77,896        1,369,546
Amortization of deferred compensation            --               --          4,064,250
Liquidated damages costs                         --             31,000          291,000
Interest income                               (25,775)             (58)        (229,899)
                                         -------------    -------------    -------------

                                            1,400,510        1,281,724       38,945,159
                                            ---------        ---------       ----------

Net Loss                                   (1,400,510)      (1,281,724)     (38,945,159)

Dividends on cumulative Pfd. stock:
From discount at issuance                    (565,657)            --         (5,260,240)
Earned                                        (74,000)         (76,453)      (1,096,646)
                                              -------          -------       ----------

Net loss applicable to
     common shareholders                $  (2,040,167)   $  (1,358,177)   $ (45,302,045)
                                        =============    =============    =============

Net Loss per common share:
Basic:
Net loss per common share                 $     (0.02)     $     (0.03)     $     (1.26)
                                          ===========      ===========      ===========

Weighted avg. no. of common shares        105,526,662       51,064,251       35,835,846
                                          ===========       ==========       ==========

Diluted:
Net loss per common share                 $     (0.02)     $     (0.03)     $     (1.26)
                                          ===========      ===========      ===========

Weighted avg. no. of common shares        105,526,662       51,064,251       35,835,846
                                          ===========       ==========       ==========

The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                            Three Months           Since Inception
                                                         Ended September 30,       (12/10/93) to
                                                         2000           1999       Sept. 30, 2000
                                                     ------------  --------------  ---------------
Cash provided by (used for)
     Operations:
              Net loss                             $ (1,400,510)   $ (1,281,724)   $(38,945,159)
              Changes in assets and liabilities        (373,818)        662,966      18,198,706
                                                       --------         -------      ----------
              Net cash used by operations            (1,774,328)       (618,758)    (20,746,453)
                                                     ----------        --------     -----------


Investments
      Capital expenditures                              (14,978)        (40,607)     (6,624,382)
                                                        -------         -------      ----------
      Cash used for investments                         (14,978)        (40,607)     (6,624,382)
                                                        -------         -------      ----------


Cash flows from financing activities:
      Repayment of capital lease obligation              (3,386)         (2,560)        (38,113)
      Other financing activities - net               (1,372,000)        662,305       5,418,339
      Proceeds from issuance of preferred stock       4,000,000            --        17,039,500
      Net proceeds from issuance of common stock         75,151            --         6,020,694
                                                         ------                       ---------

      Net cash provided by financing activities       2,699,765         659,745      28,440,420
                                                      ---------         -------      ----------

Net increase (decrease) in cash                         910,459             380       1,069,585

Cash, beginning of period                               159,126          70,037            --
                                                        -------          ------

Cash, end of period                                $  1,069,585    $     70,417    $  1,069,585
                                                   ============    ============    ============


The accompanying notes are an integral part of these condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -    BASIS OF PRESENTATION

The financial information included has been condensed from financial statements prepared September 30, 2000. The results of operations for the three-month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially impact our ability to continue as a going concern. However, our management is continually negotiating with various outside entities for additional funding necessary to complete the clinical testing phase of development, required before we can receive FDA marketing clearance. Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for capital requirements to date. There is no assurance that once development of the CTLM(R) prototype is completed and if and when FDA marketing clearance is obtained, that the CTLM(R) will achieve market acceptance or that we will achieve a profitable level of operations.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE RISKS AND UNCERTAINTIES SET FORTH UNDER THE CAPTION "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS", IN OUR FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Imaging Diagnostic Systems, Inc. is a developmental stage company, which, since inception, has been engaged in research and development of its Computed Tomography Laser Mammography device (CTLM(R)). The CTLM(R) is a breast-imaging device for the detection of cancer which utilizes laser technology and proprietary computer algorithms to produce three dimensional cross section slice images of the breast. Due to the fact that IDSI is in the last stages of the development of its cancer detection technology and its CTLM(R), it has not yet engaged in any marketing or distribution of it products and therefore has had no revenue from its operations.

We have incurred net losses applicable to common shareholders since inception through September 30, 2000, of approximately $45,302,045 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(R), the costs associated with the clinical trials and other research and development activities. There can be no assurances that the CTLM(R) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(R) to allow us to operate profitably.

RESULTS OF OPERATIONS

General and administrative expenses in the aggregate during the three months ended September 30, 2000 were $629,457 representing a decrease of $57,126 or 8.3% from $686,583 when compared to the corresponding period in 1999. General and administrative expenses in the aggregate are derived from deducting compensation and related benefits, research and development expenses, depreciation and amortization and adding interest income to the net loss as presented on the Statement of Operations.


Compensation and related benefits during the three months ended September 30, 2000, were $722,338 representing an increase of $206,128 or 40% from $516,210 for the corresponding period for 1999. The increase was primarily due to the hiring of additional employees to administer our clinical sites and prepare for the submission of our modular FDA pre-market approval application and other regulatory issues including but not limited to Underwriters Laboratories certification, CE marking and ISO 9002 certification.

Advertising and promotion expenses during the three months ended September 30, 2000, were $3,071 representing a decrease of $2,258 or 42% from $5,329 for the corresponding period for 1999. The decrease is due primarily to the reduction of advertising in domestic and foreign medical imaging and medical device publications.

Selling, general and administrative expenses during the three months ended September 30, 2000, were $87,225 representing an increase of $5,186 or 6% from $82,039 for the corresponding period for 1999.

Clinical expenses during the three months ended September 30, 2000, were $16,254 representing a decrease of $5,664 or 26% from $21,918 for the corresponding period for 1999. The decrease is due primarily to the reduction of one-time charges to our Nassau County Medical Center and University of Virginia Health Systems clinical sites.

Consulting expenses during the three months ended September 30, 2000, were $44,813 representing an increase of $39,577 or 755% from $5,236 for the corresponding period for 1999. The increase is due primarily to the use of outside consultants needed for FDA Pre-Market approval and CE mark of the CTLM(R) system.

Insurance costs during the three months ended September 30, 2000, were $42,689 representing a decrease of $6,012 or 12% from $48,701 for the corresponding period for 1999. The decrease is due primarily to payments for premiums for Workers' Comp., Professional and Product Liability and Property and Casualty Insurance being paid in prior accounting periods.

Professional expenses during the three months ended September 30, 2000, were $99,851 representing an increase of $75,797 or 315% from $24,054 for the corresponding period for 1999. The increase in professional fees is a result of the increased use of outside counsel for various legal matters.

Travel and subsistence costs during the three months ended September 30, 2000, were $93,356 representing an increase of $54,662 or 141% from $38,694 for the corresponding period for 1999. The increase is primarily due to travel and housing expenses for our clinical application specialists at Nassau County Medical Center and University of Virginia Health Systems clinical sites.

Interest expense during the three months ended September 30, 2000, was $36,832 representing a decrease of $304,446 or 89% from $341,278 for the corresponding period for 1999. The decrease is due primarily to a substantial reduction in outstanding loans.

Loan placement expenses and fees during the three months ended September 30, 2000, were $200,000 representing an increase of $118,500 or 145% from $81,500 for the corresponding period for 1999. The increase is due to the placement fee on the Series K preferred stock.

Liquidated damage costs during the three months ended September 30, 2000, were $0 representing a decrease of $31,000 or 100% from $31,000 for the corresponding period in 1999. The decrease was a result of not having to pay any liquidated damages during the three months ended September 30, 2000.

Interest income during the three months ended September 30, 2000, was $25,775 representing an increase of $25,717 from $58 for the corresponding period for 1999. The increase was a result of the overall increase in cash that we invested on a daily basis.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $1,069,585 as of September 30, 2000. This is an increase of $910,459 from $159,126 for the year ended June 30, 2000. During the quarter ending September 30, 2000, we received $4,000,000 from the private placement sale of our Series K convertible preferred stock. In connection with the sale of the Series K convertible preferred stock we paid a $200,000 placement fee.

We do not expect to generate a positive internal cash flow for at least the next 12 months due to the expected increase in spending for research and development, the costs associated with the clinical trials and regulatory submissions and the expected costs of commercializing our initial product, the CTLM(R) device.

Property and Equipment was valued at $2,473,348 net as of September 30, 2000. The overall decrease of $51,939 from June 30, 2000 is due primarily to depreciation recorded for the first quarter.

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

We have financed our operating and research and development activities through several Regulation S and Regulation D private placement transactions. Net cash used for operating and research and development expenses during the first quarter ending September 30, 2000, was $1,774,328 primarily due to our purchase of additional materials to continue to manufacture CTLM(R) systems in anticipation of receiving orders from our distributors in certain countries where permitted by law and the hiring of 3 additional employees, compared to net cash used by operating activities and research and development of the CTLM(R) device and related software development of $618,758 in the same quarter ending September 30, 1999. At September 30, 2000, we had working capital of $676,372 compared to working capital of $609,034 at September 30, 1999, and ($1,988,979) at June 30, 2000.

We have also financed our operations with loans from unaffiliated third parties. On January 27, 2000, we executed a promissory note with Cycle of Life Technologies, Inc. The note was for a principal sum of $500,000, together with interest of 12% per annum on the unpaid balance. The maturity date was July 26, 2000. The note provided that, on its maturity, Cycle of Life had the option of being repaid the principal and accrued interest either in cash or by issuance of a two-year warrant to purchase 1,500,000 shares of common stock at an exercise price of $.35 per share. On the date of the note's issuance, January 27, 2000, the bid-ask range of our common stock was $1.91-$1.97. Prior to the note's maturity, we elected to prepay the note consistent with its terms and applicable law. On July 18, 2000, we sent Cycle of Life the sum of $530,000 representing payment in full of the principal and interest due. Cycle of Life, after receiving the payment, responded by rejecting the payment and subsequently requested issuance of the warrants in lieu of the payment. We have placed the funds in escrow with our counsel. As of the date of this report there has been no legal action filed.

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

In May 1998, we entered into an irrevocable commitment with a consortium of prominent banking institutions to invest up to $15 million in IDSI over the next three years. A formal Equity Line of Credit Agreement was to be drafted, reviewed, and executed at a later date. The Equity Agreement was not finalized until November 20, 1998. Although this equity line of credit is in place, we have chosen not to utilize this equity line as it has been replaced with the new $25 million Private Equity Credit Agreement with Charlton dated August 17, 2000. This new equity credit agreement contains terms that are more favorable for us. In September 2000, we filed a registration statement on Form S-2 to register the common shares required to utilize the new equity credit line. The registration statement is not yet effective.

During the first quarter ending September 30, 2000, we were able to raise a total of $4,000,000 less expenses through a Regulation D private placement of Series K convertible preferred stock. We do not expect to generate a positive internal cash flow for at least the next 12 months due to the expected costs of commercializing our initial product, the CTLM(R) and for the expense of continuing our research and development program. We will require additional funds for operating expenses, clinical testing, FDA regulatory processes, manufacturing and marketing programs and to continue our research and development program. Accordingly, we plan to utilize the Charlton Private Equity Agreement to raise the funds required prior to the end of fiscal year 2001 in order to continue operations. In the event that we are unable to utilize the Private Equity Agreement, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering or by obtaining mortgage financing on our real property and improvements, which we believe has a fair market value of at least $2.7 million. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the first quarter ending September 30, 2000, were approximately $14,978 as compared to approximately $40,607 for the first quarter ending September 30, 1999. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, computer software, laboratory equipment, and other fixed assets. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2001, will be approximately $85,000.

There were no other changes in our existing debt agreements other than extensions and we had no outstanding bank loans as of September 30, 2000. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We will need substantial additional funds for our research and development programs, pre-clinical and clinical testing, operating expenses, regulatory processes, and manufacturing and marketing programs. Our future capital requirements will depend on many factors, including the following:

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

We do not expect to generate a positive internal cash flow for at least the next 12 months due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(R) device. We do not have sufficient cash to fund our operations until the end of the fiscal year ending June 30, 2001, requiring us to secure additional funding through the private placement sale of Convertible Preferred Stock or upon the effectiveness of our registration statement on Form S-2, the sale of common stock through our Private Equity Agreement, or from other outside sources.

ISSUANCE OF STOCK FOR SERVICES/DILUTIVE IMPACT TO SHAREHOLDERS
We have and may continue to issue stock for services performed and to be performed by consultants. Since we have generated no revenues to date, our ability to obtain and retain consultants may be dependent on our ability to issue stock for services. From July 1, 1996, to the filing date of this report, we have issued an aggregate of 1,806,500 shares of common stock according to Registration Statements on Form S-8. The aggregate fair market value of the shares was $2,327,151. The issuance of large amounts of common stock for services rendered or to be rendered and the subsequent sale of such shares may depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change in our control.

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

The civil lawsuit filed against Doe 1 a/k/a DEIGHTON is still pending and seeks permanent relief which would restrain Doe 1 and their agents, etc. from making any statement or engaging in any conduct to intentionally interfere with any contractual/business relationship by and between the Company, Richard Grable and Linda Grable and our customers, shareholders and/or investors, and for damages, attorney fees, costs and interest in excess of $15,000.00. A Summons and Verified Complaint was served on Doe 1 and a response was filed by Diane M. Strait, a former employee of the Company. The defendant, Ms. Strait, has admitted to being the author, with another person, of over 1,000 postings on the Raging Bull message boards regarding the Company. Testimony on the motion for a temporary injunction commenced on May 18, 2000. Although our motion for a temporary injunction has been denied, we are currently conducting discovery in conjunction with this case and are going to continue to seek a permanent injunction. We intend to vigorously prosecute this action and prevent the further publication and dissemination of false information.

On June 16, 2000 we filed a motion for the issuance of an Interlocutory and Permanent Injunction against David J. Hall, Ph.D. (a former employee) and ART Advanced Research Technologies Inc. (his current employer) in the Superior Court of the Province of Quebec, District of Montreal, Case No. 500-05-058294-008 seeking to enjoin Dr. Hall from using, divulging or disclosing trade secrets or other confidential information to ART and to enjoin Dr. Hall from breaching his fiduciary duty of loyalty and contractual obligation of confidentiality and non-competition. We have conducted "Examinations on Affidavits" of all parties and legal arguments have been scheduled for November 2000.

We are not aware of any other material legal proceedings, pending or contemplated, to which we are, or would be a party to or of which any of our property is, or would be, the subject.


ITEM 2.    CHANGES IN SECURITIES.

See Item 5. "Other Information" - Private Placements.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                None.

ITEM 5.    OTHER INFORMATION

                               Recent Developments

In August 2000 Richard Grable, CEO, presented a peer reviewed paper at the International Optoelectronics Symposium in Taiwan. In August 2000, we were issued a patent for: "Detector Array for Use in a Laser Imaging Apparatus". This patent describes the several different variations that can be used while scanning the breast without any contact between the breast and the optical components. Unlike the conventional method, this unique feature allows the CTLM(TM) to scan the breast without the use of breast compression. In October 2000, our patent, "Method for Reconstructing the Image of an Object Being Scanned" for the reconstruction algorithm, was issued.

In September 2000, we started the application process for Pre-Market Approval ("PMA") of our CTLM(R) system by submitting our first module to the U.S. Food and Drug Administration (the "FDA"). Under the modular approach, we will periodically submit a portion of the data needed for FDA review as the required documentation is completed.

In October 2000, we contracted Underwriters Laboratories ("UL") to perform safety testing and assist us in achieving regulatory certifications necessary to begin selling the CTLM(R) system outside the United States. We are working with UL to achieve the ISO 9000 Certification and CE marking that we need to begin selling the CTLM(R) in Europe and certain other countries. We also chose UL as our Notified Body to certify our compliance with EN2900/4600/ISO9000 quality assurance standards. The certifications and CE marking, if obtained, will signify that the product and its design, manufacturing and quality systems comply with international standards. The UL safety testing is also necessary in order for the CTLM(R) system to be sold in the United States once we receive FDA approval.

Clinical Update

We are continuing to scan patients fitting the criteria of our IDE at Nassau County Medical Center, East Meadow, New York and University of Virginia Health System, Charlottesville, Virginia.

PRIVATE PLACEMENTS

On August 17, 2000, we entered into a $25 million Private Equity Credit Agreement (the "Private Equity Agreement") with Charlton Avenue LLC, which followed our July 17, 2000, private placement to Charlton of 400 shares of our Series K convertible preferred stock for $4 million, which was designed to serve as bridge financing pending draws on the private equity line established in the Private Equity Agreement. We are obligated to pay a 9% dividend on the convertible preferred in cash or common stock at our option semi-annually on June 30 and December 31 of each calendar year or upon the conversion date. We have the option of redeeming the convertible preferred solely through the use of the private equity line by paying cash with the following redemption premiums.

Days from closing         0-120         121-180           180

Redemption price
As a % of Principal       105%          107.5%            110%

In the event that, for whatever reason, we are unable to redeem the convertible preferred according to the above schedule, the holder has the right to convert the convertible preferred into common stock at a price equal to 87.5% of the average of the three lowest closing bid prices (which need not be consecutive) of the 20 consecutive trading days prior to the conversion date. The agreement further provides that we must register the common shares underlying the Series K Convertible Preferred stock in a registration statement as soon as possible after the closing date. We must use our best efforts to file timely within 45 days (which has now been extended to 70 days by the holder) after closing and cause the registration statement to become effective within 120 days (which has been extended to 145 days by the holder) from the closing date. In the event that the registration statement does not become effective, we will be liable for liquidated damages in the amount of 2% of the purchase price of the unredeemed convertible preferred stock for the first 30 days and 2% for every 30 day period thereafter until the registration statement has been filed and/or declared effective. The liquidated damages will be payable upon demand in cash or stock at our option. Charlton has agreed to extend the deadline for filing the Registration Statement to September 25, 2000, and the deadline for effectiveness to December 9, 2000. The registration statement was filed on September 25, 2000. It is not yet effective.

The Private Equity Agreement commits Charlton to purchase up to $25 million of common stock subject to certain conditions pursuant to Regulation D over the course of 12 months after an effective registration of the Private Equity Agreement common shares. The timing and amounts of the purchase by the investor are at our sole discretion. We do, however, have to draw down a minimum of $10 million from the credit line over the 12-month period. The purchase price of the shares of common stock is set at 91% of the market price. The market price, as defined in the agreement, is the average of the three lowest closing bid prices of the common stock over the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche. We expect to redeem the bridge financing of $4 million in Series K convertible preferred stock with the proceeds of the sale of common stock under the equity credit line. In order to use the equity credit line we must use our best efforts to file and cause our registration statement to become effective as soon as possible. If, subsequent to effectiveness, the registration statement is suspended at any time, we are obligated to pay liquidated damages of 1.5% of the cost of all common stock then held by the investor for each fifteen-day period or portion thereof, beginning on the date of the suspension. If such suspension is cured within the first fifteen days, the damages shall not apply. This financing agreement has no warrants attached to either the bridge financing or the private equity line. The only fees associated with this financing were a 5% consulting fee payable to Spinneret Financial Ltd.

The principal conditions to our ability to draw under the private equity line are that (i) during the 15 trading days immediately preceding each of the put notice date and the corresponding closing date (11 trading days after the put notice date) the average bid price of our common stock must be at least $.75 and the average daily trading volume must be at least $150,000, (ii) no more than 19,455,000 shares of common stock (19.9% of our outstanding common stock on the date of the Private Equity Agreement) may be issued under the agreement without shareholder approval, (iii) Charlton will not be obligated to purchase shares to the extent the purchase would cause it to beneficially own more than 9.9% of our outstanding common stock (it beneficially owns an approximate 2% interest in the common stock as of the date of this prospectus based on its ownership of the Series K Preferred Stock), and (iv) there be no material adverse change in our business or financial condition since our most recent filing with the SEC. These conditions may materially limit our ability to make draws under the Private Equity Agreement.

After the effectiveness of the S-2 registration statement, which can not be assured, we intend to sell shares of common stock under the Private Equity Agreement in an amount sufficient to raise net proceeds of $4,200,000, the amount needed to redeem the Series K Preferred Stock. We intend to make additional sales under the Agreement from time to time in order to raise working capital on an "as needed" basis. Based on our current assessment of our financing needs, we intend to draw only the $10,000,000 minimum under the Private Equity Agreement; however, if those needs change we may draw up to the $25,000,000 maximum.

The Series K Preferred Stock was issued in order to obtain $4,000,000 in bridge financing pending finalization and implementation of the Private Equity Agreement. We intend to use draws under the Private Equity Agreement to redeem the Series K Preferred Stock because we believe that the overall cost of the $4,000,000 in financing will be lower under the Private Equity Agreement. By exercising our right of redemption utilizing funds available under the Private Equity Agreement, we will be able to raise $4,000,000 based on 91% of the common stock market price in order to redeem stock convertible at 87.5% of the market price. That 3.5% spread is worth approximately $140,000 given the $4,000,000 stated value of the Series K Preferred Stock. If we redeem on or before December 9, 2000, we will have to pay a $200,000 (5%) redemption premium, and that premium increases to $300,000 (7.5%) and $400,000 (10%) on December 10, 2000,
and February 7, 2001; however, by redeeming the preferred stock with common stock we will save $360,000 annually by eliminating the 9% dividend. Further, by utilizing the equity line to redeem the preferred stock, we can take advantage of a relatively high stock price and issue a relatively small amount of common stock to obtain the redemption funds. On the other hand, if the preferred stock is not redeemed, we face the risk that the preferred stock will be converted by the holder when the price of common stock is depressed, requiring the issuance of a relatively large amount of common stock as well as payments of dividends until conversion. On November 7, 2000 we entered into a Securities Purchase Agreement with Charlton Avenue LLC and sold them an additional $950,000 worth of Series K convertible preferred stock, bringing their total holdings to $4,950,000. A consulting fee of 5 Series K convertible preferred shares was paid to Spinneret Financial Ltd.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibits                             Description
--------                             -----------
(a)

3.16 Certificate of Amendment-Series K Designation Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.26 Promissory Note by and between IDSI and Cycle of Life Technologies, Inc, dated February 1, 2000. Incorporated by reference to our Post-Effective Amendment No. 4 to Registration on Form S-2, File Number 333-60405.
10.31 Securities Purchase Agreement for Series K between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.32 Registration Rights Agreement for Series K between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.33 Private Equity Credit Agreement between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.34 Registration Rights Agreement for Private Equity Agreement for $25 Million between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.35 Convertible Promissory Note between IDSI and Aspen International Ltd. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.36 Promissory Note from IDSI to Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.38    Securities Purchase Agreement between IDSI and Charlton Avenue LLC.


(b) Reports on Form 8-K

           NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.




Dated: November 13, 2000                   Imaging Diagnostic Systems, Inc.

                                           By:   /s/Allan L. Schwartz
                                                 --------------------
                                                 Allan L. Schwartz,
                                                 Executive Vice-President
                                                 Chief Financial Officer
                                                (PRINCIPAL ACCOUNTING OFFICER)