Form 10QSB
period 2000-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2001-02-14
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2000

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

      The number of shares outstanding of each of the issuer's classes of equity as of December 31, 2000: 109,672,166 shares of common stock, no par value; and 475 shares of Series K preferred convertible stock, no par value.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)


                         Part I - Financial Information

Item 1. Financial Statements
                                                                          Page
Condensed Balance Sheet -
      December 31, 2000 and June 30, 2000................................   3

Condensed Statement of Operations -
      Six months and three months ended December
      31, 2000 and 1999, and December 10,
      1993(date of inception) to December 31, 2000.......................   4

Condensed Statement of Cash Flows -
      Six months ended December 31, 2000 and 1999,
      and December 10, 1993(date of inception)
      to December 31, 2000...............................................   5

Notes to Condensed Financial Statements..................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Results..........................................   7

                           Part II - Other Information

Item 1.    Legal Proceedings.............................................  11

Item 2.    Changes in Securities.........................................  12

Item 3.    Defaults Upon Senior Securities...............................  12

Item 4.    Submission of Matters to a Vote of
           Security Holders..............................................  12

Item 5.    Other Information.............................................  12

Item 6.    Exhibits and Reports on Form 8-K..............................  15

Signature................................................................  16

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                             Condensed Balance Sheet
                                     Assets
                                                Dec. 31, 2000   Jun. 30, 2000
                                                -------------    ------------
Current Assets                                    Unaudited
              Cash                              $    329,408     $    159,126
              Inventory                            2,886,471        2,595,878
              Prepaid expenses                         1,285           37,339
              Other current assets                    14,727            3,000
                                                ------------     ------------

              Total Current Assets                 3,231,891        2,795,343
                                                ------------     ------------

Property and Equipment, net                        2,457,120        2,525,287
Other Assets                                         898,989          593,800
                                                ------------     ------------

                                                $  6,588,000     $  5,914,430
                                                ============     ============

                                Liabilities and Stockholders' Equity
Current Liabilities
              Accounts Payable                  $    365,697     $    561,947
              Accrued Expenses and
                Accrued Dividends Payable            654,114          434,007
              Loans Payable                          395,444        1,755,716
              Current maturity of capital
                lease obligation                       8,713           11,505
              Other current liabilities            2,021,147        2,021,147
                                                ------------     ------------

              Total Current Liabilities            3,445,115        4,784,322
                                                ------------     ------------

Long-Term capital lease obligation                      --              4,057
                                                ------------     ------------

              Total Liabilities                    3,445,115        4,788,379
                                                ------------     ------------


Stockholders Equity:
              Convertible Preferred
                (Series K) 9% cum. Div.            4,750,000             --
              Common Stock                        43,405,197       42,818,057
              Additional paid-in capital           2,270,502        1,597,780
              Deficit accumulated during
                development stage                (47,048,950)     (43,261,878)
                                                ------------     ------------
                                                   3,376,749        1,153,959

Less: subscriptions receivable                       (14,309)         (27,908)
         deferred compensation                      (219,555)            --
                                                ------------     ------------

              Total stockholders' equity           3,142,885        1,126,051
                                                ------------     ------------

                                                $  6,588,000     $  5,914,430
                                                ============     ============

* Condensed from audited financial statements.

   The accompanying notes are an intergral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                                   (Unaudited)
                        Condensed Statement of Operations

                                                        Six Months Ended            Three Months Ended     Since Inception
                                                        December 31,                December 31,           (12/10/93) to
                                                      2000          1999          2000          1999       Dec. 31, 2000
                                                      ----          ----          ----          ----       -------------
Compensation and related benefits:
  Administrative and engineering                 $   857,613   $   677,071   $   416,987   $   362,183  $  11,793,113
  Research and development                           548,310       425,002       266,598       223,680      4,090,600
Research and development expenses                       (814)          893           842          (200)     2,992,113
Advertising and promotion expenses                    22,448        19,105        19,377        13,776        955,494
Selling, general and administrative                  341,403       263,258       254,178       181,219      2,418,153
Clinical expenses                                     35,910        53,445        19,656        31,527        481,547
Consulting expenses                                   69,765        13,276        24,952         8,040      3,244,958
Insurance costs                                       97,012        86,930        54,323        38,229        773,025
Inventory valuation adjustments                        1,400          --            --            --          777,557
Inventory restocking costs                              --            --            --            --          377,006
Professional fees                                    223,858        76,543       124,007        52,489      2,095,866
Stockholder expenses                                  57,813          --          57,813          --          281,994
Trade show expenses                                   75,775        82,401        74,783        79,249        888,172
Travel and subsistence costs                         166,252        88,955        72,896        50,261        990,076
Rent expense                                           9,397         7,473         6,423         3,791        301,205
Interest expense                                      41,373       392,973         4,541        51,695      1,780,265
Placement expenses and fees                          250,000       158,000        50,000        76,500        656,494
Depreciation and amortization                        152,292       155,793        76,146        77,897      1,445,692
Amortization of deferred compensation                   --            --            --            --        4,064,250
Liquidated damages costs                                --          31,000          --          31,000        291,000
Interest income                                      (46,615)         (469)      (20,840)         (411)      (250,739)
                                                ------------  -------------    ---------     ---------     ----------

                                                   2,903,192      2,531,649    1,502,682     1,280,925     40,447,841
                                                ------------  -------------    ---------     ---------     ----------

Net Loss                                         $(2,903,192) $ (2,531,649) $ (1,502,682) $ (1,280,925) $ (40,447,841)

Dividends on cumulative Pfd. stock:
From discount at issuance                           (708,130)         --        (142,473)         --       (5,402,713)
Earned                                              (175,750)      (84,913)     (101,750)       (8,460)    (1,198,396)
                                                    --------       -------      --------        ------     ----------

Net loss applicable to
     common shareholders                         $(3,787,072) $ (2,616,562) $ (1,746,905) $ (1,289,385) $ (47,048,950)
                                                 -----------  ------------  ------------  ------------  -------------


Net Loss per common share:
Basic:
Net loss per common share                       $      (0.04) $      (0.04)  $     (0.02)   $    (0.02)   $    (1.22)
                                                =============  ============  ============   ===========   ===========

Weighted avg. no. of common shares               107,406,577    59,984,862    109,286,493    68,905,472    38,454,220
                                                =============  ============  ============   ===========   ===========

Diluted:
Net loss per common share                       $      (0.04) $      (0.04)   $    (0.02)   $    (0.02)   $    (1.22)
                                                =============  ============   ===========   ===========   ===========

Weighted avg. no. of common shares               107,406,577    59,984,862    109,286,493    68,905,472    38,454,220
                                                =============  ============   ============   ==========    ==========


    The accompanying notes are an intergral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                        Condensed Statement of Cash Flows
                                  (Unaudited)

                                                       Six Months                 Since Inception
                                                       Ended December 31,         (12/10/93) to
                                                        2000            1999      Dec. 31, 2000
                                                        ----            ----      -------------
Cash provided by (used for) Operations:
              Net loss                             $ (2,903,192)   $ (2,531,649)   $(40,447,841)
              Changes in assets and liabilities        (538,705)        731,944      18,033,819
                                                   ------------    ------------    ------------
              Net cash used by operations            (3,441,897)     (1,799,705)    (22,414,022)
                                                   ------------    ------------    ------------


Investments
      Capital expenditures                              (84,125)        (35,827)     (6,693,529)
                                                   ------------    ------------    ------------
      Cash used for investments                         (84,125)        (35,827)     (6,693,529)
                                                   ------------    ------------    ------------


Cash flows from financing activities:
      Repayment of capital lease obligation              (6,847)         (6,445)        (41,574)
      Other financing activities - NET               (1,372,000)      1,789,000       5,418,339
      Proceeds from issuance of preferred stock       5,000,000            --        18,039,500
      Net proceeds from issuance of common stock         75,151            --         6,020,694
                                                   ------------    ------------    ------------

      Net cash provided by financing activities       3,696,304       1,782,555      29,436,959
                                                   ------------    ------------    ------------

Net increase (decrease) in cash                         170,282         (52,977)        329,408

Cash, beginning of period                               159,126          70,037            --
                                                   ------------    ------------    ------------

Cash, end of period                                $    329,408    $     17,060    $    329,408
                                                   ============    ============    ============


    The accompanying notes are an intergral part of these condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -    BASIS OF PRESENTATION

The financial information included has been condensed from financial statements prepared as of December 31, 2000. The results of operations for the six-month period ended December 31, 2000, are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - GOING CONCERN

Imaging Diagnostic Systems, Inc. (IDSI) is currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity requirements, principally by obtaining additional debt and/or equity financing. IDSI has yet to generate an internal cash flow, and until the sales of our product begin, we are totally dependent upon debt and equity funding. See
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially impact our ability to continue as a going concern. However, our management is continually negotiating with various outside entities for additional funding necessary to complete the clinical testing phase of development, required before we can receive FDA marketing clearance. Management has been able to raise the capital necessary to reach the current stage of product development and has been able to obtain funding for capital requirements to date. There is no assurance that, once development of the CTLM(R) prototype is completed and if and when FDA marketing clearance is obtained, the CTLM(R) will achieve market acceptance or that we will achieve a profitable level of operations.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE KNOWN UNCERTAINTIES AS SET FORTH IN ITEM 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CAUTIONARY STATEMENTS."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Imaging Diagnostic Systems, Inc. ("IDSI") is a developmental stage company which, since inception, has been engaged in research and development of its Computed Tomography Laser Mammography device (CTLM(R)). The CTLM(R) is a breast-imaging device for the detection of breast abnormalities which utilizes laser technology and proprietary computer algorithms to produce three dimensional cross section slice images of the breast. Due to the fact that IDSI is in the last stages of the development of its breast imaging detection technology and its CTLM(R), it has not yet engaged in any marketing or distribution of its products and therefore has had no revenue from its operations.

We have incurred net losses applicable to common shareholders since inception through December 31, 2000, of approximately $47,048,950 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(R), the costs associated with the clinical trials and other research and development activities. There can be no assurances that the CTLM(R) will achieve Food and Drug Administration ("FDA") marketing clearance or market acceptance or that sufficient revenues will be generated from sales of the CTLM(R) to allow us to operate profitably.

RESULTS OF OPERATIONS

General and administrative expenses in the aggregate during the three and six months ended December 31, 2000 were $763,129 and $1,392,406 respectively, representing increases of $146,353 or 24% and $118,687 or 9%, respectively, when compared to the corresponding periods in 1999. General and administrative expenses in the aggregate are derived from deducting compensation and related benefits, research and development expenses, depreciation and amortization and adding interest income to the net loss as presented on the Statement of Operations.

Compensation and related benefits during the three and six months ended December 31, 2000, were $683,585 and $1,405,923 respectively, representing increases of $97,722 or 17% and $303,850 or 28%, respectively, for the corresponding periods for 1999. The increases were primarily due to the hiring of additional employees to administer our clinical sites and prepare for the submission of our modular FDA pre-market approval application and other regulatory issues, including, but not limited to, Underwriters Laboratories ("UL") certification, CE marking and ISO 9002 certification.

Selling, general and administrative expenses during the three and six months ended December 31, 2000, were $254,178 and $341,403 respectively, representing increases of $72,959 or 40% and $78,145 or 30% respectively, for the corresponding periods for 1999. The increases were due primarily to additional administrative costs associated with our developmental growth and preparations for the manufacture of the CTLM(R) device.

Clinical expenses during the three and six months ended December 31, 2000, were $19,656 and $35,910, respectively, representing a decrease of $11,871 or 38% and

$17,535 or 33% respectively, for the corresponding periods for 1999. The decreases were due primarily to the reduction of one-time charges to our Nassau County Medical Center and University of Virginia Health Systems clinical sites.

Consulting expenses during the three and six months ended December 31, 2000, were $24,952 and $69,765 respectively, representing an increase of $16,912 or 210% and $56,489 or 423% respectively, for the corresponding periods for 1999. The increases were due primarily to the use of outside consultants needed for FDA Pre-Market approval and CE marking of the CTLM(R) system.

Insurance costs during the three and six months ended December 31, 2000, were $54,323 and $97,012 respectively, representing an increase of $16,094 or 42% and $10,082 or 12% respectively, for the corresponding periods for 1999. The increases were due primarily to larger premiums for Health, Workers' Comp., Professional and Product Liability and Property and Casualty Insurance.

Professional expenses during the three and six months ended December 31, 2000, were $124,007 and $223,858 respectively, representing an increase of $71,518 or 136% and $147,315 or 192% respectively, for the corresponding periods for 1999. The increases in professional fees were a result of the increased use of outside counsel for various legal matters.

Travel and subsistence costs during the three and six months ended December 31, 2000, were $72,896 and $166,252 respectively, representing an increase of $22,635 or 45% and $77,297 or 87% respectively, for the corresponding periods for 1999. The increases were primarily due to travel and housing expenses for our clinical application specialists at Nassau County Medical Center and University of Virginia Health Systems clinical sites.

Interest expense during the three and six months ended December 31, 2000, was $4,541 and $41,343 respectively, representing a decrease of $47,154 or 91% and $351,600 or 89% respectively, for the corresponding periods for 1999. The decreases were due primarily to a substantial reduction in outstanding loans.

Placement expenses and fees during the three and six months ended December 31, 2000, were $50,000 and $250,000 respectively, representing a decrease of $26,500 or 35% and an increase of $92,000 or 58% respectively, for the corresponding periods for 1999. The decrease was due to reduced private security sales in the three-month reporting period. The increase was due to the placement fee on the Series K preferred stock.

Interest income during the three and six months ended December 31, 2000, was $20,840 and $46,615 respectively, representing an increase of $20,429 and $46,146 respectively, for the corresponding periods for 1999. The increases were a result of the overall increase in cash that we invested on a daily basis.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $329,408 as of December 31, 2000. This is an increase of $170,282 from $159,126 for the year ended June 30, 2000. During the quarter ending December 31, 2000, we received $950,000 from the private placement sale of 100 shares of our Series K convertible preferred stock. In connection with the sale of the Series K convertible preferred stock, we issued five shares of the preferred stock as a placement fee.

We do not expect to generate a positive internal cash flow for at least the next 12 months due to the expected increase in spending for research and development, the costs associated with the clinical trials and regulatory submissions and the expected costs of commercializing our initial product, the CTLM(R) device.

Property and Equipment was valued at $2,457,120 net as of December 31, 2000. The overall decrease of $68,167 from June 30, 2000 is due primarily to depreciation recorded for the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

We are currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity requirements, principally by obtaining additional debt and/or equity financing. We have yet to generate an internal cash flow and do not expect to do so for at least the next 12 months. Until the sale of our product begins, we are totally dependent upon debt and equity funding from third parties. In the near future, we expect to incur substantial capital expenditures, working capital requirements and operating losses, including the significant costs of commercializing the CTLM(R) device. In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially impact our ability to continue as a going concern.

We have financed our operations and research and development activities through several Regulation S and Regulation D private placement transactions. Net cash used for operations and research and development expenses during the second quarter ending December 31, 2000, was $1,667,569 primarily due to our purchase of additional materials to continue to manufacture CTLM(R) systems in anticipation of receiving orders from our distributors in certain countries where permitted by law and the hiring of 5 additional employees, compared to net cash used by operating activities and research and development of the CTLM(R) device and related software development of $1,180,947 in the quarter ending December 31, 1999. At December 31, 2000, we had working capital of $(213,224) compared to working capital of $961,079 at December 31, 1999, and ($1,988,979) at June 30, 2000.

We have also financed our operations with loans from unaffiliated third parties. On January 27, 2000, we executed a promissory note with Cycle of Life Technologies, Inc. The note was for a principal sum of $500,000, together with interest of 12% per annum on the unpaid balance. The maturity date was July 26, 2000. The note provided that, on its maturity, Cycle of Life had the option of being repaid the principal and accrued interest either in cash or by issuance of a two-year warrant to purchase 1,500,000 shares of common stock at an exercise price of $.35 per share. On the date of the note's issuance, January 27, 2000, the bid-ask range of our common stock was $1.91-$1.97. Prior to the note's maturity, we elected to prepay the note consistent with its terms and applicable law. On July 18, 2000, we sent Cycle of Life the sum of $530,000 representing payment in full of the principal and interest due. Cycle of Life, after receiving the payment, responded by rejecting the payment and subsequently requested issuance of the warrants in lieu of the payment. We placed the funds in escrow with our outside counsel. The beneficial owners of the Cycle of Life promissory note filed suit against us in November 2000.

In an effort to prevent protracted legal expenses and to bring closure to the Cycle of Life Promissory Note matter, the beneficial owners of the promissory note reached a settlement with us in mediation on January 17, 2001. The stipulation for settlement provided that we issue an aggregate of 810,000 common shares with restrictive legend to be divided amongst the beneficial owners of the note according to their respective vested interests and that Irving Schwab resign as a director of IDSI. We are obligated to file a registration statement on or before February 17, 2001 registering the settlement shares and to have the registration statement effective by June 14, 2001. Cycle of Life has returned the original promissory note to us and the $530,000, held in escrow, has been released and returned to us for use as working capital.

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

In May 1998, we entered into an irrevocable commitment with a consortium of prominent banking institutions to invest up to $15 million in IDSI over the next three years. A formal Equity Line of Credit Agreement was to be drafted, reviewed, and executed at a later date. The Equity Agreement was not finalized until November 20, 1998. Although this equity line of credit is in place, we have chosen not to utilize this equity line as it has been replaced with the new $25 million Amended Private Equity Credit Agreement with Charlton dated November 30, 2000. This new equity credit agreement contains terms that are more favorable for us. In September 2000, we filed a registration statement on Form S-2 to register the common shares required to utilize the new equity credit line. The registration statement was declared effective on December 13, 2000.

During the second quarter ending December 31, 2000, we were able to raise gross proceeds of $5,000,000 through a Regulation D private placement of Series K convertible preferred stock to Charlton. We do not expect to generate a positive internal cash flow for at least the next 12 months due to the expected costs of commercializing our initial product, the CTLM(R), and for continuing our research and development program. We will require substantial additional funds for operating expenses, clinical testing, FDA regulatory processes, manufacturing and marketing programs and research and development. Accordingly, we plan to utilize the Charlton Private Equity Agreement to raise the funds required through the end of fiscal year 2001. In the event that we are unable to utilize the Private Equity Agreement, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering or by obtaining mortgage financing on our real property and improvements, which we believe has a fair market value of at least $2.7 million. If additional funds are raised by issuing equity securities through the Private Equity Agreement or otherwise, dilution to existing stockholders may result. Future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the second quarter ending December 31, 2000, were approximately $69,147 as compared to approximately $(4,780) for the second quarter ending December 31, 1999. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, computer software, laboratory equipment, and other fixed assets. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2001, will be approximately $65,000.

We had no outstanding bank loans as of December 31, 2000. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. Our future capital requirements will depend on many factors, including the following:

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

We do not have sufficient cash to fund our operations until the end of the fiscal year ending June 30, 2001, requiring us to secure additional funding through the sale of common stock through our Private Equity Agreement. We believe that the Private Equity Agreement, which has an available balance of $24.75 million, after a $250,000 draw in January 2001, will satisfy our capital requirements for the foreseeable future. There can be no assurance that this financing will be available when needed, as our ability to draw on the credit line depends on our ability to satisfy the conditions to our ability to draw funds, in particular the absence of a material adverse change in our business or financial condition, as well as Charlton's willingness and ability to satisfy its contractual obligations. See Item 5 "Other Information--Private Placements."

PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 1, 2000, we filed a civil lawsuit against DOE 1 a/k/a DEIGHTON and DOE 2 a/k/a docpatel in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. CACE 00-006881 (04) for defamation and tortious interference with our contracts and business relationships. A Final Judgment of Permanent Injunction against defendant Steven Cortopassi a/k/a "docpatel" was ordered by the Court on July 12, 2000. This injunction permanently enjoins and restrains Mr. Cortopassi from posting any messages whatsoever concerning IDSI, Richard Grable and Linda Grable on The Raging Bull or any other Internet bulletin/message board and permanently enjoins and restrains Mr. Cortopassi from publishing any false or defamatory statements concerning IDSI, and its officers, directors and employees. Mr. Cortopassi is also permanently enjoined and restrained from interfering with any contractual business relationship by and between IDSI, Richard Grable, Linda Grable and/or IDSI employees, customers, etc.

The civil lawsuit filed against Doe 1 a/k/a DEIGHTON is still pending and seeks permanent relief which would restrain Doe 1 and his/her agents, etc. from making any statement or engaging in any conduct to intentionally interfere with any contractual/business relationship by and between IDSI, Richard Grable and Linda Grable and our customers, shareholders and/or investors, and for damages, attorney fees, costs and interest in excess of $15,000.00. A Summons and Verified Complaint was served on the Doe 1 and a Response was filed by Diane M. Strait, a former employee of the company. The defendant, Ms. Strait has admitted to being the author, with her husband, Robert Leonard of over 1,000 postings on the Raging Bull message boards regarding us. Our motion for a temporary injunction was denied on November 3, 2000. We are currently conducting discovery in this case and intend to seek a permanent injunction. On December 18, 2000, we served an amended complaint which added Mr. Leonard as a defendant in the lawsuit. Diane Strait has filed a counterclaim for defamation against us. We have filed a motion to dismiss this counterclaim for failure to state cause of action. We believe that this counterclaim is without merit, frivolous and an abuse of process. We intend to vigorously prosecute this action and prevent the further dissemination of flagrantly false information.

On June 16, 2000 we filed a motion for the issuance of an Interlocutory and Permanent Injunction against David J. Hall, Ph.D. (a former employee) and ART Advanced Research Technologies Inc. (his current employer) in the Superior Court of the Province of Quebec, District of Montreal, Case No. 500-05-058294-008 seeking to enjoin Dr. Hall not to use or divulge trade secrets or other confidential information to ART and to enjoin Dr. Hall from breaching his duty of loyalty and contractual obligation of confidentiality and non-competition. Both Dr. David Hall and ART have sworn that Dr. Hall has not divulged or used and will not divulge or use any confidential information which he has obtained from us. A Desistment has been filed with the court on January 16, 2001 which essentially is a discontinuance of the claim, unless it is revealed that Dr. Hall has actually disclosed confidential information.

We were served with a lawsuit in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. 00-19919 on November 22, 2000, by Irving Schwab, et.al. for allegedly breaching a promissory note by and between the Company and Cycle of Life, dated January 27, 2000. All parties entered into voluntary mediation and a mutually agreeable settlement ensued. On January 22, 2001 the Court entered an Order approving the Stipulation for Settlement and Dismissal with Prejudice. (See "Liquidity and Capital Resources").

We were served with a lawsuit in the Circuit Court for Cook County, Illinois, First Municipal Department on December 12, 2000, by Andrew A. Skolnick for alleged defamation and civil conspiracy to defame and damage the Plaintiff's reputation. We believe this lawsuit is without merit and intend to vigorously defend this action. We have filed a motion to dismiss based upon lack of jurisdiction.

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

See Item 5. "Other Information" - Private Placements.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

On November 20, 2000 we held an annual meeting of stockholders at our corporate offices at 6531 NW 18th Court, Plantation, Florida for the following purposes:

     1. To elect seven directors to serve a one-year term expiring at the Fiscal Year 2002 Annual Meeting of Stockholders or until his/her successor is duly elected and qualified;
     2. To ratify the three executive officers' employment and amended stock option agreements; and
     3. To ratify the Company's Board of Directors' appointment of Margolies, Fink and Wichrowski, CPA's as independent auditors for the Company for the fiscal year ending June 30, 2001.

For proposal no. 1, the stockholders elected five incumbent directors, Richard
J. Grable, Linda B. Grable, Allan L. Schwartz, Irving H. Schwab and David E. Danovitch and two new directors, Phil E. Pearce and Stanley A. Hirschman with
the voting as follows: FOR 93,781,372     AGAINST 3,100       ABSTAIN 236,851

For proposal no. 2, the stockholders voted to ratify the executive officers' employment and amended stock option agreements with the following votes:
                       FOR 91,836,967   AGAINST 1,435,128     ABSTAIN 749,228

For proposal no. 3, the stockholders voted to ratify the Board of Directors' action of its appointment of Margolies, Fink and Wichrowski, CPA's as independent auditors for the Company for the fiscal year ending June 30, 2001
with the following votes: FOR 91,865,300  AGAINST 1,423,425   ABSTAIN 732,598


ITEM 5.    OTHER INFORMATION

                               Recent Developments

In November 2000, we exhibited at the 86th Radiological Society of North America's (RSNA) Scientific Assembly and annual Meeting in Chicago. At the exhibition, which ran from November 26th to December 1st, we introduced our Physician Workstation and 3 dimensional images from the CTLM(R). Case studies from our ongoing clinical trials at Nassau County Medical Center and University of Virginia Health Systems were also presented at our booth.

In October 2000, we contracted Underwriters Laboratories Inc.("UL") to perform safety testing and assist us in achieving regulatory certifications necessary to begin selling the CTLM(R) system outside the United States. We are working with UL to achieve the ISO 9000 Certification and CE marking that we need to begin selling the CTLM(R) in Europe and certain other countries. We also chose UL as our Notified Body to certify our compliance with EN2900/4600/ISO9000 quality assurance standards. The certifications and CE marking, if obtained, will signify that the product and its design, manufacturing and quality systems comply with international standards. The UL safety testing is also necessary in order for the CTLM(R) system to be sold in the United States once we receive FDA approval. In January 2001 we received notice of completion for worldwide safety classification of our CTLM(R) system from UL.

In November 2000, we were recommended for CE marking, subject to review by UL's Notified Body. In January 2001, we received regulatory approval from UL to apply the CE marking to our CTLM(R) system. CE marking provides us the opportunity to market the CTLM(R) within the European Union, one of the largest markets in the world. In addition, CE marking permits medical device product sales in many other markets worldwide.

In December 2000, we received notice from the U.S. Department of Commerce, Patent and Trademark Office, that our patent for "Detector Array With Variable Gain Amplifiers For Use In A Laser Imaging Apparatus," was issued as Patent No. 6,150,649.

In January 2001, we submitted our second module to the FDA as part of the process for Pre-Market Approval ("PMA") of our CTLM(R) system. Under the modular approach, we will periodically submit a portion of the data needed for FDA review as the required documentation is completed.

In January 2001, we received a 10% deposit for three CTLM(R) systems from one of our distributors, Syncor Overseas LTD. based in Woodland Hills, CA. Syncor is a leading provider of high technology health care services concentrating on nuclear pharmacy services, medical imaging, niche manufacturing and radiotherapy. Syncor's medical imaging services are provided through an integrated network of 55 domestic and 11 international facilities.

In January 2001, we hired Arno Pantalone as our Vice President of Global Sales and Marketing. He will oversee and develop our sales and marketing division globally. Mr. Pantalone has a bachelor's degree, summa cum laude, in Biomedical Engineering and Marketing and has over 24 years of experience in the medical industry in the areas of sales, marketing, regulatory affairs and clinical trials. Most recently, he served as U.S. Product Manager/Eastern Sales Manager of Instrumentarium Imaging, Inc. since 1992.

CLINICAL UPDATE

We are continuing to scan patients fitting the criteria of our IDE at Nassau County Medical Center, East Meadow, New York and University of Virginia Health Systems, Charlottesville, Virginia.

PRIVATE PLACEMENTS

On July 17, 2000 we sold to Charlton in a private placement 400 shares of our Series K convertible preferred stock for $4 million. We issued an additional 95 Series K shares to Charlton for $950,000 on November 7, 2000. The total of $4,950,000 was designed to serve as bridge financing pending draws on the Charlton private equity line. We paid Spinneret Financial Systems Ltd. $200,000 as a consulting fee for the first tranche of Series K shares and five Series K shares as a consulting fee for the second tranche. We are obligated to pay a 9% dividend on the Series K convertible preferred in cash or common stock at our option semi-annually on June 30 and December 31 of each calendar year or upon the conversion date. On November 10, 2000, Charlton converted 25 Series K shares plus accrued dividends into 197,349 restricted shares of common stock. Under the Series K Certificate of Designations, we have the option of redeeming the remaining convertible preferred (except for the Spinneret shares) solely through the use of the private equity line by paying cash with the following redemption premiums.

Days from closing           0-120           121-180           180

Redemption price
As a % of Principal         105%            107.5%            110%

In the event that, for whatever reason, we do not redeem the convertible preferred according to the above schedule, the holder has the right to convert the convertible preferred into common stock at a per share price equal to the lower of $1.29 (115% of the closing bid price on the day prior to the initial issuance) or 87.5% of the average of the three lowest closing bid prices (which need not be consecutive) of the 20 consecutive trading days prior to the conversion date. On December 12, 2000 we registered 5,662,465 common shares underlying the 495 shares of Series K convertible preferred stock. As of the date of this report, Charlton has converted $3,950,000 (395 shares) of Series K convertible preferred stock into an aggregate of 4,935,412 common shares. Spinneret Financial Systems, Ltd. has converted $50,000 (5 shares) of Series K convertible preferred stock into an aggregate of 63,996 common shares. We only registered 58,140 shares underlying the Spinneret Series K preferred so we had to issue 5,856 common shares with a restrictive legend. We plan to include the 5,856 shares in our next registration statement. There are no convertible securities outstanding as of the date of this report other than the remaining 100 shares of Series K preferred stock.

On August 17, 2000, we entered into a $25 million Private Equity Credit Agreement with Charlton Avenue LLC ("Charlton"). On November 29, 2000, prior to any draws under the initial private equity agreement, we terminated that agreement and the initial agreement was replaced by an Amended Private Equity Credit Agreement dated November 30, 2000 (the "Private Equity Credit Agreement"). The Private Equity Agreement commits Charlton to purchase up to $25 million of common stock subject to certain conditions pursuant to Regulation D over the course of 12 months after an effective registration of the Private Equity Agreement common shares. The timing and amounts of the purchase by the investor are at our sole discretion. We do, however, have to draw down a minimum of $10 million from the credit line over the 12-month period. The purchase price of the shares of common stock is set at 91% of the market price. The market price, as defined in the agreement, is the average of the three lowest closing bid prices of the common stock over the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche. If, subsequent to effectiveness, the registration statement is suspended at any time, we are obligated to pay liquidated damages of 1.5% of the cost of all common stock then held by the investor for each fifteen-day period or portion thereof, beginning on the date of the suspension. If such suspension is cured within the first fifteen days, the damages shall not apply. The only fee associated with the private equity financing will be a 5% consulting fee payable to Spinneret Financial Ltd. On December 13, 2000 we registered 7,089,685 shares of common stock underlying $10 million out of the $25 million available in the Private Equity Agreement.

The principal conditions to our ability to draw under the private equity line are that (i) during the 15 trading days immediately preceding each of the put notice date and the corresponding closing date (11 trading days after the put notice date) the average bid price of our common stock must be at least $.50 and the average daily trading volume must be at least $100,000, (ii) no more than 19.9% of our outstanding common stock (21,824,761 shares as of the date of the Private Equity Agreement) may be issued under the agreement without shareholder approval if such approval is required by our principal trading market (it is not required by our current market, the OTC Bulletin Board), (iii) the purchase cannot cause Charlton to beneficially own more than 9.9% of our outstanding common stock (it beneficially owns an approximate 2% interest in the common stock as of the date of this report), and (iv) there be no material adverse change in our business or financial condition since our most recent filing with the SEC. These conditions may materially limit our ability to make draws under the Private Equity Agreement.

We intend to make sales of common stock by exercising put notices to Charlton under the Agreement from time to time in order to raise working capital on an "as needed" basis. Based on our current assessment of our financing needs, we intend to draw only the $10,000,000 minimum under the Private Equity Agreement; however, if those needs change we may draw up to the $25,000,000 maximum.

As of the date of this report, we have drawn $250,000 under the Private Equity Agreement, based on a put given in January 2001. We received a net of $237,500 after the deduction of fees of $12,500 paid to Spinneret and issued 183,824 common shares to Charlton as a result of the put.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibits                             Description
--------                             -----------
(a)
3.16 Certificate of Amendment-Series K Designation.Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.26 Promissory Note by and between IDSI and Cycle of Life Technologies, Inc, dated February 1, 2000. Incorporated by reference to our Post-Effective Amendment No. 4 to Registration on Form S-2, File Number 333-60405.
10.31 Securities Purchase Agreement for Series K between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.32 Registration Rights Agreement for Series K between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.33 Private Equity Credit Agreement between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.34 Registration Rights Agreement for Private Equity Agreement for $25 Million between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.35 Convertible Promissory Note between IDSI and Aspen International Ltd. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.36 Promissory Note from IDSI to Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.38 Securities Purchase Agreement between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-QSB for the quarter ending September 30, 2000 filed on November 13, 2000.
10.39 Amended Private Equity Credit Agreement dated as of November 30, 2000 between IDSI and Charlton Avenue LLC, which replaces and supersedes
         Exhibit 10.33. Incorporated by reference to our Amendment No. 2 to Registration on Form S-2, File Number 333-46546.



(b) Reports on Form 8-K

           NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.




Dated: February 14, 2001              Imaging Diagnostic Systems, Inc.

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