Form 10QSB
period 2001-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2001-05-14
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2001

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

      The number of shares outstanding of each of the issuer's classes of equity as of March 31, 2001: 116,145,435 shares of common stock, no par value; and 100 shares of Series K preferred convertible stock, no par value.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)


                         Part I - Financial Information

Item 1. Financial Statements
                                                                          Page
Condensed Balance Sheet -
      March 31, 2001 and June 30, 2000                                     3

Condensed Statement of Operations -
      Nine months and three months ended March 31,
      2001 and 2000, and December 10,
      1993(date of inception) to March 31, 2001                            4

Condensed Statement of Cash Flows -
      Nine months ended March 31, 2001 and 2000,
      and December 10, 1993(date of inception)
      to March 31, 2001                                                    5

Notes to Condensed Financial Statements                                    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Results                                            7

                           Part II - Other Information

Item 1.    Legal Proceedings                                              11

Item 2.    Changes in Securities                                          11

Item 3.    Defaults Upon Senior Securities                                11

Item 4.    Submission of Matters to a Vote of
           Security Holders                                               12

Item 5.    Other Information                                              12

Item 6.    Exhibits and Reports on Form 8-K                               15

Signature                                                                 16

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                             Condensed Balance Sheet
                                     Assets

                                               Mar. 31, 2001      Jun. 30, 2000
                                                ------------       ------------
Current Assets                                   Unaudited
              Cash                              $    199,354       $    159,126
              Inventory                            3,055,515          2,595,878
              Prepaid expenses                         5,285             37,339
              Other current assets                    15,227              3,000
                                                ------------       ------------

              Total Current Assets                 3,275,381          2,795,343
                                                ------------       ------------

Property and Equipment, net                        2,432,919          2,525,287
Other Assets                                         931,275            593,800
                                                ------------       ------------

                                                $  6,639,575       $  5,914,430
                                                ============       ============

                                Liabilities and Stockholders' Equity
Current Liabilities
              Accounts Payable                  $    389,436       $    561,947
              Customer Deposits                       54,000               --
              Accrued Expenses and
              Accrued Dividends Payable              480,940            434,007
              Loans Payable                          365,444          1,755,716
              Current maturity of capital
                lease obligation                       5,328             11,505
              Other current liabilities            2,021,147          2,021,147
                                                ------------       ------------

              Total Current Liabilities            3,316,295          4,784,322
                                                ------------       ------------

Long-Term capital lease obligation                      --                4,057
                                                ------------       ------------

              Total Liabilities                    3,316,295          4,788,379
                                                ------------       ------------


Stockholders Equity:
              Convertible Preferred
                (Series K) 9% cum. Div             1,000,000              --
              Common Stock                        49,547,505         42,818,057
              Additional paid-in capital           1,739,406          1,597,780
              Deficit accumulated during
                development stage                (48,729,767)       (43,261,878)
                                                ------------       ------------
                                                   3,557,144          1,153,959

Less: subscriptions receivable                       (14,309)           (27,908)
         deferred compensation                      (219,555)             --
                                                ------------       ------------

              Total stockholders' equity           3,323,280          1,126,051
                                                ------------       ------------

                                                $  6,639,575       $  5,914,430
                                                ============       ============

* Condensed from audited financial statements.

     The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                        Condensed Statement of Operations
                                  (Unaudited)

                                                    Nine Months Ended              Three Months Ended         Since Inception
                                                        March 31,                       March 31,             (12/10/93) to
                                                   2001           2000             2001           2000        Mar. 31, 2001
                                                 --------       --------         --------       --------      ---------------
Compensation and related benefits:
  Administrative and engineering           $   1,287,871    $    996,920    $     430,258    $    324,655    $ 12,223,371
  Research and development                       823,393         637,375          275,083         207,566       4,365,683
Research and development expenses                   (625)          1,422              189             529       2,992,302
Advertising and promotion expenses                41,907          26,133           19,459           7,029         974,953
Selling, general and administrative              459,295         347,636          117,892          84,378       2,536,045
Clinical expenses                                 48,194          58,484           12,284           5,039         493,831
Consulting expenses                              153,907          32,276           84,142          19,000       3,329,100
Insurance costs                                  152,865         128,383           55,853          41,453         828,878
Inventory valuation adjustments                    1,400            --               --              --           777,557
Inventory restocking costs                          --              --               --              --           377,006
Professional fees                                265,934         118,330           42,076          41,788       2,137,942
Stockholder expenses                              79,982            --             22,169            --           304,163
Trade show expenses                              149,340         153,809           73,565          71,408         961,737
Travel and subsistence costs                     347,562         138,055          181,310          49,100       1,171,386
Rent expense                                      11,306          10,551            1,908           3,077         303,114
Interest expense                                 132,662         668,400           91,289         275,428       1,871,554
Placement expenses and fees                      250,000         205,000             --            47,000         656,494
Depreciation and amortization                    228,438         233,689           76,146          77,896       1,521,838
Amortization of deferred compensation               --              --               --              --         4,064,250
Liquidated damages costs                            --            31,000             --              --           291,000
Interest income                                  (52,693)         (2,012)          (6,078)         (1,544)       (256,817)
                                             -----------       ----------       ---------     ------------   -------------

                                               4,380,738       3,785,451        1,477,545       1,253,802      41,925,387
                                             -----------       ----------       ----------    ------------   -------------

Net Loss                                   $  (4,380,738)   $ (3,785,451)   $  (1,477,545)   $ (1,253,802)   $(41,925,387)

Dividends on cumulative Pfd. stock:
  From discount at issuance                     (708,130)           --           (142,473)           --        (5,402,713)
  Earned                                        (379,021)       (117,731)        (203,271)        (32,818)     (1,401,667)
                                             ------------      ---------        ----------   --------------   ------------

Net loss applicable to
     common shareholders                   $  (5,467,889)   $ (3,903,182)   $  (1,823,289)   $ (1,286,620)   $(48,729,767)
                                            ============      ===========    =============   ==============  ==============


Net Loss per common share:
Basic:
Net loss per common share                  $      (0.05)   $   (0.05)         $   (0.02)     $    (0.01)     $    (1.19)
                                           =============    ============    =============    ============    ============

Weighted avg. no. of common shares           109,641,520      72,169,839      111,162,938      96,807,596      41,007,052
                                           =============    ============    =============    =============   =============

Diluted:
Net loss per common share                  $      (0.05)   $   (0.05)         $   (0.02)     $    (0.01)     $    (1.19)
                                           =============    ============    =============    ============    ============

Weighted avg. no. of common shares           109,641,520      72,169,839      111,162,938      98,807,596      41,007,052
                                           =============    ============    =============    =============   =============


     The accompanying notes are an integral part of these condensed financial statements.

                                         IMAGING DIAGNOSTIC SYSTEMS, INC.
                                          (A Developmental Stage Company)
                                         Condensed Statement of Cash Flows
                                                    (Unaudited)

                                                                     Nine Months               Since Inception
                                                                   Ended March 31,             (12/10/93) to
                                                                2001             2000          Mar. 31, 2001
                                                             -----------      -----------      ------------
Cash provided by (used for) Operations:
              Net loss                                       $(4,380,738)     $(3,785,451)     $(41,925,387)
              Changes in assets and liabilities                  (48,383)       3,825,826        18,524,141
                                                             -----------      -----------      ------------
              Net cash used by operations                     (4,429,121)          40,375       (23,401,246)
                                                             -----------      -----------      ------------


Investments
      Capital expenditures                                      (136,070)         (65,644)       (6,745,474)
                                                             -----------      -----------      ------------
      Cash used for investments                                 (136,070)         (65,644)       (6,745,474)
                                                             -----------      -----------      ------------


Cash flows from financing activities:
      Repayment of capital lease obligation                      (10,232)         (10,036)          (44,959)
      Other financing activities - NET                        (1,372,000)       2,531,000         5,418,339
      Proceeds from issuance of preferred stock                5,000,000             --          18,039,500
      Net proceeds from issuance of common stock                 987,651          477,552         6,933,194
                                                             -----------      -----------      ------------

      Net cash provided by financing activities                4,605,419        2,998,516        30,346,074
                                                             -----------      -----------      ------------

Net increase (decrease) in cash                                   40,228          757,532           199,354

Cash, beginning of period                                        159,126           17,060              --
                                                             -----------      -----------      ------------

Cash, end of period                                          $   199,354      $   774,592      $    199,354
                                                             ===========      ===========      ============


     The accompanying notes are an integral part of these condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -    BASIS OF PRESENTATION

The financial information included has been condensed from financial statements prepared as of March 31, 2001. The results of operations for the nine-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 -INVENTORY

Inventory consists primarily of raw materials and work in process and amounted to $3,055,515 as of March 31, 2001, compared to $2,595,878 as of June 30, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Imaging Diagnostic Systems, Inc. ("IDSI") is a developmental stage company, which, since inception, has been engaged in research and development of its Computed Tomography Laser Mammography device (CTLM(R)). The CTLM(R) is a breast-imaging device for the detection of breast abnormalities which utilizes laser technology and proprietary computer algorithms to produce three dimensional cross section slice images of the breast. IDSI is in the process of obtaining Food and Drug Administration ("FDA") marketing clearance for its breast imaging detection technology, the CTLM(R). We have, however, commenced marketing the CTLM(R) product in those countries where permitted. We have not received any revenues from our operations through March 31, 2001.

We have incurred net losses applicable to common shareholders since inception through March 31, 2001, of approximately $48,729,767 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(R), the costs associated with the clinical trials and other research and development activities. There can be no assurances that the CTLM(R) will achieve FDA marketing clearance or market acceptance or that sufficient revenues will be generated from sales of the CTLM(R) to allow us to operate profitably.

RESULTS OF OPERATIONS

General and administrative expenses in the aggregate during the three and nine months ended March 31, 2001 were $615,199 and $2,007,605 respectively, representing a decrease of $29,501 or 5% and an increase of $89,548 or 5%, respectively, when compared to the corresponding periods in 2000. General and administrative expenses in the aggregate are derived from deducting compensation and related benefits, research and development expenses, depreciation and amortization and adding interest income to the net loss as presented on the Statement of Operations.

Compensation and related benefits during the three and nine months ended March 31, 2001, were $705,341 and $2,111,264 respectively, representing increases of $173,120 or 33% and $476,969 or 29%, respectively, for the corresponding periods for 2000. The increases were primarily due to the hiring of additional employees to administer our clinical sites and prepare for the submission of our modular FDA pre-market approval application and other regulatory issues, including, but not limited to, Underwriters Laboratories ("UL") certification, CE marking and ISO 9002 certification.

Selling, general and administrative expenses during the three and nine months ended March 31, 2001, were $117,892 and $459,295, respectively, representing increases of $33,514 or 40% and $111,659 or 32%, respectively, for the corresponding periods for 2000. The increases were due primarily to additional administrative costs associated with our developmental growth and preparations for the manufacture of the CTLM(R) device.

Clinical expenses during the three and nine months ended March 31, 2001, were $12,284 and $48,194, respectively, representing an increase of $7,245 or 144% and a decrease of $10,290 or 18%, respectively, for the corresponding periods for 2000. The respective increases and decreases were due primarily to the scheduling of clinical activities at our Nassau County Medical Center and University of Virginia Health Systems clinical sites.

Consulting expenses during the three and nine months ended March 31, 2001, were $84,142 and $153,907, respectively, representing increases of $65,142 or 343% and $121,631 or 377%, respectively, for the corresponding periods for 2000. The increases were due primarily to the use of outside consultants needed for FDA Pre-Market approval and CE marking of the CTLM(R) system.

Insurance costs during the three and nine months ended March 31, 2001, were $55,853 and $152,865, respectively, representing an increase of $14,400 or 35% and $24,482 or 19%, respectively, for the corresponding periods for 2000. The increases were due primarily to larger premiums for Health, Workers' Comp., Professional and Product Liability and Property and Casualty Insurance.

Professional expenses during the three and nine months ended March 31, 2001, were $42,076 and $265,934, respectively, representing an increase of $288 or 1% and $147,604 or 125%, respectively, for the corresponding periods for 2000. The increases in professional fees were a result of the increased use of outside counsel for various legal matters.

Travel and subsistence costs during the three and nine months ended March 31, 2001, were $181,310 and $347,562, respectively, representing an increase of $132,210 or 269% and $209,507 or 152%, respectively, for the corresponding periods for 2000. The increases were primarily due to travel and housing expenses for our clinical application specialists at Nassau County Medical Center and University of Virginia Health Systems clinical sites.

Interest expense during the three and nine months ended March 31, 2001, was $91,289 and $132,662, respectively, representing decreases of $184,139 or 67% and $535,738 or 80%, respectively, for the corresponding periods for 2000. The decreases were due primarily to a substantial reduction in outstanding loans.

Placement expenses and fees during the three and nine months ended March 31, 2001, were $0 and $250,000 respectively, representing a decrease of $47,000 or 100% and an increase of $45,000 or 22% respectively, for the corresponding periods for 2000. The decrease was due to no private security sales in the three-month reporting period. The increase was due to the placement fee on the Series K preferred stock.

Interest income during the three and nine months ended March 31, 2001, was $6,078 and $52,693, respectively, representing an increase of $4,534 and $50,681, respectively, for the corresponding periods for 2000. The increases were a result of the overall increase in cash that we invested on a daily basis.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $199,354 as of March 31, 2000. This is an increase of $40,228 from $159,126 as of June 30, 2000. During the quarter ending March 31, 2001, we received $862,500 from the sale of common stock through our private equity agreement with Charlton Avenue LLC.

We do not expect to generate a positive internal cash flow for at least the next 12 months due to the expected increase in spending for research and development, the costs associated with the clinical trials and regulatory submissions and the expected costs of commercializing our initial product, the CTLM(R) device.

Property and Equipment was valued at $2,432,919 net as of March 31, 2001. The net overall decrease of $92,368 from June 30, 2000 is due primarily to depreciation recorded for the third quarter.

LIQUIDITY AND CAPITAL RESOURCES
We are currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity requirements, principally by obtaining additional debt and/or equity financing. We have yet to generate an internal cash flow and do not expect to do so for at least the next 12 months. Until the sale of our product begins, we are totally dependent upon debt and equity funding from third parties. In the near future, we expect to incur substantial capital expenditures, working capital requirements and operating losses, including the significant costs of commercializing the CTLM(R) device. In the event that we are unable to utilize our private equity line, unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially impact our ability to continue as a going concern.

Since inception we have financed our operations and research and development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties. Net cash used for operations and research and development expenses during the third quarter ending March 31, 2001, was $987,224 primarily due to our purchase of additional materials to continue to manufacture CTLM(R) systems in anticipation of receiving orders from our distributors in certain countries where permitted by law and the hiring of 4 additional employees, compared to net cash provided by operating activities and research and development of the CTLM(R) device and related software development of $1,840,080 in the quarter ending March 31, 2000. At March 31, 2001, we had working capital of $(41,413) compared to working capital of $665,683 at March 31, 2000, and $(1,988,979) at June 30, 2000.

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

In an effort to prevent protracted legal expenses and to bring closure to the Cycle of Life Promissory Note matter, the beneficial owners of the promissory note reached a settlement with us in mediation on January 17, 2001. The stipulation for settlement provided that we issue an aggregate of 810,000 common shares with restrictive legend to be divided amongst the beneficial owners of the note according to their respective vested interests and that Irving Schwab resign as a director of IDSI. We filed a registration statement on February 17, 2001 registering the settlement shares that was declared effective by the SEC on March 20, 2001. Cycle of Life returned the original promissory note to us, and the $530,000 held in escrow was returned to us for use as working capital.

On March 31, 2000, we received a loan from Charlton Avenue LLC ("Charlton") in the amount of $500,000, which was repaid in full on July 18, 2000. The accrued interest (12% per year) was waived by the holder. On June 8, 2000, we received a loan from Aspen International Ltd. in the amount of $110,000 evidenced by a promissory note bearing interest of 10% per annum. If certain terms and conditions of the promissory note were not met, we were required to issue a two-year warrant to purchase 50,000 shares of our common stock at $1.452 per share in addition to the principal and interest. Those terms were not met, and on August 23, 2000, we paid the sum of $112,291.03 in principal and interest and issued the warrant as required.

In May 1998, we entered into an irrevocable commitment with a consortium of prominent banking institutions to invest up to $15 million in IDSI over the next three years. A formal Equity Line of Credit Agreement was to be drafted, reviewed, and executed at a later date. The Equity Agreement was not finalized until November 20, 1998. Although this equity line of credit is in place, we have chosen not to utilize this equity line as it has been replaced with the new $25 million Amended Private Equity Credit Agreement with Charlton dated November 30, 2000. This new equity credit agreement contains terms that are more favorable for us. In September 2000, we filed a registration statement on Form S-2 to register the common shares underlying $10 million of equity required to utilize the new equity credit line. The registration statement was declared effective on December 13, 2000.

During the third quarter ending March 31, 2001, we were able to raise gross proceeds of $862,500 through our Private Equity Agreement with Charlton. We do not expect to generate a positive internal cash flow for at least the next 12 months due to the expected costs of commercializing our initial product, the CTLM(R), and for continuing our research and development program. We will require substantial additional funds for operating expenses, clinical testing, FDA regulatory processes, manufacturing and marketing programs and research and development. Accordingly, we plan to utilize the Charlton Private Equity Agreement to raise the funds required through the end of fiscal year 2001. In the event that we are unable to utilize the Private Equity Agreement, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering or by obtaining mortgage financing on our real property and improvements, which we believe has a fair market value of at least $2.7 million. If additional funds are raised by issuing equity securities through the Private Equity Agreement or otherwise, dilution to existing stockholders may result. Future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the third quarter ending March 31, 2001, were approximately $51,945 as compared to approximately $29,817 for the third quarter ending March 31, 2000. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, computer software, laboratory equipment, and other fixed assets. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2001, will be approximately $20,000.

We had no outstanding bank loans as of March 31, 2001. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. Our future capital requirements will depend on many factors, including the following:

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

We do not have sufficient cash to fund our operations through the end of the fiscal year ending June 30, 2001, requiring us to secure additional funding through the sale of common stock through our Private Equity Agreement with Charlton. We believe that the Private Equity Agreement, which, as of the date of this report, has an available balance of $23,310,000 will satisfy our capital requirements for the foreseeable future. Since January 2001 we have drawn $1,690,000 and have a put pending settlement for $450,000. To date, we issued a total of 1,777,276 common shares to Charlton for the put settlements. There can be no assurance that this financing will be available when needed, as our ability to draw on the credit line depends on our ability to satisfy the conditions to our ability to draw funds, in particular the absence of a material adverse change in our business or financial condition, as well as Charlton's willingness and ability to satisfy its contractual obligations. See Item 5 "Other Information--Private Placements."

PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 1, 2000, we filed a civil lawsuit against DOE 1 a/k/a DEIGHTON and DOE 2 a/k/a docpatel in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. CACE 00-006881 (04) for defamation and tortious interference with our contracts and business relationships.

The civil lawsuit filed against Doe 1 a/k/a DEIGHTON is still pending and seeks permanent relief which would restrain Doe 1 and his/her agents, etc. from making any statement or engaging in any conduct to intentionally interfere with any contractual/business relationship by and between IDSI, Richard Grable and Linda Grable and our customers, shareholders and/or investors, and for damages, attorney fees, costs and interest in excess of $15,000.00. A Summons and Verified Complaint was served on the Doe 1 and a Response was filed by Diane M. Strait, a former employee of the company. The defendant, Ms. Strait has admitted to being the author, with her husband, Robert Leonard of over 1,000 postings on the Raging Bull message boards regarding us. Our motion for a temporary injunction was denied on November 3, 2000. We are currently conducting discovery in this case and intend to seek a permanent injunction to prevent the dissemination of materially false information. On December 18, 2000, we served an amended complaint, which added Mr. Leonard as a defendant in the lawsuit. Diane Strait filed a counterclaim for defamation against us. We filed a motion to dismiss this counterclaim for failure to state cause of action. Our motion to dismiss was granted and the defendants were given leave to amend their counterclaim. The defendants have amended their counterclaim and we have filed a motion to dismiss. We believe that this counterclaim is without merit, frivolous and an abuse of process. We intend to vigorously prosecute this action.

We were served with a lawsuit filed in the Circuit Court for Cook County, Illinois, First Municipal Department on December 12, 2000, by Andrew A. Skolnick for alleged defamation and civil conspiracy to defame and damage the Plaintiff's reputation. We filed a limited appearance and brought a motion to quash based upon lack of personal jurisdiction. Mr. Skolnick withdrew his complaint and was granted leave to amend. Mr. Skolnick informed the court that he has not filed a second amended complaint and does not intend to pursue this action. An order was entered on May 3, 2001 dismissing this lawsuit.

We were served with a lawsuit filed in the United States District Court, Eastern District of New York on February 16, 2001 by Anthony Giambrone for alleged breach of a consulting agreement. We believe that Mr. Giambrone was in default of the agreement and therefore, this lawsuit is without merit. We intend to vigorously defend this matter.

We were served with a lawsuit filed in the United States District Court, Southern District of New York on March 14, 2001 by Ladenburg Thalmann & Co. Inc. for alleged breach of an investment banking contract. We believe that this case has no merit as Ladenburg Thalmann & Co. terminated the contract and we believe that we complied with all of our obligations under the contract. We intend to vigorously defend this matter.

We are not aware of any other material legal proceedings, pending or contemplated, to which we are, or would be a party to or of which any of our property is, or would be, the subject.


ITEM 2.    CHANGES IN SECURITIES.

See Item 5. "Other Information" - Private Placements.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

               None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

               None

ITEM 5.    OTHER INFORMATION

                               Recent Developments

In February 2001, we complied with the FDA's request for additional information on Module One for our PMA of our CTLM(R) system. The FDA forwarded six questions, which asked for more detailed information and we promptly submitted our responses. We are continuing to complete and submit the data required for the remaining modules.

In February 2001, Mr. Grable received notice from the U.S. Department of Commerce, Patent and Trademark Office, that the patent for his proprietary scanning bed, a unique feature of the CTLM(R), was issued as U.S. Patent No. 6,195,580. The patent allows for a fixed horizontal platform including a top surface with an opening through which the female breast is vertically pendent using a laser beam for the detection of breast abnormalities. The patent should prevent others in the industry from utilizing a scanning bed with a laser breast imaging system that requires the patient to lie in the prone position.

In March 2001, we exhibited at the 12th annual European Congress of Radiology
(ECR) conference in Vienna, Austria. The annual ECR conference is widely recognized in Europe as the official forum at which radiologists exchange educational, scientific, health-care, political and technical information.

In March 2001, we exhibited at the 11th annual National Interdisciplinary Breast Center Conference of the National Consortium of Breast Centers, which was held in Las Vegas, Nevada. The focus of the conference was to bring together professionals involved with breast health care from across the nation to exchange ideas and learn about advances and new techniques in providing breast health care to patients.

In April 2001, we exhibited at the Breast Imaging 2001 conference in Venice, Italy. The conference is intended to provide the medical community with the innovations of breast caner prevention and treatment, including new modalities such as digital mammography and digital ultrasound, and explore the potential of three-dimensional imaging. Dr. David Richter, our Medical Director, gave a presentation at the conference on the potential benefits of CT Laser Mammography to some of the most distinguished radiologists and surgeons throughout the world.

In April 2001, we received notice from the U.S. Department of Commerce, Patent and Trademark Office that the patent for Detector Array for Use in a Laser Imaging Apparatus, was issued as U.S. Patent No. 6,211,512. The patent allows for several different optics variations while scanning the breast without contact between the breast and the optical components. This feature allows the CTLM(R) to scan the breast without the use of breast compression.

In April 2001, we submitted our third module to the FDA as part of the process for Pre-Market Approval ("PMA") of our CTLM(R) system. This module is significant because it deals with the proprietary computed algorithms (software) that are basically the heart of the CTLM(R) system.

In May 2001, we submitted our fourth module to the FDA as part of the process for Pre-Market Approval ("PMA") of our CTLM(R) system. This module consists of the preliminary clinical data which includes the non-pivotal clinical testing and melanin content data, summary of the protocols used, and an interpretation and summary of the results obtained from this testing. We are currently preparing the fifth and final module for submission to the FDA.

Clinical Update

In February 2001, we completed the patient data collection segment of our FDA approved clinical trials. The data collected has been interpreted by a radiologist and our medical director, and will be submitted with the PMA application.


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

In the event that, for whatever reason, we do not redeem the convertible preferred according to the above schedule, the holder has the right to convert the convertible preferred into common stock at a per share price equal to the lower of $1.29 (115% of the closing bid price on the day prior to the initial issuance) or 87.5% of the average of the three lowest closing bid prices (which need not be consecutive) of the 20 consecutive trading days prior to the conversion date. On December 12, 2000 we registered 5,662,465 common shares underlying the 495 shares of Series K convertible preferred stock. As of the date of this report, Charlton has converted $4,450,000 (445 shares) of Series K convertible preferred stock into an aggregate of 5,596,071common shares. We redeemed the remaining 50 shares of Series K convertible preferred stock outstanding through the sale of 664,171 common shares through our Private Equity Credit Agreement. Spinneret Financial Systems, Ltd. converted $50,000 (5 shares) of Series K convertible preferred stock into an aggregate of 63,996 common shares. We only registered 58,140 shares underlying the Spinneret Series K preferred so we had to issue 5,856 common shares with a restrictive legend. We subsequently registered the 5,856 common shares in an S-2 Registration Statement that was declared effective on March 20, 2001. There are no convertible securities outstanding as of the date of this report.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibits                             Description
--------                             -----------
(a)

3.16 Certificate of Amendment-Series K Designation. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.26 Promissory Note by and between IDSI and Cycle of Life Technologies, Inc, dated February 1, 2000. Incorporated by reference to our Post-Effective Amendment No. 4 to Registration on Form S-2, File Number 333-60405.
10.31 Securities Purchase Agreement for Series K between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.32 Registration Rights Agreement for Series K between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.33 Private Equity Credit Agreement between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.34 Registration Rights Agreement for Private Equity Agreement for $25 Million between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.35 Convertible Promissory Note between IDSI and Aspen International Ltd. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.36 Promissory Note from IDSI to Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.38 Securities Purchase Agreement between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-QSB for the quarter ending September 30, 2000 filed on November 13, 2000.
10.39 Amended Private Equity Credit Agreement dated as of November 30, 2000 between IDSI and Charlton Avenue LLC, which replaces and supersedes
         Exhibit 10.33. Incorporated by reference to our Amendment No. 2 to Registration on Form S-2, File Number 333-46546.
10.40 Stipulation for Settlement and Dismissal with Prejudice dated January 17, 2001 between IDSI and the beneficial owners of the Cycle of Life promissory note. Incorporated by reference to our registration statement on Form S-2, File Number 333-55766.


(b) Reports on Form 8-K

           NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.




Dated: May 14, 2001                 Imaging Diagnostic Systems, Inc.

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