Form 10KSB
period 2001-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2001-09-27
CIK 790652

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[Mark One]

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2001

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

Based on the average closing bid and asked prices of the common stock on the latest practicable date, September 26, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $77,546,254.

The number of shares outstanding of each of the issuer's classes of common stock, as of September 26, 2001 was 121,390,219. As of September 26, 2001, the issuer had no shares of preferred stock outstanding.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW
Imaging Diagnostic Systems, Inc. ("IDSI") is a development stage medical technology company. Since its inception in December 1993, we have been engaged in the development and testing of a Computed Tomography Laser Mammography device for detecting breast cancer in a non-invasive procedure ("CTLM(R)"). The CTLM(R) employs a proprietary laser and proprietary scanning geometry and reconstruction algorithms to detect and analyze tissue in the breast for indicia of malignancy or benignancy. The components of the laser system are purchased from two unaffiliated parties and assembled and installed by us into the CTLM(R).

In connection with the CTLM(R) clinical investigational trials, we are developing a clinical atlas of the optical properties of benign and malignant tissues with respect to absorption and scattering parameters as laser light passes through the tissue. The CTLM(R) is designed to provide the physician with objective data for interpretation and further clinical work-up. Accordingly, we believe that the CTLM(R) will improve early diagnosis, reduce diagnostic uncertainty, and decrease the number of biopsies performed on benign lesions.

BREAST CANCER
Breast cancer is one of the most common cancers among women and, notwithstanding the currently available detection modalities, is the leading cause of death among women aged 35 to 45. According to the American Cancer Society ("ACS"), approximately one in eight women in the United States will develop breast cancer during her lifetime. Nationwide, it is estimated that in 2001, 192,200 new cases of invasive breast cancer will be diagnosed among women in the United States, and approximately 40,600 women will die from this disease. Excluding skin cancers, the breast is the most frequent site of cancer among American women, accounting for 32% of incident cancers and 17% of cancer deaths. It is the second leading cause of death for American women following lung cancer and is the leading cause of cancer death among women aged 40 to 55. The annual cost of breast cancer management in the United States alone is approximately $25 billion.

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

Mammography
Mammography is a non-invasive x-ray modality commonly used for both routine breast cancer screening and as a diagnostic tool. A mammogram produces an image of the internal structure of the breast that is intended to display lesions as white spots against the black and/or white background of normal tissue. In a screening mammogram, radiologists seek to detect suspicious lesions, while in a diagnostic mammogram radiologist seek to characterize suspicious lesions. Mammograms require subjective interpretation by a radiologist and are often uncomfortable for the patient. Because x-ray mammography exposes the patient to radiation, ACS recommends that mammograms be limited to once per year. In addition, x-ray mammography is considered to be less effective for women under the age of 50 who generally have radiographically dense breast tissue. The average cost of a diagnostic mammogram is approximately $55 to $200 per procedure (an average of $113) and requires the use of capital equipment ranging in cost from approximately $75,00 to $225,000. It is expected that the CTLM(R) will cost approximately $300,000 and the cost of a bilateral exam will be $125 to $150. Due to the high capital costs associated with mammography equipment and the specialized training necessary to operate the equipment and to interpret radiographic images, mammography is usually available only at specialty clinics or hospitals.

Ultrasound
Ultrasound uses high frequency sound waves to create an image of soft tissues in the body in a non-invasive manner. Like mammography, this image requires interpretation by a physician. Ultrasound's principal role in breast cancer diagnosis has been to assist the physician in determining whether a palpable lesion is likely to be a cyst (usually benign) or a solid mass (potentially cancerous). The average cost for an ultrasound of the breast is approximately $125 to $500 per procedure (an average of $235) and requires the use of capital equipment ranging in cost from approximately $60,000 to $200,000. Again, it is expected that the CTLM(R) will cost approximately $300,000 and the cost of an exam will be $125 to $150. Like mammography, ultrasound is generally performed at specialty clinics or hospitals.

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


THE COMPANY
We have a limited history of operations. Since our inception in December 1993, we have been engaged principally in the development of the CTLM(R). We currently have no source of operating revenue and have incurred substantial net operating losses since our inception. On June 30, 2001, we had an accumulated deficit of $52,986,238 after discounts and dividends on Preferred Stock. Such losses have resulted principally from costs associated with our operations. We expect operating losses will continue for at least the next 10 months as substantial costs and expenses continue due principally to the anticipated commercialization of the CTLM(R), development of, and clinical trials for, the CTLM(R) and other product development activities. Our ability to achieve profitability will depend in large part on our ability to obtain regulatory approvals for our proposed products and to develop the capacity to manufacture and market our approved products either by ourselves or in collaboration with others. There can be no assurance as to if or when we will ever receive regulatory approvals for the commercialization of the CTLM(R), or achieve profitability. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

CTLM(R)
The CTLM(R) is a system for detecting breast cancer in a non-invasive procedure that does not require compression or x-ray. The CTLM(R) employs a proprietary laser and proprietary scanning geometry and reconstruction algorithms that create contiguous cross sectional slice images of the breast which are used in the detection and analysis of changes in the breast for indicia of malignancy or benignancy. The components of the laser system are purchased from two unaffiliated parties, and assembled and installed into the CTLM(R) by us.

Using the patient scans from our investigational clinical trials, we intend to develop a clinical atlas of the optical properties of benign and malignant tissues with respect to absorption and scattering parameters of light as it passes through the tissue. This atlas will be expanded as we obtain additional scans of breast abnormalities. The CTLM(R) is designed to provide the physician with objective data for interpretation and further clinical work-up. Accordingly, we believe that the CTLM(R) will improve early diagnosis, reduce diagnostic uncertainty, and decrease the number of biopsies performed on benign lesions. Further, the CTLM(R) does not expose the patient to ionizing radiation or painful compression, which we believe are factors contributing to the unwillingness or inability of a significant portion of the patient population to obtain a conventional mammogram.

A breast exam utilizing the CTLM(R) is non-invasive and can be performed by a medical technician in less than 15 minutes. A patient lies face down on the scanning table with a breast hanging pendulously in the scanning chamber. Once the entire breast is scanned the other breast is placed in the chamber for scanning. A bilateral breast scan (both breasts) takes approximately 15 minutes. Each scan takes approximately 6-8 minutes. The CTLM(R) has been designed in such a way as to provide the physician and patient with quick access to information concerning the probability that an identified lesion is malignant or benign. The procedure is designed to provide the physician and patient with objective, on-site, immediate diagnostic decisions, including whether or not to proceed to surgical biopsy. Further, the CTLM(R) is designed to archive and compare scans and provide the patient with a computer disc (CD) with images produced from the date of her scan.

Comparison to Existing Diagnostic Modalities
The CTLM(R) differs from currently available breast imaging modalities employed for the detection of breast cancer in that the CTLM(R) will generate more precise information for the clinician or doctor. The CTLM(R) is designed to generate, depending on the size of the breast, approximately 20 cross-sectional images of a breast. A conventional screening mammography exam generates two images of the breast. Cross-sectional imaging will allow a doctor or clinician to isolate the location of the abnormality within the breast. By doing so, there is greater resolution of the area where the specific abnormality resides.

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

Scanning of the breast with the CTLM(R) utilizes no compression of tissue. The laser and detector array orbits 360 degrees around the breast, gathering data that is used to reconstruct multiple cross-sectional images of the breast's internal structures. We believe that such images will provide the physician with increased accuracy in lesion location, as well as determination of the extent and involvement of breast disease. The CTLM(R) will also be able to produce a near three-dimensional view.

Breast augmentation through the use of either silicone or saline implants renders another difficult situation when employing conventional mammography for imaging. Although radiographic and positioning techniques have vastly improved the ability to compress and image more breast tissue than ever before, there still remains a certain amount of breast tissue unable to be imaged due to its placement around the implant. Due to the free suspension of the breast in the CTLM(R) scanning chamber, and the ability of the CTLM(R) to image the breast from the chest wall to the nipple, data can be collected from around the entire breast. The scanning capacity of the CTLM(R) laser light transmission through the breast is not impeded by silicone or saline implants.

We believe there is a significant market opportunity for objective breast cancer management technology which does not include discomfort and exposure to radiation. We believe that use of the CTLM(R) to detect breast cancer will be especially promising for women between the ages of 20 to 50 (over 50 million women in the United States) for whom x-ray mammography has lower efficacy. These women often present diffuse palpable benign breast conditions, which can mask malignancies or pre-malignant conditions.

FLUORESCENCE IMAGING
We are investigating the use of fluorescent and PDT compounds in conjunction with the CTLM(R) for detection of breast abnormalities. Certain molecules exhibit the phenomenon of emitting light after being illuminated by light of the appropriate wavelength, i.e., from a laser. This characteristic is referred to as fluorescence. The compounds that produce fluorescence are commonly referred to as fluorescent dyes or simply "dyes". A number of pharmaceutical companies are developing fluorescent dyes that selectively attach to specific types of cells, one of which is PDT compounds, a cancer-seeking drug activated by light. When cells with the dye attached are illuminated with light of the proper wavelength, the dye will fluoresce at a unique wavelength. If the dye has been designed to attach to cancer cells, the fluorescence will be produced at the location where the cancer cells are situated.

We have signed non-disclosure/confidentiality agreements with two of these companies in order to share technology for the use of the CTLM(R) with fluorescence and PDT's. In February 1999, we demonstrated that the CTLM(R) has the ability to both excite fluorescent dyes and to detect the fluorescent light produced by the dye. These experiments were conducted by placing fluorescent dyes inside a breast equivalent phantom and producing an image of the fluorescence using data acquired by the CTLM(R). The CTLM(R) was adjusted to produce laser light of the required wavelength and had optical filters installed to allow the detectors to sense only the fluorescent light. The ability to excite the dye, detect the location of the fluorescence within the simulated breast, and create an image of the result has not, to our knowledge, been accomplished before. In January 1997, we applied for a patent for a fluorescence-imaging scanner. The Patent was issued on September 14, 1999, as Patent No 5,952,664.

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


GOVERNMENT REGULATION

United States Regulation
The United States Food and Drug Administration (the "FDA") has regulatory authority over the testing, manufacturing, and sale of the CTLM(R) in the United States. Because the CTLM(R) is a medical device, it is subject to the relevant provisions of the Federal Food, Drug and Cosmetic Act (FD&C Act") and its implementing regulations. Pursuant to the FD&C Act, the FDA regulates, among other things, the manufacture, labeling, distribution, and promotion of the CTLM(R) in the United States. The FD&C Act requires that a medical device must (unless exempted by regulation) be cleared or approved by the FDA before being commercially distributed in the United States. The FD&C Act also requires that manufacturers of medical devices, among other things, comply with specific labeling requirements and manufacture devices in accordance with Good Manufacturing Practices ("GMPs"), which require that companies manufacture their products and maintain related documentation in a conformed manner with respect to manufacturing, testing, and quality control activities. The FDA inspects medical device manufacturers and distributors, and has broad authority to order recalls of medical devices, to seize non-complying medical devices, to enjoin and/or impose civil penalties, and to criminally prosecute violators.

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

The FD&C Act further provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA. Manufacturers of Class III devices must apply to the FDA for pre-marketing approval ("PMA") before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. A PMA application is typically a complex submission, usually including the results of clinical studies, and preparing an application is a detailed and time-consuming process.

Once a PMA application has been filed, the FDA has by regulation 180 days to review it; however the review time may be extended by the FDA asking for additional information or clarification of information already provided in the submission. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's quality system regulations commonly referred to as QSR's prior to approval of a PMA. The PMA process is a lengthy and expensive one, and there can be no assurance that a PMA application will be approved within 180 days. We expect to submit our PMA application by the end of 2001 and will request expedited review of our PMA application. See Item 1. "Business-Regulatory and Clinical Status, United States/FDA". If we were unable to obtain prompt FDA approval, it would have a material adverse effect on our business and financial condition and would result in postponement of the commercialization of the CTLM(R). See "Regulatory and Clinical Status".

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

Foreign Regulation
Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. The laws of certain European and Asian countries may permit us to begin marketing the CTLM(R) in Europe and Asia before marketing would be permitted in the United States. In order to sell our products within the European Economic Area ("EEA"), companies are required to achieve compliance with requirements of the Medical Devices Directive ("MDD") and affix a "CE" marking on their products to attest such compliance. In Europe, we have obtained the certifications necessary to enable the CE mark to be affixed to our products in order to conduct sales in member countries of the EEA, subject to compliance with additional regulations imposed by individual countries. In obtaining these certifications, we utilized the services of UL International (UK). Ltd. as our notified body ("NB"). An NB is a regulatory body from the private sector that is responsible for the review and approval of the documentation submitted by us in order to enable the CE mark to be affixed to products. Certain standards and steps were complied with in order to obtain the CE mark in order to distribute the CTLM(R) in the EEA. These standards include risk assessment, quality assurance and labeling. The listed standards are for the EEA market only and additional document requirements and standards exist for other markets.

In addition, unapproved products subject to the PMA requirements must receive prior FDA Certificate of Exportability in order to be exported outside of the United States. On September 25, 2001, we received from the FDA a Certificate of Exportability for the CTLM(R).


REGULATORY AND CLINICAL STATUS

United States/FDA In June 1998, the FDA granted our application for an investigational device exemption ("IDE") in order to conduct human clinical trials of the CTLM(R) beyond the very limited trials we conducted in 1996. The IDE permitted us to scan 20 patients at our in-house facilities in Plantation, Florida, subject to review and monitoring by an Institutional Review Board ("IRB"). The IRB consisted of seven physicians and one physicist, all unaffiliated with us whose task was to assure, both in advance and by periodic review, that appropriate steps are taken to protect the rights and welfare of the persons participating as subjects of our research. The IRB was not responsible for nor did it participate in obtaining the data, the interpretation of data or clinical results, or the approval of the CTLM(R). In September 1998, we formally submitted the first and second series of the 20 patient in-vivo

(human) images and corresponding interpretation data to the FDA.

The FDA responded to the submission in October 1998 asking that we limit future submissions to significant findings, milestones, annual reports, or changes that may affect the safety of the CTLM(R). In all we scanned 20 women at our in-house facility. These scans produced no significant findings, milestones or changes that would affect the safety of the CTLM(R) so there were no additional submissions except for our request to expand the study to the Nassau County Medical Center in East Meadow, New York ("NCMC"), where access to women with breast cancer would be more practical.

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

The IRB for NCMC is comprised of 23 unaffiliated members. The IRB was already formed and was not impaneled specifically for the CTLM(R) investigational clinical trials.

The results of each patient's scan are compared to her mammogram by NCMC and then the scan and the mammogram are forwarded to us for our review. The comparisons may be done individually after each scan or in batches. Depending on the quality of the images, the software or hardware of the CTLM(R) may be adjusted to obtain maximum clarity.

In November 1999, we received FDA approval to use the University of Virginia Health System ("UVA Hospital") as the second approved testing site for the CTLM(R) breast imaging device. The UVA Hospital testing site follows an IDE protocol similar to the one approved for NCMC. The UVA Hospital clinical investigational trials began in November 1999. The FDA approved protocol under the IDE provides for a total of 275 subjects to be tested at each of the NCMC and the UVA Hospital sites.

In March 2000, we submitted to the FDA an interim report on the trials being conducted at NCMC and the UVA Hospital sites. The report contains statistical results as well as comparative mammography and CTLM(R) images of malignant and benign case studies.

Clinical investigation of the use of indocyanine green as an optical breast imaging contrast agent commenced at the UVA Hospital in May 2000 and in July 2000 at NCMC. The CTLM(R) scanner has been used to excite the indocyanine green in the patient's blood and detect the radiated fluorescence. The rate at which the indocyanine green travels through the breast has been measured. Investigation is ongoing to evaluate how these observed parameters could be used to enhance detectability of breast abnormalities. Additionally, we are developing an atlas of clinical examples on CD-ROM for teaching purposes. With a large number of examples of each breast condition typically encountered, the atlas is expected to be of great value.

In order to sell the CTLM(R) commercially in the United States, we must obtain marketing clearance from the FDA. A PMA application must be supported by extensive data, including pre-clinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Under the Food, Drug, and Cosmetic Act, the FDA has 180 days to review a PMA application, although in certain cases the FDA substantially expands that time period through requests for additional information or clarification of existing information.

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


After reviewing the FDA Modular Submission sequence of a PMA application, we decided to request permission to follow the guidelines of the "Standardized Shell for Modular Submission" for the FDA approval process. The FDA granted the request and assigned a Modular Shell Control Number and a general description of items required for the submission. Although we believe that our PMA will qualify for expedited review, there can be no assurance that any such review will be granted or if granted, that the PMA will be approved, or that such approval will be received on a timely basis. See "Government Regulation".

Below is a table indicating the status of our FDA Modular Submission :


Module #     Description of Module Submission       Date Filed    Date Approved
--------     --------------------------------       ----------    -------------
Module 1     General Information & Safety           9/27/2000     Pending
Module 2     Software                               4/17/2001     6/12/2001
Module 3     Non-Pivotal Clinical                   5/1/2001      8/13/2001
Module 4     Manufacturing & Quality Systems        1/2/2001      9/25/01
PMA          PMA Submission                         Not Filed

In February 2001 we completed the patient data collection segment of our FDA approved clinical trials. The results of these trials were submitted as non-pivotal clinical studies in Module 3. In August 2001 we renewed our clinical investigational contract with University of Virginia Health System to continue clinical testing of the CTLM(R). These studies will be used in our PMA submission and our CD-ROM clinical atlas.


Product Quality and Safety

Product Safety Evaluation -We believe that one of the most important aspects of product safety is the design of the product. If safety standards are not considered through the design of the product, the product safety evaluation may require that the mechanical and electrical parts of the product be re-designed. Throughout the CTLM(R) design process, we have made every effort to confirm that it complies with all domestic and international safety standards. New requirements, or new interpretations of existing requirements, may affect the CTLM(R). In January 2001 we received notice of completion for world-wide safety classification of our CTLM(R) system from Underwriters Laboratories Inc. (UL).

Quality Assurance -We have implemented and intend to maintain a full quality system at our corporate offices. Our Quality Assurance Manager ("QAM") has completed the process of implementation in accordance with the required standards. After implementation of the quality system, auditors from Underwriters Laboratories completed an assessment of our quality systems. UL found us in compliance with ISO 9002 and in May 2001 issued a certificate signifying such compliance for the manufacture and servicing of laser-based diagnostic mammography imaging systems.


SALES AND MARKETING
At present, our CEO is also the Director of Sales. See "Management." As Director of Sales, she is in charge of locating, obtaining, and coordinating with strategic marketing and distribution companies who have established marketing capabilities, both domestic and international. The target domestic market includes most of the over 10,000 mammography centers across the United States, which are located in both large and small hospitals and in private clinics. The international target market is large government and private hospitals.

Since the field of Medical Optical Imaging is relatively new to most radiologists and mammographers, the extent that, and rate at which, the CTLM(R) achieves market acceptance and penetration will depend on many variables. These include, but are not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy, and cost-effectiveness of the CTLM(R), and the advantage of the CTLM(R) over existing technology and cancer detection methods. We have focused our efforts on establishing a presence at major Breast Imaging Conferences that are held each year. Failure of our products to gain market acceptance would have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance that physicians or the medical community in general will accept and/or utilize the CTLM(R).

In order to market any products we may develop, we will have to develop a marketing and sales force with technical expertise and distribution capability. There can be no assurance that we will be able to establish sales and distribution capabilities or that we will be successful in gaining market acceptance for any products we may develop.

International Sales
The laws of certain European and Asian countries may permit us to begin marketing the CTLM(R) in Europe and Asia before marketing would be permitted in the United States. See "Government Regulation". We intend to commence international sales of the CTLM(R) in Europe and Asia prior to commencing commercial sales in the United States, where sales cannot occur unless and until we receive pre-market approval from the FDA. Until we receive pre-market approval from the FDA to market the CTLM(R) in the United States, as to which there can be no assurance, our revenues, if any, will be derived from sales to international distributors. A significant portion of our revenues, therefore, may be subject to the risks associated with international sales, including economical and political instability, shipping delays, fluctuation of foreign currency exchange rates, foreign regulatory requirements and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a timely basis. Future imposition of, or significant increases in the level of customs, duties, export quotas or other trade restrictions could have a material adverse effect on our business, financial condition and results of operations. The regulation of medical devices, particularly in Europe, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on us.

We currently have an application pending with Health Canada which upon approval, would enable us to sell the CTLM(R) in Canada.

INTERNATIONAL DISTRIBUTORS

Since 1997, we have entered into international distribution agreements with distributors in various countries. These agreements provide for initial terms of two to three years, beginning upon our receipt of the PMA. Each agreement contains a minimum sales quota adapted to the country in question and contains a one or two-year extension in the event that the sales quota for the initial term is met. After receiving the CE Mark, UL safety classification and ISO 9002, a review of our existing distributors was made by management to determine which of the distributors have fulfilled their obligations and have demonstrated their willingness to launch sales of the CTLM(R) in their respective countries. As a result of this review several distributors were terminated.

In April 2001, after the mutual termination of our initial Canadian distributor, Cycle of Life Technologies, Inc., we entered into a distribution agreement with Medical Imaging Systems, Inc. ("MIS"), a distributor of medical products based in Ontario, Canada. This agreement gives MIS the exclusive right to distribute and sell the CTLM(R) in Canada for a period of three years with the possibility of a five-year extension of the exclusive distribution and sales rights if MIS purchases a minimum of two CTLM(R) systems in Canada at a purchase price of $250,000 per system during the first six months following Health Canada approval of sale of the CTLM(R); if this requirement is not met, we would be able to terminate the agreement. As of the date of this filing, we have not received approval from Health Canada nor have we earned any revenues from this agreement.

We are currently negotiating with a potential distributor in Mexico after termination by mutual agreement in August 2001 of our initial Mexican distributor.

In July 2001 we entered into an exclusive distribution agreement with Medical Imaging Services, Ltd. of the UK. The agreement is for a term of two years, with a renewal option by us for an additional two years, provided that the sales quota and performance standards in the initial two-year term of the distribution agreement are met.

The following is a summary of our existing international distribution agreements. All agreements are exclusive, except as indicated:

                      INTERNATIONAL DISTRIBUTORS BY COUNTRY

 Country                    Term      Renewal Period
 -------                    ----      --------------
Australia                  3 years        2 years
Bosnia                     3 years        5 years
Brunei                     3 years        2 years
Canada                     3 years        5 years
China                      3 years        2 years
Egypt                      3 years        5 years
Hong Kong                  3 years        2 years
India                      3 years        2 years
Indonesia                  3 years        2 years
Iran                       3 years        5 years
Iraq                       3 years        5 years
Israel                     2 years        2 years
Jordan                     3 years        5 years
Kuwait                     3 years        5 years
Lebanon                    3 years        5 years
Macau                      3 years        2 years
Macedonia                  3 years        5 years
Malaysia                   3 years        2 years
New Zealand                3 years        2 years
Philippines                3 years        2 years
Poland                     3 years         1 year
Portugal                   3 years         1 year
Qatar                      3 years        5 years
Saudi Arabia               3 years        5 years
Singapore                  3 years        2 years
Slovenia                   3 years        5 years
Spain                      3 years         1 year
Syria                      3 years        5 years
Taiwan                     3 years        2 years
Thailand                   3 years        2 years
Turkey                     3 years        5 years
United Arab Emirates       3 years        5 years
United Kingdom             2 years        2 years
Yemen                      3 years        5 years

While our distribution agreements contain sales quotas and other provisions which allow us to terminate the agreements upon breach by the distributor, the laws of many countries provide special statutory protections, which do not exist in the United States, for distributors of imported products. Consequently, in many countries we may find it very difficult, if not impossible to terminate a non-performing exclusive distributor and replace that distributor with a more capable distributor. We could be materially adversely affected if we are unable to promptly terminate non-performing exclusive distributors in major markets for the CTLM(R).

THIRD-PARTY REIMBURSEMENT; HEALTH CARE REFORM

In the United States, suppliers of health care products and services are greatly affected by Medicare, Medicaid, and other government insurance programs, as well as by private insurance reimbursement programs. Third-party payors (Medicare, Medicaid, private health insurance companies and other organizations) may affect the pricing or relative attractiveness of our products by regulating the level of reimbursement provided by such payors to the physicians and clinics utilizing the CTLM(R) or by refusing reimbursement. If examinations utilizing our products were not reimbursed under these programs, our ability to sell our products may be materially and/or adversely affected. There can be no assurance that third-party payors will provide reimbursement for use of our products. Several states and the U.S. government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending on health care items and services, limit coverage for new technology and limit or control the price health care providers and drug and device manufacturers may charge for their services and products, respectively. If adopted and implemented, such reforms could have a material adverse effect on our business, financial condition and results of operations. In international markets, reimbursement by private third-party medical insurance providers, including governmental insurers and independent providers, varies from country to country. In certain countries, our ability to achieve significant market penetration may depend upon the availability of third-party governmental reimbursement. Revenues and profitability of medical device companies may be affected by the continuing efforts of governmental and third party payers to contain or reduce the cost of health care through various means.

PRODUCT LIABILITY

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of cancer detection products. Significant litigation, not involving us, has occurred in the past based on allegations of false negative diagnoses of cancer. While the CTLM(R) is being developed as an adjunct to other diagnostic techniques, there can be no assurance that we will not be subjected to future claims and potential liability. The FDA does not require liability insurance and we therefore did not acquire it for our in-house clinical investigational trials. At present we carry $3,000,000 in product liability insurance for both clinical sites and will continue to carry it for further clinical testing and subsequent distributors.

COMPETITION
The medical device industry generally, and the cancer diagnostic imaging segments in particular, are characterized by rapidly evolving technology and intense competition. Other companies in the medical device industry may be developing, or could in the future attempt to develop, additional products that are competitive with the CTLM(R). The market in which we intend to participate is highly competitive. Many of the companies in the cancer diagnostic and screening markets have substantially greater technological, financial, research and development, regulatory, manufacturing, human and marketing resources, and experience than we do. Our competitors may succeed in developing or marketing technologies and products that are more effective or less costly than ours, or that would render our technology and products obsolete or noncompetitive. We may not be able to compete against such competitors and potential competitors in terms of manufacturing, marketing, and sales.

The CTLM(R) will be competing primarily with established imaging equipment such as x-ray mammography equipment, ultrasound or high definition ultrasound systems, Magnetic Resonance Imaging ("MRI") systems, and thermography, diaphonography and transilluminational devices. Physicians presently using these customary types of imaging equipment may be reluctant to use a new product. Although we believe that our products may offer certain technological advantages over our competitors' currently marketed products, earlier entrants in the market for a diagnostic application often obtain and maintain significant market share relative to later entrants.

Currently, mammography is employed widely and our ability to sell the CTLM(R) to medical facilities will, in large part, be dependent on our ability to demonstrate the clinical utility of the CTLM(R) as an adjunct to mammography and physical examination and our advantages over other available diagnostic tests. The competition for developing a commercial device utilizing computed tomography techniques and laser technology is difficult to ascertain given the proprietary nature of the technology. There are a significant number of academic institutions involved in various areas of research involving "optical medical imaging" which is a shorthand description of the technology the CTLM(R) utilizes. A brief list of the most prestigious of these institutions includes the University of Pennsylvania, The City College of New York, and University College London. Two of these institutions have granted licenses on certain patented technologies to two companies: University of Pennsylvania - Non-Invasive Technologies; City College of New York - MediScience, Inc.

Methods for the detection of cancer are subject to rapid technological innovation and there can be no assurance that future technical changes will not render our CTLM(R) obsolete. There can be no assurance that the development of new types of diagnostic medical equipment or technology will not have a material adverse effect on our business, financial condition, and results of operations.

PATENTS

The patent for the CTLM(R) was issued in December 1997 under Patent Number 5,692,511 (the "Patent"). The Patent has a total of 4 independent claims and 24 subordinate claims. The independent claims serve to provide an overall outline of the disclosure of the invention. The subordinate claims provide additional information to identify pertinent details of the invention as they relate to the respective specific independent claim. We own the rights to the Patent for its 17-year life pursuant to an exclusive patent licensing agreement with the late Richard Grable, who invented the CTLM(R) and served as our Chief Executive Officer and whose estate has owned the Patent since his death in August 2001. See "Patent Licensing Agreement" and "Certain Transactions."

In September 1999, we were issued a patent for a laser imaging apparatus using biomedical markers that bind to cancer cells. This patent was issued under Patent Number 5,952,664 and is owned by the Company. The biomedical marker we are currently testing is a fluorescent marker. We plan to continue studying other biomedical markers in conjunction with major pharmaceutical companies as a potential advanced diagnostic feature to be used with our CTLM(R) system. The CTLM(R) in combination with the fluorescent feature has the potential to be used with photodynamic therapy (PDT) to aid in the treatment of breast cancer.

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

In August 2000, we were issued a patent for: "Detector Array for Use in a Laser Imaging Apparatus". The patent was issued under Patent Number 6,100,520 and is owned by the Company. This patent describes the several different variations that can be used while scanning the breast without any contact between the breast and the optical components. Unlike the conventional method, this unique feature allows the CTLM(R) to scan the breast without the use of breast compression.

In October 2000, we were issued a patent for: "Method of Reconstructing an Image Being Scanned". The patent was issued under Patent Number 6,130,958 and is owned by the Company. This patent describes the algorithms used to reconstruct images from data acquired from CTLM(R) scans.

In December 2000, we were issued a patent for: "Detector Array With Variable Gain Amplifiers For Use In A Laser Imaging Apparatus". The patent was issued under Patent Number 6,150,649 and is owned by the Company. This patent describes the proprietary electronics used in the CTLM(R) detector array.

In February 2001, Mr. Grable was issued a patent for "Diagnostic Tomographic Laser Imaging Apparatus". This patent was issued for his proprietary scanning bed, a unique feature of the CTLM(R), and was issued as U.S. Patent Number 6,195,580. The patent allows for a fixed horizontal platform including a top surface with an opening through which the female breast is vertically pendent using a laser beam for the detection of breast abnormalities. The patent should prevent others in the industry from utilizing a scanning bed with a laser breast imaging system that requires the patient to lie in the prone position.

In April 2001, we were issued a patent for: "Detector Array for Use in a Laser Imaging Apparatus". The patent was issued under Patent No. 6,211,512 and is owned by the Company. The patent allows for several different optics variations while scanning the breast without contact between the breast and the optical components. This feature allows the CTLM(R) to scan the breast without the use of breast compression.

Below is a table indicating all United States patents pending or issued with regard to Optical Tomography:

                         U.S. PATENTS PENDING AND ISSUED

  PCT Appl.                      For                      Case #    Serial #     Filing Date    Patent #    Patent Date
     Yes      Diagnostic Tomographic Laser Imaging         6356    08/484,904      6/7/95       5,692,511     12/2/97
              Apparatus
              (Electronics & Imaging)
     Yes      Diagnostic Tomographic Laser Imaging       6356-US   08/952,821      7/31/98      6,195,580     2/27/01
              Apparatus
              (Patient Support Structure) in addition
              to above

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

  PCT Appl.   For                                         Case #    Serial #     Filing Date    Patent #    Patent Date
     No       Data Acquisition Technique                   6570    60/032,592     11/29/96       Pending




  PCT Appl.   For                                         Case #    Serial #     Filing Date    Patent #    Patent Date
     No       Data Acquisition Technique Using Wall Eye    6571    60/032,593     11/29/96       Pending

  PCT Appl.   For                                         Case #    Serial #     Filing Date    Patent #    Patent Date
     No       Detector Array with Variable Amplifiers     6572-1   08/979,328     11/26/97      6,150,649     11/21/00
              for Use
              in a Laser Imaging Device

  PCT Appl.   For                                         Case #    Serial #     Filing Date    Patent #    Patent Date
     Yes      Detector Array for Use in a Laser Imaging   6573-1   08/963,760      11/4/97      6,100,520      8/8/00
              Apparatus

  PCT Appl.   For                                         Case #    Serial #     Filing Date    Patent #    Patent Date
     No       Detector Array for Use in a Laser Imaging   6573-2   09/627,148      7/27/00      6,211,512      4/3/01
              Apparatus (WideEye-2 or more rows of
              Detectors)

  PCT Appl.   For                                         Case #    Serial #     Filing Date    Patent #    Patent Date
     No       Detector Array for Use in a Laser Imaging   6573-3   09/816,375      3/26/01       Pending
              Apparatus (FleetEye)

  PCT Appl.   For                                         Case #    Serial #     Filing Date    Patent #    Patent Date
     Yes      Method for Reconstructing the Image of an   6574-1   08/979,624     11/28/97      6,130,958     10/10/00
              Object
              Scanned with a Laser Imaging Apparatus

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

  PCT Appl.   For                                         Case #    Serial #     Filing Date    Patent #    Patent Date
     Yes      Time-Resolved Breast Imaging Device          6707    09/199,440     11/25/98       Pending

  PCT Appl.   For                                         Case #    Serial #     Filing Date    Patent #    Patent Date
     Yes      CCD Array Used as a Multiple Detector        6825    09/497/691      2/4/99        Pending

  PCT Appl.   For                                         Case #    Serial #     Filing Date    Patent #    Patent Date
     Yes      Suppression of Optical Reflection            6996    09/829,443      4/10/01       Pending
              in Medical Optical Imaging Scanner

  PCT Appl.   For                                         Case #    Serial #     Filing Date    Patent #    Patent Date
     Yes      Multiple Wavelength Simultaneous Data        6997    09/851,437      5/9/00        Pending
              Acquisition Device for Breast Imaging

  PCT Appl.   For                                         Case #    Serial #     Filing Date    Patent #    Patent Date
     No       Use of Fluorescent Dye to Facilitate         7035    09/922,952      8/7/00        Pending
              Surgery

Neither Mr. Grable's estate nor we hold foreign patents; however; the table below sets forth certain information with regard to the patents that have been applied for.

         FOREIGN PATENT APPLICATIONS PENDING

Country                     Intl. Appl. #         Filing Date
-------                     -------------         -----------
Australia                   29998/95              7/10/95
Canada                      2223606               7/10/95
China                       95197940.X            7/10/95
European Patent Office      95926136.3            7/10/95
Japan                       9-500394              7/10/95
Mexico                      979830                12/08/97
European Patent Office      97948135.5            11/7/97
Hong Kong                   00107616.9            11/28/00
PCT (1)                     PCT/US97/19614        11/7/97
PCT (1)                     PCT/US97/19615        11/7/97

European Patent Office      97951435.3            11/28/97
Hong Kong                   00107617.8            11/28/00
PCT (1)                     PCT/US97/20970        11/28/97
European Patent Office      97954133.1            11/28/97
Hong Kong                   00107618.7            11/28/00
PCT (1)                     PCT/US97/23160        11/28/97
PCT (1)                     PCT/US99/04287        4/1/99
Canada                      2309214               11/15/98
China                       98811502.6            5/24/00
European Patent Office      98958682.1            11/25/98
Hong Kong                   01101586.7            3/5/01
Japan                       IP-201742             11/15/98
PCT (1)                     PCT/US98/24938        11/25/98
PCT (1)                     PCT/US00/00516        2/4/00
PCT (1)                     PCT/US01/08648        4/11/01

         (1) PCT is the Patent Cooperation Treaty

We intend to file for patents on products, including the CTLM(R), for which we believe the cost of obtaining a patent is economically reasonable in relation to the expected protection obtained. There can be no assurances that any patent that we apply for will be issued, or that any patents issued will protect our technology. If the patents we license or obtain are infringed upon, or if we are required to defend any patent infringement cases brought against us, that will require substantial capital, the expenditure of which we might not be able to afford.

PATENT LICENSING AGREEMENT
IDSI was formed in December 1993 for the sole purpose of developing and commercializing Richard Grable's invention, a CT laser breast-imaging device (the "Mammoscan(TM)"). The Mammoscan(TM) had already been exhibited at the Radiology Society of North America ("RSNA") 1989 session and held the promise of a new, emerging technology for the detection of breast abnormalities without compression or ionizing X-rays. This device used a laser diode for its energy source and a 386 processor that was extremely slow. Once the technology became available to speed up the processing, IDSI's founders (Richard Grable, Linda Grable and Allan Schwartz) believed that this device would be a major breakthrough in the early detection of breast cancer.

Mr. Grable invented the CTLM(R) by making major improvements in the Mammoscan(TM) technology. In June 1998, we finalized an exclusive patent license agreement with Mr. Grable, which encompasses the technology for the CTLM(R). IDSI and Mr. Grable had previously entered into an oral agreement for the exclusive license for the CTLM(R) patent (the "Patent") that was never memorialized in written form. The term of the license is for the life of the Patent (17 years) and any renewals, subject to termination, under specific conditions. As consideration for this license, we issued to Mr. Grable 7,000,000 shares of common stock. In addition, we agreed to pay Mr. Grable a royalty based upon a percentage, ranging from 6% to 10%, of the net selling price (the dollar amount earned from our sale, both international and domestic, before taxes minus the cost of the goods sold and commissions or discounts paid) of all the products and goods in which the patent is used. Mr. Grable agreed that these royalty provisions will not apply to any sales and deliveries of CTLM(R) systems made by IDSI prior to receipt of the PMA for the CTLM(R). In addition, following issuance of the PMA, IDSI and Mr. Grable agreed that Mr. Grable would be paid guaranteed minimum royalties of at least $250,000 per year based on the sales of the products and goods in which the CTLM(R) patent is used. Due to Mr. Grable's death in August 2001, his interest in the patent license agreement passed to his estate, which is now in probate proceedings. Our Chief Executive Officer, Mr. Grable's widow Linda Grable, is the principal beneficiary of Mr. Grable's estate.

The following table sets forth the Patent licensing royalty structure:


      ANNUAL NET SELLING PRICE                    PERCENTAGE
      ------------------------                    ----------
      $0 to $1,999,999                                10%
      $2,000,000 to $3,999,999                        9%
      $4,000,000 to $6,999,999                        8%
      $7,000,000 to $9,999,99                         7%
      Greater than $10,000,000                        6%

EMPLOYEES
As of the date of this Report, we have 47 full-time employees, including our four executive officers. A majority of our employees (32) are employed in the areas of scientific and product research and development. Our ability to provide our services is dependent upon our recruiting, hiring and retaining qualified technical personnel. To date, we have been able to recruit and retain sufficient qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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


ITEM 2.  DESCRIPTION OF PROPERTY

Our facilities are located at 6531 N.W. 18th Court, Plantation, Florida. The facilities are owned by us and comprise a 24,000-sq. ft. building with ample space to expand, located on a 5-acre landscaped tract. In April 1999, we placed a mortgage on our property in connection with the issuance of a Convertible Debenture to Charlton Avenue LLC. Upon the full conversion of the debenture in June 2000, we received and recorded a discharge of mortgage. See "Unregistered Sales of Securities - Private Placement of Convertible Debentures." We believe that our facility is adequate for our current and reasonably foreseeable future needs. We intend to assemble the CTLM(R) at our facility from hardware components that will be made by vendors to our specifications. The software components of the device are developed in-house by us.

ITEM 3.  LEGAL PROCEEDINGS


On May 1, 2000, we filed a civil lawsuit against DOE 1 a/k/a DEIGHTON and DOE 2 a/k/a docpatel in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. CACE 00-006881 (04) for defamation and tortious interference with our contracts and business relationships.

The civil lawsuit filed against Doe 1 a/k/a DEIGHTON is still pending and seeks permanent relief which would restrain Doe 1 and his/her agents, etc. from making any statement or engaging in any conduct to intentionally interfere with any contractual/business relationship by and between IDSI, Richard Grable and Linda Grable and our customers, shareholders and/or investors, and for damages, attorney fees, costs and interest in excess of $15,000. A Summons and Verified Complaint was served on the Doe 1 and a Response was filed by Diane M. Strait, a former employee of the company. The defendant, Ms. Strait has admitted to being the author, with her husband, Robert Leonard of over 1,000 postings on the Raging Bull message boards regarding us. Our motion for a temporary injunction was denied on November 3, 2000. We are currently conducting discovery in this case and intend to seek a permanent injunction to prevent the dissemination of materially false information. On December 18, 2000, we served an amended complaint, which added Mr. Leonard as a defendant in the lawsuit. Diane Strait filed a counterclaim for defamation against us. We filed a motion to dismiss this counterclaim for failure to state cause of action. Our motion to dismiss was granted and the defendants were given leave to amend their counterclaim. The defendants have amended their counterclaim and we have filed a motion to dismiss. We believe that this counterclaim is without merit. We intend to vigorously prosecute this action and defend the counterclaim.

On June 16, 2000 we filed a motion for the issuance of an Interlocutory and Permanent Injunction against David J. Hall, Ph.D. (a former employee) and ART Advanced Research Technologies Inc. (his current employer) in the Superior Court of the Province of Quebec, District of Montreal, Case No. 500-05-058294-008 seeking to enjoin Dr. Hall not to use or divulge trade secrets or other confidential information to ART and to enjoin Dr. Hall from breaching his duty of loyalty and contractual obligation of confidentiality and non-competition. Both Dr. Hall and ART have sworn that Dr. Hall has not divulged or used and will not divulge or use any confidential information that he obtained from us. A Desistment was filed with the court on January 16, 2001, which essentially is a discontinuance of the claim, unless it is revealed that Dr. Hall has actually disclosed confidential information.

We were served with a lawsuit in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. 00-19919 on November 22, 2000, by Irving Schwab, et.al. for allegedly breaching a promissory note by and between the Company and Cycle of Life, dated January 27, 2000. All parties entered into voluntary mediation and a mutually agreeable settlement ensued. On January 22, 2001 the Court entered an Order approving the Stipulation for Settlement and Dismissal with Prejudice. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources").

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

We were served with a lawsuit filed in the United States District Court, Eastern District of New York on February 16, 2001 by Anthony Giambrone for alleged breach of a consulting agreement. Mr. Giambrone sent notice of exercise of all of his warrants to purchase 500,000 shares of our common stock at a price of $.93 per share on February 10, 2000, as provided in the consulting agreement. On March 17, 2000, he tendered only $100,000, representing partial payment for the warrants and received the 107,527 shares corresponding to the payment. No further payments were made and the warrants expired on July 26, 2000. Mr. Giambrone is seeking 392,473 unrestricted shares of common stock or alternatively, damages of at least $430,645. We believe that Mr. Giambrone was in default of the agreement and therefore, this lawsuit is without merit. We intend to vigorously defend this matter.

We were served with a lawsuit filed in the United States District Court, Southern District of New York on March 14, 2001 by Ladenburg Thalmann & Co. Inc. for alleged breach of an investment-banking contract. We believe that this case has no merit as Ladenburg Thalmann & Co. terminated the contract and we believe that we complied with all of our obligations under the contract. On or about May 25, 2001 we moved to dismiss the complaint on the grounds that Ladenburg's breach of contract claims are barred by its execution of a release. The motion to dismiss is pending before the Court. No other formal discovery has taken place in the action. We intend to vigorously defend this matter.

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


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the NASDAQ's OTC Bulletin Board market under the symbol IMDS. There has been trading in our common stock since September 20, 1994. The following table sets forth, for each of the fiscal periods indicated, the high and low bid prices for the common stock, as reported on the OTC Bulletin Board. These per share quotations reflect inter-dealer prices in the over-the-counter market without real mark-up, markdown, or commissions and may not necessarily represent actual transactions.

     QUARTER ENDING                         HIGH BID           LOW BID

FISCAL YEAR 2000
First Quarter                                 $0.33             $0.11
Second Quarter                                $0.80             $0.08
Third Quarter                                 $5.75             $0.81
Fourth Quarter                                $3.03             $1.01

FISCAL YEAR 2001
First Quarter                                 $3.44             $1.13
Second Quarter                                $2.84             $0.88
Third Quarter                                 $1.96             $0.99
Fourth Quarter                                $1.30             $0.67

FISCAL YEAR 2002
First Quarter (through September 26, 2001)    $1.05             $0.52

On September 26, 2001, the closing trade price of the common stock as reported on the OTC Bulletin Board was $.80. As of such date, there were approximately 1,455 registered holders of record of our common stock.

SALE OF UNREGISTERED SECURITIES

Private Placement of Preferred Stock

We have had to rely on the private placement of preferred and common stock to obtain working capital. In deciding to issue preferred stock pursuant to the private placements, we took into account the number of common shares authorized and outstanding, the market price of the common stock at the time of each preferred sale and the number of common shares the preferred stock would have been convertible into at the time of the sale. At the time of each private placement of preferred stock there were enough shares, based on the price of our common stock at the time of the sale of the preferred to satisfy the preferred conversion requirements. Although our board of directors tried to negotiate a floor on the conversion price of each series of preferred stock prior to sale, it was unable to do so. In order to obtain working capital we will continue to seek capital through debt or equity financing which may include the issuance of convertible preferred stock whose rights and preferences are superior to those of the common stock holders. We have endeavored to negotiate the best transaction possible taking into account the impact on our shareholders, dilution, loss of voting power and the possibility of a change-in-control; however, in order to satisfy our working capital needs, we have been and may continue to be forced to issue convertible securities and debentures with no limitations on conversion. In addition, the dividends on the preferred stock affect the net losses applicable to shareholders. There are also applicable adjustments as a result of the calculation of the deemed preferred stock dividends because we have entered into contracts providing for discounts on the preferred stock when it is converted. As a result of the dividends on cumulative preferred stock, the net loss per common shareholder increased $.01 per share for the fiscal year ending June 30, 2001, with a cumulative total of $.18 per share. There was no effect on the fiscal year ending June 30, 2000.

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


                             Series B    Series C      Series D    Series E      Series F     Series G     Series H      Series I
                             --------   ----------     ---------  ----------    ----------   ----------   ----------    ----------
Regulation D or S            Reg. D        Reg. S      Reg. S         Reg. S       Reg. S       Reg. D        Reg. D        Reg. D
No. of Pfd. Shares             450          210          50             50           75           35           100           138
Price per Pfd. share         $10,000      $10,000      $10,000       $10,000       $10,000      $10,000      $10,000       $10,000
Total Offering             $ 4,500,000  $ 2,100,000   $ 500,000     $500,000     $ 750,000     $350,000  $ 1,000,000   $ 1,380,000
Placement Fee-Cash            None           $            $             $             $          None           $            None
                                          220,500       5,000         5,000        50,000                     10,000
Placement Fee-Stock           None          None     4 Pfd. Sh.     4 Pfd. Sh.      None      3 Pfd. Sh.    8 Pfd. Sh.       None
Avg. Bid & Ask Price
at Time of Issuance:
   Common Stock              $4.70         $1.63        $1.22         $1.09        $1.31        $0.34         $0.56         $0.38
   Conversion Price          $3.85         $1.22        $0.9150       $0.8198      $0.9170      $0.2550       $0.42         $0.2850
# of Conversion Shares
at Time of Issuance         1,168,831    1,721,311     546,448       609,905       817,884     1,490,196    2,571,429     4,842,105
Option to Repay
Dividends in Cash
or Stock                       Yes           No          No             No           Yes          No            No           Yes
4.99% Ownership Limit          Yes          Yes          Yes           Yes           Yes          Yes          Yes           Yes
# of Outstanding
Preferred Shares               -0-          -0-          -0-           -0-           -0-          -0-          -0-           -0-
Total # of Shares Issued
Upon Conversion to Date    30,444,719    2,646,527    1,717,134     1,282,826     3,410,571    3,834,492    11,161,725    3,675,160

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


On April 6, 1999, the Series B preferred stock was sold by the Series B preferred holders to Charlton Avenue, LLC ("Charlton"), an unaffiliated third party with no prior relationship to us or the Series B preferred holders. On April 6, 1999, we also entered into a subscription agreement with Charlton whereby we agreed to issue to Charlton 138 shares of our Series I, 7% convertible preferred stock as discussed in the paragraph concerning the Series I Preferred Stock.


All of the Series B preferred stock was converted to 30,447,719 shares of common stock from March 1999 to December 1999.

Series C Preferred Stock

In October 1997, we sold to Austost Anstalt Schaan, UFH Endowment, Inc., Chris Baum, Avalon Capital Limited, Dominion Capital, Ltd. and The Cuttyhunk Fund Limited, 210 shares of our Series C convertible preferred stock, together with three year warrants to purchase up to 105,000 shares of our common stock at an exercise price of $1.63 per share and five year warrant to purchase up to 50,000 shares at an exercise price of $1.562 per share, for an aggregate price of $2,100,000. We also issued a five-year warrant to Settondown Capital International, Ltd. to purchase 55,000 shares of common stock at an exercise price of $1.63 per share. The common shares underlying these warrants have not been registered. These preferred shares were convertible, at any time, commencing 45 days from the date of issuance and for a period of 3 years thereafter, without additional consideration. The conversion price was equal to 75% of the average closing price of our common stock for the five-day trading period ending on the day prior to the date of conversion; provided, however, in no event was the conversion price to be greater than $1.222 per share.

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

All of the Series F preferred stock was fully converted to 3,410,571 shares of common stock from May 1998 to June 1998.

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

Series K Preferred

See "Financing/Equity Credit Line."

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

                                Charlton Debentures      Spinneret Debentures
                                -------------------      --------------------
Regulation D or S                     Reg. D                    Reg. D
Annual Dividend %                       7                          7
# Tranches (up to)                      3                          3
Maximum Proceeds                   $ 3,080,000                $ 51,000
Placement Fee-Cash                     None                      None
Placement Fee-Stock                    None                      None
Avg. Bid & Ask Price
at Time of Issuance:
   Common Stock                       $ .39                   $ .0875
   Conversion Price                   $ .29                   $ .0656
# of Conversion Shares
at Time of Registration             4,740,971                     -0-
Option to Repay
Interest in Cash
or Stock                               Yes                        Yes
4.99% Ownership Limit                  Yes                        Yes
% of Outstanding
Debentures                             -0-                        -0-
Total # of Shares Issued
Upon Conversion to Date             3,908,883                   158,812
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


Private Placement of Common Stock

In September 1998, we sold one unit, consisting of a $250,000 promissory note and 200,000 shares of common stock, to Settondown Capital International, Ltd., an unaffiliated third party, pursuant to Regulation D, for an aggregate purchase price of $250,000. These shares were included in the Registration Statement. At the time the sale occurred, the average of the bid and ask price of our common stock was $.595. The note bore interest at the rate of 12% per annum. In connection with this sale, we paid the sum of $23,000 to Manchester Asset Management, Ltd., an unaffiliated third party, as a placement fee. Net proceeds of $227,000 were used for working capital,. On December 30, 1999, we repaid the $359,203.33 accrued balance of the promissory note in full by issuing 2,112,961 shares of restricted common stock valued at $.17 per share. On December 30, 1999, the bid-ask range of the common stock was $.56 - $.80.

In October 1998, we sold one unit, consisting of a $100,000 promissory note and 80,000 shares of common stock, to Avalon Capital, Inc., an unaffiliated third party, pursuant to Regulation D, for an aggregate purchase price of $100,000. These shares were included in the Registration Statement. No placement fee was paid in connection with this offering, however, we did issue 5,000 shares of common stock to Goldstein, Goldstein and Reis LLC, an unaffiliated third party, as payment for the attorney's fees incurred by the purchaser pursuant to the sale. At the time the placement was concluded, the average of the bid and ask price of our common stock was approximately $.50 per share. The note bore interest at the rate of 12% per annum. Net proceeds of $100,000 were used for working capital, $15,703. On December 30, 1999, we repaid the $119,041.67 accrued balance of the promissory note in full by issuing 700,245 shares of restricted common stock valued at $.17 per share.

In October 1998, we sold one unit, consisting of a $250,000 promissory note and 210,000 shares of common stock, to GCA Strategic Investment Fund Ltd., an unaffiliated third party, pursuant to Regulation D, for an aggregate purchase price of $210,000. These shares were included in the Registration Statement. At the time the placement was concluded, the average of the bid and ask price of our common stock was approximately $.43 per share. The note bore interest at the rate of 12% per annum. In connection with the sale, we paid the sum of $23,000 to LKB Financial LLC, an unaffiliated third party, as a placement fee. We also issued a three-year warrant beginning on January 20, 1999 to purchase 50,000 shares of common stock at $1.00 per share to GCA Global Advisors. The common shares underlying these warrants have not been registered. Net proceeds of $187,000 were used for working capital. The note, and all accrued interest, was paid in January 1999. Our officers provided the payment for this loan through the sale of a portion of their shares of our common stock.

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

On January 26, 2000, we entered into a consulting agreement with Anthony Giambrone, an unaffiliated third party, which provided payment for services rendered to us over a six month period with warrants exercisable into 500,000 shares of common stock at a price of $0.93 per share. The term of the warrants ran concurrent with the term of the consulting agreement. On the date of the execution of the agreement, the bid-ask range of our common stock was $1.81 - $2.00. The agreement provided that Mr. Giambrone, an investment banker with 30 years of experience in the financial sector, including fund management and public relations, would assist us in implementing our short and long range business plans, including implementing a marketing program, monitoring our hired advertising and public relations firms, advising us on our stockholders relations program and raising the awareness of institutional investors regarding our products and company. Mr. Giambrone sent notice of exercise for all of his warrants on February 10, 2000 as provided in the consulting agreement. On March 17, 2000 he only tendered partial payment of $100,000 and received 107,527 common shares of stock applicable to such payment. No further payments were made. The shares paid for were promptly issued and registered. The consulting agreement and the unpaid warrants expired on July 26, 2000; however, Mr. Giambrone has sued us for the issuance of 392,473 unrestricted shares of common stock or alternatively, for the alleged $430,645 value of the expired warrants. See "Legal Proceedings".

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

         Design Consulting-Design and feasibility of components for the CTLM(R).

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

FINANCING/EQUITY LINE OF CREDIT

We will require substantial additional funds for working capital, including operating expenses, clinical testing, regulatory processes and manufacturing and marketing programs and our continuing product development programs. Our capital requirements will depend on numerous factors, including the progress of our product development programs, results of pre-clinical and clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and changes in our existing research, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish. Moreover, our fixed commitments, including salaries and fees for current employees and consultants, and other contractual agreements are likely to increase as additional agreements are entered into and additional personnel are retained.

On July 17, 2000 we sold to Charlton in a private placement 400 shares of our Series K convertible preferred stock for $4 million. We issued an additional 95 Series K shares to Charlton for $950,000 on November 7, 2000. The total of $4,950,000 was designed to serve as bridge financing pending draws on the Charlton private equity line (described below). We paid Spinneret Financial Systems Ltd. ("Spinneret") $200,000 as a consulting fee for the first tranche of Series K shares and five Series K shares as a consulting fee for the second tranche. We were obligated to pay a 9% dividend on the Series K convertible preferred in cash or common stock at our option semi-annually on June 30 and December 31 of each calendar year or upon the conversion date. Under the Series K Certificate of Designations, we had the option of redeeming the remaining convertible preferred (except for the Spinneret shares) solely through the use of the private equity line by paying cash with the following redemption premiums.

Days from closing           0-120             121-180              180

Redemption price
As a % of Principal         105%              107.5%               110%

In the event that, for whatever reason, we did not redeem the convertible preferred according to the above schedule, the holder had the right to convert the convertible preferred into common stock at a per share price equal to the lower of $1.29 (115% of the closing bid price on the day prior to the initial issuance) or 87.5% of the average of the three lowest closing bid prices (which need not be consecutive) of the 20 consecutive trading days prior to the conversion date. In November 2000, Charlton converted 25 Series K shares plus accrued dividends into 197,349 restricted shares of common stock. In January 2001, Charlton converted $3,950,000 (395 shares) of Series K convertible preferred stock into an aggregate of 4,935,412 common shares and Spinneret converted $50,000 (5 shares) of Series K convertible preferred stock into an aggregate of 63,996 common shares. On December 12, 2000, we registered 5,720,605 common shares underlying the 500 shares of Series K convertible preferred stock. The shares registered included only 58,140 shares underlying the Spinneret Series K preferred so we had to issue 5,856 common shares with a restrictive legend. Those shares were registered in February 2001. Of the remaining 100 shares of Series K preferred stock, 50 shares were converted into 664,659 shares of common stock and 50 shares were redeemed for 664,171 shares of common stock using the Charlton private equity line and we paid $50,000 for redemption principal (110% of $500,000) to Charlton in April 2001.

On August 17, 2000, we entered into a $25 million private equity credit agreement with Charlton Avenue LLC ("Charlton"). On November 29, 2000, prior to any draws under the initial private equity agreement, we terminated that agreement and the initial agreement was replaced by an Amended Private Equity Credit Agreement dated November 30, 2000 (the "Private Equity Agreement"). The Private Equity Agreement commits Charlton to purchase up to $25 million of common stock subject to certain conditions pursuant to Regulation D over the course of 12 months after an effective registration of the Private Equity Agreement common shares. The timing and amounts of the purchase by the investor are at our sole discretion. We do, however, have to draw down a minimum of $10 million from the credit line over the 12-month period. The purchase price of the shares of common stock is set at 91% of the market price. The market price, as defined in the agreement, is the average of the three lowest closing bid prices of the common stock over the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche. If, subsequent to effectiveness, the registration statement is suspended at any time, we are obligated to pay liquidated damages of 1.5% of the cost of all common stock then held by the investor for each 15-day period or portion thereof, beginning on the date of the suspension. If such suspension is cured within the first 15 days, the damages shall not apply. The only fee associated with the private equity financing will be a 5% consulting fee payable to Spinneret. On December 13, 2000 we registered 7,089,685 shares of common stock underlying $10 million out of the $25 million available in the Private Equity Agreement.

The principal conditions to our ability to draw under the private equity line are that (i) during the 15 trading days immediately preceding each of the put notice date and the corresponding closing date (11 trading days after the put notice date) the average bid price of our common stock must be at least $.50 and the average daily trading volume must be at least $100,000, (ii) no more than 19.9% of our outstanding common stock ( 24,156,654 shares as of the date of this report) may be issued under the agreement without shareholder approval if such approval is required by our principal trading market (it is not required by our current market, the OTC Bulletin Board), (iii) the purchase cannot cause Charlton to beneficially own more than 9.9% of our outstanding common stock (according to the information available to us it beneficially owns an less than 5% of the common stock as of the date of this report), and (iv) there be no material adverse change in our business or financial condition since our most recent filing with the SEC. These conditions may materially limit our ability to make draws under the Private Equity Agreement.

We intend to make sales under the Private Equity Agreement from time to time in order to raise working capital on an "as needed" basis. Based on our current assessment of our financing needs, we intend to draw only the $10,000,000 minimum under the Private Equity Agreement; however, if those needs change we may draw up to the $25,000,000 maximum.

There can be no assurance that adequate financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent us from implementing our business plan or may require us to delay, scale back, or eliminate certain of our research and product development programs or to license to third parties rights to commercialize products or technologies that the we would otherwise seek to develop ourselves. If we utilize the Private Equity Agreement or additional funds are raised by issuing equity securities, especially convertible preferred stock, dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. Moreover, substantial dilution may result in a change in our control.

As of the date of this report we have drawn $4, 525,000 from our equity credit line with Charlton and have issued 5,369,985 shares as a result of those draws. In December 2000, we initially registered $10 million worth of common stock based on the market price at that time, representing the minimum dollar amount required to be drawn down in one year under the Private Equity Agreement. The registration statement provided for the registration of 7,089,685 common shares. In order to comply with the terms and conditions of the Private Equity Agreement, as a result of the recent decline in our stock price, we are obligated to file a second registration statement to utilize the balance of funds available to us in the agreement.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth below should be read in conjunction with our Financial Statements and the Notes included elsewhere in this Report.

RESULTS OF OPERATIONS

Twelve Months Ended June 30, 2001 and June 30, 2000.
General and administrative expenses in the aggregate during the 12 months ended June 30, 2001 were $4,023,148 representing an increase of $137,406 or 3.5% from $3,885,742 during the 12 months ended June 30, 2000. General and administrative expenses in the aggregate are derived from deducting compensation and related benefits, research and development expenses, depreciation and amortization and adding interest income to the net loss as presented on the Statement of Operations. Selling, general and administrative expenses ("SG&A") in the aggregate during the year ended June 30, 2001, were $371,477 representing a decrease of $17,312 or 4.4% from $388,789 during the year ended June 30, 2000.

Compensation and related benefits during the year ended June 30, 2001, were $4,346,572 representing an increase of $510,905 or 13% from $3,835,667 during the year ended June 30, 2000. The increase in compensation is due to the hiring of additional software engineers, a medical physicist, a research scientist and a clinical application specialist required for the clinical investigational trials.

Consulting expenses during the year ended June 30, 2001, were $324,851 representing an increase of $175,879 or 118% from $148,972 during the year ended June 30, 2000. The increase was due primarily to the engagement of outside consultants needed for special non-recurring projects required prior to launching the CTLM(R) System in those countries where permitted and for assistance in the preparation and review of the Modules required for our FDA Pre-Market Approval application.

Inventory Valuation Adjustments during the year ended June 30, 2001, were $413,948 representing a decrease of $362,209 or 47% from $776,157 during the year ended June 30, 2000. The decrease is due to the initial adjustment to our inventory after the finalization of the CTLM(R) System.

Professional expenses during the year ended June 30, 2001, were $333,802 representing an increase of $106,457, or 47% from $227,345 during the year ended June 30, 2000. The increase was due primarily to additionallitigation expenses. See Item 3. "Legal Proceedings".

Travel and subsistence costs during the year ended June 30, 2001, were $400,088 representing an increase of $144,784 or 57% from $255,304 during the year ended June 30, 2000. This increase was primarily due to increased travel and housing expenses for our clinical application specialists at Nassau County Medical Center and the University of Virginia Health Systems.

Interest expense during the year ended June 30, 2001, was $1,265,280 representing an increase of $297,628, or 31% from $967,652 during the year ended June 30, 2000. The increase was due to interest paid on loans used for working capital for our operations and the discounts for shares issued to pay loans at a discount from the market price.

Liquidated damage costs during the year ended June 30, 2001, were $(151,000) representing a decrease of $182,000 from $31,000 during the year ended June 30, 2000. The decrease was due to the Registration Statement being declared effective in March 2000 thus eliminating the potential for further liquidated damages.

Dividends on cumulative preferred stock from discount at issuance during the year ended June 30, 2001, were $708,130 representing an increase of $708,130 from $0 during the year ended June 30, 2000. This increase is due to the fact that the Series K convertible preferred stock was issued in the year ended June 30, 2001.

Dividends on cumulative preferred stock paid during the year ended June 30, 2001, were $422,401 representing an increase of $276,451, or 189%, from $145,950 during the year ended June 30, 2000. This increase is due primarily to the accrued dividends paid with the final conversions of the Series K convertible preferred stock.

BALANCE SHEET DATA
We have financed our operations since inception by the issuance of equity securities with aggregate net proceeds of approximately $26,857,004 and through loan transactions in the aggregate net amount of $2,648,339. Furthermore, we issued equity securities for the conversion of all outstanding convertible debentures in the aggregate net amount of $3,240,000.

Our combined cash and cash equivalents totaled $207,266 at June 30, 2001. We do not expect to generate a positive internal cash flow for at least the next 10 months due to the expected spending for research and development and the expected costs of commercializing our initial product, the CTLM(R).

Our inventory totaled $2,805,184 at June 30, 2001 and $2,595,878 at June 30, 2000. This increase is primarily due to the purchase of additional parts and components for the ramp-up of manufacturing for the CTLM(R). Our property and equipment, net, totaled $2,426,816 at June 30, 2001 and $2,525,287 at June 30, 2000. This decrease is due to depreciation and retirement of certain equipment.

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

We have financed our operating and research and development activities through several Regulation S and Regulation D private placement transactions. Net cash used for operating and product development expenses during fiscal 2001 was $6,769,821 primarily due to our purchase of additional materials to continue the manufacture of CTLM(R) Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law and the hiring of five additional employees, compared to net cash used by operating activities and product development of the CTLM(R) and related software development of $4,025,365 in fiscal 2000. At June 30, 2001, we had working capital of $466,122 compared to working capital of $(1,988,979) at June 30, 2000. We estimate that of our estimated $7 millionin cash needed in the fiscal year ending June 30, 2002, $2.3 million will be required to complete FDA clinical trials through PMA submission and to prepare for the manufacture of the CTLM(R).

We have also financed our operations with loans from unaffiliated third parties. On January 27, 2000, we executed a promissory note to evidence a loan from our former Canadian Distributor, Cycle of Life Technologies, Inc. ("Cycle of Life"). The note was for a principal sum of $500,000, together with interest of twelve percent (12%) per annum on the on the unpaid balance. The maturity date was July 26, 2000. The note provided that, on its maturity, Cycle of Life had the option of being repaid the principal and accrued interest either in cash or by issuance of a two-year warrant to purchase 1,500,000 shares of common stock at an exercise price of $.35 per share. On the date of the note's issuance, January 27, 2000, the bid-ask range of our common stock was $1.91-$1.97. Prior to the note's maturity, we elected to prepay the note consistent with its terms and applicable law. On July 18, 2000, we sent Cycle of Life the sum of $530,000 representing payment in full of the principal and interest due. Cycle of Life, after receiving the payment, responded by rejecting the payment and subsequently requested issuance of the warrants in lieu of the payment. In an effort to prevent protracted litigation and limit legal expenses and to bring closure to the Cycle of Life Promissory Note matter after suit was filed against us in November 2000, the beneficial owners of the promissory note reached a settlement with us in mediation on January 17, 2001. The stipulation for settlement provided that we issue an aggregate of 810,000 common shares with restrictive legend to be divided amongst the beneficial owners of the note according to their respective vested interests and that Irving Schwab resign as a director of IDSI. We filed a registration statement on February 17, 2001 registering the settlement shares that was declared effective by the SEC on March 20, 2001. Cycle of Life returned the original promissory note to us, and the $530,000 held in escrow was returned to us for use as working capital.

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

In the event that we receive a PMA from the FDA, which cannot be assured, we believe that, based on our current business plan approximately $5 million will be required above and beyond normal operating expenses over the next year to complete all necessary stages in order for us to market the CTLM(R) in the United States and foreign countries. Substantially all of the $5 million will be used to purchase inventory, sub-contracted components, tooling, manufacturing templates and non-recurring engineering costs associated with preparation for full capacity manufacturing and assembly. If the need should arise for capital in excess of the Private Equity Line or if the Private Equity Line is unavailable due to the price of our common stock, our inability to comply with the registration provision, Charlton's breach of its agreement, or any other reason, we may be forced to seek additional funding through public or private financing, collaboration, licensing and other arrangements with corporate partners. See "Sale of Unregistered Securities-Financing/Equity Line of Credit."

During fiscal 2001, we were able to raise a total of $7,871,961 less expenses through Regulation S and Regulation D transactions. We do not expect to generate a positive internal cash flow for at least the next 10 months due to the expected costs of commercializing our initial product, the CTLM(R) and the expense of continuing product development program. We will require additional funds for operating expenses, clinical testing, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program. Accordingly, we plan to utilize the Private Equity Agreement to raise the funds required prior to the end of fiscal year 2002 in order to continue operations. In the event that we are unable to utilize the Private Equity Agreement, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering or by obtaining mortgage financing on our real property and improvements, which we believe has a fair market value of at least $2.7 million. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

No assurances, however, can be given that the necessary future financing will be available or, if available, that it will be obtained on terms satisfactory to us. Our ability to effectuate our business plan and continue operations is dependent on our ability to raise capital, structure a profitable business, and generate revenues. If our working capital were insufficient to fund our operations, we would have to explore additional sources of financing.

Capital expenditures for the fiscal 2001 were $140,494 as compared to $84,956 for fiscal 2000. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, trade show equipment, computer software, laboratory equipment, and other fixed assets. We anticipate that our capital expenditures for fiscal 2002 will be approximately $150,000.

During the year ending June 30, 2001, there were no changes in our existing debt agreements and we had no outstanding bank loans as of June 30, 2001. Our annual fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are approximately $7 million, as of the date of this report and are likely to increase as additional agreements are entered into and additional personnel are retained. We will require substantial additional funds for our product development programs, pre-clinical and clinical investigational studies, operating expenses, regulatory processes, and manufacturing and marketing programs, which are presently estimated at an aggregate of approximately $500,000 per month. The foregoing projections are subject to many conditions most of which are beyond our control. Our future capital requirements will depend on many factors, including the following: the progress of our product development projects; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in our existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish; and the development of commercialization activities and arrangements. We do not expect to generate a positive internal cash flow for at least 10 months due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(R). We intend to use the Private Equity Agreement as our principal source of additional capital. We plan to continue our policy of investing excess funds, if any, in a daily cash management account at First Union National Bank.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements relating to our business strategy, which is based upon our interpretation and analysis of trends in the healthcare treatment industry, especially those related to the diagnosis and treatment of breast cancer, and upon management's ability to successfully develop and commercialize its principal product, the CTLM(R). This strategy assumes that the CTLM(R) will prove superior, from both a medical and an economic perspective, to alternative techniques for diagnosing breast cancer. This strategy also assumes that we will be able to promptly obtain from the FDA and the relevant foreign governmental agencies the approvals which are needed to market the CTLM(R) in the United States and key foreign markets and that we will be able to raise the capital necessary to finance the completion of the development and commercialization of the CTLM(R). Many known and unknown risks, uncertainties and other factors, including, but not limited to, technological changes and competition from new diagnostic equipment and techniques, changes in general economic conditions, healthcare reform initiatives, legal claims, regulatory changes and risk factors detailed from time to time in our Securities and Exchange Commission filings may cause these assumptions to prove incorrect and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS

         Index to Financial Statements

                                                                     Page

         Report of Independent Certified Public Accountants          F-1

         Financial Statements

                  Balance Sheet                                      F-3

                  Statement of Operations                            F-4

                  Statement of Stockholders' Equity                  F-5-11

                  Statement of Cash Flows                            F-12-13

                  Notes to Financial Statement                       F-14-50

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

         FINANCIAL STATEMENTS:

                  Balance Sheets                                     F-3

                  Statements of Operations                           F-4

                  Statements of Stockholders' Equity                 F-5

                  Statements of Cash Flows                           F-12

                  Notes to Financial Statements                      F-14

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Imaging Diagnostic Systems, Inc.


We have audited the accompanying balance sheets of Imaging Diagnostic Systems, Inc. (a Development Stage Company) as of June 30, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2001 and 2000 and for the period December 10, 1993 (date of inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imaging Diagnostic Systems, Inc. (a Development Stage Company), as of June 30, 2001 and 2000 and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000 and for the period December 10, 1993 (date of inception) to June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The Company is in the development stage as of June 30, 2001 and to date has had no significant operations. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.

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



          /s/
Margolies, Fink and Wichrowski

Certified Public Accountants
Pompano Beach, Florida
August 14, 2001

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                                 Balance Sheets

                             June 30, 2001 and 2000



                                     ASSETS

                                                                   2001            2000
                                                               ------------    ------------
Current assets:
  Cash and cash equivalents                                    $    207,266    $    159,126
  Loans receivable - employees                                        8,400           3,000
  Inventory                                                       2,805,184       2,595,878
  Prepaid expenses                                                   48,612          37,339
                                                               ------------    ------------

         Total current assets                                     3,069,462       2,795,343
                                                               ------------    ------------

Property and equipment, net                                       2,426,816       2,525,287
Other assets                                                        856,076         593,800
                                                               ------------    ------------

                                                               $  6,352,354    $  5,914,430
                                                               ============    ============


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                        $    790,631    $    995,954
  Loans payable                                                     353,717       1,755,716
  Current maturities of capital lease obligations                     4,056          11,505
  Other current liabilities                                       1,454,936       2,021,147
                                                               ------------    ------------

         Total current liabilities                                2,603,340       4,784,322
                                                               ------------    ------------

Long-term capital lease obligations                                    --             4,057
                                                               ------------    ------------

         Total liabilities                                        2,603,340       4,788,379
                                                               ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value; authorized 150,000,000 shares,
    issued 119,427,847 and 105,511,678 shares, respectively      55,151,781      42,818,057
  Additional paid-in capital                                      1,597,780       1,597,780
  Deficit accumulated during the development stage              (52,986,238)    (43,261,878)
                                                               ------------    ------------

                                                                  3,763,323       1,153,959
Less: subscriptions receivable                                      (14,309)        (27,908)
                                                               ------------    ------------

         Total stockholders' equity                               3,749,014       1,126,051
                                                               ------------    ------------

                                                               $  6,352,354    $  5,914,430
                                                               ============    ============


               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                            Statements of Operations

                                                                                         From Inception
                                                                                         (December 10,
                                                         Year Ended       Year Ended      1993) to
                                                        June 30, 2001    June 30, 2000   June 30, 2001
                                                        -------------    ------------    ------------
Compensation and related benefits:
  Administrative and engineering                        $   2,651,409    $  2,982,966      13,586,909
  Research and development                                  1,695,163         852,701       5,237,453
Research and development expenses                                 543           2,525       2,993,470
Advertising and promotion expenses                             62,918          31,932         995,964
Selling, general and administrative expenses                  371,477         388,789       2,204,399
Clinical expenses                                              86,376          68,198         532,013
Consulting expenses                                           324,851         148,972       3,500,044
Insurance costs                                               212,215         174,806         888,228
Inventory valuation adjustments                               413,948         776,157       1,190,105
Inventory restocking costs                                       --           377,006         377,006
Professional fees                                             333,802         227,345       2,205,810
Sales and property taxes                                      156,220         107,198         400,048
Stockholder expenses                                          115,769          62,506         339,950
Trade show expenses                                           168,107         155,536         980,504
Travel and subsistence costs                                  400,088         255,304       1,223,912
Rent expense                                                   13,097          15,539         304,905
Interest expense                                            1,265,280         967,652       3,004,172
Loan placement expenses and fees                              250,000         205,000         656,494
Depreciation and amortization                                 277,254         304,582       1,570,654
Amortization of deferred compensation                            --              --         4,064,250
Liquidated damages (income) costs                            (151,000)         31,000         140,000
Interest income                                               (53,688)         (5,587)       (257,812)
                                                        -------------    ------------    ------------

                                                            8,593,829       8,022,929      46,138,478
                                                        -------------    ------------    ------------

     Net loss                                              (8,593,829)     (8,022,929)    (45,138,478)

Dividends on cumulative preferred stock:
 From discount at issuance                                   (708,130)           --        (5,402,713)
 Earned                                                      (422,401)       (145,950)     (1,445,047)
                                                        -------------    ------------    ------------

     Net loss applicable to common shareholders         $  (9,724,360)   $ (8,168,879)   $(52,986,238)
                                                        =============    ============    ============


Net loss per common share:
  Basic
    Net loss per common share                           $        (.09)   $       (.10)   $      (1.22)
                                                        =============    ============    ============

    Weighted average number of common shares              111,651,970      79,222,066      43,534,178
                                                        =============    ============    ============

  Diluted
    Net loss per common share                           $        (.09)   $       (.10)   $      (1.22)
                                                        =============    ============    ============

    Weighted average number of common shares              111,651,970      79,222,066      43,534,178
                                                        =============    ============    ============


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


               See accompanying notes to the financial statements.
                                       F-9

                                                                          IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                           (a Development Stage Company)

                                                                    Statement of Stockhoders' Equity (Continued)

                                                            From December 10, 1993 (date of inception) to June 30, 2000


                                                          Preferred Stock (**)              Common Stock            Additional
                                                       -----------------------------------------------------------
                                                                Number of                    Number of               Paid-in
                                                          Shares        Amount         Shares          Amount        Capital
                                                       ------------- ------------- --------------- --------------- -------------
Balance at June 30, 1999                                      596       5,960,000      49,297,675     29,820,729       1,490,827
                                                     ------------    ------------    ------------   ------------    ------------

Conversion of convertible debentures                         --              --         4,060,398      3,958,223            --

Conversion of preferred stock to common, net                 (596)     (5,960,000)     45,415,734      7,313,334        (648,885)

Common stock sold                                            --              --           100,000        157,000            --

Common stock issued - exchange for services
    and compensation, net of cancelled shares                --              --           137,000        (18,675)           --

Common stock issued - repayment of debt
   and accrued interest                                      --              --         5,061,294      1,067,665            --

Common stock issued in exchange for
    interest and loan fees                                   --              --             7,297          2,408            --

Common stock issued with exercise of stock options           --              --         1,281,628        395,810         157,988

Common stock issued with exercise of warrants                --              --           150,652        121,563          97,850

Issuance of note payable with warrants at a discount         --              --              --             --           500,000

Dividends accrued-preferred stock not yet converted          --              --              --             --              --

Net loss                                                     --              --              --             --              --
                                                     ------------    ------------    ------------   ------------    ------------

Balance at June 30, 2000                                     --              --       105,511,678     42,818,057       1,597,780
                                                     ------------    ------------    ------------   ------------    ------------




                                                       Deficit
                                                     Accumulated
                                                     During the

                                                     Development    Subscriptions   Deferred
                                                        Stage        Receivable   Compensation      Total
                                                   ---------------- ------------- -------------- -------------
Balance at June 30, 1999                              (35,092,999)        (14,309)    --           2,164,248
                                                     ------------    ------------    ---        ------------

Conversion of convertible debentures                         --              --       --           3,958,223

Conversion of preferred stock to common, net                 --              --       --             704,449

Common stock sold                                            --              --       --             157,000

Common stock issued - exchange for services
    and compensation, net of cancelled shares                --              --       --             (18,675)

Common stock issued - repayment of debt
   and accrued interest                                      --              --       --           1,067,665

Common stock issued in exchange for
    interest and loan fees                                   --              --       --               2,408

Common stock issued with exercise of stock options           --           (13,599)    --             540,199

Common stock issued with exercise of warrants                --              --       --             219,413

Issuance of note payable with warrants at a discount         --              --       --             500,000

Dividends accrued-preferred stock not yet converted      (145,950)           --       --            (145,950)

Net loss                                               (8,022,929)           --       --          (8,022,929)
                                                     ------------    ------------    ---        ------------

Balance at June 30, 2000                              (43,261,878)        (27,908)    --           1,126,051
                                                     ------------    ------------    ---        ------------


** See Note 15 for a detailed breakdown by Series.

               See accompanying notes to the financial statements.
                                      F-10


                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                  Statement of Stockhoders' Equity (Continued)

           From December 10, 1993 (date of inception) to June 30, 2001




                                                          Preferred Stock (**)              Common Stock            Additional
                                                       -----------------------------------------------------------
                                                                Number of                    Number of               Paid-in
                                                          Shares        Amount         Shares          Amount        Capital
                                                       ------------- ------------- --------------- --------------- -------------
Balance at June 30, 2000                                  --             --            105,511,678    42,818,057     1,597,780
                                                          ----    -----------          -----------   -----------   -----------

Preferred stock sold, including dividends                  500      5,000,000                 --            --         708,130

Conversion of preferred stock to common, net              (500)    (5,000,000)           5,664,067     5,580,531      (708,130)

Common stock issued - line of equity transactions         --             --              3,407,613     3,143,666          --

Common stock issued - exchange for services
    and compensation                                      --             --                153,500       227,855          --

Common stock issued - repayment of debt
   and accrued interest                                   --             --                810,000     1,393,200          --

Common stock issued with exercise of stock options        --             --              3,781,614     1,868,585          --

Common stock issued with exercise of warrants             --             --                 99,375       119,887          --

Dividends accrued-preferred stock                         --             --                   --            --            --

Net loss                                                  --             --                   --            --            --
                                                          ----    -----------          -----------   -----------   -----------

Balance at June 30, 2001                                  --      $      --            119,427,847   $55,151,781   $ 1,597,780
                                                          ====    ===========          ===========   ===========   ===========





                                                       Deficit
                                                     Accumulated
                                                     During the

                                                     Development    Subscriptions   Deferred
                                                        Stage        Receivable   Compensation      Total
                                                   ---------------- ------------- -------------- -------------
Balance at June 30, 2000                              (43,261,878)      (27,908)        --        1,126,051
                                                     ------------      --------        ---      -----------

Preferred stock sold, including dividends                (708,130)         --           --        5,000,000

Conversion of preferred stock to common, net                 --            --           --         (127,599)

Common stock issued - line of equity transactions            --            --           --        3,143,666

Common stock issued - exchange for services
    and compensation                                         --            --           --          227,855

Common stock issued - repayment of debt
   and accrued interest                                      --            --           --        1,393,200

Common stock issued with exercise of stock options           --          13,599         --        1,882,184

Common stock issued with exercise of warrants                --            --           --          119,887

Dividends accrued-preferred stock                        (422,401)         --           --         (422,401)

Net loss                                               (8,593,829)         --           --       (8,593,829)
                                                     ------------      --------        ---      -----------

Balance at June 30, 2001                             $(52,986,238)     $(14,309)       $--      $ 3,749,014
                                                     ============      ========        ===      ===========




** See Note 15 for a detailed breakdown by Series.

              See accompanying notes to the financial statements.
                                      F-11

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                            Statements of Cash Flows



                                                                                             From
                                                                                             Inception
                                                                                             (December 10,
                                                                Year Ended     Year Ended     1993) to
                                                               June 30, 2001  June 30, 2000  June 30, 2001
                                                               -----------    -----------    ------------
Net loss                                                       $(8,593,829)   $(8,022,929)   $(46,138,478)
                                                               -----------    -----------    ------------
Adjustments to reconcile net loss to net cash
 used for operating activities:
    Depreciation and amortization                                  277,254        304,582       1,570,654
    Amortization of deferred compensation                             --             --         4,064,250
    Noncash interest, compensation and consulting expenses       2,916,262      1,811,817      12,710,130
    (Increase) decrease in loans receivable - employees             (5,400)        14,351         (47,086)
    (Increase) decrease in inventory                              (209,306)     1,102,465         253,079
    (Increase) decrease in prepaid expenses                        (11,273)        20,911         (48,612)
    (Increase) decrease in other assets                           (371,995)         1,870        (385,830)
    Increase (decrease) in accounts payable and
      accrued expenses                                            (205,323)      (749,699)        825,011
    Increase (decrease) in other current liabilities              (566,211)     1,491,267       1,454,936
                                                               -----------    -----------    ------------

      Total adjustments                                          1,824,008      3,997,564      20,396,532
                                                               -----------    -----------    ------------

      Net cash used for operating activities                    (6,769,821)    (4,025,365)    (25,741,946)
                                                               -----------    -----------    ------------

Cash flows from investing activities:
    Prototype equipment                                               --             --        (2,799,031)
    Capital expenditures                                          (140,494)       (84,956)     (3,950,867)
                                                               -----------    -----------    ------------

      Net cash used for investing activities                      (140,494)       (84,956)     (6,749,898)
                                                               -----------    -----------    ------------

Cash flows from financing activities:
    Repayment of capital lease obligation                          (11,506)       (10,571)        (46,233)
    Proceeds from convertible debenture                               --        2,140,000       3,240,000
    Proceeds from (repayments) loan payable, net                  (902,000)     1,395,608       2,648,339
    Proceeds from issuance of preferred stock                    5,000,000           --        18,039,500
    Net proceeds from issuance of common stock                   2,871,961        674,373       8,817,504
                                                               -----------    -----------    ------------

      Net cash provided by financing activities                  6,958,455      4,199,410      32,699,110
                                                               -----------    -----------    ------------

Net increase in cash and cash equivalents                           48,140         89,089         207,266

Cash and cash equivalents at beginning of period                   159,126         70,037             -0-
                                                               -----------    -----------    ------------

Cash and cash equivalents at end of period                     $   207,266    $   159,126    $    207,266
                                                               ===========    ===========    ============


                                                                     (Continued)
              See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                       Statement of Cash Flows (Continued)



                                                                                                                  From
                                                                                                                  Inception
                                                                                                                 (December 10,
                                                                               Year Ended        Year Ended       1993) to
                                                                              June 30, 2001    June 30, 2000     June 30, 2001
                                                                              -------------    -------------     -------------
Supplemental disclosures of cash flow information:

         Cash paid for interest                                               $      5,856      $   21,077        $   73,719
                                                                              ============      ==========        ==========


Supplemental disclosures of noncash investing and financing activities:

         Issuance of common stock and options
           in exchange for services                                           $       --        $     --          $4,837,747
                                                                              ============      ==========        ==========

         Issuance of common stock as loan fees in
           connection with loans to the Company                               $       --        $    1,000        $  293,694
                                                                              ============      ==========        ==========

         Issuance of common stock as satisfaction of
           loans payable and accrued interest                                 $  1,393,200      $1,066,665        $3,398,965
                                                                              ============      ==========        ==========

         Issuance of common stock as satisfaction of
           certain accounts payable                                           $       --        $     --          $  257,892
                                                                              ============      ==========        ==========

         Issuance of common stock in
           exchange for property and equipment                                $       --        $     --          $   89,650
                                                                              ============      ==========        ==========

         Issuance of common stock and other current liability
           in exchange for patent licensing agreement                         $       --        $     --          $  581,000
                                                                              ============      ==========        ==========

         Issuance of common stock for
           compensation                                                       $    227,855      $   79,175        $2,077,388
                                                                              ============      ==========        ==========

         Issuance of common stock through
           exercise of incentive stock options                                $  1,856,511      $  157,988        $3,117,702
                                                                              ============      ==========        ==========

         Issuance of common stock as
           payment for preferred stock dividends                              $    206,420      $  236,993        $  507,645
                                                                              ============      ==========        ==========

         Acquisition of property and equipment
           through the issuance of a capital
           lease payable                                                      $       --        $     --          $   50,289
                                                                              ============      ==========        ==========




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

The Company is in the business of developing medical imaging devices based upon the combination of the advances made in ultrafast electro-optic technology and the unique knowledge of medical imaging devices held by the founders of the Company. Previously, the technology for these imaging devices had not been available. The initial Computed Tomography Laser Mammography ("CTLM(R)") prototype has been developed with the use of "Ultrafast Laser Imaging Technology"TM, and this technology was first introduced at the "RSNA" scientific assembly and conference during late November 1994. The completed CTLM(R) device was exhibited at the "RSNA" conference November 26-30, 1995. The Company has continued to exhibit its latest technology and clinical images at the "RSNA" conferences held annually, in Chicago, during the last week of November.

The initial CTLM(R) prototype produced live images of an augmented breast on February 23, 1995. From the experience gained with this initial prototype, the Company continued its research and development resulting in new hardware and software enhancements.

During 1999, the Food and Drug Administration ("FDA") granted the Company's request to expand the clinical investigational trials to Nassau County Medical Center ("NCMC") in East Meadow, New York and the University of Virginia Health Systems ("UVA") in Charlottesville, Virginia.

On June 12, 1997, the Company was advised by patent counsel that its chief executive officer's patent, filed June 5, 1995 was granted with 28 claims. Foreign patent applications have been filed and are pending. On September 14, 1999, the Company was advised by patent counsel that a patent for laser imaging apparatus using biomedical markers that bind to cancer cells was issued. The Company has received additional patents through April 2001.

The Company is currently in a development stage and is in the process of raising additional capital. There is no assurance that once the development of the CTLM(R) device is completed and finally gains Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.

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

         (d) Prototype equipment

                The direct costs associated with the final CTLM(R) prototypes have been capitalized. On June 17, 1996 the Company's Director of Research and Development and the Director of Engineering decided to discontinue with the development of the then current generation proprietary scanner and data collection system (components of the prototype CTLM(R) device) and to begin development of a third generation scanner and data collection system. As a result, certain items amounting to $677,395 were reclassified as follows: $512,453 as research and development expense and $164,942 as computer and lab equipment. The original amortization period of two years was increased to five years to provide for the estimated period of time the clinical equipment would be in service to gain FDA approval.

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

         (f) Research and development

                Research and development expenses consist principally of expenditures for equipment and outside third-party consultants which are used in testing and the development of the Company's CTLM(R) device, product software and compensation to specific company personnel. The non-payroll related expenses include testing at outside laboratories, parts associated with the design of initial components and tooling costs, and other costs which do not remain with the developed CTLM(R) device. The software development costs are with outside third-party consultants involved with the implementation of final changes to the developed software. All research and development costs are expensed as incurred.

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

         (j) Long-lived assets

                Effective July 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This statement requires companies to write down to estimated fair value long-lived assets that are impaired. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review of recoverability the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. The Company has determined that no impairment losses need to be recognized through the fiscal year ended June 30, 2001.

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

         (n) Comprehensive income

                SFAS 130, "Reporting Comprehensive Income", requires a full set of general purpose financial statements to be expanded to include the reporting of "comprehensive income". Comprehensive income is comprised of two components, net income and other comprehensive income. For the period from December 10, 1993 (date of inception) to June 30, 2001, the Company had no items qualifying as other comprehensive income.

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


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(3)      MERGER

On April 14, 1994, IDSI-Fl. acquired substantially all of the issued and outstanding shares of Alkan Corp. The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion #16, wherein the shareholders of IDSI-Fl. retained the majority of the outstanding stock of Alkan Corp. after the merger. (see Note 16)

As reflected in the Statement of Stockholders' Equity, the Company recorded the merger with the public shell at its cost, which was zero, since at that time the public shell did not have any assets or equity. There was no basis adjustment necessary for any portion of the merger transaction as the assets of IDSI-Fl. were recorded at their net book value at the date of merger. The 178,752 shares represent the exchange of shares between the companies at the time of merger.

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

As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However, management of the Company is continually negotiating with various outside entities for additional funding necessary to complete the clinical testing phase of development, required before they can receive FDA marketing clearance. To date, management has been able to raise the necessary capital to reach this stage of product development and has been able to fund any capital requirements. However, there is no assurance that once the development of the CTLM(R) device is completed and finally gains Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(5)      INVENTORIES

Inventories consisted of the following:
                                                            June 30,
                                              --------------    ---------------
                                                    2001              2000
                                              --------------    ---------------

         Raw materials                        $  2,103,392      $  2,156,329
         Work-in process                           110,221            15,487
         Completed units under testing             591,571           424,062
                                              -------------     ------------

                                              $  2,805,184      $  2,595,878
                                              ============      ============


(6)      PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

                                                            June 30,
                                              ---------------------------------
                                                     2001              2000
                                              ----------------  ---------------

         Furniture and fixtures               $      278,542    $     261,625
         Building and land                         2,085,695        2,084,085
         Clinical equipment                           30,714           30,714
         Computers, equipment and software           702,539          584,768
         CTLM(R) software costs                      352,932          352,932
         Trade show equipment                        158,664          154,468
         Laboratory equipment                        193,392          193,392
                                              ---------------   --------------

                                                   3,802,478        3,661,984
         Less: accumulated depreciation           (1,375,662)      (1,136,697)
                                              --------------    -------------

                  Totals                       $   2,426,816     $  2,525,287
                                               =============     ============

The estimated useful lives of property and equipment for purposes of computing depreciation and amortization are:

            Furniture, fixtures, clinical, computers, laboratory
              equipment and trade show equipment                   5-7 years
            Building                                                40 years
            CTLM(R) software costs                                   5 years


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(6)      PROPERTY AND EQUIPMENT(Continued)

Telephone equipment, acquired under a long-term capital lease at a cost of $50,289, is included in furniture and fixtures. The net unamortized cost of the CTLM(R) software at June 30, 2001 and 2000 are $0 and $16,241, respectively, which represents the net realizable value of the CTLM(R) software at the end of each period presented.

Amortization expense related to the CTLM(R) software for each period presented in the statement of operations is as follows:

                           Period ended              Amount
                           ------------             --------
                             6/30/01            $    16,241
                             6/30/00                 51,425
                             6/30/99                 70,514
                             6/30/98                 70,587
                             Prior                  144,165
                                                   ---------

                             Total                $ 352,932
                                                  =========


(7)      OTHER ASSETS

Other assets consist of the following:
                                                             June 30,
                                                      ------------------------
                                                          2001          2000
                                                      -----------   ----------
Patent license agreement, net of accumulated
  amortization of $102,529 and $68,353, respectively  $  478,471    $  512,647
UL and CE approvals, net of accumulated
  amortization of $8,225 and $4,113, respectively        372,410         4,113
Unamortized debt discount (See Note 10)                     -           71,430
Security deposits                                          5,195         5,610
                                                      -----------    ---------

         Totals                                       $  856,076    $  593,800
                                                      ===========   ============

During June 1998, the Company finalized an exclusive Patent License Agreement with its former chief executive officer. (See Note 21) The officer was the owner of patents issued on December 2, 1997 which encompassed the technology of the CTLM(R) . Pursuant to the terms of the agreement, the Company was granted the exclusive right to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize and practice the Patent, all improvements thereto and all technology related to the process, throughout the world. The license shall apply to any extension or re-issue of the Patent. The term of license is for the life of the Patent and any renewal thereof, subject to termination, under certain conditions. As consideration for the License, the Company issued to the officer 7,000,000 shares of common stock (See Note 16). The License agreement has been recorded at the historical cost basis of the chief executive officer, who owned the patent.


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(8)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                             June 30,
                                               --------------------------------
                                                      2001            2000
                                               --------------------------------

    Accounts payable - trade                   $      440,968   $    561,947
    Customer deposits                                  54,000            -
    Accrued property taxes payable                     14,085         14,085
    Accrued compensated absences                       65,713         39,725
    Accrued interest payable                           72,476         82,041
    Liquidated damages payable (see Note 15)              -          151,000
    Accrued wages payable                                 -           89,839
    Other                                             143,389         57,317
                                               --------------   ------------

             Totals                            $      790,631   $    995,954
                                               ==============   ============


(9)      OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:
                                                         June 30,
                                               -----------------------------

                                                  2001             2000
                                               -----------      ------------

     Accrued compensation-stock options        $ 1,454,936      $  2,021,147
                                               -----------      ------------

                                               $ 1,454,936      $  2,021,147
                                               ============     ============


(10)     LOANS PAYABLE

Loans payable consisted of the following:
                                                               June 30,
                                                     --------------------------

                                                         2001          2000
                                                     -----------   ------------

 Loans and note payable                              $  300,407    $   910,407
 Loans payable to officers, net of loan receivable
   of $0 and 11,712, respectively                        53,310        345,309
 Loans payable to related parties                           -          500,000
                                                     -----------    ----------

                                                     $  353,717    $ 1,755,716
                                                     ===========   ===========


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(10)     LOANS PAYABLE (Continued)

The Company has borrowed a total of $475,407, from an unrelated third-party on an unsecured basis. The loan accrues interest at a rate of 6% per annum and is payable on demand. The Company has repaid $175,000 as of June 30, 2001. Accrued interest of $72,476 is reflected in accrued expenses on the balance sheet. Additionally, on January 27, 2000 the Company borrowed $500,000 from an unrelated third-party on an unsecured basis. The holder had the option to be repaid in warrants, at an exercise price of $.35 per share. As the Company's common stock was trading in excess of the $.35 at the date of the note, a discount of $500,000 was recorded on the transaction, in accordance with the guidelines of EITF Abstract No. 96-13. The discount was amortized over the term of the note (see Note 7). The note and accrued interest ($530,000) was repaid on July 18, 2000. The Company's repayment of $530,000 was originally rejected by the maker of the note, and the funds were placed in and escrow account with the Company's legal counsel. A settlement was reached during the year ended June 30, 2001, and the Company issued 810,000 shares of its common stock on January 25, 2001, when the fair market value of the stock was $1.72 per share. As a result, the Company recorded additional interest expense in the amount of $863,200. Finally, on June 8, 2000, the Company issued a 10% convertible promissory note in the amount of $110,000. The note was to be repaid on July 10, 2000, or it would be converted into convertible preferred stock at the option of the holder. If the closing of the pending convertible preferred stock issuance did not take place on July 10, 2000, the Company would issue to the note holder, a warrant to purchase 50,000 shares of the Company's common stock at an exercise price equal to 110% of the closing price of the common stock at such date provided under the terms of the agreement. On August 23, 2000, the Company repaid the $110,000 debenture, including accrued interest of $2,291, and issued a warrant to purchase 50,000 shares of the Company's stock at an exercise price of $1.452 per share.

During the year ended June 30, 1999, the officers of the Company made loans totaling $1,433,487. The loans were non-interest bearing and originally due by August 31, 1999. On May 18, 1999 the officers were issued a total of 2,171,743 shares of stock as full satisfaction ($874,100) of the loans outstanding at that date. During the year ended June 30, 2000, the officers loaned an additional $352,241. During the year ended June 30, 2000 a portion of the loans were repaid, $21,633 in cash and $430,795 in common stock of the Company, with an additional $292,000 of cash repayments being made during the year ended June 30, 2001.

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


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(11)     EQUITY LINE OF CREDIT

On August 17, 2000 the Company finalized a financing agreement with a private institutional equity investor which contains two component parts, a $25 million Private Equity Agreement and a private placement of 500 shares of Series K convertible preferred stock as bridge financing in the amount of $5,000,000. (See Note 15)

The Private Equity Agreement commits the investor to purchase up to $25 million of common stock subject to certain conditions pursuant to Regulation D over the course of 12 months after an effective registration of the shares. The timing and amounts of the purchase by the investor are at the sole discretion of the Company. However, they do have to draw down a minimum of $10 million from the credit line over the twelve-month period. The purchase price of the shares of common stock are set at 91% of the market price. The market price, as defined in the agreement, is the average of the three lowest closing bid prices of the common stock over the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche.

This financing agreement has no warrants attached to either the bridge financing or the private equity line. Furthermore, the Company was not required to pay the investor's legal fees, but the Company does pay a 5% consulting fee for the money funded in this transaction. The Company sold $2,840,000 of common stock under the terms of the agreement during the year ended June 30, 2001. The total shares issued by the Company amounted to 3,407,613. The Company incurred $139,985 of consulting fees and recorded $303,666 of deemed interest expense as a result of the 9% discount off of the market price. (See Note 21)


(12)     LEASES

The Company has entered into a lease arrangement which expires in 2002 for its telephone equipment. This arrangement transfers to the Company substantially all of the risks and benefits of ownership of the related asset. The asset has been capitalized as property and equipment (see Note 6) and the obligation has been recorded as debt. At June 30, 2001, approximate future minimum lease payments under capitalized lease obligations were as follows:


          Year ending June 30, 2002                          $  4,128
                                                             ---------

          Total minimum lease payments                          4,128
          Less amount representing interest                       (72)
                                                             ---------

          Present value of net minimum lease payments           4,056
          Less current portion                                 (4,056)
                                                             ---------

          Long-term portion                                 $    -
                                                            ===========


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(12)     LEASES (Continued)

The Company also leases certain office equipment under an operating lease expiring in June 2002. Minimum future lease payments under the non-cancelable operating lease having a remaining term in excess of one year as of June 30, 2001 are as follows:

                           Year ending June 30,                Amount

                                      2002                   $   3,676
                                                             ---------

                  Total minimum future lease payments        $   3,676
                                                             =========


(13)     INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carryforwards of approximately $33,903,000 to offset future taxable income. Such carryforwards expire in years beginning 2009. The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $11,527,000 and $9,451,000 at June 30, 2001 and 2000,
respectively. The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from July 1, 2000 to June 30, 2001 was an increase of approximately $2,076,000.


(14)     REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 17, 1999, the Company finalized the private placement to foreign investors of 35 shares of its Series G Redeemable Convertible Preferred Stock at a purchase price of $10,000 per share and two year warrants to purchase 65,625 shares of the Company's common stock at an exercise price of $.50 per share. The agreement was executed pursuant to Regulation D as promulgated by the Securities Act of 1933, as amended. A total of 43,125 warrants were exercised during the year ended June 30, 2000, and an additional 9,375 warrants were exercised during the year ended June 30, 2001.

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


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(15)     CONVERTIBLE PREFERRED STOCK (Continued)

    Series C Preferred Stock
    On October 6, 1997, the Company finalized the private placement to foreign investors of 210 shares of its Series C Convertible Preferred Stock at a purchase price of $10,000 per share and warrants to purchase up to 160,000 shares of the Company's common stock at an exercise price of $1.63 per share, and warrants to purchase up to 50,000 shares of the Company's common stock at an exercise price of $1.562 per share. The agreement was executed pursuant to Regulation S as promulgated by the Securities Act of 1933, as amended. As of June 30, 2001, 40,000 warrants at the $1.63 exercise price were exercised, and the remaining 140,000 warrants had expired. The remaining 50,000 warrants ($1.562 exercise price) are outstanding as of June 30, 2001.

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

    Series D Preferred Stock
    On January 9, 1998, the Company finalized the private placement to foreign investors of 50 shares of its Series D Convertible Preferred Stock at a purchase price of $10,000 per share and warrants to purchase up to 25,000 shares of the Company's common stock at an exercise price of $1.22 per share. The agreement was executed pursuant to Regulation S as promulgated by the Securities Act of 1933, as amended. As of June 30, 2001 the warrants had expired.


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

    Series E Preferred Stock
    On February 5, 1998, the Company finalized the private placement to foreign investors of 50 shares of its Series E Convertible Preferred Stock at a purchase price of $10,000 per share and warrants to purchase up to 25,000 shares of the Company's common stock at an exercise price of $1.093 per share. The agreement was executed pursuant to Regulation S as promulgated by the Securities Act of 1933, as amended. As of June 30, 2001 the warrants had expired.

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

    Series H Preferred Stock
    On June 2, 1998, the Company finalized the private placement to foreign investors of 100 shares of its Series H Convertible Preferred Stock at a purchase price of $10,000 per share and Series H-"A" warrants to purchase up to 75,000 shares of the Company's common stock at an exercise price of $1.00 per share, and Series H-"B" warrants to purchase up to 50,000 shares of the Company's common stock at an exercise price of $1.50 per share. The agreement was executed pursuant to Regulation D as promulgated by the Securities Act of 1933, as amended. As of June 30, 2001 none of the warrants had been exercised.

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

    The Company was in technical default of the Registration Rights Agreement ("RRA"), which required the S-2 Registration Statement to be declared effective by October 2, 1998. Pursuant to the RRA, the Company was required to pay the Series H holders, as liquidated damages for failure to have the Registration Statement declared effective, and not as a penalty, 2% of the principal amount of the Securities for the first thirty days, and 3% of the principal amount of the Securities for each thirty day period thereafter until the Company procures registration of the Securities. On March 25, 1999, the Company issued 424,242 shares of common stock as partial payment of the liquidated damages. The cumulative liquidated damages expense for the years ended June 30, 2001 amounted to $140,000.

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

    Series K Preferred Stock
    On July 17, 2000, the Company finalized the private placement to foreign investors of 500 shares of its Series K Convertible Preferred Stock at a purchase price of $10,000 per share. The agreement was executed in accordance with and in reliance upon the exemption from securities registration by Rule 506 under Regulation D as promulgated by the Securities Act of 1933, as amended.

     The Company was obligated to pay a 9% dividend on the convertible preferred in cash or common stock at its option semi-annually, on June 30, and December 31, of each calendar year or upon conversion date. The Company also had the option of redeeming the convertible preferred solely through the use of the private equity line by paying cash with the following redemption premiums:

       Days from closing                        0-120     121-180     180
       Redemption price as a % of Principal      105%      107.5%     110%

If the Company, for whatever reason, was unable to redeem the convertible preferred according to the above schedule, the holder has the right to convert the convertible preferred into common stock at a price equal to 87.5% of the average of the three lowest closing bid prices (which need not be consecutive) of the twenty consecutive trading days prior to the conversion date. The agreement further provides that the Company register the underlying common shares in a registration statement as soon as possible after the closing date, and must use their best efforts to file timely and cause the registration statement to become effective within 120 days from the closing date. The registration statement was effective on December 13, 2000.


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(15)     CONVERTIBLE PREFERRED STOCK (Continued)

    The entire amount of the Series K Convertible Preferred Stock was converted or redeemed by the Company during the year ended June 30, 2001 into 5,664,067 shares of common stock, including 219,225 shares as payment of the 9% accrued dividend.

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

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of June 30, 2001, including certain additional information with respect to the deemed preferred stock dividends that were calculated as a result of the discount from market for the conversion price per share:


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(15)  Convertible Preferred Stock (Continued)

                                          Series A               Series B               Series C               Series D
                                   Shares       Amount     Shares      Amount     Shares      Amount     Shares     Amount
                                  ---------- ------------- -------- ------------- -------- ------------- -------- ------------
Balance at June 30, 1995                  -           $ -        -           $ -        -           $ -        -          $ -

Sale of Series A                      4,000     3,600,000

Series A conversion                  (1,600)   (1,440,000)
                                  ---------- -------------

Balance at June 30, 1996              2,400     2,160,000

Sale of Series B                                               450     4,500,000

Series A conversion                  (2,400)   (2,160,000)

                                  ---------- ------------- -------- -------------

Balance at June 30, 1997                  -             -      450     4,500,000

Sale of preferred stock
   (Series C - H)                                                                     210     2,100,000       54      540,000

Conversion of preferred stock                                                        (210)   (2,100,000)     (25)    (250,000)
                                  ---------- ------------- -------- ------------- -------- ------------- -------- ------------

Balance at June 30, 1998                  -             -      450     4,500,000        -             -       29      290,000

Sale of Series I

Conversion of preferred stock                                  (60)     (600,000)                            (29)    (290,000)
                                  ---------- ------------- -------- ------------- -------- ------------- -------- ------------

Balance at June 30, 1999                  -             -      390     3,900,000        -             -        -            -

Conversion of preferred stock, net                            (390)   (3,900,000)
                                  ---------- ------------- -------- ------------- -------- ------------- -------- ------------

Balance at June 30, 2000                  -             -        -             -        -             -        -            -

Sale of Series K

Conversion of preferred stock
                                  ---------- ------------- -------- ------------- -------- ------------- -------- ------------

Balance at June 30, 2001                  -           $ -        -           $ -        -           $ -        -          $ -
                                  ========== ============= ======== ============= ======== ============= ======== ============

Additional information:
    Discount off market price                         25%                    18%                    25%                   25%
                                             =============          =============          =============          ============
    Fair market value-issue rate                   $ 8.31                 $ 3.25                 $ 1.63                $ 0.99
                                             =============          =============          =============          ============
    Deemed preferred stock dividend            $1,335,474              $ 998,120              $ 705,738              $182,433
                                             =============          =============          =============          ============




                                       Series E             Series F               Series H                Series I
                                  Shares     Amount    Shares     Amount     Shares     Amount      Shares        Amount
                                  -------- ----------- -------- -----------  -------  ------------ ----------  -------------
Balance at June 30, 1995                -         $ -        -         $ -        -           $ -          -            $ -

Sale of Series A

Series A conversion


Balance at June 30, 1996

Sale of Series B

Series A conversion



Balance at June 30, 1997

Sale of preferred stock
   (Series C - H)                      54     540,000       75     750,000      108     1,080,000

Conversion of preferred stock         (30)   (300,000)     (75)   (750,000)
                                  -------- ----------- -------- -----------  -------  ------------

Balance at June 30, 1998               24     240,000        -           -      108     1,080,000

Sale of Series I                                                                                         138      1,380,000

Conversion of preferred stock         (24)   (240,000)                          (40)     (400,000)
                                  -------- ----------- -------- -----------  -------  ------------ ----------  -------------

Balance at June 30, 1999                -           -        -           -       68       680,000        138      1,380,000

Conversion of preferred stock, net                                              (68)     (680,000)      (138)    (1,380,000)
                                  -------- ----------- -------- -----------  -------  ------------ ----------  -------------

Balance at June 30, 2000                -           -        -           -        -             -          -              -

Sale of Series K

Conversion of preferred stock
                                  -------- ----------- -------- -----------  -------  ------------ ----------  -------------

Balance at June 30, 2001                -         $ -        -         $ -        -           $ -          -            $ -
                                  ======== =========== ======== ===========  =======  ============ ==========  =============

Additional information:
    Discount off market price                     25%                  30%                    25%                       25%
                                           ===========          ===========           ============             =============
    Fair market value-issue rate               $ 1.07               $ 1.24                 $ 0.57                    $ 0.38
                                           ===========          ===========           ============             =============
    Deemed preferred stock dividend          $182,250             $318,966               $351,628                 $ 492,857
                                           ===========          ===========           ============             =============



                                          Series K                   Total
                                    Shares       Amount      Shares       Amount
                                  ----------- ------------- ---------  -------------
Balance at June 30, 1995                   -           $ -         -            $ -

Sale of Series A                                               4,000      3,600,000

Series A conversion                                           (1,600)    (1,440,000)
                                                            ---------  -------------

Balance at June 30, 1996                                       2,400      2,160,000

Sale of Series B                                                 450      4,500,000

Series A conversion                                           (2,400)    (2,160,000)
                                                              -------    -----------


Balance at June 30, 1997                                         450      4,500,000

Sale of preferred stock
   (Series C - H)                                                501      5,010,000

Conversion of preferred stock                                   (340)    (3,400,000)
                                                            ---------  -------------

Balance at June 30, 1998                                         611      6,110,000

Sale of Series I                                                 138      1,380,000

Conversion of preferred stock                                   (153)    (1,530,000)
                                  ----------- ------------- ---------  -------------

Balance at June 30, 1999                   -             -       596      5,960,000

Conversion of preferred stock, net                              (596)    (5,960,000)
                                  ----------- ------------- ---------  -------------

Balance at June 30, 2000                   -             -         -              -

Sale of Series K                          50     5,000,000        50      5,000,000

Conversion of preferred stock            (50)   (5,000,000)      (50)    (5,000,000)
                                  ----------- ------------- ---------  -------------

Balance at June 30, 2001                   -           $ -         -            $ -
                                  =========== ============= =========  =============

Additional information:
    Discount off market price                        12.5%
                                              =============
    Fair market value-issue rate                    $ 1.13
                                              =============
    Deemed preferred stock dividend               $ 708,130
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

During the year ended June 30, 1997, the Company issued a total of 1,881,295 shares ($5,461,589) of its common stock. The conversion of Series A Convertible Preferred Stock, including accrued dividends (See Note 15), accounted for the issuance of 1,081,962 shares ($2,808,643). The remaining 799,333 shares were issued as follows:

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


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(16)     COMMON STOCK (Continued)

During the year ended June 30, 2000, the Company issued a total of 56,214,003 shares ($12,997,328) of its common stock. The conversion of Convertible Debentures accounted for the issuance of 4,060,398 shares ($3,958,223), the conversion of Redeemable Convertible Preferred Stock (see Note 14) accounted for the issuance of 3,834,492 shares ($507,115), and the conversion of Convertible Preferred Stock (see Note 15) accounted for the issuance of 41,581,242 shares ($6,806,219). The remaining 6,737,871 shares were issued as follows:

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

During the year ended June 30, 2001, the Company issued a total of 13,916,169 shares ($12,333,724) of its common stock. The conversion of Convertible Preferred Stock (see Note 15) accounted for the issuance of 5,664,067 shares ($5,580,531), and the common stock issued through the equity line of credit (See
Note 11) accounted for the issuance of 3,407,613 shares ($3,143,666). The remaining 4,844,489 shares were issued as follows:


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(16)     COMMON STOCK (Continued)

                1. A total of 810,000 shares were issued as repayment of a loan payable during the year. (See Note 10) A total of $530,000 of debt was satisfied through the issuance of the stock, and an additional $863,200 was charged as interest expense as the fair market value of the stock at the date of issuance was $1.72 per share.

                2. On December 7, 2000, 143,500 shares of bonus stock were issued to Company employees. Compensation expense of $219,555 was charged as, the fair market value of the common stock at that date was $1.53 per share. The Company also issued 10,000 shares on May 17, 2001. Consulting services of $8,300 was charged, as the fair market value of the stock was $.83 per share.

                3. During the year a total of 99,375 shares of common stock were issued for the exercise of warrants. The Company received $4,687 from the exercise of 99,375 Series G Preferred Stock warrants. On August 10, 2000, the Company received $65,200 for the exercise of 40,000 Series C Preferred Stock warrants at an exercise price of $1.63 per share.

                4. Common stock issued to officers as a result of the exercise of their incentive stock options and their non-qualified stock options amounted to 3,755,414 shares. The options were exercised in a "cash-less" transaction, resulting in compensation to the officers of $1,848,566. An additional 26,200 shares were issued to employees upon the exercise of their incentive stock options during the year, at exercise prices ranging from $.35 per share to $.60 per share.


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

Transactions and other information relating to the plans are summarized as follows:


                                        Incentive Stock Options     Nonqualified Options
                                        -----------------------     ------------ -------
                                      Shares   Wtd. Avg. Price    Shares     Wtd. Avg. Price
                                      ------   ---------------    ------     ---------------
Outstanding at June 30, 1994                                         -0-           -0-
   Granted                             75,000    $    1.40      1,500,000     $   1.12
   Exercised                            --                           --
                                       ------                   ----------

Outstanding at June 30, 1995           75,000         1.40      1,500,000         1.12
   Granted                            770,309         1.66        750,000         1.44
   Exercised                         (164,956)         .92     (1,800,000)        1.50
                                     --------                  -----------

Outstanding at June 30, 1996          680,353         1.81        450,000          .13
   Granted                            371,377         3.27        750,000         3.88
   Exercised                         (395,384)        1.10           --
                                     --------                   ----------

Outstanding at June 30, 1997          656,346         3.07      1,200,000         2.47
   Granted                            220,755         1.95        750,000         2.75
   Exercised                            --                        (65,712)         .35
   Canceled                          (175,205)        4.25           --
                                     --------                   ----------


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(17 )    STOCK OPTIONS (Continued)


                                        Incentive Stock Options     Nonqualified Options
                                        -----------------------     ------------ -------
                                      Shares   Wtd. Avg. Price    Shares     Wtd. Avg. Price
                                      ------   ---------------    ------     ---------------

Outstanding at June 30, 1998          701,896        2.42         1,884,288       2.66
   Granted                            786,635         .48           750,000        .43
   Exercised                             --                         (65,612)       .35
   Canceled                           (82,500)       3.37              --
                                      -------                     ----------

Outstanding at June 30, 1999        1,406,031         .53**       2,568,676       2.24
   Granted                          3,139,459         .34              --
   Exercised                         (770,702)        .37          (318,676)       .35
   Canceled                           (64,334)        .47              --
                                      -------                     ----------

Outstanding at June 30, 2000        3,710,454         .42         2,250,000       2.35
   Granted                          1,717,375        2.66               --
   Exercised                       (3,030,964)        .32          (750,000)       .31
   Canceled                          (279,982)        .60        (1,500,000)      2.75
                                    ---------                     ----------

Outstanding at June 30, 2001        2,116,883        2.46              --
                                    ==========                    ==========

    **On June 25, 1999, the exercise price of 502,225 outstanding incentive stock options was restated to $.60 per share. The Company has recorded compensation of $330,569 during the fiscal year ended June 30, 1999 as a result of this repricing, in accordance with the guidelines discussed in the proposed FASB interpretation of APB Opinion No. 25.

At June 30, 2001 and 2000, 1,782,522 and 3,372,505, respectively, of the incentive stock options were vested and exercisable and 2,250,000 of the non-qualified stock options were fully vested and exercisable as of June 30, 2000. The stock options vest at various rates over periods up to ten years. Shares of authorized common stock have been reserved for the exercise of all options outstanding. The following summarizes the option transactions that have occurred:

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


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(17)  STOCK OPTIONS (Continued)

    At various dates during the year ended June 30, 2000, the Company issued to its officers and various employees incentive options to purchase 3,139,459 shares of common stock at prices ranging from $.23 to $4.38. The exercise price was established as the fair market value of the common stock at the date of grant for employees, and 110% of the fair market value at the date of grant for officers, therefore no compensation was recorded on the issuance of the options. The officers options vested immediately, while the employees options vest one-third from the grant date, with one-third vesting each of the next two years. The options expire in five years from the grant date.

    At various dates during the year ended June 30, 2001, the Company issued to its officers and various employees incentive options to purchase 1,717,375 shares of common stock at prices ranging from $.65 to $2.85. The exercise price was established as the fair market value of the common stock at the date of grant for employees, and 110% of the fair market value at the date of grant for officers, therefore no compensation was recorded on the issuance of the options. The officers options vested immediately, while the employees options vest one-third from the grant date, with one-third vesting each of the next two years. The options expire in five years from the grant date.

The following table summarizes information about all of the stock options outstanding at June 30, 2001:


                                Outstanding options                   Exercisable options
                           -------------------------------        ----------------------------
                                           Weighted
                                           average
          Range of                         remaining       Weighted                    Weighted
      exercise prices         Shares       life (years)    avg. price       Shares     avg. price
      ----------------     -----------     ------------    ----------    ----------    ----------
       $ .23 - 1.25           425,008          5.06         $   .90         246,139      $   .85
        1.36 - 2.49           172,075          4.33            1.73          29,783         1.54
        2.50 - 3.75         1,519,800          4.99            2.87       1,506,600         2.86
      ------------------------------------------------------------------------------------------

       $ .23 - 3.75         2,116,883          4.95         $  2.38       1,782,522      $  2.56
      ==========================================================================================

At June 30, 2001, the Company has two stock-based compensation plans, which have been previously described. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans with respect to its employees, however compensation has been recorded with respect to its officers due to their provisions of utilizing "additional incentive stock options" to exercise their incentive stock options, and acquire shares of common stock. The compensation cost that has been charged against income for the officers was $1,290,300 and $1,649,255 for 2001 and 2000, respectively.


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(17)     STOCK OPTIONS (Continued)

The weighted average Black-Scholes value of options granted during 2001 and 2000 was $1.63 and $2.22 per option, respectively. Had compensation cost for the Company's fixed stock-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as indicated below:

                                                                                              From
                                                                                            Inception
                                                                                         (December 10,
                                                       Year Ended        Year Ended         1993) to
                                                     June 30, 2001     June 30, 2000     June 30, 2000
                                                     -------------     -------------    --------------
         Net loss to common shareholders -
                  As reported                        $  (9,724,360)    $   (8,168,879)  $ (52,986,238)
                                                     =============     ==============   ==============

                  Pro forma                          $  (7,960,975)     $ (13,935,057)  $ (51,222,853)
                                                     =============      =============    =============

         Basic loss per share -
                  As reported                        $      (.09)      $      (.10)     $      (1.22)
                                                     ==============    ==============   ==============

                  Pro forma                          $      (.07)      $      (.18)     $      (1.18)
                                                     ==============    ==============   ==============

         Diluted loss per share -
                  As reported                        $      (.09)      $      (.10)     $      (1.22)
                                                     ==============    ==============   ==============

                  Pro forma                          $      (.07)      $      (.18)     $      (1.18)
                                                     ==============    ==============   ==============


For purposes of the preceding proforma disclosures, the weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2001 and 2000, respectively: no dividend yield; volatility of 1.6% and 78.8%; risk-free interest rate of 6.5% and 6.5%; and an expected term of five years.


(18)     CONCENTRATION OF CREDIT RISK

During the year, the Company has maintained cash balances in excess of the Federally insured limits. The funds are with a major money center bank. Consequently, the Company does not believe that there is a significant risk in having these balances in one financial institution. The cash balance at June 30, 2001 was $227,054.


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(19)     FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximated their fair values due to the short maturity of these instruments. The fair value of the Company's debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At June 30, 2001 and 2000, the aggregate fair value of the Company's debt obligations approximated its carrying value.


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

As additional consideration for his development efforts in the CTLM(R) device, the chief executive officer has been granted a "development royalty" which will be paid based upon the net foreign and domestic sales, after direct costs and commissions, of the CTLM(R) device. The royalty percentages in the revised patent licensing agreement, entered into on June 2, 1998, and approved at the shareholders' annual meeting start at 10% and decrease to 6% as gross sales volumes increase. (See Note 21)

On April 9, 1995, the Company entered into a three-year employment agreement with its Director of Engineering at an annual salary of $100,000. The agreement was extended for an additional two years during 1998 at an annual salary of $110,000. The contract also provided for the issuance of 75,000 restricted shares of the Company's common stock. Compensation expense ($1.05 per share), in the amount of $78,750 was recorded on the transaction. On April 6, 2000, the contract was extended for fifteen months at an annual salary of $110,000, and on July 6, 2001, it was further extended for eighteen months at an annual salary of $125,000. During the year ended June 30, 2000, the Director also received 36,300 incentive stock options at an exercise price of $1.66 per share, the fair market value at the date of the grant. On July 6, 2001, the Director was granted an additional 100,000 incentive stock options at an exercise price of $.925 per share, the fair market value at the date of the grant.

The Company has entered into agreements with various distributors located throughout Europe, Asia, Canada, Mexico and South America to market the CTLM(R) device. The terms of these agreements range from eighteen months to three years. The Company has the right to renew the agreements, with renewal periods ranging from one to five years.


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(21)     SUBSEQUENT EVENTS

The Chief Executive Officer of the Company and inventor of the CTLM(R) unexpectedly passsed away of August 13, 2001. On August 14, 2001, by corporate resolution, the President of the Company was named Chief Executive Officer; she is the surviving spouse of the previous Chief Executive Officer. As a result of his passing, the Board of Directors met on August 28, 2001 and confirmed the following actions:

     1. A death benefit of one year's salary ($286,225) would be paid to the beneficiary, who is now the current Chief Executive Officer. A payment of $10,000 has been paid through the date of this report.

     2. The Board confirmed the hiring of a new President and Chief Operating Officer.

During the period subsequent to June 30, 2001, the Company has drawn an additional $1,685,000 from their equity line, resulting in an additional 1,962,372 shares of common stock being issued by the Company. (See Note 11)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective August 1, 1997, the accounting firm of Margolies and Fink, Certified Public Accountants for the Company, changed the accounting firm's name to Margolies, Fink and Wichrowski, Certified Public Accountants.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information concerning our current directors and executive officers of the Company, as well as former directors who served during a portion of fiscal 2001.

Name                       Age                 Position                     Year Elected or Appointed
----                       ---                 --------                     -------------------------
Richard J. Grable(1)       58         Chief Executive Officer and Director          1994

Linda B. Grable            63         Chairman of the Board, Chief Executive        1994
                                      Officer and President

John d'Auguste             51         President                                     2001

Allan L. Schwartz          59         Executive Vice-President, Chief               1994
                                      Financial Officer and Director

Ed Horton                  43         Chief Operating Officer                       2001

John R. Liegey(2)          45         Director                                      2000

Irving H. Schwab(3)        58         Director                                      2000

David E. Danovitch         39         Director                                      2000

Robert L. Kagan (4)        55         Director                                      2000

Phil E. Pearce             72         Director                                      2000

Stanley A. Hirschman       55         Director                                      2000

1.   Mr. Grable passed away on August 13, 2001.
2. Mr. Liegey was not nominated for re-election as Director at the annual meeting held on November 20, 2000.
3. Mr. Schwab was elected in May 2000 and resigned in January 2001 as a result of a stipulation in the Cycle of Life settlement agreement.
4.   Mr. Kagan was elected in May 2000 and resigned in August 2000.

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


Richard J. Grable
Mr. Grable was Chief Executive Officer and Director of Research and Development and was the inventor of the CTLM(R) device. He was considered a pioneer in the Optical Imaging field with over 25 years experience. Mr. Grable was a graduate of the University of Miami School of Business with a Masters Degree in Business Administration. He had over 30 years of electronic design experience and had been directly involved in the development and sales of CT, Nuclear Medicine and Ultrasound instrumentation since 1972. He had over sixteen years of experience of preparing and filing 510(k)'s, Investigation Device Exemptions, and Premarket Notification documents for the Food and Drug Administration. He held two United States Patents and was co-inventor for one other medical device. He was a member of the Institute of Electrical & Electronics Engineers, Optical Society of America, the American Association for the Advancement of Science, the New York Academy of Science, and a member and guest speaker of the International Society for Optical Engineering. Mr. Grable had been a Director and Officer of the Company since its inception in 1993. Mr. Grable passed away unexpectedly on August 13, 2001..

Linda B. Grable
Ms. Grable has been our Chief Executive Officer since August 2001, and, since its inception in 1993, has served as Chairman of the Board and Director of the Company. She was our President from inception to August 2001. She was has played a major role in raising over $35 million in debt and equity funding for the research and development of the CTLM(R) device. She has over 35 years experience in negotiating funding with banking institutions for both medical and real estate development businesses. Ms. Grable has over 20 years of executive experience in the medical device industry, for both sales and marketing in the U.S. and foreign countries. She is a graduate of Ohio State University and holds a BA in Journalism and Marketing.

John d'Auguste
John d'Auguste was appointed President by the Board of Directors in August 2001. Mr. d'Auguste began his career over 25 years ago at GE Medical Systems and completed their GE Manufacturing Management Program in 1975. He has extensive experience with medical products including CT, MRI, X-Ray and microscopes. His experience was gained while holding positions with GE Medical Systems from 1973 to 1983, Picker X-Ray International from 1983 to 1985, and Cambridge Instruments from 1988 to 1989. He also held management positions with GE's Aerospace Division from 1985 to 1988, General Railway Signal from 1989 to 1993 and was Vice President- Direct Sales of Gateway 2000 Inc. from 1993 to 1997, managing 1,500 employees with sales in excess of $3 billion. He also served Gateway as Vice President-Operations managing 2,500 employees producing $5 billion in annual revenue. More recently he was President of Operations for Cabletron Systems from 1997 to 1999 and Chief Executive Officer of Revonet Inc. from 1999 to 2001. Mr. d'Auguste holds a B.S. degree in Systems Engineering from Polytechnic Institute of Brooklyn and a M.S. degree in Engineering Management from the Milwaukee School of Engineering.

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

Ed Horton
Ed Horton was appointed Chief Operating Officer by the Board of Directors in August 2001 and will be responsible for all operational activities including the planning, purchasing, production, quality assurance, engineering and distribution functions. Mr. Horton began his career almost 20 years ago in the medical device industry beginning with Bristol Myers as a manufacturing engineer. He then became the VP of Manufacturing and Operations for Microtek Medical Inc. in 1993. From 1997 to 2001 he was a co-founder and Vice President of Operations for Deka Medical, Inc. bringing the company from a start-up to a revenue producing company with over $23 million in annual sales in just 4 years. Mr. Horton holds a B.S. degree in Industrial Engineering from Bradley University and a M.B.A. from University of North Florida.

David E. Danovitch
Mr. Danovitch was appointed by the Board of Directors in August 2000 to replace Dr. Robert Kagan who resigned effective August 1, 2000. Since January 2000, he has been a senior partner of NewWest Associates, LLC, an international consulting firm, and Del Rey Investments, LLC, a merchant banking firm, both based in New York, New York. From January 2000 to present , Mr. Danovitch was a Managing Director of Cambridge Partners, a merchant banking firm which focused on misunderstood companies and assets. From 1995 to 1997, he was a founding principal of Snowden Capital, Inc., a New York City-based investment banking firm. From 1993 to1994, he served as Chief of Staff to Gerald Mczarne, a Senior Vice President of IBM. Mr. Danovitch is an attorney and member of the District of Columbia, Massachusetts and New York bars. He holds an A.B. from Kenyon College, a J.D. from Suffolk University Law School and a LL.M.-Taxation from Boston University School of Law.

Phil E. Pearce
Mr. Pearce has been an independent business consultant with Phil E. Pearce & Associates since 1990, Chairman and Director of Financial Express Corporation since 1990 and since 1988 has been a principal of Pearce-Henry Capital Corp. All of these companies are based in New York City. Prior to 1988, Mr. Pearce was Senior Vice President and a director of E.F. Hutton, Chairman of the Board of Governors of the National Association of Securities Dealers and was closely involved in the formation of the Nasdaq Stock Market, a Governor of the New York

Stock Exchange and a member of the Advisory Council to the United States Securities and Exchange Commission on the Institutional Study of the Stock Markets. Mr. Pearce also is a director of StarBase Corporation, a software development company and Bravo! Foods International Corporation and Xybernaut Corporation. Mr. Pearce is a graduate of the University of South Carolina (B.A.
1953) and attended the Wharton School of Investment Banking at the University of Pennsylvania.

Stanley A. Hirschman
Mr. Hirschman is President of CPointe Associates, Inc., a Plano, Texas executive management and consulting firm which he founded in 1996 and which specializes in solutions for emerging companies with technology-based products. He is Chairman of the Board of Bravo! Foods International Corporation, and former Chairman of the Board of Mustang Software. His client list has included SBC Wireless, Northern Telecom (Nortel), Earthlink, Inc., RetailHighway.com and Xybernaut Corporation. Mr. Hirschman took a hands-on role in the planning and execution of the strategic initiative to increase Mustang.Com shareholder value resulting in the recent announcement of the acquisition of the company by Quintus Corporation. Prior to establishing CPointe Associates, he was Vice President Operations, Software Etc., Inc., a 396 retail store software chain, from 1989 until 1996. He has held senior executive management positions with T.J. Maxx, Gap Stores and Banana Republic. He is active in community affairs and serves on the Advisory Board of the Salvation Army Adult Rehabilitation Centers.

Our Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers serve at the discretion of the board.

MANAGEMENT TRANSITION

Upon the passing of her husband, Richard Grable, our Board of Directors named Linda B. Grable our new Chief Executive Officer on August 14, 2001. She will continue as Chairman of the Board of Directors. At our Board of Directors' special meeting on August 28, 2001, the Board also confirmed the previous appointments of John d'Auguste as the new President and Ed Horton as the new Chief Operating Officer. The management transition is occurring at this time of important challenges and opportunities given our recent approvals -- CE Mark, UL and ISO 9002, --ongoing clinical and development activities, and the preparation required for the filing of our PMA application with the FDA. It is usual and customary that during management transitions numerous issues, risks and uncertainties must be dealt with. These include but are not limited to the ability of new management to handle its new responsibilities and to quickly understand and develop and successfully implement effective strategies for the business; and to retain key employees.

COMPENSATION OF DIRECTORS
Each director who is not our employee receives $500 per board meeting attended at our corporate offices plus reimbursement of reasonable travel expenses. The non-employee directors also receive stock options for 50,000 shares annually at an exercise price equal to the market price on the date of the grant.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended June 30, 2001.


EXECUTIVE COMPENSATION

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers for services rendered to us during fiscal 2001, 2000 and 1999. No other person during these years, who served as one of our executive officers, had a total annual salary and bonus in excess of $100,000. Also, see "Stock Option Plan-Option/SAR Grants in Last Fiscal Year".

                                             SUMMARY COMPENSATION TABLE

                                 Annual Compensation                       Long-Term Compensation

Name & Principal
Position                  Year     Salary     Other Annual    Restricted    Securities/Underlying
                                              Compensation    Stock Awards  Option/SARs
Richard J. Grable, CEO    1999    $286,225                                    458,333
and Director              2000    $286,225                                    793,255
                          2001    $286,225                                    500,000 (1)
Linda B Grable,           1999    $119,070                                    458,333
President and Director    2000    $119,070                                    793,255
                          2001    $127,404                                    500,000 (1)
Allan L. Schwartz,        1999    $119,070                                    458,333
Exec. V.P., CFO and       2000    $119,070                                    793,255
Director                  2001    $127,404                                    500,000 (1)

(1) The aggregate dollar value of the 2001 options, based on the averaged high and low price on June 30, 2001 are as follows: Richard J. Grable -$482,500; Linda B. Grable-$482,500; and Allan L Schwartz-$482,500.


EMPLOYMENT AGREEMENTS
On August 29, 1999, we entered into five-year employment agreements with Richard Grable, Allan Schwartz and Linda Grable. Under these agreements, base annual salaries, are as follows: Richard Grable, $286,225; Linda Grable, $119,070; and Allan Schwartz, $119,070. In addition, each person receives a car allowance of $500 per month. Each employment agreement provides for performance bonuses, health insurance, car allowances, and other customary benefits, and a cost of living adjustment of 7% per annum. No bonuses have been paid to date.

At a special meeting of the Board of Directors held on August 28, 2001 the Board, with Linda Grable abstaining, voted to grant a death benefit of one year's salary ($286,225) to Richard Grable's beneficiary in recognition of his services as a co-founder, CEO and inventor of the CTLM(R). As of the date of this report we have paid $10,000 of this death benefit to Linda Grable, as beneficiary of Richard Grable.

The following table sets forth certain information with regard to the Options/SAR grants by the Company to management for the fiscal year ended June 30, 2001. Richard J. Grable, Linda B. Grable and Allan L. Schwartz each exercised options that netted 1,108,967 common shares after their respective cashless exercises of options during fiscal 2001.


                      Option/SAR Grants in Last Fiscal Year

                        No. of Securities  % of Total Options
                        Underlying         Granted to           Exercise or       Market Price
                        Options            Employees In         Base Price        On Date of      Expiration
Name                      Granted          Fiscal Year          ($/Share)             Grant           Date
----                    ------------       -------------------  ---------         ---------       --------
Richard J. Grable           500,000               29%               2.73             2.48         8/30/04
Linda B. Grable             500,000               29%               2.73             2.48         8/30/04
Allan L. Schwartz           500,000               29%               2.73             2.48         8/30/04


Stock Option Plans
For the fiscal year ended June 30, 2001, all of our executive officers were participants in our 1995 stock option plan. The plan was approved by our Board of Directors and adopted by the shareholders at the March 1995 annual meeting.

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

According to their stock option agreements, which are part of their employment agreements, Mr. Richard J. Grable, Mr. Allan L. Schwartz and Mrs. Linda B. Grable each received an option to purchase 2,500,000 shares of common stock or preferred stock. These options are granted and vest in equal installments over a five-year period. On August 30, 1999, the officers received vested options to purchase 500,000 shares at an exercise price of $.23 per share (110% of the fair market value of the shares on the date of grant, August 30, 1999). On each subsequent anniversary date, August 30th, the officers received vested stock options for an additional 500,000 shares at 110% of the fair market value of the shares on that date. These stock option agreements terminate on August 30, 2004. The employment and stock option agreements were approved by the Board of Directors and were ratified by our shareholders at the annual meeting held on November 20, 2000. As a result of his death on August 13, 2001, Mr. Grable's unvested options to purchase 1,500,000 shares underlying his employment agreement were cancelled.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows the beneficial ownership of our common stock as of September 26, 2001 regarding:

     o each person that we know of who beneficially owns more than 5% of the outstanding shares of our common stock,
     o    each current director and executive officer, and
     o    all executive officers and directors as a group.

The actual number of shares of common stock held by the estate of Richard Grable and Linda Grable, without giving effect to options, are 12,758,507 and 4,683,767 shares, respectively. Prior to the death of Richard Grable, both Richard Grable and Linda Grable specifically disclaimed any beneficial interest in each other's shares; however, given Linda Grable's status as the main beneficiary of Richard Grable's estate, all of these shares are presumed beneficially owned by Linda Grable.

Name and Address               Number of Shares Owned     % of Outstanding
of Beneficial Owner            Beneficially (1)(2)        Shares of Common Stock
-------------------            ----------------------    -----------------------

Estate of Richard J. Grable      18,902,274(3)                     15.6%
6531 NW 18th Court
Plantation, FL 33313

Linda B. Grable                  18,902,274(4)                     15.6%
6531 NW 18th Court
Plantation, FL 33313

Allan L. Schwartz                 5,555,127(5)                      4.6%
6531 NW 18th Court
Plantation, FL 33313

John d'Auguste                           -0-                          0%
6531 NW 18th Court
Plantation, FL 33313

Ed Horton                                -0-                          0%
6531 NW 18th Court
Plantation, FL 33313

David E. Danovitch                       -0-                          0%

Phil E. Pearce                           -0-                          0%

Stanley A. Hirschman                     -0-                          0%

All officers and directors       24,457,401(6)                     20.2%
as a group (6 persons)


     (1) Except as indicated in the footnotes to this table, based on information provided by such persons, the persons named in the table above have sole voting power and investment power with respect to all shares of common stock shown beneficially owned by them.

     (2) Percentage of ownership is based on 121,390,219 shares of common stock outstanding as of September 26, 2001 plus each person's options that are exercisable within 60 days. Shares of common stock subject to stock options that are exercisable within 60 days as of September 26, 2001 are deemed outstanding for computing the percentage of that person and the group.

     (3) Includes 1,000,000 shares subject to options and 4,683,767 shares owned by the widow of Richard Grable, Linda Grable.

     (4) Includes 500,000 shares subject to options and 12,758,507 shares owned by theestate of Richard Grable.

     (5) Includes 1,000,000 shares subject to options and 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.

     (6) Includes 1,500,000 shares subject to options held by Linda and the estate of Richard Grable and 1,000,000 shares subject to options held by Allan Schwartz. Also includes 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.


Dividend Policy
To date, we have not declared or paid any dividends with respect to our common stock, and the current policy of the Board of Directors is to retain any earnings to provide for our growth. We do not anticipate paying cash dividends on our common stock in the foreseeable future.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Richard Grable and Linda Grable were husband and wife. Each of them was, and Linda Grable continues to be, a "control person" as a result of their control of a substantial portion of our outstanding stock.

In September and October 1998, Linda Grable, personally guaranteed three promissory notes totaling $600,000 which we issued to third parties. Linda Grable received no compensation for these guarantees. All three notes have been repaid as of the date of this filing.

In June 1998, we finalized an exclusive patent license agreement with Richard Grable. Mr. Grable was the owner of the patent which encompasses the technology for the CTLM(R). IDSI and Mr. Grable had previously entered into an oral agreement for the exclusive license for the patent that was never memorialized in written form. The term of the license is for the life of the patent (17 years) and any renewals, subject to termination, under specific conditions. As consideration for this license, we issued to Mr. Grable 7,000,000 shares of common stock. In addition, we agreed to pay Mr. Grable a royalty based upon a percentage, ranging from 6% to 10%, of the net selling price (the dollar amount earned from our sale, both international and domestic, before taxes minus the cost of the goods sold and commissions or discounts paid) of all the products and goods in which the patent is used. Mr. Grable agreed that these royalty provisions will not apply to any sales and deliveries of CTLM(R) systems made by IDSI prior to receipt of the PMA for the CTLM(R). In addition, following issuance of the PMA, IDSI and Mr. Grable agreed that he would be paid guaranteed minimum royalties of at least $250,000 per year based on the sales of the products and goods in which the CTLM(R) patent is used. Upon Mr. Grable's death in August 2001, his interest in the patent license agreement passed to his estate, of which Linda Grable is the principal beneficiary.

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

At our Annual Meeting held on May 10, 2000, Irving H. Schwab was elected a director of the Company. Mr. Schwab had an ownership interest of $200,000 (40%) in the $500,000 Promissory Note dated February 1, 2000, held by Cycle of Life Technologies, Inc., as the lender. Consequently, Mr. Schwab received 324,000, or 40% of the 810,000 shares of our common stock issued in connection with the January 2001 settlement of that note and the litigation brought by Cycle of Life. In connection with the settlement agreement, Mr. Schwab agreed to resign as a director. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

In June 2000, Linda B. Grable loaned us an aggregate total of $215,000. The loans were evidenced by interest free promissory notes, which were due and payable on July 31, 2000. On July 19, 2000 we paid back the loans in full with cash.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT                        DESCRIPTION


3.1 Articles of Incorporation (Florida)- Incorporated by reference to Exhibit 3(a) of our Form 10-KSB for the fiscal year ending June 30, 1995
3.2 Amendment to Articles of Incorporation (Designation of Series A Convertible Preferred Shares) - Incorporated by reference to Exhibit 3.
       (i). 6 of our Form 10-KSB for the fiscal year ending June 30, 1996. File number 033-04008.
3.3 Amendment to Articles of Incorporation (Designation of Series B Convertible Preferred Shares). Incorporated by reference to our Registration Statement on Form S-1 dated July 1, 1997.
3.4 Amendment to Articles of Incorporation (Designation of Series C Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated October 15, 1997.
3.5 Amendment to Articles of Incorporation (Designation of Series D Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated January 12, 1998.
3.6 Amendment to Articles of Incorporation (Designation of Series E Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated February 19,1998.
3.7 Amendment to Articles of Incorporation (Designation of Series F Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated March 6, 1998.
3.8 Amendment to Articles of Incorporation (Designation of Series H Convertible Preferred Shares). Incorporated by reference to our Registration Statement on Form S-2 File Number 333-59539.
3.9    Certificate of Dissolution - is incorporated by reference to Exhibit
       (3)(a) of our Form 10-KSB for the fiscal year ending June 30, 1995.
3.10 Articles of Incorporation and By- Laws (New Jersey) -are incorporated by reference to Exhibit 3 (i) of our Form 10-SB, as amended, file number 0-26028, filed on May 6, 1995 ("Form 10-SB").
3.11 Certificate and Plan of Merger - is incorporated by reference to Exhibit 3(i) of the Form 10-SB.
3.12 Certificate of Amendment - is incorporated by reference to Exhibit 3(i) of the Form 10-SB.
3.13   Amended Certificate of Amendment-Series G Designation.
3.14   Certificate of Amendment-Series I Designation
3.15   Amended Certificate of Amendment-Series B Designation
3.16 Certificate of Amendment-Series K Designation. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.2 Patent Licensing Agreement. Incorporated by reference to our Registration Statement on Form S-2, File Number 333-59539.
10.3 Incentive Stock Option Plan - is incorporated by reference to Exhibit 10(b) of the Form 10-SB.
10.12 Syncor Distribution Agreement. Incorporated by reference to our Amendment number 1 to Registration on Form S-2, File Number 333-60405.
10.14 Consultronix S.A. Distribution Agreement. Incorporated by reference to our Form 10 KSB/A filed on April 9, 1999.
10.15 Iberadac, S.A. Distribution Agreement. Incorporated by reference to our Form 10 KSB/A filed on April 9, 1999.
10.17 Form of Debenture Subscription Documents. Incorporated by reference to our Amendment number 1 to Registration on Form S-2, File Number 333-60405.
10.18 Form of Mortgage. Incorporated by reference to our Amendment number 1 to Registration on Form S-2, File Number 333-60405.
10.20  1999 Equity Incentive Plan
10.26 Promissory Note by and between IDSI and Cycle of Life Technologies, Inc, dated February 1, 2000. Incorporated by reference to our Post-Effective Amendment No. 4 to Registration on Form S-2, File Number 333-60405.

10.27 Consulting Agreement by and between IDSI and Anthony Giambrone, dated January 26, 2000. Incorporated by reference to our Post-Effective Amendment No. 4 to Registration on Form S-2, File Number 333-60405.
10.28 Employment Agreement(s) for Richard J. Grable, Allan L. Schwartz and Linda B. Grable signed August 30, 1999. Incorporated by reference to our Post-Effective Amendment No. 4 to Registration on Form S-2, File Number 333-60405.
10.29 2000 Non-Statutory Stock Option Plan Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.31 Securities Purchase Agreement for Series K between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.32 Registration Rights Agreement for Series K between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.33 Private Equity Credit Agreement between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.34 Registration Rights Agreement for Private Equity Agreement for $25 Million between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.35 Convertible Promissory Note between IDSI and Aspen International Ltd. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.36 Promissory Note from IDSI to Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.38 Securities Purchase Agreement between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-QSB for the quarter ending September 30, 2000 filed on November 13, 2000.
10.39 Amended Private Equity Credit Agreement dated as of November 30, 2000 between IDSI and Charlton Avenue LLC, which replaces and supersedes
       Exhibit 10.33. Incorporated by reference to our Amendment No. 2 to Registration on Form S-2, File Number 333-46546.
10.40 Stipulation for Settlement and Dismissal with Prejudice dated January 17, 2001 between IDSI and the beneficial owners of the Cycle of Life promissory note. Incorporated by reference to our Registration on Form S-2, File Number 333-55766, filed on February 16, 2001.
10.41  Distribution Agreement between IDSI and Medical Imaging Systems, Inc.
10.42  Distribution Agreement between IDSI and Medical Imaging Services, Ltd.


 (b)     Reports on Form 8-k
None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Imaging Diagnostic Systems, Inc. has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized,


                      IMAGING DIAGNOSTIC SYSTEMS, INC.


                             By:     /s/Linda B. Grable
                                     Linda B. Grable, Chairman of the Board and
                                     Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

Signatures                        Title                                              Date

/s/Linda B. Grable                Chairman of the Board and Chief           September 26, 2001
------------------
Linda B. Grable                   Executive Officer


/s/Allan L. Schwartz              Director, Executive Vice-President        September 26, 2001
--------------------
Allan L. Schwartz                 (Principal Accounting and Financial
                                  Officer)


/s/ David E. Danovitch            Director                                  September 26, 2001
----------------------
David E. Danovitch


/s/Phil E. Pearce                 Director                                  September 26, 2001
-----------------
Phil E. Pearce


/s/ Stanley A. Hirschman          Director                                  September 26, 2001
------------------------
Stanley A. Hirschman