Form 10QSB
period 2001-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2001-11-13
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2001

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

      The number of shares outstanding of each of the issuer's classes of equity as of September 30, 2001: 121,390,219 shares of common stock, no par value. As of September 30, 2001, the issuer had no shares of preferred stock outstanding.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)


                         Part I - Financial Information

Item 1. Financial Statements
                                                                        Page
Condensed Balance Sheet -
      September 30, 2001 and June 30, 2001                               3

Condensed Statement of Operations -
      Three months ended
      September 30, 2001 and 2000, and December 10,
      1993(date of inception) to September 30, 2001                      4

Condensed Statement of Cash Flows -
      Three months ended September 30, 2001 and 2000,
      and December 10, 1993(date of inception)
      to September 30, 2001                                              5

Notes to Condensed Financial Statements                                  6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Results.                                         7

                           Part II - Other Information

Item 1.    Legal Proceedings                                            10

Item 2.    Changes in Securities                                        10

Item 3.    Defaults Upon Senior Securities                              10

Item 4.    Submission of Matters to a Vote of
           Security Holders                                             10

Item 5.    Other Information                                            10

Item 6.    Exhibits and Reports on Form 8-K                             14

Signature                                                               15

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                             Condensed Balance Sheet

                                     Assets

                                                Sept. 30, 2001    Jun. 30, 2001
                                                 ------------      ------------
Current Assets                                    Unaudited              *
              Cash                               $    128,649      $    207,266
              Inventory                             3,020,620         2,805,184
              Prepaid expenses                         76,283            48,612
              Other current assets                      6,600             8,400
                                                 ------------      ------------

              Total Current Assets                  3,232,152         3,069,462
                                                 ------------      ------------

Property and Equipment, net                         2,394,824         2,426,816
Other Assets                                          871,634           856,076
                                                 ------------      ------------

                                                 $  6,498,610      $  6,352,354
                                                 ============      ============

                                Liabilities and Stockholders' Equity
Current Liabilities
              Accounts Payable                   $    616,517      $    440,968
              Customer Deposits                        54,000            54,000
              Accrued Expenses and
              Accrued Dividends Payable               156,814           295,663
              Loans Payable                           353,717           353,717
              Current maturity of capital
                lease obligation                          496             4,056
              Other current liabilities             1,542,375         1,454,936
                                                 ------------      ------------

              Total Current Liabilities             2,723,919         2,603,340
                                                 ------------      ------------


Stockholders Equity:
              Common Stock                         56,669,382        55,151,781
              Additional paid-in capital            1,597,780         1,597,780
              Deficit accumulated during
                development stage                 (54,478,162)      (52,986,238)
                                                 ------------      ------------
                                                    3,789,000         3,763,323

Less: subscriptions receivable                        (14,309)          (14,309)
                                                 ------------      ------------

              Total stockholders' equity            3,774,691         3,749,014
                                                 ------------      ------------

                                                 $  6,498,610      $  6,352,354
                                                 ============      ============


* Condensed from audited financial statements.

The accompanying notes are an intergral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          A Developmental Stage Company
                                   (Unaudited)

                        Condensed Statement of Operations

                                                       3 Months Ended           Since Inception
                                                       September 30,            (12/10/93) to
                                                    2001             2000       Sept. 30, 2001
                                                -----------       ---------     ---------------
Compensation and related benefits:
  Administrative and engineering              $     434,887    $     440,626    $  14,021,796
  Research and development                          278,043          281,712        5,515,496
Research and development expenses                       897           (1,656)       2,994,367
Advertising and promotion expenses                      568            3,071          996,532
Selling, general and administrative                 109,512           87,225        2,313,911
Clinical expenses                                    30,664           16,254          562,677
Consulting expenses                                 104,818           44,813        3,604,862
Insurance costs                                      66,162           42,689          954,390
Inventory valuation adjustments                        --              1,400        1,190,105
Inventory restocking costs                             --               --            377,006
Professional fees                                    70,418           99,851        2,276,228
Sales and property taxes                                553             --            400,601
Stockholder expenses                                   --               --            339,950
Trade show expenses                                  43,663              992        1,024,167
Travel and subsistence costs                         72,730           93,356        1,296,642
Rent expense                                          4,206            2,974          309,111
Interest expense                                    197,480           36,832        3,201,652
Loan placement expenses and fees                       --            200,000          656,494
Depreciation and amortization                        77,858           76,146        1,648,512
Amortization of deferred compensation                  --               --          4,064,250
Liquidated damages costs                               --               --            140,000
Interest income                                        (535)         (25,775)        (258,347)
                                                  ------------      ---------   --------------

                                                  1,491,924        1,400,510       47,630,402
                                                 -------------     ---------    --------------

Net Loss                                         (1,491,924)      (1,400,510)     (47,630,402)

Dividends on cumulative Pfd. stock:
From discount at issuance                              --           (565,657)      (5,402,713)
Earned                                                 --            (74,000)      (1,445,047)
                                                 ------------      ----------   --------------


Net loss applicable to
     common shareholders                       $   (1,491,924)   $ (2,040,167)  $ (54,478,162)
                                                 =============   =============   ==============

Net Loss per common share:
Basic:
Net loss per common share                      $      (0.01)     $     (0.02)     $     (1.18)
                                                =============    =============    ============

Weighted avg. no. of common shares               120,245,622      105,526,662      46,007,052
                                                =============    ============    ============

Diluted:
Net loss per common share                      $      (0.01)     $     (0.02)     $     (1.18)
                                                =============    =============    ============

Weighted avg. no. of common shares               120,245,622      105,526,662      46,007,052
                                                ============     ============     ============



The accompanying notes are an intergral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                        Condensed Statement of Cash Flows

                                                        Three Months               Since Inception
                                                      Ended September              (12/10/93) to
                                                      2001           2000          Sept. 30, 2001
                                                  ------------     ------------    ------------
Cash provided by (used for) Operations:
              Net loss                            $ (1,491,924)    $ (1,400,510)    $(47,630,402)
              Changes in assets and liabilities        119,734         (373,818)      20,516,266
                                                  ------------     ------------     ------------
              Net cash used by operations           (1,372,190)      (1,774,328)     (27,114,136)
                                                  ------------     ------------     ------------


Investments
      Capital expenditures                             (27,867)         (14,978)      (6,777,765)
                                                  ------------     ------------     ------------
      Cash used for investments                        (27,867)         (14,978)      (6,777,765)
                                                  ------------     ------------     ------------


Cash flows from financing activities:
      Repayment of capital lease obligation             (3,560)          (3,386)         (49,793)
      Other financing activities - NET                               (1,372,000)       5,888,339
      Proceeds from issuance of preferred stock           --          4,000,000       18,039,500
      Net proceeds from issuance of common stock     1,325,000           75,151       10,142,504
                                                  ------------     ------------     ------------

      Net cash provided by financing activities      1,321,440        2,699,765       34,020,550
                                                  ------------     ------------     ------------

Net increase (decrease) in cash                        (78,617)         910,459          128,649

Cash, beginning of period                              207,266          159,126             --
                                                  ------------     ------------     ------------

Cash, end of period                               $    128,649     $  1,069,585     $    128,649
                                                  ============     ============     ============

The accompanying notes are an intergral part of these condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The financial information included has been condensed from financial statements prepared as of September 30, 2001. The results of operations for the three-month period ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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

In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially impact our ability to continue as a going concern. However, our management is continually negotiating with various outside entities for additional funding necessary to complete the clinical testing phase of development, required before we can receive FDA marketing clearance. Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for capital requirements to date. There is no assurance that, if and when FDA marketing clearance is obtained, the CTLM(R) will achieve market acceptance or that we will achieve a profitable level of operations.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE RISKS AND UNCERTAINTIES SET FORTH UNDER THE CAPTION "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS", IN OUR FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Imaging Diagnostic Systems, Inc. is a development stage company, which, since inception, has been engaged in research and development of its Computed Tomography Laser Mammography device (CTLM(R)). The CTLM(R) is a breast-imaging device for the detection of cancer which utilizes laser technology and proprietary computer algorithms to produce three dimensional cross section slice images of the breast. As of the date of this report we have had no revenue from our operations.

We have incurred net losses applicable to common shareholders since inception through September 30, 2001 of approximately $54,478,162 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next 9 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(R), and the costs associated with the ongoing clinical trials and product development activities. There can be no assurances that the CTLM(R) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(R) to allow us to operate profitably.

RESULTS OF OPERATIONS

General and administrative expenses in the aggregate during the three months ended September 30, 2001 were $700,774 representing an increase of $71,317 or 11.3% from $629,457 when compared to the corresponding period in 2000. General and administrative expenses in the aggregate are derived from deducting compensation and related benefits, research and development expenses, depreciation and amortization and adding interest income to the net loss as presented on the Statement of Operations.

Compensation and related benefits during the three months ended September 30, 2001, were $712,930 representing a decrease of $9,408 or 1.3% from $722,338 for the corresponding period for 2000. The decrease was primarily due to fluctuations in salaries associated with the replacement of employees.

Selling, general and administrative expenses during the three months ended September 30, 2001, were $109,512 representing an increase of $22,287 or 26% from $87,225 for the corresponding period for 2000. The increase is due to the growth of the Company.

Clinical expenses during the three months ended September 30, 2001, were $30,664 representing an increase of $14,410 or 89% from $16,254 for the corresponding period for 2000. The increase is due primarily to the cost associated with the operation of our clinical sites.

Consulting expenses during the three months ended September 30, 2001, were $104,818 representing an increase of $60,005 or 134% from $44,813 for the corresponding period for 2000. The increase is due primarily to the use of outside consultants needed to seek FDA Pre-Market approval ("PMA") of the CTLM(R) system.

Insurance costs during the three months ended September 30, 2001, were $66,162 representing an increase of $23,473 or 55% from $42,689 for the corresponding period for 2000. The increase is due primarily to payments for premiums for Health Insurance, Workers' Compensation, Professional and Product Liability and Property and Casualty Insurance, which have increased upon renewal.

Professional expenses during the three months ended September 30, 2001, were $70,418 representing a decrease of $29,433 or 29% from $99,851 for the corresponding period for 2000. The decrease in professional fees is a result of the reduced use of outside counsel for various legal matters.

Travel and subsistence costs during the three months ended September 30, 2001, were $72,730 representing a decrease of $20,626 or 22% from $93,356 for the corresponding period for 2000. The decrease is primarily due to reduced travel and housing expenses for our clinical application specialists at Nassau County Medical Center and University of Virginia Health Systems clinical sites.

Interest expense during the three months ended September 30, 2001, was $197,480 representing an increase of $160,648 or 436% from $36,832 for the corresponding period for 2000. The increase is due primarily to the recording of the 9% discount on the equity credit line as interest.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $128,649 as of September 30, 2001. This is a decrease of $78,617 from $207,266 as of June 30, 2001. During the quarter ending September 30, 2001, we received $1,685,000 net of expenses from the sale of common stock through our Private Equity Agreement with Charlton Avenue, LLC ("Charlton"). See Item 5. "Other Information - Financing Equity Line of Credit."

We do not expect to generate a positive internal cash flow for at least the next 9 months due to ongoing product development expenses, the costs associated with the clinical trials and regulatory submissions and the expected costs of commercializing our initial product, the CTLM(R) device.

Property and Equipment was valued at $2,394,824 net as of September 30, 2001. The overall decrease of $31,992 from June 30, 2001 is due primarily to depreciation recorded for the first quarter.

LIQUIDITY AND CAPITAL RESOURCES
We are currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity requirements, principally by obtaining additional debt and/or equity financing. We have yet to generate an internal cash flow and do not expect to do so for at least the next 9 months. Until the sale of our product begins, we are totally dependent upon debt and equity funding from third parties. In the near future, we expect to incur substantial capital expenditures, working capital requirements and operating losses, including the significant costs of commercializing the CTLM(R) device. In the event that we are unable to utilize our private equity line or to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially adversely impact our ability to continue as a going concern.

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties. Net cash used for operating and product development expenses during the first quarter ending September 30, 2001, was $1,372,190 primarily due to our purchase of additional materials to continue to manufacture CTLM(R) systems in anticipation of receiving orders from our distributors in certain countries where permitted by law and the hiring of one additional employee, compared to net cash used by operating activities and product development of the CTLM(R) device and related software development of $1,774,328 in the same quarter ending September 30, 2000. At September 30, 2001, we had working capital of $508,223 compared to working capital of $676,372 at September 30, 2000, and $466,122 at June 30, 2001.

During the first quarter ending September 30, 2001, we were able to raise a total of $1,685,000 less expenses through the sale of common stock to Charlton. We do not expect to generate a positive internal cash flow for at least the next 9 months due to the expected costs of commercializing our initial product, the CTLM(R) and for the expense of continuing our ongoing product development program. We will require additional funds for operating expenses, clinical testing, FDA regulatory processes, manufacturing and marketing programs and to continue our research and development program. Accordingly, we plan to continue to utilize the Charlton Private Equity Agreement to raise the funds required prior to the end of fiscal year 2002 in order to continue operations. In the event that we are unable to utilize the Private Equity Agreement, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering or by obtaining mortgage financing on our real property and improvements, which we believe has a fair market value of at least $2.7 million. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the first quarter ending September 30, 2001, were $27,867 as compared to approximately $14,978 for the first quarter ending September 30, 2000. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, computer software, laboratory equipment, and other fixed assets. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2002, will be approximately $100,000.

There were no other changes in our existing debt agreements other than extensions and we had no outstanding bank loans as of September 30, 2001. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We will need substantial additional funds for our ongoing research and development programs, clinical testing, operating expenses, regulatory processes, and manufacturing and marketing programs. Our future capital requirements will depend on many factors, including the following:

     1)  The progress of our ongoing research and development projects;
     2)  The progress of clinical testing;
     3)  The time and cost involved in obtaining regulatory approvals;
     4) The cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
     5)  Competing technological and market developments;
     6) Changes and developments in our existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish; and
     7)  The development of commercialization activities and arrangements.

We do not expect to generate a positive internal cash flow for at least the next 9 months due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(R) device. We do not have sufficient cash to fund our operations until the end of the fiscal year ending June 30, 2002, requiring us to secure additional funding through the sale of common stock through our Private Equity Agreement, or from other outside sources.

ISSUANCE OF STOCK FOR SERVICES/DILUTIVE IMPACT TO SHAREHOLDERS
We have issued and may continue to issue stock for services performed and to be performed by consultants. Since we have generated no revenues to date, our ability to obtain and retain consultants may be dependent on our ability to issue stock for services. From July 1, 1996, to the filing date of this report, we have issued an aggregate of 1,806,500 shares of common stock to consultants, which have been registered on Registration Statements on Form S-8. The aggregate fair market value of the shares was $2,327,151. The issuance of large amounts of common stock for services rendered or to be rendered and the subsequent sale of such shares may depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change in our control.

We are currently being funded by Charlton through our Private Equity Agreement. There can be no assurance that this financing will continue to be available on acceptable terms. We plan to continue our policy of investing excess funds, if any, in a daily cash management account at First Union National Bank.

PART II
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Imaging Diagnostic Systems, Inc. v. DOE 1 a/k/a DEIGHTON and DOE 2 a/k/a docpatel Broward County, Florida, Circuit Court Case No. CACE 00-006881 (04).

On April 17, 2001, we filed a motion to dismiss the defendants' amended counterclaim. On November 8, 2001, our motion to dismiss was granted without prejudice and the defendants were given a 30-day leave to again amend their counterclaim. We believe that any new amended counterclaim would be without merit. We intend to vigorously prosecute this action and defend the amended counterclaim, which we expect to be filed.


ITEM 2.    CHANGES IN SECURITIES.

See Item 5. "Other Information" - Private Placements.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                None.

ITEM 5.    OTHER INFORMATION

                               Recent Developments

On August 13, 2001, Richard J. Grable, our co-founder, Chief Executive Officer and inventor of the CTLM(R) system passed away unexpectedly. Upon the passing of her husband, our Board of Directors named Linda B. Grable our new Chief Executive Officer on August 14, 2001. She will continue as Chairman of the Board of Directors.

On August 13, 2001 we received a letter of acceptance from the U.S. Food and Drug Administration ("FDA") for module 3 which pertains to Non-Pivotal Clinical Data. This acceptance signifies that the CTLM(R) meets the FDA requirements for patient safety and that the clinical data from the feasibility studies warrant submission of the final component, the PMA application.

In August 2001, our Board elected John d'Auguste as President of IDSI. Mr. d'Auguste has extensive experience with medical products including CT, MRI, X-Ray and microscopes gained while holding positions with GE Medical Systems, Picker X-Ray and Cambridge Instruments. He also served as Vice President of Gateway 2000 both in operations and direct sales.

In August 2001, our Board appointed Ed Horton as Chief Operating Officer. Mr. Horton began his career almost 20 years ago in the medical device industry with Bristol Myers and then as Vice President of Manufacturing and Operations for Microtek Medical Inc. He also was a co-founder of Deka Medical Inc. bringing the Company from a start-up to annual sales in excess of $23 million with over 400 employees and 6 manufacturing plants in just 4 years.

On September 25, 2001, we received a Certificate of Exportability from the FDA for the CTLM(R). Unapproved products subject to the PMA requirements must receive a prior FDA Certificate of Exportability in order to be exported from the United States.

On September 25, 2001 we received a letter of acceptance from the U.S. Food and Drug Administration ("FDA") for module 4 of our PMA application which pertains to information regarding functional components, principles of operation and manufacturing information such as quality assurance, audits, document control, packaging and labeling and device evaluation.

In October 2001, we placed our CTLM(R) system in the Instituto Nacional de Cancerologia, the foremost cancer institute in Mexico. This will assist us in obtaining additional clinical data to further substantiate our PMA application, facilitate the clinical atlas and serve as a promotional site for future sales prospects.



Clinical Update

We are following the guidelines of the "Standardized Shell for Modular Submission" for the FDA approval process. The FDA assigned a Modular Shell Control Number and a general description of items required for the submission. Although we believe that our PMA will qualify for expedited review, there can be no assurance that any such review will be granted or, if granted, that the PMA will be approved or that such approval will be received on a timely basis.

Below is a table indicating the status of our FDA Modular Submission:


Module #     Description of Module Submission    Date Filed    Date Approved
--------     ---------------------------------   ----------    --------------
Module 1     General Information & Safety        9/27/2000     Pending
Module 2     Software                            4/17/2001     6/12/2001
Module 3     Non-Pivotal Clinical                5/1/2001      8/13/2001
Module 4     Manufacturing & Quality Systems     1/2/2001      9/25/2001
PMA          PMA Submission                      Not Filed


In August 2001 we renewed our clinical investigational contract with University of Virginia Health System to continue clinical testing of the CTLM(R). We are continuing to scan patients fitting the criteria of our IDE at University of Virginia Health System, Charlottesville, Virginia and Instituto Nacional de Cancerologia (National Cancer Institute in Mexico City, Mexico). The additional studies obtained from our clinical sites will be used in our PMA submission and CD-ROM clinical atlas.

FINANCING/EQUITY LINE OF CREDIT

We will require substantial additional funds for working capital, including operating expenses, clinical testing, regulatory processes and manufacturing and marketing programs and our continuing product development programs. Our capital requirements will depend on numerous factors, including the progress of our product development programs, results of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and changes in our existing research, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish. Moreover, our fixed commitments, including salaries and fees for current employees and consultants, and other contractual agreements are likely to increase as additional agreements are entered into and additional personnel are retained.

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

In the event that, for whatever reason, we did not redeem the convertible preferred according to the above schedule, the holder had the right to convert the convertible preferred into common stock at a per share price equal to the lower of $1.29 (115% of the closing bid price on the day prior to the initial issuance) or 87.5% of the average of the three lowest closing bid prices (which need not be consecutive) of the 20 consecutive trading days prior to the conversion date. In November 2000, Charlton converted 25 Series K shares plus accrued dividends into 197,349 restricted shares of common stock. In January 2001, Charlton converted $3,950,000 (395 shares) of Series K convertible preferred stock into an aggregate of 4,935,412 common shares and Spinneret converted $50,000 (5 shares) of Series K convertible preferred stock into an aggregate of 63,996 common shares. On December 12, 2000, we registered 5,720,605 common shares underlying the 500 shares of Series K convertible preferred stock. The shares registered included only 58,140 shares underlying the Spinneret Series K preferred so we had to issue 5,856 common shares with a restrictive legend. Those shares were registered in February 2001. Of the remaining 100 shares of Series K preferred stock, 50 shares were converted into 664,659 shares of common stock and 50 shares were redeemed for 664,171 shares of common stock using the Charlton private equity line and we paid $500,000 as a10% redemption premium to Charlton in April 2001.

On August 17, 2000, we entered into a $25 million private equity credit agreement with Charlton Avenue LLC ("Charlton"). On November 29, 2000, prior to any draws under the initial private equity agreement, we terminated that agreement and the initial agreement was replaced by an Amended Private Equity Credit Agreement dated November 30, 2000 (the "Private Equity Agreement"). The Private Equity Agreement commits Charlton to purchase up to $25 million of common stock subject to certain conditions pursuant to Regulation D over the course of 12 months after an effective registration of the Private Equity Agreement common shares. The timing and amounts of the purchase by the investor are at our sole discretion. We do, however, have to draw down a minimum of $10 million from the credit line over the 12-month period. The purchase price of the shares of common stock is set at 91% of the market price. The market price, as defined in the agreement, is the average of the three lowest closing bid prices of the common stock over the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche. If, subsequent to effectiveness, the registration statement is suspended at any time, we are obligated to pay liquidated damages of 1.5% of the cost of all common stock then held by the investor for each 15-day period or portion thereof, beginning on the date of the suspension. If such suspension is cured within the first 15 days, the damages shall not apply. The only fee associated with the private equity financing will be a 5% consulting fee payable to Spinneret. On December 13, 2000 we registered 7,089,685 shares of common stock underlying $10 million out of the $25 million available in the Private Equity Agreement. Because of the decline in our stock price, we did not have sufficient common shares registered to fulfill our obligation under the Amended Private Equity Agreement with Charlton. To satisfy our obligation to provide registered common shares we registered 9,875,000 additional shares on October 23, 2001.

The principal conditions to our ability to draw under the private equity line are that (i) during the 15 trading days immediately preceding each of the put notice date and the corresponding closing date (11 trading days after the put notice date) the average bid price of our common stock must be at least $.50 and the average daily trading volume must be at least $100,000, (ii) no more than 19.9% of our outstanding common stock ( 24,681,194 shares as of the date of this report) may be issued under the agreement without shareholder approval if such approval is required by our principal trading market (it is not required by our current market, the OTC Bulletin Board), (iii) the purchase cannot cause Charlton to beneficially own more than 9.9% of our outstanding common stock (according to the information available to us it beneficially owns an less than 5% of the common stock as of the date of this report), and (iv) there be no material adverse change in our business or financial condition since our most recent filing with the SEC. These conditions may materially limit our ability to make draws under the Private Equity Agreement.

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

As of the date of this report we have drawn $5,275,000 from our equity credit line with Charlton and have issued 8,008,868 shares as a result of those draws. In December 2000, we initially registered $10 million worth of common stock based on the market price at that time, representing the minimum dollar amount required to be drawn down in one year under the Private Equity Agreement. The registration statement provided for the registration of 7,089,685 common shares. In order to comply with the terms and conditions of the Private Equity Agreement, as a result of the recent decline in our stock price, we filed a second registration statement, which became effective October 23, 2001 to utilize the balance of funds available to us in the agreement.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibits                             Description
--------                             -----------
(a)
10.43   Employment Agreement with John d'Auguste, President.
10.44   Employment Agreement with Ed Horton, Chief Operating Officer.



(b) Reports on Form 8-K

           NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.




Dated: November 13, 2001             Imaging Diagnostic Systems, Inc.

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