Form 10QSB
period 2001-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2002-02-14
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2001

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

      The number of shares outstanding of each of the issuer's classes of equity as of December 31, 2001: 125,744,396 shares of common stock, no par value. As of December 31, 2001, the issuer had no shares of preferred stock outstanding.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)


                         Part I - Financial Information

Item 1. Financial Statements
                                                                        Page
Condensed Balance Sheet -
      December 31, 2001 and June 30, 2001                                 3

Condensed Statement of Operations -
      Six months and three months ended December
      31, 2001 and 2000, and December 10,
      1993(date of inception) to December 31, 2001                        4

Condensed Statement of Cash Flows -
      Six months ended December 31, 2001 and 2000,
      and December 10, 1993(date of inception)
      to December 31, 2001                                                5

Notes to Condensed Financial Statements                                   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Results                                           7

                           Part II - Other Information

Item 1.    Legal Proceedings                                             11

Item 2.    Changes in Securities                                         11

Item 3.    Defaults Upon Senior Securities                               11

Item 4.    Submission of Matters to a Vote of
           Security Holders                                              11

Item 5.    Other Information                                             11

Item 6.    Exhibits and Reports on Form 8-K                              15

Signature                                                                16

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet

                                     Assets

                                              Dec. 31, 2001        Jun. 30, 2001
                                              -------------        -------------
Current Assets                                   Unaudited                 *
              Cash                            $    155,905            $ 207,266
              Inventory                          3,139,276            2,805,184
              Prepaid expenses                      26,767               48,612
              Other current assets                   4,200                8,400
                                                    ------                -----

              Total Current Assets               3,326,148            3,069,462
                                                ----------            ---------

Property and Equipment, net                      2,360,609            2,426,816
Other Assets                                       873,789              856,076
                                                  --------              -------

                                               $ 6,560,546          $ 6,352,354
                                              ============          ===========

                                Liabilities and Stockholders' Equity
Current Liabilities
              Accounts Payable                   $ 725,577           $  440,968
              Customer Deposits                     54,000               54,000
              Accrued Expenses and
                 accrued Dividends Payable         161,356              295,663
              Loans Payable                        353,717              353,717
              Current maturity of capital
                 lease obligation                                         4,056
              Other current liabilities          1,542,375            1,454,936
                                                ----------            ---------

              Total Current Liabilities          2,837,025            2,603,340
                                                ----------            ---------


Stockholders Equity:
              Common Stock                      58,773,314           55,151,781
              Additional paid-in capital         1,597,780            1,597,780
              Deficit accumulated during
                development stage              (56,515,664)         (52,986,238)
                                               ------------         ------------
                                                 3,855,430            3,763,323

Less: subscriptions receivable                     (14,309)             (14,309)
         deferred compensation                    (117,600)                 -
                                                  ---------             --------

              Total stockholders' equity         3,723,521            3,749,014
                                                 ---------            ---------

                                               $ 6,560,546          $ 6,352,354
                                               ===========          ===========


* Condensed from audited financial statements.

The accompanying notes are an intergral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                                   (Unaudited)
                        Condensed Statement of Operations

                                                     Six Months Ended          Three Months Ended   Since Inception
                                                     December 31,              December 31,         (12/10/93) to
                                               2001            2000         2001         2000       Dec. 31, 2001
                                               ----            ----         ----         ----       -------------
Compensation and related benefits:
  Administrative and engineering           $   886,095   $   857,613   $   451,208   $   416,987   $  14,473,004
  Research and development                     566,520       548,310       288,477       266,598       5,803,973
Research and development expenses                1,074          (814)          177           842       2,994,544
Advertising and promotion expenses              40,200        22,448        39,632        19,377       1,036,164
Selling, general and administrative            338,871       341,403       229,359       254,178       2,543,270
Clinical expenses                               42,134        35,910        11,470        19,656         574,147
Consulting expenses                            355,488        69,765       250,670        24,952       3,855,532
Insurance costs                                151,775        97,012        85,613        54,323       1,040,003
Inventory valuation adjustments                   --           1,400          --            --         1,190,105
Inventory restocking costs                        --            --            --            --           377,006
Professional fees                              236,918       223,858       166,500       124,007       2,442,728
Sales and property taxes                         1,708         1,155       401,756
Stockholder expenses                            49,747        57,813        49,747        57,813         389,697
Trade show expenses                            137,595        75,775        93,932        74,783       1,118,099
Travel and subsistence costs                   203,107       166,252       130,377        72,896       1,427,019
Rent expense                                     6,501         9,397         2,295         6,423         311,406
Interest expense                               356,693        41,373       159,213         4,541       3,360,865
Placement expenses and fees                       --         250,000          --          50,000         656,494
Depreciation and amortization                  155,716       152,292        77,858        76,146       1,726,370
Amortization of deferred compensation             --            --            --            --         4,064,250
Liquidated damages costs                          --            --            --            --           140,000
Interest income                                   (716)      (46,615)         (181)      (20,840)       (258,528)
                                         -------------     ---------     ---------     ---------      ----------

                                             3,529,426     2,903,192     2,037,502     1,502,682      49,667,904
                                         -------------     ---------     ---------     ---------      ----------

Net Loss                                 $  (3,529,426) $ (2,903,192) $ (2,037,502) $ (1,502,682)  $ (49,667,904)

Dividends on cumulative Pfd. stock:
From discount at issuance                         --        (708,130)         --        (142,473)     (5,402,713)
Earned                                            --        (175,750)         --        (101,750)     (1,445,047)
                                         -------------     ---------   -----------   -----------   -------------

Net loss applicable to
     common shareholders                 $  (3,529,426) $ (3,787,072) $ (2,037,502) $ (1,746,905)  $ (56,515,664)
                                         -------------     ---------   -----------   -----------   -------------


Net Loss per common share:
Basic:
Net loss per common share                $      (0.03)   $    (0.04)  $     (0.02)   $     (0.02)    $    (1.17)
                                         ============= ============= ============= =============   =============

Weighted avg. no. of common shares         122,047,788   107,406,577   122,620,087   109,286,493      48,385,863
                                         ============= ============= ============= =============   =============

Diluted:
Net loss per common share                $      (0.03)   $    (0.04)  $     (0.02)   $     (0.02)    $    (1.17)
                                         ============= ============= ============= =============   =============

Weighted avg. no. of common shares         122,047,788   107,406,577   122,620,087   109,286,493      48,385,863
                                         ============= ============= ============= =============   =============


The accompanying notes are an intergral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                        Condensed Statement of Cash Flows

                                                             Six Months            Since Inception
                                                         Ended December 31,        (12/10/93) to
                                                       2001               2000     Dec. 31, 2001
                                                 --------------    -------------   ---------------
Cash provided by (used for) Operations:
              Net loss                             $ (3,529,426)   $ (2,903,192)   $(49,667,904)
              Changes in assets and liabilities         473,627        (538,705)     20,870,159
                                                   ------------    ------------    ------------
              Net cash used by operations            (3,055,799)     (3,441,897)    (28,797,745)
                                                   ------------    ------------    ------------


Investments
      Capital expenditures                              (56,398)        (84,125)     (6,806,296)
                                                   ------------    ------------    ------------
      Cash used for investments                         (56,398)        (84,125)     (6,806,296)
                                                   ------------    ------------    ------------


Cash flows from financing activities:
      Repayment of capital lease obligation                (496)         (6,847)        (46,729)
      Other financing activities - NET               (1,372,000)      5,888,339
      Proceeds from issuance of preferred stock            --         5,000,000      18,039,500
      Net proceeds from issuance of common stock      3,061,332          75,151      11,878,836
                                                   ------------    ------------    ------------

      Net cash provided by financing activities       3,060,836       3,696,304      35,759,946
                                                   ------------    ------------    ------------

Net increase (decrease) in cash                         (51,361)        170,282         155,905

Cash, beginning of period                               207,266         159,126            --
                                                   ------------    ------------    ------------

Cash, end of period                                $    155,905    $    329,408    $    155,905
                                                   ============    ============    ============


The accompanying notes are an intergral part of these condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -    BASIS OF PRESENTATION

The financial information included has been condensed from financial statements prepared as of December 31, 2001. The results of operations for the six-month period ended December 31, 2001, are not necessarily indicative of the results to be expected for the full year.

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

We have incurred net losses applicable to common shareholders since inception through December 31, 2001 of approximately $56,515,664 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next 9 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(R), and the costs associated with the ongoing clinical trials and product development activities. There can be no assurances that the CTLM(R) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(R) to allow us to operate profitably.

RESULTS OF OPERATIONS

General and administrative expenses in the aggregate during the three and six months ended December 31, 2001 were $1,219,963 and $1,920,737 respectively, representing increases of $456,834 or 60% and $528,331 or 38%, respectively, when compared to the corresponding periods during 2000. General and administrative expenses in the aggregate are derived from deducting compensation and related benefits, research and development expenses, depreciation and amortization and adding interest income to the net loss as presented on the Statement of Operations.

Compensation and related benefits during the three and six months ended December 31, 2001, were $739,685 and $1,452,615 respectively, representing increases of $56,100 or 8% and $46,692 or 3%, respectively, compared to the corresponding periods during 2000. The increases were primarily due to the hiring of additional employees to administer our clinical sites and prepare for the submission of our FDA pre-market approval ("PMA") application.

Selling, general and administrative expenses during the three and six months ended December 31, 2001, were $229,359 and $338,871 respectively, representing a decrease of $24,819 or 10% and $2,532 or 1% respectively, compared to the corresponding periods during 2000. The decreases were due primarily to fewer administrative costs associated with our developmental growth and preparations for the manufacture of the CTLM(R) device.

Clinical expenses during the three and six months ended December 31, 2001, were $11,470 and $42,134, respectively, representing a decrease of $8,186 or 42% and an increase of $6,224 or 15% respectively, compared to the corresponding periods during 2000. The fluctuations were due primarily to the billing cycles of our clinical sites.

Consulting expenses during the three and six months ended December 31, 2001, were $250,670 and $355,488 respectively, representing an increase of $225,718 or 904% and $285,723 or 410% respectively, compared to the corresponding periods during 2000. The increases were due primarily to the payment in advance of the consulting fee on our Equity Credit Line.

Insurance costs during the three and six months ended December 31, 2001, were $85,613 and $151,775 respectively, representing an increase of $31,290 or 58% and $54,763 or 56% respectively, compared to the corresponding periods during 2000. The increases were due primarily to higher premiums for Health, Workers' Comp., Professional and Product Liability and Property and Casualty Insurance.

Professional expenses during the three and six months ended December 31, 2001, were $166,500 and $236,918 respectively, representing an increase of $42,493 or 34% and $13,060 or 6% respectively compared to the corresponding periods during 2000. The increases in professional fees were a result of the increased use of outside counsel for various legal matters.

Travel and subsistence costs during the three and six months ended December 31, 2001, were $130,377 and $203,107 respectively, representing an increase of $57,481 or 79% and $36,855 or 22% respectively, compared to the corresponding periods during 2000. The increases were primarily due to travel and housing expenses for our clinical application specialists at our clinical sites.

Interest expense during the three and six months ended December 31, 2001, was $159,213 and $356,693 respectively, representing an increase of $154,672 or 3,406% and $315,320 or 862% respectively, compared to the corresponding periods during 2000. The increase is due primarily to the recording of the 9% discount on the equity credit line as interest.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $155,905 as of December 31, 2001. This is a decrease of $51,361 from $207,266 for the year ended June 30, 2001. During the quarter ending December 31, 2001, we received $1,475,000 net of expenses from the sale of common stock through our Private Equity Agreement with Charlton Avenue, LLC ("Charlton"). See Item 5. "Other Information - Financing/Equity Line of Credit."

We do not expect to generate a positive internal cash flow for at least the next 9 months due to ongoing product development expenses, the costs associated with the clinical trials and regulatory submissions and the expected costs of commercializing our initial product, the CTLM(R) device.

Property and Equipment was valued at $2,360,609 net as of December 31, 2001. The overall decrease of $66,207 from June 30, 2001 is due primarily to depreciation recorded for the second quarter.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties. Net cash used for operating and product development expenses during the second quarter ending December 31, 2001, was $1,683,609 primarily due to our purchase of additional materials to continue to manufacture CTLM(R) systems for use in product demonstration and clinical testing activities and to be available in the event that we receive orders from our distributors in certain countries where permitted by law, compared to net cash used by operating activities and product development of the CTLM(R) device and related software development of $1,667,569 in the same quarter ending December 31, 2000. At December 31, 2001, we had working capital of $489,123 compared to working capital of $(213,224) at December 31, 2000, and $466,122 at June 30, 2001.

During the second quarter ending December 31, 2001, we were able to raise a total of $1,475,000 less expenses through the sale of common stock to Charlton. We do not expect to generate an internal cash flow for at least the next 9 months due to the expected costs of commercializing our initial product, the CTLM(R) and for the expense of continuing our ongoing product development program. We will require additional funds for operating expenses, clinical testing, FDA regulatory processes, manufacturing and marketing programs and to continue our research and development program. Accordingly, we plan to continue to utilize the Charlton Private Equity Agreement to raise the funds required prior to the end of fiscal year 2002 and into the first two quarters of the next fiscal year in order to continue operations. In the event that we are unable to utilize the Private Equity Agreement, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering or by obtaining mortgage financing on our real property and improvements, which we believe has a fair market value of at least $2.7 million. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the second quarter ending December 31, 2001, were $28,531 as compared to $69,147 for the second quarter ending December 31, 2000. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, computer software, laboratory equipment, and other fixed assets. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2002, will be approximately $67,000.

There were no other changes in our existing debt agreements other than extensions and we had no outstanding bank loans as of December 31, 2001. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We will need substantial additional funds for our ongoing research and development programs, clinical testing, operating expenses, regulatory processes, and manufacturing and marketing programs. Our future capital requirements will depend on many factors, including the following:

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

We do not expect to generate an internal cash flow for at least the next 9 months due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(R) device. We do not have sufficient cash to fund our operations until the end of the fiscal year ending June 30, 2002, requiring us to secure additional funding through the sale of common stock through our Private Equity Agreement, or from other outside sources.

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

ITEM 1.  LEGAL PROCEEDINGS

Imaging Diagnostic Systems, Inc. v. DOE 1 a/k/a DEIGHTON and DOE 2 a/k/a docpatel in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. CACE 00-006881 (04).

The defendants have amended their counterclaim for a second time in January 2002 and we have filed a motion to dismiss in February 2002. We believe that this counterclaim is without merit. We intend to vigorously prosecute this action and defend the counterclaim.


Ladenburg Thalmann & Co. v. Imaging Diagnostic Systems, Inc., The United States District Court, Southern District of New York.

We filed a motion to dismiss on May 25, 2001, which was granted in part and denied in part on December 10, 2001. No other formal discovery has taken place in the action. We intend to vigorously defend this matter.

We are not aware of any other material legal proceedings, pending or contemplated, to which we are, or would be a party to or of which any of our property is, or would be, the subject.

ITEM 2.    CHANGES IN SECURITIES.

See Item 5. "Other Information" - FINANCING/EQUITY LINE OF CREDIT.

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

In November 2001, we installed our CTLM(R) system at the Elizabeth Wende Breast Clinic in Rochester, NY and at the Women's Center for Radiology in Orlando, FL. Both systems were placed under the FDA approved IDE program.

In December 2001, the Compensation Committee finalized the employment contract of Linda B. Grable, Chief Executive Officer.

In November 2001, we exhibited at the 87th Radiological Society of North America's (RSNA) Scientific Assembly and annual Meeting in Chicago.

In January 2002, we received a letter of acceptance from the FDA for module 1, which was the fourth module to be approved as part of our PMA application. Module 1 pertains to the functional components and principles of operations for our CTLM(R) system. It also addressed safety issues related to the design of the CTLM(R) system.

In January 2002, we were issued a patent for "Detector Array With Variable Gain Amplifiers for Use in a Laser Imaging Apparatus," as U.S. Patent No. 6,331,700.

In January 2002, we appointed Dr. Eric Milne as Chief Radiologist. Dr. Milne will evaluate current and future applications of our laser technology in order to accelerate the adaptation of this technology to the medical industry.

In January 2002, we exhibited at the 26th Arab Health Conference in Dubai, United Arab Emirates. The Arab conference leads the way in healthcare exhibitions and conferences in the Middle East.

In February 2002, we signed a definitive agreement with the Sanotech Group (SRL) to act as our exclusive distributor in Austria and Romania. Based on our commitment to accelerate sales throughout Europe, we terminated our distributor agreement with Syncor Overseas Ltd. and directed the escrow agent to refund Syncor's deposit held in escrow. We have installed two systems in Europe, one at University of Vienna, Allgemeines Hospital and the second at Colentina University Hospital in Bucharest, Romania. Sanotech will use these two hospitals as promotional sites for future sales.

In February 2002, we were issued a patent for "Time-Resolved Breast Imaging Device," as U.S. Patent No. 6,339,216.


FDA/CLINICAL UPDATE

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


Below is a table indicating the status of our FDA Modular Submission:

Module #     Description of Module Submission    Date Filed    Date Approved
--------     ---------------------------------   ----------    --------------
Module 1     General Information & Safety        9/27/2000     1/7/2002
Module 2     Software                            4/17/2001     6/12/2001
Module 3     Non-Pivotal Clinical                5/1/2001      8/13/2001
Module 4     Manufacturing & Quality Systems     1/2/2001      9/25/2001
PMA          PMA Submission                      Not Filed

We intend to file our PMA application during the fourth quarter of our fiscal year ending June 30, 2002.

In August 2001 we renewed our clinical investigational contract with University of Virginia Health System to continue clinical testing of the CTLM(R). We are continuing to scan patients fitting the criteria of our IDE at University of Virginia Health System, Charlottesville, Virginia, Instituto Nacional de Cancerologia (National Cancer Institute in Mexico City, Mexico), Elizabeth Wende Breast Clinic in Rochester, NY and the Women's Center for Radiology in Orlando, FL. The additional studies obtained from our clinical sites will be used in our PMA submission and CD-ROM clinical atlas.

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

On August 17, 2000, we entered into a $25 million private equity credit agreement with Charlton Avenue LLC ("Charlton"). On November 29, 2000, prior to any draws under the initial private equity agreement, we terminated that agreement and the initial agreement was replaced by an Amended Private Equity Credit Agreement dated November 30, 2000 (the "Private Equity Agreement"). The Private Equity Agreement commits Charlton to purchase up to $25 million of common stock subject to certain conditions pursuant to Regulation D over the course of 12 months after an effective registration of the Private Equity Agreement common shares. The timing and amounts of the purchase by the investor are at our sole discretion. We had to draw down a minimum of $10 million from the credit line over the initial 12-month period. The purchase price of the shares of common stock is set at 91% of the market price. The market price, as defined in the agreement, is the average of the three lowest closing bid prices of the common stock over the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche. If, subsequent to effectiveness, the registration statement is suspended at any time, we are obligated to pay liquidated damages of 1.5% of the cost of all common stock then held by the investor for each 15-day period or portion thereof, beginning on the date of the suspension. If such suspension is cured within the first 15 days, the damages shall not apply. The only fee associated with the private equity financing will be a 5% consulting fee payable to Spinneret. In September 2001 Spinneret proposed to lower the consulting fee to 4% provided that we pay their consulting fee in advance. We reached an agreement and paid them $250,000 out of proceeds from a put. On December 13, 2000 we registered 7,089,685 shares of common stock underlying $10 million out of the $25 million available in the Private Equity Agreement. Because of the decline in our stock price, we did not have sufficient common shares registered to fulfill our obligation under the Amended Private Equity Agreement with Charlton. To satisfy our obligation to provide registered common shares to cover the $10 million minimum, we registered 9,875,000 additional shares on October 23, 2001.

The principal conditions to our ability to draw under the private equity line are that (i) during the 15 trading days immediately preceding each of the put notice date and the corresponding closing date (11 trading days after the put notice date) the average bid price of our common stock must be at least $.50 and the average daily trading volume must be at least $100,000, (ii) no more than 19.9% of our outstanding common stock (25,387,685 shares as of the date of this report) may be issued under the agreement without shareholder approval if such approval is required by our principal trading market (it is not required by our current market, the OTC Bulletin Board), (iii) the purchase cannot cause Charlton to beneficially own more than 9.9% of our outstanding common stock (according to the information available to us it beneficially owns an less than 5% of the common stock as of the date of this report), and (iv) there be no material adverse change in our business or financial condition since our most recent filing with the SEC. These conditions may materially limit our ability to make draws under the Private Equity Agreement.

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

As of the date of this report we have drawn $7,000,000 from our equity credit line with Charlton and have issued 11,349,074 shares as a result of those draws.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibits                             Description
--------                             -----------
(a)

10.45 Employment Agreement with Linda B. Grable, Chief Executive Officer.


(b) Reports on Form 8-K

           NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.




Dated: February 14, 2002             Imaging Diagnostic Systems, Inc.

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