Form 10QSB
period 2002-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2002-05-15
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2002

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

      The number of shares outstanding of each of the issuer's classes of equity as of March 31, 2001: 129,914,408 shares of common stock, no par value. As of March 31, 2002, the issuer had no shares of preferred stock outstanding.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)


                         Part I - Financial Information

Item 1. Financial Statements
                                                                     Page
Condensed Balance Sheet -
      March 31, 2002 and June 30, 2001                                 3

Condensed Statement of Operations -
      Nine months and three months ended March 31,
      2002 and 2001, and December 10,
      1993 (date of inception) to March 31, 2002                       4

Condensed Statement of Cash Flows -
      Nine months ended March 31, 2002 and 2001,
      and December 10, 1993 (date of inception)
      March 31, 2002                                                   5

Notes to Condensed Financial Statements                                6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Results                                        7

                           Part II - Other Information

Item 1.    Legal Proceedings                                          11

Item 2.    Changes in Securities                                      11

Item 3.    Defaults Upon Senior Securities                            11

Item 4.    Submission of Matters to a Vote of
           Security Holders                                           11

Item 5.    Other Information                                          12

Item 6.    Exhibits and Reports on Form 8-K                           17

Signature                                                             18

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet

                                     Assets

                                               Mar. 31, 2002    Jun. 30, 2001
                                               ------------      ------------
Current Assets                                    Unaudited                 *
              Cash                             $    134,481      $    207,266
              Inventory                           3,402,731         2,805,184
              Prepaid expenses                       21,159            48,612
              Other current assets                    5,005             8,400
                                               ------------      ------------

              Total Current Assets                3,563,376         3,069,462
                                               ------------      ------------

Property and Equipment, net                       2,317,703         2,426,816
Other Assets                                        854,422           856,076
                                               ------------      ------------

                                               $  6,735,501      $  6,352,354
                                               ============      ============

                                Liabilities and Stockholders' Equity
Current Liabilities
              Accounts Payable                 $    739,806      $    440,968
              Customer Deposits                        --              54,000
              Accrued Expenses and
                 accrued Dividends Payable          165,897           295,663
              Loans Payable                         353,717           353,717
              Current maturity of capital
                 lease obligation                      --               4,056
              Other current liabilities           1,542,375         1,454,936
                                               ------------      ------------

              Total Current Liabilities           2,801,795         2,603,340
                                               ------------      ------------


Stockholders Equity:
              Common Stock                       61,113,375        55,151,781
              Additional paid-in capital          1,597,780         1,597,780
              Deficit accumulated during
                development stage               (58,645,540)      (52,986,238)
                                               ------------      ------------
                                                  4,065,615         3,763,323

Less: subscriptions receivable                      (14,309)          (14,309)
         deferred compensation                     (117,600)             --
                                               ------------      ------------

              Total stockholders' equity          3,933,706         3,749,014
                                               ------------      ------------

                                               $  6,735,501      $  6,352,354
                                               ============      ============


* Condensed from audited financial statements.

     The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                        Condensed Statement of Operations
                                   (Unaudited)

                                                    Nine Months Ended              Three Months Ended          Since Inception
                                                       March 31,                       March 31,               (12/10/93) to
                                                2002            2001              2002             2001        Mar. 31, 2002
                                            ----------       ----------         ---------       ----------    ---------------
Compensation and related benefits:
  Administrative and engineering          $  1,394,589     $  1,287,871       $  508,493       $  430,258     $ 14,981,499
  Research and development                     891,622          823,393          325,102          275,083        6,129,075
Research and development expenses                1,074             (625)            --                189        2,994,544
Advertising and promotion expenses             141,013           41,907          100,813           19,459        1,136,977
Selling, general and administrative            510,413          459,295          219,294          117,892        2,714,812
Clinical expenses                               78,977           48,194           36,843           12,284          610,990
Consulting expenses                            364,449          153,907            8,960           84,142        3,864,493
Insurance costs                                226,720          152,865           74,945           55,853        1,114,948
Inventory valuation adjustments                   --              1,400             --               --          1,190,105
Inventory restocking costs                        --               --               --               --            377,006
Professional fees                              294,152          265,934           57,234           42,076        2,499,962
Sales and property taxes                        51,887            2,430          451,935
Stockholder expenses                           138,374           79,982           88,627           22,169          478,324
Trade show expenses                            153,514          149,340           15,920           73,565        1,134,018
Travel and subsistence costs                   369,454          347,562          166,347          181,310        1,593,366
Rent expense                                     8,441           11,306            1,940            1,908          313,346
Interest expense                               625,128          132,662          268,435           91,289        3,629,300
Placement expenses and fees                       --            250,000             --               --            656,494
Depreciation and amortization                  233,574          228,438           77,858           76,146        1,804,228
Amortization of deferred compensation             --               --               --               --          4,064,250
Liquidated damages/Settlement costs            176,750             --            176,750             --            316,750
Interest income                                   (830)         (52,693)            (115)          (6,078)        (258,642)
                                         -------------         ---------       ---------      ------------   --------------

                                             5,659,301        4,380,738        2,129,876        1,477,545        51,797,780
                                         -------------        ---------        ---------      ------------   --------------

Net Loss                                 $  (5,659,301)   $  (4,380,738)   $  (2,129,876)   $  (1,477,545)   $ (51,797,780)

Dividends on cumulative Pfd. stock:
  From discount at issuance                       --           (708,130)            --           (142,473)      (5,402,713)
  Earned                                          --           (379,021)            --           (203,271)      (1,445,047)
                                         --------------       ----------      ----------    --------------   --------------

Net loss applicable to
     common shareholders                 $  (5,659,301)   $  (5,467,889)   $  (2,129,876)   $  (1,823,289)   $ (58,645,540)
                                         =============    ==============   ==============   ==============   ===============


Net Loss per common share:
Basic:
Net loss per common share                $       (0.05)   $      (0.05)     $      (0.02)    $      (0.02)    $     (1.15)
                                          =============    =============    =============    =============    =============

Weighted avg. no. of common shares         123,874,909      109,641,520      127,610,356      111,162,938       50,784,969
                                          =============    ============     =============    ==============   ============

Diluted:
Net loss per common share                $       (0.05)   $      (0.05)     $      (0.02)    $      (0.02)    $     (1.15)
                                          =============    =============    =============    =============    =============

Weighted avg. no. of common shares         123,874,909      109,641,520      127,610,356      111,162,938       50,784,969
                                          =============    ============     =============    ==============   ============

     The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                        Condensed Statement of Cash Flows

                                                            Nine Months           Since Inception
                                                          Ended March 31,         (12/10/93) to
                                                        2002            2001      Mar. 31, 2002
                                                   -------------   -------------  ---------------
Cash provided by (used for) Operations:
              Net loss                             $ (5,659,301)   $ (4,380,738)   $(51,797,780)
              Changes in assets and liabilities         702,539         (48,383)     21,099,072
                                                   ------------    ------------    ------------
              Net cash used by operations            (4,956,762)     (4,429,121)    (30,698,708)
                                                   ------------    ------------    ------------


Investments
      Capital expenditures                              (73,299)       (136,070)     (6,823,197)
                                                   ------------    ------------    ------------
      Cash used for investments                         (73,299)       (136,070)     (6,823,197)
                                                   ------------    ------------    ------------


Cash flows from financing activities:
      Repayment of capital lease obligation              (4,056)        (10,232)        (50,289)
      Other financing activities - NET               (1,372,000)      5,888,339
      Proceeds from issuance of preferred stock            --         5,000,000      18,039,500
      Net proceeds from issuance of common stock      4,961,332         987,651      13,778,836
                                                   ------------    ------------    ------------

      Net cash provided by financing activities       4,957,276       4,605,419      37,656,386
                                                   ------------    ------------    ------------

Net increase (decrease) in cash                         (72,785)         40,228         134,481

Cash, beginning of period                               207,266         159,126            --
                                                   ------------    ------------    ------------

Cash, end of period                                $    134,481    $    199,354    $    134,481
                                                   ============    ============    ============




     The accompanying notes are an integral part of these condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -    BASIS OF PRESENTATION

The financial information included has been condensed from financial statements prepared as of March 31, 2002. The results of operations for the nine-month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3-INVENTORY

Inventory consists primarily of raw materials and work in process and amounted to $3,402,731 as of March 31, 2002, compared to $2,805,184 as of June 30, 2001.

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

We have incurred net losses applicable to common shareholders since inception through March 31, 2002 of approximately $58,645,540 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next 9 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(R), and the costs associated with the ongoing clinical trials and product development activities. There can be no assurances that the CTLM(R) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(R) to allow us to operate profitably.

RESULTS OF OPERATIONS

General and administrative expenses in the aggregate during the three and nine months ended March 31, 2002 were $1,218,538 and $3,139,272 respectively, representing increases of $516,591 or 74% and $1,044,918 or 50%, respectively, when compared to the corresponding periods during 2001. General and administrative expenses in the aggregate are derived from deducting compensation and related benefits, research and development expenses, depreciation and amortization and adding interest income to the net loss as presented on the Statement of Operations.

Compensation and related benefits during the three and nine months ended March 31, 2002, were $833,595 and $2,286,211 respectively, representing increases of $128,254 or 18% and $174,947 or 8%, respectively, compared to the corresponding periods during 2001. The increases were primarily due to the hiring of additional employees to administer our clinical sites and prepare for the submission of our FDA pre-market approval ("PMA") application.

Selling, general and administrative expenses during the three and nine months ended March 31, 2002, were $219,294 and $510,413 respectively, representing an increase of $101,402 or 86% and $51,118 or 11% respectively, compared to the corresponding periods during 2001. The increases were due primarily to increased administrative costs associated with our developmental growth and preparations for the manufacture of the CTLM(R) device.

Clinical expenses during the three and nine months ended March 31, 2002, were $36,843 and $78,977 respectively, representing an increase of $24,559 or 200% and $30,783 or 64% respectively, compared to the corresponding periods during 2001. The increases were due primarily to the administration of additional clinical sites.

Consulting expenses during the three and nine months ended March 31, 2002, were $8,960 and $364,449 respectively, representing a decrease of $75,182 or 89% and an increase of $210,542 or 137% respectively, compared to the corresponding periods during 2001. The decrease for the quarter was due primarily to the reduced dependence on outside consultants and the increase for the nine-month period was due to the advance payment of the consulting fee on our Equity Credit Line.

Insurance costs during the three and nine months ended March 31, 2002, were $74,945 and $226,720 respectively, representing an increase of $19,092 or 34% and $73,855 or 48% respectively, compared to the corresponding periods during 2001. The increases were due primarily to higher premiums for Health, Workers' Comp., Professional and Product Liability and Property and Casualty Insurance.

Professional expenses during the three and nine months ended March 31, 2002, were $57,234 and $294,152 respectively, representing an increase of $15,158 or 36% and $28,218 or 11% respectively compared to the corresponding periods during 2001. The increases in professional fees were a result of the increased use of outside counsel for various legal matters.

Travel and subsistence costs during the three and nine months ended March 31, 2002, were $166,347 and $369,454 respectively, representing a decrease of $14,963 or 8% and an increase of $21,892 or 6% respectively, compared to the corresponding periods during 2001. The fluctuations were primarily due to travel and housing expenses for our clinical application specialists at our clinical sites.

Interest expense during the three and nine months ended March 31, 2002, was $268,435 and $625,128 respectively, representing an increase of $177,146 or 194% and $492,466 or 371% respectively, compared to the corresponding periods during 2001. The increase is due primarily to the recording of the 9% discount on the equity credit line as interest.

Liquidated damages/Settlement costs during the three and nine months ended March 31, 2002, were $176,750, representing an increase of $176,750 compared to the corresponding periods during 2001. The increase is due to the settlement of the Giambrone case. See Item 1 "Legal Proceedings".

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $134,481 as of March 31, 2002. This is a decrease of $72,785 from $207,266 for the year ended June 30, 2001. During the quarter ending March 31, 2002, we received $1,900,000 net of expenses from the sale of common stock through our Private Equity Agreement with Charlton Avenue, LLC ("Charlton"). See Item 5. "Other Information - Financing/Equity Line of Credit."

We do not expect to generate a positive internal cash flow for at least the next 9 months due to ongoing product development expenses, the costs associated with the clinical trials and regulatory submissions and the expected costs of commercializing our initial product, the CTLM(R) device.

Property and Equipment was valued at $2,317,703 net as of March 31, 2002. The overall net decrease of $109,113 from June 30, 2001 is due primarily to depreciation recorded for the three quarters.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties. Net cash used for operating and product development expenses during the third quarter ending March 31, 2002, was $1,900,963 primarily due to our purchase of additional materials to continue to manufacture CTLM(R) systems for use in product demonstration and clinical testing activities and to be available in the event that we receive orders from our distributors in certain countries where permitted by law, compared to net cash used by operating activities and product development of the CTLM(R) device and related software development of $987,224 in the same quarter ending March 31, 2001. At March 31, 2002, we had working capital of $761,581 compared to working capital of $(41,413) at March 31, 2001, and $466,122 at June 30, 2001.

During the third quarter ending March 31, 2002, we were able to raise a total of $2,075,000 less expenses through the sale of common stock to Charlton. We do not expect to generate an internal cash flow for at least the next 9 months due to the expected costs of commercializing our initial product, the CTLM(R) and for the expense of continuing our ongoing product development program. We will require additional funds for operating expenses, clinical testing, FDA regulatory processes, manufacturing and marketing programs and to continue our research and development program. Accordingly, we plan to continue to utilize the Charlton private equity line to raise the funds required prior to the end of fiscal year 2002 and into the first two quarters of the next fiscal year in order to continue operations. In the event that we are unable to utilize the private equity line, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering or by obtaining mortgage financing on our real property and improvements, which we believe has a fair market value of at least $2.7 million. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the third quarter ending March 31, 2002, were $16,901 as compared to $51,945 for the third quarter ending March 31, 2001. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, computer software, laboratory equipment, and other fixed assets. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2002, will be approximately $33,500.

There were no other changes in our existing debt agreements other than extensions and we had no outstanding bank loans as of March 31, 2002. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We will need substantial additional funds for our ongoing research and development programs, clinical testing, operating expenses, regulatory processes, and manufacturing and marketing programs. Our future capital requirements will depend on many factors, including the following:

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

We do not expect to generate an internal cash flow for at least the next 9 months due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(R) device. We do not have sufficient cash to fund our operations until the end of the fiscal year ending June 30, 2002, requiring us to secure additional funding through the sale of common stock through our private equity line, or from other outside sources.

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

We are currently being funded by Charlton through our private equity line. There can be no assurance that this financing will continue to be available on acceptable terms. We plan to continue our policy of investing excess funds, if any, in a daily cash management account at First Union National Bank.

PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Imaging Diagnostic Systems, Inc. v. DOE 1 a/k/a DEIGHTON and DOE 2 a/k/a docpatel , Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. CACE 00-006881 (04).

Defendant, Diane Strait, filed a second amended counterclaim in January 2002. We filed a motion to dismiss Ms. Strait's second amended counterclaim, which was granted on April 2, 2002, with leave to file a third amended counterclaim within 30 days. Ms. Strait filed a third amended counterclaim on May 1, 2002. We intend to vigorously prosecute our action for defamation and intentional interference with contractual/business relationships and defend the third amended counterclaim.

Ladenburg Thalmann & Co. v. Imaging Diagnostic Systems, Inc., The United States District Court, Southern District of New York.

We filed a motion to dismiss on May 25, 2001, which was granted in part and denied in part on December 10, 2001. We filed an answer to the Plaintiff's complaint on April 16, 2002 denying the material allegations of the complaint. No formal discovery has taken place in the action. We intend to vigorously defend this matter.

Giambrone v. Imaging Diagnostic Systems, Inc., The United States District Court, Eastern District of New York.

A Settlement Agreement dated as of March 22, 2002 was entered into between Mr. Giambrone and us. On March 28, 2002, we issued 350,000 restricted shares of common stock to Mr. Giambrone in settlement of the lawsuit. The shares were issued in an exempt transaction pursuant to section 4(2) of the Securities Act of 1933, as amended. The suit was dismissed by stipulation on April 23, 2002.

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

See Item 5. "Other Information" - FINANCING/EQUITY LINE OF CREDIT.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

On March 13, 2002 we held an annual meeting of stockholders at our corporate offices at 6531 NW 18th Court, Plantation, Florida for the following purposes:

     1. To elect five directors to serve a one-year term expiring at the Fiscal Year 2003 Annual Meeting of Stockholders or until his/her successor is duly elected and qualified;
     2. To adopt the Company's 2002 Incentive and Non-Statutory Stock Option Plan; and
     3. To ratify the Company's Board of Directors' appointment of Margolies, Fink and Wichrowski, CPA's as independent auditors for the Company for the fiscal year ending June 30, 2002.

For proposal no. 1, the stockholders elected five incumbent directors with the voting as follows:
Linda B. Grable       FOR  113,166,221    AGAINST  14,100    ABSTAIN   516,591
Allan L. Schwartz     FOR  113,167,221    AGAINST  13,100    ABSTAIN   516,591
David E. Danovitch    FOR  113,167,021    AGAINST  13,300    ABSTAIN   516,591
Phil E. Pearce        FOR  113,165,818    AGAINST  14,503    ABSTAIN   516,591
Stanley A. Hirschman  FOR  113,165,818    AGAINST  14,503    ABSTAIN   516,591

For proposal no. 2, the stockholders voted to adopt the Company's 2002 Incentive and Non-Statutory Stock Option Plan with the
following votes:      FOR  110,857,427    AGAINST  2,263,700  ABSTAIN  575,785

For proposal no. 3, the stockholders voted to ratify the Board of Directors' action of its appointment of Margolies, Fink and Wichrowski, CPA's as independent auditors for the Company for the fiscal year ending June 30, 2001 with the following votes:
                      FOR  112,820,692    AGAINST   297,908   ABSTAIN  578,312


ITEM 5.    OTHER INFORMATION

                               Recent Developments

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

In February 2002, we signed an agreement with the Sanotech Group (SRL) to act as our exclusive distributor in Austria and Romania. Based on our commitment to accelerate sales throughout Europe, we terminated our distributor agreement with Syncor Overseas Ltd. and directed the escrow agent to refund Syncor's deposit held in escrow. We have installed two systems in Europe, one at University of Vienna, Allgemeines Hospital and the second at Colentina University Hospital in Bucharest, Romania. Sanotech will use these two hospitals as promotional sites for future sales.

In February 2002, we were issued a patent for "Time-Resolved Breast Imaging Device," as U.S. Patent No. 6,339,216.

In March 2002, we exhibited our CTLM system and its images at the European Congress of Radiology (ECR) in Vienna, Austria. Drs. Milne and Richter of IDSI presented "Three Dimensional Laser Mammography: Theoretical Consideration and Clinical Results" in the "HOT TOPICS" scientific portion of the ECR.

In March 2002, John d'Auguste resigned from his position as President to pursue other interests in his home state of Virginia. His duties have been assumed by Linda B. Grable, CEO and Ed Horton, COO.

In March 2002, we signed an agreement with Schering AG to evaluate the advantages of new fluorescence dyes developed by Schering AG, for the potential use of detecting breast cancer. Our CTLM(R) system will be used in conjunction with Schering AG's dyes during their clinical trials. The collaboration will assist in determining the potential benefits of using both technologies adjunctively to further enhance the CTLM(R) system's capabilities in detecting breast cancer.

In April 2002, we signed an exclusive distribution agreement with Jamco Medical, Inc. for Central and South America and the Caribbean. Jamco Medical has over 45 years of experience working in emerging markets, with over 28 years of experience marketing products via strategic distributorships in Latin America, the Caribbean and Asia Pacific. Jamco designs, constructs and fully equips complete "turn key" hospital facilities, which are called "Human Care Centers" in emerging markets. These facilities provide for basic health care utilizing U.S. specifications for hospital construction and U.S. medical equipment and supplies.

In April 2002, we introduced our CTLM system and exhibited our latest images at the Jornada Paulista De Radiologia (JPR) Conference in Sao Paulo, Brazil. The JPR 2002 Radiology Conference is the leading radiology event in Latin America attracting over 7000 national and international radiologists and radiological technologists. Our distributor in Central and South America and the Caribbean, Jamco Medical, Inc., joined with us in this our first radiology conference in South America. We believe that our strategic alliance with Jamco will facilitate our mission to market the CTLM(R) system and help generate sales in their region.

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


Below is a table indicating the status of our FDA Modular Submission:

Module #     Description of Module Submission     Date Filed    Date Approved
--------     --------------------------------     ----------    -------------
Module 1     General Information & Safety         9/27/2000     1/7/2002
Module 2     Software                             4/17/2001     6/12/2001
Module 3     Non-Pivotal Clinical                 5/1/2001      8/13/2001
Module 4     Manufacturing & Quality Systems      1/2/2001      9/25/2001
PMA          PMA Submission                       Not Filed

We expect to file our PMA application during the fourth quarter of our fiscal year ending June 30, 2002, or the first quarter of the next fiscal year.

In August 2001 we renewed our clinical investigational contract with University of Virginia Health System to continue clinical testing of the CTLM(R). We are continuing to scan patients fitting the criteria of our IDE at University of Virginia Health System, Charlottesville, Virginia, Instituto Nacional de Cancerologia (National Cancer Institute) in Mexico City, Mexico, Elizabeth Wende Breast Clinic in Rochester, NY and the Women's Center for Radiology in Orlando, FL. The additional studies obtained from our clinical sites will be used in our PMA submission and CD-ROM clinical atlas.

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

On August 17, 2000, we entered into a $25 million private equity credit agreement with Charlton Avenue LLC ("Charlton"). On November 29, 2000, prior to any draws under the initial private equity agreement, we terminated that agreement and the initial agreement was replaced by an Amended Private Equity Credit Agreement dated November 30, 2000 (the "Private Equity Agreement"). The Private Equity Agreement committed Charlton to purchase up to $25 million of common stock subject to certain conditions pursuant to Regulation D over the course of a commitment period extending 12 months after the effective date of a registration statement covering the Private Equity Agreement common shares. The timing and amounts of the purchase by the investor were at our sole discretion.

We were required to draw down a minimum of $10 million from the credit line over the initial 12-month period. If the minimum amount was not sold, Charlton was entitled to receive a payment equal to 9% of the excess of $10,000,000 over the actual amount drawn by us. The purchase price of the shares of common stock was set at 91% of the market price. The market price, as defined in the agreement, was the average of the three lowest closing bid prices of the common stock over the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche. If, subsequent to effectiveness, the registration statement is suspended at any time, we are obligated to pay liquidated damages of 1.5% of the cost of all common stock then held by the investor for each 15-day period or portion thereof, beginning on the date of the suspension. If such suspension is cured within the first 15 days, the damages shall not apply. The only fee associated with the private equity financing was a 5% consulting fee payable to Spinneret. In September 2001 Spinneret proposed to lower the consulting fee to 4% provided that we pay their consulting fee in advance. We reached an agreement and paid them $250,000 out of proceeds from a put. On December 13, 2000 we registered 7,089,685 shares of common stock underlying $10 million out of the $25 million available in the Private Equity Agreement. Because of the decline in our stock price, we did not have sufficient common shares registered to fulfill our obligation under the Private Equity Agreement. To satisfy our obligation to provide registered common shares to cover the $10 million minimum, we registered 9,875,000 additional shares on October 23, 2001.

The principal conditions to our ability to draw under the private equity line were that (i) during the 15 trading days immediately preceding each of the put notice date and the corresponding closing date (11 trading days after the put notice date) the average bid price of our common stock must be at least $.50 and the average daily trading volume must be at least $100,000, (ii) no more than 19.9% of our outstanding common stock (26,187,547 shares as of the date of this report) may be issued under the agreement without shareholder approval if such approval is required by our principal trading market (it is not required by our current market, the OTC Bulletin Board), (iii) the purchase cannot cause Charlton to beneficially own more than 9.9% of our outstanding common stock (according to the information available to us it beneficially owns less than 5% of the common stock as of the date of this report), and (iv) there be no material adverse change in our business or financial condition since our most recent filing with the SEC.

Because the average bid price of our common stock fell below the contractually required $.50 during the 15-day period prior to puts and/or put closings from time to time in the period beginning November 15, 2001, Charlton orally agreed to waive the minimum price requirement. Further, because we drew only $5,825,000 of the $10,000,000 minimum by December 13, 2001, Charlton orally agreed to extend the commitment period. On May 7, 2002, we and Charlton entered into a written amendment to the Private Equity Agreement as of November 15, 2001, which
(i) reduced the minimum stock price requirement from $.50 to $.20, (ii) reduced the minimum average daily trading volume to $40,000, and (iii) extended the commitment period to December 13, 2003. Between November 15, 2001, and May 7, 2002, Charlton accepted two puts totaling $625,000 and 1,410,240 shares despite the relevant average bid price having fallen below $.50. From December 14, 2001, to May 7, 2002, Charlton accepted eight puts totaling $2,600,000 and 5,897,827 shares. Charlton has not accepted any puts since May 7, 2002.

On May 15, 2002, we and Charlton entered into a new private equity agreement which replaces the prior Private Equity Agreement as amended (the "New Private Equity Agreement"). The terms of the New Private Equity Agreement are substantially equivalent to the terms of the prior agreement, as amended, except that (i) the commitment period is three years from the effective date of the registration statement covering the New Private Equity Agreement shares (ii) the minimum amount we must draw through the end of the commitment period is $2,500,000, (iii) the minimum stock price requirement has been reduced to $.20, and (iv) the minimum average trading volume has been reduced to $40,000. The conditions to our ability to draw under the Charlton private equity line, as described above, may materially limit the draws available to us.

We intend to make sales under the New Private Equity Agreement from time to time in order to raise working capital on an "as needed" basis. Based on our current assessment of our financing needs, we intend to draw only the $2,500,000 minimum under the New Private Equity Agreement; however, if those needs change we may draw up to the $25,000,000 maximum.

Since we do not yet have an effective registration statement covering shares to be sold pursuant to the New Private Equity Agreement, on May 15, 2002, Charlton loaned us $175,000 in order to cover our short term working capital needs. We intend to pay back the loan with proceeds of puts under the New Private Equity Agreement; however, there can be no assurance that we will be able to successfully register the New Private Equity Agreement shares or that we will be able to utilize the New Private Equity Agreement. Consequently, we are reviewing all of our financing options.

There can be no assurance that adequate financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent us from implementing our business plan or may require us to delay, scale back, or eliminate certain of our research and product development programs or to license to third parties rights to commercialize products or technologies that the we would otherwise seek to develop ourselves. If we utilize the New Private Equity Agreement or additional funds are raised by issuing equity securities, especially convertible preferred stock, dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. Moreover, substantial dilution may result in a change in our control.

As of the date of this report we have drawn $8,425,000 from our equity credit line with Charlton and have issued 15,018,479 shares as a result of those draws.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

10.47 Amendment dated as of November 15, 2001, to Amended Private Equity Credit Agreement, dated as of November 30, 2000 between IDSI and Charlton Avenue LLC. The Amended Private Equity Credit Agreement is incorporated by reference to our Amendment No. 2 to registration on Form S-2, File Number 333-46546.
10.48 Private Equity Agreement between IDSI and Charlton Avenue, LLC dated as of May 15, 2002.
10.49 Registration Rights Agreement between IDSI and Charlton Avenue, LLC dated as of May 15, 2002.


 (b) Reports on Form 8-K

           NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.




Dated: May 15, 2002                   Imaging Diagnostic Systems, Inc.

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