Form 10QSB/A
period 2002-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2002-05-20
CIK 790652

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


Because the average bid price of our common stock fell below the contractually required $.50 during the 15-day period prior to puts and/or put closings from time to time in the period beginning November 15, 2001, Charlton orally agreed to waive the minimum price requirement. Further, because we drew only $5,825,000 of the $10,000,000 minimum by December 13, 2001, Charlton orally agreed to extend the commitment period. On May 7, 2002, we and Charlton entered into a written amendment to the Private Equity Agreement as of November 15, 2001, which
(i) reduced the minimum stock price requirement from $.50 to $.25, (ii) reduced the minimum average daily trading volume to $50,000, and (iii) extended the commitment period to December 13, 2003. Between November 15, 2001, and May 7, 2002, Charlton accepted two puts totaling $625,000 and 1,410,240 shares despite the relevant average bid price having fallen below $.50. From December 14, 2001, to May 7, 2002, Charlton accepted eight puts totaling $2,600,000 and 5,897,827 shares. Charlton has not accepted any puts since May 7, 2002.


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

Since we did not yet have an effective registration statement covering shares to be sold pursuant to the New Private Equity Agreement, on May 15, 2002, Charlton loaned us $175,000 in order to cover our short term working capital needs. We intend to pay back the loan with proceeds of puts under the New Private Equity Agreement; however, there can be no assurance that we will be able to successfully register the New Private Equity Agreement shares or that we will be able to utilize the New Private Equity Agreement. Consequently, we are reviewing all of our financing options.


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




Dated: May 20, 2002                   Imaging Diagnostic Systems, Inc.

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