Form 10KSB
period 2002-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2002-09-10
CIK 790652

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[Mark One]

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended: June 30, 2002

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

Based on the average closing bid and asked prices of the common stock on the latest practicable date, September__, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $27,570,519.

The number of shares outstanding of each of the issuer's classes of common stock, as of September 9, 2002 was 135,761,762. As of September 9, 2002, the issuer had no shares of preferred stock outstanding.

                       Documents Incorporated By Reference
                                     [None]

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-KSB
                                  ANNUAL REPORT

                                TABLE OF CONTENTS

PART I                                                                  Page No.

ITEM 1.  Our Business                                                       3
ITEM 2.  Description of Our Property                                       17
ITEM 3.  Legal Proceedings                                                 17
ITEM 4.  Submission of Matters to a Vote of Securities Holders             18

PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters          19
ITEM 6. Management's Discussion and Analysis of Financial Conditions and 27 Results of Operations
ITEM 7.  Financial Statements                                              30
ITEM 8.  Changes In and Disagreements with Accountants in Accounting and
         Financial Disclosure                                              31

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; 31 Compliance with Section 16 (a) of the Exchange Act
ITEM 10. Executive Compensation                                            34
ITEM 11. Security Ownership of Certain Beneficial Owners and Management    36
ITEM 12. Certain Relationships and Related Transactions                    37
ITEM 13. Exhibits and Reports on Form 8-K                                  38

Signatures                                                                 41

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

BREAST CANCER
According to the American Cancer Society ("ACS"), approximately one in eight women in the United States will develop breast cancer during her lifetime. Nationwide, it is estimated that in 2002, 203,500 new cases of invasive breast cancer will be diagnosed among women in the United States, and approximately 40,000 women will die from this disease. Excluding skin cancers, the breast is the most frequent site of cancer among American women, accounting for 32% of incident cancers and 17% of cancer deaths. It is the second leading cause of death for American women following lung cancer and is the leading cause of cancer death among women . The annual cost of breast cancer management in the United States alone is approximately $25 billion.

There is widespread agreement that screening for breast cancer, when combined with appropriate follow-up, will reduce mortality from the disease. According to the National Cancer Institute (NCI), the five-year survival rate decreases from 96% to 78% after the cancer has spread to the lymph nodes, and to 18% after it has spread to other organs such as the lung, liver or brain. Extensive documentation demonstrates that mammography does not detect, on an average, 15%-20% of breast cancers detected by physical exam alone.

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

SCREENING AND DIAGNOSTIC MODALITIES

Physical Examination
--------------------
Physical examinations of the breast are normally conducted by a physician or clinician as part of a medical examination, or by a woman performing a self-examination. A physical examination of the breast can only detect relatively large lesions, which may be advanced cancers. Furthermore, physical examination of the breast does not reliably distinguish between malignant and benign tissue. More than half the women who menstruate will have a lump in a breast at some point, but fewer than 10% of such lumps will be malignant.

Mammography
-----------
Mammography is a non-invasive x-ray modality commonly used for both routine breast cancer screening and as a diagnostic tool. A mammogram produces an image of the internal structure of the breast that is intended to display lesions as white spots against the black and/or white background of normal tissue. In a screening mammogram, radiologists seek to detect suspicious lesions, while in a diagnostic mammogram radiologist seek to characterize suspicious lesions. Mammograms require subjective interpretation by a radiologist and are often uncomfortable for the patient. Because x-ray mammography exposes the patient to radiation, ACS recommends that mammograms be limited to once per year. In addition, x-ray mammography is considered to be less effective for women under the age of 50 who generally have radiographically dense breast tissue. The average cost of a diagnostic mammogram is approximately $55 to $200 per procedure (an average of $113) and requires the use of capital equipment ranging in cost from approximately $75,00 to $225,000. It is expected that the CTLM(R) will cost approximately $300,000 and the cost of an exam will be about $150. Due to the high capital costs associated with mammography equipment and the specialized training necessary to operate the equipment and to interpret radiographic images, mammography is usually available only at specialty clinics or hospitals.

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

THE COMPANY
We have a limited history of operations. Since our inception in December 1993, we have been engaged principally in the development of the CTLM(R). We currently have no source of operating revenue and have incurred substantial net operating losses since our inception. On June 30, 2002, we had an accumulated deficit of $60,663,798 after discounts and dividends on Preferred Stock. Such losses have resulted principally from costs associated with our operations. We expect operating losses will continue for at least the next 8 months as substantial costs and expenses continue due principally to the anticipated commercialization of the CTLM(R), development of, and clinical trials for, the CTLM(R) and other product development activities. Our ability to achieve profitability will depend in large part on our ability to obtain regulatory approvals for our proposed products and to develop the capacity to manufacture and market our approved products either by ourselves or in collaboration with others. There can be no assurance as to if or when we will ever receive regulatory approvals for the commercialization of the CTLM(R), or achieve profitability. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

CTLM(R)
-------
The CTLM(R) is a system for detecting breast cancer in a non-invasive procedure that does not require compression or x-ray. The CTLM(R) employs a proprietary laser and proprietary scanning geometry and reconstruction algorithms that create contiguous cross sectional slice images of the breast which are used in the detection and analysis of changes in the breast for indicia of malignancy or benignancy. The components of the laser system are purchased from two unaffiliated parties, and assembled and installed into the CTLM(R) by us.

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

Comparison to Existing Diagnostic Modalities
--------------------------------------------
The CTLM(R) differs from currently available breast imaging modalities employed for the detection of breast cancer in that the CTLM(R) will generate more precise information for the clinician or doctor. The CTLM(R) is designed to generate, depending on the size of the breast, approximately 20 cross-sectional images of a breast. A conventional screening mammography exam generates two images of the breast. Cross-sectional imaging will allow a doctor or clinician to isolate the location of the abnormality within the breast. By doing so, there is greater resolution of the area where the specific abnormality resides.

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

FLUORESCENCE IMAGING
--------------------
We are investigating the use of fluorescent and PDT compounds in conjunction with the CTLM(R) for detection of breast abnormalities. Certain molecules exhibit the phenomenon of emitting light after being illuminated by light of the appropriate wavelength, i.e., from a laser. This characteristic is referred to as fluorescence. The compounds that produce fluorescence are commonly referred to as fluorescent dyes or simply "dyes". A number of pharmaceutical companies are developing fluorescent dyes that selectively attach to specific types of cells, one of which is PDT compounds, a cancer-seeking drug activated by light. When cells with the dye attached are illuminated with light of the proper wavelength, the dye will fluoresce at a unique wavelength. If the dye has been designed to attach to cancer cells, the fluorescence will be produced at the location where the cancer cells are situated.

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

GOVERNMENT REGULATION

United States Regulation
------------------------
The United States Food and Drug Administration (the "FDA") has regulatory authority over the testing, manufacturing, and sale of the CTLM(R) in the United States. Because the CTLM(R) is a medical device, it is subject to the relevant provisions of the Federal Food, Drug and Cosmetic Act (FD&C Act") and its implementing regulations. Pursuant to the FD&C Act, the FDA regulates, among other things, the manufacture, labeling, distribution, and promotion of the CTLM(R) in the United States. The FD&C Act requires that a medical device must (unless exempted by regulation) be cleared or approved by the FDA before being commercially distributed in the United States. The FD&C Act also requires that manufacturers of medical devices, among other things, comply with specific labeling requirements and manufacture devices in accordance with Current Good Manufacturing Practices ("CGMPs"), which require that companies manufacture their products and maintain related documentation in a conformed manner with respect to manufacturing, testing, and quality control activities. The FDA inspects medical device manufacturers and distributors, and has broad authority to order recalls of medical devices, to seize non-complying medical devices, to enjoin and/or impose civil penalties, and to criminally prosecute violators.

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

We have engaged the services of counsel who specialize in FDA matters and consultants to assist us in the final preparation and submission of our PMA application. We expect to file our PMA application during the quarter ending September 30, 2002 and will request expedited review of our PMA application. See
Item 1. "Business-Regulatory and Clinical Status, United States/FDA". If we are unable to obtain prompt FDA approval, it will have a material adverse effect on our business and financial condition and would result in postponement of the commercialization of the CTLM(R). See "Regulatory and Clinical Status".

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

In October 2000, we contracted Underwriters Laboratories Inc. ("UL") to perform safety testing and assist us in achieving regulatory certifications necessary to begin selling the CTLM(R) system outside the United States. We also chose UL as our Notified Body to certify our compliance with EN2900/4600/ISO9000 quality assurance standards. The certifications and CE marking will signify that the product and its design, manufacturing and quality systems comply with international standards. The UL safety testing is also necessary in order for the CTLM(R) system to be sold in the United States once we receive FDA approval. In January 2001 we received notice from UL of completion for worldwide safety classification of our CTLM(R) system.

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

In May 2001, we received ISO 9002 certification demonstrating our commitment for quality and our ability to provide consistency, reliability, value and exceptional customer service. ISO 9002 certification is significant in facilitating the global marketing of our CTLM(R) system by conforming to an effective quality management system recognized as the gold standard around the world.

On September 25, 2001, we received a Certificate of Exportability from the FDA for the CTLM(R). The FDA requires unapproved products that are subject to PMA requirements to have prior FDA Certificate of Exportability in order to be exported outside of the United States.


REGULATORY AND CLINICAL STATUS

United States/FDA
-----------------

We received FDA approval to conduct our Nassau County (New York) Medical Center ("NCMC") investigational study in February 1999. This IDE application was limited to 275 subjects. We selected the number 275 based on the distribution of the types of breast conditions outlined in the IDE protocol.

In November 1999, we received FDA approval to use the University of Virginia Health System ("UVA Hospital") as the second approved testing site for the CTLM(R) breast imaging device. The UVA Hospital testing site follows an IDE protocol similar to the one approved for NCMC. The UVA Hospital clinical investigational trials began in November 1999. The FDA approved protocol under the IDE provides for a total of 425 subjects to be tested at NCMC and the UVA Hospital sites.

In March 2000, we submitted to the FDA an interim report on the trials being conducted at NCMC and the UVA Hospital sites. The report contains statistical results as well as comparative mammography and CTLM(R) images of malignant and benign case studies. In addition, this data was submitted as part of the non-clinical pivotal data in module 3.

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

Module #     Description of Module Submission     Date Filed    Date Accepted
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

In February 2001 we completed the non-pivotal patient data collection segment of our FDA approved clinical trials. The results of these trials were submitted as non-pivotal clinical studies in Module 3.

In June 2001 we met with the FDA and amended our IDE application to meet the specification required for the PMA application. We were approved to continue the clinical data collection as part of the pivotal data required for the PMA application.

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

In January 2002, we appointed Dr. Eric Milne as Chief Radiologist. Dr. Milne will evaluate current and future applications of our laser technology in order to accelerate the adaptation of this technology to the medical community. For 25 years, Dr. Milne was Professor, Chairman and Chief of Chest Radiology at the University of California, Irvine. In his lifelong career of research, teaching and clinical practice resulting in over 125 publications, Dr. Milne has been the recipient of over forty research grants and four International Fellowships.

In June 2002, we installed our CTLM(R) system at The Don and Sybil Harrington Cancer Center located in Amarillo, Texas under the FDA approved IDE program. The Harrington Center is a freestanding, not-for-profit, ambulatory cancer center, serving patients in the Texas Panhandle, eastern New Mexico, parts of Oklahoma, southeast Colorado and southwest Kansas. The Harrington Center offers screening exams, patient education and multidisciplinary consultations, and its Outreach Cancer Detection Program works in cooperation with area physicians and health agencies to provide the latest technology in breast cancer detection.

In June 2002 we completed the collection of clinical studies at the Elizabeth Wende Breast Clinic in Rochester, New York and removed the CTLM(R) system with the exception of the Physicians Review Station.

We are continuing to scan patients fitting the criteria of our IDE at University of Virginia Health System, Charlottesville, Virginia, Instituto Nacional de Cancerologia (National Cancer Institute) in Mexico City, Mexico, The Women's Center for Radiology in Orlando, Florida, and The Don and Sybil Harrington Cancer Center in Amarillo, Texas. The clinical studies obtained from our clinical sites will be used in our PMA submission and CD-ROM clinical atlas.

Product Quality and Safety

Product Safety Evaluation - We believe that one of the most important aspects of product safety is the design of the product. If safety standards are not considered through the design of the product, the product safety evaluation may require that the mechanical and electrical parts of the product be re-designed. Throughout the CTLM(R) design process, we have made every effort to confirm that it complies with all domestic and international safety standards. New requirements, or new interpretations of existing requirements, may affect the CTLM(R). In January 2001 we received notice of completion for world-wide safety classification of our CTLM(R) system from Underwriters Laboratories Inc. (UL).

Quality Assurance - We have implemented and intend to maintain a full quality system at our corporate offices. Our Quality Assurance Manager ("QAM") has completed the process of implementation in accordance with the required standards. After implementation of the quality system, auditors from Underwriters Laboratories completed an assessment of our quality systems. UL found us in compliance with ISO 9002 and in May 2001 issued a certificate signifying such compliance for the manufacture and servicing of laser-based diagnostic mammography imaging systems.


SALES AND MARKETING
Our Director of Sales and Marketing is in charge of locating, obtaining, and coordinating with strategic marketing and distribution companies who have established marketing capabilities, both domestic and international. The target domestic market includes most of the over 10,000 mammography centers across the United States, which are located in both large and small hospitals and in private clinics. The international target market is large government and private hospitals.

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

International Sales
-------------------
The laws of certain European and Asian countries permit us to begin marketing the CTLM(R) in Europe and Asia before marketing would be permitted in the United States. See "Government Regulation". In preparation for launching international sales of the CTLM(R) in Europe we have installed CTLM(R) Systems at University of Vienna, Allgemeines Hospital and at Charite Hospital, Humboldt-University Berlin as demonstrators. We intend to pursue international sales in those countries where permitted prior to commencing commercial sales in the United States, where sales cannot occur unless and until we receive pre-market approval from the FDA. Until we receive pre-market approval from the FDA to market the CTLM(R) in the United States, as to which there can be no assurance, our revenues, if any, will be derived from sales to international distributors. A significant portion of our revenues, therefore, may be subject to the risks associated with international sales, including economical and political instability, shipping delays, fluctuation of foreign currency exchange rates, foreign regulatory requirements and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a timely basis. Future imposition of, or significant increases in the level of customs, duties, export quotas or other trade restrictions could have a material adverse effect on our business, financial condition and results of operations. The regulation of medical devices, particularly in Europe, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on us.

In September 2001, we received a certificate of exportability for the CTLM(R) from the FDA. Based on information provided to us by our prior Canadian distributor, we believed that FDA export approval was the only material requirement of the Canadian government in order for us to sell the CTLM(R) in Canada. We later learned that sale of the CTLM(R) in Canada would require, instead of FDA export approval, the filing and approval of an application with Health Canada for a new medical device license similar to the PMA application required by the FDA. We filed our application with Health Canada in July 2001 shortly after our May 2001 filing of the last module as part of our PMA modular submission process. Since July 2001, we have supplemented our Canadian application from time to time with the information requested by Health Canada. We believe that, upon receiving the PMA approval from the FDA, we will also receive approval by Health Canada to sell the CTLM(R) in Canada.

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

In April 2001, after the mutual termination of our initial Canadian distributor, Cycle of Life Technologies, Inc., we entered into a distribution agreement with Medical Imaging Systems, Inc. ("MIS"), a distributor of medical products based in Ontario, Canada. This agreement gives MIS the exclusive right to distribute and sell the CTLM(R) in Canada for a period of three years with the possibility of a five-year extension of the exclusive distribution and sales rights if MIS sells a minimum of two CTLM(R) systems in Canada during the first six months following Health Canada approval of sale of the CTLM(R); if this requirement is not met, we would be able to terminate the agreement. As of the date of this filing, we have not received approval from Health Canada nor have we earned any revenues from this agreement.

We are currently negotiating with a potential distributor in Mexico after termination by mutual agreement in August 2001 of our initial Mexican distributor. We are also negotiating with a potential distributor in Poland after the expiration of our former distributor's contract.

In July 2001 we entered into an exclusive distribution agreement with Medical Imaging Services, Ltd. of the UK. The agreement is for a term of two years, with a renewal option by us for an additional two years, provided that the sales quota and performance standards in the initial two-year term of the distribution agreement are met.

In January 2002, based on our commitment to develop sales throughout Europe, we terminated our distributor agreement with Syncor Overseas Ltd. due to its default and directed the escrow agent to refund Syncor's $54,000 deposit. In February 2002, we signed a Letter of Intent with the Sanotech Group Srl. ("Sanotech") to place our CTLM(R) systems in Austria and Romania. In February 2002 we installed two CTLM(R) systems for promotional purposes in Europe, one at University of Vienna, Allgemeines Hospital and the second at Colentina University Hospital in Bucharest, Romania. In July 2002, the CTLM(R) was removed from the Romanian facility. In September 2002, we terminated our Letter of Intent with Sanotech because the terms of which have not been met.

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

The following is a summary of our existing international distribution agreements. All agreements are exclusive.

                      INTERNATIONAL DISTRIBUTORS BY COUNTRY

Country                  Term      Renewal Period
------                   ----      --------------
Bosnia                  3 years        5 years
Brazil                  2 years        2 years
Canada                  3 years        5 years
Caribbean               2 years        2 years
Ecuador                 3 years        3 years
Egypt                   3 years        5 years
Israel                  2 years        2 years
Jordan                  3 years        5 years
Kuwait                  3 years        5 years
Lebanon                 3 years        5 years
Macedonia               3 years        5 years
Qatar                   3 years        5 years
Saudi Arabia            3 years        5 years
Slovenia                3 years        5 years
Syria                   3 years        5 years
Turkey                  3 years        5 years
United Arab Emirates    3 years        5 years
United Kingdom          2 years        2 years
Yemen                   3 years        5 years


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

The CTLM(R) will be marketed in the United States and is being marketed where permitted as an adjunct to mammography and does not compete directly with x-ray, computed tomography ("CT") or magnetic resonance imaging ("MRI"). Although the CTLM(R) is a CT scanner, its energy source for imaging is a laser beam and not ionizing radiation like conventional CT scanners. The CTLM(R) will be competing with established imaging equipment such as ultrasound or high definition ultrasound systems, thermography, diaphonography and transilluminational devices. Physicians presently using these customary types of imaging equipment may be reluctant to use a new product. Although we believe that our products may offer certain technological advantages over our competitors' currently marketed products, earlier entrants in the market for a diagnostic application often obtain and maintain significant market share relative to later entrants.

Currently, mammography is employed widely and our ability to sell the CTLM(R) to medical facilities will, in large part, be dependent on our ability to demonstrate the clinical utility of the CTLM(R) as an adjunct to mammography and physical examination and our advantages over other available diagnostic tests. The competition for developing a commercial device utilizing computed tomography techniques and laser technology is difficult to ascertain given the proprietary nature of the technology. There are a significant number of academic institutions involved in various areas of research involving "optical medical imaging" which is a shorthand description of the technology the CTLM(R) utilizes. A brief list of these institutions includes the University of Pennsylvania, The City College of New York, and University College London. Two of these institutions have granted licenses on certain patented technologies to two companies: University of Pennsylvania - Non-Invasive Technologies; City College of New York - MediScience, Inc.

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

In February 2001, Mr. Grable was issued a patent for "Diagnostic Tomographic Laser Imaging Apparatus". This patent was issued for his proprietary scanning bed, a unique feature of the CTLM(R), and was issued as U.S. Patent Number 6,195,580. The patent allows for a fixed horizontal platform including a top surface with an opening through which the female breast is vertically pendent using a laser beam for the detection of breast abnormalities. The patent should prevent others in the industry from utilizing a scanning bed with a laser breast imaging system that requires the patient to lie in the prone position. See "Patent Licensing Agreeement".

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

In January 2002, we were issued a patent for "Detector Array With Variable Gain Amplifiers for Use in a Laser Imaging Apparatus," as U.S. Patent No. 6,331,700. This patent protects some of the non-obvious, but essential, design aspects of an optical CT scanner. This patent addresses the solution to the problem of accommodating a huge dynamic range of light intensities emitted from the breast.

In February 2002, we were issued a patent for "Time-Resolved Breast Imaging Device," as U.S. Patent No. 6,339,216. This patent protects the key electronics of a time-resolved optical CT scanner. It addresses the solution to the problem of simultaneously accommodating a large dynamic range of light intensities emitted from the breast while achieving the necessary temporal resolution.

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

Mr. Grable invented the CTLM(R) by making major improvements in the Mammoscan(TM) technology. In June 1998, we finalized an exclusive patent license agreement with Mr. Grable, which encompasses the technology for the CTLM(R). The term of the license is for the life of the Patent (17 years) and any renewals, subject to termination, under specific conditions. As consideration for this license, we issued to Mr. Grable 7,000,000 shares of common stock. In addition, we agreed to pay Mr. Grable a royalty based upon a percentage, ranging from 6% to 10%, of the net selling price (the dollar amount earned from our sale, both international and domestic, before taxes minus the cost of the goods sold and commissions or discounts paid) of all the products and goods in which the patent is used. Mr. Grable agreed that these royalty provisions will not apply to any sales and deliveries of CTLM(R) systems made by IDSI prior to receipt of the PMA for the CTLM(R). In addition, following issuance of the PMA, IDSI and Mr. Grable agreed that Mr. Grable would be paid guaranteed minimum royalties of at least $250,000 per year based on the sales of the products and goods in which the CTLM(R) patent is used. Due to Mr. Grable's death in August 2001, his interest in the patent license agreement passed to his estate. Our Chief Executive Officer, Mr. Grable's widow Linda Grable, is the principal beneficiary of Mr. Grable's estate.

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


EMPLOYEES
As of the date of this Report, we have 42 full-time employees, including our three executive officers. A majority of our employees (31) are employed in the areas of scientific and product research and development. Our ability to provide our services is dependent upon our recruiting, hiring and retaining qualified technical personnel. To date, we have been able to recruit and retain sufficient qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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


ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------
Our headquarters facility is located at 6531 N.W. 18th Court, Plantation, Florida. The facilities are owned by us and comprise a 24,000-sq. ft. building with ample space to expand, located on a 5-acre landscaped tract. In April 1999, we placed a mortgage on our property in connection with the issuance of a Convertible Debenture to Charlton Avenue LLC ("Charlton"). Upon the full conversion of the debenture in June 2000, we received and recorded a discharge of mortgage. See "Unregistered Sales of Securities - Private Placement of Convertible Debentures." In June 2002, we obtained a $750,000 mortgage loan on our headquarters facility from a private investor. We paid a 5% commitment fee ($37,500) and a 2% placement fee ($15,000) in connection with the mortgage loan. The mortgage loan bears interest at 12% per year, requires monthly payments of principal, interest and real estate taxes in the amount of $11,901, and is due June 11, 2003. We intend to pay back the mortgage loan with proceeds of puts under our New Private Equity Agreement, see "Financing/Equity Line of Credit". We believe that our facility is adequate for our current and reasonably foreseeable future needs. We intend to assemble the CTLM(R) at our facility from hardware components that will be made by vendors to our specifications. The software components of the CTLM(R) device are developed in-house by us.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------
On May 1, 2000, we filed a civil lawsuit against DOE 1 a/k/a DEIGHTON and DOE 2 a/k/a docpatel in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. CACE 00-006881 (04) for defamation and tortious interference with our contracts and business relationships.

The civil lawsuit filed against Doe 1 a/k/a DEIGHTON is still pending and seeks permanent relief which would restrain Doe 1 and his/her agents, etc. from making any statement or engaging in any conduct to intentionally interfere with any contractual/business relationship by and between IDSI, Richard Grable and Linda Grable and our customers, shareholders and/or investors, and for damages, attorney fees, costs and interest in excess of $15,000. A Summons and Verified

Complaint was served on the Doe 1 and a Response was filed by Diane M. Strait, a former employee of the company. The defendant, Ms. Strait has admitted to being the author, with her husband, Robert Leonard of over 1,000 postings on the Raging Bull message boards regarding us. Our motion for a temporary injunction was denied on November 3, 2000. We are currently conducting discovery in this case and intend to seek a permanent injunction to prevent the dissemination of materially false information. On December 18, 2000, we served an amended complaint, which added Mr. Leonard as a defendant in the lawsuit. Diane Strait filed a counterclaim for defamation against us. We filed a motion to dismiss this counterclaim for failure to state cause of action. Our motion to dismiss was granted and the defendants were given leave to amend their counterclaim. Defendant, Diane Strait, filed a second amended counterclaim in January 2002. We filed a motion to dismiss Ms. Strait's second amended counterclaim, which was granted on April 2, 2002, with leave to file a third amended counterclaim within 30 days. Ms. Strait filed a third amended counterclaim on May 1, 2002, for defamation, abuse of privilege, negligence, negligent supervision and negligent retention. We intend to vigorously prosecute our action for defamation and intentional interference with contractual/business relationships and defend the third amended counterclaim.

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

We were served with a lawsuit filed in the Commonwealth of Massachusetts, Norfolk, and Superior Court by Medical Technology Partners, Inc. for alleged breach of contract for damages of $26,609.99 and attorney's fees and expenses, on April 17, 2002. We have filed a motion to dismiss the complaint for lack of jurisdiction. We are disputing the amount of the invoices; therefore we intend to vigorously defend this matter.

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

For proposal no. 3, the stockholders voted to ratify the Board of Directors' action of its appointment of Margolies, Fink and Wichrowski, CPA's as independent auditors for the Company for the fiscal year ending June 30, 2002 with the following votes:
                       FOR  112,820,692  AGAINST   297,908   ABSTAIN  578,312

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

     QUARTER ENDING                         HIGH BID          LOW BID

FISCAL YEAR 2001
First Quarter                                $3.44             $1.13
Second Quarter                               $2.84             $0.88
Third Quarter                                $1.96             $0.99
Fourth Quarter                               $1.30             $0.67

FISCAL YEAR 2002
First Quarter                                $1.05             $0.52
Second Quarter                               $0.71             $0.43
Third Quarter                                $0.61             $0.49
Fourth Quarter                               $0.53             $0.28

FISCAL YEAR 2003
First Quarter (through September 9, 2002)    $0.43             $0.24

On September 9, 2002, the closing trade price of the common stock as reported on the OTC Bulletin Board was $0.25. As of such date, there were approximately 1,702 registered holders of record of our common stock.

SALE OF UNREGISTERED SECURITIES

Private Placement of Preferred Stock

We have had to rely on the private placement of preferred and common stock to obtain working capital. In deciding to issue preferred stock pursuant to the private placements, we took into account the number of common shares authorized and outstanding, the market price of the common stock at the time of each preferred sale and the number of common shares the preferred stock would have been convertible into at the time of the sale. At the time of each private placement of preferred stock there were enough shares, based on the price of our common stock at the time of the sale of the preferred to satisfy the preferred conversion requirements. Although our board of directors tried to negotiate a floor on the conversion price of each series of preferred stock prior to sale, it was unable to do so. In order to obtain working capital we will continue to seek capital through debt or equity financing which may include the issuance of convertible preferred stock whose rights and preferences are superior to those of the common stock holders. We have endeavored to negotiate the best transaction possible taking into account the impact on our shareholders, dilution, loss of voting power and the possibility of a change-in-control; however, in order to satisfy our working capital needs, we have been and may continue to be forced to issue convertible securities and debentures with no limitations on conversion. In addition, the dividends on the preferred stock affect the net losses applicable to shareholders. There are also applicable adjustments as a result of the calculation of the deemed preferred stock dividends because we have entered into contracts providing for discounts on the preferred stock when it is converted. As a result of the dividends on cumulative preferred stock, the net loss per common shareholder did not change during the fiscal year ending June 30, 2002, leaving a cumulative total of $.13 per share. There was an increase of $.01 per share for the fiscal year ending June 30, 2001.

In the event that we issue preferred stock without a limit on the number of shares that can be issued upon conversion and the price of our common stock decreases, the percentage of shares outstanding that will be held by preferred holders upon conversion will increase accordingly. The lower the market price the greater the number of shares to be issued to the preferred holders, upon conversion, thus increasing the potential profits to the holders when the price per share increases and the holders sell the common shares. In addition, the sale of a substantial amount of preferred stock to relatively few holders could cause a possible change-in-control. In the event of a voluntary or involuntary liquidation while the preferred stock is outstanding, the holders will be entitled to a preference in distribution of our property available for distribution equal to $10,000 per share. The following is certain information with regard to the Company's sale and full conversion in the last three years of its Series G, H, and I preferred stock, all of which was sold to European and American institutional investors in private placements pursuant to the exemptions from registration contained in SEC Regulation D.

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

See "Financing/Equity Line of Credit".

Private Placement of Convertible Debentures

We have also had to rely on the private placement of convertible debentures to obtain working capital. In deciding to issue convertible debentures, the board of directors took into account many of the same considerations it did when it decided to issue preferred stock. The following summarizes certain information with regard to our formerly outstanding convertible debentures, which were converted within the last three years..

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

In October 1998, we sold one unit, consisting of a $100,000 promissory note bearing interest of 12% per annum and 80,000 shares of common stock, to Avalon Capital, Inc., an unaffiliated third party, pursuant to Regulation D, for an aggregate purchase price of $100,000. These shares were included in the Registration Statement. On December 30, 1999, we repaid the $119,041.67 accrued balance of the promissory note in full by issuing 700,245 shares of restricted common stock valued at $.17 per share.

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

On January 26, 2000, we entered into a consulting agreement with Anthony Giambrone, an unaffiliated third party, which provided payment for services rendered to us over a six month period with warrants exercisable into 500,000 shares of common stock at a price of $0.93 per share. The term of the warrants ran concurrent with the term of the consulting agreement. On the date of the execution of the agreement, the bid-ask range of our common stock was $1.81 - $2.00. The agreement provided that Mr. Giambrone, an investment banker with 30 years of experience in the financial sector, including fund management and public relations, would assist us in implementing our short and long range business plans, including implementing a marketing program, monitoring our hired advertising and public relations firms, advising us on our stockholders relations program and raising the awareness of institutional investors regarding our products and company. Mr. Giambrone sent notice of exercise for all of his warrants on February 10, 2000 as provided in the consulting agreement. On March 17, 2000 he only tendered partial payment of $100,000 and received 107,527 common shares of stock applicable to such payment. No further payments were made. The shares paid for were promptly issued and registered. The consulting agreement and the unpaid warrants expired on July 26, 2000; however, Mr. Giambrone has sued us for the issuance of 392,473 unrestricted shares of common stock or alternatively, for the alleged $430,645 value of the expired warrants. The suit was settled. See "Legal Proceedings".

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

On July 17, 2000 we sold to Charlton in a private placement 400 shares of our Series K convertible preferred stock for $4 million. We issued an additional 95 Series K shares to Charlton for $950,000 on November 7, 2000. The total of $4,950,000 was designed to serve as bridge financing pending draws on the Charlton private equity line (described below). We paid Spinneret Financial Systems Ltd. ("Spinneret"), an independent financial consulting firm unaffiliated with the Company and, according to Spinneret and Charlton, unaffiliated with Charlton, $200,000 as a consulting fee for the first tranche of Series K shares and five Series K shares as a consulting fee for the second tranche. We were obligated to pay a 9% dividend on the Series K convertible preferred in cash or common stock at our option semi-annually on June 30 and December 31 of each calendar year or upon the conversion date. Under the Series K Certificate of Designations, we had the option of redeeming the remaining convertible preferred (except for the Spinneret shares) solely through the use of the private equity line by paying cash with the following redemption premiums.

Days from closing          0-120        121-180        180

Redemption price
As a % of Principal        105%         107.5%         110%

In the event that, for whatever reason, we did not redeem the convertible preferred according to the above schedule, the holder had the right to convert the convertible preferred into common stock at a per share price equal to the lower of $1.29 (115% of the closing bid price on the day prior to the initial issuance) or 87.5% of the average of the three lowest closing bid prices (which need not be consecutive) of the 20 consecutive trading days prior to the conversion date. In November 2000, Charlton converted 25 Series K shares plus accrued dividends into 197,349 restricted shares of common stock. In January

2001, Charlton converted $3,950,000 (395 shares) of Series K convertible preferred stock into an aggregate of 4,935,412 common shares and Spinneret converted $50,000 (5 shares) of Series K convertible preferred stock into an aggregate of 63,996 common shares. On December 12, 2000, we registered 5,720,605 common shares underlying the 500 shares of Series K convertible preferred stock. The shares registered included only 58,140 shares underlying the Spinneret Series K preferred so we had to issue 5,856 common shares with a restrictive legend. Those shares were registered in February 2001. Of the remaining 100 shares of Series K preferred stock, 50 shares were converted into 664,659 shares of common stock in April 2001 and 50 shares were redeemed for $550,000 using proceeds from the Charlton private equity line in April 2001.

On August 17, 2000, we entered into a $25 million private equity credit agreement with Charlton. On November 29, 2000, prior to any draws under the initial private equity agreement, we terminated that agreement and the initial agreement was replaced by an Amended Private Equity Credit Agreement dated November 30, 2000 (the "Private Equity Agreement"). The Private Equity Agreement committed Charlton to purchase up to $25 million of common stock subject to certain conditions pursuant to Regulation D over the course of a commitment period extending 12 months after the effective date of a registration statement covering the Private Equity Agreement common shares. The timing and amounts of the purchase by the investor were at our sole discretion. We were required to draw down a minimum of $10 million from the credit line over the initial 12-month period. If the minimum amount was not sold, Charlton was entitled to receive a payment equal to 9% of the difference between the $10,000,000 and the amount drawn by us (the "Shortfall Payment"). The purchase price of the shares of common stock was set at 91% of the market price. The market price, as defined in the agreement, was the average of the three lowest closing bid prices of the common stock over the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche. If, subsequent to effectiveness, the registration statement was suspended at any time, we would be obligated to pay liquidated damages of 1.5% of the cost of all common stock then held by the investor for each 15-day period or portion thereof, beginning on the date of the suspension. If such suspension was cured within the first 15 days, the damages would not apply. The only fee associated with the private equity financing was a 5% consulting fee payable to Spinneret. In September 2001 Spinneret proposed to lower the consulting fee to 4% provided that we pay their consulting fee in advance. We reached an agreement and paid them $250,000 out of proceeds from a put. On December 13, 2000 we registered 7,089,685 shares of common stock underlying $10 million out of the $25 million available in the Private Equity Agreement. Because of the decline in our stock price, we did not have sufficient common shares registered to fulfill our obligation under the Private Equity Agreement. To satisfy our obligation to provide registered common shares to cover the $10 million minimum, we registered 9,875,000 additional shares on October 23, 2001. We paid Spinneret an additional $186,235 in consulting fees relating to the Private Equity Agreement from January to September 2001.

The principal conditions to our ability to draw under the private equity line were that (i) during the 15 trading days immediately preceding each of the put notice date and the corresponding closing date (11 trading days after the put notice date) the average bid price of our common stock must be at least $.50 and the average daily trading volume must be at least $100,000, (ii) no more than 19.9% of our outstanding common stock (27,016,591 shares as of the date of this report) may be issued under the agreement without shareholder approval if such approval is required by our principal trading market (it is not required by our current market, the OTC Bulletin Board), (iii) the purchase cannot cause Charlton to beneficially own more than 9.9% of our outstanding common stock (according to the information available to us it beneficially owns less than 5% of the common stock as of the date of this report), and (iv) there be no material adverse change in our business or financial condition since our most recent filing with the SEC.

The New Private Equity Agreement
--------------------------------

Because the average bid price of our common stock fell below the contractually required $.50 during the 15-day period prior to puts and/or put closings from time to time in the period beginning November 15, 2001, Charlton orally agreed to waive the minimum price requirement. Further, because we drew only $5,825,000 of the $10,000,000 minimum by December 13, 2001, Charlton orally agreed to extend the commitment period and thereby waived its right to receive a Shortfall Payment based on our failure to timely draw the $10,000,000 minimum. On May 7, 2002, we and Charlton entered into a written amendment to the Private Equity Agreement as of November 15, 2001, which (i) reduced the minimum stock price requirement from $.50 to $.25, (ii) reduced the minimum average daily trading volume to $50,000, and (iii) extended the commitment period to December 13, 2003. Between November 15, 2001, and April 24, 2002, Charlton accepted two puts totaling $625,000 and 1,410,240 shares despite the relevant average bid price having fallen below $.50. From December 14, 2001, to April 24, 2002, Charlton accepted eight puts totaling $2,600,000 and 5,897,827 shares. Charlton has not accepted any puts under the prior Private Equity Agreement since April 24, 2002.

Charlton agreed to the waivers sought by us in connection with the prior Private Equity Agreement because of our good working relationship and the mutually beneficial nature of the relationship. During the initial one-year commitment period, we drew only $5,825,000 of the $10,000,000 minimum because we did not require all of the funds and wanted to avoid unnecessary dilution of our shareholders and unnecessary sales of our stock, which could have depressed its market price. Charlton has never rejected any of our puts. From January 25, 2001 to April 9, 2002 we drew $8,425,000 and issued 15,015,479 shares to Charlton under the prior Private Equity Agreement.

On May 15, 2002, we and Charlton entered into a new private equity agreement which replaced the prior Private Equity Agreement (the "New Private Equity Agreement"). The terms of the New Private Equity Agreement are substantially equivalent to the terms of the prior agreement, except that (i) the commitment period is three years from the effective date of a registration statement covering the New Private Equity Agreement shares, (ii) the minimum amount we must draw through the end of the commitment period is $2,500,000, (iii) the minimum stock price requirement has been reduced to $.20, and (iv) the minimum average trading volume has been reduced to $40,000. The conditions to our ability to draw under the Charlton private equity line, as described above, may materially limit the draws available to us.

Since we did not yet have an effective registration statement covering shares to be sold pursuant to the New Private Equity Agreement, in May 2002, Charlton loaned us $350,000 in order to partially cover our short-term working capital needs. This loan is evidenced by a promissory note dated May 29, 2002, due August 1, 2002, and bearing interest at a rate of 2% per month. The loan is secured by a pledge of 1,000,000 shares of our common stock, 500,000 each by our Chief Executive Officer, Linda Grable, and by our Executive Vice President and Chief Financial Officer, Allan Schwartz, and is personally guaranteed by Ms. Grable and Mr. Schwartz. Charlton has orally agreed to extend the due date of the note. We intend to pay back the Charlton loan with proceeds of puts under the New Private Equity Agreement. As of the date of this report we have repaid $75,000 principal of this note.

On May 17, 2002 we filed a registration statement on Form S-2 to register 10,000,000 shares underlying the New Private Equity Agreement, which was declared effective by the SEC on July 24, 2002. We intend to make sales under the New Private Equity Agreement from time to time in order to raise working capital on an "as needed" basis. Based on our current assessment of our financing needs, we intend to draw only the $2,500,000 minimum under the New Private Equity Agreement; however, if those needs change we may draw up to the $25,000,000 maximum. As of the date of this report under the New Private Equity Agreement we have drawn down $1,030,000 and issued 4,166,049 shares of common stock.

There can be no assurance that adequate financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent us from implementing our business plan or may require us to delay, scale back, or eliminate certain of our research and product development programs or to license to third parties rights to commercialize products or technologies that we would otherwise seek to develop ourselves. If we utilize the New Private Equity Agreement or additional funds are raised by issuing equity securities, especially convertible preferred stock and convertible debentures, dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. Moreover, substantial dilution may result in a change in our control.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The information set forth below should be read in conjunction with our Financial Statements and the Notes included elsewhere in this Report.

RESULTS OF OPERATIONS

Twelve Months Ended June 30, 2002 and June 30, 2001.
----------------------------------------------------
General and administrative expenses in the aggregate during the 12 months ended June 30, 2002 were $4,541,584 representing an increase of $518,436 or 13% from $4,023,148 during the 12 months ended June 30, 2001. General and administrative expenses in the aggregate are derived from deducting compensation and related benefits, research and development expenses, depreciation and amortization and adding interest income to the net loss as presented on the Statement of Operations. Selling, general and administrative expenses ("SG&A") in the aggregate during the year ended June 30, 2002, were $423,098 representing a decrease of $51,612 or 14% from $371,477 during the year ended June 30, 2001.

Compensation and related benefits during the year ended June 30, 2002, were $2,888,007 representing a decrease of $1,458,565 or 34% from $4,346,572 during the year ended June 30, 2001. The decrease in compensation is due to the re-pricing of the stock options that occurred during the year ended June 30, 2001.

Consulting expenses during the year ended June 30, 2002, were $380,049 representing an increase of $55,198 or 17% from $324,851 during the year ended June 30, 2001. The increase was due primarily to the engagement of outside consultants needed for special non-recurring projects required prior to launching the CTLM(R) System in those countries where permitted and for assistance in the preparation and review of the Modules required for our FDA Pre-Market Approval application.

Inventory Valuation Adjustments during the year ended June 30, 2002, were $547,942 representing an increase of $133,994 or 32% from $413,948 during the year ended June 30, 2001. The increase is due to the write-down of lasers that are no longer used in the manufacture of the CTLM(R).

Professional expenses during the year ended June 30, 2002, were $405,236 representing an increase of $71,434, or 21% from $333,802 during the year ended June 30, 2001. The increase was due primarily to additional litigation expenses. See Item 3. "Legal Proceedings".

Travel and subsistence costs during the year ended June 30, 2002, were $552,875 representing an increase of $152,787 or 38% from $400,088 during the year ended June 30, 2001. This increase was primarily due to increased travel and housing expenses for our clinical application specialists at our various clinical sites in the United States and Mexico.

Interest expense during the year ended June 30, 2002, was $711,335 representing a decrease of $553,945, or 44% from $1,265,280 during the year ended June 30, 2001. The decrease was primarily due to a reduction in discounts for shares issued to pay loans at a discount from the market price.

BALANCE SHEET DATA
We have financed our operations since inception by the issuance of equity securities with aggregate net proceeds of approximately $32,442,004 and through loan transactions in the aggregate net amount of $3,748,339. Furthermore, we issued equity securities for the conversion of all outstanding convertible debentures in the aggregate net amount of $3,240,000.

Our combined cash and cash equivalents totaled $194,894 at June 30, 2002. We do not expect to generate a positive internal cash flow for at least the next 8 months due to the expected costs of commercializing our initial product, the CTLM(R).

Our inventory totaled $2,926,176 at June 30, 2002 and $2,805,184 at June 30, 2001. This increase is primarily due to the purchase of additional parts and components for the ramp-up of manufacturing the CTLM(R). Our property and equipment, net, totaled $2,292,177 at June 30, 2002 and $2,426,816 at June 30, 2001. This decrease is due to depreciation and retirement of certain equipment.

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

We have financed our operating and research and development activities through several Regulation S and Regulation D private placement transactions. Net cash used for operating and product development expenses during fiscal 2002 was $6,615,261 primarily due to our purchase of additional materials to continue the manufacture of CTLM(R) Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law compared to net cash used by operating activities and product development of the CTLM(R) and related software development of $6,769,821 in fiscal 2001. At June 30, 2002, we had working capital of $(704,764) compared to working capital of $466,122 at June 30, 2001. We estimate that of our estimated $6.5 million in cash needed in the fiscal year ending June 30, 2003, $1.8 million will be required to complete FDA clinical trials through PMA submission and to prepare for the manufacture of the CTLM(R).

In the event that we receive a PMA from the FDA, which cannot be assured, we believe that, based on our current business plan approximately $5 million will be required above and beyond normal operating expenses over the next year to complete all necessary stages in order for us to market the CTLM(R) in the United States and foreign countries. The $5 million will be used to purchase inventory, sub-contracted components, tooling, manufacturing templates and non-recurring engineering costs associated with preparation for full capacity manufacturing and assembly and marketing, advertising and promotion, training, ongoing regulatory expenses, and other costs associated with product launch. If the need should arise for capital in excess of the Private Equity Line or if the Private Equity Line is unavailable due to the price of our common stock, our inability to comply with the registration provision, Charlton's breach of its agreement, or any other reason, we may be forced to seek additional funding through public or private financing, collaboration, licensing and other arrangements with corporate partners. See "Sale of Unregistered Securities-Financing/Equity Line of Credit."

During fiscal 2002, we were able to raise a total of $5,585,000 less expenses through Regulation S and Regulation D transactions. We do not expect to generate a positive internal cash flow for at least the next 8 months due to the expected costs of commercializing our initial product, the CTLM(R) and the expense of our continuing product development program. We will require additional funds for operating expenses, clinical testing, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program. Accordingly, we plan to utilize the New Private Equity Agreement to raise the funds required prior to the end of fiscal year 2003 in order to continue operations. In the event that we are unable to utilize the New Private Equity Agreement, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

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

Capital expenditures for the fiscal 2002 were $78,055 as compared to $140,494 for fiscal 2001. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, trade show equipment, computer software, laboratory equipment, and other fixed assets. We anticipate that our capital expenditures for fiscal 2003 will be approximately $60,000.

During the year ending June 30, 2002, there were no changes in our existing debt agreements and we had no outstanding bank loans as of June 30, 2002. Our annual fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are approximately $6.5 million, as of the date of this report and are likely to increase as additional agreements are entered into and additional personnel are retained. We will require substantial additional funds for our product development programs, pre-clinical and clinical investigational studies, operating expenses, regulatory processes, and manufacturing and marketing programs, which are presently estimated at an aggregate of approximately $542,000 per month. The foregoing projections are subject to many conditions most of which are beyond our control. Our future capital requirements will depend on many factors, including the following: the progress of our product development projects; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in our existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish; and the development of commercialization activities and arrangements. We do not expect to generate a positive internal cash flow for at least 8 months due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(R). We intend to use the New Private Equity Agreement as our principal source of additional capital. We plan to continue our policy of investing excess funds, if any, in a daily cash management account at First Union National Bank.


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

ITEM 7.  FINANCIAL STATEMENTS

         Index to Financial Statements

                                                                 Page

         Report of Independent Certified Public Accountants      F-1

         Financial Statements

                  Balance Sheet                                  F-3

                  Statement of Operations                        F-4

                  Statement of Stockholders' Equity              F-5-12

                  Statement of Cash Flows                        F-13-14

                  Notes to Financial Statement                   F-15-55

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

         FINANCIAL STATEMENTS:

                  Balance Sheets                                     F-3

                  Statements of Operations                           F-4

                  Statements of Stockholders' Equity                 F-5

                  Statements of Cash Flows                           F-13

                  Notes to Financial Statements                      F-15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



    The Board of Directors and Stockholders
    Imaging Diagnostic Systems, Inc.


We have audited the accompanying balance sheets of Imaging Diagnostic Systems, Inc. (a Development Stage Company) as of June 30, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2002 and 2001 and for the period December 10, 1993 (date of inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imaging Diagnostic Systems, Inc. (a Development Stage Company), as of June 30, 2002 and 2001 and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001 and for the period December 10, 1993 (date of inception) to June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The Company is in the development stage as of June 30, 2002 and to date has had no significant operations. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.

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



            /s/
Margolies, Fink and Wichrowski

Certified Public Accountants
Pompano Beach, Florida
August 1, 2002

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                                 Balance Sheets

                             June 30, 2002 and 2001


                                     ASSETS

                                                                   2002               2001
                                                               ------------      -------------
Current assets:
  Cash and cash equivalents                                    $    194,894      $    207,266
  Loans receivable - employees                                        1,470             8,400
  Inventory                                                       2,926,176         2,805,184
  Prepaid expenses                                                   56,708            48,612
                                                               ------------      ------------

         Total current assets                                     3,179,248         3,069,462
                                                               ------------      ------------

Property and equipment, net                                       2,292,177         2,426,816
Other assets                                                        874,596           856,076
                                                               ------------      ------------

                                                               $  6,346,021      $  6,352,354
                                                               ============      ============


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                        $  1,237,559      $    790,631
  Short-term debt                                                 1,453,717           353,717
  Current maturities of capital lease obligations                      --               4,056
  Other current liabilities                                       1,192,736         1,454,936
                                                               ------------      ------------

         Total current liabilities                                3,884,012         2,603,340
                                                               ------------      ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value; authorized 150,000,000 shares,
    issued 131,595,713 and 119,427,847 shares, respectively      61,659,936        55,151,781
  Additional paid-in capital                                      1,597,780         1,597,780
  Deficit accumulated during the development stage              (60,663,798)      (52,986,238)
                                                               ------------      ------------

                                                                  2,593,918         3,763,323
Less: deferred compensation                                        (117,600)             --
          subscriptions receivable                                  (14,309)          (14,309)
                                                               ------------      ------------

         Total stockholders' equity                               2,462,009         3,749,014
                                                               ------------      ------------

                                                               $  6,346,021      $  6,352,354
                                                               ============      ============






               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                            Statements of Operations

                                                                                     From Inception
                                                                                     (December 10,
                                                     Year Ended        Year Ended         1993) to
                                                   June 30, 2002     June 30, 2001    June 30, 2002
                                                   -------------     -------------    --------------
Compensation and related benefits:
  Administrative and engineering                  $   1,761,684    $   2,651,409       15,348,593
  Research and development                            1,126,323        1,695,163        6,363,776
Research and development expenses                         2,129              543        2,995,599
Certification expenses                                   45,735             --             45,735
Advertising and promotion expenses                      173,956           62,918        1,169,920
Selling, general and administrative expenses            423,098          371,477        2,627,497
Clinical expenses                                       102,178           86,376          634,191
Consulting expenses                                     380,049          324,851        3,880,093
Insurance costs                                         316,256          212,215        1,204,484
Inventory valuation adjustments                         547,942          413,948        1,738,047
Inventory restocking costs                                 --               --            377,006
Professional fees                                       405,236          333,802        2,611,046
Sales and property taxes                                 54,405          156,220          454,453
Stockholder expenses                                    178,303          115,769          518,253
Trade show expenses                                     160,806          168,107        1,141,310
Travel and subsistence costs                            552,875          400,088        1,776,787
Rent expense                                             11,435           13,097          316,340
Interest expense                                        711,335        1,265,280        3,715,507
Loan placement expenses and fees                         15,000          250,000          671,494
Depreciation and amortization                           246,871          277,254        1,817,525
Amortization of deferred compensation                      --               --          4,064,250
Liquidated damages (income) costs                          --           (151,000)         140,000
Settlement expenses                                     176,750             --            176,750
Death benefit expenses                                  286,225             --            286,225
Interest income                                          (1,031)         (53,688)        (258,843)
                                                  -------------    -------------    -------------

                                                      7,677,560        8,593,829       53,816,038
                                                  -------------    -------------    -------------

     Net loss                                        (7,677,560)      (8,593,829)     (53,816,038)

Dividends on cumulative preferred stock:
 From discount at issuance                                 --           (708,130)      (5,402,713)
 Earned                                                    --           (422,401)      (1,445,047)
                                                  -------------    -------------    -------------

     Net loss applicable to common shareholders   $  (7,677,560)   $  (9,724,360)   $ (60,663,798)
                                                  =============    =============    =============

Net loss per common share:
  Basic
    Net loss per common share                     $        (.06)   $        (.09)   $       (1.14)
                                                  =============    =============    =============

    Weighted average number of common shares        125,746,307      111,651,970       53,130,371
                                                  =============    =============    =============

  Diluted
    Net loss per common share                     $        (.06)   $        (.09)   $       (1.14)
                                                  =============    =============    =============

    Weighted average number of common shares        125,746,307      111,651,970       53,130,371
                                                  =============    =============    =============



               See accompanying notes to the financial statements.

                                                                      IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                        (a Development Stage Company)

                                                                      Statement of Stockhoders' Equity

                                                         From December 10, 1993 (date of inception) to June 30, 2002


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



               See accompanying notes to the financial statements.
                                       F-5



                                                                         IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                           (a Development Stage Company)

                                                                   Statement of Stockhoders' Equity (Continued)

                                                            From December 10, 1993 (date of inception) to June 30, 2002


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


               See accompanying notes to the financial statements.
                                       F-6

                                                                         IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                           (a Development Stage Company)

                                                                   Statement of Stockhoders' Equity (Continued)

                                                            From December 10, 1993 (date of inception) to June 30, 2002


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


                                                                         IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                           (a Development Stage Company)

                                                                   Statement of Stockhoders' Equity (Continued)

                                                            From December 10, 1993 (date of inception) to June 30, 2002


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

                                                                         IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                           (a Development Stage Company)

                                                                   Statement of Stockhoders' Equity (Continued)

                                                            From December 10, 1993 (date of inception) to June 30, 2002


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


               See accompanying notes to the financial statements.
                                       F-9

                                                                          IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                           (a Development Stage Company)

                                                                    Statement of Stockhoders' Equity (Continued)

                                                            From December 10, 1993 (date of inception) to June 30, 2002


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

           From December 10, 1993 (date of inception) to June 30, 2002




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

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                  Statement of Stockhoders' Equity (Continued)

           From December 10, 1993 (date of inception) to June 30, 2002




                                                          Preferred Stock (**)              Common Stock            Additional
                                                       -----------------------------------------------------------
                                                                Number of                    Number of               Paid-in
                                                          Shares        Amount         Shares          Amount        Capital
                                                       ------------- ------------- --------------- --------------- -------------
Balance at June 30, 2001                                  --             --            119,427,847    55,151,781     1,597,780
                                                          ----    -----------          -----------   -----------   -----------

Common stock issued - line of equity transactions         --             --             11,607,866     6,213,805          --

Common stock issued - exchange for services
    and compensation                                      --             --                560,000       294,350          --

Net loss                                                  --             --                   --            --            --
                                                          ----    -----------          -----------   -----------   -----------

Balance at June 30, 2002                                  --      $      --            131,595,713   $61,659,936   $ 1,597,780
                                                          ====    ===========          ===========   ===========   ===========





                                                       Deficit
                                                     Accumulated
                                                     During the

                                                     Development    Subscriptions   Deferred
                                                        Stage        Receivable   Compensation      Total
                                                   ---------------- ------------- -------------- -------------
Balance at June 30, 2001                              (52,986,238)     $(14,309)       $--      $ 3,749,014
                                                     ------------      --------        ---      -----------

Common stock issued - line of equity transactions            --            --           --        6,213,805

Common stock issued - exchange for services
    and compensation                                         --            --       (117,600)       176,750

Net loss                                               (7,677,560)         --           --       (7,677,560)
                                                     ------------      --------        ---      -----------

Balance at June 30, 2002                             $(60,663,798)     $(14,309)       $--      $ 2,462,009
                                                     ============      ========        ===      ===========




** See Note 15 for a detailed breakdown by Series.

              See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                            Statements of Cash Flows


                                                                                                        From
                                                                                                     Inception
                                                                                                  (December 10,
                                                                 Year Ended       Year Ended         1993) to
                                                               June 30, 2002     June 30, 2001     June 30, 2002
                                                              --------------    --------------   ----------------

Net loss                                                     $ (7,677,560)   $ (8,593,829)   $(53,816,038)
                                                             ------------    ------------    ------------
Adjustments to reconcile net loss to net cash
 used for operating activities:
    Depreciation and amortization                                 246,871         277,254       1,817,525
    Amortization of deferred compensation                            --              --         4,064,250
    Noncash interest, compensation and consulting expenses        805,555       2,916,262      13,515,685
    (Increase) decrease in loans receivable - employees             6,930          (5,400)        (40,156)
    (Increase) decrease in inventory, net                        (120,992)       (209,306)        132,087
    (Increase) decrease in prepaid expenses                        (8,096)        (11,273)        (56,708)
    (Increase) decrease in other assets                           (52,697)       (371,995)       (438,527)
    Increase (decrease) in accounts payable and
      accrued expenses                                            446,928        (205,323)      1,271,939
    Increase (decrease) in other current liabilities             (262,200)       (566,211)      1,192,736
                                                             ------------    ------------    ------------

      Total adjustments                                         1,062,299       1,824,008      21,458,831
                                                             ------------    ------------    ------------

      Net cash used for operating activities                   (6,615,261)     (6,769,821)    (32,357,207)
                                                             ------------    ------------    ------------

Cash flows from investing activities:
    Prototype equipment                                              --              --        (2,799,031)
    Capital expenditures                                          (78,055)       (140,494)     (4,028,922)
                                                             ------------    ------------    ------------

      Net cash used for investing activities                      (78,055)       (140,494)     (6,827,953)
                                                             ------------    ------------    ------------

Cash flows from financing activities:
    Repayment of capital lease obligation                          (4,056)        (11,506)        (50,289)
    Proceeds from convertible debenture                              --              --         3,240,000
    Proceeds from (repayments) loan payable, net                1,100,000        (902,000)      3,748,339
    Proceeds from issuance of preferred stock                        --         5,000,000      18,039,500
    Net proceeds from issuance of common stock                  5,585,000       2,871,961      14,402,504
                                                             ------------    ------------    ------------

      Net cash provided by financing activities                 6,680,944       6,958,455      39,380,054
                                                             ------------    ------------    ------------

Net increase in cash and cash equivalents                         (12,372)         48,140         194,894

Cash and cash equivalents at beginning of period                  207,266         159,126             -0-
                                                             ------------    ------------    ------------

Cash and cash equivalents at end of period                   $    194,894    $    207,266    $    194,894
                                                             ============    ============    ============


                                                                     (Continued)

               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                       Statement of Cash Flows (Continued)



                                                                                                             From
                                                                                                          Inception
                                                                                                         (December 10,
                                                                       Year Ended         Year Ended        1993) to
                                                                     June 30, 2002      June 30, 2001    June 30, 2002
                                                                     -------------      -------------    -------------
Supplemental disclosures of cash flow information:

         Cash paid for interest                                     $          5,104   $       5,856      $   78,823
                                                                    ================   =============      ==========


Supplemental disclosures of noncash
investing and financing activities:

         Issuance of common stock and options
           in exchange for services                                 $        176,750   $        --        $5,014,497
                                                                    ================   =============      ==========

         Issuance of common stock as loan fees in
           connection with loans to the Company                     $           --     $        --        $  293,694
                                                                    ================   =============      ==========

         Issuance of common stock as satisfaction of
           loans payable and accrued interest                       $           --     $   1,393,200      $3,398,965
                                                                    ================   =============      ==========

         Issuance of common stock as satisfaction of
           certain accounts payable                                 $           --     $        --        $  257,892
                                                                    ================   =============      ==========

         Issuance of common stock in
           exchange for property and equipment                      $           --     $        --        $   89,650
                                                                    ================   =============      ==========

         Issuance of common stock and other current liability
           in exchange for patent licensing agreement               $           --     $        --        $  581,000
                                                                    ================   =============      ==========

         Issuance of common stock for
           compensation                                             $        117,600   $     227,855      $2,194,988
                                                                    ================   =============      ==========

         Issuance of common stock through
           exercise of incentive stock options                      $           --     $   1,856,511      $3,117,702
                                                                    ================   =============      ==========

         Issuance of common stock as
           payment for preferred stock dividends                    $           --     $     206,420      $  507,645
                                                                    ================   =============      ==========

         Acquisition of property and equipment
           through the issuance of a capital
           lease payable                                            $           --     $        --        $   50,289
                                                                    ================   =============      ==========







               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                          Notes to Financial Statements


(1)      BACKGROUND

The Company, ("Imaging Diagnostic Systems, Inc.") was organized in the state of New Jersey on November 8, 1985, under its original name of Alkan Corp. On April 14, 1994, a reverse merger was effected between Alkan Corp. and the Florida corporation of Imaging Diagnostic Systems, Inc. ("IDSI-Fl."). IDSI-Fl. was formed on December 10, 1993. (See Note 3) Effective July 1, 1995 the Company changed its corporate status to a Florida corporation.

The Company is in the business of developing medical imaging devices based upon the combination of the advances made in ultrafast electro-optic technology and the unique knowledge of medical imaging devices held by the founders of the Company. Previously, the technology for these imaging devices had not been available. The initial Computed Tomography Laser Mammography ("CTLMR") prototype had been developed with the use of "Ultrafast Laser Imaging Technology"TM, and this technology was first introduced at the "RSNA" scientific assembly and conference during late November 1994. The completed CTLM(R) device was exhibited at the "RSNA" conference November 26-30, 1995. The Company has continued to develop its CTLM(R) technology and to exhibit its latest clinical images produced by the newest generation of the CTLM(R) at the "RSNA" conferences held annually, in Chicago, during the last week of November.

The initial CTLM(R) prototype produced live images of an augmented breast on February 23, 1995. From the experience gained with this initial prototype, the Company continued its research and development resulting in new hardware and software enhancements.

In order for the Company to sell the CTLM(R) commercially in the United States, it must obtain marketing clearance from the FDA. A PMA application must be supported by extensive data, including pre-clinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Under the Food, Drug, and Cosmetic Act, the FDA has 180 days to review a PMA application, although in certain cases the FDA substantially expands that time period through requests for additional information or clarification of existing information. The Company has submitted four modules, which have been accepted by the FDA as part of its PMA application process.

The Company continues to scan patients fitting the criteria of its IDE at University of Virginia Health System, Charlottesville, Virginia, Instituto Nacional de Cancerologia (National Cancer Institute) in Mexico City, Mexico, The Women's Center for Radiology in Orlando, Florida, and The Don and Sybil Harrington Cancer Center in Amarillo, Texas. The clinical studies obtained from the Company's clinical sites will be used in its PMA submission and CD-ROM clinical atlas.

On June 12, 1997, the Company was advised by patent counsel that its chief executive officer's patent, filed June 5, 1995 was granted with 28 claims. Foreign patent applications have been filed and are pending. On September 14, 1999, the Company was advised by patent counsel that a patent for laser imaging apparatus using biomedical markers that bind to cancer cells was issued. The Company has received additional patents through February 2002.

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(1)      BACKGROUND (Continued)

The Company is currently in a development stage and is in the process of raising additional capital. There is no assurance that once the development of the CTLM(R) device is completed and finally gains Federal Drug Administration marketing clearance that the Company will achieve a profitable level of operations.

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

         The Company has reduced certain components of its inventory to their net realizable value. The inventory valuation adjustments are reflected in the statement of operations and amounted to $547,942, $413,948, and $1,738,047, for the years ended June 30, 2002 and 2001, and for the period December 10, 1993 (date of inception) to June 30, 2002, respectively.

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

         Under the criteria set forth in Statement of Financial Accounting Standards No. 86, capitalization of software development costs begins upon the establishment of technological feasibility for the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. After considering the above factors, the Company has determined that software development costs, incurred subsequent to the initial acquisition of the basic software technology, should be properly expensed. Such costs are included in research and development expense in the accompanying statements of operations.

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

         (h) Patent license agreement

         The patent license agreement will be amortized over the seventeen-year life of the patent, the term of the agreement.

         (i) Stock-based compensation

         The Company adopted Statement of Financial Accounting Standards No.
         123. Accounting for Stock-Based Compensation ("SFAS 123"), in fiscal 1997. As permitted by SFAS 123, the Company continues to measure compensation costs in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but provides pro forma disclosures of net loss and loss per share as if the fair value method (as defined in SFAS 123) had been applied beginning in fiscal 1997.
                                                                    (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (j) Long-lived assets

         Effective July 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of ("SFAS 121"). This statement requires companies to write down to estimated fair value long-lived assets that are impaired. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review of recoverability the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. The Company has determined that no impairment losses need to be recognized through the fiscal year ended June 30, 2002.

         In August of 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses accounting and financial reporting for the impairment and disposal of long-lived assets. This statement is effective for the Company beginning July 1, 2002. The Company does not believe that the adoption of SFAS 144 will have a significant impact on its financial position and results of operations.

         (k) Income taxes

         Effective December 10, 1993, the Company adopted the method of accounting for income taxes pursuant to the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the year that includes the enactment date.


         (l) Intangible assets

         Intangible assets, consisting of the patent license agreement and UL and CE approvals are reflected in "Other Assets" on the balance sheet, net of accumulated amortization (Note 7). The patent license agreement has a fixed life of seventeen years and will continue to be amortized over its remaining useful life. The UL and CE approvals are subject to amortization and will be reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable, in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company has adopted SFAS 142 for its fiscal year beginning July 2001. As of June 30, 2002, the Company has determined that there is no impairment loss that needs to be recognized at this time with respect to the UL and CE approvals.
                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (m) Deemed preferred stock dividend

         The accretion resulting from the incremental yield embedded in the conversion terms of the convertible preferred stock is computed based upon the discount from market of the common stock at the date the preferred stock was issued. The resulting deemed preferred stock dividend subsequently increases the value of the common shares upon conversion.

         (n) Discount on convertible debt

         The discount which arises as a result of the allocation of proceeds to the beneficial conversion feature upon the issuance of the convertible debt increases the effective interest rate of the convertible debt and will be reflected as a charge to interest expense. The amortization period will be from the date of the convertible debt to the date the debt first becomes convertible.

         (o) Comprehensive income

         SFAS 130, "Reporting Comprehensive Income", requires a full set of general purpose financial statements to be expanded to include the reporting of "comprehensive income". Comprehensive income is comprised of two components, net income and other comprehensive income. For the period from December 10, 1993 (date of inception) to June 30, 2002, the Company had no items qualifying as other comprehensive income.

         (p) Employee benefits

         The Company provides their employees with a 401(k) plan. The employees are eligible to participate upon their hiring, and the Company does not contribute to the plan.

         (q) Impact of recently issued accounting standards

         Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), was issued in July 2001. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, intangible assets without a finite useful life are no longer subject to amortization. Rather, they will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         implied fair value of the intangible asset is less than carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for intangible assets arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company has elected to adopt SFAS 142 for its fiscal year beginning on July 1, 2001. As of June 30, 2002, the Company had assessed the impact of adopting SFAS 142, and that no impairment loss was required on the intangible assets without a finite useful life.

         Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"), was also issued in July 2001. SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined its impact on its results of operations, cash flows or financial position.

         Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued in October 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transitions" for the disposal of a "Segment of a Business" (as previously defined in that Opinion). SFAS 144 also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and early adoption is permitted.

         The Company is currently assessing this new standard and has not yet determined its impact on its results of operations, cash flows or financial position.

         (r) Reclassifications

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

As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However, management of the Company is continually negotiating with various outside entities for additional funding necessary to complete the clinical testing phase of development, required before they can receive FDA marketing clearance. To date, management has been able to raise the necessary capital to reach this stage of product development and has been able to fund any capital requirements. However, there is no assurance that once the development of the CTLM(R)device is completed and finally gains Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(5)      INVENTORIES

Inventories consisted of the following:
                                                          June 30,
                                              ---------------------------------
                                                    2002              2001
                                              --------------   ---------------

       Raw materials                          $  1,865,858      $  2,103,392
       Work-in process                             155,389           110,221
       Completed units under testing               904,929           591,571
                                              --------------    -------------

                                              $  2,926,176      $  2,805,184
                                              ============      ============

The raw materials inventory is reflected net of inventory valuation adjustments to the net realizable value for certain components. The valuation adjustments are reflected in the statement of operations and amounted to $547,942, $413,948, and $1,738,047, for the years ended June 30, 2002 and 2001, and for the period December 10, 1993 (date of inception) to June 30, 2002, respectively.


(6)      PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

                                                             June 30,
                                              --------------------------------
                                                     2002              2001
                                              ----------------  --------------

         Furniture and fixtures               $     283,367    $     278,542
         Building and land (See Note 10)          2,086,330        2,085,695
         Clinical equipment                          30,714           30,714
         Computers, equipment and software          774,492          702,539
         CTLMR software costs                       352,932          352,932
         Trade show equipment                       158,664          158,664
         Laboratory equipment                       194,034          193,392
                                             ---------------   --------------

                                                  3,880,533        3,802,478
         Less: accumulated depreciation          (1,588,356)      (1,375,662)
                                             ---------------    -------------

                  Totals                      $   2,292,177     $  2,426,816
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

          Furniture, fixtures, clinical, computers, laboratory
            equipment and trade show equipment                  5-7 years
          Building                                               40 years
          CTLM(R) software costs                                  5 years


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(6)      PROPERTY AND EQUIPMENT(Continued)

Telephone equipment, acquired under a long-term capital lease at a cost of $50,289, is included in furniture and fixtures. The net unamortized cost of the CTLM(R) software at June 30, 2002 and 2001 are $0 and $0, respectively, which represents the net realizable value of the CTLM(R) software at the end of each period presented.

Amortization expense related to the CTLM(R) software for each period presented in the statement of operations is as follows:

                           Period ended                Amount
                           ------------              ---------
                              6/30/01               $  16,241
                              6/30/00                  51,425
                              6/30/99                  70,514
                              6/30/98                  70,587
                              Prior                   144,165
                                                     ---------

                             Total                  $ 352,932
                                                    ==========


(7)      OTHER ASSETS

Other assets consist of the following:

                                                                           June 30,
                                                              --------------------------------
                                                                     2002            2001
                                                              --------------------------------
  Patent license agreement, net of accumulated
     amortization of $136,706 and $102,529, respectively      $   444,294      $   478,471
   UL and CE approvals, net of accumulated
     amortization of $8,225 and $8,225, respectively              430,302         372,410
   Security deposits                                                 -              5,195
                                                               -----------      ----------

         Totals                                                $  874,596      $  856,076
                                                               ===========     ===========

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

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(8)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                        June 30,
                                           -------------------------------
                                                  2002            2001
                                           -------------------------------

         Accounts payable - trade              $  790,676     $  440,968
         Customer deposits                           -            54,000
         Accrued property taxes payable            14,085         14,085
         Accrued compensated absences              91,637         65,713
         Accrued interest payable                  97,500         72,476
         Accrued wages payable                     87,439         87,439
         Other                                    243,661         55,950
                                               ----------      -----------

                  Totals                    $   1,237,559    $    790,631
                                            =============    ============


(9)      OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:
                                                          June 30,
                                              --------------------------------
                                                    2002             2001
                                              --------------- ----------------

         Accrued compensation-stock options     $ 1,192,736     $  1,454,936
                                                -----------     ------------

                                                $ 1,192,936     $  1,454,936
                                                ===========     ============


(10)     SHORT-TERM DEBT

Short-term debt consisted of the following:
                                                          June 30,
                                             --------------------------------
                                                   2002             2001
                                             --------------   ---------------

         Loan payable                        $     300,407    $     300,407
         Loan payable to officer                    53,310           53,310
         Mortgage payable                          750,000              -
         Loan payable to related party             350,000              -
                                             --------------   --------------

                                             $   1,453,717     $    353,717
                                             =============     =============


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(10)     SHORT-TERM DEBT (Continued)

The Company has borrowed a total of $475,407, from an unrelated third-party on an unsecured basis. The loan accrues interest at a rate of 6% per annum and is payable on demand. The Company has repaid $175,000 as of June 30, 2002. Accrued interest of $90,500 is reflected in accrued expenses on the balance sheet. Additionally, on January 27, 2000 the Company borrowed $500,000 from an unrelated third-party on an unsecured basis. The holder had the option to be repaid in warrants, at an exercise price of $.35 per share. As the Company's common stock was trading in excess of the $.35 at the date of the note, a discount of $500,000 was recorded on the transaction, in accordance with the guidelines of EITF Abstract No. 96-13. The discount was amortized over the term of the note (see Note 7). The note and accrued interest ($530,000) was repaid on July 18, 2000. The Company's repayment of $530,000 was originally rejected by the maker of the note, and the funds were placed in and escrow account with the Company's legal counsel. A settlement was reached during the year ended June 30, 2001, and the Company issued 810,000 shares of its common stock on January 25, 2001, when the fair market value of the stock was $1.72 per share. As a result, the Company recorded additional interest expense in the amount of $863,200. Finally, on June 8, 2000, the Company issued a 10% convertible promissory note in the amount of $110,000. The note was to be repaid on July 10, 2000, or it would be converted into convertible preferred stock at the option of the holder. If the closing of the pending convertible preferred stock issuance did not take place on July 10, 2000, the Company would issue to the note holder, a warrant to purchase 50,000 shares of the Company's common stock at an exercise price equal to 110% of the closing price of the common stock at such date provided under the terms of the agreement. On August 23, 2000, the Company repaid the $110,000 debenture, including accrued interest of $2,291, and issued a warrant to purchase 50,000 shares of the Company's stock at an exercise price of $1.452 per share.

During the year ended June 30, 1999, the officers of the Company made loans totaling $1,433,487. The loans were non-interest bearing and originally due by August 31, 1999. On May 18, 1999 the officers were issued a total of 2,171,743 shares of stock as full satisfaction ($874,100) of the loans outstanding at that date. During the year ended June 30, 2000, the officers loaned an additional $352,241. During the year ended June 30, 2000 a portion of the loans were repaid, $21,633 in cash and $430,795 in common stock of the Company, with an additional $292,000 of cash repayments being made during the year ended June 30, 2001. One of the officers loaned the Company $10,000 during the year which was repaid one month later. There were no additional payments made during the year on the remaining outstanding balance.

The Company also borrowed $750,000 from an unrelated third-party by utilizing the equity of their building as collateral on a mortgage (See Note 6). The mortgage note is due on June 11, 2003 and is amortized over 15 years with a balloon payment to be made on June 11, 2003. A 5% loan origination fee and a 2% finders fee were paid upon the closing of the mortgage. Interest in the amount of $4,932 has been accrued through June 30, 2002.

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(10)     SHORT-TERM DEBT (Continued)

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

During the year ended June 30, 2002, the Company borrowed $350,000 from the investor funding the equity line of credit. (See Note 11) The loan was originally to be repaid August 1, 2002, however the term of the loan was mutually extended, with payments to be deducted from the next seven "puts" made by the Company on the equity line at $50,000 per "put". The amount will be withheld from the proceeds being funded to the Company as repayment on the loan. Interest on the loan accrues at 2% per month with the total accrued interest amounting to $7,000 as of June 30, 2002.

(11)     EQUITY LINE OF CREDIT

On August 17, 2000 the Company finalized a financing agreement with a private institutional equity investor which contains two component parts, a $25 million Private Equity Agreement and a private placement of 500 shares of Series K convertible preferred stock as bridge financing in the amount of $5,000,000 (See
Note 15). On May 15, 2002, the Company entered into a new private equity agreement which replaced the prior Private Equity Agreement. The terms of the New Private Equity Agreement are substantially equivalent to the terms of the prior agreement, except that (i) the commitment period is three years from the effective date of a registration statement covering the New Private Equity Agreement shares, (ii) the minimum amount we must draw through the end of the commitment period is $2,500,000, (iii) the minimum stock price requirement has been reduced to $.20, and (iv) the minimum average trading volume has been reduced to $40,000.

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

This financing agreement has no warrants attached to either the bridge financing or the private equity line. Furthermore, the Company was not required to pay the investor's legal fees, but the Company does pay a 5% consulting fee for the money funded in this transaction. The Company sold $2,840,000 of common stock

                                                                  (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(11)     EQUITY LINE OF CREDIT (Continued)

under the terms of the agreement during the year ended June 30, 2001. The total shares issued by the Company amounted to 3,407,613. The Company incurred $139,985 of consulting fees and recorded $303,666 of deemed interest expense as a result of the 9% discount off of the market price. During the year ended June 30, 2002, an additional $5,585,000 of common stock was sold under the terms of the equity line agreement, and the Company issued a total of 11,607,866 share of common stock. The Company incurred $296,250 of consulting fees and recorded $628,805 of deemed interest expense as a result of the 9% discount off of the market price. (See Note 21)


(12)     LEASES

The Company had entered into a lease arrangement which expired in 2002 for its telephone equipment. This arrangement transfers to the Company substantially all of the risks and benefits of ownership of the related asset. The asset has been capitalized as property and equipment (see Note 6) and the obligation has been recorded as debt. At June 30, 2002, there were no additional payments to be made on the lease.

The Company also leases certain office equipment under operating leases expiring in future years. Minimum future lease payments under the non-cancelable operating lease having a remaining term in excess of one year as of June 30, 2002 are as follows:

                           Year ending June 30,              Amount
                           --------------------           ----------

                                  2003                   $    5,604
                                  2004                        5,604
                                  2005                        5,604
                                  2006                        4,159
                                  Thereafter                  2,492
                                                         -----------

                  Total minimum future lease payments      $  23,463
                                                           =========


(13)     INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carryforwards of approximately $44,706,000 to offset future taxable income. Such carryforwards expire in years beginning 2009. The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $15,200,000 and $11,527,000 at June 30, 2002 and 2001,
respectively. The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from July 1, 2001 to June 30, 2002 was an increase of approximately $3,673,000.

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

    Series I Preferred Stock
    ------------------------
    On April 6, 1999, the Company entered into a Subscription Agreement with the Purchaser of the Series B Preferred Stock whereby the Company agreed to issue 138 shares of its Series I, 7% Convertible Preferred Stock ($1,380,000). The consideration for the subscription agreement was paid as follows:

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

    Series K Preferred Stock
    -------------------------
    On July 17, 2000, the Company finalized the private placement to foreign investors of 500 shares of its Series K Convertible Preferred Stock at a purchase price of $10,000 per share. The agreement was executed in accordance with and in reliance upon the exemption from securities registration by Rule 506 under Regulation D as promulgated by the Securities Act of 1933, as amended.

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

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of June 30, 2002, including certain additional information with respect to the deemed preferred stock dividends that were calculated as a result of the discount from market for the conversion price per share:




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

During the year ended June 30, 2002, the Company issued a total of 12,167,866 shares ($6,508,155) of its common stock. The common stock issued through the equity line of credit (See Note 11) accounted for the issuance of 11,607,866 shares ($6,213,805). The remaining 560,000 shares were issued as follows:

         1. On November 21, 2001, 210,000 shares of bonus stock were issued to Company employees. Deferred compensation of $117,600 was charged as, the fair market value of the common stock at that date was $.56 per share, and the stock will not be physically delivered to the employees until January 2003.

         2. A total of 350,000 shares were issued in conjunction with the settlement on March 22, 2002 of a lawsuit. Settlement expense of $176,750 has been charged on the statement of operations as the fair market value of the stock at the date of issuance was $.51 per share.


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

On March 29, 1995, the incentive stock option plan was approved by the Board of Directors and adopted by the shareholders at the annual meeting. This original plan was revised and on January 3, 2000 the Board of Directors adopted the Company's "2000 Non-Statutory Plan", and the plan was subsequently approved by the shareholders on May 10, 2000 at the annual meeting. This plan provides for the granting, exercising and issuing of incentive stock options pursuant to Internal Revenue Code Section 422. The Company may grant incentive stock options to purchase up to 4,850,000 shares of common stock of the Company. This Plan also allows the Company to provide long-term incentives in the form of stock options to the Company's non-employee directors, consultants and advisors, who are not eligible to receive incentive stock options. In January 2002, our Board replaced the 1995 Plan and 2000 Plan with a new combined stock option plan, the 2002 Incentive and Non-Statutory Stock Option Plan (the "2002 Plan"), which provides for the grant of incentive and non-statutory options to purchase an aggregate of 6,340,123 shares of Common Stock. Upon approval of the 2002 Plan at the next shareholders' meeting, all options outstanding under the 1995 and 2000 Plans will remain outstanding; however, no new options will be granted under those plans. The Board of Directors or a company established compensation committee has direct responsibility for the administration of these plans.

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

Transactions and other information relating to the plans are summarized as follows:


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(17)     STOCK OPTIONS (Continued)

         Employee Plan:
                                        Incentive Stock Options        Non Statutory Stock Options
                                    -------------------------------   ----------------------------
                                        Shares    Wtd. Avg. Price      Shares     Wtd. Avg. Price
                                     -----------  ----------------  -----------  ----------------
Outstanding at June 30, 1994               -0-                          -0-
   Granted                               75,000     $  1.40         1,500,000     $   1.12
   Exercised                               --                                          --
                                                                   -----------     -------

Outstanding at June 30, 1995             75,000        1.40         1,500,000         1.12
   Granted                              770,309        1.66           750,000         1.44
   Exercised                           (164,956)        .92        (1,800,000)        1.50
                                                                   -----------     -------

Outstanding at June 30, 1996            680,353        1.81           450,000          .13
   Granted                              371,377        3.27           750,000         3.88
   Exercised                           (395,384)       1.10              --
                                                                   ----------     --------

Outstanding at June 30, 1997            656,346        3.07         1,200,000         2.47
   Granted                              220,755        1.95           750,000         2.75
   Exercised                               --                        (65,712)          .35
   Canceled                            (175,205)       4.25              --
                                                                   ----------     --------

Outstanding at June 30, 1998            701,896        2.42         1,884,288         2.66
   Granted                              786,635         .48           750,000          .43
   Exercised                               --                        (65,612)          .35
   Canceled                             (82,500)       3.37              --
                                                                   -----------     -------

Outstanding at June 30, 1999          1,406,031         .53 **      2,568,676         2.24
   Granted                            3,139,459         .34              --
   Exercised                           (770,702)        .37          (318,676)         .35
   Canceled                             (64,334)        .47              --
                                                                   ----------     --------

Outstanding at June 30, 2000          3,710,454         .42         2,250,000         2.35
   Granted                            1,915,700        2.59              --
   Exercised                         (3,030,964)        .32          (750,000)         .31
   Canceled                            (279,982)        .60        (1,500,000)        2.75
                                                                   ----------     --------

Outstanding at June 30, 2001          2,315,208        2.38              --
   Granted                            6,839,864         .68              --
   Exercised                               --                            --
   Canceled                          (2,695,482)       1.17              --
                                                                   ----------

Outstanding at June 30, 2002          6,459,590        1.57              --
                                      ==========                   ===========


    ** On June 25, 1999, the exercise price of 502,225 outstanding incentive stock options was restated to $.60 per share. The Company has recorded compensation of $330,569 during the fiscal year ended June 30, 1999 as a result of this repricing, in accordance with the guidelines discussed in the proposed FASB interpretation of APB Opinion No. 25.
                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(17)     STOCK OPTIONS (Continued)

         Director Plan:
                                                Stock Options
                                           -------------------------
                                            Shares    Wtd. Avg. Price
                                           -------    ---------------
     Outstanding at June 30, 2000            -0-
        Granted                             75,000         $.65
        Exercised                             -
        Canceled                              -
                                           -------

     Outstanding at June 30, 2001           75,000          .65
        Granted                            225,000          .58
        Exercised                             -
        Canceled                              -
                                         ---------

     Outstanding at June 30, 2002          300,000          .60
                                         =========


At June 30, 2002 and 2001, 4,794,045 and 1,782,522, respectively, of the employee incentive stock options were vested and exercisable. The employee stock options vest at various rates over periods up to ten years. All of the director options are vested and exercisable as of June 30, 2002 and 2001. Shares of authorized common stock have been reserved for the exercise of all options outstanding. The following summarizes the option transactions that have occurred:

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

    At various dates during the year ended June 30, 2001, the Company issued to its officers and various employees incentive options to purchase 1,915,700 shares of common stock at prices ranging from $.65 to $2.85. The exercise price was established as the fair market value of the common stock at the date of grant for employees, and 110% of the fair market value at the date of grant for officers, therefore no compensation was recorded on the issuance of the options. The officers options vested immediately, while the employees options vest one-third from the grant date, with one-third vesting each of the next two years. The options expire in five years from the grant date.


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(17)     STOCK OPTIONS (Continued)

    In addition, on November 20, 2000 the Company granted to each director a stock option to purchase 50,000 shares (an aggregate of 150,000 shares) of the Company's common stock at an exercise price of $.65 per share. The option expires in ten years and shall become exercisable on a quarterly pro-rata basis (12,500 shares) from the date of grant. The option is not intended to be an incentive stock option pursuant to Section 422 of the Internal Revenue Code.

    At various dates during the year ended June 30, 2002, the Company issued to its officers and various employees incentive options to purchase 6,839,864 shares of common stock at prices ranging from $.50 to $.93. The exercise price was established as the fair market value of the common stock at the date of grant for employees, and 110% of the fair market value at the date of grant for officers, therefore no compensation was recorded on the issuance of the options. Vesting for certain of the officers' options is immediately, while the other officers' options and the employees options vest over varying periods up to three years from the date of grant. The options expire from four to ten years from the grant date.

    In addition, on November 20, 2001 the Company granted to each director a stock option to purchase 100,000 shares (an aggregate of 300,000 shares) of the Company's common stock at an exercise price of $.55 per share. The option expires in ten years and shall become exercisable on a quarterly pro-rata basis (25,000 shares) from the date of grant. The option is not intended to be an incentive stock option pursuant to Section 422 of the Internal Revenue Code.


    The following table summarizes information about all of the stock options outstanding at June 30, 2002:

                          Outstanding options               Exercisable options
                ---------------------------------------    ---------------------
                                 Weighted
                                  average
    Range of                    remaining     Weighted                Weighted
exercise prices    Shares       life (years)  avg. price   Shares     avg. price
---------------  ------------   ------------  ----------  ----------  ----------
 $ .11 - 1.25      5,474,050       5.47       $   .64     3,933,918    $   .66
  1.36 - 2.49        217,065       1.65          1.65       137,851       1.51
  2.50 - 3.75      1,068,475       2.91          2.91     1,022,276       4.24
--------------------------------------------------------------------------------

 $ .11 - 3.75      6,759,590       4.94        $ 1.03     5,094,045     $ 1.40
================================================================================





                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(17)     STOCK OPTIONS (Continued)

At June 30, 2002, the Company has two stock-based compensation plans, which have been previously described. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans with respect to its employees, however compensation has been recorded with respect to its officers due to their provisions of utilizing "additional incentive stock options" to exercise their incentive stock options, and acquire shares of common stock. The compensation cost that has been charged against income for the officers was $(262,200) and $1,290,300 for 2002 and 2001, respectively.

The weighted average Black-Scholes value of options granted during 2002 and 2001 was $.36 and $1.63 per option, respectively. Had compensation cost for the Company's fixed stock-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as indicated below:

                                                                                              From
                                                                                            Inception
                                                                                         (December 10,
                                                       Year Ended        Year Ended         1993) to
                                                     June 30, 2002     June 30, 2001      June 30, 2002
                                                     --------------    --------------     --------------

         Net loss to common shareholders -
                  As reported                        $  (7,677,560)    $   (9,724,360)  $ (60,663,798)
                                                     =============     ==============   =============

                  Pro forma                          $  (6,443,113)    $   (7,960,975)  $ (57,665,966)
                                                     =============     ==============   =============

         Basic loss per share -
                  As reported                        $      (.06)      $      (.09)     $      (1.14)
                                                     ================  ===============  ===============

                  Pro forma                          $      (.05)      $      (.07)     $      (1.08)
                                                     ================  ===============  ===============

         Diluted loss per share -
                  As reported                        $      (.06)      $      (.09)     $      (1.14)
                                                     ================  ===============  ===============

                  Pro forma                          $      (.05)      $      (.07)     $      (1.08)
                                                     ================  ===============  ===============


For purposes of the preceding proforma disclosures, the weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2002 and 2001, respectively: no dividend yield; volatility of 79.2% and 1.6%; risk-free interest rate of 5% and 6.5%; and an expected term of five years.




                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(18)     CONCENTRATION OF CREDIT RISK

During the year, the Company has maintained cash balances in excess of the Federally insured limits. The funds are with a major money center bank. Consequently, the Company does not believe that there is a significant risk in having these balances in one financial institution. The cash balance with that bank at June 30, 2002 was $248,892.


(19)     FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximated their fair values due to the short maturity of these instruments. The fair value of the Company's debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At June 30, 2002 and 2001, the aggregate fair value of the Company's debt obligations approximated its carrying value.


(20)     COMMITMENTS AND CONTINGENCIES

On July 5, 1994 the Company entered into five-year employment agreements with its chief executive officer, president and executive vice-president. The agreements expired on July 6, 1999 and new employment agreements were entered into on August 29, 1999. The new agreements will be for a term of five years and provide for compensation to these individuals at the annual rate of $286,225, $119,070, and $119,070, respectively. The agreements provide for annual increases based upon changes in the Consumer Price Index, but in no event shall the cost of living increase be less than seven percent. The agreements provide for bonus arrangements and other normal benefits. The CEO passed away on August 13, 2001, and the President was appointed CEO.

At a special meeting of the Board of Directors held on August 28, 2001 the Board voted to grant a death benefit of one year's salary ($286,225) to the beneficiary of the CEO in recognition of his services as a co-founder, CEO and inventor of the CTLM(R). As of the date of this report the Company has paid $140,000 of this death benefit. The remaining balance of $156,225 is included in accrued expenses on the balance sheet as of June 30, 2002.

On December 1, 2001, the Company entered into a new three-year employment agreement with the CEO. Under this agreement, the CEO will receive an annual base salary of $280,000 and incentive options to purchase up to an aggregate of 2,250,000 shares of the Company's common stock at an exercise price of $.60 per share. The incentive stock options will vest at 750,000 shares per year starting December 1, 2002.

                                                                    (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(20)     COMMITMENTS AND CONTINGENCIES (Continued)

As additional consideration for his development efforts in the CTLMR device, the chief executive officer was granted a "development royalty" which will be paid based upon the net foreign and domestic sales, after direct costs and commissions, of the CTLMR device. The royalty percentages in the revised patent licensing agreement, entered into on June 2, 1998, and approved at the shareholders' annual meeting start at 10% and decrease to 6% as gross sales volumes increase. The CEO had agreed that these royalty provisions would not apply to any sales and deliveries of CTLM(R) systems made by the Company prior to receipt of the PMA for the CTLM(R). In addition, following issuance of the PMA, the Company and the CEO agreed that he would be paid guaranteed minimum royalties of at least $250,000 per year based on the sales of the products and goods in which the CTLM(R) patent is used. Due to his death in August 2001, his interest in the patent license agreement passed to his estate. Our current Chief Executive Officer, his widow, is the principal beneficiary of his estate.

On August 15, 2001, the Company entered into a three-year employment agreement with its Chief Operating Officer at an annual salary of $110,000. The COO was also granted 500,000 incentive stock options at an exercise price of $.77 per share, the fair market value at the date of the grant, which will vest ratably over the three-year period.

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

The Company has entered into agreements with various distributors located throughout Europe, Asia, Canada, Mexico and South America to market the CTLMR device. The terms of these agreements range from eighteen months to three years. The Company has the right to renew the agreements, with renewal periods ranging from one to five years.

The Company is also a defendant in other legal proceedings arising in the course of its business. In the opinion of management (based on the advice of counsel) the ultimate resolution of these other legal proceedings should not have a material adverse effect on the Company's financial position or annual results of operations.

                                                                    (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(20)     COMMITMENTS AND CONTINGENCIES (Continued)


The Company has sold certain shares of its common stock to a private institutional equity investor (See Note 11) under a prior private equity agreement, which have been resold by the investor based on a waiver of certain conditions of that agreement after the effectiveness of the relevant registration statement. Since the investor's waiver occurred after the securities were registered, the transactions were inconsistent with SEC interpretive guidelines. On May 15,2002 a new private equity agreement was signed replacing the prior equity agreement, and 10,000,000 shares underlying the new agreement were duly registered with a Form S-2 Registration Statement. However, third parties who purchased the waiver shares could sue the Company or the investor for rescission. At this time, the Company is unable to assess the amount of damages in the event that there is any liability, and neither the Company nor the investor have been contacted by any third parties seeking rescission.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND
         -----------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
         --------------------------------------------------

The following table sets forth certain information concerning our current directors and executive officers as well as former directors and executive officers of the Company, as well as former directors who served during a portion of fiscal 2002.

Name                     Age                 Position                     Year Elected or Appointed
----                     ---                 --------                     -------------------------
Linda B. Grable          65        Chairman of the Board, Chief Executive           1994
                                   Officer and President

Richard J. Grable(1)     58        Chief Executive Officer and Director             1994

John d'Auguste(2)        51        President                                        2001

Allan L. Schwartz        60        Executive Vice-President, Chief                  1994
                                   Financial Officer and Director

Edward R.. Horton        44        Chief Operating Officer                          2001

David E. Danovitch       40        Director                                         2000

Phil E. Pearce           73        Director                                         2000

Stanley A. Hirschman     56        Director                                         2000

(1)  Mr. Grable passed away on August 13, 2001.
(2) In March 2002, Mr. d'Auguste resigned from his position as President, and his duties were assumed by Ms. Grable and Mr. Horton.

The late Richard Grable, Allan Schwartz and Linda Grable are our founders and as such may be deemed "promoters" and "parents" as defined in the Rules and Regulations promulgated under the Securities Act, as those terms are defined in the rules and regulations promulgated under the Securities Act. Directors serve until the next meeting of shareholders. Officers serve at the pleasure of the Board of Directors.


Richard J. Grable
Mr. Grable was Chief Executive Officer and Director of Research and Development and was the inventor of the CTLM(R) device. He was considered a pioneer in the Optical Imaging field with over 25 years experience. Mr. Grable was a graduate of the University of Miami School of Business with a Masters Degree in Business Administration. He had over 30 years of electronic design experience and had been directly involved in the development and sales of CT, Nuclear Medicine and Ultrasound instrumentation since 1972. He had over sixteen years of experience of preparing and filing 510(k)'s, Investigation Device Exemptions, and Premarket Notification documents for the Food and Drug Administration. He held two United States Patents and was co-inventor for one other medical device. He was a member of the Institute of Electrical & Electronics Engineers, Optical Society of America, the American Association for the Advancement of Science, the New York Academy of Science, and a member and guest speaker of the International Society for Optical Engineering. Mr. Grable had been a Director and Officer of the Company since its inception in 1993. Mr. Grable passed away unexpectedly on August 13, 2001.

Linda B. Grable
Ms. Grable has been our Chief Executive Officer since August 2001, and, since its inception in 1993, has served as Chairman of the Board and Director of the Company. She was our President from inception to August 2001. She was has played a major role in raising approximately $40 million in debt and equity funding for the research and development of the CTLM(R) device. She has over 35 years experience in negotiating funding with banking institutions for both medical and real estate development businesses. Ms. Grable has over 20 years of executive experience in the medical device industry, for both sales and marketing in the U.S. and foreign countries. She is a graduate of Ohio State University and holds a BA in Journalism and Marketing.

John d'Auguste
John d'Auguste was appointed President by the Board of Directors in August 2001. Mr. d'Auguste began his career over 25 years ago at GE Medical Systems and completed their GE Manufacturing Management Program in 1975. He has extensive experience with medical products including CT, MRI, X-Ray and microscopes. His experience was gained while holding positions with GE Medical Systems from 1973 to 1983, Picker X-Ray International from 1983 to 1985, and Cambridge Instruments from 1988 to 1989. He also held management positions with GE's Aerospace Division from 1985 to 1988, General Railway Signal from 1989 to 1993 and was Vice President- Direct Sales of Gateway 2000 Inc. from 1993 to 1997, managing 1,500 employees with sales in excess of $3 billion. He also served Gateway as Vice President-Operations managing 2,500 employees producing $5 billion in annual revenue. More recently he was President of Operations for Cabletron Systems from 1997 to 1999 and Chief Executive Officer of Revonet Inc. from 1999 to 2001. Mr. d'Auguste holds a B.S. degree in Systems Engineering from Polytechnic Institute of Brooklyn and a M.S. degree in Engineering Management from the Milwaukee School of Engineering. Mr. d'Auguste resigned as President in March 2002 to pursue other interests in his home state of Virginia.

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

Edward R. Horton
Mr. Horton was appointed Chief Operating Officer by the Board of Directors in August 2001 and is responsible for all operational activities including the planning, purchasing, production, quality assurance, engineering and distribution functions. Mr. Horton began his career almost 20 years ago in the medical device industry beginning with Bristol Myers as a manufacturing engineer. He then became the VP of Manufacturing and Operations for Microtek Medical Inc. in 1993. From 1997 to 2001 he was a co-founder and Vice President of Operations for Deka Medical, Inc. bringing the company from a start-up to a revenue producing company with over $23 million in annual sales in just 4 years. Mr. Horton holds a B.S. degree in Industrial Engineering from Bradley University and a M.B.A. from University of North Florida.

David E. Danovitch
Mr. Danovitch was appointed by the Board of Directors in August 2000 to replace Dr. Robert Kagan who resigned effective August 1, 2000. Since January 2000, he has been a senior partner of NewWest Associates, LLC, an international consulting firm, and Del Rey Investments, LLC, a merchant banking firm, both based in New York, New York. From January 2000 to present , Mr. Danovitch was a Managing Director of Cambridge Partners, a merchant banking firm which focused on misunderstood companies and assets. From 1995 to 1997, he was a founding principal of Snowden Capital, Inc., a New York City-based investment banking firm. From 1993 to1994, he served as Chief of Staff to a Senior Vice President of IBM. Mr. Danovitch is an attorney and member of the District of Columbia, Massachusetts and New York bars. He holds an A.B. from Kenyon College, a J.D. from Suffolk University Law School and a LL.M.-Taxation from Boston University School of Law.

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


COMPENSATION OF DIRECTORS
Each director who is not an employee of the Company receives a quarterly retainer of $2,000 and $600 per diem fees for days in which a Board meeting is attended or a non employee board member is otherwise required to visit the Company or spend a significant amount of a day on Company matters. Non-employee directors are also reimbursed for travel expenses. Non-employee directors are eligible to receive options to purchase 100,000 shares per year for the period November 2001 to November 2002 of the Company's common stock, vesting at 25,000 shares per quarter of service to the Company. The options shall be granted and the underlying shares issued pursuant to the Company's 2000 Non-Statutory Stock Option Plan.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended June 30, 2002.

AUDIT FEES
The independent auditors of the Company for the year ended June 30, 2002 were Margolies, Fink & Wichrowski. The aggregate fees, including expenses billed by Margolies, Fink & Wichrowski, in connection with the audit of the Company's annual financial statements for the most recent fiscal year and for the review of the Company's financial information included in its annual report on Form 10-KSB and its quarterly reports on Form 10-QSB were $23,100.

ALL OTHER FEES
There were no other fees, including expenses billed for other services rendered to the Company by Margolies, Fink & Wichrowski during the year ended June 30, 2002.


ITEM 10. EXECUTIVE COMPENSATION
The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers for services rendered to us during fiscal 2002, 2001 and 2000. No other person during these years, who served as one of our executive officers, had a total annual salary and bonus in excess of $100,000. Also, see "Stock Option Plan-Option/SAR Grants in Last Fiscal Year".

                           SUMMARY COMPENSATION TABLE

                        Annual Compensation                          Long-Term Compensation

Name & Principal
Position               Fiscal Year    Salary    Other Annual   Restricted    Securities/Underlying
                                                Compensation   Stock Awards  Option/SARs
Linda B Grable, CEO       2000       $119,070                   793,255
and Director              2001       $127,404                   500,000
                          2002       $218,648                   500,000 (2)

Richard J. Grable,        2000       $286,225                   793,255
CEO and Director (1)      2001       $286,225                   500,000
                          2002       $35,778
John d'Auguste (3)        2002       $73,769
President

Allan L. Schwartz,        2000       $119,070                   793,255
Exec. V.P., CFO and       2001       $127,404                   500,000
Director                  2002       $134,836                   500,000 (2)

Edward R. Horton          2002       $96,673
COO(4)

(1)  Mr. Grable passed away on August 13, 2001.
(2) The aggregate dollar value of the 2002 options, based on the averaged high and low price on June 30, 2002 are as follows: Linda B. Grable-$205,000; and Allan L Schwartz-$205,000.
(3) Mr. d'Auguste commenced employment on August 15, 2001 and resigned on March 14, 2002.
(4)  Mr. Horton commenced employment on August 15, 2001.


EMPLOYMENT AGREEMENTS
---------------------
On August 29, 1999, we entered into five-year employment agreements with Richard Grable, Allan Schwartz and Linda Grable. Under these agreements, base annual salaries, are as follows: Richard Grable, $286,225; Linda Grable, $119,070; and Allan Schwartz, $119,070. In addition, each person receives a car allowance of $500 per month. Each employment agreement provides for performance bonuses, health insurance, car allowances, and other customary benefits, and a cost of living adjustment of 7% per annum. No bonuses have been paid to date.

At a special meeting of the Board of Directors held on August 28, 2001 the Board, with Linda Grable abstaining, voted to grant a death benefit of one year's salary ($286,225) to Richard Grable's beneficiary in recognition of his services as a co-founder, CEO and inventor of the CTLM(R). As of the date of this report we have paid $140,000 of this death benefit to Linda Grable, as beneficiary of Richard Grable.

On August 15, 2001, we entered into a three-year employment agreement with our Chief Operating Officer at an annual salary of $110,000. The COO was also granted 500,000 incentive stock options at an exercise price of $.77 per share, the fair market value at the date of the grant, which will vest ratably over the three-year period.

On December 1, 2001, we entered into a new three-year employment agreement with Linda Grable. Under this agreement, Ms. Grable will receive an annual base salary of $280,000. Ms. Grable received incentive options to purchase up to an aggregate of 2,250,000 shares of the Company's common stock at an exercise price of $.60 per share. The incentive stock options will vest at 750,000 shares per year starting December 1, 2002. In addition, she will also receive a car allowance of $500 per month.

The following table sets forth certain information with regard to the Options/SAR grants by the Company to management for the fiscal year ended June 30, 2002. Richard J. Grable, Linda B. Grable and Allan L. Schwartz did not exercise any options during fiscal 2002.

                      Option/SAR Grants in Last Fiscal Year

                       No. of         % of Total
                       Securities     Options Granted    Exercise or    Market Price
                       Underlying     to Employees In    Base Price     On Date of     Expiration
Name                   Options        Fiscal Year        ($/Share)      Grant          Date
----                   Granted        ---------------    ---------      -----          ----
                       -------
Linda B. Grable        500,000                            $0.77         $0.70          8/30/04
                       2,250,000                          $0.60         $0.60

Richard J. Grable(1)   0                  0               0             0

John d'Auguste(2)      2,000,000                          $0.77         $0.79

Allan L. Schwartz      500,000                            $0.77         $0.70          8/30/04

Edward Horton          500,000                            $0.77         $0.79

(1)  Mr. Grable passed away on August 13, 2001.
(2) Mr. d'Auguste commenced employment on August 15, 2001 and resigned on March 14, 2002. Mr. d'Auguste's options expired upon his resignation.

Stock Option Plans
------------------
For the fiscal year ended June 30, 2002, all of our executive officers were participants in our 1995 stock option plan. The plan was approved by our Board of Directors and adopted by the shareholders at the March 1995 annual meeting. The plan provided for the granting, exercising and issuing of incentive options pursuant to Internal Revenue Code, Section 422.

On August 30, 1999, we established an equity incentive plan. The shareholders had to approve this plan within one year. The maximum number of shares that could be granted under this plan is 15,000,000 shares of common stock and 5,000,000 shares of preferred stock. The series, rights and preferences of the preferred stock were to be determined by our Board of Directors. This plan also included any stock available for future stock rights under our 1995 stock option plan. On January 3, 2000 the Board of Directors decided to replace this equity incentive plan and adopted our 2000 Non-Statutory Stock Option Plan so as to provide a critical long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company. On May 10, 2000 our shareholders approved the 2000 Non-Statutory Stock Option Plan, which was replaced with our 2002 Incentive and Non-Statutory Stock Option Plan approved by our shareholders on March 13, 2002. Our Board of Directors has direct responsibility for the administration of the plan. The Board of Directors believes that our policy of granting stock options to such persons will continue to provide us with a critical advantage in attracting and retaining qualified candidates. In addition, the Stock Option Plan is intended to provide us with maximum flexibility to compensate plan participants. It is expected that such flexibility will be an integral part of our policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value. The Board of Directors believes that important advantages to us are gained by an option program such as the 2002 Incentive and Non-Statutory Stock Option Plan which includes incentives for motivating our employees, while at the same time promoting a closer identity of interest between our employees, non-employee directors, consultants, attorneys and advisors on the one hand, and the stockholders on the other.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

The following table shows the beneficial ownership of our common stock as of September 9, 2002 regarding:

     o each person that we know of who beneficially owns more than 5% of the outstanding shares of our common stock,
     o    each current director and executive officer, and
     o    all executive officers and directors as a group.

Name and Address           Number of Shares Owned      % of Outstanding
of Beneficial Owner        Beneficially (1)(2)         Shares of Common Stock
-------------------        ----------------------      ----------------------
Linda B. Grable                   18,907,274(3)                13.9%
6531 NW 18th Court
Plantation, FL 33313

Allan L. Schwartz                 6,159,127(4)                  4.5%
6531 NW 18th Court
Plantation, FL 33313

Edward Horton                       169,167(5)                  0.1%
6531 NW 18th Court
Plantation, FL 33313

David E. Danovitch                  125,000(6)                  0.1%

Phil E. Pearce                      125,000(6)                  0.1%

Stanley A. Hirschman                125,000(6)                  0.1%

All officers and directors        25,610,568(7)                18.9%
as a group (7 persons)

(1) Except as indicated in the footnotes to this table, based on information provided by such persons, the persons named in the table above have sole voting power and investment power with respect to all shares of common stock shown beneficially owned by them.
(2) Percentage of ownership is based on 135,761,762 shares of common stock outstanding as of September 9, 2002 plus each person's options that are exercisable within 60 days. Shares of common stock subject to stock options that are exercisable within 60 days as of September 9, 2002 are deemed outstanding for computing the percentage of that person and the group.
(3) Includes 1,500,000 shares subject to options and 12,758,507 shares owned by the estate of Richard Grable, of which Linda Grable is the sole heir and as to which she has sole voting control.
(4) Includes 1,500,000 shares subject to options and 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.
(5)  Includes 166,667 shares subject to options.
(6) The 125,000 shares listed for David E. Danovitch, Phil E. Pearce and Stanley A. Hirschman represent shares subject to options.
(7) Includes 3,166,667 shares subject to options held by Linda Grable, Allan Schwartz and Edward Horton. Also includes 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.

Dividend Policy
To date, we have not declared or paid any dividends with respect to our common stock, and the current policy of the Board of Directors is to retain any earnings to provide for our growth. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

Richard Grable and Linda Grable were husband and wife. Each of them was, and Linda Grable continues to be, a "control person" as a result of her control of a substantial portion of our outstanding stock.

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

In May 2002, Charlton loaned us $350,000 in order to partially cover our short-term working capital needs. This loan is evidenced by a promissory note dated May 29, 2002, due August 1, 2002, and bearing interest at a rate of 2% per month. The loan is secured by a pledge of 1,000,000 shares of our common stock, 500,000 each by our Chief Executive Officer, Linda B. Grable, and by our Executive Vie President and Chief Financial Officer, Allan L. Schwartz, and is personally guaranteed by Ms. Grable and Mr. Schwartz. As of the date of this report we have repaid $75,000 of principal to Charlton.

In May 2002, Linda B. Grable loaned us an aggregate of $10,000. On June 12, 2002 we paid back the loans in full with cash.

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

10.17 Form of Debenture Subscription Documents. Incorporated by reference to our Amendment number 1 to Registration on Form S-2, File Number 333-60405.
10.18 Form of Mortgage. Incorporated by reference to our Amendment number 1 to Registration on Form S-2, File Number 333-60405.
10.20   1999 Equity Incentive Plan
10.27 Consulting Agreement by and between IDSI and Anthony Giambrone, dated January 26, 2000. Incorporated by reference to our Post-Effective Amendment No. 4 to Registration on Form S-2, File Number 333-60405.
10.28 Employment Agreement(s) for Richard J. Grable, Allan L. Schwartz and Linda B. Grable signed August 30, 1999. Incorporated by reference to our Post-Effective Amendment No. 4 to Registration on Form S-2, File Number 333-60405.
10.29 2000 Non-Statutory Stock Option Plan Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.31 Securities Purchase Agreement for Series K between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.32 Registration Rights Agreement for Series K between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.33 Private Equity Credit Agreement between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.34 Registration Rights Agreement for Private Equity Agreement for $25 Million between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.35 Convertible Promissory Note between IDSI and Aspen International Ltd. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.36 Promissory Note from IDSI to Charlton Avenue LLC. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.38 Securities Purchase Agreement between IDSI and Charlton Avenue LLC. Incorporated by reference to our Form 10-QSB for the quarter ending September 30, 2000 filed on November 13, 2000.
10.39 Amended Private Equity Credit Agreement dated as of November 30, 2000 between IDSI and Charlton Avenue LLC, which replaces and supersedes
        Exhibit 10.33. Incorporated by reference to our Amendment No. 2 to Registration on Form S-2, File Number 333-46546.
10.40 Stipulation for Settlement and Dismissal with Prejudice dated January 17, 2001 between IDSI and the beneficial owners of the Cycle of Life promissory note. Incorporated by reference to our Registration on Form S-2, File Number 333-55766, filed on February 16, 2001.
10.41   Distribution Agreement between IDSI and Medical Imaging Systems, Inc.
10.42   Distribution Agreement between IDSI and Medical Imaging Services, Ltd.
10.43 Employment Agreement with John d'Auguste, President. Incorporated by reference to our Form 10-QSB for the quarter ending September 30, 2001, filed on November 13, 2001.
10.44 Employment Agreement with Ed Horton, Chief Operating Officer. Incorporated by reference to our Form 10-QSB for the quarter ending September 30, 2001, filed on November 13, 2001.
10.45 Employment agreement with Linda B. Grable, Chief Executive Officer. Incorporated by reference to our Form 10-QSB for the quarter ending September 30, 2001, filed on November 13, 2001.
10.46 2002 Incentive and Non-Statutory Stock Option Plan. Incorporated by reference to our Schedule 14A proxy statement filed on February 7, 2002.
10.47 Amendment dated as of November 15, 2001, to Amended Private Equity Credit Agreement, dated as of November 30, 2000 between IDSI and Charlton Avenue LLC. The Amended Private Equity Credit Agreement is incorporated by reference to our Amendment No. 2 to registration on Form S-2, File Number 333-46546, and the Amendment to the Amended Private Equity Agreement is incorporated by reference to our Form 10-QSB for the quarter ending March 31, 2002, filed on May 15, 2002.
10.48 Private Equity Agreement between IDSI and Charlton Avenue, LLC dated as of May 15, 2002. Incorporated by reference to our Form 10-QSB for the quarter ending March 31, 2002, filed on May 15, 2002.

10.49 Registration Rights Agreement between IDSI and Charlton Avenue, LLC dated as of May 15, 2002. Incorporated by reference to our Form 10-QSB for the quarter ending March 31, 2002, filed on May 15, 2002.
10.50 $350,000 Promissory Note dated May 21, 2002, from IDSI to Charlton Avenue, LLC. Incorporated by reference to our Amendment No. 1 to our Registration on Form S-2, File Number 333-88604 filed on June 28, 2002.
10.51 $750,000 Balloon Promissory Note and Mortgage from IDSI to Peter Wolofsky, incorporated by reference to our Form 8-K filed on June 25, 2002.
10.52 Private Equity Agreement between IDSI and Charlton Avenue LLC dated as of May 15, 2002, with exhibits. Incorporated by reference to our Amendment No. 1 to our Registration on Form S-2, File Number 333-88604 filed on June 28, 2002.
10.53 Amendment dated as of July 18, 2002, to Private Equity Agreement dated as of May 15, 2002 between IDSI and Charlton Avenue LLC. Incorporated by reference to our Amendment No. 2 to our Registration on Form S-2, File Number 333-88604 filed on July 18, 2002.
10.54   Letter of Intent between IDSI and Sanotech Group Srl. dated January 8,
        2002.
10.55 Distributorship Agreement between IDSI and JAMCO Medical Inc. dated March 22, 2002.


 (b)     Reports on Form 8-k

     On June 25, 2002, we filed a report on Form 8-K reporting an event dated June 11, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Imaging Diagnostic Systems, Inc. has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized,


                      IMAGING DIAGNOSTIC SYSTEMS, INC.


                             By:   /s/Linda B. Grable
                                   ------------------
                                   Linda B. Grable, Chairman of the Board and
                                   Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.


Signatures                     Title                                     Date
----------                     -----                                     ----
/s/Linda B. Grable             Chairman of the Board and Chief           September 10, 2002
------------------
Linda B. Grable                Executive Officer


/s/Allan L. Schwartz           Director, Executive Vice-President        September 10, 2002
--------------------
Allan L. Schwartz              (Principal Accounting and Financial
                               Officer)


/s/ David E. Danovitch         Director                                  September 10, 2002
----------------------
David E. Danovitch


/s/Phil E. Pearce              Director                                  September 10, 2002
-----------------
Phil E. Pearce


/s/ Stanley A. Hirschman       Director                                  September 10, 2002
------------------------
Stanley A. Hirschman