Form 10QSB
period 2002-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2002-10-25
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2002

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

      The number of shares outstanding of each of the issuer's classes of equity as of September 30, 2002: 136,911,774 shares of common stock, no par value. As of September 30, 2002, the issuer had no shares of preferred stock outstanding.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)


                         Part I - Financial Information

Item 1. Financial Statements
                                                                       Page

Condensed Balance Sheet -
      September 30, 2002 and June 30, 2002                               3

Condensed Statement of Operations -
      Three months ended
      September 30, 2002 and 2001, and December 10,
      1993(date of inception) to September 30, 2002                      4

Condensed Statement of Cash Flows -
      Three months ended September 30, 2002 and 2001,
      and December 10, 1993(date of inception)
      to September 30, 2001                                              5

Notes to Condensed Financial Statements                                  6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Results                                          7

                           Part II - Other Information

Item 1.    Legal Proceedings                                            11

Item 2.    Changes in Securities                                        11

Item 3.    Defaults Upon Senior Securities                              11

Item 4.    Submission of Matters to a Vote of
           Security Holders                                             12

Item 5.    Other Information                                            12

Item 6.    Exhibits and Reports on Form 8-K                             17

Signature                                                               18

Certifications                                                          19

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                             Condensed Balance Sheet

                                     Assets

                                            Sept. 30, 2002     Jun. 30, 2002
                                             ------------       ------------
Current Assets                                  Unaudited                  *
              Cash                           $    131,548       $    194,894
              Inventory                         2,945,617          2,926,176
              Prepaid expenses                    109,747             56,708
              Other current assets                  1,005              1,470
                                             ------------       ------------

              Total Current Assets              3,187,917          3,179,248
                                             ------------       ------------

Property and Equipment, net                     2,232,885          2,292,177
Other Assets                                      866,052            874,596
                                             ------------       ------------

                                             $  6,286,854       $  6,346,021
                                             ============       ============

                                Liabilities and Stockholders' Equity
Current Liabilities
              Accounts Payable and
                Accrued Expenses             $  1,231,824       $  1,237,559
              Short term debt                   1,184,860          1,453,717
              Other current liabilities         1,192,736          1,192,736
                                             ------------       ------------

              Total Current Liabilities         3,609,420          3,884,012
                                             ------------       ------------


Stockholders Equity:
              Common Stock                     63,268,127         61,659,936
              Additional paid-in capital        1,597,780          1,597,780
              Deficit accumulated during
                development stage             (62,070,873)       (60,663,798)
                                             ------------       ------------
                                                2,795,034          2,593,918

Less: deferred compensation                      (117,600)          (117,600)
         subscriptions receivable                    --              (14,309)
                                             ------------       ------------

              Total stockholders' equity        2,677,434          2,462,009
                                             ------------       ------------

                                             $  6,286,854       $  6,346,021
                                             ============       ============


* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          A Developmental Stage Company
                                   (Unaudited)
                        Condensed Statement of Operations


                                                3 Months Ended               Since Inception
                                                 September 30,                (12/10/93) to
                                             2002            2001             Sept. 30, 2002
                                         --------------  --------------      -----------------
Compensation and related benefits:
  Administrative and engineering             $ 436,987       $ 434,887            $15,785,580
  Research and development                     279,385         278,043              6,643,161
Research and development expenses                  186             897              2,995,785
Certification Expenses                          28,186               -                 73,921
Advertising and promotion expenses               4,700             568              1,174,620
Selling, general and administrative            130,920         109,512              2,758,417
Clinical expenses                               31,747          30,664                665,938
Consulting expenses                              2,100         104,818              3,882,193
Insurance costs                                 85,624          66,162              1,290,108
Inventory valuation adjustments                      -               -              1,738,047
Inventory restocking costs                           -               -                377,006
Professional fees                               80,812          70,418              2,691,858
Sales and property taxes                            75             553                454,528
Stockholder expenses                                 -               -                518,253
Trade show expenses                              5,028          43,663              1,146,338
Travel and subsistence costs                    51,254          72,730              1,828,041
Rent expense                                     2,253           4,206                318,593
Interest expense                               206,203         197,480              3,921,710
Loan placement expenses and fees                     -               -                671,494
Depreciation and amortization                   61,718          77,858              1,879,243
Amortization of deferred compensation                -               -              4,064,250
Liquidated damages costs                             -               -                140,000
Settlement Expenses                                  -               -                176,750
Death Benefit Expenses                               -               -                286,225
Interest income                                   (103)           (535)              (258,946)
                                                  -----           -----              ---------

                                              1,407,075       1,491,924             55,223,113
                                             ----------      ----------             ----------

Net Loss                                     (1,407,075)     (1,491,924)           (55,223,113)

Dividends on cumulative Pfd. stock:
From discount at issuance                           -               -              (5,402,713)
Earned                                              -               -              (1,445,047)
                                           ------------      -----------           -----------


Net loss applicable to
     common shareholders                   $ (1,407,075)     $ (1,491,924)        $ (62,070,873)
                                           =============     =============        ==============

Net Loss per common share:
Basic:
Net loss per common share                   $ (0.01)        $ (0.01)               $ (1.12)
                                            =========        ===========            =======

Weighted avg. no. of common shares        133,465,114        120,245,622          55,426,238
                                          ============        ============        ==========

Diluted:
Net loss per common share                   $ (0.01)        $ (0.01)               $ (1.12)
                                            =========        ===========            =======

Weighted avg. no. of common shares        133,465,114       120,245,622           55,426,238
                                          ============      ============          ==========



The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                        Condensed Statement of Cash Flows

                                                            Three Months             Since Inception
                                                         Ended September 30,         (12/10/93) to
                                                       2002               2001       Sept. 30, 2002
                                                 -----------------  --------------   ------------------
Cash provided by (used for) Operations:
              Net loss                             $ (1,407,075)     $ (1,491,924)   $(55,223,113)
              Changes in assets and liabilities         (99,640)          119,734      21,359,191
                                                   ------------      ------------    ------------
              Net cash used by operations            (1,506,715)       (1,372,190)    (33,863,922)
                                                   ------------      ------------    ------------


Investments
      Capital expenditures                               (1,631)          (27,867)     (6,829,584)
                                                   ------------      ------------    ------------
      Cash used for investments                          (1,631)          (27,867)     (6,829,584)
                                                   ------------      ------------    ------------


Cash flows from financing activities:
      Repayment of capital lease obligation                --              (3,560)        (50,289)
      Other financing activities - NET                     --           6,988,339
      Proceeds from issuance of preferred stock            --                --        18,039,500
      Net proceeds from issuance of common stock      1,445,000         1,325,000      15,847,504
                                                   ------------      ------------    ------------

      Net cash provided by financing activities       1,445,000         1,321,440      40,825,054
                                                   ------------      ------------    ------------

Net increase (decrease) in cash                         (63,346)          (78,617)        131,548

Cash, beginning of period                               194,894           207,266            --
                                                   ------------      ------------    ------------

Cash, end of period                                $    131,548      $    128,649    $    131,548
                                                   ============      ============    ============



The accompanying notes are an intergral part of these condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -    BASIS OF PRESENTATION

The financial information included has been condensed from financial statements prepared as of September 30, 2002. The results of operations for the three-month period ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3-INVENTORY

Inventory consists primarily of raw materials and work in process and amounted to $2,945,617 as of September 30, 2002, compared to $2,926,176 as of June 30, 2002.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE RISKS AND UNCERTAINTIES SET FORTH UNDER THE CAPTION "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS", IN OUR FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2002.

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

We have incurred net losses applicable to common shareholders since inception through September 30, 2002 of approximately $62,070,873 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next 9 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(R), and the costs associated with the ongoing clinical trials and product development activities. There can be no assurances that the CTLM(R) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(R) to allow us to operate profitably.

RESULTS OF OPERATIONS

General and administrative expenses in the aggregate during the three months ended September 30, 2002 were $628,902 representing a decrease of $71,872 or 10% from $700,774 when compared to the corresponding period in 2001. General and administrative expenses in the aggregate are derived from deducting compensation and related benefits, research and development expenses, depreciation and amortization and adding interest income to the net loss as presented on the Statement of Operations.

Compensation and related benefits during the three months ended September 30, 2002, were $716,372 representing an increase of $3,442 or .04% from $712,930 for the corresponding period for 2001. The small increase was primarily due to fluctuations in salaries associated with the replacement of employees.

Selling, general and administrative expenses during the three months ended September 30, 2002, were $130,920 representing an increase of $21,408 or 20% from $109,512 for the corresponding period for 2001. The increase is due to increased costs in certain general and administrative expenses.

Clinical expenses during the three months ended September 30, 2002, were $31,747 representing an increase of $1,083 or 4% from $30,664 for the corresponding period for 2001. The increase is due primarily to the costs associated with the operation of our clinical sites.

Consulting expenses during the three months ended September 30, 2002, were $2,100 representing a decrease of $102,718 or 98% from $104,818 for the corresponding period for 2001. The decrease is due primarily to the reduced use of outside consultants.

Insurance costs during the three months ended September 30, 2002, were $85,624 representing an increase of $19,462 or 29% from $66,162 for the corresponding period for 2001. The increase is due primarily to payments for premiums for Health Insurance, Workers' Compensation, Professional and Product Liability and Property and Casualty Insurance, which have increased upon renewal.

Professional expenses during the three months ended September 30, 2002, were $80,812 representing an increase of $10,394 or 15% from $70,418 for the corresponding period for 2001. The increase is due primarily to the use of outside FDA PMA consultants needed to seek FDA Pre-Market approval ("PMA") of the CTLM(R) system.

Travel and subsistence costs during the three months ended September 30, 2002, were $51,254 representing a decrease of $21,476 or 29% from $72,730 for the corresponding period for 2001. The decrease is primarily due to reduced travel and housing expenses for our clinical application specialists at our various clinical sites.

Interest expense during the three months ended September 30, 2002, was $206,203 representing an increase of $8,723 or 4% from $197,480 for the corresponding period for 2001. The increase is due primarily to the recording of the 9% discount on our equity credit line as interest, interest associated with our mortgage, and interest payable on our promissory note with Charlton Avenue, LLC ("Charlton"). See Item 5. Other Information - "Financing/Equity Line of Credit"

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $131,548 as of September 30, 2002. This is a decrease of $63,346 from $194,894 as of June 30, 2002. During the quarter ending September 30, 2002, we received $1,445,000, after partial repayment of a promissory note, from the sale of common stock through our private equity agreement with Charlton. See "Financing/Equity Line of Credit"

We do not expect to generate a positive internal cash flow for at least the next 9 months due to ongoing product development expenses, the costs associated with the clinical trials and regulatory submissions and the expected costs of commercializing our initial product, the CTLM(R) device.

Property and Equipment was valued at $2,232,885 net as of September 30, 2002. The overall decrease of $59,292 from June 30, 2002 is due primarily to depreciation recorded for the first quarter ended September 30, 2002.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties. Net cash used for operating and product development expenses during the first quarter ending September 30, 2002, was $1,506,715 primarily due to our purchase of additional materials to continue to manufacture CTLM(R) systems for use in product demonstration and clinical testing activities and to be available in the event that we receive orders from our distributors in certain countries where permitted by law, compared to net cash used by operating activities and product development of the CTLM(R) device and related software development of $1,372,190 in the same quarter ending September 30, 2001. At September 30, 2002, we had working capital of $(421,503) compared to working capital of $508,233 at September 30, 2001, and $(704,764) at June 30, 2002.

During the first quarter ending September 30, 2002, we were able to raise a total of $1,445,000 less expenses through the sale of common stock to Charlton. We do not expect to generate an internal cash flow for at least the next 9 months due to the expected costs of commercializing our initial product, the CTLM(R) and for the expense of continuing our ongoing product development program. We will require additional funds for operating expenses, clinical testing, FDA regulatory processes, manufacturing and marketing programs and to continue our research and development program. Accordingly, we plan to continue to utilize the Charlton private equity line to raise the funds required prior to the end of fiscal year 2002 and into the first two quarters of the next fiscal year in order to continue operations. In the event that we are unable to utilize the private equity line, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering or by obtaining mortgage financing on our real property and improvements, which we believe has a fair market value of at least $2.7 million. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the first quarter ending September 30, 2002, were $1,631 as compared to approximately $27,867 for the first quarter ending September 30, 2001. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, computer software, laboratory equipment, and other fixed assets. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2003, will be approximately $75,000.

There were no other changes in our existing debt agreements other than extensions and we had no outstanding bank loans as of September 30, 2002. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We will need substantial additional funds for our ongoing research and development programs, clinical testing, operating expenses, regulatory processes, and manufacturing and marketing programs. Our future capital requirements will depend on many factors, including the following:

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

We do not expect to generate an internal cash flow for at least the next 9 months due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(R) device. We do not have sufficient cash to fund our operations until the end of the fiscal year ending June 30, 2003, requiring us to secure additional funding through the sale of common stock through our private equity line, or from other outside sources.

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

We are currently being funded by Charlton through our private equity line. There can be no assurance that this financing will continue to be available on acceptable terms. We plan to continue our policy of investing excess funds, if any, in a daily cash management account at Wachovia Bank, N.A. formerly known as First Union National Bank.

PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 1, 2000, we filed a civil lawsuit against DOE 1 a/k/a DEIGHTON and DOE 2 a/k/a docpatel in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. CACE 00-006881 (04) for defamation and tortious interference with our contracts and business relationships.

The civil lawsuit filed against Doe 1 a/k/a DEIGHTON is still pending and seeks permanent relief which would restrain Doe 1 and his/her agents, etc. from making any statement or engaging in any conduct to intentionally interfere with any contractual/business relationship by and between IDSI, Richard Grable and Linda Grable and our customers, shareholders and/or investors, and for damages, attorney fees, costs and interest in excess of $15,000. A Summons and Verified Complaint was served on the Doe 1 and a Response was filed by Diane M. Strait, a former employee of the company. The defendant, Ms. Strait has admitted to being the author, with her husband, Robert Leonard of over 1,000 postings on the Raging Bull message boards regarding us. Our motion for a temporary injunction was denied on November 3, 2000. We are currently conducting discovery in this case and intend to seek a permanent injunction to prevent the dissemination of materially false information. On December 18, 2000, we served an amended complaint, which added Mr. Leonard as a defendant in the lawsuit. Diane Strait filed a counterclaim for defamation against us. We filed a motion to dismiss this counterclaim for failure to state cause of action. Our motion to dismiss was granted and the defendants were given leave to amend their counterclaim. Defendant, Diane Strait, filed a second amended counterclaim in January 2002. We filed a motion to dismiss Ms. Strait's second amended counterclaim, which was granted on April 2, 2002, with leave to file a third amended counterclaim within 30 days. Ms. Strait filed a third amended counterclaim on May 1, 2002, for defamation, abuse of privilege, negligence, negligent supervision and negligent retention. We are in the process of responding to this counterclaim. We intend to vigorously prosecute our action for defamation and intentional interference with contractual/business relationships and defend the third amended counterclaim.

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

See Item 5. "Other Information" - FINANCING/EQUITY LINE OF CREDIT.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                None.

ITEM 5.    OTHER INFORMATION

                               Recent Developments

In July 2002 our CTLM(R) was featured on the nationally syndicated television program, "Discoveries & Breakthroughs Inside Science(TM)". The segment began airing on July 1, 2002 and aired on television stations across the country throughout the month of July.

In August 2002 Dr. Eric Milne, our Chief Radiologist, was one of four former Chairmen of University of California, Irvine honored by a dedication ceremony with the unveiling of his portrait at the grand opening of the new radiology teaching laboratory at the University of California, Irvine Medical Center.

In August 2002 the CTLM(R) was featured on the www.ScientificAmerican.com website in an article entitled "New Light on Breast Cancer".

In August 2002 Dr. Eric Milne, Chief Radiologist and Dr. David Richter, Medical Director of IDSI attended and presented preliminary findings from the ongoing clinical studies of the CTLM(R) system at the 3rd annual European Society of Breast Imaging (EUSOBI) Conference in Stockholm, Sweden.

In September 2002 we placed our CTLM(R) system in the Humboldt University of Berlin, Charite Hospital. Charite is the largest university hospital in Europe, with 2,499 beds in 49 clinics, treating roughly 100,000 inpatients and 250,000 outpatients per year with the support from 26 theoretical institutes. The installation will serve as a demonstration site for marketing the CTLM(R) system within the European marketplace, and will be used to conduct studies to investigate additional applications and claims beyond that of the current PMA application. The clinical data from these studies will also be used in our CD-ROM atlas, which will provide a reference tool and further training for Physicians.

In September 2002 we were one of eighteen U.S. companies that presented at the U.S./Bahamian Medical Conference. The conference offered companies the opportunity to promote their products to members of public hospitals, the Ministry of Health, and private hospitals.

In September 2002 the CTLM(R) system was listed in the October issue of Prevention magazine as one of the developing new technologies for the early detection of breast cancer. The article discusses the latest advancements and promising new technologies, which are considered the best potential for future use as an adjunct to traditional mammograms.

In October 2002, Linda B. Grable, our CEO and Chairman of the Board personally engaged the services of iCapital Finance, Inc. of Irvine, California, an investment banking firm specializing in emerging growth companies, for the benefit of IDSI. As consideration for iCapital's services, Mrs. Grable transferred to iCapital 500,000 shares of her own IDSI stock.


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

We have completed the collection of the clinical data required for the PMA application. This data is now being analyzed, reviewed and interpreted by the independent readers. Our FDA PMA consultants are currently preparing, reviewing and finalizing the PMA application.

We are continuing to scan patients fitting the criteria of our IDE at the Instituto Nacional de Cancerologia (National Cancer Institute) in Mexico City, Mexico, the Women's Center for Radiology in Orlando, Florida, and The Don and Sybil Harrington Cancer Center in Amarillo, Texas. The additional studies obtained from these clinical sites will be used in our CD-ROM clinical atlas.

In September 2002 we completed our clinical studies at the University of Virginia Health System in Charlottesville, Virginia and removed the CTLM(R) system.

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

Since we did not yet have an effective registration statement covering shares to be sold pursuant to the New Private Equity Agreement, in May 2002, Charlton loaned us $350,000 in order to partially cover our short-term working capital needs. This loan is evidenced by a promissory note dated May 29, 2002, due August 1, 2002, and bearing interest at a rate of 2% per month. The loan is secured by a pledge of 1,000,000 shares of our common stock, 500,000 each by our Chief Executive Officer, Linda Grable, and by our Executive Vice President and Chief Financial Officer, Allan Schwartz, and is personally guaranteed by Ms. Grable and Mr. Schwartz. Charlton has orally agreed to extend the due date of the note. We are repaying the Charlton loan with proceeds of puts under the New Private Equity Agreement. As of the date of this report we have repaid $300,000 principal of this note.

On May 17, 2002 we filed a registration statement on Form S-2 to register 10,000,000 shares underlying the New Private Equity Agreement, which was declared effective by the SEC on July 24, 2002. We intend to make sales under the New Private Equity Agreement from time to time in order to raise working capital on an "as needed" basis. Based on our current assessment of our financing needs, we intend to draw only the $2,500,000 minimum under the New Private Equity Agreement; however, if those needs change we may draw up to the $25,000,000 maximum. As of the date of this report under the New Private Equity Agreement we have drawn down $1,645,000 in gross proceeds and issued 7,069,725 shares of common stock.

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

As of the date of this report, since January 2001, we have drawn an aggregate of $10,080,000 in gross proceeds from our equity credit lines with Charlton and have issued 22,085,204 shares as a result of those draws.

Mortgage

In June 2002, we obtained a $750,000 mortgage loan on our headquarters facility from a private investor. We paid a 5% commitment fee ($37,500) and a 2% placement fee ($15,000) in connection with the mortgage loan. The mortgage loan bears interest at 12% per year, requires monthly payments of principal, interest and real estate taxes in the amount of $11,901, and is due June 11, 2003. We intend to pay back the mortgage loan with proceeds of puts under our New Private Equity Agreement. See "Financing/Equity Line of Credit"

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

10.56 Financial Services Consulting Agreement between Linda B. Grable and iCapital Finance, Inc. dated September 19, 2002.

99.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2   Certification by Chief Financial Officer Pursuant to
       18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


 (b) Reports on Form 8-K

           NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.



Dated: October 25, 2002               Imaging Diagnostic Systems, Inc.

                                      By:      /s/ Linda B. Grable
                                               --------------------
                                               Linda B. Grable,
                                               Chairman of the Board and
                                               Chief Executive Officer



Dated: October 25, 2002               By:      /s/ Allan L. Schwartz
                                               ---------------------
                                               Allan L. Schwartz,
                                               Executive Vice-President and
                                               Chief Financial Officer
                                               (PRINCIPAL ACCOUNTING OFFICER)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Linda B. Grable, Chief Executive Officer of Imaging Diagnostic Systems, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Imaging Diagnostic Systems, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of Imaging Diagnostic Systems, Inc. as of, and for, the periods presented in this quarterly report.

Date:  October 25, 2002


                                    /s/  Linda B. Grable
                                    Linda B. Grable
                                    Chief Executive Officer


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Allan L. Schwartz, Chief Financial Officer of Imaging Diagnostic Systems, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Imaging Diagnostic Systems, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of Imaging Diagnostic Systems, Inc. as of, and for, the periods presented in this quarterly report.

Date:  October 25, 2002


                                    /s/  Allan L. Schwartz
                                    Allan L. Schwartz
                                    Executive Vice President and
                                    Chief Financial Officer