Form 10QSB
period 2002-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2003-02-13
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2002

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

      The number of shares outstanding of each of the issuer's classes of equity as of December 31, 2002: 145,603,609 shares of common stock, no par value. As of December 31, 2002, the issuer had no shares of preferred stock outstanding.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)


                         Part I - Financial Information

Item 1. Financial Statements
                                                                       Page

Condensed Balance Sheet -
      December 31, 2002 and June 30, 2002                                3

Condensed Statement of Operations -
      Six months and three months ended December
      31, 2002 and 2001, and December 10,
      1993 (date of inception) to December 31, 2002                      4

Condensed Statement of Cash Flows -
      Six months ended December 31, 2002 and 2001,
      and December 10, 1993 (date of inception)
      to December 31, 2002                                               5

Notes to Condensed Financial Statements                                  6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Results                                          7

                           Part II - Other Information

Item 1.    Legal Proceedings                                            11

Item 2.    Changes in Securities                                        11

Item 3.    Defaults Upon Senior Securities                              11

Item 4.    Submission of Matters to a Vote of
           Security Holders                                             12

Item 5.    Other Information                                            12

Item 6.    Exhibits and Reports on Form 8-K                             19

Certifications                                                          20

Signature                                                               22

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                             Condensed Balance Sheet

                                     Assets

                                               Dec. 31, 2002     Jun. 30, 2002
                                               ------------      -------------
Current Assets                                    Unaudited             *
              Cash                             $     69,810       $    194,894
              Inventory                           2,961,813          2,926,176
              Prepaid expenses                       59,507             56,708
              Other current assets                    2,205              1,470
                                               ------------       ------------

              Total Current Assets                3,093,335          3,179,248
                                               ------------       ------------

Property and Equipment, net                       2,179,760          2,292,177
Other Assets                                        857,508            874,596
                                               ------------       ------------

                                               $  6,130,603       $  6,346,021
                                               ============       ============

                                Liabilities and Stockholders' Equity
Current Liabilities
              Accounts Payable and
                Accrued Expenses               $  1,259,755       $  1,237,559
              Short term debt                     1,136,172          1,453,717
              Other current liabilities           1,192,736          1,192,736
                                               ------------       ------------

              Total Current Liabilities           3,588,663          3,884,012
                                               ------------       ------------


Stockholders Equity:
              Common Stock                       64,771,321         61,659,936
              Additional paid-in capital          1,597,780          1,597,780
              Deficit accumulated during
                development stage               (63,666,661)       (60,663,798)
                                               ------------       ------------
                                                  2,702,440          2,593,918

Less: deferred compensation                        (160,500)          (117,600)
         subscriptions receivable                      --              (14,309)
                                               ------------       ------------

              Total stockholders' equity          2,541,940          2,462,009
                                               ------------       ------------

                                               $  6,130,603       $  6,346,021
                                               ============       ============


* Condensed from audited financial statements.

              The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                                   (Unaudited)
                        Condensed Statement of Operations

                                                 Six Months Ended                Three Months Ended         Since Inception
                                                   December 31,                      December 31,           (12/10/93) to
                                              2002            2001              2002             2001       Dec. 31, 2002
                                          -----------     ------------      ------------     ------------   -------------
Compensation and related benefits:
  Administrative and engineering          $   871,493      $   886,095      $   434,506      $   451,208    $  16,220,086
  Research and development                    557,184          566,520          277,799          288,477        6,920,960
Research and development expenses                 261            1,074               75              177        2,995,860
Certification expenses                         33,093             --              4,907             --             78,828
Advertising and promotion expenses             30,537           40,200           25,837           39,632        1,200,457
Selling, general and administrative           247,798          338,871          116,876          229,359        2,875,295
Clinical expenses                              51,169           42,134           19,422           11,470          685,360
Consulting expenses                            20,700          355,488           18,600          250,670        3,900,793
Insurance costs                               187,701          151,775          102,077           85,613        1,392,185
Inventory valuation adjustments                  --               --               --               --          1,738,047
Inventory restocking costs                       --               --               --               --            377,006
Professional fees                             177,700          236,918           96,888          166,500        2,788,746
Sales and property taxes                       10,795            1,708           10,720            1,155          465,248
Stockholder expenses                           87,602           49,747           87,602           49,747          605,855
Trade show expenses                           113,346          137,595          108,318           93,932        1,254,656
Travel and subsistence costs                  110,438          203,107           59,185          130,377        1,887,225
Rent expense                                    4,616            6,501            2,363            2,295          320,956
Interest expense                              375,117          356,693          168,915          159,213        4,090,624
Loan placement expenses and fees                 --               --               --               --            671,494
Depreciation and amortization                 123,436          155,716           61,718           77,858        1,940,961
Amortization of deferred compensation            --               --               --               --          4,064,250
Liquidated damages costs                         --               --               --               --            140,000
Settlement expenses                              --               --            176,750
Death Benefit expenses                           --               --            286,225
Interest income                                  (123)            (716)             (20)            (181)        (258,966)
                                        -------------    -------------    -------------    -------------    -------------

                                            3,002,863        3,529,426        1,595,788        2,037,502       56,818,901
                                        -------------    -------------    -------------    -------------    -------------

Net Loss                                $  (3,002,863)   $  (3,529,426)   $  (1,595,788)   $  (2,037,502)   $ (56,818,901)

Dividends on cumulative Pfd. stock:
From discount at issuance                        --               --               --               --         (5,402,713)
Earned                                           --               --               --               --         (1,445,047)
                                        -------------    -------------    -------------    -------------    -------------

Net loss applicable to
     common shareholders                $  (3,002,863)   $  (3,529,426)   $  (1,595,788)   $  (2,037,502)   $ (63,666,661)
                                        -------------    -------------    -------------    -------------    -------------


Net Loss per common share:
Basic:
Net loss per common share               $       (0.02)   $       (0.03)   $       (0.01)   $       (0.02)   $       (1.10)
                                        =============    =============    =============    =============    =============

Weighted avg. no. of common shares        137,305,335      122,047,788      141,145,596      122,620,087       57,808,006
                                        =============    =============    =============    =============    =============

Diluted:
Net loss per common share               $       (0.02)   $       (0.03)   $       (0.01)   $       (0.02)   $       (1.10)
                                        =============    =============    =============    =============    =============

Weighted avg. no. of common shares        137,305,335      122,047,788      141,145,596      122,620,087       57,808,006
                                        =============    =============    =============    =============    =============


              The accompanying notes are an intergral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                        Condensed Statement of Cash Flows


                                                              Six Months               Since Inception
                                                           Ended December 31,          (12/10/93) to
                                                        2002               2001        Dec. 31, 2002
                                                  --------------     --------------    --------------
Cash provided by (used for) Operations:
              Net loss                             $ (3,002,863)      $ (3,529,426)    $(56,818,901)
              Changes in assets and liabilities         116,577            473,627       21,575,408
                                                   ------------       ------------     ------------
              Net cash used by operations            (2,886,286)        (3,055,799)     (35,243,493)
                                                   ------------       ------------     ------------


Investments
      Capital expenditures                               (3,798)           (56,398)      (6,831,751)
                                                   ------------       ------------     ------------
      Cash used for investments                          (3,798)           (56,398)      (6,831,751)
                                                   ------------       ------------     ------------


Cash flows from financing activities:
      Repayment of capital lease obligation                --                 (496)         (50,289)
      Other financing activities - NET                     --                 --          6,988,339
      Proceeds from issuance of preferred stock            --                 --         18,039,500
      Net proceeds from issuance of common stock      2,765,000          3,061,332       17,167,504
                                                   ------------       ------------     ------------

      Net cash provided by financing activities       2,765,000          3,060,836       42,145,054
                                                   ------------       ------------     ------------

Net increase (decrease) in cash                        (125,084)           (51,361)          69,810

Cash, beginning of period                               194,894            207,266             --
                                                   ------------       ------------     ------------

Cash, end of period                                $     69,810       $    155,905     $     69,810
                                                   ============       ============     ============



                The accompanying notes are an intergral part of these condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -    BASIS OF PRESENTATION

The financial information included has been condensed from financial statements prepared as of December 31, 2002. The results of operations for the six-month period ended December 31, 2002, are not necessarily indicative of the results to be expected for the full year.

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

In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially impact our ability to continue as a going concern. In the event that we are unable to draw on our private equity line, alternative financing would be required to continue operations. Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for capital requirements to date. There is no assurance that, if and when FDA marketing clearance is obtained, the CTLM(R) will achieve market acceptance or that we will achieve a profitable level of operations.

NOTE 3-INVENTORY

Inventory consists primarily of raw materials and work-in-process and amounted to $2,961,813 as of December 31, 2002, compared to $2,926,176 as of June 30, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Imaging Diagnostic Systems, Inc. is a development stage company, which, since inception, has been engaged in research and development of its Computed Tomography Laser Mammography device (CTLM(R)). The CTLM(R) is a breast-imaging device for the detection of cancer which utilizes laser technology and proprietary computer algorithms to produce three dimensional cross section slice images of the breast. As of the date of this report we have had no revenue from our operations; however, we anticipate receiving revenue from our first sale of a CTLM(R) System made by our Canadian-based distributor, Medical Imaging Systems, Inc. (MIS) to the Ministry of Health in Dubai, United Arab Emirates. The sale was made in January 2003 at a special introductory price of $180,000, and payment will be made through an irrevocable letter of credit issued by the purchaser's bank after presentment of all documents to the bank as specified in the irrevocable letter of credit. We expect to receive payments in accordance with the terms and conditions of the irrevocable letter of credit in February and March 2003.

We have incurred net losses applicable to common shareholders since inception through December 31, 2002 of approximately $63,666,661 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next 10 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(R), and the costs associated with the ongoing clinical trials and product development activities. There can be no assurances that the CTLM(R) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(R) to allow us to operate profitably.

RESULTS OF OPERATIONS

General and administrative expenses in the aggregate during the three and six months ended December 31, 2002, were $821,710 and $1,450,612 respectively, representing decreases of $398,253 or 33% and $470,125 or 24%, respectively, when compared to the corresponding periods in 2001. General and administrative expenses in the aggregate are derived from deducting compensation and related benefits, research and development expenses, depreciation and amortization and adding interest income to the net loss as presented on the Statement of Operations.

Compensation and related benefits during the three and six months ended December 31, 2002, were $712,305 and $1,428,677 respectively, representing decreases of $27,380 or 4% and $23,938 or 2%, respectively, for the corresponding periods for 2001. The decreases were primarily due to having fewer employees than in the corresponding periods.

Selling, general and administrative expenses during the three and six months ended December 31, 2002, were $116,876 and $247,798 respectively, representing decreases of $112,483 or 49% and $91,073 or 27% respectively, for the corresponding periods for 2001. The decreases were due primarily to fewer administrative costs associated with our developmental growth and preparations for the manufacture of the CTLM(R) device.

Clinical expenses during the three and six months ended December 31, 2002, were $19,422 and $51,169 respectively, representing increases of $7,952 or 69% and $9,035 or 21% respectively, for the corresponding periods for 2001. The increases were due primarily to costs associated with analyzing the data from out clinical sites using independent readers.

Consulting expenses during the three and six months ended December 31, 2002, were $18,600 and $20,700 respectively, representing decreases of $232,070 or 93% and $334,788 or 94% respectively, for the corresponding periods for 2001. The decreases were due primarily to the reduced use of outside consultants.

Insurance costs during the three and six months ended December 31, 2002, were $102,077 and $187,701 respectively, representing increases of $16,464 or 19% and $35,926 or 24% respectively, for the corresponding periods for 2001. The increases were due primarily to higher premiums for Health, Workers' Comp., Professional and Product Liability and Property and Casualty Insurance.

Professional expenses during the three and six months ended December 31, 2002, were $96,888 and $177,700 respectively, representing decreases of $69,612 or 42% and $59,218 or 25% respectively, for the corresponding periods for 2001. The decreases in professional fees were a result of the decreased use of outside counsel for various legal matters.

Travel and subsistence costs during the three and six months ended December 31, 2002, were $59,185 and $110,438 respectively, representing decreases of $71,192 or 55% and $92,669 or 46% respectively, for the corresponding periods for 2001. The decreases were primarily due to decreased travel and housing expenses for our clinical application specialists at our clinical sites.

Interest expense during the three and six months ended December 31, 2002, was $168,915 and $375,117 respectively, representing increases of $9,702 or 6% and $18,424 or 5% respectively, for the corresponding periods for 2001. The increase is due primarily to the recording of the 9% discount on our equity credit line as interest and interest associated with our mortgage. See Item 5. Other Information - "Financing/Equity Line of Credit"

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $69,810 as of December 31, 2002. This is a decrease of $125,084 from $194,894 as of June 30, 2002. During the quarter ending December 31, 2002, we received $1,460,293 net, from the sale of common stock through our private equity agreement with Charlton. See - "Financing/Equity Line of Credit"

We do not expect to generate a positive internal cash flow for at least the next 10 months due to ongoing product development expenses, the costs associated with the clinical trials and regulatory submissions and the expected costs of commercializing our initial product, the CTLM(R) device.

Property and Equipment was valued at $2,179,760 net as of December 31, 2002. The overall decrease of $112,417 from June 30, 2002 is due primarily to depreciation recorded for the first and second quarters.

LIQUIDITY AND CAPITAL RESOURCES

We are currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity requirements, principally by obtaining additional debt and/or equity financing. We have yet to generate a positive internal cash flow and do not expect to do so for at least the next 10 months. Until revenues from the sale of our product begin, we are totally dependent upon debt and equity funding from third parties. In the near future, we expect to incur substantial capital expenditures, working capital requirements and operating losses, including the significant costs of commercializing the CTLM(R) device. In the event that we are unable to utilize our private equity line or to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially adversely impact our ability to continue as a going concern.

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties. Net cash used for operating and product development expenses during the second quarter ending December 31, 2002, was $1,316,225 primarily due to our purchase of additional materials to continue to manufacture CTLM(R) systems for use in product demonstration and clinical testing activities and to be available in the event that we receive orders from our distributors in certain countries where permitted by law, compared to net cash used by operating activities and product development of the CTLM(R) device and related software development of $1,683,609 in the quarter ending December 31, 2001. At December 31, 2002, we had working capital of $(495,328) compared to working capital of $489,123 at December 31, 2001, and $(704,764) at June 30, 2002.

During the second quarter ending December 31, 2002, we were able to raise a total of $1,320,000 less expenses through the sale of common stock to Charlton. We do not expect to generate a positive internal cash flow for at least the next 10 months due to the expected costs of commercializing our initial product, the CTLM(R) and for the expense of continuing our ongoing product development program. We will require additional funds for operating expenses, clinical testing, FDA regulatory processes, manufacturing and marketing programs and to continue our research and development program. Accordingly, we plan to continue to utilize the Charlton private equity line to raise the funds required prior to the end of fiscal year 2003 and into the first two quarters of the next fiscal year in order to continue operations. In the event that we are unable to utilize the private equity line, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering or by refinancing our mortgage on our real property and improvements, which we believe has a fair market value of at least $2.7 million; however, we have an existing $750,000 mortgage. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the second quarter ending December 31, 2002, were $2,167 as compared to approximately $28,531 for the second quarter ending December 30, 2001. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, computer software, laboratory equipment, and other fixed assets. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2003, will be approximately $35,000.

There were no other changes in our existing debt agreements other than extensions and we had no outstanding bank loans as of December 31, 2002. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We will need substantial additional funds for our ongoing research and development programs, clinical testing, operating expenses, regulatory processes, and manufacturing and marketing programs. Our future capital requirements will depend on many factors, including the following:

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

We do not expect to generate a positive internal cash flow for at least the next 10 months due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(R) device. We do not have sufficient cash to fund our operations until the end of the fiscal year ending June 30, 2003, requiring us to secure additional funding through the sale of common stock through our private equity line, or from other outside sources.

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

The civil lawsuit filed against Doe 1 a/k/a DEIGHTON is still pending and seeks permanent relief which would restrain Doe 1 and his/her agents, etc. from making any statement or engaging in any conduct to intentionally interfere with any contractual/business relationship by and between IDSI, Richard Grable and Linda Grable and our customers, shareholders and/or investors, and for damages, attorney fees, costs and interest in excess of $15,000. No material events have occurred in the quarter ending December 31, 2002.

We were served with a lawsuit filed in the United States District Court, Southern District of New York on March 14, 2001 by Ladenburg Thalmann & Co. Inc. for alleged breach of an investment-banking contract. We believe that this case has no merit as Ladenburg Thalmann & Co. terminated the contract and we believe that we complied with all of our obligations under the contract. We filed a motion to dismiss on May 25, 2001, which was granted in part and denied in part on December 10, 2001. We filed an answer to the Plaintiff's complaint on April 16, 2002 denying the material allegations of the complaint. Discovery proceedings have commenced in late 2002. We intend to vigorously defend this matter.

We were served with a lawsuit filed in the Commonwealth of Massachusetts, Norfolk, and Superior Court by Medical Technology Partners, Inc. for alleged breach of contract for damages of $26,609.99 and attorney's fees and expenses, on April 17, 2002. We have filed a motion to dismiss the complaint for lack of jurisdiction. We are disputing the amount of the invoices; therefore we intend to vigorously defend this matter. This case was settled on January 17, 2003, based upon our agreement to pay $22,000 to the plaintiff in four monthly installments of $5,500, with final payment due on April 1, 2003.


ITEM 2.    CHANGES IN SECURITIES.

See Item 5. "Other Information" - FINANCING/EQUITY LINE OF CREDIT.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

On December 17, 2002 we held an annual meeting of stockholders at our corporate offices at 6531 NW 18th Court, Plantation, Florida for the following purposes:

     1. To elect seven directors to serve a one-year term expiring at the Fiscal Year 2004 Annual Meeting of Stockholders or until his/her successor is duly elected and qualified;
     2. To consider and act upon a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, no par value, from 150,000,000 to 200,000,000;
     3. To ratify the Company's Board of Directors' appointment of Margolies, Fink and Wichrowski, CPA's as independent auditors for the Company for the fiscal year ending June 30, 2003.

For proposal no. 1, the stockholders elected two incumbent and four new directors with the voting as follows:
Linda B. Grable       FOR   132,031,334   AGAINST  155,363  ABSTAIN  1,002,777
Allan L. Schwartz     FOR   131,792,530   AGAINST  394,167  ABSTAIN  1,002,777
Scott R. Yablon       FOR   131,876,949   AGAINST  309,748  ABSTAIN  1,002,777
Sherman Lazrus        FOR   131,852,259   AGAINST  334,438  ABSTAIN  1,002,777
Rolv H. Heggenhougen  FOR   131,253,284   AGAINST  933,413  ABSTAIN  1,002,777
Thomas P. Salmon      FOR   132,126,947   AGAINST   59,750  ABSTAIN  1,002,777

For proposal no. 2, the stockholders voted to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, no par value, from 150,000,000 to 200,000,000 with the following
votes:               FOR  128,002,338     AGAINST 4,823,139   ABSTAIN 363,997

For proposal no. 3, the stockholders voted to ratify the Board of Directors' action of its appointment of Margolies, Fink and Wichrowski, CPA's as independent auditors for the Company for the fiscal year ending June 30, 2003 with the following votes:
                     FOR  131,976,199     AGAINST   574,810   ABSTAIN 638,465



ITEM 5.    OTHER INFORMATION

                               Recent Developments

In September 2002 we attended and presented preliminary findings from the ongoing clinical studies of the CT Laser Mammography (CTLM(R)) System at the third annual European Society of Breast Imaging (EUSOBI) Conference in Stockholm, Sweden. Dr. Eric Milne, our Chief Radiologist, and Dr. David Richter, our Medical Director, presented an abstract containing data collected in the studies and exhibited images depicting some of the preliminary findings of the CTLM(R) System.

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

In October 2002 Linda B. Grable, our CEO and Chairman of the Board personally engaged the services of iCapital Finance, Inc. of Irvine, California, an investment banking firm specializing in emerging growth companies, for the benefit of IDSI. As consideration for iCapital's services, Mrs. Grable transferred to iCapital 500,000 shares of her own IDSI stock.

In December 2002 we exhibited our CTLM(R) breast imaging system and our latest clinical images at the annual Radiological Society of North America (RSNA) in Chicago. At a press conference held at the RSNA, Dr. Eric Milne, Professor Emeritus of Radiology, University of California, Irvine, and our Chief Radiologist , presented clinical evidence from a preliminary study of 120 patients that the CTLM(R) System can distinguish benign from malignant lesions, markedly reducing the need for biopsies.

In January 2003 we announced that the Ministry of Health in Dubai, United Arab Emirates, purchased its first CT Laser Mammography (CTLM(R)) System. The sale was made by our Canadian-based distributor, Medical Imaging Systems, Inc. (MIS) who has an exclusive agreement with IDSI to sell CTLM(R) Systems in Canada and selective territories in the Middle East. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In January 2003 our Canadian distributor, Medical Imaging Systems, Inc. (MIS) exhibited at the 27th Arab Health Conference in Dubai, United Arab Emirates furthering their commitment to develop international sales of the CTLM(R) System.

In February 2003 we delivered and installed a CTLM(R) System in the Robert Roessle Clinic in Berlin as part of our collaboration agreement with Schering AG. The agreement was designed to evaluate the capability of optical mammography using fluorescent dyes developed by Schering AG and its effectiveness in detecting breast cancer. Our CTLM(R) System was selected by Schering AG because of its ability to detect fluorescent compounds. Utilizing dyes in this application may improve the ease and accuracy of detecting cancer as well as the ease and speed of interpretation.

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

Below is a table indicating the status of our FDA Modular Submission:

Module #     Description of Module Submission     Date Filed    Date Accepted
--------     --------------------------------     ----------    -------------
Module 1     General Information & Safety         9/27/2000     1/7/2002
Module 2     Software                             4/17/2001     6/12/2001
Module 3     Non-Pivotal Clinical                 5/1/2001      8/13/2001
Module 4     Manufacturing & Quality Systems      1/2/2001      9/25/2001
PMA          PMA Submission                       Not Filed Yet

We have completed the collection of the clinical data required for the PMA application, which was then analyzed, reviewed and interpreted by the independent readers. Our FDA PMA consultants are currently preparing, reviewing and finalizing the PMA application.

We are continuing to scan patients fitting the criteria of our IDE at our clinical site, the Instituto Nacional de Cancerologia (National Cancer Institute) in Mexico City, Mexico, and at our European demonstration sites, the University of Vienna, Allgemeines Hospital and the Humboldt University of Berlin, Charite Hospital. The additional studies obtained from these clinical sites will be used in our CD-ROM clinical atlas.

In September 2002 we completed our clinical studies at the University of Virginia Health System in Charlottesville, Virginia and removed the CTLM(R) System. In January 2003 we removed the CTLM(R) System from the Women's Center for Radiology in Orlando, Florida as the clinical studies were previously completed. We have also completed our clinical studies at The Don and Sybil Harrington Cancer Center in Amarillo, Texas; however, the CTLM(R) System remains installed at this facility for future use.

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

The principal conditions to our ability to draw under the private equity line were that (i) during the 15 trading days immediately preceding each of the put notice date and the corresponding closing date (11 trading days after the put notice date) the average bid price of our common stock must be at least $.50 and the average daily trading volume must be at least $100,000, (ii) no more than 19.9% of our outstanding common stock (29,503,582 shares as of the date of this report) may be issued under the agreement without shareholder approval if such approval is required by our principal trading market (it is not required by our current market, the OTC Bulletin Board), (iii) the purchase cannot cause Charlton to beneficially own more than 9.9% of our outstanding common stock (according to the information available to us it beneficially owns less than 5% of the common stock as of the date of this report), and (iv) there be no material adverse change in our business or financial condition since our most recent filing with the SEC.

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

Since we did not yet have an effective registration statement covering shares to be sold pursuant to the New Private Equity Agreement, in May 2002, Charlton loaned us $350,000 in order to partially cover our short-term working capital needs. This loan was evidenced by a promissory note dated May 29, 2002, due August 1, 2002, and bearing interest at a rate of 2% per month. The loan was secured by a pledge of 1,000,000 shares of our common stock, 500,000 each by our Chief Executive Officer, Linda Grable, and by our Executive Vice President and Chief Financial Officer, Allan Schwartz, and was personally guaranteed by Ms. Grable and Mr. Schwartz. Charlton orally agreed to extend the due date of the note, and we have paid it back in full with proceeds of puts under the New Private Equity Agreement between July and December 2002.

On May 17, 2002 we filed a registration statement on Form S-2 to register 10,000,000 shares underlying the New Private Equity Agreement, which was declared effective by the SEC on July 24, 2002. We intend to make sales under the New Private Equity Agreement from time to time in order to raise working capital on an "as needed" basis. We may sell additional shares pursuant to the New Private Equity Agreement through subsequent registration statement(s), provided that our stock price remains above that agreement's minimum. As of the date of this prospectus under the New Private Equity Agreement we have drawn down $2,076,000 and issued 9,989,319 shares of common stock.

The Third Private Equity Credit Agreement

On October 29, 2002, we and Charlton entered into a new "Third Private Equity Credit Agreement" with which we intend to supplement the prior New Private Equity Agreement. The terms of the Third Private Equity Credit Agreement are substantially equivalent to the terms of the prior agreement, except that (i) the commitment period is three years from the effective date of a registration statement covering the Third Private Equity Credit Agreement shares, (ii) the maximum commitment is $15,000,000, (iii) the minimum amount we must draw through the end of the commitment period is $2,500,000, (iv) the minimum stock price requirement has been reduced to $.10, and (v) the minimum average trading volume in dollars has been reduced to $20,000. The conditions to our ability to draw under this private equity line, as described above, may materially limit the draws available to us.

On November 7, 2002 we filed a registration statement on Form S-2 to register 5,500,000 shares underlying the Third Private Equity Credit Agreement, which was declared effective by the SEC on November 21, 2002. On December 30, 2002 we filed a registration statement on Form S-2 to register an additional 9,750,000 shares underlying the Third Private Equity Credit Agreement, which was declared effective by the SEC on January 16, 2003. We intend to make sales under the new Third Private Equity Credit Agreement from time to time in order to raise working capital on an "as needed" basis. Based on our current assessment of our financing needs, we intend to draw in excess of the $2,500,000 minimum but substantially less than the $15,000,000 maximum under the new Third Private Equity Credit Agreement; however, if those needs change we may draw up to the $15,000,000 maximum. As of the date of this report under the Third Private Equity Credit Agreement we have drawn down $1,415,000 and issued 6,415,676 shares of common stock.

There can be no assurance that adequate financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent us from implementing our business plan or may require us to delay, scale back, or eliminate certain of our research and product development programs or to license to third parties rights to commercialize products or technologies that we would otherwise seek to develop ourselves. If we utilize the new Third Private Equity Credit Agreement, the prior New Private Equity Agreement or additional funds are raised by issuing equity securities, especially convertible preferred stock and convertible debentures, dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. Moreover, substantial dilution may result in a change in our control.

As of the date of this report, since January 2001, we have drawn an aggregate of $11,916,000 in gross proceeds from our equity credit lines with Charlton and have issued 31,420,474 shares as a result of those draws.

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

(a) Exhibits furnished

99.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

       A Form 8-K was filed on January 17, 2003 regarding the resignations on January 13, 2003 of Scott Yablon and Rolv Heggenhougen, from our Board of Directors. On January 16, 2003 a meeting of the Board of Directors was held, and Patrick J. Gorman was appointed to fill one of the vacant seats on the Board. The Board is seeking a replacement for the remaining seat on the Board.

                     CERTIFCATION BY CHIEF EXECUTIVE OFFICER
                 PURSUANT TO EXCHANGE ACT SECTIONS 13(a) & 15(d)
                                 AS REQUIRED BY
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Linda B. Grable, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Imaging Diagnostic Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 13, 2003                           /s/ Linda B. Grable
                                                  -------------------
                                                  Linda B. Grable
                                                  Chief Executive Officer

                     CERTIFCATION BY CHIEF FINANCIAL OFFICER
                 PURSUANT TO EXCHANGE ACT SECTIONS 13(a) & 15(d)
                                 AS REQUIRED BY
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Allan L. Schwartz, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Imaging Diagnostic Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 13, 2003                          /s/ Allan L. Schwartz
                                                 ---------------------
                                                 Allan L. Schwartz
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.




Dated: February 13, 2002            Imaging Diagnostic Systems, Inc.

                                    By: /s/ Linda B. Grable
                                        --------------------
                                        Linda B. Grable
                                        Chairman of the Board and
                                        Chief Executive Officer


                                    By: /s/ Allan L. Schwartz
                                        ---------------------
                                        Allan L. Schwartz,
                                        Executive Vice-President and
                                        Chief Financial Officer
                                        (PRINCIPAL ACCOUNTING OFFICER)