Form 10QSB
period 2003-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2003-05-14
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2003

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

     The number of shares outstanding of each of the issuer's classes of equity as of March 31, 2003: 153,294,356 shares of common stock, no par value. As of March 31, 2003, the issuer had no shares of preferred stock outstanding.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)


                         Part I - Financial Information

Item 1. Financial Statements
                                                                          Page

Condensed Balance Sheet -
      March 31, 2003 and June 30, 2002..................................    3

Condensed Statement of Operations -
      Nine months and three months ended March 31,
      2003 and 2002, and December 10,
      1993 (date of inception) to March 31, 2003........................    4

Condensed Statement of Cash Flows -
      Nine months ended March 31, 2003 and 2002,
      and December 10, 1993 (date of inception)
      to March 31, 2003.................................................    5

Notes to Condensed Financial Statements.................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Results.........................................    7

                           Part II - Other Information

Item 1.    Legal Proceedings............................................   11

Item 2.    Changes in Securities........................................   11

Item 3.    Defaults Upon Senior Securities..............................   11

Item 4.    Submission of Matters to a Vote of
           Security Holders ............................................   11

Item 5.    Other Information............................................   12

Item 6.    Exhibits and Reports on Form 8-K.............................   18

Certifications                                                             19


Signature...............................................................   21

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                             Condensed Balance Sheet

                                     Assets

                                                Mar. 31, 2003     Jun. 30, 2002
                                                ------------       ------------
Current Assets                                     Unaudited              *
              Cash                              $    240,748       $    194,894
              Inventory                            2,942,088          2,926,176
              Prepaid expenses                        17,303             56,708
              Other current assets                     1,005              1,470
                                                ------------       ------------

              Total Current Assets                 3,201,144          3,179,248
                                                ------------       ------------

Property and Equipment, net                        2,132,879          2,292,177
Other Assets                                         848,964            874,596
                                                ------------       ------------

                                                $  6,182,987       $  6,346,021
                                                ============       ============

                                Liabilities and Stockholders' Equity
Current Liabilities
              Accounts Payable and
                Accrued Expenses                $  1,178,910       $  1,237,559
              Short term debt                      1,096,344          1,453,717
              Other current liabilities            1,192,736          1,192,736
                                                ------------       ------------

              Total Current Liabilities            3,467,990          3,884,012
                                                ------------       ------------


Stockholders Equity:
              Common Stock                        66,413,673         61,659,936
              Additional paid-in capital           1,597,780          1,597,780
              Deficit accumulated during
                development stage                (65,296,456)       (60,663,798)
                                                ------------       ------------
                                                   2,714,997          2,593,918

Less: deferred compensation                             -              (117,600)
         subscriptions receivable                       -               (14,309)
                                                ------------       ------------

              Total stockholders' equity           2,714,997          2,462,009
                                                ------------       ------------

                                                $  6,182,987       $  6,346,021
                                                ============       ============


* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                        Condensed Statement of Operations
                                   (Unaudited)

                                               Nine Months Ended            Three Months Ended        Since Inception
                                                   March 31,                     March 31,            (12/10/93) to
                                               2003           2002          2003           2002       Mar. 31, 2003
                                               ----           ----          ----           ----       -------------
Net Sales                                   $   184,085    $    -        $   184,085     $    -        $   184,085
Cost of Sales                                    75,373         -             75,373          -             75,373
                                           ------------    ----------     -----------    ---------     -----------

Gross Profit                                    108,712         -            108,712          -            108,712
                                           ------------    ----------     -----------    ---------     -----------

Operating Expenses:
Compensation and related benefits:
  Administrative and engineering              1,383,892      1,394,589       512,399        508,493       16,732,485
  Research and development                      884,783        891,622       327,599        325,102        7,248,559
Research and development expenses                   517          1,074           257              -        2,996,116
Certification expenses                           35,119              -         2,026              -           80,854
Advertising and promotion expenses               35,587        141,013         5,050        100,813        1,205,507
Selling, general and administrative             371,188        510,413       123,392        219,294        2,998,685
Clinical expenses                                51,874         78,977           704         36,843          686,065
Consulting expenses                             197,533        364,449       176,833          8,960        4,077,626
Insurance costs                                 286,148        226,720        98,447         74,945        1,490,632
Inventory valuation adjustments                       -              -             -              -        1,738,047
Inventory restocking costs                            -              -             -              -          377,006
Professional fees                               275,348        294,152        97,648         57,234        2,886,394
Sales and property taxes                         48,715         51,887        37,920          2,430          503,168
Stockholder expenses                             91,255        138,374         3,652         88,627          609,508
Trade show expenses                             137,900        153,514        24,554         15,920        1,279,210
Travel and subsistence costs                    188,735        369,454        78,296        166,347        1,965,522
Rent expense                                      6,745          8,441         2,129          1,940          323,085
Interest expense                                561,012        625,128       185,895        268,435        4,276,519
Placement expenses and fees                           -              -             -              -          671,494
Depreciation and amortization                   185,154        233,574        61,718         77,858        2,002,679
Amortization of deferred compensation                 -              -             -              -        4,064,250
Liquidated damages costs                              -        176,750             -        176,750          140,000
Settlement expenses                                   -              -             -              -          176,750
Death benefit expenses                                -              -             -              -          286,225
Interest Income                                    (135)          (830)          (12)          (115)        (258,978)
                                              ----------          -----          ----          -----        ---------

                                              4,741,370      5,659,301     1,738,507      2,129,876       58,557,408
                                              ----------     ----------    ----------     ----------      ----------

Net Loss                                     (4,632,658)    (5,659,301)   (1,629,795)    (2,129,876)    (58,448,696)

Dividends on cumulative Pfd. stock:
  From discount at issuance                         -              -             -              -         (5,402,713)
  Earned                                            -              -             -              -         (1,445,047)
                                              ----------     ----------    ----------     ----------      -----------

Net loss applicable to
     common shareholders                   $ (4,632,658)  $ (5,659,301) $ (1,629,795)  $ (2,129,876)   $ (65,296,456)
                                           =============  ============= =============  =============   ==============

Net Loss per common share:
Basic:
Net loss per common share                     $ (0.03)       $ (0.05)       $ (0.01)      $ (0.02)        $ (1.08)
                                              ========       ========       ========      ========        ========

Weighted avg. no. of common shares          141,118,444    123,874,909   148,914,092    127,610,356       60,218,959
                                            ============   ============  ============   ============      ==========

Diluted:
Net loss per common share                     $ (0.03)       $ (0.05)       $ (0.01)      $ (0.02)        $ (1.08)
                                              ========       ========       ========      ========        ========

Weighted avg. no. of common shares          141,118,444    123,874,909   148,914,092    127,610,356       60,218,959
                                            ============   ============  ============   ============      ==========


The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                        Condensed Statement of Cash Flows

                                                                Nine Months              Since Inception
                                                               Ended March 31,           (12/10/93) to
                                                          2003             2002          Mar. 31, 2003
                                                      ------------     ------------      ------------
Cash provided by (used for) Operations:
              Net loss                                $ (4,632,658)    $ (5,659,301)     $(58,448,696)
              Changes in assets and liabilities            497,602          702,539        21,956,433
                                                      ------------     ------------      ------------
              Net cash used by operations               (4,135,056)      (4,956,762)      (36,492,263)
                                                      ------------     ------------      ------------


Investments
      Capital expenditures                                 (10,090)         (73,299)       (6,838,043)
                                                      ------------     ------------      ------------
      Cash used for investments                            (10,090)         (73,299)       (6,838,043)
                                                      ------------     ------------      ------------


Cash flows from financing activities:
      Repayment of capital lease obligation                   -              (4,056)          (50,289)
      Other financing activities - NET                        -                -            6,988,339
      Proceeds from issuance of preferred stock               -                -           18,039,500
      Net proceeds from issuance of common stock         4,191,000        4,961,332        18,593,504
                                                      ------------     ------------      ------------

      Net cash provided by financing activities          4,191,000        4,957,276        43,571,054
                                                      ------------     ------------      ------------

Net increase (decrease) in cash                             45,854          (72,785)          240,748

Cash, beginning of period                                  194,894          207,266               -
                                                      ------------     ------------      ------------

Cash, end of period                                   $    240,748     $    134,481      $    240,748
                                                      ============     ============      ============




The accompanying notes are an integral part of these condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -    BASIS OF PRESENTATION

The financial information included has been condensed from financial statements prepared as of March 31, 2003. The results of operations for the nine-month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - GOING CONCERN

Imaging Diagnostic Systems, Inc. (IDSI) is currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. IDSI has yet to generate a positive internal cash flow, and until meaningful sales of our product begin, we are totally dependent upon debt and equity funding. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

NOTE 3-INVENTORY

Inventory consists primarily of raw materials and work-in-process and amounted to $2,942,088 as of March 31, 2003, compared to $2,926,176 as of June 30, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Imaging Diagnostic Systems, Inc. is a development stage company, which, since inception, has been engaged in research and development of its Computed Tomography Laser Mammography device (CTLM(R)). The CTLM(R) is a breast-imaging device for the detection of cancer which utilizes laser technology and proprietary computer algorithms to produce three dimensional cross section slice images of the breast. As of the date of this report we have had no meaningful revenues from our operations; however, our first sale of a CTLM(R) System was made in January 2003 at a special introductory price of $180,000 by our Canadian-based distributor, Medical Imaging Systems, Inc. (MIS) to the Ministry of Health in Dubai, United Arab Emirates, and we have received full payment for this sale.

We have incurred net losses applicable to common shareholders since inception through March 31, 2003 of approximately $65,296,456 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next 9 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(R), and the costs associated with product development activities. There can be no assurances that the CTLM(R) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(R) to allow us to operate profitably.

RESULTS OF OPERATIONS

Revenues for the three and nine months ended March 31, 2003, were $184,085 as a result of our first sale of a CTLM(R) during the third quarter.

General and administrative expenses in the aggregate during the three and nine months ended March 31, 2003, were $613,052 and $2,063,312 respectively, representing decreases of $605,486 or 50% and $1,075,960 or 34%, respectively, when compared to the corresponding periods in 2002. General and administrative expenses in the aggregate are derived from deducting compensation and related benefits, research and development expenses, depreciation and amortization and adding interest income to the net loss as presented on the Statement of Operations.

Compensation and related benefits during the three and nine months ended March 31, 2003, were $839,998 and $2,268,675 respectively, representing an increase of $6,403 or 1% and a decrease of $17,536 or 1%, respectively, for the corresponding periods for 2002. The slight increase and decrease were primarily due to normal fluctuations in the employee census than in the corresponding periods.

Selling, general and administrative expenses during the three and nine months ended March 31, 2003, were $123,392 and $371,188 respectively, representing decreases of $95,902 or 44% and $139,225 or 27% respectively, for the corresponding periods for 2002. The decreases were due primarily to fewer administrative costs associated with our preparations for the manufacture of the CTLM(R) device.

Clinical expenses during the three and nine months ended March 31, 2003, were $704 and $51,874 respectively, representing decreases of $36,139 or 99% and $27,103 or 34% respectively, for the corresponding periods for 2002. The decreases were due primarily to the reduced costs associated with analyzing the data from out clinical sites.

Consulting expenses during the three and nine months ended March 31, 2003, were $176,833 and $197,533 respectively, representing an increase of $167,873 or 1,874% and a decrease of $166,916 or 46% respectively, for the corresponding periods for 2002. The increase was due primarily to the recording of the 500,000 shares issued to iCapital Finance during the third quarter and the decrease was primarily due to the reduced use of outside consultants.

Insurance costs during the three and nine months ended March 31, 2003, were $98,447 and $286,148 respectively, representing increases of $23,502 or 31% and $59,428 or 26% respectively, for the corresponding periods for 2002. The increases were due primarily to higher premiums for Health, Workers' Comp., Directors and Officers Liabilty, Professional and Product Liability and Property and Casualty Insurance.

Professional expenses during the three and nine months ended March 31, 2003, were $97,648 and $275,348 respectively, representing an increase of $40,414 or 71% and a decrease of $18,804 or 6% respectively, for the corresponding periods for 2002. The increase in professional fees was primarily due to legal costs associated with current cases pending and the decrease was a result of the decreased use of outside counsel for various legal matters.

Travel and subsistence costs during the three and nine months ended March 31, 2003, were $78,296 and $188,735 respectively, representing decreases of $88,051 or 53% and $180,719 or 49% respectively, for the corresponding periods for 2002. The decreases were primarily due to decreased travel and housing expenses for our clinical application specialists at our clinical sites.

Interest expense during the three and nine months ended March 31, 2003, was $185,895 and $561,012 respectively, representing decreases of $82,540 or 31% and $64,116 or 10% respectively, for the corresponding periods for 2002. The decrease is due primarily to the recording of the 9% discount on our equity credit line as interest and interest associated with our mortgage. See Item 5. Other Information - "Financing/Equity Line of Credit"

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $240,748 as of March 31, 2003. This is an increase of $45,854 from $194,894 as of June 30, 2002. During the quarter ending March 31, 2003, we received $1,426,000 gross, from the sale of common stock through our private equity agreement with Charlton. See - "Financing/Equity Line of Credit"

We do not expect to generate a positive internal cash flow for at least the next 9 months due to ongoing product development expenses, the costs associated with the development of the CD-ROM clinical atlas, ongoing FDA regulatory processes and the expected costs of commercializing our initial product, the CTLM(R) System.

Property and Equipment was valued at $2,132,879 net as of March 31, 2003. The overall decrease of $159,298 from June 30, 2002 is due primarily to depreciation recorded for the first three quarters of our fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

We are currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity requirements, principally by obtaining additional debt and/or equity financing. We have yet to generate a positive internal cash flow and do not expect to do so for at least the next 9 months. Until meaningful revenues from the sale of our product begin, we are totally dependent upon debt and equity funding from third parties. In the near future, we expect to incur substantial capital expenditures, working capital requirements and operating losses, including the significant costs of commercializing the CTLM(R) System. In the event that we are unable to utilize our private equity line or to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially adversely impact our ability to continue as a going concern.

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties. Net cash used for operating and product development expenses during the third quarter ending March 31, 2003, was $1,248,770 primarily due to our purchase of additional materials to continue to manufacture CTLM(R) systems for use in product demonstration and clinical testing activities and to be available in the event that we receive orders from our distributors in certain countries where permitted by law, compared to net cash used by operating activities and product development of the CTLM(R) device and related software development of $1,900,963 in the quarter ending March 31, 2002. At March 31, 2003, we had working capital of $(266,846) compared to working capital of $761,581 at March 31, 2002, and $(704,764) at June 30, 2002.

During the third quarter ending March 31, 2003, we were able to raise a gross total of $1,426,000 through the sale of common stock to Charlton. We do not expect to generate a positive internal cash flow for at least the next 9 months due to the expected costs of commercializing our initial product, the CTLM(R) and for the expense of continuing our ongoing product development program. We will require additional funds for operating expenses, developing our CD-ROM clinical atlas, ongoing FDA regulatory processes, manufacturing and marketing programs and to continue our research and development program. Accordingly, we plan to continue to utilize the Charlton private equity line to raise the funds required prior to the end of fiscal year 2003 and into the first two quarters of the next fiscal year in order to continue operations. In the event that we are unable to utilize the private equity line, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering or by refinancing our mortgage on our real property and improvements, which we believe has a fair market value of at least $2.7 million, less an existing $750,000 mortgage. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the third quarter ending March 31, 2003, were $7,102 as compared to approximately $16,901 for the third quarter ending March 31, 2002. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, computer software, laboratory equipment, and other fixed assets. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2003, will be approximately $10,000.

There were no other changes in our existing debt agreements other than extensions and we had no outstanding bank loans as of March 31, 2003. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We will need substantial additional funds for our ongoing research and development programs, developing our CD-ROM clinical atlas, operating expenses, FDA regulatory processes, and manufacturing and marketing programs. Our future capital requirements will depend on many factors, including the following:

     1)  The progress of our ongoing research and development projects;
     2)  The progress of the development of our CD-ROM clinical atlas;
     3)  The time and cost involved in obtaining regulatory approvals;
     4) The cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
     5)  Competing technological and market developments;
     6) Changes and developments in our existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish; and
     7)  The development of commercialization activities and arrangements.

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

ISSUANCE OF STOCK FOR SERVICES/DILUTIVE IMPACT TO SHAREHOLDERS
We have issued and may continue to issue stock for services performed and to be performed by consultants. Since we have generated no meaningful revenues to date, our ability to obtain and retain consultants may be dependent on our ability to issue stock for services. From July 1, 1996, to the filing date of this report, we have issued an aggregate of 2,306,500 shares of common stock to consultants, which have been registered on Registration Statements on Form S-8. The aggregate fair market value of the shares was $2,437,151. The issuance of large amounts of common stock for services rendered or to be rendered and the subsequent sale of such shares may depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change in our control.

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

The civil lawsuit filed against Doe 1 a/k/a DEIGHTON is still pending and seeks permanent relief which would restrain Doe 1 and his/her agents, etc. from making any statement or engaging in any conduct to intentionally interfere with any contractual/business relationship by and between IDSI, Richard Grable and Linda Grable and our customers, shareholders and/or investors, and for damages, attorney fees, costs and interest in excess of $15,000. No material events occurred in this case during the quarter ending March 31, 2003.

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

We were served with a lawsuit filed in the Commonwealth of Massachusetts, Norfolk, and Superior Court by Medical Technology Partners, Inc. for alleged breach of contract for damages of $26,609.99 and attorney's fees and expenses, on April 17, 2002. This case was settled on January 17, 2003, based upon our agreement to pay $22,000 to the plaintiff in four monthly installments of $5,500. A judgment of dismissal was entered on March 18, 2003.

ITEM 2.    CHANGES IN SECURITIES.

See Item 5. "Other Information" - FINANCING/EQUITY LINE OF CREDIT.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                None

ITEM 5.    OTHER INFORMATION

                               Recent Developments

In January 2003 we announced that the Ministry of Health in Dubai, United Arab Emirates, purchased its first CT Laser Mammography (CTLM(R)) System. The sale was made by our Canadian-based distributor, Medical Imaging Systems, Inc. (MIS) which has an exclusive agreement with IDSI to sell CTLM(R) Systems in Canada and selective territories in the Middle East.

In January 2003 our Canadian distributor, MIS exhibited at the 27th Arab Health Conference in Dubai, United Arab Emirates furthering their commitment to develop international sales of the CTLM(R) System.

On January 16, 2003 a meeting of the Board of Directors was held, and Patrick J. Gorman was appointed to fill one of the vacant seats on the Board.

In February 2003 we delivered and installed a CTLM(R) System in the Robert Roessle Clinic in Berlin as part of our material transfer agreement and amendment with Schering AG. The agreement was designed to evaluate the capability of optical mammography using fluorescent dyes developed by Schering AG and its effectiveness in detecting breast cancer. Our CTLM(R) System was selected by Schering AG because of its ability to detect fluorescent compounds. Utilizing dyes in this application may improve the ease and accuracy of detecting cancer as well as the ease and speed of interpretation.

On February 19, 2003, Thomas P. Salmon tendered his resignation from our Board of Directors, which was accepted. On February 25, 2003, a meeting of the Board of Directors was held, and Edward Rolquin was appointed to fill Mr. Salmon's seat on the Board. On February 28, 2003, a meeting of the Board of Directors was held, and Jay S. Bendis was appointed to fill the remaining vacant seat on the Board.

In March 2003 we exhibited our CTLM(R) breast imaging system and our latest clinical images at the European Congress of Radiology (ECR) conference in Vienna, Austria. Dr. Milne delivered a poster presentation of his latest clinical findings to radiologists from around the world.

In March 2003 we announced that Dr. Milne will receive the prestigious Health Professional of the Year Award given by The International Biographical Centre, Cambridge, England. This award is given to a few outstanding individuals whose achievements and leadership stand out in the international medical community.

On April 29, 2003, we announced that we submitted our Premarket Approval (PMA) application with the U.S. Food and Drug Administration (FDA) seeking marketing approval for our Computed Tomography Laser Mammography System, the CTLM(R).

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

Module #   Description of Module Submission     Date Filed     Date Accepted
--------   ---------------------------------    ----------     --------------
Module 1   General Information & Safety         9/27/2000       1/7/2002
Module 2   Software                             4/17/2001       6/12/2001
Module 3   Non-Pivotal Clinical                 5/1/2001        8/13/2001
Module 4   Manufacturing & Quality Systems      1/2/2001        9/25/2001
PMA        PMA Submission                       4/29/2003       Pending


Patients are being scanned at our European demonstration sites, the University of Vienna, Allgemeines Hospital and the Humboldt University of Berlin, Charite Hospital and at the Instituto Nacional de Cancerologia (National Cancer Institute) in Mexico City, Mexico. The additional studies obtained from these clinical sites will be used in our CD-ROM clinical atlas.

In September 2002 we completed our clinical studies at the University of Virginia Health System in Charlottesville, Virginia and removed the CTLM(R) System. In January 2003 we removed the CTLM(R) System from the Women's Center for Radiology in Orlando, Florida as the clinical studies were previously completed. We have also completed our clinical studies at The Don and Sybil Harrington Cancer Center ("Harrington") in Amarillo, Texas and the Instituto Nacional de Cancerologia (National Cancer Institute) in Mexico City, Mexico; however, the CTLM(R) System remains installed at Harrington for future use.

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

The principal conditions to our ability to draw under the private equity line were that (i) during the 15 trading days immediately preceding each of the put notice date and the corresponding closing date (11 trading days after the put notice date) the average bid price of our common stock must be at least $.50 and the average daily trading volume must be at least $100,000, (ii) no more than 19.9% of our outstanding common stock (30,983,650 shares as of the date of this report) may be issued under the agreement without shareholder approval if such approval is required by our principal trading market (it is not required by our current market, the OTC Bulletin Board), (iii) the purchase cannot cause Charlton to beneficially own more than 9.9% of our outstanding common stock (according to the information available to us it beneficially owns less than 5% of the common stock as of the date of this report), and (iv) there be no material adverse change in our business or financial condition since our most recent filing with the SEC.

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

On May 17, 2002 we filed a registration statement on Form S-2 to register 10,000,000 shares underlying the New Private Equity Agreement, which was declared effective by the SEC on July 24, 2002. We intend to make sales under the New Private Equity Agreement from time to time in order to raise working capital on an "as needed" basis. We may sell additional shares pursuant to the New Private Equity Agreement through subsequent registration statement(s), provided that our stock price remains above that agreement's minimum. As of the date of this report under the New Private Equity Agreement we have drawn down $2,076,000 and issued 9,989,319 shares of common stock.

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

On November 7, 2002 we filed a registration statement on Form S-2 to register 5,500,000 shares underlying the Third Private Equity Credit Agreement, which was declared effective by the SEC on November 21, 2002. On December 30, 2002 we filed a registration statement on Form S-2 to register an additional 9,750,000 shares underlying the Third Private Equity Credit Agreement, which was declared effective by the SEC on January 16, 2003. On April 11, 2003 we filed a registration statement on Form S-2 to register an additional 9,800,000 shares underlying the Third Private Equity Credit Agreement, which was declared effective by the SEC on May 13, 2003. We intend to make sales under the new Third Private Equity Credit Agreement from time to time in order to raise working capital on an "as needed" basis. Based on our current assessment of our financing needs, we intend to draw in excess of the $2,500,000 minimum but substantially less than the $15,000,000 maximum under the new Third Private Equity Credit Agreement; however, if those needs change we may draw up to the $15,000,000 maximum. As of the date of this report under the Third Private Equity Credit Agreement we have drawn down $2,730,000 and issued 14,244,068 shares of common stock.

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

As of the date of this report, since January 2001, we have drawn an aggregate of $13,231,000 in gross proceeds from our equity credit lines with Charlton and have issued 39,248,866 shares as a result of those draws.

Mortgage

In June 2002, we obtained a $750,000 mortgage loan on our headquarters facility from a private investor. We paid a 5% commitment fee ($37,500) and a 2% placement fee ($15,000) in connection with the mortgage loan. The mortgage loan bears interest at 12% per year, requires monthly payments of principal, interest and real estate taxes in the amount of $11,901, and is due June 11, 2003. We intend to pay the monthly mortgage loan payments with proceeds of puts under our Third Private Equity Credit Agreement. See "Financing/Equity Line of Credit"

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

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

         A Form 8-K was filed on February 26, 2003 regarding the resignation on February 19, 2003 of Thomas P. Salmon from our Board of Directors. On February 25, 2003, a meeting of the Board of Directors was held, and Edward Rolquin was appointed to fill Mr. Salmon's seat on the Board.

         A Form 8-K was filed on March 3, 2003 regarding the February 28, 2003 meeting of the Board of Directors, where Jay Bendis was appointed to fill the vacant seat on the Board.

         A Form 8-K was filed on April 30, 2003 regarding the April 29, 2003 press release we issued announcing the submission of our Premarket Approval (PMA) application with the U.S. Food and Drug Administration
         (FDA).

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


Date: May 14, 2003           /s/ Linda B. Grable
                             -------------------
                             Linda B. Grable
                             Chief Executive Officer

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

Date: May 14, 2003            /s/ Allan L. Schwartz
                              ---------------------
                              Allan L. Schwartz
                              Executive Vice President and
                              Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.




Dated: May 14, 2003                  Imaging Diagnostic Systems, Inc.

                                     By: /s/ Linda B. Grable
                                     -----------------------
                                     Linda B. Grable
                                     Chairman of the Board and
                                     Chief Executive Officer


                                     By: /s/ Allan L. Schwartz
                                     -------------------------
                                     Allan L. Schwartz,
                                     Executive Vice-President and
                                     Chief Financial Officer
                                     (PRINCIPAL ACCOUNTING OFFICER)