Form 10KSB
period 2003-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2003-09-26
CIK 790652

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[Mark One]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2003

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

Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No____ .


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $184,085

Based on the average closing bid and asked prices of the common stock on the latest practicable date, September 25, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $170,976,288.

The number of shares outstanding of each of the issuer's classes of common stock, as of September 25, 2003 was 166,025,887. As of September 25, 2003, the issuer had no shares of preferred stock outstanding.

                       Documents Incorporated By Reference
                                     [None]

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-KSB
                                  ANNUAL REPORT

                                TABLE OF CONTENTS

PART I                                                                  Page No.

ITEM 1.  Our Business                                                        3
ITEM 2.  Description of Our Property                                        17
ITEM 3.  Legal Proceedings                                                  17
ITEM 4.  Submission of Matters to a Vote of Securities Holders              18

PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters           19
ITEM 6. Management's Discussion and Analysis of Financial Conditions and 25 Results of Operations
ITEM 7.  Financial Statements                                               28
ITEM 8.  Changes In and Disagreements with Accountants in Accounting and
         Financial Disclosure                                               29

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; 29 Compliance with Section 16 (a) of the Exchange Act
ITEM 10. Executive Compensation                                             33
ITEM 11. Security Ownership of Certain Beneficial Owners and Management     35
ITEM 12. Certain Relationships and Related Transactions                     36
ITEM 13. Exhibits and Reports on Form 8-K                                   37
ITEM 14. Controls and Procedures                                            39

Signatures                                                                  40

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
         ------------------------
OVERVIEW
Imaging Diagnostic Systems, Inc. ("IDSI") is a development stage medical technology company. Since its inception in December 1993, we have been engaged in the development and testing of a Computed Tomography Laser Breast Imaging System for detecting breast cancer in a non-invasive procedure ("CTLM(R)"). The CTLM(R) employs a proprietary laser and proprietary scanning geometry and reconstruction algorithms to detect and analyze tissue in the breast for indicia of malignancy or benignancy.

In connection with the ongoing CTLM(R) clinical trials, we are developing a clinical atlas of the optical properties of benign and malignant tissues with respect to absorption and scattering parameters as laser light passes through the tissue. The CTLM(R) is designed to provide the physician with objective data for interpretation and further clinical work-up. Accordingly, we believe that the CTLM(R) will improve early diagnosis, reduce diagnostic uncertainty, and decrease the number of biopsies performed on benign lesions.

BREAST CANCER
According to the American Cancer Society ("ACS"), approximately one in eight women in the United States will develop breast cancer during her lifetime. Nationwide, it is estimated that in 2002, 203,500 new cases of invasive breast cancer were diagnosed among women in the United States, and approximately 40,000 women will die from this disease. Excluding skin cancers, the breast is the most frequent site of cancer among American women, accounting for 32% of incident cancers and 17% of cancer deaths. It is the second leading cause of death for American women following lung cancer, which is the leading cause of cancer death among women. The annual cost of breast cancer management in the United States alone is approximately $25 billion.

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

Each year, approximately eight million women in the United States require diagnostic testing for breast cancer due to a physical symptom, such as a palpable lesion, pain or nipple discharge, discovered through self or physical examination (approximately seven million) or a non-palpable lesion detected by screening x-ray mammography (approximately one million). Once a physician has identified a suspicious lesion in a woman's breast, the physician may recommend further diagnostic procedures, including diagnostic mammography and ultrasound or a minimally invasive procedure such as fine needle aspiration or large core needle biopsy. In each case, the potential benefits of additional diagnostic testing must be balanced against the costs, risks and discomfort to the patient associated with undergoing the additional procedures

Due in part to the limitations in the ability of the currently available modalities to identify malignant lesions, a large number of patients with suspicious lesions proceed to surgical biopsy, an invasive and expensive procedure. Approximately 1.3 million surgical biopsies are performed each year in the United States, of which approximately80% result in the surgical removal of benign breast tissue. The average cost of a surgical biopsy ranges from approximately $1,000 to $5,000 per procedure. Thus, biopsies of benign breast tissue cost the U.S. health care system approximately $2.45 billion annually. In addition, biopsies result in pain, scarring, and anxiety to patients. Patients who are referred to biopsy usually are required to schedule the procedure in advance and generally must wait up to 48 hours for their biopsy results.

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

Mammography
-----------
Mammography is a non-invasive x-ray modality commonly used for both routine breast cancer screening and as a diagnostic tool. A mammogram produces an image of the internal structure of the breast that is intended to display lesions as white spots against the black and/or white background of normal tissue. In a screening mammogram, radiologists seek to detect suspicious lesions, while in a diagnostic mammogram radiologist seek to characterize suspicious lesions. Mammograms require subjective interpretation by a radiologist and are often uncomfortable for the patient. Because x-ray mammography exposes the patient to radiation, ACS recommends that mammograms be limited to once per year. In addition, x-ray mammography is considered to be less effective for women under the age of 50 who generally have radiographically dense breast tissue. The average cost of a diagnostic mammogram is approximately $55 to $200 per procedure (an average of $113) and requires the use of capital equipment ranging in cost from approximately $75,00 to $225,000. It is expected that the CTLM(R) will cost approximately $300,000 and the cost of an exam will be about $125 to
175. Due to the high capital costs associated with mammography equipment and the specialized training necessary to operate the equipment and to interpret radiographic images, mammography is usually available only at specialty clinics or hospitals. With the introduction of digital mammography, the average cost of this device is $400,000 with costs for exam ranging from $250 and higher.

Ultrasound
----------
Ultrasound uses high frequency sound waves to create an image of soft tissues in the body in a non-invasive manner. Like mammography, this image requires interpretation by a physician. Ultrasound's principal role in breast cancer diagnosis has been to assist the physician in determining whether a palpable lesion is likely to be a cyst (usually benign) or a solid mass (potentially cancerous). The average cost for an ultrasound of the breast is approximately $125 to $500 per procedure (an average of $235) and requires the use of capital equipment ranging in cost from approximately $60,000 to $200,000. Again, it is expected that the CTLM(R) will cost approximately $300,000 and the cost of an exam will be $125 to $175. Like mammography, ultrasound is generally performed at specialty clinics or hospitals.

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

THE COMPANY
We have a limited history of operations. Since our inception in December 1993, we have been engaged principally in the development of the CTLM(R). We currently have no source of operating revenue and have incurred substantial net operating losses since our inception. On June 30, 2003, we had an accumulated deficit of $68,844,322 after discounts and dividends on Preferred Stock. Such losses have resulted principally from costs associated with our operations. We expect operating losses will continue for at least the next 9 months as substantial costs and expenses continue due principally to the commercialization of the CTLM(R), ramp-up costs and clinical expenses associated with the CD-ROM clinical atlas, and other product development activities. Our ability to achieve profitability will depend in large part on our ability to obtain regulatory approvals for our proposed products and to develop the capacity to manufacture and market our approved products either by ourselves or in collaboration with others. There can be no assurance as to if or when we will ever receive regulatory approvals for the commercialization of the CTLM(R), or achieve profitability. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

CTLM(R)
-------
The CTLM(R) is a system for detecting breast cancer in a non-invasive procedure that does not require compression or X-ray. The CTLM(R) employs a proprietary laser and proprietary scanning geometry and reconstruction algorithms that create contiguous cross sectional slice images of the breast which are used in the detection and analysis of changes in the breast for indicia of malignancy or benignancy. CTLM(R) produces dramatic three-dimensional images of the blood vessels and blood-containing tissues of the breast. We have learned from research that any tumor over 2 mm in size can only survive if it is able to attract new blood vessels (neovascularization).

Using the patient scans from our investigational clinical trials and installed sites throughout the world, we are developing a clinical atlas of the optical properties of benign and malignant tissues with respect to absorption and scattering parameters of light as it passes through the tissue. This atlas will be expanded as we obtain additional scans of breast abnormalities. The CTLM(R) is designed to provide the physician with objective data for interpretation and further clinical work-up. Accordingly, we believe that the CTLM(R) will improve early diagnosis, reduce diagnostic uncertainty, and decrease the number of biopsies performed on benign lesions. Further, the CTLM(R) does not expose the patient to ionizing radiation or painful compression, which we believe are factors contributing to the unwillingness or inability of a significant portion of the patient population to obtain a conventional mammogram.

A breast exam utilizing the CTLM(R) is non-invasive and can be performed by a medical technician. A patient lies face down on the scanning table with a breast hanging pendulously in the scanning chamber. Once the entire breast is scanned the other breast is placed in the chamber for scanning. A bilateral breast scan (both breasts) takes approximately 15 to 30 minutes. Each scan takes approximately 8 to 15 minutes. The CTLM(R) has been designed in such a way as to provide the physician and patient with quick access to information concerning the probability that an identified lesion is malignant or benign. The procedure is designed to provide the physician and patient with objective, on-site, immediate diagnostic decisions, including whether or not to proceed to surgical biopsy. Further, the CTLM(R) is designed to archive and compare scans and provide the patient with a compact disc with images produced from the date of her scan.

Comparison to Existing Diagnostic Modalities
--------------------------------------------
The CTLM(R) differs from currently available breast imaging modalities employed for the detection of breast cancer in that the CTLM(R) will generate more precise information for the clinician or doctor. The CTLM(R) is designed to generate, depending on the size of the breast, approximately 25 cross-sectional images of a breast. A conventional screening mammography exam generates two images of the breast. Cross-sectional imaging will allow a doctor or clinician to isolate the location of the abnormality within the breast. By doing so, there is greater resolution of the area where the specific abnormality resides.

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

Breast augmentation through the use of either silicone or saline implants renders another difficult situation when employing conventional mammography for imaging. Although radiographic and positioning techniques have vastly improved the ability to compress and image more breast tissue than ever before, there still remains a certain amount of breast tissue unable to be imaged due to its placement around the implant. Due to the free suspension of the breast in the CTLM(R) scanning chamber, and the ability of the CTLM(R) to image the breast from the chest wall to the nipple, data can be collected from around the entire breast. The scanning capacity of the CTLM(R) laser light transmission through the breast does not appear to be impeded by silicone or saline implants.

We believe there is a significant market opportunity for objective breast cancer management technology which does not include discomfort and exposure to radiation. We believe that the use of the CTLM(R) to detect breast cancer will be especially promising for women between the ages of 20 to 50 (over 50 million women in the United States) for whom x-ray mammography has lower efficacy. These women often present diffuse palpable benign breast conditions, which can mask malignancies or pre-malignant conditions.

FLUORESCENCE IMAGING
--------------------
We are investigating the use of fluorescent compounds in conjunction with the CTLM(R) for detection of breast abnormalities. Certain molecules exhibit the phenomenon of emitting light after being illuminated by light of the appropriate wavelength, i.e., from a laser. This characteristic is referred to as fluorescence. The compounds that produce fluorescence are commonly referred to as fluorescent dyes or simply "dyes". A number of pharmaceutical companies are developing fluorescent dyes that selectively attach to specific types of cells and are then activated by light. When cells with the dye attached are illuminated with light of the proper wavelength, the dye will fluoresce at a unique wavelength. If the dye has been designed to attach to cancer cells, the fluorescence will be produced at the location where the cancer cells are situated.

We have signed non-disclosure/confidentiality agreements with two of these companies in order to share technology for the use of the CTLM(R) with fluorescence. In February 1999, we demonstrated that the CTLM(R) has the ability to both excite fluorescent dyes and to detect the fluorescent light produced by the dye. These experiments were conducted by placing fluorescent dyes inside a breast equivalent phantom and producing an image of the fluorescence using data acquired by the CTLM(R). The CTLM(R) was adjusted to produce laser light of the required wavelength and had optical filters installed to allow the detectors to sense only the fluorescent light. The ability to excite the dye, detect the location of the fluorescence within the simulated breast, and create an image of the result has not, to our knowledge, been accomplished before. In January 1997, we applied for a patent for a fluorescence-imaging scanner. The Patent was issued on September 14, 1999, as Patent No 5,952,664.

The use of dyes, sometimes referred to as contrast agents or simply "contrast", for radiographic imaging is a common medical practice. The use of contrast agents for breast imaging is not currently a common medical practice. The FDA has recently approved the use of radioactive compounds to identify breast cancer locations. The use of non-radioactive fluorescent dyes for breast imaging, we believe, has the potential to play a significant role in breast cancer detection. We intend to work with contrast agent manufacturers to explore and develop this emerging technique. The FDA must first approve the use of non-radioactive florescent dyes before they can be used commercially in the United States. Any such approval could take several years.

In March 2002, we signed an agreement with Schering AG to evaluate the advantages of new fluorescence dyes developed by Schering AG, for the potential use of detecting breast cancer. Our CTLM(R) system is being used in conjunction with Schering AG's dyes during their clinical trials. The collaboration is assisting in determining the potential benefits of using both technologies adjunctively to further enhance the CTLM(R) system's capabilities in detecting breast cancer. In August 2003, Schering AG announced that their innovative method for breast cancer detection showed positive results in their clinical phase 1 study. The fluorescent dyes used in their clinical study are being used in conjunction with our proprietary CTLM(R) System.

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

Once a PMA application has been filed, the FDA has by regulation 180 days to review it; however, the review time may be extended by the FDA asking for additional information or clarification of information already provided in the submission. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's quality system regulations commonly referred to as QSR's prior to approval of a PMA. The PMA process is a lengthy and expensive one, and there can be no assurance that a PMA application will be approved within 180 days.

We have engaged the services of counsel who specialize in FDA matters and consultants to assist us in the final preparation and submission of our PMA application. We filed our PMA application on April 29, 2003 and requested expedited review. Our PMA application is now pending. See Item 1. "Business-Regulatory and Clinical Status, United States/FDA". If we are unable to obtain prompt FDA approval, it will have a material adverse effect on our business and financial condition and would result in postponement of the commercialization of the CTLM(R). See "Regulatory and Clinical Status".

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

On September 25, 2001, we received a Certificate of Exportability from the FDA for the CTLM(R). The FDA requires unapproved products that are subject to PMA requirements to have prior FDA Certificate of Exportability in order to be exported outside of the United States. On September 17, 2003, we received a renewal of our Certificate of Exportability, which will be valid for two years.


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

Clinical investigation of the use of indocyanine green as an optical breast imaging contrast agent commenced at the UVA Hospital in May 2000 and in July 2000 at NCMC. The CTLM(R) scanner has been used to excite the indocyanine green in the patient's blood and detect the radiated fluorescence. The rate at which the indocyanine green travels through the breast has been measured

In order to sell the CTLM(R) commercially in the United States, we must obtain marketing clearance from the FDA. A PMA application must be supported by extensive data, including pre-clinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Under the Food, Drug, and Cosmetic Act, the FDA has 180 days to review a PMA application, although in certain cases the FDA substantially expands that time period through requests for additional information or clarification of existing information.

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

On April 29, 2003, we announced that we submitted our PMA with the U.S. Food and Drug Administration (FDA) seeking marketing approval for our Computed Tomography Laser Mammography System, the CTLM(R).

On June 18, 2003, we announced that we received notification from the Food and Drug Administration that an initial review of our PMA had been conducted and was found to be sufficiently complete to permit a substantive review and, therefore, suitable for filing. An in-depth evaluation of the safety and effectiveness of the device will be conducted to determine the final approval of the PMA application.

On August 27, 2003, we announced in an 8-K filing that we received a letter from the FDA stating that it had completed its review of our PMA. The FDA, in its letter, outlined deficiencies in the PMA submission, which must be resolved before the FDA's review could be completed. The FDA stated that until these deficiencies are resolved, the PMA application is not approvable in its current form. The FDA identified measures to make the PMA approvable and we will amend our PMA application to address the deficiencies in the letter. We are working with our FDA counsel and consultants to correct these deficiencies.

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


DOMESTIC SALES AND MARKETING
Our Director of Marketing is in charge of locating, obtaining and coordinating the target domestic market, which includes most of the over 9,600 mammography centers across the United States, which are located in both large and small hospitals and in private clinics. We plan on having five Regional Sales Managers who will launch the sales of the CTLM(R) throughout the United States upon receiving FDA marketing clearance.

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

International Sales
-------------------
The laws of certain countries permit us to begin marketing the CTLM(R) subject to certain homologations before marketing would be permitted in the United States. See "Government Regulation". In preparation for launching international sales of the CTLM(R) in Europe we have installed CTLM(R) Systems at University of Vienna, Allgemeines Hospital and at Charite Hospital, Humboldt-University Berlin as demonstrators. We intend to pursue international sales in those countries where permitted prior to commencing commercial sales in the United States, where sales cannot occur unless and until we receive pre-market approval from the FDA. Until we receive pre-market approval from the FDA to market the CTLM(R) in the United States, as to which there can be no assurance, our revenues, if any, will be derived from sales to international distributors. A significant portion of our revenues, therefore, may be subject to the risks associated with international sales, including economical and political instability, shipping delays, fluctuation of foreign currency exchange rates, foreign regulatory requirements and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a timely basis. Future imposition of, or significant increases in the level of customs, duties, export quotas or other trade restrictions could have a material adverse effect on our business, financial condition and results of operations. The regulation of medical devices, particularly in Europe, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on us.

We filed our application with Health Canada for a new medical device license to sell the CTLM(R) in Canada, in July 2001 shortly after our May 2001 filing of the last module as part of our PMA modular submission process. Since July 2001, we have supplemented our Canadian application from time to time with the information requested by Health Canada. Because of new clinical data, we filed a new application with Health Canada in June 2003. On June 18, 2003 we received notification from the Medical Device Bureau of Health Canada that our application has been accepted for review. We believe that, upon receiving the PMA approval from the FDA, we will also receive approval by Health Canada to sell the CTLM(R) in Canada.

In January 2003 we announced that the Ministry of Health in Dubai, United Arab Emirates, purchased its first CTLM(R) System. The sale was made by our Canadian-based distributor, Medical Imaging Systems, Inc. (MIS) who has an exclusive agreement with IDSI to sell CTLM(R) Systems in Canada and selective territories in the Middle East.


INTERNATIONAL DISTRIBUTORS

In May 2003, based on our commitment to develop international sales, we engaged the services of Jean-Aime Medici as our International Sales and Marketing consultant. Mr. Medici has experience in the international marketing of medical imaging devices, establishing worldwide distribution networks, launching new products and creating training and development programs. We have given him the responsibility for the development of our international distribution network.

In April 2002, we signed an exclusive distribution agreement with JAMCO Medical, Inc. for Latin America including the Caribbean. In May 2003, the distribution agreement with JAMCO Medical, Inc. was terminated by mutual consent. Mr. Medici is the President of JAMCO Medical, Inc.

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

PRODUCT LIABILITY

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of cancer detection products. While the CTLM(R) is being developed as an adjunct to other diagnostic techniques, there can be no assurance that we will not be subjected to future claims and potential liability. At present we carry $3,000,000 in product liability insurance to cover both clinical sites and sales.

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

PATENTS

The patent for the CTLM(R) was issued in December 1997 under Patent Number 5,692,511 (the "Patent"). The Patent has a total of 4 independent claims and 24 subordinate claims. The independent claims serve to provide an overall outline of the disclosure of the invention. The subordinate claims provide additional information to identify pertinent details of the invention as they relate to the respective specific independent claim. We own the rights to the Patent for its 17-year life pursuant to an exclusive patent licensing agreement with the late Richard Grable, who invented the CTLM(R) and served as our Chief Executive Officer and whose estate has owned the Patent since his death in August 2001. See "Patent Licensing Agreement" and "Certain Transactions." We own 12 patents and have 9 additional United States patents pending with regard to optical tomography, many of which are based on the original CTLM(R) technology. We also have one International patent and have 35 International patents pending.

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

In January 2002, we announced that we were issued a patent for "Detector Array With Variable Gain Amplifiers for Use in a Laser Imaging Apparatus," as U.S. Patent No. 6,331,700. This patent protects some of the non-obvious, but essential, design aspects of an optical CT scanner. This patent addresses the solution to the problem of accommodating a huge dynamic range of light intensities emitted from the breast.

In February 2002, we were issued a patent for "Time-Resolved Breast Imaging Device," as U.S. Patent No. 6,339,216. This patent protects the key electronics of a time-resolved optical CT scanner. It addresses the solution to the problem of simultaneously accommodating a large dynamic range of light intensities emitted from the breast while achieving the necessary temporal resolution.

In May 2003, we were issued a patent for "Medical Optical Imaging Scanner Using Multiple Wavelength Simultaneous Data Acquisition for Breast Imaging," as U.S. Patent No. 6,571,116.

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

EMPLOYEES
As of the date of this Report, we have 43 full-time employees, including our four executive officers. A majority of our employees (32) are employed in the areas of scientific and product research and development. Our ability to provide our services is dependent upon our recruiting, hiring and retaining qualified technical personnel. To date, we have been able to recruit and retain sufficient qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

Our headquarters facility is located at 6531 N.W. 18th Court, Plantation, Florida. The facilities are owned by us and comprise a 24,000-sq. ft. building with ample space to expand, located on a 5-acre landscaped tract. In June 2002, we obtained a $750,000 mortgage loan on our headquarters facility from a private investor. We paid a 5% commitment fee ($37,500) and a 2% placement fee ($15,000) in connection with the mortgage loan. The mortgage loan bears interest at 12% per year, required monthly payments of principal, interest and real estate taxes in the amount of $11,901, and was due June 11, 2003. On that date, we paid back the mortgage loan in full with proceeds of puts under our Third Private Equity Credit Agreement. See "Financing/Equity Line of Credit". We believe that our facility is adequate for our current and reasonably foreseeable future needs. We intend to assemble the CTLM(R) at our facility from hardware components that will be made by vendors to our specifications. The software components of the CTLM(R) device are developed in-house by us.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

On May 1, 2000, we filed a civil lawsuit against DOE 1 a/k/a DEIGHTON in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. CACE 00-006881 (04) for defamation and tortious interference with our contracts and business relationships.

The civil lawsuit filed against Doe 1 a/k/a DEIGHTON is still pending and seeks permanent relief which would restrain Doe 1 and his/her agents, etc. from making any statement or engaging in any conduct to intentionally interfere with any contractual/business relationship by and between IDSI, Richard Grable and Linda Grable and our customers, shareholders and/or investors, and for damages, attorney fees, costs and interest in excess of $15,000. A Summons and Verified Complaint was served on the Doe 1 and a Response was filed by Diane M. Strait, a former employee of the company. The defendant, Ms. Strait has admitted to being the author, with her husband, Robert Leonard of over 1,000 postings on the Raging Bull message boards regarding us. Our motion for a temporary injunction was denied on November 3, 2000. We are currently conducting discovery in this case and intend to seek a permanent injunction to prevent the dissemination of materially false information. On December 18, 2000, we served an amended complaint, which added Mr. Leonard as a defendant in the lawsuit. Diane Strait filed a counterclaim for defamation against us. We filed a motion to dismiss this counterclaim for failure to state cause of action. Our motion to dismiss was granted and the defendants were given leave to amend their counterclaim. Defendant, Diane Strait, filed a second amended counterclaim in January 2002. We filed a motion to dismiss Ms. Strait's second amended counterclaim, which was granted on April 2, 2002, with leave to file a third amended counterclaim within 30 days. Ms. Strait filed a third amended counterclaim on May 1, 2002, for defamation, abuse of privilege, negligence, negligent supervision and negligent retention. We filed an answer in that case. We intend to vigorously prosecute our action for defamation and intentional interference with contractual/business relationships and defend the third amended counterclaim.

We were served with a lawsuit filed in the United States District Court, Eastern District of New York on February 16, 2001 by Anthony Giambrone for alleged breach of a consulting agreement. Mr. Giambrone sent notice of exercise of all of his warrants to purchase 500,000 shares of our common stock at a price of $.93 per share on February 10, 2000, as provided in the consulting agreement. On March 17, 2000, he tendered only $100,000, representing partial payment for the warrants and received the 107,527 shares corresponding to the payment. No further payments were made and the warrants expired on July 26, 2000. Mr. Giambrone is seeking 392,473 unrestricted shares of common stock or alternatively, damages of at least $430,645. A Settlement Agreement dated as of March 22, 2002, was entered into between Mr. Giambrone and us. On March 28, 2002, we issued 350,000 restricted shares of common stock to Mr. Giambrone in settlement of the lawsuit. The shares were issued in an exempt transaction pursuant to section 4(2) of the Securities Act of 1933, as amended. The suit was dismissed by stipulation on April 23, 2002. In addition we agreed that, if the market price of our common stock on March 28, 2003, was less than $.75 per share, then we would issue to him additional shares of common stock equal to the quotient of (a) 262,500 minus the product of (i) 350,000 and (ii) the market price, divided by (b) the market price. On March 28, 2003, the market price of our stock was $.17, so we issued to him 1,194,118 additional shares bearing a restricted legend. Under the settlement agreement, we were obligated to register the shares issued to Mr. Giambrone, subject to certain conditions. The shares were subsequently registered on July 23, 2003.

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

We are not aware of any other material legal proceedings, pending or contemplated, to which we are, or would be a party to, or of which any of our property is, or would be, the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

On December 17, 2002, we held an annual meeting of stockholders at our corporate offices at 6531 NW 18th Court, Plantation, Florida for the following purposes:

     1. To elect six directors to serve a one-year term expiring at the Fiscal Year 2004 Annual Meeting of Stockholders or until his/her successor is duly elected and qualified;
     2. To consider and act upon a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, no par value, from 150,000,000 to 200,000,000;
     3. To ratify the Company's Board of Directors' appointment of Margolies, Fink and Wichrowski, CPA's as independent auditors for the Company for the fiscal year ending June 30, 2003.

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

     QUARTER ENDING                          HIGH BID             LOW BID

FISCAL YEAR 2002
First Quarter                                  $1.05               $0.52
Second Quarter                                 $0.71               $0.43
Third Quarter                                  $0.61               $0.49
Fourth Quarter                                 $0.53               $0.28

FISCAL YEAR 2003
First Quarter                                  $0.43               $0.20
Second Quarter                                 $0.27               $0.19
Third Quarter                                  $0.33               $0.17
Fourth Quarter                                 $0.85               $0.17

FISCAL YEAR 2004
First Quarter (through September 26, 2003)     $1.80               $0.87

On September 26, 2003, the closing trade price of the common stock as reported on the OTC Bulletin Board was $1.19. As of such date, there were approximately 2,290 registered holders of record of our common stock.

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

In the event that we issue preferred stock without a limit on the number of shares that can be issued upon conversion and the price of our common stock decreases, the percentage of shares outstanding that will be held by preferred holders upon conversion will increase accordingly. The lower the market price the greater the number of shares to be issued to the preferred holders, upon conversion, thus increasing the potential profits to the holders when the price per share increases and the holders sell the common shares. In addition, the sale of a substantial amount of preferred stock to relatively few holders could cause a possible change-in-control. In the event of a voluntary or involuntary liquidation while the preferred stock is outstanding, the holders will be entitled to a preference in distribution of our property available for distribution equal to $10,000 per share. As of the date of this report there are no outstanding shares of preferred stock.

Series K Preferred

See "Financing/Equity Line of Credit".

Private Placement of Common Stock

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

ISSUANCE OF STOCK FOR SERVICES
The Company, from time to time, has issued and may continue to issue stock for services rendered by consultants, all of whom have been unaffiliated.

Since we have generated no revenues to date, our ability to obtain and retain consultants may be dependent on our ability to issue stock for services. Since July 1, 1996, we have issued an aggregate of 2,306,500 shares of common stock according to registration statements on Form S-8. The aggregate fair market value of the shares when issued was $2,437,151. The issuance of large amounts of our common stock, sometimes at prices well below market price, for services rendered or to be rendered and the subsequent sale of these shares may further depress the price of our common stock and dilute the holdings of our shareholders. In addition, because of the possible dilution to existing shareholders, the issuance of substantial additional shares may cause a change-in-control.

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

The principal conditions to our ability to draw under the private equity line were that (i) during the 15 trading days immediately preceding each of the put notice date and the corresponding closing date (11 trading days after the put notice date) the average bid price of our common stock must be at least $.50 and the average daily trading volume must be at least $100,000, (ii) no more than 19.9% of our outstanding common stock (33,039,151 shares as of the date of this report) may be issued under the agreement without shareholder approval if such approval is required by our principal trading market (it is not required by our current market, the OTC Bulletin Board), (iii) the purchase cannot cause Charlton to beneficially own more than 9.9% of our outstanding common stock (according to the information available to us it beneficially owns less than 5% of the common stock as of the date of this report), and (iv) there be no material adverse change in our business or financial condition since our most recent filing with the SEC.

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

On May 15, 2002, we and Charlton entered into a new private equity agreement, which replaced the prior Private Equity Agreement (the "New Private Equity Agreement"). The terms of the New Private Equity Agreement are substantially equivalent to the terms of the prior agreement, except that (i) the commitment period is three years from the effective date of a registration statement covering the New Private Equity Agreement shares, (ii) the minimum amount we must draw through the end of the commitment period is $2,500,000, (iii) the minimum stock price requirement has been reduced to $.20, and (iv) the minimum average trading volume has been reduced to $40,000. The conditions to our ability to draw under the Charlton private equity line, as described above, may materially limit the draws available to us.

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

The Third Private Equity Credit Agreement
-----------------------------------------

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

We intend to make sales under the new Third Private Equity Credit Agreement from time to time in order to raise working capital on an "as needed" basis. Based on our current assessment of our financing needs, we intend to draw in excess of the $2,500,000 minimum but substantially less than the $15,000,000 maximum under the new Third Private Equity Credit Agreement; however, if those needs change we may draw up to the $15,000,000 maximum. As of the date of this report under the Third Private Equity Credit Agreement we have drawn down $7,805,000 and issued 21,756,177 shares of common stock.

As of the date of this report, since January 2001, we have drawn an aggregate of $18,306,000 in gross proceeds from our equity credit lines with Charlton and have issued 46,790,975 shares as a result of those draws.

There can be no assurance that adequate financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent us from implementing our business plan or may require us to delay, scale back, or eliminate certain of our research and product development programs or to license to third parties rights to commercialize products or technologies that we would otherwise seek to develop ourselves. If we utilize the new Third Private Equity Credit Agreement or additional funds are raised by issuing equity securities, especially convertible preferred stock and convertible debentures, dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. Moreover, substantial dilution may result in a change in our control.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth below should be read in conjunction with our Financial Statements and the Notes included elsewhere in this Report.

RESULTS OF OPERATIONS

Twelve Months Ended June 30, 2003 and June 30, 2002
---------------------------------------------------
Revenues during the year ended June 30, 2003, were $184,085 as a result of our first sale of a CTLM(R) System. There were no revenues in the year ended June 30, 2002.

General and administrative expenses in the aggregate during the 12 months ended June 30, 2003 were $5,048,830 representing an increase of $507,246 or 11% from $4,541,584 during the 12 months ended June 30, 2002. General and administrative expenses in the aggregate are derived from deducting compensation and related benefits, research and development expenses, depreciation and amortization and adding interest income to the net loss as presented on the Statement of Operations. Selling, general and administrative expenses ("SG&A") in the aggregate during the year ended June 30, 2003, were $425,756 representing an increase of $2,658 or 1% from $423,098 during the year ended June 30, 2002.

Compensation and related benefits during the year ended June 30, 2003, were $2,891,303 representing an increase of $3,296 or .01% from $2,888,007 during the year ended June 30, 2002. The increase in compensation is due to normal fluctuations in the course of business.

Consulting expenses during the year ended June 30, 2003, were $377,272 representing a decrease of $2,777 or 1% from $380,049 during the year ended June 30, 2002. The decrease was due primarily to reduced use of consultants during the year ended June 30, 2003.

Inventory Valuation Adjustments during the year ended June 30, 2003, were $910,444 representing an increase of $363,502 or 66% from $547,942 during the year ended June 30, 2002. The increase is due to the write-down of obsolete lasers and other components that are no longer used in the manufacturing of the CTLM(R).

Professional expenses during the year ended June 30, 2003, were $512,779 representing an increase of $107,543, or 27% from $405,236 during the year ended June 30, 2002. The increase was due primarily to additional litigation expenses. See Item 3. "Legal Proceedings".

Travel and subsistence costs during the year ended June 30, 2003, were $238,322 representing a decrease of $314,553 or 57% from $552,875 during the year ended June 30, 2002. This decrease was primarily due to less travel and housing expenses for our clinical application specialists at our various clinical sites in the United States and Mexico since the clinical studies were completed.

Interest expense during the year ended June 30, 2003, was $987,917 representing a increase of $276,582, or 39% from $711,335 during the year ended June 30, 2002. The increase was primarily due to the recording of the 9% discount on our equity credit line as interest and interest associated with our mortgage.

BALANCE SHEET DATA
We have financed our operations since inception by the issuance of equity securities with aggregate net proceeds of approximately $40,323,004 and through loan transactions in the aggregate net amount of $2,595,029. Furthermore, we issued equity securities for the conversion of all outstanding convertible debentures in the aggregate net amount of $3,240,000.

Our combined cash and cash equivalents totaled $1,361,507 at June 30, 2003. We do not expect to generate a positive internal cash flow for at least the next 9 months due to the expected costs of commercializing our initial product, the CTLM(R) and the time required for homologations from certain countries.

Our inventory totaled $2,012,275 at June 30, 2003 and $2,926,176 at June 30, 2002. This decrease is primarily due to the Inventory Valuation adjustments. Our property and equipment, net, totaled $2,129,338 at June 30, 2003 and $2,292,177 at June 30, 2002. This decrease is due to depreciation and retirement of certain equipment.

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

We have financed our operating and research and development activities through several Regulation S and Regulation D private placement transactions. Net cash used for operating and product development expenses during fiscal 2003 was $5,529,017 primarily due to our purchase of additional materials to continue the manufacture of CTLM(R) Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law compared to net cash used by operating activities and product development of the CTLM(R) and related software development of $6,615,261 in fiscal 2002. At June 30, 2003, we had working capital of $1,152,061 compared to working capital of $(704,764) at June 30, 2002.

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

During fiscal 2003, we were able to raise a total of $7,881,000 less expenses through Regulation S and Regulation D transactions. We do not expect to generate a positive internal cash flow for at least the next 9 months due to the expected costs of commercializing our initial product, the CTLM(R) and the expense of our continuing product development program. We will require additional funds for operating expenses, developing our CD-ROM clinical atlas, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program. Accordingly, we plan to utilize the Third Private Equity Credit Agreement to raise the funds required prior to the end of fiscal year 2004 in order to continue operations. In the event that we are unable to utilize the Third Private Equity Credit Agreement or the New Private Equity Agreement, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

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

Capital expenditures for the fiscal 2003 were $43,314 as compared to $78,055 for fiscal 2002. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, trade show equipment, computer software, laboratory equipment, and other fixed assets. We anticipate that our capital expenditures for fiscal 2004 will be approximately $400,000 primarily due to the cost of a new exhibit for the Radiological Society of America's (RSNA) annual conference and exhibition in Chicago, Illinois.

During the year ending June 30, 2003, there were no changes in our existing debt agreements and we had no outstanding bank loans as of June 30, 2003. Our annual fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are approximately $6.5 million, as of the date of this report and are likely to increase as additional agreements are entered into and additional personnel are retained. We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs, which are presently estimated at an aggregate of approximately $542,000 per month. The foregoing projections are subject to many conditions most of which are beyond our control. Our future capital requirements will depend on many factors, including the following: the progress of our product development projects, the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in our existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish; and the development of commercialization activities and arrangements. We do not expect to generate a positive internal cash flow for at least 9 months due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(R). We intend to use the Third Private Equity Credit Agreement as our principal source of additional capital. We plan to continue our policy of investing excess funds, if any, in a High Performance Money Market account at Wachovia Bank N.A.


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

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

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

                  Statements of Cash Flows                            F-13

                  Notes to Financial Statements                       F-15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Imaging Diagnostic Systems, Inc.


We have audited the accompanying balance sheets of Imaging Diagnostic Systems, Inc. (a Development Stage Company) as of June 30, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2003 and 2002 and for the period December 10, 1993 (date of inception) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imaging Diagnostic Systems, Inc. (a Development Stage Company), as of June 30, 2003 and 2002 and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002 and for the period December 10, 1993 (date of inception) to June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The Company is in the development stage as of June 30, 2003 and to date has had no significant operations. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.

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



                    /s/
Margolies, Fink and Wichrowski

Certified Public Accountants
Pompano Beach, Florida
August 11, 2003

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                                 Balance Sheets

                             June 30, 2003 and 2002



                                     ASSETS

                                                                   2003            2002
                                                               ------------    ------------
Current assets:
  Cash and cash equivalents                                    $  1,361,507    $    194,894
  Loans receivable - employees                                        1,455           1,470
  Inventory                                                       2,012,275       2,926,176
  Prepaid expenses                                                   28,722          56,708
                                                               ------------    ------------

         Total current assets                                     3,403,959       3,179,248
                                                               ------------    ------------

Property and equipment, net                                       2,129,338       2,292,177
Other assets                                                        840,420         874,596
                                                               ------------    ------------

                                                               $  6,373,717    $  6,346,021
                                                               ============    ============


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                        $    937,005    $  1,237,559
  Short-term debt                                                   300,407       1,453,717
  Other current liabilities                                       1,014,486       1,192,736
                                                               ------------    ------------

         Total current liabilities                                2,251,898       3,884,012
                                                               ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value; authorized 200,000,000 shares,
    issued 162,994,039 and 131,595,713 shares, respectively      71,368,361      61,659,936
  Additional paid-in capital                                      1,597,780       1,597,780
  Deficit accumulated during the development stage              (68,844,322)    (60,663,798)
                                                               ------------    ------------

                                                                  4,121,819       2,593,918
Less: deferred compensation                                            --          (117,600)
          subscriptions receivable                                     --           (14,309)
                                                               ------------    ------------

         Total stockholders' equity                               4,121,819       2,462,009
                                                               ------------    ------------

                                                               $  6,373,717    $  6,346,021
                                                               ============    ============




               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                            Statements of Operations

                                                                                           From Inception
                                                                                            (December 10,
                                                          Year Ended         Year Ended         1993) to
                                                        June 30, 2003     June 30, 2002    June 30, 2003
                                                         -------------    -------------    -------------
Sales                                                    $     184,085    $        --      $     184,085

Cost of sales                                                   79,189             --             79,189
                                                         -------------    -------------    -------------

Gross profit                                                   104,896             --            104,896
                                                         -------------    -------------    -------------

Operating expenses:
  Compensation and related benefits:
      Administrative and engineering                     $   1,782,083    $   1,761,684       17,130,676
      Research and development                               1,109,220        1,126,323        7,472,996
  Research and development expenses                                751            2,129        2,996,350
  Selling, general and administrative expenses                 425,756          423,098        3,053,253
  Inventory valuation adjustments                              910,444          547,942        2,648,491
  Depreciation and amortization                                240,329          246,871        2,057,854
  Amortization of deferred compensation                           --               --          4,064,250
  Other operating expenses  (Note 11)                        2,840,863        2,859,209       18,244,950
                                                         -------------    -------------    -------------

                                                             7,309,446        6,967,256       57,668,820
                                                         -------------    -------------    -------------

     Operating loss                                         (7,204,550)      (6,967,256)     (57,563,924)

Gain on sale of fixed assets                                    11,254             --             11,254
Interest income                                                    689            1,031          259,532
Interest expense                                              (987,917)        (711,335)      (4,703,424)
                                                         -------------    -------------    -------------


     Net loss                                               (8,180,524)      (7,677,560)     (61,996,562)

Dividends on cumulative preferred stock:
 From discount at issuance                                        --               --         (5,402,713)
 Earned                                                           --               --         (1,445,047)
                                                         -------------    -------------    -------------

     Net loss applicable to common shareholders          $  (8,180,524)   $  (7,677,560)   $ (68,844,322)
                                                         =============    =============    =============

Net loss per common share:
  Basic
    Net loss per common share                            $        (.06)   $        (.06)   $       (1.10)
                                                         =============    =============    =============

    Weighted average number of common shares               145,150,783      125,746,307       62,748,751
                                                         =============    =============    =============

  Diluted
    Net loss per common share                            $        (.06)   $        (.06)   $       (1.10)
                                                         =============    =============    =============

    Weighted average number of common shares               145,150,783      125,746,307       62,748,751
                                                         =============    =============    =============




               See accompanying notes to the financial statements.


                                       F-4


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

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                  Statement of Stockhoders' Equity (Continued)

           From December 10, 1993 (date of inception) to June 30, 2002




                                                          Preferred Stock (**)              Common Stock            Additional
                                                       -----------------------------------------------------------
                                                                Number of                    Number of               Paid-in
                                                          Shares        Amount         Shares          Amount        Capital
                                                       ------------- ------------- --------------- --------------- -------------
Balance at June 30, 2001                                  --             --            119,427,847    55,151,781     1,597,780
                                                          ----    -----------          -----------   -----------   -----------

Common stock issued - line of equity transactions         --             --             11,607,866     6,213,805          --

Common stock issued - exchange for services
    and compensation                                      --             --                560,000       294,350          --

Net loss                                                  --             --                   --            --            --
                                                          ----    -----------          -----------   -----------   -----------

Balance at June 30, 2002                                  --      $      --            131,595,713    61,659,936   $ 1,597,780


Common stock issued - line of equity transactions         --             --             29,390,708     8,737,772          --

Common stock issued - exchange for services
    and compensation                                      --             --              2,007,618       970,653          --


Payment of subscriptions receivable                       --             --                  --             --            --

Net loss                                                  --             --                  --             --            --
                                                          ----    -----------          -----------   -----------   -----------

Balance at June 30, 2003                                  --      $      --            162,994,039   $ 71,368,361   $ 1,597,780
                                                          ====    ===========          ===========   ============   ===========





                                                       Deficit
                                                     Accumulated
                                                     During the

                                                     Development    Subscriptions   Deferred
                                                        Stage        Receivable   Compensation      Total
                                                   ---------------- ------------- -------------- -------------
Balance at June 30, 2001                              (52,986,238)     $(14,309)       $--      $ 3,749,014
                                                     ------------      --------        ---      -----------

Common stock issued - line of equity transactions            --            --           --        6,213,805

Common stock issued - exchange for services
    and compensation                                         --            --       (117,600)       176,750

Net loss                                               (7,677,560)         --           --       (7,677,560)
                                                     ------------      --------        ---      -----------

Balance at June 30, 2002                             $(60,663,798)     $(14,309)       $--      $ 2,462,009


Common stock issued - line of equity transactions           --             --           --        8,737,772

Common stock issued - exchange for services
    and compensation                                        --             --         117,600     1,088,253


Payment of subscriptions receivable                         --           14,309         --           14,309

Net loss                                              (8,180,524)          --           --       (8,180,524)
                                                     ------------      --------        ---      -----------

Balance at June 30, 2003                             $(68,844,322)     $   --        $  --      $ 4,121,819
                                                     ============      ========        ===      ===========




** See Note 15 for a detailed breakdown by Series.

              See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                            Statements of Cash Flows



                                                                                                        From
                                                                                                     Inception
                                                                                                  (December 10,
                                                                 Year Ended      Year Ended        1993) to
                                                               June 30, 2003   June 30, 2002   June 30, 2003
                                                               ------------    ------------    ------------
Net loss                                                       $ (8,180,524)   $ (7,677,560)   $(61,996,562)
                                                               ------------    ------------    ------------
Adjustments to reconcile net loss to net cash
 used for operating activities:
    Depreciation and amortization                                   240,329         246,871       2,057,854
    Gain on sale of fixed assets                                    (11,254)           --           (11,254)
    Amortization of deferred compensation                              --              --         4,064,250
    Noncash interest, compensation and consulting expenses        1,827,425         805,555      15,343,110
    (Increase) decrease in loans receivable - employees             131,925           6,930          91,768
    (Increase) decrease in inventory, net                           913,901        (120,992)      1,045,988
    (Increase) decrease in prepaid expenses                          27,985          (8,096)        (28,722)
    (Increase) decrease in other assets                                --           (52,697)       (438,527)
    Increase (decrease) in accounts payable and
      accrued expenses                                             (300,554)        446,928         971,385
    Increase (decrease) in other current liabilities               (178,250)       (262,200)      1,014,486
                                                               ------------    ------------    ------------

      Total adjustments                                           2,651,507       1,062,299      24,110,338
                                                               ------------    ------------    ------------

      Net cash used for operating activities                     (5,529,017)     (6,615,261)    (37,886,224)
                                                               ------------    ------------    ------------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                     11,254            --            11,254
    Prototype equipment                                                --              --        (2,799,031)
    Capital expenditures                                            (43,314)        (78,055)     (4,072,236)
                                                               ------------    ------------    ------------

      Net cash used for investing activities                        (32,060)        (78,055)     (6,860,013)
                                                               ------------    ------------    ------------

Cash flows from financing activities:
    Repayment of capital lease obligation                              --            (4,056)        (50,289)
    Proceeds from convertible debenture                                --              --         3,240,000
    Proceeds from (repayments) loan payable, net                 (1,153,310)      1,100,000       2,595,029
    Proceeds from issuance of preferred stock                          --              --
                                                                                                 18,039,500
    Net proceeds from issuance of common stock                    7,881,000       5,585,000      22,283,504
                                                               ------------    ------------    ------------

      Net cash provided by financing activities                   6,727,690       6,680,944      46,107,744
                                                               ------------    ------------    ------------

Net increase in cash and cash equivalents                         1,166,613         (12,372)      1,361,507

Cash and cash equivalents at beginning of period                    194,894         207,266             -0-
                                                               ------------    ------------    ------------

Cash and cash equivalents at end of period                     $  1,361,507    $    194,894    $  1,361,507
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

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                       Statement of Cash Flows (Continued)



                                                                                                 From
                                                                                                 Inception
                                                                                                 (December 10,
                                                                Year Ended        Year Ended        1993) to
                                                              June 30, 2003     June 30, 2002    June 30, 2003
                                                              -------------     -------------    -------------
Supplemental disclosures of cash flow information:

         Cash paid for interest                               $       131,145   $     5,104      $     209,968
                                                              ===============   ============     =============

Supplemental disclosures of noncash investing and financing activities:

         Issuance of common stock and options
           in exchange for services                           $       841,853   $   176,750      $   5,856,350
                                                              ===============   =============    =============

         Issuance of common stock as loan fees in
           connection with loans to the Company               $       -         $      -         $     293,694
                                                              ===============   =============    =============

         Issuance of common stock as satisfaction of
           loans payable and accrued interest                 $       -         $      -         $   3,398,965
                                                              ===============   =============    =============

         Issuance of common stock as satisfaction of
           certain accounts payable                           $        -        $      -         $     257,892
                                                              ===============   =============    =============

         Issuance of common stock in
           exchange for property and equipment                $       -         $      -         $      89,650
                                                              ===============   =============    =============

         Issuance of common stock and other current liability
           in exchange for patent licensing agreement          $        -       $      -         $     581,000
                                                              ===============   =============    =============

         Issuance of common stock for
           compensation                                       $       128,800   $   117,600      $   2,194,988
                                                              ===============   =============    =============

         Issuance of common stock through
           exercise of incentive stock options                $        -        $      -         $   3,117,702
                                                              ===============   =============    =============

         Issuance of common stock as
           payment for preferred stock dividends              $        -        $      -         $     507,645
                                                              ===============   =============    =============

         Acquisition of property and equipment
           through the issuance of a capital
           lease payable                                      $        -        $      -         $      50,289
                                                              ===============   =============    =============











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

The Company is in the business of developing medical imaging devices based upon the combination of the advances made in ultrafast electro-optic technology and the unique knowledge of medical imaging devices held by the founders of the Company. Previously, the technology for these imaging devices had not been available. The initial Computed Tomography Laser Mammography ("CTLM(R)") prototype had been developed with the use of "Ultrafast Laser Imaging TechnologyTM", and this technology was first introduced at the "RSNA" scientific assembly and conference during late November 1994. The completed CTLM(R) device was exhibited at the "RSNA" conference November 26-30, 1995. The Company has continued to develop its CTLM(R) technology and to exhibit its latest clinical images produced by the newest generation of the CTLM(R) at the "RSNA" conferences held annually, in Chicago, commencing on the Sunday following Thanksgiving and running for five days.

The initial CTLM(R) prototype produced live images of an augmented breast on February 23, 1995. From the experience gained with this initial prototype, the Company continued its research and development resulting in new hardware and software enhancements.

In order for the Company to sell the CTLM(R) commercially in the United States, it must obtain marketing clearance from the FDA. A PMA application must be supported by extensive data, including pre-clinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Under the Food, Drug, and Cosmetic Act, the FDA has 180 days to review a PMA application, although in certain cases the FDA substantially expands that time period through requests for additional information or clarification of existing information. The Company has submitted four modules, which have been accepted by the FDA as part of its PMA application process. On April 29, 2003 the Company announced that it submitted its PMA application to the FDA and announced on June 18, 2003 that it was notified that it was suitable for filing. The Company was notified on June 18, 2003 that its application for a new medical device was accepted for review by the Medical Device Bureau of Health Canada. Both applications are pending.

Patients are being scanned at the Company's European demonstration sites, the University of Vienna, Allgemeines Hospital and the Humboldt University of Berlin, Charite Hospital and at the Instituto Nacional de Cancerologia (National Cancer Institute) in Mexico City, Mexico. The additional studies obtained from these clinical sites will be used in the Company's CD-ROM clinical atlas.

On June 12, 1997, the Company was advised by patent counsel that its chief executive officer's patent, filed June 5, 1995, was granted with 28 claims. The Company currently has 12 U.S. patents and one International patent and has filed additional United States and foreign patent applications, which are pending.



                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(1)      BACKGROUND (Continued)

The Company is currently in a development stage and is in the process of raising additional capital. There is no assurance that once the development of the CTLMR device is completed and finally gains Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.


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

                Due to recent technological advances resulting in overall lower costs for certain inventory components, the Company has reduced these components of its inventory to their net realizable value. The inventory valuation adjustments are reflected in the statement of operations and amounted to $910,444, $547,942, and $2,648,491, for the years ended June 30, 2003 and 2002, and for the period December 10, 1993 (date of inception) to June 30, 2003, respectively.








                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (d) Prototype equipment

                The direct costs associated with the final CTLMR prototypes have been capitalized. On June 17, 1996 the Company's Director of Research and Development and the Director of Engineering decided to discontinue with the development of the then current generation proprietary scanner and data collection system (components of the prototype CTLMR device) and to begin development of a third generation scanner and data collection system. As a result, certain items amounting to $677,395 were reclassified as follows: $512,453 as research and development expense and $164,942 as computer and lab equipment. The original amortization period of two years was increased to five years to provide for the estimated period of time the clinical equipment would be in service to gain FDA approval.

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







                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (f) Research and development

                Research and development expenses consist principally of expenditures for equipment and outside third-party consultants which are used in testing and the development of the Company's CTLMR device, product software and compensation to specific company personnel. The non-payroll related expenses include testing at outside laboratories, parts associated with the design of initial components and tooling costs, and other costs which do not remain with the developed CTLMR device. The software development costs are with outside third-party consultants involved with the implementation of final changes to the developed software. All research and development costs are expensed as incurred.

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






                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (j) Long-lived assets

                Effective July 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This statement requires companies to write down to estimated fair value long-lived assets that are impaired. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review of recoverability the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. The Company has determined that no impairment losses need to be recognized through the fiscal year ended June 30, 2003.

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











                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (l) Intangible assets

                Intangible assets, consisting of the patent license agreement and UL and CE approvals are reflected in "Other Assets" on the balance sheet, net of accumulated amortization (Note 7). The patent license agreement has a fixed life of seventeen years and will continue to be amortized over its remaining useful life. The UL and CE approvals are subject to amortization and will be reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable, in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company has adopted SFAS 142 for its fiscal year beginning July 2001. As of June 30, 2003, the Company has determined that there is no impairment loss that needs to be recognized at this time with respect to the UL and CE approvals.

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

         (o) Comprehensive income

                SFAS 130, "Reporting Comprehensive Income", requires a full set of general purpose financial statements to be expanded to include the reporting of "comprehensive income". Comprehensive income is comprised of two components, net income and other comprehensive income. For the period from December 10, 1993 (date of inception) to June 30, 2003, the Company had no items qualifying as other comprehensive income.



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

         (q) Impact of recently issued accounting standards

                Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), amends SFAS 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

         (r) Reclassifications

                Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.


(3)      MERGER

On April 14, 1994, IDSI-Fl. acquired substantially all of the issued and outstanding shares of Alkan Corp. The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion #16, wherein the shareholders of IDSI-Fl. retained the majority of the outstanding stock of Alkan Corp. after the merger. (see Note 17)





                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)


                    Notes to Financial Statements (Continued)

(3)      MERGER (Continued)

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

As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However, management of the Company is continually negotiating with various outside entities for additional funding necessary to complete the clinical testing phase of development, required before they can receive FDA marketing clearance. To date, management has been able to raise the necessary capital to reach this stage of product development and has been able to fund any capital requirements. However, there is no assurance that once the development of the CTLMR device is completed and finally gains FDA marketing clearance, that the Company will achieve a profitable level of operations.


(5)      INVENTORIES

Inventories consisted of the following:
                                                          June 30,
                                                    2003              2002
                                             ----------------  ---------------

      Raw materials                           $  1,307,052      $  1,865,858
      Work-in process                               49,784           155,389
      Completed units under testing                655,439           904,929
                                             -------------      ------------

                                              $  2,012,275      $  2,926,176
                                              ============      ============

The raw materials inventory is reflected net of inventory valuation adjustments to the net realizable value for certain components. The valuation adjustments are reflected in the statement of operations and amounted to $910,444, $547,942, and $2,648,491, for the years ended June 30, 2003 and 2002, and for the period December 10, 1993 (date of inception) to June 30, 2003, respectively.


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(6)      PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

                                                           June 30,
                                                    2003               2002
                                              --------------      -------------

    Furniture and fixtures                  $      260,880       $     283,367
    Building and land (See Note 10)              2,086,330           2,086,330
    Clinical equipment                              30,714              30,714
    Computers, equipment and software              349,268             774,492
    CTLMR software costs                           352,932             352,932
    Trade show equipment                              -                158,664
    Laboratory equipment                           222,560             194,034
                                               ------------       -------------

                                                 3,302,684          3,880,533
    Less: accumulated depreciation              (1,173,346)         (1,588,356)
                                              --------------      -------------

             Totals                         $    2,129,338         $  2,292,177
                                              =============        ============

The estimated useful lives of property and equipment for purposes of computing depreciation and amortization are:

              Furniture, fixtures, clinical, computers, laboratory
                equipment and trade show equipment                 5-7 years
              Building                                              40 years
              CTLM(R) software costs                                 5 years

Telephone equipment, acquired under a long-term capital lease at a cost of $50,289, is included in furniture and fixtures. The net unamortized cost of the CTLMR software at June 30, 2003 and 2002 are $0 and $0, respectively, which represents the net realizable value of the CTLMR software at the end of each period presented.

Amortization expense related to the CTLMR software for each period presented in the statement of operations is as follows:

                           Period ended                     Amount
                           ------------                   ---------
                               6/30/01                   $   16,241
                               6/30/00                       51,425
                               6/30/99                       70,514
                               6/30/98                       70,587
                               Prior                        144,165
                                                          ----------

                             Total                        $ 352,932
                                                          =========





                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(7)      OTHER ASSETS

Other assets consist of the following:
                                                                            June 30,
                                                               ----------------------------------
                                                                     2003              2002
                                                               -----------------  ---------------
   Patent license agreement, net of accumulated
     amortization of $170,882 and $136,706, respectively       $     410,118        $    444,294
   UL and CE approvals, net of accumulated
     amortization of $8,225 and $8,225, respectively                 430,302             430,302
   Security deposits                                                  -                   -
                                                               ----------------    -------------

         Totals                                                $     840,420        $    874,596
                                                               ==============       ============

During June 1998, the Company finalized an exclusive Patent License Agreement with its former chief executive officer. (See Note 21) The officer was the owner of patents issued on December 2, 1997 which encompassed the technology of the CTLMR . Pursuant to the terms of the agreement, the Company was granted the exclusive right to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize and practice the Patent, all improvements thereto and all technology related to the process, throughout the world. The license shall apply to any extension or re-issue of the Patent. The term of license is for the life of the Patent and any renewal thereof, subject to termination, under certain conditions. As consideration for the License, the Company issued to the officer 7,000,000 shares of common stock (See Note 17). The License agreement has been recorded at the historical cost basis of the chief executive officer, who owned the patent.


(8)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                      June 30,
                                        ---------------------------------
                                              2003              2002
                                        -------------      -------------

     Accounts payable - trade           $     447,511      $    790,676
     Accrued property taxes payable            14,085            14,085
     Accrued compensated absences             126,721            91,637
     Accrued interest payable                 130,024            97,500
     Accrued wages payable                    218,664           243,661
                                        -------------      ------------

              Totals                    $     937,005      $  1,237,559
                                        =============      ============



                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(9)      OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:
                                                        June 30,
                                             -----------------------------
                                                 2003             2002
                                             ------------    -------------

    Accrued compensation-stock options       $ 1,014,486     $  1,192,736
                                             -----------     ------------

                                             $ 1,014,486     $  1,192,936
                                             ===========     ============


(10)     SHORT-TERM DEBT

Short-term debt consisted of the following:
                                                        June 30,
                                            --------------------------------
                                                  2003             2002
                                            --------------    -------------

         Loan payable                       $     300,407    $    300,407
         Loan payable to officer                     -             53,310
         Mortgage payable                            -            750,000
         Loan payable to related party               -            350,000
                                            --------------    ------------

                                            $     300,407    $  1,453,717
                                            =============    ============

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

During the year ended June 30, 1999, the officers of the Company made loans totaling $1,433,487. The loans were non-interest bearing and originally due by August 31, 1999. On May 18, 1999 the officers were issued a total of 2,171,743 shares of stock as full satisfaction ($874,100) of the loans outstanding at that date. During the year ended June 30, 2000, the officers loaned an additional $352,241. During the year ended June 30, 2000 a portion of the loans were repaid, $21,633 in cash and $430,795 in common stock of the Company, with an additional $292,000 of cash repayments being made during the year ended June 30, 2001. One of the officers loaned the Company $10,000 during 2002, which was repaid one month later, and $81,000 during 2003. All of these loans were repaid during the year ended June 30, 2003.

The Company also borrowed $750,000 from an unrelated third-party by utilizing the equity of their building as collateral on a mortgage (See Note 6). The mortgage note was due on June 11, 2003 and was amortized over 15 years with a balloon payment to be made on June 11, 2003. A 5% loan origination fee and a 2% finder's fee were paid upon the closing of the mortgage. The mortgage was repaid during the year ended June 30, 2003.

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

During the year ended June 30, 2002, the Company borrowed $350,000 from the investor funding the equity line of credit. (See Note 11) The loan was originally to be repaid August 1, 2002, however the term of the loan was mutually extended, with payments to be deducted from the next seven "puts" made by the Company on the equity line at $50,000 per "put". The amount will be withheld from the proceeds being funded to the Company as repayment on the loan. Interest on the loan accrues at 2% per month with the total accrued interest amounting to $7,000 during the year ended June 30, 2002. The loan was repaid during the year ended June 30, 2003.






                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(11)     OTHER OPERATING EXPENSES

Other operating expenses are detailed as follows:

                                                                            From Inception
                                                                             (December 10,
                                           Year Ended        Year Ended         1993) to
                                         June 30, 2003     June 30, 2002     June 30, 2003
                                         -------------     -------------    --------------
Certification expenses                    $    38,814    $    45,735      $    84,549
Advertising and promotion expenses             62,325        173,956        1,232,245
Clinical expenses                              56,024        102,178          690,215
Consulting expenses                           377,272        380,049        4,257,365
Insurance costs                               382,932        316,256        1,587,416
Inventory restocking costs                       --             --            377,006
Professional fees                             512,779        405,236        3,123,825
Sales and property taxes                       49,632         54,405          504,085
Stockholder expenses                          128,391        178,303          646,644
Trade show expenses                           143,889        160,806        1,285,199
Travel and subsistence costs                  238,322        552,875        2,015,109
Rent expense                                    8,630         11,435          324,970
Loan placement expenses and fees                 --           15,000          671,494
Liquidated damages costs                         --             --            140,000
Settlement expenses                           841,853        176,750        1,018,603
Death benefit expenses                           --          286,225          286,225
                                          -----------    -----------      -----------

         Total other operating expenses   $ 2,840,863    $ 2,859,209      $18,244,950
                                          ===========    ===========      ===========




(12)     EQUITY LINE OF CREDIT

On August 17, 2000 the Company finalized a financing agreement with a private institutional equity investor which contains two component parts, a $25 million Private Equity Agreement and a private placement of 500 shares of Series K convertible preferred stock as bridge financing in the amount of $5,000,000 (See
Note 16). On May 15, 2002, the Company entered into a second private equity agreement which replaced the original Private Equity Agreement. The terms of the second Private Equity Agreement were substantially equivalent to the terms of the original agreement, except that (i) the commitment period is three years from the effective date of a registration statement covering the second Private Equity Agreement shares, (ii) the minimum amount we must draw through the end of the commitment period is $2,500,000, (iii) the minimum stock price requirement has been reduced to $.20, and (iv) the minimum average trading volume has been reduced to $40,000.




                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(12)     EQUITY LINE OF CREDIT (Continued)

On October 29, 2002, the Company entered into a new "Third Private Equity Credit Agreement" which the Company intends to supplement the second Private Equity Agreement. The terms of the Third Private Equity Credit Agreement are substantially equivalent to the terms of the prior agreement, in that (i) the commitment period is three years from the effective date of a registration statement covering the Third Private Equity Credit Agreement shares, (ii) the maximum commitment is $15,000,000, (iii) the minimum amount we must draw through the end of the commitment period is $2,500,000, (iv) the minimum stock price requirement has been reduced to $.10, and (v) the minimum average trading volume in dollars has been reduced to $20,000. The conditions to draw under this private equity line, as described above, may materially limit the draws available to the Company. On November 7, 2002 the Company filed a registration statement on Form S-2 to register 5,500,000 shares underlying the Third Private Equity Credit Agreement, which was declared effective by the SEC on November 21, 2002. On December 30, 2002 the Company filed a registration statement on Form S-2 to register an additional 9,750,000 shares underlying the Third Private Equity Credit Agreement, which was declared effective by the SEC on January 16, 2003. On April 11, 2003 the Company filed a registration statement on Form S-2 to register an additional 9,800,000 shares underlying the Third Private Equity Credit Agreement, which was declared effective by the SEC on May 13, 2003.

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

This financing agreement has no warrants attached to either the bridge financing or the private equity line. Furthermore, the Company was not required to pay the investor's legal fees, but the Company does pay a 5% consulting fee for the money funded in this transaction. The Company sold $2,840,000 of common stock under the terms of the agreement during the year ended June 30, 2001. The total shares issued by the Company amounted to 3,407,613. The Company incurred $139,985 of consulting fees and recorded $303,666 of deemed interest expense as a result of the 9% discount off of the market price. During the year ended June 30, 2002, an additional $5,585,000 of common stock was sold under the terms of the equity line agreement, and the Company issued a total of 11,607,866 shares of common stock. The Company incurred $296,250 of consulting fees and recorded $628,805 of deemed interest expense as a result of the 9% discount off of the market price. During the year ended June 30, 2003, an additional $7,881,000 of common stock was sold under the terms of the equity line agreement, and the Company issued a total of 29,390,708 shares of common stock. The Company incurred $211,800 of consulting fees and recorded $856,772 of deemed interest expense as a result of the 9% discount off of the market price.




                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(13)     LEASES

The Company had entered into a lease arrangement which expired in 2002 for its telephone equipment. This arrangement transfers to the Company substantially all of the risks and benefits of ownership of the related asset. The asset has been capitalized as property and equipment (see Note 6) and the obligation has been recorded as debt. At June 30, 2003, there were no additional payments to be made on the lease.

The Company also leases certain office equipment under operating leases expiring in future years. Minimum future lease payments under the non-cancelable operating lease having a remaining term in excess of one year as of June 30, 2003 are as follows:

                           Year ending June 30,                  Amount
                           -------------------                   ------
                                     2004                      $    5,604
                                     2005                           5,604
                                     2006                           4,159
                                     Thereafter                     2,492
                                                                ---------

                  Total minimum future lease payments           $  17,859
                                                                =========


(14)     INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carryforwards of approximately $50,507,000 to offset future taxable income. Such carryforwards expire in years beginning 2009. The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $19,950,000 and $15,050,000 at June 30, 2003 and 2002,
respectively. The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from July 1, 2002 to June 30, 2003 was an increase of approximately $4,900,000.




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

    Series K Preferred Stock
    ------------------------
    On July 17, 2000, the Company finalized the private placement to foreign investors of 500 shares of its Series K Convertible Preferred Stock at a purchase price of $10,000 per share. The agreement was executed in accordance with and in reliance upon the exemption from securities registration by Rule 506 under Regulation D as promulgated by the Securities Act of 1933, as amended.

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

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of June 30, 2003, including certain additional information with respect to the deemed preferred stock dividends that were calculated as a result of the discount from market for the conversion price per share:





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

In addition, during the year ended June 30, 1995, wages accrued to the officers of the Company in the amount of $151,000, were satisfied with the issuance of 377,500 shares of restricted common stock. Compensation expense has been recorded during the fiscal year pursuant to the employment agreements with the officers. In addition, during the year ended June 30, 1995, 75,000 shares of restricted common stock were issued to a company executive pursuant to an employment agreement. Compensation expense of $78,750 was recorded in conjunction with this transaction.





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

As of June 30, 1996, there were a total of 425,416 shares of common stock issued as a result of the conversion of the Series A Convertible Preferred Stock and the related accumulated dividends (See Note 16).

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

During the year ended June 30, 1997, the Company issued a total of 1,881,295 shares ($5,461,589) of its common stock. The conversion of Series A Convertible Preferred Stock, including accrued dividends (See Note 16), accounted for the issuance of 1,081,962 shares ($2,808,643). The remaining 799,333 shares were issued as follows:

                1. Services rendered by independent consultants in exchange for 31,200 shares. Research and development expenses of $90,480 were charged as the fair market value at November 20, 1996 was $2.90 per share.

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

                5. Services rendered by an independent consultant during June 1997 in exchange for 199,000 shares. Consulting expenses of $548,149 were charged, as the fair market value on the date of the transaction was approximately $2.75 per share.

                6. Exercise of incentive stock options comprised of 27,000 shares ($33,750) exercised and paid for at $1.25 per share, and 334,933 shares ($1,103,203) acquired in the exchange for options tendered in a cash-less transaction.

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

                3. Services rendered by an independent consultant in exchange for 40,000 shares. Consulting expenses of $67,480 were charged as the fair market value at September 4, 1997 was $1.69 per share.

                4. Services rendered by a public relations company in exchange for 166,000 shares. Public relations expenses of $269,750 were charged as the fair market value at October 24, 1997 was $1.63 per share.

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



                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(17)     COMMON STOCK (Continued)

                6. Services rendered by an independent consultant in exchange for 250,000 shares. Consulting expenses of $320,000 were charged as the fair market value at January 7, 1998 was $1.28 per share.

                7. Services rendered by an independent consultant during May 1998 in exchange for 200,000 shares. Consulting expenses of $140,000 were charged, as the fair market value on that date was $.70 per share.

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

On July 10, 1998, the majority shareholders of the Company authorized, by written action, the Company's adoption of an Amendment to the Company's Articles of Incorporation increasing the Company's authorized shares of common stock from 48,000,000 shares to 100,000,000 shares. The Florida Statutes provide that any action to be taken at an annual or special meeting of shareholders may be taken without a meeting, without prior notice and without a vote, if the action is taken by a majority of outstanding stockholders of each voting group entitled to vote. On August 5, 1998, the Company filed an Information Statement with the Securities and Exchange Commission with regard to the Written Action. The Majority Shareholders consent with respect to the Amendment was effective on February 18, 1999. The number of authorized shares was further increased to 150,000,000 shares during the shareholders annual meeting held on May 10, 2000, and increased again during the 2002 annual meeting to 200,000,000 shares, effective January 3, 2003.

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

                6. A total of 2,974,043 shares were issued as repayment of various accounts payable and loans payable during the year. A total of $1,196,992 (average of $.40 per share) of debts were satisfied through the issuance of the stock.

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

                9. During the year a total of 150,000 shares were issued for to various independent parties for services rendered to the Company. Expenses of $81,788 were charged, or an average price of $.50 per share.




                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(17)     COMMON STOCK (Continued)

During the year ended June 30, 2000, the Company issued a total of 56,214,003 shares ($12,997,328) of its common stock. The conversion of Convertible Debentures accounted for the issuance of 4,060,398 shares ($3,958,223), the conversion of Redeemable Convertible Preferred Stock (see Note 15) accounted for the issuance of 3,834,492 shares ($507,115), and the conversion of Convertible Preferred Stock (see Note 16) accounted for the issuance of 41,581,242 shares ($6,806,219). The remaining 6,737,871 shares were issued as follows:

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

During the year ended June 30, 2001, the Company issued a total of 13,916,169 shares ($12,333,724) of its common stock. The conversion of Convertible Preferred Stock (see Note 16) accounted for the issuance of 5,664,067 shares ($5,580,531), and the common stock issued through the equity line of credit (See
Note 12) accounted for the issuance of 3,407,613 shares ($3,143,666). The remaining 4,844,489 shares were issued as follows:


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

During the year ended June 30, 2002, the Company issued a total of 12,167,866 shares ($6,508,155) of its common stock. The common stock issued through the equity line of credit (See Note 12) accounted for the issuance of 11,607,866 shares ($6,213,805). The remaining 560,000 shares were issued as follows:

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

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(17)     COMMON STOCK (Continued)

During the year ended June 30, 2003, the Company issued a total of 31,398,326 shares ($9,708,425) of its common stock. The common stock issued through the equity line of credit (See Note 12) accounted for the issuance of 29,390,708 shares ($8,737,772). The remaining 2,007,618 shares were issued as follows:

                1. During December 2002, 258,500 shares of bonus stock were issued to Company employees. Compensation of $62,425 was charged as, the fair market value of the common stock on the dates of issuance averaged $.24 per share. In addition, the Company recorded an adjustment for deferred compensation, which resulted in a reduction to common stock for $73,500.

                2. A total of 1,194,118 shares were issued in conjunction with the settlement on June 5, 2003 of a lawsuit. Settlement expense of $841,853 has been charged on the statement of operations as the fair market value of the stock at the date of issuance was $.70 per share.

                3. During the year a total of 555,000 shares were issued to various parties for services rendered to the Company. Expenses of $139,875 were charged, or an average price of $.25 per share.


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

Transactions and other information relating to the plans are summarized as follows:


         Employee Plan:
                                      Incentive Stock Options         Non Statutory Stock Options
                                  -------------------------------   ----------------------------
                                    Shares      Wtd. Avg.  Price         Shares        Wtd. Avg.  Price
                                  ----------    ----------------     -------------     ----------------
Outstanding at June 30, 1994            -0-                              -0-
   Granted                           75,000        $ 1.40            1,500,000            $   1.12
   Exercised                           --                                --
                                   ----------                        ----------

Outstanding at June 30, 1995         75,000          1.40            1,500,000                1.12
   Granted                          770,309          1.66              750,000                1.44
   Exercised                       (164,956)          .92           (1,800,000)               1.50
                                   ----------                       -----------

Outstanding at June 30, 1996        680,353          1.81              450,000                 .13
   Granted                          371,377          3.27              750,000                3.88
   Exercised                       (395,384)         1.10                 --
                                   ----------                       ----------

Outstanding at June 30, 1997        656,346          3.07            1,200,000                2.47
   Granted                          220,755          1.95              750,000                2.75
   Exercised                           --                              (65,712)                .35
   Canceled                        (175,205)         4.25                 --
                                  ----------                        ------------



                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(18)     STOCK OPTIONS (Continued)

Outstanding at June 30, 1998        701,896          2.42            1,884,288                2.66
   Granted                          786,635           .48              750,000                 .43
   Exercised                              -                            (65,612)                .35
   Canceled                         (82,500)         3.37                 -
                                 -----------                      -------------

Outstanding at June 30, 1999      1,406,031           .53 **         2,568,676                2.24
   Granted                        3,139,459           .34                -
   Exercised                       (770,702)          .37             (318,676)                .35
   Canceled                         (64,334)          .47                -
                                 -----------                      -------------

Outstanding at June 30, 2000      3,710,454           .42            2,250,000                2.35
   Granted                        1,915,700          2.59                -
   Exercised                     (3,030,964)          .32             (750,000)                .31
   Canceled                        (279,982)          .60           (1,500,000)               2.75
                                 ----------                       ------------

Outstanding at June 30, 2001      2,315,208          2.38                -
   Granted                        6,839,864           .68                -
   Exercised                            -                                -
   Canceled                      (2,695,482)         1.17                -
                                 ---------                        ------------

Outstanding at June 30, 2002      6,459,590          1.57                -
   Granted                        1,459,705           .38                -
   Exercised                             -                               -
   Canceled                         (81,788)          .74                -
                                 ----------                       ------------

Outstanding at June 30, 2003      7,837,507          1.19                -
                                 ==========                       ============

** On June 25, 1999, the exercise price of 502,225 outstanding incentive stock options was restated to $.60 per share. The Company has recorded compensation of $330,569 during the fiscal year ended June 30, 1999 as a result of this repricing, in accordance with the guidelines discussed in the proposed FASB interpretation of APB Opinion No. 25.

         Director Plan:
                                                          Stock Options
                                                  Shares      Wtd. Avg.  Price
                                                  ------      ----------------
               Outstanding at June 30, 2000        -0-
                  Granted                        150,000            $.65
                  Exercised                         -
                  Canceled                          -
                                               ---------








                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(18)  STOCK OPTIONS (Continued)

         Outstanding at June 30, 2001            150,000              .65
            Granted                              300,000              .55
            Exercised                               -
            Canceled                                -
                                               -----------

         Outstanding at June 30, 2002            450,000              .58
            Granted                              400,000              .18
            Exercised                               -
            Canceled                                -
                                               ----------

         Outstanding at June 30, 2003            850,000              .40
                                               ===========

At June 30, 2003 and 2002, 4,941,985 and 2,244,045, respectively, of the employee incentive stock options were vested and exercisable. The employee stock options vest at various rates over periods up to ten years. At June 30, 2003 and 2002, 575,000 and 300,000, respectively, of the director stock options were vested and exercisable. Shares of authorized common stock have been reserved for the exercise of all options outstanding. The following summarizes the option transactions that have occurred:

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

    At various dates during the year ended June 30, 2000, the Company issued to its officers and various employees incentive options to purchase 3,139,459 shares of common stock at prices ranging from $.23 to $4.38. The exercise price was established as the fair market value of the common stock at the date of grant for employees, and 110% of the fair market value at the date of grant for officers, therefore no compensation was recorded on the issuance of the options. The officers' options vested immediately, while the employees' options vest one-third from the grant date, with one-third vesting each of the next two years. The options expire in five years from the grant date.

    At various dates during the year ended June 30, 2001, the Company issued to its officers and various employees incentive options to purchase 1,915,700 shares of common stock at prices ranging from $.65 to $2.85. The exercise price was established as the fair market value of the common stock at the date of grant for employees, and 110% of the fair market value at the date of grant for officers, therefore no compensation was recorded on the issuance of the options. The officers' options vested immediately, while the employees' options vest one-third from the grant date, with one-third vesting each of the next two years. The options expire in five years from the grant date.

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

    At various dates during the year ended June 30, 2002, the Company issued to its officers and various employees incentive options to purchase 6,839,864 shares of common stock at prices ranging from $.50 to $.93. The exercise price was established as the fair market value of the common stock at the date of grant for employees, and 110% of the fair market value at the date of grant for officers, therefore no compensation was recorded on the issuance of the options. Vesting for certain of the officers' options is immediately, while the other officers' options and the employees' options vest over varying periods up to three years from the date of grant. The options expire from four to ten years from the grant date.

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

    At various dates during the year ended June 30, 2003, the Company issued to its officers and various employees incentive options to purchase 1,459,705 shares of common stock at prices ranging from $.19 to $.79. The exercise price was established as the fair market value of the common stock at the date of grant for employees, and 110% of the fair market value at the date of grant for officers, therefore no compensation was recorded on the issuance of the options. Vesting for certain of the officers' options is immediately, while the other officers' options and the employees' options vest over varying periods up to three years from the date of grant. The options expire from four to ten years from the grant date.

    In addition, at various dates during the year ended June 30, 2003 the Company granted to each new director a stock option to purchase 100,000 shares (an aggregate of 400,000 shares) of the Company's common stock at exercise price ranging from $.20 to $.25 per share. The option expires in ten years and shall become exercisable on a quarterly pro-rata basis (25,000 shares) from the date of grant. The option is not intended to be an incentive stock option pursuant to Section 422 of the Internal Revenue Code.


    The following table summarizes information about all of the stock options outstanding at June 30, 2003:


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(18)     STOCK OPTIONS (Continued)


                                           Outstanding options                       Exercisable options
                                           -------------------                       -------------------
                                                Weighted
                                                average
          Range of                              remaining        Weighted                         Weighted
      exercise prices         Shares            life (years)     avg. price         Shares        avg. price
      ---------------      --------------       ------------     -----------     ------------     ----------
       $ .11 - 1.25        7,394,542            4.34            $  .57            4,264,526        $ .59
        1.36 - 2.49          204,690            1.59              1.59              200,070         1.58
        2.50 - 3.75        1,088,275            2.91              2.91            1,052,389         2.93
       -----------------------------------------------------------------------------------------------------


       $ .11 - 3.75        8,687,507            4.10            $  .88            5,516,985      $  1.07
      ======================================================================================================


At June 30, 2003, the Company has two stock-based compensation plans, which have been previously described. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans with respect to its employees, however compensation has been recorded with respect to its officers due to their provisions of utilizing "additional incentive stock options" to exercise their incentive stock options, and acquire shares of common stock. The compensation cost that has been charged against income for the officers was $(178,250) and $(262,200) for 2003 and 2002, respectively.

The weighted average Black-Scholes value of options granted during 2003 and 2002 was $.19 and $.36 per option, respectively. Had compensation cost for the Company's fixed stock-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as indicated below:


                                                                                         From
                                                                                         Inception
                                                                                        (December 10,
                                                       Year Ended        Year Ended      1993) to
                                                     June 30, 2003     June 30, 2002     June 30, 2003
                                                     -------------     -------------    --------------
         Net loss to common shareholders -
                  As reported                        $  (8,180,524)    $   (7,677,560)  $ (68,844,322)
                                                     =============     ==============   =============

                  Pro forma                          $  (7,328,944)    $   (7,031,083)  $ (65,582,880)
                                                     =============     ==============   =============

         Basic loss per share -
                  As reported                        $      (.06)      $      (.06)     $      (1.10)
                                                     ==============    ==============   ==============

                  Pro forma                          $      (.05)      $      (.06)     $      (1.05)
                                                     ==============    ==============   ==============







                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(18)     STOCK OPTIONS (Continued)

         Diluted loss per share -
                  As reported                        $      (.06)      $      (.06)      $      (1.10)
                                                     ================  ================  ==================

                  Pro forma                          $      (.05)      $      (.06)      $      (1.05)
                                                     ================  ================  ==================


For purposes of the preceding proforma disclosures, the weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively: no dividend yield; volatility of 107.8% and 79.2%; risk-free interest rate of 4% and 5%; and an expected term of five years.


(19)     CONCENTRATION OF CREDIT RISK

During the year, the Company has maintained cash balances in excess of the Federally insured limits. The funds are with a major money center bank. Consequently, the Company does not believe that there is a significant risk in having these balances in one financial institution. The cash balance with the bank at June 30, 2003 was $1,427,012.


(20)     FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximated their fair values due to the short maturity of these instruments. The fair value of the Company's debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At June 30, 2003 and 2002, the aggregate fair value of the Company's debt obligations approximated its carrying value.


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





                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(21)     COMMITMENTS AND CONTINGENCIES (Continued)

At a special meeting of the Board of Directors held on August 28, 2001 the Board voted to grant a death benefit of one year's salary ($286,225) to the beneficiary of the CEO in recognition of his services as a co-founder, CEO and inventor of the CTLM(R). As of the date of this report the Company has paid $165,000 of this death benefit. The remaining balance of $131,225 is included in accrued expenses on the balance sheet as of June 30, 2003.

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

On August 15, 2001, the Company entered into a three-year employment agreement with its Chief Operating Officer at an annual salary of $110,000. The COO was also granted 500,000 incentive stock options at an exercise price of $.77 per share, the fair market value at the date of the grant, which will vest ratably over the three year period.

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


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(21)     COMMITMENTS AND CONTINGENCIES (Continued)

The Company has entered into agreements with various distributors located throughout Europe, Asia, Canada, Mexico, Latin America and South America to market the CTLMR device. The terms of these agreements range from eighteen months to three years. The Company has the right to renew the agreements, with renewal periods ranging from one to five years.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information concerning our directors and executive officers:



Name                 Age                Position                  Year Elected or Appointed
----                 ---                --------                  -------------------------
Linda B. Grable      66        Chairman of the Board, Chief                 1994
                               Executive Officer

Allan L. Schwartz    61        Executive Vice-President, Chief              1994
                               Financial Officer and Director

Edward R. Horton     45        Chief Operating Officer                      2001

Deborah O'Brien      39        Senior Vice-President                        2003

Sherman Lazrus       68        Director                                     2002

Patrick J. Gorman    49        Director                                     2003

Edward Rolquin       74        Director                                     2003

Jay S. Bendis        56        Director                                     2003


David E. Danovitch, Stanley A. Hirschman and Phil E. Pearce decided not to run for re-election at the Annual Meeting on December 17, 2002. Sherman Lazrus, Scott R. Yablon, Rolv H. Heggenhougen and Thomas P. Salmon were elected to the Board of Directors on December 17, 2002. Mr. Yablon and Mr. Heggenhougen resigned from the Board on January 13, 2003 and Mr. Salmon resigned on February 19, 2003.

Messrs. Gorman, Rolquin and Bendis were appointed by the Board of Directors on January 16, February 25, and February 28, 2003 respectively.

Allan Schwartz and Linda Grable are our founders and as such may be deemed "promoters" and "parents" as defined in the Rules and Regulations promulgated under the Securities Act, as those terms are defined in the rules and regulations promulgated under the Securities Act. Directors serve until the next meeting of shareholders. Officers serve at the pleasure of the Board of Directors.

We have adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. .

Linda B. Grable
Ms. Grable has been our Chief Executive Officer since August 2001, and, since its inception in 1993, has served as Chairman of the Board and Director of the Company. She was our President from inception to August 2001. She has played a major role in raising approximately $46 million in debt and equity funding for the research and development of the CTLM(R) device. She has over 35 years experience in negotiating funding with banking institutions for both medical and real estate development businesses. Ms. Grable has over 20 years of executive experience in the medical device industry, for both sales and marketing in the U.S. and foreign countries. She is a graduate of Ohio State University and holds a BA in Journalism and Marketing.

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

Deborah O'Brien
Deborah O'Brien was appointed Senior Vice President by the Board of Directors on September 15, 2003. Ms. O'Brien has been employed at IDSI since 1995. During her tenure, she has held the positions of Director of Investor Relations, Vice President of Corporate Communications and most recently, since September 2001, Vice President of Business Development. Her responsibilities have included developing and executing a strategic corporate communications campaign. She managed internal communications as well as outside public relations agency efforts to secure national print and broadcast media placements. In addition, Ms. O'Brien was directly responsible for the development and establishment of consumer and industry awareness of our CTLM(R) System via a media outreach which targeted industry publications, national network television, radio, nationally-circulated publications and high traffic internet sites.As Vice President of Business Development, she was closely involved with various regulatory and marketing projects and played an integral role in the development and preparation of our PMA Application. She also supervised and managed the collection of clinical data for the PMA process. Prior to joining IDSI, she worked for seven years in the financial arena, managing investor accounts, and in the medical device industry, marketing medical equipment. Ms. O'Brien began her career in the mortgage loan industry as an account executive with Citibank.

Sherman Lazrus
Mr. Lazrus has been a Director since December 2002 and serves as a member of the Compensation Committee. He has enjoyed a distinguished career with nearly 40 years' experience in government and private sector health care and health care finance. He was elected to the Board of Directors of Emergency Filtration Products, Inc., Las Vegas, NV (OTCBB: EMFP) in December 1998, and appointed as Interim Chief Executive Officer in June 2001 and appointed Chairman of the Board of Directors in August 2002. He continues to serve in these positions. Mr. Lazrus presently also serves as President of American Medical Capital, a division of American Medical Enterprises, LLC located in Bethesda, Maryland, a financial services and investment banking company specializing in the healthcare industry, a position he has held since 1991. Mr. Lazrus was initially employed with the Federal Government and while at the Department of Health, Education and Welfare in 1964 he was involved with the development of the Medicare and Medicaid Programs and served as the Director of Policy Coordination for the two programs. Also while employed by the Federal Government, Mr. Lazrus served from 1965 to 1966 in the office of the Director of the National Institute of Health and was involved in planning activities in areas involving biomedical research. He later administered the Social Security Administration's Disability Insurance Research Programs as Director of Program Analysis. Mr. Lazrus's final Federal Government position encompassed the administration of the military health care system serving as the Deputy Assistant Secretary of Defense from 1974 to 1976. In this position he was the Federal Government's senior career health official. Mr. Lazrus also served in the State of Maryland's Governor's office as Director of the Governor's Study Group on Vocational Rehabilitation from 1966 to 1968 and later developed a comprehensive human services delivery system for the City of Washington, D.C. from 1968 to 1972. While in the private sector, Mr. Lazrus from 1976 to 1978 was Vice President of American Medical International Inc., a major NYSE hospital corporation, which owned and operated numerous hospitals around the world. The company is now known as Tenet Healthcare Corporation. As a developer Mr. Lazrus was responsible for the development of various Washington D.C. area office buildings, shopping centers, industrial warehouses and residential communities. Mr. Lazrus attended George Washington University where he received A.A., B.A. and M.B.A. degrees.

Patrick J. Gorman
Mr. Gorman, a Certified Public Accountant practicing in West Islip, New York, has been a Director since January 2003 and serves as Chairman of the Audit Committee. He has enjoyed a distinguished 25-year career in both public and private accounting. From 1991 to the present he has worked in private practice, serving both publicly traded and privately held companies, specializing in taxation. Mr. Gorman served as Corporate Tax Manager for Axsys Technologies, Inc. in Deer Park, New York from 1987 to 1990 and Controller/Tax Manager for Computer Associates in Jericho, New York from 1983 to 1986. Prior to joining Computer Associates, he served as Tax Manager with Ernst & Young in Melville, New York and Tax Accountant for Arthur Andersen in New York City. Mr. Gorman holds a MS in taxation from Long Island University and is a member of the NYSSCPA and the AICPA.

Edward Rolquin
Mr. Rolquin of Naples, Florida, a consultant and retired corporate executive, has been a Director since February 2003 and serves as a member of the COmpensation Committee. He has enjoyed a distinguished 48-year career in management, sales and finance with international experience in the medical industry. From 1989 to 1995, he served as a consultant for the Chinese government on various import, export and technology transfer projects. From 1984 to 1992 Mr. Rolquin was the Founder and President of JR Micrographics in Huntington, NY that specialized in medical records management. He has served in a management and consultant capacity while working with major international companies such as Anaconda Copper Mining Company in Chile and El Salvador from 1952 to 1984, Mobil Oil from 1976 to 1984, Cerro Corp., (an international mining company in Peru) from 1962 to 1978, and Esso (Standard Oil) from 1957 to 1968. Mr. Rolquin was responsible for equipping five hospitals for Anaconda, a 100-bed hospital in Chile for Cerro Corp., a 50-bed dispensary for Mobil Oil, and a hospital for Esso.

Jay S. Bendis
Mr. Bendis of Akron, Ohio, has been a Director since February 2003 and serves as a member of the Audit Committee and is Chairman of the Compensation Committee.

He has over 30 years experience in sales and marketing and is currently President of Transfer Technology Consultants, Akron, OH, where he specializes in transferring new product concepts through to commercialization working with established and start-up companies in both domestic and international markets. He is also a partner in the Crystal Corridor Group, Hudson, OH, which works with Kent State University's Liquid Crystal Institute in facilitating liquid crystal technology. From 1995 to 2000, Mr. Bendis was Vice President of Sales and Marketing and a Director of American Bio Medica Corp. a public company in Kinderhook, NY, which develops and markets on-site drug abuse diagnostic kits. From 1993 to 1999, he was the President and co-founder of Emerging Technology Systems, Akron, OH, which is a research and development company specializing in developing new concept medical devices. From 1990 to 1992, he was a co-founder and Vice President of Sales and Marketing and a Director for Scientific Imaging Instruments of Trumbull, CT. From 1985 to 1990, he served as National Sales Manager of the XANAR Laser Corp., Colorado Springs, CO, a division of Johnson & Johnson, where he directed its national sales force and developed its marketing strategy for integrating high power lasers into the hospital market. From 1979 to 1984, he was the Sales and Marketing Manager for the IVAC Corp., San Diego, CA, a division of Eli Lilly Corp. and has had sales and management experiences with XEROX and A.M. International. He has also served as a member of the Edison BioTechnology Center Advisory Council for the State of Ohio. Mr. Bendis presently serves on the Boards of several private companies and earned his B.A. in Marketing/Management from Kent State University.

Our Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers serve at the discretion of the board.

AUDIT COMMITTEE
The Board of Directors has elected Patrick J. Gorman as Chairman of the Audit Committee. In addition, the Board has determined that Mr. Gorman is an "audit committee financial expert," as defined under new SEC regulations, who is independent of management of the Company. Jay S. Bendis also serves as a member of the Audit Committee.

COMPENSATION COMMITTEE
The Board of Directors has elected Jay S. Bendis as Chairman of the Compensation Committee. Sherman Lazrus and Edward Rolquin also serve as members of the Compensation Committee.

COMPENSATION OF DIRECTORS
Each director who is not an employee of the Company receives a quarterly retainer of $2,000 and $600 per diem fees for days in which a Board meeting is attended or a non-employee board member is otherwise required to visit the Company or spend a significant amount of a day on Company matters. Non-employee directors are also reimbursed for travel expenses. Non-employee directors will be eligible to receive options to purchase 100,000 shares per year of the Company's common stock, vesting at 25,000 shares per quarter of service to the Company. The shares shall be issued pursuant to the Company's 2002 Incentive and Non-Statutory Stock Option Plan.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended June 30, 2003.

AUDIT FEES
The independent auditors of the Company for the year ended June 30, 2003 were Margolies, Fink & Wichrowski. The aggregate fees, including expenses billed by Margolies, Fink & Wichrowski, in connection with the audit of the Company's annual financial statements for the most recent fiscal year and for the review of the Company's financial information included in its annual report on Form 10-KSB and its quarterly reports on Form 10-QSB were $23,435.

ALL OTHER FEES
There were no other fees, including expenses billed for other services rendered to the Company by Margolies, Fink & Wichrowski during the year ended June 30, 2003.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers for services rendered to us during fiscal 2003, 2002 and 2001. No other person during these years, who served as one of our executive officers, had a total annual salary and bonus in excess of $100,000. Also, see "Stock Option Plan-Option/SAR Grants in Last Fiscal Year".


                                             SUMMARY COMPENSATION TABLE

                                 Annual Compensation                     Long-Term Compensation

Name & Principal
Position               Fiscal Year      Salary      Other Annual    Restricted    Securities/Underlying
                                                    Compensation    Stock Awards      Option/SARs
Linda B Grable, CEO       2001         $127,404                                        500,000
and Director              2002         $218,648                                        500,000
                          2003         $280,000                                        750,000 (2)

Richard J. Grable,        2001         $286,225                                        500,000
CEO and Director (1)      2002         $35,778

John d'Auguste (3)        2002         $73,769
President

Allan L. Schwartz,        2001         $127,404                                        500,000
Exec. V.P., CFO and       2002         $134,836                                        500,000
Director                  2003         $144,275                                        500,000 (2)

Edward R. Horton          2002         $96,673
COO(4)                    2003         $113,300                                        166,667


     (1)  Mr. Grable passed away on August 13, 2001.
     (2) The aggregate dollar value of the 2003 options, based on the averaged high and low price on June 30, 2003 are as follows: Linda B. Grable-$603,750; and Allan L Schwartz-$402,500.
     (3) Mr. d'Auguste commenced employment on August 15, 2001 and resigned on March 14, 2002.
     (4)  Mr. Horton commenced employment on August 15, 2001.


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

At a special meeting of the Board of Directors held on August 28, 2001 the Board, with Linda Grable abstaining, voted to grant a death benefit of one year's salary ($286,225) to Richard Grable's beneficiary in recognition of his services as a co-founder, CEO and inventor of the CTLM(R). As of the date of this report we have paid $215,000 of this death benefit to Linda Grable, as beneficiary of Richard Grable.

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

On September 15, 2003, we entered into a three-year employment agreement with our Senior Vice-President at an annual salary of $ 95,000. The Senior Vice-President was also granted 302,000 incentive stock options at an exercise price of $1.13 per share, the fair market value at the date of the grant, which will vest ratably over the three-year period.

The following table sets forth certain information with regard to the Options/SAR grants by the Company to management for the fiscal year ended June 30, 2003. Linda B. Grable, Allan L. Schwartz and Edward Horton did not exercise any options during fiscal 2003.


                      Option/SAR Grants in Last Fiscal Year

                      No. of          % of Total
                      Securities      Options Granted     Exercise or        Market Price
                      Underlying      to Employees In     Base Price         On Date of      Expiration
Name                  Options         Fiscal Year         ($/Share)          Grant           Date
----                  Granted         ----------          ---------          ---------       --------
                      -------
Linda B. Grable
Allan L. Schwartz      500,000            34%               $0.30             $0.27        8/30/04
Edward Horton



Stock Option Plans
------------------
Our 1995 Stock Option Plan was approved by our Board of Directors and adopted by the shareholders at the March 1995 annual meeting. The plan provided for the granting, exercising and issuing of incentive options pursuant to Internal Revenue Code, Section 422.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

The following table shows the beneficial ownership of our common stock as of September 25, 2003 regarding:

     o each person that we know of who beneficially owns more than 5% of the outstanding shares of our common stock,
     o    each current director and executive officer, and
     o    all executive officers and directors as a group.

Name and Address             Number of Shares Owned      % of Outstanding
of Beneficial Owner          Beneficially (1)(2)         Shares of Common Stock
-------------------          ----------------------      -------------------

Linda B. Grable              18,300,274(3)                     10.7%
6531 NW 18th Court
Plantation, FL 33313

Allan L. Schwartz             6,454,400(4)                      3.8%
6531 NW 18th Court
Plantation, FL 33313

Edward Horton                   340,834(5)                      0.2%
6531 NW 18th Court
Plantation, FL 33313

Deborah O'Brien                 658,333(6)                      0.3%
6531 NW 18th Court
Plantation, FL 33313

Sherman Lazrus                   75,000(7)                      0.1%

Patrick J. Gorman               831,160(8)                      0.4%

Edward Rolquin                   50,000(7)                      0.1%

Jay S. Bendis                   105,000(7)                      0.1%

All officers and directors   26,815,001(9)                     15.7%
as a group (8 persons)



     (1) Except as indicated in the footnotes to this table, based on information provided by such persons, the persons named in the table above have sole voting power and investment power with respect to all shares of common stock shown beneficially owned by them.

     (2) Percentage of ownership is based on 170,492,554 shares of common stock outstanding as of September 25, 2003 plus each person's options that are exercisable within 60 days. Shares of common stock subject to stock options that are exercisable within 60 days as of September 25, 2003 are deemed outstanding for computing the percentage of that person and the group.

     (3) Includes 1,750,000 shares subject to options and 12,758,507 shares owned by the estate of Richard Grable, of which Linda Grable is the sole heir and as to which she has sole voting control.

     (4) Includes 2,000,000 shares subject to options and 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.

     (5)  Includes 333,334 shares subject to options.

     (6)  Includes 158,333 shares subject to options.

     (7) Includes 75,000 shares of options owned by Sherman Lazrus, 50,000 shares of options owned by Edward Rolquin and 50,000 shares of options owned by Jay S. Bendis.

     (8) Includes 50,000 shares subject to options and 183,356 shares owned by the wife of Patrick J. Gorman, Diana Gorman, of which he disclaims beneficial ownership.

     (9) Includes 1,083,334 shares subject to options held by Linda Grable, Allan Schwartz and Edward Horton. Also includes 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.

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

In May 2002, Charlton loaned us $350,000 in order to partially cover our short-term working capital needs. This loan is evidenced by a promissory note dated May 29, 2002, due August 1, 2002, and bearing interest at a rate of 2% per month. The loan is secured by a pledge of 1,000,000 shares of our common stock, 500,000 each by our Chief Executive Officer, Linda B. Grable, and by our Executive Vice President and Chief Financial Officer, Allan L. Schwartz, and is personally guaranteed by Ms. Grable and Mr. Schwartz. As of the date of this report we have paid back this note in full.

In May 2002, Linda B. Grable loaned us an aggregate of $10,000. On June 12, 2002, we paid back the loans in full with cash without interest.

In November 2002, Linda B. Grable loaned us $81,000. On May 21, 2003, we paid back the loan in full with cash without interest.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT                        DESCRIPTION


3.1     Articles of Incorporation (Florida)- Incorporated by reference to
        Exhibit 3(a) of our Form 10-KSB for the fiscal year ending June 30, 1995
3.2 Amendment to Articles of Incorporation (Designation of Series A Convertible Preferred Shares) - Incorporated by reference to Exhibit 3.
        (i). 6 of our Form 10-KSB for the fiscal year ending June 30, 1996. File number 033-04008.
3.3 Amendment to Articles of Incorporation (Designation of Series B Convertible Preferred Shares). Incorporated by reference to our Registration Statement on Form S-1 dated July 1, 1997.
3.4 Amendment to Articles of Incorporation (Designation of Series C Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated October 15, 1997.
3.5 Amendment to Articles of Incorporation (Designation of Series D Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated January 12, 1998.
3.6 Amendment to Articles of Incorporation (Designation of Series E Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated February 19,1998.
3.7 Amendment to Articles of Incorporation (Designation of Series F Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated March 6, 1998.
3.8 Amendment to Articles of Incorporation (Designation of Series H Convertible Preferred Shares). Incorporated by reference to our Registration Statement on Form S-2 File Number 333-59539.
3.9     Certificate of Dissolution - is incorporated by reference to Exhibit
        (3)(a) of our Form 10-KSB for the fiscal year ending June 30, 1995.
3.10 Articles of Incorporation and By- Laws (New Jersey) -are incorporated by reference to Exhibit 3 (i) of our Form 10-SB, as amended, file number 0-26028, filed on May 6, 1995 ("Form 10-SB").
3.11 Certificate and Plan of Merger - is incorporated by reference to Exhibit 3(i) of the Form 10-SB.
3.12 Certificate of Amendment - is incorporated by reference to Exhibit 3(i) of the Form 10-SB.
3.13    Amended Certificate of Amendment-Series G Designation.
3.14    Certificate of Amendment-Series I Designation
3.15    Amended Certificate of Amendment-Series B Designation
3.16 Certificate of Amendment-Series K Designation. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.2 Patent Licensing Agreement. Incorporated by reference to our Registration Statement on Form S-2, File Number 333-59539.
10.3 Incentive Stock Option Plan - is incorporated by reference to Exhibit 10(b) of the Form 10-SB.
10.27 Consulting Agreement by and between IDSI and Anthony Giambrone, dated January 26, 2000. Incorporated by reference to our Post-Effective Amendment No. 4 to Registration on Form S-2, File Number 333-60405.
10.28 Employment Agreement(s) for Richard J. Grable, Allan L. Schwartz and Linda B. Grable signed August 30, 1999. Incorporated by reference to our Post-Effective Amendment No. 4 to Registration on Form S-2, File Number 333-60405.
10.29 2000 Non-Statutory Stock Option Plan Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.40   Distribution Agreement between IDSI and Medical Imaging Systems, Inc.
10.41   Distribution Agreement between IDSI and Medical Imaging Services, Ltd.
10.42 Employment Agreement with John d'Auguste, President. Incorporated by reference to our Form 10-QSB for the quarter ending September 30, 2001, filed on November 13, 2001.

10.43 Employment Agreement with Ed Horton, Chief Operating Officer. Incorporated by reference to our Form 10-QSB for the quarter ending September 30, 2001, filed on November 13, 2001.
10.44 Employment agreement with Linda B. Grable, Chief Executive Officer. Incorporated by reference to our Form 10-QSB for the quarter ending September 30, 2001, filed on November 13, 2001.
10.45 2002 Incentive and Non-Statutory Stock Option Plan. Incorporated by reference to our Schedule 14A proxy statement filed on February 7, 2002.
10.47 Amendment dated as of November 15, 2001, to Amended Private Equity Credit Agreement, dated as of November 30, 2000 between IDSI and Charlton Avenue LLC. The Amended Private Equity Credit Agreement is incorporated by reference to our Amendment No. 2 to registration on Form S-2, File Number 333-46546, and the Amendment to the Amended Private Equity Agreement is incorporated by reference to our Form 10-QSB for the quarter ending March 31, 2002, filed on May 15, 2002.
10.48 Private Equity Agreement between IDSI and Charlton Avenue, LLC dated as of May 15, 2002. Incorporated by reference to our Form 10-QSB for the quarter ending March 31, 2002, filed on May 15, 2002.
10.49 Registration Rights Agreement between IDSI and Charlton Avenue, LLC dated as of May 15, 2002. Incorporated by reference to our Form 10-QSB for the quarter ending March 31, 2002, filed on May 15, 2002.
10.50 $350,000 Promissory Note dated May 21, 2002, from IDSI to Charlton Avenue, LLC. Incorporated by reference to our Amendment No. 1 to our Registration on Form S-2, File Number 333-88604 filed on June 28, 2002.
10.51 $750,000 Balloon Promissory Note and Mortgage from IDSI to Peter Wolofsky, incorporated by reference to our Form 8-K filed on June 25, 2002.
10.52 Private Equity Agreement between IDSI and Charlton Avenue LLC dated as of May 15, 2002, with exhibits. Incorporated by reference to our Amendment No. 1 to our Registration on Form S-2, File Number 333-88604 filed on June 28, 2002.
10.53 Amendment dated as of July 18, 2002, to Private Equity Agreement dated as of May 15, 2002 between IDSI and Charlton Avenue LLC. Incorporated by reference to our Amendment No. 2 to our Registration on Form S-2, File Number 333-88604 filed on July 18, 2002.
10.54   Letter of Intent between IDSI and Sanotech Group Srl. dated January 8,
        2002.
10.55 Distributorship Agreement between IDSI and JAMCO Medical Inc. dated March 22, 2002.
10.56 Financial Services Consulting Agreement between Linda B. Grable and iCapital Finance, Inc. dated September 19, 2002.
10.57 Third Private Equity Credit Agreement between IDSI and Charlton Avenue LLC dated as of October 29, 2002, with exhibits.
10.58 Registration Rights Agreement between IDSI and Charlton Avenue LLC dated as of October 29, 2002.
10.59 Termination letter of distributorship agreement between IDSI and JAMCO Medical Inc. dated May 28, 2003.
10.60 Employment Agreement with Deborah O'Brien, Senior Vice President dated September 15, 2003.
14.1    Code of Ethics for Senior Financial Officers
31.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

         A Form 8-K was filed on April 30, 2003 regarding the April 29, 2003 press release we issued announcing the submission of our Premarket Approval Application (PMA) with the U.S. Food and Drug Administration
         (FDA).

         A Form 8-K was filed on June 19, 2003, stating that we paid in full a $750,000 Balloon Promissory Note secured by a first mortgage on our headquarters facility located at 6531 NW 18th Court, Plantation, Florida. A Satisfaction of Mortgage was executed by the lender, Peter Wolofsky, on June 12, 2003 and recorded in the Public Records of Broward County, Florida on June 19, 2003.

         A Form 8-K was filed on August 27, 2003, stating that we are in receipt of a letter from the FDA stating that it has completed its review of the Company's PreMarket approval application (PMA). The FDA, in its letter, outlined deficiencies in the PMA submission, which must resolved before the FDA's review could be completed. The FDA stated that until these deficiencies are resolved, the PMA application is not approvable in its current form. The FDA identified measures to make the PMA approvable and the Company will amend its PMA application to address the deficiencies in the letter.

         A Form 8-K was filed on August 28, 2003, stating that Schering AG of Berlin, Germany announced, through a press release today, that their innovative method for breast cancer detection shows positive results in their clinical phase 1 study. The fluorescent dyes used in the clinical study were used in conjunction with our proprietary Computed Tomography Laser Breast Imaging System (CTLM(R)).


ITEM 14.    CONTROLS AND PROCEDURES
            -----------------------

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer along with our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer along with the our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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


Signatures                    Title                                   Date
----------                    -----                                   ----

/s/Linda B. Grable            Chairman of the Board and Chief         September 26, 2003
------------------
Linda B. Grable               Executive Officer


/s/Allan L. Schwartz          Director, Executive Vice-President      September 26, 2003
--------------------
Allan L. Schwartz             (Principal Accounting and Financial
                              Officer)


/s/ Sherman Lazrus            Director                                September 26, 2003
--------------------
Sherman Lazrus


/s/ Patrick J. Gorman         Director                                September 26, 2003
---------------------
Patrick J. Gorman


/s/ Edward Rolquin            Director                                September 26, 2003
------------------
Edward Rolquin


/s/ Jay S. Bendis             Director                                September 26, 2003
-----------------
Jay S. Bendis