Form 10KSB/A
period 2003-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2003-11-06
CIK 790652

FORM 10-KSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                       Documents Incorporated By Reference
                                     [None]

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                            Statements of Cash Flows

The Statement of Cash Flows is revised to correct typographical errors in the lines for "(Increase) decrease in loans receivable - employees" and "(Increase) decrease in other assets" which now reads as follows:




                                                                                                   From
                                                                                                 Inception
                                                                                                (December 10,
                                                                 Year Ended      Year Ended      1993) to
                                                               June 30, 2003   June 30, 2002   June 30, 2003
                                                               ------------    ------------    ------------
Net loss                                                       $ (8,180,524)   $ (7,677,560)   $(61,996,562)
                                                               ------------    ------------    ------------
Adjustments to reconcile net loss to net cash
 used for operating activities:
    Depreciation and amortization                                   240,329         246,871       2,057,854
    Gain on sale of fixed assets                                    (11,254)           --           (11,254)
    Amortization of deferred compensation                              --              --         4,064,250
    Noncash interest, compensation and consulting expenses        1,827,425         805,555      15,343,110

    (Increase) decrease in loans receivable - employees                  16           6,930         (40,141)
    (Increase) decrease in inventory, net                           913,901        (120,992)      1,045,988
    (Increase) decrease in prepaid expenses                          27,985          (8,096)        (28,722)
    (Increase) decrease in other assets                             131,909         (52,697)       (306,618)

    Increase (decrease) in accounts payable and
      accrued expenses                                             (300,554)        446,928         971,385
    Increase (decrease) in other current liabilities               (178,250)       (262,200)      1,014,486
                                                               ------------    ------------    ------------


      Total adjustments                                           2,651,507       1,062,299      24,110,338
                                                               ------------    ------------    ------------

      Net cash used for operating activities                     (5,529,017)     (6,615,261)    (37,886,224)
                                                               ------------    ------------    ------------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                     11,254            --            11,254
    Prototype equipment                                                --              --        (2,799,031)
    Capital expenditures                                            (43,314)        (78,055)     (4,072,236)
                                                               ------------    ------------    ------------

      Net cash used for investing activities                        (32,060)        (78,055)     (6,860,013)
                                                               ------------    ------------    ------------

Cash flows from financing activities:
    Repayment of capital lease obligation                              --            (4,056)        (50,289)
    Proceeds from convertible debenture                                --              --         3,240,000
    Proceeds from (repayments) loan payable, net                 (1,153,310)      1,100,000       2,595,029
    Proceeds from issuance of preferred stock                          --              --
                                                                                                 18,039,500
    Net proceeds from issuance of common stock                    7,881,000       5,585,000      22,283,504
                                                               ------------    ------------    ------------

      Net cash provided by financing activities                   6,727,690       6,680,944      46,107,744
                                                               ------------    ------------    ------------

Net increase in cash and cash equivalents                         1,166,613         (12,372)      1,361,507

Cash and cash equivalents at beginning of period                    194,894         207,266             -0-
                                                               ------------    ------------    ------------

Cash and cash equivalents at end of period                     $  1,361,507    $    194,894    $  1,361,507
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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Imaging Diagnostic Systems, Inc. has duly caused this amendment to be signed on our behalf by the undersigned, thereunto duly authorized,


                      IMAGING DIAGNOSTIC SYSTEMS, INC.


                             By:  /s/Linda B. Grable
                                  ------------------
                                  Linda B. Grable, Chairman of the Board and
                                  Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this amendment has been signed by the following persons in the capacities and on the dates indicated.


Signatures                  Title                                   Date
----------                  -----                                   ----

/s/Linda B. Grable         Chairman of the Board and Chief          November 6, 2003
------------------
Linda B. Grable            Executive Officer

/s/Allan L. Schwartz       Director, Executive Vice President       November 6, 2003
--------------------
Allan L. Schwartz          (Principal Accounting and Financial
                           Officer)
