Form 10QSB
period 2003-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2003-11-14
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2003

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

      The number of shares outstanding of each of the issuer's classes of equity as of September 30, 2003: 166,025,887 shares of common stock, no par value. As of September 30, 2003, the issuer had no shares of preferred stock outstanding.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)


                         Part I - Financial Information

Item 1. Financial Statements
                                                                           Page

Condensed Balance Sheet -
      September 30, 2003 and June 30, 2003...............................   3

Condensed Statement of Operations -
      Three months ended
      September 30, 2003 and 2002, and December 10,
      1993(date of inception) to September 30, 2002......................   4

Condensed Statement of Cash Flows -
      Three months ended September 30, 2003 and
      2003, and December 10, 1993(date of inception)
      to September 30, 2003..............................................   5

Notes to Condensed Financial Statements..................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Financial Condition and Results....................................   8

Item 3.    Controls and Procedures                                         11

                           Part II - Other Information

Item 1.    Legal Proceedings.............................................  12

Item 2.    Changes in Securities.........................................  13

Item 3.    Defaults Upon Senior Securities...............................  13

Item 4.    Submission of Matters to a Vote of
           Security Holders .............................................  13

Item 5.    Other Information.............................................  13

Item 6.    Exhibits and Reports on Form 8-K..............................  18

Signatures...............................................................  19

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                             Condensed Balance Sheet

                                            Assets

                                                    Sept. 30, 2003      Jun. 30, 2003
                                                     ------------       ------------
Current Assets                                          Unaudited              *
              Cash                                   $  1,653,820       $  1,361,507
              Inventory                                 2,457,293          2,012,275
              Prepaid expenses                             78,511             28,722
              Other current assets                          1,270              1,455
                                                     ------------       ------------

              Total Current Assets                      4,190,894          3,403,959
                                                     ------------       ------------

Property and Equipment, net                             2,297,748          2,129,338
Other Assets                                              831,876            840,420
                                                     ------------       ------------

                                                     $  7,320,518       $  6,373,717
                                                     ============       ============

                                Liabilities and Stockholders' Equity
Current Liabilities
              Accounts Payable and
                Accrued Expenses                     $    880,731       $    937,005
              Short term debt                             300,407            300,407
              Other current liabilities                 1,029,486          1,014,486
                                                     ------------       ------------

              Total Current Liabilities                 2,210,624          2,251,898
                                                     ------------       ------------


Stockholders Equity:
              Common Stock                             74,043,349         71,368,361
              Additional paid-in capital                1,597,780          1,597,780
              Deficit accumulated during
                development stage                     (70,531,235)       (68,844,322)
                                                     ------------       ------------

              Total stockholders' equity                5,109,894          4,121,819
                                                     ------------       ------------

                                                     $  7,320,518       $  6,373,717
                                                     ============       ============




* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          A Developmental Stage Company
                                   (Unaudited)
                        Condensed Statement of Operations


                                                      3 Months Ended         Since Inception
                                                      September 30,          (12/10/93) to
                                                   2003            2002      Sept. 30, 2003
                                                ---------       ---------    ---------------
Net Sales                                     $       -      $       -       $     184,085
Cost of Sales                                         -              -              79,189
                                                ---------       ---------     -------------

Gross Profit                                          -              -             104,896
                                                ---------       ---------     -------------

Compensation and related benefits:
  Administrative and engineering             $   673,998     $    436,987    $  17,804,673
  Research and development                        85,541          279,385        7,558,537
Research and development expenses                  1,638              186        2,997,988
Certification Expenses                             1,636           28,186           86,185
Advertising and promotion expenses                11,526            4,700        1,243,771
Selling, general and administrative              105,122          130,920        3,158,375
Clinical expenses                                  3,828           31,747          694,043
Consulting expenses                              135,790            2,100        4,393,155
Insurance costs                                  100,056           85,624        1,687,472
Inventory valuation adjustments                     -                -           2,648,491
Inventory restocking costs                          -                -             377,006
Professional fees                                107,915           80,812        3,231,740
Sales and property taxes                             717               75          504,802
Stockholder expenses                              14,334             -             660,978
Trade show expenses                               45,119            5,028        1,330,318
Travel and subsistence costs                      52,125           51,254        2,067,234
Rent expense                                       2,388            2,253          327,358
Loan placement expenses and fees                    -                -             671,494
Depreciation and amortization                     38,165           61,718        2,096,019
Amortization of deferred compensation               -                -           4,064,250
Liquidated damages costs                            -                -             140,000
Settlement Expenses                                 -                -           1,018,603
Death Benefit Expenses                              -                -             286,225
                                               ----------       ---------     -------------

                                               1,379,898        1,200,975        59,048,717
                                               ----------       ---------     -------------

Operating Loss                                (1,379,898)      (1,200,975)      (58,943,821)

Gain on sale of fixed assets                        -                -              11,254
Interest income                                    5,106              103          264,638
Interest expense                                (312,122)        (206,203)      (5,015,546)
                                               ----------       ---------     -------------

Net Loss                                      (1,686,914)      (1,407,075)     (63,683,475)

Dividends on cumulative Pfd. stock:
From discount at issuance                           -                -          (5,402,713)
Earned                                              -                -          (1,445,047)
                                               ----------       ---------     -------------

Net loss applicable to
     common shareholders                    $ (1,686,914)    $ (1,407,075)    $(70,531,235)
                                              ===========     =============   ==============

Net Loss per common share:
Basic:
Net loss per common share                   $    (0.01)       $     (0.01)     $    (1.08)
                                             ============     =============     ============

Weighted avg. no. of common shares            165,289,775      133,465,114       65,381,112
                                             ============     =============     ============

Diluted:
Net loss per common share                   $    (0.01)       $     (0.01)     $    (1.08)
                                             ============     =============     ============

Weighted avg. no. of common shares            165,289,775      133,465,114       65,381,112
                                             ============     =============     ============



The accompanying notes are an integral part of these condensed financial statements.

                                          IMAGING DIAGNOSTIC SYSTEMS, INC.
                                           (A Developmental Stage Company)
                                          Condensed Statement of Cash Flows

                                                             Three Months          Since Inception
                                                          Ended September 30,      (12/10/93) to
                                                       2003             2002       Sept. 30, 2003
                                                  --------------   -------------   ---------------
Cash provided by (used for) Operations:
              Net loss                             $ (1,686,914)   $ (1,407,075)   $(63,683,476)
              Changes in assets and liabilities        (893,894)        (99,640)     23,216,444
                                                   ------------    ------------    ------------
              Net cash used by operations            (2,580,808)     (1,506,715)    (40,467,032)
                                                   ------------    ------------    ------------


Investments
      Proceeds from sale of property & equipment           -               -             11,254
      Capital expenditures                              198,132          (1,631)     (6,673,135)
                                                   ------------    ------------    ------------
      Cash used for investments                         198,132          (1,631)     (6,661,881)
                                                   ------------    ------------    ------------


Cash flows from financing activities:
      Repayment of capital lease obligation                -               -            (50,289)
      Other financing activities - NET                     -               -          5,835,029
      Proceeds from issuance of preferred stock            -               -         18,039,500
      Net proceeds from issuance of common stock      2,674,989       1,445,000      24,958,493
                                                   ------------    ------------    ------------

      Net cash provided by financing activities       2,674,989       1,445,000      48,782,733
                                                   ------------    ------------    ------------

Net increase (decrease) in cash                         292,313         (63,346)      1,653,820

Cash, beginning of period                             1,361,507         194,894            -
                                                   ------------    ------------    ------------

Cash, end of period                                $  1,653,820    $    131,548    $  1,653,820
                                                   ============    ============    ============




The accompanying notes are an intergral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -    BASIS OF PRESENTATION

The financial information included has been condensed from financial statements prepared as of September 30, 2003. The results of operations for the three-month period ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - INVENTORY

Inventory consists primarily of raw materials and work-in-process and amounted to $2,457,293 as of September 30, 2003, compared to $2,012,275 as of June 30, 2003.

NOTE 4 - REVENUE RECOGNITION

Revenue from sales of medical imaging products is recorded for international sales upon the passing of title and risks of ownership, which occurs upon the shipment of goods. In the U.S. market, when PMA approval is received, we plan on recording revenue upon installation of the CTLM(R) System and acceptance by the customer.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosures about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require disclosures about those effects in interim financial information. The amendments to SFAS 123 in paragraphs 2(a)-2(e) of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS 123 in paragraph 2(f) of the statement and the amendment to Opinion 28 in paragraph 3 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS 123. The Company adopted the additional disclosure provisions of SFAS 148 during the quarter ended September 30, 2003.

NOTE 6 - STOCK BASED COMPENSATION

The Company accounts for stock-based compensation issued to its employees using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the exercise price of the options. The pro forma net earnings per share amounts as if the fair value method had been used are presented below.

For purposes of the following pro forma disclosures, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended September 30, 2003 and 2002: no dividend yield; expected volatility of 119%; risk-free interest rate of 4%; and an expected five-year term for options granted. Had the compensation cost been determined based on the fair value at the grant, the Company's net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                               Three Months Ended September 30
                                                                     2003            2002
                                                                     ----            ----
Net income (loss) - as reported                                   (1,686,914)     (1,407,075)
Less: stock-based employee compensation determined under
         the Fair value method, net of income tax effect             189,857         212,895
                                                                  -----------     -----------

Net income (loss) - proforma                                      (1,497,057)     (1,194,180)
                                                                  ===========     ===========

Basic and Diluted earnings (loss) per share-as reported            $  (0.01)       $  (0.01)
Basic and Diluted earnings (loss) per share-proforma               $  (0.01)       $  (0.01)


THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE RISKS AND UNCERTAINTIES SET FORTH UNDER THE CAPTION "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS", IN OUR FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2003.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Imaging Diagnostic Systems, Inc. is a development stage company, which, since inception, has been engaged in research and development of its Computed Tomography Laser Mammography device (CTLM(R)). The CTLM(R) is a breast-imaging device for the detection of cancer which utilizes laser technology and proprietary computer algorithms to produce three dimensional cross section slice images of the breast. As of the date of this report we have had no meaningful revenues from our operations; however, our first sale of a CTLM(R) System was made in January 2003.

We have incurred net losses applicable to common shareholders since inception through September 30, 2003 of approximately $70,531,235 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next 6 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(R), and the costs associated with product development activities. There can be no assurances that the CTLM(R) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(R) to allow us to operate profitably.

RESULTS OF OPERATIONS

There were no revenues for the three months ended September 30, 2003.

General and administrative expenses in the aggregate during the three months ended September 30, 2003 were $888,172 representing an increase of $259,270 or 41% from $628,902 when compared to the corresponding period in 2002. General and administrative expenses in the aggregate are derived from deducting compensation and related benefits, research and development expenses, depreciation and amortization and adding interest income to the net loss as presented on the Statement of Operations.

Compensation and related benefits during the three months ended September 30, 2003, were $759,539 representing an increase of $43,167 or 6% from $716,372 for the corresponding period for 2002. The increase was primarily due to cost of living adjustments to wages paid to our employees.

Selling, general and administrative expenses during the three months ended September 30, 2003, were $105,122 representing a decrease of $25,798 or 20% from $130,920 for the corresponding period for 2002. The decrease is due to fewer costs in certain general and administrative expenses.

Clinical expenses during the three months ended September 30, 2003, were $3,828 representing a decrease of $27,919 or 88% from $31,747 for the corresponding period for 2002. The decrease is due primarily to the completion of clinical studies conducted at our various clinical sites.

Consulting expenses during the three months ended September 30, 2003, were $135,790 representing an increase of $133,690 or 637% from $2,100 for the corresponding period for 2002. The increase is due primarily to the consulting fees associated with the use of our Equity Credit Line and our International Sales and Marketing consultant.

Insurance costs during the three months ended September 30, 2003, were $100,056 representing an increase of $14,432 or 17% from $85,624 for the corresponding period for 2002. The increase is due primarily to payments for premiums for Health Insurance, Workers' Compensation, Professional and Product Liability and Property and Casualty Insurance, which have increased upon renewal.

Professional expenses during the three months ended September 30, 2003, were $107,915 representing an increase of $27,103 or 34% from $80,812 for the corresponding period for 2002. The increase is due primarily to the continued use of outside FDA PMA consultants, outside legal counsel in the Ladenburg litigation and Patent Counsel.

Travel and subsistence costs during the three months ended September 30, 2003, were $52,125 representing a decrease of $871 or 2% from $51,254 for the corresponding period for 2002. The increase is primarily due to general increases associated with travel.

Interest expense during the three months ended September 30, 2003, was $312,122 representing an increase of $105,919 or 51% from $206,203 for the corresponding period for 2002. The increase is due primarily to the recording of the 9% discount on our equity credit line as interest with Charlton Avenue, LLC ("Charlton"). See Item 5. Other Information - "Financing/Equity Line of Credit"

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $1,653,820 as of September 30, 2003. This is an increase of $292,313 from $1,361,507 as of June 30, 2003.
During the quarter ending September 30, 2003, we received $2,367,689 from the sale of common stock through our private equity agreement with Charlton and the exercise of employee stock options. See - "Financing/Equity Line of Credit"

We do not expect to generate a positive internal cash flow for at least the next 6 months due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(R), and the costs associated with product development activities..

Property and Equipment was valued at $2,297,748 net as of September 30, 2003. The overall increase of $168,410 from June 30, 2003 is due primarily to the cost associated with the purchase of a new trade show booth for the Radiological Society of North America ("RSNA") trade show, which is held annually in Chicago, Illinois.

LIQUIDITY AND CAPITAL RESOURCES

We are currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity requirements, principally by obtaining additional debt and/or equity financing. We have yet to generate an internal cash flow and do not expect to do so for at least the next 6 months. Until sales of our product begin, we are totally dependent upon debt and equity funding from third parties. In the near future, we expect to incur substantial capital expenditures, working capital requirements and operating losses, including the significant costs of commercializing the CTLM(R) device. In the event that we are unable to utilize our private equity line or to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially adversely impact our ability to continue as a going concern.

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties. Net cash used for operating and product development expenses during the first quarter ending September 30, 2003, was $2,580,808 primarily due to our purchase of additional materials to continue the manufacture of CTLM(R) systems in anticipation of receiving orders from our distributors in certain countries where permitted by law, compared to net cash used by operating activities and product development of the CTLM(R) and related software development of $1,506,715 in the same quarter ending September 30, 2002. At September 30, 2003, we had working capital of $1,980,270 compared to working capital of $(421,503) at September 30, 2002, and $1,152,067 at June 30, 2003.

During the first quarter ending September 30, 2003, we were able to raise a total of $1,920,000 less expenses through the sale of common stock to Charlton. We do not expect to generate an internal cash flow for at least the next 6 months due to the expected costs of commercializing our initial product, the CTLM(R) and for the expense of continuing our ongoing product development program. We will require additional funds for operating expenses, developing our CD-ROM clinical atlas, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program. Accordingly, we plan to continue to utilize the Third Private Equity Credit Agreement to raise the funds required prior to the end of fiscal year 2004 in order to continue operations. In the event that we are unable to utilize the Third Private Equity Credit Agreement or the New Private Equity Agreement, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the first quarter ending September 30, 2003, were $198,132 as compared to approximately $1,631 for the first quarter ending September 30, 2002. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, computer software, laboratory equipment, a new trade show booth and other fixed assets. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2004, will be approximately $185,000.

There were no other changes in our existing debt agreements other than extensions and we had no outstanding bank loans as of September 30, 2003. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs. Our future capital requirements will depend on many factors, including the following:

     1)   The progress of our ongoing product development projects;
     2)   The time and cost involved in obtaining regulatory approvals;
     3) The cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
     4)   Competing technological and market developments;
     5) Changes and developments in our existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish; and
     6)   The development of commercialization activities and arrangements.

We do not expect to generate an internal cash flow for at least the next 6 months due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(R) device. We do not have sufficient cash to fund our operations until the end of the fiscal year ending June 30, 2004, requiring us to secure additional funding through the sale of common stock through our Third Private Equity Credit Agreement, or from other outside sources.

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

On November 12, 2003, we issued 401,785 shares of common stock in settlement of the Ladenburg Thalmann & Co. Inc. case. See Part II, Item 1. Legal Proceedings

We are currently being funded by Charlton through our private equity line. There can be no assurance that this financing will continue to be available on acceptable terms. We plan to continue our policy of investing excess funds, if any, in a High Performance Money Market account at Wachovia Bank, N.A.


ITEM 3.  CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by the report (the "Evaluation Date"), and have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in providing them with material information relating to the Corporation known to others within the Corporation which is required to be included in our periodic reports filed under the Exchange Act.

There have been no changes in the Corporation's internal controls over financial reporting that occurred during the period this Form 10-QSB was being prepared that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 1, 2000, we filed a civil lawsuit against DOE 1 a/k/a DEIGHTON in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. CACE 00-006881 (04) for defamation and tortuous interference with our contracts and business relationships.

The civil lawsuit filed against Doe 1 a/k/a DEIGHTON is still pending and seeks permanent relief which would restrain Doe 1 and his/her agents, etc. from making any statement or engaging in any conduct to intentionally interfere with any contractual/business relationship by and between IDSI, Richard Grable and Linda Grable and our customers, shareholders and/or investors, and for damages, attorney fees, costs and interest in excess of $15,000. A Summons and Verified Complaint was served on the Doe 1 and a Response was filed by Diane M. Strait, a former employee of the company. The defendant, Ms. Strait has admitted to being the author, with her husband, Robert Leonard of over 1,000 postings on the Raging Bull message boards regarding us. Our motion for a temporary injunction was denied on November 3, 2000. We are currently conducting discovery in this case and intend to seek a permanent injunction to prevent the dissemination of materially false information. On December 18, 2000, we served an amended complaint, which added Mr. Leonard as a defendant in the lawsuit. Diane Strait filed a counterclaim for defamation against us. We filed a motion to dismiss this counterclaim for failure to state cause of action. Our motion to dismiss was granted and the defendants were given leave to amend their counterclaim. Defendant, Diane Strait, filed a second amended counterclaim in January 2002. We filed a motion to dismiss Ms. Strait's second amended counterclaim, which was granted on April 2, 2002, with leave to file a third amended counterclaim within 30 days. Ms. Strait filed a third amended counterclaim on May 1, 2002, for defamation, abuse of privilege, negligence, negligent supervision and negligent retention. We filed an answer to the counterclaim.

The Judge issued an Order referring the case with regard to IDSI, to Non-Binding Arbitration, pursuant to Florida Statutes Section 44.103. The parties appeared before an Arbitrator on August 13, August 29, and September 8, 2003, and in a decision dated September 29, 2003, the Arbitrator found on all counts set forth in Plaintiffs' First Amended Complaint for Injunctive Relief and Damages, on the evidence presented, Imaging Diagnostic Systems, Inc., Richard Grable and Linda Grable's request for injunctive relief was denied and held that Defendants Diane Strait and Robert Leonard shall have and recover costs from the plaintiff that may properly be taxed as determined by the Court. On all counts set forth in Defendant/Counterplaintiff Diane Strait's Third Amended Counterclaim, the Arbitrator found that Defendant/Counterplaintiff Diane Strait's request for damages be denied. It was also ordered that we shall have and recover costs from the Plaintiff that may properly be taxed as determined by the court.

On October 15, 2003 the parties including Linda Grable individually and on behalf of the Estate of Richard Grable filed with the Court an Agreement and Release dated September 30, 2003, which states that all parties are in agreement to dismissing the case brought by us against Diane Strait and Robert Leonard and the case brought by Diane Strait against us. Both parties agreed to waive costs, and general releases were exchanged. Both cases are now closed.

We were served with a lawsuit filed in the United States District Court, Southern District of New York on March 14, 2001 by Ladenburg Thalmann & Co. Inc. for alleged breach of an investment-banking contract. We believed that the complaint was without merit as Ladenburg Thalmann & Co. terminated the contract and we believe that we complied with all of our obligations under the contract. We filed a motion to dismiss on May 25, 2001, which was granted in part and denied in part on December 10, 2001. We filed an answer to the Plaintiff's complaint on April 16, 2002, denying the material allegations of the complaint.

On or about September 18, 2003, we entered into a settlement agreement to settle this action. Under this settlement we agreed to issue 401,785 shares of our common stock to Ladenburg in exchange for Ladenburg's dismissal with prejudice of its claims against us. As of the date of the Settlement Agreement the value of the stock was approximately $450,000. Ladenburg and us jointly moved for Court approval of the settlement as fair to Ladenburg so that the delivery of the shares to and the resale of the shares in the United States by Ladenburg may be exempt from registration under Section 3(a)(10) of the Securities Act of 1933. In an order dated October 24, 2003, the Judge ordered and adjudged that the settlement was approved as fair to the party to whom the shares will be issued within the meaning of Section 3(a)(10) and the case was closed. The shares were issued on November 12, 2003.

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

See Item 5. "Other Information" - FINANCING/EQUITY LINE OF CREDIT.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                None.

ITEM 5.    OTHER INFORMATION

                               Recent Developments


In August 2003, we announced in an 8-K filing that we received a letter from the FDA stating that it had completed its review of our PMA. The FDA, in its letter, outlined deficiencies in the PMA submission, which must be resolved before the FDA's review could be completed. The FDA stated that until these deficiencies are resolved, the PMA application is not approvable in its current form. The FDA identified measures to make the PMA approvable and we will amend our PMA application to address the deficiencies in the letter. We are working with our FDA counsel and consultants to correct these deficiencies.

In August 2003, Schering AG announced that their innovative method for breast cancer detection showed positive results in their clinical phase 1 study. The fluorescent dyes used in their clinical study are being used in conjunction with our proprietary CTLM(R) System.

In October 2003 we announced that we received a Certificate of Approval that our Quality Management System has been inspected and upgraded to the following quality assurance standards: ISO 9001:2000, ISO, 3485:2003, EN 46001:1996 and Annex II have been granted. As of the date of this report almost 100 countries, including the United States, the United Kingdom, Germany, Australia, Canada, Japan and France have adopted ISO Standards as the primary means for evaluating the quality of manufacturing products.

In November 2003, we announced the signing of a collaborative agreement with the Rumbaugh-Goodwin Institute for Cancer Research, Inc. for the development of optical imaging products for the laboratory market. With this agreement, IDSI plans to address a new market, targeting pharmaceutical developers and researchers who monitor cancer growth and who use optical imaging in their clinical research. The first model of the Laser Imager for Lab Animals "LILA(TM)" product line is a miniature optical CT scanner for imaging green fluorescent protein, derived from the DNA of jellyfish. The scanner is the first of a series of optical imaging products for the research laboratory. It is believed the LILA(TM) will provide a powerful tool for scientists to monitor cancer growth, metastasis (spread) and the effect of new therapies in the treatment of cancer.

As part of our ongoing efforts to launch the CTLM(R) System internationally, we will be exhibiting at the China Med trade show in Beijing, China from November 13 - 16th and the Medica trade show in Dusseldorf, Germany from November 19 - 22nd. We will be participating as an exhibitor for the 10th consecutive year at the Radiological Society of North America (RSNA) in Chicago, IL from November 30th to December 4th.

On November 13, 2003, we received notification from Health Canada Medical Device Bureau that they have issued a Medical Device License, License Number 63242, for our Computed Tomography Laser Breast Imaging System (CTLM(R)) in accordance with Medical Device Regulation, Section 36.

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

FINANCING/EQUITY LINE OF CREDIT

We will require substantial additional funds for working capital, including operating expenses, regulatory processes and manufacturing and marketing programs and our continuing product development programs. Our capital requirements will depend on numerous factors, including the progress of our product development programs, results of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and changes in our existing research, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish. Moreover, our fixed commitments, including salaries and fees for current employees and consultants, and other contractual agreements are likely to increase as additional agreements are entered into and additional personnel are retained.

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

On August 17, 2000, we entered into a $25 million private equity credit agreement with Charlton. On November 29, 2000, prior to any draws under the initial private equity agreement, we terminated that agreement and the initial agreement was replaced by an Amended Private Equity Credit Agreement, dated November 30, 2000 (the "Private Equity Agreement"). The Private Equity Agreement committed Charlton to purchase up to $25 million of common stock subject to certain conditions pursuant to Regulation D over the course of a commitment period extending 12 months after the effective date of a registration statement covering the Private Equity Agreement common shares. The timing and amounts of the purchase by the investor were at our sole discretion. We were required to draw down a minimum of $10 million from the credit line over the initial 12-month period. If the minimum amount was not sold, Charlton was entitled to receive a payment equal to 9% of the difference between the $10,000,000 and the amount drawn by us (the "Shortfall Payment"). The purchase price of the shares of common stock was set at 91% of the market price. The market price, as defined in the agreement, was the average of the three lowest closing bid prices of the common stock over the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche. If, subsequent to effectiveness, the registration statement was suspended at any time, we would be obligated to pay liquidated damages of 1.5% of the cost of all common stock then held by the investor for each 15-day period or portion thereof, beginning on the date of the suspension. If such suspension was cured within the first 15 days, the damages would not apply. The only fee associated with the private equity financing was a 5% consulting fee payable to Spinneret. In September 2001 Spinneret proposed to lower the consulting fee to 4% provided that we pay their consulting fee in advance. We reached an agreement and paid them $250,000 out of proceeds from a put. On December 13, 2000 we registered 7,089,685 shares of common stock underlying $10 million out of the $25 million available in the Private Equity Agreement. Because of the decline in our stock price, we did not have sufficient common shares registered to fulfill our obligation under the Private Equity Agreement. To satisfy our obligation to provide registered common shares to cover the $10 million minimum, we registered 9,875,000 additional shares on October 23, 2001. We paid Spinneret an additional $186,235 in consulting fees relating to the Private Equity Agreement from January to September 2001.

The principal conditions to our ability to draw under the private equity line were that (i) during the 15 trading days immediately preceding each of the put notice date and the corresponding closing date (11 trading days after the put notice date) the average bid price of our common stock must be at least $.50 and the average daily trading volume must be at least $100,000, (ii) no more than 19.9% of our outstanding common stock (33,253,805 shares as of the date of this report) may be issued under the agreement without shareholder approval if such approval is required by our principal trading market (it is not required by our current market, the OTC Bulletin Board), (iii) the purchase cannot cause Charlton to beneficially own more than 9.9% of our outstanding common stock (according to the information available to us it beneficially owns less than 5% of the common stock as of the date of this report), and (iv) there be no material adverse change in our business or financial condition since our most recent filing with the SEC.

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


We intend to make sales under the new Third Private Equity Credit Agreement from time to time in order to raise working capital on an "as needed" basis. Based on our current assessment of our financing needs, we intend to draw in excess of the $2,500,000 minimum but less than the $15,000,000 maximum under the new Third Private Equity Credit Agreement; however, if those needs change we may draw up to the $15,000,000 maximum. As of the date of this report under the Third Private Equity Credit Agreement we have drawn down $8,305,000 and issued 22,267,545 shares of common stock.

As of the date of this report, since January 2001, we have drawn an aggregate of $18,806,000 in gross proceeds from our equity credit lines with Charlton and have issued 47,272,343 shares as a result of those draws.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits


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

         A Form 8-K was filed on November 13, 2003, stating that we received notification from Health Canada Medical Device Bureau that they have issued a Medical Device License for our Computed Tomography Laser Breast Imaging System (CTLM(R)) in accordance with Medical Device Regulation, Section 36.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.




Dated: November 14, 2003            Imaging Diagnostic Systems, Inc.

                                    By: /s/ Linda B. Grable
                                        -------------------
                                        Linda B. Grable
                                        Chairman of the Board and
                                        Chief Executive Officer


                                    By: /s/ Allan L. Schwartz
                                        ---------------------
                                        Allan L. Schwartz,
                                        Executive Vice-President and
                                        Chief Financial Officer
                                        (PRINCIPAL ACCOUNTING OFFICER)