Form 10QSB
period 2003-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2004-02-13
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2003

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

     The number of shares outstanding of each of the issuer's classes of equity as of December 31, 2003: 167,895,950 shares of common stock, no par value. As of December 31, 2003, the issuer had no shares of preferred stock outstanding.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)


                         Part I - Financial Information

Item 1. Financial Statements
                                                                       Page

Condensed Balance Sheet -
      December 31, 2003 and June 30, 2003...........................     3

Condensed Statement of Operations -
      Six months and three months ended December
      31, 2003 and 2002, and December 10,
      1993(date of inception) to December 31, 2003..................     4

Condensed Statement of Cash Flows -
      Six months ended December 31, 2003 and 2002,
      and December 10, 1993 (date of inception)
      to December 31, 2003..........................................     5

Notes to Condensed Financial Statements.............................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Financial Condition and Results...............................     8

Item 3.    Controls and Procedures                                      11

                           Part II - Other Information

Item 1.    Legal Proceedings........................................    12

Item 2.    Changes in Securities....................................    13

Item 3.    Defaults Upon Senior Securities..........................    13

Item 4.    Submission of Matters to a Vote of
           Security Holders ........................................    13

Item 5.    Other Information........................................    13

Item 6.    Exhibits and Reports on Form 8-K.........................    21

Signatures..........................................................    22

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                             Condensed Balance Sheet

                                     Assets

                                                Dec. 31, 2003     Jun. 30, 2003
                                                ------------      ------------
Current Assets                                     Unaudited            *
              Cash                              $  1,012,093      $  1,361,507
              Inventory                            2,576,514         2,012,275
              Prepaid expenses                        36,696            28,722
              Other current assets                     1,020             1,455
                                                ------------      ------------

              Total Current Assets                 3,626,323         3,403,959
                                                ------------      ------------

Property and Equipment, net                        2,357,055         2,129,338
Other Assets                                         823,332           840,420
                                                ------------      ------------

                                                $  6,806,710      $  6,373,717
                                                ============      ============

                                Liabilities and Stockholders' Equity
Current Liabilities
              Accounts Payable and
                Accrued Expenses                $    852,345      $    937,005
              Customer Deposits                       30,000              -
              Short term debt                        300,407           300,407
              Other current liabilities            1,029,486         1,014,486
                                                ------------      ------------

              Total Current Liabilities            2,212,238         2,251,898
                                                ------------      ------------


Stockholders Equity:
              Common Stock                        75,918,994        71,368,361
              Additional paid-in capital           1,597,780         1,597,780
              Deficit accumulated during
                development stage                (72,922,302)      (68,844,322)
                                                ------------      ------------
                                                   4,594,472         4,121,819

              Total stockholders' equity           4,594,472         4,121,819
                                                ------------      ------------

                                                $  6,806,710      $  6,373,717
                                                ============      ============


* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                                   (Unaudited)
                        Condensed Statement of Operations

                                             Six Months Ended           Three Months Ended       Since Inception
                                               December 31,                December 31,          (12/10/93) to
                                              2003          2002          2003         2002      Dec. 31, 2003
                                              ----          ----          ----         ----      -------------
Net Sales                                  $    -         $    -        $    -         $    -        $ 184,085
                                            -------        -------       -------        -------      ---------
Cost of Sales                                   -              -             -              -           79,189
                                            -------        -------       -------        -------      ---------

Gross Profit                               $    -         $    -             -              -        $ 104,896
                                            -------        -------       -------        -------      ---------

Compensation and related benefits:
  Administrative and engineering          $1,351,892      $ 871,493     $ 671,895     $ 434,506    $18,482,568
  Research and development                   169,424        557,184        89,883       277,799      7,642,420
Research and development expenses             19,905            261        18,267            75      3,016,255
Certification expenses                         7,558         33,093         5,922         4,907         92,107
Advertising and promotion expenses            63,980         30,537        52,454        25,837      1,296,225
Selling, general and administrative          310,987        247,798       205,734       116,876      3,364,240
Clinical expenses                              6,978         51,169         3,150        19,422        697,193
Consulting expenses                          248,390         20,700       112,600        18,600      4,505,755
Insurance costs                              220,712        187,701       120,655       102,077      1,808,128
Inventory valuation adjustments                 -              -             -             -         2,648,491
Inventory restocking costs                      -              -             -             -           377,006
Professional fees                            222,008        177,700       114,093        96,888      3,345,833
Sales and property taxes                      53,337         10,795        52,620        10,720        557,422
Stockholder expenses                          51,699         87,602        37,366        87,602        698,343
Trade show expenses                          178,665        113,346       133,546       108,318      1,463,864
Travel and subsistence costs                 191,858        110,438       139,864        59,185      2,206,967
Rent expense                                   5,929          4,616         3,541         2,363        330,899
Loan placement expenses and fees                -              -             -             -           671,494
Depreciation and amortization                 83,914        123,436        45,749        61,718      2,141,768
Amortization of deferred compensation           -              -             -             -         4,064,250
Liquidated damages costs                        -              -             -             -           140,000
Settlement expenses                          450,000           -          450,000          -         1,468,603
Death Benefit expenses                          -              -             -             -           286,225
                                          ----------      ---------    ----------    ---------     -----------

                                           3,637,236      2,627,869     2,257,339     1,426,893     61,306,056
                                          ----------     ----------    ----------    ----------    -----------

Operating Loss                          $ (3,637,236)  $ (2,627,869) $ (2,257,339) $ (1,426,893) $ (61,201,160)

Gain/Loss on sale of fixed assets             (5,302)          -           (5,302)         -             5,952
Interest income                                7,619            123         2,513            20        267,151
Interest expense                            (443,061)      (375,117)     (130,938)     (168,915)    (5,146,485)
                                           ----------    -----------    ----------    ----------    -----------

Net Loss                                $ (4,077,980)  $ (3,002,863) $ (2,391,066) $ (1,595,788) $ (66,074,542)

Dividends on cumulative Pfd. stock:
From discount at issuance                       -              -             -             -        (5,402,713)
Earned                                          -              -             -             -        (1,445,047)
                                          ----------    ----------    -----------    ----------      ----------

Net loss applicable to
     common shareholders                $ (4,077,980)  $ (3,002,863) $ (2,391,066) $ (1,595,788) $ (72,922,302)
                                        -------------  ------------- ------------- ------------- --------------

Net Loss per common share:
Basic:
Net loss per common share                  $ (0.02)      $ (0.02)       $ (0.01)      $ (0.01)      $ (1.07)
                                         ===========    ===========   ===========   ============    ==========

Weighted avg. no. of common shares        166,116,649    137,305,335   166,943,524   141,145,596     67,923,027
                                         ============   ============  ============  ============     ==========

Diluted:
Net loss per common share                  $ (0.02)      $ (0.02)       $ (0.01)      $ (0.01)      $ (1.07)
                                         ===========    ===========   ===========   ============    ==========

Weighted avg. no. of common shares        166,116,649    137,305,335   166,943,524   141,145,596     67,923,027
                                         ============   ============  ============  ============     ==========


The accompanying notes are an intergral part of these condensed financial statements.

                                            IMAGING DIAGNOSTIC SYSTEMS, INC.
                                             (A Development Stage Company)
                                           Condensed Statement of Cash Flows

                                                                  Six Months                Since Inception
                                                               Ended December 31,           (12/10/93) to
                                                             2003              2002         Dec. 31, 2003
                                                         -----------       ------------     ---------------
Cash provided by (used for) Operations:
              Net loss                                   $(4,077,980)      $ (3,002,863)     $ (66,074,542)
              Changes in assets and liabilities              376,961            116,577         24,487,299
                                                          -----------        -----------        ----------
              Net cash used by operations                 (3,701,019)        (2,886,286)       (41,587,243)
                                                          -----------        -----------       ------------


Investments
      Proceeds from the sale of property & equipment               -                  -             11,254
      Capital expenditures                                  (315,545)            (3,798)        (7,186,812)
                                                            ---------            -------        -----------
      Cash used for investments                             (315,545)            (3,798)        (7,175,558)
                                                            ---------            -------        -----------


Cash flows from financing activities:
      Repayment of capital lease obligation                     -                  -               (50,289)
      Other financing activities - NET                          -                  -             5,835,029
      Proceeds from issuance of preferred stock                 -                  -            18,039,500
      Net proceeds from issuance of common stock           3,667,150          2,765,000         25,950,654
                                                           ----------         ----------        ----------

      Net cash provided by financing activities            3,667,150          2,765,000         49,774,894
                                                           ----------         ----------        ----------

Net increase (decrease) in cash                             (349,414)          (125,084)         1,012,093

Cash, beginning of period                                  1,361,507            194,894               -
                                                           ----------           --------       -----------

Cash, end of period                                      $ 1,012,093           $ 69,810        $ 1,012,093
                                                         ============          =========       ===========


The accompanying notes are an intergral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial information included has been condensed from financial statements prepared as of December 31, 2003. The results of operations for the three and six-month period ended December 31, 2003, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - INVENTORY

Inventory consists primarily of raw materials and work-in-process and amounted to $2,576,514 as of December 31, 2003, compared to $2,012,275 as of June 30, 2003.

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

For purposes of the following pro forma disclosures, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three and six months ended December 31, 2003, and 2002: no dividend yield; expected volatility of 119%; risk-free interest rate of 4%; and an expected five-year term for options granted. Had the compensation cost been determined based on the fair value at the grant, the Company's net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                          Three Months Ended              Six Months Ended
                                                          ------------------              ----------------
                                                             December 31                     December 31
                                                             -----------                     -----------
                                                        2003            2002            2003             2002
                                                        ----            ------          ----             ----
Net income (loss) - as reported                      (2,391,066)     (1,595,788)     (4,077,980)     (3,002,863)
Less: stock-based employee
      compensation determined under the
      Fair value method, net of income tax effect       195,232         212,895         385,089         425,790
                                                      ---------       ---------      ----------       ---------

Net income (loss) - pro forma                        (2,195,834)     (1,382,893)     (3,692,891)     (2,577,073)
                                                     ===========     ===========     ===========     ===========

Basic and Diluted earnings (loss)
per share-as reported                                 $  (0.01)       $  (0.01)       $  (0.02)       $  (0.02)

Basic and Diluted earnings (loss)
per share-pro forma                                   $  (0.01)       $  (0.01)       $  (0.02)       $  (0.02)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Imaging Diagnostic Systems, Inc. is a development stage company, which, since inception, has been engaged in research and development of its Computed Tomography Laser Breast Imaging System (CTLM(R)). The CTLM(R) is a breast-imaging device for the detection of cancer which utilizes laser technology and proprietary computer algorithms to produce three dimensional cross section slice images of the breast. As of the date of this report we have had no meaningful revenues from our operations; however, our first sale of a CTLM(R) System was made in January 2003.

We have incurred net losses applicable to common shareholders since inception through December 31, 2003 of approximately $72,922,302 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next 6 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(R), and the costs associated with product development activities. There can be no assurances that the CTLM(R) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(R) to allow us to operate profitably.

RESULTS OF OPERATIONS

There were no revenues for the three and six months ended December 31, 2003.

General and administrative expenses in the aggregate during the three and six months ended December 31, 2003, were $1,567,785 and $2,460,464 respectively, representing increases of $746,075 or 91% and $1,009,852 or 70%, respectively, when compared to the corresponding periods in 2002. General and administrative expenses in the aggregate are derived from deducting compensation and related benefits, research and development expenses, depreciation and amortization and adding interest income to the net loss as presented on the Statement of Operations.

Compensation and related benefits during the three and six months ended December 31, 2003, were $761,778 and $1,521,316 respectively, representing increases of $49,473 or 7% and $92,639 or 6%, respectively, for the corresponding periods for 2002. The increases were primarily due to having more employees than in the corresponding periods.

Selling, general and administrative expenses during the three and six months ended December 31, 2003, were $205,734 and $310,987 respectively, representing increases of $88,858 or 76% and $63,189 or 26% respectively, for the corresponding periods for 2002. The increases were due primarily to greater administrative costs associated with our developmental growth and preparations for the manufacture of the CTLM(R) device.

Clinical expenses during the three and six months ended December 31, 2003, were $3,150 and $6,978 respectively, representing decreases of $16,272 or 84% and $44,191 or 86% respectively, for the corresponding periods for 2002. The decreases were due primarily to the completion of clinical studies conducted at our various clinical sites.

Consulting expenses during the three and six months ended December 31, 2003, were $112,600 and $248,390 respectively, representing increases of $94,000 or 505% and $227,690 or 1,100% respectively, for the corresponding periods for 2002. The increases were due primarily to the consulting fees associated with the use of our Equity Credit Line and our International Sales and Marketing consultant.

Insurance costs during the three and six months ended December 31, 2003, were $120,655 and $220,712 respectively, representing increases of $18,578 or 18% and $33,011 or 18% respectively, for the corresponding periods for 2002. The increases were due primarily to higher premiums for Health, Workers' Comp., Professional and Product Liability and Property and Casualty Insurance.

Professional expenses during the three and six months ended December 31, 2003, were $114,093 and $222,008 respectively, representing increases of $17,205 or 18% and $44,308 or 25% respectively, for the corresponding periods for 2002. The increases were due primarily to the continued use of outside FDA PMA consultants, outside legal counsel in the Ladenburg litigation and patent counsel.

Travel and subsistence costs during the three and six months ended December 31, 2003, were $139,864 and $191,858 respectively, representing increases of $80,679 or 136% and $81,420 or 74% respectively, for the corresponding periods for 2002. The increases were primarily due to expenses associated with international trade shows and sales calls.

Interest expense during the three and six months ended December 31, 2003, was $130,938 and $443,061 respectively, representing a decrease of $37,977 or 22% and an increase of $67,944 or 18% respectively, for the corresponding periods for 2002. The fluctuations are due primarily to the recording of the 9% discount on our equity credit line as interest with Charlton Avenue, LLC ("Charlton"). See Item 5. Other Information - "Financing/Equity Line of Credit"

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $1,012,093 as of December 31, 2003. This is a decrease of $349,414 from $1,361,507 as of June 30, 2003. During the quarter ending December 31, 2003, we received $1,299,461 from the sale of common stock through our private equity agreement with Charlton and the exercise of employee stock options. See - "Financing/Equity Line of Credit"

We do not expect to generate a positive internal cash flow for at least the next 6 months due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(R), and the costs associated with product development activities.

Property and Equipment was valued at $2,357,055 net as of December 31, 2003. The overall increase of $227,717 from June 30, 2003 is due primarily to the cost associated with the purchase of a new trade show booth for the Radiological Society of North America ("RSNA") trade show, which is held annually in Chicago, Illinois.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties. Net cash used for operating and product development expenses during six months ending December 31, 2003, was $3,701,019 primarily due to our purchase of additional materials to continue the manufacture of CTLM(R) systems in anticipation of receiving orders from our distributors in certain countries where permitted by law, compared to net cash used by operating activities and product development of the CTLM(R) and related software development of $2,886,286 in the same six months ending December 31, 2002. At December 31, 2003, we had working capital of $1,414,085 compared to working capital of $(495,328) at December 31, 2002, and $1,152,067 at June 30, 2003. During the second quarter ending December 31, 2003, we were able to raise a total of $1,152,000 after expenses through the sale of common stock to Charlton. We do not expect to generate an internal cash flow for at least the next 6 months due to the expected costs of commercializing our initial product, the CTLM(R) and for the expense of continuing our ongoing product development program. We will require additional funds for operating expenses, developing our CD-ROM clinical atlas, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program. Accordingly, we plan to utilize our new Fourth Private Equity Credit Agreement upon the effectiveness of the S-2 Registration Statement we filed on January 30, 2004 to raise the funds required prior to the end of fiscal year 2004 in order to continue operations. Until such time as it becomes available to us, we will continue to use the Third Private Equity Credit Agreement for our financing needs. In the event that we are unable to utilize the Fourth Private Equity Credit Agreement or the Third Private Equity Credit Agreement, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. See Item 5. Other Information - "Financing/Equity Line of Credit"

Capital expenditures for the six months ending December 31, 2003, were $315,545 as compared to approximately $3,798 for the six months ending December 31, 2002. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, computer software, laboratory equipment, a new trade show booth and other fixed assets. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2004, will be approximately $75,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of December 31, 2003. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs. Our future capital requirements will depend on many factors, including the following:

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

We do not expect to generate an internal cash flow for at least the next 6 months due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(R) device. We do not have sufficient cash to fund our operations until the end of the fiscal year ending June 30, 2004, requiring us to secure additional funding through the sale of common stock through our Private Equity Credit Agreements, or from other outside sources.

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

The civil lawsuit filed against Doe 1 a/k/a DEIGHTON sought permanent relief which would restrain Doe 1 and his/her agents, etc. from making any statement or engaging in any conduct to intentionally interfere with any contractual/business relationship by and between IDSI, Richard Grable and Linda Grable and our customers, shareholders and/or investors, and for damages, attorney fees, costs and interest in excess of $15,000. A Summons and Verified Complaint was served on the Doe 1 and a Response was filed by Diane M. Strait, a former employee of the company. The defendant, Ms. Strait admitted to being the author, with her husband, Robert Leonard of over 1,000 postings on the Raging Bull message boards regarding us. Our motion for a temporary injunction was denied on November 3, 2000. On December 18, 2000, we served an amended complaint, which added Mr. Leonard as a defendant in the lawsuit. Diane Strait filed a counterclaim for defamation against us. We filed a motion to dismiss this counterclaim for failure to state cause of action. Our motion to dismiss was granted and the defendants were given leave to amend their counterclaim. Defendant, Diane Strait, filed a second amended counterclaim in January 2002. We filed a motion to dismiss Ms. Strait's second amended counterclaim, which was granted on April 2, 2002, with leave to file a third amended counterclaim within 30 days. Ms. Strait filed a third amended counterclaim on May 1, 2002, for defamation, abuse of privilege, negligence, negligent supervision and negligent retention. We filed an answer to the counterclaim.

The Judge issued an Order referring the case with regard to us, to Non-Binding Arbitration, pursuant to Florida Statutes Section 44.103. The parties appeared before an Arbitrator on August 13, August 29, and September 8, 2003, and in a decision dated September 29, 2003, the Arbitrator found on all counts set forth in Plaintiffs' First Amended Complaint for Injunctive Relief and Damages, on the evidence presented, Imaging Diagnostic Systems, Inc., Richard Grable and Linda Grable's request for injunctive relief was denied and held that Defendants Diane Strait and Robert Leonard shall have and recover costs from the plaintiffs that may properly be taxed as determined by the Court. On all counts set forth in Defendant/Counterplaintiff Diane Strait's Third Amended Counterclaim, the Arbitrator found that Defendant/Counterplaintiff Diane Strait's request for damages be denied. It was also ordered that we shall have and recover costs from the Plaintiff that may properly be taxed as determined by the court.

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

We were served with a lawsuit filed in the United States District Court, Southern District of New York on March 14, 2001 by Ladenburg Thalmann & Co. Inc. for alleged breach of an investment-banking contract. We believed that the complaint was without merit as Ladenburg Thalmann & Co. terminated the contract and we believed that we complied with all of our obligations under the contract. We filed a motion to dismiss on May 25, 2001, which was granted in part and denied in part on December 10, 2001. We filed an answer to the Plaintiff's complaint on April 16, 2002, denying the material allegations of the complaint.

On or about September 18, 2003, we entered into a settlement agreement to settle this action. Under this settlement we agreed to issue 401,785 shares of our common stock to Ladenburg in exchange for Ladenburg's dismissal with prejudice of its claims against us. As of the date of the Settlement Agreement the value of the stock was approximately $450,000. We and Ladenburg jointly moved for Court approval of the settlement as fair to Ladenburg so that the delivery of the shares to and the resale of the shares in the United States by Ladenburg may be exempt from registration under Section 3(a)(10) of the Securities Act of 1933. In an order dated October 24, 2003, the Judge ordered and adjudged that the settlement was approved as fair to the party to whom the shares will be issued within the meaning of Section 3(a)(10) and the case was closed. The shares were issued on November 12, 2003.

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

In October 2003 we announced that we received a Certificate of Approval that our Quality Management System has been inspected and upgraded to the following quality assurance standards: ISO 9001:2000, ISO 3485:2003, EN 46001:1996 and Annex II have been granted. As of the date of this report almost 100 countries, including the United States, the United Kingdom, Germany, Australia, Canada, Japan and France have adopted ISO Standards as the primary means for evaluating the quality of manufacturing products.

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

In November 2003, we announced our participation as an exhibitor at the 15th annual China Med 2003 conference in Beijing, China along with our Chinese distributor. This conference has previously attracted 480 exhibitors and 43,000 attendees from all over the world, and we expect to generate leads for future potential sales from the attendees.

In November 2003, we announced that we received a deposit for the purchase of a CTLM(R) System which will be installed in The Institutos Medicos de Alta Tecnologia, a comprehensive diagnostic imaging center in Buenos Aires, Argentina. This center has been the leader in diagnostic imaging in Argentina since 1965. The sale of this system marks our entry into the Latin American market.

In November 2003, we announced that we would be an exhibitor at the 35th annual MEDICA 2003 in Dusseldorf, Germany. This internationally renowned medical device conference attracts exhibitors from over 65 nations and visitors representing over 100 nations, and we expect to generate leads for future potential sales from the attendees.

In November 2003, we announced receipt of a purchase order with a guaranteed letter of credit for three CTLM(R) Systems from our Chinese distributor, China Far East International Trading Corp (CFETC). Headquartered in Beijing, CFETC was established in 1985 and has 23 satellite offices located throughout China as well as four international branches located in the United States, Belgium, Southeast Asia and Hong Kong. CFETC works in conjunction with the Chinese Government's Ministry of Foreign Trade and Economic Co-Operation.

In December 2003, we announced at a press conference in Chicago, while attending the annual meeting of the Radiological Society of North America (RSNA), that we confirmed for the first time in vivo, using superimposed CTLM(R), MRI and MRA images, that our CTLM(R) System can depict angiogenesis associated with tumors. This is our tenth year as an exhibitor at RSNA, which is the world's largest medical show dedicated to radiology.

In December 2003, we announced the signing of an agreement with Rome-based Biomedical International Snc. to sell our CT Laser Breast Imaging Systems (CTLM(R)) in Italy, Poland, Switzerland, Russia, Hungary, Bulgaria, and Romania. This agreement marks the beginning of our entry into these European markets.

In January 2004, we announced that we exhibited our CTLM(R) System at the 28th Arab Health Conference in Dubai, United Arab Emirates from January 18th through the 24th. The Arab Health Conference, a leader in healthcare exhibitions and conferences in the Middle East, targets UAE, Saudi Arabia, Kuwait, Bahrain, Oman and Qatar, as well as Lebanon, Jordan, Syria and CIS countries. Over 950 companies from across the globe showcased their latest in medical technology and over 16,000 medical professionals attended in the previous year. We expect to generate leads for future potential sales from the attendees.

In January 2004, we announced that we were issued a patent for "PHANTOM FOR OPTICAL AND MAGNETIC RESONANCE IMAGING QUALITY CONTROL," as U.S. Patent No. 6,675,035. This invention relates to phantoms for use in optical and magnetic resonance imaging that emulates the optical characteristics of breast tissue, that resembles the breast in shape and size, as an integral component of a quality assurance protocol to verify the performance of the medical imaging apparatus being evaluated.

In January 2004, we announced that we were issued a patent for "METHOD FOR IMPROVING THE ACCURACY OF DATA OBTAINED IN A LASER IMAGING APPARATUS," as U.S. Patent No. 6,681,130. This method improves the accuracy of data obtained using a diagnostic medical imaging apparatus that employs a near-infrared laser and array of detectors with variable gain amplifiers that can accommodate the wide dynamic range of signals available from the detectors.

On February 3, 2004, we announced that we received an order with a cash deposit for a CTLM(R) System from Axies Medical LLC of Dubai, United Arab Emirates. This order marks the second system sold in the United Arab Emirates.

Regulatory Matters

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

On April 29, 2003, we announced that we submitted our Premarket Approval Application (PMA) with the U.S. Food and Drug Administration (FDA) seeking marketing approval for our Computed Tomography Laser Mammography System, the CTLM(R).

On June 18, 2003, we announced that we received notification from the Food and Drug Administration that an initial review of our Premarket Approval Application
(PMA) has been conducted and is sufficiently complete to permit a substantive review and is, therefore, suitable for filing. An in-depth evaluation of the safety and effectiveness of the device will be conducted to determine the final approval of the PMA application.

We filed a new application with Health Canada in June 2003 because of new clinical data. On June 18, 2003 we received notification from the Medical Device Bureau of Health Canada that our application had been accepted for review. On November 14, 2003 we announced that we received notification from the Medical Device Bureau of Health Canada that our application for a "New Medical Device" license was approved. The license was issued in accordance with the Medical Device Regulations, Section 36. Furthermore, we possess the CAN/CSA ISO 13485-1998 certification, which is an additional regulatory requirement that is evidence of compliance to the quality system of the medical device.

On August 27, 2003, we announced in an 8-K filing that we received a letter from the FDA stating that it had completed its review of our PMA. The FDA, in its letter, outlined deficiencies in the PMA submission, which must be resolved before the FDA's review could be completed. The FDA stated that until these deficiencies are resolved, the PMA application is not approvable in its current form. The FDA identified measures to make the PMA approvable, and we will amend our PMA application to address the deficiencies in the letter. We are working with our FDA counsel and consultants to correct these deficiencies.

On February 2, 2004, we announced in an 8-K filing that we received a warning letter from the FDA specifically regarding the biomonitoring section of an inspection conducted August 13th through August 18th, 2003 at our facility. We submitted our response to this letter to the FDA on February 9, 2004. We are continuing to prepare supplementary information to support our PMA application.

On February 10, 2004, we announced in an 8-K filing that we had submitted our response to the warning letter from the FDA.

Clinical Update


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

The principal conditions to our ability to draw under the private equity line were that (i) during the 15 trading days immediately preceding each of the put notice date and the corresponding closing date (11 trading days after the put notice date) the average bid price of our common stock must be at least $.50 and the average daily trading volume must be at least $100,000, (ii) no more than 19.9% of our outstanding common stock (30,598,173 shares as of the date of this report) may be issued under the agreement without shareholder approval if such approval is required by our principal trading market (it is not required by our current market, the OTC Bulletin Board), (iii) the purchase cannot cause Charlton to beneficially own more than 9.9% of our outstanding common stock (according to the information available to us it beneficially owns less than 5% of the common stock as of the date of this report), and (iv) there be no material adverse change in our business or financial condition since our most recent filing with the SEC.

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

The Third Private Equity Credit Agreement

On October 29, 2002, we and Charlton entered into a "Third Private Equity Credit Agreement" with which we intend to supplement the prior New Private Equity Agreement. The terms of the Third Private Equity Credit Agreement are substantially equivalent to the terms of the prior agreement, except that (i) the commitment period is three years from the effective date of a registration statement covering the Third Private Equity Credit Agreement shares, (ii) the maximum commitment is $15,000,000, (iii) the minimum amount we must draw through the end of the commitment period is $2,500,000, (iv) the minimum stock price requirement has been reduced to $.10, and (v) the minimum average trading volume in dollars has been reduced to $20,000. The conditions to our ability to draw under this private equity line, as described above, may materially limit the draws available to us.

We intend to make sales under the Third Private Equity Credit Agreement from time to time in order to raise working capital on an "as needed" basis until effectiveness of our registration statement for shares issued under our new Fourth Private Equity Credit Agreement (detailed below). Based on our current assessment of our financing needs, we intend to draw in excess of the $2,500,000 minimum but substantially less than the $15,000,000 maximum under the new Third Private Equity Credit Agreement; however, if those needs change we may draw up to the $15,000,000 maximum. As of the date of this report under the Third Private Equity Credit Agreement we have drawn down $9,705,000 and issued 23,816,276 shares of common stock.

The Fourth Private Equity Credit Agreement

On January 9, 2004, we and Charlton entered into a new "Fourth Private Equity Credit Agreement" which replaces our prior private equity agreements. The terms of the Fourth Private Equity Credit Agreement are more favorable to us than the terms of the prior Third Private Equity Credit Agreement. The new, more favorable terms are: (i) The put option price is 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche, while the prior Third Private Equity Credit Agreement provided for 91%, ii) the commitment period is two years from the effective date of a registration statement covering the Fourth Private Equity Credit Agreement shares, while the prior Third Private Equity Credit Agreement was for three years, (iii) the maximum commitment is $15,000,000, (iv) the minimum amount we must draw through the end of the commitment period is $1,000,000, while the prior Third Private Equity Credit Agreement minimum amount was $2,500,000, (v) the minimum stock price requirement is now controlled by us as we have the option of setting a floor price for each put transaction (the previous minimum stock price in the Third Private Equity Credit Agreement was fixed at $.10), (vi) there are no fees associated with the Fourth Private Equity Credit Agreement; the prior private equity agreements required the payment of a 5% consulting fee to Spinneret, which was subsequently lowered to 4% by mutual agreement in September 2001, and
(vii) the elimination of the requirement of a minimum average daily trading volume in dollars. The previous requirement in the Third Private Equity Credit Agreement was $20,000. The conditions to our ability to draw under this private equity line, as described above, may materially limit the draws available to us.

On January 30, 2004, we filed a registration statement with respect to 5,000,000 shares of our common stock to be issued pursuant to the Fourth Private Equity Credit Agreement. Upon effectiveness of this registration statement, the Third Private Equity Credit Agreement will be terminated, and we will begin drawing under the Fourth Private Equity Credit Agreement. We intend to make sales under the new Fourth Private Equity Credit Agreement from time to time in order to raise working capital on an "as needed" basis. Based on our current assessment of our financing needs, we intend to draw in excess of the $1,000,000 minimum but substantially less than the $15,000,000 maximum under the new Fourth Private Equity Credit Agreement; however, if those needs change we may draw up to the $15,000,000 maximum.

As of the date of this report, since January 2001, we have drawn an aggregate of $20,206,000 in gross proceeds from our equity credit lines with Charlton and have issued 48,821,074 shares as a result of those draws.

There can be no assurance that adequate financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent us from implementing our business plan or may require us to delay, scale back, or eliminate certain of our research and product development programs or to license to third parties rights to commercialize products or technologies that we would otherwise seek to develop ourselves. To the extent that we utilize our Private Equity Credit Agreements; or additional funds are raised by issuing equity securities, especially convertible preferred stock and convertible debentures, dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. Moreover, substantial dilution may result in a change in our control.

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


 (b) Reports on Form 8-K

         A Form 8-K was filed on August 27, 2003, stating that we are in receipt of a letter from the FDA stating that it has completed its review of our PreMarket approval application (PMA). The FDA, in its letter, outlined deficiencies in the PMA submission, which must resolved before the FDA's review could be completed. The FDA stated that until these deficiencies are resolved, the PMA application is not approvable in its current form. The FDA identified measures to make the PMA approvable, and we will amend our PMA application to address the deficiencies in the letter.

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

         A Form 8-K was filed on February 2, 2004, stating that we received a warning letter from the FDA specifically regarding the biomonitoring section of an inspection conducted August 13th through August 18th, 2003 at our facility and that we would submit our response to the FDA on or before February 9, 2004, as well as continue to prepare supplementary information to support our PMA application.

         A Form 8-K was filed on February 10, 2004, stating that we timely submitted our response to the warning letter from the FDA regarding the biomonitoring inspection.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.




Dated: February 13, 2004              Imaging Diagnostic Systems, Inc.

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