Form 10QSB
period 2004-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2004-05-11
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2004

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

     The number of shares outstanding of each of the issuer's classes of equity as of March 31, 2004: 169,959,733 shares of common stock, no par value. As of March 31, 2004, the issuer had no shares of preferred stock outstanding.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)


                         Part I - Financial Information

Item 1. Financial Statements
                                                                          Page

Condensed Balance Sheet -
      March 31, 2004 and June 30, 2003..................................    3

Condensed Statement of Operations -
      Nine months and three months ended March 31,
      2004 and 2003, and December 10,
      1993 (date of inception) to March 31, 2004........................    4

Condensed Statement of Cash Flows -
      Nine months ended March 31, 2004 and 2003,
      and December 10, 1993 (date of inception)
      to March 31, 2004.................................................    5

Notes to Condensed Financial Statements.................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Financial Condition and Results...................................    8

Item 3.    Controls and Procedures......................................   11

                           Part II - Other Information

Item 1.    Legal Proceedings............................................   12

Item 2.    Changes in Securities........................................   12

Item 3.    Defaults Upon Senior Securities..............................   12

Item 4.    Submission of Matters to a Vote of
           Security Holders ............................................   12

Item 5.    Other Information............................................   13

Item 6.    Exhibits and Reports on Form 8-K.............................   21

Signatures..............................................................   22

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                         (A Developmental Stage Company)
                             Condensed Balance Sheet

                                     Assets

                                               Mar. 31, 2004     Jun. 30, 2003
                                                ------------     ------------
Current Assets                                     Unaudited            *
              Cash                              $    876,756     $  1,361,507
              Accounts Receivable                     12,983             -
              Inventory                            2,801,051        2,012,275
              Prepaid expenses                        58,335           28,722
              Other current assets                       770            1,455
                                                ------------     ------------

              Total Current Assets                 3,749,895        3,403,959
                                                ------------     ------------

Property and Equipment, net                        2,333,218        2,129,338
Other Assets                                         814,788          840,420
                                                ------------     ------------

                                                $  6,897,901     $  6,373,717
                                                ============     ============

                                Liabilities and Stockholders' Equity
Current Liabilities
              Accounts Payable and
                Accrued Expenses                $    984,463     $    937,005
              Customer Deposits                       50,000             -
              Short term debt                        300,407          300,407
              Other current liabilities            1,029,486        1,014,486
                                                ------------     ------------

              Total Current Liabilities            2,364,356        2,251,898
                                                ------------     ------------


Stockholders Equity:
              Common Stock                        77,717,239       71,368,361
              Additional paid-in capital           1,597,780        1,597,780
              Deficit accumulated during
                development stage                (74,781,474)     (68,844,322)
                                                ------------     ------------

              Total stockholders' equity           4,533,545        4,121,819
                                                ------------     ------------

                                                $  6,897,901     $  6,373,717
                                                ============     ============


* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                                   (Unaudited)
                        Condensed Statement of Operations

                                               Nine Months Ended           Three Months Ended      Since Inception
                                                    March 31,                    March 31,         (12/10/93) to
                                              2004           2003          2004          2003      Mar. 31, 2004
                                              ----           ----          ----          ----      -------------
Net Sales                                  $ 552,983      $ 184,085     $ 552,983     $ 184,085      $ 737,068
Cost of Sales                                193,163         75,373       193,163        75,373        272,352
                                            --------        -------      --------       -------       --------

Gross Profit                                 359,820        108,712       359,820       108,712        464,716
                                            --------        -------      --------       -------        -------

Compensation and related benefits:
  Administrative and engineering           2,378,105      1,383,892     1,026,213       512,399     19,508,781
  Research and development                   294,965        884,783       125,541       327,599      7,767,961
Research and development expenses             74,309            517        54,404           257      3,070,659
Certification expenses                        38,924         35,119        31,367         2,026        123,473
Advertising and promotion expenses           117,665         35,587        53,685         5,050      1,349,910
Selling, general and administrative          519,362        371,188       208,373       123,392      3,572,615
Clinical expenses                             41,506         51,874        34,528           704        731,721
Consulting expenses                          327,633        197,533        79,243       176,833      4,584,998
Insurance costs                              332,848        286,148       112,136        98,447      1,920,264
Inventory valuation adjustments                 -              -             -             -         2,648,491
Inventory restocking costs                      -              -             -             -           377,006
Professional fees                            304,985        275,348        82,978        97,648      3,428,810
Sales and property taxes                      56,813         48,715         3,476        37,920        560,898
Stockholder expenses                         151,705         91,255       100,006         3,652        798,349
Trade show expenses                          200,896        137,900        22,231        24,554      1,486,095
Travel and subsistence costs                 276,709        188,735        84,851        78,296      2,291,818
Rent expense                                   8,960          6,745         3,031         2,129        333,930
Loan placement expenses and fees                -              -             -             -           671,494
Depreciation and amortization                129,903        185,154        45,989        61,718      2,187,757
Amortization of deferred compensation           -              -             -             -         4,064,250
Liquidated damages costs                        -              -             -             -           140,000
Settlement expenses                          450,000           -             -             -         1,468,603
Death Benefit expenses                          -              -             -             -           286,225
                                           ---------      ---------     ---------     ---------     ----------

                                           5,705,288      4,180,493     2,068,052     1,552,624     63,374,108
                                          ----------     ----------    ----------    ----------    ----------

Operating Loss                            (5,345,468)    (4,071,781)   (1,708,232)   (1,443,912)   (62,909,392)

Gain/Loss on sale of fixed assets             (5,302)          -             -             -             5,952
Interest income                                8,981            135         1,362            12        268,513
Interest expense                            (595,363)      (561,012)     (152,302)     (185,895)    (5,298,787)
                                            ---------      ---------     ---------     ---------    -----------

Net Loss                                  (5,937,152)    (4,632,658)   (1,859,172)   (1,629,795)   (67,933,714)

Dividends on cumulative Pfd. stock:
From discount at issuance                       -              -             -             -        (5,402,713)
Earned                                          -              -             -             -        (1,445,047)
                                          -----------    -----------    ----------    ----------    -----------
Net loss applicable to
     common shareholders                $ (5,937,152)  $ (4,632,658)  $ (1,859,172) $ (1,629,795)  $(74,781,474)
                                        =============  =============  ============= =============  =============

Net Loss per common share:
Basic and Diluted:
Net loss per common share                  $ (0.04)       $ (0.03)      $ (0.01)        $ (0.01)      $ (1.06)
                                           ========       ========      ========        ========      ========

Weighted avg. no. of common shares       167,082,265    141,118,444    167,197,384    148,914,092    70,365,629
                                         ===========    ===========    ===========    ===========    ==========



The accompanying notes are an intergral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                        Condensed Statement of Cash Flows

                                                                  Nine Months               Since Inception
                                                                Ended March 31,             (12/10/93) to
                                                            2004               2003         Mar. 31, 2004
                                                        -------------     -------------     --------------
Cash provided by (used for) Operations:
              Net loss                                   $(5,937,152)     $ (4,632,658)     (67,933,714)
              Changes in assets and liabilities              842,204           497,602       24,952,542
                                                          -----------       -----------      ----------
              Net cash used by operations                 (5,094,948)       (4,135,056)     (42,981,172)
                                                          -----------       -----------     ------------


Investments
      Proceeds from the sale of property & equipment                                             11,254
      Capital expenditures                                  (329,803)          (10,090)      (7,201,070)
                                                            ---------          --------      -----------
      Cash used for investments                             (329,803)          (10,090)      (7,189,816)
                                                            ---------          --------      -----------


Cash flows from financing activities:
      Repayment of capital lease obligation                     -                 -             (50,289)
      Other financing activities - NET                          -                 -           5,835,029
      Proceeds from issuance of preferred stock                 -                 -          18,039,500
      Net proceeds from issuance of common stock           4,940,000         4,191,000       27,223,504
                                                           ----------        ----------      ----------

      Net cash provided by financing activities            4,940,000         4,191,000       51,047,744
                                                           ----------        ----------      ----------

Net increase (decrease) in cash                             (484,751)           45,854          876,756

Cash, beginning of period                                  1,361,507           194,894             -
                                                           ----------          --------       ---------

Cash, end of period                                        $ 876,756         $ 240,748        $ 876,756
                                                           ==========        ==========       =========



The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial information included has been condensed from financial statements prepared as of March 31, 2004. The results of operations for the three and nine-month period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - GOING CONCERN

Imaging Diagnostic Systems, Inc. (IDSI) is currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. IDSI has yet to generate a positive internal cash flow, and until significant sales of our product occur, we are mostly dependent upon debt and equity funding. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

NOTE 3 - INVENTORY

Inventory consists primarily of raw materials and work-in-process and amounted to $2,801,051 as of March 31, 2004, compared to $2,012,275 as of June 30, 2003.

NOTE 4 - REVENUE RECOGNITION

Revenue from sales of medical imaging products is recorded for international sales upon the passing of title and risks of ownership, which occurs upon the shipment of goods. In the U.S. market, when PMA approval is received, revenue will be recorded upon installation of the CTLM(R) System and acceptance by the customer.

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

For purposes of the following pro forma disclosures, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three and nine months ended March 31, 2004, and 2003: no dividend yield; expected volatility of 119%; risk-free interest rate of 4%; and an expected five-year term for options granted. Had the compensation cost been determined based on the fair value at the grant, the Company's net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                          Three Months Ended              Nine Months Ended
                                                          ------------------              -----------------
                                                                March 31                      March 31
                                                                --------                      --------
                                                          2004            2003            2004           2003
                                                          ----            ------          ----           ----
Net income (loss) - as reported                      $(1,859,172)    $(1,629,795)    $(5,937,152)    $(4,632,658)
Less: stock-based employee
      compensation determined under the
      Fair value method, net of income tax effect        454,839         212,895         839,928         638,685
                                                       ---------    ------------     -----------       ---------

Net income (loss) - pro forma                        $(1,404,333)    $(1,416,900)    $(5,097,224)    $(3,993,973)
                                                     ============    ============    ============    ============

Basic and Diluted earnings (loss)
per share-as reported                                $    (0.01)     $    (0.01)     $   (0.03)      $    (0.03)

Basic and Diluted earnings (loss)
per share-pro forma                                  $    (0.01)     $    (0.01)     $   (0.03)      $    (0.03)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Imaging Diagnostic Systems, Inc. is a development stage company, which, since inception, has been engaged in research and development of its Computed Tomography Laser Breast Imaging System (CTLM(R)). The CTLM(R) is a breast-imaging device for the detection of cancer which utilizes laser technology and proprietary computer algorithms to produce three dimensional cross section slice images of the breast. As of the date of this report we have had no substantial revenues from our operations; however, we have recorded sales of three CTLM(R) Systems for the quarter ending March 31, 2004.

We have incurred net losses applicable to common shareholders since inception through March 31, 2004 of approximately $74,781,474 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next six months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(R), and the costs associated with product development activities. There can be no assurances that the CTLM(R) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(R) to allow us to operate profitably.

RESULTS OF OPERATIONS

Revenues for the three and nine months ended March 31, 2004, were $552,983 representing an increase of $368,898 or 200% for the corresponding periods for 2003. The increase is a result of sales of three CTLM(R) Systems made during the third quarter as compared to one sale in 2003.

General and administrative expenses in the aggregate during the three and nine months ended March 31, 2004, were $608,387 and $3,068,851 respectively, representing a decrease of $119,447 or 16% and an increase of $890,404 or 41%, respectively, when compared to the corresponding periods in 2003. General and administrative expenses in the aggregate are derived from deducting compensation and related benefits, research and development expenses, depreciation and amortization and adding interest income to the net loss as presented on the Statement of Operations.

Compensation and related benefits during the three and nine months ended March 31, 2004, were $1,151,754 and $2,673,070 respectively, representing increases of $311,756 or 37% and $404,395 or 18%, respectively, for the corresponding periods for 2003. The increases were primarily due to the recording of a stock bonus given to the employees during the third quarter.

Selling, general and administrative expenses during the three and nine months ended March 31, 2004, were $208,373 and $519,362 respectively, representing increases of $84,981 or 69% and $148,174 or 40% respectively, for the corresponding periods for 2003. The increases were due primarily to greater administrative costs associated with our preparations for the manufacture of the CTLM(R) device.

Consulting expenses during the three and nine months ended March 31, 2004, were $79,243 and $327,633 respectively, representing a decrease of $97,590 or 55% and an increase of $130,100 or 66% respectively, for the corresponding periods for 2003. The fluctuations were due primarily to the consulting fees associated with the use of our Third Private Equity Credit Line and our International Sales and Marketing consultant.

Insurance costs during the three and nine months ended March 31, 2004, were $112,136 and $332,848 respectively, representing increases of $13,689 or 14% and $46,700 or 16% respectively, for the corresponding periods for 2003. The increases were due primarily to higher premiums for Health, Workers' Comp., Directors and Officers Liability, Professional and Product Liability and Property and Casualty Insurance.

Professional expenses during the three and nine months ended March 31, 2004, were $82,978 and $304,985 respectively, representing a decrease of $14,670 or 15% and an increase of $29,637 or 11% respectively, for the corresponding periods for 2003. The decrease in professional fees was primarily due to the decreased use of outside counsel for various legal matters and the increase was a result of legal costs associated with our PMA submission.

Travel and subsistence costs during the three and nine months ended March 31, 2004, were $84,851 and $276,709 respectively, representing increases of $6,555 or 8% and $87,974 or 47% respectively, for the corresponding periods for 2003. The increases were primarily due to costs associated with increased international sales calls and attending additional trade shows.

Interest expense during the three and nine months ended March 31, 2004, was $152,302 and $595,363 respectively, representing a decrease of $33,593 or 18% and an increase of $34,351 or 6% respectively, for the corresponding periods for 2003. The fluctuations are due primarily to the recording of the 9% discount on our Third Private Equity Credit Line and the 7% discount on our Fourth Private Equity Credit Line as interest with Charlton Avenue, LLC ("Charlton"). See Item
5. Other Information - "Financing/Equity Line of Credit"

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $876,756 as of March 31, 2004. This is a decrease of $484,751 from $1,361,507 as of June 30, 2003. During the quarter ending March 31, 2004, we received $1,272,850 from the sale of common stock through our private equity agreement with Charlton and the exercise of employee stock options. See - "Financing/Equity Line of Credit"

We do not expect to generate a positive internal cash flow for at least the next six months due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(R), and the costs associated with product development activities.

Property and Equipment was valued at $2,333,218 net as of March 31, 2004. The overall increase of $203,880 from June 30, 2003 is due primarily to the cost associated with the purchase of a new trade show booth for the Radiological Society of North America ("RSNA") trade show, which is held annually in Chicago, Illinois.

LIQUIDITY AND CAPITAL RESOURCES

We are currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity requirements, principally by obtaining additional debt and/or equity financing. We have yet to generate an internal cash flow and do not expect to do so for at least the next six months. Until sales of our product begin, we are totally dependent upon debt and equity funding from third parties. In the near future, we expect to incur substantial capital expenditures, working capital requirements and operating losses, including the significant costs of commercializing the CTLM(R) device. In the event that we are unable to utilize our private equity line or to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially adversely impact our ability to continue as a going concern.

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties. Net cash used for operating and product development expenses during nine months ending March 31, 2004, was $5,094,948 primarily due to our purchase of additional materials to continue the manufacture of CTLM(R) systems in anticipation of receiving orders from our distributors in certain countries where permitted by law, compared to net cash used by operating activities and product development of the CTLM(R) and related software development of $4,135,056 in the same nine months ending March 31, 2003. At March 31, 2004, we had working capital of $1,385,539 compared to working capital of $(266,846) at March 31, 2003, and $1,152,067 at June 30, 2003. During the third quarter ending March 31, 2004, we were able to raise a total of $1,210,000 after expenses through the sale of common stock to Charlton. We do not expect to generate an internal cash flow for at least the next six months due to the expected costs of commercializing our initial product, the CTLM(R) and for the expense of continuing our ongoing product development program. We will require additional funds for operating expenses, developing our CD-ROM clinical atlas, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program. On January 30, 2004, we filed an S-2 Registration Statement, which was declared effective on March 4, 2004. Accordingly, we plan to utilize our new Fourth Private Equity Credit Agreement to raise the funds required prior to the end of fiscal year 2004 in order to continue operations. In the event that we are unable to utilize the Fourth Private Equity Credit Agreement, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. See Item 5. Other Information - "Financing/Equity Line of Credit"

Capital expenditures for the nine months ending March 31, 2004, were $329,803 as compared to approximately $10,090 for the nine months ending March 31, 2003. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, computer software, laboratory equipment, a new trade show booth and other fixed assets. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2004, will be approximately $15,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of March 31, 2004. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs. Our future capital requirements will depend on many factors, including the following:

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

We do not expect to generate an internal cash flow for at least the next six months due to expected increases in capital expenditures, working capital and ongoing losses, including the expected cost of commercializing the CTLM(R) device. We do not have sufficient cash to fund our operations until the end of the fiscal year ending June 30, 2004, requiring us to secure additional funding through the sale of common stock through our Fourth Private Equity Credit Agreement, or from other outside sources.

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

PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any material legal proceedings, pending or contemplated, to which we are, or would be a party to or of which any of our property is, or would be, the subject.

ITEM 2.    CHANGES IN SECURITIES.

See Item 5. "Other Information" - FINANCING/EQUITY LINE OF CREDIT.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

On March 24, 2004 we held an annual meeting of stockholders at our corporate offices at 6531 NW 18th Court, Plantation, Florida for the following purposes:

     1. To elect six directors to serve a one-year term expiring at the Fiscal Year 2005 Annual Meeting of Stockholders or until his/her successor is duly elected and qualified;
     2. To consider and act upon a proposal to adopt the Company's 2004 Non-Statutory Stock Option Plan;
     3. To ratify the Company's Board of Directors' appointment of Margolies, Fink and Wichrowski, CPA's as independent auditors for the Company for the fiscal year ending June 30, 2004.

For proposal no. 1, the stockholders elected six incumbent directors with the voting as follows:
Linda B. Grable     FOR   161,458,971    AGAINST   356,033  ABSTAIN   1,896,586
Allan L. Schwartz   FOR   161,777,341    AGAINST    37,663  ABSTAIN   1,896,586
Sherman Lazrus      FOR   161,468,461    AGAINST   346,543  ABSTAIN   1,896,586
Patrick J. Gorman   FOR   161,146,798    AGAINST   668,206  ABSTAIN   1,896,586
Edward Rolquin      FOR   161,364,561    AGAINST   450,443  ABSTAIN   1,896,586
Jay S. Bendis       FOR   161,493,998    AGAINST   321,006  ABSTAIN   1,896,586

For proposal no. 2, the stockholders voted to adopt the Company's 2004 Non-Statutory Stock Option Plan: The affirmative vote of a majority of the outstanding shares of the Common Stock present in persons or represented by Proxy at the Annual Meeting and entitled to vote were required to approve the adoption of the Stock Option Plan.
                    FOR    35,168,753    AGAINST  6,580,936   ABSTAIN   820,887

For proposal no. 3, the stockholders voted to ratify the Board of Directors' action of its appointment of Margolies, Fink and Wichrowski, CPA's as independent auditors for the Company for the fiscal year ending June 30, 2004 with the following votes:
                    FOR   162,287,050    AGAINST   757,047    ABSTAIN   667,493

ITEM 5.    OTHER INFORMATION

                               Recent Developments

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

In February 2004, we announced that we received an order with a cash deposit for a CTLM(R) System from Axis Medical LLC of Dubai, United Arab Emirates. This order marks the second system sold in the United Arab Emirates.

In February 2004, we shipped four CTLM(R) Systems to China in accordance with an irrevocable confirmed letter of credit. As we previously reported, an order was placed for three CTLM(R) Systems by China Far East International Trade Corporation, Shenzhen, China. The fourth system will be used for clinical research by the government of China.

In February 2004, we installed a second CTLM(R) System for Schering AG. Located at the University of Muenster in Muenster, Germany, this additional CTLM(R) System is part of Schering AG's collaborative efforts with IDSI to continue their studies of fluorescent compounds in their quest for breast cancer detection.

In February 2004, we announced that we were issued a patent for "LASER IMAGING APPARATUS USING BIOMEDICAL MARKERS THAT BIND TO CANCER CELLS" as U.S. Patent No. 6,693,287. This patent protects the proprietary method of collecting data while using "biomedical" markers that bind to cancer cells during a CT laser scan to provide a positive identification of the cancer area, to selectively activate the Photo Dynamic Therapy (PDT) drug to destroy the cancer.

In March 2004, we exhibited our CTLM(R) System's clinical data at the European Congress of Radiology (ECR) conference in Vienna, Austria. A scientific paper from the University of Vienna, one of our European demonstration sites, was presented at the ECR describing the typical vascular appearances of breast cancers imaged by our CTLM(R) System. This presentation was nominated for the best and most original paper on breast imaging by the ECR conference.

On April 16, 2004, we announced that Linda B. Grable, CEO, Chairman of the Board and co-founder, retired effective April 15, 2004. The Board of Directors has appointed Jay S. Bendis and Sherman Lazrus as Co-Chairmen of the Board and has begun an immediate search for a new CEO. Meanwhile, the Board appointed Allan L. Schwartz, Executive Vice President and Chief Financial Officer, to serve as interim CEO until a new CEO is appointed.

On April 28, 2004, we announced that we were granted a Canadian Patent for "LASER IMAGING APPARATUS USING BIOMEDICAL MARKERS THAT BIND TO CANCER CELLS" as Canadian Patent No. 2,373,299. This patent broadly covers the optical imaging of fluorescent compounds.

On May 4, 2004, we announced that we shipped a CTLM(R) System to Dubai as a result of a purchase order from Axis Medical LLC from February 2004. Full payment was received and the revenue from the sale will be booked in the fourth quarter.

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

On March 29, 2004, we announced in an 8-K filing that our responses to the FDA's warning letter of the biomonitoring inspection addressed each of the issues and no further response is necessary at this time.

Clinical Update


Patients are being scanned at our European demonstration sites, the University of Vienna, Allgemeines Hospital and the Humboldt University of Berlin, Charite Hospital. The additional studies obtained from these clinical sites will be used in our CD-ROM clinical atlas.

In September 2002 we completed our clinical studies at the University of Virginia Health System in Charlottesville, Virginia and removed the CTLM(R) System. In January 2003 we removed the CTLM(R) System from the Women's Center for Radiology in Orlando, Florida as the clinical studies were previously completed. We have also completed our clinical studies at The Don and Sybil Harrington Cancer Center ("Harrington") in Amarillo, Texas and the Instituto Nacional de Cancerologia (National Cancer Institute) in Mexico City, Mexico; however, CTLM(R) Systems remain installed at Harrington and Instituto Nacional de Cancerologia for future use.

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

The New Private Equity Agreement

Because the average bid price of our common stock fell below the contractually required $.50 during the 15-day period prior to puts and/or put closings from time to time in the period beginning November 15, 2001, Charlton orally agreed to waive the minimum price requirement. Further, because we drew only $5,825,000 of the $10,000,000 minimum by December 13, 2001, Charlton orally agreed to extend the commitment period and thereby waived its right to receive a Shortfall Payment based on our failure to timely draw the $10,000,000 minimum. On May 7, 2002, we and Charlton entered into a written amendment to the Private Equity Agreement as of November 15, 2001, which (i) reduced the minimum stock price requirement from $.50 to $.25, (ii) reduced the minimum average daily trading volume to $50,000, and (iii) extended the commitment period to December 13, 2003. Between November 15, 2001, and April 24, 2002, Charlton accepted two puts totaling $625,000 and 1,410,240 shares despite the relevant average bid price having fallen below $.50. From December 14, 2001, to April 24, 2002, Charlton accepted eight puts totaling $2,600,000 and 5,897,827 shares. Charlton did not accept any puts under the prior private Equity Agreement after April 24, 2002.

Charlton agreed to the waivers sought by us in connection with the prior Private Equity Agreement because of our good working relationship and the mutually beneficial nature of the relationship. During the initial one-year commitment period, we drew only $5,825,000 of the $10,000,000 minimum because we did not require all of the funds and wanted to avoid unnecessary dilution of our shareholders and unnecessary sales of our stock, which could have depressed its market price. Charlton never rejected any of our puts. From January 25, 2001 to April 9, 2002 we drew $8,425,000 and issued 15,015,479 shares to Charlton under the prior Private Equity Agreement.

On May 15, 2002, we and Charlton entered into a new private equity agreement which replaced the prior Private Equity Agreement (the "New Private Equity Agreement"). The terms of the New Private Equity Agreement were substantially equivalent to the terms of the prior agreement, except that (i) the commitment period is three years from the effective date of a registration statement covering the New Private Equity Agreement shares, (ii) the minimum amount we were required to draw through the end of the commitment period was $2,500,000,
(iii) the minimum stock price requirement was been reduced to $.20, and (iv) the minimum average trading volume was reduced to $40,000.

Since we did not yet have an effective registration statement covering shares to be sold pursuant to the New Private Equity Agreement, in May 2002, Charlton loaned us $350,000 in order to partially cover our short-term working capital needs. This loan was evidenced by a promissory note dated May 29, 2002, due August 1, 2002, and bearing interest at a rate of 2% per month. The loan was secured by a pledge of 1,000,000 shares of our common stock, 500,000 each by our Chief Executive Officer, Linda Grable, and by our Executive Vice President and Chief Financial Officer, Allan Schwartz, and was personally guaranteed by Ms. Grable and Mr. Schwartz. Charlton orally agreed to extend the due date of the note, and paid it back in full with proceeds of puts under the New Private Equity Agreement between July and December 2002.

On May 17, 2002 we filed a registration statement on Form S-2 to register 10,000,000 shares underlying the New Private Equity Agreement, which was declared effective by the SEC on July 24, 2002. We made sales under the New Private Equity Agreement from time to time in order to raise working capital on an "as needed" basis. As of the date of this report, under the New Private Equity Agreement we have drawn down $2,076,000 and issued 9,989,319 shares of common stock.

The Third Private Equity Credit Agreement

On October 29, 2002, we and Charlton entered into a "Third Private Equity Credit Agreement" with which we supplemented the prior New Private Equity Agreement. The terms of the Third Private Equity Credit Agreement were substantially equivalent to the terms of the prior agreement, except that (i) the commitment period was three years from the effective date of a registration statement covering the Third Private Equity Credit Agreement shares, (ii) the maximum commitment was $15,000,000, (iii) the minimum amount we were required to draw through the end of the commitment period was $2,500,000, (iv) the minimum stock price requirement was reduced to $.10, and (v) the minimum average trading volume in dollars was reduced to $20,000.

We made sales under the Third Private Equity Credit Agreement from time to time in order to raise working capital on an "as needed" basis until effectiveness of our registration statement for shares issued under our new Fourth Private Equity Credit Agreement (detailed below). As of the date of this report, under the Third Private Equity Credit Agreement we have drawn down $10,005,000 and issued 24,307,100 shares of common stock.

The Fourth Private Equity Credit Agreement

On January 9, 2004, we and Charlton entered into a new "Fourth Private Equity Credit Agreement" which replaces our prior private equity agreements. The terms of the Fourth Private Equity Credit Agreement are more favorable to us than the terms of the prior Third Private Equity Credit Agreement. The new, more favorable terms are: (i) The put option price is 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche, while the prior Third Private Equity Credit Agreement provided for 91%, ii) the commitment period is two years from the effective date of a registration statement covering the Fourth Private Equity Credit Agreement shares, while the prior Third Private Equity Credit Agreement was for three years, (iii) the maximum commitment is $15,000,000, (iv) the minimum amount we must draw through the end of the commitment period is $1,000,000, while the prior Third Private Equity Credit Agreement minimum amount was $2,500,000, (v) the minimum stock price requirement is now controlled by us as we have the option of setting a floor price for each put transaction (the previous minimum stock price in the Third Private Equity Credit Agreement was fixed at $.10), (vi) there are no fees associated with the Fourth Private Equity Credit Agreement; the prior private equity agreements required the payment of a 5% consulting fee to Spinneret, which was subsequently lowered to 4% by mutual agreement in September 2001, and
(vii) the elimination of the requirement of a minimum average daily trading volume in dollars. The previous trading volume requirement in the Third Private Equity Credit Agreement was $20,000. The conditions to our ability to draw under this private equity line, as described above, may materially limit the draws available to us.

On January 30, 2004, we filed a registration statement with respect to 5,000,000 shares of our common stock to be issued pursuant to the Fourth Private Equity Credit Agreement. This registration statement became effective March 4, 2004, at which time the Third Private Equity Credit Agreement was terminated, and we began drawing under the Fourth Private Equity Credit Agreement. We intend to make sales under the new Fourth Private Equity Credit Agreement from time to time in order to raise working capital on an "as needed" basis. Based on our current assessment of our financing needs, we intend to draw in excess of the $1,000,000 minimum but substantially less than the $15,000,000 maximum under the new Fourth Private Equity Credit Agreement; however, if those needs change we may draw up to the $15,000,000 maximum. As of the date of this report, under the Fourth Private Equity Credit Agreement we have drawn down $250,000 and issued 371,637 shares of common stock.

As of the date of this report, since January 2001, we have drawn an aggregate of $20,756,000 in gross proceeds from our equity credit lines with Charlton and have issued 49,683,535 shares as a result of those draws.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits


31.2 Certification by Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002
32.2 Certification by Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002


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

         A Form 8-K was filed on March 25, 2004, stating that at our Fiscal Year 2004 Annual Meeting of Stockholders, Dr. Eric Milne, Chief Radiologist reported that a scientific paper from the University of Vienna, (authors D. Floery, C. Riedl, W. Matzek, S. Jaromi, M.H. Fuchsjaeger and T. Helbich, M.D.), describing the typical vascular appearances of breast cancers imaged by our CTLM(R) Breast Imaging System at the University of Vienna, Allgemeines Hospital was presented at the recent exhibition at the European Congress of Radiology (ECR) held in Vienna. The paper has been nominated for "Best and Original Paper for Breast Imaging" by the ECR. Ms. Deborah O'Brien, Senior Vice-President announced that we would recognize revenues of at least $540,000 for the third quarter ending March 31, 2004. She also informed the shareholders that the FDA agreed with our request to have an extension of time to respond to the FDA's August 22, 2003 letter regarding our pre-market approval application.

         A Form 8-K was filed on March 29, 2004, stating that our responses to the FDA's warning letter of the biomonitoring inspection addressed each of the issues and no further response is necessary at this time.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.




Dated: May 11, 2004                  Imaging Diagnostic Systems, Inc.


                                     By:      /s/ Allan L. Schwartz
                                              ---------------------
                                              Allan L. Schwartz,
                                              Interim Chief Executive Officer
                                              Executive Vice-President
                                              and Chief Financial Officer
                                              (PRINCIPAL ACCOUNTING OFFICER)