Form 10-K
period 2004-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2004-09-17
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
[Mark One]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: June 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________to_____________

                         Commission file number: 0-26028

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the act). Yes [X] No [ ]

Based on the average closing bid and asked prices of the common stock on the latest practicable date, September 16, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $57,763,511.

The number of shares outstanding of each of the issuer's classes of common stock, as of September 16, 2004 was 178,435,040. As of September 16, 2004, the issuer had no shares of preferred stock outstanding.

                       Documents Incorporated By Reference
                                     [None]

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                                    FORM 10-K
                                  ANNUAL REPORT

                                TABLE OF CONTENTS

PART I                                                                                Page No.
------                                                                                --------
ITEM 1.   Our Business                                                                   3
ITEM 2.   Description of Our Property                                                   17
ITEM 3.   Legal Proceedings                                                             17
ITEM 4.   Submission of Matters to a Vote of Securities Holders                         19

PART II
-------

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters         20
ITEM 6.   Selected Financial Data                                                       26
ITEM 7.   Management's Discussion and Analysis of Financial Conditions and
          Results of Operations                                                         27
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk                    35
ITEM 8.   Financial Statements and Supplementary Data                                   35
ITEM 9.   Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                          36
ITEM 9A.  Controls and Procedures                                                       36
ITEM 9B.  Other Information                                                             36

PART III
--------

ITEM 10.  Directors and Executive Officers of the Registrant                            37
ITEM 11.  Executive Compensation                                                        41
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management                45
ITEM 13.  Certain Relationships and Related Transactions                                46
ITEM 14.  Principal Accounting Fees and Services                                        46

PART IV
-------

ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K              47

SIGNATURES                                                                              50



THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE "KNOWN UNCERTAINTIES" AS SET FORTH IN ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CAUTIONARY STATEMENTS."

PART I

ITEM 1.  OUR BUSINESS

OVERVIEW
Imaging Diagnostic Systems, Inc. ("IDSI") is a development stage medical technology company. Since its inception in December 1993, we have been engaged in the development and testing of a Computed Tomography Laser Breast Imaging System for detecting breast cancer (CT Laser Mammography or, "CTLM(R)"). We are currently in the process of commercializing the CTLM(R) in certain international markets.

Although the CTLM(R) system is a CT-like scanner, its energy source for imaging is a laser beam and not ionizing radiation such as is found in conventional x-ray mammography or CT scanners. The advantage of imaging without ionizing radiation may be significant in our markets. X-ray mammography is a well-established method of imaging the structures within the breast. Ultrasound is often used as an adjunct to mammography to help differentiate tumors and cysts. The CTLM(R) is being marketed as an adjunct to mammography and will not compete directly with X-ray mammography. CTLM(R) is, however, an emerging new modality offering the potential of molecular functional imaging, which can visualize the process of angiogenesis which may be used to distinguish between benign and malignant tissue.

We believe that the adjunctive use of CT laser breast imaging will improve early diagnosis, reduce diagnostic uncertainty, and decrease the number of biopsies performed on benign lesions. The CTLM technology is unique and patented. IDSI intends to develop their technologies into a family of related products. We believe these technologies and clinical benefits constitute substantial markets for our products well into the future.

We have a limited history of operations. Since our inception in December 1993, we have been engaged principally in the development of the CTLM(R). We currently have a limited source of operating revenue and have incurred substantial net operating losses since our inception. On June 30, 2004, we had an accumulated deficit of $77,247,281 after discounts and dividends on Preferred Stock. Such losses have resulted principally from costs associated with our operations. We expect operating losses will continue for at least the next 12 months as substantial costs and expenses continue due principally to the commercialization of the CTLM(R), sales and marketing in the international market, activities related to our regulatory processes, and advanced product development activities. Our ability to achieve profitability will depend in large part on obtaining regulatory approvals for our proposed products and to develop the capacity to manufacture and market our approved products either by ourselves or in collaboration with others. There can be no assurance as to if or when we will ever receive US regulatory approvals for the commercialization of the CTLM(R), or achieve profitability. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

BREAST CANCER
According to the American Cancer Society ("ACS"), approximately one in eight women in the United States will develop breast cancer during her lifetime. Nationwide, it was estimated that in 2003 211,300 new cases of invasive breast cancer would occur among women in the United States, and approximately 40,200 women would die from this disease. Excluding skin cancers, the breast is the most frequent site of cancer among American women, accounting for 32% of incident cancers and 17% of cancer deaths. It is the second leading cause of cancer death for American women following lung cancer, which is the leading cause of cancer death among women. The annual cost of breast cancer management in the United States alone is approximately $25 billion.

There is widespread agreement that screening for breast cancer, when combined with appropriate follow-up, will reduce mortality from the disease. According to the National Cancer Institute (NCI), the five-year survival rate decreases from 96% to 78% after the cancer has spread to the lymph nodes, and to 18% after it has spread to other organs such as the lung, liver or brain. A major problem with current detection methods is that studies have shown that mammography does not detect, 15%-20% of breast cancers detected by physical exam alone.

Breast cancer screening is generally recommended as a routine part of preventive healthcare for women over the age of 20 (approximately 90 million in the United States). For these women, the American Cancer Society (ACS) has published guidelines for breast cancer screening including: (i) monthly breast self-examinations for all women over the age of 20; (ii) a baseline mammogram for women by the age of 40; (iii) a mammogram every one to two years for women between the ages of 40 and 49; and (iv) an annual mammogram for women age 50 or older. As a result of family medical histories and other factors, certain women are at "high risk" of developing breast cancer during their lifetimes. For these women, physicians often recommend close monitoring, particularly if an abnormality posing increased risk factors has been detected.

Each year, approximately eight million women in the United States require diagnostic testing for breast cancer due to a physical symptom, such as a palpable lesion, pain or nipple discharge, discovered through self or physical examination (approximately seven million) or a non-palpable lesion detected by screening x-ray mammography (approximately one million). Once a physician has identified a suspicious lesion in a woman's breast, the physician may recommend further diagnostic procedures, including a diagnostic x-ray mammography, an ultrasound study, a magnetic resonance imaging procedure, or a minimally invasive procedure such as fine needle aspiration or large core needle biopsy. In each case, the potential benefits of additional diagnostic testing must be balanced against the costs, risks and discomfort to the patient associated with undergoing the additional procedures

Due in part to the limitations in the ability of the currently available modalities to identify malignant lesions, a large number of patients with suspicious lesions proceed to surgical biopsy, an invasive and expensive procedure. Approximately 1.3 million surgical biopsies are performed each year in the United States, of which approximately 80% result in the surgical removal of benign breast tissue. The average cost of a surgical biopsy ranges from approximately $1,000 to $5,000 per procedure. Thus, biopsies of benign breast tissue cost the U.S. health care system approximately $2.45 billion annually. In addition, biopsies result in pain, scarring, and anxiety to patients. Patients who are referred to biopsy usually are required to schedule the procedure in advance and generally must wait up to 48 hours for their biopsy results.

SCREENING AND DIAGNOSTIC MODALITIES

Mammography
-----------

Mammography is an x-ray imaging modality commonly used for both routine breast cancer screening and as a diagnostic tool. A mammogram produces either films or electronic images of the internal structure of the breast and surrounding tissues. In a screening mammogram, radiologists seek to detect suspicious lesions, while in a diagnostic mammogram radiologist seek to characterize suspicious lesions. Mammograms require subjective interpretation by a trained radiologist.

A certified technologist performs the x-ray procedure under strict guidance from the Congressional Mammography Quality Standards Act (MQSA). MQSA was enacted to improve x-ray breast cancer detection studies by tightly regulating machine specifications, quality control procedures, technologist training and certification, and other variables. Still, mammography is viewed as an `imperfect' breast cancer detection tool and is often supplemented with follow-up studies including more x-rays at later dates, closer physical examination of the patient, adjunctive ultrasound exams, and, when available, breast MRI or Scintimammography, and biopsy.

Because x-ray mammography exposes the patient to radiation, the American Cancer Society recommends that mammograms be limited to once per year. In addition, x-ray mammography is considered to be less effective for women under the age of 50 who have dense breast tissue which may compromise the breast x-ray study. Various mechanical means have been implemented to squeeze or compress the breast to pull tissue away from the chest wall and flatten the tissue so that x-rays may penetrate the tissue more uniformly. These techniques introduce pain and discomfort to many mammogram patients. Most mammography exams include 2 views of each breast which equates to 4 compressions per patient.

The cost of a diagnostic mammogram is approximately $55 to $200 per procedure (an average of $113) and requires the use of x-ray equipment ranging in cost from $75,000 to $225,000 and perhaps ultrasound equipment ranging from $60,000 to $200,000.

Digital Mammography
-------------------

Digital mammography, also referred to as "full-field digital" mammography, is the latest form of breast x-ray examination. These systems eliminate the use of x-ray film and record images directly on electronic panels. The digital images can then be manipulated and examined on an electronic viewing station. However, the limitations of conventional mammography still exist in digital mammography. Digital mammography units sell for an average price of $430,000 and procedures range from $250 to $500.

Magnetic Resonance Imaging
--------------------------

Magnetic resonance imaging ("MRI") produces images using a magnetic field and radiofrequency (RF) gradients under computer control to produce proton density images. When applied to breast exams, MRI produces images with 10 to 100 times more contrast resolution than an x-ray. MRI has proven effective in imaging breasts with prosthetic implants, detecting recurrent cancer, evaluating the response to chemotherapy and serving as an additional imaging option when mammography or ultrasound fails to provide sufficient imaging information.

MRI offers the advantage over x-ray that it can visualize fine-details in breast tissue but also detect blood flow and angiogenesis associated with malignancies. The disadvantages are that MRI systems are not widely available in the global market and the costs of using conventional MRI scanners for breast exams are sometimes prohibitive. MRI systems sell for approximately $1,200,000 and procedures range from $1,000 to $2,000.

Ultrasound
----------

Ultrasound systems can image breast tissue by `sonar' techniques. Sound transducers are placed directly on breast tissue coupled with an acoustic gel substance. Trained sonographers locate suspicious areas by moving the transducer and observing the sonar image on an electronic viewing station. In some countries physicians perform the study.

Ultrasound images are localized to specific areas of suspicion usually detected by a previous mammogram. If mammographic results suggest a lesion, ultrasound may differentiate a solid from a cystic mass. The cost for a breast ultrasound is approximately $125 to $500 per procedure (an average of $235) and requires the use of capital equipment ranging in cost from approximately $60,000 to $200,000.


CTLM(R)
-------

Although the CTLM(R) system is a CT-like scanner, its energy source for imaging is a laser diode beam and not ionizing radiation such as is found in conventional x-ray mammography or CT scanners. The advantage of imaging without ionizing radiation may be significant in our markets. X-ray mammography is a well-established method of imaging the structures within the breast. Ultrasound is often used as an adjunct to help differentiate tumors and cysts. The CTLM(R) is being marketed as an adjunct to mammography and will not compete directly with X-ray mammography. CTLM(R) is, however, an emerging new modality offering the potential of molecular functional imaging, which can visualize the process of angiogenesis which may be used to distinguish between benign and malignant tissue.

We believe that the adjunctive use of CT laser breast imaging will improve early diagnosis, reduce diagnostic uncertainty, and decrease the number of biopsies performed on benign lesions.

A breast exam utilizing the CTLM(R) is non-invasive and can be performed by a medical technician. A patient lies face down on the scanning table with one breast hanging into a specially designed scanning chamber. Once the entire breast is scanned the other breast may be positioned in the chamber for scanning. Both breasts can be scanned in approximately 24 minutes. The CTLM(R) is a sophisticated electro-mechanical scanner under microprocessor and computer control. Results are available immediately in digital format for comparison to mammography results, consultation, transmission to multi-modality reading stations, or archiving.

Images and study results present as multiple-slice data sets which can be viewed slice-by-slice or as a 3D volume with image manipulation tools. Images are usually viewed in gray and green color shades, since color displays are common with other molecular imaging modalities such as nuclear medicine, PET, fMRI, and in radiation therapy imaging.

FLUORESCENCE IMAGING
--------------------

Fluorescence and molecular imaging techniques are of growing importance to the drug development industry and for disease detection. Certain molecules exhibit the phenomenon of emitting light after being illuminated by light of an appropriate wavelength, e.g., from a laser. The light that is emitted is referred to as "fluorescent" light. The compounds that produce fluorescence are commonly referred to as fluorescent dyes. A number of pharmaceutical companies are developing fluorescent compounds for possible use in breast cancer detection.

The CTLM(R) system laser diodes stimulate fluorescent light emissions when used in conjunction with these compounds. When an appropriate fluorescent compound has been introduced into the blood, areas with an abundance of blood vessels, i.e., the angiogenesis associated with a tumor, will retain a higher concentration of the fluorescent compound. As the CTLM(R) scanner illuminates these areas, fluorescent radiation is emitted and detected by the system's detectors. Reconstructed CTLM(R) images then locate and quantify the fluorescent area within the perimeter of the scanned breast.

Several CTLM(R)'s were retrofitted with laser diodes tuned to specific wavelengths of light which matched the compounds. Optical filters were added to limit the spectral response to required wavelengths. Experiments were conducted by placing fluorescent dyes inside a breast equivalent phantom and scanning it with CTLM(R). The ability to excite the dye, detect the location of the fluorescence within the simulated breast, and create an image has not, to our knowledge, been accomplished before. On September 14, 1999, a patent was issued to IDSI titled "Laser Imaging Apparatus Using Biomedical Markers that Bind to Cancer Cells" as Patent No 5,952,664.

The FDA has approved the use of radioactive compounds to identify breast cancer locations. The use of non-radioactive fluorescent dyes for breast imaging, we believe, has the potential to play a significant role in breast cancer detection. We intend to work with contrast agent manufacturers to explore and develop this emerging technique. The FDA must first approve the use of non-radioactive florescent dyes before they can be used commercially in the United States. Any such approval could take several years.

In March 2002, we signed an agreement with Schering AG to evaluate the advantages of new fluorescence dyes for the potential use of detecting breast cancer. Our CTLM(R) systems are being used in conjunction with Schering AG's dyes during their clinical trials. The collaboration is assisting in determining the potential benefits of using both technologies adjunctively to enhance capabilities to detect breast cancer. We have installed two CTLM(R) systems in Germany for Schering AG's clinical trials: one at Charite's Robert-Rossle Clinic in Berlin and the other at the University of Muenster. In August 2003, Schering AG announced that their innovative method for breast cancer detection showed positive results in a clinical Phase 1 study. In September 2004, we installed a third CTLM(R) system for Schering AG in Charite Hospital in Berlin, Germany as part of their Phase 1 clinical studies of fluorescent imaging compounds.

LASER IMAGER FOR LAB ANIMALS
----------------------------

In November 2003, we announced the signing of a collaborative agreement with the Rumbaugh-Goodwin Institute for Cancer Research, Inc. for the development of optical imaging products for the laboratory market. With this agreement, IDSI plans to address a new market, targeting pharmaceutical developers and researchers who monitor cancer growth and who use optical imaging in their clinical research. The first model of the Laser Imager for Lab Animals "LILA(TM)" product line is a miniature optical helical CT scanner in a third-generation configuration for imaging green fluorescent protein, derived from the DNA of jellyfish. The scanner is a work-in-progress and we expect to have a working prototype in the first half of 2005. It is believed the LILA(TM) will provide a useful tool for scientists to monitor cancer growth, metastasis and the effect of new therapies in the treatment of cancer.

GOVERNMENT REGULATION

United States Regulation
------------------------
The United States Food and Drug Administration (the "FDA") has regulatory authority over the testing, manufacturing, and sale of the CTLM(R) in the United States. Because the CTLM(R) is a medical device, it is subject to the relevant provisions of the Federal Food, Drug and Cosmetic Act (FD&C Act") and its implementing regulations. Pursuant to the FD&C Act, the FDA regulates, among other things, the manufacturing, labeling, distribution, and promotion of the CTLM(R) in the United States. The FD&C Act requires that a medical device must (unless exempted by regulation) be cleared or approved by the FDA before being commercially distributed in the United States. The FD&C Act also requires that manufacturers of medical devices, among other things, comply with specific labeling requirements and manufacture devices in accordance with Current Good Manufacturing Practices ("CGMPs"), which require that companies manufacture their products and maintain related documentation in a conformed manner with respect to manufacturing, testing, and quality control activities. The FDA inspects medical device manufacturers and distributors, and has broad authority to order recalls of medical devices, to seize non-complying medical devices, to enjoin and/or impose civil penalties, and to criminally prosecute violators.

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

Once a PMA application has been filed, the FDA has by regulation 180 days to review it; however, the review time may be extended by the FDA asking for additional information or clarification of information already provided in the submission. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's quality system regulations commonly referred to as QSRs prior to approval of a PMA. The PMA process is a lengthy and expensive one, and there can be no assurance that a PMA application will be approved within 180 days.

We have engaged the services of U.S. regulatory consultants who specialize in FDA matters and to assist us in the final preparation and submission of our PMA application. We filed our PMA application on April 29, 2003 and requested expedited review. We are in the process of amending our PMA application to address deficiencies outlined in a letter from the FDA in August 2003. See Item
1. "Business-Regulatory and Clinical Status, United States/FDA". If we are unable to obtain prompt FDA approval, it will have a material adverse effect on our business and financial condition and would result in postponement of the commercialization of the CTLM(R). See "Regulatory and Clinical Status".

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

In addition to the foregoing, we are subject to numerous federal, state, and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, and fire hazard control. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations and that such compliance will not have a material adverse effect upon our ability to conduct business. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statements - Extensive Government Regulation, No Assurance of Regulatory Approvals".

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

In October 2000, we contracted Underwriters Laboratories Inc. ("UL") to perform safety testing and assist us in achieving regulatory certifications necessary to begin selling the CTLM(R) system outside the United States. We also chose UL as our Notified Body to certify our compliance with EN2900/4600/ISO9000 quality assurance standards. The certifications and CE marking signify that the product and its design, manufacturing and quality systems comply with international standards. The UL safety testing is also necessary in order for the CTLM(R) system to be sold in the United States once we receive FDA approval. In January 2001 we received notice from UL of completion for worldwide safety classification of our CTLM(R) system.

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

In October 2003 we announced that we received a Certificate of Approval that our Quality Management System has been inspected and upgraded to the following quality assurance standards: ISO 9001:2000, ISO, 3485:2003, EN 46001:1996 and Annex II have been granted. As of the date of this report, almost 100 countries, including the United States, the United Kingdom, Germany, Australia, Canada, Japan and France have adopted ISO Standards as the primary means for evaluating the quality of manufacturing products.


Regulatory and Clinical Status
------------------------------

In order to sell the CTLM(R) commercially in the United States, we must obtain marketing clearance from the Food and Drug Administration. A PreMarket Approval application must be supported by extensive data, including pre-clinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Under the Food, Drug, and Cosmetic Act, the FDA has 180 days to review a PMA application, although in certain cases the FDA may increase that time period through requests for additional information or clarification of existing information.

We followed the guidelines of the "Standardized Shell for Modular Submission" for the FDA approval process. The FDA assigned a Modular Shell Control Number and a general description of items required for the submission. Below is a table indicating the status of our FDA Modular Submission:

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

On August 27, 2003, we announced in an 8-K filing that we received a letter from the FDA dated August 22, 2003. The FDA letter outlined the deficiencies in our PMA application, which must be resolved before the FDA's review could be completed. The FDA stated that until these deficiencies are resolved, the PMA application is not approvable in its current form. We are continuing to work closely with the FDA and our new regulatory consultants to address the deficiencies and to submit an amendment to our PMA application.

On February 2, 2004, we announced in an 8-K filing that we received a warning letter from the FDA specifically regarding the bio-monitoring section of an inspection conducted August 13th through August 18th, 2003 at our facility. We submitted our response to this letter to the FDA on February 9, 2004.

On February 10, 2004, we announced in an 8-K filing that we had submitted our response to the warning letter and on March 29, 2004, we announced in an 8-K filing that our responses to the FDA's warning letter regarding the bio-monitoring inspection addressed each of the issues and no further response to the FDA is required at this time.

On March 25, 2004, we announced in an 8-K filing that the FDA agreed with our request for an extension of time to respond to the FDA's August 22, 2003 letter regarding our pre-market approval application. We are seeking PreMarket approval from the FDA for this intended use: "The Imaging Diagnostics Computed Tomography Laser Mammography (CTLM(R)) scanner is intended for use as an adjunct to mammography in patients who have equivocal mammographic findings within ACR BI-RADS categories 3 or 4. In particular, it is not intended for use in cases with clear mammographic or non-mammographic indications for biopsy. This device provides the radiologist with additional information to guide a biopsy recommendation". We are continuing to work closely with the FDA and our new regulatory consultants to address the deficiencies and to submit an amendment to our PMA application.

Patients are continuing to be scanned at our various collaboration sites, including the University of Vienna, Allgemeines Hospital, the Humboldt University of Berlin, Charite Hospital and at Policlinico Paolo Giancone Hospital in Palermo, Italy. IDSI expects to remain involved in the PMA supplement process if we receive approval as the CTLM(R) technology platform will evolve to expand the range of clinical utility. The Company intends to pursue a rigorous clinical program to discover and commercialize the envisioned applications.

Product Quality and Safety

Product Safety Evaluation -We believe that one of the most important aspects of product safety is the design of the product. If safety standards are not considered through the design of the product, the product safety evaluation may require that the mechanical and electrical parts of the product be re-designed. Throughout the CTLM(R) design process, we have made every effort to confirm that it complies with all domestic and international safety standards. New requirements, or new interpretations of existing requirements, may affect the CTLM(R). In January 2001 we received notice of completion for worldwide safety classification of our CTLM(R) system from Underwriters Laboratories Inc. (UL).

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

DOMESTIC SALES AND MARKETING


There are approximately 9,600 Mammography Quality Standards Act (MQSA) centers certified in the U.S. IDSI will begin marketing the CTLM(R) to the centers following FDA approval. There are 600 MQSA centers located in 49 of the larger cities in the U.S., which are believed to have patient volume in excess of 40 patients per day. These centers will be IDSI's initial marketing targets.

Since the field of Molecular Optical Imaging is relatively new to most radiologists and mammographers, the extent that, and rate at which, the CTLM(R) achieves market acceptance and penetration will depend on many variables. These include, but are not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy, and cost-effectiveness of the CTLM(R), and the advantage of the CTLM(R) over existing technology and cancer detection methods. We believe that the clinical data being collected and assessed under our PMA process will have a significant impact on the ultimate market size for our device. We have focused our efforts on establishing a presence at major Breast Imaging Conferences that are held each year. Failure of our products to gain market acceptance would have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance that physicians or the medical community in general will accept and/or utilize the CTLM(R).

In order to market any products we may develop, we will have to develop a marketing and sales force with technical expertise and distribution capability. There can be no assurance that we will be able to establish sales and distribution capabilities or that we will be successful in gaining market acceptance for any products we may develop.

International Sales
-------------------

We appointed a new Vice President, International Sales, in September 2004 and we intend to pursue international sales in those countries where permitted prior to commencing commercial sales in the United States. Sales in the United States cannot occur unless and until we receive pre-market approval from the FDA. The laws of certain countries permit us to begin marketing the CTLM(R) subject to certain homologations before marketing would be permitted in the United States. See "Government Regulation". In preparation for launching international sales of the CTLM(R) we have installed systems at University of Vienna, Allgemeines Hospital and at Charite Hospital, Humboldt-University Berlin as demonstrators. We have arranged special terms on a CTLM(R) System to our distributor, Biomedical International S.n.c. of Rome, Italy, which was installed in June 2004 at Policlinico Paolo Giancone Hospital in Palermo, Sicily.

Until we receive pre-market approval from the FDA to market the CTLM(R) in the United States, as to which there can be no assurance, our revenues, if any, will be derived from sales to international distributors. A significant portion of our revenues, therefore, may be subject to the risks associated with international sales, including economical and political instability, shipping delays, fluctuation of foreign currency exchange rates, foreign regulatory requirements and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a timely basis. Future imposition of, or significant increases in the level of customs, duties, export quotas or other trade restrictions could have a material adverse effect on our business, financial condition and results of operations. The regulation of medical devices continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on us.

We filed our application with Health Canada for a new medical device license to sell the CTLM(R) in Canada, in July 2001 shortly after our May 2001 filing of the last module as part of our PMA modular submission process. Since July 2001, we have supplemented our Canadian application from time to time with the information requested by Health Canada. We filed a new application with Health Canada in June 2003. On June 18, 2003 we received notification from the Medical Device Bureau of Health Canada that our application had been accepted for review. On November 14, 2003 we announced that we received notification from the Medical Device Bureau of Health Canada that our application for a "New Medical Device" license was approved. The license was issued in accordance with the Medical Device Regulations, Section 36. Furthermore, we possess the CMD/CSA ISO

13485-1998 certification, which is an additional regulatory requirement that is evidence of compliance to the quality system of the medical device.

In November 2003, we announced that we received a deposit for the purchase of a CTLM(R) System through our distributor, Veccsa S.A., who intended to sell it to The Institutos Medicos de Alta Tecnologia, a comprehensive diagnostic imaging center in Buenos Aires, Argentina pending product registration from the Ministry of Health of Argentina. We received product registration in June 2004 but due to the delay in receiving the registration, the customer requested a re-negotiation of the terms of the sale with the distributor. We and Veccsa S.A are in the process of negotiating new terms and conditions for the sale, which may or may not be acceptable to the distributor's customer.

In November 2003, we announced receipt of a purchase order with a guaranteed letter of credit for three CTLM(R) Systems from our Chinese distributor, China Far East International Trading Corp (CFETC). Headquartered in Beijing, CFETC was established in 1985 and has 23 satellite offices located throughout China as well as four international branches located in the United States, Belgium, Southeast Asia and Hong Kong. CFETC works in conjunction with the Chinese Government's Ministry of Foreign Trade and Economic Co-Operation. In February 2004, we shipped four CTLM(R) Systems to China in accordance with an irrevocable confirmed letter of credit. The fourth system will be used for The State Food and Drug Administration (SFDA) testing and subsequent training and clinical research in a hospital.

On May 4, 2004, we announced shipment of a CTLM(R) System to Dubai as a result of a purchase order from Axis Medical LLC from February 2004. Full payment was received and the revenue from the sale was recorded in the fourth quarter.

INTERNATIONAL DISTRIBUTORS

In May 2003, based on our commitment to develop international sales, we engaged the services of an international sales and marketing consultant. The consultant had experience in the international marketing of medical imaging devices, establishing worldwide distribution networks, launching new products and creating training and development programs. In March 2004, we terminated our agreement with the consultant. In order to achieve our international marketing goals, management decided to seek a full-time international sales Vice President who joined IDSI in September 2004.

We intend to add new distributors to cover international regions. Where performance fails to meet agreed upon targets, distributors may be terminated. We expect such changes to occur in the normal course of introducing a new product to global markets.

THIRD-PARTY REIMBURSEMENT; HEALTH CARE REFORM

In the United States, suppliers of health care products and services are greatly affected by Medicare, Medicaid, and other government insurance programs, as well as by private insurance reimbursement programs. Third-party payers (Medicare, Medicaid, private health insurance companies and other organizations) may affect the pricing or relative attractiveness of our products by regulating the level of reimbursement provided by such payers to the physicians and clinics utilizing the CTLM(R) or by refusing reimbursement. If examinations utilizing our products were not reimbursed under these programs, our ability to sell our products may be materially and/or adversely affected. There can be no assurance that third-party payers will provide reimbursement for use of our products. In international markets, reimbursement by private third-party medical insurance providers, including governmental insurers and independent providers, varies from country to country. In certain countries, our ability to achieve significant market penetration may depend upon the availability of third-party governmental reimbursement. Revenues and profitability of medical device companies may be affected by the continuing efforts of governmental and third party payers to contain or reduce the cost of health care through various means.

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

COMPETITION

The medical device industry generally, and the diagnostic imaging segments in particular, are characterized by rapidly evolving technology and intense competition. The IDSI approach of employing continuous wave laser optical technology in a CT-like device to produce 3D images is unique and patented, and the concept of imaging angiogenesis in the breast to differentiate between benign and malignant tissue is well accepted.

Although the CTLM(R) system is a CT-like scanner, its energy source for imaging is a laser beam and not ionizing radiation such as is found in conventional x-ray mammography or CT scanners. The advantage of imaging without ionizing radiation may be significant in our markets. X-ray mammography is a well-established method of imaging the structures within the breast. Ultrasound is often used as an adjunct to help differentiate tumors and cysts. The CTLM(R) is being marketed as an adjunct to mammography and will not compete directly with X-ray mammography. CTLM(R) is, however, a method of molecular functional imaging, which can visualize the process of angiogenesis which may be used to distinguish between benign and malignant tissue. Unlike X-ray or ultrasound, optical molecular imaging is a revolutionary functional imaging modality. In this respect, CTLM(R) may compete with magnetic resonance imaging (MRI) in breast imaging because both CTLM and MRI have the capacity to visualize function at the molecular level.

The CTLM(R) Laser Breast System differs from any other optical imaging device in several ways:

     1. CTLM(R) employs advanced continuous wave laser signals versus transillumination or time domain approaches which we tested earlier and subsequently abandoned.

     2.   CTLM(R) does not compress or even touch the breast--it is painless.

     3. CTLM(R) is truly 3D and presents the breast study as a volume on a viewing workstation vs. planar or 2D approaches that superimpose many layers of information upon themselves. CT and MRI are examples of 3D imagers like CTLM(R).

Two companies, to our knowledge, are targeting the breast optical imaging markets. Advanced Research Technologies, Inc. (ART) (TSX:ARA) is developing a non-3D imager which does not utilize our patented continuous wave technology and in which the breast must be immersed in a gel. ART has signed distribution agreements with GE Medical should a product become available.

DOBI Medical International, Inc. (DBMI:OB) is developing an optical imager based upon compression and transillumination of the breast, which produces a 2D `map' of relative oxygenation. IDSI views this adaptation of older technology as unlikely to become a threat to our CT laser 3D approach.

Neither ART nor DOBI have FDA approval. To IDSI's knowledge, no other company has a functioning optical imaging device designed for use as an adjunct to mammography. CTLM(R) Breast Imaging Systems are in clinical settings in Italy, Germany, Austria, Peoples Republic of China, and the United Arab Emirates. In vivo human studies of fluorescent compounds are also underway at three Schering AG locations.

Methods for the detection of cancer are subject to rapid technological innovation and there can be no assurance that future technical changes will not render our CTLM(R) obsolete. There can be no assurance that the development of new types of diagnostic medical equipment or technology will not have a material adverse effect on our business, financial condition, and results of operations.

PATENTS

The patent for the CTLM(R) was issued in December 1997 under Patent Number 5,692,511 (the "Patent"). The Patent has a total of 4 independent claims and 24 subordinate claims. The independent claims serve to provide an overall outline of the disclosure of the invention. The subordinate claims provide additional information to identify pertinent details of the invention as they relate to the respective specific independent claim. We own the rights to the Patent for its 17-year life pursuant to an exclusive patent licensing agreement with the late Richard Grable, who invented the CTLM(R) and served as our Chief Executive Officer and whose estate has owned the Patent since his death in August 2001. See "Patent Licensing Agreement" and "Certain Transactions." As of the date of this report, we own 17 patents and have nine additional United States patents pending with regard to optical tomography, many of which are based on the original CTLM(R) technology. We also have eight International patents and have 28 International patents pending.

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

In February 2001, Mr. Grable was issued a patent for "Diagnostic Tomographic Laser Imaging Apparatus". This patent was issued for his proprietary scanning bed, a unique feature of the CTLM(R), and was issued as U.S. Patent Number 6,195,580. The patent allows for a fixed horizontal platform including a top surface with an opening through which the female breast is vertically pendent using a laser beam for the detection of breast abnormalities. The patent should prevent others in the industry from utilizing a scanning bed with a laser breast imaging system that requires the patient to lie in the prone position. See "Patent Licensing Agreement".

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

In April 2004, we announced that we were granted a Canadian Patent for "LASER IMAGING APPARATUS USING BIOMEDICAL MARKERS THAT BIND TO CANCER CELLS" as Canadian Patent No. 2,373,299. This patent broadly covers the optical imaging of fluorescent compounds.

In May 2004, we announced that we were issued a patent for "MEDICAL OPTICAL IMAGING SCANNER USING MULTIPLE WAVELENGTH SIMULTANEOUS DATA ACQUISITIONS FOR BREAST IMAGING" as Patent No. 6,738,658. This patent protects the concept of differential reconstruction: reconstructing the difference in data before and after an injection of a contrast agent, such as a fluorescent compound.

In June 2004, we announced that we were granted a Chinese Patent for "DIAGNOSTIC TOMOGRAPHIC LASER IMAGING APPARATUS" as Chinese Patent No. ZL95197940X. The patent was issued in the name of Richard J. Grable for a period of 20 years from the date of filing until July 10, 2015 and is exclusively licensed to Imaging Diagnostic Systems, Inc. See "Patent Licensing Agreement".

In August 2004, we announced that we were granted a European Patent for "APPARATUS FOR DETERMINING THE PERIMETER OF THE SURFACE OF AN OBJECT BEING SCANNED" as European Patent No. 1003419. This is the European equivalent of U.S. Patent No. 6,044,288, which protects a key element in the optical technique used to determine the perimeter of an object being scanned.

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

Mr. Grable invented the CTLM(R) by making major improvements in the Mammoscan(TM) technology. In June 1998, we finalized an exclusive patent license agreement with Mr. Grable, which encompasses the technology for the CTLM(R). The term of the license is for the life of the Patent (17 years) and any renewals, subject to termination, under specific conditions. As consideration for this license, we issued to Mr. Grable 7,000,000 shares of common stock. In addition, we agreed to pay Mr. Grable a royalty based upon a percentage, ranging from 6% to 10%, of the net selling price (the dollar amount earned from our sale, both international and domestic, before taxes minus the cost of the goods sold and commissions or discounts paid) of all the products and goods in which the patent is used. Mr. Grable agreed that these royalty provisions will not apply to any sales and deliveries of CTLM(R) systems made by IDSI prior to receipt of the PMA for the CTLM(R). In addition, following issuance of the PMA, IDSI and Mr. Grable agreed that Mr. Grable would be paid guaranteed minimum royalties of at least $250,000 per year based on the sales of the products and goods in which the CTLM(R) patent is used. Due to Mr. Grable's death in August 2001, his interest in the patent license agreement passed to his estate. Mr. Grable's widow, Linda Grable, is the principal beneficiary of Mr. Grable's estate.

The following table sets forth the Patent licensing royalty structure:


         ANNUAL GROSS SALES              PERCENTAGE OF NET SELLING PRICE
         -----------------               -------------------------------
      $0 to $1,999,999                                 10%

      $2,000,000 to $3,999,999                         9%

      $4,000,000 to $6,999,999                         8%

      $7,000,000 to $9,999,99                          7%

      Greater than $10,000,000                         6%

EMPLOYEES
As of the date of this Report, we have 45 full-time employees, including our four executive officers. Thirty-eight percent of our employees (17) are employed in the areas of scientific, clinical and product research and development. As of September 2003, we had 43 full-time employees, of whom 32 were employed in the areas of scientific, clinical, and product research and development. The increase and reallocation of human resources is due to our focus on commercializing the CTLM(R). Our ability to provide our services is dependent upon our recruiting, hiring and retaining qualified technical personnel. To date, we have been able to recruit and retain sufficient qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

ITEM 2.  DESCRIPTION OF OUR PROPERTY

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

We were served with a lawsuit filed in the United States District Court, Eastern District of New York on February 16, 2001 by Anthony Giambrone for alleged breach of a consulting agreement. Mr. Giambrone sent notice of exercise of all of his warrants to purchase 500,000 shares of our common stock at a price of $.93 per share on February 10, 2000, as provided in the consulting agreement. On March 17, 2000, he tendered only $100,000, representing partial payment for the warrants and received the 107,527 shares corresponding to the payment. No further payments were made and the warrants expired on July 26, 2000. Mr. Giambrone was seeking 392,473 unrestricted shares of common stock or alternatively, damages of at least $430,645. A Settlement Agreement dated as of

March 22, 2002, was entered into between Mr. Giambrone and us. On March 28, 2002, we issued 350,000 restricted shares of common stock to Mr. Giambrone in settlement of the lawsuit. The shares were issued in an exempt transaction pursuant to section 4(2) of the Securities Act of 1933, as amended. The suit was dismissed by stipulation on April 23, 2002. In addition we agreed that, if the market price of our common stock on March 28, 2003, was less than $.75 per share, then we would issue to him additional shares of common stock equal to the quotient of (a) 262,500 minus the product of (i) 350,000 and (ii) the market price, divided by (b) the market price. On March 28, 2003, the market price of our stock was $.17, so we issued to him 1,194,118 additional shares bearing a restricted legend. Under the settlement agreement, we were obligated to register the shares issued to Mr. Giambrone, subject to certain conditions. The shares were subsequently registered on July 23, 2003.

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

     QUARTER ENDING                           HIGH BID         LOW BID

FISCAL YEAR 2003
First Quarter                                   $0.43           $0.20
Second Quarter                                  $0.27           $0.19
Third Quarter                                   $0.33           $0.17
Fourth Quarter                                  $0.85           $0.17

FISCAL YEAR 2004
First Quarter                                   $1.80           $0.81
Second Quarter                                  $1.25           $0.84
Third Quarter                                   $1.15           $0.57
Fourth Quarter                                  $0.79           $0.39

FISCAL YEAR 2005
First Quarter (through September 16, 2004)      $0.41           $0.27

On September 16, 2004, the closing trade price of the common stock as reported on the OTC Bulletin Board was $.37. As of such date, there were approximately 2,481 registered holders of record of our common stock.

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

Series K Preferred

See "Financing/Equity Line of Credit".

Private Placement of Common Stock

On January 26, 2000, we entered into a consulting agreement with Anthony Giambrone, an unaffiliated third party, which provided payment for services rendered to us over a six-month period with warrants exercisable into 500,000 shares of common stock at a price of $0.93 per share. The term of the warrants ran concurrent with the term of the consulting agreement. On the date of the execution of the agreement, the bid-ask range of our common stock was $1.81 - $2.00. The agreement provided that Mr. Giambrone, an investment banker with 30 years of experience in the financial sector, including fund management and public relations, would assist us in implementing our short and long range business plans, including implementing a marketing program, monitoring our hired advertising and public relations firms, advising us on our stockholders relations program and raising the awareness of institutional investors regarding our products and company. Mr. Giambrone sent notice of exercise for all of his warrants on February 10, 2000 as provided in the consulting agreement. On March 17, 2000 he only tendered partial payment of $100,000 and received 107,527 common shares of stock applicable to such payment. No further payments were made. The shares paid for were promptly issued and registered. The consulting agreement and the unpaid warrants expired on July 26, 2000; however, Mr. Giambrone has sued us for the issuance of 392,473 unrestricted shares of common stock or alternatively, for the alleged $430,645 value of the expired warrants. The suit was settled. See "Legal Proceedings".

ISSUANCE OF STOCK FOR SERVICES

We, from time to time, have issued and may continue to issue stock for services rendered by consultants, all of whom have been unaffiliated.

Since we have generated no significant revenues to date, our ability to obtain and retain consultants may be dependent on our ability to issue stock for services. Since July 1, 1996, we have issued an aggregate of 2,306,500 shares of common stock according to registration statements on Form S-8. The aggregate fair market value of the shares when issued was $2,437,151. The issuance of large amounts of our common stock, sometimes at prices well below market price, for services rendered or to be rendered and the subsequent sale of these shares may further depress the price of our common stock and dilute the holdings of our shareholders. In addition, because of the possible dilution to existing shareholders, the issuance of substantial additional shares may cause a change-in-control.

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

On July 17, 2000 we sold to Charlton in a private placement 400 shares of our Series K convertible preferred stock for $4 million. We issued an additional 95 Series K shares to Charlton for $950,000 on November 7, 2000. The total of $4,950,000 was designed to serve as bridge financing pending draws on the Charlton private equity line (described below). We paid Spinneret Financial Systems Ltd. ("Spinneret"), an independent financial consulting firm unaffiliated with us and, according to Spinneret and Charlton, unaffiliated with Charlton, $200,000 as a consulting fee for the first tranche of Series K shares and five Series K shares as a consulting fee for the second tranche. We were obligated to pay a 9% dividend on the Series K convertible preferred in cash or common stock at our option semi-annually on June 30 and December 31 of each calendar year or upon the conversion date. Under the Series K Certificate of Designations, we had the option of redeeming the remaining convertible preferred (except for the Spinneret shares) solely through the use of the private equity line by paying cash with the following redemption premiums.

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

The Fourth Private Equity Credit Agreement
------------------------------------------

On January 9, 2004, we and Charlton entered into a new "Fourth Private Equity Credit Agreement" which replaces our prior private equity agreements. The terms of the Fourth Private Equity Credit Agreement are more favorable to us than the terms of the prior Third Private Equity Credit Agreement. The new, more favorable terms are: (i) the put option price is 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche, while the prior Third Private Equity Credit Agreement provided for 91%, ii) the commitment period is two years from the effective date of a registration statement covering the Fourth Private Equity Credit Agreement shares, while the prior Third Private Equity Credit Agreement was for three years, (iii) the maximum commitment is $15,000,000, (iv) the minimum amount we must draw through the end of the commitment period is $1,000,000, while the prior Third Private Equity Credit Agreement minimum amount was $2,500,000, (v) the minimum stock price requirement is now controlled by us as we have the option of setting a floor price for each put transaction (the previous minimum stock price in the Third Private Equity Credit Agreement was fixed at $.10), (vi) there are no fees associated with the Fourth Private Equity Credit Agreement; the prior private equity agreements required the payment of a 5% consulting fee, which was subsequently lowered to 4% by mutual agreement in September 2001, and (vii) the elimination of the requirement of a minimum average daily trading volume in dollars. The previous trading volume requirement in the Third Private Equity Credit Agreement was $20,000. The conditions to our ability to draw under this private equity line, as described above, may materially limit the draws available to us.

On January 30, 2004, we filed a registration statement with respect to 5,000,000 shares of our common stock to be issued pursuant to the Fourth Private Equity Credit Agreement. This registration statement became effective March 4, 2004, at which time the Third Private Equity Credit Agreement was terminated and we began drawing under the Fourth Private Equity Credit Agreement. On June 21, 2004 we filed a registration statement with respect to 9,800,000 shares of our common stock to be issued pursuant to the Fourth Private Equity Credit Agreement. This registration statement became effective June 29, 2004. We intend to make sales under the new Fourth Private Equity Credit Agreement from time to time in order to raise working capital on an "as needed" basis. Based on our current assessment of our financing needs, we intend to draw in excess of the $1,000,000 minimum but substantially less than the $15,000,000 maximum under the new Fourth Private Equity Credit Agreement; however, if those needs change we may draw up to the $15,000,000 maximum. As of the date of this report, under the Fourth Private Equity Credit Agreement we have drawn down $3,100,000 and issued 8,732,735 shares of common stock.

As of the date of this report, since January 2001, we have drawn an aggregate of $23,606,000 in gross proceeds from our equity credit lines with Charlton and have issued 58,044,633 shares as a result of those draws.

There can be no assurance that adequate financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent us from implementing our business plan or may require us to delay, scale back, or eliminate certain of our research and product development programs or to license to third parties rights to commercialize products or technologies that we would otherwise seek to develop ourselves. If we utilize the new Fourth Private Equity Credit Agreement or additional funds are raised by issuing equity securities, especially convertible preferred stock and convertible debentures, dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. Moreover, substantial dilution may result in a change in our control.

Item 6.   Selected Financial Data

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

                                          Year Ended         Year Ended          Year Ended         Year Ended          Year Ended
                                        June 30, 2004       June 30, 2003      June 30, 2002       June 30, 2001      June 30, 2000
                                       ---------------     --------------     ---------------     --------------     ---------------
Sales                                      $ 733,211          $ 184,085          $     -              $    -            $     -

Cost of Sales                                284,682             79,189                -                   -                  -
                                          -----------         ----------          ----------         ----------         -----------

Gross Profit                                 448,529            104,896                -                  -                   -
                                          -----------         ----------          ----------         ----------         -----------

Operating Expenses                         8,160,982          7,309,446           6,967,256          7,382,237           7,060,864
                                          ----------         ----------          ----------         ----------          ---------

Operating Loss                            (7,712,453)        (7,204,550)         (6,967,256)        (7,382,237)         (7,060,864)

Gain (Loss) on sale of fixed assets           (5,669)            11,254                -                     -                -
Interest income                                9,305                689               1,031             53,688               5,587
Interest expense                            (694,142)          (987,917)           (711,335)        (1,265,280)           (967,652)
                                            ---------          ---------           ---------        -----------           ---------

Net Loss                                  (8,402,959)        (8,180,524)         (7,677,560)        (8,593,829)         (8,022,929)

Dividends on cumulative Pfd. stock:
From discount at issuance                       -                  -                   -              (708,130)               -
Earned                                          -                  -                   -              (422,401)           (145,950)
                                          -----------      -------------       -------------        -----------           ---------

Net loss applicable to
     common shareholders                $ (8,402,959)      $ (8,180,524)       $ (7,677,560)      $ (9,724,360)       $ (8,168,879)
                                        =============      =============       =============      =============       =============


Net Loss per common share                  $ (0.05)            $ (0.06)           $ (0.06)           $ (0.09)             $ (0.10)
                                           ========            ========           =========          ========             ========
Weighted avg. no. of common shares,
    Basic & Diluted                      167,982,750        145,150,783         125,746,307        111,651,970          79,222,066
                                         ============       ============        ============       ============         ==========


Cash and Cash Equivalents                $   554,354        $ 1,361,507           $ 194,894          $ 207,266           $ 159,126
Total Assets                               6,113,631          6,373,717           6,346,021          6,352,354           5,914,430
Deficit accumulated during
    the development stage                (77,247,281)       (68,844,322)        (60,663,798)       (52,986,238)        (43,261,878)
Stockholders' Equity                       3,586,211          4,121,819           2,462,009          3,749,014           1,126,051



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth below should be read in conjunction with our Financial Statements and the Notes included elsewhere in this Report.

RESULTS OF OPERATIONS

Twelve Months Ended June 30, 2004 and June 30, 2003
---------------------------------------------------
Revenues during the year ended June 30, 2004, were $733,211 representing an increase of $549,126 or 298% from $184,085 during the year ended June 30, 2003. The Cost of Sales during the year ended June 30, 2004, was $284,682 representing an increase of $205,493 or 259% from $79,189 during the year ended June 30, 2003. The increase is a result of selling four CTLM(R) Systems compared to one CTLM(R) System during the year ended June 30, 2003.

General and administrative expenses in the aggregate during the 12 months ended June 30, 2004 were $4,288,625 representing a decrease of $760,205 or 15% from $5,048,830 during the 12 months ended June 30, 2003. General and administrative expenses in the aggregate are derived from deducting compensation and related benefits, research and development expenses, depreciation and amortization and adding interest income to the net loss as presented on the Statement of Operations. The decrease in general and administrative expenses was due primarily to a reduction in inventory write-downs and the cost associated with a one-time settlement. Selling, general and administrative expenses ("SG&A") in the aggregate during the year ended June 30, 2004, were $643,892 representing an increase of $218,136 or 51% from $425,756 during the year ended June 30, 2003. The increase in SG&A was primarily due to costs associated with commercializing the CTLM(R) in the international market.

Compensation and related benefits during the year ended June 30, 2004, were $3,836,289 representing an increase of $944,986 or 33% from $2,891,303 during the year ended June 30, 2003. The increase in compensation is primarily due to the recording of a stock bonus given to the employees during the third quarter and the accrual of the payment obligation to Linda Grable pursuant to her retirement agreement. See Item 10. "Executive Compensation".

Consulting expenses during the year ended June 30, 2004, were $402,156 representing an increase of $24,884 or 7% from $377,272 during the year ended June 30, 2003. The increase was due primarily to increased use of consultants during the year ended June 30, 2004.

Inventory Valuation Adjustments during the year ended June 30, 2004, were $586,510 representing a decrease of $323,934 or 36% from $910,444 during the year ended June 30, 2003. The decrease is due to a reduction in write-downs of obsolete lasers and other components that are no longer used in the manufacturing of the CTLM(R).

Professional expenses during the year ended June 30, 2004, were $430,813 representing a decrease of $81,966, or 16% from $512,779 during the year ended June 30, 2003. The decrease was due primarily to reduced litigation expenses as a result of the settlement of lawsuits during the year ended June 30, 2004. See
Item 3. "Legal Proceedings".

Travel and subsistence costs during the year ended June 30, 2004, were $324,239 representing an increase of $85,917 or 36% from $238,322 during the year ended June 30, 2003. This increase was primarily due to additional international travel costs associated with trade shows and developing our distributor network.

Interest expense during the year ended June 30, 2004, was $694,142 representing a decrease of $293,775, or 30% from $987,917 during the year ended June 30, 2003. The decrease was primarily due to a reduction in the use of our Private Equity Credit lines resulting in a decrease in recording of the 9% discount on the Third Private Equity Credit Agreement and the 7% discount on the Fourth Private Equity Credit Agreement.

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


BALANCE SHEET DATA
We have financed our operations since inception by the issuance of equity securities with aggregate net proceeds of approximately $46,665,705 and through loan transactions in the aggregate net amount of $2,595,029. Furthermore, we issued equity securities for the conversion of all outstanding convertible debentures in the aggregate net amount of $3,240,000.

Our combined cash and cash equivalents totaled $554,354 at June 30, 2004. We do not expect to generate a positive internal cash flow for at least the next 12 months due to the expected costs of commercializing our initial product, the CTLM(R) and the time required for homologations from certain countries.

Our inventory totaled $2,357,864 at June 30, 2004 and $2,012,275 at June 30, 2003. This increase is primarily due to the purchase of components for the manufacture of CTLM(R) Systems after giving affect to the valuation adjustment of $586,510 recorded during the year. Our property and equipment, net, totaled $2,301,095 at June 30, 2004 and $2,129,338 at June 30, 2003. This increase is due to the purchase of a new trade show booth for the Radiological Society of North America's ("RSNA") annual conference during the year ended June 30, 2004. The trade-show booth will be maintained in storage by our exhibit company and will be used annually at future RSNA conferences.

LIQUIDITY AND CAPITAL RESOURCES
We are currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. We have yet to generate a positive internal cash flow, and until significant sales of our product occur, we are mostly dependent upon debt and equity funding from outside investors. In the event that we are unable to obtain debt or equity financing or are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially impact our ability to continue as a going concern.

We have financed our operating and research and development activities through several Regulation S and Regulation D private placement transactions. Net cash used for operating and product development expenses during fiscal 2004 was $6,834,193 primarily due to our purchase of additional materials to continue the manufacture of CTLM(R) Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law compared to net cash used by operating activities and product development of the CTLM(R) and related software development of $5,529,017 in fiscal 2003. At June 30, 2004, we had working capital of $478,872 compared to working capital of $1,152,061 at June 30, 2003.

If and when we receive a PMA from the FDA, which cannot be assured, we believe that, based on our current business plan approximately $5 million will be required above and beyond normal operating expenses over the next year to complete all necessary stages in order for us to market the CTLM(R) in the United States and foreign countries. The $5 million will be used to purchase inventory, sub-contracted components, tooling, manufacturing templates and non-recurring engineering costs associated with preparation for full capacity manufacturing and assembly and marketing, advertising and promotion, training, ongoing regulatory expenses, and other costs associated with product launch. If the need should arise for capital in excess of the Fourth Private Equity Credit Agreement or if the Fourth Private Equity Credit Agreement is unavailable due to the price of our common stock, our inability to comply with the registration provision, Charlton's breach of its agreement, or any other reason, we may be forced to seek additional funding through public or private financing, collaboration, licensing and other arrangements with corporate partners. See "Sale of Unregistered Securities-Financing/Equity Line of Credit."

During fiscal 2004, we were able to raise a total of $5,850,000 less expenses through Regulation D transactions. We do not expect to generate a positive internal cash flow for at least the next 12 months due to the expected costs of commercializing our initial product, the CTLM(R) and the expense of our continuing product development program. We will require additional funds for operating expenses, developing our CD-ROM clinical atlas, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program. Accordingly, we plan to utilize the Fourth Private Equity Credit Agreement to raise the funds required prior to the end of fiscal year 2005 in order to continue operations. In the event that we are unable to utilize the Fourth Private Equity Credit Agreement, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

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

Capital expenditures for the fiscal 2004 were $334,264 as compared to $43,314 for fiscal 2003. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures, trade show equipment, computer software, laboratory equipment, and other fixed assets. We anticipate that our capital expenditures for fiscal 2005 will be approximately $75,000.

During the year ending June 30, 2004, there were no changes in our existing debt agreements and we had no outstanding bank loans as of June 30, 2004. Our annual fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are approximately $7.4 million, as of the date of this report and are likely to increase as additional agreements are entered into and additional personnel are retained. We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs, which are presently estimated at an aggregate of approximately $620,000 per month. The foregoing projections are subject to many conditions most of which are beyond our control. Our future capital requirements will depend on many factors, including the following: the progress of our product development projects, the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in our existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish; and the development of commercialization activities and arrangements. We do not expect to generate a positive internal cash flow for at least 12 months as substantial costs and expenses continue due principally to the commercialization of the CTLM(R), activities related to our FDA PMA process, and advanced product development activities. We intend to use the Fourth Private Equity Credit Agreement as our principal source of additional capital. We plan to continue our policy of investing excess funds, if any, in a High Performance Money Market account at Wachovia Bank N.A.


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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

                       Risks associated with our business

We must comply with extensive government regulation and have no assurance of regulatory approvals or clearances, which could cause us to cut back or cease operations.

Our delay or inability to obtain any necessary United States, state or foreign regulatory clearances or approvals for our products would prevent us from selling the CTLM(R) system in the U.S. and other countries.

In the United States, the CTLM(R) is regulated as a medical device and is subject to the FDA's pre-market clearance or approval requirements. To obtain FDA approval of an application for pre-market approval of a diagnostic tool such as the CTLM(R), the pre-market approval application must demonstrate based on statistically significant results from extensive clinical studies, that the subject device is safe and has clinical utility, meaning that as a diagnostic tool it provides information that measurably contributes to a diagnosis of a disease or condition. We are now relying on outside FDA consultants to assist us in obtaining the PMA from the FDA.

In addition, sales of medical devices outside the United States may be subject to international regulatory requirements that vary from country to country. The time required to gain approval for international sales may be longer or shorter than required for FDA approval and the requirements may differ. For example, in order to sell our products within the European Economic Area ("EEA"), companies are required to achieve compliance with the requirements of the medical devices directive and affix a "CE" marking on their products to attest compliance. In Europe, we have obtained the certifications in January 2001 necessary to enable the CE mark to be affixed to our products in order to conduct sales in member countries of the EEA, subject to compliance with additional regulations imposed by individual countries.

Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the CTLM(R) may be marketed. In addition, to obtain these approvals, the FDA and certain foreign regulatory authorities may impose numerous other requirements which medical device manufacturers must comply with. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. Product approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.

The third-party manufacturers upon which we will depend to manufacture our products are required to adhere to applicable FDA regulations regarding quality systems regulations commonly referred to as QSRs, which include testing, control and documentation requirements. Failure to comply with applicable regulatory requirements, including marketing and promoting products for unapproved use, could result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or approval for devices, withdrawal of approvals and criminal prosecution. Changes in existing regulations or adoption of new government regulations or polices could prevent or delay regulatory approval of our products. Material changes to medical devices also are subject to FDA review and clearance or approval.

There can be no assurance that we will be able to obtain or maintain the following:

o    FDA approval of a pre-market approval application for the CTLM(R),
o foreign marketing clearances for the CTLM(R) or regulatory approvals or clearances for other products that we may develop, on a timely basis, or at all,
o    timely receipt of approvals or clearances,
o continued approval or clearance of previously obtained approvals and clearances, and
o    compliance with existing or future regulatory requirements.

If we do not obtain or maintain any of the above-mentioned standards, there may be material adverse effects on our business, financial condition and results of operations.

We may not be able to develop other products that are currently in the early stages of development due to our need for additional capital.

Due to our need for additional capital, our proposed products other than the CTLM(R) device are at early stages of development. There can be no assurance that any of our proposed products, including the CTLM(R), will:

o    be found to be safe and effective,
o meet applicable regulatory standards or receive necessary regulatory clearance,
o be safe and effective, developed into commercial products, manufactured on a large scale or be economical to market, or
o    achieve or sustain market acceptance.

Therefore, there is substantial risk that our product development and commercialization efforts will prove to be unsuccessful.

We depend on market acceptance to sell our products, which have not been proven, and a lack of acceptance of the CTLM(R) could cause our business to fail.

There can be no assurance that physicians or the medical community in general will accept and utilize the CTLM(R) or any other products that we develop. The extent and rate the CTLM(R) achieves market acceptance and penetration will depend on many variables, including, but not limited to the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the CTLM(R) and the advantages of the CTLM(R) over existing technology and cancer detection methods.

There can be no assurance that the medical community and third-party payers will accept our unique technology. Similar risks will confront any other products we develop in the future. Failure of our products to gain market acceptance would hinder our sales efforts resulting in a loss of revenues and potential profit and, ultimately, could cause our business to fail. It would further prevent us from developing new products.

We depend upon suppliers with whom we have no contracts, which suppliers could cause production disruption if they terminated or changed their relationships with us.

We believe that there are a number of suppliers for most of the components and subassemblies required for the CTLM(R); however, components for our laser system are provided by one supplier. Although these components are provided by a limited number of other suppliers, we believe our laser supplier and their products are the most reliable. We have no agreement with our laser supplier and purchase the laser components on an as-needed basis. For certain services and components, we currently rely on single suppliers. If we encounter delays or difficulties with our third-party suppliers in producing, packaging, or distributing components of the CTLM(R) device, market introduction and subsequent sales would be adversely affected.

We have limited experience in sales, marketing and distribution, which could negatively impact our ability to enter into collaborative arrangements or other third party relationships which are important to the successful development and commercialization of our products and potential profitability.

We have limited internal marketing and sales resources and personnel. There can be no assurance that we will be able to establish sales and distribution capabilities or that we will be successful in gaining market acceptance for any products we may develop. There can be no assurance that we will be able to recruit and retain skilled sales, marketing, service or support personnel, that agreements with distributors will be available on terms commercially reasonable to us, or at all, or that our marketing and sales efforts will be successful.

There can be no assurance that we will be able to further develop our distribution network on acceptable terms, if at all, or that any of our proposed marketing schedules or plans can or will be met.

We depend on qualified personnel to run and develop our specialized business who we may be unable to retain or hire.

Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. We have entered into employment agreements with some of our executive officers. The loss of the services of existing personnel, as well as the failure to recruit key scientific, technical and managerial personnel in a timely manner would be detrimental to our research and development programs and could have an adverse impact upon our business affairs and finances. Our anticipated growth and expansion into areas and activities requiring additional expertise, such as marketing, will require the addition of new management personnel. Competition for qualified personnel is intense and there can be no assurance that we will be able to continue to attract and retain qualified personnel necessary for the development of our business.

We have a limited manufacturing history that could cause delays in the production and shipment of our product.

We will have to expand our CTLM(R) manufacturing and assembly capabilities and contract for the manufacture of the CTLM(R) components in volumes that will be necessary for us to achieve significant commercial sales in the event we begin substantial foreign sales and/or obtain regulatory approval to market our products in the United States. We have limited experience in the manufacture of medical products for clinical trials or commercial purposes. Should we continue to manufacture our products at our facility, our manufacturing facilities would continue to be subject to the full range of the FDA's current quality system regulations. In addition, there can be no assurance that our manufacturing efforts will be successful or cost-effective.

We depend on third parties who may not be in compliance with the FDA's quality system regulations which may delay the approval or decrease the sales of the CTLM(R).

We have used and do use third parties to manufacture and deliver the components of the CTLM(R) and intend to continue to use third parties to manufacture and deliver these components and other products we may develop. There can be no assurance that the third-party manufacturers we depend on for the manufacturing of CTLM(R) components will be in compliance with the quality system regulations
(QSR) at the time of the pre-approval inspection or will maintain compliance afterwards. This failure could significantly delay FDA approval of the pre-market approval application for the CTLM(R) device.

We will rely on international sales and may be subject to risks associated with international commerce.

We have commenced international sales efforts for the CTLM(R) in Europe, Asia and the Middle East. Until we receive pre-market approval from the FDA to market the CTLM(R) in the United States, our revenues, if any, will be derived from sales to international distributors. A significant portion of our revenues may be subject to the risks associated with international sales, including:

o    economical and political instability,
o    shipping delays,
o    fluctuation of foreign currency exchange rates,
o    foreign regulatory requirements, and
o various trade restrictions, all of which could have a significant impact on our ability to deliver products on a timely basis.

Significant increases in the level of customs duties, export quotas or other trade restrictions could have a material adverse effect on our business, financial condition and results of operations. The regulation of medical devices in foreign countries continues to develop, and there can be no assurance that new laws or regulations will not have an adverse effect on us. In order to minimize the risk of doing business with distributors in countries which are having difficult financial times, our international distribution agreements all require payment via an irrevocable letter of credit drawn on a United States bank prior to shipment of the CTLM(R).

Our business has the risk of product liability claims and preferred insurance coverage may be expensive or unavailable which may expose us to material liabilities.

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, and marketing of cancer detection products. Significant litigation, not involving us, has occurred in the past based on the allegations of false negative diagnoses of cancer. There can be no assurance that we will not be subjected to claims and potential liability. Although the FDA does not require product liability insurance with regard to clinical investigations, we obtained and presently carry product liability insurance in the amount of $3,000,000. While we plan to maintain insurance against product liability and defense costs, there can be no assurance that claims against us arising with respect to our products will be successfully defended or that the insurance to be carried by us will be sufficient to cover liabilities arising from any claims. A successful claim against us in excess of our insurance coverage could have a material adverse effect on us. Furthermore, there can be no assurance that we will be able to continue to obtain or maintain product liability insurance on acceptable terms.

                       Risks associated with our industry

Lack of third-party reimbursement may have a negative impact on the sales of our products, which would negatively impact our revenues.

In the United States, suppliers of health care products and services are greatly affected by Medicare, Medicaid and other government insurance programs, as well as by private insurance reimbursement programs. Third-party payers (Medicare, Medicaid, private health insurance companies, and other organizations) may affect the pricing or relative attractiveness of our products by regulating the level of reimbursement provided by these payers to the physicians, clinics and imaging centers utilizing the CTLM(R) or any other products that we may develop, by refusing reimbursement. The level of reimbursement, if any, may impact the market acceptance and pricing of our products, including the CTLM(R). Failure to obtain favorable rates of third-party reimbursement could discourage the purchase and use of the CTLM(R) as a diagnostic device.

In international markets, reimbursement by private third-party medical insurance providers, including governmental insurers and independent providers varies from country to country. In addition, such third-party medical insurance providers may require additional information or clinical data prior to providing reimbursement for a product. In some countries, our ability to achieve significant market penetration may depend upon the availability of third-party governmental reimbursement. Revenues and profitability of medical device companies may be affected by the continuing efforts of governmental and third party payers to contain or reduce the cost of health care through various means.

There are uncertainties regarding healthcare reform including possible legislation, whereby our customers may not receive medical reimbursement for the use of our product on their patients, which may cause our customers to use other services and products.

Several states and the United States government are investigating a variety of alternatives to reform the health care delivery system. These reform efforts include proposals to limit and further reduce and control health care spending on health care items and services, limit coverage for new technology and limit or control the price health care providers and drug and device manufacturers may charge for their services and products, respectively. If adopted and implemented, these reforms could cause our healthcare providers to limit or not use the CTLM(R) systems.

Competition in the medical imaging industry may result in competing products, superior marketing and lower revenues and profits for us.

The market in which we intend to participate is highly competitive. Many of the companies in the cancer diagnostic and screening markets have substantially greater technological, financial, research and development, manufacturing, human and marketing resources and experience than we do. These companies may succeed in developing, manufacturing and marketing products that are more effective or less costly than our products. The competition for developing a commercial device utilizing computed tomography techniques and laser technology is difficult to ascertain given the proprietary nature of the technology.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the date of this report, we believe that we do not have any material quantitative and qualitative market risks.

ITEM 8.  FINANCIAL STATEMENTS

         Index to Financial Statements

                                                                   Page
                                                                   ----
         Report of Independent Certified Public Accountants        F-1

         Financial Statements

                  Balance Sheets                                   F-3

                  Statements of Operations                         F-4

                  Statements of Stockholders' Equity               F-5-12

                  Statements of Cash Flows                         F-14-15

                  Notes to Financial Statements                    F-16-62

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Imaging Diagnostic Systems, Inc.


We have audited the accompanying balance sheets of Imaging Diagnostic Systems, Inc. (a Development Stage Company) as of June 30, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2004, 2003 and 2002 and for the period December 10, 1993 (date of inception) to June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imaging Diagnostic Systems, Inc. (a Development Stage Company), as of June 30, 2004 and 2003 and the results of its operations and its cash flows for the years ended June 30, 2004, 2003 and 2002 and for the period December 10, 1993 (date of inception) to June 30, 2004 in conformity with United States generally accepted accounting principles.

The Company is in the development stage as of June 30, 2004 and to date has had no significant operations. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.

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



                    /s/
Margolies, Fink and Wichrowski

Certified Public Accountants
Pompano Beach, Florida
August 23, 2004

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                                 Balance Sheets

                             June 30, 2004 and 2003

                                                                               2004               2003
                                                                          ------------       ------------
Current Assets:
             Cash and cash equivalents                                    $    554,354       $  1,361,507
             Accounts Receivable                                                28,925               --
             Loans receivable - employees                                          570              1,455
             Inventory                                                       2,357,864          2,012,275
             Prepaid expenses                                                   64,579             28,722
                                                                          ------------       ------------

             Total Current Assets                                            3,006,292          3,403,959
                                                                          ------------       ------------

Property and Equipment, net                                                  2,301,095          2,129,338
Other Assets                                                                   806,244            840,420
                                                                          ------------       ------------

                                                                          $  6,113,631       $  6,373,717
                                                                          ============       ============

                      Liabilities and Stockholders' Equity
Current Liabilities:
             Accounts Payable and accrued expenses                        $  1,172,527       $    937,005
             Customer Deposits                                                  40,000               --
             Short term debt                                                   300,407            300,407
             Other current liabilities                                       1,014,486          1,014,486
                                                                          ------------       ------------

             Total Current Liabilities                                       2,527,420          2,251,898
                                                                          ------------       ------------


Stockholders Equity:
             Common Stock, no par value; authorized 200,000,000 shares,
              issued 173,327,412 and 162,994,039 shares, respectively       79,235,712         71,368,361
             Additional paid-in capital                                      1,597,780          1,597,780
             Deficit accumulated during the development stage              (77,247,281)       (68,844,322)
                                                                          ------------       ------------

             Total stockholders' equity                                      3,586,211          4,121,819
                                                                          ------------       ------------


                                                                          $  6,113,631       $  6,373,717
                                                                          ============       ============



The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          A Developmental Stage Company

                             Statement of Operations

                                                                                                 From Inception
                                                                                                 (December 10,
                                         Year Ended          Year Ended        Year Ended             1993) to
                                        June 30, 2004      June 30, 2003      June 30, 2002      June 30, 2004
                                        -------------      --------------     -------------     ---------------
Sales                                   $     733,211      $     184,085      $        --        $     917,296

Cost of Sales                                 284,682             79,189               --              363,871
                                        -------------      -------------      -------------      -------------

Gross Profit                                  448,529            104,896               --              553,425
                                        -------------      -------------      -------------      -------------

Operating Expenses:
 Compensation and related benefits:
   Administrative and engineering       $   3,461,852      $   1,782,083      $   1,761,684      $  20,592,528
   Research and development                   374,437          1,109,220          1,126,323          7,847,433
Research and development expenses             111,635                751              2,129          3,107,985
Selling, general and administrative           643,892            425,756            423,098          3,697,145
Inventory valuation adjustments               586,510            910,444            547,942          3,235,001
Depreciation and amortization                 175,715            240,329            246,871          2,233,569
Amortization of deferred compensation            --                 --                 --            4,064,250
Other operating expenses (Note 11)          2,806,941          2,840,863          2,859,209         21,051,891
                                        -------------      -------------      -------------      -------------

                                            8,160,982          7,309,446          6,967,256         65,829,802
                                        -------------      -------------      -------------      -------------

Operating Loss                             (7,712,453)        (7,204,550)        (6,967,256)       (65,276,377)

Gain (Loss) on sale of fixed assets            (5,669)            11,254               --                5,585
Interest income                                 9,305                689              1,031            268,837
Interest expense                             (694,142)          (987,917)          (711,335)        (5,397,566)
                                        -------------      -------------      -------------      -------------

Net Loss                                   (8,402,959)        (8,180,524)        (7,677,560)       (70,399,521)

Dividends on cumulative Pfd. stock:
From discount at issuance                        --                 --                 --           (5,402,713)
Earned                                           --                 --                 --           (1,445,047)
                                        -------------      -------------      -------------      -------------

Net loss applicable to
     common shareholders                $  (8,402,959)     $  (8,180,524)     $  (7,677,560)     $ (77,247,281)
                                        =============      ==============     ==============      =============

Net Loss per common share:

Net loss per common share               $       (0.05)     $       (0.06)     $       (0.06)     $       (1.06)
                                        ==============     ==============     ==============     ==============

Weighted avg. no. of common shares
Basic & Diluted:                          167,982,750        145,150,783        125,746,307         72,732,317
                                        =============      =============      =============      =============




              See accompanying notes to the financial statements.

                                                                      IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                        (a Development Stage Company)

                                                                      Statement of Stockhoders' Equity

                                                         From December 10, 1993 (date of inception) to June 30, 2004


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



                                                                         IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                           (a Development Stage Company)

                                                                   Statement of Stockhoders' Equity (Continued)

                                                            From December 10, 1993 (date of inception) to June 30, 2004


                                                   Preferred Stock (**)              Common Stock                Additional
                                                -----------------------------------------------------------
                                                         Number of                    Number of                    Paid-in
                                                   Shares        Amount         Shares          Amount             Capital
                                                ------------- ------------- --------------- ---------------      -----------
Balance at June 30, 1995                                    --             --       18,616,713      2,002,238        672,833
                                                     -----------    -----------    -----------    -----------    -----------

Preferred stock sold, including dividends                  4,000      3,600,000           --             --        1,335,474

Common stock sold                                           --             --          700,471      1,561,110           --

Cancellation of stock subscription                          --             --         (410,500)      (405,130)          --

Common stock issued in exchange for services                --             --        2,503,789      4,257,320           --

Common stock issued with exercise of stock options          --             --          191,500        104,375           --

Common stock issued with exercise of options
    for compensation                                        --             --          996,400        567,164           --

Conversion of preferred stock to common stock             (1,600)    (1,440,000)       420,662      1,974,190       (534,190)

Common stock issued as payment of preferred
    stock dividends                                         --             --            4,754         14,629           --

Dividends accrued on preferred stock not
    yet converted                                           --             --             --             --             --

Collection of stock subscriptions                           --             --             --             --             --

Amortization of deferred compentsation                      --             --             --             --             --

Forgiveness of officers' compensation                       --             --             --             --          100,667

Net loss (restated)                                         --             --             --             --             --
                                                     -----------    -----------    -----------    -----------    -----------

Balance at June 30, 1996 (restated)                        2,400      2,160,000     23,023,789     10,075,896      1,574,784
                                                     -----------    -----------    -----------    -----------    -----------





                                                       Deficit
                                                     Accumulated
                                                      During the
                                                     Development    Subscriptions    Deferred
                                                        Stage        Receivable    Compensation       Total
                                                     ------------- -------------  -------------- -------------
Balance at June 30, 1995                              (1,153,387)      (523,118)      (508,125)       490,441
                                                     -----------    -----------    -----------    -----------

Preferred stock sold, including dividends             (1,335,474)          --             --        3,600,000

Common stock sold                                           --             --             --        1,561,110

Cancellation of stock subscription                          --          405,130           --             --

Common stock issued in exchange for services                --             --             --        4,257,320

Common stock issued with exercise of stock options          --           (4,375)          --          100,000

Common stock issued with exercise of options
    for compensation                                        --             --             --          567,164


Conversion of preferred stock to common stock               --             --             --             --


Common stock issued as payment of preferred
    stock dividends                                      (14,629)          --             --             --

Dividends accrued on preferred stock not
    yet converted                                        (33,216)          --             --          (33,216)


Collection of stock subscriptions                           --          103,679           --          103,679

Amortization of deferred compentsation                      --             --          232,500        232,500

Forgiveness of officers' compensation                       --             --             --          100,667

Net loss (restated)                                   (6,933,310)          --             --       (6,933,310)
                                                     -----------    -----------    -----------    -----------

Balance at June 30, 1996 (restated)                   (9,470,016)       (18,684)      (275,625)     4,046,355
                                                     -----------    -----------    -----------    -----------


               See accompanying notes to the financial statements.
                                       F-6

                                                                         IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                           (a Development Stage Company)

                                                                   Statement of Stockhoders' Equity (Continued)

                                                            From December 10, 1993 (date of inception) to June 30, 2004


                                                   Preferred Stock (**)              Common Stock                Additional
                                                ----------------------------------------------------------
                                                         Number of                    Number of                   Paid-in
                                                   Shares        Amount        Shares          Amount              Capital
                                                ------------- ------------- -------------- ---------------      ------------
Balance at June 30, 1996 (restated)                        2,400      2,160,000     23,023,789     10,075,896      1,574,784
                                                     -----------    -----------    -----------    -----------    -----------

Preferred stock sold, including dividends                    450      4,500,000           --             --          998,120

Conversion of preferred stock to common stock             (2,400)    (2,160,000)     1,061,202      2,961,284       (801,284)

Common stock issued in exchange for services                --             --          234,200        650,129           --

Common stock issued for compensation                        --             --          353,200        918,364           --

Common stock issued with exercise of stock options          --             --          361,933      1,136,953           --

Common stock issued to employee                             --             --         (150,000)       (52,500)          --

Common stock issued as payment of preferred
    stock dividends                                         --             --           20,760         49,603           --

Dividends accrued on preferred stock not
    yet converted                                           --             --             --             --             --

Stock options granted                                       --             --             --             --        1,891,500

Collection of stock subscriptions                           --             --             --             --             --

Amortization of deferred compentsation                      --             --             --             --             --

Net loss (restated)                                         --             --             --             --             --
                                                     -----------    -----------    -----------    -----------    -----------

Balance at June 30, 1997 (restated)                          450      4,500,000     24,905,084     15,739,729      3,663,120
                                                     -----------    -----------    -----------    -----------    -----------





                                                        Deficit
                                                      Accumulated
                                                      During the
                                                      Development   Subscriptions    Deferred
                                                         Stage       Receivable    Compensation      Total
                                                     -------------- ------------- --------------- -------------
Balance at June 30, 1996 (restated)                   (9,470,016)       (18,684)      (275,625)     4,046,355
                                                     -----------    -----------    -----------    -----------

Preferred stock sold, including dividends               (998,120)          --             --        4,500,000

Conversion of preferred stock to common stock               --             --             --             --

Common stock issued in exchange for services                --             --             --          650,129

Common stock issued for compensation                        --             --             --          918,364

Common stock issued with exercise of stock options          --          (33,750)          --        1,103,203

Common stock issued to employee                             --             --             --          (52,500)


Common stock issued as payment of preferred
    stock dividends                                      (16,387)          --             --           33,216

Dividends accrued on preferred stock not
    yet converted                                       (168,288)          --             --         (168,288)

Stock options granted                                       --             --       (1,891,500)          --


Collection of stock subscriptions                           --           16,875           --           16,875

Amortization of deferred compentsation                      --             --          788,000        788,000

Net loss (restated)                                   (7,646,119)          --             --       (7,646,119)
                                                     -----------    -----------    -----------    -----------

Balance at June 30, 1997 (restated)                  (18,298,930)       (35,559)    (1,379,125)     4,189,235
                                                     -----------    -----------    -----------    -----------


               See accompanying notes to the financial statements.


                                                                         IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                           (a Development Stage Company)

                                                                   Statement of Stockhoders' Equity (Continued)

                                                            From December 10, 1993 (date of inception) to June 30, 2004


                                                   Preferred Stock (**)              Common Stock              Additional
                                                ----------------------------------------------------------
                                                         Number of                    Number of                  Paid-in
                                                   Shares        Amount        Shares          Amount            Capital
                                                ------------- ------------- -------------- ---------------     ------------
Balance at June 30, 1997 (restated)                          450      4,500,000     24,905,084    15,739,729     3,663,120
                                                     -----------    -----------    -----------   -----------   -----------

Preferred stock sold, including dividends
    and placement fees                                       501      5,010,000           --            --       1,290,515

Conversion of preferred stock to common stock               (340)    (3,400,000)     6,502,448     4,644,307    (1,210,414)

Common stock sold                                           --             --          500,000       200,000          --

Common stock issued in exchange for services                --             --          956,000     1,419,130          --

Common stock issued for compensation                        --             --           64,300        54,408          --

Common stock issued with exercise of stock options          --             --           65,712        22,999          --

Common stock issued in exchange for
    licensing agreement                                     --             --        3,500,000     1,890,000    (3,199,000)

Dividends accrued on preferred stock not
    yet converted                                           --             --             --            --            --

Stock options granted                                       --             --             --            --       1,340,625

Collection of stock subscriptions                           --             --             --          12,500          --

Amortization of deferred compentsation                      --             --             --            --            --

Net loss                                                    --             --             --            --            --
                                                     -----------    -----------    -----------   -----------   -----------

Balance at June 30, 1998                                     611      6,110,000     36,493,544    23,983,073     1,884,846
                                                     -----------    -----------    -----------   -----------   -----------



                                                      Deficit
                                                    Accumulated
                                                    During the
                                                    Development   Subscriptions    Deferred
                                                       Stage       Receivable    Compensation      Total
                                                   -------------- ------------- --------------- -------------
Balance at June 30, 1997 (restated)                  (18,298,930)       (35,559)    (1,379,125)     4,189,235
                                                     -----------    -----------    -----------    -----------

Preferred stock sold, including dividends
    and placement fees                                (1,741,015)          --             --        4,559,500

Conversion of preferred stock to common stock               --             --             --           33,893

Common stock sold                                           --             --             --          200,000

Common stock issued in exchange for services                --             --             --        1,419,130

Common stock issued for compensation                        --             --             --           54,408

Common stock issued with exercise of stock options          --             --             --           22,999

Common stock issued in exchange for
    licensing agreement                                     --             --             --       (1,309,000)

Dividends accrued on preferred stock not
    yet converted                                       (315,000)          --             --         (315,000)

Stock options granted                                       --             --       (1,340,625)          --


Collection of stock subscriptions                           --           21,250           --           33,750

Amortization of deferred compentsation                      --             --        1,418,938      1,418,938

Net loss                                              (6,981,710)          --             --       (6,981,710)
                                                     -----------    -----------    -----------    -----------

Balance at June 30, 1998                             (27,336,655)       (14,309)    (1,300,812)     3,326,143
                                                     -----------    -----------    -----------    -----------


               See accompanying notes to the financial statements.

                                                                         IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                           (a Development Stage Company)

                                                                   Statement of Stockhoders' Equity (Continued)

                                                            From December 10, 1993 (date of inception) to June 30, 2004


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


               See accompanying notes to the financial statements.
                                       F-9

                                                                          IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                           (a Development Stage Company)

                                                                    Statement of Stockhoders' Equity (Continued)

                                                            From December 10, 1993 (date of inception) to June 30, 2004


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

               See accompanying notes to the financial statements.
                                      F-10


                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                  Statement of Stockhoders' Equity (Continued)

           From December 10, 1993 (date of inception) to June 30, 2004




                                                          Preferred Stock (**)              Common Stock            Additional
                                                       -----------------------------------------------------------
                                                                Number of                    Number of               Paid-in
                                                          Shares        Amount         Shares          Amount        Capital
                                                       ------------- ------------- --------------- --------------- -------------
Balance at June 30, 2000                                  --             --            105,511,678    42,818,057     1,597,780
                                                          ----    -----------          -----------   -----------   -----------

Preferred stock sold, including dividends                  500      5,000,000                 --            --         708,130

Conversion of preferred stock to common, net              (500)    (5,000,000)           5,664,067     5,580,531      (708,130)

Common stock issued - line of equity transactions         --             --              3,407,613     3,143,666          --

Common stock issued - exchange for services
    and compensation                                      --             --                153,500       227,855          --

Common stock issued - repayment of debt
   and accrued interest                                   --             --                810,000     1,393,200          --

Common stock issued with exercise of stock options        --             --              3,781,614     1,868,585          --

Common stock issued with exercise of warrants             --             --                 99,375       119,887          --

Dividends accrued-preferred stock                         --             --                   --            --            --

Net loss                                                  --             --                   --            --            --
                                                          ----    -----------          -----------   -----------   -----------

Balance at June 30, 2001                                  --             --            119,427,847    55,151,781     1,597,780
                                                          ====    ===========          ===========   ===========   ===========





                                                       Deficit
                                                     Accumulated
                                                     During the

                                                     Development    Subscriptions   Deferred
                                                        Stage        Receivable   Compensation      Total
                                                   ---------------- ------------- -------------- -------------
Balance at June 30, 2000                              (43,261,878)      (27,908)        --        1,126,051
                                                     ------------      --------        ---      -----------

Preferred stock sold, including dividends                (708,130)         --           --        5,000,000

Conversion of preferred stock to common, net                 --            --           --         (127,599)

Common stock issued - line of equity transactions            --            --           --        3,143,666

Common stock issued - exchange for services
    and compensation                                         --            --           --          227,855

Common stock issued - repayment of debt
   and accrued interest                                      --            --           --        1,393,200

Common stock issued with exercise of stock options           --          13,599         --        1,882,184

Common stock issued with exercise of warrants                --            --           --          119,887

Dividends accrued-preferred stock                        (422,401)         --           --         (422,401)

Net loss                                               (8,593,829)         --           --       (8,593,829)
                                                     ------------      --------        ---      -----------

Balance at June 30, 2001                              (52,986,238)      (14,309)        --        3,749,014
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

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                  Statement of Stockhoders' Equity (Continued)

           From December 10, 1993 (date of inception) to June 30, 2004




                                                          Preferred Stock (**)              Common Stock            Additional
                                                       -----------------------------------------------------------
                                                                Number of                    Number of               Paid-in
                                                          Shares        Amount         Shares          Amount        Capital
                                                       ------------- ------------- --------------- --------------- -------------
Balance at June 30, 2001                                  --             --            119,427,847    55,151,781     1,597,780
                                                          ----    -----------          -----------   -----------   -----------

Common stock issued - line of equity transactions         --             --             11,607,866     6,213,805          --

Common stock issued - exchange for services
    and compensation                                      --             --                560,000       294,350          --

Net loss                                                  --             --                   --            --            --
                                                          ----    -----------          -----------   -----------   -----------

Balance at June 30, 2002                                  --      $      --            131,595,713    61,659,936   $ 1,597,780


Common stock issued - line of equity transactions         --             --             29,390,708     8,737,772          --

Common stock issued - exchange for services
    and compensation                                      --             --              2,007,618       970,653          --


Payment of subscriptions receivable                       --             --                  --             --            --

Net loss                                                  --             --                  --             --            --
                                                          ----    -----------          -----------   -----------   -----------

Balance at June 30, 2003                                  --             --            162,994,039     71,368,361    1,597,780
                                                          ----    -----------          -----------   -----------   -----------





                                                       Deficit
                                                     Accumulated
                                                     During the

                                                     Development    Subscriptions   Deferred
                                                        Stage        Receivable   Compensation      Total
                                                   ---------------- ------------- -------------- -------------
Balance at June 30, 2001                              (52,986,238)      (14,309)        --        3,749,014
                                                     ------------      --------        ---      -----------

Common stock issued - line of equity transactions            --            --           --        6,213,805

Common stock issued - exchange for services
    and compensation                                         --            --       (117,600)       176,750

Net loss                                               (7,677,560)         --           --       (7,677,560)
                                                     ------------      --------        ---      -----------

Balance at June 30, 2002                              (60,663,798)      (14,309)        --        2,462,009


Common stock issued - line of equity transactions           --             --           --        8,737,772

Common stock issued - exchange for services
    and compensation                                        --             --         117,600     1,088,253


Payment of subscriptions receivable                         --           14,309         --           14,309

Net loss                                              (8,180,524)          --           --       (8,180,524)
                                                     ------------      --------        ---      -----------

Balance at June 30, 2003                              (68,844,322)         --           --        4,121,819
                                                     ------------      --------        ---      -----------




** See Note 15 for a detailed breakdown by Series.

              See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                  Statement of Stockhoders' Equity (Continued)

           From December 10, 1993 (date of inception) to June 30, 2004




                                                          Preferred Stock (**)              Common Stock            Additional
                                                       -----------------------------------------------------------
                                                                Number of                    Number of               Paid-in
                                                          Shares        Amount         Shares          Amount        Capital
                                                       ------------- ------------- --------------- --------------- -------------
Balance at June 30, 2003                                  --             --            162,994,039    71,368,361     1,597,780
                                                          ----    -----------          -----------   -----------   -----------

Common stock issued - line of equity transactions         --             --              8,630,819     6,541,700          --

Common stock issued - exchange for services
    and compensation                                      --             --                734,785       832,950          --

Common stock issued - exercise of stock options           --             --                967,769       492,701          --

Net loss                                                  --             --                   --            --            --
                                                          ----    -----------          -----------   -----------   -----------


Balance at June 30, 2004                                  --      $      --            173,327,412   $ 79,235,712   $ 1,597,780
                                                          ====    ===========          ===========   ============   ===========





                                                       Deficit
                                                     Accumulated
                                                     During the

                                                     Development    Subscriptions   Deferred
                                                        Stage        Receivable   Compensation      Total
                                                   ---------------- ------------- -------------- -------------
Balance at June 30, 2003                              (68,844,322)         --           --        4,121,819
                                                     ------------      --------        ---      -----------

Common stock issued - line of equity transactions            --            --           --        6,541,700

Common stock issued - exchange for services
    and compensation                                         --            --       (117,600)       832,950

Common stock issued - exercise of stock options              --            --           --          492,701

Net loss                                               (8,402,959)         --           --       (8,402,959)
                                                     ------------      --------        ---      -----------


Balance at June 30, 2004                             $(77,247,281)     $   --        $  --      $ 3,586,211
                                                     ============      ========        ===      ===========




** See Note 15 for a detailed breakdown by Series.

              See accompanying notes to the financial statements.

INSERT STATEMENT OF CASH FLOWS                                PAGE     F-14

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                             Statement of Cash Flows

                                                                                                            From Inception
                                                                                                            (December 10,
                                                           Year Ended      Year Ended      Year Ended          1993) to
                                                          June 30, 2004   June 30, 2003   June 30, 2002     June 30, 2004
                                                          -------------   -------------   -------------    -----------------
Net loss                                                 $ (8,402,959)   $ (8,180,524)   $ (7,677,560)      $ (70,399,521)
                                                          -------------   -------------   -------------     --------------
Adjustments to reconcile net loss to net cash
  used for operating activities:
    Depreciation and amoritization                            175,715         240,329         246,871           2,233,569
    Gain on sale of fixed assets                                5,669         (11,254)              -              (5,585)
    Amoritization of deferred compensation                         -               -               -            4,064,250
    Noncash interest, compensation and consulting service   1,524,650       1,827,425         805,555          16,867,760
    (Increase) decrease in loans receivable - employees       (28,040)             16           6,929             (68,181)
    (Increase) decrease in inventory, net                     202,151         913,901        (120,992)          1,248,139
    (Increase) decrease in prepaid expenses                   (35,857)         27,985          (8,095)            (64,579)
    (Increase) decrease in other assets                             -         131,909         (52,697)           (306,618)
    (Increase) decrease in accounts payable and
      accrued expenses                                       (235,522)       (300,554)        446,928             735,863
    (Increase) decrease in other current liabilities          (40,000)       (178,250)       (262,200)            974,486
                                                              --------       ---------       ---------            -------

        Total adjustments                                   1,568,766       2,651,507       1,062,299          25,679,104
                                                            ----------      ----------      ----------         ----------

        Net cash used for operating activities             (6,834,193)     (5,529,017)     (6,615,261)        (44,720,417)
                                                           -----------     -----------     -----------        ------------


Cash flows from investing activities:
     Proceeds from sale of property & equipment                18,603          11,254                              29,857
     Prototype equipment                                           -               -               -           (2,799,031)
     Capital expenditures                                    (334,264)        (43,314)        (78,055)         (4,406,500)
                                                             ---------        --------        --------         -----------

        Net cash used for investing activities               (315,661)        (32,060)        (78,055)         (7,175,674)
                                                             ---------        --------        --------         -----------


Cash flows from financing activities:
     Repayment of capital lease obligation                       -               -             (4,056)            (50,289)
     Proceeds from convertible debenture                         -               -               -              3,240,000
     Proceeds from (repayments) loan payable, net                -         (1,153,310)      1,100,000           2,595,029
     Proceeds from issuance of preferred stock                   -               -               -             18,039,500
     Proceeds from exercise of stock options                  492,701                            -                492,701
     Net proceeds from issuance of common stock             5,850,000       7,881,000       5,585,000          28,133,504
                                                           ----------      ----------      ----------          ----------

       Net cash provided by financing activities            6,342,701       6,727,690       6,680,944          52,450,445
                                                           ----------      ----------      ----------          ----------

Net increase (decrease) in cash and cash equivalents        (807,153)       1,166,613         (12,372)            554,354

Cash and cash equivalents at beginning of period           1,361,507          194,894         207,266                -
                                                           ----------         --------        --------               -

Cash and cash equivalents at end of period                 $ 554,354      $ 1,361,507       $ 194,894           $ 554,354
                                                           ==========     ============      ==========          =========


                                                                                                            (Continued)

       See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                       Statement of Cash Flows (Continued)

                                                                                                            From Inception
                                                                                                            (December 10,
                                                           Year Ended      Year Ended      Year Ended          1993) to
                                                          June 30, 2004   June 30, 2003   June 30, 2002     June 30, 2004
                                                          -------------   -------------   -------------    -----------------
Supplemental disclosures of cash flow information:

           Cash paid for interest                           $    5,916      $  131,145      $    5,104      $  215,884
                                                            ==========      ==========      ==========      ==========

Supplemental disclosures of noncash investing and financing activities:

           Issuance of common stock and options
             in exchange for services                       $  450,000      $  841,853      $  176,750      $6,306,350
                                                            ==========      ==========      ==========      ==========

           Issuance of common stock as loan fees in
             connection with loans to the Company           $     -         $     -         $     -         $  293,694
                                                            ==========      ==========      ==========      ==========

           Issuance of common stock as satisfaction of
             loans payable and accrued interest             $     -         $     -         $     -         $3,398,965
                                                            ==========      ==========      ==========      ==========

           Issuance of common stock as satisfaction of
             certain accounts payable                       $     -         $     -         $     -         $  257,892
                                                            ==========      ==========      ==========      ==========

           Issuance of common stock in
             exchange for property and equipment            $     -         $     -         $     -         $   89,650
                                                            ==========      ==========      ==========      ==========

           Issuance of common stock and other current
             liability in exchange for patent
             liceensing agreement                           $     -         $     -         $     -         $  581,000
                                                            ==========      ==========      ==========      ==========

           Issuance of common stock for
             compensation                                   $  382,950      $  128,800      $  117,600      $2,577,938
                                                            ==========      ==========      ==========      ==========

           Issuance of common stock through
             exercise of incentive stock options            $  492,701      $     -         $     -         $3,610,403
                                                            ==========      ==========      ==========      ==========

           Issuance of common stock as
             payment for preferred stock dividends          $     -         $     -         $     -         $  507,645
                                                            ==========      ==========      ==========      ==========

           Acquisition of property and equipment
             through the issuance of a capital
             lease payable                                  $     -         $     -         $     -         $   50,289
                                                            ==========      ==========      ==========      ==========




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

The Company is in the business of developing medical imaging devices based upon the combination of the advances made in medical optical technology and the unique knowledge of medical imaging devices held by the founders of the Company. Previously, the technology for these imaging devices had not been available. The initial Computed Tomography Laser Mammography ("CTLM(R)") prototype had been developed with the use of "Ultrafast Laser Imaging TechnologyTM", and this technology was first introduced at the "RSNA" scientific assembly and conference during late November 1994. The completed CTLM(R) device was exhibited at the "RSNA" conference November 1995. The Company has continued to develop its CTLM(R) technology and to exhibit its latest clinical images produced by the newest generation of the CTLM(R) at the "RSNA" conferences held annually, in Chicago, commencing on the Sunday following Thanksgiving and running for five days.

The initial CTLM(R) prototype produced live images of an augmented breast on February 23, 1995. From the experience gained with this initial prototype, the Company continued its research and development resulting in new hardware and software enhancements.

The Company is currently in a development stage and is in the process of raising additional capital through the use of its Fourth Private Equity Credit Agreement. There is no assurance that once the development of the CTLM(R) device is completed and finally receives Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.











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

         (b) Revenue Recognition

                Revenue from sales of medical imaging products is recorded for international sales upon the passing of title and risks of ownership, which occurs upon the shipment of goods. In the U.S. market, when PMA approval is received, revenue will be recorded upon installation of the CTLM(R) System and acceptance by the customer.

         (c) Cash and cash equivalents

                Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company.

         (d) Inventory

                Inventories, consisting principally of raw materials, work-in-process and completed units under testing, are carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

                Due to recent technological advances resulting in overall lower costs for certain inventory components, the Company has reduced these components of its inventory to their net realizable value. The inventory valuation adjustments are reflected in the statement of operations and amounted to $586,510, $910,444, $547,942, and $3,235,001, for the years ended June 30, 2004,
                2003 and 2002, and for the period December 10, 1993 (date of inception) to June 30, 2004, respectively.

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (e) Prototype equipment

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

         (f) Property, equipment and software development costs

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

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (g) Research and development

                Research and development expenses consist principally of expenditures for equipment and outside third-party consultants, which are used in testing and the development of the Company's CTLM(R) device, product software and compensation to specific company personnel. The non-payroll related expenses include testing at outside laboratories, parts associated with the design of initial components and tooling costs, and other costs which do not remain with the developed CTLM(R) device. The software development costs are with outside third-party consultants involved with the implementation of final changes to the developed software. All research and development costs are expensed as incurred.

         (h) Net loss per share

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

         (i) Patent license agreement

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

         (j) Stock-based compensation

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

         (k) Long-lived assets

                Effective July 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This statement requires companies to write down to estimated fair value long-lived assets that are impaired. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review of recoverability the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. The Company has determined that no impairment losses need to be recognized through the fiscal year ended June 30, 2004.

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

         (l) Income taxes

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

         (m) Intangible assets

                Intangible assets, consisting of the patent license agreement and UL and CE approvals are reflected in "Other Assets" on the balance sheet, net of accumulated amortization (Note 7). The patent license agreement has a fixed life of seventeen years and will continue to be amortized over its remaining useful life. The UL and CE approvals are subject to amortization and will be reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable, in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company has adopted SFAS 142 for its fiscal year beginning July 2001. As of June 30, 2004, the Company has determined that there is no impairment loss that needs to be recognized at this time with respect to the UL and CE approvals.

         (n) Deemed preferred stock dividend

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

         (o) Discount on convertible debt

                The discount which arises as a result of the allocation of proceeds to the beneficial conversion feature upon the issuance of the convertible debt increases the effective interest rate of the convertible debt and will be reflected as a charge to interest expense. The amortization period will be from the date of the convertible debt to the date the debt first becomes convertible.

         (p) Comprehensive income

                SFAS 130, "Reporting Comprehensive Income", requires a full set of general purpose financial statements to be expanded to include the reporting of "comprehensive income". Comprehensive income is comprised of two components, net income and other comprehensive income. For the period from December 10, 1993 (date of inception) to June 30, 2004, the Company had no items qualifying as other comprehensive income.

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









                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(4)      GOING CONCERN

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining working capital through its Fourth Private Equity Credit Agreement and if not available, then through debt financing and/or other equity capital. The Company has yet to generate a positive internal cash flow, and until significant sales of its product begins, the Company is totally dependent upon equity and debt funding.

As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However, management of the Company believes that its Fourth Private Equity Credit Agreement should provide the funding necessary to complete the FDA and other regulatory processes necessary to receive FDA marketing clearance and to commercialize the CTLM(R) both in the International and Domestic markets. In the event that we are unable to utilize the Fourth Private Equity Credit Agreement we would seek and negotiate with outside entities for the funding necessary to achieve FDA marketing clearance and commercialization of the CTLM(R) product. To date, management has been able to raise the necessary capital to reach this stage of product development and has been able to fund any capital requirements. However, there is no assurance that once the development of the CTLM(R) device is completed and finally receives FDA marketing clearance, that the Company will achieve a profitable level of operations.


(5)      INVENTORIES

Inventories consisted of the following:
                                                      June 30,
                                          --------------------------------
                                                 2004             2003
                                          --------------    --------------

       Raw materials                      $  1,100,112      $  1,307,052
       Work-in process                          93,869            49,784
       Completed units under testing         1,163,883           655,439
                                          -------------     -------------

                                          $  2,357,864      $  2,012,275
                                          ============      ============

The raw materials inventory is reflected net of inventory valuation adjustments to the net realizable value for certain components. The valuation adjustments are reflected in the statement of operations and amounted to $586,410, $910,444, $547,942, and $3,235,001, for the years ended June 30, 2004, 2003 and 2002, and for the period December 10, 1993 (date of inception) to June 30, 2004, respectively.

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(6)      PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

                                                          June 30,
                                           ---------------------------------
                                                  2004              2003
                                           ---------------   ---------------

         Furniture and fixtures             $    262,264     $    260,880
         Building and land                     2,086,330        2,086,330
         Clinical equipment                       30,714           30,714
         Computers, equipment and software       333,535          349,268
         CTLM(R) software costs                  352,932          352,932
         Trade show equipment                    298,400             -
         Laboratory equipment                    212,560          222,560
                                             -----------     ------------

                                               3,576,735        3,302,684
         Less: accumulated depreciation       (1,275,640)      (1,173,346)
                                            -------------    -------------

                  Totals                    $  2,301,095     $  2,129,338
                                            =============     ============

The estimated useful lives of property and equipment for purposes of computing depreciation and amortization are:

      Furniture, fixtures, clinical, computers, laboratory
        equipment and trade show equipment                     5-7 years
      Building                                                  40 years
      CTLM(R) software costs                                     5 years

Telephone equipment, acquired under a long-term capital lease at a cost of $50,289, is included in furniture and fixtures. The net unamortized cost of the CTLM(R) software at June 30, 2004 and 2003 are $0 and $0, respectively, which represents the net realizable value of the CTLM(R) software at the end of each period presented.

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
                                                   =========


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(7)      OTHER ASSETS

Other assets consist of the following:
                                                              June 30,
                                                      -------------------------
                                                           2004         2003
                                                      -----------   -----------
Patent license agreement, net of accumulated
  amortization of $205,059 and $170,882 respectively   $  375,942    $  410,118
UL and CE approvals, net of accumulated
  amortization of $8,225 and $8,225, respectively         430,302       430,302
                                                       ----------    ----------

         Totals                                        $  806,244    $  840,420
                                                       ==========    ==========

During June 1998, the Company finalized an exclusive Patent License Agreement with its former chief executive officer. (See Note 21) The officer was the owner of patents issued on December 2, 1997 which encompassed the technology of the CTLM(R). Pursuant to the terms of the agreement, the Company was granted the exclusive right to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize and practice the Patent, all improvements thereto and all technology related to the process, throughout the world. The license shall apply to any extension or re-issue of the Patent. The term of license is for the life of the Patent and any renewal thereof, subject to termination, under certain conditions. As consideration for the License, the Company issued to the officer 7,000,000 shares of common stock (See Note 17). The License agreement has been recorded at the historical cost basis of the chief executive officer, who owned the patent.


(8)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                          June 30,
                                            ------------------------------
                                                 2004            2003
                                            ------------------------------

         Accounts payable - trade           $    486,225     $   447,511
         Accrued property taxes payable           14,085          14,085
         Accrued compensated absences            122,084         126,721
         Accrued interest payable                126,548         130,024
         Accrued wages payable                   420,000         218,664
         Other accrued expenses                    3,585             -
                                            -------------    ------------

                  Totals                    $  1,172,527     $   937,005
                                            ============     ===========


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(9)      OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:
                                                      June 30,
                                           ------------------------------
                                               2004             2003
                                           ------------ ----------------

    Accrued compensation-stock options     $ 1,014,486      $  1,014,486
                                           -----------      ------------

                                           $ 1,014,486      $  1,014,486
                                           ===========      ============


(10)     SHORT-TERM DEBT

Short-term debt consisted of the following:
                                                      June 30,
                                          -------------------------------
                                               2004             2003
                                          --------------   -------------

         Loan payable                     $    300,407      $    300,407
                                          ------------      ------------

                                          $    300,407      $    300,407
                                          ============      ============

The Company has borrowed a total of $475,407, from an unrelated third-party on an unsecured basis. The loan accrues interest at a rate of 6% per annum and is payable on demand. The Company has repaid $175,000 as of June 30, 2004. Accrued interest of $126,549 is reflected in accrued expenses on the balance sheet. Based on its review of this transaction, Company management has disputed the validity of the debt.



                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(11) OTHER OPERATING EXPENSES

Other operating expenses as follows:

                                                                                                  From Inception
                                                                                                 (December 10,
                                         Year Ended          Year Ended        Year Ended             1993) to
                                        June 30, 2004      June 30, 2003      June 30, 2002      June 30, 2004
                                        -------------      --------------     -------------     ---------------
Certification expenses                     $ 51,359            $ 38,814           $ 45,735         $   135,908
Advertising and promotion expenses          137,274              62,325            173,956           1,369,519
Clinical expenses                            51,647              56,024            102,178             741,862
Consulting expenses                         402,156             377,272            380,049           4,659,521
Insurance expenses                          448,909             382,932            316,256           2,036,325
Inventory restocking costs                        -                   -                  -             377,006
Professional fees                           430,813             512,779            405,236           3,554,638
Sales and property taxes                     61,252              49,632             54,405             565,337
Stockholder expenses                        214,197             128,391            178,303             860,841
Trade show expenses                         222,646             143,889            160,806           1,507,845
Travel and subsistence costs                324,239             238,322            552,875           2,339,348
Rent expense                                 12,449               8,630             11,435             337,419
Loan placement expenses and fees                  -                   -             15,000             671,494
Liquidated damages (income) costs                 -                   -                  -             140,000
Settlement expenses                         450,000             841,853            176,750           1,468,603
Death benefit expenses                           -                   -             286,225             286,225
                                            -------           ---------         ----------           ---------

Total other operating expenses            2,806,941           2,840,863          2,859,209          21,051,891
                                          =========           =========         ==========          ==========



                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(12)     EQUITY LINE OF CREDIT

On August 17, 2000 the Company finalized a financing agreement with a private institutional equity investor, which contains two component parts, a $25 million Private Equity Agreement and a private placement of 500 shares of Series K convertible preferred stock as bridge financing in the amount of $5,000,000 (See
Note 16). On May 15, 2002, the Company entered into a second private equity agreement, which replaced the original Private Equity Agreement. The terms of the second Private Equity Agreement were substantially equivalent to the terms of the original agreement, except that (i) the commitment period is three years from the effective date of a registration statement covering the second Private Equity Agreement shares, (ii) the minimum amount we must draw through the end of the commitment period is $2,500,000, (iii) the minimum stock price requirement has been reduced to $.20, and (iv) the minimum average trading volume has been reduced to $40,000.

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

On January 9, 2004, the Company entered into a new "Fourth Private Equity Credit Agreement" which replaces the prior private equity agreements. The terms of the Fourth Private Equity Credit Agreement are more favorable to the Company than the terms of the prior Third Private Equity Credit

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(12)     EQUITY LINE OF CREDIT (Continued)

Agreement. The new, more favorable terms are: (i) The put option price is 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche, while the prior Third Private Equity Credit Agreement provided for 91%, ii) the commitment period is two years from the effective date of a registration statement covering the Fourth Private Equity Credit Agreement shares, while the prior Third Private Equity Credit Agreement was for three years, (iii) the maximum commitment is $15,000,000, (iv) the minimum amount the Company must draw through the end of the commitment period is $1,000,000, while the prior Third Private Equity Credit Agreement minimum amount was $2,500,000,
(v) the minimum stock price requirement is now controlled by the Company as it has the option of setting a floor price for each put transaction (the previous minimum stock price in the Third Private Equity Credit Agreement was fixed at $.10), (vi) there are no fees associated with the Fourth Private Equity Credit Agreement; the prior private equity agreements required the payment of a 5% consulting fee, which was subsequently lowered to 4% by mutual agreement in September 2001, and (vii) the elimination of the requirement of a minimum average daily trading volume in dollars. The previous trading volume requirement in the Third Private Equity Credit Agreement was $20,000.

On January 30, 2004, the Company filed a registration statement with respect to 5,000,000 shares of its common stock to be issued pursuant to the Fourth Private Equity Credit Agreement. This registration statement became effective March 4, 2004, at which time the Third Private Equity Credit Agreement was terminated, and the Company began drawing under the Fourth Private Equity Credit Agreement. On June 21, 2004 the Company filed a registration statement on Form S-2 to register an additional 9,000,000 shares underlying the Fourth Private Equity Credit Agreement, which was declared effective by the SEC on June 29, 2004.

These financing agreements have no warrants attached to either the bridge financing or the private equity line. Furthermore, the Company was not required to pay the investor's legal fees, but the Company previously paid a 5% consulting fee for the money funded in all prior transactions up until the approval of the Fourth Private Equity Credit Agreement. The Company sold $2,840,000 of common stock under the terms of the agreement during the year ended June 30, 2001. The total shares issued by the Company amounted to 3,407,613. The Company incurred $139,985 of consulting fees and recorded $303,666 of deemed interest expense as a result of the 9% discount off of the market price. During the year ended June 30, 2002, an additional $5,585,000 of common stock was sold under the terms of the equity credit line agreement, and the Company issued a total of 11,607,866 shares of common stock. The Company incurred $296,250 of consulting fees and recorded $628,805 of deemed interest expense as a result of the 9% discount off of the market price. During the year ended June 30, 2003, an additional $7,881,000 of common stock was sold under the terms of the equity credit line agreement, and the Company issued a total of 29,390,708 shares of common stock. The Company incurred $211,800 of consulting fees and recorded $856,772 of deemed interest expense as a result of the 9% discount off of the market price. During the year ended June 30, 2004, an additional $5,850,000 of common stock was sold under the terms of the equity

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(12)     EQUITY LINE OF CREDIT (Continued)

credit line agreement, and the Company issued a total of 8,630,819 shares of common stock. The Company incurred $188,000 of consulting fees which was solely from the Third Private Equity Credit Agreement and recorded a total of $691,701 of deemed interest expense of which $555,897 is a result of the 9% discount off the market price under the Third Private Equity Credit Agreement and $135,804 is a result of the 7% discount off the market price under the Fourth Private Equity Credit Agreement.


(13)     LEASES

The Company leases certain office equipment under operating leases expiring in future years. Minimum future lease payments under the non-cancelable operating lease having a remaining term in excess of one year as of June 30, 2004 are as follows:

                  Year ending June 30,                Amount

                          2005                     $   5,604
                          2006                         4,159
                          Thereafter                   2,492
                                                   ---------

       Total minimum future lease payments         $  12,255
                                                   =========


(14)     INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carryforwards of approximately $57,159,000 to offset future taxable income. Such carryforwards expire in years beginning 2014. The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $22,580,000 and $19,950,000 at June 30, 2004 and 2003,
respectively. The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from July 1, 2003 to June 30, 2004 was an increase of approximately $2,630,000.




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

                3. On November 12, 1999, bonus stock was issued to Company employees, for 145,000 shares. Compensation expense of $12,325 was charged as the fair market value at that date was $.09 per share. The company also canceled 8,000 shares, which had been previously issued to an independent contractor for consulting services. A reduction of $31,000 was recorded to consulting expenses for the year.

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

                2. A total of 350,000 shares were issued in conjunction with the settlement on March 22, 2002 of a lawsuit. Settlement expense of $176,750 has been charged on the statement of operations, as the fair market value of the stock at the date of issuance was $.51 per share.
                                                                     (Continued)

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

                2. A total of 1,194,118 shares were issued in conjunction with the settlement on June 5, 2003 of a lawsuit. Settlement expense of $841,853 has been charged on the statement of operations, as the fair market value of the stock at the date of issuance was $.70 per share.

                3. During the year a total of 555,000 shares were issued to various parties for services rendered to the Company. Expenses of $139,875 were charged, or an average price of $.25 per share.

During the year ended June 30, 2004, the Company issued a total of 10,333,373 shares ($7,867,351) of its common stock. The common stock issued through the equity line of credit (See Note 12) accounted for the issuance of 8,630,819 shares ($5,850,000). The remaining 1,702,554 shares were issued as follows:


                1. During November 2003, 401,785 shares were issued in conjunction with the settlement on September 18, 2003 of a lawsuit. Settlement expense of $450,000 has been charged on the statement of operations as the fair market value of the stock at the date of the settlement agreement was $1.12 per share.

                2. During January 2004, 333,000 shares of bonus stock were issued to Company employees. Compensation of $382,950 was charged as the fair market value of the common stock on the date of issuance was $1.15 per share.




                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(17)     COMMON STOCK (Continued)

                3. Common stock issued to directors as a result of the exercise of their incentive stock options amounted to 450,000 shares during the year. The Company received $262,500 from the exercise of 450,000 option shares. The exercise prices ranging from $.55 per share to $.65 per share.

                4. Common stock issued to employees as a result of the exercise of their incentive stock options amounted to 517,769 shares during the year. The Company received $230,201 from the exercise of 517,769 option shares. The exercise prices ranging from $.19 per share to $.65 per share.


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

On February 4, 2004, the Board of Directors adopted the Company's 2004 Non-Statutory Stock Option Plan (the "2004 Plan"), which was adopted by the shareholders on March 24, 2004 at the annual meeting, to provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company. The maximum number of options that may be granted under the 2004 Plan shall be options to purchase 8,432,392 shares of Common Stock (5% of our issued and outstanding common stock as of February 4, 2004). Options may be granted under the 2004 Plan for up to 10 years after the date of the 2004 Plan. The 2004 Non-Statutory Stock Plan replaced the 2002 Incentive and Non-Statutory Stock Option Plan.

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

Transactions and other information relating to the plans are summarized as follows:


         Employee Plan:
                                      Incentive Stock Options                Non Statutory Stock Options
                                  --------------------------------          ----------------------------
                                      Shares      Wtd. Avg.  Price         Shares           Wtd.    Avg.
                                  -------------   ----------------       -------------      ------------
Price

Outstanding at June 30, 1994              -0-                                -0-
   Granted                               75,000      $ 1.40              1,500,000            $ 1.12
   Exercised                               -                                  -
                                  -------------                       --------------

Outstanding at June 30, 1995             75,000        1.40              1,500,000             1.12
   Granted                              770,309        1.66                750,000             1.44
   Exercised                           (164,956)        .92             (1,800,000)            1.50
                                  -------------                       ------------

Outstanding at June 30, 1996            680,353        1.81                450,000              .13
   Granted                              371,377        3.27                750,000             3.88
   Exercised                           (395,384)       1.10                   -
                                  -------------                       -------------

Outstanding at June 30, 1997            656,346        3.07              1,200,000             2.47
   Granted                              220,755        1.95                750,000             2.75
   Exercised                                  -                            (65,712)             .35
   Canceled                            (175,205)       4.25                   -
                                  -------------                      ----------------


                                                                                                        (Continued)





                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(18)     STOCK OPTIONS (Continued)


Outstanding at June 30, 1998            701,896        2.42              1,884,288             2.66
   Granted                              786,635         .48                750,000              .43
   Exercised                               -                               (65,612)             .35
   Canceled                             (82,500)       3.37                   -
                                    --------------                    -------------

Outstanding at June 30, 1999          1,406,031         .53 **           2,568,676             2.24
   Granted                            3,139,459         .34                   -
   Exercised                           (770,702)        .37               (318,676)             .35
   Canceled                             (64,334)        .47                   -
                                    --------------                    -------------

Outstanding at June 30, 2000           3,710,454        .42              2,250,000             2.35
   Granted                             1,915,700       2.59                   -
   Exercised                          (3,030,964)       .32               (750,000)             .31
   Canceled                             (279,982)       .60             (1,500,000)            2.75
                                    -------------                     --------------

Outstanding at June 30, 2001           2,315,208       2.38                   -
   Granted                             6,839,864        .68                   -
   Exercised                                    -                             -
   Canceled                           (2,695,482)      1.17                   -
                                    ------------                      --------------

Outstanding at June 30, 2002           6,459,590       1.57                    -
   Granted                             1,459,705        .38                    -
   Exercised                                -                                  -
   Canceled                              (56,788)       .74                    -
                                    -------------                      --------------

Outstanding at June 30, 2003          7,862,507        1.19                    -
   Granted                            1,576,620        1.12                 31,748              .69
   Exercised                           (517,769)        .44                    -
   Canceled                             (97,525)        .78                    -
                                    -------------

Outstanding at June 30, 2004          8,823,833        1.26                 31,748              .69
                                    ===========                        =============


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



                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(18)     STOCK OPTIONS (Continued)


         Director Plan:
                                      Incentive Stock Options                Non Statutory Stock Options
                                  --------------------------------          ----------------------------
                                      Shares      Wtd. Avg.  Price         Shares           Wtd.    Avg.
                                  -------------   ----------------       -------------      ------------
Price

Outstanding at June 30, 2000            -0-
   Granted                             150,000          $.65
   Exercised                              -
   Canceled                               -
                                    ------------

Outstanding at June 30, 2001           150,000          .65
   Granted                             300,000          .55
   Exercised                              -
   Canceled                               -
                                    -----------

Outstanding at June 30, 2002           450,000          .58
   Granted                             400,000          .18
   Exercised                                 -
   Canceled                                  -
                                    -------------

Outstanding at June 30, 2003           850,000           .40                  -
   Granted                             100,000          1.07               700,000              .76
   Exercised                          (450,000)          .58                  -
   Canceled                               -                                   -
                                    -------------                         --------

Outstanding at June 30, 2004           500,000           .39               700,000              .76
                                    ===========                           ========


At June 30, 2004, 2003 and 2002, 7,053,586, 4,941,985 and 2,244,045
respectively, of the employee incentive stock options were vested and exercisable. The employee stock options vest at various rates over periods up to ten years. At June 30, 2004, 2003 and 2002, 650,000, 575,000 and 300,000,
respectively, of the director stock options were vested and exercisable. Shares of authorized common stock have been reserved for the exercise of all options outstanding. The following summarizes the option transactions that have occurred:

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

    At various dates during the year ended June 30, 2004, the Company issued to its officers and various employees incentive options to purchase 1,576,620 shares of common stock at prices ranging from $.81 to $1.25. At various dates during the year ended June 30, 2004, the Company issued to various employees Non-Statutory options to purchase 31,748 shares of common stock at prices ranging from $.39 to $.78. The exercise price was established as the fair market value of the common stock at the date of grant for employees, and 110% of the fair market value at the date of grant for an officer, therefore no compensation was recorded on the issuance of the options. Vesting for certain of the officers' options is immediate, while the other officers' options and the employees' options vest over varying periods up to five years from the date of grant. The options expire from four to ten years from the grant date.




                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(18)  STOCK OPTIONS (Continued)

    In addition, at various dates during the year ended June 30, 2004, the Company issued to its Directors stock options to purchase 100,000 shares of the Company's common stock at prices ranging from $1.03 to $1.11. At various dates during the year ended June 30, 2004, the Company issued to its Directors Non-Statutory options to purchase 700,000 shares of common stock at prices ranging from $.69 to $.88. The options expire in ten years and shall become exercisable on a quarterly pro-rata basis (50,000 shares) from the date of grant. Options issued to the Directors are not intended to be incentive stock options pursuant to Section 422 of the Internal Revenue Code.


    The following table summarizes information about all of the stock options outstanding at June 30, 2004:

                                     Outstanding options                  Exercisable options
                                     -------------------                  -------------------
                                       Weighted
                                       average
    Range of                          remaining       Weighted                         Weighted
exercise prices       Shares        life (years)    avg. price           Shares       avg.  price
---------------    -------------    ------------    -----------       ------------    ------------
 $ .11 - 1.25       8,853,351           4.64         $   .69          6,501,356        $   .64
  1.36 - 2.49         142,550           1.55            1.55            142,550           1.60
  2.50 - 3.75       1,059,680           2.91            2.91          1,059,680           2.91
 ------------------------------------------------------------------------------------------------

 $ .11 - 3.75      10,055,581           4.41         $   .94          7,703,586        $  .97
===============================================================================================


At June 30, 2004, the Company has issued options pursuant to four different stock option plans, which have been previously described. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans with respect to its employees, however compensation has been recorded with respect to its officers due to their provisions of utilizing "additional incentive stock options" to exercise their incentive stock options, and acquire shares of common stock. The compensation cost that has been charged against income for the officers was $(178,250) and $(262,200) for 2003 and 2002, respectively.




                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(18)  STOCK OPTIONS (Continued)

The weighted average Black-Scholes value of options granted during 2004, 2003 and 2002 was $.49, $.19 and $.36 per option, respectively. Had compensation cost for the Company's fixed stock-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as indicated below:

                                                                                                     From
                                                                                                     Inception
                                                                                                  (December 10,
                                               Year Ended       Year Ended        Year Ended         1993) to
                                            June 30, 2004     June 30, 2003     June 30, 2002     June 30, 2003
                                            -------------     -------------     -------------    --------------
Net loss to common shareholders -
         As reported                        $  (8,402,959)    $  (8,180,524)    $   (7,677,560)  $ (68,844,322)
                                            =============     =============     ==============   =============

         Pro forma                          $  (7,221,569)    $  (7,328,944)    $   (7,031,083)  $ (65,582,880)
                                            =============     =============     ==============   =============

Basic and diluted loss per share -
         As reported                        $      (.05)      $      (.06)      $      (.06)     $      (1.10)
                                            ==============    ==============   ==============    ==============


         Pro forma                          $      (.04)      $      (.05)      $      (.06)     $      (1.05)
                                            ==============    ==============   ==============    ==============


For purposes of the preceding proforma disclosures, the weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: no dividend yield; volatility of 75.65%, 107.8% and 79.2%; risk-free interest rate of 4%, 4% and 5%; and an expected term of five years.


(19)     CONCENTRATION OF CREDIT RISK

During the year, the Company has maintained cash balances in excess of the Federally insured limits. The funds are with a major money center bank. Consequently, the Company does not believe that there is a significant risk in having these balances in one financial institution. The cash balance with the bank at June 30, 2004 was $578,880.





                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(20)     FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximated their fair values due to the short maturity of these instruments. The fair value of the Company's debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At June 30, 2004 and 2003, the aggregate fair value of the Company's debt obligations approximated its carrying value.


(21)     COMMITMENTS AND CONTINGENCIES

On August 29, 1999, the Company entered into five-year employment agreements with Richard Grable (CEO), Allan Schwartz (Executive Vice President) and Linda Grable (President). Under these agreements, base annual salaries were as follows: Richard Grable, $286,225; Linda Grable, $119,070; and Allan Schwartz, $119,070. In addition, each person received a car allowance of $500 per month. Each employment agreement provided for performance bonuses, health insurance, car allowances, and other customary benefits, and a cost of living adjustment of 7% per annum. No bonuses were paid to date to the three executives during the five-year terms of their respective employment agreements. Upon the expiration of Mr. Schwartz's employment agreement on August 29, 2004, he entered into a one-year Employment Extension Agreement on August 30, 2004 which provides for an annual salary of $185,000 and options to purchase up to an aggregate of 500,000 shares of the Company's common stock at an exercise price of $.30 per share, in accordance with the Company's 2004 Non-Statutory Stock Option Plan. These options shall vest on August 30, 2005.

At a special meeting of the Board of Directors held on August 28, 2001 the Board, with Linda Grable abstaining, voted to grant a death benefit of one year's salary ($286,225) to Richard Grable's beneficiary in recognition of his services as a co-founder, CEO and inventor of the CTLM(R). This benefit was paid to Linda Grable as beneficiary in installments with the final payment made on April 15, 2004.

On August 15, 2001, the Company entered into a three-year employment agreement with Edward Horton, Chief Operating Officer, at an annual salary of $110,000. The COO was also granted 500,000 incentive stock options at an exercise price of $.77 per share, the fair market value at the date of the grant, which vested ratably over the three-year period. Upon the expiration of his employment agreement on August 15, 2004, the Company entered into a one-year employment agreement with Mr. Horton at an annual salary of $125,000. He was also granted 175,000 non-statutory stock options at an exercise price of $.28, the fair market value at the date of the grant, which will vest at the end of the one-year period.



                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(21)     COMMITMENTS AND CONTINGENCIES (Continued)

On December 1, 2001, the Company entered into a new three-year employment agreement with Linda Grable (appointed to CEO upon the death of Richard Grable). Under this agreement, Ms. Grable received an annual base salary of $280,000. Ms. Grable received incentive options to purchase up to an aggregate of 2,250,000 shares of the Company's common stock at an exercise price of $.60 per share. The incentive stock options vested at 750,000 shares per year starting December 1, 2002. In addition, she also received a car allowance of $500 per month. On April 15, 2004, Ms. Grable retired as CEO and Chairman of the Board. As part of her Retirement Agreement the Board of Directors agreed to pay out the remainder of her employment agreement and continue coverage of her health insurance through its expiration on December 15, 2005. The total amount due for the un-expired term of her agreement is $466,667 (based on her salary of $280,000 per year). Payments are made on the 15th and 30th of each month. Payments will continue to be made through December 15, 2005.

On September 15, 2003, the Company entered into a three-year employment agreement with Deborah O'Brien, Senior Vice-President, at an annual salary of $95,000. The Senior Vice-President was also granted 302,000 incentive stock options at an exercise price of $1.13 per share, the fair market value at the date of the grant, which will vest ratably over the three-year period.

On July 8, 2004, the Company entered into a three-year employment agreement with Timothy Hansen, its new Chief Executive Officer, commencing on July 26, 2004 at an annual salary of $210,000 and appointed him a Director of the Company. Mr. Hansen was granted 1,500,000 non-statutory stock options at an exercise price of $.38, the fair market value at the date of the grant, which will vest over the three-year period in accordance with the table below:


Date of Vesting    No. of Option Shares
---------------    --------------------
July 8, 2005             500,000
January 8, 2006          250,000
July 8, 2006             250,000
January 8, 2007          250,000
July 8, 2007             250,000


Mr. Hansen also received 100,000 restricted shares of our common stock. The executive will receive a $500 car allowance per month along with pre-approved living expenses for a three-month period and moving expenses.

The Company has entered into agreements with various distributors located throughout Europe, Asia and South America to market the CTLM(R) device. The terms of these agreements range from eighteen months to three years. The Company has the right to renew the agreements, with renewal periods ranging from one to five years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer along with our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our directors and executive officers:

Name*                      Age                  Position                      Year Elected or Appointed
----                       ---                  --------                      -------------------------

Tim Hansen                 60          Chief Executive Officer and Director              2004

Allan L. Schwartz          62          Executive Vice-President, Chief                   1994
                                       Financial Officer and Director

Edward R. Horton           46          Chief Operating Officer                           2001

Deborah O'Brien            40          Senior Vice-President                             2003

Sherman Lazrus             71          Director                                          2002

Patrick J. Gorman          50          Director                                          2003

Edward Rolquin             75          Director                                          2003

Jay S. Bendis              57          Director                                          2003


* Linda B. Grable, our former Chairman and Chief Executive Officer, retired on April 15, 2004

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

Tim Hansen
Tim Hansen was appointed our Chief Executive Officer and a Director of the Company by the Board of Directors in July 2004. Prior to his appointment as CEO and Director of IDSI, Mr. Hansen served as General Manager of Radiation Management Services, a business of Cardinal Health, Inc. (NYSE:CAH) of Dublin, Ohio from January 2002 to July 2004. From August 2001 to January 2002 he served as the President of Syncor Radiation Management in Cleveland, Ohio, a division of Syncor International Corporation (NASDAQ:SCOR) of Woodland Hills, CA. Cardinal Health acquired Syncor in January 2003. From April 2000 to August 2001 Mr. Hansen was a consultant to Inovision, LLC serving as President of Inovision Radiation Measurements in Cleveland, Ohio. He also served as President of Cleaner Foods, Inc. of Cleveland, OH and a Director of Kliniki St. Paul of Warsaw, Poland from March 2000 to August 2001. From 1982 to 2000 Mr. Hansen held several high-level executive positions with Picker International, Inc. of Cleveland, Ohio. From 1999 to 2000 he served as President of Picker Medical Systems, a leading manufacturer of diagnostic imaging systems including CT and MRI scanners, nuclear medicine imagers and X-Ray systems. Picker International was a wholly owned subsidiary of G.E.C. plc/Marconi Medical Systems with $1.6 billion in annual sales. Philips Medical Systems acquired Marconi in October 2001. Prior to Picker, Mr. Hansen was Vice President of Sales, Service and Marketing for Xonics Medical Systems, Inc. of Des Plaines, IL; National Sales Manager, Manager, Business Planning and Marketing Manager, X-Ray and CT for General Electric Medical Systems of Milwaukee, WI; and Regional Sales Manager for Smith Kline Instruments, a subsidiary of Smith Kline and French. Mr. Hansen holds a Bachelor of Science degree in Economics from the University of Wisconsin-Milwaukee.

Allan L. Schwartz
Mr. Schwartz is Executive Vice-President and Chief Financial Officer of the Company and is responsible for its financial affairs. He has a wide range of management, marketing, field engineering, construction, and business development experience. Prior to joining the Company as a founder in 1993, he developed the Chronometric Trading System for analyzing stock market trends using neural networks and developed pre-engineered homes for export to Belize, Central America for S.E. Enterprises of Miami, Florida. In 1991 he formed Tron Industries, Inc. for the development of low-voltage neon novelty items and self-contained battery powered portable neon. He is a graduate of C.W. Post College of Long Island University with a B.S. in Business Administration. Previous innovations by Mr. Schwartz before relocating to Florida have included the use of motion detection sensors in commercial burglar alarm systems for Tron-Guard Security Systems. Inc. and the use of water reclamation systems with automatic carwash equipment. Mr. Schwartz has been a Director and Officer of the Company since its inception.

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

Deborah O'Brien
Deborah O'Brien was appointed Senior Vice President on September 15, 2003. Ms. O'Brien has been employed at IDSI since 1995. During her tenure, she has held the positions of Director of Investor Relations, Vice President of Corporate Communications and most recently, since September 2001, Vice President of Business Development. Her responsibilities have included developing and executing a strategic corporate communications campaign, managing internal communications, outside public relations, marketing, and clinical applications. In addition, Ms. O'Brien was directly responsible for the development and establishment of consumer and industry awareness of our CTLM(R) System via a media outreach which targeted industry publications, national network television, radio, nationally-circulated publications and high traffic internet sites. As Vice President of Business Development, she was closely involved with various regulatory and marketing projects and played an integral role in the development and preparation of our PMA Application. She also supervised and managed the collection of clinical data for the PMA process. Prior to joining IDSI, she worked for seven years in the financial arena, managing investor accounts, and in the medical device industry, marketing medical equipment. Ms. O'Brien began her career in the mortgage loan industry as an account executive with Citibank.

Sherman Lazrus
Mr. Lazrus has been a Director since December 2002 and serves as a member of the Compensation Committee. On April 15, 2004, the Board of Directors appointed him Co-Chairman of the Board. He has enjoyed a distinguished career with nearly 40 years' experience in government and private sector health care and health care finance. He was elected to the Board of Directors of Emergency Filtration Products, Inc., Las Vegas, NV (OTCBB: EMFP) in December 1998, and appointed as Interim Chief Executive Officer in June 2001 and appointed Chairman of the Board of Directors in August 2002. He continues to serve in these positions. Mr. Lazrus presently also serves as President of American Medical Capital, a division of American Medical Enterprises, LLC located in Bethesda, Maryland, a financial services and investment banking company specializing in the healthcare industry, a position he has held since 1991. Mr. Lazrus was initially employed with the Federal Government and while at the Department of Health, Education and Welfare in 1964 he was involved with the development of the Medicare and Medicaid Programs and served as the Director of Policy Coordination for the two programs. Also while employed by the Federal Government, Mr. Lazrus served from 1965 to 1966 in the office of the Director of the National Institute of Health and was involved in planning activities in areas involving biomedical research. He later administered the Social Security Administration's Disability Insurance Research Programs as Director of Program Analysis. Mr. Lazrus's final Federal Government position encompassed the administration of the military health care system serving as the Deputy Assistant Secretary of Defense from 1974 to 1976. In this position he was the Federal Government's senior career health official. Mr. Lazrus also served in the State of Maryland's Governor's office as Director of the Governor's Study Group on Vocational Rehabilitation from 1966 to 1968 and later developed a comprehensive human services delivery system for the City of Washington, D.C. from 1968 to 1972. While in the private sector, Mr. Lazrus from 1976 to 1978 was Vice President of American Medical International Inc., a major NYSE hospital corporation, which owned and operated numerous hospitals around the world. The company is now known as Tenet Healthcare Corporation. As a developer Mr. Lazrus was responsible for the development of various Washington D.C. area office buildings, shopping centers, industrial warehouses and residential communities. Mr. Lazrus attended George Washington University where he received A.A., B.A. and M.B.A. degrees.

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

Jay S. Bendis
Mr. Bendis of Akron, Ohio, has been a Director since February 2003 and serves as a member of the Audit Committee and is Chairman of the Compensation Committee. On April 15, 2004, the Board of Directors appointed him Co-Chairman of the Board. He has over 30 years experience in sales and marketing and is currently

President of Transfer Technology Consultants, Akron, OH, where he specializes in transferring new product concepts through to commercialization working with established and start-up companies in both domestic and international markets. He is also a partner in the Crystal Corridor Group, Hudson, OH, which works with Kent State University's Liquid Crystal Institute in facilitating liquid crystal technology. From 1995 to 2000, Mr. Bendis was Vice President of Sales and Marketing and a Director of American Bio Medica Corp. a public company in Kinderhook, NY, which develops and markets on-site drug abuse diagnostic kits. From 1993 to 1999, he was the President and co-founder of Emerging Technology Systems, Akron, OH, which is a research and development company specializing in developing new concept medical devices. From 1990 to 1992, he was a co-founder and Vice President of Sales and Marketing and a Director for Scientific Imaging Instruments of Trumbull, CT. From 1985 to 1990, he served as National Sales Manager of the XANAR Laser Corp., Colorado Springs, CO, a division of Johnson & Johnson, where he directed its national sales force and developed its marketing strategy for integrating high power lasers into the hospital market. From 1979 to 1984, he was the Sales and Marketing Manager for the IVAC Corp., San Diego, CA, a division of Eli Lilly Corp. and has had sales and management experiences with XEROX and A.M. International. He has also served as a member of the Edison BioTechnology Center Advisory Council for the State of Ohio. Mr. Bendis presently serves on the Boards of several private companies and earned his B.A. in Marketing/Management from Kent State University.

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

COMPENSATION OF DIRECTORS

Each director who is not an employee of the Company receives a quarterly retainer of $2,000 and $600 per diem fees for days in which a Board meeting is attended or a non-employee board member is otherwise required to visit the Company or spend a significant amount of a day on Company matters. Non-employee directors are also reimbursed for travel expenses. Through December 2003, non-employee directors were eligible to receive options to purchase 100,000 shares per year of our common stock, vesting at 25,000 shares per quarter of service to the Company. Those options were issued pursuant to our 2002 Incentive and Non-Statutory Stock Option Plan. In December 2003, the Board voted to increase the amount of options that non-employee directors are eligible to receive from 100,000 to 200,000 shares per year, vesting at 50,000 shares per quarter of service to the Company. The new option structure will take effect on each non-employee director's respective anniversary date. The option price will be at the Fair Market Value (FMV) on each respective director's anniversary date. All future options will be granted under the 2004 Non-Statutory Stock Option Plan, which was adopted on March 24, 2004 by the stockholders at our annual meeting.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended June 30, 2004.

ITEM 11.  EXECUTIVE COMPENSATION
The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers for services rendered to us during fiscal 2004, 2003 and 2002. No other person during these years, who served as one of our executive officers, had a total annual salary and bonus in excess of $100,000. Also, see "Stock Option Plan-Option/SAR Grants in Last Fiscal Year".

                                             SUMMARY COMPENSATION TABLE

                                 Annual Compensation                     Long-Term Compensation

Name & Principal
Position               Fiscal Year      Salary      Other Annual    Restricted    Securities/Underlying
                                                    Compensation    Stock Awards      Option/SARs


Linda B Grable, CEO       2002         $218,648                                        500,000
and Director              2003         $280,000                                        750,000
(1)                       2004         $353,994 (1)                                  1,500,000 (1)

Richard J. Grable,        2002          $35,778
CEO and Director (2)

John d'Auguste            2002          $73,769
President (3)

Allan L. Schwartz,        2002         $134,836                                        500,000
Exec. V.P., CFO and       2003         $144,275                                        500,000
Director (4)              2004         $190,619 (4)                                    500,000 (4)

Edward R. Horton          2002          $96,673
COO(5)                    2003         $113,300                                        166,667
                          2004         $117,950 (5)                                    166,667

Deborah O'Brien           2004          $98,692 (6)                                     66,667
Senior V. Pres. (6)


     (1) Ms. Grable retired on April 15, 2004. Under her retirement agreement Ms. Grable is entitled to receive her $280,000 annual salary through December 2005. Salary recorded for f/y 2004 includes $3,200 of non-cash compensation for Christmas stock bonus, $47,704 in accrued wages payable as of 6/30/02 to Linda B. Grable as heir to the estate of Richard J. Grable and $19,890 in accrued wages payable as of 6/30/02 to Linda B. Grable.
     (2) Mr. Grable passed away on August 13, 2001.
     (3) Mr. d'Auguste commenced employment on August 15, 2001 and resigned on March 14, 2002.
     (4) Salary recorded for f/y 2004 include $3,200 of non-cash compensation for Christmas stock bonus, $19,890 in accrued wages payable as of 6/30/02 to Allan L. Schwartz and $10,000 additional wages while serving as Interim CEO.
     (5) Mr. Horton commenced employment on August 15, 2001. Wages recorded for f/y 2004 include $1,775 of non-cash compensation for Christmas stock bonus.
     (6) Ms. O'Brien was appointed Senior Vice President on September 15, 2003. Wages recorded for f/y 2004 include $3,075 of non-cash compensation for Christmas stock bonus.


EMPLOYMENT AGREEMENTS
---------------------
On August 29, 1999, we entered into five-year employment agreements with Richard Grable, Allan Schwartz and Linda Grable. Under these agreements, base annual salaries, are as follows: Richard Grable, $286,225; Linda Grable, $119,070; and Allan Schwartz, $119,070. In addition, each person received a car allowance of $500 per month. Each employment agreement provide for performance bonuses, health insurance, car allowances, and other customary benefits, and a cost of living adjustment of 7% per annum. No bonuses were paid to the three executives during the five-year terms of their respective employment agreements. Upon the expiration of Mr. Schwartz's employment agreement on August 29, 2004, he entered into a one-year Employment Extension Agreement on August 30, 2004 which provides for an annual salary of $185,000 and options to purchase up to an aggregate of 500,000 shares of our common stock at an exercise price of $.30 per share, in accordance with our 2004 Non-Statutory Stock Option Plan. These options shall vest on August 30, 2005.

At a special meeting of the Board of Directors held on August 28, 2001 the Board, with Linda Grable abstaining, voted to grant a death benefit of one year's salary ($286,225) to Richard Grable's beneficiary in recognition of his services as a co-founder, CEO and inventor of the CTLM(R). On April 15, 2004, we paid the balance due of this death benefit to Linda Grable, as beneficiary of Richard Grable.

On August 15, 2001, we entered into a three-year employment agreement with Edward Horton, our Chief Operating Officer at an annual salary of $110,000. The COO was also granted 500,000 incentive stock options at an exercise price of $.77 per share, the fair market value at the date of the grant, which will vest ratably over the three-year period. Upon the expiration of his employment agreement on August 15, 2004, we entered into a one-year employment agreement with Mr. Horton at an annual salary of $125,000. He was also granted 175,000 non-statutory stock options at an exercise price of $.28, the fair market value at the date of the grant, which will vest at the end of the one-year period.

On December 1, 2001, we entered into a new three-year employment agreement with Linda Grable. Under this agreement, Ms. Grable received an annual base salary of $280,000. Ms. Grable received incentive options to purchase up to an aggregate of 2,250,000 shares of our common stock at an exercise price of $.60 per share. The incentive stock options were scheduled to vest at 750,000 shares per year starting December 1, 2002. In addition, she received a car allowance of $500 per month. On April 15, 2004, Ms. Grable retired as CEO and Chairman of the Board. As part of her Retirement Agreement, the Board of Directors agreed to pay out the remainder of her employment agreement and continue coverage of her health insurance through its expiration on December 15, 2005. The total amount due for the unexpired term of her agreement was $466,667 (based on her salary of $280,000 per year). Payments are made on the 15th and 30th of each month which is our normal payroll schedule. The payments will continue through December 15, 2005.

On September 15, 2003, we entered into a three-year employment agreement with Deborah O'Brien, our Senior Vice-President at an annual salary of $ 95,000. The Senior Vice-President was also granted 302,000 incentive stock options at an exercise price of $1.13 per share, the fair market value at the date of the grant, which will vest ratably over the three-year period.

On July 8, 2004, we entered into a three-year employment agreement with Timothy Hansen, our new Chief Executive Officer, commencing on July 26, 2004 at an annual salary of $210,000 and appointed him a Director of the Company. Mr. Hansen was granted 1,500,000 non-statutory stock options at an exercise price of $.38, the fair market value at the date of the grant, which will vest over the three-year period in accordance with the table below:


Date of Vesting      No. of Option Shares
---------------      --------------------
July 8, 2005               500,000
January 8, 2006            250,000
July 8, 2006               250,000
January 8, 2007            250,000
July 8, 2007               250,000


Mr. Hansen also received 100,000 restricted shares of our common stock. He will receive a $500 car allowance per month along with pre-approved living expenses for a three-month period and moving expenses.

The following table sets forth certain information with regard to the Options/SAR grants by the Company to management for the fiscal year ended June 30, 2004. Linda B. Grable, Allan L. Schwartz, Edward Horton and Deborah O'Brien did not exercise any options during fiscal 2004.


                      Option/SAR Grants in Last Fiscal Year

                      No. of          % of Total
                      Securities      Options Granted     Exercise or        Market Price
                      Underlying      to Employees In     Base Price         On Date of      Expiration
Name                  Options         Fiscal Year         ($/Share)          Grant           Date
----                  Granted         ----------          ---------          ---------       --------
                      -------
Allan L. Schwartz      500,000            31%               $1.21             $1.10          8/30/2009
Deborah O'Brien        302,000            19%               $1.13             $1.13           2/1/2013


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

On February 4, 2004, the Board of Directors adopted our 2004 Non-Statutory Stock Option Plan (the "2004 Plan"), which was adopted by the shareholders on March 24, 2004 at our annual meeting to provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company and its subsidiaries. The maximum number of options that may be granted under the 2004 Plan shall be options to purchase 8,432,392 shares of Common Stock (5% of our issued and outstanding common stock as of February 4, 2004). Options may be granted under the 2004 Plan for up to 10 years after the date of the 2004 Plan. The 2004 Non-Statutory Stock Plan replaced the 2002 Incentive and Non-Statutory Stock Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows the beneficial ownership of our common stock as of September 17, 2004 regarding:

     o each person that we know of who beneficially owns more than 5% of the outstanding shares of our common stock,
     o    each current director and executive officer, and
     o    all executive officers and directors as a group.

Name and Address             Number of Shares Owned      % of Outstanding
of Beneficial Owner          Beneficially (1)(2)         Shares of Common Stock
-------------------          ----------------------      ---------------------

Linda B. Grable                   19,660,274(3)                  11.0%

Timothy B. Hansen                    100,000(4)                  <0.1%
6531 NW 18th Court
Plantation, FL 33313

Allan L. Schwartz                  6,942,510(5)                   3.9%
6531 NW 18th Court
Plantation, FL 33313

Edward Horton                        512,500(6)                   0.3%
6531 NW 18th Court
Plantation, FL 33313

Deborah O'Brien                      835,000(7)                   0.5%
6531 NW 18th Court
Plantation, FL 33313

Sherman Lazrus                       260,000(8)                   0.2%

Patrick J. Gorman                  1,016,160(9)                   0.6%

Edward Rolquin                       210,000(8)                   0.1%

Jay S. Bendis                        265,000(8)                   0.2%

All officers and directors        10,141,170(10)                  5.7%
as a group (8 persons)

All beneficial owners             29,801,444(11)                 16.7%
Listed above (9 persons)


     (1) Except as indicated in the footnotes to this table, based on information provided by such persons, the persons named in the table above have sole voting power and investment power with respect to all shares of common stock shown beneficially owned by them.

     (2) Percentage of ownership is based on 178,435,040 shares of common stock outstanding as of September 10, 2004 plus each person's options that are exercisable within 60 days. Shares of common stock subject to stock options that are exercisable within 60 days as of September 10, 2004 are deemed outstanding for computing the percentage of that person and the group.

     (3) Based on the last filing of record includes 3,250,000 shares subject to options and 16,410,274 shares owned by Linda B. Grable.

     (4) Mr. Hansen was issued 100,000 restricted shares pursuant to his employment agreement dated July 8, 2004.

     (5) Includes 2,500,000 shares subject to options and 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.

     (6)  Includes 500,000 shares subject to options.

     (7)  Includes 325,000 shares subject to options.

     (8) Includes 250,000 shares of options owned by Sherman Lazrus, 200,000 shares of options owned by Edward Rolquin and 200,000 shares of options owned by Jay S. Bendis.

     (9) Includes 250,000 shares subject to options and 183,356 shares owned by the wife of Patrick J. Gorman, Diana Gorman, of which he disclaims beneficial ownership.

     (10) Includes 4,225,000 shares subject to options held by, Allan Schwartz , Edward Horton, Deborah O'Brien, Sherman Lazrus, Patrick J. Gorman, Edward Rolquin and Jay S. Bendis. Also includes 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership and 183,356 shares owned by the wife of Patrick
          J. Gorman, Diana Gorman, of which he disclaims beneficial ownership.

     (11) Includes all of the shares in footnote 10 plus 3,250,000 shares subject to options held by Linda B. Grable.

Dividend Policy
To date, we have not declared or paid any dividends with respect to our common stock, and the current policy of the Board of Directors is to retain any earnings to provide for our growth. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The late Richard Grable and Linda Grable were husband and wife. Linda Grable continues to be a "control person" as a result of her control of a substantial portion of our outstanding stock.

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

On April 15, 2004, Ms. Grable retired as CEO and Chairman of the Board. As part of her Retirement Agreement, the Board of Directors agreed to pay out the remainder of her employment agreement and continue coverage of her health insurance through its expiration on December 15, 2005. The total amount due for the unexpired term of her agreement was $466,667 (based on her salary of $280,000 per year). Payments are made on the 15th and 30th of each month which is our normal payroll schedule. The payments will continue through December 15, 2005.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

For the Fiscal Years ended June 30, 2004 and 2003, we paid audit fees totaling $24,715 and $22,685, respectively, and paid fees for tax services totaling $2,000 and $2,000 respectively.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

10.51 $750,000 Balloon Promissory Note and Mortgage from IDSI to Peter Wolofsky, incorporated by reference to our Form 8-K filed on June 25, 2002.
10.52 Private Equity Agreement between IDSI and Charlton Avenue LLC dated as of May 15, 2002, with exhibits. Incorporated by reference to our Amendment No. 1 to our Registration on Form S-2, File Number 333-88604 filed on June 28, 2002.
10.53 Amendment dated as of July 18, 2002, to Private Equity Agreement dated as of May 15, 2002 between IDSI and Charlton Avenue LLC. Incorporated by reference to our Amendment No. 2 to our Registration on Form S-2, File Number 333-88604 filed on July 18, 2002.
10.54   Letter of Intent between IDSI and Sanotech Group Srl. dated January 8,
        2002.
10.55 Distributorship Agreement between IDSI and JAMCO Medical Inc. dated March 22, 2002.
10.56 Financial Services Consulting Agreement between Linda B. Grable and iCapital Finance, Inc. dated September 19, 2002.
10.57 Third Private Equity Credit Agreement between IDSI and Charlton Avenue LLC dated as of October 29, 2002, with exhibits.
10.58 Registration Rights Agreement between IDSI and Charlton Avenue LLC dated as of October 29, 2002. Incorporated by reference to our Form S-2, File Number 333-101070 filed on November 7, 2002
10.59 Termination letter of distributorship agreement between IDSI and JAMCO Medical Inc. dated May 28, 2003.
10.60 Employment Agreement with Deborah O'Brien, Senior Vice President dated September 15, 2003.
10.61 Fourth Private Equity Credit Agreement between IDSI and Charlton Avenue LLC, dated as of January 9, 2004, with exhibits. Incorporated by reference to our Form S-2, File Number 333-112377 filed on January 30, 2004.
10.62 Registration Rights Agreement between IDSI and Charlton Avenue, LLC dated as of January 9, 2004. Incorporated by reference to our Form S-2, File Number 333-112377 filed on January 30, 2004.

10.63 Retirement Agreement between IDSI and Linda B. Grable dated April 15, 2004. Incorporated by reference to our Form S-2, File Number 333-116694 filed on June 21, 2004.
10.64 Employment Agreement with Timothy B. Hansen, Chief Executive Officer dated July 8, 2004.
10.65 Employment Agreement with Edward Horton, Chief Operating Officer dated August 15, 2004.
10.66 One-Year Employment Extension Agreement with Allan L. Schwartz, Executive Vice President and Chief Financial Officer dated August 30, 2004.
14.1    Code of Ethics for Senior Financial Officers
31.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

         A Form 8-K was filed on April 16, 2004, stating that Linda B. Grable, CEO, Chairman of the Board and co-founder, has retired effective April 15, 2004. The Board of Directors appointed Jay S. Bendis and Sherman Lazrus as Co-Chairmen of the Board and has begun an immediate search for a new CEO. Meanwhile, the Board appointed Allan L. Schwartz, Executive Vice President and Chief Financial Officer, to serve as interim CEO until a new CEO is appointed.

         A Form 8-K was filed on July 13, 2004, stating that Tim Hansen was appointed by the Board of Directors to serve as the new Chief Executive Officer and Board member. Mr. Hansen has served in top-level executive positions in the medical imaging industry over a 30-year period and was notably President of Picker Medical Systems, a leading company in the diagnostic imaging market. Most recently, Mr. Hansen was with Cardinal Health, Inc. as the general manager of the Radiation Management Services, a leading provider of medical imaging quality assurance instruments and solutions.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Imaging Diagnostic Systems, Inc. has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized,


                   IMAGING DIAGNOSTIC SYSTEMS, INC.


                   By:  /s/Timothy B. Hansen
                        Timothy B. Hansen, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signatures                      Title                                            Date
----------                      -----                                            ----

/s/Timothy B. Hansen            Chief Executive Officer                    September 17, 2004
--------------------
Timothy B. Hansen               and Director


/s/Allan L. Schwartz            Director, Executive Vice-President,        September 17, 2004
--------------------
Allan L. Schwartz               and Chief Financial Officer
                                (Principal Accounting and Financial
                                Officer)


/s/ Jay S. Bendis               Co-Chairman of the Board                   September 17, 2004
-----------------
Jay S. Bendis                   and Director


/s/ Sherman Lazrus              Co-Chairman of the Board                   September 17, 2004
--------------------
Sherman Lazrus                  and Director


/s/ Patrick J. Gorman           Director                                   September 17, 2004
---------------------
Patrick J. Gorman


/s/ Edward Rolquin              Director                                   September 17, 2004
------------------
Edward Rolquin


