Form 10-Q
period 2004-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2004-11-08
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

     The number of shares outstanding of each of the issuer's classes of equity as of September 30, 2004: 180,229,694 shares of common stock, no par value. As of September 30, 2004, the issuer had no shares of preferred stock outstanding.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)


                         Part I - Financial Information

Item 1.    Financial Statements
                                                                          Page

Condensed Balance Sheet -
      September 30, 2004 and June 30, 2004                                 3

Condensed Statement of Operations -
      Three months ended
      September 30, 2004 and 2003, and December 10,
      1993(date of inception) to September 30, 2004                        4

Condensed Statement of Cash Flows -
      Three months ended September 30, 2004 and
      2003, and December 10, 1993(date of inception)
      to September 30, 2004                                                5

Notes to Condensed Financial Statements                                    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Financial Condition and Results                                      8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk     10

Item 4.    Controls and Procedures                                        10

                           Part II - Other Information

Item 1.    Legal Proceedings                                              12

Item 2.    Changes in Securities                                          12

Item 3.    Defaults Upon Senior Securities                                12

Item 4.    Submission of Matters to a Vote of
           Security Holders                                               12

Item 5.    Other Information                                              12

Item 6.    Exhibits and Reports on Form 8-K                               20


Signatures                                                                21

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet

                                     Assets

                                            Sept. 30, 2004     Jun. 30, 2004
                                            --------------     -------------
Current Assets:                                 Unaudited            *
              Cash                           $    766,614      $    554,354
              Accounts Receivable                  22,072            28,925
              Inventory                         2,319,505         2,357,864
              Prepaid expenses                    146,391            64,579
              Other current assets                    370               570
                                             ------------      ------------

              Total Current Assets              3,254,952         3,006,292
                                             ------------      ------------

Property and Equipment, net                     2,266,280         2,301,095
Other Assets                                      797,699           806,244
                                             ------------      ------------

                                             $  6,318,931      $  6,113,631
                                             ============      ============

                      Liabilities and Stockholders' Equity
Current Liabilities:
              Accounts Payable and
                Accrued Expenses             $  1,054,649      $  1,172,527
              Customer Deposits                    40,000            40,000
              Short term debt                     300,407           300,407
              Other current liabilities         1,014,486         1,014,486
                                             ------------      ------------

              Total Current Liabilities         2,409,542         2,527,420
                                             ------------      ------------


Stockholders Equity:
              Common Stock                     81,396,232        79,235,712
              Additional paid-in capital        1,597,780         1,597,780
              Deficit accumulated during
                development stage             (79,084,623)      (77,247,281)
                                             ------------      ------------

              Total stockholders' equity        3,909,389         3,586,211
                                             ------------      ------------

                                             $  6,318,931      $  6,113,631
                                             ============      ============


* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                           A Development Stage Company
                                   (Unaudited)
                        Condensed Statement of Operations

                                                         3 Months Ended             Since Inception
                                                          September 30,             (12/10/93) to
                                                    2004               2003         Sept. 30, 2004
                                               -------------       -------------    ----------------
Net Sales                                      $      -            $     -          $    917,296
Cost of Sales                                         -                  -               363,871
                                               -------------       -------------    -------------

Gross Profit                                          -                  -               553,425
                                               -------------       -------------    -------------

Operating Expenses:
  General and administrative                   $    710,520       $  1,192,445      $ 42,296,949
  Research and development                          533,091             91,007        12,230,371
  Sales and marketing                               248,127             58,281         3,261,399
  Inventory valuation adjustments                   122,236               -            3,357,237
  Depreciation and amortization                      47,832             38,165         2,281,401
  Amortization of deferred compensation                -                  -            4,064,250
                                               -------------       -------------    -------------

                                                  1,661,806          1,379,898        67,491,607
                                               -------------       -------------    -------------

Operating Loss                                   (1,661,806)        (1,379,898)      (66,938,182)

Gain on sale of fixed assets                            -                  -               5,585
Interest income                                       1,021              5,106           269,858
Interest expense                                   (176,558)          (312,122)       (5,574,124)
                                               -------------       -------------    -------------

Net Loss                                         (1,837,343)        (1,686,914)      (72,236,863)

Dividends on cumulative Pfd. stock:
From discount at issuance                              -                  -           (5,402,713)
Earned                                                 -                  -           (1,445,047)
                                               -------------       -------------    -------------

Net loss applicable to
     common shareholders                        $(1,837,343)      $ (1,686,914)     $(79,084,623)
                                                =============     ==============   ==============

Net Loss per common share:
Basic and Diluted:
Net loss per common share                       $    (0.01)       $     (0.01)      $     (1.05)
                                                ============      =============     ============

Weighted avg. no. of common shares               176,855,811        165,289,775       75,097,204
                                                ============       ============     ============


The accompanying notes are an integral part of these condensed financial statements.

                                          IMAGING DIAGNOSTIC SYSTEMS, INC.
                                            (A Development Stage Company)
                                          Condensed Statement of Cash Flows

                                                                 Three Months                  Since Inception
                                                              Ended September 30,              (12/10/93) to
                                                            2004                2003            Sept. 30, 2004
                                                      ---------------      --------------      -------------------
Cash provided by (used for) Operations:
              Net loss                                 $ (1,837,343)        $ (1,686,914)       $(72,236,864)
              Changes in assets and liabilities             103,568             (497,630)         25,782,672
                                                       ------------         ------------        ------------
              Net cash used by operations                (1,733,775)          (2,184,544)        (46,454,192)
                                                       ------------         ------------        ------------


Investments
      Proceeds from sale of property & equipment               -                    -                 29,857
      Capital expenditures                                   (4,473)            (198,132)         (7,210,004)
                                                       ------------         ------------        ------------
      Cash used for investments                              (4,473)            (198,132)         (7,180,147)
                                                       ------------         ------------        ------------


Cash flows from financing activities:
      Repayment of capital lease obligation                    -                    -                (50,289)
      Other financing activities - NET                         -                    -              5,835,029
      Proceeds from issuance of preferred stock                -                    -             18,039,500
      Net proceeds from issuance of common stock          1,950,508            2,674,989          30,576,713
                                                       ------------         ------------        ------------

      Net cash provided by financing activities           1,950,508            2,674,989          54,400,953
                                                       ------------         ------------        ------------

Net increase (decrease) in cash                             212,260              292,313             766,614

Cash, beginning of period                                   554,354            1,361,507                -
                                                       ------------         ------------        ------------

Cash, end of period                                    $    766,614         $  1,653,820        $    766,614
                                                       ============         ============        ============



The accompanying notes are an intergral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial information included has been condensed from financial statements prepared as of September 30, 2004. The results of operations for the three-month period ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - INVENTORY

Inventory consists primarily of raw materials and work-in-process and amounted to $2,319,505 as of September 30, 2004, compared to $2,357,864 as of June 30, 2004.

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

For purposes of the following pro forma disclosures, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended September 30, 2004 and 2003: no dividend yield; expected volatility of 119%; risk-free interest rate of 4%; and an expected five-year term for options granted. Had the compensation cost been determined based on the fair value at the grant, the Company's net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                             Three Months Ended September 30
                                                                       2004            2003
                                                                       ----            ----
Net income (loss) - as reported                                    (1,837,343)      (1,686,914)
Less: stock-based employee compensation determined under
         the Fair value method, net of income tax effect             (158,511)         189,857
                                                                   -----------      ----------

Net income (loss) - proforma                                       (1,995,854)      (1,497,057)
                                                                   ===========      ===========

Basic and Diluted earnings (loss) per share-as reported            $    (0.01)      $    (0.01)
Basic and Diluted earnings (loss) per share-proforma               $    (0.01)      $    (0.01)

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE RISKS AND UNCERTAINTIES SET FORTH UNDER THE CAPTION "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS", IN OUR FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Imaging Diagnostic Systems, Inc. is a development stage company, which, since inception, has been engaged in research and development of its Computed Tomography Laser Mammography System (CTLM(R)). The CTLM(R) is a breast-imaging device for the detection of cancer which utilizes laser technology and proprietary computer algorithms to produce three dimensional cross section slice images of the breast. As of the date of this report we have had no substantial revenues from our operations.

We have incurred net losses applicable to common shareholders since inception through September 30, 2004 of approximately $79,084,623 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(R), expenses associated with our FDA PMA process, and the costs associated with advanced product development activities. There can be no assurances that the CTLM(R) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(R) to allow us to operate profitably.


RESULTS OF OPERATIONS

There were no revenues for the three months ended September 30, 2004.

As we transition from a development stage company to an operating company we are now reporting expenses under three categories; General and administrative, Research and development, and Sales and marketing. This new format of reporting will better reflect the focus of our expenses as we commercialize the Company.

General and administrative expenses during the three months ended September 30, 2004, were $710,520 representing a decrease of $481,925 or 40% from $1,192,445 when compared to the corresponding period in 2003. Of the $710,520, compensation and related benefits comprised $461,901 (65%).

Research and development expenses during the three months ended September 30, 2004, were $533,091 representing an increase of $442,084 or 486% from $91,007 when compared to the corresponding period in 2003. Of the $533,091, compensation and related benefits comprised $357,519 (67%).

Sales and marketing expenses during the three months ended September 30, 2004, were $248,127 representing an increase of $189,846 or 326% from $58,281 when compared to the corresponding period in 2003. Of the $248,127, compensation and related benefits comprised $62,346 (25%).

Interest expense during the three months ended September 30, 2004, was $176,558 representing a decrease of $135,564 or 43% from $312,122 for the corresponding period for 2003. The decrease is due primarily to the reduction from 9% to 7% of the discount taken on our equity credit line with Charlton Avenue, LLC ("Charlton"). See Item 5. Other Information - "Financing/Equity Line of Credit"

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $766,614 as of September 30, 2004. This is an increase of $212,260 from $554,354 as of June 30, 2004. During the quarter ending September 30, 2004, we received $1,950,508 from the sale of common stock through our private equity agreement with Charlton and the exercise of employee stock options. See - "Financing/Equity Line of Credit".

We do not expect to generate a positive internal cash flow for at least the next 12 months due to the expected costs of commercializing our initial product, the CTLM(R), and the time required for homologations from certain countries.

Property and Equipment was valued at $2,266,280 net as of September 30, 2004. The overall decrease of $34,815 from June 30, 2004 is due primarily to depreciation recorded for the first quarter ended September 30, 2004.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties. Net cash used for operating and product development expenses during the first quarter ending September 30, 2004, was $1,733,775 primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities, compared to $2,184,544 in the same quarter ending September 30, 2003. At September 30, 2004, we had working capital of $845,410 compared to working capital of $1,980,270 at September 30, 2003, and $478,872 at June 30, 2004.

During the first quarter ending September 30, 2004, we were able to raise a total of $1,950,000 less expenses through the sale of common stock to Charlton. We do not expect to generate a positive internal cash flow for at least the next 12 months due to the expected costs of commercializing our initial product, the CTLM(R), and the expense of our continuing product development program. We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program. Accordingly, we plan to utilize the Fourth Private Equity Credit Agreement to raise the funds required prior to the end of fiscal year 2005 in order to continue operations. In the event that we are unable to utilize the Fourth Private Equity Credit Agreement, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the first quarter ending September 30, 2004, were $4,473 as compared to approximately $198,132 for the first quarter ending September 30, 2003. These expenditures were a direct result of purchases of computer and miscellaneous office equipment. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2005, will be approximately $70,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of September 30, 2004. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs. Our future capital requirements will depend on many factors, including the following:

     1)   The progress of our ongoing product development projects;
     2)   The time and cost involved in obtaining regulatory approvals;
     3) The cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
     4)   Competing technological and market developments;
     5) Changes and developments in our existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish;
     6)   The development of commercialization activities and arrangements; and
     7)   The costs associated with compliance to SEC regulations.

We now have issued and outstanding 183,369,662 shares of common stock out of 200,000,000 authorized shares. In addition, we have reserved 8,779,017 shares to cover outstanding options (after waivers by some of our executive officers and directors of the reserve requirement for options to purchase 3,800,000 shares held by them which are unvested, unexercisable and/or out of the money). Therefore, given our ongoing need to issue substantial amounts of new shares to raise capital under our Fourth Private Equity Credit Agreement with Charlton, we will need to soon obtain shareholder approval of an amendment to our articles of incorporation approving a substantial increase in our authorized common stock. There can be no assurance that our shareholders will approve such an increase. If they do not, then we will have to seek alternative sources of funding, which may not be available on commercially reasonable terms. Consequently, a failure to obtain such shareholder approval could have a material adverse impact on IDSI.

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

ISSUANCE OF STOCK FOR SERVICES/DILUTIVE IMPACT TO SHAREHOLDERS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the date of this report, we believe that we do not have any material quantitative and qualitative market risks.

ITEM 4.  CONTROLS AND PROCEDURES

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

There have been no changes in the Corporation's internal controls over financial reporting that occurred during the period this Form 10-Q was being prepared that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                None

ITEM 2.  CHANGES IN SECURITIES.

See Item 5. "Other Information" - FINANCING/EQUITY LINE OF CREDIT.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                None.

ITEM 5.  OTHER INFORMATION

                               Recent Developments

Regulatory Matters

In order to sell the CTLM(R) commercially in the United States, we must obtain marketing clearance from the Food and Drug Administration. A PreMarket Approval application (PMA) must be supported by extensive data, including pre-clinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Under the Food, Drug, and Cosmetic Act, the FDA has 180 days to review a PMA application, although in certain cases the FDA may increase that time period through requests for additional information or clarification of existing information.

We are following the guidelines of the "Standardized Shell for Modular Submission" for the FDA approval process. The FDA assigned a Modular Shell Control Number and a general description of items required for the submission.

Below is a table indicating the status of our FDA Modular Submission:

Module #     Description of Module Submission      Date Filed     Date Accepted
-------      --------------------------------      ----------     -------------
Module 1     General Information & Safety          9/27/2000      1/7/2002
Module 2     Software                              4/17/2001      6/12/2001
Module 3     Non-Pivotal Clinical                  5/1/2001       8/13/2001
Module 4     Manufacturing & Quality Systems       1/2/2001       9/25/2001
PMA          PMA Submission                        4/29/2003      Voluntarily Withdrawn
                                                                  on 9/24/2004
PMA*         PMA Re-Submission*                    Pending


* See "On October 15, 2004,..." below for further information regarding the PMA Re-Submission.

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

On March 25, 2004, we announced in an 8-K filing that the FDA agreed with our request for an extension of time to respond to the FDA's August 22, 2003 letter regarding our pre-market approval application. We are seeking PreMarket approval from the FDA for this intended use: "The Imaging Diagnostic's Computed Tomography Laser Mammography (CTLM(R)) scanner is intended for use as an adjunct to mammography in patients who have equivocal mammographic findings within ACR BI-RADS categories 3 or 4. In particular, it is not intended for use in cases with clear mammographic or non-mammographic indications for biopsy. This device provides the radiologist with additional information to guide a biopsy recommendation". We are continuing to work closely with the FDA and our new regulatory consultants to address the deficiencies and to submit an amendment to our PMA application.

On September 27, 2004, we announced that our CT Laser Mammography System, CTLM(R), had received Chinese State Food and Drug Administration (SFDA) marketing approval. The People's Republic of China SFDA issued the registration "Certificate for Medical Device". The medical device registration number is 20043241646. On September 29, 2004 we filed an 8-K report announcing this press release and attached it as an exhibit.

On October 15, 2004, we issued a press release of a shareholder letter written by our new CEO, Tim Hansen, detailing the steps he has taken in FDA and other corporate development matters during his first three months as CEO of the Company. In the letter he stated the following: "the PMA involves a process which has, unfortunately, taken far longer than expected. We have been working on amending the PMA application at the request of the FDA. Our team recommended rephrasing the Computed Tomography Laser Mammography System (CTLM(R)) intended use statement and modifying the patient study protocols. They also recommended adding more clinical cases. Meanwhile the PMA clock was ticking and these well advised changes would have taken more time to complete. Also, as we earlier reported, our PMA amendment and processes were briefly interrupted by a biomonitoring inspection audit of our clinical trials and subsequent warning letter and, although that matter was resolved, the sum of these influences caused serious delays in our filings.

These are complex matters, but after conferring with the FDA and our outside consultants, I recently made the decision to simply withdraw our current PMA application and resubmit the entire package in a simpler and more clinically and technically robust filing. Consequently, IDSI will submit a new PMA application with a rephrased intended use statement better supported by our data, the inclusion of new clinical cases to improve the biometrics, and with a new clinical protocol to fully support the adjunctive use of CTLM(R) in clinical mammography settings.

The key factor in my decision was the belief that re-filing should not additionally delay our previous schedule. The schedule should remain unchanged because the FDA indicated that Modules 1 through 4 would be `grandfathered' so to speak, and because our clinical case read program will continue in its current form. We are not starting over in any sense of the word. We will, however, submit a fresh and concise PMA application without amendments or extensions. Of course, this approach requires another filing fee but we believe it yields a higher confidence scenario. So, to be very clear, we will submit a new PMA application and there should be no additional delays in our overall schedule. You have all waited patiently for CTLM(R) to become a US market reality, and I would appreciate your continuing support through this next important phase. I am very satisfied with this new approach." On October 18, 2004 we filed an 8-K report announcing this press release and attached it as an exhibit.

Clinical Update


Patients are continuing to be scanned at our various collaboration sites, including the University of Vienna, Allgemeines Hospital, the Humboldt University of Berlin, Charite Hospital and at Policlinico Paolo Giancone Hospital in Palermo, Italy.

We have completed all of the clinical studies required for our PMA application. In this regard we have removed CTLM(R) Systems used in the studies from the following locations:

     o    University of Virginia Health System in Charlottesville, Virginia
     o    The Women's Center for Radiology in Orlando, Florida
     o The Don and Sybil Harrington Cancer Center ("Harrington") in Amarillo, Texas
     o The Instituto Nacional de Cancerologia (National Cancer Institute) in Mexico City, Mexico
     o    Elizabeth Wende Breast Clinic in Rochester, New York

Other Recent Events

In June 2004, we announced that we were granted a Chinese Patent for "DIAGNOSTIC TOMOGRAPHIC LASER IMAGING APPARATUS" as Chinese Patent No. ZL95197940X. The patent was issued in the name of Richard J. Grable for a period of 20 years from the date of filing until July 10, 2015 and is exclusively licensed to Imaging Diagnostic Systems, Inc. See "Patent Licensing Agreement".

In July 2004, we announced that Tim Hansen was appointed by the Board of Directors to serve as the new Chief Executive Officer and Board member. Mr. Hansen has served in top-level executive positions in the medical imaging industry over a 30-year period and was notably President of Picker Medical Systems, a leading company in the diagnostic imaging market. Most recently, Mr. Hansen was with Cardinal Health, Inc. as the general manager of the Radiation Management Services, a leading provider of medical imaging quality assurance instruments and solutions. On July 14, 2004 we filed an 8-K report announcing this press release and attached it as an exhibit.

In August 2004, we announced that we were granted a European Patent for "APPARATUS FOR DETERMINING THE PERIMETER OF THE SURFACE OF AN OBJECT BEING SCANNED" as European Patent No. 1003419. This is the European equivalent of U.S. Patent No. 6,044,288, which protects a key element in the optical technique used to determine the perimeter of an object being scanned.

In September 2004, we announced that Janusz Ostrowski has joined IDSI as Vice President, International Sales. He will be responsible for implementing and managing the distribution network outside of the U.S. Mr. Ostrowski has over 20 years of experience as an imaging equipment industry executive who has spent his career introducing new products and services to global markets.

In September 2004, we announced that we have installed a third CT Laser Mammography System, CTLM(R), as part of Schering AG's Phase 1 clinical study of the fluorescent imaging compound SF64. The third system was installed in the prestigious Charite Hospital in Berlin. We had previously announced that CTLM(R) Systems were installed at the Robert-Rossle Clinic and at the University of Muenster.

In September 2004, we announced that we signed a multi-year agreement with China Far East International Trading Corporation (CFETC) for the exclusive sale of our CTLM(R) in the People's Republic of China. The new agreement also includes clinical research and collaboration programs and supersedes our previous distribution contract with CFETC. On September 29, 2004 we filed an 8-K report announcing this press release and attached it as an exhibit.

In October 2004, we issued a press release entitled "Shareholder Letter from Imaging Diagnostic Systems, Inc." written by our new CEO, Tim Hansen. The letter stated Mr. Hansen's three top priorities: first, get the U.S. FDA Pre Market Approval (PMA) completed; second, launch a global commercialization program; and third, lay out a roadmap to enhance the long-term growth of the Company. On October 18, 2004 we filed an 8-K report announcing this press release and attached it as an exhibit.

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

On January 30, 2004, we filed a registration statement with respect to 5,000,000 shares of our common stock to be issued pursuant to the Fourth Private Equity Credit Agreement. This registration statement became effective March 4, 2004, at which time the Third Private Equity Credit Agreement was terminated and we began drawing under the Fourth Private Equity Credit Agreement. On June 21, 2004 we filed a registration statement with respect to 9,800,000 shares of our common stock to be issued pursuant to the Fourth Private Equity Credit Agreement. This registration statement became effective June 29, 2004. We intend to make sales under the new Fourth Private Equity Credit Agreement from time to time in order to raise working capital on an "as needed" basis. Based on our current assessment of our financing needs, we intend to draw in excess of the $1,000,000 minimum but substantially less than the $15,000,000 maximum under the new Fourth Private Equity Credit Agreement; however, if those needs change we may draw up to the $15,000,000 maximum. As of the date of this report, under the Fourth Private Equity Credit Agreement we have drawn down $4,862,500 and issued 13,654,093 shares of common stock.

As of the date of this report, since January 2001, we have drawn an aggregate of $25,106,000 in gross proceeds from our equity credit lines with Charlton and have issued 62,263,932 shares as a result of those draws.

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

         A Form 8-K was filed on September 28, 2004, announcing that our CT Laser Mammography System (CTLM(R)) had received Chinese State Food and Drug Administration (SFDA) marketing approval. The Peoples Republic of China SFDA issued the registration "Certificate for Medical Device". The medical device registration number is 20043241646.

         A Form 8-K was filed on September 29, 2004, announcing that we signed a multi-year agreement with China Far East International Trading Corporation (CFETC) for the exclusive sale of our CT Laser Mammography System (CTLM(R)) in the People's Republic of China. The new agreement also includes clinical research and collaboration programs and supersedes our previous distribution contract with CFETC.

         A Form 8-K was filed on October 18, 2004 announcing the issuance of a press release entitled, "Shareholder Letter From Imaging Diagnostic Systems, Inc." written by Tim Hansen, CEO. The letter detailed the three top priorities chosen by Mr. Hansen and the Board of Directors. First, get the U.S. FDA Pre Market Approval (PMA) completed; second, launch a global commercialization program; and third, lay out a roadmap to enhance the long-term growth of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: November 8, 2004             Imaging Diagnostic Systems, Inc.

                                    By:   /s/ Timothy B. Hansen
                                          -----------------
                                          Timothy B. Hansen
                                          Chief Executive Officer


                                    By:   /s/ Allan L. Schwartz
                                          ---------------------
                                          Allan L. Schwartz,
                                          Executive Vice-President and
                                          Chief Financial Officer
                                          (PRINCIPAL ACCOUNTING OFFICER)