Form 10-Q
period 2004-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2005-02-09
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended December 31, 2004

                                      or

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

     The number of shares outstanding of each of the issuer's classes of equity as of December 31, 2004: 184,687,532 shares of common stock, no par value. As of December 31, 2004, the issuer had no shares of preferred stock outstanding.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)


                         Part I - Financial Information
                         ------------------------------

Item 1. Financial Statements
                                                                           Page

Condensed Balance Sheet -
      December 31, 2004 and June 30, 2004...............................     3

Condensed Statement of Operations -
      Six months and three months ended December
      31, 2004 and 2003, and December 10,
      1993(date of inception) to December 31, 2004......................     4

Condensed Statement of Cash Flows -
      Six months ended December 31, 2004 and 2003,
      and December 10, 1993 (date of inception)
      to December 31, 2004..............................................     5

Notes to Condensed Financial Statements.................................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Financial Condition and Results...................................     9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...    12

Item 4.    Controls and Procedures                                          12


                           Part II - Other Information
                           ----------------------------

Item 1.    Legal Proceedings............................................    13

Item 2.    Changes in Securities........................................    13

Item 3.    Defaults Upon Senior Securities..............................    13

Item 4.    Submission of Matters to a Vote of
           Security Holders ............................................    13

Item 5.    Other Information............................................    13

Item 6.    Exhibits and Reports on Form 8-K.............................    21

Signatures .............................................................    22

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet

                                     Assets

                                             Dec. 31, 2004       Jun. 30, 2004
                                              ------------       ------------
Current Assets:                                  Unaudited              *
              Cash                            $    538,097       $    554,354
              Accounts Receivable                   14,011             28,925
              Inventory                          2,309,930          2,357,864
              Prepaid expenses                      55,437             64,579
              Other current assets                   4,291                570
                                              ------------       ------------

              Total Current Assets               2,921,766          3,006,292
                                              ------------       ------------

Property and Equipment, net                      2,226,943          2,301,095
Other Assets                                       789,155            806,244
                                              ------------       ------------

                                              $  5,937,864       $  6,113,631
                                              ============       ============

                                Liabilities and Stockholders' Equity
Current Liabilities:
              Accounts Payable and
                Accrued Expenses              $  1,027,657       $  1,172,527
              Customer Deposits                     40,000             40,000
              Short term debt                      300,407            300,407
              Other current liabilities          1,014,486          1,014,486
                                              ------------       ------------

              Total Current Liabilities          2,382,550          2,527,420
                                              ------------       ------------


Stockholders Equity:
              Common Stock                      83,299,091         79,235,712
              Additional paid-in capital         1,597,780          1,597,780
              Deficit accumulated during
                development stage              (81,341,557)       (77,247,281)
                                              ------------       ------------

              Total stockholders' equity         3,555,314          3,586,211
                                              ------------       ------------

                                              $  5,937,864       $  6,113,631
                                              ============       ============


* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                                   (Unaudited)
                        Condensed Statement of Operations

                                                Six Months Ended               Three Months Ended         Since Inception
                                                   December 31,                    December 31,           (12/10/93) to
                                               2004            2003            2004            2003       Dec. 31, 2004
                                               ----            ----            ----            ----       -------------
Net Sales                                  $     -           $     -        $     -         $     -       $    917,296
Cost of Sales                                    -                 -              -               -            363,871
                                           -----------       ----------     -----------     -----------   ------------

Gross Profit                                     -                 -              -               -            553,425
                                           -----------       ----------     -----------     -----------   ------------

Operating Expenses:
  General and administrative                 1,493,595       3,106,812         776,583       1,908,368      43,080,024
  Research and development                   1,439,608         196,307         906,517         111,300      13,136,888
  Sales and marketing                          586,959         250,203         345,324         191,922       3,600,231
  Inventory valuation adjustments              167,368             -            45,132             -         3,402,369
  Depreciation and amortization                 95,663          83,914          47,831          45,749       2,329,232
  Amortization of deferred compensation            -               -               -               -         4,064,250
                                          ------------    ------------    ------------    ------------    ------------

                                             3,783,193       3,637,236       2,121,387       2,257,339      69,612,994
                                          ------------    ------------    ------------    ------------    ------------

Operating Loss                              (3,783,193)     (3,637,236)     (2,121,387)     (2,257,339)    (69,059,569)

Gain/Loss on sale of fixed assets                  -            (5,302)            -            (5,302)          5,585
Interest income                                  2,937           7,619           1,916           2,513         271,774
Interest expense                              (314,021)       (443,061)       (137,463)       (130,938)     (5,711,587)
                                          ------------    ------------    ------------    ------------    ------------

Net Loss                                    (4,094,277)     (4,077,980)     (2,256,934)     (2,391,066)    (74,493,797)

Dividends on cumulative Pfd. stock:
From discount at issuance                          -               -               -               -        (5,402,713)
Earned                                             -               -               -               -        (1,445,047)
                                          ------------    ------------    ------------    ------------    ------------

Net loss applicable to
  common shareholders                     $ (4,094,277)   $ (4,077,980)   $ (2,256,934)   $ (2,391,066)   $(81,341,557)
                                          ============    ============    ============    ============    ============

Net Loss per common share:
Basic and Diluted:
Net loss per common share                   $    (0.02)    $     (0.02)    $     (0.01)    $     (0.01)     $    (1.05)
                                            ===========    ============    ============    ============     ==========

Weighted avg. no. of common shares         179,994,895     166,116,649     183,133,979     166,943,524      77,615,143
                                           ============    ============    ============    ============     ==========



The accompanying notes are an intergral part of these condensed financial statements.

                                            IMAGING DIAGNOSTIC SYSTEMS, INC.
                                             (A Development Stage Company)
                                           Condensed Statement of Cash Flows

                                                                Six Months               Since Inception
                                                             Ended December 31,          (12/10/93) to
                                                          2004              2003         Dec. 31, 2004
                                                     -------------     -------------    ----------------
Cash provided by (used for)
      Operations:
              Net loss                               $ (4,094,277)     $ (4,077,980)     $(74,493,797)
              Changes in assets and liabilities           366,539           376,961        26,045,692
                                                     ------------      ------------      ------------
              Net cash used by operations              (3,727,738)       (3,701,019)      (48,448,105)
                                                     ------------      ------------      ------------


Investments
      Proceeds from the sale of property & equipment          -                 -              29,857
      Capital expenditures                                 (4,423)         (315,545)       (7,210,004)
                                                     ------------      ------------      ------------
      Cash used for investments                            (4,423)         (315,545)       (7,180,147)
                                                     ------------      ------------      ------------


Cash flows from financing activities:
      Repayment of capital lease obligation                   -                 -             (50,289)
      Other financing activities - NET                        -                 -           5,835,029
      Proceeds from issuance of preferred stock               -                 -          18,039,500
      Net proceeds from issuance of common stock        3,715,904         3,667,150        32,342,109
                                                     ------------      ------------      ------------

      Net cash provided by financing activities         3,715,904         3,667,150        56,166,349
                                                     ------------      ------------      ------------

Net increase (decrease) in cash                           (16,257)         (349,414)          538,097

Cash, beginning of period                                 554,354         1,361,507               -
                                                     ------------      ------------      ------------

Cash, end of period                                  $    538,097      $  1,012,093      $    538,097
                                                     ============      ============      ============



The accompanying notes are an intergral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial information included has been condensed from financial statements prepared as of December 31, 2004. The results of operations for the three and six-month period ended December 31, 2004, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - INVENTORY

Inventory consists primarily of raw materials and work-in-process and amounted to $2,309,930 as of December 31, 2004, compared to $2,357,864 as of June 30, 2004.

NOTE 4 - REVENUE RECOGNITION

Revenue from sales of medical imaging products is recorded for international sales upon the passing of title and risks of ownership, which occurs upon the shipment of goods. In the U.S. market, if and when FDA marketing clearance is obtained, we plan on recording revenue upon installation of the CTLM(R) System and acceptance by the customer.

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payments ("SFAS 123(R)"). SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. The FASB has concluded that companies could adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method.

Using the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date.

Using the modified retrospective method, a company would recognize employee compensation cost for periods presented prior to the adoption of the proposed standard in accordance with the original provisions of SFAS No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. A company would not be permitted to make any changes to those amounts upon adoption of the standard unless those changes represent a correction of an error (and are disclosed accordingly).

For periods after the date of adoption of the standard, the modified prospective transition method described above would be applied. The Company will adopt SFAS No. 123(R) effective July 1, 2005, which will result in an increase in general and administrative expense. The Company is still evaluating the impact of the adoption of this standard.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"), an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS will have a material effect on its financial position, results of operations or cash flows.

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

For purposes of the following pro forma disclosures, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three and six months ended December 31, 2004, and 2003: no dividend yield; expected volatility of 119%; risk-free interest rate of 4%; and an expected five-year term for options granted. Had the compensation cost been determined based on the fair value at the grant, the Company's net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                        Three Months Ended               Six Months Ended
                                                        ------------------               ----------------
                                                            December 31                     December 31
                                                            -----------                     -----------
                                                        2004            2003            2004           2003
                                                        ----            ----            ----           ----
Net income (loss) - as reported                      (2,256,394)     (2,391,066)     (4,094,277)     (4,077,980)
Less: stock-based employee




      compensation determined under the
      Fair value method, net of income tax effect      (110,000)        195,232        (268,511)        385,089
                                                     -----------     -----------     -----------     ----------

Net income (loss) - pro forma                        (2,366,394)     (2,195,834)     (4,362,788)     (3,692,891)
                                                     ===========     ===========     ===========     ===========

Basic and Diluted earnings (loss)
per share-as reported                                $    (0.01)     $    (0.01)     $    (0.02)     $    (0.02)

Basic and Diluted earnings (loss)
per share-pro forma                                  $    (0.01)     $    (0.01)     $    (0.02)     $    (0.02)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Imaging Diagnostic Systems, Inc. is a development stage company, which, since inception, has been engaged in research and development of its Computed Tomography Laser Mammography System (CTLM(R)). The CTLM(R) is a breast-imaging device for the detection of cancer which utilizes laser technology and proprietary computer algorithms to produce three dimensional tomograhpic images of the breast. As of the date of this report we have had no substantial revenues from our operations.

We have incurred net losses applicable to common shareholders since inception through December 31, 2004 of approximately $81,341,557 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM(R), expenses associated with our FDA PMA process, and the costs associated with advanced product development activities. There can be no assurances that we will obtain the PMA, that the CTLM(R) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(R) to allow us to operate profitably.

RESULTS OF OPERATIONS

There were no revenues for the three and six months ended December 31, 2004.

As we transition from a development stage company to an operating company we are now reporting expenses under three categories; general and administrative, research and development, and sales and marketing. This new format of reporting will better reflect the focus of our expenses as we commercialize the Company.

General and administrative expenses during the three and six months ended December 31, 2004, were $776,583 and $1,493,595 representing decreases of $1,131,758 or 59% and $1,613,217 or 52%, respectively, for the corresponding periods for 2003. Of the $776,583 and $1,493,595, compensation and related benefits comprised $460,382 (59%) and $922,283 (62%), respectively.

Research and development expenses during the three and six months ended December 31, 2004, were $906,517 and $1,439,608 representing increases of $795,217 or
714% and $1,243,301 or 633%, respectively, for the corresponding periods for 2003. Of the $906,517 and $1,439,608, compensation and related benefits comprised $382,059 (42%) and $739,577 (51%), respectively.

Sales and marketing expenses during the three and six months ended December 31, 2004, were $345,324 and $586,959 representing increases of $153,402 or 80% and $336,756 or 135%, respectively, for the corresponding periods for 2003. Of the $345,324 and $586,959, compensation and related benefits comprised $95,320 (28%) and $157,666 (27%), respectively.

Interest expense during the three and six months ended December 31, 2004, was $137,463 and $314,021 representing an increase of $6,525 or 5% and a decrease of $129,040 or 29% for the corresponding period for 2003. The fluctuations are due primarily to the amount of the draws and the recording of the 7% and 9% discounts on our equity credit line as interest with Charlton Avenue, LLC ("Charlton"). See Item 5. Other Information - "Financing/Equity Line of Credit"

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $538,097 as of December 31, 2004. This is a decrease of $16,257 from $554,354 as of June 30, 2004. During the quarter ending December 31, 2004, we received a net of $1,765,396 from the sale of common stock through our private equity agreement with Charlton and the exercise of employee stock options. See - "Financing/Equity Line of Credit"

We do not expect to generate a positive internal cash flow for at least the next 12 months due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM(R), expenses associated with our FDA PMA process, the costs associated with product development activities and the time required for homologations from certain countries.

Property and Equipment was valued at $2,226,943 net as of December 31, 2004. The overall decrease of $74,152 from June 30, 2004 is due primarily to depreciation recorded for the first and second quarters.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties. Net cash used for operating and product development expenses during the six months ending December 31, 2004, was $3,727,738 primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities, compared to $3,701,019 in the same six months ending December 31, 2003. At December 31, 2004, we had working capital of $539,216 compared to working capital of $1,414,085 at December 31, 2003, and $478,872 at June 30, 2004.

During the second quarter ending December 31, 2004, we were able to raise a total of $1,762,500 after expenses through the sale of common stock to Charlton. We do not expect to generate an internal cash flow for at least the next 12 months due to the expected costs of commercializing our initial product, the CTLM(R) in the international market and for the expense of continuing our ongoing product development program. We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program. Accordingly, we plan to utilize the Fourth Private Equity Credit Agreement to raise the funds required prior to the end of fiscal year 2005 in order to continue operations. In the event that we are unable to utilize the Fourth Private Equity Credit Agreement, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the six months ending December 31, 2004, were $4,423 as compared to approximately $315,545 for the six months ending December 31, 2003. These expenditures were a direct result of purchases of computer and miscellaneous equipment. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2005, will be approximately $50,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of December 31, 2004. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs. Our future capital requirements will depend on many factors, including the following:

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

We now have issued and outstanding 184,687,532 shares of common stock out of 200,000,000 authorized shares. In addition, we have reserved 8,779,017 shares to cover outstanding options (after waivers by some of our executive officers and directors of the reserve requirement for options to purchase 3,800,000 shares held by them which are unvested, unexercisable and/or out of the money). Therefore, given our ongoing need to issue substantial amounts of new shares to raise capital to continue operations under our Fourth Private Equity Credit Agreement with Charlton, we filed a Notice of Special Meeting of Stockholders to be held on February 23, 2005. The Proxy Statement, which was filed on January 4, 2005, seeks to obtain shareholder approval of an amendment to our articles of incorporation approving an increase in our authorized common stock from 200 million to 300 million shares. There can be no assurance that our shareholders will approve such an increase. If they do not, then we will have to seek alternative sources of funding, which may not be available on commercially reasonable terms. Consequently, a failure to obtain such shareholder approval could have a material adverse impact on IDSI.

We do not expect to generate a positive internal cash flow for at least 12 months as substantial costs and expenses continue due principally to the international commercialization of the CTLM(R), activities related to our FDA PMA process, and advanced product development activities. We intend to use the Fourth Private Equity Credit Agreement as our principal source of additional capital. There can be no assurance that this financing will continue to be available on acceptable terms. We plan to continue our policy of investing excess funds, if any, in a High Performance Money Market account at Wachovia Bank N.A.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

As of the date of this report, we believe that we do not have any material quantitative and qualitative market risks.

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

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

ITEM 1.    LEGAL PROCEEDINGS.

                None

ITEM 2.    CHANGES IN SECURITIES.

See Item 5. "Other Information" - FINANCING/EQUITY LINE OF CREDIT.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                None.

ITEM 5.    OTHER INFORMATION.


                               Recent Developments

Regulatory Matters

In order to sell the CTLM(R) commercially in the United States, we must obtain marketing clearance from the Food and Drug Administration. A PreMarket Approval
(PMA) application must be supported by extensive data, including pre-clinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Under the Food, Drug, and Cosmetic Act, the FDA has 180 days to review a PMA application, although in certain cases the FDA may increase that time period through requests for additional information or clarification of existing information.

In our initial PMA application we followed the guidelines of the "Standardized Shell for Modular Submission" for the FDA approval process. We filed four modules from September 2000 to May 2001, which were accepted, and then filed our PMA application in April 2003. In June 2003 we received notification from FDA that an initial review of our PMA had been conducted and was sufficiently complete to permit a substantive review and was, therefore, suitable for filing. An in-depth evaluation of the safety and effectiveness of the device would be conducted to determine the final approval of the PMA application.

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

In August 2003, we received a letter from the FDA stating that it had completed its review of our PMA. The FDA, in its letter, outlined deficiencies in the PMA application, which must be resolved before the FDA's review could be completed. The FDA stated that until these deficiencies are resolved, the PMA application is not approvable in its current form. The FDA identified measures to make the PMA approvable, and we worked with our FDA counsel and consultants to prepare an amendment to our PMA application to address the deficiencies noted in the letter.

In February 2004, we received a warning letter from the FDA specifically regarding the biomonitoring section of an inspection conducted August 13th through August 18th, 2003 at our facility. We submitted our response to this letter to the FDA on February 9, 2004. On March 29, 2004, we announced in an 8-K filing that our responses to the FDA's warning letter regarding the bio-monitoring inspection addressed each of the issues and no further response to the FDA was required at that time.

In March 2004, we received an extension of time to respond to the FDA's August 22, 2003 letter regarding our pre-market approval application. In the application we were seeking PreMarket approval from the FDA for this intended use: "The Imaging Diagnostic's Computed Tomography Laser Mammography (CTLM(R)) scanner is intended for use as an adjunct to mammography in patients who have equivocal mammographic findings within ACR BI-RADS categories 3 or 4. In particular, it is not intended for use in cases with clear mammographic or non-mammographic indications for biopsy. This device provides the radiologist with additional information to guide a biopsy recommendation".

In September 2004, we announced that our CT Laser Mammography System, CTLM(R), had received Chinese State Food and Drug Administration (SFDA) marketing approval. The People's Republic of China SFDA issued the registration "Certificate for Medical Device". The medical device registration number is 20043241646.

On October 15, 2004, we issued a press release of a shareholder letter written by our new CEO, Tim Hansen, detailing the steps he had taken in FDA and other corporate development matters during his first three months as CEO of the Company. In the letter he stated among other things, the following: "the PMA involves a process which has, unfortunately, taken far longer than expected. We have been working on amending the PMA application at the request of the FDA. Our team recommended rephrasing the Computed Tomography Laser Mammography System (CTLM(R)) intended use statement and modifying the patient study protocols. They also recommended adding more clinical cases. Meanwhile the PMA clock was ticking and these well advised changes would have taken more time to complete. Also, as we earlier reported, our PMA amendment and processes were briefly interrupted by a biomonitoring inspection audit of our clinical trials and subsequent warning letter and, although that matter was resolved, the sum of these influences caused serious delays in our filings.

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

In January 2005 we issued a press release of a shareholder letter entitled, "Imaging Diagnostic Systems, Inc. Releases Letter to Shareholders" written by Tim Hansen, CEO. The letter contained a brief status update of the three top priorities stated in Mr. Hansen's initial letter to shareholders released in October 2004. Specific to our PMA activities, the letter stated, "...we are altering course. The clinical study we had analyzed and which we intended to submit to the FDA did not, in our opinion, adequately reflect the capabilities of CTLM(R) as an adjunctive mammography tool. Our clinical cases were collected on CTLM(R) systems dating back to 2001. Since that time IDSI has developed significant improvements in the scanning subsystems, image reconstruction and image display software. We have also improved quality assurance routines to ensure better operator and physician training, and improved image quality control. These enhancements were routinely implemented as they became validated on our international CTLM(R) shipments, but the same changes were not made to the 2001 units in order to maintain our PMA modules in their original forms. We now intend to collect data using our latest systems because we believe the results will yield a stronger study to support our PMA application.

Consequently, we will install updated CTLM(R) systems in the US and upgrade several international units to collect data under a new protocol. Our plan will extend the time to actual PMA submission from what we were anticipating in October, but we believe this approach will better support the application."


Clinical Collaboration Sites Update


CTLM(R) Systems have been installed and patients are being scanned under clinical collaboration agreements with the following hospitals:

     1.   Schering AG (Three Units)
          o    Robert-Rossle Clinic, University of Muenster and Charite Hospital
     2.   The University of Vienna, Allgemeines Hospital
     3.   Humboldt University of Berlin, Charite Hospital
     4.   The Comprehensive Cancer Centre, Gliwice, Poland
     5.   Catholic University Hospital, Rome, Italy

In September 2004, we announced that we have installed a third CT Laser Mammography System, CTLM(R), as part of Schering AG's Phase 1 clinical study of the fluorescent imaging compound SF64. The third system was installed in the prestigious Charite Hospital in Berlin. We had previously announced that CTLM(R) Systems were installed at the Robert-Rossle Clinic and at the University of Muenster.

In November 2004, we announced that the Comprehensive Cancer Centre in Gliwice, Poland signed a clinical collaborative agreement to gather data to expand diagnostic and therapeutic applications of the CT Laser Mammography (CTLM(R)) system.

In December 2004, we announced that a CT laser Mammography (CTLM(R)) system was shipped to the Comprehensive Cancer Centre in Gliwice, Poland. A clinical collaboration agreement was previously announced on November 10, 2004.

In December 2004, we announced that the Catholic University in Rome, Italy signed a clinical collaboration agreement and that a CT Laser Mammography (CTLM(R)) system had been shipped to their Department of Radiology. This agreement marked the sixth out of eight targeted European sites for our clinical collaboration program.

On February 3, 2005, we announced that Charles University Hospital in Prague, Czech Republic has signed a clinical collaborative agreement to gather data and expand the proprietary applications of the CTLM(R). This agreement marked the seventh out of eight targeted European sites for our clinical collaboration program.

We are in discussions with other European hospitals and clinics wishing to participate in our clinical collaboration program. The additional collaboration sites will be announced upon the signing of our clinical collaboration agreements.

Other Recent Events

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

In November 2004, we announced that we would be an exhibitor at the 36th annual MEDICA 2004 in Dusseldorf, Germany. This internationally renowned medical device conference attracts exhibitors from 67 nations and visitors representing over 100 nations, and we expect to generate leads for future potential sales from the attendees.


In December 2004, we announced that EDOMED AS was appointed the exclusive Distributor in the Czech Republic for the CTLM(R).

In December 2004, we announced that EDO-MED Sp. Z.o.o. was appointed the exclusive Distributor in Poland for the CTLM(R).

In January 2005, we announced that Kurt & Kurt, Inc. was appointed the exclusive Distributor in Turkey for the CTLM(R).

In January 2005, we announced the receipt of six international orders for CTLM(R) systems. The orders reflect our new emphasis on global commercialization and recent efforts to strengthen our international distribution network supported by our clinical luminary partnerships.

In January 2005, we issued a press release entitled "Imaging Diagnostic Systems, Inc. Releases Letter to Shareholders" written by our CEO, Tim Hansen. The letter gave a brief status update of the three top priorities stated in Mr. Hansen's initial letter to shareholders released in October 2004. On January 27, 2005 we filed an 8-K report announcing this press release and attached it as an exhibit.

In January 2005, we announced that we sold a CT Laser Mammography (CTLM(R)) system to our distributor, Biomedical International, Snc. of Rome Italy for installation at the Hospital Civile di Teramo, Teramo, Italy. The CTLM(R) system will be used in the hospital's oncology department. Revenue for the sale will be reported in our third quarter ending March 31, 2005.

On February 1, 2005, we announced that we sold a CT Laser Mammography (CTLM(R)) system to our distributor, Abu Dhabi International Medical Services of Abu Dhabi, United Arab Emirates for installation at Al Salama Hospital, Abu Dhabi, U.A.E. Revenue for the sale will be reported in our third quarter ending March 31, 2005.

On February 7, 2005, we announced that we sold a CT Laser Mammography (CTLM(R)) system to our distributor, Biomedical International, Snc. of Rome Italy for installation at the Biomedical Mammography Center, Alba Adriatica, Teramo, Italy. Revenue for the sale will be reported in our third quarter ending March 31, 2005.

FINANCING/EQUITY LINE OF CREDIT
-------------------------------

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

On May 15, 2002, we and Charlton entered into a new private equity agreement which replaced the prior Private Equity Agreement (the "New Private Equity Agreement"). The terms of the New Private Equity Agreement were substantially equivalent to the terms of the prior agreement, except that (i) the commitment period was three years from the effective date of a registration statement covering the New Private Equity Agreement shares, (ii) the minimum amount we had to draw through the end of the commitment period was $2,500,000, (iii) the minimum stock price requirement was reduced to $.20, and (iv) the minimum average trading volume was reduced to $40,000.

Since we did not yet have an effective registration statement covering shares to be sold pursuant to the New Private Equity Agreement, in May 2002, Charlton loaned us $350,000 in order to partially cover our short-term working capital needs. This loan was evidenced by a promissory note dated May 29, 2002, due August 1, 2002, and bearing interest at a rate of 2% per month. The loan was secured by a pledge of 1,000,000 shares of our common stock, 500,000 each by our Chief Executive Officer, Linda Grable, and by our Executive Vice President and Chief Financial Officer, Allan Schwartz, and was personally guaranteed by Ms. Grable and Mr. Schwartz. Charlton orally agreed to extend the due date of the note, and we paid it back in full with proceeds of puts under the New Private Equity Agreement between July and December 2002.

On May 17, 2002 we filed a registration statement on Form S-2 to register 10,000,000 shares underlying the New Private Equity Agreement, which was declared effective by the SEC on July 24, 2002. We made sales under the New Private Equity Agreement from time to time in order to raise working capital on an "as needed" basis. In total, under the New Private Equity Agreement we drew down $2,076,000 and issued 9,989,319 shares of common stock.

The Third Private Equity Credit Agreement
-----------------------------------------

On October 29, 2002, we and Charlton entered into a "Third Private Equity Credit Agreement" designed to supplement the prior New Private Equity Agreement. The terms of the Third Private Equity Credit Agreement were substantially equivalent to the terms of the prior agreement, except that (i) the commitment period was three years from the effective date of a registration statement covering the Third Private Equity Credit Agreement shares, (ii) the maximum commitment was $15,000,000, (iii) the minimum amount we had to draw through the end of the commitment period was $2,500,000, (iv) the minimum stock price requirement was reduced to $.10, and (v) the minimum average trading volume in dollars was reduced to $20,000.

We made sales under the Third Private Equity Credit Agreement from time to time in order to raise working capital on an "as needed" basis until effectiveness of our registration statement for shares issued under our new Fourth Private Equity Credit Agreement (detailed below). In total, under the Third Private Equity Credit Agreement we drew down $9,705,000 and issued 23,816,276 shares of common stock.

The Fourth Private Equity Credit Agreement
------------------------------------------

On January 9, 2004, we and Charlton entered into a new "Fourth Private Equity Credit Agreement" which replaced our prior private equity agreements. The terms of the Fourth Private Equity Credit Agreement are more favorable to us than the terms of the prior Third Private Equity Credit Agreement. The new, more favorable terms are: (i) The put option price is 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche, while the prior Third Private Equity Credit Agreement provided for 91%, ii) the commitment period is two years from the effective date of a registration statement covering the Fourth Private Equity Credit Agreement shares, while the prior Third Private Equity Credit Agreement was for three years, (iii) the maximum commitment is $15,000,000, (iv) the minimum amount we must draw through the end of the commitment period is $1,000,000, while the prior Third Private Equity Credit Agreement minimum amount was $2,500,000, (v) the minimum stock price requirement is now controlled by us as we have the option of setting a floor price for each put transaction (the previous minimum stock price in the Third Private Equity Credit Agreement was fixed at $.10), (vi) there are no fees associated with the Fourth Private Equity Credit Agreement; the prior private equity agreements required the payment of a 5% consulting fee to Spinneret, which was subsequently lowered to 4% by mutual agreement in September 2001, and
(vii) the elimination of the requirement of a minimum average daily trading volume in dollars. The previous requirement in the Third Private Equity Credit Agreement was $20,000. The conditions to our ability to draw under this private equity line, as described above, may materially limit the draws available to us.

On January 30, 2004, we filed a registration statement with respect to 5,000,000 shares of our common stock to be issued pursuant to the Fourth Private Equity Credit Agreement. This registration statement became effective March 4, 2004, at which time the Third Private Equity Credit Agreement was terminated and we began drawing under the Fourth Private Equity Credit Agreement. On June 21, 2004 we filed a registration statement with respect to 9,800,000 shares of our common stock to be issued pursuant to the Fourth Private Equity Credit Agreement. This registration statement became effective June 29, 2004. On November 10, 2004 we filed a registration statement with respect to 7,000,000 shares of our common stock to be issued pursuant to the Fourth Private Equity Credit Agreement. This registration statement became effective December 9, 2004. We intend to make sales under the Fourth Private Equity Credit Agreement from time to time in order to raise working capital on an "as needed" basis. We have already drawn in excess of the $1,000,000 minimum but, based on our current assessment of our financing needs, we expect to draw substantially less than the $15,000,000 maximum under the Fourth Private Equity Credit Agreement; however, if those needs change we may draw up to the $15,000,000 maximum. As of the date of this report, under the Fourth Private Equity Credit Agreement we have drawn down $5,922,774 and issued 17,589,813 shares of common stock.

As of the date of this report, since January 2001, we have drawn an aggregate of $26,928,774 in gross proceeds from our equity credit lines with Charlton and have issued 66,901,081 shares as a result of those draws.

There can be no assurance that adequate financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent us from implementing our business plan or may require us to delay, scale back, or eliminate certain of our research and product development programs or to license to third parties rights to commercialize products or technologies that we would otherwise seek to develop ourselves. To the extent that we utilize our Private Equity Credit Agreements, or additional funds are raised by issuing equity securities, especially convertible preferred stock and convertible debentures, dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. Moreover, substantial dilution may result in a change in our control.

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

         A Form 8-K was filed on January 27, 2005 announcing the issuance of a press release entitled, "Imaging Diagnostic Systems, Inc. Releases Letter to Shareholders" written by Tim Hansen, CEO. The letter is a brief status update of the three top priorities stated in Mr. Hansen's initial letter to shareholders released in October 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: February 9, 2005               Imaging Diagnostic Systems, Inc.

                                      By:    /s/ Timothy B. Hansen
                                             ---------------------
                                             Timothy B. Hansen
                                             Chief Executive Officer


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