Form 10-Q
period 2005-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2005-05-10
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2005

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

     The number of shares outstanding of each of the issuer's classes of equity as of March 31, 2005: 190,092,725 shares of common stock, no par value. As of March 31, 2005, the issuer had no shares of preferred stock outstanding.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                                                          Page

Condensed Balance Sheet -
      March 31, 2005 and June 30, 2004..................................    3

Condensed Statement of Operations -
      Nine months and three months ended March 31,
      2005 and 2004, and December 10,
      1993 (date of inception) to March 31, 2005........................    4

Condensed Statement of Cash Flows -
      Nine months ended March 31, 2005 and 2004,
      and December 10, 1993 (date of inception)
      to March 31, 2005.................................................    5

Notes to Condensed Financial Statements.................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Financial Condition and Results.................................    9

Item 3. Quantitative and Qualitative Disclosures About Market Risk......   13

Item 4. Controls and Procedures.........................................   13


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................   14

Item 2. Changes in Securities...........................................   14

Item 3. Defaults Upon Senior Securities.................................   14

Item 4. Submission of Matters to a Vote of
        Security Holders ...............................................   14

Item 5. Other Information...............................................   14

Item 6. Exhibits and Reports on Form 8-K................................   21

Signatures .............................................................   23

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet

                                     Assets

                                              Mar. 31, 2005      Jun. 30, 2004
                                              ------------       ------------
Current Assets:                                  Unaudited              *
              Cash                            $    364,434       $    554,354
              Accounts Receivable                  378,964             28,925
              Inventory                          2,211,693          2,357,864
              Prepaid expenses                      17,868             64,579
              Other current assets                   4,399                570
                                              ------------       ------------

              Total Current Assets               2,977,358          3,006,292
                                              ------------       ------------

Property and Equipment, net                      2,201,167          2,301,095
Other Assets                                       780,611            806,244
                                              ------------       ------------

                                              $  5,959,136       $  6,113,631
                                              ============       ============

                                Liabilities and Stockholders' Equity
Current Liabilities:
              Accounts Payable and
                Accrued Expenses              $    936,396       $  1,172,527
              Customer Deposits                     30,000             40,000
              Short term debt                      300,407            300,407
              Other current liabilities          1,014,486          1,014,486
                                              ------------       ------------

              Total Current Liabilities          2,281,289          2,527,420
                                              ------------       ------------


Stockholders Equity:
              Common Stock                      85,060,799         79,235,712
              Additional paid-in capital         1,597,780          1,597,780
              Deficit accumulated during
                development stage              (82,980,732)       (77,247,281)
                                              ------------       ------------

              Total stockholders' equity         3,677,847          3,586,211
                                              ------------       ------------

                                              $  5,959,136       $  6,113,631
                                              ============       ============


* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                                   (Unaudited)
                        Condensed Statement of Operations


                                                 Nine Months Ended                Three Months Ended        Since Inception
                                                      March 31,                        March 31,            (12/10/93) to
                                               2005             2004             2005           2004        Mar. 31, 2005
                                               ----             ----             ----           ----       -------------
Net Sales                                  $   374,952     $   552,983      $   374,952     $   552,983    $   1,292,248
Cost of Sales                                  166,685         193,163          166,685         193,163          530,556
                                           -----------     -----------      -----------     -----------    -------------

Gross Profit                                   208,267         359,820          208,267         359,820          761,692
                                           -----------     -----------      -----------     -----------    -------------

Operating Expenses:
  General and administrative                 2,285,921       4,807,120          792,326       1,700,307       43,872,350
  Research and development                   1,997,347         410,780          557,739         214,473       13,694,627
  Sales and marketing                          871,136         357,485          284,177         107,283        3,884,408
  Inventory valuation adjustments              212,339            -              44,971            -           3,447,340
  Depreciation and amortization                139,286         129,903           43,623          45,989        2,372,855
  Amortization of deferred compensation           -               -               -              -             4,064,250
                                           -----------     -----------      -----------     -----------    -------------

                                             5,506,029       5,705,288        1,722,836       2,068,052       71,335,830
                                           -----------     -----------      -----------     -----------    -------------

Operating Loss                              (5,297,762)     (5,345,468)      (1,514,569)     (1,708,232)     (70,574,138)

Gain/Loss on sale of fixed assets                 -             (5,302)            -               -               5,585
Interest income                                  3,915           8,981              978           1,362          272,752
Interest expense                              (439,605)       (595,363)        (125,584)       (152,302)      (5,837,171)
                                           -----------     -----------      -----------     -----------    -------------

Net Loss                                    (5,733,452)     (5,937,152)      (1,639,175)     (1,859,172)     (76,132,972)

Dividends on cumulative Pfd. stock:
From discount at issuance                         -               -                -               -          (5,402,713)
Earned                                            -               -                -               -          (1,445,047)
                                          -------------    ------------     ------------    ------------   -------------

Net loss applicable to
     common shareholders                  $ (5,733,452)   $ (5,937,152)     $ (1,639,175)   $ (1,859,172)   $ (82,980,732)
                                          =============   =============     =============   =============   =============

Net Loss per common share:
Basic and Diluted:
Net loss per common share                 $     (0.03)     $   (0.04)        $    (0.01)     $    (0.01)     $    (1.04)
                                          =============   ==============    =============   =============    =============

Weighted avg. no. of common shares         182,558,775      167,082,265      187,800,485     167,197,384       80,015,131
                                          =============   ==============    =============   =============    =============



The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                        Condensed Statement of Cash Flows

                                                                   Nine Months                  Since Inception
                                                                 Ended March 31,                (12/10/93) to
                                                             2005               2004            Mar. 31, 2005
                                                         -------------      -------------       --------------
Cash provided by (used for) Operations:
              Net loss                                   $ (5,733,452)      $ (5,937,152)       $ (76,132,972)
              Changes in assets and liabilities               285,534            842,204           25,964,638
                                                         -------------      -------------       --------------
              Net cash used by operations                  (5,447,918)        (5,094,948)         (50,168,334)
                                                         -------------      -------------       --------------

Investments
      Proceeds from the sale of property & equipment             -                  -                  29,857
      Capital expenditures                                    (18,180)          (329,803)          (7,223,711)
                                                              --------          ---------          -----------
      Cash used for investments                               (18,180)          (329,803)          (7,193,854)
                                                              --------          ---------          -----------

Cash flows from financing activities:
      Repayment of capital lease obligation                      -                  -                 (50,289)
      Other financing activities - NET                           -                  -               5,835,029
      Proceeds from issuance of preferred stock                  -                  -              18,039,500
      Net proceeds from issuance of common stock            5,276,178          4,940,000           33,902,383
                                                            ----------         ----------          ----------

      Net cash provided by financing activities             5,276,178          4,940,000           57,726,623
                                                            ----------         ----------          ----------

Net increase (decrease) in cash                              (189,920)          (484,751)             364,435

Cash, beginning of period                                     554,354          1,361,507                 -
                                                           -----------        -----------          ----------

Cash, end of period                                        $  364,434         $  876,756          $   364,434
                                                           ===========        ===========         ===========


The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2005. These condensed financial statements have been prepared in accordance with Financial Accounting Standards No. 7 (FAS 7), Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on September 17, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses incurred during the reporting period. Actual results could differ from those estimates.

NOTE 2 - GOING CONCERN

Imaging Diagnostic Systems, Inc. (IDSI) is currently a development stage enterprise and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. IDSI has yet to generate a positive internal cash flow, and until significant sales of our product occur, we are mostly dependent upon debt and equity funding. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially impact our ability to continue as a going concern. In the event that we are unable to draw on our private equity line, alternative financing would be required to continue operations. Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for capital requirements to date. There is no assurance that, if and when Food and Drug Administration ("FDA") marketing clearance is obtained, the CTLM(R) will achieve market acceptance or that we will achieve a profitable level of operations.

We have commenced our planned principal operations of the manufacture and sale of our sole product, the CTLM(R), CT Laser Mammography System. We are continuing to appoint distributors and are installing systems under our clinical collaboration program as part of our global commercialization program. We have sold a total of eight systems as of March 31, 2005; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues, we rely on raising capital through our Fourth Private Equity Credit Agreement and we have to create product awareness as a foundation to developing our markets through our existing distributor network and through the additional appointment of distributors and the training of their field service engineers. We would be able to exit FAS 7 Development Stage Enterprise reporting upon having sufficient revenues for two successive quarters such that we would not have to utilize our Fourth Private Equity Credit Agreement for capital to cover our quarterly operating expenses.

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market. The following is a summary of inventories:

                                              March 31, 2005     June 30, 2004
                                              --------------     -------------
Raw materials consisting of purchased
   parts, components and supplies              $ 1,336,015         $ 1,100,112
Work-in-process including completed units
   undergoing final inspection and testing     $   197,071         $    93,869
Finished goods                                 $   678,607         $ 1,163,883

Total Inventory                                $ 2,211,693         $ 2,357,864


NOTE 4 - REVENUE RECOGNITION

We recognize revenue in accordance with the guidance presented in the SEC's Staff Accounting Bulletin No. 104. We sell our medical imaging products, parts, and services to independent distributors and in certain unrepresented territories directly to end-users. Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery has occurred such that title and risk of loss have passed to the buyer or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonable assured. Unless agreed otherwise, our terms with international distributors provide that title and risk of loss passes F.O.B. origin.


NOTE 5 -RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Financial Accounting Standards No. 123, or SFAS 123(R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their values. We expect to calculate the value of share-based payments under SFAS 123(R) on a basis substantially consistent with the fair value approach of SFAS 123. We will adopt SFAS 123(R) effective July 1, 2005. We expect the adoption of SFAS 123R will have an impact on our financial statements; however, we are still evaluating whether the adoption of this standard will be material.

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

NOTE 6 - STOCK BASED COMPENSATION

We currently account for stock-based compensation issued to our employees using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. The pro forma net earnings per share amounts as if the fair value method had been used are presented below.

For purposes of the following pro forma disclosures, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three and nine months ended March 31, 2005, and 2004: no dividend yield; expected volatility of 119%; risk-free interest rate of 4%; and an expected five-year term for options granted. Had the compensation cost been determined based on the fair value at the grant, our net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                          Three Months Ended              Nine Months Ended
                                                                March 31                        March 31
                                                          2005            2004            2005           2004
                                                          ----            ------          ----           ----
Net income (loss) - as reported                      $(1,639,175)    $(1,859,172)    $(5,733,452)    $(5,937,152)
Less: stock-based employee
      compensation determined under the
      Fair value method, net of income tax effect        168,619         454,839         437,130         839,928
                                                     ------------    ------------    -----------      -----------


Net income (loss) - pro forma                        $(1,470,556)    $(1,404,333)    $(5,296,322)    $(5,097,224)
                                                     ============    ============    ============    ============

Basic and Diluted earnings (loss)
per share-as reported                                $    (0.01)     $    (0.01)      $   (0.03)      $   (0.03)

Basic and Diluted earnings (loss)
per share-pro forma                                  $    (0.01)     $    (0.01)      $   (0.03)      $   (0.03)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Imaging Diagnostic Systems, Inc. is a development stage company, which, since inception, has been engaged in research and development of its Computed Tomography Laser Mammography System (CTLM(R)). The CTLM(R) is a breast-imaging device for the detection of cancer which utilizes laser technology and proprietary computer algorithms to produce three dimensional tomographic images of the breast. As of the date of this report we have had no substantial revenues from our operations.

We have incurred net losses applicable to common shareholders since inception through March 31, 2005 of approximately $82,980,732 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM(R), expenses associated with our FDA Pre-Market Approval ("PMA") process, and the costs associated with advanced product development activities. There can be no assurances that we will obtain the PMA, that the CTLM(R) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(R) to allow us to operate profitably.

RESULTS OF OPERATIONS

Revenues for the three and nine months ended March 31, 2005, were $374,952 representing a decrease of $178,031 or 32% for the corresponding periods for 2004. The revenues reported were the same for both the three and nine-month periods in each of 2005 and 2004, as the sales in each year occurred in our third quarter. The decrease in revenues was a result of special unit pricing granted to distributors for market development.

We are in the process of commercializing our operations and as part of our transition plan to exit from FAS 7 reporting as a development stage enterprise, we have changed the format of our management discussion and analysis of financial condition and results of operations (MD&A) to better disclose and discuss the three most significant categories of expenses, i.e., general and administrative (G&A), research and development (R&D), and sales and marketing (S&M).

In our previous filings, the discussion of compensation and related benefits only included salaries, payroll taxes and bonuses for two categories: 1) administrative and engineering and 2) research and development. We expanded the research and development category and are now combining engineering with research and development under our new R&D discussion. We have renamed the administrative and engineering category as general and administrative. We have created an additional category, sales and marketing. Also in our previous discussions, the costs of salaries, payroll taxes and bonuses for sales and marketing were included in administrative and engineering.

In addition, we are expanding our discussion of health insurance and worker's compensation insurance so that they fall into one of the three expense categories, where we previously included them under insurance costs.

GENERAL AND ADMINISTRATIVE (G&A)
--------------------------------

General and administrative expenses during the three and nine months ended March 31, 2005, were $792,326 and $2,285,92,1 representing decreases of $907,981 or
53% and $2,521,199 or 52%, respectively, from the corresponding periods for 2004. Of the $792,326 and $2,285,921, compensation and related benefits comprised $477,828 (60%) and $1,400,112 (61%), respectively.

The three-month decrease of $907,981 was due primarily to the reallocation of $288,869 in salaries and payroll taxes, $303,669 of the $382,950 in holiday bonuses, $39,234 in health insurance, $80,319 in travel and subsistence, $48,120 in consulting and $68,086 in professional fees to the appropriate R&D and S&M expense categories.

The nine-month decrease of $2,521,199 was due primarily to a $450,000 one-time settlement expense in the prior year and the reallocation of $1,151,790 in salaries and payroll taxes, $303,669 of the $382,950 in holiday bonuses, $107,716 in health insurance, $254,431 in travel and subsistence, $269,510 in consulting and $68,086 in professional fees to the appropriate R&D and S&M expense categories.

The significant items not listed above that are now included in our G&A expense category are: property and casualty insurance; directors' and officers' liability insurance; professional fees associated with our corporate and securities attorneys and independent auditors; maintenance of our current patents; corporate governance expenses; stockholder expenses; utilities; maintenance; telephones; office supplies and sales and property taxes.

We do not expect a material increase in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

RESEARCH AND DEVELOPMENT (R&D)
------------------------------

Research and development expenses during the three and nine months ended March 31, 2005, were $557,739 and $1,997,347, representing increases of $343,266 or
160% and $1,586,567 or 386%, respectively, for the corresponding periods for 2004. Of the $557,739 and $1,997,347, compensation and related benefits comprised $414,283 (74%) and $1,153,861 (58%), respectively.

The three-month increase of $343,266 was due primarily to the reallocation of $264,961 in salaries and payroll taxes, $39,016 in health insurance, $21,863 in consulting and $31,366 in outside legal services from the G&A expense category.

The nine-month increase of $1,586,567 was due primarily to clinical expenses increasing by $376,953 as a result of PMA study expenses and the reallocation of $757,595 in salaries and payroll taxes, $114,089 in health insurance, $53,311 in consulting and $141,006 in outside legal services from the G&A expense category.

The significant items not listed above that are now included in our R&D expense category are: legal and consulting fees associated with our PMA application: costs associated with materials and components we use to make product enhancements to the CTLM(R); materials and components for new product research; professional fees associated with the research and applications for new patents; and the costs associated with the shipping, training, installing and servicing of our clinical collaboration sites.

We expect a significant increase in our R&D expenses because of the costs associated with conducting clinical trials in the United States required for our PMA application. We also expect our consulting expenses and professional fees to increase due to the costs associated with the preparation and submission of our PMA application to the FDA at the conclusion of the U.S. clinical trials. See
Item 5. Other Information - "Recent developments, Regulatory Matters"

SALES AND MARKETING (S&M)
-------------------------

Sales and marketing expenses during the three and nine months ended March 31, 2005, were $284,177 and $871,136 representing increases of $176,894 or 165% and $513,651 or 144%, respectively, for the corresponding periods for 2004. Of the $284,177 and $871,136, compensation and related benefits comprised $95,732 (34%) and $253,398 (29%), respectively.

The three-month increase of $176,894 was due primarily to the reallocation of $80,470 in salaries and payroll taxes, $6,443 in health insurance and $81,284 in travel and subsistence expenses from the G&A expense category.

The nine-month increase of $513,651 was due primarily to the reallocation of $226,708 in salaries and payroll taxes, $17,186 in health insurance, $40,321 in consulting and $214,044 in travel and subsistence expenses from the G&A expense category. The increases were further due to the international travel expenses associated with developing our distributor network.

The significant items not listed above that are now included in our S&M expense category are: costs associated with advertising and promotion; trade show expenses; certification expenses; commissions; and product liability insurance.

We expect commissions, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.

AGGREGATED OPERATING EXPENSES
-----------------------------

In comparing our total operating expenses (G&A, R&D, and S&M) in the three and nine months ended March 31, 2005 to expenses in the comparable periods in 2004, we had decreases of $387,821 or 19% and 420,981 or 8%, respectively.

The decrease in the three-month comparative period was due to the fair market value of the 2004 holiday bonus given to the employees in January 2005 of $75,850, which was $307,100 less than the 2003 holiday bonus given in January 2004 of $382,950.

The significant decreases in the nine-month comparative period were due primarily to a $450,000 one-time settlement expense and the legal fees associated with the Ladenburg case, and the fair market value of the 2004 holiday bonus given to the employees in January 2005, which was $307,100 less than the 2003 holiday bonus given in January 2004. .There was a reduction of consulting expenses during this nine-month comparative period because we hired a vice president of international sales in September 2004, which eliminated our need for an international marketing consultant. However, we will continue to use other consultants in certain countries to assist our vice president of international sales. There was also a reduction in consulting fees due to the termination of our financial advisor concurrent with the termination of the Third Private Equity Credit Agreement.

We continue to rely on outside consultants and attorneys for our regulatory affairs. We expect to incur an increase in consulting expenses and professional fees in the preparation and submission of our PMA application to the FDA.

Interest expense during the three and nine months ended March 31, 2005, was $125,854 and $439,605 representing decreases of $26,718 or 18% and $155,758 or
26% from the corresponding period for 2004. The decreases are due primarily to the amount of the draws and the recording of the 7% and 9% discounts on our equity credit line as interest with Charlton Avenue, LLC ("Charlton"). See Item
5. Other Information - "Financing/Equity Line of Credit"

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $364,434 as of March 31, 2005. This is a decrease of $189,920 from $554,354 as of June 30, 2004. During the quarter ending March 31, 2005, we received a net of $1,560,274 from the sale of common stock through our private equity agreement with Charlton. See - "Financing/Equity Line of Credit"

We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM(R), expenses associated with our FDA PMA process and the costs associated with product development activities.

Property and Equipment was valued at $2,201,167 net as of March 31, 2005. The overall decrease of $99,928 from June 30, 2004 to March 31, 2005 is due primarily to the recorded depreciation.

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

Since inception, we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties. Net cash used for operating and product development expenses during the nine months ending March 31, 2005, was $5,447,918 primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities, compared to $5,094,948 in the same nine months ending March 31, 2004. At March 31, 2005, we had working capital of $696,069 compared to working capital of $1,385,539 at March 31, 2004, and $478,872 at June 30, 2004.

During the third quarter ending March 31, 2005, we were able to raise a total of $1,560,274 after expenses through the sale of common stock to Charlton. We do not expect to generate an internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM(R), in the international market and the expense of continuing our ongoing product development program. We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program. Accordingly, we plan to utilize the Fourth Private Equity Credit Agreement to raise the funds required prior to the end of fiscal year 2005 and thereafter in order to continue operations. In the event that we are unable to utilize the Fourth Private Equity Credit Agreement, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the nine months ending March 31, 2005, were $18,180 as compared to approximately $329,803 for the nine months ending March 31, 2004. These expenditures were a direct result of purchases of computer and miscellaneous equipment. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2005, will be approximately $7,500.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of March 31, 2005. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs. Our future capital requirements will depend on many factors, including the following:

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

We do not expect to generate a positive internal cash flow for at least 12 months as sales remain limited and substantial costs and expenses continue due principally to the international commercialization of the CTLM(R), activities related to our FDA PMA process, and advanced product development activities. We intend to use the Fourth Private Equity Credit Agreement as our principal source of additional capital. There can be no assurance that this financing will continue to be available on acceptable terms. We plan to continue our policy of investing excess funds, if any, in a High Performance Money Market account at Wachovia Bank N.A.

ISSUANCE OF STOCK FOR SERVICES/DILUTIVE IMPACT TO SHAREHOLDERS
We have issued and may continue to issue stock for services performed and to be performed by consultants. Since we have generated no substantial revenues to date, our ability to obtain and retain consultants may be dependent on our ability to issue stock for services. From July 1, 1996, to the filing date of this report, we have issued an aggregate of 2,306,500 shares of common stock to consultants, which have been registered on Registration Statements on Form S-8. The aggregate fair market value of the shares was $2,437,151. The issuance of large amounts of common stock for services rendered or to be rendered and the subsequent sale of such shares may depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change in our control.

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

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

                None

ITEM 2.    CHANGES IN SECURITIES

See Item 5. "Other Information" - FINANCING/EQUITY LINE OF CREDIT.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On February 23, 2005 we held a special meeting of stockholders at our corporate offices at 6531 NW 18th Court, Plantation, Florida for the following purpose:

     To consider and act upon a proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares from 200,000,000 to 300,000,000;

The stockholders voted in favor of the proposal. The affirmative vote of a majority of the outstanding shares of the Common Stock present in persons or represented by Proxy at the Special Meeting and entitled to vote were required to approve the proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares from 200,000,000 to 300,000,000;

Votes were cast as follows:
            FOR  168,515,781      AGAINST  8,635,541      ABSTAIN  424,879


ITEM 5.    OTHER INFORMATION

                               Recent Developments

Regulatory Matters

In order to sell the CTLM(R) commercially in the United States, we must obtain marketing clearance from the Food and Drug Administration. A Pre Market Approval
(PMA) application must be supported by extensive data, including pre-clinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Under the Food, Drug, and Cosmetic Act, the FDA has 180 days to review a PMA application, although in certain cases the FDA may increase that time period through requests for additional information or clarification of existing information.

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

In August 2003, we received a letter from the FDA stating that it had completed its review of our PMA. The FDA, in its letter, outlined deficiencies in the PMA application, which must be resolved before the FDA's review could be completed. The FDA stated that until these deficiencies are resolved, the PMA application was not approvable in its current form. The FDA identified measures to make the PMA approvable, and we worked with our FDA counsel and consultants to prepare an amendment to our PMA application to address the deficiencies noted in the letter.

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

In October 2004, we issued a press release of a shareholder letter written by our new CEO, Tim Hansen, detailing the steps he had taken in FDA and other corporate development matters during his first three months as CEO of the Company. In the letter he stated among other things, the following: "the PMA involves a process which has, unfortunately, taken far longer than expected. We have been working on amending the PMA application at the request of the FDA. Our team recommended rephrasing the Computed Tomography Laser Mammography System (CTLM(R)) intended use statement and modifying the patient study protocols. They also recommended adding more clinical cases. Meanwhile the PMA clock was ticking and these well advised changes would have taken more time to complete. Also, as we earlier reported, our PMA amendment and processes were briefly interrupted by a bio monitoring inspection audit of our clinical trials and subsequent warning letter and, although that matter was resolved, the sum of these influences caused serious delays in our filings.

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

In November 2004, we received a letter from the FDA stating that it has determined that the CTLM(R) proposed clinical investigation is a non-significant risk (NSR) device study because it does not meet the definition of a significant risk (SR) device under section 812.3(m) of the investigational device exemptions
(IDE) regulation 21 CFR 812.

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

Consequently, we will install updated CTLM(R) systems in the U.S. to collect data under a new protocol. Our plan will extend the time to actual PMA submission from what we were anticipating in October 2004, but we believe this approach will better support the application."


Clinical Collaboration Sites Update


CTLM(R) Systems have been installed and patients are being scanned under clinical collaboration agreements with the following hospitals:

     1. Schering AG (Three Systems)
           o  Robert-Rossle Clinic, Berlin, Germany
           o  University of Muenster, Muenster, Germany
           o  Charite Hospital, Berlin, Germany
     2. The University of Vienna, Allgemeines Hospital, Vienna, Austria
     3. Humboldt University of Berlin, Charite Hospital, Berlin, Germany
     4. The Comprehensive Cancer Centre, Gliwice, Poland (A second CTLM(R) system will be installed in May 2005)
     5. Catholic University Hospital, Rome, Italy
     6. Charles University Hospital, Prague, Czech Republic
     7. Gazi University Hospital, Ankara, Turkey

In September 2004, we announced that we have installed a third CTLM(R) as part of Schering AG's Phase 1 clinical study of the fluorescent imaging compound SF64. The third system was installed in the prestigious Charite Hospital in Berlin. We had previously announced that CTLM(R) Systems were installed at the Robert-Rossle Clinic and at the University of Muenster.

In November 2004, we announced that the Comprehensive Cancer Centre in Gliwice, Poland signed a clinical collaborative agreement to gather data to expand diagnostic and therapeutic applications of the CTLM(R) system. The system was shipped to Poland in December 2004 and installed in January 2005.

In December 2004, we announced that the Catholic University in Rome, Italy signed a clinical collaboration agreement and that a CTLM(R) system had been shipped to their Department of Radiology and installed in January 2005. This agreement marked the sixth out of eight targeted European sites for our clinical collaboration program.

In February 2005, we announced that Charles University Hospital in Prague, Czech Republic had signed a clinical collaborative agreement to gather data and expand the proprietary applications of the CTLM(R). The system was shipped to the Czech Republic in March. This agreement marked the seventh out of eight targeted European sites for our clinical collaboration program.

In April 2005, we announced that we would fulfill a request by the Institute of Oncology, Center of Oncology, of the Maria Sklodowska-Curie Memorial Institute in Poland for a second CTLM(R) system. This institute is part of the Comprehensive Cancer Centre in Gliwice, Poland. The first system was installed in January 2005 under a clinical collaborative agreement to gather data to expand diagnostic and therapeutic applications of the CTLM(R) system.

In May 2005, we announced the installation of a CTLM(R) system at Gazi University Hospital in Ankara, Turkey, where researchers have already begun breast scanning procedures. This system was shipped to the hospital in March 2005.

We have been commercializing the CTLM(R) in many global markets and we previously announced our plans to set up this network to foster research and to promote the technology in local markets. We will continue to support similar programs in China and in other global regions. These investments may accelerate CTLM(R) market acceptance while providing valuable clinical experiences.

Other Recent Events


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

In January 2005, we announced that we sold a CTLM(R) system to our Italian distributor, Biomedical International, Snc., for installation at the Hospital Civile di Teramo, Teramo, Italy. The CTLM(R) system will be used in the hospital's oncology department. Revenue for the sale will be reported in our third quarter ending March 31, 2005.

In February 2005, we announced that we sold a CTLM(R) system to our distributor, Abu Dhabi International Medical Services of Abu Dhabi, United Arab Emirates, for installation at Al Salama Hospital, Abu Dhabi, U.A.E. Revenue for the sale will be reported in our third quarter ending March 31, 2005.

In February 2005, we announced that we sold a CTLM(R) system to our Italian distributor, Biomedical International, Snc., originally planned for installation at the Biomedical Mammography Center, Alba Adriatica, Teramo, Italy. Our distributor has advised us that he plans to install it in another facility in Italy. Revenue for the sale will be reported in our third quarter ending March 31, 2005.

In February 2005, we announced that we attended the 30th annual Arab Health Exhibition and Congress in Dubai, United Arab Emirates. Last year a total of 1,422 exhibitors from 50 countries displayed their healthcare products and services to over 30,000 visitors. As part of our plan of globalization, we will continue to exhibit directly or through our distributors at select medical and radiology conferences to introduce and build relationships with potential customers.

A Special Meeting of Shareholders was held at our corporate headquarters on February 23, 2005 at which our shareholders approved a proposal to amend our Articles of Incorporation to increase the number of authorized shares of our common stock from 200,000,000 to 300,000,000.

In March 2005, we announced that the CTLM(R) was featured at the 11th annual European Congress of Radiology conference in Vienna, Austria. A key symposium entitled: "CTLM And 3-D Absorption And Fluorescence Optical Molecular Imaging Of Human Breast Cancer," moderated by Professor Eric Milne, Director of Clinical Research at IDSI, was held on March 6th.

In March 2005, we announced that we featured results from the CTLM(R) at the National Consortium of Breast Centers, Inc. 15th Annual National
Interdisciplinary Breast Center Conference in Las Vegas, Nevada.

In March 2005, we announced that we signed distribution agreements for 20 additional territories. These agreements were a result of our participation at the Arab Health Expo and the European Congress of Radiology conference. The new territories added were Palestine, Jordan, Iran, Egypt, Libya, Tunisia, Azerbaijan, Tajikistan, Kazakhstan, Uzbekistan and Georgia in the Middle East/
N. African Region and Portugal, Slovenia, Latvia, Lithuania, Slovak Republic, Hungary, Ukraine and Byelorussia in the European Region. The Middle East/N. Africa Region will be served by a hub in Ankara, Turkey and includes existing distributors in Turkey, United Arab Emirates and Saudi Arabia. The European Region includes distributors in Italy, Poland, Czech Republic and Bulgaria.

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

Since July 17, 2000, Charlton Avenue LLC ("Charlton") has provided all of our necessary funding through the private placement sale of convertible preferred stock with a 9% dividend and common stock through various private equity credit agreements. We initially sold Charlton 400 shares of our Series K convertible preferred stock for $4 million and subsequently issued an additional 95 Series K shares to Charlton for $950,000 on November 7, 2000. We paid Spinneret Financial Systems Ltd. ("Spinneret"), an independent financial consulting firm unaffiliated with the Company and, according to Spinneret and Charlton, unaffiliated with Charlton, $200,000 as a consulting fee for the first tranche of Series K shares and five Series K shares as a consulting fee for the second tranche. The total of $4,950,000 was designed to serve as bridge financing pending draws on the Charlton private equity line provided through the various private equity credit agreements described in the following paragraphs.

From November 2000 to April 2001, Charlton converted 445 shares of Series K convertible preferred stock into 5,600,071 common shares and we redeemed 50 Series K shares for $550,000 using proceeds from the Charlton private equity line. Spinneret converted 5 Series K shares for $63,996. All Series K convertible preferred stock has been converted or redeemed and there are no convertible preferred shares outstanding.

Prior Equity Agreements
-----------------------

From August 2000 to February 2004, we obtained funding through three Private Equity Agreements with Charlton. Each equity agreement provided that the timing and amounts of the purchase by the investor were at our sole discretion. The purchase price of the shares of common stock was set at 91% of the market price. The market price, as defined in each agreement, was the average of the three lowest closing bid prices of the common stock over the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche. The only fee associated with the private equity financing was a 5% consulting fee payable to Spinneret. In September 2001 Spinneret proposed to lower the consulting fee to 4% provided that we pay their consulting fees in advance. We reached an agreement to pay Spinneret in advance as requested and paid them $250,000 out of proceeds from a put.

From the date of our first put notice, January 25, 2001 to our last put notice, February 11, 2004, under our Third Private Equity Credit Agreement, we drew a total of $20,506,00 and issued 49,311,898 shares to Charlton. As each of the obligations under these prior agreements was satisfied, the agreements were terminated. The Third Private Equity Agreement was terminated on March 4, 2004 upon the effectiveness of our first Registration Statement for the Fourth Private Equity Credit Agreement.

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

We intend to make sales under the Fourth Private Equity Credit Agreement from time to time in order to raise working capital on an "as needed" basis. We have already drawn well in excess of the $1,000,000 minimum and, based on our current assessment of our financing needs, we expect to draw up to the $15,000,000 available under the Fourth Private Equity Credit Agreement. As of the date of this report, under the Fourth Private Equity Credit Agreement we have drawn down $7,622,774 and issued 23,397,183 shares of common stock.

As of the date of this report, since January 2001, we have drawn an aggregate of $28,128,774 in gross proceeds from our equity credit lines with Charlton and have issued 72,909,081 shares as a result of those draws.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

3.19 Amendment to Articles of Incorporation to increase the number of authorized shares of our common stock, no par value, from 200,000,000 to 300,000,000 is incorporated by reference to our Registration Statement on Form S-2, File Number 333-123197 filed on March 8, 2005.
3.20   Restated Articles of Incorporation dated April 20, 2005.
10.67 Stock Option Agreement with Timothy B. Hansen, Chief Executive Officer, dated February 23, 2005 is incorporated by reference to our Registration Statement on Form S-2, File Number 333-123197 filed on March 8, 2005.
31.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K

         A Form 8-K was filed on January 27, 2005 reporting the issuance of a press release entitled, "Imaging Diagnostic Systems, Inc. Releases Letter to Shareholders" written by Tim Hansen, CEO. The letter is a brief status update of the three top priorities stated in Mr. Hansen's initial letter to shareholders released in October 2004.

         A Form 8-K was filed on February 24, 2005 to report that our shareholders, at a Special Meeting held on February 23rd, approved a proposal to amend our Articles of Incorporation to increase the number of authorized shares of the our common stock, no par value, from 200,000,000 to 300,000,000.

         A Form 8-K was filed on February 24, 2005 to report that we entered into a Stock Option Agreement, pursuant to our 2004 Non-Statutory Stock Option Plan, to provide as an added incentive to our Chief Executive Officer, Timothy B. Hansen, an option to purchase 1,500,000 shares at an option exercise price of $.32, which was the fair market value on the date of the grant. The shares will vest over a three-year period in accordance with a schedule included in the agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: May 10, 2005                 Imaging Diagnostic Systems, Inc.

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