Form 10-K/A
period 2004-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2005-06-07
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1
[Mark One]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended: June 30, 2004

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

                       Documents Incorporated By Reference
                                     [None]

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)


                                EXPLANATORY NOTE

Imaging Diagnostic Systems, Inc. (the "Company") is filing this Form 10-K/A as Amendment No. 1 to our Annual Report on Form 10-K for the year ended June 30, 2004, originally filed with the Securities and Exchange Commission (the "SEC") on September 17, 2004 (the "Original Filing") to address comments from the staff of the SEC in connection with the staff's review of the Original Filing.

In Item 7, Management's Discussion and Analysis of Financial Condition ("MD&A"), we have revised our MD&A in "Results of Operations" on page 27 to expand our discussion and quantify significant factors where the result in each line item has been impacted by more than one factor. In "Balance Sheet Data" on page 28, we expanded our disclosure on inventory and the end of quarter methods and procedures for write-downs and included a section on Critical Accounting Policies pertaining to inventory.

We have revised our Form 10-K to include the selected quarterly financial data required by Item 302 of Regulation S-K in Item 8. Financial Statements and Supplementary Data, page 35.

In our Statement of Cash Flows on page F-14, we have corrected typographical errors in bracket placements and duplication of an entry in the cash and non-cash sections and have revised our statement to reflect the "Inventory valuation adjustment" as a reconciling item to net loss.

We have expanded the disclosure of our revenue recognition policy in note 2(b) page F-17 to clarify our conformance to the guidance provided in SAB 104 and we have deleted note 2 (e) "Prototype equipment", page F-18 in our amended 10-K as it no longer has relevance in the presentation of our financial statements.

We have expanded our disclosure in note 2(m) "Intangible Assets", page F-21 and note 7, "Other Assets" page F-26 to include relevant information as provided in the guidance of FAS 142.

We have revised our Going Concern disclosure on page F-24 to explain our rationale for filing as a development stage enterprise and we have added a footnote to note 9, "Other Current Liabilities", page F-27 clarifying our disclosure regarding accrued compensation-stock options. We have revised note 14, "Income taxes", page F-31, to include additional disclosure regarding the limitation of the utilization of net operating losses.

In Item 9A, "Controls and Procedures", on Page 36, we have revised our disclosure of controls and procedures in accordance with Item 307 and 308(c) of Regulation S-K and have amended our filing to disclose management's conclusion regarding the effectiveness of disclosure controls and procedures as of the end of the period covered by this annual report.

This amendment has not changed any of the account balances on the condensed balance sheet, statement of operations or statement of cash flows in the financial statements included in the Original Filing.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been revised to the exact form prescribed by Item 601(b)(31) in Regulation S-K and re-executed and re-filed as of the date of this Form 10-K/A. We have not updated other information contained in the Original Filing in this amendment. Therefore, you should read this amendment together with other reports and documents which update and supersede some of the information contained in this amendment. You should not deem the filing of this amendment to be an admission that our Original Filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement in the Original Filing not misleading.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-K/A
                                  ANNUAL REPORT

                                TABLE OF CONTENTS

PART I                                                                                Page No.
------                                                                                --------
ITEM 1.   Our Business                                                                   4
ITEM 2.   Description of Our Property                                                   18
ITEM 3.   Legal Proceedings                                                             18
ITEM 4.   Submission of Matters to a Vote of Securities Holders                         20

PART II
-------

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters         21
ITEM 6.   Selected Financial Data                                                       27
ITEM 7.   Management's Discussion and Analysis of Financial Conditions and
          Results of Operations                                                         28
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk                    37
ITEM 8.   Financial Statements and Supplementary Data                                   38
ITEM 9.   Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                          41
ITEM 9A.  Controls and Procedures                                                       41
ITEM 9B.  Other Information                                                             41

PART III
--------

ITEM 10.  Directors and Executive Officers of the Registrant                            42
ITEM 11.  Executive Compensation                                                        46
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management                49
ITEM 13.  Certain Relationships and Related Transactions                                50
ITEM 14.  Principal Accounting Fees and Services                                        51

PART IV
-------

ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K              51

SIGNATURES                                                                              55



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



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the Condensed Financial Statements included elsewhere in this report and the information described under the caption "Risk Factors" below.

      CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, inventories, and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory

Our inventories consist of raw materials, work-in-process and finished goods, and are stated at the lower of cost (first-in, first-out) or market. As a designer and manufacturer of high technology medical imaging equipment, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices and reliability, replacement and availability of key components from our suppliers. We evaluate on a quarterly basis, using the guidance of ARB 43, Chapter 4, Statement 5, our ability to realize the value of our inventory based on a combination of factors including the following: how long a system has been used for demonstration or clinical collaboration purpose; the utility of the goods as compared to their cost; physical obsolescence; historical usage rates; forecasted sales or usage; product end of life dates; estimated current and future market values; and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case excess and obsolete inventory would have to be adjusted in the future. If we determined that inventory was overvalued, we would be required to make an inventory valuation adjustment at the time of such determination. Although every effort is made to ensure the accuracy of our forecasts of future product demand, significant unanticipated changes in demand could have a significant negative impact on the value of our inventory and our reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure.

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


General and administrative expenses in the aggregate during the 12 months ended June 30, 2004 were $4,288,625 representing a decrease of $760,205 or 15% from $5,048,830 during the 12 months ended June 30, 2003. General and administrative expenses in the aggregate are derived from deducting compensation and related benefits, research and development expenses, depreciation and amortization and adding interest income to the net loss as presented on the Statement of Operations. The decrease in general and administrative expenses was due primarily to a reduction in inventory write-downs of $323,934 and the $391,853 reduction in costs associated with comparing the one-time settlement of $450,000 for the Ladenburg case to the one-time settlement of $841,853 for the Giambrone case in the prior period. See Item 3. "Legal Proceedings". Selling, general and administrative expenses ("SG&A") in the aggregate during the year ended June 30, 2004, were $643,892 representing an increase of $218,136 or 51% from $425,756 during the year ended June 30, 2003. The increase in SG&A was primarily due to costs associated with commercializing the CTLM(R) in the international market.

Compensation and related benefits during the year ended June 30, 2004, were $3,836,289 representing an increase of $944,986 or 33% from $2,891,303 during the year ended June 30, 2003. The increase in compensation is primarily due to the recording of a holiday stock bonus of $382,950 given to the employees during the third quarter and the accrual of the payment obligation of $420,000 to Linda Grable pursuant to her retirement agreement. See Item 10. "Executive Compensation".

Consulting expenses during the year ended June 30, 2004, were $402,156 representing an increase of $24,884 or 7% from $377,272 during the year ended June 30, 2003. The increase was due primarily to the engagement of an international sales and marketing consultant during the year ended June 30, 2004.

Inventory Valuation Adjustments during the year ended June 30, 2004, were $586,510 representing a decrease of $323,934 or 36% from $910,444 during the year ended June 30, 2003. The decrease is due to a reduction in write-downs of obsolete lasers and other components that are no longer used in the manufacturing of the CTLM(R). See "Critical Accounting Policy - Inventory".

Professional expenses during the year ended June 30, 2004, were $430,813 representing a decrease of $81,966, or 16% from $512,779 during the year ended June 30, 2003. The decrease was due primarily to reduced litigation expenses as a result of the settlement of lawsuits during the year ended June 30, 2004. See
Item 3. "Legal Proceedings".

Travel and subsistence costs during the year ended June 30, 2004, were $324,239 representing an increase of $85,917 or 36% from $238,322 during the year ended June 30, 2003. This increase was primarily due to additional travel costs associated with domestic and international trade shows and the development of our distributor network.

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


Compensation and related benefits during the year ended June 30, 2003, were $2,891,303 representing a nominal increase of $3,296 or .01% from $2,888,007 during the year ended June 30, 2002. The increase in compensation is due to normal fluctuations in the course of business.

Consulting expenses during the year ended June 30, 2003, were $377,272 representing a nominal decrease of $2,777 or 1% from $380,049 during the year ended June 30, 2002. The decrease was due primarily to reduced use of consultants during the year ended June 30, 2003.

Inventory Valuation Adjustments during the year ended June 30, 2003, were $910,444 representing an increase of $363,502 or 66% from $547,942 during the year ended June 30, 2002. The increase is due to the write-down of obsolete lasers and other components that are no longer used in the manufacturing of the CTLM(R). See "Critical Accounting Policy - Inventory".

Professional expenses during the year ended June 30, 2003, were $512,779 representing an increase of $107,543, or 27% from $405,236 during the year ended June 30, 2002. The increase was due primarily to additional litigation expenses regarding contract disputes. See Item 3. "Legal Proceedings".


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


Our inventory, which consists of raw materials, work in process (including completed units under testing) and finished goods, totaled $2,357,864 at June 30, 2004 and $2,012,275 at June 30, 2003. Raw materials used for research and development or other purposes are expensed and not included in inventory. This increase is primarily due to the purchase of components for the manufacture of CTLM(R) Systems after giving affect to the valuation adjustment of $586,510 recorded during the year. We expect to recover our investment because the CTLM(R) represents a new technology for imaging the breast using a laser beam instead of ionizing X-ray to produce three dimensional images. We expect over time that the CTLM(R) will gain worldwide acceptance in the medical community because its basis in science is Computed Tomography. See Note 5 "Inventory".


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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Selected Quarterly Financial Data

Item 8.   Selected Quarterly Financial Data

The following selected financial data should be read in conjunction with "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

                                      Quarter Ended      Quarter Ended        Quarter Ended         Quarter Ended
                                      June 30, 2004      March 31, 2004     December 31, 2003     September 30, 2003
                                      -------------      --------------     -----------------    -------------------
Sales                                 $     180,228     $     552,983        $        -          $        -

Cost of Sales                                91,519           193,163                 -                   -
                                      -------------     -------------        -------------       --------------

Gross Profit                                 88,709           359,820                 -                   -
                                      -------------     -------------        -------------       --------------

Operating Expenses                        2,455,693         2,068,052            2,257,339            1,379,898
                                      -------------     -------------        -------------       --------------

Operating Loss                           (2,366,984)       (1,708,232)          (2,257,339)          (1,379,898)

Gain (Loss) on sale of fixed assets            (367)             -                  (5,302)                -
Interest income                                 324            1,362                 2,513                5,106
Interest expense                            (98,780)        (152,302)             (130,938)            (312,122)
                                      -------------     -------------         -------------       --------------

Net Loss                                 (2,465,807)      (1,859,172)           (2,391,066)          (1,686,914)

Dividends on cumulative Pfd. stock:
From discount at issuance                      -                -                    -                    -
Earned                                         -                -                    -                    -
                                         ----------       -------------        ------------        ------------

Net loss applicable to
     common shareholders              $  (2,465,807)   $  (1,859,172)        $  (2,391,066)       $  (1,686,914)
                                       =============    =============        ===============      =============


Net Loss per common share              $     (0.01)    $      (0.01)         $     (0.01)         $     (0.01)
                                       =============    =============        =============        =============
Weighted avg. no. of common shares,
    Basic & Diluted                     167,982,750      167,197,384          166,943,524          165,289,775
                                        ===========      ===========          ===========          ============


Cash and Cash Equivalents             $     554,354    $     876,756         $   1,012,093        $   1,653,820
Total Assets                              6,113,631        6,897,901             6,806,710            7,320,518
Deficit accumulated during
    the development stage               (77,247,281)     (74,781,474)          (72,922,302)         (70,531,235)
Stockholders' Equity                      3,586,211        4,533,545             4,594,472            5,109,894

Item 8.   Selected Quarterly Financial Data

The following selected financial data should be read in conjunction with "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

                                         Quarter Ended     Quarter Ended        Quarter Ended          Quarter Ended
                                         June 30, 2003     March 31, 2003     December 31, 2002      September 30, 2002
                                         -------------     --------------     -----------------      ------------------
Sales                                    $       -         $    184,085         $        -             $        -

Cost of Sales                                   3,816            75,373                  -                      -


Gross Profit                                   (3,816)          108,712                  -                      -
                                         -------------     ------------         -------------          ------------

Operating Expenses                          3,128,954         1,552,624             1,426,893             1,200,975
                                         -------------     ------------         -------------          ------------

Operating Loss                             (3,132,770)       (1,443,912)           (1,426,893)           (1,200,975)

Gain (Loss) on sale of fixed assets            11,254              -                     -                     -
Interest income                                   554                12                    20                   103
Interest expense                             (426,904)         (185,895)             (168,915)             (206,203)
                                         -------------     ------------         -------------          -------------

Net Loss                                   (3,547,866)       (1,629,795)           (1,595,788)           (1,407,075)

Dividends on cumulative Pfd. stock:
From discount at issuance                        -                 -                     -                     -
Earned                                           -                 -                     -                     -
                                           -----------        ----------            ----------            ----------

Net loss applicable to
     common shareholders                 $ (3,547,866)     $ (1,629,795)         $ (1,595,788)         $ (1,407,075)
                                         =============     =============         =============         =============


Net Loss per common share                 $     (0.02)      $     (0.01)          $     (0.01)          $     (0.01)
                                         =============     =============         =============         =============
Weighted avg. no. of common shares,
    Basic & Diluted                       145,150,783       148,914,912           141,145,596           135,465,114
                                         =============     =============         =============         =============


Cash and Cash Equivalents                $  1,361,507      $    240,748           $    69,810          $    131,548
Total Assets                                6,373,717         6,182,987             6,130,603             6,286,854
Deficit accumulated during
    the development stage                 (68,844,322)      (65,296,456)          (63,666,661)          (62,070,873)
Stockholders' Equity                        4,121,819         2,714,997             2,541,940             2,677,434

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONTINUED

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

                  Notes to Financial Statements                       F-16-64

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

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                             Statement of Cash Flows

                                                                                                            From Inception
                                                                                                            (December 10,
                                                           Year Ended      Year Ended      Year Ended          1993) to
                                                          June 30, 2004   June 30, 2003   June 30, 2002     June 30, 2004
                                                          -------------   -------------   -------------    -----------------
Net loss                                                 $ (8,402,959)   $ (8,180,524)   $ (7,677,560)      $ (70,399,521)
                                                          -------------   -------------   -------------     --------------

Adjustments to reconcile net loss to net cash
  used for operating activities:
    Depreciation and amoritization                            175,715         240,329         246,871           2,233,569
    Gain on sale of fixed assets                                5,669         (11,254)           -                 (5,585)
    Inventory valuation adjustment                            586,510         910,444         547,942           3,235,001
    Amoritization of deferred compensation                       -               -               -              4,064,250
    Noncash interest, compensation and consulting service   1,485,880       1,827,425         805,555          16,828,990
    (Increase) decrease in loans receivable - employees       (28,040)             16           6,929             (68,181)
    (Increase) decrease in inventories                        202,151         913,901        (120,992)          1,248,139
    (Increase) decrease in prepaid expenses                  (345,589)          3,457        (668,934)         (1,948,092)
    (Increase) decrease in other assets                          -            131,909         (52,697)           (306,618)
    Increase (decrease) in accounts payable and
      accrued expenses                                       (235,522)       (300,554)        446,928             735,863
    Increase (decrease) in other current liabilities          (40,000)       (178,250)       (262,200)            974,486
                                                              --------       ---------       ---------            -------


        Total adjustments                                   1,568,766       2,651,507       1,062,299          25,679,104
                                                            ----------      ----------      ----------         ----------

        Net cash used for operating activities             (6,834,193)     (5,529,017)     (6,615,261)        (44,720,417)
                                                           -----------     -----------     -----------        ------------


Cash flows from investing activities:
     Proceeds from sale of property & equipment                18,603          11,254                              29,857
     Prototype equipment                                           -               -               -           (2,799,031)
     Capital expenditures                                    (334,264)        (43,314)        (78,055)         (4,406,500)
                                                             ---------        --------        --------         -----------

        Net cash used for investing activities               (315,661)        (32,060)        (78,055)         (7,175,674)
                                                             ---------        --------        --------         -----------



Cash flows from financing activities:
     Repayment of capital lease obligation                       -               -             (4,056)            (50,289)
     Proceeds from convertible debenture                         -               -               -              3,240,000
     Proceeds from (repayments) loan payable, net                -         (1,153,310)      1,100,000           2,595,029
     Proceeds from issuance of preferred stock                   -               -               -             18,039,500
     Proceeds from exercise of stock options                  492,701                            -                900,585
     Net proceeds from issuance of common stock             5,850,000       7,881,000       5,585,000          27,725,620
                                                           ----------      ----------      ----------          ----------


       Net cash provided by financing activities            6,342,701       6,727,690       6,680,944          52,450,445
                                                           ----------      ----------      ----------          ----------

Net increase (decrease) in cash and cash equivalents        (807,153)       1,166,613         (12,372)            554,354

Cash and cash equivalents at beginning of period           1,361,507          194,894         207,266                -
                                                           ----------         --------        --------               -

Cash and cash equivalents at end of period                 $ 554,354      $ 1,361,507       $ 194,894           $ 554,354
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

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                       Statement of Cash Flows (Continued)

                                                                                                            From Inception
                                                                                                            (December 10,
                                                           Year Ended      Year Ended      Year Ended          1993) to
                                                          June 30, 2004   June 30, 2003   June 30, 2002     June 30, 2004
                                                          -------------   -------------   -------------    -----------------
Supplemental disclosures of cash flow information:

           Cash paid for interest                           $    5,916      $  131,145      $    5,104      $  215,884
                                                            ==========      ==========      ==========      ==========

Supplemental disclosures of noncash investing and financing activities:

           Issuance of common stock and options
             in exchange for services                       $  450,000      $  841,853      $  176,750      $6,306,350
                                                            ==========      ==========      ==========      ==========

           Issuance of common stock as loan fees in
             connection with loans to the Company           $     -         $     -         $     -         $  293,694
                                                            ==========      ==========      ==========      ==========

           Issuance of common stock as satisfaction of
             loans payable and accrued interest             $     -         $     -         $     -         $3,398,965
                                                            ==========      ==========      ==========      ==========

           Issuance of common stock as satisfaction of
             certain accounts payable                       $     -         $     -         $     -         $  257,892
                                                            ==========      ==========      ==========      ==========

           Issuance of common stock in
             exchange for property and equipment            $     -         $     -         $     -         $   89,650
                                                            ==========      ==========      ==========      ==========

           Issuance of common stock and other current
             liability in exchange for patent
             liceensing agreement                           $     -         $     -         $     -         $  581,000
                                                            ==========      ==========      ==========      ==========

           Issuance of common stock for
             compensation                                   $  382,950      $  128,800      $  117,600      $2,577,938
                                                            ==========      ==========      ==========      ==========


           Issuance of common stock through
             exercise of incentive stock options            $     -         $     -         $     -         $3,117,702
                                                            ==========      ==========      ==========      ==========


           Issuance of common stock as
             payment for preferred stock dividends          $     -         $     -         $     -         $  507,645
                                                            ==========      ==========      ==========      ==========

           Acquisition of property and equipment
             through the issuance of a capital
             lease payable                                  $     -         $     -         $     -         $   50,289
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

         (d) Inventory


                Inventories, consisting principally of raw materials, work-in-process (including completed units under testing) and finished goods, are carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.


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


         (e) Prototype equipment


                Prototype equipment of $677,395 was reclassified as follows:
                $512,453 as research and development expense and $164,942 as computer and lab equipment in June 1996.

                During the fiscal year ended June 30, 1998, the costs associated with the various pre-production units available for sale have been reclassified as inventory and the remaining costs which will no longer benefit future periods were expensed to research and development costs. We no longer have prototype equipment and this note 2(e) will be deleted once we are no longer deemed a development stage enterprise.


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

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (g) Research and development


                Research and development expenses consist principally of expenditures for equipment and outside third-party consultants, raw materials which are used in testing and the development of the Company's CTLM(R) device or other products, product software and compensation to specific company personnel. The non-payroll related expenses include testing at outside laboratories, parts associated with the design of initial components and tooling costs, and other costs which do not remain with the developed CTLM(R) device. The software development costs are with outside third-party consultants involved with the implementation of final changes to the developed software. All research and development costs are expensed as incurred.


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

         (m) Intangible assets


                Intangible assets, consisting of the patent license agreement and UL and CE approvals are reflected in "Other Assets" on the balance sheet, net of accumulated amortization (Note 7). The patent license agreement has a fixed life of seventeen years and will continue to be amortized over its remaining useful life. During the fiscal year ending June 30, 1999, we incurred costs of $8,225 related to the process of obtaining UL and CE approvals and determined that these costs should be amortized based on their useful life of three years on a straight-line basis. During the fiscal years ending June 30, 2001 & 2002, we engaged the services of an outside consulting firm to obtain UL & CE approvals. We determined the useful lives of our UL and CE approvals, which were obtained through the use of outside consulting firms, to be infinite because these initial approvals applied directly and specifically to the core technology of the CTLM(R). The costs associated with obtaining the UL approval were $61,766 and the costs associated with obtaining the CE Mark and complying with the ISO requirements underlying the CE Mark were $368,536. These costs included the initial inspection of our manufacturing facility including quality control, and initial testing of the device to establish that the device meets UL standards. The costs associated with maintenance fees, upgrades or inspection fees are expensed as period costs. The UL and CE approval will be reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable, in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company has adopted SFAS 142 for its fiscal year beginning July 2001. As of June 30, 2004, the Company has determined that there is no impairment loss that needs to be recognized at this time with respect to the UL and CE approvals.


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

         (p) Comprehensive income

                SFAS 130, "Reporting Comprehensive Income", requires a full set of general-purpose financial statements to be expanded to include the reporting of "comprehensive income". Comprehensive income is comprised of two components, net income and other comprehensive income. For the period from December 10, 1993 (date of inception) to June 30, 2004, the Company had no items qualifying as other comprehensive income.

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









                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(4)      GOING CONCERN



The Company is currently a development stage enterprise and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. We have yet to generate a positive internal cash flow, and until significant sales of our product occur, we are mostly dependent upon debt and equity funding. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

We have commenced our planned principal operations of the manufacture and sale of our sole product, the CTLM(R), CT Laser Mammography System. We are continuing to appoint distributors and are installing systems under our clinical collaboration program as part of our global commercialization program. We have sold a total of five systems as of June 30, 2004; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues, we rely on raising capital through our Fourth Private Equity Credit Agreement and we have to create product awareness as a foundation to developing our markets through our existing distributor network and through the appointment of additional distributors and the training of their field service engineers. We would be able to exit FAS 7 Development Stage Enterprise reporting upon having sufficient revenues for two successive quarters such that we would not have to utilize our Fourth Private Equity Credit Agreement for capital to cover our quarterly operating expenses.



(5)      INVENTORIES

Inventories consisted of the following:
                                                  June 30,
                                            2004              2003
                                       -------------   ---------------


               Raw materials           $  1,100,112      $  1,307,052
               Work-in process               93,869            49,784

               Finished goods             1,163,883           655,439
                                       -------------     -------------

                                       $  2,357,864      $  2,012,275
                                       ============      ============


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(5)      INVENTORIES (Continued)

We have used and will continue to use CTLM(R) systems from finished goods as demonstrators or for clinical collaboration. At the conclusion of the demonstration or clinical collaboration period, the CTLM(R) may be sold at reduced prices. On a quarterly basis, using the guidance of ARB 43, Chapter 4, Statement 5, our ability to realize the value of our inventory is based on a combination of factors including the following: how long a system has been used for demonstration or clinical collaboration purpose; the utility of the goods as compared to their cost; physical obsolescence; historical usage rates; forecasted sales or usage; product end of life dates; estimated current and future market values; and new product introductions.


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


The core costs of obtaining the initial UL and CE approvals have an infinite life, and intangible assets having an infinite life are not amortized at the point of acquisition or subsequent to point of acquisition in accordance with the guidance of FAS 142. We have faithfully followed the guidance provided in a paradigm, Figure 23-1: Summary of Accounting for Intangible Assets by FAS-142, in which questions are asked relative to infinite life, asset impairment and whether assumption of infinite life is still valid. For the fiscal year ended June 30, 2004, we determined that our assumption of infinite life was still valid; thus, the intangible asset was not subject to amortization. This intangible asset is tested for impairment annually, and should it be deemed impaired, the scope of its impairment will be determined and the appropriate expense will be recorded.





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
                                            ============     ===========







                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(9)      OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:
                                                           June 30,
                                                 ----------------------------
                                                     2004            2003
                                                 ------------   -------------

         Accrued compensation-stock options      $ 1,014,486     $  1,014,486
                                                 -----------     ------------

                                                 $ 1,014,486     $  1,014,486
                                                 ===========     ============



The accrued liability for stock options on the balance sheet is a result of the Company recording a charge to compensation for stock options issued to officers following the guidelines of FASB Interpretation No. 28, "Accounting For Stock Appreciation Rights and Other Variable Stock Option or Award Plans". The officers had the ability to exercise their stock options issued under the plan in existence at that time by a "cashless exercise". The Company believes that this method of exercise qualified these options for variable plan accounting treatment of stock options, and we recorded the accrued compensation in accordance with paragraphs 2-5 of Interpretation No. 28. APB 25 and the FASB Interpretations, require an accrual for the compensation that should be recorded.

The Company intends to liquidate the obligation upon the exercise of the stock options by the officers. When the options are exercised, the Company will record the cash received, credit common stock for the issuance of the stock, debit the accrued liability and credit additional paid-in capital.



(10)     SHORT-TERM DEBT

Short-term debt consisted of the following:
                                                     June 30,
                                         ------------------------------
                                               2004             2003
                                         --------------   -------------

         Loan payable                    $     300,407    $     300,407
                                         -------------    -------------

                                         $     300,407    $     300,407
                                         =============    =============

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

(11)     OTHER OPERATING EXPENSES


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


(13)     LEASES

The Company leases certain office equipment under operating leases expiring in future years. Minimum future lease payments under the non-cancelable operating lease having a remaining term in excess of one year as of June 30, 2004 are as follows:

                       Year ending June 30,              Amount
                       -------------------               ------
                              2005                    $     5,604
                              2006                          4,159
                              Thereafter                    2,492
                                                      -----------

              Total minimum future lease payments     $    12,255
                                                      ===========


(14)     INCOME TAXES


No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carryforwards of approximately $57,159,000 to offset future taxable income. Such carryforwards expire in years beginning 2014. There would be no limitation as to the utilization of the net operating losses in future years resulting from the issuance of additional common stock during the fiscal year ended June 30, 2004. The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $22,580,000 and $19,950,000 at June 30, 2004 and 2003, respectively. The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from July 1, 2003 to June 30, 2004 was an increase of approximately $2,630,000.





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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.



ITEM 9B.  OTHER INFORMATION
          -----------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
          --------------------------------------

For the Fiscal Years ended June 30, 2004 and 2003, we paid audit fees totaling $24,715 and $22,685, respectively, and paid fees for tax services totaling $2,000 and $2,000 respectively.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Imaging Diagnostic Systems, Inc. has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized,


           IMAGING DIAGNOSTIC SYSTEMS, INC.


                  By:   /s/ Timothy B. Hansen
                        --------------------
                        Timothy B. Hansen, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, as amended, this Amended Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.


Signatures                      Title                                          Date
----------                      -----                                          ----

/s/Timothy B. Hansen            Chief Executive Officer                    June 7, 2005
--------------------
Timothy B. Hansen               and Director


/s/Allan L. Schwartz            Director, Executive Vice-President,        June 7, 2005
--------------------
Allan L. Schwartz               and Chief Financial Officer
                                (Principal Accounting and Financial
                                Officer)


/s/ Jay S. Bendis               Co-Chairman of the Board                   June 7, 2005
-----------------
Jay S. Bendis                   and Director


/s/ Patrick J. Gorman           Co-Chairman of the Board                   June 7, 2005
---------------------
Patrick J. Gorman               and Director


/s/ Sherman Lazrus              Director                                   June 7, 2005
---------------------
Sherman Lazrus


/s/ Edward Rolquin              Director                                   June 7, 2005
------------------
Edward Rolquin

