Form 10-Q/A
period 2004-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2005-06-07
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1
[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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


                                EXPLANATORY NOTE

Imaging Diagnostic Systems, Inc. (the "Company") is filing this Form 10-Q/A as Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2004, originally filed with the Securities and Exchange Commission (the "SEC") on February 9, 2005 (the "Original Filing") to address comments from the staff of the SEC in connection with the staff's review of the Original Filing.

We have amended our Notes to Condensed Financial Statements to reflect our current format and to expand certain disclosures. In Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations", on Page 9, we amended our disclosure to explain the reasons for changes in our expense categories. This explanation is presented in our Results of Operations and states that we have changed the format of our management discussion and analysis of financial condition and results of operations (MD&A) to better disclose and discuss the three most significant categories of expenses, i.e., general and administrative (G&A), research and development (R&D), and sales and marketing (S&M). We have quantified and discussed each significant factor within each of these expense categories. We have further disclosed the other expense items that are included in each of the three most significant categories of expenses.

In Item 4., "Controls and Procedures", on Page 12, we have amended our disclosure to incorporate the definition of disclosure controls and procedures and to include the language required by Exchange Act Rule 13a-15(e).

This amendment has not changed any of the account balances on the condensed balance sheet, statement of operations or statement of cash flows in the financial statements included in the Original Filing.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-Q/A. We have not updated other information contained in the Original Filing in this amendment. Therefore, you should read this amendment together with other reports and documents which update and supersede some of the information contained in this amendment. You should not deem the filing of this amendment to be an admission that our Original Filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement in the Original Filing not misleading.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)


                         Part I - Financial Information
                         ------------------------------

Item 1. Financial Statements
                                                                           Page

Condensed Balance Sheet -
      December 31, 2004 and June 30, 2004...............................     4

Condensed Statement of Operations -
      Six months and three months ended December
      31, 2004 and 2003, and December 10,
      1993(date of inception) to December 31, 2004......................     5

Condensed Statement of Cash Flows -
      Six months ended December 31, 2004 and 2003,
      and December 10, 1993 (date of inception)
      to December 31, 2004..............................................     6

Notes to Condensed Financial Statements.................................     7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Financial Condition and Results...................................    10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...    15

Item 4.    Controls and Procedures                                          15


                           Part II - Other Information
                           ----------------------------

Item 1.    Legal Proceedings............................................    16

Item 2.    Changes in Securities........................................    16

Item 3.    Defaults Upon Senior Securities..............................    16

Item 4.    Submission of Matters to a Vote of
           Security Holders ............................................    16

Item 5.    Other Information............................................    16

Item 6.    Exhibits and Reports on Form 8-K.............................    24

Signatures .............................................................    25

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

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -    BASIS OF PRESENTATION


We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2005. These condensed financial statements have been prepared in accordance with Financial Accounting Standards No. 7 (FAS 7), Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on September 17, 2004.

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


We have commenced our planned principal operations of the manufacture and sale of our sole product, the CTLM(R), CT Laser Mammography System. We are continuing to appoint distributors and are installing systems under our clinical collaboration program as part of our global commercialization program. We have sold a total of five systems as of December 31, 2004; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues, we rely on raising capital through our Fourth Private Equity Credit Agreement and we have to create product awareness as a foundation to developing our markets through our existing distributor network and through the appointment of additional distributors and the training of their field service engineers. We would be able to exit FAS 7 Development Stage Enterprise reporting upon having sufficient revenues for two successive quarters such that we would not have to utilize our Fourth Private Equity Credit Agreement for capital to cover our quarterly operating expenses.


NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market. The following is a summary of inventories:


                                                  December 31, 2004         June 30, 2004
Raw materials consisting of purchased
   parts, components and supplies                   $ 1,488,173              $ 1,100,112
Work-in-process including completed units
   undergoing final inspection and testing          $    38,678              $    93,869
Finished goods                                      $   783,079              $ 1,163,883

Total Inventory                                     $ 2,309,930              $ 2,357,864

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

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

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


                                                        Three Months Ended               Six Months Ended
                                                        ------------------               ----------------
                                                            December 31                     December 31
                                                            -----------                     -----------
                                                        2004            2003            2004           2003
                                                        ----            ----            ----           ----
Net income (loss) - as reported                      (2,256,394)     (2,391,066)     (4,094,277)     (4,077,980)

Less: stock-based employee
      compensation determined under the
      Fair value method, net of income tax effect       110,000         195,232         268,511         385,089
                                                     -----------     -----------     -----------     ----------

Net income (loss) - pro forma                        (2,146,394)     (2,195,834)     (3,825,766)     (3,692,891)
                                                     ===========     ===========     ===========     ===========


Basic and Diluted earnings (loss)
per share-as reported                                $    (0.01)     $    (0.01)     $    (0.02)     $    (0.02)

Basic and Diluted earnings (loss)
per share-pro forma                                  $    (0.01)     $    (0.01)     $    (0.02)     $    (0.02)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Imaging Diagnostic Systems, Inc. is a development stage company, which, since inception, has been engaged in research and development of its Computed Tomography Laser Mammography System (CTLM(R)). The CTLM(R) is a breast-imaging device for the detection of cancer which utilizes laser technology and proprietary computer algorithms to produce three-dimensional tomographic images of the breast. As of the date of this report we have had no substantial revenues from our operations.

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


We are in the process of commercializing our operations, and as part of our transition plan to exit from FAS 7 reporting as a development stage enterprise, we have changed the format of our management discussion and analysis of financial condition and results of operations (MD&A) to better disclose and discuss the three most significant categories of expenses, i.e., general and administrative (G&A), research and development (R&D), and sales and marketing (S&M).

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

In addition, we are expanding our discussion of health insurance and worker's compensation insurance so that they fall into one of the three expense categories. We previously included them under insurance costs.

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

The three-month decrease of $1,131,758 was due primarily to a $450,000 one-time settlement expense in the prior year and the reallocation of $260,389 in salaries and payroll taxes, $38,287 in health insurance, $129,841 in travel and subsistence, $112,600 in consulting and $79,352 in professional fees to the appropriate R&D and S&M expense categories.

The six-month decrease of $1,613,217 was due primarily to a $450,000 one-time settlement expense in the prior year and the reallocation of $562,921 in salaries and payroll taxes, $68,484 in health insurance, $174,112 in travel and subsistence, $221,390 in consulting and $167,408 in professional fees to the appropriate R&D and S&M expense categories.

Other expense items not listed above that are now included in our G&A expense category are: property and casualty insurance; directors' and officers' liability insurance; professional fees associated with our corporate and securities attorneys and independent auditors; maintenance of our current patents; corporate governance expenses; stockholder expenses; utilities; maintenance; telephones; office supplies; and sales and property taxes. These expenses did not have significant changes from the three and six month corresponding periods for 2003.

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

The three-month increase of $795,217 was due primarily to clinical expenses increasing by $364,488 as a result of PMA study expenses and the reallocation of $254,111 in salaries and payroll taxes, $36,836 in health insurance, $22,779 in consulting and $52,330 in outside legal services from the G&A expense category.

The six-month increase of $1,243,301 was due primarily to clinical expenses increasing by $408,349 as a result of PMA study expenses and the reallocation of $493,684 in salaries and payroll taxes, $75,073 in health insurance, $31,448 in consulting and $109,640 in outside legal services from the G&A expense category.

Other expense items not listed above that are now included in our R&D expense category are: costs associated with materials and components we use to make product enhancements to the CTLM(R); materials and components for new product research; professional fees associated with the research and applications for new patents; and the costs associated with the shipping, training, installing and servicing of our clinical collaboration sites. These expenses did not have significant changes from the three and six month corresponding periods for 2003.

We expect a significant increase in our R&D expenses because of the costs associated with conducting clinical trials in the United States required for our PMA application. We also expect our consulting expenses and professional fees to increase due to the costs associated with the preparation and submission of our PMA application to the FDA at the conclusion of the U.S. clinical trials. See
Item 5. Other Information - "Recent developments, Regulatory Matters".

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

The three-month increase of $153,402 was due primarily to the reallocation of $89,508 in salaries and payroll taxes, $5,471 in health insurance and $60,047 in travel and subsistence expenses from the G&A expense category.

The six-month increase of $336,756 was due primarily to the reallocation of $146,237 in salaries and payroll taxes, $10,743 in health insurance and $132,760 in travel and subsistence expenses from the G&A expense category.

Other expense items not listed above that are now included in our S&M expense category are: costs associated with advertising and promotion; trade show expenses; certification expenses; commissions; and product liability insurance. These expenses did not have significant changes from the three and six month corresponding periods for 2003.

We expect commissions, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.

AGGREGATED OPERATING EXPENSES
-----------------------------

In comparing our total operating expenses (G&A, R&D and S&M) in the three and six months ended December 31, 2004 to expenses in the comparable periods in 2003, we had decreases of $183,166 or 8% and $33,160 or 1%, respectively.

The overall decrease of $183,166 in the three-month comparative period was the net result of several factors. A significant factor was the recording of a one-time settlement expense of $450,000 associated with the Ladenburg case in 2003. We also had a decrease of $83,139 in overall consulting expenses during this three-month comparative period because we hired a vice president of international sales in September 2004, which eliminated our need for an international marketing consultant; however, we will continue to use other consultants in certain countries to assist our vice president of international sales. A further reduction of consulting fees was a result of the termination of our financial advisor concurrent with the termination of our Third Private Equity Credit Agreement. We had a decrease in advertising and promotion of $30,548 because, after a review of our advertising program, we selected those publications that provided the best exposure to our potential markets. As a cost saving measure we reduced staff at the RSNA 2004 and other trade shows, which resulted in a decrease in travel and subsistence expenses of $42,061.We had a decrease in professional fees of $24,436 primarily due to the settlement of the Ladenburg case in 2003; however, we did have an increase in clinical expenses of $364,488 in connection with our PMA study and an increase of $83,230 in salaries and payroll taxes due to the hiring of new employees.

The overall decrease of $33,160 in the six-month comparative period was the net result of several factors. A significant factor was the recording of a one-time settlement expense of $450,000 associated with the Ladenburg case in 2003. We also had a decrease of $156,821 in overall consulting expenses during this six-month comparative period because we hired a vice president of international sales in September 2004, which eliminated our need for an international marketing consultant; however, we will continue to use other consultants in certain countries to assist our vice president of international sales. A further reduction of consulting fees was a result of the termination of our financial advisor concurrent with the termination of our Third Private Equity Credit Agreement. We had a decrease in advertising and promotion of $22,656 because, after a review of our advertising program, we selected those publications that provided the best exposure to our potential markets. We had a decrease in professional fees of $30,482 primarily due to the settlement of the Ladenburg case in 2003. However, we did have an increase in clinical expenses of $408,349 in connection with our PMA study, an increase of $114,001 in salaries and payroll taxes due to the hiring of new employees, an increase in certification expenses of $27,432 due to the cost of a risk analysis study and an increase in stockholder expenses of $59,782 due to an increase in quarterly retainers and workshop days by the Board of Directors. We had a nominal increase of $13,234 in travel and subsistence expenses.

We continue to rely on outside consultants and attorneys for our regulatory affairs and expect to incur an increase in consulting expenses and professional fees in the preparation and submission of our PMA application to the FDA.


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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report on From 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: June 7, 2005                 Imaging Diagnostic Systems, Inc.

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