Form 10-K/A
period 2004-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2005-07-20
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 2
[Mark One]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended: June 30, 2004

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

                       Documents Incorporated By Reference
                                     [None]

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)


                                EXPLANATORY NOTE

Imaging Diagnostic Systems, Inc. (the "Company") is filing this Form 10-K/A as Amendment No. 2 to our Annual Report on Form 10-K for the year ended June 30, 2004, originally filed with the Securities and Exchange Commission (the "SEC") on September 17, 2004 (the "Original Filing") to address additional comments from the staff of the SEC in connection with the staff's review of our Amendment No. 1 to Form 10-K filed on June 7, 2005.

In Item 6, Selected Financial Data, based on the restatement of certain intangible assets to Certification expense and the restatement of the accrued compensation for stock options in Other Current Liabilities, we have revised the Operating Expenses, Operating Loss, Net Loss and Net Loss applicable to common shareholders for fiscal years ending 2003, 2002, 2001 and 2000. The Net Loss per common share for the fiscal year 2000 has been restated. We have also revised the Total Assets, Deficit accumulated during the development stage and Stockholders' Equity for fiscal years ending 2004, 2003, 2002, 2001 and 2000.

In Item 7, Management's Discussion and Analysis of Financial Condition ("MD&A"), we have revised our MD&A in "Balance Sheet Data" on page 30, to discuss the restatement of certain intangible assets in Other Assets to Certification expense and the restatement of the accrued compensation for stock options in Other Current Liabilities.

In Item 8, Selected Quarterly Financial Data, based on the restatement of certain intangible assets to Certification expense and the restatement of the accrued compensation for stock options in Other Current Liabilities, we have revised the Operating Expenses, Operating Loss, Net Loss, Net Loss applicable to common shareholders and Net Loss per common share for the quarter ending June 30, 2003. We have also revised the Total Assets, Deficit accumulated during the development stage and Stockholders' Equity for the four quarters presented for the fiscal years ending 2004 and 2003.

In our Balance Sheet on page F-3, based on the restatement of certain intangible assets to Certification expense and the restatement of the accrued compensation for stock options in Other Current Liabilities, we have revised Other Assets, Total Assets, Deficit accumulated during the development stage and Total stockholder's equity for the fiscal years ending 2004 and 2003.

In our Statement of Operations on page F-5, based on the restatement of certain intangible assets to Certification expense and the restatement of the accrued compensation for stock options in Other Current Liabilities, we have revised our compensation and related benefits for administrative and engineering, Operating Loss, Net Loss, Net loss applicable to common shareholders for the fiscal years ending 2003, 2002 and since inception. Other Operating expenses are revised for the fiscal year ending 2002 and since inception. The Net loss per common share has been revised since inception.

In our Statement of Stockholders' Equity, based on the restatement of certain intangible assets to Certification expense and the restatement of the accrued compensation for stock options in Other Current Liabilities, we have revised the Net Loss as reflected in the Deficit accumulated during the development stage and Total columns for fiscal years ending 1998 through 2003 on pages F-8, F-9, F-10, F-11, F-12 and F-13.

In our Statement of Cash Flows on page F-14, we have corrected certain mathematical errors contained in Amendment No. 1. Based on the restatement of certain intangible assets to Certification expense and the restatement of the accrued compensation for stock options in Other Current Liabilities we have revised our Net loss and Total adjustments for fiscal years ending 2003, 2002 and since inception. We also revised the Non-cash interest, compensation and consulting services for the year ending 2002 and since inception.

We have expanded our disclosure in note 2(m) "Intangible Assets", page F-21 and note 8, "Other Assets" page F-28 to explain the restatement of our intangible assets pertaining to initial costs of obtaining UL and CE approvals. The recording of the total costs incurred from inception and the amount expensed during fiscal year 2002 are included in Certification expenses presented in Note 11 Other Operating Expenses on page F-30.

We have added a restatement note to our financials, Note 3 on page F-24, detailing the restatements for the fiscal years 1998 through 2003.

We have deleted Note 9, "Other Current Liabilities", formerly on page F-27 of our Form 10-K/A as a result of the restatement of the accrued compensation for stock options in Other Current Liabilities.

We have revised Note 18, page F-62, to reflect the restated net loss to common shareholders, as reported and pro-forma and to reflect the change in the basic and diluted loss per share since inception, as reported and pro-forma.

The restatement of certain intangible assets to Certification expense and the restatement of the accrued compensation for stock options in Other Current Liabilities in Amendment No. 2 has changed certain account balances and line items on the condensed balance sheet, statement of operations and statement of cash flows in the financial statements included in Amendment No. 1 to Form 10-K filed on June 7, 2005.

For the convenience of the reader, Amendment No. 2 of our Form 10-K/A sets forth the Original Filing in its entirety. As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to Amendment No. 1 have been re-executed and re-filed as of the date of this Form 10-K/A. We have not updated other information contained in the Original Filing in this amendment. Therefore, you should read this amendment together with other reports and documents which update and supersede some of the information contained in this amendment. You should not deem the filing of this amendment to be an admission that our Original Filing or the filing of Amendment No.1 included any untrue statement of material fact or omitted to state a material fact necessary to make a statement in the Original Filing or Amendment No. 1 not misleading.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-K/A
                                  ANNUAL REPORT
                                 Amendment No. 2
                                TABLE OF CONTENTS

PART I                                                                                Page No.
------                                                                                --------
ITEM 1.   Our Business                                                                   5
ITEM 2.   Description of Our Property                                                   19
ITEM 3.   Legal Proceedings                                                             19
ITEM 4.   Submission of Matters to a Vote of Securities Holders                         21

PART II
-------

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters         22
ITEM 6.   Selected Financial Data                                                       28
ITEM 7.   Management's Discussion and Analysis of Financial Conditions and
          Results of Operations                                                         29
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk                    38
ITEM 8.   Financial Statements and Supplementary Data                                   39
ITEM 9.   Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                          42
ITEM 9A.  Controls and Procedures                                                       42
ITEM 9B.  Other Information                                                             42

PART III
--------

ITEM 10.  Directors and Executive Officers of the Registrant                            43
ITEM 11.  Executive Compensation                                                        47
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management                50
ITEM 13.  Certain Relationships and Related Transactions                                51
ITEM 14.  Principal Accounting Fees and Services                                        52

PART IV
-------

ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K              52

SIGNATURES                                                                              56



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


We have a limited history of operations. Since our inception in December 1993, we have been engaged principally in the development of the CTLM(R). We currently have a limited source of operating revenue and have incurred substantial net operating losses since our inception. On June 30, 2004, we had an accumulated deficit of $76,663,097 after discounts and dividends on Preferred Stock. Such losses have resulted principally from costs associated with our operations. We expect operating losses will continue for at least the next 12 months as substantial costs and expenses continue due principally to the commercialization of the CTLM(R), sales and marketing in the international market, activities related to our regulatory processes, and advanced product development activities. Our ability to achieve profitability will depend in large part on obtaining regulatory approvals for our proposed products and to develop the capacity to manufacture and market our approved products either by ourselves or in collaboration with others. There can be no assurance as to if or when we will ever receive US regulatory approvals for the commercialization of the CTLM(R), or achieve profitability. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


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


                                          Year Ended         Year Ended          Year Ended         Year Ended          Year Ended
                                        June 30, 2004       June 30, 2003      June 30, 2002       June 30, 2001      June 30, 2000
                                       ---------------     --------------     ---------------     --------------     ---------------
                                          (Restated)**        (Restated)*         (Restated)*        (Restated)*         (Restated)*

Sales                                      $ 733,211          $ 184,085          $     -              $    -            $     -

Cost of Sales                                284,682             79,189                -                   -                  -
                                          -----------         ----------          ----------         ----------         -----------

Gross Profit                                 448,529            104,896                -                  -                   -
                                          -----------         ----------          ----------         ----------         -----------

Operating Expenses                         8,160,982          7,487,696           7,287,348          8,320,858           5,569,597
                                          ----------         ----------          ----------         ----------          ----------

Operating Loss                            (7,712,453)        (7,382,800)         (7,287,348)        (8,320,858)         (5,569,597)

Gain (Loss) on sale of fixed assets           (5,669)            11,254                -                     -                -
Interest income                                9,305                689               1,031             53,688               5,587
Interest expense                            (694,142)          (987,917)           (711,335)        (1,265,280)           (967,652)
                                            ---------          ---------           ---------        -----------           ---------

Net Loss                                  (8,402,959)        (8,358,774)         (7,997,652)        (9,532,450)         (6,531,662)

Dividends on cumulative Pfd. stock:
From discount at issuance                       -                  -                   -              (708,130)               -
Earned                                          -                  -                   -              (422,401)           (145,950)
                                          -----------      -------------       -------------        -----------           ---------

Net loss applicable to
     common shareholders                $ (8,402,959)      $ (8,358,774)       $ (7,997,652)      $(10,662,981)       $ (6,677,612)
                                        =============      =============       =============      =============       =============


Net Loss per common share                  $ (0.05)            $ (0.06)           $ (0.06)           $ (0.10)             $ (0.08)
                                           ========            ========           =========          ========             ========
Weighted avg. no. of common shares,
    Basic & Diluted                      167,982,750        145,150,783         125,746,307        111,651,970          79,222,066
                                         ============       ============        ============       ============         ==========


Cash and Cash Equivalents                $   554,354        $ 1,361,507           $ 194,894          $ 207,266           $ 159,126
Total Assets                               5,683,329          5,943,415           5,915,719          5,979,944           5,914,430
Deficit accumulated during
    the development stage                (76,663,097)       (68,260,138)        (59,901,364)       (51,903,712)        (41,240,731)
Stockholders' Equity                       4,170,395          4,706,003           3,224,443          4,831,540           3,147,198


* See Note 2(m), 8, 11
** Revision reflects restatements from prior fiscal years.  See Note 3


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

Our inventory, which consists of raw materials, work in process (including completed units under testing) and finished goods, totaled $2,357,864 at June 30, 2004 and $2,012,275 at June 30, 2003. Raw materials used for research and development or other purposes are expensed and not included in inventory. This increase is primarily due to the purchase of components for the manufacture of CTLM(R) Systems after giving affect to the valuation adjustment of $586,510 recorded during the year. We expect to recover our investment because the CTLM(R) represents a new technology for imaging the breast using a laser beam instead of ionizing X-ray to produce three dimensional images. We expect over time that the CTLM(R) will gain worldwide acceptance in the medical community because its basis in science is Computed Tomography. See Note 6 "Inventories".

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


Our Other Assets totaled $375,941 at June 30, 2004 to reflect the restatement of a total of $430,302 consisting of $372,410 for fiscal year 2001 and $57,892 for fiscal year 2002 from intangible assets to certification expense. Our Total Current Liabilities totaled $1,512,933 at June 30, 2004 to reflect the restatement of Other Current Liabilities. Prior to the restatement Other Current Liabilities consisted of the accrued compensation resulting from variable plan accounting treatment of certain historical stock options. We have now applied fixed plan accounting treatment and have reversed the effect of the entries made under variable plan accounting reducing Other Current Liabilities by $1,014,486. As a result of these restatements, our Deficit accumulated during the development stage has decreased to $76,663,097. See "Notes to Financial Statements", Note 2(m), 8 & 11.






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


                                      Quarter Ended      Quarter Ended        Quarter Ended         Quarter Ended
                                      June 30, 2004      March 31, 2004     December 31, 2003     September 30, 2003
                                      -------------      --------------     -----------------    -------------------
                                        (Restated)**       (Restated)*         (Restated)*        (Restated)*

Sales                                 $     180,228     $     552,983        $        -          $        -

Cost of Sales                                91,519           193,163                 -                   -
                                      -------------     -------------        -------------       --------------

Gross Profit                                 88,709           359,820                 -                   -
                                      -------------     -------------        -------------       --------------

Operating Expenses                        2,455,693         2,068,052            2,257,339            1,379,898
                                      -------------     -------------        -------------       --------------

Operating Loss                           (2,366,984)       (1,708,232)          (2,257,339)          (1,379,898)

Gain (Loss) on sale of fixed assets            (367)             -                  (5,302)                -
Interest income                                 324            1,362                 2,513                5,106
Interest expense                            (98,780)        (152,302)             (130,938)            (312,122)
                                      -------------     -------------         -------------       --------------

Net Loss                                 (2,465,807)      (1,859,172)           (2,391,066)          (1,686,914)

Dividends on cumulative Pfd. stock:
From discount at issuance                      -                -                    -                    -
Earned                                         -                -                    -                    -
                                         ----------       -------------        ------------        ------------

Net loss applicable to
     common shareholders              $  (2,465,807)   $  (1,859,172)        $  (2,391,066)       $  (1,686,914)
                                       =============    =============        ===============      =============


Net Loss per common share              $     (0.01)    $      (0.01)         $     (0.01)         $     (0.01)
                                       =============    =============        =============        =============
Weighted avg. no. of common shares,
    Basic & Diluted                     167,982,750      167,197,384          166,943,524          165,289,775
                                        ===========      ===========          ===========          ============


Cash and Cash Equivalents             $     554,354    $     876,756         $   1,012,093        $   1,653,820

Total Assets                              5,683,329        6,467,599             6,376,408            6,890,216
Deficit accumulated during
    the development stage               (76,663,097)     (74,197,290)          (72,338,118)         (69,947,051)
Stockholders' Equity                      4,170,395        5,117,729             5,178,656            5,694,078


* See Note 2(m), 8, 11
** Revision reflects restatements from prior fiscal years.  See Note 3



Item 8.   Selected Quarterly Financial Data

The following selected financial data should be read in conjunction with "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."


                                         Quarter Ended     Quarter Ended        Quarter Ended          Quarter Ended
                                         June 30, 2003     March 31, 2003     December 31, 2002      September 30, 2002
                                         -------------     --------------     -----------------      ------------------
                                           (Restated)*        (Restated)*          (Restated)*             (Restated)*

Sales                                    $       -         $    184,085         $        -             $        -

Cost of Sales                                   3,816            75,373                  -                      -


Gross Profit                                   (3,816)          108,712                  -                      -
                                         -------------     ------------         -------------          ------------

Operating Expenses                          3,307,204         1,552,624             1,426,893             1,200,975
                                         -------------     ------------         -------------          ------------

Operating Loss                             (3,311,020)       (1,443,912)           (1,426,893)           (1,200,975)

Gain (Loss) on sale of fixed assets            11,254              -                     -                     -
Interest income                                   554                12                    20                   103
Interest expense                             (426,904)         (185,895)             (168,915)             (206,203)
                                         -------------     ------------         -------------          -------------

Net Loss                                   (3,726,116)       (1,629,795)           (1,595,788)           (1,407,075)

Dividends on cumulative Pfd. stock:
From discount at issuance                        -                 -                     -                     -
Earned                                           -                 -                     -                     -
                                           -----------        ----------            ----------            ----------

Net loss applicable to
     common shareholders                 $ (3,726,116)     $ (1,629,795)         $ (1,595,788)         $ (1,407,075)
                                         =============     =============         =============         =============


Net Loss per common share                 $     (0.03)      $     (0.01)          $     (0.01)          $     (0.01)
                                         =============     =============         =============         =============
Weighted avg. no. of common shares,
    Basic & Diluted                       145,150,783       148,914,912           141,145,596           135,465,114
                                         =============     =============         =============         =============


Cash and Cash Equivalents                $  1,361,507      $    240,748           $    69,810          $    131,548
Total Assets                                5,943,415         5,752,685             5,700,301             5,856,522
Deficit accumulated during
    the development stage                 (68,260,138)      (64,534,022)          (62,904,227)          (61,308,439)
Stockholders' Equity                        4,706,003         3,477,431             3,304,374             3,439,868


* See Note 2(m), 8, 11

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


As discussed in Note 3 to the financial statements, the Company has restated its financial statements to reflect the changes in accounting for the treatment of certain costs previously capitalized as intangible assets, and for compensation previously accrued and recorded to Other Current Liabilities, on options granted to officers of the Company.


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





                    /s/
Margolies, Fink and Wichrowski

Certified Public Accountants
Pompano Beach, Florida
August 23, 2004, except for Note 3,
 as to which the date is July 13, 2005

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                                 Balance Sheets

                             June 30, 2004 and 2003

                                                                               2004               2003
                                                                          ------------       ------------
                                                                            (Restated)**       (Restated)*
Current Assets:
             Cash and cash equivalents                                    $    554,354       $  1,361,507
             Accounts Receivable                                                28,925               --
             Loans receivable - employees                                          570              1,455
             Inventory                                                       2,357,864          2,012,275
             Prepaid expenses                                                   64,579             28,722
                                                                          ------------       ------------

             Total Current Assets                                            3,006,292          3,403,959
                                                                          ------------       ------------

Property and Equipment, net                                                  2,301,095          2,129,338
Other Assets                                                                   375,941            410,118
                                                                          ------------       ------------

                                                                          $  5,683,328       $  5,943,415
                                                                          ============       ============

                      Liabilities and Stockholders' Equity
Current Liabilities:
             Accounts Payable and accrued expenses                        $  1,172,527       $    937,005
             Customer Deposits                                                  40,000               --
             Short term debt                                                   300,407            300,407
                                                                          ------------       ------------

             Total Current Liabilities                                       1,512,933          1,237,412
                                                                          ------------       ------------


Stockholders Equity:
             Common Stock, no par value; authorized 200,000,000 shares,
              issued 173,327,412 and 162,994,039 shares, respectively       79,235,712         71,368,361
             Additional paid-in capital                                      1,597,780          1,597,780
             Deficit accumulated during the development stage              (76,663,097)       (68,260,138)
                                                                          ------------       ------------

             Total stockholders' equity                                      4,170,395          4,706,003
                                                                          ------------       ------------


                                                                          $  5,683,328       $  5,943,415
                                                                          ============       ============
* See Note 2(m), 8, 11
** Revision reflects restatements from prior fiscal years. See Note 3.



The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          A Developmental Stage Company

                             Statement of Operations


                                                                                                 From Inception
                                                                                                 (December 10,
                                         Year Ended          Year Ended        Year Ended             1993) to
                                        June 30, 2004      June 30, 2003      June 30, 2002      June 30, 2004
                                        -------------      --------------     -------------     ---------------
                                                             (Restated)*        (Restated)*         (Restated)*

Sales                                   $     733,211      $     184,085      $        --        $     917,296

Cost of Sales                                 284,682             79,189               --              363,871
                                        -------------      -------------      -------------      -------------

Gross Profit                                  448,529            104,896               --              553,425
                                        -------------      -------------      -------------      -------------

Operating Expenses:
 Compensation and related benefits:
   Administrative and engineering       $   3,461,852      $   1,960,333      $   2,023,884      $  19,578,042
   Research and development                   374,437          1,109,220          1,126,323          7,847,433
Research and development expenses             111,635                751              2,129          3,107,985
Selling, general and administrative           643,892            425,756            423,098          3,697,145
Inventory valuation adjustments               586,510            910,444            547,942          3,235,001
Depreciation and amortization                 175,715            240,329            246,871          2,233,569
Amortization of deferred compensation            --                 --                 --            4,064,250
Other operating expenses (Note 11)          2,806,941          2,840,863          2,917,101         21,482,193
                                        -------------      -------------      -------------      -------------

                                            8,160,982          7,487,696          7,287,348         65,245,618
                                        -------------      -------------      -------------      -------------

Operating Loss                             (7,712,453)        (7,382,800)        (7,287,348)       (64,692,193)

Gain (Loss) on sale of fixed assets            (5,669)            11,254               --                5,585
Interest income                                 9,305                689              1,031            268,837
Interest expense                             (694,142)          (987,917)          (711,335)        (5,397,566)
                                        -------------      -------------      -------------      -------------

Net Loss                                   (8,402,959)        (8,358,774)        (7,997,652)       (69,815,337)

Dividends on cumulative Pfd. stock:
From discount at issuance                        --                 --                 --           (5,402,713)
Earned                                           --                 --                 --           (1,445,047)
                                        -------------      -------------      -------------      -------------

Net loss applicable to
     common shareholders                $  (8,402,959)     $  (8,358,774)     $  (7,997,652)     $ (76,663,097)
                                        =============      ==============     ==============      =============

Net Loss per common share:

Net loss per common share               $       (0.05)     $       (0.06)     $       (0.06)     $       (1.05)
                                        ==============     ==============     ==============     ==============

Weighted avg. no. of common shares
Basic & Diluted:                          167,982,750        145,150,783        125,746,307         72,732,317
                                        =============      =============      =============      =============


* See Note 2(m), 8, 11



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


                                                                         IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                           (a Development Stage Company)

                                                                   Statement of Stockhoders' Equity (Continued)

                                                            From December 10, 1993 (date of inception) to June 30, 2004


                                                   Preferred Stock (**)              Common Stock              Additional
                                                ----------------------------------------------------------
                                                         Number of                    Number of                  Paid-in
                                                   Shares        Amount        Shares          Amount            Capital
                                                ------------- ------------- -------------- ---------------     ------------
Balance at June 30, 1997 (restated)                          450      4,500,000     24,905,084    15,739,729     3,663,120
                                                     -----------    -----------    -----------   -----------   -----------

Preferred stock sold, including dividends
    and placement fees                                       501      5,010,000           --            --       1,290,515

Conversion of preferred stock to common stock               (340)    (3,400,000)     6,502,448     4,644,307    (1,210,414)

Common stock sold                                           --             --          500,000       200,000          --

Common stock issued in exchange for services                --             --          956,000     1,419,130          --

Common stock issued for compensation                        --             --           64,300        54,408          --

Common stock issued with exercise of stock options          --             --           65,712        22,999          --

Common stock issued in exchange for
    licensing agreement                                     --             --        3,500,000     1,890,000    (3,199,000)

Dividends accrued on preferred stock not
    yet converted                                           --             --             --            --            --

Stock options granted                                       --             --             --            --       1,340,625

Collection of stock subscriptions                           --             --             --          12,500          --

Amortization of deferred compentsation                      --             --             --            --            --


Net loss (restated)*                                        --             --             --            --            --
                                                     -----------    -----------    -----------   -----------   -----------

Balance at June 30, 1998 (restated)*                        611      6,110,000     36,493,544    23,983,073     1,884,846
                                                     -----------    -----------    -----------   -----------   -----------

* See Note 2(m), 8, 11




                                                      Deficit
                                                    Accumulated
                                                    During the
                                                    Development   Subscriptions    Deferred
                                                       Stage       Receivable    Compensation      Total
                                                   -------------- ------------- --------------- -------------
Balance at June 30, 1997 (restated)                  (18,298,930)       (35,559)    (1,379,125)     4,189,235
                                                     -----------    -----------    -----------    -----------

Preferred stock sold, including dividends
    and placement fees                                (1,741,015)          --             --        4,559,500

Conversion of preferred stock to common stock               --             --             --           33,893

Common stock sold                                           --             --             --          200,000

Common stock issued in exchange for services                --             --             --        1,419,130

Common stock issued for compensation                        --             --             --           54,408

Common stock issued with exercise of stock options          --             --             --           22,999

Common stock issued in exchange for
    licensing agreement                                     --             --             --       (1,309,000)

Dividends accrued on preferred stock not
    yet converted                                       (315,000)          --             --         (315,000)

Stock options granted                                       --             --       (1,340,625)          --


Collection of stock subscriptions                           --           21,250           --           33,750

Amortization of deferred compentsation                      --             --        1,418,938      1,418,938


Net loss (restated)*                                  (6,715,732)*         --             --       (6,715,732)*
                                                     -----------    -----------    -----------    -----------

Balance at June 30, 1998 (restated)*                 (27,070,677)*      (14,309)    (1,300,812)     3,592,121 *
                                                     -----------    -----------    -----------    -----------

* See Note 2(m), 8, 11



               See accompanying notes to the financial statements.

                                                                         IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                           (a Development Stage Company)

                                                                   Statement of Stockhoders' Equity (Continued)

                                                            From December 10, 1993 (date of inception) to June 30, 2004


                                                   Preferred Stock (**)              Common Stock                Additional
                                                ----------------------------------------------------------
                                                         Number of                    Number of                   Paid-in
                                                   Shares        Amount        Shares          Amount             Capital
                                                ------------- ------------- -------------- ---------------     -------------

Balance at June 30, 1998 (restated)*                          611      6,110,000     36,493,544    23,983,073     1,884,846
                                                      -----------    -----------    -----------   -----------   -----------

Preferred stock issued - satisfaction of debt                 138      1,380,000           --            --        (161,348)

Conversion of preferred stock to common stock                (153)    (1,530,000)     4,865,034     1,972,296      (442,296)

Common stock sold                                            --             --          200,000        60,000          --

Common stock issued - exchange for services
    and compensation                                         --             --          719,442       301,210          --

Common stock issued - repayment of debt                      --             --        2,974,043     1,196,992          --

Common stock issued in exchange for loan fees                --             --          480,000       292,694          --

Common stock issued with exercise of stock options           --             --           65,612       124,464          --

Common stock issued in satisfaction of
    licensing agreement payable                              --             --        3,500,000     1,890,000          --

Redeemable preferred stock sold, deemed dividend             --             --             --            --            --

Dividends accrued-preferred stock not yet converted          --             --             --            --            --

Stock options granted                                        --             --             --            --         209,625

Amortization of deferred compentsation                       --             --             --            --            --


Net loss (restated)*                                         --             --             --            --            --
                                                      -----------    -----------    -----------   -----------   -----------

Balance at June 30, 1999 (restated)*                         596      5,960,000     49,297,675    29,820,729     1,490,827
                                                      -----------    -----------    -----------   -----------   -----------

* See Note 2(m), 8, 11






                                                         Deficit
                                                       Accumulated
                                                       During the
                                                       Development   Subscriptions    Deferred
                                                          Stage       Receivable    Compensation      Total
                                                      -------------- ------------- --------------- -------------

Balance at June 30, 1998 (restated)*                  (27,070,677)*      (14,309)    (1,300,812)     3,592,121 *
                                                      -----------    -----------    -----------    -----------


Preferred stock issued - satisfaction of debt            (492,857)          --             --          725,795

Conversion of preferred stock to common stock                --             --             --             --

Common stock sold                                            --             --             --           60,000

Common stock issued - exchange for services
    and compensation                                         --             --             --          301,210

Common stock issued - repayment of debt                      --             --             --        1,196,992

Common stock issued in exchange for loan fees                --             --             --          292,694

Common stock issued with exercise of stock options           --             --             --          124,464

Common stock issued in satisfaction of
    licensing agreement payable                              --             --             --        1,890,000

Redeemable preferred stock sold, deemed dividend         (127,117)          --             --         (127,117)

Dividends accrued-preferred stock not yet converted      (329,176)          --             --         (329,176)

Stock options granted                                        --             --         (209,625)          --


Amortization of deferred compentsation                       --             --        1,510,437      1,510,437


Net loss (restated)*                                   (6,543,292)*         --             --       (6,543,292)*
                                                      -----------    -----------    -----------    -----------

Balance at June 30, 1999 (restated)*                  (34,563,119)*      (14,309)          --        2,694,128 *
                                                      -----------    -----------    -----------    -----------

* See Note 2(m), 8, 11



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

                                                                          IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                           (a Development Stage Company)

                                                                    Statement of Stockhoders' Equity (Continued)

                                                            From December 10, 1993 (date of inception) to June 30, 2004


                                                          Preferred Stock (**)              Common Stock            Additional
                                                       -----------------------------------------------------------
                                                                Number of                    Number of               Paid-in
                                                          Shares        Amount         Shares          Amount        Capital
                                                       ------------- ------------- --------------- --------------- -------------

Balance at June 30, 1999 (restated)*                          596       5,960,000      49,297,675     29,820,729       1,490,827
                                                      ------------    ------------    ------------   ------------    ------------


Conversion of convertible debentures                         --              --         4,060,398      3,958,223            --

Conversion of preferred stock to common, net                 (596)     (5,960,000)     45,415,734      7,313,334        (648,885)

Common stock sold                                            --              --           100,000        157,000            --

Common stock issued - exchange for services
    and compensation, net of cancelled shares                --              --           137,000        (18,675)           --

Common stock issued - repayment of debt
   and accrued interest                                      --              --         5,061,294      1,067,665            --

Common stock issued in exchange for
    interest and loan fees                                   --              --             7,297          2,408            --

Common stock issued with exercise of stock options           --              --         1,281,628        395,810         157,988

Common stock issued with exercise of warrants                --              --           150,652        121,563          97,850

Issuance of note payable with warrants at a discount         --              --              --             --           500,000

Dividends accrued-preferred stock not yet converted          --              --              --             --              --


Net loss (restated)*                                         --              --              --             --              --
                                                     ------------    ------------    ------------   ------------    ------------

Balance at June 30, 2000 (restated)*                         --              --       105,511,678     42,818,057       1,597,780
                                                     ------------    ------------    ------------   ------------    ------------

* See Note 2(m), 8, 11





                                                       Deficit
                                                     Accumulated
                                                     During the

                                                     Development    Subscriptions   Deferred
                                                        Stage        Receivable   Compensation      Total
                                                   ---------------- ------------- -------------- -------------


Balance at June 30, 1999 (restated)*                 (34,563,119)*       (14,309)    --           2,694,128 *
                                                     ------------    ------------    ---        ------------


Conversion of convertible debentures                         --              --       --           3,958,223

Conversion of preferred stock to common, net                 --              --       --             704,449

Common stock sold                                            --              --       --             157,000

Common stock issued - exchange for services
    and compensation, net of cancelled shares                --              --       --             (18,675)

Common stock issued - repayment of debt
   and accrued interest                                      --              --       --           1,067,665

Common stock issued in exchange for
    interest and loan fees                                   --              --       --               2,408

Common stock issued with exercise of stock options           --           (13,599)    --             540,199

Common stock issued with exercise of warrants                --              --       --             219,413

Issuance of note payable with warrants at a discount         --              --       --             500,000

Dividends accrued-preferred stock not yet converted      (145,950)           --       --            (145,950)



Net loss (restated)*                                   (6,531,662)*          --       --          (6,531,662)*
                                                     ------------    ------------    ---        ------------

Balance at June 30, 2000 (restated)*                  (41,240,731)*       (27,908)    --           3,147,198 *
                                                     ------------    ------------    ---        ------------

* See Note 2(m), 8, 11



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


                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                  Statement of Stockhoders' Equity (Continued)

           From December 10, 1993 (date of inception) to June 30, 2004




                                                          Preferred Stock (**)              Common Stock            Additional
                                                       -----------------------------------------------------------
                                                                Number of                    Number of               Paid-in
                                                          Shares        Amount         Shares          Amount        Capital
                                                       ------------- ------------- --------------- --------------- -------------

Balance at June 30, 2000 (restated)*                      --             --            105,511,678    42,818,057     1,597,780
                                                          ----    -----------          -----------   -----------   -----------


Preferred stock sold, including dividends                  500      5,000,000                 --            --         708,130

Conversion of preferred stock to common, net              (500)    (5,000,000)           5,664,067     5,580,531      (708,130)

Common stock issued - line of equity transactions         --             --              3,407,613     3,143,666          --

Common stock issued - exchange for services
    and compensation                                      --             --                153,500       227,855          --

Common stock issued - repayment of debt
   and accrued interest                                   --             --                810,000     1,393,200          --

Common stock issued with exercise of stock options        --             --              3,781,614     1,868,585          --

Common stock issued with exercise of warrants             --             --                 99,375       119,887          --

Dividends accrued-preferred stock                         --             --                   --            --            --


Net loss (restated)*                                      --             --                   --            --            --
                                                          ----    -----------          -----------   -----------   -----------

Balance at June 30, 2001 (restated)*                      --             --            119,427,847    55,151,781     1,597,780
                                                          ====    ===========          ===========   ===========   ===========

* See Note 2(m), 8, 11






                                                       Deficit
                                                     Accumulated
                                                     During the

                                                     Development    Subscriptions   Deferred
                                                        Stage        Receivable   Compensation      Total
                                                   ---------------- ------------- -------------- -------------

Balance at June 30, 2000 (restated)*                  (41,240,731)*     (27,908)        --        3,147,198 *
                                                     ------------      --------        ---      -----------


Preferred stock sold, including dividends                (708,130)         --           --        5,000,000

Conversion of preferred stock to common, net                 --            --           --         (127,599)

Common stock issued - line of equity transactions            --            --           --        3,143,666

Common stock issued - exchange for services
    and compensation                                         --            --           --          227,855

Common stock issued - repayment of debt
   and accrued interest                                      --            --           --        1,393,200

Common stock issued with exercise of stock options           --          13,599         --        1,882,184

Common stock issued with exercise of warrants                --            --           --          119,887

Dividends accrued-preferred stock                        (422,401)         --           --         (422,401)


Net loss (restated)*                                   (9,532,450)*        --           --       (9,532,450)*
                                                     ------------      --------        ---      -----------

Balance at June 30, 2001 (restated)*                  (51,903,712)*     (14,309)        --        4,831,540 *
                                                     ============      ========        ===      ===========

* See Note 2(m), 8, 11





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

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                  Statement of Stockhoders' Equity (Continued)

           From December 10, 1993 (date of inception) to June 30, 2004




                                                          Preferred Stock (**)              Common Stock            Additional
                                                       -----------------------------------------------------------
                                                                Number of                    Number of               Paid-in
                                                          Shares        Amount         Shares          Amount        Capital
                                                       ------------- ------------- --------------- --------------- -------------

Balance at June 30, 2001 (restated)*                      --             --            119,427,847    55,151,781     1,597,780
                                                          ----    -----------          -----------   -----------   -----------

Common stock issued - line of equity transactions         --             --             11,607,866     6,213,805          --

Common stock issued - exchange for services
    and compensation                                      --             --                560,000       294,350          --

Net loss (restated)*                                      --             --                   --            --            --
                                                          ----    -----------          -----------   -----------   -----------

Balance at June 30, 2002 (restated)*                      --      $      --            131,595,713    61,659,936   $ 1,597,780


Common stock issued - line of equity transactions         --             --             29,390,708     8,737,772          --

Common stock issued - exchange for services
    and compensation                                      --             --              2,007,618       970,653          --


Payment of subscriptions receivable                       --             --                  --             --            --

Net loss (restated)*                                      --             --                  --             --            --
                                                          ----    -----------          -----------   -----------   -----------

Balance at June 30, 2003 (restated)*                      --             --            162,994,039     71,368,361    1,597,780
                                                          ----    -----------          -----------   -----------   -----------

* See Note 2(m), 8, 11






                                                       Deficit
                                                     Accumulated
                                                     During the

                                                     Development    Subscriptions   Deferred
                                                        Stage        Receivable   Compensation      Total
                                                   ---------------- ------------- -------------- -------------

Balance at June 30, 2001 (restated)*                  (51,903,712)*     (14,309)        --        4,831,540 *
                                                     ------------      --------        ---      -----------

Common stock issued - line of equity transactions            --            --           --        6,213,805

Common stock issued - exchange for services
    and compensation                                         --            --       (117,600)       176,750

Net loss (restated)*                                   (7,997,652)*        --           --       (7,997,652)*
                                                     ------------      --------        ---      -----------

Balance at June 30, 2002 (restated)*                  (59,901,364)*     (14,309)        --        3,224,443 *


Common stock issued - line of equity transactions           --             --           --        8,737,772

Common stock issued - exchange for services
    and compensation                                        --             --         117,600     1,088,253


Payment of subscriptions receivable                         --           14,309         --           14,309

Net loss (restated)*                                   (8,358,774)*        --           --       (8,358,774)*
                                                     ------------      --------        ---      -----------

Balance at June 30, 2003 (restated)*                  (68,260,138)*        --           --        4,706,003 *
                                                     ------------      --------        ---      -----------

* See Note 2(m), 8, 11





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

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                  Statement of Stockhoders' Equity (Continued)

           From December 10, 1993 (date of inception) to June 30, 2004




                                                          Preferred Stock (**)              Common Stock            Additional
                                                       -----------------------------------------------------------
                                                                Number of                    Number of               Paid-in
                                                          Shares        Amount         Shares          Amount        Capital
                                                       ------------- ------------- --------------- --------------- -------------

Balance at June 30, 2003 (restated)*                      --             --            162,994,039    71,368,361     1,597,780
                                                          ----    -----------          -----------   -----------   -----------

Common stock issued - line of equity transactions         --             --              8,630,819     6,541,700          --

Common stock issued - exchange for services
    and compensation                                      --             --                734,785       832,950          --

Common stock issued - exercise of stock options           --             --                967,769       492,701          --

Net loss                                                  --             --                   --            --            --
                                                          ----    -----------          -----------   -----------   -----------


Balance at June 30, 2004 (Restated)**                     --      $      --            173,327,412   $ 79,235,712   $ 1,597,780
                                                          ====    ===========          ===========   ============   ===========

* See Note 2(m), 8, 11
** Revision reflects restatements from prior fiscal years.  See Note 3






                                                       Deficit
                                                     Accumulated
                                                     During the

                                                     Development    Subscriptions   Deferred
                                                        Stage        Receivable   Compensation      Total
                                                   ---------------- ------------- -------------- -------------

Balance at June 30, 2003 (restated)*                  (68,260,138)*        --           --        4,706,003 *
                                                     ------------      --------        ---      -----------

Common stock issued - line of equity transactions            --            --           --        6,541,700

Common stock issued - exchange for services
    and compensation                                         --            --       (117,600)       832,950

Common stock issued - exercise of stock options              --            --           --          492,701

Net loss                                               (8,402,959)         --           --       (8,402,959)
                                                     ------------      --------        ---      -----------


Balance at June 30, 2004 (Restated)**                $(76,663,097)*    $   --        $  --      $ 4,170,395 *
                                                     ============      ========        ===      ===========

* See Note 2(m), 8, 11
** Revision reflects restatements from prior fiscal years.  See Note 3





** See Note 15 for a detailed breakdown by Series.

              See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                             Statement of Cash Flows

                                                                                                            From Inception
                                                                                                            (December 10,
                                                           Year Ended      Year Ended      Year Ended          1993) to
                                                          June 30, 2004   June 30, 2003   June 30, 2002     June 30, 2004
                                                          -------------   -------------   -------------    -----------------
                                                                           (Restated)*      (Restated)*        (Restated)*

Net loss                                                 $ (8,402,959)   $ (8,358,774)   $ (7,997,652)      $ (69,815,337)
                                                          -------------   -------------   -------------     --------------
Adjustments to reconcile net loss to net cash
  used for operating activities:
    Depreciation and amoritization                            175,715         240,329         246,871           2,233,569
    Gain on sale of fixed assets                                5,669         (11,254)           -                 (5,585)
    Inventory valuation adjustment                            586,510         910,444         547,942           3,235,001
    Amoritization of deferred compensation                       -               -               -              4,064,250
    Noncash interest, compensation and consulting service   1,521,346       1,827,425         863,447          17,294,758
    (Increase) decrease in loans receivable - employees       (28,040)             16           6,929             (68,181)
    (Increase) decrease in inventories                       (932,099)          3,457        (668,934)         (2,534,602)
    (Increase) decrease in prepaid expenses                   (35,857)         27,985          (8,095)            (64,579)
    (Increase) decrease in other assets                          -            131,909         (52,697)           (306,618)
    Increase (decrease) in accounts payable and
      accrued expenses                                        235,522        (300,554)        446,928           1,206,907
    Increase (decrease) in other current liabilities           40,000            -               -                 40,000
                                                              --------       ---------       ---------         ----------


        Total adjustments                                   1,568,766       2,829,757       1,382,391          25,094,920
                                                            ----------      ----------      ----------         ----------

        Net cash used for operating activities             (6,834,193)     (5,529,017)     (6,615,261)        (44,720,417)
                                                           -----------     -----------     -----------        ------------


Cash flows from investing activities:
     Proceeds from sale of property & equipment                18,603          11,254                              29,857
     Prototype equipment                                           -               -               -           (2,799,031)
     Capital expenditures                                    (334,264)        (43,314)        (78,055)         (4,406,500)
                                                             ---------        --------        --------         -----------

        Net cash used for investing activities               (315,661)        (32,060)        (78,055)         (7,175,674)
                                                             ---------        --------        --------         -----------



Cash flows from financing activities:
     Repayment of capital lease obligation                       -               -             (4,056)            (50,289)
     Proceeds from convertible debenture                         -               -               -              3,240,000
     Proceeds from (repayments) loan payable, net                -         (1,153,310)      1,100,000           2,595,029
     Proceeds from issuance of preferred stock                   -               -               -             18,039,500
     Proceeds from exercise of stock options                  492,701                            -                900,585
     Net proceeds from issuance of common stock             5,850,000       7,881,000       5,585,000          27,725,620
                                                           ----------      ----------      ----------          ----------


       Net cash provided by financing activities            6,342,701       6,727,690       6,680,944          52,450,445
                                                           ----------      ----------      ----------          ----------

Net increase (decrease) in cash and cash equivalents        (807,153)       1,166,613         (12,372)            554,354

Cash and cash equivalents at beginning of period           1,361,507          194,894         207,266                -
                                                           ----------         --------        --------               -

Cash and cash equivalents at end of period                 $ 554,354      $ 1,361,507       $ 194,894           $ 554,354
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

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                          Notes to Financial Statements


(1)      BACKGROUND

The Company, ("Imaging Diagnostic Systems, Inc.") was organized in the state of New Jersey on November 8, 1985, under its original name of Alkan Corp. On April 14, 1994, a reverse merger was effected between Alkan Corp. and the Florida corporation of Imaging Diagnostic Systems, Inc. ("IDSI-Fl."). IDSI-Fl. was formed on December 10, 1993. (See Note 4) Effective July 1, 1995 the Company changed its corporate status to a Florida corporation.

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

         (m) Intangible assets


                Intangible assets, consisting of the patent license agreement and certain initial UL and CE costs are reflected in "Other Assets" on the balance sheet, net of accumulated amortization (Note 8). The patent license agreement has a fixed life of seventeen years and will continue to be amortized over its remaining useful life. During the fiscal year ending June 30, 1999, we incurred costs of $8,225 related to the process of obtaining UL and CE approvals and determined that these costs should be amortized based on their useful life of three years on a straight-line basis.

                During the fiscal years ending June 30, 2001 and 2002, we engaged the services of an outside consulting firm to develop the systems and protocols necessary for us to obtain UL & CE Mark approvals. We recorded the initial costs of these systems and protocols as an intangible asset with an indefinite life because we believed that the costs of obtaining them applied to our Company's entire functional process including manufacturing, labeling and compliance as well as their application to the core technology of the CTLM(R). The costs associated with obtaining the UL approval were $61,766 and the costs associated with obtaining the CE Mark and complying with the ISO requirements underlying the CE Mark were $368,536. These costs included the development of the systems and protocols, the initial inspection of our manufacturing facility including quality control, and initial testing of the device to establish that the device met UL standards. The costs associated with maintenance fees, upgrades or inspection fees are expensed as period costs. The costs of the systems and protocols and obtaining initial UL and CE approvals have been reviewed for potential impairment whenever events or circumstances



                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


                indicate that carrying amounts may not be recoverable, in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company has adopted SFAS 142 for its fiscal year beginning July 2001. As of June 30, 2004, the Company has determined that there is no impairment loss that needs to be recognized at this time with respect to the UL and CE approvals.

                As a result of the SEC Staff's recent comments regarding our accounting treatment of our initial UL and CE costs as an indefinite-lived asset and our subsequent FDA regulatory process as a period cost, we made a decision to follow a conservative path in the treatment of these assets and have reclassified these intangible assets to certification expense.


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

                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)



(3)      RESTATEMENT

The June 30, 1998 through 2003 financial statements have been restated for the expensing of certain costs previously capitalized as intangible assets, and for compensation expense recorded on options granted to officers of the Company which should not have been accounted for under variable plan treatment. The cumulative net effect on stockholders' equity through June 30, 2003 was an increase of $584,184. A detailed analysis of this restatement and its effect on the net loss applicable to common shareholders on an annual basis is as follows:

 Fiscal year ended
       June 30,        Intangible asset      Compensation          Total
 ------------------    ----------------      ------------      -------------
       1998            $        -            $    265,978      $     265,978
       1999                     -                 263,902            263,902
       2000                     -               1,491,267          1,491,267
       2001                 (372,410)            (566,211)          (938,621)
       2002                  (57,892)            (262,200)          (320,092)
       2003                     -                (178,250)          (178,250)
                       -----------------     -------------     -------------

      Totals           $    (430,302)        $  1,014,486      $     584,184
                       =================     ==============    =============





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


(6)      INVENTORIES

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


(6)      INVENTORIES (Continued)

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
                                                   =========


                                                                     (Continued)

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(8)      OTHER ASSETS


Other assets consist of the following:
                                                              June 30,
                                                      -------------------------
                                                           2004         2003
                                                      -----------   -----------
                                                       (Restated)    (Restated)
Patent license agreement, net of accumulated
  amortization of $205,059 and $170,882 respectively   $  375,942    $  410,118
                                                       ----------    ----------

         Totals                                        $  375,942    $  410,118
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

The core costs of obtaining the initial UL and CE approvals have an indefinite life, and intangible assets having an indefinite life are not amortized at the point of acquisition or subsequent to point of acquisition in accordance with the guidance of FAS 142. We recorded the initial costs of these systems and protocols as an intangible asset with an indefinite life because we believed that the costs of obtaining them applied to our Company's entire functional process including manufacturing, labeling and compliance. We followed the guidance provided in a paradigm, Figure 23-1: Summary of Accounting for Intangible Assets by FAS-142, in which questions are asked relative to indefinite life, asset impairment and whether assumption of indefinite life is still valid.

As a result of the SEC Staff's recent comments regarding our accounting treatment of our initial UL and CE costs and subsequent FDA regulatory process costs, we made a decision to follow a conservative path in the treatment of these assets and have reclassified these intangible assets to certification expense. This reclassification resulted in a decrease of $430,302 in Other Assets and an increase of $430,302 to Deficit accumulated during the development stage. This restatement is retroactive to the dates of acquisition of the intangible assets, which occurred during fiscal years 2001 and 2002.



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


                                                                     (Continued)

(11)     OTHER OPERATING EXPENSES


                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(11) OTHER OPERATING EXPENSES

Other operating expenses as follows:

                                                                                                  From Inception
                                                                                                 (December 10,
                                         Year Ended          Year Ended        Year Ended             1993) to
                                        June 30, 2004      June 30, 2003      June 30, 2002      June 30, 2004
                                        -------------      --------------     -------------     ---------------
                                                                                 (Restated)*         (Restated)*

Certification expenses                     $ 51,359            $ 38,814          $ 103,627         $   566,210
Advertising and promotion expenses          137,274              62,325            173,956           1,369,519
Clinical expenses                            51,647              56,024            102,178             741,862
Consulting expenses                         402,156             377,272            380,049           4,659,521
Insurance expenses                          448,909             382,932            316,256           2,036,325
Inventory restocking costs                        -                   -                  -             377,006
Professional fees                           430,813             512,779            405,236           3,554,638
Sales and property taxes                     61,252              49,632             54,405             565,337
Stockholder expenses                        214,197             128,391            178,303             860,841
Trade show expenses                         222,646             143,889            160,806           1,507,845
Travel and subsistence costs                324,239             238,322            552,875           2,339,348
Rent expense                                 12,449               8,630             11,435             337,419
Loan placement expenses and fees                  -                   -             15,000             671,494
Liquidated damages (income) costs                 -                   -                  -             140,000
Settlement expenses                         450,000             841,853            176,750           1,468,603
Death benefit expenses                           -                   -             286,225             286,225
                                            -------           ---------         ----------           ---------

Total other operating expenses            2,806,941           2,840,863          2,917,101          21,482,193
                                          =========           =========         ==========          ==========

* See Note 2(m) & 8


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
===============================================================================================


At June 30, 2004, the Company has issued options pursuant to four different stock option plans, which have been previously described. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans with respect to its employees.




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



                                                                                                     From
                                                                                                     Inception
                                                                                                  (December 10,
                                               Year Ended       Year Ended        Year Ended         1993) to
                                            June 30, 2004     June 30, 2003     June 30, 2002     June 30, 2004
                                            -------------     -------------     -------------    --------------
                                                                (Restated)*       (Restated)*      (Restated)*

Net loss to common shareholders -
         As reported                        $  (8,402,959)    $  (8,358,774)    $   (7,997,652)  $ (76,663,097)
                                            =============     =============     ==============   =============

         Pro forma                          $  (7,221,569)    $  (7,507,194)    $   (7,351,175)  $ (66,180,086)
                                            =============     =============     ==============   =============

Basic and diluted loss per share -
         As reported                        $      (.05)      $      (.06)      $      (.06)     $      (1.05)
                                            ==============    ==============   ==============    ==============


         Pro forma                          $      (.04)      $      (.05)      $      (.06)     $      (0.91)

                                            ==============    ==============   ==============    ==============
* See Note 2(m), 8, 11




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

Pursuant to the requirements of the Securities Act of 1933, as amended, this Amended Annual Report on Form 10-K/A2 has been signed by the following persons in the capacities and on the dates indicated.


Signatures                      Title                                          Date
----------                      -----                                          ----

/s/Timothy B. Hansen            Chief Executive Officer                    July 20, 2005
--------------------
Timothy B. Hansen               and Director


/s/Allan L. Schwartz            Director, Executive Vice-President,        July 20, 2005
--------------------
Allan L. Schwartz               and Chief Financial Officer
                                (Principal Accounting and Financial
                                Officer)


/s/ Jay S. Bendis               Co-Chairman of the Board                   July 20, 2005
-----------------
Jay S. Bendis                   and Director


/s/ Patrick J. Gorman           Co-Chairman of the Board                   July 20, 2005
---------------------
Patrick J. Gorman               and Director


/s/ Sherman Lazrus              Director                                   July 20, 2005
---------------------
Sherman Lazrus


/s/ Edward Rolquin              Director                                   July 20, 2005
------------------
Edward Rolquin

