Form 10-Q/A
period 2004-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2005-07-20
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                 Amendment No. 1

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

                                EXPLANATORY NOTE

Imaging Diagnostic Systems, Inc. (the "Company") is filing this Form 10-Q/A as Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, originally filed with the Securities and Exchange Commission (the "SEC") on November 8, 2004 (the "Original Filing") to address comments from the staff of the SEC in connection with the staff's review of the Annual Report on Form 10-K for the period ending June 30, 2004.

We have amended Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations", to reflect the net losses applicable to common shareholders since inception through September 30, 2004 and the working capital as of September 30, 2004 & 2003 and June 30, 2004.

As a result of this amendment, the certifications pursuant to Section 302 and
Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-Q/A.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)


                         Part I - Financial Information

Item 1.    Financial Statements
                                                                          Page

Condensed Balance Sheet -
      September 30, 2004 and June 30, 2004                                 4

Condensed Statement of Operations -
      Three months ended
      September 30, 2004 and 2003, and December 10,
      1993(date of inception) to September 30, 2004                        5

Condensed Statement of Cash Flows -
      Three months ended September 30, 2004 and
      2003, and December 10, 1993(date of inception)
      to September 30, 2004                                                6

Notes to Condensed Financial Statements                                    7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Financial Condition and Results                                      9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk     11

Item 4.    Controls and Procedures                                        11

                           Part II - Other Information

Item 1.    Legal Proceedings                                              13

Item 2.    Changes in Securities                                          13

Item 3.    Defaults Upon Senior Securities                                13

Item 4.    Submission of Matters to a Vote of
           Security Holders                                               13

Item 5.    Other Information                                              13

Item 6.    Exhibits and Reports on Form 8-K                               21


Signatures                                                                22

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet

                                     Assets


                                            Sept. 30, 2004     Jun. 30, 2004
                                            --------------     -------------
                                              (Restated)**      (Restated)**
Current Assets:                                 Unaudited            *
              Cash                           $    766,614      $    554,354
              Accounts Receivable                  22,072            28,925
              Inventory                         2,319,505         2,357,864
              Prepaid expenses                    146,391            64,579
              Other current assets                    370               570
                                             ------------      ------------

              Total Current Assets              3,254,952         3,006,292
                                             ------------      ------------

Property and Equipment, net                     2,266,280         2,301,095
Other Assets                                      367,397           375,941
                                             ------------      ------------

                                             $  5,888,629      $  5,683,328
                                             ============      ============

                      Liabilities and Stockholders' Equity
Current Liabilities:
              Accounts Payable and
                Accrued Expenses             $  1,054,649      $  1,172,526
              Customer Deposits                    40,000            40,000
              Short term debt                     300,407           300,407
                                             ------------      ------------

              Total Current Liabilities         1,395,056         1,512,933
                                             ------------      ------------


Stockholders Equity:
              Common Stock                     81,396,232        79,235,712
              Additional paid-in capital        1,597,780         1,597,780
              Deficit accumulated during
                development stage             (78,500,439)      (76,663,097)
                                             ------------      ------------

              Total stockholders' equity        4,493,573         4,170,395
                                             ------------      ------------

                                             $  5,888,629      $  5,683,328
                                             ============      ============


* Condensed from audited financial statements.
** Revision reflects restatements from prior fiscal years.

The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                           A Development Stage Company
                                   (Unaudited)
                        Condensed Statement of Operations


                                                         3 Months Ended             Since Inception
                                                          September 30,             (12/10/93) to
                                                    2004               2003         Sept. 30, 2004
                                               -------------       -------------    ----------------
                                                                                      (Restated)**
Net Sales                                      $      -            $     -          $    917,296
Cost of Sales                                         -                  -               363,871
                                               -------------       -------------    -------------

Gross Profit                                          -                  -               553,425
                                               -------------       -------------    -------------

Operating Expenses:
  General and administrative                   $    710,520       $  1,192,445      $ 41,282,463
  Research and development                          533,091             91,007        12,230,371
  Sales and marketing                               248,127             58,281         3,691,701
  Inventory valuation adjustments                   122,236               -            3,357,237
  Depreciation and amortization                      47,832             38,165         2,281,401
  Amortization of deferred compensation                -                  -            4,064,250
                                               -------------       -------------    -------------

                                                  1,661,806          1,379,898        66,907,423
                                               -------------       -------------    -------------

Operating Loss                                   (1,661,806)        (1,379,898)      (66,353,998)

Gain on sale of fixed assets                            -                  -               5,585
Interest income                                       1,021              5,106           269,858
Interest expense                                   (176,558)          (312,122)       (5,574,124)
                                               -------------       -------------    -------------

Net Loss                                         (1,837,343)        (1,686,914)      (71,652,679)

Dividends on cumulative Pfd. stock:
From discount at issuance                              -                  -           (5,402,713)
Earned                                                 -                  -           (1,445,047)
                                               -------------       -------------    -------------

Net loss applicable to
     common shareholders                        $(1,837,343)      $ (1,686,914)     $(78,500,439)
                                                =============     ==============   ==============

Net Loss per common share:
Basic and Diluted:
Net loss per common share                       $    (0.01)       $     (0.01)      $     (1.05)
                                                ============      =============     ============

Weighted avg. no. of common shares               176,855,811        165,289,775       75,097,204
                                                ============       ============     ============

** Revision reflects restatements from prior fiscal years.



The accompanying notes are an integral part of these condensed financial statements.

                                          IMAGING DIAGNOSTIC SYSTEMS, INC.
                                            (A Development Stage Company)
                                          Condensed Statement of Cash Flows

                                                                 Three Months                  Since Inception
                                                              Ended September 30,              (12/10/93) to
                                                            2004                2003            Sept. 30, 2004
                                                      ---------------      --------------      -------------------

                                                                                                 (Restated)**
Cash provided by (used for) Operations:
              Net loss                                 $ (1,837,343)        $ (1,686,914)       $(71,652,680)
              Changes in assets and liabilities             103,568             (497,630)         25,198,488
                                                       ------------         ------------        ------------
              Net cash used by operations                (1,733,775)          (2,184,544)        (46,454,192)
                                                       ------------         ------------        ------------



Investments
      Proceeds from sale of property & equipment               -                    -                 29,857
      Capital expenditures                                   (4,473)            (198,132)         (7,210,004)
                                                       ------------         ------------        ------------
      Cash used for investments                              (4,473)            (198,132)         (7,180,147)
                                                       ------------         ------------        ------------


Cash flows from financing activities:
      Repayment of capital lease obligation                    -                    -                (50,289)
      Other financing activities - NET                         -                    -              5,835,029
      Proceeds from issuance of preferred stock                -                    -             18,039,500
      Net proceeds from issuance of common stock          1,950,508            2,674,989          30,576,713
                                                       ------------         ------------        ------------

      Net cash provided by financing activities           1,950,508            2,674,989          54,400,953
                                                       ------------         ------------        ------------

Net increase (decrease) in cash                             212,260              292,313             766,614

Cash, beginning of period                                   554,354            1,361,507                -
                                                       ------------         ------------        ------------

Cash, end of period                                    $    766,614         $  1,653,820        $    766,614
                                                       ============         ============        ============

** Revision reflects restatements from prior fiscal years.

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


We have incurred net losses applicable to common shareholders since inception through September 30, 2004 of approximately $78,500,439 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the CTLM(R), expenses associated with our FDA PMA process, and the costs associated with advanced product development activities. There can be no assurances that the CTLM(R) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(R) to allow us to operate profitably.



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


Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties. Net cash used for operating and product development expenses during the first quarter ending September 30, 2004, was $1,733,775 primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities, compared to $2,184,544 in the same quarter ending September 30, 2003. At September 30, 2004, we had working capital of $1,859,896 compared to working capital of $2,994,756 at September 30, 2003, and $1,493,359 at June 30, 2004.


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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:July 20, 2005                 Imaging Diagnostic Systems, Inc.

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