Form 10-Q/A
period 2004-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2005-07-20
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 2
[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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


                                EXPLANATORY NOTE

Imaging Diagnostic Systems, Inc. (the "Company") is filing this Form 10-Q/A as Amendment No. 2 to our Quarterly Report on Form 10-Q for the period ended December 31, 2004, originally filed with the Securities and Exchange Commission (the "SEC") on February 9, 2005 (the "Original Filing") and Amendment No. 1 originally filed with the SEC on June 7, 2005 to address comments from the staff of the SEC in connection with the staff's review of the Original Filing.

We have amended Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations", to reflect the net losses applicable to common shareholders since inception through December 31, 2004 and the working capital as of December 31, 2004 & 2003 and June 30, 2004.

As a result of this amendment, the certifications pursuant to Section 302 and
Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-Q/A2.

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

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet

                                     Assets


                                             Dec. 31, 2004       Jun. 30, 2004
                                              ------------       ------------
                                                (Restated)**      (Restated)**
Current Assets:                                  Unaudited              *
              Cash                            $    538,097       $    554,354
              Accounts Receivable                   14,011             28,925
              Inventory                          2,309,930          2,357,864
              Prepaid expenses                      55,437             64,579
              Other current assets                   4,291                570
                                              ------------       ------------

              Total Current Assets               2,921,766          3,006,292
                                              ------------       ------------

Property and Equipment, net                      2,226,943          2,301,095
Other Assets                                       358,853            375,941
                                              ------------       ------------

                                              $  5,507,562       $  5,683,328
                                              ============       ============

                                Liabilities and Stockholders' Equity
Current Liabilities:
              Accounts Payable and
                Accrued Expenses              $  1,027,658       $  1,172,526
              Customer Deposits                     40,000             40,000
              Short term debt                      300,407            300,407
                                              ------------       ------------

              Total Current Liabilities          1,368,065          1,512,933
                                              ------------       ------------


Stockholders Equity:
              Common Stock                      83,299,091         79,235,712
              Additional paid-in capital         1,597,780          1,597,780
              Deficit accumulated during
                development stage              (80,757,374)       (76,663,097)
                                              ------------       ------------

              Total stockholders' equity         4,139,497          4,170,395
                                              ------------       ------------

                                              $  5,507,562       $  5,683,328
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

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                                   (Unaudited)
                        Condensed Statement of Operations


                                                Six Months Ended               Three Months Ended         Since Inception
                                                   December 31,                    December 31,           (12/10/93) to
                                               2004            2003            2004            2003       Dec. 31, 2004
                                               ----            ----            ----            ----       -------------
                                                                                                           (Restated)**
Net Sales                                  $     -           $     -        $     -         $     -       $    917,296
Cost of Sales                                    -                 -              -               -            363,871
                                           -----------       ----------     -----------     -----------   ------------

Gross Profit                                     -                 -              -               -            553,425
                                           -----------       ----------     -----------     -----------   ------------

Operating Expenses:
  General and administrative                 1,493,595       3,106,812         776,583       1,908,368      42,065,539
  Research and development                   1,439,608         196,307         906,517         111,300      13,136,888
  Sales and marketing                          586,959         250,203         345,324         191,922       4,030,533
  Inventory valuation adjustments              167,368             -            45,132             -         3,402,369
  Depreciation and amortization                 95,663          83,914          47,831          45,749       2,329,232
  Amortization of deferred compensation            -               -               -               -         4,064,250
                                          ------------    ------------    ------------    ------------    ------------

                                             3,783,193       3,637,236       2,121,387       2,257,339      69,028,811
                                          ------------    ------------    ------------    ------------    ------------

Operating Loss                              (3,783,193)     (3,637,236)     (2,121,387)     (2,257,339)    (68,475,386)

Gain/Loss on sale of fixed assets                  -            (5,302)            -            (5,302)          5,585
Interest income                                  2,937           7,619           1,916           2,513         271,774
Interest expense                              (314,021)       (443,061)       (137,463)       (130,938)     (5,711,587)
                                          ------------    ------------    ------------    ------------    ------------

Net Loss                                    (4,094,277)     (4,077,980)     (2,256,934)     (2,391,066)    (73,909,614)

Dividends on cumulative Pfd. stock:
From discount at issuance                          -               -               -               -        (5,402,713)
Earned                                             -               -               -               -        (1,445,047)
                                          ------------    ------------    ------------    ------------    ------------

Net loss applicable to
  common shareholders                     $ (4,094,277)   $ (4,077,980)   $ (2,256,934)   $ (2,391,066)   $(80,757,374)
                                          ============    ============    ============    ============    ============

Net Loss per common share:
Basic and Diluted:
Net loss per common share                   $    (0.02)    $     (0.02)    $     (0.01)    $     (0.01)     $    (1.04)
                                            ===========    ============    ============    ============     ==========

Weighted avg. no. of common shares         179,994,895     166,116,649     183,133,979     166,943,524      77,615,143
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

                                            IMAGING DIAGNOSTIC SYSTEMS, INC.
                                             (A Development Stage Company)
                                           Condensed Statement of Cash Flows


                                                                Six Months               Since Inception
                                                             Ended December 31,          (12/10/93) to
                                                          2004              2003         Dec. 31, 2004
                                                     -------------     -------------    ----------------
                                                                                           (Restated)**
Cash provided by (used for)
      Operations:
              Net loss                               $ (4,094,277)     $ (4,077,980)     $(73,909,614)
              Changes in assets and liabilities           366,539           376,961        25,461,459
                                                     ------------      ------------      ------------
              Net cash used by operations              (3,727,738)       (3,701,019)      (48,448,155)
                                                     ------------      ------------      ------------


Investments
      Proceeds from the sale of property & equipment          -                 -              29,857
      Capital expenditures                                 (4,423)         (315,545)       (7,209,954)
                                                     ------------      ------------      ------------
      Cash used for investments                            (4,423)         (315,545)       (7,180,147)
                                                     ------------      ------------      ------------



Cash flows from financing activities:
      Repayment of capital lease obligation                   -                 -             (50,289)
      Other financing activities - NET                        -                 -           5,835,029
      Proceeds from issuance of preferred stock               -                 -          18,039,500
      Net proceeds from issuance of common stock        3,715,904         3,667,150        32,342,109
                                                     ------------      ------------      ------------

      Net cash provided by financing activities         3,715,904         3,667,150        56,166,349
                                                     ------------      ------------      ------------

Net increase (decrease) in cash                           (16,257)         (349,414)          538,097

Cash, beginning of period                                 554,354         1,361,507               -
                                                     ------------      ------------      ------------

Cash, end of period                                  $    538,097      $  1,012,093      $    538,097
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


We have incurred net losses applicable to common shareholders since inception through December 31, 2004 of approximately $80,757,374 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM(R), expenses associated with our FDA PMA process, and the costs associated with advanced product development activities. There can be no assurances that we will obtain the PMA, that the CTLM(R) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(R) to allow us to operate profitably.


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


Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties. Net cash used for operating and product development expenses during the six months ending December 31, 2004, was $3,727,738 primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities, compared to $3,701,019 in the same six months ending December 31, 2003. At December 31, 2004, we had working capital of $1,553,701 compared to working capital of $2,428,571 at December 31, 2003, and $1,493,359 at June 30, 2004.


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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report on Form 10-Q/A2 to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: July 20, 2005                 Imaging Diagnostic Systems, Inc.

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