Form 10-Q/A
period 2005-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2005-07-20
CIK 790652

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

                                EXPLANATORY NOTE

Imaging Diagnostic Systems, Inc. (the "Company") is filing this Form 10-Q/A as Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005, originally filed with the Securities and Exchange Commission (the "SEC") on May 10, 2005 (the "Original Filing") to address comments from the staff of the SEC in connection with the staff's review of the Annual Report on Form 10-K and Amendment No. 1 for the period ending June 30, 2004.

We have amended Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations", to reflect the net losses applicable to common shareholders since inception through March 31, 2005 and the working capital as of March 31, 2005 & 2004 and June 30, 2004.

As a result of this amendment, the certifications pursuant to Section 302 and
Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-Q/A.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                                                          Page

Condensed Balance Sheet -
      March 31, 2005 and June 30, 2004..................................    4

Condensed Statement of Operations -
      Nine months and three months ended March 31,
      2005 and 2004, and December 10,
      1993 (date of inception) to March 31, 2005........................    5

Condensed Statement of Cash Flows -
      Nine months ended March 31, 2005 and 2004,
      and December 10, 1993 (date of inception)
      to March 31, 2005.................................................    6

Notes to Condensed Financial Statements.................................    7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Financial Condition and Results.................................   10

Item 3. Quantitative and Qualitative Disclosures About Market Risk......   14

Item 4. Controls and Procedures.........................................   14


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................   15

Item 2. Changes in Securities...........................................   15

Item 3. Defaults Upon Senior Securities.................................   15

Item 4. Submission of Matters to a Vote of
        Security Holders ...............................................   15

Item 5. Other Information...............................................   15

Item 6. Exhibits and Reports on Form 8-K................................   22

Signatures .............................................................   24

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet


                                     Assets

                                              Mar. 31, 2005      Jun. 30, 2004
                                              ------------       ------------
                                               (Restated)**       (Restated)**
Current Assets:                                  Unaudited              *
              Cash                            $    364,434       $    554,354
              Accounts Receivable                  378,964             28,925
              Inventory                          2,211,693          2,357,864
              Prepaid expenses                      17,868             64,579
              Other current assets                   4,399                570
                                              ------------       ------------

              Total Current Assets               2,977,358          3,006,292
                                              ------------       ------------

Property and Equipment, net                      2,201,167          2,301,095
Other Assets                                       350,308            375,941
                                              ------------       ------------

                                              $  5,528,833       $  5,683,328
                                              ============       ============

                                Liabilities and Stockholders' Equity
Current Liabilities:
              Accounts Payable and
                Accrued Expenses              $    936,396       $  1,172,526
              Customer Deposits                     30,000             40,000
              Short term debt                      300,407            300,407
                                              ------------       ------------

              Total Current Liabilities          1,266,803          1,512,933
                                              ------------       ------------


Stockholders Equity:
              Common Stock                      85,060,799         79,235,712
              Additional paid-in capital         1,597,780          1,597,780
              Deficit accumulated during
                development stage              (82,396,549)       (76,663,097)
                                              ------------       ------------

              Total stockholders' equity         4,262,030          4,170,395
                                              ------------       ------------

                                              $  5,528,833       $  5,683,328
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

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                                   (Unaudited)
                        Condensed Statement of Operations



                                                 Nine Months Ended                Three Months Ended        Since Inception
                                                      March 31,                        March 31,            (12/10/93) to
                                               2005             2004             2005           2004        Mar. 31, 2005
                                               ----             ----             ----           ----       -------------
                                                                                                             (Restated)**
Net Sales                                  $   374,952     $   552,983      $   374,952     $   552,983    $   1,292,248
Cost of Sales                                  166,685         193,163          166,685         193,163          530,556
                                           -----------     -----------      -----------     -----------    -------------

Gross Profit                                   208,267         359,820          208,267         359,820          761,692
                                           -----------     -----------      -----------     -----------    -------------

Operating Expenses:
  General and administrative                 2,285,921       4,807,120          792,326       1,700,307       42,857,865
  Research and development                   1,997,347         410,780          557,739         214,473       13,694,627
  Sales and marketing                          871,136         357,485          284,177         107,283        4,314,710
  Inventory valuation adjustments              212,339            -              44,971            -           3,447,340
  Depreciation and amortization                139,286         129,903           43,623          45,989        2,372,855
  Amortization of deferred compensation           -               -               -              -             4,064,250
                                           -----------     -----------      -----------     -----------    -------------

                                             5,506,029       5,705,288        1,722,836       2,068,052       70,751,647
                                           -----------     -----------      -----------     -----------    -------------

Operating Loss                              (5,297,762)     (5,345,468)      (1,514,569)     (1,708,232)     (69,989,955)

Gain/Loss on sale of fixed assets                 -             (5,302)            -               -               5,585
Interest income                                  3,915           8,981              978           1,362          272,752
Interest expense                              (439,605)       (595,363)        (125,584)       (152,302)      (5,837,171)
                                           -----------     -----------      -----------     -----------    -------------

Net Loss                                    (5,733,452)     (5,937,152)      (1,639,175)     (1,859,172)     (75,548,789)

Dividends on cumulative Pfd. stock:
From discount at issuance                         -               -                -               -          (5,402,713)
Earned                                            -               -                -               -          (1,445,047)
                                          -------------    ------------     ------------    ------------   -------------

Net loss applicable to
     common shareholders                  $ (5,733,452)   $ (5,937,152)     $ (1,639,175)   $ (1,859,172)   $ (82,396,549)
                                          =============   =============     =============   =============   =============

Net Loss per common share:
Basic and Diluted:
Net loss per common share                 $     (0.03)     $   (0.04)        $    (0.01)     $    (0.01)     $    (1.03)
                                          =============   ==============    =============   =============    =============

Weighted avg. no. of common shares         182,558,775      167,082,265      187,800,485     167,197,384       80,015,131
                                          =============   ==============    =============   =============    =============

** Revision reflects restatements from prior fiscal years.


The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                        Condensed Statement of Cash Flows

                                                                   Nine Months                  Since Inception
                                                                 Ended March 31,                (12/10/93) to
                                                             2005               2004            Mar. 31, 2005
                                                         -------------      -------------       --------------

                                                                                                  (Restated)**
Cash provided by (used for) Operations:
              Net loss                                   $ (5,733,452)      $ (5,937,152)       $ (75,548,789)
              Changes in assets and liabilities               285,534            842,204           25,380,454
                                                         -------------      -------------       --------------
              Net cash used by operations                  (5,447,918)        (5,094,948)         (50,168,335)
                                                         -------------      -------------       --------------


Investments
      Proceeds from the sale of property & equipment             -                  -                  29,857
      Capital expenditures                                    (18,180)          (329,803)          (7,223,711)
                                                              --------          ---------          -----------
      Cash used for investments                               (18,180)          (329,803)          (7,193,854)
                                                              --------          ---------          -----------

Cash flows from financing activities:
      Repayment of capital lease obligation                      -                  -                 (50,289)
      Other financing activities - NET                           -                  -               5,835,029
      Proceeds from issuance of preferred stock                  -                  -              18,039,500
      Net proceeds from issuance of common stock            5,276,178          4,940,000           33,902,383
                                                            ----------         ----------          ----------

      Net cash provided by financing activities             5,276,178          4,940,000           57,726,623
                                                            ----------         ----------          ----------

Net increase (decrease) in cash                              (189,920)          (484,751)             364,435

Cash, beginning of period                                     554,354          1,361,507                 -
                                                           -----------        -----------          ----------

Cash, end of period                                        $  364,434         $  876,756          $   364,434
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


We have incurred net losses applicable to common shareholders since inception through March 31, 2005 of approximately $82,396,549 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM(R), expenses associated with our FDA Pre-Market Approval ("PMA") process, and the costs associated with advanced product development activities. There can be no assurances that we will obtain the PMA, that the CTLM(R) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(R) to allow us to operate profitably.


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


Since inception, we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties. Net cash used for operating and product development expenses during the nine months ending March 31, 2005, was $5,447,918 primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities, compared to $5,094,948 in the same nine months ending March 31, 2004. At March 31, 2005, we had working capital of $1,710,555 compared to working capital of $2,400,025 at March 31, 2004, and $1,493,359 at June 30, 2004.


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