Form 10-K
period 2005-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2005-09-13
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [Mark One]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended: June 30, 2005
                                       or

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

       Registrant's telephone number, including area code: (954) 581-9800

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                                (Title of class)

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the act). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company
(as defined in rule 12b-2 of the act). Yes [  ]  No [X]

Based on the average closing bid and asked prices of the common stock on the latest practicable date, September 12, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $36,291,577.

The number of shares outstanding of each of the issuer's classes of common stock, as of September 12, 2005 was 203,730,670. As of September 12, 2005, the issuer had no shares of preferred stock outstanding.

                       Documents Incorporated By Reference
                                     [None]

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                                    FORM 10-K
                                  ANNUAL REPORT

                                TABLE OF CONTENTS

PART I                                                                              Page No.
------                                                                              --------
ITEM 1.   Our Business                                                                 3
ITEM 2.   Description of Our Property                                                 19
ITEM 3.   Legal Proceedings                                                           19
ITEM 4.   Submission of Matters to a Vote of Securities Holders                       19


PART II
-------

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters       20
ITEM 6.   Selected Financial Data                                                     24
ITEM 7.   Management's Discussion and Analysis of Financial Conditions and
          Results of Operations                                                       25
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk                  35
ITEM 8.   Financial Statements                                                        36
ITEM 9.   Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                        93
ITEM 9A.  Controls and Procedures                                                     93
ITEM 9B.  Other Information                                                           97


PART III
--------

ITEM 10.  Directors and Executive Officers of the Registrant                          98
ITEM 11.  Executive Compensation                                                     102
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management             105
ITEM 13.  Certain Relationships and Related Transactions                             106
ITEM 14.  Principal Accounting Fees and Services                                     106


PART IV
-------

ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K           107

SIGNATURES                                                                           109

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

ITEM 1.  OUR BUSINESS
         ------------

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

We believe that the adjunctive use of CT laser breast imaging will improve early diagnosis, reduce diagnostic uncertainty, and decrease the number of biopsies performed on benign lesions. The CTLM technology is unique and patented. IDSI intends to develop our technologies into a family of related products. We believe these technologies and clinical benefits constitute substantial markets for our products well into the future.

We have a limited history of operations. Since our inception in December 1993, we have been engaged principally in the development of the CTLM(R). We currently have a limited source of operating revenue and have incurred substantial net operating losses since our inception. On June 30, 2005, we had an accumulated deficit of $83,976,015 after discounts and dividends on Preferred Stock. Such losses have resulted principally from costs associated with our operations. We expect operating losses will continue for at least the next 12 months as substantial costs and expenses continue due principally to the commercialization of the CTLM(R), sales and marketing in the international market, activities related to our regulatory processes, and advanced product development activities. Our ability to achieve profitability will depend in large part on our obtaining regulatory approvals for our proposed products and developing the capacity to manufacture and market our approved products either by ourselves or in collaboration with others. There can be no assurance as to if or when we will ever receive US regulatory approvals for the commercialization of the CTLM(R), or achieve profitability. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

BREAST CANCER
According to the American Cancer Society ("ACS"), approximately 223,500 new cases of invasive breast cancer and 56,300 cases of non-invasive (localized) breast cancer occurred in the United States during 2004. Breast cancer ranks as the second leading cause of cancer-related death among women, causing an estimated 44,000 deaths in 2004.

There is widespread agreement that screening for breast cancer, when combined with appropriate follow-up, will reduce mortality from the disease. According to the National Cancer Institute (NCI), the five-year survival rate decreases from 96% to 78% after the cancer has spread to the lymph nodes, and to 18% after it has spread to other organs such as the lung, liver or brain. A major problem with current detection methods is that studies have shown that mammography does not detect 15%-20% of breast cancers detected by physical exam alone.

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

Each year, approximately eight million women in the United States require diagnostic testing for breast cancer due to a physical symptom, such as a palpable lesion, pain or nipple discharge, discovered through self or physical examination (approximately seven million) or a non-palpable lesion detected by screening x-ray mammography (approximately one million). Once a physician has identified a suspicious lesion in a woman's breast, the physician may recommend further diagnostic procedures, including a diagnostic x-ray mammography, an ultrasound study, a magnetic resonance imaging procedure, or a minimally invasive procedure such as fine needle aspiration or large core needle biopsy. In each case, the potential benefits of additional diagnostic testing must be balanced against the costs, risks and discomfort to the patient associated with undergoing the additional procedures

Due in part to the limitations in the ability of the currently available modalities to identify malignant lesions, a large number of patients with suspicious lesions proceed to surgical biopsy, an invasive and expensive procedure. Approximately 1.3 million surgical biopsies are performed each year in the United States, of which approximately 70-80% result in the surgical removal of benign breast tissue. The average cost of a surgical biopsy ranges from approximately $1,000 to $5,000 per procedure. Thus, biopsies of benign breast tissue may cost the U.S. health care system approximately $2.45 billion annually. In addition, biopsies result in pain, scarring, and anxiety to patients. Patients who are referred to biopsy usually are required to schedule the procedure in advance and generally must wait up to 48 hours for their biopsy results.

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

Because x-ray mammography exposes the patient to radiation, the American Cancer Society recommends that mammograms be limited to once per year. In addition, x-ray mammography is considered to be less effective for women with dense breasts. Various mechanical means have been implemented to squeeze or compress the breast and flatten the tissue so that x-rays may penetrate the tissue more uniformly. These techniques are often painful and uncomfortable to patients. Most mammography exams include 2 views of each breast which equates to 4 compressions per patient.

According to the CDC, 62.8% of women over age 40 received a mammogram in 2004. Estimates are that in 2004 there were more than 49 million screening mammograms alone in the US and 117 million world wide (TriMark, Jan. 2005 estimates).

The Centers for Medicare and Medicaid Services (CMS) announced its final rule establishing a 3.3% increase in new payment rates for outpatient services starting January 1, 2005. The increase, together with other policies contained in the final Outpatient Prospective Payment System (OPPS) rule, will increase projected Medicare payments to hospitals for outpatient services to $24.6 billion, compared to projected payments of $23.1 billion in 2004.CMS also significantly increased payments for diagnostic mammograms by removing them from payment under the OPPS, as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA). Like screening mammograms performed in hospital outpatient departments, diagnostic mammograms will be paid under the Medicare physician fee schedule, resulting in increases of nearly 40% over current OPPS rates for traditional mammograms, and about 60% for digital diagnostic mammograms.

The Medicare billing of a diagnostic mammogram is approximately $120 to $160 per procedure and requires the use of x-ray equipment ranging in cost from $75,000 to $225,000 and perhaps ultrasound equipment ranging from $60,000 to $200,000.

Digital Mammography
-------------------
Digital mammography, also referred to as "full-field digital" mammography, is the latest form of breast x-ray examination. These systems eliminate the use of x-ray film and record images directly on electronic panels. The digital images can then be manipulated and examined on an electronic viewing station. However, the limitations of conventional mammography still exist in digital mammography. Digital mammography units sell for prices ranging from $300,000 to $430,000 and Medicare billing for the procedures range from $170 to $200.

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

MRI offers the advantage over x-ray that it can visualize fine-details in breast tissue but also detect blood flow and angiogenesis associated with malignancies. The disadvantages are that MRI systems are not widely available in the global market and the costs of using conventional MRI scanners for breast exams are sometimes prohibitive. MRI systems sell for approximately $1,200,000 and Medicare billing is $1,500.

Ultrasound
----------
Ultrasound systems can image breast tissue by `sonar' techniques. Sound transducers are placed directly on breast tissue coupled with an acoustic gel substance. Trained sonographers locate suspicious areas by moving the transducer and observing the sonar image on an electronic viewing station. In some countries physicians perform the study.

Ultrasound images are localized to specific areas of suspicion usually detected by a previous mammogram. If mammographic results suggest a lesion, ultrasound may differentiate a solid from a cystic mass. The Medicare billing rate is $240 per procedure and requires the use of capital equipment ranging in cost from approximately $60,000 to $200,000.

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

Fluorescence Imaging
--------------------
Fluorescence and molecular imaging techniques are of growing importance to the drug development industry and for disease detection. Certain molecules exhibit the phenomenon of emitting light after being illuminated by light of an appropriate wavelength, e.g., from a laser. The light that is emitted is referred to as "fluorescent" light. The compounds that produce fluorescence are commonly referred to as fluorescent dyes. At least one company to our knowledge is developing a fluorescent compound for possible use in breast cancer detection.

The CTLM(R) system laser diodes can stimulate fluorescent light emissions when used in conjunction with such compounds. When an appropriate fluorescent compound has been introduced into the blood, areas with an abundance of blood vessels, i.e., the angiogenesis associated with a tumor, may retain a higher concentration of the fluorescent compound. As the CTLM(R) scanner illuminates these areas, fluorescent radiation is emitted and detected. Reconstructed CTLM(R) images then locate and quantify the fluorescent area within the perimeter of the scanned breast.

Several CTLM(R)'s were retrofitted with laser diodes tuned to specific wavelengths of light which matched the compounds. Optical filters were added to limit the spectral response to required wavelengths. Experiments were conducted by placing fluorescent compounds inside a breast equivalent phantom and scanning it with CTLM(R). The ability to excite the compound, detect the location of the fluorescence within the simulated breast, and create an image has not, to our knowledge, been accomplished before. On September 14, 1999, a patent was issued to IDSI titled "Laser Imaging Apparatus Using Biomedical Markers that Bind to Cancer Cells" as Patent No 5,952,664.

In March 2002, we signed an agreement with Schering AG to evaluate the advantages of new fluorescence compounds for the potential use of detecting breast cancer. The collaboration is assisting in determining the potential benefits of using both technologies adjunctively to enhance capabilities to detect breast cancer. We have installed two CTLM(R) systems in Germany for Schering AG's clinical trials: one at Charite's Robert-Rossle Clinic in Berlin and the other at the University of Muenster. In August 2003, Schering AG announced that their innovative method for breast cancer detection showed positive results in a clinical Phase 1 study. In September 2004, we installed a third CTLM(R) system for Schering AG in Charite Hospital in Berlin, Germany as part of their Phase 1 clinical studies of fluorescent imaging compounds.


LASER IMAGER FOR LAB ANIMALS

In November 2003, we announced the signing of a collaborative agreement with the Rumbaugh-Goodwin Institute for Cancer Research, Inc. for the development of optical imaging products for the laboratory market. This agreement could assist IDSI in addressing a new market, targeting pharmaceutical developers and researchers who monitor cancer growth and who use optical imaging in their clinical research. The first model of the Laser Imager for Lab Animals "LILA(TM)" product line is a miniature optical helical CT scanner in a third-generation configuration for imaging green fluorescent protein, derived from the DNA of jellyfish. The scanner is a work-in-progress.

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

In November 2000, we were recommended for CE marking, subject to review by UL's Notified Body. In January 2001, we received regulatory approval from UL to apply the CE marking to our CTLM(R) system. CE marking provides us the opportunity to market the CTLM(R) within the European Union, one of the largest markets in the world. In addition, CE marking permits medical device product sales in many other markets worldwide. In May 2005, we replaced our prior authorized representative with Emergo Europe effective August 1, 2005.

In May 2001, we received ISO 9002 certification demonstrating our commitment for quality and our ability to provide consistency, reliability, value and exceptional customer service. ISO 9002 certification is significant in facilitating the global marketing of our CTLM(R) system by conforming to an effective quality management system recognized as the gold standard around the world.

On September 25, 2001, we received a Certificate of Exportability from the FDA for the CTLM(R). The FDA requires unapproved products that are subject to PMA requirements to have prior FDA Certificate of Exportability in order to be exported outside of the United States. On September 6, 2005, we received a renewal of our Certificate of Exportability dated August 31, 2005, which will be valid for two years.

In October 2003, we announced that we received a Certificate of Approval that our Quality Management System has been inspected and upgraded to the following quality assurance standards: ISO 9001:2000, ISO, 3485:2003, EN 46001:1996 and Annex II have been granted. As of the date of this report, almost 100 countries, including the United States, the United Kingdom, Germany, Australia, Canada, Japan and France have adopted ISO Standards as the primary means for evaluating the quality of manufacturing products. We have been re-inspected by UL and our Certificates of Approval have been renewed through August 9, 2008.


REGULATORY AND CLINICAL STATUS

In order to sell the CTLM(R) commercially in the United States, we must obtain marketing clearance from the Food and Drug Administration. A Pre-Market Approval
(PMA) application must be supported by extensive data, including pre-clinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Under the Food, Drug, and Cosmetic Act, the FDA has 180 days to review a PMA application, although in certain cases the FDA may increase that time period through requests for additional information or clarification of existing information.

In our initial PMA application we followed the guidelines of the "Standardized Shell for Modular Submission" for the FDA approval process. We filed four modules from September 2000 to May 2001, which were accepted, and then filed our PMA application in April 2003. In June 2003 we received notification from FDA that an initial review of our PMA had been conducted and was sufficiently complete to permit a substantive review and was, therefore, suitable for filing. An in-depth evaluation of the safety and effectiveness of the device was conducted as part of the PMA application process.

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

In February 2004, we received a warning letter from the FDA specifically regarding the bio-monitoring section of an inspection conducted August 13th through August 18th, 2003 at our facility. We submitted our response to this letter to the FDA on February 9, 2004. On March 29, 2004, we announced in an 8-K filing that our responses to the FDA's warning letter regarding the bio-monitoring inspection addressed each of the issues and no further response to the FDA was required at that time. In March 2004, we received an extension of time to respond to the FDA's August 22, 2003 letter regarding our pre-market approval application.

In September 2004, we announced that our CT Laser Mammography System, CTLM(R), had received Chinese State Food and Drug Administration (SFDA) marketing approval. The People's Republic of China SFDA issued the registration "Certificate for Medical Device". The medical device registration number is 20043241646.

In October 2004, we issued a press release of a shareholder letter written by our new CEO, Tim Hansen, detailing the steps he had taken in FDA and other corporate development matters during his first three months as CEO of the Company. In the letter he stated among other things, the following: "These are complex matters, but after conferring with the FDA and our outside consultants, I recently made the decision to simply withdraw our current PMA application and resubmit the entire package in a simpler and more clinically and technically robust filing. Consequently, IDSI will submit a new PMA application with a rephrased intended use statement better supported by our data, the inclusion of new clinical cases to improve the biometrics, and with a new clinical protocol to fully support the adjunctive use of CTLM(R) in clinical mammography settings."

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

We are currently selecting prospective sites and arranging agreements to gather clinical exams for a subsequent PMA submission.


CLINICAL COLLABORATION SITES UPDATE

CTLM(R) Systems have been installed and patients are being scanned under clinical collaboration agreements as follows:


     1.   Schering AG (Three Units)
          o    Robert-Rossle Clinic, Berlin, Germany
          o    University of Muenster, Muenster, Germany
          o    Humboldt University of Berlin, Charite Hospital, Berlin, Germany
     2.   The University of Vienna, Allgemeines Hospital, Vienna, Austria
     3.   Humboldt University of Berlin, Charite Hospital, Berlin, Germany
     4.   The Comprehensive Cancer Centre, Gliwice, Poland (Two Systems)
     5.   Catholic University Hospital, Rome, Italy
     6.   Charles University Hospital, Prague, Czech Republic
     7.   Gazi University Hospital, Ankara, Turkey
     8.   Friendship Hospital, Beijing, Peoples Republic of China

In September 2004, we announced that we have installed a third CTLM(R) as part of Schering AG's Phase 1 clinical study of the fluorescent imaging compound SF64. The third system was installed in the prestigious Charite Hospital in Berlin. We had previously announced that CTLM(R) Systems were installed at the Robert-Rossle Clinic and at the University of Muenster.

In November 2004, we announced that the Comprehensive Cancer Centre in Gliwice, Poland signed a clinical collaborative agreement to gather data to expand diagnostic and therapeutic applications of the CTLM(R) system. The system was shipped to Poland in December 2004 and installed in January 2005. In August 2005, we announced that our distributor in Poland purchased this system. See "International Sales".

In December 2004, we announced that the Catholic University in Rome, Italy signed a clinical collaboration agreement and that a CTLM(R) system had been shipped to their Department of Radiology and installed in January 2005. This agreement marked the sixth out of eight targeted European sites for our clinical collaboration program.

In February 2005, we announced that Charles University Hospital in Prague, Czech Republic had signed a clinical collaborative agreement to gather data and expand the proprietary applications of the CTLM(R). The system was shipped to the Czech Republic in March and subsequently installed in April. This agreement marked the seventh out of eight targeted European sites for our clinical collaboration program.

In March 2005, we shipped a CTLM(R) system to Turkey, which was installed in May 2005 at Gazi Hospital in Ankara to gather data and expand the proprietary applications of the CTLM(R). With this installation, we have now completed our clinical collaboration program of eight CTLM(R) systems for the European region.

In April 2005, we announced that we would fulfill a request by Professor B. Maciejewski, MD, PhD FACR, Director of the Institute of Oncology at the Comprehensive Cancer Centre in Gliwice, Poland to install a second CTLM(R) System for clinical research. The system was installed in June 2005. In August 2005, we announced that our distributor in Poland purchased this system. See "International Sales".

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

Quality Assurance -We have implemented and intend to maintain a full quality system at our corporate offices. Our Quality Assurance Manager ("QAM") has completed the process of implementation in accordance with the required standards. After implementation of the quality system, auditors from Underwriters Laboratories completed an assessment of our quality systems. UL found us in compliance with ISO 9002 and in May 2001 issued a certificate signifying such compliance for the manufacture and servicing of laser-based diagnostic mammography imaging systems. We have been subsequently inspected and upgraded to the following quality assurance standards: ISO 9001:2000, ISO, 3485:2003, EN 46001:1996 and Annex II have been granted. See "Foreign Regulation".

DOMESTIC SALES AND MARKETING

There are approximately 9,000 Mammography Quality Standards Act (MQSA) centers certified in the U.S. IDSI will begin marketing the CTLM(R) to the centers following FDA approval. There are 600 MQSA centers located in 49 of the larger cities in the U.S., which are believed to have patient volume in excess of 40 patients per day. These centers will be IDSI's initial marketing targets.

Since the field of Molecular Optical Imaging is relatively new to most radiologists and mammographers, the extent that, and rate at which, the CTLM(R) achieves market acceptance and penetration will depend on many variables. These include, but are not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy, and cost-effectiveness of the CTLM(R), and the advantage of the CTLM(R) over existing technology and cancer detection methods. We believe that the clinical data being collected and assessed under our PMA or at research sites will have a significant impact on the ultimate market size for our device. We have focused our efforts on establishing a presence at major breast imaging conferences that are held each year. Failure of our products to gain market acceptance would have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance that physicians or the medical community in general will accept and/or utilize the CTLM(R).

In order to market any products we may develop, we will have to develop a marketing and distribution channel with technical expertise and distribution capability. There can be no assurance that we will be able to establish sales and distribution capabilities or that we will be successful in gaining market acceptance for any products we may develop.


INTERNATIONAL SALES

We appointed a new Vice President, International Sales, in September 2004 and we intend to pursue international sales in those countries where permitted prior to commencing commercial sales in the United States. Sales in the United States cannot occur unless and until we receive pre-market approval from the FDA. The laws of certain countries permit us to begin marketing the CTLM(R) subject to certain homologations before marketing would be permitted in the United States. See "Government Regulation". As part of our global commercialization program for the CTLM(R), we have installed systems at a number of International locations as clinical partner reference sites. See "Clinical Collaboration Sites Update".

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

We filed our application with Health Canada for a new medical device license to sell the CTLM(R) in Canada, in July 2001. On June 18, 2003 we received notification from the Medical Device Bureau of Health Canada that our application had been accepted for review. On November 14, 2003 we announced that we received notification from the Medical Device Bureau of Health Canada that our application for a "New Medical Device" license was approved. The license was issued in accordance with the Medical Device Regulations, Section 36. Furthermore, we possess the CMD/CSA ISO 13485-1998 certification, which is an additional regulatory requirement that is evidence of compliance to the quality system of the medical device.

We previously announced in November 2003 that we received a deposit from our distributor, Veccsa S.A. ("Veccsa"), for the purchase of a CTLM(R) System who intended to sell it to The Institutos Medicos de Alta Tecnologia, a comprehensive diagnostic imaging center in Buenos Aires, Argentina pending product registration from the Ministry of Health of Argentina. We subsequently received product registration in June 2004 but due to the delay in receiving the registration, the customer requested a re-negotiation of the terms of the sale with the distributor; however, we decided to follow a different marketing strategy. In June 2005, we reached an agreement with Veccsa to establish a regional referral center in Buenos Aires as part of a market development initiative for South America. In July 2005, we shipped a CTLM(R) System to Buenos Aires to be installed in a referral center. Veccsa has agreed to purchase this system with payments commencing one-year after the date of installation.

In November 2003, we announced receipt of a purchase order with a guaranteed letter of credit for three CTLM(R) Systems from our Chinese distributor, China Far East International Trading Corp (CFETC). Headquartered in Beijing, CFETC was established in 1985 and has 23 satellite offices located throughout China as well as four international branches located in the United States, Belgium, Southeast Asia and Hong Kong. CFETC works in conjunction with the Chinese Government's Ministry of Foreign Trade and Economic Co-Operation. In February 2004, we shipped four CTLM(R) Systems to China in accordance with an irrevocable confirmed letter of credit. The fourth system will be used for The State Food and Drug Administration (SFDA) testing and subsequent training and clinical research in a hospital. In September 2004 we rewrote our distribution agreement with CFETC extending it to a five year agreement with annual purchase commitments. CFETC subsequently installed a CTLM system in Beijing where physicians compiled and will publish a comprehensive CT laser mammography standard and interpretation manual in the local language. IDSI sponsored a portion of this effort. The site is also being used by CFETC as a sales reference.

INTERNATIONAL DISTRIBUTORS

In May 2003, we engaged the services of an international sales and marketing consultant. In March 2004, we terminated our agreement with the consultant. In order to achieve our international marketing goals, management added a full-time Vice President of International Sales in September 2004

We intend to add new distributors to cover international regions. Where performance fails to meet agreed upon targets, distributors may be terminated. We expect such changes to occur in the normal course of introducing a new product to global markets.

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

Neither ART nor DOBI have FDA approval although DOBI is active commercially in many international venues. CTLM(R) Breast Imaging Systems are in clinical settings in Italy, Germany, Austria, Poland, Peoples Republic of China, Czech Republic, Turkey and the United Arab Emirates. In vivo human studies of fluorescent compounds are also underway at our three Schering AG locations.

Methods for the detection of cancer are subject to rapid technological innovation and there can be no assurance that future technical changes will not render our CTLM(R) obsolete. There can be no assurance that the development of new types of diagnostic medical equipment or technology will not have a material adverse effect on our business, financial condition, and results of operations.

PATENTS

The original patent for the CTLM(R) was granted in December 1997 under U.S. Patent Number 5,692,511 (the "Patent"). The Patent has a total of 4 independent claims and 24 subordinate claims. The independent claims serve to provide an overall outline of the disclosure of the invention. The subordinate claims provide additional information to identify pertinent details of the invention as they relate to the respective specific independent claim. We own the rights to the Patent for its 17-year life pursuant to an exclusive patent licensing agreement with the late Richard Grable, who invented the CTLM(R) and served as our Chief Executive Officer and whose estate has owned the Patent since his death in August 2001. See "Patent Licensing Agreement" and "Certain Transactions." As of the date of this report, we own 17 patents and have six additional United States patents pending with regard to optical tomography, many of which are based on the original CTLM(R) technology. We also have 11 International patents and have 15 International patents pending.

In September 1999, we were granted a patent for "A Laser Imaging Apparatus Using Biomedical Markers That Bind To Cancer Cells". This patent was issued under U.S. Patent No. 5,952,664. The biomedical marker we are currently testing is a fluorescent marker. We plan to continue studying other biomedical markers in conjunction with major pharmaceutical companies as a potential advanced diagnostic feature to be used with our CTLM(R) system. The CTLM(R) in combination with the fluorescent feature has the potential to be used with photodynamic therapy (PDT) to aid in the treatment of breast cancer.

In November 1999, we were granted an Australian patent for "Diagnostic Tomographic Laser Apparatus" as Australian patent number 712849. This patent, the Australian counterpart of U.S. Patent No. 5,692,511, was issued in the name of Richard J. Grable and is exclusively licensed to Imaging Diagnostic Systems, Inc. See "Patent Licensing Agreement".

In February 2000, we were granted a patent for: "Device for Determining the Perimeter of the Surface of an Object Being Scanned and for Limiting Reflection from the Object Surface". The patent was issued under U.S. Patent No. 6,029,077. This particular patent covers the technique for determining the perimeter of the breast, which simplifies the algorithms necessary to produce the image.

In March 2000, we were granted a patent for: "Apparatus and Method for Determining the Perimeter of the Surface of an Object Being Scanned". The patent was issued under U.S. Patent No. 6,044,288. This patent covers an optical technique to determine the perimeter of a scanned breast. The U.S. Patent No. 6,029,077 described in the previous paragraph covers a different technique to perform the same measurement. Together, these two patents protect the practical techniques that can be used to acquire this information.

In August 2000, we were granted a patent for: "Detector Array for Use in a Laser Imaging Apparatus". The patent was issued under U.S. Patent No. 6,100,520. This patent describes the several different variations that can be used while scanning the breast without any contact between the breast and the optical components. Unlike the conventional method, this unique feature allows the CTLM(R) to scan the breast without the use of breast compression.

In October 2000, we were granted a patent for: "Method of Reconstructing an Image Being Scanned". The patent was issued under U.S. Patent No. 6,130,958. This patent describes the algorithms used to reconstruct images from data acquired from CTLM(R) scans.

In December 2000, we were granted a patent for: "Detector Array With Variable Gain Amplifiers For Use In A Laser Imaging Apparatus". The patent was issued under U.S. Patent No. 6,150,649. This patent describes the proprietary electronics used in the CTLM(R) detector array.

In February 2001, Mr. Richard Grable was granted a patent for "Diagnostic Tomographic Laser Imaging Apparatus". This patent was issued for his proprietary scanning bed, a unique feature of the CTLM(R), and was issued as U.S. Patent No. 6,195,580. The patent allows for a fixed horizontal platform including a top surface with an opening through which the female breast is vertically pendent using a laser beam for the detection of breast abnormalities. See "Patent Licensing Agreement".

In April 2001, we were granted a patent for: "Detector Array for Use in a Laser Imaging Apparatus". The patent was issued under Patent No. 6,211,512. The patent allows for several different optics variations while scanning the breast without contact between the breast and the optical components. This feature allows the CTLM(R) to scan the breast without the use of breast compression.

In January 2002, we announced that we were granted a patent for "Detector Array With Variable Gain Amplifiers for Use in a Laser Imaging Apparatus," as U.S. Patent No. 6,331,700. This patent protects some of the non-obvious, but essential, design aspects of an optical CT scanner. This patent addresses the solution to the problem of accommodating a huge dynamic range of light intensities emitted from the breast.

In February 2002, we were issued a patent for "Time-Resolved Breast Imaging Device," as U.S. Patent No. 6,339,216. This patent protects the key electronics of a time-resolved optical CT scanner. It addresses the solution to the problem of simultaneously accommodating a large dynamic range of light intensities emitted from the breast while achieving the necessary temporal resolution.

In May 2003, we were granted a patent for "Medical Optical Imaging Scanner Using Multiple Wavelength Simultaneous Data Acquisition for Breast Imaging," as U.S. Patent No. 6,571,116.

In October 2003, we were granted a Canadian patent for "Diagnostic Tomographic Laser Imaging Apparatus" as Canadian patent number 2223606. This patent, the Canadian counterpart of U.S. Patent No. 5,692,511, was issued in the name of Richard J. Grable and is exclusively licensed to Imaging Diagnostic Systems, Inc. See "Patent Licensing Agreement".

In December 2003, we were granted a European patent for "Diagnostic Tomographic Laser Imaging Apparatus" as European patent number 0837649. This patent, the European counterpart of U.S. Patent No. 5,692,511, was issued in the name of Richard J. Grable and is exclusively licensed to Imaging Diagnostic Systems, Inc. See "Patent Licensing Agreement".

In January 2004, we were granted a patent for "Phantom For Optical And Magnetic Resonance Imaging Quality Control," as U.S. Patent No. 6,675,035. This invention relates to phantoms for use in optical and magnetic resonance imaging that emulates the optical characteristics of breast tissue that resembles the breast in shape and size, as an integral component of a quality assurance protocol to verify the performance of the medical imaging apparatus being evaluated.

In January 2004, we were granted a patent for "Method For Improving The Accuracy Of Data Obtained In A Laser Imaging Apparatus," as U.S. Patent No. 6,681,130. This method improves the accuracy of data obtained using a diagnostic medical imaging apparatus that employs a near-infrared laser and array of detectors with variable gain amplifiers that can accommodate the wide dynamic range of signals available from the detectors.

In February 2004, we were granted a patent for "Laser Imaging Apparatus Using Biomedical Markers That Bind To Cancer Cells" as U.S. Patent No. 6,693,287. This patent protects the proprietary method of collecting data while using "biomedical" markers that bind to cancer cells during a CT laser scan to provide a positive identification of the cancer area, to selectively activate the Photo Dynamic Therapy (PDT) drug to destroy the cancer.

In April 2004, we were granted a Canadian Patent for "Laser Imaging Apparatus Using Biomedical Markers That Bind To Cancer Cells" as Canadian Patent No. 2,373,299. This patent broadly covers the optical imaging of fluorescent compounds.

In May 2004, we were granted a patent for "Medical Optical Imaging Scanner Using Multiple Wavelength Simultaneous Data Acquisitions For Breast Imaging" as U.S. Patent No. 6,738,658. This patent protects the concept of differential reconstruction: reconstructing the difference in data before and after an injection of a contrast agent, such as a fluorescent compound.

In June 2004, we were granted a Chinese Patent for "Diagnostic Tomographic Laser Imaging Apparatus" as Chinese Patent No. ZL95197940X. The patent was issued in the name of Richard J. Grable for a period of 20 years from the date of filing until July 10, 2015 and is exclusively licensed to Imaging Diagnostic Systems, Inc. See "Patent Licensing Agreement".

In July 2004, we were granted a European patent for "Method For Reconstructing The Image Of An Object Scanned With A Laser Imaging Apparatus" as European patent number 1005286. This patent is the European counterpart of U.S. Patent No. 6,130,958 and protects the algorithms used to reconstruct CTLM images.

In July 2004, we were granted an Australian patent for "Laser Imaging Apparatus Using Biomedical Markers That Bind To Cancer Cells" as Australian patent number 775069. This patent is the Australian counterpart of U.S. Patent No. 5,952,664 and protects the fluorescent imaging application of the CTLM.

In August 2004, we were granted a European Patent for "Apparatus For Determining The Perimeter Of The Surface Of An Object Being Scanned" as European Patent No. 1003419. This is the European equivalent of U.S. Patent No. 6,044,288, which protects a key element in the optical technique used to determine the perimeter of an object being scanned.

In December 2004, we were granted a Hong Kong patent for "Apparatus For Determining The Perimeter Of The Surface Of An Object Being Scanned" as Hong Kong patent number HK1029506. This patent is the Hong Kong counterpart of U.S. Patent No. 6,044,288, which protects a key element in the optical technique used to determine the perimeter of an object being scanned.

In December 2004, we were granted a Hong Kong patent for "Method For Reconstructing The Image Of An Object Scanned With A Laser Imaging Apparatus" as Hong Kong patent number HK1029508. This patent is the Hong Kong counterpart of U.S. Patent No. 6,130,958 and protects the algorithms used to reconstruct CTLM images.

In June 2005, we were granted a European patent for "Laser Imaging Apparatus Using Biomedical Markers That Bind To Cancer Cells" as European patent number 1181511. This patent is the European counterpart of U.S. Patent No. 5,952,664 and protects the fluorescent imaging application of the CTLM.

We intend to file for patents on products, including the CTLM(R), for which we believe the cost of obtaining a patent is economically reasonable in relation to the expected protection obtained. There can be no assurances that any patent that we apply for will be issued, or that any patents issued will protect our technology. If the patents we license or obtain are infringed upon, or if we are required to defend any patent infringement cases brought against us that will require substantial capital, the expenditure of which we might not be able to afford.

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

Mr. Grable invented the CTLM(R) by making major improvements in the Mammoscan(TM) technology. In June 1998, we finalized an exclusive patent license agreement with Mr. Grable, which encompasses the technology for the CTLM(R). The term of the license is for the life of the Patent (17 years) and any renewals, subject to termination under specific conditions. As consideration for this license, we issued to Mr. Grable 7,000,000 shares of common stock. In addition, we agreed to pay Mr. Grable a royalty based upon a percentage, ranging from 6% to 10%, of the net selling price (the dollar amount earned from our sale, both international and domestic, before taxes minus the cost of the goods sold and commissions or discounts paid) of all the products and goods in which the patent is used. Mr. Grable agreed that these royalty provisions will not apply to any sales and deliveries of CTLM(R) systems made by IDSI prior to receipt of the PMA for the CTLM(R). In addition, following issuance of the PMA, IDSI and Mr. Grable agreed that Mr. Grable would be paid guaranteed minimum royalties of at least $250,000 per year based on the sales of the products and goods in which the CTLM(R) patent is used. Due to Mr. Grable's death in August 2001, his interest in the patent license agreement passed to his estate. Mr. Grable's widow, Linda Grable, is the principal beneficiary of Mr. Grable's estate.

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

EMPLOYEES
As of September 2005, we have 43 full-time employees, including our four executive officers. Thirty-three percent of our employees (14) are employed in the areas of scientific, clinical and product research and development. In September 2004, we had 45 full-time employees, of which thirty-eight percent
(17) were employed in the areas of scientific, clinical and product research and development. The decrease is due to normal business employment variations. Our ability to develop our products and provide our services is dependent upon our recruiting, hiring and retaining qualified technical personnel. To date, we have been able to recruit and retain sufficient qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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


ITEM 2.  DESCRIPTION OF OUR PROPERTY
         ---------------------------

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


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

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

The stockholders voted in favor of the proposal. The affirmative vote of a majority of the outstanding shares of the Common Stock present in persons or represented by Proxy at the Special Meeting and entitled to vote were required to approve the proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares from 200,000,000 to 300,000,000.

Votes were cast as follows: FOR 168,515,781  AGAINST 8,635,541  ABSTAIN  424,879

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

     QUARTER ENDING                         HIGH BID              LOW BID

FISCAL YEAR 2004
First Quarter                                $1.80                 $0.81
Second Quarter                               $1.25                 $0.84
Third Quarter                                $1.15                 $0.57
Fourth Quarter                               $0.79                 $0.39

FISCAL YEAR 2005
First Quarter                                $0.68                 $0.27
Second Quarter                               $0.50                 $0.38
Third Quarter                                $0.41                 $0.28
Fourth Quarter                               $0.295                $0.195

FISCAL YEAR 2006
First Quarter (through September 12, 2005)   $0.31                 $0.19

On September 12, 2005, the closing trade price of the common stock as reported on the OTC Bulletin Board was $.19. As of such date, there were approximately 2,633 registered holders of record of our common stock.

SALE OF UNREGISTERED SECURITIES
-------------------------------

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

In the event that we issue preferred stock without a limit on the number of shares that can be issued upon conversion and the price of our common stock decreases, the percentage of shares outstanding that will be held by preferred holders upon conversion will increase accordingly. The lower the market price the greater the number of shares to be issued to the preferred holders, upon conversion, thus increasing the potential profits to the holders when the price per share increases and the holders sell the common shares. In addition, the sale of a substantial amount of preferred stock to relatively few holders could cause a possible change-in-control. In the event of a voluntary or involuntary liquidation while the preferred stock is outstanding, the holders will be entitled to a specified preference in distribution of our property available for distribution. As of the date of this report there are no outstanding shares of preferred stock.

Series K Preferred

See "Financing/Equity Line of Credit".



PRIVATE PLACEMENT OF COMMON STOCK
---------------------------------

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

ISSUANCE OF STOCK FOR SETTLEMENTS IN LIEU OF CASH

On March 28, 2002, we issued 350,000 restricted shares of common stock to Anthony Giambrone in settlement of a lawsuit for alleged breach of a consulting agreement. The shares were issued in an exempt transaction pursuant to section 4(2) of the Securities Act of 1933, as amended. The suit was dismissed by stipulation on April 23, 2002. In addition we agreed that, if the market price of our common stock on March 28, 2003, was less than $.75 per share, then we would issue to him additional shares of common stock equal to the quotient of
(a) 262,500 minus the product of (i) 350,000 and (ii) the market price, divided by (b) the market price. On March 28, 2003, the market price of our stock was $.17, so we issued to him 1,194,118 additional shares bearing a restricted legend. Under the settlement agreement, we were obligated to register the shares issued to Mr. Giambrone, subject to certain conditions. The shares were subsequently registered on July 23, 2003.

On or about September 18, 2003, we entered into a settlement agreement to settle a lawsuit filed by Ladenburg Thalmann & Co. Inc. for alleged breach of an investment-banking contract. Under this settlement we agreed to issue 401,785 shares of our common stock to Ladenburg in exchange for Ladenburg's dismissal with prejudice of its claims against us. As of the date of the Settlement Agreement the value of the stock was approximately $450,000. We and Ladenburg jointly moved for Court approval of the settlement as fair to Ladenburg so that the delivery of the shares to and the resale of the shares in the United States by Ladenburg may be exempt from registration under Section 3(a)(10) of the Securities Act of 1933. In an order dated October 24, 2003, the Judge ordered and adjudged that the settlement was approved as fair to the party to whom the shares will be issued within the meaning of Section 3(a)(10) and the case was closed. The shares were issued on November 12, 2003.

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

From the date of our first put notice, January 25, 2001 to our last put notice, February 11, 2004, under our Third Private Equity Credit Agreement, we drew a total of $20,506,000 and issued 49,311,898 shares to Charlton. As each of the obligations under these prior agreements was satisfied, the agreements were terminated. The Third Private Equity Agreement was terminated on March 4, 2004 upon the effectiveness of our first Registration Statement for the Fourth Private Equity Credit Agreement.

The Fourth Private Equity Credit Agreement
------------------------------------------

On January 9, 2004, we and Charlton entered into a new "Fourth Private Equity Credit Agreement" which replaced our prior private equity agreements. The terms of the Fourth Private Equity Credit Agreement are more favorable to us than the terms of the prior Third Private Equity Credit Agreement. The new, more favorable terms are: (i) The put option price is 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche, while the prior Third Private Equity Credit Agreement provided for 91%, (ii) the commitment period is two years from the effective date of a registration statement covering the Fourth Private Equity Credit Agreement shares, while the prior Third Private Equity Credit Agreement was for three years, (iii) the maximum commitment is $15,000,000, (iv) the minimum amount we must draw through the end of the commitment period is $1,000,000, while the prior Third Private Equity Credit Agreement minimum amount was $2,500,000, (v) the minimum stock price requirement is now controlled by us as we have the option of setting a floor price for each put transaction (the previous minimum stock price in the Third Private Equity Credit Agreement was fixed at $.10), (vi) there are no fees associated with the Fourth Private Equity Credit Agreement; the prior private equity agreements required the payment of a 5% consulting fee to Spinneret, which was subsequently lowered to 4% by mutual agreement in September 2001, and
(vii) the elimination of the requirement of a minimum average daily trading volume in dollars. The previous requirement in the Third Private Equity Credit Agreement was $20,000. The conditions to our ability to draw under this private equity line, as described above, may materially limit the draws available to us.

We intend to make sales under the Fourth Private Equity Credit Agreement from time to time in order to raise working capital on an "as needed" basis. We have already drawn well in excess of the $1,000,000 minimum and, based on our current assessment of our financing needs, we expect to draw up to the $15,000,000 available under the Fourth Private Equity Credit Agreement. As of the date of this report, under the Fourth Private Equity Credit Agreement we have drawn down $9,598,541 and issued 33,830,101 shares of common stock and have an available balance to draw of $5,401,459.

As of the date of this report, since January 2001, we have drawn an aggregate of $30,104,541 in gross proceeds from our equity credit lines with Charlton and have issued 83,141,999 shares as a result of those draws.

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

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements"


                                          Year Ended      Year Ended         Year Ended      Year Ended        Year Ended
                                        June 30, 2005    June 30, 2004     June 30, 2003    June 30, 2002    June 30, 2001
                                        -------------    -------------     -------------    -------------    -------------
                                                          (Restated)**       (Restated)*      (Restated)*      (Restated)*
Sales                                  $    374,952      $   733,211      $   184,085       $     -           $     -

Cost of Sales                               166,685          284,682           79,189             -                 -
                                       ------------      -----------      -----------       ------------      -----------

Gross Profit                                208,267          448,529          104,896             -                 -
                                       ------------      -----------      -----------       ------------      -----------

Operating Expenses                        7,338,806        8,160,982        7,487,696        7,287,348         8,320,858
                                       ------------      -----------      -----------       ------------      -----------

Operating Loss                           (7,130,539)      (7,712,453)      (7,382,800)      (7,287,348)       (8,320,858)

Gain (Loss) on sale of fixed assets            -              (5,669)          11,254             -                 -
Interest income                               5,680            9,305              689            1,031            53,688
Other income                                409,962             -                -                -                 -
Interest expense                           (598,021)        (694,142)        (987,917)        (711,335)       (1,265,280)
                                       ------------      -----------      -----------       ------------      -----------

Net Loss                                 (7,312,918)      (8,402,959)      (8,358,774)      (7,997,652)       (9,532,450)

Dividends on cumulative Pfd. stock:
From discount at issuance                      -                -                -                -             (708,130)
Earned                                         -                -                -                -             (422,401)
                                       ------------      -----------      -----------       -----------       -----------

Net loss applicable to
     common shareholders              $  (7,312,918)    $ (8,402,959)    $ (8,358,774)    $ (7,997,652)    $ (10,662,981)
                                      ==============    =============    =============    =============    ==============


Net Loss per common share             $       (0.04)    $      (0.05)    $      (0.06)    $      (0.06)    $       (0.10)
                                      ==============    =============    =============    =============    ==============

Weighted avg. no. of common shares,
    Basic & Diluted                     185,636,553      167,982,750      145,150,783      125,746,307       111,651,970
                                      ==============    =============    =============    =============    ==============


Cash and Cash Equivalents             $     765,523    $     554,354    $   1,361,507    $     194,894     $     207,266
Total Assets                              5,608,004        5,683,328        5,943,415        5,915,719         5,979,944
Deficit accumulated during
    the development stage               (83,976,015)     (76,663,097)     (68,260,138)     (59,901,364)      (51,903,712)
Stockholders' Equity                      4,772,538        4,170,395        4,706,003        3,224,443         4,831,540


* See Notes 2(m) and 8 to the financial statements.
** Revision reflects restatements from prior fiscal years. See Note 3 to the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the Condensed Financial Statements included elsewhere in this report and the information described under the caption "Risk Factors" below.

      CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, inventories, and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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


RESULTS OF OPERATIONS

We are in the process of commercializing our operations and as part of our transition plan to exit from SFAS 7 reporting as a development stage enterprise, we have changed the format of our management discussion and analysis of financial condition and results of operations (MD&A) to better disclose and discuss the three most significant categories of expenses, i.e., general and administrative (G&A), research and development (R&D), and sales and marketing (S&M).

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

In addition, we are expanding our discussion of health insurance and worker's compensation insurance so that they fall into compensation and related benefits for one of the three expense categories, where we previously included them under insurance costs.


Twelve Months Ended June 30, 2005 and June 30, 2004
---------------------------------------------------

SALES AND COST OF SALES
-----------------------
Revenues during the year ended June 30, 2005, were $374,952 representing a decrease of $358,259 or 49% from $733,211 during the year ended June 30, 2004. The Cost of Sales during the year ended June 30, 2005, was $166,685 representing a decrease of $117,997 or 41% from $284,682 during the year ended June 30, 2004. The decrease in revenues is a result of selling three CTLM(R) Systems with a lesser average selling price compared to four CTLM(R) System during the year ended June 30, 2004.


GENERAL AND ADMINISTRATIVE (G&A)
--------------------------------

Our general and administrative expenses include compensation and related benefits for employees in the areas of administration, finance, human resources and information technology. Also included are travel/subsistence related to G&A activities; property and casualty insurance; directors' and officers' liability insurance; professional fees associated with our corporate and securities attorneys and independent auditors; maintenance of our current patents; corporate governance expenses; stockholder expenses; consulting; utilities; maintenance; telephones; office supplies and sales and property taxes.

General and administrative expenses during the year ended June 30, 2005, were $3,014,800 representing a decrease of $3,434,959 or 53% from $6,449,759 during the year ended June 30, 2004. Of the $3,014,800 and $6,449,759, compensation and related benefits comprised $1,846,825 (61%) and $3,461,852 (54%), respectively.

The decrease of $3,434,959 was due primarily to the reclassification of $1,873,188 in compensation and related benefits, $316,436 in travel and subsistence, $148,221 in consulting and $185,388 in professional fees to the appropriate R&D and S&M expense categories.

We do not expect a material increase in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

RESEARCH AND DEVELOPMENT (R&D)
------------------------------

We incur research and development expenses to develop significant enhancements to our sole product, the CTLM(R). These expenses consist primarily of compensation and related benefits; clinical, legal and consulting fees associated with our PMA application; costs associated with materials and components we use to make product enhancements to the CTLM(R); materials and components for new product research; professional fees associated with the research and applications for new patents; and the costs associated with the travel/subsistence, shipping, training, installing and servicing of our clinical collaboration sites.

Research and development expenses during the year ended June 30, 2005, were $2,553,567 representing an increase of $2,015,848 or 375% from $537,719 during the year ended June 30, 2004. Of the $2,553,567 and $537,719, compensation and related benefits comprised $1,525,531 (60%) and $374,437 (70%), respectively.

The increase of $2,015,848 was due primarily to the reclassification of $1,525,531 in compensation and related benefits, $64,495 in travel and subsistence, $101,862 in consulting, and $185,388 in outside legal services from the G&A expense category.

Clinical expenses during the year ended June 30, 2005, were $445,322 representing an increase of $393,676 or 762% from $51,676 as a result of PMA study expenses during the fiscal year ended June 30, 2005.

We expect a significant increase in our R&D expenses because of the costs associated with conducting clinical trials in the United States required for our PMA application. We also expect our consulting expenses and professional fees to increase due to the costs associated with the preparation and submission of our PMA application to the FDA at the conclusion of the U.S. clinical trials. See
Item 1. Our Business - "Clinical Collaboration Sites Update"

SALES AND MARKETING (S&M)
-------------------------

Our sales and marketing expenses consist primarily of compensation and related benefits for employees in the areas of sales, marketing, sales support and sales administration. Also included are the expenses associated with advertising and promotion; trade shows; conferences; promotional and training costs related to marketing the CTLM(R); commissions; travel/subsistence; consulting; certification expenses; and product liability insurance.

Sales and marketing expenses during the year ended June 30, 2005, were $1,083,706 representing an increase of $672,427 or 164% from $411,279 during the year ended June 30, 2004. Of the $1,083,706 and $411,279, compensation and related benefits comprised $347,657 (32%) and $0 (0%), respectively.

The increase of $672,427 was due primarily to the reclassification of $347,657 in compensation and related benefits, and $251,941 in travel and subsistence, and $46,359 in consulting expenses from the G&A expense category.

The increases were further due to the international travel expenses associated with developing our distributor network. We expect commissions, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program. We are in the process of expanding our sales and marketing department which will result in an increase of compensation and related benefits costs.


AGGREGATED OPERATING EXPENSES
-----------------------------

The following discussion explains the sum of significant expenses that are included in our three most significant categories of expenses, i.e., general and administrative (G&A), research and development (R&D), and sales and marketing (S&M). Also included are Inventory valuation adjustments and Depreciation and amortization.

Total operating expenses (G&A, R&D, S&M, Inventory valuation adjustments and Depreciation and amortization) during the year ended June 30, 2005, were $7,338,806 representing a decrease of $822,176 or 11% from $8,160,982 when compared to the operating expenses during the year ended June 30, 2004.

Settlement expenses during the year ended June 30, 2005, were $0 representing a decrease of $450,000, which was the one-time settlement expense associated with a case which was settled in the fiscal year ended June 30, 2004.

Compensation and related benefits during the year ended June 30, 2005, were $3,720,013 representing a decrease of $116,276 or 3% from $3,836,289 during the year ended June 30, 2004. The decrease in compensation is primarily due to the fair market value of the 2004 holiday bonus given to the employees in January 2005, which was $307,100 less than the 2003 holiday bonus given in January 2004.

Consulting expenses during the year ended June 30, 2005, were $267,456 representing a decrease of $134,670 or 33% from $402,156 during the year ended June 30, 2004. The decrease was due primarily to the hiring of a vice president of international sales in September 2004, which eliminated the expense of an international marketing consultant. However, we will continue to use other consultants in certain countries to assist our vice president of international sales. There was also a reduction in consulting fees due to the termination of our financial advisor concurrent with the termination of the Third Private Equity Credit Agreement.

Professional expenses during the year ended June 30, 2005, were $307,775 representing a decrease of $123,037, or 29% from $430,813 during the year ended June 30, 2004. The decrease was due primarily to the elimination of legal fees associated with a previous case.

Clinical expenses during the year ended June 30, 2005, were $445,322 representing an increase of $393,676 or 762% from $51,676 as a result of PMA study expenses during the fiscal year ended June 30, 2005. We expect a significant increase in the fiscal year ending June 30, 2006 due to the costs associated with conducting clinical trials in the United States required for our PMA application. See Item 1. Our Business - "Clinical Collaboration Sites Update"

Travel and subsistence costs during the year ended June 30, 2005, were $346,872 representing an increase of $22,633 or 7% from $324,239 during the year ended June 30, 2004. This increase was primarily due to additional travel costs associated with domestic and international trade shows and the development of our distributor network.

Inventory Valuation Adjustments during the year ended June 30, 2005, were $499,194 representing a decrease of $87,316 or 15% from $586,510 during the year ended June 30, 2004. The decrease is due to a reduction in write-downs of obsolete lasers and other components that are no longer used in the manufacturing of the CTLM(R). See "Critical Accounting Policy - Inventory".

Depreciation and amortization during the year ended June 30, 2005, were $187,539 representing an increase of $11,824 or 7% from $175,715 during the year ended June 30, 2004.

Interest expense during the fiscal year ended June 30, 2005, was $598,021 representing a decrease of $96,121 or 14% from the corresponding period for 2004. The decrease is due primarily to the amount of the draws and the recording of the 7% and 9% discounts on our equity credit line as interest with Charlton Avenue, LLC ("Charlton"). See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - "Financing/Equity Line of Credit"

We have recorded other income of $409,962 as a result of the extinguishment of debt from a loan and related accrued interest payable as of June 30, 2005. See Notes to the Financial Statements, Note 10 "Short-Term Debt".


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


BALANCE SHEET DATA
We have financed our operations since inception by the issuance of equity securities with aggregate net proceeds of approximately $53,873,479 and through loan transactions in the aggregate net amount of $2,595,029. Furthermore, we issued equity securities for the conversion of all outstanding convertible debentures in the aggregate net amount of $3,240,000.

Our combined cash and cash equivalents totaled $765,523 at June 30, 2005. We do not expect to generate a positive internal cash flow for at least the next 12 months due to our need to obtain the PMA, the expected costs of commercializing our initial product, the CTLM(R), and the time required for homologations from certain countries.

Our inventory, which consists of raw materials, work in process (including completed units under testing) and finished goods, totaled $2,020,498 at June 30, 2005 and $2,357,864 at June 30, 2004. Raw materials used for research and development or other purposes are expensed and not included in inventory. This decrease is primarily due to the valuation adjustment of $499,194 recorded during the year. We expect to recover our investment because the CTLM(R) represents a new technology for imaging the breast using a laser beam instead of ionizing X-ray to produce three dimensional images. We expect over time that the CTLM(R) will gain worldwide acceptance in the medical community because its basis in science is Computed Tomography. See Note 6 "Inventories".

Our property and equipment, net, totaled $2,166,920 at June 30, 2005 and $2,301,095 at June 30, 2004. This decrease is due primarily to depreciation during the fiscal year ending June 30, 2005.

Our Intangible assets (formerly "Other assets") totaled $341,765 at June 30, 2005 compared to $375,941 at June 30, 2004. The June 30, 2004 total of $375,941 reflects the restatement of a total of $430,302 consisting of $372,410 for fiscal year 2001 and $57,892 for fiscal year 2002 from intangible assets to certification expense.

Our Total Current Liabilities are $835,466 at June 30, 2005 compared to $1,512,933 at June 30, 2004. The June 30, 2004 total of $1,512,933 reflects the restatement of Other Current Liabilities. Prior to the restatement, Other

Current Liabilities consisted of the accrued compensation resulting from variable plan accounting treatment of certain historical stock options. See "Notes to Financial Statements", Notes 2(m) and 8.

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

We have financed our operating and research and development activities through several Regulation S and Regulation D private placement transactions. Net cash used for operating and product development expenses during fiscal 2005 was $6,972,964 primarily due to our purchase of additional materials to continue the manufacture of CTLM(R) Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law compared to net cash used by operating activities and product development of the CTLM(R) and related software development of $6,834,193 in fiscal 2004. At June 30, 2005, we had working capital of $2,263,853 compared to working capital of $1,493,359 at June 30, 2004.

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

During fiscal 2005, we were able to raise a total of $7,204,370 less expenses through Regulation D transactions. We do not expect to generate a positive internal cash flow for at least the next 12 months due to our need to obtain the PMA, the expected costs of commercializing our initial product, the CTLM(R), and the expense of our continuing product development program. We will require additional funds for operating expenses, developing our CD-ROM clinical atlas, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program. Accordingly, we plan to utilize the Fourth Private Equity Credit Agreement to raise the funds required prior to the end of fiscal year 2006 in order to continue operations. In the event that we are unable to utilize the Fourth Private Equity Credit Agreement, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

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

Capital expenditures for the fiscal 2005 were $23,641 as compared to $334,264 for fiscal 2004. These expenditures were a direct result of purchases of computer and other equipment, office, warehouse and manufacturing fixtures and computer software. We anticipate that our capital expenditures for fiscal 2006 will be approximately $75,000.

During the year ending June 30, 2005, there were no changes in our existing debt agreements and we had no outstanding bank loans as of June 30, 2005. Our annual fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are approximately $7.4 million, as of the date of this report and are likely to increase as additional agreements are entered into and additional personnel are retained. We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs, which are presently estimated at an aggregate of approximately $620,000 per month. The foregoing projections are subject to many conditions most of which are beyond our control. Our future capital requirements will depend on many factors, including the following: the progress of our product development projects, the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in our existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish; and the development of commercialization activities and arrangements. We do not expect to generate a positive internal cash flow for at least 12 months as substantial costs and expenses continue due principally to the commercialization of the CTLM(R), activities related to our FDA PMA process, and advanced product development activities. We intend to use the Fourth Private Equity Credit Agreement as our principal source of additional capital. We plan to continue our policy of investing excess funds, if any, in a High Performance Money Market account at Wachovia Bank N.A.


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

In the United States, the CTLM(R) is regulated as a medical device and is subject to the FDA's pre-market clearance or approval requirements. To obtain FDA approval of an application for pre-market approval of a diagnostic tool such as the CTLM(R), the pre-market approval application must demonstrate based on statistically significant results from extensive clinical studies, that the subject device is safe and has clinical utility, meaning that as a diagnostic tool it provides information that measurably contributes to a diagnosis of a disease or condition. We rely on outside FDA consultants to assist us in obtaining the PMA from the FDA.

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

We have commenced international sales efforts for the CTLM(R) in Europe, Asia, South America and the Middle East. Until we receive pre-market approval from the FDA to market the CTLM(R) in the United States, our revenues, if any, will be derived from sales to international distributors. A significant portion of our revenues may be subject to the risks associated with international sales, including:

o    economical and political instability,
o    shipping delays,
o    fluctuation of foreign currency exchange rates,
o    foreign regulatory requirements, and
o various trade restrictions, all of which could have a significant impact on our ability to deliver products on a timely basis.

Significant increases in the level of customs duties, export quotas or other trade restrictions could have a material adverse effect on our business, financial condition and results of operations. The regulation of medical devices in foreign countries continues to develop, and there can be no assurance that new laws or regulations will not have an adverse effect on us. While we attempt to minimize the risk of doing business with distributors in countries which are having difficult financial times by requesting payment via an irrevocable letter of credit ("L/C") drawn on a United States bank prior to shipment of the CTLM(R), it is not always possible to obtain an L/C from our distributor. In these cases we must seek alternative payment arrangements which include third-party financing, leasing or extending payment terms to our distributors.

Our business has the risk of product liability claims, and preferred insurance coverage may be expensive or unavailable, which may expose us to material liabilities.

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

ITEM 8.  FINANCIAL STATEMENTS
         --------------------

         Index to Financial Statements

                                                                       Page
                                                                       ----

         Report of Independent Registered Public Accounting Firm        37

         Financial Statements

                  Balance Sheets                                        39

                  Statements of Operations                              40

                  Statements of Stockholders' Equity                    41

                  Statements of Cash Flows                              50

                  Notes to Financial Statements                         52

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Imaging Diagnostic Systems, Inc.


We have audited the accompanying balance sheets of Imaging Diagnostic Systems, Inc. (a Development Stage Company) as of June 30, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2005, 2004 and 2003 and for the period December 10, 1993 (date of inception) to June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imaging Diagnostic Systems, Inc. (a Development Stage Company), as of June 30, 2005 and 2004 and the results of its operations and its cash flows for the years ended June 30, 2005, 2004 and 2003 and for the period December 10, 1993 (date of inception) to June 30, 2005 in conformity with United States generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the Company has restated its financial statements to reflect the changes in accounting for the treatment of certain costs previously capitalized as intangible assets, and for compensation previously accrued and recorded to other current liabilities, on options granted to officers of the Company.

The Company is in the development stage as of June 30, 2005 and to date has had no significant operations. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Imaging Diagnostic Systems, Inc.'s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated August 22, 2005 expressed an unqualified opinion on management's assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.


                    /s/
Margolies, Fink and Wichrowski

Certified Public Accountants
Pompano Beach, Florida
August 22, 2005

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                                 Balance Sheets

                             June 30, 2005 and 2004


                                     ASSETS
                                                                          2005              2004
                                                                          ----              ----
                                                                                         (Restated)*
Current assets:
        Cash and cash equivalents                                   $    765,523      $    554,354
        Accounts receivable                                              264,535            28,925
        Loans receivable                                                  14,576               570
        Inventory                                                      2,020,498         2,357,864
        Prepaid expenses                                                  34,187            64,579
                                                                    ------------      ------------

        Total current assets                                           3,099,319         3,006,292
                                                                    ------------      ------------

Property and equipment, net                                            2,166,920         2,301,095
Intangible assets, net                                                   341,765           375,941
                                                                    ------------      ------------

                                                                    $  5,608,004      $  5,683,328
                                                                    ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued expenses                       $    783,966      $  1,172,526
        Customer deposits                                                 30,000            40,000
        Short term debt                                                   21,500           300,407
                                                                    ------------      ------------

        Total current liabilities                                        835,466         1,512,933
                                                                    ------------      ------------

Commitments and contingencies                                               -                 -

Stockholders equity:
        Common stock, no par value; authorized 300,000,000 shares,
         issued 199,900,569 and 173,327,412 shares, respectively      87,150,773        79,235,712
        Additional paid-in capital                                     1,597,780         1,597,780
        Deficit accumulated during the development stage             (83,976,015)      (76,663,097)
                                                                    ------------      -------------

        Total stockholders' equity                                     4,772,538         4,170,395
                                                                    ------------      ------------

                                                                    $  5,608,004      $  5,683,328
                                                                    ============      ============

* See Notes 2(m) and 8

               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                            Statements of Operations


                                                                                                        From Inception
                                                                                                        (December 10,
                                              Year Ended          Year Ended         Year Ended         1993) to
                                             June 30, 2005       June 30, 2004      June 30, 2003       June 30, 2005
                                             -------------       -------------      -------------       --------------
                                                                  (Restated)*        (Restated)*           (Restated)*

Net Sales                                   $    374,952        $    733,211        $    184,085       $   1,292,248
Cost of Sales                                    166,685             284,682              79,189             530,556
                                            ------------        ------------        ------------       -------------

Gross Profit                                     208,267             448,529             104,896             761,692
                                            ------------        ------------        ------------       -------------

Operating Expenses:
   General and administrative                  3,014,800           6,449,759           4,925,900          43,586,744
   Research and development                    2,553,567             537,719           1,165,995          14,250,847
   Sales and Marketing                         1,083,706             411,279             245,028           4,527,280
   Inventory valuation adjustments               499,194             586,510             910,444           3,734,195
   Depreciation and amortization                 187,539             175,715             240,329           2,421,108
   Amortization of deferred compensation             -                   -                   -             4,064,250
                                            ------------        ------------        ------------       -------------

                                               7,338,806           8,160,982           7,487,696          72,584,424
                                            ------------        ------------        ------------       -------------

Operating Loss                                (7,130,539)         (7,712,453)         (7,382,800)        (71,822,732)

Gain (Loss) on sale of fixed assets                  -                (5,669)             11,254               5,585
Interest income                                    5,680               9,305                 689             274,517
Other income                                     409,962                 -                   -               409,962
Interest expense                                (598,021)           (694,142)           (987,917)         (5,995,587)
                                            -------------        ------------        ------------       -------------

Net Loss                                      (7,312,918)         (8,402,959)         (8,358,774)        (77,128,255)

Dividends on cumulative Pfd. stock:
From discount at issuance                           -                   -                   -             (5,402,713)
Earned                                              -                   -                   -             (1,445,047)
                                            ------------        ------------        ------------       -------------

Net loss applicable to
     common shareholders                   $  (7,312,918)      $  (8,402,959)      $  (8,358,774)      $ (83,976,015)
                                           ==============      ==============      ==============      ==============
Net Loss per common share:
Basic and Diluted:
Net loss per common share                  $       (0.04)      $       (0.05)      $       (0.06)      $       (1.02)
                                           ==============      ==============      ==============      ==============

Weighted avg. no. of common shares           185,636,553         167,982,750         145,150,783          82,490,877
                                           ==============      ==============      ==============      ==============

* See Notes 2(m) and 8

              See accompanying notes to the financial statements.

                                                                      IMAGING DIAGNOSTIC SYSTEMS, INC.
                                                                        (a Development Stage Company)

                                                                      Statement of Stockhoders' Equity

                                                         From December 10, 1993 (date of inception) to June 30, 2004


                                                   Preferred Stock (**)         Common Stock        Additional
                                                        Number of                Number of            Paid-in
                                                   Shares       Amount      Shares        Amount      Capital
                                                ------------- ----------  ------------- ----------  ------------

Balance at December 10, 1993 (date of inception)        0    $  -           0         $    --      $    --

Issuance of common stock, restated for reverse
   stock split                                         --     --        510,000        50,000          --

Acquisition of public shell                            --                  --         178,752          --

Net issuance of additional shares of stock             --                  --      15,342,520        16,451

Common stock sold                                      --                  --          36,500        36,500

Net loss                                               --                                --            --
                                                -----------   ---   -----------   -----------   -----------

Balance at June 30, 1994                               --     --     16,067,772       102,951          --

Common stock sold                                      --     --      1,980,791     1,566,595          --

Common stock issued in exchange for services           --     --        115,650       102,942          --

Common stock issued with employment agreements         --     --         75,000        78,750          --

Common stock issued for compensation                   --     --        377,500       151,000          --

Stock options granted                                  --     --           --            --         622,500

Amortization of deferred compentsation                 --     --           --            --            --

Forgiveness of officers' compensation                  --     --           --            --          50,333

Net loss                                               --     --           --            --            --
                                                -----------   ---   -----------   -----------   -----------

Balance at June 30, 1995                               --     --     18,616,713     2,002,238       672,833
                                                -----------   ---   -----------   -----------   -----------


                                                  Deficit
                                                Accumulated
                                                 During the
                                                Development    Subscriptions   Deferred
                                                   Stage       Receivable    Compensation      Total
                                                -------------  ------------  -------------- -------------
Balance at December 10, 1993 (date of inception)  $    --      $      --      $      --      $      --

Issuance of common stock, restated for reverse
   stock split                                         --             --             --           50,000

Acquisition of public shell                            --             --             --             --

Net issuance of additional shares of stock             --             --             --           16,451

Common stock sold                                      --             --             --           36,500

Net loss                                               --          (66,951)          --          (66,951)
                                                -----------    -----------    -----------    -----------

Balance at June 30, 1994                            (66,951)          --             --           36,000

Common stock sold                                      --         (523,118)          --        1,043,477

Common stock issued in exchange for services           --             --             --          102,942

Common stock issued with employment agreements         --             --             --           78,750

Common stock issued for compensation                   --             --             --          151,000

Stock options granted                                  --             --         (622,500)          --

Amortization of deferred compentsation                 --             --          114,375        114,375

Forgiveness of officers' compensation                  --             --             --           50,333

Net loss                                         (1,086,436)          --             --       (1,086,436)
                                                -----------    -----------    -----------    -----------

Balance at June 30, 1995                         (1,153,387)      (523,118)      (508,125)       490,441
                                                -----------    -----------    -----------    -----------



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

* See Note 2(m) and 8



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

* See Note 2(m) and 8


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

* See Note 2(m) and 8





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

* See Note 2(m) and 8


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

* See Note 2(m) and 8




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

* See Note 2(m) and 8


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

* See Note 2(m) and 8





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

* See Note 2(m) and 8




** See Note 15 for a detailed breakdown by Series.

              See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                  Statement of Stockhoders' Equity (Continued)

           From December 10, 1993 (date of inception) to June 30, 2004




                                                          Preferred Stock (**)              Common Stock            Additional
                                                       -----------------------------------------------------------
                                                                Number of                    Number of               Paid-in
                                                          Shares        Amount         Shares          Amount        Capital
                                                       ------------- ------------- --------------- --------------- -------------
Balance at June 30, 2001 (restated)*                      --             --            119,427,847    55,151,781     1,597,780
                                                          ----    -----------          -----------   -----------   -----------

Common stock issued - line of equity transactions         --             --             11,607,866     6,213,805          --

Common stock issued - exchange for services
    and compensation                                      --             --                560,000       294,350          --

Net loss (restated)*                                      --             --                   --            --            --
                                                          ----    -----------          -----------   -----------   -----------

Balance at June 30, 2002 (restated)*                      --      $      --            131,595,713    61,659,936   $ 1,597,780
                                                          ----    -----------          -----------   -----------   -----------

Common stock issued - line of equity transactions         --             --             29,390,708     8,737,772          --

Common stock issued - exchange for services
    and compensation                                      --             --              2,007,618       970,653          --


Payment of subscriptions receivable                       --             --                  --             --            --

Net loss (restated)*                                      --             --                  --             --            --
                                                          ----    -----------          -----------   -----------   -----------

Balance at June 30, 2003 (restated)*                      --             --            162,994,039     71,368,361    1,597,780
                                                          ----    -----------          -----------   -----------   -----------

* See Note 2(m) and 8




                                                       Deficit
                                                     Accumulated
                                                     During the

                                                     Development    Subscriptions   Deferred
                                                        Stage        Receivable   Compensation      Total
                                                   ---------------- ------------- -------------- -------------
Balance at June 30, 2001 (restated)*                  (51,903,712)*     (14,309)        --        4,831,540 *
                                                     ------------      --------        ---      -----------

Common stock issued - line of equity transactions            --            --           --        6,213,805

Common stock issued - exchange for services
    and compensation                                         --            --       (117,600)       176,750

Net loss (restated)*                                   (7,997,652)*        --           --       (7,997,652)*
                                                     ------------      --------        ---      -----------

Balance at June 30, 2002 (restated)*                  (59,901,364)*     (14,309)        --        3,224,443 *
                                                     ------------      --------        ---      -----------

Common stock issued - line of equity transactions           --             --           --        8,737,772

Common stock issued - exchange for services
    and compensation                                        --             --         117,600     1,088,253


Payment of subscriptions receivable                         --           14,309         --           14,309

Net loss (restated)*                                   (8,358,774)*        --           --       (8,358,774)*
                                                     ------------      --------        ---      -----------

Balance at June 30, 2003 (restated)*                  (68,260,138)*        --           --        4,706,003 *
                                                     ------------      --------        ---      -----------

* See Note 2(m) and 8



** See Note 15 for a detailed breakdown by Series.

              See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                  Statement of Stockhoders' Equity (Continued)

           From December 10, 1993 (date of inception) to June 30, 2004




                                                          Preferred Stock (**)              Common Stock            Additional
                                                       -----------------------------------------------------------
                                                                Number of                    Number of               Paid-in
                                                          Shares        Amount         Shares          Amount        Capital
                                                       ------------- ------------- --------------- --------------- -------------
Balance at June 30, 2003 (restated)*                      --             --            162,994,039    71,368,361     1,597,780
                                                          ----    -----------          -----------   -----------   -----------

Common stock issued - line of equity transactions         --             --              8,630,819     6,541,700          --

Common stock issued - exchange for services
    and compensation                                      --             --                734,785       832,950          --

Common stock issued - exercise of stock options           --             --                967,769       492,701          --

Net loss                                                  --             --                   --            --            --
                                                          ----    -----------          -----------   -----------   -----------

Balance at June 30, 2004 (Restated)**                     --             --            173,327,412    79,235,712     1,597,780
                                                          ----    -----------          -----------   -----------   ------------

Common stock issued - line of equity transactions         --             --             26,274,893     7,797,807          --

Common stock issued - exchange for services
    and compensation                                      --             --                285,000       113,850          --

Common stock issued - exercise of stock options           --             --                 13,264         3,404          --

Net Loss                                                  --             --                   --            --            --
                                                          ----    -----------          -----------   -----------   -----------

Balance at June 30, 2005                                  --       $     --            199,900,569   $87,150,773   $ 1,597,780
                                                          ====    ===========          ===========   ===========   ============

* See Note 2(m) and 8
** Revision reflects restatements from prior fiscal years.  See Note 3





                                                       Deficit
                                                     Accumulated
                                                     During the

                                                     Development    Subscriptions   Deferred
                                                        Stage        Receivable   Compensation      Total
                                                   ---------------- ------------- -------------- -------------
Balance at June 30, 2003 (restated)*                  (68,260,138)*        --           --        4,706,003 *
                                                     ------------      --------        ---      -----------

Common stock issued - line of equity transactions            --            --           --        6,541,700

Common stock issued - exchange for services
    and compensation                                         --            --           --          832,950

Common stock issued - exercise of stock options              --            --           --          492,701

Net loss                                               (8,402,959)         --           --       (8,402,959)
                                                     ------------      --------        ---      -----------


Balance at June 30, 2004 (Restated)**                 (76,663,097)*        --           --        4,170,395 *
                                                     ------------      --------        ---      -----------

Common stock issued - line of equity transactions            --            --           --        7,797,807

Common stock issued - exchange for services
    and compensation                                         --            --           --          113,850

Common stock issued - exercise of stock options              --            --           --            3,404

Net Loss                                               (7,312,918)         --           --       (7,312,918)
                                                     -------------     --------        ---      -----------

Balance at June 30, 2005                             $(83,976,015)     $   --        $ --         4,772,538
                                                     =============     ========      =====      ===========

* See Note 2(m) and 8
** Revision reflects restatements from prior fiscal years.  See Note 3




** See Note 15 for a detailed breakdown by Series.

               See accompanying notes to the financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows


                                                                                                                    From Inception
                                                                                                                    (December 10,
                                                          Year Ended          Year Ended         Year Ended         1993) to
                                                         June 30, 2005       June 30, 2004      June 30, 2003       June 30, 2005
                                                         -------------       -------------      -------------       --------------
                                                                             (Restated)*        (Restated)*           (Restated)*

Net loss                                                  $ (7,312,918)       $ (8,402,959)       $ (8,358,774)      $(77,128,255)
                                                          -------------       -------------       -------------      -------------
Adjustments to reconcile net loss to net cash
  used for operating activities:
    Depreciation and amortization                              187,539             175,715             240,329          2,421,108
    Gain on sale of fixed assets                                   -                 5,669             (11,254)            (5,585)
    Extinguishment of debt                                    (409,962)               -                   -              (409,962)
    Inventory valuation adjustment                             499,194             586,510             910,444          3,734,195
    Amoritization of deferred compensation                         -                   -                   -            4,064,250
    Noncash interest, compensation and consulting services     711,740           1,521,346           1,827,425         18,006,498
    (Increase) decrease in accounts and
      loans receivable - employees                            (249,616)            (28,040)                 16           (317,797)
    (Increase) decrease in inventories                        (161,828)           (932,099)              3,457         (2,696,430)
    (Increase) decrease in prepaid expenses                     30,392             (35,857)             27,985            (34,187)
    (Increase) decrease in other assets                            -                   -               131,909           (306,618)
    Increase (decrease) in accounts payable and
      accrued expenses                                        (257,506)            235,522            (300,554)           949,401
    Increase (decrease) in other current liabilities           (10,000)             40,000                 -               30,000
                                                          -------------       -------------       -------------      -------------

        Total adjustments                                      339,953           1,568,766           2,829,757         25,434,873
                                                          -------------       -------------       -------------      -------------

        Net cash used for operating activities              (6,972,965)         (6,834,193)         (5,529,017)       (51,693,382)
                                                          -------------       -------------       -------------      -------------

Cash flows from investing activities:
     Proceeds from sale of property & equipment                    -                18,603              11,254             29,857
     Prototype equipment                                           -                   -                   -           (2,799,031)
     Capital expenditures                                      (23,641)           (334,264)            (43,314)        (4,430,141)
                                                          -------------       -------------       -------------      -------------

        Net cash used for investing activities                 (23,641)           (315,661)            (32,060)        (7,199,315)
                                                          -------------       -------------       -------------      -------------

Cash flows from financing activities:
     Repayment of capital lease obligation                         -                   -                   -              (50,289)
     Proceeds from convertible debenture                           -                   -                   -            3,240,000
     Proceeds from (repayments) loan payable, net                  -                   -            (1,153,310)         2,595,029
     Proceeds from issuance of preferred stock                     -                   -                   -           18,039,500
     Proceeds from exercise of stock options                     3,404             492,701             903,989
     Net proceeds from issuance of common stock              7,204,370           5,850,000           7,881,000         34,929,990
                                                          -------------       -------------       -------------      -------------

       Net cash provided by financing activities             7,207,774           6,342,701           6,727,690         59,658,219
                                                          -------------       -------------       -------------      -------------

Net increase (decrease) in cash and cash equivalents           211,168            (807,153)          1,166,613            765,522

Cash and cash equivalents at beginning of period               554,354           1,361,507             194,894                -
                                                          -------------       -------------       -------------      -------------

Cash and cash equivalents at end of period                $    765,522        $    554,354        $  1,361,507       $    765,522
                                                          =============       =============       =============      =============

See Notes 2(m) and 8


               See accompanying notes to the financial statements.


                                                                                                             From Inception
                                                                                                             (December 10,
                                                           Year Ended       Year Ended       Year Ended           1993) to
                                                          June 30, 2005    June 30, 2004    June 30, 2003     June 30, 2005
                                                          -------------    -------------    -------------     -------------
Supplemental disclosures of cash flow information:

           Cash paid for interest                           $       78       $    5,916      $  131,145       $   215,962
                                                            ==========       ==========      ==========       ===========

Supplemental disclosures of noncash
  investing and financing activities:

           Issuance of common stock and options
             in exchange for services                       $     -          $  450,000      $  841,853       $ 6,306,350
                                                            ==========       ==========      ==========       ===========

           Issuance of common stock as loan fees in
             connection with loans to the Company           $     -          $     -         $     -          $   293,694
                                                            ==========       ==========      ==========       ===========

           Issuance of common stock as satisfaction of
             loans payable and accrued interest             $     -          $     -         $     -          $ 3,398,965
                                                            ==========       ==========      ==========       ===========

           Issuance of common stock as satisfaction of
             certain accounts payable                       $     -          $     -         $     -          $   257,892
                                                            ==========       ==========      ==========       ===========

           Issuance of common stock in
             exchange for property and equipment            $     -          $     -         $     -          $    89,650
                                                            ==========       ==========      ==========       ===========

           Issuance of common stock and other current
             liability in exchange for patent
             liceensing agreement                           $     -          $     -         $     -          $   581,000
                                                            ==========       ==========      ==========       ===========

           Issuance of common stock for
             compensation                                   $  113,850       $  382,950      $  128,800       $ 2,691,788
                                                            ==========       ==========      ==========       ===========

           Issuance of common stock through
             exercise of incentive stock options            $     -          $     -         $     -          $ 3,117,702
                                                            ==========       ==========      ==========       ===========

           Issuance of common stock as
             payment for preferred stock dividends          $     -          $     -         $     -          $   507,645
                                                            ==========       ==========      ==========       ===========

           Acquisition of property and equipment
             through the issuance of a capital
             lease payable                                  $     -          $     -         $     -          $    50,289
                                                            ==========       ==========      ==========       ===========




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

                To be reasonably assured of collectibility, our policy is to minimize the risk of doing business with distributors in countries which are having difficult financial times by requesting payment via an irrevocable letter of credit ("L/C") drawn on a United States bank prior to shipment of the CTLM(R). It is not always possible to obtain an L/C from our distributor so in these cases we must seek alternative payment arrangements which include third-party financing, leasing or extending payment terms to our distributors.

                In the event that management determines that a receivable becomes uncollectible, a policy would be established to recognize estimates of uncollectible amounts using the allowance method for each quarterly period. Management will periodically review the receivables at the end of each quarterly reporting period and the appropriate accrual will be made.

         (c) Cash and cash equivalents

                Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company.

         (d) Inventory

                Inventories, consisting principally of raw materials, work-in-process (including completed units under testing) and finished goods, are carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Raw materials consist of purchased parts, components and supplies. Work-in-process includes completed units undergoing final inspection and testing.

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

                Due to recent technological advances resulting in overall lower costs for certain inventory components, the Company has reduced these components of its inventory to their net realizable value. The inventory valuation adjustments are reflected in the statement of operations and amounted to $499,194, $586,510, $910,444, and $3,734,195, for the years ended June 30, 2005,
                2004 and 2003, and for the period December 10, 1993 (date of inception) to June 30, 2005, respectively.

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

         (f) Property, equipment and software development costs

                Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line methods over the estimated useful lives of the related assets. Expenditures for renewals and betterments which increase the estimated useful life or capacity of the asset are capitalized; expenditures for repairs and maintenance are expensed when incurred.

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

                The weighted average Black-Scholes value of options granted during 2005, 2004 and 2003 was $.27, $.57 and $.19 per option, respectively. Had compensation cost for the Company's fixed stock-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as indicated below:

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                                                                       From
                                                                                                     Inception
                                                                                                    (December 10,
                                             Year Ended        Year Ended        Year Ended            1993) to
                                            June 30, 2005     June 30, 2004     June 30, 2003      June 30, 2005
                                            -------------     -------------     -------------      --------------
                                                                (Restated)*      (Restated)*       (Restated)*
Net loss to common shareholders,
   as reported                              $  (7,312,918)    $  (8,402,959)    $  (8,358,774)    $  (83,976,015)

Less: stock-based employee compensation
   determined under the fair value method,
   net of income tax effect                       620,907           985,166           933,244          5,537,149
                                            --------------    --------------    --------------    ----------------

Net loss to common shareholders,
   pro forma                                $  (7,933,825)    $  (9,388,125)    $  (9,292,018)    $  (89,513,164)
                                            ==============    ==============    ==============    ===============

Basic and diluted loss per share -
         As reported                        $       (.04)     $       (.05)     $       (.06)     $        (1.02)
                                            ==============    ==============    ==============    ==============

         Pro forma                          $       (.04)     $       (.06)     $       (.06)     $        (1.09)
                                            ==============    ==============    ==============    ==============


* See Note 2(m) and 8

                For purposes of the preceding proforma disclosures, the weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003, respectively: no dividend yield; volatility of 66.16%, 75.65%, and 107.8%, risk-free interest rate of 4%, 4%
                and 4%, and an expected term of ten years.


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

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                The Company has determined that no impairment losses need to be recognized through the fiscal year ended June 30, 2005.

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

         (m) Intangible assets

                Intangible assets, consisting of the patent license agreement and certain initial UL and CE costs are reflected in "Intangible Assets" on the balance sheet, net of accumulated amortization (Note 8). The patent license agreement has a fixed life of seventeen years and will continue to be amortized over its remaining useful life. During the fiscal year ending June 30, 1999, we incurred costs of $8,225 related to the process of obtaining UL and CE approvals and determined that these costs should be amortized based on their useful life of three years on a straight-line basis.


         (n) Warranty Reserve

                The Company has established a warranty reserve effective for the fiscal year ending June 30, 2005 and has estimated that our warranty replacement costs for the year would be $14,400. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company's estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


         (o) Deemed preferred stock dividend

                The accretion resulting from the incremental yield embedded in the conversion terms of the convertible preferred stock is computed based upon the discount from market of the common stock at the date the preferred stock was issued. The resulting deemed preferred stock dividend subsequently increases the value of the common shares upon conversion.

         (p) Discount on convertible debt

                The discount which arises as a result of the allocation of proceeds to the beneficial conversion feature upon the issuance of the convertible debt increases the effective interest rate of the convertible debt and will be reflected as a charge to interest expense. The amortization period will be from the date of the convertible debt to the date the debt first becomes convertible.

         (q) Comprehensive income

                SFAS 130, "Reporting Comprehensive Income", requires a full set of general-purpose financial statements to be expanded to include the reporting of "comprehensive income". Comprehensive income is comprised of two components, net income and other comprehensive income. For the period from December 10, 1993 (date of inception) to June 30, 2005, the Company had no items qualifying as other comprehensive income.

         (r) Impact of recently issued accounting standards

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

                On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment, ("SFAS 123R"). SFAS 123R requires all share-based payments to employees to be recognized at fair value in the financial statements. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure --an Amendment of FASB Statement No. 123 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Accordingly, we will be adopting SFAS 123R effective July 1, 2005.

                As such, effective with the Company's fiscal quarter ending September 30, 2005, SFAS 123R will eliminate the Company's ability to account for stock options using the method permitted under APB 25 and instead require us to recognize compensation expense should the Company issue options to its employees or non-employee directors. The Company is in the process of evaluating the impact adoption of SFAS No. 123R will have on the financial statements.

                SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"), was issued in December 2004. APB Opinion No. 29, Accounting for Nonmonetary Transactions ("APB 29"), provides the basic principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. However, APB 29 includes certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring on or after July 1, 2005. The adoption of this standard does not have an effect on the Company's financial statements.

         (s) Reclassifications

                Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(3)      RESTATEMENT

The June 30, 1998 through 2003 financial statements have been restated for the fiscal year ending June 30, 2004 for the expensing of certain costs previously capitalized as intangible assets, and for compensation expense recorded on options granted to officers of the Company which should not have been accounted for under variable plan treatment. The cumulative net effect on stockholders' equity through June 30, 2003 was an increase of $584,184. A detailed analysis of this restatement and its effect on the net loss applicable to common shareholders, an increase of $430,302, on an annual basis is as follows:

 Fiscal year
ended  June 30,   Intangible asset      Compensation          Total
---------------   ----------------     --------------     ------------
      1998        $         -          $    265,978       $   265,978
      1999                  -               263,902           263,902
      2000                  -             1,491,267         1,491,267
      2001              (372,410)          (566,211)         (938,621)
      2002               (57,892)          (262,200)         (320,092)
      2003                  -              (178,250)         (178,250)
                  ----------------     --------------     ------------

     Totals       $     (430,302)      $   1,014,486      $   584,184
                    ==============     ==============     ============

The effect on net loss per common share for the years 2001 and 2002 was immaterial.


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

We have commenced our planned principal operations of the manufacture and sale of our sole product, the CTLM(R), CT Laser Mammography System. We are continuing to appoint distributors and are installing systems under our clinical collaboration program as part of our global commercialization program. We have sold a total of eight systems as of June 30, 2005; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues, we rely on raising capital through our Fourth Private Equity Credit Agreement and we have to create product awareness as a foundation to developing our markets through our existing distributor network and through the appointment of additional distributors and the training of their field service engineers. We would be able to exit SFAS 7 Development Stage Enterprise reporting upon having sufficient revenues for two successive quarters such that we would not have to utilize our Fourth Private Equity Credit Agreement for capital to cover our quarterly operating expenses.


(6)      INVENTORIES

Inventories consisted of the following:

                                               June 30,
                                   -------------------------------
                                        2005              2004
                                   -------------     -------------

          Raw materials            $     577,211     $  1,100,112
          Work-in process                105,902           93,869
          Finished goods               1,337,385        1,163,883
                                   -------------     -------------

                                   $   2,020,498     $  2,357,864
                                   =============     =============

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(7)      PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

                                                         June 30,
                                             --------------------------------
                                                   2005              2004
                                             ---------------   --------------

         Furniture and fixtures              $      262,264     $    262,264
         Building and land                        2,086,330        2,086,330
         Clinical equipment                            -              30,714
         Computers, equipment and software          387,890          333,535
         CTLM(R) software costs                     352,932          352,932
         Trade show equipment                       298,400          298,400
         Laboratory equipment                       212,560          212,560
                                             ---------------    -------------

                                                  3,600,376        3,576,735
         Less: accumulated depreciation          (1,433,456)      (1,275,640)
                                             ---------------    -------------

                  Totals                     $    2,166,920     $  2,301,095
                                             ==============     ============

The estimated useful lives of property and equipment for purposes of computing depreciation and amortization are:

     Furniture, fixtures, clinical, computers, laboratory
       equipment and trade show equipment                     5-7 years
     Building                                                  40 years
     CTLM(R) software costs                                     5 years

Telephone equipment, acquired under a long-term capital lease at a cost of $50,289, is included in furniture and fixtures. The net unamortized cost of the CTLM(R) software at June 30, 2005 and 2004 are $0 and $0, respectively, which represents the net realizable value of the CTLM(R) software at the end of each period presented.

Amortization expense related to the CTLM(R) software for each period presented in the statement of operations is as follows:

                           Period ended           Amount
                           ------------        -----------
                             6/30/01           $    16,241
                             6/30/00                51,425
                             6/30/99                70,514
                             6/30/98                70,587
                             Prior                 144,165
                                               -----------

                             Total             $   352,932
                                               ===========

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(8)      INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                      June 30,
                                                           -----------------------------
                                                               2005             2004
                                                           ------------     ------------
                                                             (Restated)        (Restated)
Patent license agreement, net of accumulated
      amortization of $239,235 and $205,059 respectively   $    341,765     $    375,941
UL & CE approvals, net of accumulated
      amortization of $8,225  and $8,225 respectively              -                -
                                                           ------------     ------------

         Totals                                            $    341,765     $    375,941
                                                           ============     ============


During June 1998, the Company finalized an exclusive Patent License Agreement with its former chief executive officer. (See Note 20) The officer was the owner of patents issued on December 2, 1997 which encompassed the technology of the CTLM(R). Pursuant to the terms of the agreement, the Company was granted the exclusive right to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize and practice the Patent, all improvements thereto and all technology related to the process, throughout the world. The license shall apply to any extension or re-issue of the Patent. The term of license is for the life of the Patent and any renewal thereof, subject to termination, under certain conditions. As consideration for the License, the Company issued to the officer 7,000,000 shares of common stock (See Note 16). The License agreement has been recorded at the historical cost basis of the chief executive officer, who owned the patent. The amortization expense for the year ended June 30, 2005 for the patent license agreement is $34,176, and will be for the five succeeding years.

The core costs of obtaining the initial UL and CE approvals have an indefinite life, and intangible assets having an indefinite life are not amortized at the point of acquisition or subsequent to point of acquisition in accordance with the guidance of SFAS 142. We recorded the initial costs of these systems and protocols as an intangible asset with an indefinite life because we believed that the costs of obtaining them applied to our Company's entire functional process including manufacturing, labeling and compliance. We followed the guidance provided in a paradigm, Figure 23-1: Summary of Accounting for Intangible Assets by SFAS 142, in which questions are asked relative to indefinite life, asset impairment and whether assumption of indefinite life is still valid.

We made a decision to follow a more conservative path in the treatment of these assets and have reclassified these intangible assets to certification expense. This reclassification resulted in a decrease of $430,302 in Other Assets and an increase of $430,302 to Deficit accumulated during the development stage. This restatement is retroactive to the dates of acquisition of the intangible assets, which occurred during fiscal years 2001 and 2002.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(9)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                        June 30,
                                              --------------------------
                                                  2005           2004
                                              -----------    -----------

         Accounts payable - trade             $   472,623    $   486,225
         Accrued property taxes payable            14,085         14,085
         Accrued compensated absences             132,088        122,084
         Accrued interest payable                    -           126,548
         Accrued wages payable                    128,333        420,000
         Other accrued expenses                    36,837          3,584
                                              -----------    -----------

                  Totals                      $   783,966    $ 1,172,526
                                              ===========    ===========


(10)     SHORT-TERM DEBT

Short-term debt consisted of the following:
                                                        June 30,
                                              --------------------------
                                                  2005           2004
                                              -----------    -----------

         Loan payable                         $    21,500    $   300,407
                                              -----------    -----------

                                              $    21,500    $   300,407
                                              ===========    ===========

The Company had borrowed a total of $475,407, from an unrelated third-party on an unsecured basis. The loan accrued interest at a rate of 6% per annum and was payable on demand. The Company repaid $175,000 as of June 30, 2004. Based on its review of this transaction, Company management has disputed the validity of the debt, and has extinguished $409,962 of the loan and related accrued interest payable during the year ended June 30, 2005. This extinguishment has been recorded as "Other Income" for the year ended June 30, 2005.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(11)     EQUITY LINE OF CREDIT

On August 17, 2000 the Company finalized a financing agreement with a private institutional equity investor, which contained two component parts, a $25 million Private Equity Agreement and a private placement of 500 shares of Series K convertible preferred stock as bridge financing in the amount of $5,000,000 (See Note 15). The Private Equity Agreement committed the investor to purchase up to $25 million of common stock subject to certain conditions pursuant to Regulation D over the course of 12 months after an effective registration of the shares. The timing and amounts of the purchase by the investor were at the sole discretion of the Company. However, they were required to draw down a minimum of $10 million from the credit line over the twelve-month period. The purchase price of the shares of common stock was set at 91% of the market price. The market price, as defined in the agreement, was the average of the three lowest closing bid prices of the common stock over the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche.

On May 15, 2002, the Company entered into a second private equity agreement, which replaced the original Private Equity Agreement. The terms of the second Private Equity Agreement were substantially equivalent to the terms of the original agreement, except that (i) the commitment period was three years from the effective date of a registration statement covering the second Private Equity Agreement shares, (ii) the minimum amount required to be drawn through the end of the commitment period was $2,500,000, (iii) the minimum stock price requirement was reduced to $.20, and (iv) the minimum average trading volume was reduced to $40,000.

On October 29, 2002, the Company entered into a new "Third Private Equity Credit Agreement" which the Company intended to supplement the second Private Equity Agreement. The terms of the Third Private Equity Credit Agreement were substantially equivalent to the terms of the prior agreement, in that (i) the commitment period was three years from the effective date of a registration statement covering the Third Private Equity Credit Agreement shares, (ii) the maximum commitment was $15,000,000, (iii) the minimum amount required to be drawn through the end of the commitment period was $2,500,000, (iv) the minimum stock price requirement was reduced to $.10, and (v) the minimum average trading volume in dollars was reduced to $20,000.

On January 9, 2004, the Company entered into a new "Fourth Private Equity Credit Agreement" which replaced the prior private equity agreements. The terms of the Fourth Private Equity Credit Agreement are more favorable to the Company than the terms of the prior Third Private Equity Credit Agreement. The new, more favorable terms are: (i) The put option price is 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche, while the prior Third Private Equity Credit Agreement provided for 91%, ii) the commitment period is two years from the effective date of a registration statement covering the Fourth Private Equity Credit Agreement shares, while the prior Third Private Equity Credit Agreement was for three years, (iii) the maximum commitment is $15,000,000, (iv) the minimum amount the Company must draw through the end of the commitment period is $1,000,000, while the prior Third Private Equity Credit Agreement minimum amount was $2,500,000, (v) the minimum stock price requirement is now controlled by the Company as it has the option of setting a floor price for each put transaction (the previous minimum stock price in the Third Private Equity Credit Agreement was fixed at $.10), (vi) there are no fees associated with the Fourth Private Equity Credit Agreement; the prior private equity agreements required the payment of a 5% consulting fee, which was subsequently lowered to 4% by mutual agreement in September 2001, and (vii) the elimination of the requirement of a minimum average daily trading volume in dollars. The previous trading volume requirement in the Third Private Equity Credit Agreement was $20,000.

These financing agreements have had no warrants attached to either the bridge financing or the private equity line. Furthermore, the Company was not required to pay the investor's legal fees, but the Company previously paid a 5% consulting fee for the money funded in all prior transactions up until the approval of the Fourth Private Equity Credit

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(11)     EQUITY LINE OF CREDIT (Continued)

Agreement. The Company sold $2,840,000 of common stock under the terms of the initial private equity agreement during the year ended June 30, 2001. The total shares issued by the Company amounted to 3,407,613. The Company incurred $139,985 of consulting fees and recorded $303,666 of deemed interest expense as a result of the 9% discount off of the market price. During the year ended June 30, 2002, an additional $5,585,000 of common stock was sold under the terms of the applicable equity credit line agreement, and the Company issued a total of 11,607,866 shares of common stock. The Company incurred $296,250 of consulting fees and recorded $628,805 of deemed interest expense as a result of the 9% discount off of the market price. During the year ended June 30, 2003, an additional $7,881,000 of common stock was sold under the terms of the applicable equity credit line agreement, and the Company issued a total of 29,390,708 shares of common stock. The Company incurred $211,800 of consulting fees and recorded $856,772 of deemed interest expense as a result of the 9% discount off of the market price. During the year ended June 30, 2004, an additional $5,850,000 of common stock was sold under the terms of the equity credit line agreements, and the Company issued a total of 8,630,819 shares of common stock. The Company incurred $188,000 of consulting fees which was solely from the Third Private Equity Credit Agreement and recorded a total of $691,701 of deemed interest expense of which $555,897 is a result of the 9% discount off the market price under the Third Private Equity Credit Agreement and $135,804 is a result of the 7% discount off the market price under the Fourth Private Equity Credit Agreement. During the year ended June 30, 2005, an additional $7,204,370 of common stock was sold under the terms of the Fourth Private Equity Credit Agreement and the Company issued a total of 26,274,893 shares of common stock. The Company recorded a total of $593,437 of deemed interest expense as a result of the 7% discount off the market price under the Fourth Private Equity Credit Agreement.


(12)     LEASES

The Company leases certain office equipment under operating leases expiring in future years. Minimum future lease payments under the non-cancelable operating lease having a remaining term in excess of one year as of June 30, 2005 are as follows:

                   Year ending June 30,            Amount
                   -------------------             ------

                         2006                    $  5,604
                         2007                       4,159
                         Thereafter                   356
                                                 --------

          Total minimum future lease payments    $ 10,119
                                                 ========

Total rent expense for all operating leases amounted to $12,229, $12,449 and $8,630 for the years ended June 30, 2005, 2004 and 2003, respectively, and $349,648 from inception (December 10, 1993) to June 30, 2005.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(13)     INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carryforwards of approximately $63,395,000 to offset future taxable income. Such carryforwards expire in years beginning 2014. There would be no limitation as to the utilization of the net operating losses in future years resulting from the issuance of additional common stock during the fiscal year ended June 30, 2005. The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $25,041,000 and $22,580,000 at June 30, 2005 and 2004, respectively. The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from July 1, 2004 to June 30, 2005 was an increase of approximately $2,461,000.


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

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of June 30, 2005, including certain additional information with respect to the deemed preferred stock dividends that were calculated as a result of the discount from market for the conversion price per share:

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

During the year ended June 30, 2003, the Company issued a total of 31,398,326 shares ($9,708,425) of its common stock. The common stock issued through the equity line of credit (See Note 11) accounted for the issuance of 29,390,708 shares ($8,737,772). The remaining 2,007,618 shares were issued as follows:

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

During the year ended June 30, 2004, the Company issued a total of 10,333,373 shares ($7,867,351) of its common stock. The common stock issued through the equity line of credit (See Note 11) accounted for the issuance of 8,630,819 shares ($6,541,700). The remaining 1,702,554 shares were issued as follows:


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

                3. Common stock issued to directors as a result of the exercise of their incentive stock options amounted to 450,000 shares during the year. The Company received $262,500 from the exercise of 450,000 option shares. The exercise prices range from $.55 per share to $.65 per share.

                4. Common stock issued to employees as a result of the exercise of their incentive stock options amounted to 517,769 shares during the year. The Company received $230,201 from the exercise of 517,769 option shares. The exercise prices range from $.19 per share to $.65 per share.

During the year ended June 30, 2005, the Company issued a total of 26,573,157 shares ($7,915,061) of its common stock. The common stock issued through the equity line of credit (See Note 11) accounted for the issuance of 26,274,893 shares ($7,797,807). The remaining 298,264 shares were issued as follows:

                1. During September 2004, 100,000 restricted shares were issued to our CEO in conjunction with his employment agreement. Compensation of $38,000 was charged as the fair market value of the common stock on the date of issuance was $.38 per share.

                2. During January 2005, 185,000 shares of bonus stock were issued to Company employees. Compensation of $75,850 was charged as the fair market value of the common stock on the date of issuance was $.41 per share.

                3. Common stock issued to employees as a result of the exercise of their incentive stock options amounted to 13,264 shares during the year. The Company received $3,404 from the exercise of 13,264 option shares. The exercise prices range from $.20 per share to $.27 per share.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(17)     STOCK OPTIONS

During July 1994, the Company adopted a non-qualified Stock Option Plan (the "Plan"), whereby officers and employees of the Company could be granted options to purchase shares of the Company's common stock. Under the plan and pursuant to their employment contracts, an officer could be granted non-qualified options to purchase shares of common stock over the next five calendar years, at a minimum of 250,000 shares per calendar year. The exercise price shall be thirty-five percent of the fair market value at the date of grant. On July 5, 1995 the Board of Directors authorized an amendment to the Plan to provide that upon exercise of the option, the payment for the shares exercised under the option may be made in whole or in part with shares of the same class of stock. The shares to be delivered for payment would be valued at the fair market value of the stock on the day preceding the date of exercise. The plan was terminated effective July 1, 1996, however the officers will be issued the options originally provided under the terms of their employment contracts.

On March 29, 1995, the incentive stock option plan was approved by the Board of Directors and adopted by the shareholders at the annual meeting. This original plan was revised and on January 3, 2000 the Board of Directors adopted the Company's "2000 Non-Statutory Plan", and the plan was subsequently approved by the shareholders on May 10, 2000 at the annual meeting. This plan provided for the granting, exercising and issuing of incentive stock options pursuant to Internal Revenue Code Section 422. The Company was entitled to grant incentive stock options to purchase up to 4,850,000 shares of common stock. This Plan also allowed the Company to provide long-term incentives in the form of stock options to the Company's non-employee directors, consultants and advisors, who were not eligible to receive incentive stock options. In January 2002, the Board replaced the 1995 Plan and 2000 Plan with a new combined stock option plan, the 2002 Incentive and Non-Statutory Stock Option Plan (the "2002 Plan"), which provided for the grant of incentive and non-statutory options to purchase an aggregate of 6,340,123 shares of Common Stock. Upon approval of the 2002 Plan , all options outstanding under the 1995 and 2000 Plans remained outstanding; however, no new options could be granted under those plans. The Board of Directors or a company established compensation committee had direct responsibility for the administration of these plans.

The exercise price of the non-statutory stock options was required to be equal to no less than 50% of the fair market value of the common stock on the date such option is granted.

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


On August 24, 2005, the Board Of Directors resolved that the Company's 1995, 2000, 2002 and 2004 Stock Option Plans and Stock Options Agreements that were entered into pursuant to these plans, be amended to increase the post-termination exercise period following the termination of the Optionee's employment/directorship or in the event of change of control of the Company, to be three(3) years from the date of termination or change of control, subject to those options that were vested as of the date of termination or change of control and subject to the original term of the option, which ever time is less.


In accordance with the provisions of APB No. 25, the Company records the discount from fair market value on the non-qualified stock options as a charge to deferred compensation at the date of grant and credits additional paid-in capital. The compensation is amortized to income over the vesting period of the options.

Transactions and other information relating to the plans are summarized as follows:

         Employee Plan:
                                     Incentive Stock Options         Non Statutory Stock Options
                                  -----------------------------     ----------------------------
                                     Shares     Wtd. Avg. Price        Shares      Wtd. Avg. Price
                                  -----------   ---------------     -----------    ----------------
Outstanding at June 30, 1994           -0-                                -0-
   Granted                            75,000        $ 1.40            1,500,000        $ 1.12
   Exercised                            -                                  -
                                  -----------                        -----------

Outstanding at June 30, 1995          75,000          1.40            1,500,000          1.12
   Granted                           770,309          1.66              750,000          1.44
   Exercised                        (164,956)          .92           (1,800,000)         1.50
                                  -----------                        -----------

Outstanding at June 30, 1996         680,353          1.81              450,000           .13
   Granted                           371,377          3.27              750,000          3.88
   Exercised                        (395,384)         1.10                 -
                                  -----------                        -----------

Outstanding at June 30, 1997         656,346          3.07            1,200,000          2.47
   Granted                           220,755          1.95              750,000          2.75
   Exercised                            -                               (65,712)          .35
   Canceled                         (175,205)         4.25                 -
                                  -----------                        -----------

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(17)     STOCK OPTIONS (Continued)

Outstanding at June 30, 1998         701,896          2.42            1,884,288          2.66
   Granted                           786,635           .48              750,000           .43
   Exercised                            -                               (65,612)          .35
   Canceled                          (82,500)         3.37                 -
                                  -----------                       ------------

Outstanding at June 30, 1999       1,406,031           .53 **         2,568,676                  2.24
   Granted                         3,139,459           .34                 -
   Exercised                        (770,702)          .37             (318,676)                .35
   Canceled                          (64,334)          .47                 -
                                  -----------                       ------------

Outstanding at June 30, 2000       3,710,454           .42            2,250,000                2.35
   Granted                         1,915,700          2.59                 -
   Exercised                      (3,030,964)          .32             (750,000)                .31
   Canceled                         (279,982)          .60           (1,500,000)               2.75
                                  -----------                       ------------

Outstanding at June 30, 2001       2,315,208          2.38                 -
   Granted                         6,839,864           .68                 -
   Exercised                            -                                  -
   Canceled                       (2,695,482)         1.17                 -
                                  -----------                       ------------

Outstanding at June 30, 2002       6,459,590           .85                 -
   Granted                         1,459,705           .38                 -
   Exercised                            -                                  -
   Canceled                          (56,788)          .74                 -
                                  -----------                      -------------

Outstanding at June 30, 2003       7,862,507           .76                 -
   Granted                         1,576,620          1.12               31,748                 .69
   Exercised                        (517,769)          .44                 -
   Canceled                          (97,525)          .78                 -
                                  -----------                      -------------

Outstanding at June 30, 2004       8,823,833           .84               31,748                 .69
   Granted                              -                             4,253,159                 .34
   Exercised                         (13,264)          .26                 -
   Canceled                         (142,891)          .68                 -
                                  -----------                      -------------

Outstanding at June 30, 2005       8,667,678           .98            4,284,907                 .34
                                  ===========                      =============


** On June 25, 1999, the exercise price of 502,225 outstanding incentive stock options was restated to $.60 per share. The Company has recorded compensation of $330,569 during the fiscal year ended June 30, 1999 as a result of this repricing, in accordance with the guidelines discussed in the FASB Interpretation No. 44, of APB Opinion No. 25.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(17)     STOCK OPTIONS (Continued)




         Director Plan:
                                     Incentive Stock Options         Non Statutory Stock Options
                                  -----------------------------     ----------------------------
                                     Shares     Wtd. Avg. Price        Shares      Wtd. Avg. Price
                                  -----------   ---------------     -----------    ----------------
Outstanding at June 30, 2000           -0-
   Granted                           150,000         $.65
   Exercised                            -
   Canceled                             -
                                  -----------

Outstanding at June 30, 2001         150,000          .65
   Granted                           300,000          .55
   Exercised                            -
   Canceled                             -
                                  -----------

Outstanding at June 30, 2002         450,000          .58
   Granted                           400,000          .18
   Exercised                            -
   Canceled                             -
                                  -----------

Outstanding at June 30, 2003         850,000          .40                  -
   Granted                           100,000         1.07               700,000           .76
   Exercised                        (450,000)         .58                  -
   Canceled                             -                                  -
                                  ------------                       -----------

Outstanding at June 30, 2004         500,000          .39               700,000           .76
   Granted                              -                               800,000           .35
   Exercised                            -                                  -
   Canceled                             -                                  -
                                  ------------                       -----------

Outstanding at June 30, 2005         500,000          .39             1,500,000           .54
                                  ============                       ===========


A summary of the vested and exercisable stock options of the Company is presented as follows:

                           June 30, 2005      June 30, 2004      June 30, 2003
                           -------------      -------------      -------------
Employee ISO                   7,699,103          7,053,586          4,941,985
Director ISO                     500,000            650,000            575,000
Employee Non-Statutory            88,486               -                  -
Director Non-Statutory           950,000               -                  -
                           -------------      -------------      --------------

Total                          9,237,589          7,703,586          5,516,985
                           =============      =============      ==============

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

On November 7, 1994, the Company granted 300,000 non-qualified options to its general counsel, then a vice-president of the Company, at an exercise price of $0.50 per share. Deferred compensation of $150,000 was recorded on the transaction and is being amortized over the vesting period. The options were all exercised as of June 30, 1997.

On March 30, 1995, the Company granted to the director of engineering, a non-qualified option to purchase up to 150,000 shares of common stock per year, or a total of 450,000 shares, during the period March 30, 1995 and ending March 31, 1999. The exercise price shall be $0.35 per share. The options did not "vest" until one year from the anniversary date. Deferred compensation of $472,500 was recorded on the transaction and is being amortized over the vesting period. The Company also granted the individual, incentive options to purchase 75,000 shares of common stock at an exercise price of $1.40 per share. The options originally expired on March 30, 1998, but were reissued on March 30, 1998 for two years.

On July 5, 1995 the Company issued non-qualified options to its officers and directors to purchase an aggregate of 750,000 shares of common stock at 35% of the fair market value at the date of grant. Compensation expense was recorded during the year ended June 30, 1996 as a result of the discount from the market value.

On September 1, 1995, the Company issued to its three officers and directors incentive options to purchase 107,527 shares, individually, at an exercise price of $0.93 per share (110% of the fair market value). The options expired on September 1, 1999.

On September 1, 1995, the Company issued to an employee incentive options to purchase 119,047 shares of common stock at an exercise price of $0.84 per share. The options expired on September 1, 1999

At various dates during the fiscal year ended June 30, 1996, the Company issued to various employees incentive options to purchase 328,681 shares of common stock at prices ranging from $0.81 to $8.18. In all instances, the exercise price was established as the fair market value of the common stock at the date of grant, therefore no compensation was recorded on the issuance of the options. In most cases, one-third of the options vested one year from the grant date, with one-third vesting each of the next two years. The options expired in ten years from the grant date.

On July 4, 1996, the Company issued to its three officers and directors incentive options to purchase 22,883 shares, individually, at an exercise price of $4.37 per share (110% of the fair market value). The options expired on July 4, 2001.

On July 5, 1996 the Company issued non-qualified options to its officers and directors to purchase an aggregate of 750,000 shares of common stock at 35% of the fair market value at the date of grant. Deferred compensation of $1,891,500 was recorded on the transaction and was being amortized over the remaining term of the employment contracts (three years).

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(17)     STOCK OPTIONS (Continued)

At various dates during the year ended June 30, 1997, the Company issued to various employees incentive options to purchase 264,778 shares of common stock at prices ranging from $2.56 to $3.81. In all instances, the exercise price was established as the fair market value of the common stock at the date of grant, therefore no compensation was recorded on the issuance of the options. In most cases, one-third of the options vested one year from the grant date, with one-third vesting each of the next two years. The options expired in ten years from the grant date.

On July 4, 1997, the Company granted to its three officers and directors incentive options to purchase 34,000 shares, individually, at an exercise price of $2.94 per share (110% of the fair market value). The options expired on July 4, 2002.

On July 5, 1997, the Company issued non-qualified options to its officers and directors to purchase 750,000 shares of common stock at 35% of the fair market value at the date of grant. Deferred compensation of $1,340,625 was recorded on the transaction and was amortized over the remaining term of the employment contract (two years).

At various dates during the year ended June 30, 1998, the Company issued to various employees incentive options to purchase 204,905 shares of common stock at prices ranging from $.55 to $2.60. In all instances, the exercise price was established as the fair market value of the common stock at the date of grant, therefore no compensation was recorded on the issuance of the options. In most cases, one-third of the options vested one year from the grant date, with one-third vesting each of the next two years. The options expired in ten years from the grant date.

On July 5, 1998, the Company issued non-qualified options to its officers and directors to purchase 750,000 shares of common stock at 35% of the fair market value at the date of grant. Deferred compensation of $622,500 was recorded on the transaction and was amortized over the remaining term of the employment contract (one year).

At various dates during the year ended June 30, 1999, the Company issued to various employees incentive options to purchase 786,635 shares of common stock at prices ranging from $.46 to $.60. In all instances, the exercise price was established as the fair market value of the common stock at the date of grant, therefore no compensation was recorded on the issuance of the options. In most cases, one-third of the options vested one year from the grant date, with one-third vesting each of the next two years. The options expired in ten years from the grant date.

At various dates during the year ended June 30, 2000, the Company issued to its officers and various employees incentive options to purchase 3,139,459 shares of common stock at prices ranging from $.23 to $4.38. The exercise price was established as the fair market value of the common stock at the date of grant for employees, and 110% of the fair market value at the date of grant for officers, therefore no compensation was recorded on the issuance of the options. The officers' options vested immediately, while the employees' options vested one-third from the grant date, with one-third vesting each of the next two years. The options expired in five years from the grant date.

At various dates during the year ended June 30, 2001, the Company issued to its officers and various employees incentive options to purchase 1,915,700 shares of common stock at prices ranging from $.65 to $2.85. The exercise price was established as the fair market value of the common stock at the date of grant for employees, and 110% of the fair market value at the date of grant for officers, therefore no compensation was recorded on

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(17)     STOCK OPTIONS (Continued)

the issuance of the options. The officers' options vested immediately, while the employees' options vested one-third from the grant date, with one-third vesting each of the next two years. The options expired in five years from the grant date.

In addition, on November 20, 2000 the Company granted to each director a stock option to purchase 50,000 shares (an aggregate of 150,000 shares) of the Company's common stock at an exercise price of $.65 per share. The option expires in ten years and became exercisable on a quarterly pro-rata basis (12,500 shares) from the date of grant. The option is not intended to be an incentive stock option pursuant to Section 422 of the Internal Revenue Code.

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

Vesting for certain of the officers' options was immediately, while the other officers' options and the employees' options vested over varying periods up to three years from the date of grant. The options expire from four to ten years from the grant date.

In addition, on November 20, 2001 the Company granted to each director a stock option to purchase 100,000 shares (an aggregate of 300,000 shares) of the Company's common stock at an exercise price of $.55 per share. The option expired in ten years and became exercisable on a quarterly pro-rata basis (25,000 shares) from the date of grant. The option was not intended to be an incentive stock option pursuant to Section 422 of the Internal Revenue Code.

At various dates during the year ended June 30, 2003, the Company issued to its officers and various employees incentive options to purchase 1,459,705 shares of common stock at prices ranging from $.19 to $.79. The exercise price was established as the fair market value of the common stock at the date of grant for employees, and 110% of the fair market value at the date of grant for officers, therefore no compensation was recorded on the issuance of the options. Vesting for certain of the officers' options was immediate, while the other officers' options and the employees' options vested over varying periods up to three years from the date of grant. The options expire from four to ten years from the grant date.

In addition, at various dates during the year ended June 30, 2003 the Company granted to each new director a stock option to purchase 100,000 shares (an aggregate of 400,000 shares) of the Company's common stock at exercise price ranging from $.20 to $.25 per share. The option expires in ten years and became exercisable on a quarterly pro-rata basis (25,000 shares) from the date of grant. The option is not intended to be an incentive stock option pursuant to
Section 422 of the Internal Revenue Code.

At various dates during the year ended June 30, 2004, the Company issued to its officers and various employees incentive options to purchase 1,576,620 shares of common stock at prices ranging from $.81 to $1.25. At various dates during the year ended June 30, 2004, the Company issued to various employees Non-Statutory options to purchase 31,748 shares of common stock at prices ranging from $.39 to $.78. The exercise price was established as the fair market value of the common stock at the date of grant for employees, and 110% of the fair market value at the date of grant for an officer, therefore no compensation was recorded on the issuance of the

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)

(17)     STOCK OPTIONS (Continued)

options. Vesting for certain of the officers' options is immediate, while the other officers' options and the employees' options vested over varying periods up to five years from the date of grant. The options expire from four to ten years from the grant date.

In addition, at various dates during the year ended June 30, 2004, the Company issued to its Directors stock options to purchase 100,000 shares of the Company's common stock at prices ranging from $1.03 to $1.11. At various dates during the year ended June 30, 2004, the Company issued to its Directors Non-Statutory options to purchase 700,000 shares of common stock at prices ranging from $.69 to $.88. The options expire in ten years and became exercisable on a quarterly pro-rata basis (50,000 shares) from the date of grant. Options issued to the Directors are not intended to be incentive stock options pursuant to Section 422 of the Internal Revenue Code.

At various dates during the year ended June 30, 2005, the Company issued to various employees and two consultants Non-Statutory options to purchase 4,253,159 shares of common stock at prices ranging from $.20 to $.44. The exercise price was established as the fair market value of the common stock at the date of grant for employees, and 110% of the fair market value at the date of grant for an officer, therefore no compensation was recorded on the issuance of the options. Vesting for certain of the officers' options was immediate, while the other officers' options and the employees' options vest over varying periods up to five years from the date of grant. The options expire from four to ten years from the grant date.

At various dates during the year ended June 30, 2005, the Company issued to its Directors Non-Statutory options to purchase 800,000 shares of common stock at prices ranging from $.31 to $.44. The options expire in ten years and shall become exercisable on a quarterly pro-rata basis (50,000 shares) from the date of grant. Options issued to the Directors are not intended to be incentive stock options pursuant to Section 422 of the Internal Revenue Code.


The following table summarizes information about all of the stock options outstanding at June 30, 2005:

                                     Outstanding options                  Exercisable options
                                     -------------------                  -------------------
                                       Weighted
                                       average
    Range of                          remaining       Weighted                         Weighted
exercise prices       Shares        life (years)    avg. price          Shares        avg.  price
---------------    -------------    ------------    -----------       -----------     ------------
 $ .19 - 1.25      13,810,035           7.77         $   .56           8,095,039        $   .65
  1.26 - 2.49         142,550           4.02             .74             142,550            .74
  2.50 - 2.85       1,000,000           5.00            2.85           1,000,000           2.85
 ------------      ----------       ------------    -----------       -----------     -----------

 $ .19 - 2.85      14,952,585           7.55         $   .72           9,237,589        $   .89
=============      ==========       ============    ===========       ===========     ===========

At June 30, 2005, the Company has issued options pursuant to four different stock option plans, which have been previously described. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans with respect to its employees.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(18)     CONCENTRATION OF CREDIT RISK

During the year, the Company has maintained cash balances in excess of the Federally insured limits. The funds are with a major money center bank. Consequently, the Company does not believe that there is a significant risk in having these balances in one financial institution. The cash balance with the bank at June 30, 2005 was $788,891.


(19)     FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximated their fair values due to the short maturity of these instruments. The Company believes that its accounts receivable are fully collectible as recorded and no allowance for doubtful accounts has been provided. The fair value of the Company's debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At June 30, 2005 and 2004, the aggregate fair value of the Company's debt obligations approximated its carrying value.


(20)     COMMITMENTS AND CONTINGENCIES

On September 15, 2003, the Company entered into a three-year employment agreement with Deborah O'Brien, Senior Vice-President, at an annual salary of $95,000.

On April 15, 2004, Linda B. Grable retired as CEO and Chairman of the Board. Pursuant to her Retirement Agreement the Company accrued the balance of her employment agreement through its expiration date of December 15, 2005 and as of June 30, 2005 that obligation is $128,333. The Company is also obligated to pay her health insurance to that date.

On July 8, 2004, the Company entered into a three-year employment agreement with Timothy Hansen, its new Chief Executive Officer, commencing on July 26, 2004 at an annual salary of $210,000 and appointed him a Director of the Company.

On September 12, 2005, the Company entered into a one-year employment agreement effective August 30, 2005 with Allan L. Schwartz, our Executive Vice-President and Chief Financial Officer at an annual salary of $185,000.

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

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (a Development Stage Company)

                    Notes to Financial Statements (Continued)


(21)     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)




Fiscal 2005
                                          Quarter Ended        Quarter Ended          Quarter Ended            Quarter Ended
                                          June 30, 2005        March 31, 2005       December 31, 2004        September 30, 2004
                                          -------------        --------------       -----------------        ------------------
Net Sales                                 $        -            $     374,952         $        -               $        -
Gross Profit                              $        -            $     208,267         $        -               $        -
Operating Loss                            $  (1,832,777)        $  (1,514,569)        $  (2,121,387)           $  (1,661,806)
Net loss applicable to
   common shareholders                    $  (1,579,466)        $  (1,639,175)        $  (2,256,934)           $  (1,837,343)

Net Loss per common share                 $       (0.01)        $       (0.01)        $       (0.01)           $       (0.01)
Weighted avg. no. of common shares,
   Basic & Diluted                          185,636,553           187,800,485           183,133,979              176,855,811

Cash and Cash Equivalents                 $     765,523         $     364,434         $     538,097            $     766,614
Total Assets                              $   5,608,004         $   5,528,833         $   5,507,562            $   5,888,629
Deficit accumulated during
   the development stage                  $ (83,976,015)        $ (82,396,549)        $ (80,757,374)           $ (78,500,439)
Stockholders' Equity                      $   4,772,538         $   4,262,030         $   4,139,497            $   4,493,573



Fiscal 2004
                                          Quarter Ended         Quarter Ended          Quarter Ended           Quarter Ended
                                          June 30, 2004        March 31, 2004        December 31, 2003       Sepetmber 30, 2003
                                          -------------        --------------        -----------------       ------------------
                                           (Restated)*           (Restated)*            (Restated)*             (Restated)*
Sales                                     $     180,228         $     552,983         $        -               $        -
Gross Profit                              $      88,709         $     359,820         $        -               $        -
Operating Loss                            $  (2,366,984)        $  (1,708,232)        $  (2,257,339)           $  (1,379,898)
Net loss applicable to
   common shareholders                    $  (2,465,807)        $  (1,859,172)        $  (2,391,066)           $  (1,686,914)

Net Loss per common share                 $       (0.01)        $       (0.01)        $       (0.01)           $       (0.01)
Weighted avg. no. of common shares,
   Basic & Diluted                          167,982,750           167,197,384           166,943,524              165,289,775


Cash and Cash Equivalents                 $     554,354         $     876,756         $   1,012,093            $   1,653,820
Total Assets                              $   5,683,329         $   6,467,599         $   6,376,408            $   6,890,216
Deficit accumulated during
   the development stage                  $ (76,663,097)        $ (74,197,290)        $ (72,338,118)           $ (69,947,051)
Stockholders' Equity                      $   4,170,395         $   5,117,729         $   5,178,656            $   5,694,078


* See Notes 2(m) and 8

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING



The management of Imaging Diagnostic Systems, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and financial officers and effected by the company's board of director7s, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2005. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company's internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of June 30, 2005 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of June 30, 2005.

The Company's external auditors, Margolies, Fink and Wichrowski, Certified Public Accountants have audited the Company's financial statements for the year ended June 30, 2005 included in this annual report on Form 10-K and, as part of that audit, have issued a report on management's assessment of internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

/s/ Timothy B. Hansen
Chief Executive Officer and Director

/s/ Allan L. Schwartz
Executive Vice President, Chief Financial Officer and Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Imaging Diagnostic Systems, Inc.

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Imaging Diagnostic Systems, Inc. (the "Company") maintained effective internal control over financial reporting as of June 30, 2005, based on the criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company: (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company: and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of the Company as of June 30, 2005, and the related statements of operations, stockholders' equity and cash flows for the year then ended, and our report dated August 22, 2005 expressed a going concern opinion on those financial statements.




                    /s/
Margolies, Fink and Wichrowski

Certified Public Accountants
Pompano Beach, Florida
August 22, 2005

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

The following table sets forth certain information concerning our directors and executive officers:

The following table sets forth certain information concerning our directors and executive officers:

Name*                      Age                  Position                      Year Elected or Appointed
----                       ---                  --------                      -------------------------

Tim Hansen                 61          Chief Executive Officer and Director              2004

Allan L. Schwartz          63          Executive Vice-President, Chief                   1994
                                       Financial Officer and Director

Edward R. Horton           47          Chief Operating Officer                           2001

Deborah O'Brien            41          Senior Vice-President                             2003

Sherman Lazrus             72          Director                                          2002

Patrick J. Gorman          51          Director                                          2003

Edward Rolquin             76          Director                                          2003

Jay S. Bendis              58          Director                                          2003


Allan Schwartz is one of the co-founders and as such may be deemed "promoter" and "parent" as defined in the Rules and Regulations promulgated under the Securities Act, as those terms are defined in the rules and regulations promulgated under the Securities Act. Directors serve until the next meeting of shareholders. Officers serve at the pleasure of the Board of Directors.

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

Allan L. Schwartz
Mr. Schwartz is Executive Vice-President and Chief Financial Officer of the Company and is responsible for its financial affairs. He has a wide range of management, marketing, field engineering, construction, and business development experience. Prior to joining the Company as a founder in 1993, he developed the Chronometric Trading System for analyzing stock market trends using neural networks and developed pre-engineered homes for export to Belize, Central America for S.E. Enterprises of Miami, Florida. In 1991 he formed Tron Industries, Inc. for the development of low-voltage neon novelty items and self-contained battery powered portable neon. He is a graduate of C.W. Post College of Long Island University with a B.S. in Business Administration. Previous innovations by Mr. Schwartz before relocating to Florida have included the use of motion detection sensors in commercial burglar alarm systems for Tron-Guard Security Systems. Inc. and the use of water reclamation systems with automatic car wash equipment. Mr. Schwartz has been a Director and Officer of the Company since its inception.


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


Patrick J. Gorman
Mr. Gorman is a Certified Public Accountant. He has been a Director since January 2003 and serves as Chairman of the Audit Committee. On February 26, 2005, the Board of Directors appointed him Co-Chairman of the Board. He is currently the Chief Executive Officer and Chairman of the Board of Directors of Applied Nanoscience Inc., a nanotechnology company based in Hauppauge, New York. From 1991 to 2005 he worked in private practice, serving both publicly traded and privately held companies. Mr. Gorman served as Corporate Tax Manager for Axsys Technologies, Inc. in Deer Park, New York from 1987 to 1990 and Controller/Tax Manager for Computer Associates in Jericho, New York from 1983 to 1986. Prior to joining Computer Associates, he served as Tax Manager with Ernst & Young in Melville, New York and Tax Accountant for Arthur Andersen in New York City. Mr. Gorman holds a MS in Taxation from Long Island University and is a member of the NYSSCPA and the AICPA.


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

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE
The Board of Directors has elected Sherman Lazrus as Chairman of the Nominating and Corporate Governance Committee. Jay S. Bendis, Patrick J. Gorman and Edward Rolquin also serve as members of the Nominating and Corporate Governance Committee.

COMPENSATION OF DIRECTORS Each director who is not an employee of the Company receives a quarterly retainer of $3,000 and $800 per diem fees for days in which a Board meeting is attended or a non-employee board member is otherwise required to visit the Company or spend a significant amount of a day on Company matters. The Co-Chairmen receive a quarterly retainer of $5,000 each, which includes their services as Chairman of the Audit Committee and Compensation Committee, respectively. Non-employee directors are also reimbursed for travel expenses. In October 2004, the Compensation Committee made a proposal to raise the daily workshop fee from $600 to $800 per day, to raise the quarterly retainers of directors from $2,000 to $3,000, and to raise the Co-Chairman's quarterly retainers from $2,000 to $5,000. They further agreed that any new directors appointed by the Board or elected by the shareholders shall receive 100,000 options, $3,000 quarterly retainer and $800 per day for workshop days. The Board voted in favor of the proposal. The increased director compensation became effective on October 1, 2004. In December 2003, the Board voted to increase the amount of options that non-employee directors are eligible to receive from 100,000 to 200,000 shares per year, vesting at 50,000 shares per quarter of service to the Company. The new option structure will take effect on each non-employee director's respective anniversary date. The option price will be at the Fair Market Value (FMV) on each respective director's anniversary date. All future options will be granted under the 2004 Non-Statutory Stock Option Plan, which was adopted on March 24, 2004 by the stockholders at our annual meeting.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended June 30, 2005.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------
The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers for services rendered to us during fiscal 2005, 2004 and 2003. No other person during these years, who served as one of our executive officers, had a total annual salary and bonus in excess of $100,000. Also, see "Stock Option Plan-Option Grants in Last Fiscal Year".

                                             SUMMARY COMPENSATION TABLE

                                 Annual Compensation                         Long-Term Compensation
                                 -------------------                         ----------------------
Name & Principal
Position                Fiscal Year          Salary       Other Annual       Restricted     Shares Underlying
                                                         Compensation (5)    Stock Awards    Options Granted

Linda B Grable (1)         2003             $280,000         $3,200
                           2004             $347,594         $11,500
                           2005             $280,000

Timothy B. Hansen, CEO     2005             $194,423                           $38,000         3,000,000
and Director (2)

Allan L. Schwartz,         2003             $144,275         $3,200                              500,000
Exec. V.P., CFO and        2004             $184,219         $11,500                             500,000
Director (3)               2005             $199,784                                             500,000

Edward R. Horton           2003             $113,300         $1,775
COO                        2004             $114,400         $5,750
                           2005             $123,675                                             175,000

Deborah O'Brien            2004             $92,542          $11,500                             302,000
Senior V. Pres. (4)        2005             $99,750


     (1) Ms. Grable our former CEO and Director, retired on April 15, 2004. Under her retirement agreement Ms. Grable is entitled to receive her $280,000 annual salary through December 15, 2005. Salary recorded for f/y 2004 includes $47,704 in accrued wages payable as of 6/30/02 to Linda B. Grable as heir to the estate of Richard J. Grable and $19,890 in accrued wages payable as of 6/30/02 to Linda B. Grable.
     (2) Mr. Hansen commenced employment on July 26, 2005. Restricted stock awards for f/y 2005 include $38,000 of non-cash compensation for sign-on bonus in restricted stock.
     (3) Salary recorded for Mr. Schwartz in f/y 2005 includes base salary of $185,000 plus $5,179 as additional wages while serving as Interim CEO and $9,605 vacation pay. Salary recorded for f/y 2004 includes base salary of $154,329 plus $19,890 in accrued wages payable as of 6/30/02 and $10,000 additional wages while serving as Interim CEO.
     (4) Ms. O'Brien was appointed Senior Vice President on September 15, 2003. Salary recorded for f/y 2005 includes base salary of $95,000 plus $4,750 vacation pay.
     (5) Other Annual Compensation reflects non-cash compensation for holiday stock bonuses which was previously included in the total amount of salaries paid to executive officers in 2004.


EMPLOYMENT AGREEMENTS
---------------------
On August 29, 1999, we entered into five-year employment agreements with Richard Grable, Allan Schwartz and Linda Grable. Under these agreements, base annual salaries, were as follows: Richard Grable, $286,225; Linda Grable, $119,070; and Allan Schwartz, $119,070. In addition, each person received a car allowance of $500 per month. Each employment agreement provide for performance bonuses, health insurance, car allowances, and other customary benefits, and a cost of living adjustment of 7% per annum. No bonuses were paid to the three executives during the five-year terms of their respective employment agreements. Upon the expiration of Mr. Schwartz's employment agreement on August 29, 2004, he entered into a one-year Employment Extension Agreement on August 30, 2004 which provided for an annual salary of $185,000 and options to purchase up to an aggregate of 500,000 shares of our common stock at an exercise price of $.30 per share, in accordance with our 2004 Non-Statutory Stock Option Plan. These options vested on August 30, 2005.

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

On September 15, 2003, we entered into a three-year employment agreement with Deborah O'Brien, our Senior Vice-President at an annual salary of $95,000. The Senior Vice-President was also granted 302,000 incentive stock options at an exercise price of $1.13 per share, the fair market value at the date of the grant, which will vest ratably over the three-year period.

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


Mr. Hansen also received 100,000 restricted shares of our common stock. He also receives a $500 car allowance per month and received pre-approved living expenses for a three-month period and moving expenses.

On February 23, 2005, Mr. Hansen was granted an additional 1,500,000 non-statutory stock options at an exercise price of $.32, the fair market value at the date of the grant, which will vest over the three-year period in accordance with the table below:


Date of Vesting        No. of Option Shares
---------------        --------------------
February 23, 2006            500,000
August 23, 2006              250,000
February 23, 2007            250,000
August 23, 2007              250,000
February 23, 2008            250,000

On September 12, 2005, we entered into a one-year employment agreement effective August 30, 2005 with Allan L. Schwartz, our Executive Vice-President and Chief Financial Officer at an annual salary of $185,000. Mr. Schwartz was also granted 100,000 non-statutory stock options at an exercise price of $.20 per share, the fair market value at the date of the grant, which will vest on August 30, 2006.

The following table sets forth certain information with regard to the Options granted by the Company to executive management for the fiscal year ended June 30, 2005. Linda B. Grable (retired), Timothy Hansen, Allan L. Schwartz, Edward Horton and Deborah O'Brien did not exercise any options during fiscal 2005.


                      Option/SAR Grants in Last Fiscal Year

                      No. of          % of Total
                      Securities      Options Granted     Exercise or      Market Price
                      Underlying      to Employees In     Base Price       On Date of      Expiration
Name                  Options         Fiscal Year         ($/Share)        Grant           Date
----                  Granted         ----------          ---------        ---------       --------
                      -------
Timothy Hansen        1,500,000          29.7%              $.38             $.38         7/8/2014
Timothy Hansen        1,500,000          29.7%              $.32             $.32         2/23/2015
Allan L. Schwartz       500,000           9.9%              $.30             $.27         8/30/2015
Edward Horton           175,000           3.5%              $.28             $.28         8/28/2015


Stock Option Plans
------------------
Our 1995 Stock Option Plan was approved by our Board of Directors and adopted by the shareholders at the March 1995 annual meeting. The plan provided for the granting, exercising and issuing of incentive options pursuant to Internal Revenue Code, Section 422.

On August 30, 1999, we established an equity incentive plan. The shareholders had to approve this plan within one year. The maximum number of shares that could be granted under this plan was 15,000,000 shares of common stock and 5,000,000 shares of preferred stock. The series, rights and preferences of the preferred stock were to be determined by our Board of Directors. This plan also included any stock available for future stock rights under our 1995 Stock Option Plan. On January 3, 2000 the Board of Directors decided to replace this equity incentive plan and adopted our 2000 Non-Statutory Stock Option Plan so as to provide a critical long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company. On May 10, 2000 our shareholders approved the 2000 Non-Statutory Stock Option Plan, which was replaced with our 2002 Incentive and Non-Statutory Stock Option Plan approved by our shareholders on March 13, 2002. Our Board of Directors has direct responsibility for the administration of the plan.

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

On August 24, 2005, the Board Of Directors resolved that the Company's 1995, 2000, 2002 and 2004 Stock Option Plans and Stock Options Agreements that were entered into pursuant to these plans, be amended to increase the post-termination exercise period following the termination of the Optionee's employment/directorship or in the event of change of control of the Company, to be three(3) years from the date of termination or change of control, subject to those options that were vested as of the date of termination or change of control and subject to the original term of the option, which ever time is less.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows the beneficial ownership of our common stock as of September 12, 2005 regarding:

     o each person that we know of who beneficially owns more than 5% of the outstanding shares of our common stock,
     o    each current director and executive officer, and
     o    all executive officers and directors as a group.

Name and Address              Number of Shares Owned        % of Outstanding
of Beneficial Owner           Beneficially (1)(2)        Shares of Common Stock
-------------------           ----------------------     ----------------------

Linda B. Grable                  19,660,274(3)                     9.7%

Timothy B. Hansen                   600,000(4)                     0.3%
6531 NW 18th Court
Plantation, FL 33313

Allan L. Schwartz                 6,888,852(5)                     3.4%
6531 NW 18th Court
Plantation, FL 33313

Edward Horton                       687,500(6)                     0.3%
6531 NW 18th Court
Plantation, FL 33313

Deborah O'Brien                     935,000(7)                     0.5%
6531 NW 18th Court
Plantation, FL 33313

Sherman Lazrus                      460,000(8)                     0.2%

Patrick J. Gorman                 1,216,160(9)                     0.6%

Edward Rolquin                      410,000(8)                     0.2%

Jay S. Bendis                       465,000(8)                     0.2%

All officers and directors       11,662,512(10)                    5.7%
as a group (8 persons)

All beneficial owners            31,322,786(11)                   15.4%
Listed above (9 persons)


     (1) Except as indicated in the footnotes to this table, based on information provided by such persons, the persons named in the table above have sole voting power and investment power with respect to all shares of common stock shown beneficially owned by them.

     (2) Percentage of ownership is based on 203,730,670 shares of common stock outstanding as of September 12, 2005 plus each person's options that are exercisable within 60 days. Shares of common stock subject to stock options that are exercisable within 60 days as of August 29, 2005 are deemed outstanding for computing the percentage of that person and the group.

     (3) Based on the last filing of record includes 3,250,000 shares subject to options and 16,410,274 shares owned by Linda B. Grable.

     (4) Mr. Hansen was issued 100,000 restricted shares pursuant to his employment agreement dated July 8, 2004. Includes 500,000 shares subject to options.

     (5) Includes 2,500,000 shares subject to options and 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.

     (6)  Includes 675,000 shares subject to options.

     (7)  Includes 425,000 shares subject to options.

     (8) Includes 450,000 shares of options owned by Sherman Lazrus, 400,000 shares of options owned by Edward Rolquin and 400,000 shares of options owned by Jay S. Bendis.

     (9) Includes 450,000 shares subject to options and 183,356 shares owned by the wife of Patrick J. Gorman, Diana Gorman, of which he disclaims beneficial ownership.

     (10) Includes 5,800,000 shares subject to options held by, Timothy Hansen, Allan Schwartz , Edward Horton, Deborah O'Brien, Sherman Lazrus, Patrick J. Gorman, Edward Rolquin and Jay S. Bendis. Also includes 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership and 183,356 shares owned by the wife of Patrick J. Gorman, Diana Gorman, of which he disclaims beneficial ownership.

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

In June 1998, we finalized an exclusive patent license agreement with Richard Grable. Mr. Grable was the owner of the patent which encompasses the technology for the CTLM(R). IDSI and Mr. Grable had previously entered into an oral agreement for the exclusive license for the patent that was never memorialized in written form. The term of the license is for the life of the patent (17 years) and any renewals, subject to termination under specific conditions. As consideration for this license, we issued to Mr. Grable 7,000,000 shares of common stock. In addition, we agreed to pay Mr. Grable a royalty based upon a percentage, ranging from 6% to 10%, of the net selling price (the dollar amount earned from our sale, both international and domestic, before taxes minus the cost of the goods sold and commissions or discounts paid) of all the products and goods in which the patent is used. Mr. Grable agreed that these royalty provisions will not apply to any sales and deliveries of CTLM(R) systems made by IDSI prior to receipt of the PMA for the CTLM(R). In addition, following issuance of the PMA, IDSI and Mr. Grable agreed that he would be paid guaranteed minimum royalties of at least $250,000 per year based on the sales of the products and goods in which the CTLM(R) patent is used. Upon Mr. Grable's death in August 2001, his interest in the patent license agreement passed to his estate, of which Linda Grable is the principal beneficiary.

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


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
          --------------------------------------

For the Fiscal Years ended June 30, 2005 and 2004, we paid audit fees totaling $30,508 and $24,715 respectively, and paid fees for tax services totaling $2,000 and $2,000 respectively.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT                        DESCRIPTION

3.1     Articles of Incorporation (Florida)- Incorporated by reference to
        Exhibit 3(a) of our Form 10-KSB for the fiscal year ending June 30, 1995
3.2 Amendment to Articles of Incorporation (Designation of Series A Convertible Preferred Shares) - Incorporated by reference to Exhibit 3.
        (i). 6 of our Form 10-KSB for the fiscal year ending June 30, 1996. File number 033-04008.
3.3 Amendment to Articles of Incorporation (Designation of Series B Convertible Preferred Shares). Incorporated by reference to our Registration Statement on Form S-1 dated July 1, 1997.
3.4 Amendment to Articles of Incorporation (Designation of Series C Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated October 15, 1997.
3.5 Amendment to Articles of Incorporation (Designation of Series D Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated January 12, 1998.
3.6 Amendment to Articles of Incorporation (Designation of Series E Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated February 19,1998.
3.7 Amendment to Articles of Incorporation (Designation of Series F Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated March 6, 1998.
3.8 Amendment to Articles of Incorporation (Designation of Series H Convertible Preferred Shares). Incorporated by reference to our Registration Statement on Form S-2 File Number 333-59539.
3.9     Certificate of Dissolution - is incorporated by reference to Exhibit
        (3)(a) of our Form 10-KSB for the fiscal year ending June 30, 1995.
3.10 Articles of Incorporation and By- Laws (New Jersey) -are incorporated by reference to Exhibit 3 (i) of our Form 10-SB, as amended, file number 0-26028, filed on May 6, 1995 ("Form 10-SB").
3.11 Certificate and Plan of Merger - is incorporated by reference to Exhibit 3(i) of the Form 10-SB.
3.12 Certificate of Amendment - is incorporated by reference to Exhibit 3(i) of the Form 10-SB.
3.13    Amended Certificate of Amendment-Series G Designation.
3.14    Certificate of Amendment-Series I Designation
3.15    Amended Certificate of Amendment-Series B Designation
3.16 Certificate of Amendment-Series K Designation. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.2 Patent Licensing Agreement. Incorporated by reference to our Registration Statement on Form S-2, File Number 333-59539. 10.3 Incentive Stock Option Plan - is incorporated by reference to Exhibit 10(b) of the Form 10-SB.
10.60 Employment Agreement with Deborah O'Brien, Senior Vice President dated September 15, 2003.
10.61 Fourth Private Equity Credit Agreement between IDSI and Charlton Avenue LLC, dated as of January 9, 2004, with exhibits. Incorporated by reference to our Form S-2, File Number 333-112377 filed on January 30, 2004.
10.62 Registration Rights Agreement between IDSI and Charlton Avenue, LLC dated as of January 9, 2004. Incorporated by reference to our Form S-2, File Number 333-112377 filed on January 30, 2004.
10.63 Retirement Agreement between IDSI and Linda B. Grable dated April 15, 2004. Incorporated by reference to our Form S-2, File Number 333-116694 filed on June 21, 2004.
10.64 Employment Agreement with Timothy B. Hansen, Chief Executive Officer dated July 8, 2004. Incorporated by reference to our Form 10-K filed on September 17, 2004.
10.65 Employment Agreement with Edward Horton, Chief Operating Officer dated August 15, 2004. Incorporated by reference to our Form 10-K filed on September 17, 2004.
10.66 One-Year Employment Extension Agreement with Allan L. Schwartz, Executive Vice President and Chief Financial Officer dated August 30, 2004. Incorporated by reference to our Form 10-K filed on September 17, 2004.
10.67 Stock Option Agreement with Timothy B. Hansen, Chief Executive Officer, dated February 23, 2005. Incorporated by reference to our Registration Statement on Form S-2, File Number 333-123197 filed on March 8, 2005.

10.68 One-Year Employment Agreement with Allan L. Schwartz, Executive Vice President and Chief Financial Officer dated September 12, 2005.
14.1    Code of Ethics for Senior Financial Officers
31.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

         A Form 8-K was filed on September 29, 2004, announcing that we signed a multi-year agreement with China Far East International Trading Corporation (CFETC) for the exclusive sale of our CTLM(R) System in the People's Republic of China. The new agreement also includes clinical research and collaboration programs and supersedes our previous distribution contract with CFETC.

         A Form 8-K was filed on October 18, 2004 announcing the issuance of a press release entitled, "Shareholder Letter From Imaging Diagnostic Systems, Inc." written by Tim Hansen, CEO. The letter detailed the three top priorities chosen by Mr. Hansen and the Board of Directors.
         First: get the U.S. FDA Pre Market Approval (PMA) completed; second, launch a global commercialization program; and third, lay out a roadmap to enhance the long-term growth of the Company.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Imaging Diagnostic Systems, Inc. has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized,


                IMAGING DIAGNOSTIC SYSTEMS, INC.


                By:  /s/ Timothy B. Hansen
                     ---------------------
                     Timothy B. Hansen, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.


Signatures                      Title                                            Date
----------                      -----                                            ----

/s/Timothy B. Hansen            Chief Executive Officer                    September 13, 2005
--------------------
Timothy B. Hansen               and Director


/s/Allan L. Schwartz            Director, Executive Vice-President,        September 13, 2005
--------------------
Allan L. Schwartz               and Chief Financial Officer
                                (Principal Accounting and Financial
                                Officer)


/s/ Jay S. Bendis               Co-Chairman of the Board                   September 13, 2005
-----------------
Jay S. Bendis                   and Director


/s/ Patrick J. Gorman           Co-Chairman of the Board                   September 13, 2005
---------------------
Patrick J. Gorman               and Director


/s/ Sherman Lazrus              Director                                   September 13, 2005
---------------------
Sherman Lazrus


/s/ Edward Rolquin              Director                                   September 13, 2005
------------------
Edward Rolquin

