Form 10-Q
period 2005-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2005-11-09
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2005

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

     The number of shares outstanding of each of the issuer's classes of equity as of September 30, 2005: 205,994,394 shares of common stock, no par value. As of September 30, 2005, the issuer had no shares of preferred stock outstanding.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
                                                                         Page
                                                                         ----
Condensed Balance Sheet (Unaudited) -
      September 30, 2005 and June 30, 2005                                 3

Condensed Statement of Operations (Unaudited) -
      Three months ended September 30,
      2005 and 2004, and December 10,
      1993 (date of inception) to September 30, 2005                       4

Condensed Statement of Cash Flows (Unaudited) -
      Three months ended September 30,
      2005 and 2004, and December 10, 1993 (date of inception)
      to September 30, 2005                                                5

Notes to Condensed Financial Statements                                    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Financial Condition and Results                                     10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk     13

Item 4.    Controls and Procedures                                        13

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.    Legal Proceedings                                              15

Item 2.    Changes in Securities                                          15

Item 3.    Defaults Upon Senior Securities                                15

Item 4.    Submission of Matters to a Vote of
           Security Holders                                               15

Item 5.    Other Information                                              15

Item 6.    Exhibits and Reports on Form 8-K                               22

Signatures                                                                23

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet

                                     Assets

                                                               Sept. 30, 2005     Jun. 30, 2005
                                                               --------------     -------------
Current Assets:                                                    Unaudited             *
              Cash                                              $    348,565       $   765,523
              Accounts receivable                                    754,270           264,535
              Loans receivable                                        19,001            14,576
              Inventory                                            2,018,593         2,020,498
              Prepaid expenses                                        84,877            34,187
                                                                ------------       -----------

              Total Current Assets                                 3,225,306         3,099,319
                                                                ------------       -----------

Property and equipment, net                                        2,142,211         2,166,920
Intangible assets, net                                               333,221           341,765
                                                                ------------       -----------

                                                                $  5,700,738       $ 5,608,004
                                                                ============       ===========

                      Liabilities and Stockholders' Equity
Current Liabilities:
              Accounts payable and accrued expenses             $    790,216       $   783,966
              Customer deposits                                       30,000            30,000
              Short term debt                                         21,500            21,500
                                                                ------------       -----------

              Total Current Liabilities                              841,716           835,466
                                                                ------------       -----------


Stockholders Equity:
              Common Stock                                        88,384,619        87,150,773
              Additional paid-in capital                           1,861,083         1,597,780
              Deficit accumulated during development stage       (85,386,680)      (83,976,015)
                                                                ------------       -----------

              Total stockholders' equity                           4,859,022         4,772,538
                                                                ------------       -----------

                                                                $  5,700,738       $ 5,608,004
                                                                ============       ===========


* Condensed from audited financial statements.


The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                           A Development Stage Company
                                   (Unaudited)
                       Condensed Statements of Operations

                                                    Three Months Ended           Since Inception
                                                       September 30,             (12/10/93) to
                                                   2005             2004         Sept. 30, 2005
                                              ------------     -------------     ---------------
Net Sales                                     $    671,750     $       -         $  1,963,998
Cost of Sales                                      277,264             -              807,820
                                              ------------     ------------      -------------

Gross Profit                                       394,486             -            1,156,178
                                              ------------     ------------      -------------

Operating Expenses:
  General and administrative                  $    717,528     $    710,519     $  44,304,272
  Research and development                         417,606          533,091        14,668,453
  Sales and marketing                              242,466          248,127         4,769,746
  Inventory valuation adjustments                   34,740          122,236         3,768,935
  Stock option expense - 123(R)                    263,304             -              263,304
  Depreciation and amortization                     41,402           47,832         2,462,510
  Amortization of deferred compensation               -                -            4,064,250
                                              ------------     ------------     -------------

                                                 1,717,046        1,661,805        74,301,470
                                              ------------     ------------     -------------

Operating Loss                                  (1,322,560)      (1,661,805)      (73,145,292)

Gain on sale of fixed assets                          -                -                5,585
Interest income                                      1,531            1,021           276,048
Other income                                          -                -              409,962
Interest expense                                   (89,636)        (176,559)       (6,085,223)
                                              ------------     ------------     -------------

Net Loss                                        (1,410,665)      (1,837,343)      (78,538,920)

Dividends on cumulative Pfd. stock:
From discount at issuance                             -                -          (5,402,713)
Earned                                                -                -          (1,445,047)
                                              ------------     ------------    -------------

Net loss applicable to
     common shareholders                      $ (1,410,665)    $ (1,837,343)    $(85,386,680)
                                              =============    =============    =============

Net Loss per common share:
Basic and Diluted:
Net loss per common share                     $      (0.01)    $      (0.01)    $      (1.00)
                                              =============    =============    =============

Weighted avg. no. of common shares             201,835,198      176,855,811       85,035,492
                                              =============    =============    =============



The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                        Condensed Statement of Cash Flows

                                                                Three Months              Since Inception
                                                             Ended September 30,          (12/10/93) to
                                                           2005               2004        Sept. 30, 2005
                                                       -------------     -------------    ---------------
Cash flows from operations:
      Net loss                                         $ (1,410,665)     $ (1,837,343)    $ (78,538,920)
      Changes in assets and liabilities                    (137,937)          103,568        25,296,936
                                                       -------------     -------------    --------------
      Net cash used in operations                        (1,548,602)       (1,733,775)      (53,241,984)
                                                       -------------     -------------    --------------


Cash flows from investing activities:
      Proceeds from sale of property & equipment               -                 -               29,857
      Capital expenditures                                  (12,526)           (4,473)       (7,241,698)
                                                        ------------      ------------      ------------
      Net cash used in investing activities                 (12,526)           (4,473)       (7,211,841)
                                                        ------------      ------------      ------------


Cash flows from financing activities:
      Repayment of capital lease obligation                    -                 -              (50,289)
      Other financing activities - NET                         -                 -            5,835,029
      Proceeds from issuance of preferred stock                -                 -           18,039,500
      Net proceeds from issuance of common stock          1,144,171         1,950,508        36,978,150
                                                         -----------       -----------      -----------

      Net cash provided by financing activities           1,144,171         1,950,508        60,802,390
                                                         -----------       -----------      -----------

Net increase (decrease) in cash                            (416,958)          212,260           348,565

Cash, beginning of period                                   765,523           554,354              -
                                                          ----------        ----------      -----------

Cash, end of period                                     $   348,565       $   766,614       $   348,565
                                                        ============      ============      ===========




The accompanying notes are an intergral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -    BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2006. These condensed financial statements have been prepared in accordance with Financial Accounting Standards No. 7 (FAS 7), Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on September 13, 2005.

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

We have commenced our planned principal operations of the manufacture and sale of our sole product, the CTLM(R), CT Laser Mammography System. We are continuing to appoint distributors and are installing systems under our clinical collaboration program as part of our global commercialization program. We have sold 13 systems as of September 30, 2005; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues, we rely on raising capital through our Fourth Private Equity Credit Agreement and we have to create product awareness as a foundation for developing markets through an international distributor network. We would be able to exit FAS 7 Development Stage Enterprise reporting upon having sufficient revenues for two successive quarters such that we would not have to utilize other funding to meet our quarterly operating expenses.

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

                                              Sept. 30, 2005     June 30, 2005
                                              --------------     -------------
Raw materials consisting of purchased
   parts, components and supplies             $    641,453       $    577,211
Work-in-process including units
   undergoing final inspection and testing    $    232,338       $    105,902
Finished goods                                $  1,144,802       $  1,337,385

Total Inventory                               $  2,018,593       $  2,020,498


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


NOTE 5 -RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the next fiscal year that begins after June 15, 2005. In addition, SFAS No. 123(R) will cause unrecognized expense related to previously issued options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123(R) in our first quarter of fiscal year 2006. The FASB has concluded that companies may adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Under the modified retrospective transition method, prior periods may be retroactively adjusted either as of the beginning of the year of adoption or for all periods presented. The modified prospective transition method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the fiscal period of adoption of SFAS No. 123(R), while the retrospective method would record compensation expense for all unvested stock options and share awards beginning with the fiscal period retroactively adjusted. The Company adopted SFAS 123(R) on July 1, 2005 and elected to use the modified prospective transition method.

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

NOTE 6 - STOCK BASED COMPENSATION

We previously accounted for stock-based compensation issued to our employees using the intrinsic value method. Accordingly, compensation cost for stock options issued was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. The pro forma net earnings per share amounts as if the fair value method had been used are presented below for the quarter ended September 30, 2004 and the actual net earnings per share are presented below for the quarter ended September 30, 2005 in accordance with the Company's adoption of SFAS 123(R) effective July 1, 2005.

For purposes of the following disclosures during the transition period of adoption of SFAS 123(R), the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended September 30, 2005, and 2004: no dividend yield; expected volatility of 119%; risk-free interest rate of 4%; and an expected ten-year term for options granted. Had the compensation cost for the quarter ended September 30, 2004 been determined based on the fair value at the grant, our net income
(loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amount for that period indicated below. For the quarter ending September 30, 2005, the net income and earnings per share reflect the actual deduction for option expense as compensation.


                                                              Three Months Ended September 30
                                                              -------------------------------
                                                               2005                      2004
                                                               ----                      ----
Net income (loss) - as reported                             $(1,147,361)               $(1,837,343)
Less: stock-based employee
      compensation determined under the
      Fair value method, net of income tax effect              (263,304)                  (158,511)
                                                           -------------             --------------

Net income (loss) -                                Actual   $(1,410,665)     Proforma  $(1,995,854)
                                                            ============               ============

Basic and Diluted earnings (loss)
per share-as reported                                       $     (0.01)               $     (0.01)

Basic and Diluted earnings (loss)
per share-pro forma                                         $     (0.01)               $     (0.01)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Imaging Diagnostic Systems, Inc. should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations; the Condensed Financial Statements; the Notes to the Financial Statements; and the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005. This quarterly report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. Forward-looking statements include disclosures made in Results of Operations, Regulatory Matters, Clinical Collaboration Sites Update and Other Recent Events. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the headings below and in Item 5, Other Information. All forward-looking statements and risk factors included in this document or incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 are made as of the date of this report based on information available to us as of the date of this report, and we assume no obligation to update any forward-looking statement or risk factors.

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

As of the date of this report we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through September 30, 2005 of approximately $85,386,680 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM(R), expenses associated with our FDA Pre-Market Approval ("PMA") process, and the costs associated with advanced product development activities. There can be no assurances that we will obtain the PMA, that the CTLM(R) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(R) to allow us to operate profitably.

RESULTS OF OPERATIONS

SALES AND COST OF SALES
-----------------------

On October 12th we reported that we sold a record five CTLM(R) systems in the quarter ending September 30, 2005. We believe that these sales reflect the increasing effectiveness of our global commercialization program and growing market acceptance of the CTLM(R) system. We are also pleased to report that two of our clinical partnership sites have purchased their CTLM(R) systems after gaining experience with our new technology. These two sales were part of the total of five sold for the quarter. We will continue to pursue clinical partners and attempt to grow our distributor network worldwide. Revenues for the three months ended September 30, 2005, were $671,750 representing an increase of $671,750 from the corresponding period for 2004. The increase in revenues was a direct result of selling five CTLM(R) systems compared to no sales being recorded in the three months ended September 30, 2004.

Cost of Sales for the three months ended September 30, 2005, were $277,264 representing an increase of $277,264 from the corresponding period for 2004. The increase in Cost of Sales was a direct result of no sales recorded in the three months ended September 30, 2004.

REPORTING FORMAT FOR EXPENSES
-----------------------------

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

GENERAL AND ADMINISTRATIVE (G&A)
--------------------------------

General and administrative expenses during the three months ended September 30, 2005, were $717,528 representing an increase of $7,009 or 1% from the corresponding period in 2004. Of the $717,528 compensation and related benefits comprised $419,294 (58%) compared to $461,901 (65%) during the three months ended September 30, 2004.

The three-month increase of $7,009 is a net result which is primarily due to a decrease of $42,607 G&A compensation and related benefits and an increase in consulting of $42,889.

We do not expect a material increase in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.


RESEARCH AND DEVELOPMENT (R&D)
------------------------------

Research and development expenses during the three months ended September 30, 2005, were $417,606 representing a decrease of $115,485 or 22% from the corresponding period in 2004. Of the $417,606 compensation and related benefits comprised $314,203 (75%) compared to $357,519 (67%) during the three months ended September 30, 2004.

The three-month decrease of $115,485 was due primarily to a decrease in R&D compensation and related benefits of $43,316, and decreases of $27,400 in Legal patent expenses, $18,039 in clinical expenses and $19,588 in R&D expenses.

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


SALES AND MARKETING (S&M)
-------------------------

Sales and marketing expenses during the three months ended September 30, 2005, were $242,466 representing a decrease of $5,661 or 2% from the corresponding period in 2004. Of the $242,466 compensation and related benefits comprised $120,462 (50%) compared to $62,346 (25%) during the three months ended September 30, 2004.

The three-month decrease of $5,661 is a net result which is primarily due to an increase in S&M compensation and related benefits of $58,116, and decreases of $26,864 in certification expenses, $25,810 in travel expenses and $14,965 in S&M consulting.

We expect commissions, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.


AGGREGATED OPERATING EXPENSES
-----------------------------

In comparing our total operating expenses (G&A, R&D, and S&M) in the three months ended September 30, 2005 to expenses in the comparable periods in 2004, we had a decrease of $114,137 or 8%.

The decrease in the three-month comparative period was due primarily to R&D expenses decreasing by $115,485.

We continue to rely on outside consultants and attorneys for our regulatory affairs. We expect to incur an increase in consulting expenses and professional fees in the preparation and submission of our PMA application to the FDA.

Inventory Valuation Adjustments during the three months ended September 30, 2005, were $34,740 representing a decrease of $87,496 or 72% from the comparable period in 2004. The decrease is due to the reduction in write-downs of obsolete components that are no longer used in the manufacturing of the CTLM(R).

With the adoption of SFAS 123(R) effective July 1, 2005 we have recorded compensation for the expense of options granted during the first quarter ending September 30, 2005 of $4,597. We have also recorded compensation for the options which remain unvested as of July 1, 2005 of $258,707 for the quarter ended September 30, 2005.

Interest expense during the three months ended September 30, 2005, was $89,636 representing a decrease of $86,923 or 49% from the corresponding period in 2004. The decrease is due primarily to having fewer draws on our equity credit line as interest with Charlton Avenue, LLC ("Charlton"). See Item 5. Other Information - "Financing/Equity Line of Credit"

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $348,565 as of September 30, 2005. This is a decrease of $416,958 from $765,523 as of June 30, 2005. During the quarter ending September 30, 2005, we received a net of $1,144,171 from the sale of common stock through our private equity agreement with Charlton. See - "Financing/Equity Line of Credit"

We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM(R), expenses associated with our FDA PMA process and the costs associated with product development activities.

Property and Equipment was valued at $2,142,211 net as of September 30, 2005. The overall decrease of $24,709 from June 30, 2005 to September 30, 2005 is due primarily to the recorded depreciation.

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

Since inception, we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties. Net cash used for operating and product development expenses during the three months ending September 30, 2005, was $1,548,602 primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities, compared to $1,733,775 in the same period ending September 30, 2004. At September 30, 2005, we had working capital of $2,383,590 compared to working capital of $1,493,359 at September 30, 2004, and $2,263,853 at June 30, 2005.

During the first quarter ending September 30, 2005, we raised a total of $1,144,171 after expenses through the sale of common stock to Charlton. We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM(R), in the international market and the expense of continuing our ongoing product development program. We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program. Accordingly, we plan to utilize the Fourth Private Equity Credit Agreement and any subsequent financing agreements to raise the funds required prior to the end of fiscal year 2006 and thereafter in order to continue operations. In the event that we are unable to utilize the Fourth Private Equity Credit Agreement we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. As of the date of this report, we have $4,301,459 remaining to be drawn from the Fourth Private Equity Credit Agreement and we have 7,779,589 shares remaining on our current S-2 registration statement. Based on our estimated cash requirements necessary to complete the FDA process and continue our international globalization programs we plan to file another registration statement to utilize the remaining balance available on the Fourth Private Equity Credit Agreement. We are currently negotiating a new Private Equity Credit Agreement with Charlton to become effective upon the completion of the Fourth Private Equity Credit Agreement.

Capital expenditures for the three months ending September 30, 2005, were $12,526 as compared to approximately $4,473 for the three months ending September 30, 2004. These expenditures were a direct result of purchases of computer and miscellaneous equipment. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2006, will be approximately $65,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of September 30, 2005. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs. Our future capital requirements will depend on many factors, including the following:

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

See Item 5. "Other Information" - FINANCING/EQUITY LINE OF CREDIT.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On October 26, 2005 we held our annual meeting of stockholders at our corporate offices at 6531 NW 18th Court, Plantation, Florida for the following purposes:

     1.   To elect six directors;
     2. To ratify the appointment by the Board of Directors of Sherb and Co., LLP as independent auditors of the Company for the fiscal year ending June 30, 2006.

For proposal no. 1, the stockholders elected six incumbent directors with the voting as follows:
Timothy B, Hansen        FOR   184,718,445        WITHHELD   10,188,566
Allan L. Schwartz        FOR   190,917,465        WITHHELD    3,989,546
Sherman Lazrus           FOR   191,370,991        WITHHELD    3,536,020
Patrick J. Gorman        FOR   191,527,466        WITHHELD    3,379,545
Edward Rolquin           FOR   191,404,532        WITHHELD    3,502,479
Jay S. Bendis            FOR   191,499,207        WITHHELD    3,407,804

For proposal no. 2, the stockholders voted to ratify the Board of Directors' action of its appointment of Sherb & Co., LLP as independent auditors of the Company for the fiscal year ending June 30, 2006 with the following votes:
             FOR   185,495,885     AGAINST  8,708,376     ABSTAIN  702,750


ITEM 5.    OTHER INFORMATION

                             Letter to Shareholders

We enclosed our annual report with our proxy statement sent to all shareholders for the annual meeting held on October 26, 2005. The annual report featured a letter to shareholders written by Tim Hansen, Chief Executive Officer which is included below:

Fellow Shareholders,

Since I joined the Company in July 2004, we have strengthened our clinical position and begun an aggressive commercialization effort. Bringing a revolutionary new medical imaging technology to market is always challenging, but we are especially encouraged by the growing trend toward a multidisciplinary approach to handling breast disease. We believe the molecular imaging capabilities of the CTLM system being demonstrated at clinical sites, industry meetings, and in ongoing research have positioned IDSI for success in this new environment.

Achieving US marketing approval for the CTLM system is our number one priority. In FY05, we altered our FDA course to take full advantage of numerous CTLM technical advances and user training improvements. We are currently aligning a number of clinical sites to use these new systems and methods to collect data for the PMA submission.

Meanwhile, our program to develop international markets by establishing luminary referral and research sites has created clinical and market interest and will be expanded in FY06. Our new clinical partners are helping CTLM gain needed recognition; one site published IDSI's first peer-reviewed clinical publication in the June issue of Investigative Radiology. Our China initiative, although off to a slow start, remains very promising. Overall, CTLM clinical exam volume has risen above 6,000 and is growing rapidly. This clinical momentum and our expanding geographic coverage should translate into commercial growth in FY06 and beyond.

Throughout FY05 we strategically increased the strength of the IDSI team. In addition to my experience, IDSI now includes the talents of an accomplished international sales executive; a second MD radiologist, who is also a bio-med PhD; another credentialed PhD in our algorithm development team; a PhD with deep optical physics experience; a veteran imaging industry service manager; a QA director with medical device experience; and a strong technical marketing specialist.

I am very proud of our team and our commitment to bring the full value of CT Laser Mammography to women and medical professionals throughout the world. On behalf of our employees, customers, distributors, and clinical partners, I would like to thank you, our shareholders, for your ongoing support. I look forward to fulfilling our vision of "Scanning for Life" together.


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

We have been commercializing the CTLM(R) in many global markets and we previously announced our plans to set up this network to foster research and to promote the technology in local markets. We will continue to support similar programs in China and in other regions. These investments may accelerate CTLM(R) market acceptance while providing valuable clinical experiences.


Other Recent Events

In July 2005, we announced that a study demonstrating the potential of CTLM(R) to characterize benign and malignant tumors was featured in the June issue of Investigative Radiology.

In August 2005, we announced that our Polish distributor, EDO Med Sp. Z.o.o. purchased the two CTLM(R) systems installed for use in research projects at Institute of Oncology at the Comprehensive Cancer Centre in Gliwice, Poland.

In August 2005, we announced the appointment of Leomedics Co., Ltd. as the exclusive distributor of the CTLM(R) in South Korea.

In September 2005, we participated in the 51st Argentinean Congress of Radiology and Diagnostic Imaging in Buenos Aires, Argentina. Jose A. Cisneros, M.D. Ph.D., our Associate Director of Clinical Research presented two medical sessions:
"Angiogenesis and Its Role in the Early Detection of Breast Cancer" and "Physics and Instrumentation in Computed Tomography Laser Mammography (CTLM)."

In October 2005, Jose Cisneros, M.D., Ph.D., our Associate Director of Clinical Research presented two lectures at the Tenth Venezuelan Congress of Radiology and Diagnostic Imaging in Maracaibo, Venezuela.

In October 2005, we announced that a CT Laser Mammography (CTLM(R)) system would be installed at the prestigious European Institute of Oncology (EIO) in Milan, Italy. Studies will be performed under the auspices of Professor Umberto Veronesi, Scientific Director.

On November 3, 2005, we filed an 8-K to report the voluntary resignation of Ed Horton as Chief Operating Officer of the Company.

On November 7, 2005, we announced that Steve Ponder, PhD., our Director of Advanced Development has been invited to join the Florida International University (FIU) Biomedical Engineering Partnership Program (BMEPP) Advisory Board.

On November 8, 2005, we announced that we will display our new clinical results and feature the CTLM(R) System at RSNA 2005 from November 27th to December 2nd in Chicago, IL. Tim Hansen, CEO stated, "We have made impressive clinical progress since last year's RSNA. Our results underscore our extensive experience and leadership in laser optical breast imaging."

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

The Fourth Private Equity Credit Agreement
------------------------------------------

On January 9, 2004, we, and Charlton entered into a new "Fourth Private Equity Credit Agreement" which replaced our prior private equity agreements. The terms of the Fourth Private Equity Credit Agreement are more favorable to us than the terms of the prior Third Private Equity Credit Agreement. The new, more favorable terms are: (i) The put option price is 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche, while the prior Third Private Equity Credit Agreement provided for 91%, ii) the commitment period is two years from the effective date of a registration statement covering the Fourth Private Equity Credit Agreement shares, while the prior Third Private Equity Credit Agreement was for three years, (iii) the maximum commitment is $15,000,000, (iv) the minimum amount we must draw through the end of the commitment period is $1,000,000, while the prior Third Private Equity Credit Agreement minimum amount was $2,500,000, (v) the minimum stock price requirement is now controlled by us as we have the option of setting a floor price for each put transaction (the previous minimum stock price in the Third Private Equity Credit Agreement was fixed at $.10), (vi) there are no fees associated with the Fourth Private Equity Credit Agreement; the prior private equity agreements required the payment of a 5% consulting fee to Spinneret, which was subsequently lowered to 4% by mutual agreement in September 2001, and
(vii) the elimination of the requirement of a minimum average daily trading volume in dollars. The previous requirement in the Third Private Equity Credit Agreement was $20,000. The conditions to our ability to draw under this private equity line, as described above, may materially limit the draws available to us.

We intend to make sales under the Fourth Private Equity Credit Agreement from time to time in order to raise working capital on an "as needed" basis. Based on our current assessment of our financing needs, we expect to draw the full $15,000,000 available under the Fourth Private Equity Credit Agreement. As of the date of this report, under the Fourth Private Equity Credit Agreement we have drawn down $10,698,541 and issued 40,220,411 shares of common stock. We are currently negotiating a new Private Equity Credit Agreement with Charlton to become effective upon the completion of the Fourth Private Equity Credit Agreement.

As of the date of this report, since January 2001, we have drawn an aggregate of $31,204,541 in gross proceeds from our equity credit lines with Charlton and have issued 89,532,309 shares as a result of those draws.

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


 (b) Reports on Form 8-K

         A Form 8-K was filed on September 22, 2005 to report the dismissal of Margolies, Fink and Wichrowski as the Company's independent registered public accounting firm. The decision to change auditors was made by the Audit Committee. The committee selected Sherb & Co., LLP and the Company's Board of Directors approved their appointment.

         A Form 8-K was filed on October 3, 2005 to report the engagement of Sherb & Co., LLP ("Sherb") to serve as the Company's independent registered public accounting firm, effective October 3, 2005. The selection of Sherb, with offices in New York and Florida, was made by the Audit Committee and their appointment was approved by the Company's Board of Directors.

         A Form 8-K was filed on October 12, 2005 reporting the issuance of a press release entitled, "Imaging Diagnostic Systems reports strong first quarter revenue".

         A Form 8-K was filed on November 3, 2005 to report the voluntary resignation of Ed Horton as Chief Operating Officer of the Company and to report the results of the Annual Meeting of Shareholders held at the Company's corporate offices on October 26, 2005.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: November 9, 2005                  Imaging Diagnostic Systems, Inc.

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