Form 10-Q
period 2005-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2006-02-09
CIK 790652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____to______

                         Commission file number: 0-26028

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                 Florida                               22-2671269
                 -------                               ----------
         (State of Incorporation)               (IRS Employer Ident. No.)

   6531 N.W. 18th Court, Plantation, FL                  33313
   ------------------------------------                  -----
  (Address of Principal Executive Offices)             (Zip Code)

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
[ ] Large accelerated filer   [X] Accelerated filer   [ ] Non Accelerated filer

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act.   Yes [ ]   No [X]

     The number of shares outstanding of each of the issuer's classes of equity as of December 31, 2005: 215,377,896 shares of common stock, no par value. As of December 31, 2005, the issuer had no shares of preferred stock outstanding.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)


                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
                                                                          Page

Condensed Balance Sheet - (Unaudited)
      December 31, 2005 and June 30, 2005...............................    3

Condensed Statement of Operations - (Unaudited)
      Six months and three months
      ended December 31, 2005 and 2004, and December 10,
      1993 (date of inception) to December 31, 2005.....................    4

Condensed Statement of Cash Flows - (Unaudited)
      Six months ended December 31,
      2005 and 2004, and December 10, 1993 (date of inception)
      to December 31, 2005..............................................    5

Notes to Condensed Financial Statements.................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Financial Condition and Results...................................    9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...   15

Item 4.    Controls and Procedures......................................   15


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings............................................   16

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..   16

Item 3.    Defaults Upon Senior Securities..............................   16

Item 4.    Submission of Matters to a Vote of
           Security Holders ............................................   16

Item 5.    Other Information............................................   16

Item 6.    Exhibits.....................................................   23

Signatures .............................................................   24

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet

                                     Assets

                                                                Dec. 31, 2005     Jun. 30, 2005
                                                               ------------      ------------
Current Assets:                                                   Unaudited             *
              Cash                                             $    132,331      $    765,523
              Accounts receivable                                   729,353           264,535
              Loans receivable                                       68,684            14,576
              Inventory                                           2,008,090         2,020,498
              Prepaid expenses                                       17,644            34,187
                                                               ------------      ------------

              Total current assets                                2,956,102         3,099,319
                                                               ------------      ------------

Property and equipment, net                                       2,106,165         2,166,920
Intangible assets, net                                              324,677           341,765
                                                               ------------      ------------

              Total assets                                     $  5,386,944      $  5,608,004
                                                               ============      ============

                      Liabilities and Stockholders' Equity
Current Liabilities:
              Accounts payable and accrued expenses            $    827,865      $    783,966
              Customer deposits                                      30,000            30,000
              Short term debt                                        21,500            21,500
                                                               ------------      ------------

              Total current liabilities                             879,365           835,466
                                                               ------------      ------------


Stockholders Equity:
              Common Stock                                       89,891,670        87,150,773
              Additional paid-in capital                          2,131,400         1,597,780
              Deficit accumulated during development stage      (87,515,491)      (83,976,015)
                                                               ------------      ------------

              Total stockholders' equity                          4,507,579         4,772,538
                                                               ------------      ------------

              Total liabilities and stockholders' equity       $  5,386,944      $  5,608,004
                                                               ============      ============


* Condensed from audited financial statements.


The accompanying notes are an integral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                                   (Unaudited)
                        Condensed Statement of Operations


                                                     Six Months Ended                Three Months Ended         Since Inception
                                                        December 31,                     December 31,           (12/10/93) to
                                                    2005            2004             2005            2004        Dec. 31, 2005
                                                    ----            ----            ----            ----        -------------
Net Sales                                      $   671,750      $     -          $     -         $     -         $  1,963,998
Cost of Sales                                      277,264            -                -               -              807,820
                                               -----------      ----------       ----------      ----------       -----------

Gross Profit                                       394,486            -                -               -            1,156,178
                                               -----------      ----------       ----------      ----------       -----------

Operating Expenses:
  General and administrative                     1,547,275       1,493,595          829,746         776,583        45,134,018
  Research and development                         869,322       1,439,608          451,716         906,517        15,120,169
  Sales and marketing                              622,585         586,959          380,119         345,324         5,149,865
  Inventory valuation adjustments                   78,682         167,368           43,943          45,132         3,812,877
  Stock Option - 123(R)                            533,621            -             270,317            -              533,621
  Depreciation and amortization                     87,226          95,663           45,824          47,831         2,508,334
  Amortization of deferred compensation               -               -                -               -            4,064,250
                                                ----------      ----------       ----------      ----------       -----------

                                                 3,738,711       3,783,193        2,021,665       2,121,387        76,323,134
                                                ----------      ----------       ----------      ----------       -----------

Operating Loss                                  (3,344,225)     (3,783,193)      (2,021,665)     (2,121,387)      (75,166,956)

Gain/Loss on sale of fixed assets                     -               -                -                                5,585
Interest income                                      1,692           2,937              162           1,916           276,209
Other income                                          -               -                -               -              409,962
Interest expense                                  (196,944)       (314,021)        (107,308)       (137,463)       (6,192,531)
                                                ----------      ----------       ----------      ----------       -----------

Net Loss                                        (3,539,477)     (4,094,277)      (2,128,811)     (2,256,934)      (80,667,731)

Dividends on cumulative Pfd. stock:
From discount at issuance                             -               -                -               -           (5,402,713)
Earned                                                -               -                -               -           (1,445,047)
                                                ----------      -----------    -------------   ------------      ------------

Net loss applicable to
     common shareholders                      $ (3,539,477)   $ (4,094,277)    $ (2,128,811)   $ (2,256,934)    $ (87,515,491)
                                              =============   =============    =============   =============    ==============

Net Loss per common share:
Basic and Diluted:
Net loss per common share                      $    (0.02)     $    (0.02)    $     (0.01)     $     (0.01)       $    (1.00)
                                              ============    ============    ============     ============       ===========

Weighted avg. no. of common shares            206,039,203     179,994,895     210,243,309      183,133,979        87,649,440
                                              ============    ============    ============     ============       ==========




The accompanying notes are an intergral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                          (A Development Stage Company)
                                   (Unaudited)
                        Condensed Statement of Cash Flows

                                                                Six Months                   Since Inception
                                                            Ended December 31,               (12/10/93) to
                                                          2005               2004            Dec. 31, 2005
                                                      -------------      -------------       --------------
Cash flows from operations:
      Net loss                                        $ (3,539,477)      $ (4,094,277)       $ (80,667,731)
      Changes in assets and liabilities                    375,874            366,539           25,810,747
                                                        -----------       ------------          ----------
      Net cash used in operations                       (3,163,603)        (3,727,738)         (54,856,984)
                                                        -----------       ------------         ------------


Cash flows from investing activities:
      Proceeds from sale of property & equipment              -                  -                  29,857
      Capital expenditures                                 (13,760)            (4,423)          (7,242,932)
                                                        -----------        -----------          -----------
      Net cash used in investing activities                (13,760)            (4,423)          (7,213,075)
                                                        -----------        -----------          -----------


Cash flows from financing activities:
      Repayment of capital lease obligation                   -                  -                 (50,289)
      Other financing activities - NET                        -                  -               5,835,029
      Proceeds from issuance of preferred stock               -                  -              18,039,500
      Net proceeds from issuance of common stock         2,544,171          3,715,904           38,378,150
                                                        -----------         ----------          ----------

      Net cash provided by financing activities          2,544,171          3,715,904           62,202,390
                                                        -----------         ----------          ----------

Net increase (decrease) in cash                           (633,192)           (16,257)             132,331

Cash, beginning of period                                  765,523            554,354                 -
                                                        -----------        -----------          ----------

Cash, end of period                                    $   132,331        $   538,097          $   132,331
                                                       ============       ============         ============


The accompanying notes are an intergral part of these condensed financial statements.

                        IMAGING DIAGNOSTIC SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -    BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2006. These condensed financial statements have been prepared in accordance with Financial Accounting Standards No. 7 (FAS 7), Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on September 13, 2005.

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

We have commenced our planned principal operations of the manufacture and sale of our sole product, the CTLM(R), CT Laser Mammography System. We are continuing to appoint distributors and are installing systems under our clinical collaboration program as part of our global commercialization program. We have sold 13 systems as of December 31, 2005; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues, we rely on raising capital through our Fourth Private Equity Credit Agreement and will soon need a new private equity credit agreement or other source of financing, and we have to create product awareness as a foundation for developing markets through an international distributor network. We would be able to exit FAS 7 Development Stage Enterprise reporting upon having sufficient revenues for two successive quarters such that we would not have to utilize other funding to meet our quarterly operating expenses.

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

                                              Dec. 31, 2005       June 30, 2005
                                              -------------       -------------
Raw materials consisting of purchased
   parts, components and supplies             $    649,981        $    577,211
Work-in-process including units
   undergoing final inspection and testing    $    244,314        $    105,902
Finished goods                                $  1,113,795        $  1,337,385

Total Inventory                               $  2,008,090        $  2,020,498


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


NOTE 5 -RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the next fiscal year that begins after June 15, 2005. In addition, SFAS No. 123(R) will cause unrecognized expense related to previously issued options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123(R) in our first quarter of fiscal year 2006. The FASB has concluded that companies may adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Under the modified retrospective transition method, prior periods may be retroactively adjusted either as of the beginning of the year of adoption or for all periods presented. The modified prospective transition method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the fiscal period of adoption of SFAS No. 123(R), while the retrospective method would record compensation expense for all unvested stock options and share awards beginning with the fiscal period retroactively adjusted. The Company adopted SFAS 123(R) on July 1, 2005 and elected to use the modified prospective transition method.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"), an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on July 1, 2005 and does not believe its adoption will have a material effect on its financial position, results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS No.

154 for accounting changes and error corrections that occur after the beginning of 2007. The Company's results of operations and financial condition will only be impacted following the adoption of SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.


NOTE 6 - STOCK BASED COMPENSATION

We previously accounted for stock-based compensation issued to our employees using the intrinsic value method. Accordingly, compensation cost for stock options issued was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. The pro forma net earnings per share amounts as if the fair value method had been used are presented below for the three months and the six months ended December 31, 2004 and the actual net earnings per share are presented below for the three months and the six months ended December 31, 2005 in accordance with the Company's adoption of SFAS 123(R) effective July 1, 2005.

For purposes of the following disclosures during the transition period of adoption of SFAS 123(R), the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended December 31, 2005, and 2004: no dividend yield; expected volatility of 56%; risk-free interest rate of 4%; and an expected ten-year term for options granted. Had the compensation cost for the quarter ended December 31, 2004 been determined based on the fair value at the grant, our net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amount for that period indicated below. For the quarter ending December 31, 2005, the net income and earnings per share reflect the actual deduction for option expense as compensation. Compensation recorded for stock options is a non-cash expense item.


                                                          Three Months Ended              Six Months Ended
                                                          ------------------              ----------------
                                                              December 31                    December 31
                                                              -----------                    -----------
                                                          2005           2004            2005           2004
                                                          ----           ----            ----           ----

Net income (loss) - as reported                       (1,858,494)     (2,256,394)     (3,005,856)     (4,094,277)
Less: stock-based employee
      compensation determined under the
      Fair value method, net of income tax effect       (270,317)        110,000        (533,621)        268,511
                                                     ------------    -----------      -----------     -----------

Net income (loss)                                     (2,128,811)     (2,146,394)     (3,539,477)     (3,825,766)
                                                     ============     ===========     ===========     ===========

Basic and Diluted earnings (loss)
per share-as reported                                $    (0.01)      $    (0.01)      $   (0.02)     $   (0.02)

Basic and Diluted earnings (loss)
per share-pro forma                                  $    (0.01)      $    (0.01)      $   (0.02)     $   (0.02)


NOTE 7 -COMMON STOCK ISSUANCES - PRIVATE EQUITY CREDIT AGREEMENT

During the second quarter ending December 31, 2005, we raised a total of $1,400,000 after expenses through the sale of 9,383,502 shares of common stock to Charlton Avenue LLC (Charlton). For the six months ending December 31, 2005 we raised a total of $2,544,171 after expenses through the sale of 15,477,327 shares of common stock to Charlton.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion of the financial condition and results of operations of Imaging Diagnostic Systems, Inc. should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations; the Condensed Financial Statements; the Notes to the Financial Statements; the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, which are incorporated herein by reference; and all our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report. This quarterly report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "projects", "potential," or "continue," or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements. Factors that could cause actual results to materially differ include, without limitation, the timely and successful completion of our U.S. Food and Drug Administration ("FDA") pre-market approval ("PMA") clinical trials; the timely and successful submission of our PMA application to the FDA; manufacturing risks relating to the CTLM(R), including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM(R) product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM(R) product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM(R) product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing utilizing our Private Equity Credit Agreement or other working capital financing arrangements; technical innovations that could render the CTLM(R) or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM(R) product and any products we may introduce in the future. These risks and uncertainties include, but are not limited to, those described above or elsewhere in this quarterly report. All forward-looking statements and risk factors included in this document or incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, are made as of the date of this report based on information available to us as of the date of this report, and we assume no obligation to update any forward-looking statements or risk factors. You are cautioned not to place undue reliance on these forward-looking statements.

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

We believe that the adjunctive use of CT laser breast imaging will improve early diagnosis, reduce diagnostic uncertainty, and decrease the number of biopsies performed on benign lesions. The CTLM(R) technology is unique and patented. IDSI intends to develop its technologies into a family of related products. We believe these technologies and clinical benefits constitute substantial markets for our products well into the future.

As of the date of this report we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through December 31, 2005 of approximately $87,515,491 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM(R), expenses associated with our FDA Pre-Market Approval ("PMA") process, and the costs associated with advanced product development activities. There can be no assurances that we will obtain the PMA, that the CTLM(R) will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM(R) to allow us to operate profitably.

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

Critical accounting policies are defined as those involving significant judgments and uncertainties which could potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of the financial condition and results of operations. We believe the accounting policy described below meets these characteristics. All significant accounting policies are more fully described in the notes to the financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2005.

Inventory

Our inventories consist of raw materials, work-in-process and finished goods, and are stated at the lower of cost (first-in, first-out) or market. As a designer and manufacturer of high technology medical imaging equipment, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices and reliability, replacement and availability of key components from our suppliers. We evaluate on a quarterly basis, using the guidance of ARB 43, Chapter 4, Statement 5, our ability to realize the value of our inventory based on a combination of factors including the following: how long a system has been used for demonstration or clinical collaboration purposes; the utility of the goods as compared to their cost; physical obsolescence; historical usage rates; forecasted sales or usage; product end of life dates; estimated current and future market values; and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case excess and obsolete inventory would have to be adjusted in the future. If we determined that inventory was overvalued, we would be required to make an inventory valuation adjustment at the time of such determination. Although every effort is made to ensure the accuracy of our forecasts of future product demand, significant unanticipated changes in demand could have a significant negative impact on the value of our inventory and our reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure.

RESULTS OF OPERATIONS

SALES AND COST OF SALES
-----------------------

We had previously reported on October 12th that we sold a record five CTLM(R) systems in the quarter ending September 30, 2005 and further stated that we believed those sales reflected the increasing effectiveness of our global commercialization program and growing market acceptance of the CTLM(R) system. In the quarter ended December 31, 2005, however, no revenues or Cost of Sales were recorded, representing no change from the corresponding period in 2004.

Revenues for the six months ended December 31, 2005, were $671,750, representing an increase of $671,750 from the corresponding period in 2004. The increase in revenues was a direct result of selling five CTLM(R) systems compared to no sales being recorded in the corresponding period in 2004.

Cost of Sales for the six months ended December 31, 2005, was $277,264, representing an increase of $277,264 from the corresponding period in 2004. The increase in Cost of Sales was a direct result of the five units sold in the current period compared to no sales in the prior year's period.

GENERAL AND ADMINISTRATIVE (G&A)
--------------------------------

General and administrative expenses during the three and six months ended December 31, 2005, were $829,746 and $1,547,275, respectively, representing increases of $53,163, or 7%, and $53,680, or 4%, from the corresponding periods in 2004. Of the $829,746 and $1,547,275, compensation and related benefits comprised $437,459 (53%) and $856,751 (55%), respectively.

The three-month increase of $53,163 is a net result which is primarily due to a decrease of $22,923 in G&A compensation and related benefits, an increase in proxy service expenses of $113,751 as a result of having our annual meeting during the three-month period and decreases of $7,644 in general corporate travel and $25,212 in legal expenses due to a reduction in legal maintenance fees associated with existing patents.

The six-month increase of $53,680 is a net result which is due to a decrease of $65,532 in G&A compensation and related benefits, a decrease of $20,490 in legal expenses due to a reduction in legal maintenance fees associated with existing patents and an increase in proxy service expenses of $138,232 as a result of having our annual meeting during the six-month period.

We do not expect a material increase in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

RESEARCH AND DEVELOPMENT (R&D)
------------------------------

Research and development expenses during the three and six months ended December 31, 2005, were $451,716 and $869,322, respectively, representing decreases of $454,801, or 50%, and $570,286, or 40%, from the corresponding periods in 2004. Of the $451,716 and $869,322, compensation and related benefits comprised $340,527 (75%) and $654,730 (75%), respectively.

The three-month decrease of $454,801 was due primarily to decreases of $41,132 in R&D compensation and related benefits, $12,651in R&D expenses, $22,852 in Legal FDA expenses and $365,605 in clinical expenses from the levels for the comparable costs in the prior period. The decrease for the current three month period was due to lower costs associated with our PMA process than occurred in the prior year's period.

The six-month decrease of $570,286 was due primarily to decreases of $84,847 in R&D compensation and related benefits, $32,238 in R&D expenses, $35,493 in Legal

FDA expenses and $383,644 in clinical expenses from the levels for the comparable costs in the prior period. The decrease for the current six-month period was due to lower costs associated with our PMA process than occurred in the prior year's period.

We expect a significant increase in R & D expenses in the third and fourth quarters of fiscal 2006 due to the cost of conducting PMA clinical trials in the United States. We also expect consulting expenses and professional fees to increase due to PMA activities. See Item 5. Other Information - "Recent Developments, Regulatory Matters".

SALES AND MARKETING (S&M)
-------------------------

Sales and marketing expenses during the three and six months ended December 31, 2005, were $380,119 and $622,585, respectively, representing increases of $34,795, or 10%, and $35,626, or 6%, from the corresponding periods in 2004. Of the $380,119 and $622,585, compensation and related benefits comprised $83,819 (22%) and $204,280 (33%), respectively.

The three-month increase of $34,795 is a net result which is primarily due to a decrease in S&M compensation and related benefits of $11,501 and an increase of $45,372 in travel expenses as a result of our attending an increased number of international trade shows and the further development of our distributor network.

The six-month increase of $35,626 is a net result which is primarily due to a $46,614 increase in S&M compensation and related benefits, an increase of $27,183 in travel expenses as a result of our attending an increased number of international trade shows and the further development of our distributor network and decreases of $15,647 in S&M consulting due to a one-time charge for translation and placement fees in the prior period and $21,372 in certification expenses due to a one time cost for a risk analysis study of our software conducted in the prior period.

We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.

AGGREGATED OPERATING EXPENSES
-----------------------------

In comparing our total operating expenses (G&A, R&D, and S&M) in the three and six months ended December 31, 2005, with the levels for the corresponding periods in 2004, we had decreases of $366,843, or 18%, and $480,980, or 14%, respectively.

The decrease in the three-month comparative period was due primarily to R&D expenses decreasing by $454,801. This was partially offset by an increase in G&A expenses of $53,163 and an increase in S&M expenses of $34,795.

The decrease in the six-month comparative period was due primarily to R&D expenses decreasing by $570,286. This was partially offset by an increase in G&A expenses of $53,680 and an increase in S&M expenses of $35,626.

We expect a significant increase in R & D expenses in the third and fourth quarters of fiscal 2006 due to the cost of conducting clinical trials in the United States. We also expect consulting expenses and professional fees to increase due to PMA activities.

Inventory Valuation Adjustments during the three and six months ended December 31, 2005, were $43,943 and $78,682, representing decreases of $1,189, or 3%, and $88,686, or 53%, from the corresponding periods in 2004. The decreases are due to the reduction in write-downs of obsolete components that are no longer used in the manufacturing of the CTLM(R).

With the adoption of SFAS 123(R) effective July 1, 2005, the total compensation for options recorded during the three months ended December 31, 2005, was $270,317. Of this total, options granted since July 1, 2005 were $7,209 and options which remained unvested as of July 1, 2005 were $263,108. The total compensation for options recorded during the six months ended December 31, 2005, was $533,621. Of this total, options granted since July 1, 2005 were $11,806 and options which remained unvested as of July 1, 2005 were $521,815. These unvested options are being ratably expensed each quarter over the remaining vesting periods.

Interest expense during the three and six months ended December 31, 2005, was $107,308 and $196,944, respectively, representing decreases of $30,155, or 22%, and $117,077, or 37%, from the corresponding periods in 2004. The decreases are due primarily to having fewer draws on our equity credit line with Charlton Avenue, LLC ("Charlton") in the 2005 periods. See Item 5. Other Information - "Financing/Equity Line of Credit".


BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $132,331 as of December 31, 2005. This is a decrease of $633,192 from $765,523 as of June 30, 2005. During the quarter ending December 31, 2005, we received a net of $1,400,000 from the sale of common stock through our private equity agreement with Charlton. See - "Financing/Equity Line of Credit"

We do not expect to generate a positive internal cash flow for at least the next 12 months due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM(R), expenses associated with our FDA PMA process, the costs associated with product development activities and the time required for homologations from certain countries.

Property and Equipment was valued at $2,106,165 net as of December 31, 2005. The overall decrease of $60,755 from June 30, 2005 is due primarily to depreciation recorded for the first and second quarters.

LIQUIDITY AND CAPITAL RESOURCES

We are currently a development stage company, and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. We have yet to generate a positive internal cash flow, and until significant sales of our product occur, we are mostly dependent upon debt and equity funding from outside investors. In the event that we are unable to obtain debt or equity financing or are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially impact our ability to continue as a going concern.

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties. Net cash used for operating and product development expenses during the six months ending December 31, 2005, was $3,163,603 primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities, compared to $3,727,738 in the six months ending December 31, 2004. At December 31, 2005, we had working capital of $2,076,737 compared to working capital of $1,553,701 at December 31, 2004, and $2,263,853 at June 30, 2005.

During the second quarter ending December 31, 2005, we raised a total of $1,400,000 after expenses through the sale of 9,383,502 shares of common stock to Charlton. For the six months ending December 31, 2005 we raised a total of $2,544,171 after expenses through the sale of 15,477,327 shares of common stock to Charlton. We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM(R), in the international market and the expense of continuing our ongoing product development program. We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program. Accordingly, we plan to utilize our Fourth Private Equity Credit Agreement, which will expire soon, and successor private equity credit agreement(s) with Charlton on comparable terms to raise the funds required prior to the end of fiscal year 2006 and thereafter in order to continue operations. In the event that we are unable to utilize the Fourth Private Equity Credit Agreement or successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering. If additional funds are raised by issuing equity securities, whether to Charlton or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. As of the date of this report, we have $2,651,459 remaining to be drawn from the Fourth Private Equity Credit Agreement and we have 14,107,013 shares remaining on our current S-1 registration statement, which was declared effective by the SEC on December 27, 2005. We are currently negotiating a new Private Equity Credit Agreement with Charlton to become effective upon the completion of the Fourth Private Equity Credit Agreement, on terms substantially equivalent to the terms of the existing agreement. There can be no assurance that we will be able to enter into the proposed new private equity agreement. If we are unable to do so, we could be materially adversely affected.

Capital expenditures for the six months ending December 31, 2005, were $13,760 as compared to approximately $4,423 for the six months ending December 31, 2004. These expenditures were a direct result of purchases of computer and miscellaneous equipment. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2006 will be approximately $25,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of December 31, 2005. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs. Our future capital requirements will depend on many factors, including the following:

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

We do not expect to generate a positive internal cash flow for at least 12 months as substantial costs and expenses continue due principally to the international commercialization of the CTLM(R), activities related to our FDA PMA process, and advanced product development activities. We intend to use the Fourth Private Equity Credit Agreement and successor agreement(s) with Charlton as our principal sources of additional capital. There can be no assurance that this financing will continue to be available on acceptable terms. We plan to continue our policy of investing excess funds, if any, in a High Performance Money Market account at Wachovia Bank N.A.

ISSUANCE OF STOCK FOR SERVICES/DILUTIVE IMPACT TO SHAREHOLDERS
We have issued through 2003 and may in the future issue stock for services performed and to be performed by consultants. Since we have generated no revenues to date, our ability to obtain and retain consultants may be dependent on our ability to issue stock for services. From July 1, 1996 to February 21, 2003 we issued an aggregate of 2,306,500 shares of common stock to consultants, which were registered on Registration Statements on Form S-8. The aggregate fair market value of the shares was $2,437,151. The issuance of large amounts of common stock for services rendered or to be rendered and the subsequent sale of such shares may depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change in our control.

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


As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

                None

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Item 5. Other Information -"Financing/Equity Line of Credit".

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


ITEM 5.    OTHER INFORMATION.

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


                               Recent Developments

Regulatory Matters

In order to market and sell the CTLM(R) in the United States, we must obtain marketing clearance from the Food and Drug Administration. A Pre-Market Approval
(PMA) application must be supported by extensive data, including pre-clinical and clinical trial data, as well as evidence to prove the safety and effectiveness of the device. Under the Food, Drug, and Cosmetic Act, the FDA has 180 days to review a submitted PMA application, although in certain cases the FDA may increase that time period through requests for additional information or clarification of existing information.

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

In November 2004, we received a letter from the FDA stating that it has determined that the CTLM(R) proposed clinical investigation is a non-significant risk (NSR) device study because it does not meet the definition of a significant risk (SR) device under section 812.3(m) of the investigational device exemptions
(IDE) regulation 21 CFR 812. We view this new classification as helpful in securing new research and development collaborative agreements.

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

We reported in our December 14, 2005 S-1 filing that "We have experienced further delays because of difficulties in designing a revised clinical protocol and in enlisting hospitals and imaging centers to participate in acquiring new clinical cases." At this time we have made good progress in advancing activities at targeted multi-center study locations with agreements at several sites substantially completed.

Although the CTLM(R) has been classified as a Non-Significant Risk (NSR) device under the Investigational Device Exemption (IDE) regulation in 21 C.F.R. Part 812, when used in our proposed manner, sites require Institutional Review Board
(IRB) approvals to begin the CTLM(R) study protocols. The purpose of the clinical testing is to support a PMA application for CTLM(R)'s specified intended use. We plan to submit the PMA application in its entirety upon completion of the new clinical study. We plan to begin data collection at installed sites within our third fiscal quarter ending March 31, 2006, although there can be no assurance that the proposed sites will obtain the necessary IRB and contract approvals within that time frame.

We previously reported that changes would be incorporated to bring the CTLM(R) system to its most current design level. Those changes have been substantially made and will, we believe, improve the device's image quality and reliability. Upgraded CTLM(R) systems are available to support the proposed study sites. We are continuing to research and develop CTLM(R) technologies to advance the state-of-art of this new imaging modality.

Clinical Collaboration Sites Update


CTLM(R) Systems have been installed and patients are being scanned under clinical collaboration agreements as follows:

     1.   Humboldt University of Berlin, Charite Hospital, Berlin, Germany
     2.   The Comprehensive Cancer Centre, Gliwice, Poland (Two Systems)
     3.   Catholic University Hospital, Rome, Italy
     4.   Charles University Hospital, Prague, Czech Republic
     5.   Gazi University Hospital, Ankara, Turkey
     6.   Friendship Hospital, Beijing, Peoples Republic of China


In November 2005, we announced that Schering AG had completed the evaluation of their new fluorescent imaging compound SF64 with three modified CT Laser Mammography systems. The loaned systems had been modified to Schering AG's specifications and will be returned to us.

We are in discussions with other hospitals and clinics wishing to participate in our clinical collaboration program. We have been commercializing the CTLM(R) in many global markets, and we previously announced our plans to set up this network to foster research and to promote the technology in local markets. We will continue to support similar programs in China and in other global regions. These investments may accelerate CTLM(R) market acceptance while providing valuable clinical experiences.

Other Recent Events

On October 18, 2005, Jose Cisneros, M.D., Ph.D., our Associate Director of Clinical Research presented two lectures at the Tenth Venezuelan Congress of Radiology and Diagnostic Imaging in Maracaibo, Venezuela.

On October 24, 2005, we announced that a CT Laser Mammography (CTLM(R)) system would be installed at the prestigious European Institute of Oncology (EIO) in Milan, Italy. Studies will be performed under the auspices of Professor Umberto Veronesi, Scientific Director.

On November 3, 2005, we filed an 8-K to report the voluntary resignation of Ed Horton as Chief Operating Officer of the Company.

On November 7, 2005, we announced that Steve Ponder, PhD., our Director of Advanced Development has been invited to join the Florida International University (FIU) Biomedical Engineering Partnership Program (BMEPP) Advisory Board.

On November 8, 2005, we announced that we would display our new clinical results and feature the CTLM(R) System at RSNA 2005 from November 27th to December 2nd in Chicago, IL. Tim Hansen, CEO stated, "We have made impressive clinical progress since last year's RSNA. Our results underscore our extensive experience and leadership in laser optical breast imaging."

On November 15, 2005, we announced that Eric Milne, M.D., FRCR, FRCP, our Director of Clinical Research was invited to lecture at the second annual In Vivo Molecular Imaging Conference, November 16-17 in La Jolla, California. Dr. Milne's presentation, "Clinical Optical Imaging of Breast Cancer," featured CTLM images from clinical sites in Poland, Germany, Austria, Italy, Turkey, the Middle East and China.

On December 8, 2005, we announced the commercial and clinical response to international clinical results presented to the visitors at our exhibit at RSNA 2005 in Chicago from November 27th to December 2nd. The clinical cases were selected from the more than 6,000 studies that have been completed worldwide.

On December 14, 2005, we announced that the CTLM(R) system was officially introduced to the Polish medical community and public at the opening ceremonies of the Center of Prophylactic and Early Cancer Diagnosis at the Maria Sklodowska-Curie Memorial Cancer Center and Institute of Oncology on November 16th, 2005, in Gliwice, Poland. Tim Hansen, our CEO, attended the grand opening conference and ceremony and spoke about the CTLM(R) system's advanced technologies.

On January 3, 2006, we announced that M Squared Associates of Washington, DC was selected to audit and monitor our clinical trials. M Squared Associates will provide us with expertise in clinical study management as well as experience with the FDA.

On January 23, 2006, we announced that we would exhibit an array of CT laser breast imaging clinical results at Arab Health 2006 in Dubai, United Arab Emirates on January 22nd through the 25th. Arab Health is the largest healthcare exhibition in the Middle East. In 2005, over 28,000 visitors attended Arab Health.

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

From the date of our first put notice, January 25, 2001, to our last put notice, February 11, 2004, under our Third Private Equity Credit Agreement, we drew a total of $20,506,000 and issued 49,311,898 shares to Charlton. As each of the obligations under these prior agreements was satisfied, the agreements were terminated. The Third Private Equity Agreement was terminated on March 4, 2004, upon the effectiveness of our first Registration Statement for the Fourth Private Equity Credit Agreement.

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

We intend to make sales under the Fourth Private Equity Credit Agreement from time to time in order to raise working capital on an "as needed" basis. Based on our current assessment of our financing needs, we expect to draw the full $15,000,000 available under the Fourth Private Equity Credit Agreement. As of the date of this report, under the Fourth Private Equity Credit Agreement we have drawn down $12,348,541 and issued 52,892,987 shares of common stock. We are currently negotiating a new Private Equity Credit Agreement with Charlton to become effective upon the completion of the Fourth Private Equity Credit Agreement, on terms substantially equivalent to the terms of the existing agreement. There can be no assurance that we will be able to enter into the proposed new private equity agreement. If we are unable to do so, we could be materially adversely affected.

As of the date of this report, since January 2001, we have drawn an aggregate of $32,854,541 in gross proceeds from our equity credit lines with Charlton and have issued 102,204,885 shares as a result of those draws.

During the quarter ending December 31, 2005, we did not sell any securities which were not registered under the Securities Act of 1933, except for the sale of 9,383,502 shares of common stock to Charlton pursuant to our Fourth Private Equity Credit Agreement, which were sold by Charlton pursuant to registration statements under the Securities Act of 1933. We received net proceeds of $1,400,000 in connection with these sales to Charlton, which were private placements exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

There can be no assurance that adequate financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent us from implementing our business plan or may require us to delay, scale back, or eliminate certain of our research and product development programs or to license to third parties rights to commercialize products or technologies that we would otherwise seek to develop ourselves. To the extent that we utilize our Private Equity Credit Agreements or additional funds are raised by issuing equity securities, especially convertible preferred stock and convertible debentures, dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. Moreover, substantial dilution may result in a change in our control.

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




Dated: February 9, 2006                 Imaging Diagnostic Systems, Inc.

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