Form 10-Q
period 2006-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2006-05-09
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to______

Commission file number: 0-26028

IMAGING DIAGNOSTIC SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	22-2671269
(State of Incorporation)	(IRS Employer Ident. No.)

6531 N.W. 18th Court, Plantation, FL	33313
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number: (954) 581-9800

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☒ Accelerated filer	☐ Non Accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☒

The number of shares outstanding of each of the issuer’s classes of equity as of March 31, 2006: 233,063,932 shares of common stock, no par value. As of March 31, 2006, the issuer had no shares of preferred stock outstanding.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Balance Sheet - (Unaudited) March 31, 2006 and June 30, 2005	3

	Condensed Statement of Operations - (Unaudited) Nine months and three months ended March 31, 2006 and 2005, and December 10, 1993 (date of inception) to March 31, 2006	4

	Condensed Statement of Cash Flows - (Unaudited) Nine months and three months ended March 31, 2006 and 2005, and December 10, 1993 (date of inception) to March 31, 2006	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Financial Condition and Results	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	22

Signatures		23

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheet

Assets

	Mar. 31, 2006	Jun. 30, 2005
Current Assets:	Unaudited	*
Cash	$930,956	$765,523
Accounts receivable	514,437	264,535
Loans receivable	72,145	14,576
Inventory	1,977,328	2,020,498
Prepaid expenses	6,317	34,187

Total current assets	3,501,183	3,099,319

Property and equipment, net	2,068,635	2,166,920
Intangible assets, net	316,132	341,765

Total assets	$5,885,950	$5,608,004

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$595,020	$783,966
Customer deposits	40,000	30,000
Short term debt	21,500	21,500

Total current liabilities	656,520	835,466

Stockholders Equity:
Common Stock	92,391,816	87,150,773
Additional paid-in capital	2,427,807	1,597,780
Deficit accumulated during development stage	(89,590,193)	(83,976,015)

Total stockholders' equity	5,229,430	4,772,538

Total liabilities and stockholders' equity	$5,885,950	$5,608,004

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statement of Operations

	Nine Months Ended		Three Months Ended		Since Inception
	March 31,		March 31,		(12/10/93) to
	2006	2005	2006	2005	Mar. 31, 2006

Net Sales	$671,750	$374,952	$-	$374,952	$1,963,998
Cost of Sales	277,264	166,685	-	166,685	807,820

Gross Profit	394,486	208,267	-	208,267	1,156,178

Operating Expenses:
General and administrative	2,229,635	2,285,921	682,359	792,326	45,816,379
Research and development	1,370,724	1,997,347	501,402	557,739	15,621,571
Sales and marketing	930,541	871,136	307,956	284,177	5,457,821
Inventory valuation adjustments	120,397	212,339	41,715	44,971	3,854,592
Stock Option - 123(R)	830,027	-	296,407	-	830,027
Depreciation and amortization	133,040	139,286	45,814	43,623	2,554,148
Amortization of deferred compensation	-	-	-	-	4,064,250

	5,614,364	5,506,029	1,875,653	1,722,836	78,198,788

Operating Loss	(5,219,878)	(5,297,762)	(1,875,653)	(1,514,569)	(77,042,610)

Gain/Loss on sale of fixed assets	-	-	-	-	5,585
Interest income	2,968	3,915	1,275	978	277,485
Other income	-	-	-	-	409,962
Interest expense	(397,268)	(439,605)	(200,324)	(125,584)	(6,392,855)

Net Loss	(5,614,178)	(5,733,452)	(2,074,702)	(1,639,175)	(82,742,433)

Dividends on cumulative Pfd. stock:
From discount at issuance	-	-	-	-	(5,402,713)
Earned	-	-	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(5,614,178)	$(5,733,452)	$(2,074,702)	$(1,639,175)	$(89,590,193)

Net Loss per common share:
Basic and Diluted:
Net loss per common share	$(0.03)	$(0.03)	$(0.01)	$(0.01)	$(0.99)

Weighted avg. no. of common shares	211,846,255	182,558,775	223,718,450	187,800,485	90,372,867

The accompanying notes are an intergral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statement of Cash Flows

	Nine Months		Since Inception
	Ended March 31,		(12/10/93) to
	2006	2005	Mar. 31, 2006
Cash flows from operations:
Net loss	$(5,614,178)	$(5,733,452)	$(82,742,433)
Changes in assets and liabilities	948,940	285,534	26,383,814
Net cash used in operations	(4,665,238)	(5,447,918)	(56,358,619)

Cash flows from investing activities:
Proceeds from sale of property & equipment	-	-	29,857
Capital expenditures	(13,500)	(18,180)	(7,242,672)
Net cash used in investing activities	(13,500)	(18,180)	(7,212,815)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Other financing activities - NET	-	-	5,835,029
Proceeds from issuance of preferred stock	-	-	18,039,500
Net proceeds from issuance of common stock	4,844,171	5,276,178	40,678,150

Net cash provided by financing activities	4,844,171	5,276,178	64,502,390

Net increase (decrease) in cash	165,433	(189,920)	930,956

Cash, beginning of period	765,523	554,354	-

Cash, end of period	$930,956	$364,434	$930,956

The accompanying notes are an intergral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2006. These condensed financial statements have been prepared in accordance with Financial Accounting Standards No. 7 (FAS 7), Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on September 13, 2005.

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

NOTE 2 - GOING CONCERN

Imaging Diagnostic Systems, Inc. (IDSI) is currently a development stage enterprise and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. IDSI has yet to generate a positive internal cash flow, and until significant sales of our product occur, we are mostly dependent upon debt and equity funding. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially impact our ability to continue as a going concern. In the event that we are unable to draw on our private equity line, alternative financing would be required to continue operations. Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for capital requirements to date. There is no assurance that, if and when Food and Drug Administration (“FDA”) marketing clearance is obtained, the CTLM® will achieve market acceptance or that we will achieve a profitable level of operations.

We have commenced our planned principal operations of the manufacture and sale of our sole product, the CTLM®, CT Laser Mammography System. We are continuing to appoint distributors and are installing systems under our clinical collaboration program as part of our global commercialization program. We have sold 13 systems as of March 31, 2006; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues, we have relied on raising capital through our Fourth Private Equity Credit Agreement and will rely on raising additional capital through our Fifth Private Equity Credit Agreement or other sources of financing, and we have to create product awareness as a foundation for developing markets through an international distributor network. We would be able to exit FAS 7 Development Stage Enterprise reporting upon having sufficient revenues for two successive quarters such that we would not have to utilize other funding to meet our quarterly operating expenses.

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	March 31, 2006	June 30, 2005
Raw materials consisting of purchased parts, components and supplies	$769,642	$577,211
Work-in-process including units undergoing final inspection and testing	223,772	105,902
Finished goods	983,914	1,337,385

Total Inventory	$1,977,328	$2,020,498

NOTE 4 - REVENUE RECOGNITION

We recognize revenue in accordance with the guidance presented in the SEC’s Staff Accounting Bulletin No. 104. We sell our medical imaging products, parts, and services to independent distributors and in certain unrepresented territories directly to end-users. Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery has occurred such that title and risk of loss have passed to the buyer or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonable assured. Unless agreed otherwise, our terms with international distributors provide that title and risk of loss passes F.O.B. origin.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the next fiscal year that begins after June 15, 2005. In addition, SFAS No. 123(R) will cause unrecognized expense related to previously issued options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We were required to adopt SFAS No. 123(R) in our first quarter of fiscal year 2006. The FASB has concluded that companies may adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Under the modified retrospective transition method, prior periods may be retroactively adjusted either as of the beginning of the year of adoption or for all periods presented. The modified prospective transition method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the fiscal period of adoption of SFAS No. 123(R), while the retrospective method would record compensation expense for all unvested stock options and share awards beginning with the fiscal period retroactively adjusted. The Company adopted SFAS 123(R) on July 1, 2005 and elected to use the modified prospective transition method. SFAS 123(R) is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. There is little experience and guidance available with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. Refer to Note 6 - Stock Based Compensation in our notes to our unaudited condensed financial statements included elsewhere in this quarterly report on Form 10-Q for more discussion of our adaptation of SFAS 123(R).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on July 1, 2005 and does not believe its adoption will have a material effect on its financial position, results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS No. 154 for accounting changes and error corrections that occur after the beginning of 2007. The Company’s results of operations and financial condition will only be impacted following the adoption of SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

NOTE 6 - STOCK BASED COMPENSATION

We previously accounted for stock-based compensation issued to our employees using the intrinsic value method. Accordingly, compensation cost for stock options issued was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. The pro forma net earnings per share amounts as if the fair value method had been used are presented below for the three months and the nine months ended March 31, 2005 and the actual net earnings per share are presented below for the three months and the nine months ended March 31, 2006 in accordance with the Company’s adoption of SFAS 123(R) effective July 1, 2005.

For purposes of the following disclosures during the transition period of adoption of SFAS 123(R), the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended March 31, 2006: no dividend yield; expected volatility ranging from 54% to 69%; risk-free interest rate of 4%; and an expected ten-year term for options granted. Had the compensation cost for the quarter ended March 31, 2005 been determined based on the fair value at the grant, our net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amount for that period indicated below. For the quarter ending March 31, 2006, the net income and earnings per share reflect the actual deduction for option expense as compensation. Compensation recorded for stock options is a non-cash expense item.

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2006	2005	2006	2005
Net income (loss) - as reported	$(1,778,295)	$(1,639,175)	$(4,784,151)	$(5,733,452)
Less: stock-based employee compensation determined under the
Fair value method, net of income tax effect	(296,407)	(168,619)	(830,027)	(437,130)

Net income (loss)	(2,074,702)	(1,807,794)	(5,614,178)	(6,170,672)

Basic and Diluted earnings (loss)per share-as reported	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Basic and Diluted earnings (loss) per share-pro forma	$(0.01)	$(0.01)	$(0.03)	$(0.03)

NOTE 7 - COMMON STOCK ISSUANCES - PRIVATE EQUITY CREDIT AGREEMENT
During the third quarter ending March 31, 2006, we raised a total of $2,300,000 after expenses through the sale of 17,686,036 shares of common stock to Charlton Avenue LLC (Charlton). For the nine months ending March 31, 2006, we raised a total of $4,844,171 after expenses through the sale of 33,163,363 shares of common stock to Charlton. For the three and nine months ended March 31, 2006, we recorded a total of $200,146 and $396,873, respectively, of deemed interest expense as a result of the 7% discount off the market price under the Fourth Private Equity Credit Agreement. The interest was paid to Charlton with common shares. See Item 5. Other Information - “Financing/Equity Line of Credit”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion of the financial condition and results of operations of Imaging Diagnostic Systems, Inc. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations; the Condensed Financial Statements; the Notes to the Financial Statements; the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, which are incorporated herein by reference; and all our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report. This quarterly report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements. Factors that could cause actual results to materially differ include, without limitation, the timely and successful completion of our U.S. Food and Drug Administration (“FDA”) pre-market approval (“PMA”) clinical trials; the timely and successful submission of our PMA application to the FDA; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing utilizing our Private Equity Credit Agreement or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future. These risks and uncertainties include, but are not limited to, those described above or elsewhere in this quarterly report. All forward-looking statements and risk factors included in this document or incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, are made as of the date of this report based on information available to us as of the date of this report, and we assume no obligation to update any forward-looking statements or risk factors. You are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Imaging Diagnostic Systems, Inc. (“IDSI”) is a development stage medical technology company. Since its inception in December 1993, we have been engaged in the development and testing of a computed tomography laser breast imaging system for detecting breast cancer (CT Laser Mammography or, "CTLM®"). We are currently in the process of commercializing the CTLM® in certain international markets.

Although the CTLM® system is a CT-like scanner, its energy source for imaging is a laser beam and not ionizing radiation such as is found in conventional x-ray mammography or CT scanners. The advantage of imaging without ionizing radiation may be significant in our markets. X-ray mammography is a well-established method of imaging the structures within the breast. Ultrasound is often used as an adjunct to mammography to help differentiate tumors and cysts. The CTLM® is being marketed as an adjunct to mammography and will not compete directly with X-ray mammography. CTLM® is, however, an emerging new modality offering the potential of molecular functional imaging, which can visualize the process of angiogenesis which may be used to distinguish between benign and malignant tissue.

We believe that the adjunctive use of CT laser breast imaging will improve early diagnosis, reduce diagnostic uncertainty, and decrease the number of biopsies performed on benign lesions. The CTLM® technology is unique and patented. IDSI intends to develop its technologies into a family of related products. We believe these technologies and clinical benefits constitute substantial markets for our products well into the future.

As of the date of this report we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through March 31, 2006 of approximately $89,590,193 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA Pre-Market Approval (“PMA”) process, and the costs associated with advanced product development activities. There can be no assurances that we will obtain the PMA, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

RESULTS OF OPERATIONS

SALES AND COST OF SALES
We are continuing to develop our international markets through our global commercialization program. In the quarter ended March 31, 2006, no revenues or Cost of Sales were recorded, representing a decrease in revenues of $374,952 and a decrease in Cost of Sales of $166,685 from the corresponding period in 2005.

Revenues for the nine months ended March 31, 2006, were $671,750, representing an increase of $296,798 from the corresponding period in 2005. The increase in revenues was a direct result of selling five CTLM® systems compared to three sales being recorded in the corresponding period in 2005.

Cost of Sales for the nine months ended March 31, 2006, was $277,264, representing an increase of $110,579 from the corresponding period in 2005. The increase in Cost of Sales was a direct result of the five units sold in the current period compared to three sales in the prior year’s period.

GENERAL AND ADMINISTRATIVE (G&A)

General and administrative expenses during the three and nine months ended March 31, 2006, were $682,359 and $2,229,635, respectively, representing decreases of $109,967, or 14%, and $56,286, or 2%, from the corresponding periods in 2005. Of the $682,359 and $2,229,635, compensation and related benefits comprised $451,100 (66%) and $1,307,851 (59%), respectively.

The three-month decrease of $109,967 is primarily due to decreases of $26,728 in G&A compensation and related benefits, $4,804 in general corporate travel and a decrease in proxy service expenses of $57,968 as a result of recording the costs associated with our special meeting of shareholders during the comparative three-month period in 2005.

The nine-month decrease of $56,286 is a net result which is due to a decrease of $92,261 in G&A compensation and related benefits, a decrease of $22,740 in legal expenses due to a reduction in legal maintenance fees associated with existing patents, a decrease of $23,864 in general corporate travel, an increase of $51,690 in consulting expenses and an increase in accounting expenses of $27,623 as a result of the additional audit fees required for compliance with the Sarbanes-Oxley Act.

We do not expect a material increase in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

RESEARCH AND DEVELOPMENT (R&D)

Research and development expenses during the three and nine months ended March 31, 2006, were $501,402 and $1,370,724, respectively, representing decreases of $56,337, or 10%, and $626,623, or 31%, from the corresponding periods in 2005. Of the $501,402 and $1,370,724, compensation and related benefits comprised $339,110 (68%) and $993,840 (73%), respectively.

The three-month decrease of $56,337 is a net result of the decreases of $75,173 in R&D compensation and related benefits and $39,862 in R&D expenses and increases of $28,326 in legal FDA expenses and $31,536 in clinical expenses from the levels for the comparable costs in the prior period.

The nine-month decrease of $626,623 was due primarily to decreases of $160,021 in R&D compensation and related benefits, $72,100 in R&D expenses, $37,706 in legal patent expenses, $7,167 in legal FDA expenses and $352,108 in clinical expenses from the levels for the comparable costs in the prior period. The decrease in clinical expenses was due to recording lower costs associated with our PMA process during the current nine-month period as compared to the costs that occurred in the prior year’s period.

We expect a significant increase in R & D expenses in the fourth quarter of fiscal 2006 due to the cost of conducting our PMA clinical trials in the United States. We also expect consulting expenses and professional fees to increase due to PMA activities. See Item 5. Other Information - “Recent Developments, Regulatory Matters”.

SALES AND MARKETING (S&M)

Sales and marketing expenses during the three and nine months ended March 31, 2006, were $307,956 and $930,541, respectively, representing increases of $23,779, or 8%, and $59,405, or 7%, from the corresponding periods in 2005. Of the $307,956 and $930,541, compensation and related benefits comprised $98,963 (32%) and $303,244 (33%), respectively.

The three-month increase of $23,779 is primarily due to increases in S&M compensation and related benefits of $3,231, $5,577 in upgrade expense, $2,267 in advertising and promotion and $2,800 in consulting expenses for the further development of our distributor network.

The nine-month increase of $59,405 is primarily due to a $49,846 increase in S&M compensation and related benefits and an increase of $8,953 in travel expenses as a result of our continued efforts in globalizing our CTLM® through the further development of our distributor network.

We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.

AGGREGATED OPERATING EXPENSES

In comparing our total operating expenses (G&A, R&D, and S&M) in the three and nine months ended March 31, 2006, with the levels for the corresponding periods in 2005, we had decreases of $142,525 or 9%, and $623,504, or 12%, respectively.

The decrease in the three-month comparative period was due primarily to G&A expenses decreasing by $109,967 and R&D expenses decreasing by $56,337. This was offset by an increase in S&M expenses of $23,779.

The decrease in the nine-month comparative period was due primarily to G&A expenses decreasing by $56,286 and R&D expenses decreasing by $626,623. This was offset by an increase in S&M expenses of $59,405.

We expect a significant increase in R & D expenses in the fourth quarter of fiscal 2006 due to the cost of conducting clinical trials in the United States. We also expect consulting expenses and professional fees to increase due to PMA activities.

Inventory Valuation Adjustments during the three and nine months ended March 31, 2006, were $41,715 and $120,397, representing decreases of $3,256, or 7%, and $91,942, or 43%, from the corresponding periods in 2005. The decreases are due to the reduction in write-downs of obsolete components that are no longer used in the manufacturing of the CTLM®.

With the adoption of SFAS 123(R) effective July 1, 2005, the total compensation for options recorded during the three months ended March 31, 2006, was $296,407. Of this total, options granted since July 1, 2005 were $31,602 and options which remained unvested as of July 1, 2005 were $264,805. The total compensation for options recorded during the nine months ended March 31, 2006, was $830,027. Of this total, options granted since July 1, 2005 were $43,407 and options which remained unvested as of July 1, 2005 were $786,620. These unvested options are being ratably expensed each quarter over the remaining vesting periods.

Interest expense during the three and nine months ended March 31, 2006, was $200,324 and $397,268, respectively, representing an increase of $74,740, or 60%, and a decrease of $42,337, or 10%, from the corresponding periods in 2005. The interest expense is primarily comprised of the imputed interest associated with our equity credit line with Charlton Avenue, LLC (“Charlton”) as per the terms and conditions of our private equity credit agreement. Our utilization of the credit line fluctuates during the year and therefore causes increases and decreases in interest expense from quarter to quarter. See Item 5. Other Information - “Financing/Equity Line of Credit”.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $930,956 as of March 31, 2006. This is an increase of $165,433 from $765,523 as of June 30, 2005. During the quarter ending March 31, 2006, we received a net of $2,300,000 from the sale of common stock through our private equity agreement with Charlton. See - “Financing/Equity Line of Credit”

We do not expect to generate a positive internal cash flow for at least the next 12 months due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA PMA process, the costs associated with product development activities and the time required for homologations from certain countries.

Property and Equipment was valued at $2,068,635 net as of March 31, 2006. The overall decrease of $98,285 from June 30, 2005 is due primarily to depreciation recorded for the first, second and third quarters.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties. Net cash used for operating and product development expenses during the nine months ending March 31, 2006, was $4,665,238 primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities, compared to $5,447,918 in the nine months ending March 31, 2005. At March 31, 2006, we had working capital of $2,844,663 compared to working capital of $1,710,555 at March 31, 2005, and $2,263,853 at June 30, 2005.

During the third quarter ending March 31, 2006, we raised a total of $2,300,000 after expenses through the sale of 17,686,036 shares of common stock to Charlton. For the nine months ending March 31, 2006 we raised a total of $4,844,171 after expenses through the sale of 33,163,363 shares of common stock to Charlton. We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program. We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program. Accordingly, we have utilized our Fourth Private Equity Credit Agreement, and will continue to use our Fifth Private Equity Credit Agreement with Charlton to raise the funds required prior to the end of fiscal year 2006 and thereafter in order to continue operations. In the event that we are unable to utilize the Fifth Private Equity Credit Agreement or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering. If additional funds are raised by issuing equity securities, whether to Charlton or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.  Our new $15 million Fifth Private Equity Credit Agreement with Charlton was signed on March 21, 2006, and replaced our Fourth Private Equity Credit Agreement. The S-1 registration statement for 27 million shares underlying our Fifth Private Equity Credit Agreement was declared effective by the SEC on April 25, 2006.

Capital expenditures for the nine months ending March 31, 2006, were $13,500 as compared to approximately $18,180 for the nine months ending March 31, 2005. These expenditures were a direct result of purchases of computer and miscellaneous equipment. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2006 will be approximately $10,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of March 31, 2006. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs. Our future capital requirements will depend on many factors, including the following:

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

We do not expect to generate a positive internal cash flow for at least 12 months as substantial costs and expenses continue due principally to the international commercialization of the CTLM®, activities related to our FDA PMA process, and advanced product development activities. We intend to use the Fifth Private Equity Credit Agreement with Charlton as our principal sources of additional capital. There can be no assurance that this financing will continue to be available on acceptable terms. We plan to continue our policy of investing excess funds, if any, in a High Performance Money Market account at Wachovia Bank N.A.

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

Item 4.Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors

    During the third quarter ended March 31, 2006, there were no material changes in risk factors as previously disclosed in our Form 10-K filed on September 13, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

                                See Item 5. Other Information -“Financing/Equity Line of Credit”.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security-Holders.

None

Item 5. Other Information.

Recent Developments

Regulatory Matters

In order to market and sell the CTLM® in the United States, we must obtain marketing clearance from the Food and Drug Administration. A Pre-Market Approval (PMA) application must be supported by extensive data, including pre-clinical and clinical trial data, as well as evidence to prove the safety and effectiveness of the device. Under the Food, Drug, and Cosmetic Act, the FDA has 180 days to review a submitted PMA application, although in certain cases the FDA may increase that time period through requests for additional information or clarification of existing information.

In October 2004, we issued a press release of a shareholder letter written by our new CEO, Tim Hansen, detailing the steps he had taken in FDA and other corporate development matters during his first three months as CEO of the Company. In the letter he stated among other things, the following: “the PMA involves a process which has, unfortunately, taken far longer than expected. We have been working on amending the PMA application at the request of the FDA. Our team recommended rephrasing the Computed Tomography Laser Mammography System (CTLM®) intended use statement and modifying the patient study protocols. They also recommended adding more clinical cases. Meanwhile the PMA clock was ticking and these well advised changes would have taken more time to complete. Also, as we earlier reported, our PMA amendment and processes were briefly interrupted by a bio monitoring inspection audit of our clinical trials and subsequent warning letter and, although that matter was resolved, the sum of these influences caused serious delays in our filings.

These are complex matters, but after conferring with the FDA and our outside consultants, I recently made the decision to simply withdraw our current PMA application and resubmit the entire package in a simpler and more clinically and technically robust filing. Consequently, IDSI will submit a new PMA application with a rephrased intended use statement better supported by our data, the inclusion of new clinical cases to improve the biometrics, and with a new clinical protocol to fully support the adjunctive use of CTLM® in clinical mammography settings.

The key factor in my decision was the belief that re-filing should not additionally delay our previous schedule. The schedule should remain unchanged because the FDA indicated that Modules 1 through 4 would be ‘grandfathered’ so to speak, and because our clinical case read program will continue in its current form. We are not starting over in any sense of the word. We will, however, submit a fresh and concise PMA application without amendments or extensions. Of course, this approach requires another filing fee but we believe it yields a higher confidence scenario. So, to be very clear, we will submit a new PMA application and there should be no additional delays in our overall schedule. You have all waited patiently for CTLM® to become a US market reality, and I would appreciate your continuing support through this next important phase. I am very satisfied with this new approach.”

In November 2004, we received a letter from the FDA stating that it has determined that the CTLM® proposed clinical investigation is a non-significant risk (NSR) device study because it does not meet the definition of a significant risk (SR) device under section 812.3(m) of the investigational device exemptions (IDE) regulation 21 CFR 812. We view this new classification as helpful in securing new research and development collaborative agreements.

In January 2005 we issued a press release of a shareholder letter entitled, “Imaging Diagnostic Systems, Inc. Releases Letter to Shareholders” written by Tim Hansen, CEO. The letter contained a brief status update of the three top priorities stated in Mr. Hansen’s initial letter to shareholders released in October 2004. Specific to our PMA activities, the letter stated, “…we are altering course. The clinical study we had analyzed and which we intended to submit to the FDA did not, in our opinion, adequately reflect the capabilities of CTLM® as an adjunctive mammography tool. Our clinical cases were collected on CTLM® systems dating back to 2001. Since that time IDSI has developed significant improvements in the scanning subsystems, image reconstruction and image display software. We have also improved quality assurance routines to ensure better operator and physician training, and improved image quality control. These enhancements were routinely implemented as they became validated on our international CTLM® shipments, but the same changes were not made to the 2001 units in order to maintain our PMA modules in their original forms. We now intend to collect data using our latest systems because we believe the results will yield a stronger study to support our PMA application.

Consequently, we will install updated CTLM® systems in the U.S. and upgrade several international units to collect data under a new protocol. Our plan will extend the time to actual PMA submission from what we were anticipating in October, but we believe this approach will better support the application.”

We reported in our December 14, 2005 S-1 filing that “We have experienced further delays because of difficulties in designing a revised clinical protocol and in enlisting hospitals and imaging centers to participate in acquiring new clinical cases.” At this time we have made good progress in advancing activities at targeted multi-center study locations with agreements at several sites substantially completed.

Although the CTLM® has been classified as a Non-Significant Risk (NSR) device under the Investigational Device Exemption (IDE) regulation in 21 C.F.R. Part 812, when used in our proposed manner, sites require Institutional Review Board (IRB) approvals to begin the CTLM® study protocols. The purpose of the clinical testing is to support a PMA application for CTLM®’s specified intended use. We plan to submit the PMA application in its entirety upon completion of the new clinical study.

We previously reported that changes would be incorporated to bring the CTLM® system to its most current design level. Those changes have been substantially made and will, we believe, improve the device’s image quality and reliability. Upgraded CTLM® systems are available to support the proposed study sites. We are continuing to research and develop CTLM® technologies to advance the state-of-art of this new imaging modality.

On May 1, 2006, we announced that U.S. clinical trials of the CTLM® have commenced at a number of domestic university medical centers. We will collect clinical data for our PMA submission through a non-significant risk (NSR) device study. The patients will be scanned with the latest version of the CTLM® system. Following data collection and analysis, we intend to submit a Premarket Approval application to the FDA for the use of CTLM as an imaging adjunct to conventional diagnostic mammography.

Clinical Collaboration Sites Update

CTLM® Systems have been installed and patients are being scanned under clinical collaboration agreements as follows:

1)	Humboldt University of Berlin, Charite Hospital, Berlin, Germany
2)	The Comprehensive Cancer Centre, Gliwice, Poland (Two Systems)
3)	Catholic University Hospital, Rome, Italy
4)	Charles University Hospital, Prague, Czech Republic
5)	Friendship Hospital, Beijing, Peoples Republic of China

In March 2006, we completed our clinical collaboration agreement at Gazi Hospital in Ankara, Turkey and the loaned CTLM® system has been returned and will be re-manufactured.

We are in discussions with other hospitals and clinics wishing to participate in our clinical collaboration program. We have been commercializing the CTLM® in many global markets and we previously announced our plans to set up this network to foster research and to promote the technology in local markets. We will continue to support similar programs in other global regions. These investments may accelerate CTLM® market acceptance while providing valuable clinical experiences.

Other Recent Events

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

On February 21, 2006, we announced that we would exhibit at the European Congress of Radiology (ECR) in Vienna, Austria from March 3rd to the 7th. At the ECR, clinical results from six studies relating to the CT Laser Mammography (CTLM®) system were presented, providing many insights into applications fro cancer detection, cancer staging, and following the course of cancer treatments.

On April 21, 2006, we announced that we would display CT Laser Mammography (CTLM®) clinical cases from our international Luminary Partner sites at the 36th annual meeting of the Sao Paulo Society of Radiology to be held April 20th to the 23rd in Sao Paulo, Brazil. The clinical cases were on display at booth #35 with Pyramid Medical Systems, one of Brazil’s largest medical device distributors.

On April 25, 2006, we announced that we held our First International CTLM® Users Meeting on April 22nd and 23rd at Charite Hospital in Berlin, Germany. The meeting, hosted by Alexander Poellinger, MD, a principal CTLM® investigator, provided a forum for physicians throughout the world who work with the CTLM® to share their clinical and scientific experiences with the innovative CTLM® technology, to discuss patient study results, and to exchange ideas for future radiologic and oncologic applications of our new technology. The users of the CTLM® system have together performed over 7,000 clinical scans.

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

Since July 17, 2000, Charlton Avenue LLC (“Charlton”) has provided all of our necessary funding through the private placement sale of convertible preferred stock with a 9% dividend and common stock through various private equity credit agreements. We initially sold Charlton 400 shares of our Series K convertible preferred stock for $4 million and subsequently issued an additional 95 Series K shares to Charlton for $950,000 on November 7, 2000. We paid Spinneret Financial Systems Ltd. (“Spinneret”), an independent financial consulting firm unaffiliated with the Company and, according to Spinneret and Charlton, unaffiliated with Charlton, $200,000 as a consulting fee for the first tranche of Series K shares and five Series K shares as a consulting fee for the second tranche. The total of $4,950,000 was designed to serve as bridge financing pending draws on the Charlton private equity line provided through the various private equity credit agreements described in the following paragraphs.

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

The Fourth Private Equity Credit Agreement

On January 9, 2004, we and Charlton entered into a new “Fourth Private Equity Credit Agreement” which replaced our prior private equity agreements. The terms of the Fourth Private Equity Credit Agreement were more favorable to us than the terms of the prior Third Private Equity Credit Agreement. The new, more favorable terms were: (i) The put option price was 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche, while the prior Third Private Equity Credit Agreement provided for 91%, ii) the commitment period was two years from the effective date of a registration statement covering the Fourth Private Equity Credit Agreement shares, while the prior Third Private Equity Credit Agreement was for three years, (iii) the maximum commitment was $15,000,000, (iv) the minimum amount we were required to draw through the end of the commitment period was $1,000,000, while the prior Third Private Equity Credit Agreement minimum amount was $2,500,000, (v) the minimum stock price requirement was controlled by us as we had the option of setting a floor price for each put transaction (the previous minimum stock price in the Third Private Equity Credit Agreement was fixed at $.10), (vi) there were no fees associated with the Fourth Private Equity Credit Agreement; the prior private equity agreements required the payment of a 5% consulting fee to Spinneret, which was subsequently lowered to 4% by mutual agreement in September 2001, and (vii) the elimination of the requirement of a minimum average daily trading volume in dollars. The previous daily trading volume requirement in the Third Private Equity Credit Agreement was $20,000.

We made sales under the Fourth Private Equity Credit Agreement from time to time in order to raise working capital on an “as needed” basis. From the date of our first put notice, March 17, 2004, to our last put notice, April 12, 2006, under our Fourth Private Equity Credit Agreement, we drew $14,198,541 and issued 66,658,342 shares of common stock. We negotiated a new Fifth Private Equity Credit Agreement with Charlton, which replaced the Fourth Private Equity Credit Agreement, on terms substantially equivalent to the terms of the prior agreement. The 341,658 unissued shares remaining registered for use with the Fourth Private Equity Credit Agreement were returned to the treasury.

During the quarter ending March 31, 2006, we did not sell any securities which were not registered under the Securities Act of 1933, except for the sale of 17,686,036 shares of common stock to Charlton pursuant to our Fourth Private Equity Credit Agreement, which were sold by Charlton pursuant to registration statements under the Securities Act of 1933. We received net proceeds of $2,300,000 in connection with these sales to Charlton, which were private placements exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

The Fifth Private Equity Credit Agreement

On March 21, 2006, we and Charlton entered into a new “Fifth Private Equity Credit Agreement,” which replaced our prior Fourth Private Equity Credit Agreement upon the April 25, 2006, effectiveness of our S-1 Registration Statement filed on March 23, 2006 to register shares underlying the Fifth Private Equity Credit Agreement. The terms of the Fifth Private Equity Credit Agreement are similar to the terms of the prior Fourth Private Equity Credit Agreement. The new credit line’s material terms are (i) The put option price is 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche (the “Valuation Period”), (ii) the commitment period is two years from the effective date of a registration statement covering the Fifth Private Equity Credit Agreement shares, (iii) the maximum commitment is $15,000,000, (iv) the minimum amount we must draw through the end of the commitment period is $1,000,000, (v) the minimum stock price, also known as the floor price is computed as follows: In the event that, during a Valuation Period, the Bid Price on any Trading Day falls more than 18% below the closing trade price on the trading day immediately prior to the date of the Company’s Put Notice (a “Low Bid Price”), for each such Trading Day the parties shall have no right and shall be under no obligation to purchase and sell one tenth of the Investment Amount specified in the Put Notice, and the Investment Amount shall accordingly be deemed reduced by such amount. In the event that during a Valuation Period there exists a Low Bid Price for any three Trading Days—not necessarily consecutive—then the balance of each party’s right and obligation to purchase and sell the Investment Amount under such Put Notice shall terminate on such third Trading Day (“Termination Day”), and the Investment Amount shall be adjusted to include only one-tenth of the initial Investment Amount for each Trading Day during the Valuation Period prior to the Termination Day that the Bid Price equals or exceeds the Low Bid Price and (vi) there are no fees associated with the Fifth Private Equity Credit Agreement. The conditions to our ability to draw under this private equity line, as described above, may materially limit the draws available to us.

We intend to make sales under the Fifth Private Equity Credit Agreement from time to time in order to raise working capital on an “as needed” basis. Based on our current assessment of our financing needs, we do not expect to draw the full $15,000,000 available under the Fifth Private Equity Credit Agreement. As of the date of this report, under the Fifth Private Equity Credit Agreement we have drawn down $250,000 and issued 1,560,549 shares of common stock.

As of the date of this report, since January 2001, we have drawn an aggregate of $34,954,541 in gross proceeds from our equity credit lines with Charlton and have issued 117,530,789 shares as a result of those draws.

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

Item 6. Exhibits

10.69	Fifth Private Equity Credit Agreement between IDSI and Charlton Avenue LLC dated March 21, 2006 with all exhibits. Incorporated by reference to our Form S-1, File Number 333-132664 filed on March 23, 2006.
31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2006		Imaging Diagnostic Systems, Inc.

	By:	/s/ Timothy B. Hansen
Timothy B. Hansen
Chief Executive Officer

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President and
Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)