Form 10-K
period 2006-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2006-09-13
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2006
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
Common Stock, no par value
(Title of class)

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☒ Accelerated filer	☐ Non Accelerated filer

Indicate by check mark whether the registrant is a shell company
(as defined in rule 12b-2 of the act). Yes ☐  No ☒

Based on the average closing bid and asked prices of the common stock on the latest practicable date, September 12, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $27,569,375.

The number of shares outstanding of each of the issuer’s classes of common stock, as of September 12, 2006 was 247,676,633. As of September 12, 2006, the issuer had no shares of preferred stock outstanding.

Documents Incorporated By Reference
[None]

IMAGING DIAGNOSTIC SYSTEMS, INC.
FORM 10-K
ANNUAL REPORT

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE “KNOWN UNCERTAINTIES” AS SET FORTH IN ITEM 7 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CAUTIONARY STATEMENTS.”

PART I

Item 1. Our Business

Overview
Imaging Diagnostic Systems, Inc. (“IDSI”) is a development stage medical technology company. Since its inception in December 1993, we have been engaged in the development and testing of a Computed Tomography Laser Breast Imaging System for detecting breast cancer (CT Laser Mammography or, "CTLM®"). We are currently in the process of commercializing the CTLM® in certain international markets where approvals to market have been secured although CTLM® is not yet approved for sale in the US. CTLM® is a Class III medical device and we are continuing efforts to secure the Food and Drug Administration’s PreMarket Approval based upon clinical studies. CTLM® has been declared a Non-Significant risk (NSR) device when used for our intended use.

The CTLM® system is a CT-like scanner, but its energy source is a laser beam and not ionizing x-radiation such as is used in conventional x-ray mammography or CT scanners. The advantages of imaging without ionizing radiation may be significant in our markets. CTLM® is an emerging new imaging modality offering the potential of molecular functional imaging, which can visualize the process of angiogenesis which may be used to distinguish between benign and malignant tissue. X-ray mammography is a well-established method of imaging the breast but has limitations especially in dense breast cases. Ultrasound is often used as an adjunct to mammography to help differentiate tumors from cysts or to localize a biopsy site. The CTLM® is being marketed as an adjunct to mammography not a replacement for it, to provide the radiologist with additional information to manage the clinical case. We believe that the adjunctive use of CT Laser Mammography may help diagnose breast cancer earlier, reduce diagnostic uncertainty especially in mammographically dense breast cases, and may help decrease the number of biopsies performed on benign lesions. The CTLM® technology is unique and patented. We intend to develop our technology into a family of related products. We believe these technologies and clinical benefits constitute substantial markets for our products well into the future.

As of the date of this report we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through June 30, 2006 of approximately $91,138,737 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA Pre-Market Approval (“PMA”) process, and the costs associated with advanced product development activities. There can be no assurances that we will obtain the PMA, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

Breast Cancer
The American Cancer Society (ACS), estimated that approximately 211,240 new cases of invasive breast cancer and 58,490 cases of non-invasive (localized) breast cancer occurred in the United States during 2005. Breast cancer ranks as the second leading cause of cancer-related death among women, causing an estimated 40,410 deaths in 2005.

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

Breast cancer screening is generally recommended as a routine part of preventive healthcare for women over the age of 20 (approximately 90 million in the United States). For these women, the American Cancer Society (ACS) has published guidelines for breast cancer screening including: (i) monthly breast self-examinations for all women over the age of 20; (ii) a clinical breast exam (CBE) every three years for women in their 20s and 30s; (iii) a baseline mammogram for women by the age of 40; and (iv) an annual mammogram for women age 40 or older.

Each year, approximately eight million women in the United States require diagnostic testing for breast cancer due to a physical symptom, such as a palpable lesion, pain or nipple discharge, discovered through self or physical examination (approximately seven million) or a non-palpable lesion detected by screening x-ray mammography (approximately one million). Once a physician has identified a suspicious lesion in a woman’s breast, the physician may recommend further diagnostic procedures, including a diagnostic x-ray mammography, an ultrasound study, a magnetic resonance imaging procedure, or a minimally invasive procedure such as fine needle aspiration or large core needle biopsy. In each case, the potential benefits of additional diagnostic testing must be balanced against the costs, risks and discomfort to the patient associated with undergoing the additional procedures.

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

Screening and Diagnostic Modalities

Mammography
Mammography is an x-ray imaging modality commonly used for both routine breast cancer screening and as a diagnostic tool. A mammogram produces either films or electronic images of the internal structure of the breast and surrounding tissues. In a screening mammogram, radiologists seek to detect suspicious lesions, while a diagnostic mammogram seeks to characterize suspicious lesions.

In the U.S., a certified technologist performs the x-ray procedure under the Congressional Mammography Quality Standards Act (MQSA). MQSA was enacted to improve x-ray breast cancer detection studies by regulating machine specifications, quality control procedures, technologist training and certification, and other variables. Still, mammography is viewed as an ‘imperfect’ breast cancer detection tool and is often supplemented with follow-up studies including more x-rays at later dates, closer physical examination of the patient, adjunctive ultrasound exams, and, when available, breast MRI or scintimammography, and biopsy.

Because x-ray mammography exposes the patient to radiation, the American Cancer Society recommends that mammograms be limited to once per year. X-ray mammography is documented to be less effective for women with dense breasts. X-ray mammography machines use mechanical means to squeeze or compress the breast and flatten the volume so that x-rays may penetrate more uniform tissue. These techniques are technically necessary but are often painful and uncomfortable to patients. Most mammography exams include 2 views of each breast which equates to 4 compressions per session.

According to the CDC, 62.8% of women over age 40 received a mammogram in 2004. Estimates are that in 2004 there were more than 49 million screening mammograms alone in the U.S. and 117 million world wide (TriMark, Jan. 2005 estimates).

The Centers for Medicare and Medicaid Services (CMS) announced its final rule establishing a 3.3% increase in new payment rates for outpatient services starting January 1, 2005. The rate increase, together with other policies contained in the final Outpatient Prospective Payment System (OPPS) rule, increased Medicare payments to hospitals for outpatient services to approximately $24.6 billion in 2005, compared to payments of approximately $23.1 billion in 2004. CMS also significantly increased payments for diagnostic mammograms by removing them from payment under the OPPS, as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA). Like screening mammograms performed in hospital outpatient departments, diagnostic mammograms will be paid under the Medicare physician fee schedule, resulting in increases of nearly 40% over current OPPS rates for traditional mammograms, and about 60% for digital diagnostic mammograms.

The Medicare billing of a diagnostic mammogram is approximately $120 to $160 per procedure and requires the use of x-ray equipment ranging in cost from $75,000 to $225,000 and perhaps ultrasound equipment ranging from $60,000 to $200,000.

Digital Mammography
Digital mammography, also referred to as “full-field digital” mammography, is the latest form of breast x-ray examination. These systems eliminate the use of x-ray film and record images directly on electronic panels. The digital images can then be manipulated and examined on an electronic viewing station. However, the limitations of conventional mammography still exist in digital mammography. Digital mammography units sell for $300,000 to $430,000 and Medicare billing for the procedures ranges from $170 to $200.

Magnetic Resonance Imaging
Magnetic resonance imaging (“MRI”) produces images using a magnetic field and radiofrequency (RF) gradients under computer control to produce proton density images. MRI has proven effective in imaging breasts with prosthetic implants, detecting recurrent cancer, evaluating the response to chemotherapy and serving as an additional imaging option when mammography or ultrasound fails to provide sufficient imaging information.

MRI offers the advantage over x-ray that not only visualizes fine-details in breast tissue but also detects blood flow and angiogenesis associated with malignancies. The disadvantages are that MRI systems are not widely available in the global market and the costs of using conventional MRI scanners for breast exams are sometimes prohibitive. Dedicated breast MRI systems sell for approximately $1,200,000 and Medicare billing is approximately $1,500.

Ultrasound
Ultrasound imaging is routinely used in breast imaging practices. Ultrasound systems can image breast tissue by ‘sonar’ techniques. Sound transducers are placed directly on breast tissue coupled with an acoustic gel substance. Trained sonographers locate suspicious areas by moving the transducer over the area of interest. In some countries physicians perform the study and interpret the results.

Ultrasound images are localized to areas of suspicion usually detected by a previous mammogram. If mammographic results suggest the presence of a lesion, ultrasound may help differentiate a solid from a cystic mass and locate a biopsy site. The Medicare billing rate is approximately $240 per procedure and requires the use of capital equipment ranging in cost from approximately $60,000 to $200,000.

CTLM®
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

We believe that the adjunctive use of CT laser breast imaging will improve early diagnosis, reduce diagnostic uncertainty, decrease the number of biopsies performed on benign lesions, and improve breast cancer case management, especially in dense breasts.

A CTLM® breast exam is non-invasive and can be performed by a medical technician. A patient lies face down on a scanning table with one breast hanging naturally into a specially designed scanning chamber. The scanner images the breast in contiguous slices from chest wall to nipple in minutes. One breast is scanned at a time. The CTLM® is a sophisticated electro-mechanical scanner under microprocessor and computer control. Results are available immediately in digital format for comparison to mammography results, consultation, transmission to multi-modality reading stations, or archiving.

Images and study results present as multiple-slice data sets which can be viewed slice-by-slice or as a 3D volume with image manipulation tools. Images are usually viewed in gray and green color shades, since color displays are common with other molecular imaging modalities such as nuclear medicine, PET, fMRI, and in radiation therapy imaging.

Fluorescence Imaging
Fluorescence and molecular imaging techniques are of growing importance to the drug development industry and for disease detection. Certain molecules exhibit the phenomenon of emitting light after being illuminated by light of an appropriate wavelength, e.g., from a laser. The light that is emitted is referred to as “fluorescent” light. The compounds that produce fluorescence are commonly referred to as fluorescent dyes. At least one company to our knowledge is developing a fluorescent compound for possible use in breast cancer detection.

The CTLM® system laser diodes can stimulate fluorescent light emissions when used in conjunction with such compounds. When an appropriate fluorescent compound has been introduced into the blood, areas with an abundance of blood vessels, i.e., the angiogenesis associated with a tumor, may retain a higher concentration of the fluorescent compound. As the CTLM® scanner illuminates these areas, fluorescent light is emitted and detected. Reconstructed CTLM® images then locate and quantify the fluorescent area within the area of interest.

Several CTLM®’s were retrofitted with laser diodes tuned to specific wavelengths of light which matched the compounds. Optical filters limited the spectral responses to selected wavelengths. Experiments were conducted by placing fluorescent compounds inside a breast equivalent phantom and scanning it with CTLM®. The ability to excite the compound, detect the location of the fluorescence within the simulated breast, and create an image has not, to our knowledge, been accomplished before. On September 14, 1999, a patent was issued to IDSI titled “Laser Imaging Apparatus Using Biomedical Markers that Bind to Cancer Cells” as Patent No 5,952,664.

In March 2002, we signed an agreement with Schering AG to evaluate the advantages of new fluorescence compounds for the potential use of detecting breast cancer. We installed three CTLM® systems for Schering AG’s clinical trials: one at Charite’s Robert-Rössle Clinic in Berlin, one at the University of Muenster, and the third at Charite Hospital in Berlin, Germany as part of their Phase 1 clinical studies of fluorescent imaging compounds. . In November 2005, we announced that Schering AG had completed the evaluation of fluorescent imaging compound SF64 with three modified CT Laser Mammography systems. The loaned systems, which had been modified to Schering AG's specifications were subsequently returned to IDSI and have been re-manufactured. IDSI is continuing to research and develop fluorescence imaging techniques.

Laser Imager for Lab Animals

The Laser Imager for Lab Animals “LILA™” program, is an optical helical micro-CT scanner in a third-generation configuration. The system was designed to image numerous compounds especially green fluorescent protein, derived from the DNA of jellyfish. The LILA scanner is targeted at pharmaceutical developers and researchers who monitor cancer growth and who use multimodality small animal imaging in their clinical research.

IDSI’s strategic thrust for the LILA project has changed. As we announced last year, IDSI is focusing on women’s health business markets with a family of CTLM® systems and related devices and services. The animal imager did not fit our business model although the fundamental technology is related to the human breast imager. Consequently, we sought to align the project with a company already in the animal imaging market that might complete the LILA and commercialize it.

On August 30, 2006 we announced an exclusive license agreement under which Bioscan, Inc. would integrate LILA technology into their animal imaging portfolio. Under the agreement we will transfer technology to Bioscan by December 2006 and receive an initial payment and royalties on future sales.

Government Regulation

United States Regulation
The CTLM® is a medical device and it is subject to the relevant provisions of the United States Food, Drug and Cosmetic Act (FD&C Act”) and its implementing regulations. Pursuant to the FD&C Act, the FDA regulates, among other things, the manufacturing, labeling, distribution, and promotion of the CTLM® in the United States. The Act requires that a medical device must (unless exempted by regulation) be cleared or approved by the FDA before being commercially distributed in the United States. The FD&C Act also requires that manufacturers of medical devices, among other things, comply with specific labeling requirements and manufacture devices in accordance with Current Good Manufacturing Practices, which require that companies manufacture their products and maintain related documentation in a conformed manner with respect to manufacturing, testing, and quality control activities. The FDA inspects medical device manufacturers and distributors, and has broad authority to order recalls of medical devices, to seize non-complying medical devices, to enjoin and/or impose civil penalties, and to criminally prosecute violators.

The FDA classifies medical devices intended for human use into three classes: Class I; Class II; and Class III. In general, Class I devices are products for which the FDA determines that their safety and effectiveness can be reasonably assured by general controls under the FD&C Act relating to such matters as adulteration, misbranding, registration, notification, records and reports, and QSRs. Class II devices are products for which the FDA determines that these general controls are insufficient to provide reasonable assurance of safety and effectiveness, and that require special controls such as the promulgation of performance standards, post-market surveillance, patient registries, or such other actions as the FDA deems necessary. Class III devices are devices for which the FDA has insufficient information to conclude that either general controls or special controls would be sufficient to assure safety and effectiveness, and which are life-supporting, life-sustaining, of substantial importance in preventing impairment of human health (e.g., a diagnostic device to detect a life-threatening illness), or present a potentially unreasonable risk of illness or injury. The CTLM is a Class III device. Manufacturers of Class III devices must apply to the FDA for pre-marketing approval (“PMA”) before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. A PMA application is typically a complex submission, usually including the results of clinical studies and statistical analyses.

Once a PMA application has been filed, the FDA has 180 days to review it; however, the review time may be extended by the FDA asking for additional information or clarification of information already provided in the submission. The FDA will inspect the manufacturing facility to ensure compliance with the FDA’s quality system regulations commonly referred to as QSRs prior to approval of a PMA. The PMA process is lengthy and expensive and there can be no assurance that a PMA application will be approved within 180 days.

We have engaged the services of U.S. regulatory consultants who specialize in FDA matters to assist us in the final preparation and submission of our PMA application. See Item 1. “Business-Regulatory and Clinical Status, United States/FDA”. If we are unable to obtain prompt FDA approval, it will have a material adverse effect on our business and financial condition and would result in postponement of the commercialization of the CTLM®. See “Regulatory and Clinical Status”.

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

In addition to the foregoing, we are subject to numerous federal, state, and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, and fire hazard control. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations and that such compliance will not have a material adverse effect upon our ability to conduct business. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statements - Extensive Government Regulation, No Assurance of Regulatory Approvals”.

Foreign Regulation
Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. The laws of certain European and Asian countries may permit us to begin marketing the CTLM® in Europe and Asia before marketing would be permitted in the United States. In order to sell our products within the European Economic Area (“EEA”), companies are required to achieve compliance with requirements of the Medical Devices Directive (“MDD”) and affix a “CE” marking on their products to attest such compliance. In Europe, we have obtained the certifications necessary to enable the CE mark to be affixed to our products in order to conduct sales in member countries of the EEA, subject to compliance with additional regulations imposed by individual countries. In obtaining these certifications, we utilized the services of a notified body (“NB”). An NB is a private sector regulatory body responsible for the review and approval of the documentation submitted by us to gain CE approval. In November 2000, we were recommended for CE marking, subject to review by UL’s Notified Body. In January 2001, we received regulatory approval from UL to apply the CE marking to our CTLM® system. CE marking provides us the opportunity to market the CTLM® within the European Union, one of the largest markets in the world. In addition, CE marking permits medical device product sales in many other markets worldwide.

In October 2000, we contracted Underwriters Laboratories Inc. (“UL”) to perform safety testing and assist us in achieving the regulatory certifications necessary to begin selling the CTLM® system outside the United States. We also chose our Notified Body to certify our compliance with EN2900/4600/ISO9000 quality assurance standards. The certifications and CE marking signify that the product and its design, manufacturing and quality systems comply with international standards. In January 2001 we received notice from UL of completion for worldwide safety classification of our CTLM® system. We replaced our European authorized representative with Emergo Europe effective August 1, 2005 in the normal course of business.

In May 2001, we received ISO 9002 certification demonstrating our commitment for quality and our ability to provide consistency, reliability, value and exceptional customer service. ISO 9002 certification is significant in facilitating the global marketing of our CTLM® system by conforming to an effective quality management system recognized around the world.

On September 25, 2001, we received a Certificate of Exportability from the FDA for the CTLM®. The FDA requires unapproved Class III products that are subject to PMA requirements to have FDA Certificate of Exportability in order to be exported outside of the United States. On September 6, 2005, we received a renewal of our Certificate of Exportability dated August 31, 2005, which is valid for two years.

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

In our initial PMA application we followed the guidelines of the “Standardized Shell for Modular Submission” for the FDA approval process. We filed four modules from September 2000 to May 2001, which were accepted, and then filed our PMA application in April 2003. In June 2003 we received notification from FDA that an initial review of our PMA had been conducted and was sufficiently complete to permit a substantive review and was, therefore, suitable for filing. An in-depth evaluation of the safety and effectiveness of the device was conducted as part of the PMA application process.

On November 14, 2003 we announced that we received notification from the Medical Device Bureau of Health Canada that our application for a “New Medical Device” license was approved. The license was issued in accordance with the Medical Device Regulations, Section 36. Furthermore, we possess the CAN/CSA ISO 13485-2003 certification, which is an additional regulatory requirement that is evidence of compliance to the quality system of the medical device.

In August 2003, we received a letter from the FDA citing some deficiencies in the PMA application. The FDA identified measures to make the PMA approvable, and we worked with our FDA counsel and consultants to prepare an appropriate amendment.

In February 2004, we received a warning letter from the FDA specifically regarding the biomonitoring section of an inspection of our facility conducted August 13-18th., 2003. We submitted our response on February 9, 2004. On March 29, 2004, we announced in an 8-K filing that our responses to the FDA’s warning letter addressed each of the issues and no further response to the FDA was required at that time.

In March 2004, we received an extension of time to respond with an amendment to the FDA’s August, 2003 letter regarding our pre-market approval application.

In September 2004, we announced that our CT Laser Mammography System, CTLM®, had received Chinese State Food and Drug Administration (SFDA) marketing approval. The People’s Republic of China SFDA issued the registration “Certificate for Medical Device”. The medical device registration number is 20043241646.

In October 2004, we issued a press release of a shareholder letter written by our CEO, Tim Hansen, detailing the steps he had taken in FDA and other corporate development matters during his first three months as CEO of the Company. In the letter he stated among other things, the following: “the PMA involves a process which has, unfortunately, taken far longer than expected. We have been working on amending the PMA application at the request of the FDA. Our team recommended rephrasing the Computed Tomography Laser Mammography System (CTLM®) intended use statement and modifying the patient study protocols. They also recommended adding more clinical cases. Meanwhile the PMA clock was ticking and these well advised changes would have taken more time to complete. Also, as we earlier reported, our PMA amendment and processes were briefly interrupted by a bio monitoring inspection audit of our clinical trials and subsequent warning letter and, although that matter was resolved, the sum of these influences caused serious delays in our filings.

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

In November 2004, we received a letter from the FDA stating that it had determined that the CTLM® proposed clinical investigation was a non-significant risk (NSR) device study because it did not meet the definition of a significant risk (SR) device under section 812.3(m) of the investigational device exemptions (IDE) regulation 21 CFR 812. We view this new classification as helpful in securing new research and development collaborative agreements.

In January 2005 we issued a press release of a shareholder letter written by Tim Hansen, CEO. The letter contained a brief status update of the three top priorities stated in Mr. Hansen’s initial letter to shareholders released in October 2004. Specific to our PMA activities, the letter stated, “…we are altering course. The clinical study we had analyzed and which we intended to submit to the FDA did not, in our opinion, adequately reflect the capabilities of CTLM® as an adjunctive mammography tool. Our clinical cases were collected on CTLM® systems dating back to 2001. Since that time IDSI has developed significant improvements in the scanning subsystems, image reconstruction and image display software. We have also improved quality assurance routines to ensure better operator and physician training, and improved image quality control. These enhancements were routinely implemented as they became validated on our international CTLM® shipments, but the same changes were not made to the 2001 units in order to maintain our PMA modules in their original forms. We now intend to collect data using our latest systems because we believe the results will yield a stronger study to support our PMA application.

Consequently, we will install updated CTLM® systems in the U.S. and upgrade several international units to collect data under a new protocol. Our plan will extend the time to actual PMA submission from what we were anticipating in October, but we believe this approach will better support the application.”

We reported in our December 14, 2005 S-1 filing that “We have experienced further delays because of difficulties in designing a revised clinical protocol and in enlisting hospitals and imaging centers to participate in acquiring new clinical cases.” In spite of the delays we have experienced in obtaining the necessary approvals from the hospitals and their respective Institutional Review Boards “(IRB”) we have made good progress in advancing PMA activities. Several sites have been installed and we have begun collecting clinical data. We intend to install 8-10 sites depending on patient volume. Following data collection we plan to submit the PMA application in its entirety.

In our S-1 Registration Statement filed on March 23, 2006, we reported that changes would be incorporated to bring the CTLM® system to its most current design level. Those changes have been substantially made and will, we believe, improve the device’s image quality and reliability. Upgraded CTLM® systems have been installed at several U.S. clinical sites and data collection is proceeding in accordance with our clinical protocol. We are continuing to research and develop CTLM® technologies to advance the state-of-art of this new imaging modality.

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
3.	Catholic University Hospital, Rome, Italy
4.	Charles University Hospital, Prague, Czech Republic
5.	Friendship Hospital, Beijing, Peoples Republic of China

In November 2005, we announced that Schering AG had completed the evaluation of their new fluorescent imaging compound SF64 with three modified CT Laser Mammography systems. The loaned systems, which were modified to Schering AG's specifications have been returned and will be re-manufactured.

In March 2006, we completed our clinical collaboration agreement at Gazi Hospital in Ankara, Turkey and the loaned CTLM® system has been returned and re-manufactured.

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

Domestic Sales and Marketing

The CTLM will be positioned as an adjunct to x-ray mammography and may be especially useful in studies of dense breasts. Consequently, CTLM will be marketed to centers performing x-ray mammography. There are approximately 9,000 Mammography Quality Standards Act (MQSA) centers certified in the U.S. Sales in the United States cannot occur unless and until we receive pre-market approval from the FDA. IDSI will begin marketing to the centers following FDA approval.

Since CT laser breast imaging is a new imaging modality the rate at which the CTLM® achieves market acceptance and penetration will depend on many variables. These include, but are not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy, and cost-effectiveness of the CTLM®, and the advantage of the CTLM® when used as an adjunct to existing technology and cancer detection methods. We believe that the clinical data being collected and assessed under our PMA and at research sites will have a significant impact on the ultimate market size for our device. Failure of our products to gain market acceptance would have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance that physicians or the medical community in general will accept and/or utilize the CTLM®.

In order to effectively market any products we may develop, we will have to develop a marketing and distribution channel with technical expertise and distribution capability. There can be no assurance that we will be able to establish sales and distribution capabilities or that we will be successful in gaining market acceptance for any products we may develop.

International Sales

We are pursuing international sales in those countries where permitted prior to commencing commercial sales in the United States. The regulations of certain countries permit us to begin marketing the CTLM® subject to certain homologations. Some countries, including Japan, require FDA approval before the CTLM® can be marketed. As part of our global commercialization program for the CTLM®, we have installed systems at a number of International locations as clinical partner reference sites. See “Clinical Collaboration Sites Update”.

Until we receive pre-market approval from the FDA to market the CTLM® in the United States, a significant portion of our revenues may be subject to the risks associated with international sales, including economical and political instability, shipping delays, fluctuation of foreign currency exchange rates, foreign regulatory requirements and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a timely basis. Future imposition of, or significant increases in the level of customs duties, export quotas or other trade restrictions could have a material adverse effect on our business, financial condition and results of operations. The regulation of medical devices continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on us.

International Distributors

IDSI intends to commercialize CTLM® in non-U.S. markets through distributors, representative organizations and agents. We select exclusive distributors who have demonstrated the ability to sell and service similar devices. In some regions we may add direct sales management, clinical applications or service support personnel if business conditions require such resources. IDSI has a major commercial presence in the Peoples Republic of China (PRC), where a Master Distributor has purchased several CTLM® systems. In February 2006, we hired a company to represent our interests in the Asia Pacific region. Subsequently, we opened a Representative Office in Beijing where presently we have a contract sales management employee and an office manager. We plan to add service personnel in the near future.

We intend to continually add new or replacement distributors to cover international regions. Where performance fails to meet agreed upon targets, distributors may be terminated. We expect such changes to occur in the normal course of introducing a new product to global markets.

Third-Party Reimbursement; Health Care Reform

In the United States, suppliers of health care products and services are greatly affected by Medicare, Medicaid, and other government insurance programs, as well as by private insurance reimbursement programs. Third-party payers (Medicare, Medicaid, private health insurance companies and other organizations) may affect the pricing or relative attractiveness of our products by regulating the level of reimbursement provided by such payers to the physicians and clinics utilizing the CTLM® or by refusing reimbursement. If examinations utilizing our products are not reimbursed under these programs, our ability to sell our products may be materially and/or adversely affected. There can be no assurance that third-party payers will provide reimbursement for use of our products. In international markets, reimbursement by private third-party medical insurance providers, including governmental insurers and independent providers, varies from country to country. In certain countries, our ability to achieve significant market penetration may depend upon the availability of third-party governmental reimbursement. Revenues and profitability of medical device companies may be affected by the continuing efforts of governmental and third party payers to contain or reduce the cost of health care through various means.

Product Liability

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of cancer detection products. While the CTLM® is being developed as an adjunct to other diagnostic techniques, there can be no assurance that we will not be subjected to future claims and potential liability. At present we carry $3,000,000 in product liability insurance to cover both clinical sites and sales.

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

Although the CTLM® system is a CT-like scanner, its energy source for imaging is a laser beam and not ionizing radiation such as is found in conventional x-ray mammography or CT scanners. The advantage of imaging without ionizing radiation may be significant in our markets. X-ray mammography is a well-established method of imaging the structures within the breast. Ultrasound is often used as an adjunct to help differentiate tumors and cysts. The CTLM® is being marketed as an adjunct to mammography and will not compete directly with X-ray mammography. CTLM® is, however, a method of molecular functional imaging, which can visualize the process of angiogenesis which may be used to distinguish between benign and malignant tissue. Unlike X-ray or ultrasound, optical molecular imaging is a revolutionary functional imaging modality. In this respect, CTLM® may compete with magnetic resonance imaging (MRI) in breast imaging because both CTLM and MRI have the capacity to visualize function at the molecular level.

The competition for developing a commercial device utilizing computed tomography techniques and laser technology is difficult to ascertain given the proprietary nature of the technology. To our knowledge, several companies are targeting the breast optical imaging market. Advanced Research Technologies, Inc. (ART) (TSX:ARA) is developing a non-3D imager which does not utilize our patented continuous wave technology and in which the breast must be immersed in a gel. ART has signed distribution agreements with GE Medical should a product become available. DOBI Medical International, Inc. (DBMIE:OB) is developing an optical imager based upon compression and transillumination of the breast, which produces a 2D “map” of relative oxygenation. IDSI views this adaptation of older technology as unlikely to become a threat to our CT laser 3D approach. Neither ART nor DOBI has received a PMA.

In December 2005, Philips Medical Systems announced their intent to develop optical imaging equipment with an intention to “be on the market early after 2010.” IDSI also believes that Siemens Medical Systems is developing optical imaging equipment.

CTLM® Laser Mammography Systems are in clinical settings in Italy, Germany, Poland, the Czech Republic, the Peoples Republic of China, Argentina, Columbia and the United Arab Emirates. Over 7,000 breast exams have been completed on CTLM® systems. In vivo human studies of fluorescent compounds have been conducted at three clinical locations in Germany.

Patents

The rapid technological advancements that characterize the medical device industry have led us to rely on a combination of patents, trade secrets, copyrights, trademarks, and confidentiality procedures and processes to protect our CTLM® and other technologies that we have developed.

The original patent for the CTLM® was granted in December 1997 under U.S. Patent Number 5,692,511 (the “Patent”). The Patent has a total of 4 independent claims and 24 subordinate claims. The independent claims serve to provide an overall outline of the disclosure of the invention. The subordinate claims provide additional information to identify pertinent details of the invention as they relate to the respective specific independent claim. We own the rights to the Patent for its 17-year life pursuant to an exclusive patent licensing agreement with the late Richard Grable, who invented the CTLM® and served as our Chief Executive Officer and whose estate has owned the Patent since his death in August 2001. See “Patent Licensing Agreement” and “Certain Transactions.” As of the date of this report, we own 17 patents and have 12 additional United States patents pending with regard to optical tomography, many of which are based on the original CTLM® technology. We also have 15 International patents and have 12 International patents pending.

In September 1999, we were granted a patent for “A Laser Imaging Apparatus Using Biomedical Markers That Bind To Cancer Cells”. This patent was issued under U.S. Patent No. 5,952,664. The biomedical marker we are currently testing is a fluorescent marker. We plan to continue studying other biomedical markers in conjunction with major pharmaceutical companies as a potential advanced diagnostic feature to be used with our CTLM® system. The CTLM® in combination with the fluorescent feature has the potential to be used with photodynamic therapy (PDT) to aid in the treatment of breast cancer.

In November 1999, we were granted an Australian patent for “Diagnostic Tomographic Laser Apparatus” as Australian patent number 712849. This patent, the Australian counterpart of U.S. Patent No. 5,692,511, was issued in the name of Richard J. Grable and is exclusively licensed to Imaging Diagnostic Systems, Inc. See “Patent Licensing Agreement”.

In February 2000, we were granted a patent for: “Device for Determining the Perimeter of the Surface of an Object Being Scanned and for Limiting Reflection from the Object Surface”. The patent was issued under U.S. Patent No. 6,029,077. This particular patent covers the technique for determining the perimeter of the breast, which simplifies the algorithms necessary to produce the image.

In March 2000, we were granted a patent for: “Apparatus And Method for Determining the Perimeter of the Surface of an Object Being Scanned”. The patent was issued under U.S. Patent No. 6,044,288. This patent covers an optical technique to determine the perimeter of a scanned breast. The U.S. Patent No. 6,029,077 described in the previous paragraph covers a different technique to perform the same measurement. Together, these two patents protect the practical techniques that can be used to acquire this information.

In August 2000, we were granted a patent for: “Detector Array for Use in a Laser Imaging Apparatus”. The patent was issued under U.S. Patent No. 6,100,520. This patent describes the several different variations that can be used while scanning the breast without any contact between the breast and the optical components. Unlike the conventional method, this unique feature allows the CTLM® to scan the breast without the use of breast compression.

In October 2000, we were granted a patent for: “Method of Reconstructing an Image Being Scanned”. The patent was issued under U.S. Patent No. 6,130,958. This patent describes the algorithms used to reconstruct images from data acquired from CTLM® scans.

In December 2000, we were granted a patent for: “Detector Array With Variable Gain Amplifiers For Use In A Laser Imaging Apparatus”. The patent was issued under U.S. Patent No. 6,150,649. This patent describes the proprietary electronics used in the CTLM® detector array.

In February 2001, Mr. Richard Grable was granted a patent for “Diagnostic Tomographic Laser Imaging Apparatus”. This patent was issued for his proprietary scanning bed, a unique feature of the CTLM®, and was issued as U.S. Patent No. 6,195,580. The patent allows for a fixed horizontal platform including a top surface with an opening through which the female breast is vertically pendent using a laser beam for the detection of breast abnormalities. See “Patent Licensing Agreement”.

In April 2001, we were granted a patent for: “Detector Array for Use in a Laser Imaging Apparatus”. The patent was issued under Patent No. 6,211,512. The patent allows for several different optics variations while scanning the breast without contact between the breast and the optical components. This feature allows the CTLM® to scan the breast without the use of breast compression.

In January 2002, we announced that we were granted a patent for “Detector Array With Variable Gain Amplifiers for Use in a Laser Imaging Apparatus,” as U.S. Patent No. 6,331,700. This patent protects some of the non-obvious, but essential, design aspects of an optical CT scanner. This patent addresses the solution to the problem of accommodating a huge dynamic range of light intensities emitted from the breast.

In February 2002, we were issued a patent for “Time-Resolved Breast Imaging Device,” as U.S. Patent No. 6,339,216. This patent protects the key electronics of a time-resolved optical CT scanner. It addresses the solution to the problem of simultaneously accommodating a large dynamic range of light intensities emitted from the breast while achieving the necessary temporal resolution.

In May 2003, we were granted a patent for “Medical Optical Imaging Scanner Using Multiple Wavelength Simultaneous Data Acquisition for Breast Imaging,” as U.S. Patent No. 6,571,116.

In October 2003, we were granted a Canadian patent for “Diagnostic Tomographic Laser Imaging Apparatus” as Canadian patent number 2223606. This patent, the Canadian counterpart of U.S. Patent No. 5,692,511, was issued in the name of Richard J. Grable and is exclusively licensed to Imaging Diagnostic Systems, Inc. See “Patent Licensing Agreement”.

In December 2003, we were granted a European patent for “Diagnostic Tomographic Laser Imaging Apparatus” as European patent number 0837649. This patent, the European counterpart of U.S. Patent No. 5,692,511, was issued in the name of Richard J. Grable and is exclusively licensed to Imaging Diagnostic Systems, Inc. See “Patent Licensing Agreement”.

In January 2004, we were granted a patent for “Phantom For Optical And Magnetic Resonance Imaging Quality Control,” as U.S. Patent No. 6,675,035. This invention relates to phantoms for use in optical and magnetic resonance imaging that emulates the optical characteristics of breast tissue that resembles the breast in shape and size, as an integral component of a quality assurance protocol to verify the performance of the medical imaging apparatus being evaluated.

In January 2004, we were granted a patent for “Method For Improving The Accuracy Of Data Obtained In A Laser Imaging Apparatus,” as U.S. Patent No. 6,681,130. This method improves the accuracy of data obtained using a diagnostic medical imaging apparatus that employs a near-infrared laser and array of detectors with variable gain amplifiers that can accommodate the wide dynamic range of signals available from the detectors.

In February 2004, we were granted a patent for “Laser Imaging Apparatus Using Biomedical Markers That Bind To Cancer Cells” as U.S. Patent No. 6,693,287. This patent protects the proprietary method of collecting data while using “biomedical” markers that bind to cancer cells during a CT laser scan to provide a positive identification of the cancer area, to selectively activate the Photo Dynamic Therapy (PDT) drug to destroy the cancer.

In April 2004, we were granted a Canadian Patent for “Laser Imaging Apparatus Using Biomedical Markers That Bind To Cancer Cells” as Canadian Patent No. 2,373,299. This patent broadly covers the optical imaging of fluorescent compounds.

In May 2004, we were granted a patent for “Medical Optical Imaging Scanner Using Multiple Wavelength Simultaneous Data Acquisitions For Breast Imaging” as U.S. Patent No. 6,738,658. This patent protects the concept of differential reconstruction: reconstructing the difference in data before and after an injection of a contrast agent, such as a fluorescent compound.

In June 2004, we were granted a Chinese Patent for “Diagnostic Tomographic Laser Imaging Apparatus” as Chinese Patent No. ZL95197940X. The patent, the Chinese counterpart of U.S. Patent 5,692,511, was issued in the name of Richard J. Grable for a period of 20 years from the date of filing until July 10, 2015, and is exclusively licensed to Imaging Diagnostic Systems, Inc. See “Patent Licensing Agreement”.

In July 2004, we were granted a European patent for “Method For Reconstructing The Image Of An Object Scanned With A Laser Imaging Apparatus” as European patent number 1005286. This patent is the European counterpart of U.S. Patent No. 6,130,958 and protects the algorithms used to reconstruct CTLM images.

In July 2004, we were granted an Australian patent for “Laser Imaging Apparatus Using Biomedical Markers That Bind To Cancer Cells” as Australian patent number 775069. This patent is the Australian counterpart of U.S. Patent No. 5,952,664 and protects the fluorescent imaging application of the CTLM.

In August 2004, we were granted a European Patent for “Apparatus For Determining The Perimeter Of The Surface Of An Object Being Scanned” as European Patent No. 1003419. This is the European equivalent of U.S. Patent No. 6,044,288, which protects a key element in the optical technique used to determine the perimeter of an object being scanned.

In December 2004, we were granted a Hong Kong patent for “Apparatus For Determining The Perimeter Of The Surface Of An Object Being Scanned” as Hong Kong patent number HK1029506. This patent is the Hong Kong counterpart of U.S. Patent No. 6,044,288, which protects a key element in the optical technique used to determine the perimeter of an object being scanned.

In December 2004, we were granted a Hong Kong patent for “Method For Reconstructing The Image Of An Object Scanned With A Laser Imaging Apparatus” as Hong Kong patent number HK1029508. This patent is the Hong Kong counterpart of U.S. Patent No. 6,130,958 and protects the algorithms used to reconstruct CTLM images.

In June 2005, we were granted a European patent for “Laser Imaging Apparatus Using Biomedical Markers That Bind To Cancer Cells” as European patent number 1181511. This patent is the European counterpart of U.S. Patent No. 5,952,664 and protects the fluorescent imaging application of the CTLM.

In September 2006, our patent counsel was notified by the patent examiner that all of the claims of our first patent application of the LILA technology have been allowed.

We intend to file for patents on products, including the CTLM®, for which we believe the cost of obtaining a patent is economically reasonable in relation to the expected protection obtained. There can be no assurances that any patent that we apply for will be issued, or that any patents issued will protect our technology. If the patents we license or obtain are infringed upon, or if we are required to defend any patent infringement cases brought against us that will require substantial capital, the expenditure of which we might not be able to afford.

Patent Licensing Agreement
IDSI was formed in December 1993 for the sole purpose of developing and commercializing Mr. Richard Grable's invention, a CT laser breast-imaging device (the “Mammoscan™”). The Mammoscan™ had already been exhibited at the Radiology Society of North America (“RSNA”) 1989 session and held the promise of a new, emerging technology for the detection of breast abnormalities without compression or ionizing X-rays. This device used a 386 processor that was extremely slow but as processing technology speed increased IDSI’s founders believed that this device would be a major breakthrough in the early detection of breast cancer.

In June 1998, IDSI signed an exclusive patent license agreement with Mr. Grable, which encompasses the technology for the CTLM®. The term of the license is for the life of the Patent (17 years) and any renewals, subject to termination under specific conditions. As consideration for this license, Mr. Grable received 7,000,000 shares of common stock and a royalty based upon a percentage, ranging from 6% to 10%, of the dollar amount earned from each sale before taxes minus the cost of the goods sold and commissions or discounts paid. The royalty provisions do not apply to sales made prior to receipt of the PMA for the CTLM®. In addition, following issuance of the PMA, Mr. Grable would be eligible for minimum royalties of $250,000 per year based on the sales of the products and goods in which the CTLM® patent is used. Mr. Grable’s interests in the patent license agreement passed to his estate in August 2001. Mrs. Richard Grable, our former Chairman and CEO, is the principal beneficiary of Mr. Grable’s estate.

The following table sets forth the Patent licensing royalty structure:

ANNUAL ADJUSTED SALES	PERCENTAGE
$0 to $1,999,999	10%
$2,000,000 to $3,999,999	9%
$4,000,000 to $6,999,999	8%
$7,000,000 to $9,999,99	7%
Greater than $10,000,000	6%

Employees
As of September 2006, we have 40 full-time employees, including our three executive officers. Thirty-five percent of our employees (14) are employed in the areas of scientific, clinical and product research and development. In September 2005, we had 43 full-time employees, of which thirty-three percent (14) were employed in the areas of scientific, clinical and product research and development. The decrease is due to normal business employment variations. Our ability to develop our products and provide our services is dependent upon our recruiting, hiring and retaining qualified technical personnel. To date, we have been able to recruit and retain sufficient qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Item 2.Description of Our Property

Our headquarters facility is located at 6531 N.W. 18th Court, Plantation, Florida. The facilities are owned by us and comprise a 24,000-sq. ft. building with ample space to expand, located on a 5-acre landscaped tract. We believe that our facility is adequate for our current and reasonably foreseeable future needs. We intend to assemble the CTLM® at our facility from hardware components that will be made by vendors to our specifications.

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

For proposal no. 2, the stockholders voted to ratify the Board of Directors’ action of its appointment of Sherb & Co., LLP as independent auditors of the Company for the fiscal year ending June 30, 2006 with the following votes:

FOR 185,495,885	AGAINST 8,708,376	ABSTAIN 702,750

PART II

Item 5.Market for Registrant's Common Equity and Related Stockholder Matters

Our Common Stock is traded on the NASDAQ’s OTC Bulletin Board market under the symbol IMDS. There has been trading in our common stock since September 20, 1994. The following table sets forth, for each of the fiscal periods indicated, the high and low bid prices for the common stock, as reported on the OTC Bulletin Board. These per share quotations reflect inter-dealer prices in the over-the-counter market without real mark-up, markdown, or commissions and may not necessarily represent actual transactions.

QUARTER ENDING	High Bid	Low Bid

FISCAL YEAR 2005
First Quarter	$0.68	$0.27
Second Quarter	$0.50	$0.38
Third Quarter	$0.41	$0.28
Fourth Quarter	$0.295	$0.195

FISCAL YEAR 2006
First Quarter	$0.31	$0.17
Second Quarter	$0.20	$0.121
Third Quarter	$0.19	$0.125
Fourth Quarter	$0.19	$0.129

FISCAL YEAR 2007
First Quarter (through September 12, 2006)	$0.15	$0.113

On September 12, 2006, the closing trade price of the common stock as reported on the OTC Bulletin Board was $.114.  As of such date, there were approximately 2,704 registered holders of record of our common stock.

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

See “Financing/Equity Line of Credit”.

Private Placement of Common Stock

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

On or about September 18, 2003, we entered into a settlement agreement to settle a lawsuit filed by Ladenburg Thalmann & Co. Inc. for alleged breach of an investment-banking contract. Under this settlement we agreed to issue 401,785 shares of our common stock to Ladenburg in exchange for Ladenburg’s dismissal with prejudice of its claims against us. As of the date of the Settlement Agreement the value of the stock was approximately $450,000. We and Ladenburg jointly moved for Court approval of the settlement as fair to Ladenburg so that the delivery of the shares to and the resale of the shares in the United States by Ladenburg may be exempt from registration under Section 3(a)(10) of the Securities Act of 1933. In an order dated October 24, 2003, the Judge ordered and adjudged that the settlement was approved as fair to the party to whom the shares will be issued within the meaning of Section 3(a)(10) and the case was closed. The shares were issued on November 12, 2003.

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

We intend to make sales under the Fifth Private Equity Credit Agreement from time to time in order to raise working capital on an “as needed” basis. Based on our current assessment of our financing needs, we do not expect to draw the full $15,000,000 available under the Fifth Private Equity Credit Agreement. As of the date of this report, under the Fifth Private Equity Credit Agreement we have drawn down $1,500,000 and issued 11,117,722 shares of common stock.

As of the date of this report, since January 2001, we have drawn an aggregate of $36,204,541 in gross proceeds from our equity credit lines with Charlton and have issued 127,087,962 shares as a result of those draws.

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

ITEM 6.SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements"

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2006	June 30, 2005	June 30, 2004	June 30, 2003	June 30, 2002
			(Restated)**	(Restated)*	(Restated)*

Sales	$675,844	$374,952	$733,211	$184,085	$-

Cost of Sales	316,189	166,685	284,682	79,189	-

Gross Profit	359,655	208,267	448,529	104,896	-

Operating Expenses	6,984,057	7,338,806	8,160,982	7,487,696	7,287,348

Operating Loss	(6,624,402)	(7,130,539)	(7,712,453)	(7,382,800)	(7,287,348)

Gain (Loss) on sale of fixed assets	(2,439)	-	(5,669)	11,254	-
Interest income	8,416	5,680	9,305	689	1,031
Other income	21,500	409,962	-	-	-
Interest expense	(565,797)	(598,021)	(694,142)	(987,917)	(711,335)

Net Loss	(7,162,722)	(7,312,918)	(8,402,959)	(8,358,774)	(7,997,652)

Dividends on cumulative Pfd. stock:
From discount at issuance	-	-	-	-	-
Earned	-	-	-	-	-

Net loss applicable to
common shareholders	$(7,162,722)	$(7,312,918)	$(8,402,959)	$(8,358,774)	$(7,997,652)

Net Loss per common share	$(0.03)	$(0.04)	$(0.05)	$(0.06)	$(0.06)
Weighted avg. no. of common shares,
Basic & Diluted	218,846,738	185,636,553	167,982,750	145,150,783	125,746,307

Cash and Cash Equivalents	$1,467,687	$765,523	$554,354	$1,361,507	$194,894
Total Assets	6,250,909	5,608,004	5,683,328	5,943,415	5,915,719
Deficit accumulated during
the development stage	(91,138,737)	(83,976,015)	(76,663,097)	(68,260,138)	(59,901,364)
Stockholders' Equity	5,651,916	4,772,538	4,170,395	4,706,003	3,224,443

* See Notes 2(n) and 8 to the financial statements.
** Revision reflects restatements from prior fiscal years. See Note 3 to the financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the Condensed Financial Statements included elsewhere in this report and the information described under the caption “Risk Factors” below.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. SFAS 123(R) is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

Results of Operations

In the continuing process of commercializing our operations and as part of our transition plan to exit from SFAS 7 reporting as a development stage enterprise, we continue to use the format established for the fiscal year ending June 30, 2005 of our management discussion and analysis of financial condition and results of operations (MD&A) to better disclose and discuss the three most significant categories of expenses, i.e., general and administrative, research and development, and sales and marketing.

For the fiscal year ending June 30, 2005 we also expanded our discussion of health insurance and worker’s compensation insurance so that they fell into compensation and related benefits for one of the three expense categories, where previously they were included under insurance costs. For the fiscal year ending June 30, 2006, we expanded our compensation and related benefits disclosure to include the non-cash compensation related to the expensing of stock options in the three expense categories.

Twelve Months Ended June 30, 2006 and June 30, 2005

SALES AND COST OF SALES
Revenues during the year ended June 30, 2006, were $675,844 representing an increase of $300,892 or 80% from $374,952 during the year ended June 30, 2005. The Cost of Sales during the year ended June 30, 2006, was $316,189 representing an increase of $149,504 or 90% from $166,685 during the year ended June 30, 2005. The increase in revenues is a result of selling five CTLM® Systems compared to three CTLM® System during the year ended June 30, 2005.

We previously reported the sale of five CTLM® systems and revenue of $671,750 in our first quarter ending September 30, 2005. During the fourth quarter we reversed one sale made to a distributor in the Middle East because payments were not made in accordance with the contract schedule. We therefore reversed the $120,000 sale and recorded the initial $10,000 down payment to customer deposits. We believe the distributor will begin to make payments in fiscal year 2007.

GENERAL AND ADMINISTRATIVE

Our general and administrative expenses include compensation and related benefits for employees in administration, finance, human resources and information technology. Also included are travel/subsistence related to general and administrative activities; property and casualty insurance; directors’ and officers’ liability insurance; professional fees associated with our corporate and securities attorneys and independent auditors; patent maintenance; corporate governance expenses; stockholder expenses; consulting; utilities; maintenance; telephones; office supplies and sales and property taxes.

General and administrative expenses during the year ended June 30, 2006, were $3,366,426 representing an increase of $351,626 or 12% from $3,014,800 during the year ended June 30, 2005. Compensation and related benefits comprised $2,228,994 (66%) and $1,846,825 (61%), respectively, representing an increase of $382,169 or 21% primarily due to recording non-cash compensation related to expensing stock options of $481,556 although cash compensation decreased $99,387.

The general and administrative increase of $351,626 is due primarily to increases in compensation and related benefits of $382,169, an increase in proxy service expenses of $80,264 due to costs for our annual report and an increase of $28,447 in accounting fees primarily due to the SOX-Internal Control audit. The net total increase takes into account decreases from lower board meeting expenses of $34,415 due to fewer director workshop days; $19,062 in manufacturing expense; $14,867 in quality assurance expense; $14,243 in general corporate travel; $11,807 in maintenance and repairs; $20,046 in telephone expenses; $12,389 in relocation expenses; $9,458 in corporate legal fees, and $5,968 in legal expenses.

We do not expect a material increase in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

RESEARCH AND DEVELOPMENT

We incur research and development expenses to develop significant enhancements to our sole product, the CTLM®. These expenses consist primarily of compensation and related benefits; clinical, legal and consulting fees associated with our PMA application; costs of materials and components we use to make product enhancements; new product research; professional fees associated with the research and applications for new patents; and the costs associated with the travel/subsistence, shipping, training, installing and servicing clinical collaboration sites.

Research and development expenses during the year ended June 30, 2006, were $2,046,688 representing a decrease of $506,879 or 20% from $2,553,567 during the year ended June 30, 2005. Compensation and related benefits comprised $1,470,539 (72%) and $1,525,531 (60%), respectively, representing a decrease of $54,992 or 4%. The decrease of $54,992 was due to the recording of non-cash compensation related to the expensing of stock options of $125,423 combined with lower cash compensation of $180,415.

The decrease of $506,879 was due primarily to the decreases of $54,992 in research and development compensation and related benefits; $329,619 in clinical expenses; $79,493 in research and development expenses due to the completion of several on-going projects; $48,659 in legal patent expenses; and $2,271 in travel expenses combined with an $8,821 increase in consulting expenses.

Clinical expenses during the year ended June 30, 2006, were $115,703 representing a decrease of $329,619 or 74% from $445,322 as a result of higher activity in the prior year.

We expect a significant increase in our research and development expenses during the fiscal year ending June 30, 2007 due to increased costs associated with conducting clinical trials in the United States required for our PMA application. We also expect our consulting expenses and professional fees to increase due to the costs associated with our PMA application. See Item 1. Our Business - “Clinical Collaboration Sites Update”

SALES AND MARKETING

Our sales and marketing expenses consist primarily of compensation and related benefits for employees in the areas of sales, marketing, sales support and sales administration. Also included are the expenses associated with advertising and promotion; trade shows; conferences; promotional and training costs related to marketing the CTLM®; commissions; travel/subsistence; consulting; certification expenses; and product liability insurance.

Sales and marketing expenses during the year ended June 30, 2006, were $1,210,917 representing an increase of $127,211 or 12% from $1,083,706 during the year ended June 30, 2005. Compensation and related benefits comprised $429,568 (35%) and $347,657 (32%), respectively, representing an increase of $81,911 or 24%. The increase of $81,911 was due to the recording of non-cash compensation related to the expensing of stock options of $25,578 combined with an increase of cash compensation of $56,333.

The sales and marketing increase of $127,211 was due primarily to increases of $81,911 in compensation and related benefits; $26,809 in regulatory expenses; $7,500 in relocation expenses; $6,615 in consulting expense; and

$40,000 in bad debt expense (See Note 2c, Allowance for Doubtful Accounts), combined with decreases of $19,879 in advertising and promotion and $27,877 in trade show expense.

We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program. We are in the process of expanding our sales and marketing department and have opened a representative office in Beijing, China to support sales and service for our distribution network.

AGGREGATED OPERATING EXPENSES

The following discussion explains the sum of significant expenses that are included in our three most significant categories of expenses, i.e., general and administrative, research and development, and sales and marketing. Also included are inventory valuation adjustments and depreciation and amortization.

Total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) during the year ended June 30, 2006, were $6,984,057 representing a decrease of $354,749 or 5% from $7,338,806 when compared to the operating expenses during the year ended June 30, 2005.

Compensation and related benefits during the year ended June 30, 2006, were $4,129,100 representing an increase of $409,087 or 11% from $3,720,013 during the year ended June 30, 2005. The increase of $409,087 was due to the recording of non-cash compensation related to the expensing of stock options of $632,558 combined with a decrease of cash compensation of $223,471.

Inventory valuation adjustments during the year ended June 30, 2006, were $184,219 representing a decrease of $314,975 or 63% from $499,194 during the year ended June 30, 2005. The decrease is due to a reduction in write-downs of components that are obsolete and are no longer used in the manufacturing of the CTLM®. See “Critical Accounting Policy - Inventory”.

Depreciation and amortization during the year ended June 30, 2006, were $175,807 representing a decrease of $11,732 or 6% from $187,539 during the year ended June 30, 2005.

Interest expense during the fiscal year ended June 30, 2006, was $565,797 representing a decrease of $32,224 or 5% from $598,021 during the year ended June 30, 2005. The decrease is due primarily to the dollar amount of the draws and the recording of the 7% discount on our equity credit line as interest with Charlton Avenue, LLC (“Charlton”). See Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters - “Financing/Equity Line of Credit”

We recorded other income of $21,500 as a result of the extinguishment of debt from a loan and related accrued interest payable as of June 30, 2006. See Notes to the Financial Statements, Note 10 “Short-Term Debt”.

Twelve Months Ended June 30, 2005 and June 30, 2004

SALES AND COST OF SALES
Revenues during the year ended June 30, 2005, were $374,952 representing a decrease of $358,259 or 49% from $733,211 during the year ended June 30, 2004. The Cost of Sales during the year ended June 30, 2005, was $166,685 representing a decrease of $117,997 or 41% from $284,682 during the year ended June 30, 2004. The decrease in revenues was a result of selling three CTLM® Systems with a lower average selling price compared to four CTLM® System during the year ended June 30, 2004.

GENERAL AND ADMINISTRATIVE

Our general and administrative expenses include compensation and related benefits for employees in the areas of administration, finance, human resources and information technology. Also included are travel/subsistence related to general and administrative activities; property and casualty insurance; directors’ and officers’ liability insurance; professional fees associated with our corporate and securities attorneys and independent auditors; maintenance of our current patents; corporate governance expenses; stockholder expenses; consulting; utilities; maintenance; telephones; office supplies and sales and property taxes.

General and administrative expenses during the year ended June 30, 2005, were $3,014,800 representing a decrease of $3,434,959 or 53% from $6,449,759 during the year ended June 30, 2004. Of the $3,014,800 and $6,449,759, compensation and related benefits comprised $1,846,825 (61%) and $3,461,852 (54%), respectively.

The decrease of $3,434,959 was due primarily to the reclassification of $1,873,188 in compensation and related benefits, $316,436 in travel and subsistence, $148,221 in consulting and $185,388 in professional fees to the appropriate research and development and sales and marketing expense categories.

We do not expect a material increase in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

RESEARCH AND DEVELOPMENT

We incur research and development expenses to develop significant enhancements to our sole product, the CTLM®. These expenses consist primarily of compensation and related benefits; clinical, legal and consulting fees associated with our PMA application; costs associated with materials and components we use to make product enhancements to the CTLM®; materials and components for new product research; professional fees associated with the research and applications for new patents; and the costs associated with the travel/subsistence, shipping, training, installing and servicing of our clinical collaboration sites.

Research and development expenses during the year ended June 30, 2005, were $2,553,567 representing an increase of $2,015,848 or 375% from $537,719 during the year ended June 30, 2004. Of the $2,553,567 and $537,719, compensation and related benefits comprised $1,525,531 (60%) and $374,437 (70%), respectively.

The increase of $2,015,848 was due primarily to the reclassification of $1,525,531 in compensation and related benefits, $64,495 in travel and subsistence, $101,862 in consulting, and $185,388 in outside legal services from the general and administrative expense category.

Clinical expenses during the year ended June 30, 2005, were $445,322 representing an increase of $393,676 or 762% from $51,676 as a result of PMA study expenses during the fiscal year ended June 30, 2005.

We expect a significant increase in our research and development expenses because of the costs associated with conducting clinical trials in the United States required for our PMA application. We also expect our consulting expenses and professional fees to increase due to the costs associated with the preparation and submission of our PMA application to the FDA at the conclusion of the U.S. clinical trials. See Item 1. Our Business - “Clinical Collaboration Sites Update”

SALES AND MARKETING

Our sales and marketing expenses consist primarily of compensation and related benefits for employees in the areas of sales, marketing, sales support and sales administration. Also included are the expenses associated with advertising and promotion; trade shows; conferences; promotional and training costs related to marketing the CTLM®; commissions; travel/subsistence; consulting; certification expenses; and product liability insurance.

Sales and marketing expenses during the year ended June 30, 2005, were $1,083,706 representing an increase of $672,427 or 164% from $411,279 during the year ended June 30, 2004. Of the $1,083,706 and $411,279, compensation and related benefits comprised $347,657 (32%) and $0 (0%), respectively.

The increase of $672,427 was due primarily to the reclassification of $347,657 in compensation and related benefits, and $251,941 in travel and subsistence, and $46,359 in consulting expenses from the general and administrative expense category.

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

AGGREGATED OPERATING EXPENSES

The following discussion explains the sum of significant expenses that are included in our three most significant categories of expenses, i.e., general and administrative, research and development, and sales and marketing. Also included are inventory valuation adjustments and depreciation and amortization.

Total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) during the year ended June 30, 2005, were $7,338,806 representing a decrease of $822,176 or 11% from $8,160,982 when compared to the operating expenses during the year ended June 30, 2004.

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

Clinical expenses during the year ended June 30, 2005, were $445,322 representing an increase of $393,676 or 762% from $51,676 as a result of PMA study expenses during the fiscal year ended June 30, 2005. We expect a significant increase in the fiscal year ending June 30, 2006 due to the costs associated with conducting clinical trials in the United States required for our PMA application. See Item 1. Our Business - “Clinical Collaboration Sites Update”

Travel and subsistence costs during the year ended June 30, 2005, were $346,872 representing an increase of $22,633 or 7% from $324,239 during the year ended June 30, 2004. This increase was primarily due to additional travel costs associated with domestic and international trade shows and the development of our distributor network.

Inventory valuation adjustments during the year ended June 30, 2005, were $499,194 representing a decrease of $87,316 or 15% from $586,510 during the year ended June 30, 2004. The decrease is due to a reduction in write-downs of obsolete lasers and other components that are no longer used in the manufacturing of the CTLM®. See “Critical Accounting Policy - Inventory”.

Depreciation and amortization during the year ended June 30, 2005, were $187,539 representing an increase of $11,824 or 7% from $175,715 during the year ended June 30, 2004.

Interest expense during the fiscal year ended June 30, 2005, was $598,021 representing a decrease of $96,121 or 14% from the corresponding period for 2004. The decrease is due primarily to the amount of the draws and the recording of the 7% and 9% discounts on our equity credit line as interest with Charlton Avenue, LLC (“Charlton”). See Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters - “Financing/Equity Line of Credit”

We have recorded other income of $409,962 as a result of the extinguishment of debt from a loan and related accrued interest payable as of June 30, 2005. See Notes to the Financial Statements, Note 10 “Short-Term Debt”.

Balance Sheet Data
We have financed our operations since inception by the issuance of equity securities with aggregate net proceeds of approximately $60,717,650 and through loan transactions in the aggregate net amount of $2,595,029. Furthermore, we issued equity securities for the conversion of all outstanding convertible debentures in the aggregate net amount of $3,240,000.

Our combined cash and cash equivalents totaled $1,467,687 at June 30, 2006. We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to obtain the PMA, the expected costs of commercializing our initial product, the CTLM®, and the time required for homologations from certain countries.

Our inventory, which consists of raw materials, work in process (including completed units under testing), finished goods less Inventory Reserve, totaled $1,891,904 at June 30, 2006 and $2,020,498 at June 30, 2005. Raw materials used for research and development or other purposes are expensed and not included in inventory. This decrease is primarily due to the recording of Inventory Reserve and an inventory valuation adjustment of $184,219 recorded during the year. We expect to recover our investment because the CTLM® represents a new technology for imaging the breast using a laser beam instead of ionizing x-ray to produce three dimensional images. We expect over time that the CTLM® will gain worldwide acceptance in the medical community because its basis in science is Computed Tomography. See Note 6 “Inventories”.

Our property and equipment, net, totaled $2,035,183 at June 30, 2006 and $2,166,920 at June 30, 2005. This decrease is due primarily to depreciation.

Our Intangible assets (formerly “Other assets”) totaled $307,588 at June 30, 2006 compared to $341,765 at June 30, 2005. This decrease is due to the amortization of a patent licensing agreement.

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

We have financed our operating and research and development activities through several Regulation S and Regulation D private placement transactions. Net cash used for operating and product development expenses during fiscal 2006 was $6,122,031 primarily due to our purchase of additional materials to continue the manufacture of

CTLM® Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law compared to net cash used by operating activities and product development of the CTLM® and related software development of $6,972,965 in fiscal 2005. At June 30, 2006, we had working capital of $3,309,145 compared to working capital of $2,263,853 at June 30, 2005.

If and when we receive a PMA from the FDA, which cannot be assured, we believe that, based on our current business plan approximately $5 million will be required above and beyond normal operating expenses over the next year to complete all necessary stages in order for us to market the CTLM® in the United States and foreign countries. The $5 million will be used to purchase inventory, sub-contracted components, tooling and manufacturing templates and pay non-recurring engineering costs associated with preparation for full capacity manufacturing and assembly and marketing, advertising and promotion, training, ongoing regulatory expenses, and other costs associated with product launch. If the need should arise for capital in excess of the Fifth Private Equity Credit Agreement or if the Fifth Private Equity Credit Agreement is unavailable due to the price of our common stock, our inability to comply with the registration provision, Charlton’s breach of its agreement, or any other reason, we may be forced to seek additional funding through public or private financing, collaboration, licensing and other arrangements with corporate partners. See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters/Financing/Equity Line of Credit.”

During fiscal 2006, we raised a total of $6,844,171 less expenses through Regulation D transactions. We do not expect to generate a positive internal cash flow for at least the next 12 months due to our need to obtain the PMA, the expected costs of commercializing our initial product, the CTLM®, and the expense of our continuing product development program. We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program. Accordingly, we are utilizing the Fifth Private Equity Credit Agreement to raise the funds required through the end of fiscal year 2007 and thereafter in order to continue operations. In the event that we are unable to utilize the Fifth Private Equity Credit Agreement, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

We now have issued and outstanding 247,676,633 shares of common stock out of 300,000,000 authorized shares. In addition, we have reserved approximately 16,500,000 shares to cover outstanding options. Therefore, given our ongoing need to issue substantial amounts of new shares to raise capital to continue operations under our Fifth Private Equity Credit Agreement with Charlton, we plan to seek shareholder approval of an amendment to our articles of incorporation to increase our authorized common stock from 300 million to 450 million shares at our Annual Meeting of Stockholders to be held on or about November 8, 2006. There can be no assurance that our shareholders will approve such an increase. If they do not, then we will have to seek alternative sources of funding, which may not be available on commercially reasonable terms. Consequently, a failure to obtain such shareholder approval could have a material adverse impact on IDSI.

We had anticipated that revenues would have been a significant source of cash by the date of this report, but commercialization has been slower than expected, which we believe has depressed our stock price. In order to continue operations we will require additional authorized shares for funding IDSI in its normal course of business and to provide a reasonable strategic reserve through the use of our Fifth Private Equity Credit Agreement.

Capital expenditures for the fiscal 2006 were $20,079 as compared to $23,641 for the prior year. These expenditures were related to the purchases of computer and other equipment, office, warehouse and manufacturing fixtures and computer software. We anticipate that our capital expenditures for fiscal 2007 will be approximately $115,000.

During the year ending June 30, 2006, there were no changes in our existing debt agreements and we had no outstanding bank loans as of June 30, 2006. Our annual fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are approximately $6.8 million, as of the date of this report, and are likely to increase as additional agreements are entered into and additional personnel are retained. We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs, which are presently estimated at an aggregate of approximately $750,000 per month. The foregoing projections are subject to many conditions most of which are beyond our control. Our future capital requirements will depend on many factors, including the following: the progress of our product development projects, the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in our existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish; and the development of commercialization activities and arrangements.

We do not expect to generate a positive internal cash flow for at least 12 months as substantial costs and expenses continue due principally to the international commercialization of the CTLM®, activities related to our FDA PMA process, and advanced product development activities. We intend to use the Fifth Private Equity Credit Agreement as our principal source of additional capital. No assurances, however, can be given that this financing or any necessary future financing will be available or, if available, that it will be obtained on terms satisfactory to us. Our ability to effectuate our business plan and continue operations is dependent on our ability to raise capital, structure a profitable business, and generate revenues. If our working capital were insufficient to fund our operations, we would have to explore additional sources of financing. We plan to continue our policy of investing excess funds, if any, in a High Performance Money Market account at Wachovia Bank N.A.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K and certain information incorporated by reference contains “forward-looking statements” within the meaning of the federal securities laws and use terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements. These forward-looking statements include, among others, statements relating to our business strategy, which is based upon our interpretation and analysis of trends in the healthcare treatment industry, especially those related to the diagnosis and treatment of breast cancer, and upon management’s ability to successfully develop and commercialize its principal product, the CTLM®. This strategy assumes that the CTLM® will provide benefits, from both a medical and an economic perspective, to alternative techniques for diagnosing and managing breast cancer. Factors that could cause actual results to materially differ include, without limitation, the timely and successful completion of our U.S. Food and Drug Administration (“FDA”) pre-market approval (“PMA”) clinical trials; the timely and successful submission of our PMA application to the FDA; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing utilizing our Private Equity Credit Agreement or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future. There are also many known and unknown risks, uncertainties and other factors, including, but not limited to, technological changes and competition from new diagnostic equipment and techniques, changes in general economic conditions, healthcare reform initiatives, legal claims, regulatory changes and risk factors detailed from time to time in our Securities and Exchange Commission filings that may cause these assumptions to prove incorrect and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described above or elsewhere in this annual report. All forward-looking statements and risk factors included in this document are made as of the date of this report based on information available to us as of the date of this report, and we assume no obligation to update any forward-looking statements or risk factors. You are cautioned not to place undue reliance on these forward-looking statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks associated with our business

We must comply with extensive government regulation and have no assurance of regulatory approvals or clearances, which could cause us to cut back or cease operations.

A delay or inability to obtain any necessary United States, state or foreign regulatory clearances or approvals for our products would prevent us from selling the CTLM® system in the U.S. and other countries.

In the United States, the CTLM® is regulated as a medical device and is subject to the FDA's pre-market clearance or approval requirements. To obtain FDA approval of an application for pre-market approval of a diagnostic tool such as the CTLM®, the pre-market approval application must demonstrate based on statistically significant results from extensive clinical studies, that the subject device is safe and has clinical utility, meaning that as a diagnostic tool it provides information that measurably contributes to a diagnosis or management of a disease or condition. We rely on outside FDA consultants to assist us in obtaining the PMA from the FDA.

In addition, sales of medical devices outside the United States may be subject to international regulatory requirements that vary from country to country. The time required to gain approval for international sales may be longer or shorter than required for FDA approval and the requirements may differ.

Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the CTLM® may be marketed. In addition, to obtain these approvals, the FDA and certain foreign regulatory authorities may impose numerous other requirements which medical device manufacturers must comply with. Product approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.

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

There can be no assurance that we will be able to obtain or maintain the following:

•	FDA approval of a pre-market approval application for the CTLM®,
•	foreign marketing clearances for the CTLM® or regulatory approvals or clearances for other products that we may develop, on a timely basis, or at all,
•	timely receipt of approvals or clearances,
•	continued approval or clearance of previously obtained approvals and clearances, and
•	compliance with existing or future regulatory requirements.

If we do not obtain or maintain any of the above-mentioned standards, there may be material adverse effects on our business, financial condition and results of operations.

We may not be able to develop other products that are currently in the early stages of development due to our need for additional capital.

Due to our need for additional capital, products other than the CTLM® device are at early stages of development. There can be no assurance that any of our proposed products, including the CTLM®, will:

•	be found to be safe and effective,
•	meet applicable regulatory standards or receive necessary regulatory clearance,
•	be safe and effective, developed into commercial products, manufactured on a large scale or be economical to market, or
•	achieve or sustain market acceptance.

Therefore, there is substantial risk that our product development and commercialization efforts will prove to be unsuccessful.

We depend on market acceptance to sell our products, which have not been proven, and a lack of acceptance of the CTLM® could cause our business to fail.

There can be no assurance that physicians or the medical community in general will accept and utilize the CTLM® or any other products that we develop. The extent and rate the CTLM® achieves market acceptance and penetration will depend on many variables, including, but not limited to the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the CTLM® and the advantages of the CTLM® over existing technology and cancer detection methods.

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

We believe that there are a number of suppliers for most of the components and subassemblies required for the CTLM®; however, components for our laser system are provided by one supplier. Although these components are provided by a limited number of other suppliers, we believe our laser supplier and their products are the most reliable. We have no agreement with our laser supplier and purchase the laser components on an as-needed basis. For certain services and components, we currently rely on single suppliers. If we encounter delays or difficulties with our third-party suppliers in producing, packaging, or distributing components of the CTLM® device, market introduction and subsequent sales would be adversely affected.

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

We will have to expand our CTLM® manufacturing and assembly capabilities and contract for the manufacture of the CTLM® components in volumes that will be necessary for us to achieve significant commercial sales in the event we begin substantial foreign sales and/or obtain regulatory approval to market our products in the United States. We have limited experience in the manufacture of medical products for clinical trials or commercial purposes. Should we continue to manufacture our products at our facility, our manufacturing facilities would continue to be subject to the full range of the FDA's current quality system regulations. In addition, there can be no assurance that our manufacturing efforts will be successful or cost-effective.

We depend on third parties who may not be in compliance with the FDA's quality system regulations which may delay the approval or decrease the sales of the CTLM®.

We have used and do use third parties to manufacture and deliver the components of the CTLM® and intend to continue to use third parties to manufacture and deliver these components and other products we may develop. There can be no assurance that the third-party manufacturers we depend on for the manufacturing of CTLM® components will be in compliance with the quality system regulations (QSR) at the time of the pre-approval inspection or will maintain compliance afterwards. This failure could significantly delay FDA approval of the pre-market approval application for the CTLM® device.

We will rely on international sales and may be subject to risks associated with international commerce.

We have commenced international sales efforts for the CTLM® in Europe, Asia, South America and the Middle East. Until we receive pre-market approval from the FDA to market the CTLM® in the United States, our revenues, if any, will be derived from sales to international distributors. A significant portion of our revenues may be subject to the risks associated with international sales, including:

•	economical and political instability,
•	shipping delays,
•	fluctuation of foreign currency exchange rates,
•	foreign regulatory requirements, and
•	various trade restrictions, all of which could have a significant impact on our ability to deliver products on a timely basis.

Significant increases in the level of customs duties, export quotas or other trade restrictions could have a material adverse effect on our business, financial condition and results of operations. The regulation of medical devices in foreign countries continues to develop, and there can be no assurance that new laws or regulations will not have an adverse effect on us. While we attempt to minimize the risk of doing business with distributors in countries which are having difficult financial times by requesting payment via an irrevocable letter of credit (“L/C”) drawn on a

United States bank prior to shipment of the CTLM®, it is not always possible to obtain an L/C from our distributor. In these cases we must seek alternative payment arrangements which include third-party financing, leasing or extending payment terms to our distributors.

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

In the United States, suppliers of health care products and services are greatly affected by Medicare, Medicaid and other government insurance programs, as well as by private insurance reimbursement programs. Third-party payers (Medicare, Medicaid, private health insurance companies, and other organizations) may affect the pricing or relative attractiveness of our products by regulating the level of reimbursement provided by these payers to the physicians, clinics and imaging centers utilizing the CTLM® or any other products that we may develop, by refusing reimbursement. The level of reimbursement, if any, may impact the market acceptance and pricing of our products, including the CTLM®. Failure to obtain favorable rates of third-party reimbursement could discourage the purchase and use of the CTLM® as a diagnostic device.

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

Several states and the United States government are investigating a variety of alternatives to reform the health care delivery system. These reform efforts include proposals to limit and further reduce and control health care spending on health care items and services, limit coverage for new technology and limit or control the price health care providers and drug and device manufacturers may charge for their services and products, respectively. If adopted and implemented, these reforms could cause our healthcare providers to limit or not use the CTLM® systems.

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

Item 8.Financial Statements

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	39

Financial Statements

Balance Sheets	41

Statements of Operations	42

Statements of Stockholders’ Equity	43

Statements of Cash Flows	53

Notes to Financial Statements	55

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors and
Stockholders of Imaging Diagnostic Systems, Inc.

We have audited the accompanying balance sheet of Imaging Diagnostic Systems, Inc. (A Development Stage Enterprise) as of June 30, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2006 and for the period December 10, 1993 (date of inception) to June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period December 10, 1993 (date of inception) to June 30, 2006 reflect total revenues and a net loss $1,968,092 and $84,290,978, respectively of the cumulative totals. The other auditors’ report has been furnished to us and our opinion, insofar as it relates to amounts included for such period, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2006, and the results of its operations and cash flows for the year then ended June 30, 2006 and for the period December 10, 1993 (date of inception) to June 30, 2006 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that Imaging Diagnostic Systems, Inc. will continue as a going concern. As more fully described in Note 5, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The accompanying financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Imaging Diagnostic Systems, Inc.’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 21, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/  SHERB & CO, LLP

Certified Public Accountants

Boca Raton, Florida
August 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Imaging Diagnostic Systems, Inc.

We have audited the accompanying balance sheet of Imaging Diagnostic Systems, Inc. (a Development Stage Company) as of June 30, 2005, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2005 and 2004 and for the period December 10, 1993 (date of inception) to June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imaging Diagnostic Systems, Inc. (a Development Stage Company), as of June 30, 2005 and the results of its operations and its cash flows for the years ended June 30, 2005 and 2004 and for the period December 10, 1993 (date of inception) to June 30, 2005 in conformity with United States generally accepted accounting principles.

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

/s/   Margolies, Fink and Wichrowski

Certified Public Accountants
Pompano Beach, Florida
August 22, 2005

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Balance Sheets

June 30, 2006 and 2005

ASSETS
	2006	2005

Current assets:
Cash and cash equivalents	$1,467,687	$765,523
Accounts receivable, net of allowances for doubtful accounts
of $40,000 and $0, respectively	432,084	264,535
Loans receivable	73,617	14,576
Inventories, net of reserve of $108,000 and $0, respectively	1,891,904	2,020,498
Prepaid expenses	42,846	34,187

Total current assets	3,908,138	3,099,319

Property and equipment, net	2,035,183	2,166,920
Intangible assets, net	307,588	341,765

Total assets	$6,250,909	$5,608,004

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$558,993	$783,966
Customer deposits	40,000	30,000
Short term debt	-	21,500

Total current liabilities	598,993	835,466

Commitments and contingencies	-	-

Stockholders equity:
Common stock, no par value; authorized 300,000,000 shares,
issued 247,676,633 and 199,900,569 shares, respectively	94,560,316	87,150,773
Additional paid-in capital	2,230,337	1,597,780
Deficit accumulated during the development stage	(91,138,737)	(83,976,015)

Total stockholders' equity	5,651,916	4,772,538

Total liabilities and stockholders' equity	$6,250,909	$5,608,004

See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Operations
				From Inception
				(December 10,
	Year Ended	Year Ended	Year Ended	1993) to
	June 30, 2006	June 30, 2005	June 30, 2004	June 30, 2006
			(Restated)*	(Restated)*

Net Sales	$675,844	$374,952	$733,211	$1,968,092
Cost of Sales	316,189	166,685	284,682	846,745

Gross Profit	359,655	208,267	448,529	1,121,347

Operating Expenses:
General and administrative	3,366,426	3,014,800	6,449,759	46,953,170
Research and development	2,046,688	2,553,567	537,719	16,297,535
Sales and marketing	1,210,917	1,083,706	411,279	5,738,197
Inventory valuation adjustments	184,219	499,194	586,510	3,918,414
Depreciation and amortization	175,807	187,539	175,715	2,596,915
Amortization of deferred compensation	-	-	-	4,064,250

Total Operating Expenses	6,984,057	7,338,806	8,160,982	79,568,481

Operating Loss	(6,624,402)	(7,130,539)	(7,712,453)	(78,447,134)

Gain (Loss) on sale of fixed assets	(2,439)	-	(5,669)	3,146
Interest income	8,416	5,680	9,305	282,933
Other income	21,500	409,962	-	431,462
Interest expense	(565,797)	(598,021)	(694,142)	(6,561,384)

Net Loss	(7,162,722)	(7,312,918)	(8,402,959)	(84,290,977)

Dividends on cumulative preferred stock:
From discount at issuance	-	-	-	(5,402,713)
Earned	-	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(7,162,722)	$(7,312,918)	$(8,402,959)	$(91,138,737)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.04)	$(0.05)	$(0.96)

Weighted average number of
common shares outstanding:
Basic and diluted	218,846,738	185,636,553	167,982,750	94,913,927

* See Notes 2(n) and 8

See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity

From December 10, 1993 (date of inception) to June 30, 2006
						Deficit
						Accumulated
	Preferred Stock (**)		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at December 10, 1993 (date of inception)	0	$-	0	$-	$-	$-	$-	$-	$-

Issuance of common stock, restated for reverse
stock split	-	-	510,000	50,000	-	-	-	-	50,000

Acquisition of public shell	-	-	178,752	-	-	-		-	-

Net issuance of additional shares of stock	-	-	15,342,520	16,451	-	-		-	16,451

Common stock sold	-	-	36,500	36,500	-	-		-	36,500

Net loss	-		-	-	-	(66,951)		-	(66,951)

Balance at June 30, 1994	-	-	16,067,772	102,951	-	(66,951)	-	-	36,000

Common stock sold	-	-	1,980,791	1,566,595	-	-	(523,118)	-	1,043,477

Common stock issued in exchange for services	-	-	115,650	102,942	-	-	-	-	102,942

Common stock issued with employment agreements	-	-	75,000	78,750	-	-	-	-	78,750

Common stock issued for compensation	-	-	377,500	151,000	-	-	-	-	151,000

Stock options granted	-	-	-	-	622,500	-	-	(622,500)	-

Amortization of deferred compentsation	-	-	-	-	-	-	-	114,375	114,375

Forgiveness of officers' compensation	-	-	-	-	50,333	-	-	-	50,333

Net loss	-	-	-	-	-	(1,086,436)	-	-	(1,086,436)

Balance at June 30, 1995	-	-	18,616,713	2,002,238	672,833	(1,153,387)	(523,118)	(508,125)	490,441

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2006
						Deficit
						Accumulated
	Preferred Stock (**)		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at June 30, 1995	-	-	18,616,713	2,002,238	672,833	(1,153,387)	(523,118)	(508,125)	490,441

Preferred stock sold, including dividends	4,000	3,600,000	-	-	1,335,474	(1,335,474)	-	-	3,600,000

Common stock sold	-	-	700,471	1,561,110	-	-	-	-	1,561,110

Cancellation of stock subscription	-	-	(410,500)	(405,130)	-	-	405,130	-	-

Common stock issued in exchange for services	-	-	2,503,789	4,257,320	-	-	-	-	4,257,320

Common stock issued with exercise of stock options	-	-	191,500	104,375	-	-	(4,375)	-	100,000

Common stock issued with exercise of options
for compensation	-	-	996,400	567,164	-	-	-	-	567,164

Conversion of preferred stock to common stock	(1,600)	(1,440,000)	420,662	1,974,190	(534,190)	-	-	-	-

Common stock issued as payment of preferred
stock dividends	-	-	4,754	14,629	-	(14,629)	-	-	-

Dividends accrued on preferred stock not
yet converted	-	-	-	-	-	(33,216)	-	-	(33,216)

Collection of stock subscriptions	-	-	-	-	-	-	103,679	-	103,679

Amortization of deferred compentsation	-	-	-	-	-	-	-	232,500	232,500

Forgiveness of officers' compensation	-	-	-	-	100,667	-	-	-	100,667

Net loss (restated)	-	-	-	-	-	(6,933,310)	-	-	(6,933,310)

Balance at June 30, 1996 (restated)	2,400	2,160,000	23,023,789	10,075,896	1,574,784	(9,470,016)	(18,684)	(275,625)	4,046,355
See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2006
						Deficit
						Accumulated
	Preferred Stock (**)		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at June 30, 1996 (restated)	2,400	2,160,000	23,023,789	10,075,896	1,574,784	(9,470,016)	(18,684)	(275,625)	4,046,355

Preferred stock sold, including dividends	450	4,500,000	-	-	998,120	(998,120)	-	-	4,500,000

Conversion of preferred stock to common stock	(2,400)	(2,160,000)	1,061,202	2,961,284	(801,284)	-	-	-	-

Common stock issued in exchange for services	-	-	234,200	650,129	-	-	-	-	650,129

Common stock issued for compensation	-	-	353,200	918,364	-	-	-	-	918,364

Common stock issued with exercise of stock options	-	-	361,933	1,136,953	-	-	(33,750)	-	1,103,203

Common stock issued to employee	-	-	(150,000)	(52,500)	-	-	-	-	(52,500)

Common stock issued as payment of preferred
stock dividends	-	-	20,760	49,603	-	(16,387)	-	-	33,216

Dividends accrued on preferred stock not
yet converted	-	-	-	-	-	(168,288)	-	-	(168,288)

Stock options granted	-	-	-	-	1,891,500	-	-	(1,891,500)	-

Collection of stock subscriptions	-	-	-	-	-	-	16,875	-	16,875

Amortization of deferred compentsation	-	-	-	-	-	-	-	788,000	788,000

Net loss (restated)	-	-	-	-	-	(7,646,119)	-	-	(7,646,119)

Balance at June 30, 1997 (restated)	450	4,500,000	24,905,084	15,739,729	3,663,120	(18,298,930)	(35,559)	(1,379,125)	4,189,235

See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2006
						Deficit
						Accumulated
	Preferred Stock (**)		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development		Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage		Receivable	Compensation	Total

Balance at June 30, 1997 (restated)	450	4,500,000	24,905,084	15,739,729	3,663,120	(18,298,930)		(35,559)	(1,379,125)	4,189,235

Preferred stock sold, including dividends
and placement fees	501	5,010,000	-	-	1,290,515	(1,741,015)		-	-	4,559,500

Conversion of preferred stock to common stock	(340)	(3,400,000)	6,502,448	4,644,307	(1,210,414)	-		-	-	33,893

Common stock sold	-	-	500,000	200,000	-	-		-	-	200,000

Common stock issued in exchange for services	-	-	956,000	1,419,130	-	-		-	-	1,419,130

Common stock issued for compensation	-	-	64,300	54,408	-	-		-	-	54,408

Common stock issued with exercise of stock options	-	-	65,712	22,999	-	-		-	-	22,999

Common stock issued in exchange for
licensing agreement	-	-	3,500,000	1,890,000	(3,199,000)	-		-	-	(1,309,000)

Dividends accrued on preferred stock not
yet converted	-	-	-	-	-	(315,000)		-	-	(315,000)

Stock options granted	-	-	-	-	1,340,625	-		-	(1,340,625)	-

Collection of stock subscriptions	-	-	-	12,500	-	-		21,250	-	33,750

Amortization of deferred compentsation	-	-	-	-	-	-		-	1,418,938	1,418,938

Net loss (restated)*	-	-	-	-	-	(6,715,732)	*	-	-	(6,715,732)

Balance at June 30, 1998 (restated)*	611	6,110,000	36,493,544	23,983,073	1,884,846	(27,070,677)	*	(14,309)	(1,300,812)	3,592,121

* See Notes 2(n) and 8
See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2006
						Deficit
						Accumulated
	Preferred Stock (**)		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development		Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage		Receivable	Compensation	Total

Balance at June 30, 1998 (restated)*	611	6,110,000	36,493,544	23,983,073	1,884,846	(27,070,677)	*	(14,309)	(1,300,812)	3,592,121	*

Preferred stock issued - satisfaction of debt	138	1,380,000	-	-	(161,348)	(492,857)		-	-	725,795

Conversion of preferred stock to common stock	(153)	(1,530,000)	4,865,034	1,972,296	(442,296)	-		-	-	-

Common stock sold	-	-	200,000	60,000	-	-		-	-	60,000

Common stock issued - exchange for services
and compensation	-	-	719,442	301,210	-	-		-	-	301,210

Common stock issued - repayment of debt	-	-	2,974,043	1,196,992	-	-		-	-	1,196,992

Common stock issued in exchange for loan fees	-	-	480,000	292,694	-	-		-	-	292,694

Common stock issued with exercise of stock options	-	-	65,612	124,464	-	-		-	-	124,464

Common stock issued in satisfaction of
licensing agreement payable	-	-	3,500,000	1,890,000	-	-		-	-	1,890,000

Redeemable preferred stock sold, deemed dividend	-	-	-	-	-	(127,117)		-	-	(127,117)

Dividends accrued-preferred stock not yet converted	-	-	-	-	-	(329,176)		-	-	(329,176)

Stock options granted	-	-	-	-	209,625	-		-	(209,625)	-

Amortization of deferred compentsation	-	-	-	-	-	-		-	1,510,437	1,510,437

Net loss (restated)*	-	-	-	-	-	(6,543,292)	*	-	-	(6,543,292)	*

Balance at June 30, 1999 (restated)*	596	5,960,000	49,297,675	29,820,729	1,490,827	(34,563,119)	*	(14,309)	-	2,694,128	*

* See Notes 2(n) and 8
See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2006
						Deficit
						Accumulated
	Preferred Stock (**)		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development		Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage		Receivable	Compensation	Total

Balance at June 30, 1999 (restated)*	596	5,960,000	49,297,675	29,820,729	1,490,827	(34,563,119)	*	(14,309)	-	2,694,128	*

Conversion of convertible debentures	-	-	4,060,398	3,958,223	-	-		-	-	3,958,223

Conversion of preferred stock to common, net	(596)	(5,960,000)	45,415,734	7,313,334	(648,885)	-		-	-	704,449

Common stock sold	-	-	100,000	157,000	-	-		-	-	157,000

Common stock issued - exchange for services
and compensation, net of cancelled shares	-	-	137,000	(18,675)	-	-		-	-	(18,675)

Common stock issued - repayment of debt
and accrued interest	-	-	5,061,294	1,067,665	-	-		-	-	1,067,665

Common stock issued in exchange for
interest and loan fees	-	-	7,297	2,408	-	-		-	-	2,408

Common stock issued with exercise of stock options	-	-	1,281,628	395,810	157,988	-		(13,599)	-	540,199

Common stock issued with exercise of warrants	-	-	150,652	121,563	97,850	-		-	-	219,413

Issuance of note payable with warrants at a discount	-	-	-	-	500,000	-		-	-	500,000

Dividends accrued-preferred stock not yet converted	-	-	-	-	-	(145,950)		-	-	(145,950)

Net loss (restated)*	-	-	-	-	-	(6,531,662)	*	-	-	(6,531,662)	*

Balance at June 30, 2000 (restated)*	-	-	105,511,678	42,818,057	1,597,780	(41,240,731)	*	(27,908)	-	3,147,198	*

* See Notes 2(n) and 8

See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2006
						Deficit
						Accumulated
	Preferred Stock (**)		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development		Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage		Receivable	Compensation	Total

Balance at June 30, 2000 (restated)*	-	-	105,511,678	42,818,057	1,597,780	(41,240,731)	*	(27,908)	-	3,147,198	*

Preferred stock sold, including dividends	500	5,000,000	-	-	708,130	(708,130)		-	-	5,000,000

Conversion of preferred stock to common, net	(500)	(5,000,000)	5,664,067	5,580,531	(708,130)	-		-	-	(127,599)

Common stock issued - line of equity transactions	-	-	3,407,613	3,143,666	-	-		-	-	3,143,666

Common stock issued - exchange for services
and compensation	-	-	153,500	227,855	-	-		-	-	227,855

Common stock issued - repayment of debt
and accrued interest	-	-	810,000	1,393,200	-	-		-	-	1,393,200

Common stock issued with exercise of stock options	-	-	3,781,614	1,868,585	-	-		13,599	-	1,882,184

Common stock issued with exercise of warrants	-	-	99,375	119,887	-	-		-	-	119,887

Dividends accrued-preferred stock	-	-	-	-	-	(422,401)		-	-	(422,401)

Net loss (restated)*	-	-	-	-	-	(9,532,450)	*	-	-	(9,532,450)	*

Balance at June 30, 2001 (restated)*	-	-	119,427,847	55,151,781	1,597,780	(51,903,712)	*	(14,309)	-	4,831,540	*

* See Notes 2(n) and 8

See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2006
						Deficit
						Accumulated
	Preferred Stock (**)		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development		Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage		Receivable	Compensation	Total

Balance at June 30, 2001 (restated)*	-	-	119,427,847	55,151,781	1,597,780	(51,903,712)	*	(14,309)	-	4,831,540	*

Common stock issued - line of equity transactions	-	-	11,607,866	6,213,805	-	-		-	-	6,213,805

Common stock issued - exchange for services
and compensation	-	-	560,000	294,350	-	-		-	(117,600)	176,750

Net loss (restated)*	-	-	-	-	-	(7,997,652)	*	-	-	(7,997,652)	*

Balance at June 30, 2002 (restated)*	-	-	131,595,713	61,659,936	1,597,780	(59,901,364)	*	(14,309)	(117,600)	3,224,443	*

Common stock issued - line of equity transactions	-	-	29,390,708	8,737,772	-	-		-	-	8,737,772

Common stock issued - exchange for services
and compensation	-	-	2,007,618	970,653	-	-		-	117,600	1,088,253

Payment of subscriptions receivable	-	-	-	-	-	-		14,309	-	14,309

Net loss (restated)*	-	-	-	-	-	(8,358,774)	*	-	-	(8,358,774)	*

Balance at June 30, 2003 (restated)*	-	-	162,994,039	71,368,361	1,597,780	(68,260,138)	*	-	-	4,706,003	*

* See Notes 2(n) and 8

See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2006
						Deficit
						Accumulated
	Preferred Stock (**)		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development		Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage		Receivable	Compensation	Total

Balance at June 30, 2003 (restated)*	-	-	162,994,039	71,368,361	1,597,780	(68,260,138)	*	-	-	4,706,003	*

Common stock issued - line of equity transactions	-	-	8,630,819	6,541,700	-	-		-	-	6,541,700

Common stock issued - exchange for services
and compensation	-	-	734,785	832,950	-	-		-	-	832,950

Common stock issued - exercise of stock options	-	-	967,769	492,701	-	-		-	-	492,701

Net loss	-	-	-	-	-	(8,402,959)		-	-	(8,402,959)

Balance at June 30, 2004 (Restated)	-	-	173,327,412	79,235,712	1,597,780	(76,663,097)	*	-	-	4,170,395	*

Common stock issued - line of equity transactions	-	-	26,274,893	7,797,807	-	-		-	-	7,797,807

Common stock issued - exchange for services
and compensation	-	-	285,000	113,850	-	-		-	-	113,850

Common stock issued - exercise of stock options	-	-	13,264	3,404	-	-		-	-	3,404

Net loss	-	-	-	-	-	(7,312,918)		-	-	(7,312,918)

Balance at June 30, 2005	-	$-	199,900,569	$87,150,773	$1,597,780	$(83,976,015)		$-	$-	4,772,538

* See Notes 2(n) and 8

See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2006
						Deficit
						Accumulated
	Preferred Stock (**)		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at June 30, 2005	-	-	199,900,569	87,150,773	1,597,780	(83,976,015)	-	-	4,772,538

Common stock issued - line of equity transactions	-	-	47,776,064	7,409,543	-	-	-	-	7,409,543

Fair Value of Stock Option Expenses	-	-	-	-	632,557	-	-	-	632,557

Net loss	-	-	-	-	-	(7,162,722)	-	-	(7,162,722)

Balance at June 30, 2006	-	$-	247,676,633	$94,560,316	$2,230,337	$(91,138,737)	$-	$-	5,651,916

** See Note 16 for a detailed breakdown by Series.
See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

Statement of Cash Flows

				From Inception
				(December 10,
	Year Ended	Year Ended	Year Ended	1993) to
	June 30, 2006	June 30, 2005	June 30, 2004	June 30, 2006
			(Restated)*	(Restated)*

Net loss	$(7,162,722)	$(7,312,918)	$(8,402,959)	$(84,290,977)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization	183,450	187,539	175,715	2,604,558
(Gain) Loss on sale of fixed assets	2,439	-	5,669	(3,146)
Extinguishment of debt	(21,500)	(409,962)		(431,462)
Inventory valuation adjustment	184,219	499,194	586,510	3,918,414
Amoritization of deferred compensation	-	-	-	4,064,250
Noncash interest, compensation and consulting services	565,373	711,740	1,521,346	18,571,871
Fair Value of Stock Option Expenses	632,557	-	-	632,557
(Increase) decrease in accounts and
loans receivable - employees, net	(266,590)	(249,616)	(28,040)	(584,387)
Increase (decrease) in allowance for
doubful account	40,000	-	-	40,000
(Increase) decrease in inventories, net	(55,625)	(161,828)	(932,099)	(2,752,055)
(Increase) decrease in prepaid expenses	(8,659)	30,392	(35,857)	(42,846)
(Increase) decrease in other assets	-	-	-	(306,618)
Increase (decrease) in accounts payable and
accrued expenses	(224,973)	(257,506)	235,522	724,428
Increase (decrease) in other current liabilities	10,000	(10,000)	40,000	40,000

Total adjustments	1,040,691	339,953	1,568,766	26,475,564

Net cash used for operating activities	(6,122,031)	(6,972,965)	(6,834,193)	(57,815,413)

Cash flows from investing activities:
Proceeds from sale of property & equipment	104	-	18,603	29,961
Prototype equipment	-	-	-	(2,799,031)
Capital expenditures	(20,079)	(23,641)	(334,264)	(4,450,220)

Net cash used for investing activities	(19,975)	(23,641)	(315,661)	(7,219,290)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	-	(50,289)
Proceeds from convertible debenture	-	-	-	3,240,000
Proceeds from (repayments) loan payable, net	-	-	-	2,595,029
Proceeds from issuance of preferred stock	-	-	-	18,039,500
Proceeds from exercise of stock options	-	3,404	492,701	903,989
Net proceeds from issuance of common stock	6,844,171	7,204,370	5,850,000	41,774,161

Net cash provided by financing activities	6,844,171	7,207,774	6,342,701	66,502,390

Net increase (decrease) in cash and cash equivalents	702,164	211,169	(807,153)	1,467,687

Cash and cash equivalents at beginning of period	765,523	554,354	1,361,507	-

Cash and cash equivalents at end of period	$1,467,687	$765,523	$554,354	$1,467,687

See Notes 2(n) and 8

See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

Statement of Cash Flows (Continued)

				From Inception
				(December 10,
	Year Ended	Year Ended	Year Ended	1993) to
	June 30, 2006	June 30, 2005	June 30, 2004	June 30, 2006
Supplemental disclosures of cash
flow information:

Cash paid for interest	$-	$78	$5,916	$215,962

Supplemental disclosures of noncash
investing and financing activities:

Issuance of common stock and options
in exchange for services	$-	$-	$450,000	$6,306,350

Issuance of common stock as loan fees in
connection with loans to the Company	$-	$-	$-	$293,694

Issuance of common stock as satisfaction of
loans payable and accrued interest	$-	$-	$-	$3,398,965

Issuance of common stock as satisfaction of
certain accounts payable	$-	$-	$-	$257,892

Issuance of common stock in
exchange for property and equipment	$-	$-	$-	$89,650

Issuance of common stock and other current liability
in exchange for patent liceensing agreement	$-	$-	$-	$581,000

Issuance of common stock for
compensation	$-	$113,850	$382,950	$2,691,788

Issuance of common stock through
exercise of incentive stock options	$-	$-	$-	$3,117,702

Issuance of common stock as
payment for preferred stock dividends	$-	$-	$-	$507,645

Acquisition of property and equipment
through the issuance of a capital
lease payable	$-	$-	$-	$50,289

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

The Company is a development stage enterprise and during this stage must raise a substantial portion of its working capital through the use of its Fifth Private Equity Credit Agreement. Since January 2003, the Company has had revenues of $1,968,092 from the sale of its CTLM® Breast Imaging System. There is no assurance that once the development of the CTLM® device is completed and finally receives Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.

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

To be reasonably assured of collectibility, our policy is to minimize the risk of doing business with distributors in countries which are having difficult financial times by requesting payment via an irrevocable letter of credit (“L/C”) drawn on a United States bank prior to shipment of the CTLM®. It is not always possible to obtain an L/C from our distributors so in these cases we must seek alternative payment arrangements which include third-party financing, leasing or extending payment terms to our distributors.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c) Allowance for Doubtful Accounts

In the event that management determines that a receivable becomes uncollectible, or events or circumstances change, which result in a temporary cessation of payments from the distributor, we will make our best estimate of probable or potential losses in our accounts receivable balance using the allowance method for each quarterly period. Management will periodically review the receivables at the end of each quarterly reporting period and the appropriate accrual will be made based on current available evidence and historical experience.

We recorded $40,000 as an allowance for doubtful account in the fourth quarter ending June 30, 2006.

(d) Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company.

(e) Inventory

Inventories, consisting principally of raw materials, work-in-process (including completed units under testing), finished goods and units placed on      consignment, are carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Raw materials consist of purchased parts, components and supplies. Work-in-process includes completed units undergoing final inspection and testing.

We have used and will continue to use CTLM® systems from finished goods as demonstrators or for clinical collaboration. At the conclusion of the demonstration or clinical collaboration period, the CTLM® may be sold at reduced prices. On a quarterly basis, using the guidance of ARB 43, Chapter 4, Statement 5, our ability to realize the value of our inventory is based on a combination of factors including the following: how long a consigned system has been used for demonstration or clinical collaboration purpose; the utility of the goods as compared to their cost; physical obsolescence; historical usage rates; forecasted sales or usage; product end of life dates; estimated current and future market values; and new product introductions.

Due to recent technological advances resulting in overall lower costs for certain inventory components, the Company has reduced these components of its inventory to their net realizable value. The inventory valuation adjustments are reflected in the statement of operations and amounted to $184,219, $499,194, $586,510, and $3,918,414, for the years ended June 30, 2006, 2005 and 2004, and for the period December 10, 1993 (date of inception) to June 30, 2006, respectively.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f) Prototype equipment

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

(g) Property, equipment and software development costs

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

Under the criteria set forth in Statement of Financial Accounting Standards No. 86, capitalization of software development costs begins upon the establishment of technological feasibility for the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. After considering the above factors, the Company has determined that software development costs, incurred subsequent to the initial acquisition of the basic software technology, should be properly expensed. Such costs are included in research and development expense in the accompanying statements of operations.

(h) Research and development

Research and development expenses consist principally of expenditures for equipment and outside third-party consultants, raw materials which are used in testing and the development of the Company's CTLM® device or other products, product software and compensation to specific company personnel. The non-payroll related expenses include testing at outside laboratories, parts associated with the design of initial components and tooling costs, and other costs which do not remain with the developed CTLM® device. The software development costs are with outside third-party consultants involved with the implementation of final changes to the developed software. All research and development costs are expensed as incurred.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i) Net loss per share

    In 1998, the Company adopted SFAS No. 128, (“Earnings Per Share”), which requires the reporting of both basic and diluted earnings per share. Basic net loss per share is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock, as long as the effect of their inclusion is not anti-dilutive.

(j) Patent license agreement

The patent license agreement will be amortized over the seventeen-year life of the patent, the term of the agreement. See Note 2(n) Intangible Assets for disclosure on impairment policy.

(k) Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the next fiscal year that begins after June 15, 2005. In addition, SFAS No. 123(R) will cause unrecognized expense related to previously issued options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We were required to adopt SFAS 123(R) in our first quarter of fiscal year 2006.

The FASB has concluded that companies may adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Under the modified retrospective transition method, prior periods may be retroactively adjusted either as of the beginning of the year of adoption or for all periods presented. The modified prospective transition method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the fiscal period of adoption of SFAS 123(R), while the retrospective method would record compensation expense for all unvested stock options and share awards beginning with the fiscal period retroactively adjusted. The Company adopted SFAS 123(R) on July 1, 2005 and elected to use the modified prospective transition method.

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

The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this Standard, companies were given the option to choose among alternative valuation models and amortization assumptions. We elected to continue to use the Black-Scholes option pricing model and expense the options as compensation over the requisite service period of the grant. We will reconsider use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

			From Inception
			(December 10,
	Year Ended	Year Ended	1993) to
	June 30, 2005	June 30, 2004	June 30, 2005
		(Restated)*	(Restated)*
Net loss to common shareholders,
as reported	$(7,312,918)	$(8,402,959)	$(83,976,015)

Less: stock-based employee compensation
determined under the fair value method,
net of income tax effect	620,907	985,166	5,537,149

Net loss to common shareholders,
pro forma	$(7,933,825)	$(9,388,125)	$(89,513,164)

Basic and diluted loss per share -
As reported	$(.04)	$(.05)	$(1.02)

Pro forma	$(.04)	$(.06)	$(1.09)

* See Note 2(n) and 8

For purposes of the preceding pro forma disclosures, the weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options-pricing model with the weighted average assumptions listed below used for grants in 2006, 2005 and 2004, respectively.

	Year Ended	Year Ended	Year Ended
	June 30, 2006	June 30, 2005	June 30, 2004
Volatility	71.11%	66.16%	75.65%
Risk Free Interest Rate	4%	4%	4%
Expected Term	8 yrs	10 yrs	10 yrs

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Our expected term assumption of eight years for the year ended June 30, 2006, was based upon the guidance provided by SEC Staff Accounting
    Bulletin 107 enabling us to use the simplified method for “plain vanilla” options for this calculation. This provision may be used for grants made on or before December 31, 2007.

    See Note 18 - Stock Options

(l) Long-lived assets

Effective July 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121. “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”). This statement requires companies to write down to estimated fair value long-lived assets that are impaired. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review of recoverability the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized.

The Company has determined that no impairment losses need to be recognized through the fiscal year ended June 30, 2006.

In August of 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which addresses accounting and financial reporting for the impairment and disposal of long-lived assets. This statement is effective for the Company beginning July 1, 2002. The Company does not believe that the adoption of SFAS 144 will have a significant impact on its financial position and results of operations.

(m) Income taxes

Effective December 10, 1993, the Company adopted the method of accounting for income taxes pursuant to the Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the year that includes the enactment date.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n) Intangible assets

            Intangible assets, consisting of the patent license agreement and certain initial UL and CE costs are reflected in “Intangible Assets” on the balance sheet, net of accumulated amortization (Note 8). The patent license agreement has a fixed life of seventeen years and will continue to be amortized over its remaining useful life.
                            During  the fiscal year ending June 30, 1999, we incurred costs of $8,225 related to the process of obtaining UL and CE approvals and determined that these costs should be amortized based on their useful life of three years on a straight-line basis.

Long-lived assets, including patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The impairment analysis for patents can be very subjective as we rely upon signed distribution, dealer or license agreements with variable cash flows to substantiate the recoverability of these long-lived assets. In our analysis we also take into account our position as a world-wide market leader in CT optical tomography; net sales of CTLM® systems of $1,968,092 since January 2003; the growing acceptance of our technology with over 7,000 scans performed world-wide; approvals or product registration in the following countries: CE Mark for the European Union, Canada, Peoples Republic of China, Argentina, Brazil and Colombia. We believe the fair value of our patent license clearly exceeds the carrying amount of $307,588.

We have recorded accumulated amortization of $273,412 with a balance remaining of $307,588, which will be amortized over the next ten years at $8,544 per quarter. We will continue to test for impairment on an annual basis or more frequently if events and circumstances change using the guidance provided in FAS-142. Examples of such events and circumstances are:

•	A significant adverse change in legal factors or in the business climate
•	An adverse action or assessment by a regulator
•	Unanticipated competition
•	Loss of key personnel
•	An expectation that all or a significant portion of a reporting unit will be sold or otherwise disposed of.

Based on our analysis, we determined that there was no impairment as of June 30, 2006.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o) Warranty Reserve

    The Company established a warranty reserve effective for the fiscal year ending June 30, 2005 and estimated that our warranty replacement costs for that fiscal year to be $14,400. For the fiscal year ending June 30, 2006, our warranty reserve balance is $24,799. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required.

(p) Deemed preferred stock dividend

The accretion resulting from the incremental yield embedded in the conversion terms of the convertible preferred stock is computed based upon the discount from market of the common stock at the date the preferred stock was issued. The resulting deemed preferred stock dividend subsequently increases the value of the common shares upon conversion.

(q) Discount on convertible debt

The discount which arises as a result of the allocation of proceeds to the beneficial conversion feature upon the issuance of the convertible debt increases the effective interest rate of the convertible debt and will be reflected as a charge to interest expense. The amortization period will be from the date of the convertible debt to the date the debt first becomes convertible.

(r) Comprehensive income

SFAS 130, “Reporting Comprehensive Income”, requires a full set of general-purpose financial statements to be expanded to include the reporting of “comprehensive income”. Comprehensive income is comprised of two components, net income and other comprehensive income. For the period from December 10, 1993 (date of inception) to June 30, 2006, the Company had no items qualifying as other comprehensive income.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(s) Impact of recently issued accounting standards

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

SFAS No. 153, Exchange of Non-monetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”), was issued in December 2004. APB Opinion No. 29, Accounting for Non-monetary Transactions (“APB 29”), provides the basic principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. However, APB 29 includes certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is effective for non-monetary exchanges occurring on or after July 1, 2005. The adoption of this standard does not have an effect on the Company's financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

(t) Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(3) RESTATEMENT

The June 30, 1998 through 2003 financial statements have been restated for the fiscal year ending June 30, 2004 for the expensing of certain costs previously capitalized as intangible assets, and for compensation expense recorded on options granted to officers of the Company which should not have been accounted for under variable plan treatment. The cumulative net effect on stockholders’ equity through June 30, 2003 was an increase of $584,184. A detailed analysis of this restatement and its effect on the net loss applicable to common shareholders, an increase of $430,302, on an annual basis is as follows:

Fiscal year
ended June 30,	Intangible asset	Compensation	Total
1998	$-	$265,978	$265,978
1999	-	263,902	263,902
2000	-	1,491,267	1,491,267
2001	(372,410)	(566,211)	(938,621)
2002	(57,892)	(262,200)	(320,092)
2003	-	(178,250)	(178,250)

Totals	$(430,302)	$1,014,486	$584,184

The effect on net loss per common share for the years 2001 and 2002 was immaterial. No financial statements were restated for the fiscal year ending June 30, 2006.

(4) MERGER

On April 14, 1994, IDSI-Fl. acquired substantially all of the issued and outstanding shares of Alkan Corp. The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion No. 16, wherein the shareholders of IDSI-Fl. retained the majority of the outstanding stock of Alkan Corp. after the merger. (see Note 17)

As reflected in the Statement of Stockholders’ Equity, the Company recorded the merger with the public shell at its cost, which was zero, since at that time the public shell did not have any assets or equity. There was no basis adjustment necessary for any portion of the merger transaction as the assets of IDSI-Fl. were recorded at their net book value at the date of merger. The 178,752 shares represent the exchange of shares between the companies at the time of merger.

As part of the transaction, the certificate of incorporation of Alkan was amended to change its name to Imaging Diagnostic Systems, Inc.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(5) GOING CONCERN

The Company is currently a development stage enterprise and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. We have yet to generate a positive internal cash flow, and until significant sales of our product occur, we are mostly dependent upon debt and equity funding. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

We have commenced our planned principal operations of the manufacture and sale of our sole product, the CTLM®, CT Laser Mammography System. We are continuing to appoint distributors and are installing systems under our clinical collaboration program as part of our global commercialization program. We have sold a total of 13 systems as of June 30, 2006; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues, we rely on raising capital through our Fifth Private Equity Credit Agreement and we have to create product awareness as a foundation to developing our markets through our existing distributor network and through the appointment of additional distributors and the training of their field service engineers. We would be able to exit SFAS 7 Development Stage Enterprise reporting upon having sufficient revenues for two successive quarters such that we would not have to utilize our Fifth Private Equity Credit Agreement for capital to cover our quarterly operating expenses.

(6) INVENTORIES

Inventories consisted of the following:

	June 30,
	2006	2005
Raw materials consisting of purchased parts, components and supplies	$845,516	$577,211
Work-in process including units undergoing final inspection and testing	139,462	105,902
Finished goods	1,014,926	1,337,385

Sub-Total Inventories	$1,999,904	$2,020,498

Less Inventory Reserve	(108,000)	-

Total Inventory - Net	$1,891,904	$2,020,498

We review our Inventory for parts that have become obsolete or in excess of our manufacturing requirements. For the fiscal year ending June 30, 2006 we have identified $108,000 of Inventory that is in excess of our manufacturing requirements or warranty parts retention policy. This amount has been recorded as Inventory Reserve.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(7) PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	June 30,
	2006	2005
Furniture and fixtures	$262,264	$262,264
Building and land	2,092,529	2,086,330
Computers, equipment and software	400,349	387,890
CTLM® software costs	352,932	352,932
Trade show equipment	298,400	298,400
Laboratory equipment	212,560	212,560

Total Property & Equipment	3,619,034	3,600,376
Less: accumulated depreciation	(1,583,851)	(1,433,456)

Total Property & Equipment - Net	$2,035,183	$2,166,920

The estimated useful lives of property and equipment for purposes of computing depreciation and amortization are:

Furniture, fixtures, clinical, computers, laboratory
equipment and trade show equipment	5-7 years
Building	40 years
CTLM® software costs	5 years

Telephone equipment, acquired under a long-term capital lease at a cost of $50,289, is included in furniture and fixtures. The net unamortized cost of the CTLM® software at June 30, 2006 and 2005 are $0 and $0, respectively, which represents the net realizable value of the CTLM® software at the end of each period presented.

Amortization expense related to the CTLM® software for each period presented in the statement of operations is as follows:

Period ended	Amount
6/30/01	$16,241
6/30/00	51,425
6/30/99	70,514
6/30/98	70,587
Prior	144,165

Total	$352,932

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(8) INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,
	2006	2005
		(Restated)
Patent license agreement, net of accumulated
amortization of $273,412 and $239,235 respectively	$307,588	$341,765
UL & CE approvals, net of accumulated amortization of $8,225
and $8,225 respectively	-	-

Totals	$307,588	$341,765

During June 1998, the Company signed an exclusive Patent License Agreement with its former chief executive officer. (See Note 21) The officer was the originator of patents issued on December 2, 1997 which encompassed the technology of the CTLM®. Pursuant to the terms of the agreement, the Company was granted the exclusive right to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize and practice the Patent, all improvements thereto and all technology related to the process, throughout the world. The license shall apply to any extension or re-issue of the Patent. The term of license is for the life of the Patent and any renewal thereof, subject to termination, under certain conditions. As consideration for the License, the Company issued to the officer 7,000,000 shares of common stock (See Note 17). The License agreement has been recorded at the historical cost basis of the chief executive officer, who owned the patent. The amortization expense for the year ended June 30, 2006 for the patent license agreement is $34,176, with a balance to be amortized over the remaining life of the patent which is nine (9) years. We will review the value of this patent and test it for impairment on an annual basis. No impairment of this intangible asset was identified for the fiscal year ending June 30, 2006.

The core costs of obtaining the initial UL and CE approvals have an indefinite life, and intangible assets having an indefinite life are not amortized at the point of acquisition or subsequent to point of acquisition in accordance with the guidance of SFAS 142. We recorded the initial costs of these systems and protocols as an intangible asset with an indefinite life because we believed that the costs of obtaining them applied to our Company’s entire functional process including manufacturing, labeling and compliance. We followed the guidance provided in a paradigm, Figure 23-1: Summary of Accounting for Intangible Assets by SFAS 142, in which questions are asked relative to indefinite life, asset impairment and whether assumption of indefinite life is still valid.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(9) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,
	2006	2005

Accounts payable - trade	$313,153	$472,623
Accrued property taxes payable	30,819	14,085
Accrued compensated absences	155,535	132,088
Accrued wages payable	-	128,333
Other accrued expenses	59,486	36,837

Totals	$558,993	$783,966

(10) CUSTOMER DEPOSITS

Customer deposits consisted of the following:

	June 30,
	2006	2005

Customer deposits	$40,000	$30,000

Total	$40,000	$30,000

Deposits received from customers are identified and accounted for as customer deposits and are presented as both a current asset and an offsetting current liability on our balance sheet. In the event of a cancellation or termination of a customers’ order, the deposit is refunded less any fees previously agreed to.

(11) SHORT-TERM DEBT

Short-term debt consisted of the following:

	June 30,
	2006	2005

Loan payable	$-	$21,500

Total	$-	$21,500

The Company had borrowed a total of $475,407, from an unrelated third-party on an unsecured basis. The loan accrued interest at a rate of 6% per annum and was payable on demand. The Company repaid $175,000 as of June 30, 2004. Based on its review of this transaction, Company management has disputed the validity of the debt, and has extinguished $409,962 of the loan and related accrued interest payable during the year ended June 30, 2005. This extinguishment has been recorded as “Other Income” for the year ended June 30, 2005. The remaining balance of $21,500 was fully extinguished in the fiscal year ending June 30, 2006. The Company has no other short-term debt.

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

On October 29, 2002, the Company entered into a new “Third Private Equity Credit Agreement” which the Company intended to supplement the second Private Equity Agreement. The terms of the Third Private Equity Credit Agreement were substantially equivalent to the terms of the prior agreement, in that (i) the commitment period was three years from the effective date of a registration statement covering the Third Private Equity Credit Agreement shares, (ii) the maximum commitment was $15,000,000, (iii) the minimum amount required to be drawn through the end of the commitment period was $2,500,000, (iv) the minimum stock price requirement was reduced to $.10, and (v) the minimum average trading volume in dollars was reduced to $20,000.

On January 9, 2004, the Company entered into a new “Fourth Private Equity Credit Agreement” which replaced the prior private equity agreements. The terms of the Fourth Private Equity Credit Agreement were more favorable to the Company than the terms of the prior Third Private Equity Credit Agreement. The new, more favorable terms were: (i) The put option price was 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche, while the prior Third Private Equity Credit Agreement provided for 91%, ii) the commitment period was two years from the effective date of a registration statement covering the Fourth Private Equity Credit Agreement shares, while the prior Third Private Equity Credit Agreement was for three years, (iii) the maximum commitment was $15,000,000, (iv) the minimum amount the Company was required to draw through the end of the commitment period was $1,000,000, while the prior Third Private Equity Credit Agreement minimum amount was $2,500,000, (v) the minimum stock price requirement was controlled by the Company as it had the option of setting a floor price for each put transaction (the previous minimum stock price in the Third Private Equity Credit Agreement was fixed at $.10), (vi) there were no fees associated with the Fourth Private Equity Credit Agreement; the prior private equity agreements required the payment of a 5% consulting fee, which was subsequently lowered to 4% by mutual agreement in September 2001, and (vii) the elimination of the requirement of a minimum average daily trading volume in dollars. The previous trading volume requirement in the Third Private Equity Credit Agreement was $20,000.

On March 21, 2006, the Company and Charlton entered into a new “Fifth Private Equity Credit Agreement,” which replaced the Company’s prior Fourth Private Equity Credit Agreement upon the April 25, 2006, effectiveness of our

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(12) EQUITY LINE OF CREDIT (Continued)

S-1 Registration Statement filed on March 23, 2006 to register shares underlying the Fifth Private Equity Credit Agreement. The terms of the Fifth Private Equity Credit Agreement are similar to the terms of the prior Fourth Private Equity Credit Agreement. The new credit line’s material terms are (i) The put option price is 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche (the “Valuation Period”), (ii) the commitment period is two years from the effective date of a registration statement covering the Fifth Private Equity Credit Agreement shares, (iii) the maximum commitment is $15,000,000, (iv) the minimum amount the Company must draw through the end of the commitment period is $1,000,000, (v) the minimum stock price, also known as the floor price is computed as follows: In the event that, during a Valuation Period, the Bid Price on any Trading Day falls more than 18% below the closing trade price on the trading day immediately prior to the date of the Company’s Put Notice (a “Low Bid Price”), for each such Trading Day the parties shall have no right and shall be under no obligation to purchase and sell one tenth of the Investment Amount specified in the Put Notice, and the Investment Amount shall accordingly be deemed reduced by such amount. In the event that during a Valuation Period there exists a Low Bid Price for any three Trading Days—not necessarily consecutive—then the balance of each party’s right and obligation to purchase and sell the Investment Amount under such Put Notice shall terminate on such third Trading Day (“Termination Day”), and the Investment Amount shall be adjusted to include only one-tenth of the initial Investment Amount for each Trading Day during the Valuation Period prior to the Termination Day that the Bid Price equals or exceeds the Low Bid Price and (vi) there are no fees associated with the Fifth Private Equity Credit Agreement. The conditions to the Company’s ability to draw under this private equity line, as described above, may materially limit the draws available to the Company.

These financing agreements have had no warrants attached to either the bridge financing or the private equity line. Furthermore, the Company was not required to pay the investor’s legal fees, but the Company previously paid a 5% consulting fee for the money funded in all prior transactions up until the approval of the Fourth Private Equity Credit Agreement. The Company sold $2,840,000 of common stock under the terms of the initial private equity agreement during the year ended June 30, 2001. The total shares issued by the Company amounted to 3,407,613. The Company incurred $139,985 of consulting fees and recorded $303,666 of deemed interest expense as a result of the 9% discount off of the market price. During the year ended June 30, 2002, an additional $5,585,000 of common stock was sold under the terms of the applicable equity credit line agreement, and the Company issued a total of 11,607,866 shares of common stock. The Company incurred $296,250 of consulting fees and recorded $628,805 of deemed interest expense as a result of the 9% discount off of the market price. During the year ended June 30, 2003, an additional $7,881,000 of common stock was sold under the terms of the applicable equity credit line agreement, and the Company issued a total of 29,390,708 shares of common stock. The Company incurred $211,800 of consulting fees and recorded $856,772 of deemed interest expense as a result of the 9% discount off of the market price. During the year ended June 30, 2004, an additional $5,850,000 of common stock was sold under the terms of the equity credit line agreements, and the Company issued a total of 8,630,819 shares of common stock. The Company incurred $188,000 of consulting fees which was solely from the Third Private Equity Credit Agreement and recorded a total of $691,701 of deemed interest expense of which $555,897 is a result of the 9% discount off the market price under the Third Private Equity Credit Agreement and $135,804 is a result of the 7% discount off the market price under the Fourth Private Equity Credit Agreement. During the year ended June 30, 2005, an additional $7,204,370 of common stock was sold under the terms of the Fourth Private Equity Credit Agreement and the Company issued a total of 26,274,893 shares of common stock. The Company recorded a total of $593,437 of deemed interest expense as a result of the 7% discount off the market price under the Fourth Private Equity Credit Agreement. During the year ended June 30, 2006, an additional $6,844,171 was sold under the terms of the equity credit line agreements, and the Company issued a total of 47,776,064 shares of common stock. The Company recorded a total of $565,372 of deemed interest expense as a result of the 7% discount off the market price under the Fourth Private Equity Credit Agreement and Fifth Private Equity Credit Agreement.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(13) LEASES

The Company leases certain office equipment under operating leases expiring in future years. Minimum future lease payments under the non-cancelable operating lease having a remaining term in excess of one year as of June 30, 2006 are as follows:

Year ending June 30,	Amount

2007	$4,159
2008	356

Total minimum future lease payments	$4,515

Total rent expense for all operating leases amounted to $9,090, $12,229 and $12,449 for the years ended June 30, 2006, 2005 and 2004, respectively, and $358,738 from inception (December 10, 1993) to June 30, 2006.

(14) INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carryforwards of approximately $69,816,000 to offset future taxable income. Such carryforwards expire in years beginning 2014. There would be no limitation as to the utilization of the net operating losses in future years resulting from the issuance of additional common stock during the fiscal year ended June 30, 2006. The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $27,577,000 and $25,041,000 at June 30, 2006 and 2005, respectively. The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from July 1, 2005 to June 30, 2006 was an increase of approximately $2,536,000.

(15) REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 17, 1999, the Company finalized the private placement to foreign investors of 35 shares of its Series G Redeemable Convertible Preferred Stock at a purchase price of $10,000 per share and two year warrants to purchase 65,625 shares of the Company’s common stock at an exercise price of $.50 per share. The agreement was executed pursuant to Regulation D as promulgated by the Securities Act of 1933, as amended. A total of 43,125 warrants were exercised during the year ended June 30, 2000, and an additional 9,375 warrants were exercised during the year ended June 30, 2001.

The Series G Preferred Stock had no dividend provisions. The preferred stock was convertible, at any time, for a period of two years thereafter, in whole or in part, without the payment of any additional consideration, into fully paid and nonassessable shares of the Company’s no par value common stock based upon the “conversion formula”. The conversion formula stated that the holder of the Series G Preferred Stock would receive shares determined by dividing (i) the sum of $10,000 by the (ii) “Conversion Price” in effect at the time of conversion. The “Conversion Price” shall be equal to the lesser of $.54 or seventy-five percent (75%) of the Average Closing Price of the Company’s common stock for the ten-day trading period ending on the day prior to the date of conversion.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(15) REDEEMABLE CONVERTIBLE PREFERRED STOCK (Continued)

Pursuant to the Registration Rights Agreement (“RRA”) the Company was required to register 100% of the number of shares that would be required to be issued if the Preferred Stock were converted on the day before the filing of the S-2 Registration Statement. In the event the Registration Statement was not declared effective within 120 days, the Series G Holders had the right to force the Company to redeem the Series G Preferred Stock at a redemption price of 120% of the face value of the preferred stock. The Registration Statement was declared effective on July 29, 2000. During the year ended June 30, 2000, the Series G Preferred Stock was converted into 3,834,492 shares of the Company’s common stock.

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

The Company issued 4,000 shares of “Series A Convertible Preferred Stock” (“Series A Preferred Stock”) on March 21, 1996 under a Regulation S Securities Subscription Agreement. The agreement called for a purchase price of $1,000 per share, with net proceeds to the Company, after commissions and issuance costs, amounting to $3,600,000.

The holders of the Series A Preferred Stock could have converted up to 50% prior to May 28, 1996, and may convert their remaining shares subsequent to May 28, 1996 without the payment of any additional consideration, into fully paid and nonassessable shares of the Company’s no par value common stock based upon the “conversion formula”. The conversion formula states that the holder of the Preferred Stock will receive shares determined by dividing (i) the sum of $1,000 plus the amount of all accrued but unpaid dividends on the shares of Convertible Preferred Stock being so converted by the (ii) “Conversion Price”. The “Conversion Price” shall be equal to seventy-five percent (75%) of the Market Price of the Company’s common stock; provided, however, that in no event will the “Conversion Price” be greater than the closing bid price per share of common stock on the date of conversion.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(16) CONVERTIBLE PREFERRED STOCK (Continued)

As of June 30, 1996, 1,600 shares of the Series A Preferred Stock had been converted into a total 425,416 shares (including accumulated dividends) of the Company’s common stock. The remaining 2,400 shares of Series A Preferred Stock were converted into 1,061,202 shares (including accumulated dividends) of the Company’s common stock during the fiscal year ended June 30, 1997.

The Company issued 450 shares of “Series B Convertible Preferred Stock” (“Series B Preferred Stock”) and warrants to purchase up to an additional 112,500 shares of common stock on December 17, 1996 pursuant to Regulation D and Section 4(2) of the Securities Act of 1933. The agreement called for a purchase price of $10,000 per share, with proceeds to the Company amounting to $4,500,000.

The holders of the Series B Preferred Stock could have converted up to 34% of the Series B Preferred Stock 80 days from issuance (March 7, 1997), up to 67% of the Series B Preferred Stock 100 days from issuance (March 27, 1997), and may convert their remaining shares 120 days from issuance (April 19, 1997) without the payment of any additional consideration, into fully paid and nonassessable shares of the Company’s no par value common stock based upon the “conversion formula”. The conversion formula states that the holder of the Series B Preferred Stock will receive shares determined by dividing (i) the sum of $10,000 by the (ii) “Conversion Price” in effect at the time of conversion. The “Conversion Price” shall be equal to eighty-two percent (82%) of the Market Price of the Company’s common stock; provided, however, that in no event will the “Conversion Price” be greater than $3.85. The warrants are exercisable at any time for an exercise price of $5.00 and will expire five years from the date of issue.

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

On September 4, 1998, the Company received a notice of conversion from the Series B Holders. The Series B Holders filed a lawsuit against the Company on October 7, 1998. The Company was served on October 19, 1998. The lawsuit alleged that the Company has breached its contract of sale to the Series B Holders by failing to convert the Series B Holders and failure to register the common stock underlying the Preferred Stock. The Series B Holders demanded damages in excess of $75,000, to be determined at trial, together with interest costs and legal fees. On April 6, 1999, the Series B Holders sold their preferred stock to an unaffiliated third party (“the Purchaser”) with no prior relationship to the Company, or the Series B Holders. As part of the purchase agreement, the Series B Holders were required to dismiss the lawsuit with prejudice and the Company and the Series B Holders exchanged mutual general releases (see Series I).

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(16) CONVERTIBLE PREFERRED STOCK (Continued)

As of June 30, 2000, the Series B Preferred Stock has been converted into 30,463,164 shares of the Company’s common stock, and 60 shares were canceled at the request of the holder.

During the years ended June 30, 1999 and 1998 the Company issued a total of six Private Placements of convertible preferred stock (see schedule incorporated into Note 16). The Private Placements are summarized as follows:

Series C Preferred Stock
On October 6, 1997, the Company finalized the private placement to foreign investors of 210 shares of its Series C Convertible Preferred Stock at a purchase price of $10,000 per share and warrants to purchase up to 160,000 shares of the Company’s common stock at an exercise price of $1.63 per share, and warrants to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.562 per share. The agreement was executed pursuant to Regulation S as promulgated by the Securities Act of 1933, as amended. As of June 30, 2001, 40,000 warrants at the $1.63 exercise price were exercised, and the remaining 140,000 warrants had expired. The remaining 50,000 warrants ($1.562 exercise price) are outstanding as of June 30, 2001.

The Series C Preferred Stock is convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, in whole or in part, without the payment of any additional consideration, into fully paid and nonassessable shares of the Company’s no par value common stock based upon the “conversion formula”. The conversion formula states that the holder of the Series C Preferred Stock will receive shares determined by dividing (i) the sum of $10,000 by the (ii) “Conversion Price” in effect at the time of conversion.

The “Conversion Price” shall be equal to seventy-five percent (75%) of the Average Closing Price of the Company’s common stock; however, in no event will the “Conversion Price” be greater than $1.222. Pursuant to the Regulation S documents, the Company was also required to escrow an aggregate of 3,435,583 shares of its common stock (200% of the number of shares the investor would have received had the shares been converted on the closing date of the Regulation S sale).

In connection with the sale, the Company paid an unaffiliated investment banker $220,500 for placement and legal fees, providing net proceeds to the Company of $1,879,500.

Series D Preferred Stock
On January 9, 1998, the Company finalized the private placement to foreign investors of 50 shares of its Series D Convertible Preferred Stock at a purchase price of $10,000 per share and warrants to purchase up to 25,000 shares of the Company’s common stock at an exercise price of $1.22 per share. The agreement was executed pursuant to Regulation S as promulgated by the Securities Act of 1933, as amended. As of June 30, 2001 the warrants had expired.

The Series D Preferred Stock is convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, in whole or in part, without the payment of any additional consideration, into fully paid and nonassessable shares of the Company’s no par value common stock based upon the “conversion formula”. The conversion formula states that the holder of the Series D Preferred Stock will receive shares determined by dividing (i) the sum of $10,000 by the (ii) “Conversion Price” in effect at the time of conversion. The “Conversion Price” shall be equal to seventy-five percent (75%) of the Average Closing Price of the Company’s common stock.

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

Series E Preferred Stock
On February 5, 1998, the Company finalized the private placement to foreign investors of 50 shares of its Series E Convertible Preferred Stock at a purchase price of $10,000 per share and warrants to purchase up to 25,000 shares of the Company’s common stock at an exercise price of $1.093 per share. The agreement was executed pursuant to Regulation S as promulgated by the Securities Act of 1933, as amended. As of June 30, 2001 the warrants had expired.

The Series E Preferred Stock is convertible, at any time, commencing 45 days from the date of issuance and for a period of three years thereafter, in whole or in part, without the payment of any additional consideration, into fully paid and nonassessable shares of the Company’s no par value common stock based upon the “conversion formula”.

The conversion formula states that the holder of the Series E Preferred Stock will receive shares determined by dividing (i) the sum of $10,000 by the (ii) “Conversion Price” in effect at the time of conversion. The “Conversion Price” shall be equal to seventy-five percent (75%) of the Average Closing Price of the Company’s common stock.

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

The Series F Preferred Shares pay a dividend of 6% per annum, payable in Common Stock at the time of each conversion and are convertible, at any time, commencing May 15, 1999 and for a period of two years thereafter, in whole or in part, without the payment of any additional consideration, into fully paid and nonassessable shares of the Company’s no par value common stock based upon the “conversion formula”. The conversion formula states that the holder of the Series F Preferred Stock will receive shares determined by dividing (i) the sum of $10,000 by the (ii) “Conversion Price” in effect at the time of conversion. The “Conversion Price” shall be equal to seventy percent (70%) of the Average Closing Price of the Company’s common stock.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(16) CONVERTIBLE PREFERRED STOCK (Continued)

Series H Preferred Stock
On June 2, 1998, the Company finalized the private placement to foreign investors of 100 shares of its Series H Convertible Preferred Stock at a purchase price of $10,000 per share and Series H-“A” warrants to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $1.00 per share, and Series H-“B” warrants to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The agreement was executed pursuant to Regulation D as promulgated by the Securities Act of 1933, as amended. As of June 30, 2001 none of the warrants had been exercised.

The Series H Preferred Stock is convertible, at any time, for a period of two years thereafter, in whole or in part, without the payment of any additional consideration, into fully paid and nonassessable shares of the Company’s no par value common stock based upon the “conversion formula”. The conversion formula states that the holder of the Series H Preferred Stock will receive shares determined by dividing (i) the sum of $10,000 by the (ii) “Conversion Price” in effect at the time of conversion. The “Conversion Price” shall be equal to the lesser of $.53 or seventy-five percent (75%) of the Average Closing Price of the Company’s common stock for the ten-day trading period ending on the day prior to the date of conversion.

In connection with the sale, the Company issued eight preferred shares and paid $10,000 to an unaffiliated investment banker for placement and legal fees, providing net proceeds to the Company of $990,000. The shares underlying the preferred shares and warrant are entitled to demand registration rights under certain conditions.

The Company was in technical default of the Registration Rights Agreement (“RRA”), which required the S-2 Registration Statement to be declared effective by October 2, 1998. Pursuant to the RRA, the Company was required to pay the Series H holders, as liquidated damages for failure to have the Registration Statement declared effective, and not as a penalty, 2% of the principal amount of the Securities for the first thirty days, and 3% of the principal amount of the Securities for each thirty day period thereafter until the Company procures registration of the Securities. On March 25, 1999, the Company issued 424,242 shares of common stock as partial payment of the liquidated damages. The cumulative liquidated damages expense for the years ended June 30, 2001 amounted to $140,000.

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
4.     A limitation on the owner(s) of the Series B Convertible Preferred stock to ownership of not more than 4.99% of the Company’s outstanding common stock at any one time.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(16) CONVERTIBLE PREFERRED STOCK (Continued)

The Series I Preferred stock pays a 7% premium, to be paid in cash or freely trading common stock at the Company’s sole discretion, upon conversion.

The Series I Preferred Stock is convertible, at any time, in whole or in part, without the payment of any additional consideration, into fully paid and nonassessable shares of the Company’s no par value common stock based upon the “conversion formula”. The conversion formula states that the holder of the Series I Preferred Stock will receive shares determined by dividing (i) the sum of $10,000 by the (ii) “Conversion Price” in effect at the time of conversion. The “Conversion Price” shall be equal to seventy-five percent (75%) of the Average Closing Price of the Company’s common stock.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(16) CONVERTIBLE PREFERRED STOCK (Continued)

The agreements provided that no fractional shares shall be issued. In addition, provisions were made for any stock dividends or stock splits that the Company may issue with respect to their no par value common stock. The Company was also required to reserve and keep available out of its authorized but unissued common stock such number of shares of common stock as shall be available to effect the conversion of all of the outstanding shares of Convertible Preferred Stock. The preferred stockholders shall not be entitled to vote on any matters submitted to the stockholders of the Company, except as to the necessity to vote for the authorization of additional shares to effect the conversion of the preferred stock. The holders of any outstanding shares of preferred stock shall have a preference in distribution of the Company’s property available for distribution to the holders of any other class of capital stock, including but not limited to, the common stock, equal to $10,000 consideration per share.

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of June 30, 2006, including certain additional information with respect to the deemed preferred stock dividends that were calculated as a result of the discount from market for the conversion price per share:

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(16) COVERTIBLE PREFERRED STOCK (Continued)

	Series A		Series B		Series C		Series D		Series E		Series F		Series H		Series I		Series K		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 30, 1995	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-

Sale of Series A	4,000	3,600,000																	4,000	3,600,000

Series A conversion	(1,600)	(1,440,000)																	(1,600)	(1,440,000)

Balance at June 30, 1996	2,400	2,160,000																	2,400	2,160,000

Sale of Series B			450	4,500,000															450	4,500,000

Series A conversion	(2,400)	(2,160,000)																	(2,400)	(2,160,000)

Balance at June 30, 1997	-	-	450	4,500,000															450	4,500,000

Sale of preferred stock
(Series C - H)					210	2,100,000	54	540,000	54	540,000	75	750,000	108	1,080,000					501	5,010,000

Conversion of preferred stock					(210)	(2,100,000)	(25)	(250,000)	(30)	(300,000)	(75)	(750,000)							(340)	(3,400,000)

Balance at June 30, 1998	-	-	450	4,500,000	-	-	29	290,000	24	240,000	-	-	108	1,080,000					611	6,110,000

Sale of Series I															138	1,380,000			138	1,380,000

Conversion of preferred stock			(60)	(600,000)			(29)	(290,000)	(24)	(240,000)			(40)	(400,000)					(153)	(1,530,000)

Balance at June 30, 1999	-	-	390	3,900,000	-	-	-	-	-	-	-	-	68	680,000	138	1,380,000	-	-	596	5,960,000

Conversion of preferred stock, net			(390)	(3,900,000)									(68)	(680,000)	(138)	(1,380,000)			(596)	(5,960,000)

Balance at June 30, 2000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Sale of Series K																	50	5,000,000	50	5,000,000

Conversion of preferred stock																	(50)	(5,000,000)	(50)	(5,000,000)

Balance at June 30, 2001	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-

Additional information:
Discount off market price		25%		18%		25%		25%		25%		30%		25%		25%		12.5%
Fair market value-issue rate		$8.31		$3.25		$1.63		$0.99		$1.07		$1.24		$0.57		$0.38		$1.13
Deemed preferred stock dividend		$1,335,474		$998,120		$705,738		$182,433		$182,250		$318,966		$351,628		$492,857		$708,130

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(17) COMMON STOCK

On June 8, 1994, at a special meeting of shareholders of the Company, a one for one hundred reverse stock split was approved reducing the number of issued and outstanding shares of common stock from 68,875,200 shares to 688,752 shares (510,000 shares of original stock, for $50,000, and the 178,752 shares acquired in the merger). In addition, the board of directors approved the issuance of an additional 27,490,000 shares of common stock that had been provided for in the original merger documents. However, during April, 1995 the four major shareholders agreed to permanently return 12,147,480 of these additional shares. Therefore, the net additional shares of common stock issued amounts to 15,342,520 shares, and the net additional shares issued as a result of this transaction have been reflected in the financial statements of the Company (See Statement of Stockholders’ Equity).

The Company has sold 1,290,069 shares of its common stock through Private Placement Memorandums dated April 20, 1994 and December 7, 1994, as subsequently amended. The net proceeds to the Company under these Private Placement Memorandums were approximately $1,000,000. In addition, the Company has sold 690,722 shares of "restricted common stock" during the year ended June 30, 1995. These shares are restricted in terms of a required holding period before they become eligible for free trading status. As of June 30, 1995, receivables from the sale of common stock during the year amounted to $523,118. During the year ended June 30, 1996, 410,500 shares of the common stock related to these receivables were canceled and $103,679 was collected on the receivable. The unpaid balance on these original sales and other subsequent sales of common stock, in the amount of $35,559, as of June 30, 1997, is reflected as a reduction to stockholder’s equity on the Company’s balance sheet.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(17) COMMON STOCK (Continued)

Common stock issued to employees as a result of the exercise of their incentive stock options and their non-qualified stock options during the fiscal year ended June 30, 1996 amounted to 1,187,900, of which 996,400 shares were issued pursuant to the provisions of the non-qualified stock option plan and were exercised in a “cash-less” transaction, resulting in compensation to the officers of $567,164. Compensation cost was measured as the excess of fair market value of the shares received over the value of the stock options tendered in the transaction. The excess of fair market value at July 15, 1995 approximated $.57 per share on the 996,400 shares issued.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(17) COMMON STOCK (Continued)

On July 10, 1998, the majority shareholders of the Company authorized, by written action, the Company’s adoption of an Amendment to the Company’s Articles of Incorporation increasing the Company’s authorized shares of common stock from 48,000,000 shares to 100,000,000 shares. The Florida Statutes provide that any action to be taken at an annual or special meeting of shareholders may be taken without a meeting, without prior notice and without a vote, if the action is taken by a majority of outstanding stockholders of each voting group entitled to vote. On August 5, 1998, the Company filed an Information Statement with the Securities and Exchange Commission with regard to the Written Action. The Majority Shareholders consent with respect to the Amendment was effective on February 18, 1999. The number of authorized shares was further increased to 150,000,000 shares during the shareholders annual meeting held on May 10, 2000, and increased again during the 2002 annual meeting to 200,000,000 shares, effective January 3, 2003.

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

2. In June 1999, the Company issued to its chief executive officer 3,500,000 shares ($1,890,000), representing the balance of shares to be issued as consideration for the exclusive Patent License Agreement (see Note 8).

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

4. Common stock issued to officers as a result of the exercise of their incentive stock options and their non-qualified stock options amounted to 3,755,414 shares. The options were exercised in a “cash-less” transaction, resulting in compensation to the officers of $1,848,566. An additional 26,200 shares were issued to employees upon the exercise of their incentive stock options during the year, at exercise prices ranging from $.35 per share to $.60 per share.

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

During the year ended June 30, 2004, the Company issued a total of 10,333,373 shares ($7,867,351) of its common stock. The common stock issued through the equity line of credit (See Note 12) accounted for the issuance of 8,630,819 shares ($6,541,700). The remaining 1,702,554 shares were issued as follows:

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

During the year ended June 30, 2005, the Company issued a total of 26,573,157 shares ($7,915,061) of its common stock. The common stock issued through the equity line of credit (See Note 12) accounted for the issuance of 26,274,893 shares ($7,797,807). The remaining 298,264 shares were issued as follows:

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

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(17) COMMON STOCK (Continued)

During the year ended June 30, 2006, the Company issued a total of 47,776,064 shares ($7,409,543) of its common stock. The common stock issued through the equity line of credit (See Note 12) accounted for the issuance of 47,776,064 shares ($7,409,543).

(18) STOCK OPTIONS

During July 1994, the Company adopted a non-qualified Stock Option Plan (the "Plan"), whereby officers and employees of the Company could be granted options to purchase shares of the Company’s common stock. Under the plan and pursuant to their employment contracts, an officer could be granted non-qualified options to purchase shares of common stock over the next five calendar years, at a minimum of 250,000 shares per calendar year. The exercise price shall be thirty-five percent of the fair market value at the date of grant. On July 5, 1995 the Board of Directors authorized an amendment to the Plan to provide that upon exercise of the option, the payment for the shares exercised under the option may be made in whole or in part with shares of the same class of stock. The shares to be delivered for payment would be valued at the fair market value of the stock on the day preceding the date of exercise. The plan was terminated effective July 1, 1996, however the officers will be issued the options originally provided under the terms of their employment contracts.

On March 29, 1995, the incentive stock option plan was approved by the Board of Directors and adopted by the shareholders at the annual meeting. This original plan was revised and on January 3, 2000 the Board of Directors adopted the Company’s “2000 Non-Statutory Plan”, and the plan was subsequently approved by the shareholders on May 10, 2000 at the annual meeting. This plan provided for the granting, exercising and issuing of incentive stock options pursuant to Internal Revenue Code Section 422. The Company was entitled to grant incentive stock options to purchase up to 4,850,000 shares of common stock. This Plan also allowed the Company to provide long-term incentives in the form of stock options to the Company's non-employee directors, consultants and advisors, who were not eligible to receive incentive stock options. In January 2002, the Board replaced the 1995 Plan and 2000 Plan with a new combined stock option plan, the 2002 Incentive and Non-Statutory Stock Option Plan (the "2002 Plan"), which provided for the grant of incentive and non-statutory options to purchase an aggregate of 6,340,123 shares of Common Stock. Upon approval of the 2002 Plan, all options outstanding under the 1995 and 2000 Plans remained outstanding; however, no new options could be granted under those plans. The Board of Directors or a company established compensation committee had direct responsibility for the administration of these plans.

The exercise price of the non-statutory stock options was required to be equal to no less than 50% of the fair market value of the common stock on the date such option is granted.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(18) STOCK OPTIONS (Continued)

On February 4, 2004, the Board of Directors adopted the Company’s 2004 Non-Statutory Stock Option Plan (the “2004 Plan”), which was adopted by the shareholders on March 24, 2004 at the annual meeting, to provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company. The maximum number of options that may be granted under the 2004 Plan shall be options to purchase 8,432,392 shares of Common Stock (5% of our issued and outstanding common stock as of February 4, 2004). Options may be granted under the 2004 Plan for up to 10 years after the date of the 2004 Plan. The 2004 Non-Statutory Stock Plan replaced the 2002 Incentive and Non-Statutory Stock Option Plan.

On August 24, 2005, the Board Of Directors resolved that the Company’s 1995, 2000, 2002 and 2004 Stock Option Plans and Stock Options Agreements that were entered into pursuant to these plans, be amended to increase the post-termination exercise period following the termination of the Optionee’s employment/directorship or in the event of change of control of the Company, to be three(3) years from the date of termination or change of control, subject to those options that were vested as of the date of termination or change of control and subject to the original term of the option, which ever time is less.

In accordance with the provisions of APB No. 25, the Company records the discount from fair market value on the non-qualified stock options as a charge to deferred compensation at the date of grant and credits additional paid-in capital. The compensation is amortized to income over the vesting period of the options.

Transactions and other information relating to the plans are summarized as follows:

Employee Plan:
	Incentive Stock Options		Non Statutory Stock Options
	Shares	Wtd. Avg. Price	Shares	Wtd. Avg. Price

Outstanding at June 30, 1994	-0-		-0-
Granted	75,000	$1.40	1,500,000	$1.12
Exercised	-		-

Outstanding at June 30, 1995	75,000	1.40	1,500,000	1.12
Granted	770,309	1.66	750,000	1.44
Exercised	(164,956)	.92	(1,800,000)	1.50

Outstanding at June 30, 1996	680,353	1.81	450,000.13
Granted	371,377	3.27	750,000	3.88
Exercised	(395,384)	1.10	-

Outstanding at June 30, 1997	656,346	3.07	1,200,000	2.47
Granted	220,755	1.95	750,000	2.75
Exercised	-		(65,712)	.35
Canceled	(175,205)	4.25	-

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(18) STOCK OPTIONS (Continued)

Outstanding at June 30, 1998	701,896	2.42	1,884,288	2.66
Granted	786,635.48		750,000.43
Exercised	-		(65,612)	.35
Canceled	(82,500)	3.37	-

Outstanding at June 30, 1999	1,406,031	.53 **	2,568,676	2.24
Granted	3,139,459.34		-
Exercised	(770,702)	.37	(318,676)	.35
Canceled	(64,334)	.47	-

Outstanding at June 30, 2000	3,710,454.42		2,250,000	2.35
Granted	1,915,700	2.59	-
Exercised	(3,030,964)	.32	(750,000)	.31
Canceled	(279,982)	.60	(1,500,000)	2.75

Outstanding at June 30, 2001	2,315,208	2.38	-
Granted	6,839,864.68		-
Exercised	-		-
Canceled	(2,695,482)	1.17	-

Outstanding at June 30, 2002	6,459,590.85		-
Granted	1,459,705.38		-
Exercised	-		-
Canceled	(56,788)	.74	-

Outstanding at June 30, 2003	7,862,507.76		-
Granted	1,576,620	1.12	31,748.69
Exercised	(517,769)	.44	-
Canceled	(97,525)	.78	-

Outstanding at June 30, 2004	8,823,833.84		31,748.69
Granted	-		4,253,159.34
Exercised	(13,264)	.26	-
Canceled	(142,891)	.68	-

Outstanding at June 30, 2005	8,667,678.98		4,284,907.34
Granted	-		532,855.18
Exercised	-		-
Canceled	(254,277)	.74	(23,100)	.26

Outstanding at June 30, 2006	8,413,401.96		4,794,662.32
** On June 25, 1999, the exercise price of 502,225 outstanding incentive stock options was restated to $.60 per share. The Company has recorded compensation of $330,569 during the fiscal year ended June 30, 1999 as a result of this re-pricing, in accordance with the guidelines discussed in the FASB Interpretation No. 44, of APB Opinion No. 25.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(18) STOCK OPTIONS (Continued)

Director Plan:
	Incentive Stock Options		Non Statutory Stock Options
	Shares	Wtd. Avg. Price	Shares	Wtd. Avg. Price

Outstanding at June 30, 2000	-0-
Granted	150,000	$.65
Exercised	-
Canceled	-

Outstanding at June 30, 2001	150,000.65
Granted	300,000.55
Exercised	-
Canceled	-

Outstanding at June 30, 2002	450,000.58
Granted	400,000.18
Exercised	-
Canceled	-

Outstanding at June 30, 2003	850,000.40		-
Granted	100,000	1.07	700,000.76
Exercised	(450,000)	.58	-
Canceled	-		-

Outstanding at June 30, 2004	500,000.39		700,000.76
Granted	-		800,000.35
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2005	500,000.39		1,500,000.54
Granted	-		800,000.14
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2006	500,000.39		2,300,000.40

A summary of the vested and exercisable stock options of the Company is presented as follows:

	June 30, 2006	June 30, 2005	June 30, 2004
Employee ISO	8,023,860	7,699,103	7,053,586
Director ISO	500,000	500,000	650,000
Employee Non-Statutory	2,261,800	88,486	-
Director Non-Statutory	1,750,000	950,000	-

Total	12,535,660	9,237,589	7,703,586

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

On March 30, 1995, the Company granted to the director of engineering, a non-qualified option to purchase up to 150,000 shares of common stock per year, or a total of 450,000 shares, during the period March 30, 1995 and ending March 31, 1999. The exercise price shall be $0.35 per share. The options did not “vest” until one year from the anniversary date. Deferred compensation of $472,500 was recorded on the transaction and is being amortized over the vesting period. The Company also granted the individual, incentive options to purchase 75,000 shares of common stock at an exercise price of $1.40 per share. The options originally expired on March 30, 1998, but were reissued on March 30, 1998 for two years.

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

At various dates during the year ended June 30, 2000, the Company issued to its officers and various employees incentive options to purchase 3,139,459 shares of common stock at prices ranging from $.23 to $4.38. The exercise price was established at the fair market value of the common stock at the date of grant for employees and 110% of the fair market value at the date of grant for officers, therefore no compensation was recorded on the issuance of the options. The officers’ options vested immediately, while the employees’ options vested one-third from the grant date, with one-third vesting each of the next two years. The options expired in five years from the grant date.

At various dates during the year ended June 30, 2001, the Company issued to its officers and various employees incentive options to purchase 1,915,700 shares of common stock at prices ranging from $.65 to $2.85. The exercise price was established as the fair market value of the common stock at the date of grant for employees and 110% of the fair market value at the date of grant for officers, therefore no compensation was recorded on

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(18)  STOCK OPTIONS (Continued)

the issuance of the options. The officers’ options vested immediately, while the employees’ options vested one-third from the grant date, with one-third vesting each of the next two years. The options expired in five years from the grant date.

In addition, on November 20, 2000 the Company granted to each director a stock option to purchase 50,000 shares (an aggregate of 150,000 shares) of the Company’s common stock at an exercise price of $.65 per share. The option expires in ten years and became exercisable on a quarterly pro-rata basis (12,500 shares) from the date of grant. The option is not intended to be an incentive stock option pursuant to Section 422 of the Internal Revenue Code.

At various dates during the year ended June 30, 2002, the Company issued to its officers and various employees incentive options to purchase 6,839,864 shares of common stock at prices ranging from $.50 to $.93. The exercise price was established as the fair market value of the common stock at the date of grant for employees and 110% of the fair market value at the date of grant for officers, therefore no compensation was recorded on the issuance of the options.

Vesting for certain of the officers’ options was immediately, while the other officers’ options and the employees’ options vested over varying periods up to three years from the date of grant. The options expire from four to ten years from the grant date.

In addition, on November 20, 2001 the Company granted to each director a stock option to purchase 100,000 shares (an aggregate of 300,000 shares) of the Company’s common stock at an exercise price of $.55 per share. The option expired in ten years and became exercisable on a quarterly pro-rata basis (25,000 shares) from the date of grant. The option was not intended to be an incentive stock option pursuant to Section 422 of the Internal Revenue Code.

At various dates during the year ended June 30, 2003, the Company issued to its officers and various employees incentive options to purchase 1,459,705 shares of common stock at prices ranging from $.19 to $.79. The exercise price was established as the fair market value of the common stock at the date of grant for employees and 110% of the fair market value at the date of grant for officers, therefore no compensation was recorded on the issuance of the options. Vesting for certain of the officers’ options was immediate, while the other officers’ options and the employees’ options vested over varying periods up to three years from the date of grant. The options expire from four to ten years from the grant date.

In addition, at various dates during the year ended June 30, 2003 the Company granted to each new director a stock option to purchase 100,000 shares (an aggregate of 400,000 shares) of the Company’s common stock at exercise price ranging from $.20 to $.25 per share. The option expires in ten years and became exercisable on a quarterly pro-rata basis (25,000 shares) from the date of grant. The option is not intended to be an incentive stock option pursuant to Section 422 of the Internal Revenue Code.

At various dates during the year ended June 30, 2004, the Company issued to its officers and various employees incentive options to purchase 1,576,620 shares of common stock at prices ranging from $.81 to $1.25. At various dates during the year ended June 30, 2004, the Company issued to various employees Non-Statutory options to purchase 31,748 shares of common stock at prices ranging from $.39 to $.78. The exercise price was established as the fair market value of the common stock at the date of grant for employees, and 110% of the fair market value at the date of grant for an officer, therefore no compensation was recorded on the issuance of the

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(18)  STOCK OPTIONS (Continued)

options. Vesting for certain of the officers’ options is immediate, while the other officers’ options and the employees’ options vested over varying periods up to five years from the date of grant. The options expire from four to ten years from the grant date.

In addition, at various dates during the year ended June 30, 2004, the Company issued to its Directors stock options to purchase 100,000 shares of the Company’s common stock at prices ranging from $1.03 to $1.11. At various dates during the year ended June 30, 2004, the Company issued to its Directors Non-Statutory options to purchase 700,000 shares of common stock at prices ranging from $.69 to $.88. The options expire in ten years and became exercisable on a quarterly pro-rata basis (50,000 shares) from the date of grant. Options issued to the Directors are not intended to be incentive stock options pursuant to Section 422 of the Internal Revenue Code.

At various dates during the year ended June 30, 2005, the Company issued to various employees and two consultants Non-Statutory options to purchase 4,253,159 shares of common stock at prices ranging from $.20 to $.44. The exercise price was established as the fair market value of the common stock at the date of grant for employees and 110% of the fair market value at the date of grant for an officer, therefore no compensation was recorded on the issuance of the options. Vesting for certain of the officers’ options was immediate, while the other officers’ options and the employees’ options vest over varying periods up to five years from the date of grant. The options expire from four to ten years from the grant date.

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

At various dates during the year ended June 30, 2006, the Company issued to various employees Non-Statutory options to purchase 532,855 shares of common stock at prices ranging from $.14 to $.30. The exercise price was established as the fair market value of the common stock on the date of grant for employees. Options granted during the fiscal year ended June 30, 2006 vest over varying periods from one year up to three years from the date of grant. The options expire ten years from the grant date.

At various dates during the year ended June 30, 2006, the Company issued to its Directors Non-Statutory options to purchase 800,000 shares of common stock at prices ranging from $.13 to $.14. The options expire in ten years and shall become exercisable on a quarterly pro-rata basis (50,000 shares) from the date of grant. Options issued to the Directors are not intended to be incentive stock options pursuant to Section 422 of the Internal Revenue Code.

For the fiscal year ending June 30, 2006, the total compensation for options recorded during was $632,558. We have $479,717 of non-cash unvested stock option compensation remaining to be expensed over the next three years. These unvested options are being expensed each quarter over the remaining vesting periods.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(18) STOCK OPTIONS (Continued)

The following table summarizes information about all of the stock options outstanding at June 30, 2006:

	Outstanding options			Exercisable options
		Weighted
		average
Range of		remaining	Weighted		Weighted
exercise prices	Shares	life (years)	avg. price	Shares	avg. price
$ .13 - 1.25	14,900,513	7.05	$ .52	11,428,110	$ .59
1.26 - 2.49	107,550	4.00	.56	107,550.56
2.50 - 2.85	1,000,000	4.00	2.85	1,000,000	2.85

$ .19 - 2.85	16,008,063	6.83	$ .67	12,535,660	$ .77

At June 30, 2006, the Company has issued options pursuant to four different stock option plans, which have been previously described. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans with respect to its employees.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(19) CONCENTRATION OF CREDIT RISK

During the year, the Company has maintained cash balances in excess of the Federally insured limits. The funds are with a major money center bank. Consequently, the Company does not believe that there is a significant risk in having these balances in one financial institution. The cash balance with the bank at June 30, 2006 was $1,467,687.

(20) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximated their fair values due to the short maturity of these instruments. The Company believes that its accounts receivable are fully collectible as recorded with the exception of one account where an allowance of $40,000 for doubtful account has been provided. The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At June 30, 2006 and 2005, the aggregate fair value of the Company’s debt obligations approximated its carrying value.

(21) COMMITMENTS AND CONTINGENCIES

In June 1998, IDSI signed an exclusive patent license agreement with Mr. Grable, which encompasses the technology for the CTLM®. Mr. Grable’s interests in the patent license agreement passed to his estate in August 2001. Mrs. Grable is the principal beneficiary of Mr. Grable’s estate. The term of the license is for the life of the Patent (17 years) and any renewals, subject to termination under specific conditions. The license agreement provides for a royalty based upon a percentage, ranging from 6% to 10%, of the dollar amount earned from each sale before taxes minus the cost of the goods sold and commissions or discounts paid. We are obligated to pay royalties based on the formula upon receiving PMA to market the CTLM® in the U.S. In addition, following issuance of the PMA, Mrs. Grable would be eligible for minimum royalties of $250,000 per year based on the sales of the products and goods in which the CTLM® patent is used.

On April 15, 2004, Mrs. Grable retired as CEO and Chairman of the Board. Pursuant to her Retirement Agreement the Company accrued the balance of her employment agreement through its expiration date of December 15, 2005 and as of June 30, 2005 that obligation was $128,333. The Company was also obligated to pay her health insurance to that date. The obligation ended on December 15, 2005.

On July 8, 2004, the Company entered into a three-year employment agreement with Timothy Hansen, its new Chief Executive Officer, commencing on July 26, 2004 at an annual salary of $210,000 and appointed him a Director of the Company.

On September 12, 2006, the Company entered into a one-year employment agreement effective August 30, 2006 with Allan L. Schwartz, our Executive Vice-President and Chief Financial Officer at an annual salary of $185,000.

On September 12, 2006, the Company entered into a one-year employment agreement with Deborah O’Brien, our Senior Vice-President an annual salary of $125,000. The agreement also provides for a $25,000 performance bonus opportunity.

The Company has entered into agreements with various distributors located throughout Europe, Asia and South America to market the CTLM® device. The terms of these agreements range from eighteen months to three years. The Company has the right to renew the agreements, with renewal periods ranging from one to five years.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(22) Selected Quarterly Financial Data (Unaudited)

Fiscal 2006
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005

Net Sales	$4,094	$-	$-	$671,750
Gross Profit	$(34,831)	$-	$-	$394,486
Operating Loss	$(1,404,524)	$(1,875,653)	$(2,021,665)	$(1,322,560)
Net loss applicable to
common shareholders	$(1,548,544)	$(2,074,702)	$(2,128,811)	$(1,410,665)

Net Loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted avg. no. of common shares,
Basic & Diluted	218,846,738	223,718,450	210,243,309	201,835,198

Cash and Cash Equivalents	$1,467,687	$930,956	$132,331	$348,565
Total Assets	$6,250,909	$5,885,950	$5,386,944	$5,700,738
Deficit accumulated during
the development stage	$(91,138,737)	$(89,590,193)	$(87,515,491)	$(85,386,680)
Stockholders' Equity	$5,651,916	$5,229,430	$4,507,579	$4,859,022

Fiscal 2005
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004

Net Sales	$-	$374,952	$-	$-
Gross Profit	$-	$208,267	$-	$-
Operating Loss	$(1,832,777)	$(1,514,569)	$(2,121,387)	$(1,661,806)
Net loss applicable to
common shareholders	$(1,579,466)	$(1,639,175)	$(2,256,934)	$(1,837,343)

Net Loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted avg. no. of common shares,
Basic & Diluted	185,636,553	187,800,485	183,133,979	176,855,811

Cash and Cash Equivalents	$765,523	$364,434	$538,097	$766,614
Total Assets	$5,608,004	$5,528,833	$5,507,562	$5,888,629
Deficit accumulated during
the development stage	$(83,976,015)	$(82,396,549)	$(80,757,374)	$(78,500,439)
Stockholders' Equity	$4,772,538	$4,262,030	$4,139,497	$4,493,573

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 21, 2005, we dismissed Margolies, Fink and Wichrowski as our independent registered public accounting firm. Margolies, Fink and Wichrowski and its predecessor firm, Margolies and Fink, had been the independent public accounting firm for and audited the financial statements of IDSI. for eleven years beginning with the fiscal year ended June 30, 1995 and ending with the fiscal year ended June 30, 2005. The reports of Margolies, Fink and Wichrowski on the financial statements of IDSI for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit for the two most recent fiscal years and in connection with Margolies, Fink and Wichrowski’s review of the subsequent interim periods preceding dismissal on September 21, 2005, there have been no disagreements between us and Margolies, Fink and Wichrowski on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Margolies, Fink and Wichrowski would have caused them to make reference in their report on our financial statements for those fiscal years or interim periods. During fiscal years 2004 and 2005 and the subsequent interim period prior to our engagement of Sherb & Co. LLP (“Sherb”), we had no reportable events (as defined in Item 304(a) (1) of Regulation S-K).

The decision to change auditors was made by the Audit Committee of the Board of Directors. The selection of Sherb & Co., LLP with offices in New York and Florida to serve as our independent registered public accounting firm was made by the Audit Committee and their appointment was approved by our Board of Directors.

On October 3, 2005, we engaged Sherb & Co., LLP to serve as our independent registered public accounting firm, effective October 3, 2005. During the two years ended June 30, 2005 and through September 30, 2005, neither we nor anyone on our behalf consulted with Sherb regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Sherb provided to us a written report or oral advice regarding such accounting principles or audit opinion.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Imaging Diagnostic Systems, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company's internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of June 30, 2006 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of June 30, 2006.

The Company’s external auditors, Sherb & Co. LLP, have audited the Company’s financial statements for the year ended June 30, 2006 included in this annual report on Form 10-K and, as part of that audit, have issued a report on management's assessment of internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

/s/ Timothy B. Hansen
Chief Executive Officer and Director

/s/ Allan L. Schwartz
Executive Vice President, Chief Financial Officer and Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Imaging Diagnostic Systems, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Controls over Financial Reporting appearing under Item 9A, that Imaging Diagnostic Systems, Inc. maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Imaging Diagnostic Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Imaging Diagnostic Systems, Inc. maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Imaging Diagnostic Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet and the related statement of operations, stockholders’ equity, and cash flows of Imaging Diagnostic Systems, Inc., and our report dated August 21, 2006 expressed an unqualified opinion.

/s/  SHERB & CO, LLP

Certified Public Accountants

Boca Raton, Florida
August 21, 2006

Item 9B. Other Information

None.

The remainder of this page is intentionally blank.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning our directors and executive officers:

Name*	Age	Position	Year Elected or Appointed

Tim Hansen	62	Chief Executive Officer and Director	2004

Allan L. Schwartz	64	Executive Vice-President, Chief	1994
		Financial Officer and Director

Deborah O’Brien	42	Senior Vice-President	2003

Sherman Lazrus	73	Director	2002

Patrick J. Gorman	52	Director	2003

Edward Rolquin	77	Director	2003

Jay S. Bendis	59	Director	2003

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

Deborah O’Brien
Deborah O’Brien was appointed Senior Vice President on September 15, 2003. Ms. O’Brien has been employed at IDSI since 1995. During her tenure, she has held the positions of Director of Investor Relations, Vice President of Corporate Communications and most recently, since September 2001, Vice President of Business Development. Her responsibilities have included developing and executing a strategic corporate communications campaign, managing internal communications, outside public relations, marketing, and clinical applications. In addition, Ms. O’Brien was directly responsible for the development and establishment of consumer and industry awareness of our CTLM® System via a media outreach which targeted industry publications, national network television, radio, nationally-circulated publications and high traffic internet sites. As Vice President of Business Development, she was closely involved with various regulatory and marketing projects and played an integral role in the development and preparation of our PMA Application. She also supervised and managed the collection of clinical data for the PMA process. Prior to joining IDSI, she worked for seven years in the financial arena, managing investor accounts, and in the medical device industry, marketing medical equipment. Ms. O’Brien began her career in the mortgage loan industry as an account executive with Citibank.

Sherman Lazrus
Mr. Lazrus has been a Director since December 2002 and serves as a member of the Compensation Committee. On April 15, 2004, the Board of Directors appointed him Co-Chairman of the Board. He has enjoyed a distinguished career with nearly 40 years’ experience in government and private sector health care and health care finance. He is currently a member of Diasys Corporation (DYXC) Board of Directors. From December 1998 to August 2006, Mr. Lazrus served Emergency Filtration Products, Inc., Las Vegas, NV (OTCBB: EMFP) as a Director, Interim Chief Executive Officer and Chairman of the Board of Directors. Mr. Lazrus presently also serves as President of American Medical Capital, a division of American Medical Enterprises, LLC located in Bethesda, Maryland, a financial services and investment banking company specializing in the healthcare industry, a position he has held since 1991. Mr. Lazrus was initially employed with the Federal Government and while at the Department of Health, Education and Welfare in 1964 he was involved with the development of the Medicare and Medicaid Programs and served as the Director of Policy Coordination for the two programs. Also while employed by the Federal Government, Mr. Lazrus served from 1965 to 1966 in the office of the Director of the National Institute of

Health and was involved in planning activities in areas involving biomedical research. He later administered the Social Security Administration’s Disability Insurance Research Programs as Director of Program Analysis. Mr. Lazrus’s final Federal Government position encompassed the administration of the military health care system serving as the Deputy Assistant Secretary of Defense from 1974 to 1976. In this position he was the Federal Government’s senior career health official. Mr. Lazrus also served in the State of Maryland’s Governor’s office as Director of the Governor’s Study Group on Vocational Rehabilitation from 1966 to 1968 and later developed a comprehensive human services delivery system for the City of Washington, D.C. from 1968 to 1972. While in the private sector, Mr. Lazrus from 1976 to 1978 was Vice President of American Medical International Inc., a major NYSE hospital corporation, which owned and operated numerous hospitals around the world. The company is now known as Tenet Healthcare Corporation. As a developer Mr. Lazrus was responsible for the development of various Washington D.C. area office buildings, shopping centers, industrial warehouses and residential communities. Mr. Lazrus attended George Washington University where he received A.A., B.A. and M.B.A. degrees.

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

Jay S. Bendis
Mr. Bendis of Akron, Ohio, has been a Director since February 2003 and serves as a member of the Audit Committee and is Chairman of the Compensation Committee. On April 15, 2004, the Board of Directors appointed him Co-Chairman of the Board. He has over 30 years experience in sales and marketing and is currently President of Transfer Technology Consultants, Akron, OH, where he specializes in transferring new product concepts through to commercialization working with established and start-up companies in both domestic and international markets. Mr. Bendis is also President and CEO of Clinical Analysis Corp. which has developed a portable, handheld chemistry analyzer for patient point of care testing. He was the Managing Partner of the Crystal Corridor Group, Hudson, OH, which works with Kent State University’s Liquid Crystal Institute in facilitating liquid crystal technology. From 1995 to 2000, Mr. Bendis was Vice President of Sales and Marketing and a Director of American Bio Medica Corp. a public company in Kinderhook, NY, which develops and markets on-site drug abuse diagnostic kits. From 1993 to 1999, he was the President and co-founder of Emerging Technology Systems, Akron, OH, which is a research and development company specializing in developing new concept medical devices. From 1990 to 1992, he was a co-founder and Vice President of Sales and Marketing and a Director for Scientific Imaging

Instruments of Trumbull, CT. From 1985 to 1990, he served as National Sales Manager of the XANAR Laser Corp., Colorado Springs, CO, a division of Johnson & Johnson, where he directed its national sales force and developed its marketing strategy for integrating high power lasers into the hospital market. From 1979 to 1984, he was the Sales and Marketing Manager for the IVAC Corp., San Diego, CA, a division of Eli Lilly Corp. and has had sales and management experiences with XEROX and A.M. International. He has also served as a member of the Edison BioTechnology Center Advisory Council for the State of Ohio. Mr. Bendis presently serves as a director of Aduromed Corp. (GDVC) and also serves on the Boards of several private companies. He earned his B.A. in Marketing/Management from Kent State University.

Audit Committee
The Board of Directors has elected Patrick J. Gorman as Chairman of the Audit Committee. In addition, the Board has determined that Mr. Gorman is an “audit committee financial expert,” as defined under new SEC regulations, who is independent of management of the Company. Jay S. Bendis also serves as a member of the Audit Committee.

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

Compensation of Directors
Each director who is not an employee of the Company receives a quarterly retainer of $3,000 and $800 per diem fees for days in which a Board meeting is attended or a non-employee board member is otherwise required to visit the Company or spend a significant amount of a day on Company matters. The Co-Chairmen receive a quarterly retainer of $5,000 each, which includes their services as Chairman of the Audit Committee and Compensation Committee, respectively. Non-employee directors are also reimbursed for travel expenses. In October 2004, the Compensation Committee made a proposal to raise the daily workshop fee from $600 to $800 per day, to raise the quarterly retainers of directors from $2,000 to $3,000, and to raise the Co-Chairman’s quarterly retainers from $2,000 to $5,000. The Committee further proposed that any new directors appointed by the Board or elected by the shareholders shall receive an initial grant of 100,000 options for the first year of service, $3,000 quarterly retainer and $800 per day for workshop days. The Board voted in favor of the proposal. The increased director compensation became effective on October 1, 2004. In December 2003, the Board voted to increase the amount of options that non-employee directors are eligible to receive from 100,000 to 200,000 shares per year, vesting at 50,000 shares per quarter of service to the Company. The new option structure took effect on each non-employee director’s respective anniversary date and will continue for future director option grants. The option price was at the Fair Market Value (FMV) on each respective director’s anniversary date. All future options will be granted under the 2004 Non-Statutory Stock Option Plan, which was adopted on March 24, 2004 by the stockholders at our annual meeting.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended June 30, 2006.

Item 11. Executive Compensation
The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers for services rendered to us during fiscal 2006, 2005 and 2004. No other person during these years, who served as one of our executive officers, had a total annual salary and bonus in excess of $100,000. Also, see “Stock Option Plan-Option Grants in Last Fiscal Year”.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation

Name & Principal			Other Annual	Restricted	Shares Underlying
Position	Fiscal Year	Salary	Compensation(5)	Stock Awards	Options Granted
Linda B. Grable(1)	2004	$347,594	$11,500
	2005	$280,000
	2006	$128,333

Timothy B. Hansen,	2005	$194,423		$38,000	3,000,000
CEO and Director(2)	2006	$210,000

Allan L. Schwartz,	2004	$184,219	$11,500		500,000
Exec. V.P., CFO and	2005	$199,784			500,000
Director(3)	2006	$185,000			100,000

Edward R. Horton	2004	$114,400	$5,750
COO(6)	2005	$123,675			175,000
	2006	$50,320

Deborah O’Brien	2004	$92,542	$11,500		302,000
Senior V. Pres. (4)	2005	$99,750
	2006	$112,169

(1)
Ms. Grable, our former CEO and Director, retired on April 15, 2004. Under her retirement agreement Ms. Grable was entitled to receive her $280,000 annual salary through December 15, 2005. Salary recorded for f/y 2004 includes $47,704 in accrued wages payable as of 6/30/02 to Linda B. Grable as heir to the estate of Richard J. Grable and $19,890 in accrued wages payable as of 6/30/02 to Linda B. Grable.

(2)	Mr. Hansen commenced employment on July 26, 2004. Restricted stock awards for f/y 2005 include $38,000 of non-cash compensation for sign-on bonus in restricted stock.
(3)
Salary recorded for Mr. Schwartz in f/y 2005 includes base salary of $185,000 plus $5,179 as additional wages while serving as Interim CEO and $9,605 vacation pay. Salary recorded for f/y 2004 includes base salary of $154,329 plus $19,890 in accrued wages payable as of 6/30/02 and $10,000 additional wages while serving as Interim CEO.

(4)
Ms. O’Brien was appointed Senior Vice President on September 15, 2003. Salary recorded for f/y 2005 includes base salary of $95,000 plus $4,750 vacation pay. Salary recorded for f/y 2006 includes base salary of $95,000 and $17,169 as additional pay for duties previously performed by our former COO, Mr. Horton.

(5)	Other Annual Compensation reflects non-cash compensation for holiday stock bonuses which was previously included in the total amount of salaries paid to executive officers in 2004.
(6)	Mr. Horton voluntarily resigned on October 31, 2005.

Employment Agreements
At a special meeting of the Board of Directors held on August 28, 2001 the Board, with Mrs. Grable abstaining, voted to grant a death benefit of one year’s salary ($286,225) to Richard Grable’s beneficiary in recognition of his services as a co-founder, CEO and inventor of the CTLM®. On April 15, 2004, we paid the balance due of this death benefit to Linda Grable, as beneficiary of Richard Grable.

On August 15, 2001, we entered into a three-year employment agreement with Edward Horton, our Chief Operating Officer at an annual salary of $110,000. The COO was also granted 500,000 incentive stock options at an exercise price of $.77 per share, the fair market value at the date of the grant, which vested ratably over the three-year period. Upon the expiration of his employment agreement on August 15, 2004, we entered into a one-year employment agreement with Mr. Horton at an annual salary of $125,000. He was also granted 175,000 non-statutory stock options at an exercise price of $.28, the fair market value at the date of the grant, which will vest at the end of the one-year period. Mr. Horton voluntarily resigned on October 31, 2005.

On December 1, 2001, we entered into a new three-year employment agreement with Linda Grable. Under this agreement, Ms. Grable received an annual base salary of $280,000. Ms. Grable received incentive options to purchase up to an aggregate of 2,250,000 shares of our common stock at an exercise price of $.60 per share. The incentive stock options were scheduled to vest at 750,000 shares per year starting December 1, 2002. In addition, she received a car allowance of $500 per month. On April 15, 2004, Ms. Grable retired as CEO and Chairman of the Board. As part of her Retirement Agreement, the Board of Directors agreed to pay out the remainder of her employment agreement and continue coverage of her health insurance through its expiration on December 15, 2005. The total amount due for the unexpired term of her agreement was $466,667 (based on her salary of $280,000 per year). Payments were made on our normal payroll schedule. The payments continued through December 15, 2005, at which time all obligations were satisfied.

On September 15, 2003, we entered into a three-year employment agreement with Deborah O’Brien, our Senior Vice-President at an annual salary of $95,000. The Senior Vice-President was also granted 302,000 incentive stock options at an exercise price of $1.13 per share, the fair market value at the date of the grant, which will vest ratably over the three-year period. On September 12, 2006, we entered into a one-year employment agreement with Ms. O’Brien at an annual salary of $125,000. The Senior Vice-President was also granted a $25,000 performance bonus opportunity and 250,000 non-statutory stock options at an exercise price of $.114 per share, the fair market value at the date of the grant, which will vest in one year.

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

On August 30, 2004 Allan L. Schwartz, our Executive Vice-President and Chief Financial Officer, entered into a one-year Employment Extension Agreement, which provided for an annual salary of $185,000 and options to purchase up to an aggregate of 500,000 shares of our common stock at an exercise price of $.30 per share, in accordance with our 2004 Non-Statutory Stock Option Plan. These options vested on August 30, 2005. On September 12, 2005, we entered into a one-year employment agreement effective August 30, 2005 with Mr. Schwartz, at an annual salary of $185,000. Mr. Schwartz was also granted 100,000 non-statutory stock options at an exercise price of $.20 per share, the fair market value at the date of the grant, which will vest on August 30, 2006. On September 12, 2006, we entered into a one-year employment agreement effective August 30, 2006 with Mr. Schwartz at an annual salary of $185,000. Mr. Schwartz was also granted 250,000 non-statutory stock options at an exercise price of $.114 per share, the fair market value at the date of the grant, which will vest on August 30, 2007.

The following table sets forth certain information with regard to the Options granted by the Company to executive management for the fiscal year ended June 30, 2006. Timothy Hansen, Allan L. Schwartz, Edward Horton (resigned) and Deborah O’Brien did not exercise any options during fiscal 2006.

Option Grants in Last Fiscal Year

No. of
	Securities	% of Total
	Underlying	Options Granted	Exercise of	Market Price
	Options	to Employees In	Base Price	On Date of	Expiration
Name	Granted	Fiscal Year	($/Share)	Grant	Date
Allan L. Schwartz	100,000	7.5%	$.20	$.20	9/12/2015

Stock Option Plans
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

On February 4, 2004, the Board of Directors adopted our 2004 Non-Statutory Stock Option Plan (the “2004 Plan”), which was adopted by the shareholders on March 24, 2004 at our annual meeting to provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company and its subsidiaries. The maximum number of options that may be granted under the 2004 Plan shall be options to purchase 8,432,392 shares of Common Stock (5% of our issued and outstanding common stock as of February 4, 2004). Options may be granted under the 2004 Plan for up to 10 years after the date of the 2004 Plan. The 2004 Non-Statutory Stock Plan replaced the 2002 Incentive and Non-Statutory Stock Option Plan.

On August 24, 2005, the Board Of Directors resolved that the Company’s 1995, 2000, 2002 and 2004 Stock Option Plans and Stock Options Agreements that were entered into pursuant to these plans, be amended to increase the post-termination exercise period following the termination of the Optionee’s employment/directorship or in the event of change of control of the Company, to be three years from the date of termination or change of control, subject to those options that were vested as of the date of termination or change of control and subject to the original term of the option, which ever time is less.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table shows the beneficial ownership of our common stock as of September 12, 2006 regarding:

· each person that we know of who beneficially owns more than 5% of the outstanding shares of our common stock,
· each current director and executive officer, and
· all executive officers and directors as a group.

Name and Address	Number of Shares Owned	% of Outstanding
of Beneficial Owner	Beneficially (1)(2)	Shares of Common Stock

Linda B. Grable	19,660,274(3)	7.9%

Timothy B. Hansen	1,850,000(4)	0.8%
6531 NW 18th Court
Plantation, FL 33313

Allan L. Schwartz	6,988,852(5)	2.8%
6531 NW 18th Court
Plantation, FL 33313

Deborah O’Brien	1,035,000(6)	0.4%
6531 NW 18th Court
Plantation, FL 33313

Sherman Lazrus	650,000(7)	0.3%

Patrick J. Gorman	1,416,160(8)	0.6%

Edward Rolquin	610,000(7)	0.2%

Jay S. Bendis	665,000(7)	0.3%

All officers and directors	13,215,012(9)	5.4%
as a group (7 persons)

All beneficial owners	32,875,286(10)	13.3%
Listed above (8 persons)

(1)
Except as indicated in the footnotes to this table, based on information provided by such persons, the persons named in the table above have sole voting power and investment power with respect to all shares of common stock shown beneficially owned by them.

(2)
Percentage of ownership is based on 247,676,633 shares of common stock outstanding as of September 12, 2006 plus each person’s options that are exercisable within 60 days. Shares of common stock subject to stock options that are exercisable within 60 days as of September 12, 2006 are deemed outstanding for computing the percentage of that person and the group.

(3)	Based on the last filing of record includes 3,250,000 shares subject to options and 16,410,274 shares owned by Linda B. Grable. Ms. Grable retired on April 15, 2004.
(4)	Mr. Hansen was issued 100,000 restricted shares pursuant to his employment agreement dated July 8, 2004. Includes 1,750,000 shares subject to options.
(5)	Includes 2,600,000 shares subject to options and 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.
(6)	Includes 525,000 shares subject to options.

(7)	Includes 650,000 shares of options owned by Sherman Lazrus, 600,000 shares of options owned by Edward Rolquin and 600,000 shares of options owned by Jay S. Bendis.

(8)	Includes 650,000 shares subject to options and 183,356 shares owned by the wife of Patrick J. Gorman, Diana Gorman, of which he disclaims beneficial ownership.

(9)
Includes 7,375,000 shares subject to options held by, Timothy Hansen, Allan Schwartz, Deborah O’Brien, Sherman Lazrus, Patrick J. Gorman, Edward Rolquin and Jay S. Bendis. Also includes 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership and 183,356 shares owned by the wife of Patrick J. Gorman, Diana Gorman, of which he disclaims beneficial ownership.

(10)	Includes all of the shares in footnote 9 plus 3,250,000 shares subject to options held by Linda B. Grable.

Dividend Policy
To date, we have not declared or paid any dividends with respect to our common stock, and the current policy of the Board of Directors is to retain any earnings to provide for our growth. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

Item 13. Certain Relationships and Related Transactions

The late Richard and Linda Grable were husband and wife. Mrs. Grable continues to control a substantial portion of our outstanding stock.

In June 1998, IDSI signed an exclusive patent license agreement with Richard Grable. The term of the license is for the life of the patent (17 years) and any renewals, subject to termination under specific conditions. As consideration for this license, we issued Mr. Grable 7,000,000 shares of common stock and granted a royalty ranging from 6% to 10% of the dollar amount earned from each CTLM® sale before taxes minus the cost of the goods sold and commissions or discounts paid. The royalty provisions do not apply to any sales prior to receipt of the PMA for the CTLM®. In addition, following issuance of the PMA, IDSI Mr. Grable would be paid a minimum royalty of at least $250,000 per year. Mr. Grable’s interest in the patent license agreement passed to his estate, of which Linda Grable is the principal beneficiary.

As part of Linda Grable’s Retirement Agreement of April 15, 2004, the Board of Directors agreed to pay out the remainder of her employment agreement and continue coverage of her health insurance through its expiration on December 15, 2005. The total amount due for the unexpired term of her agreement was $466,667 (based on her salary of $280,000 per year). Payments were made on our normal payroll schedule. The obligation ended on December 15, 2005.

Item 14. Principal Accounting Fees and Services

For the Fiscal Years ended June 30, 2006 and 2005, we paid audit fees totaling $59,292 and $30,508 respectively, and paid fees for tax services totaling $2,000 and $2,000 respectively.

Item 15.Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

3.3	Amendment to Articles of Incorporation (Designation of Series B Convertible Preferred Shares). Incorporated by reference to our Registration Statement on Form S-1 dated July 1, 1997.
3.4	Amendment to Articles of Incorporation (Designation of Series C Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated October 15, 1997.
3.5	Amendment to Articles of Incorporation (Designation of Series D Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated January 12, 1998.
3.6	Amendment to Articles of Incorporation (Designation of Series E Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated February 19,1998.
3.7	Amendment to Articles of Incorporation (Designation of Series F Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated March 6, 1998.
3.8	Amendment to Articles of Incorporation (Designation of Series H Convertible Preferred Shares).
Incorporated by reference to our Registration Statement on Form S-2 File Number 333-59539.
3.9	Certificate of Dissolution - is incorporated by reference to Exhibit (3)(a) of our Form 10-KSB for the fiscal year ending June 30, 1995.
3.10	Articles of Incorporation and By- Laws (New Jersey) -are incorporated by reference to Exhibit 3 (i) of our Form 10-SB, as amended, file number 0-26028, filed on May 6, 1995 ("Form 10-SB").
3.11	Certificate and Plan of Merger - is incorporated by reference to Exhibit 3(i) of the Form 10-SB.
3.12	Certificate of Amendment - is incorporated by reference to Exhibit 3(i) of the Form 10-SB.
3.13	Amended Certificate of Amendment-Series G Designation.
3.14	Certificate of Amendment-Series I Designation
3.15	Amended Certificate of Amendment-Series B Designation
3.16	Certificate of Amendment-Series K Designation. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
10.2	Patent Licensing Agreement. Incorporated by reference to our Registration Statement on Form S-2, File Number 333-59539.
10.3	Incentive Stock Option Plan - is incorporated by reference to Exhibit 10(b) of the Form 10-SB.
10.60	Employment Agreement with Deborah O’Brien, Senior Vice President dated September 15, 2003.
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

10.68
One-Year Employment Agreement with Allan L. Schwartz, Executive Vice President and Chief Financial Officer dated September 12, 2005. Incorporated by reference to our Form 10-K filed on September 13, 2005.

10.69
Fifth Private Equity Credit Agreement between IDSI and Charlton Avenue LLC dated March 21, 2006 with all exhibits. Incorporated by reference to our Form S-1, File Number 333-132664 filed on March 23, 2006.

10.70
License Agreement dated as of June 16, 2006, as amended as of August 30, 2006, between Bioscan, Inc. and Imaging Diagnostic Systems, Inc. Incorporated by reference to our Form 8-K, filed on September 5, 2006.

10.71	One-Year Employment Agreement with Allan L. Schwartz, Executive Vice President and Chief Financial Officer dated September 12, 2006.
10.72	One-Year Employment Agreement with Deborah O’Brien, Senior Vice President dated September 12, 2006.
14.1	Code of Ethics for Senior Financial Officers
31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Signatures	Title	Date

/s/Timothy B. Hansen	Chief Executive Officer	September 13, 2006
Timothy B. Hansen	and Director

/s/Allan L. Schwartz	Director, Executive Vice-President,	September 13, 2006
Allan L. Schwartz	and Chief Financial Officer
(Principal Accounting and Financial
Officer)

/s/ Jay S. Bendis	Co-Chairman of the Board	September 13, 2006
Jay S. Bendis	and Director

/s/ Patrick J. Gorman	Co-Chairman of the Board	September 13, 2006
Patrick J. Gorman	and Director

/s/ Sherman Lazrus	Director	September 13, 2006
Sherman Lazrus

/s/ Edward Rolquin	Director	September 13, 2006
Edward Rolquin