Form 10-Q
period 2006-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2006-11-09
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The number of shares outstanding of each of the issuer’s classes of equity as of September 30, 2006: 252,127,672 shares of common stock, no par value. As of September 30, 2006, the issuer had no shares of preferred stock outstanding.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheet

Assets

	Sept. 30, 2006	Jun. 30, 2006
Current assets:	Unaudited	*
Cash	$542,322	$1,467,687
Accounts receivable, net of allowances for
doubtful accounts of $40,000	311,011	432,084
Loans receivable	69,817	73,617
Inventories, net of reserve of $108,000	1,917,138	1,891,904
Prepaid expenses	96,960	42,846

Total current assets	2,937,248	3,908,138

Property and equipment, net	2,006,036	2,035,183
Intangible assets, net	299,044	307,588

Total assets	$5,242,328	$6,250,909

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$603,645	$558,993
Customer deposits	50,982	40,000
Short term debt	-	-

Total current liabilities	654,627	598,993

Stockholders equity:
Common Stock	95,049,574	94,560,316
Additional paid-in capital	2,330,830	2,230,337
Deficit accumulated during development stage	(92,792,703)	(91,138,737)

Total stockholders' equity	4,587,701	5,651,916

Total liabilities and stockholders' equity	$5,242,328	$6,250,909

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
A Development Stage Company
(Unaudited)
Condensed Statements of Operations

	Three Months Ended		Since Inception
	September 30,		(12/10/93) to
	2006	2005	Sept. 30, 2006
Net Sales	$19,862	$671,750	$1,987,954
Cost of Sales	5,184	277,264	851,929

Gross Profit	14,678	394,486	1,136,025

Operating Expenses:
General and administrative	$703,419	$928,685	$47,656,589
Research and development	553,773	461,506	16,851,308
Sales and marketing	302,937	250,713	6,041,134
Inventory valuation adjustments	31,201	34,740	3,949,615
Depreciation and amortization	43,663	41,402	2,640,578
Amortization of deferred compensation	-	-	4,064,250

	1,634,993	1,717,046	81,203,474

Operating Loss	(1,620,315)	(1,322,560)	(80,067,449)

Gain on sale of fixed assets	-	-	3,146
Interest income	5,607	1,531	288,540
Other income	-	-	431,462
Interest expense	(39,258)	(89,636)	(6,600,642)

Net Loss	(1,653,966)	(1,410,665)	(85,944,943)

Dividends on cumulative Pfd. stock:
From discount at issuance	-	-	(5,402,713)
Earned	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(1,653,966)	$(1,410,665)	$(92,792,703)

Net Loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.79)

Weighted average number of
common shares outstanding:
Basic and diluted	248,208,822	201,835,198	117,884,426

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows

	Three Months		Since Inception
	Ended September 30,		(12/10/93) to
	2006	2005	Sept. 30, 2006
Cash flows from operations:
Net loss	$(1,653,966)	$(1,410,665)	$(85,944,943)
Changes in assets and liabilities	284,573	(137,937)	26,760,137
Net cash used in operations	(1,369,393)	(1,548,602)	(59,184,806)

Cash flows from investing activities:
Proceeds from sale of property & equipment	-	-	29,961
Capital expenditures	(5,972)	(12,526)	(7,255,223)
Net cash used in investing activities	(5,972)	(12,526)	(7,225,262)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Other financing activities - NET	-	-	5,835,029
Proceeds from issuance of preferred stock	-	-	18,039,500
Net proceeds from issuance of common stock	450,000	1,144,171	43,128,150

Net cash provided by financing activities	450,000	1,144,171	66,952,390

Net increase (decrease) in cash	(925,365)	(416,957)	542,322

Cash, beginning of period	1,467,687	765,523	-

Cash, end of period	$542,322	$348,566	$542,322

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2007. These condensed financial statements have been prepared in accordance with Financial Accounting Standards No. 7 (FAS 7), Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on September 13, 2006. Certain reclassifications have been made to the prior year to conform to current year presentation.

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

NOTE 2 - GOING CONCERN

Imaging Diagnostic Systems, Inc. (IDSI) is a development stage enterprise and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. IDSI has yet to generate a positive internal cash flow, and until significant sales of our product occur, we are dependent upon debt and equity funding. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations, which would materially impact our ability to continue as a going concern. Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for capital requirements to date. We have relied on raising additional capital through our Fifth Private Equity Credit Agreement or other sources of financing; however, in the event we are unable to draw from this private equity line, alternative financing will be required to continue operations. There is no assurance that, if and when Food and Drug Administration (“FDA”) marketing clearance is obtained, the CTLM® will achieve market acceptance or that we will achieve a profitable level of operations.

We currently manufacture and sell our sole product, the CTLM® - Computed Tomography Laser Mammography. We are appointing distributors and installing collaboration systems as part of our global commercialization program. We have sold 13 systems as of September 30, 2006; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues. We are attempting to create increased product awareness as a foundation for developing markets through an international distributor network. We may be able to exit FAS 7 Development Stage Enterprise reporting upon two successive quarters of sufficient revenues such that we would not have to utilize other funding to meet our quarterly operating expenses.

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	Sept. 30, 2006	June 30, 2006
Raw materials consisting of purchased parts, components and supplies	$874,746	$845,516
Work-in-process including units undergoing final inspection and testing	140,778	139,462
Finished goods	1,009,614	1,014,926

Sub-Total Inventories	$2,025,138	$1,999,904

Less Inventory Reserve	(108,000)	(108,000)

Total Inventory - Net	$1,917,138	$1,891,904

We routinely review Inventory for parts that have become obsolete or in excess of our business requirements. For the fiscal year ending June 30, 2006 we estimated $108,000 of Inventory that was in excess of our requirements, which was recorded as Inventory Reserve.

NOTE 4 - REVENUE RECOGNITION

We recognize revenue in accordance with the guidance provided in SEC Staff Accounting Bulletin No. 104. We sell our medical imaging products, parts, and services to independent distributors and in certain unrepresented territories directly to end-users. Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery has occurred such that title and risk of loss have passed to the buyer or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonable assured. Unless agreed otherwise, our terms with international distributors provide that title and risk of loss passes F.O.B. origin.

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

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. We adopted the provisions of SFAS No.154, as applicable, at the beginning of fiscal year 2007, and the adoption did not have a material affect on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 as required. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for periods ending after November 15, 2006. The Company will adopt SAB 108 as required.

NOTE 6 - STOCK-BASED COMPENSATION

Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation issued to our employees using the intrinsic value method. Accordingly, compensation cost for stock options issued was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. The pro forma net earnings per share amounts were reported as if the fair value method had been used. As awards were granted at an exercise price equal to the market value of the underlying common stock on the date of the grant, no stock-base compensation cost was reflected in net income prior to July 1, 2005. Effective July 1, 2005, the Company adopted SFAS 123(R) “Share-Based Payment” and began recognizing compensation expense for its stock based payments based on the fair value of the rewards under the modified prospective application method.

For purposes of the following disclosures the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended September 30, 2006: no dividend yield; expected volatility of 69.95%; risk-free interest rate of 4%; and an expected eight-year term for options granted. For the quarter ending September 30, 2006, the net income and earnings per share reflect the actual deduction for option expense as a non-cash compensation expense.

Stock-based compensation expense for the first quarter ending September 30, 2006 was $100,492 compared to $263,304 for the corresponding period in 2005.

The weighted average fair value per option at the date of grant during the three months ended September 30, 2006 and 2005, using the Black-Scholes Option-Pricing Model was $.1156 and $.2083, respectively. Assumptions were as follows:

	Three Months Ended
	September 30,
	2006	2005
Expected Volatility(1)	69.95%	71.45%
Risk Free Interest Rate(2)	4%	4%
Expected Term(3)	8 yrs	8 yrs

(1) We calculate expected volatility through a mathematical formula using the last day of the week’s closing stock price for the previous 61 weeks prior to the option grant date. The expected volatility for the three months ending September 30, 2006 and 2005 in the table above are weighted average calculations.

(2) The Company set its risk-free interest rate for stock option expensing at 4%. If a significant increase or decrease occurs in the zero coupon rate of the U.S Treasury Bond, a new rate will be set. The increase in the risk-free interest rate will increase compensation expense.

(3) Our expected term assumption of eight years was based upon the guidance provided by SEC Staff Accounting Bulletin 107 enabling us to use the simplified method for “plain vanilla” options for this calculation. This provision may be used for grants made on or before December 31, 2007.

NOTE 7 - COMMON STOCK ISSUANCES - PRIVATE EQUITY CREDIT AGREEMENT

During the first quarter ending September 30, 2006, we raised a total of $450,000 after expenses through the sale of 4,451,039 shares of common stock to Charlton Avenue LLC (Charlton). For the three months ended September 30, 2006, we recorded a total of $39,258 of deemed interest expense as a result of the 7% discount off the market price under the Fifth Private Equity Credit Agreement. The interest was paid to Charlton with common shares. See Item 5. Other Information - “Financing/Equity Line of Credit”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion of the financial condition and results of operations of Imaging Diagnostic Systems, Inc. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations; the Condensed Financial Statements; the Notes to the Financial Statements; the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which are incorporated herein by reference; and all our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report. This quarterly report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements. Factors that could cause actual results to materially differ include, without limitation, the timely and successful completion of our U.S. Food and Drug Administration (“FDA”) pre-market approval (“PMA”) clinical trials; the timely and successful submission of our PMA application to the FDA; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing utilizing our Private Equity Credit Agreement or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future. These risks and uncertainties include, but are not limited to, those described above or elsewhere in this quarterly report. All forward-looking statements and risk factors included in this document or incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, are made as of the date of this report based on information available to us as of the date of this report, and we assume no obligation to update any forward-looking statements or risk factors. You are cautioned not to place undue reliance on these forward-looking statements.

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

As of the date of this report we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through September 30, 2006 of approximately $92,792,703 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA Pre-Market Approval (“PMA”) process, and the costs associated with advanced product development activities. There can be no assurances that we will obtain the PMA, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

Critical accounting policies are defined as those involving significant judgments and uncertainties which could potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of the financial condition and results of operations. We believe the accounting policy described below meets these characteristics. All significant accounting policies are more fully described in the notes to the financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2006.

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

RESULTS OF OPERATIONS

SALES AND COST OF SALES

We are continuing to develop our international markets through our global commercialization program. In the quarter ended September 30, 2006, we recorded revenues and Cost of Sales of $19,862 and $5,184 respectively, representing a decrease in revenues of $651,888 and a decrease in Cost of Sales of $272,080 from the corresponding period in 2005. No new CTLM® Systems were sold in the quarter ended September 30, 2006. See Item 5. Other Information - “Other Recent Events”

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the three months ended September 30, 2006, were $703,419 representing a decrease of $225,266 or 24%, from $928,685 in the corresponding period in 2005. Of the $703,419, compensation and related benefits comprised $489,372 (70%), compared to $630,451 (68%) during the three months ended September 30, 2005. Of the $489,372 and $630,451 compensation and related benefits, $83,612 and $211,157, respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $225,266 is primarily due to decreases of $141,079 in compensation and related benefits primarily due to a reduced amount of stock option expense; $69,789 in consulting expenses as a result of less reliance on outside consultants and no placement fees paid for new hires; and $24,481 in proxy service expenses as a result of not incurring any proxy expense during the current quarter.

We do not expect a material increase in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

RESEARCH AND DEVELOPMENT

Research and development expenses during the three months ended September 30, 2006, were $553,773 representing an increase of $92,267 or 20%, from $461,506 in the corresponding period in 2005. Of the $553,773, compensation and related benefits comprised $379,286 (68%), compared to $358,103 (78%). Of the $379,286 and $358,103 compensation and related benefits, $10,393 and $43,900, respectively, were due to non-cash compensation related to expensing stock options.

The three-month increase of $92,267 is primarily due to increases of $21,183 in compensation and related benefits as a result of wage increases; $10,956 in research and development expenses due to the costs associated with our research collaboration with Florida International University (FIU); $27,957 in legal patent expenses as a result of new patent filings; and $29,205 in clinical expenses due to costs associated with our PMA clinical trials.

We expect a significant increase in research and development expenses in the second quarter of fiscal 2007 due to the cost of conducting our PMA clinical trials in the United States. We also expect consulting expenses and professional fees to increase due to PMA activities. See Item 5. Other Information - “Recent Developments, Regulatory Matters”.

SALES AND MARKETING

Sales and marketing expenses during the three months ended September 30, 2006, were $302,937, representing an increase of $52,224 or 21% from $250,713 in the corresponding period in 2005. Of the $302,937, compensation and related benefits comprised $103,572 (34%), compared to $128,709 (51%). Of the $103,572 and $128,709 compensation and related benefits, $6,487 and $8,247, respectively, were due to non-cash compensation related to expensing stock options.

The three-month increase of $52,224 is a net result. The relevant increases were $89,549 in representative office expense as a result of opening a representative office in Beijing, China (See - “CEO’s Letter to Shareholders”); $15,706 in travel expenses for sales calls, installation, training and service; and $9,152 in advertising and promotion from the purchase of reprints and promotional items for RSNA 2006. The increases were partially offset by decreases of $25,137 in compensation and related benefits as a result of fluctuation in staffing; $16,588 in commission expenses as a result of not incurring any commission expense during the quarter; $7,594 in regulatory expenses as no costs were incurred for testing at Underwriters Laboratories; and $12,000 in estimated warranty expense as no additional reserves were recorded because no new systems were sold during the quarter.

We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.

AGGREGATED OPERATING EXPENSES

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the three months ended September 30, 2006 and 2005, which were $1,634,993 and $1,717,046, we had a decrease of $82,053 or 5%.

The decrease of $82,053 in the three-month comparative period was due primarily to general and administrative expenses decreasing by $225,266, which was partially offset by increases in research and development expenses of $92,267 and $52,224 in sales and marketing expenses.

We expect a significant increase in research and development expenses in the second quarter and throughout the balance of fiscal 2007 due to the cost of conducting PMA clinical trials in the United States. We also expect consulting expenses and professional fees to increase due to PMA activities.

Inventory Valuation Adjustments during the three months ended September 30, 2006, were $31,201, representing a decrease of $3,539, or 10%, from the corresponding period in 2005. The decrease is due to the reduction in write-downs of obsolete components that are no longer used in the manufacture of the CTLM®.

Total compensation for stock options recorded during the three months ended September 30, 2006, was $100,492, representing a decrease of $162,812, or 62%, from the corresponding period in 2005. The primary reason for the decrease was a result of the over-expensing of options which remained unvested as of the date of adoption of SFAS 123(R) and recorded for the first quarter ending September 30, 2005. The excess amount that was expensed for the first quarter was adjusted during the fourth quarter ended June 30, 2006. Of the $100,492 expensed for the first quarter, options granted since July 1, 2006 were $9,221 and options which remained unvested as of July 1, 2006 were $91,271. Additional disclosures regarding the expensing of stock options are more fully described in Note 5 - Recent Accounting Pronouncements and Note 6 - Stock-Based Compensation.

Interest expense during the three months ended September 30, 2006, was $39,258, representing a decrease of $50,378, or 56%, from the corresponding period in 2005. The interest expense is primarily comprised of the imputed interest associated with our equity credit line with Charlton Avenue, LLC (“Charlton”) as per the terms and conditions of our private equity credit agreement. Our utilization of the credit line fluctuates during the year and therefore causes increases and decreases in interest expense from quarter to quarter. See Item 5. Other Information - “Financing/Equity Line of Credit”.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $542,322 as of September 30, 2006. This is a decrease of $925,365 from $1,467,687 as of June 30, 2006. During the quarter ending September 30, 2006, we received a net of $450,000 from the sale of common stock through our private equity agreement with Charlton. See - “Financing/Equity Line of Credit”

We do not expect to generate a positive internal cash flow for at least the next 12 months due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA PMA process, the costs associated with product development activities and the time required for homologations from certain countries.

Property and Equipment was valued at $2,006,036 net as of September 30, 2006. The overall decrease of $29,147 from June 30, 2006 is due primarily to depreciation recorded for the first quarter.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties. Net cash used for operating and product development expenses during the three months ending September 30, 2006, was $1,369,393 primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities. At September 30, 2006, we had working capital of $2,282,621 compared to working capital of $2,383,590 at September 30, 2005, and $3,309,145 at June 30, 2006.

During the first quarter ending September 30, 2006, we raised a total of $450,000 after expenses through the sale of 4,451,039 shares of common stock to Charlton. We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program. We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program. Accordingly, we will continue to use our Fifth Private Equity Credit Agreement with Charlton to raise the funds required prior to the end of fiscal year 2007 and thereafter in order to continue operations. In the event that we are unable to utilize the Fifth Private Equity Credit Agreement or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering. If additional funds are raised by issuing equity securities, whether to Charlton or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. Our new $15 million Fifth Private Equity Credit Agreement with Charlton was signed on March 21, 2006, and replaced our Fourth Private Equity Credit Agreement. We registered 27 million shares underlying the Fifth Private Equity Credit Agreement by filing an S-1 registration statement, which was declared effective by the SEC on April 25, 2006. On September 23, 2006, we filed an S-1 Registration Statement for an additional 28 million shares. This registration statement was declared effective on November 8, 2006.

Capital expenditures for the three months ending September 30, 2006, were $5,972 as compared to approximately $12,526 for the three months ending September 30, 2005. These expenditures were a direct result of purchases of computer and miscellaneous equipment. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2007 will be approximately $60,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of September 30, 2006. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs. Our future capital requirements will depend on many factors, including the following:

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended June 30, 2006, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing IDSI. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the first quarter ended September 30, 2006, there were no material changes in risk factors as previously disclosed in our Form 10-K filed on September 13, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Item 5. Other Information -“Financing/Equity Line of Credit”.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security-Holders.

On November 8, 2006, we held our annual meeting of stockholders at our corporate offices at 6531 NW 18th Court, Plantation, Florida for the following purposes:

1.	To elect six directors;
2.
To consider and act upon a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock, no par value, from 300,000,000 to 450,000,000.

3.	To ratify the appointment by the Board of Directors of Sherb and Co., LLP as independent auditors of the Company for the fiscal year ending June 30, 2007.

For proposal no. 1, the stockholders elected six incumbent directors with the following votes:

Timothy B, Hansen	FOR 230,891,751	WITHHELD 7,535,887
Allan L. Schwartz	FOR 230,989,034	WITHHELD 7,438,604
Sherman Lazrus	FOR 230,828,963	WITHHELD 7,598,675
Patrick J. Gorman	FOR 230,888,718	WITHHELD 7,538,920
Edward Rolquin	FOR 230,798,132	WITHHELD 7,629,506
Jay S. Bendis	FOR 230,966,137	WITHHELD 7,461,501

For proposal no. 2, the stockholders voted in favor of the proposal. The affirmative vote of a majority of the outstanding shares of the Common Stock present in person or represented by proxy at the Annual Meeting and entitled to vote were required to approve the proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares from 300,000,000 to 450,000,000. The vote was as follows:

FOR 219,825,663	AGAINST 17,382,939	ABSTAIN 1,219,037

For proposal no. 3, the stockholders voted to ratify the Board of Directors’ appointment of Sherb & Co., LLP as independent auditors of the Company for the fiscal year ending June 30, 2007, with the following votes:

FOR 233,901,149	AGAINST 2,259,973	ABSTAIN 2,266,516

Item 5. Other Information.

Recent Developments

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

We reported in our December 14, 2005 S-1 filing that “We have experienced further delays because of difficulties in designing a revised clinical protocol and in enlisting hospitals and imaging centers to participate in acquiring new clinical cases.” In spite of the delays we have experienced in obtaining the necessary approvals from the hospitals and their respective Institutional Review Boards (“IRB”), we have made good progress in advancing PMA activities. Several sites have been installed and we have begun collecting clinical data. We intend to install 8-10 sites depending on patient volume. Following data collection we plan to submit the PMA application in its entirety.

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

On October 17, 2006, we issued a press release of a shareholder letter written by Tim Hansen, CEO. See “Other Recent Events, CEO’s Letter to Shareholders”.

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

Other Recent Events

In August 2006 we announced the shipment of a second CTLM® system to the Czech Republic. The system will be installed at the 3rd Faculty Hospital in Prague, where a high volume of studies is anticipated. The studies will follow the clinical protocols used at the Polak Family Breast Diagnostic Center, also in Prague.

In August 2006, we announced the shipment of a CTLM® system to Bogota, Colombia, which is now installed in a prestigious private mammography clinic under the direction of Dr. Bernardo Sanchez. The system was installed to generate local physician and patient interest in our non-invasive laser imaging technology. We have been developing the South American market through a reference system installed in Argentina and through participation in imaging congresses and symposia.

In September 2006, we announced that we had signed three exclusive distributors and added five countries to our global distribution network. Able Global was appointed as our exclusive distributor for Malaysia, where an increased emphasis on breast cancer detection and treatment has occurred since the October 2005 passing of Malaysia’s First Lady from breast cancer. We appointed Mayerick, S.A. de C.V as our exclusive distributor for Mexico, where breast cancer is the second most common type of cancer in women and the rates of new cases and deaths are increasing. HAWA Imaging AB of Sweden was appointed as our exclusive distributor for Sweden, Denmark and Norway. We have learned that Denmark and Sweden have some of the highest incidence rates of breast cancer in Europe.

In November 2006, we announced that CTLM® clinical cases were featured at the 2nd International Polish Congress of Oncology, October 25-28 in Poznań, Poland. The clinical cases were presented by our Polish distributor, EDOMED, who was a major sponsor of the Congress.

In November 2006, we announced that we will be participating in the MEDICA 2006 exposition in Düsseldorf, Germany to be held November 15th through the 18th. IDSI will be located in the Florida Pavilion, Hall 16, stand C05. MEDICA is the world’s largest medical trade fair attracting visitors from nearly 100 countries.

Laser Imager for Lab Animals

The Laser Imager for Lab Animals “LILA™” program is an optical helical micro-CT scanner in a third-generation configuration. The system was designed to image numerous compounds, especially green fluorescent protein, derived from the DNA of jellyfish. The LILA scanner is targeted at pharmaceutical developers and researchers who monitor cancer growth and who use multimodality small animal imaging in their clinical research.

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

On August 30, 2006 we announced an exclusive license agreement under which Bioscan, Inc. would integrate LILA technology into their animal imaging portfolio. We, therefore, chose to license our animal imaging technologies to Bioscan, Inc., a company operating in that market and who possesses the capability to commercialize LILA technologies. IDSI will receive a front-end license fee and substantial royalties on future Bioscan sales. As a result, we will receive the economic benefits of this project much sooner with Bioscan than if we had pursued it on our own. Furthermore, licensing LILA permits IDSI to focus on our core business in women’s health markets and on the development of a family of laser breast imaging systems. We believe the license agreement enhances IDSI shareholder value economically and strategically.

CEO’s Letter to Shareholders

October 17, 2006

Dear Fellow Shareholder,

It is my pleasure to issue this shareholder letter in advance of our November 8th annual shareholder’s meeting. We want you to be well informed about progress on our key initiatives and to share our enthusiasm for the future.
Priority one, the CT Laser Mammography PMA, is moving forward with installations in a number of prestigious U.S. sites, although the process of securing sites in general has not progressed as quickly as we had anticipated. As I noted in an earlier letter, the FDA determined that CTLM® trials under our intended use would constitute a Non-Significant Risk device study; we assumed such a reclassification would have enabled us to more quickly engage U.S. clinical “partners.” We found, however, that the processes through Investigational Review Boards and legal departments had become much more complex and lengthy in recent years. We also experienced delays because many of our preferred sites were simply too busy to participate in our study due to serious understaffing and workload issues, a recurring theme in the larger departments we contacted. Consequently, we needed to approach many more prospective sites than originally intended. As we work towards finalizing the remaining sites, we are continuing to contact others as back-ups. Our practice is to limit public identification of the sites so that the study members may participate without publicity or distraction.

We previously stated our plans to update all CTLM’s shipped to PMA sites with the latest hardware and software developments to best reflect the system’s capabilities as an adjunctive breast imaging tool. Sites are using the latest CTLM configurations. Because the CTLM imaging technique is completely new to doctors and technologists and training could affect results, we improved our certified training programs and added computerized calibration and QA software to the systems. These improvements take full advantage of the experience we have gained through our 7,500 international breast exams and our service histories.

There remain uncertainties about the time it may take to accrue the total number of cases needed for final PMA submission because each site has a unique workload and patient volunteer recruitment process. Internally, we have an excellent team of staff radiologists, applications specialists, data managers, and service engineers on the PMA project. That excellence extends to the prestigious institutions and mammographers we have chosen; the outside PMA services of King & Spalding, a leading regulatory law firm; the independent biometric firm performing our statistical analyses; the study auditing and monitoring firm, M Squared Associates; and other associates. I believe the PMA process is well in hand and fully resourced.

Our Global Commercialization initiatives have been given additional resources to speed up the pace of target market penetration. We have dedicated additional marketing resources to Mexico, Central and South America, and we installed demonstration sites in Argentina and in a private clinic in Colombia. Recently, we added an exclusive distributor in Mexico and received regulatory approval to sell CTLM systems in Brazil, where we are in the final stage of distributor selection.

In the Asia-Pacific Region, we contracted with BAC, Inc. to manage our existing distributors and develop new areas. BAC is now managing our China distributor activities and has led IDSI in establishing a representative office in Beijing. We have a full-time manager (BAC contract), a marketing specialist, and we plan to add a lead service supervisor: three dedicated Chinese nationals in Beijing. Clinical studies at our Beijing hospital site are going well, and, although we have the Chinese clinical studies needed, the process to gain CTLM procedure reimbursement status has been particularly long. We expect reimbursement to be announced very soon, which will greatly enhance the attractiveness of CTLM to the market.

Elsewhere in the Asia-Pacific region, BAC is pursuing business connections in Australia, Singapore, Malaysia, New Zealand, Hong Kong, Macao, Taiwan, and the Philippines to enhance our existing representation in South Korea and China. We have signed an exclusive distributor in Malaysia, where interest in breast cancer detection and treatment is surging due to publicity surrounding their First Lady, who succumbed to the disease. We are pleased with BAC’s efforts, and we are gaining momentum through their experience and connections.

Activities in Europe and the Middle East are top priorities for our International Sales VP, who highlighted progress by holding the first IDSI Users Meeting last April in Berlin. Our international users have been doing excellent clinical work and have contributed to our Image Interpretation Manual and User Training Program. Earlier this year, we received an order for six CTLM systems from our Polish distributor. The first of those systems shipped in June, giving us three systems in Poland, all serving major oncology centers. The remaining CTLM units on the order have not yet been scheduled for shipment. Among our global users, we have three systems operating in Poland, four in Italy, two each in the Czech Republic and the United Arab Emirates, as well as systems in Germany and Austria; all are adding to CTLM’s growing clinical presence in the regions. In September, we added an exclusive distributor responsible for Norway, Sweden and Denmark.

Our expanded approach involving the three regions described above has increased our Global Commercialization investment, which we believe will increase short-term sales and accelerate market acceptance.

We remain tightly focused on women’s health opportunities as we continue to explore optical molecular imaging and image fusion research projects involving fluorescent markers and methods to highlight and quantify the angiogenesis process. As a pioneer in laser breast imaging, it is gratifying to see others now recognize the technological and clinical potential. Late in 2005, we noted that Philips Medical Systems had entered the laser optical scanning arena with a joint Schering AG program. Notably, Philips stated in a recent publication that they will use continuous wave near-infrared (NIR) methodologies; this supports our technological approach over the ART alternatives. GE Medical is also stepping up activity and has installed several ART optical imaging systems in North America to collect PMA data. We also believe Siemens Medical has optical breast imaging devices under development. In the past 18 months, there has been a substantial increase in the number of MRI breast examinations and publications which validate the relationship of angiogenesis to breast cancer and the fundamental capability of imaging the angiogenesis process. We see these developments as very positive, as they validate our position that imaging angiogenesis in the breast is both clinically useful and commercially attractive. IDSI’s leadership is well demonstrated in the large number of clinical exams we have completed, in our patent position, and in the fact that only CTLM uses true CT continuous wave laser breast imaging techniques.

In August, we concluded a major licensing transaction concerning our Laser Imaging for Lab Animals (LILA) technology. As I noted in my first shareholders letter, LILA has great optical molecular imaging potential, but is not, strictly speaking, a women’s health technology. We, therefore, chose to license our animal imaging technologies to Bioscan, Inc., a company operating in that market and who possesses the capability to commercialize LILA technologies. IDSI will receive a front-end license fee and substantial royalties on future Bioscan sales. As a result, we will receive the economic benefits of this project much sooner with Bioscan than if we had pursued it on our own. Furthermore, licensing LILA permits IDSI to focus on our core business in women’s health markets and on the development of a family of laser breast imaging systems. We believe the license agreement enhances IDSI shareholder value economically and strategically.

Fellow shareholders, we have a great team behind these initiatives. Every IDSI associate is motivated to fulfill our mission and to improve breast cancer detection and case management methods. Our technology is unique and revolutionary, and has the potential to become a family of related systems. It serves us well to remember that other new imaging technologies such as CT and MRI started small, but over time, grew to become mainstream tools. We see that opportunity in laser breast imaging.

On behalf of all IDSI employees and our customers, we thank you for your support and patience. We look forward to seeing you at our annual meeting on November 8th in Florida.

Sincerely,

/s/ Tim Hansen

Tim Hansen

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

The Fourth Private Equity Credit Agreement

On January 9, 2004, we and Charlton entered into a new “Fourth Private Equity Credit Agreement” which replaced our prior private equity agreements. The terms of the Fourth Private Equity Credit Agreement were more favorable to us than the terms of the prior Third Private Equity Credit Agreement. The new, more favorable terms were: (i) The put option price was 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche, while the prior Third Private Equity Credit Agreement provided for 91%, (ii) the commitment period was two years from the effective date of a registration statement covering the Fourth Private Equity Credit Agreement shares, while the prior Third Private Equity Credit Agreement was for three years, (iii) the maximum commitment was $15,000,000, (iv) the minimum amount we were required to draw through the end of the commitment period was $1,000,000, while the prior Third Private Equity Credit Agreement minimum amount was $2,500,000, (v) the minimum stock price requirement was controlled by us as we had the option of setting a floor price for each put transaction (the previous minimum stock price in the Third Private Equity Credit Agreement was fixed at $.10), (vi) there were no fees associated with the Fourth Private Equity Credit Agreement; the prior private equity agreements required the payment of a 5% consulting fee to Spinneret, which was subsequently lowered to 4% by mutual agreement in September 2001, and (vii) the elimination of the requirement of a minimum average daily trading volume in dollars. The previous requirement in the Third Private Equity Credit Agreement was $20,000.

We made sales under the Fourth Private Equity Credit Agreement from time to time in order to raise working capital on an “as needed” basis. Under the Fourth Private Equity Credit Agreement we drew down $14,198,541 and issued 66,658,342 shares of common stock. We terminated use of the Fourth Private Equity Credit Agreement and instead began to rely on the Fifth Private Equity Credit Agreement (described below) upon the April 26, 2006, effectiveness of our S-1 Registration Statement filed March 23, 2006.

The Fifth Private Equity Credit Agreement

On March 21, 2006, we and Charlton entered into a new “Fifth Private Equity Credit Agreement” which has replaced our prior Fourth Private Equity Credit Agreement. The terms of the Fifth Private Equity Credit Agreement are similar to the terms of the prior Fourth Private Equity Credit Agreement. The new credit line’s terms are (i) The put option price is 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche (the “Valuation Period”), (ii) the commitment period is two years from the effective date of a registration statement covering the Fifth Private Equity Credit Agreement shares, (iii) the maximum commitment is $15,000,000, (iv) the minimum amount we must draw through the end of the commitment period is $1,000,000, (v) the minimum stock price, also known as the floor price is computed as follows: In the event that, during a Valuation Period, the Bid Price on any Trading Day falls more than 18% below the closing trade price on the trading day immediately prior to the date of the Company’s Put Notice (a “Low Bid Price”), for each such Trading Day the parties shall have no right and shall be under no obligation to purchase and sell one tenth of the Investment Amount specified in the Put Notice, and the Investment Amount shall accordingly be deemed reduced by such amount. In the event that during a Valuation Period there exists a Low Bid Price for any three Trading Days—not necessarily consecutive—then the balance of each party’s right and obligation to purchase and sell the Investment Amount under such Put Notice shall terminate on such third Trading Day (“Termination Day”), and the Investment Amount shall be adjusted to include only one-tenth of the initial Investment Amount for each Trading Day during the Valuation Period prior to the Termination Day that the Bid Price equals or exceeds the Low Bid Price and (vi) there are no fees associated with the Fifth Private Equity Credit Agreement. The conditions to our ability to draw under this private equity line, as described above, may materially limit the draws available to us.

We have made sales under the Fifth Private Equity Credit Agreement from time to time in order to raise working capital on an “as needed” basis. As of the date of this report, under the Fifth Private Equity Credit Agreement we have drawn down $2,300,000 and issued 19,620,544 shares of common stock and have an available balance to draw of $12,700,000. We intend to continue raising funds through draws under the Fifth Private Equity Credit Agreement.

As of the date of this report, since January 2001, we have drawn an aggregate of $37,004,541 in gross proceeds from our equity credit lines with Charlton and have issued 135,590,784 shares as a result of those draws.

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

Dated: November 9, 2006		Imaging Diagnostic Systems, Inc

	By:	/s/ Timothy B. Hansen
Timothy B. Hansen
Chief Executive Officer

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President and
Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)