Form 10-Q
period 2006-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2007-02-09
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

The number of shares outstanding of each of the issuer’s classes of equity as of December 31, 2006: 270,288,586 shares of common stock, no par value. As of December 31, 2006, the issuer had no shares of preferred stock outstanding.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Balance Sheets - (Unaudited) December 31, 2006 and June 30, 2006	3

	Condensed Statements of Operations - (Unaudited) Six months and three months ended December 31, 2006 and 2005, and December 10, 1993 (date of inception) to December 31, 2006	4

	Condensed Statements of Cash Flows - (Unaudited) Six months ended December 31, 2006 and 2005, and December 10, 1993 (date of inception) to December 31, 2006	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Financial Condition and Results	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	19

Item 6.	Exhibits	29

Signatures		30

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheet

Assets

	Dec. 31, 2006	Jun. 30, 2006
Current assets:	Unaudited	*
Cash	$476,252	$1,467,687
Accounts receivable, net of allowances for
doubtful accounts of $40,000	273,323	432,084
Loans receivable	61,743	73,617
Inventories, net of reserve of $108,000	1,909,355	1,891,904
Prepaid expenses	19,067	42,846

Total current assets	2,739,740	3,908,138

Property and equipment, net	1,978,439	2,035,183
Intangible assets, net	290,500	307,588

Total assets	$5,008,679	$6,250,909

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$763,377	$558,993
Customer deposits	87,614	40,000

Total current liabilities	850,991	598,993

Stockholders equity:
Common Stock	96,462,823	94,560,316
Additional paid-in capital	2,432,197	2,230,337
Deficit accumulated during development stage	(94,737,332)	(91,138,737)

Total stockholders' equity	4,157,688	5,651,916

Total liabilities and stockholders' equity	$5,008,679	$6,250,909

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statement of Operations

	Six Months Ended		Three Months Ended		Since Inception
	December 31,		December 31,		(12/10/93) to
	2006	2005	2006	2005	Dec. 31, 2006

Net Sales	$23,535	$671,750	$3,673	$-	$1,991,627
Cost of Sales	7,094	277,264	1,910	-	853,839

Gross Profit	16,441	394,486	1,763	-	1,137,788

Operating Expenses:
General and administrative	1,586,507	1,978,396	883,089	1,049,710	48,539,677
Research and development	1,054,523	955,703	497,800	494,197	17,352,058
Sales and marketing	761,007	638,704	461,020	387,991	6,499,204
Inventory valuation adjustments	49,572	78,682	18,371	43,943	3,967,986
Depreciation and amortization	87,607	87,226	43,944	45,824	2,684,522
Amortization of deferred compensation	-	-	-	-	4,064,250

	3,539,216	3,738,711	1,904,224	2,021,665	83,107,697

Operating Loss	(3,522,775)	(3,344,225)	(1,902,461)	(2,021,665)	(81,969,909)

Gain/Loss on sale of fixed assets	-	-	-	-	3,146
Interest income	6,687	1,692	1,081	162	289,620
Other income	70,000	-	70,000	-	501,462
Interest expense	(152,507)	(196,944)	(113,249)	(107,308)	(6,713,891)

Net Loss	(3,598,595)	(3,539,477)	(1,944,629)	(2,128,811)	(87,889,572)

Dividends on cumulative Pfd. stock:
From discount at issuance	-	-	-	-	(5,402,713)
Earned	-	-	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(3,598,595)	$(3,539,477)	$(1,944,629)	$(2,128,811)	$(94,737,332)

Net Loss per common share:
Basic and Diluted:
Net loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.01)	$(0.77)

Weighted average number
of common shares	253,410,684	206,039,203	258,612,545	210,243,309	122,336,500

The accompanying notes are an intergral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statement of Cash Flows

	Six Months		Since Inception
	Ended December 31,		(12/10/93) to
	2006	2005	Dec. 31, 2006

Cash flows from operations:
Net loss	$(3,598,595)	$(3,539,477)	$(87,889,572)
Changes in assets and liabilities	870,935	375,874	27,346,499
Net cash used in operations	(2,727,660)	(3,163,603)	(60,543,073)

Cash flows from investing activities:
Proceeds from sale of property & equipment	-	-	29,961
Capital expenditures	(13,775)	(13,760)	(7,263,026)
Net cash used in investing activities	(13,775)	(13,760)	(7,233,065)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Other financing activities - net	-	-	5,835,029
Proceeds from issuance of preferred stock	-	-	18,039,500
Net proceeds from issuance of common stock	1,750,000	2,544,171	44,428,150

Net cash provided by financing activities	1,750,000	2,544,171	68,252,390

Net increase (decrease) in cash	(991,435)	(633,192)	476,252

Cash, beginning of period	1,467,687	765,523	-

Cash, end of period	$476,252	$132,331	$476,252

The accompannying notes are an intergral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2007. These condensed financial statements have been prepared in accordance with Financial Accounting Standards No. 7 (FAS 7), Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on September 13, 2006. Certain reclassifications have been made to the prior year to conform to current year presentation.

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

We currently manufacture and sell our sole product, the CTLM® - Computed Tomography Laser Mammography. We are appointing distributors and installing collaboration systems as part of our global commercialization program. We have sold 13 systems as of December 31, 2006; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues. We are attempting to create increased product awareness as a foundation for developing markets through an international distributor network. We may be able to exit FAS 7 Development Stage Enterprise reporting upon two successive quarters of sufficient revenues such that we would not have to utilize other funding to meet our quarterly operating expenses.

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	Dec. 31, 2006	June 30, 2006
Raw materials consisting of purchased parts, components and supplies	$818,718	$845,516
Work-in-process including units undergoing final inspection and testing	211,593	139,462
Finished goods	987,044	1,014,926

Sub-Total Inventories	$2,017,355	$1,999,904

Less Inventory Reserve	(108,000)	(108,000)

Total Inventory - Net	$1,909,355	$1,891,904

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This provision is effective for fiscal years beginning after December 15, 2006, which will be our fiscal year 2008. We are evaluating the impact, if any; the adoption of this statement will have on our results of operations, financial position or cash flows. Given our substantial loss carry-forward, we do not, in the near term, expect to have any impact of our tax position with the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which will be our fiscal year 2009. We are currently evaluating the impact of SFAS No. 157 on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for fiscal years beginning after November 15, 2006, which will be our fiscal year 2008.

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

For purposes of the following disclosures the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended December 31, 2006: no dividend yield; expected volatility of 65.29%; risk-free interest rate of 5%; and an expected eight-year term for options granted. For the quarter ending December 31, 2006, the net income and earnings per share reflect the actual deduction for option expense as a non-cash compensation expense.

Stock-based compensation expense for the second quarter ending December 31, 2006 was $101,368 compared to $270,317 for the corresponding period in 2005.

The weighted average fair value per option at the date of grant during the three months ended December 31, 2006 and 2005, using the Black-Scholes Option-Pricing Model was $.0725 and $.14, respectively. Assumptions were as follows:

	Three Months Ended
	December 31,
	2006	2005
Expected Volatility(1)	65.29%	55.82%
Risk Free Interest Rate(2)	5%	4%
Expected Term(3)	8 yrs	8 yrs

(1) We calculate expected volatility through a mathematical formula using the last day of the week’s closing stock price for the previous 61 weeks prior to the option grant date. The expected volatility for the three months ending December 31, 2006 and 2005 in the table above are weighted average calculations.

(2) The Company raised its risk-free interest rate from 4% to 5% for stock option expensing effective for the quarter ending December 31, 2006. If a significant increase or decrease occurs in the zero coupon rate of the U.S Treasury Bond, a new rate will be set. The increase in the risk-free interest rate will increase compensation expense.

(3) Our expected term assumption of eight years was based upon the guidance provided by SEC Staff Accounting Bulletin 107 enabling us to use the simplified method for “plain vanilla” options for this calculation. This provision may be used for grants made on or before December 31, 2007.

NOTE 7 - COMMON STOCK ISSUANCES - PRIVATE EQUITY CREDIT AGREEMENT

During the second quarter ending December 31, 2006, we raised a total of $1,300,000 after expenses through the sale of 18,160,914 shares of common stock to Charlton Avenue LLC (Charlton). For the three months ended December 31, 2006, we recorded a total of $113,249 of deemed interest expense as a result of the 7% discount off the market price under the Fifth Private Equity Credit Agreement. The interest was paid to Charlton with common shares. See Item 5. Other Information - “Financing/Equity Line of Credit”.

Subsequent to the end of the second quarter, we raised a total of $1,000,000 after expenses through the sale of 8,582,458 shares of common stock to Charlton through the date of this report.

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

As of the date of this report, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through December 31, 2006 of approximately $94,737,332 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA Pre-Market Approval (“PMA”) process, and the costs associated with advanced product development activities. There can be no assurances that we will obtain the PMA, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. SFAS 123(R) is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. We currently use a Black-Scholes option pricing model to calculate the fair value of our stock options. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

RESULTS OF OPERATIONS

SALES AND COST OF SALES

We are continuing to develop our international markets through our global commercialization program. In the quarter ended December 31, 2006, we recorded revenues and Cost of Sales of $3,673 and $1,910 respectively, representing an increase in revenues of $3,673 and an increase in Cost of Sales of $1,910 from the corresponding period in 2005. No new CTLM® Systems were sold in the quarter ended December 31, 2006. See Item 5. Other Information - “Other Recent Events”

Revenues for the six months ended December 31, 2006, were $23,535, representing a decrease of $648,215 from the corresponding period in 2005. The decrease in revenues was a direct result of no sales being recorded compared to selling five CTLM® systems in the corresponding period in 2005.

Cost of Sales for the six months ended December 31, 2006, was $7,094, representing a decrease of $270,170 from the corresponding period in 2005. The decrease in Cost of Sales was a direct result of no sales being recorded compared to selling five units in the corresponding period in 2005.

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the three months and six months ended December 31, 2006, were $883,089 and $1,586,507, respectively, representing decreases of $166,621 or 16%, and $391,889 or 20% from the corresponding periods in 2005. Of the $883,089 and $1,586,507, compensation and related benefits comprised $528,928 (60%) and $1,018,301 (64%), compared to $657,423 (63%) and $1,287,872 (65%) during the three and six months ended December, 31 2005. Of the $528,928 and $1,018,301 compensation and related benefits for 2006, $84,488 and $168,100, respectively, were due to non-cash compensation associated with expensing stock options. Of the $657,423 and $1,287,872 compensation and related benefits for 2005, $219,964 and $431,121, respectively, were due to non-cash compensation associated with expensing stock options.

The three-month decrease of $166,621 is primarily due to decreases of $128,495 in compensation and related benefits primarily due to reduced stock option expense and $40,022 in proxy service expenses as a result of reduced printing charges due to the elimination of the color pages to the annual report and lower mailings costs due to online delivery of materials and shareholder voting during the period.

The six-month decrease of $391,889 is primarily due to decreases of $269,571 in compensation and related benefits primarily due to reduced stock option expense, $81,414 in consulting expenses as a result of less reliance on outside consultants and no placement fees paid for new hires; $64,502 in proxy service expenses as a result of reduced printing charges due to the elimination of the color pages to the annual report and lower mailings costs due to online delivery of materials and shareholder voting during the period.

We do not expect a material increase in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

RESEARCH AND DEVELOPMENT

Research and development expenses during the three months and six months ended December 31, 2006, were $497,800 and $1,054,523, respectively, representing increases of $3,603 or 1%, and $98,820 or 10% from the corresponding periods in 2005. Of the $497,800 and $1,054,523, compensation and related benefits comprised $363,915 (73%) and $743,202 (70%), compared to $383,008 (78%) and $741,111 (78%) during the three and six months ended December, 31 2005. Of the $363,915 and $743,202 compensation and related benefits for 2006, $10,393 and $20,786, respectively, were due to non-cash compensation associated with expensing stock options. Of the $383,008 and $741,111 compensation and related benefits for 2005, $42,481 and $86,381, respectively, were due to non-cash compensation associated with expensing stock options.

The three-month increase of $3,603 is a net result. The relevant increase was $72,386 in clinical expenses associated with our PMA clinical trials. The increases were partially offset by decreases of $19,093 in compensation and related benefits primarily due to reduced stock option expense; $11,678 in research and development expenses because of fewer internal transfers of parts from Inventory to the research and development department; $1,449 in legal patent expenses as a result of fewer new patent filings; and $34,711 in consulting expenses because of decreased use of consultants in the field of scientific and clinical disciplines.

The six-month increase of $98,820 is a net result. The relevant increases were $2,091 in compensation and related benefits; $10,041 in freight as a result of shipping international clinical collaboration CTLM® systems; $26,507 in legal patent expenses because of new patent filings; and $101,590 in clinical expenses due to costs associated with our PMA clinical trials. The increases were partially offset by a decrease of $44,122 in consulting expenses because of decreased use of consultants in the field of scientific and clinical disciplines.

We expect a significant increase in research and development expenses in the third quarter of fiscal 2007 due to the cost of conducting our PMA clinical trials in the United States. We also expect consulting expenses and professional fees to increase due to the costs associated with our PMA activities. See Item 5. Other Information - “Recent Developments, Regulatory Matters”.

SALES AND MARKETING

Sales and marketing expenses during the three months and six months ended December 31, 2006, were $461,020 and $761,007, respectively, representing increases of $73,029 or 19%, and $122,303 or 19% from the corresponding periods in 2005. Of the $461,020 and $761,007, compensation and related benefits comprised $103,458 (22%) and $207,030 (27%), compared to $91,691 (24%) and $220,599 (35%) during the three and six months ended December, 31 2005. Of the $103,458 and $207,030 compensation and related benefits for 2006, $6,487 and $12,973, respectively, were due to non-cash compensation associated with expensing stock options. Of the $91,691 and $220,599 compensation and related benefits for 2005, $7,872 and $16,119, respectively, were due to non-cash compensation associated with expensing stock options.

The three-month increase of $73,029 is a net result. The relevant increases were $11,767 in compensation and related benefits as a result of fluctuations in staffing; $50,439 in representative office expense as a result of opening our representative office in Beijing, China (See - “CEO’s Letter to Shareholders”); and $30,736 in advertising and promotion from the purchase of reprints and promotional items for RSNA 2006. The increases were partially offset by a decrease of $23,946 in travel expenses for sales calls, installation, training and service.

The six-month increase of $122,303 is a net result. The relevant increases were $138,649 in representative office expense as a result of opening our representative office in Beijing, China (See - “CEO’s Letter to Shareholders”); and $39,887 in advertising and promotion from the purchase of reprints and promotional items for RSNA 2006. The increases were partially offset by decreases of $13,569 in compensation and related benefits as a result of fluctuations in staffing; $16,588 in commission expenses as a result of not incurring any commission expense during the period; $13,179 in regulatory expenses as no costs were incurred for testing at Underwriters Laboratories; and $16,713 in freight charges as a result of fewer systems being shipped during the period.

We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.

AGGREGATED OPERATING EXPENSES

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the three and six months ended December 31, 2006, with the levels for the corresponding periods in 2005, we had decreases of $117,441 or 6% and $199,495 or 5%, respectively.

The decrease of $117,441 in the three-month comparative period was due primarily to general and administrative expenses decreasing by $166,621, which was partially offset by increases of $3,603 in research and development expenses and $73,029 in sales and marketing expenses.

The decrease of $199,495 the six-month comparative period was due primarily to general and administrative expenses decreasing by $391,889, which was partially offset by increases of $98,820 in research and development expenses and $122,303 in sales and marketing expenses.

We expect a significant increase in research and development expenses in the third quarter and throughout the balance of fiscal 2007 due to the cost of conducting PMA clinical trials in the United States. We also expect consulting expenses and professional fees to increase due to the costs associated with our PMA activities.

Inventory Valuation Adjustments during the three months and six months ended December 31, 2006, were $18,371 and $49,572, respectively, representing decreases of $25,572 or 58% and $29,110 or 37%, from the corresponding periods in 2005. The decrease is a result of the reduction in write-downs of obsolete components that are no longer used in the manufacture of the CTLM®.

Total non-cash compensation for stock options recorded during the three months and six months ended December 31, 2006, were $101,368 and $201,860, respectively, representing decreases of $168,949 or 63% and $331,761 or 62%, from the corresponding periods in 2005. The primary reason for the decrease was a result of the over-expensing of options which remained unvested as of the date of adoption of SFAS 123(R) and recorded for the first and second quarters ending September 30, 2005 and December 31, 2005. The excess amount that was expensed for the first and second quarters was adjusted during the fourth quarter ended June 30, 2006. Of the $101,368 expensed for the second quarter, options granted since July 1, 2006 were $10,585 and options which remained unvested as of July 1, 2006 were $90,783. Additional disclosures regarding the expensing of stock options are more fully described in Note 5 - Recent Accounting Pronouncements and Note 6 - Stock-Based Compensation.

Interest expense during the three months and six months ended December 31, 2006, was $113,249 and $152,507, respectively, representing an increase of $5,941 or 6% and a decrease of $44,437 or 23%, from the corresponding periods in 2005. The interest expense is primarily a result of the imputed interest associated with our equity credit line with Charlton Avenue, LLC (“Charlton”) as per the terms and conditions of our private equity credit agreement. Our utilization of the credit line fluctuates during the year and therefore causes increases and decreases in interest expense from quarter to quarter. See Item 5. Other Information - “Financing/Equity Line of Credit”.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $476,252 as of December 31, 2006. This is a decrease of $991,435 from $1,467,687 as of June 30, 2006. During the quarter ending December 31, 2006, we received a net of $1,300,000 from the sale of common stock through our private equity agreement with Charlton. See - “Financing/Equity Line of Credit.”

We do not expect to generate a positive internal cash flow for at least the next 12 months due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA PMA process, the costs associated with product development activities and the time required for homologations from certain countries.

Property and Equipment was valued at $1,978,439 net as of December 31, 2006. The overall decrease of $56,744 from June 30, 2006 is due primarily to depreciation recorded for the first and second quarters.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties. Net cash used for operating and product development expenses during the six months ending December 31, 2006, was $2,727,660 primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities. At December 31, 2006, we had working capital of $1,882,749 compared to working capital of $2,076,737 at December 31, 2005, and $3,309,145 at June 30, 2006.

During the second quarter ending December 31, 2006, we raised a total of $1,300,000 after expenses through the sale of 18,160,914 shares of common stock to Charlton. We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program. We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program. Accordingly, we intend to continue to use our Fifth Private Equity Credit Agreement with Charlton to raise the funds required prior to the end of fiscal year 2007 and thereafter in order to continue operations. In the event that we are unable to utilize the Fifth Private Equity Credit Agreement or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering. If additional funds are raised by issuing equity securities, whether to Charlton or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. Our new $15 million Fifth Private Equity Credit Agreement with Charlton was signed on March 21, 2006, and replaced our Fourth Private Equity Credit Agreement. We registered 27 million shares underlying the Fifth Private Equity Credit Agreement by filing an S-1 registration statement, which was declared effective by the SEC on April 25, 2006. On October 23, 2006, we filed an S-1 Registration Statement for an additional 28 million shares. This registration statement was declared effective on November 8, 2006.

Capital expenditures for the six months ending December 31, 2006, were $13,775 as compared to $13,760 for the six months ending December 31, 2005. These expenditures were a direct result of purchases of computer and miscellaneous equipment. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2007 will be approximately $50,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of December 31, 2006. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs. Our future capital requirements will depend on many factors, including the following:

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended June 30, 2006, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing IDSI. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the second quarter ended December 31, 2006, there were no material changes in risk factors as previously disclosed in our Form 10-K filed on September 13, 2006.

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

In February 2004, we received a warning letter from the FDA specifically regarding the biomonitoring section of an inspection of our facility conducted August 13-18th, 2003. We submitted our response on February 9, 2004. On March 29, 2004, we announced in an 8-K filing that our responses to the FDA’s warning letter addressed each of the issues and no further response to the FDA was required at that time.

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

Clinical Collaboration Sites Update

CTLM® Systems have been installed and patients are being scanned under clinical collaboration agreements as follows:

1)	Charité University of Medicine Berlin, Buch Campus, Robert-Rössle-Klinik, Germany
2)	The Comprehensive Cancer Centre, Gliwice, Poland (Two Systems)
3)	Catholic University Hospital, Rome, Italy
4)	Charles University Hospital, Prague, Czech Republic
5)	Faculty Hospital, Prague, Czech Republic
6)	Friendship Hospital, Beijing, Peoples Republic of China

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

Other Recent Events

In November 2006, we announced that CTLM® clinical cases were featured at the 2nd International Polish Congress of Oncology, October 25-28 in Poznań, Poland. The clinical cases were presented by our Polish distributor, EDOMED, who was a major sponsor of the Congress, which attracted 1,900 attendees, 200 of which were international members.

In November 2006, we announced that we would be participating in the MEDICA 2006 exposition in Düsseldorf, Germany to be held November 15th through the 18th. IDSI was located in the Florida Pavilion, Hall 16, stand C05. MEDICA is the world’s largest medical trade fair attracting visitors from nearly 100 countries. Our primary objective for exhibiting there was to attract the interest of potential CTLM® distributors to expand our geographic commercial coverage.

In November 2006, we announced that we would be included in the new Molecular Imaging Zone at the 2006 Radiological Society of North America (“RSNA”) Scientific Assembly which was held from November 26 through the 30th in Chicago, Illinois. Our inclusion as an exhibitor in the new Molecular Imaging Zone was a result of our pioneering efforts in optical molecular imaging which centers on deriving functional information about molecular and cellular processes. As part of our technical exhibit, we presented work-in-progress results of in-vivo human breast imaging using fluorescence compounds as well as the latest CTLM® and multi-modality breast imaging studies from our global sites.

In November 2006, we announced the signing of a multi-year exclusive distribution agreement with CTLM ITALIA, a new company formed to commercialize the CTLM® laser breast imaging system. CTLM ITALIA has a unique business model where they have organized 14 sales locations into a network spanning the country to accelerate market entry. The country-wide sales group is supported by a centralized in-country marketing group, with administration, service and local language collaterals.

In December 2006, we announced the heightened interest in our proprietary, patented CT Laser Mammography (CTLM®) system which was exhibited at the 92nd annual RSNA meeting held in Chicago. Attendees reviewed CTLM® clinical results from numerous international research sites which featured comparisons to conventional film mammography, digital mammography, breast ultrasound, and breast MRI studies. Work-in-progress findings were also shown in which CTLM® was used to assess the results of chemotherapy treatment compared to the results in the same cases imaged with MRI.

In December 2006, we announced that hospitals in the Beijing, China area may now charge patients for CTLM® breast imaging procedures. According to the Beijing Municipal Commission of Development & Reform and the Beijing Municipal Health Bureau, CTLM® procedures may be priced up to RMB300 ($38 at the current exchange rate) per breast. We had previously announced the registration of our CTLM® System with the State Food and Drug Administration of the People’s Republic of China (SFDA); the equivalent of the U.S. Food and Drug Administration.

In January 2007, we announced that our CTLM® technology was represented at the “Progress in Diagnostics of Breast Cancer” symposium in Szczawnica, Poland. The symposium, organized by the Krakow Branch of the Maria Sklodowska-Curie Memorial Institute of Oncology and held on January 4th through the 6th, focused on state-of-the-art devices for medical imaging of the breast and standards for biopsy, among other topics.

In January 2007, we announced that the Company entered into a three-year employment agreement and an accompanying stock option agreement with Timothy B. Hansen, our Chief Executive Officer. Mr. Hansen’s new employment contract was an early renewal of his initial three-year contract due to expire in July 2007. His new contract will expire in January 2010. See “Form 8-K filed on January 23, 2007.”

In January 2007, we announced our participation at Arab Health 2007 held on January 29th through February 1st in Dubai, United Arab Emirates (U.A.E.). IDSI presented case studies from its exhibit station in the U.S. Pavilion and made reference to the two CTLM® Systems currently in clinical use in the U.A.E.

In January 2007, we announced the issuance of U.S. Patent 7,155,274, entitled “Optical Computed Tomography Scanner for Small Laboratory Animals,” our 17th US patent in the optical CT field. This patent covers the key claims of our Laser Imager for Laboratory Animals (LILA), and is the cornerstone of the intellectual property being exclusively licensed to Bioscan, Inc., a Washington, DC, company that intends to commercialize the technology. Specifically, this patent protects the concepts of a helical optical CT scanner optimized for simultaneously imaging attenuation and fluorescence in small laboratory animals. See “Other Recent Events, “Laser Imager for Lab Animals”.

Laser Imager for Lab Animals

On August 30, 2006 we announced an exclusive license agreement under which Bioscan, Inc. would integrate our LILA technology into their animal imaging portfolio. As a result, we will receive the economic benefits of this project much sooner with Bioscan than if we had pursued it on our own. Furthermore, licensing LILA permits IDSI to focus on our core business in women’s health markets and on the development of a family of laser breast imaging systems. We believe the license agreement enhances IDSI shareholder value economically and strategically.

International Patents Update

Australian patent 775069, issued July 2004; European patent EP01181511, issued June 2005; Hong Kong patent HK1043480, issued January 2006; and German patent DE69925869 issued May 2006; all entitled “Laser Imaging Apparatus Using Biomedical Markers That Bind to Cancer Cells.” These 4 patents, along with a previously issued Canadian patent, are equivalents of US patent 5,952,644 and protect the concept of imaging and activating a photodynamic therapy agent in an optical CT scanner, a combined diagnostic and therapeutic system.

European patent EP01005286, issued July 2004, and Hong Kong patent HK1029508, issued December 2004, both entitled “Method for Reconstructing the Image of an Object Scanned with a Laser Imaging Apparatus,” are equivalents of US patent 6,130,958. These 2 patents protect the image reconstruction algorithms employed in CTLM technologies.

Hong Kong patent HK1029506, issued December 2004, entitled “Device for Determining the Contour of the Surface of an Object Being Scanned,” is equivalent to US patent 6,044,288. It, along with a previously issued European patent, protects the perimeter-measurement technique employed in the CTLM, which is essential to reconstructing optical CT images.

Chinese patent ZL01809326.4, entitled “Multiple Wavelength Simultaneous Data Acquisition Device for Breast Imaging,” issued in November 2005. This patent, equivalent to US patent 6,571,116, protects the concept of multiple wavelength optical data acquisition in an optical CT scanner for the purpose of tissue characterization.

European patent EP01389441, issued May 2006, entitled “Diagnostic Tomographic Laser Imaging Apparatus.” This patent, equivalent to US patent 5,692,511, protects the basic CTLM optical CT concept.

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

We have made sales under the Fifth Private Equity Credit Agreement from time to time in order to raise working capital on an “as needed” basis. As of the date of this report, under the Fifth Private Equity Credit Agreement we have drawn down $4,250,000 and issued 42,312,133 shares of common stock and have an available balance to draw of $10,750,000. We intend to continue raising funds through draws under the Fifth Private Equity Credit Agreement.

As of the date of this report, since January 2001, we have drawn an aggregate of $38,954,541 in gross proceeds from our equity credit lines with Charlton and have issued 158,282,373 shares as a result of those draws.

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

Item 6. Exhibits

10.73	Employment Agreement dated as of January 18, 2007, between Imaging Diagnostic Systems, Inc. and Timothy B. Hansen. Incorporated by reference to our Form 8-K filed on January 23, 2007.
10.74	Stock Option Agreement dated as of January 18, 2006, between Imaging Diagnostic Systems, Inc. and Timothy B. Hansen. Incorporated by reference to our Form 8-K filed on January 23, 2007.
31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 9, 2007		Imaging Diagnostic Systems, Inc.

	By:	/s/ Timothy B. Hansen
Timothy B. Hansen
Chief Executive Officer

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President and
Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)

23