Form 10-Q
period 2007-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2007-05-10
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of shares outstanding of each of the issuer’s classes of equity as of March 31, 2007: 289,817,998 shares of common stock, no par value. As of March 31, 2007, the issuer had no shares of preferred stock outstanding.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheet

Assets

	March 31, 2007	June 30, 2006
Current assets:	Unaudited	*
Cash	$598,923	$1,467,687
Accounts receivable, net of allowances for
doubtful accounts of $36,525	185,972	432,084
Loans receivable	58,769	73,617
Inventories, net of reserve of $108,000	1,917,931	1,891,904
Prepaid expenses	10,743	42,846

Total current assets	2,772,338	3,908,138

Property and equipment, net	1,945,669	2,035,183
Intangible assets, net	281,956	307,588

Total assets	$4,999,963	$6,250,909

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$634,537	$558,993
Customer deposits	95,614	40,000

Total current liabilities	730,151	598,993

Stockholders equity:
Common Stock	98,019,458	94,560,316
Additional paid-in capital	2,544,062	2,230,337
Deficit accumulated during development stage	(96,293,708)	(91,138,737)

Total stockholders' equity	4,269,812	5,651,916

Total liabilities and stockholders' equity	$4,999,963	$6,250,909

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statement of Operations

	Nine Months Ended		Three Months Ended		Since Inception
	March 31,		March 31,		(12/10/93) to
	2007	2006	2007	2006	March 31, 2007

Net Sales	$48,771	$671,750	$25,236	$-	$2,016,863
Cost of Sales	13,620	277,264	6,526	-	860,365

Gross Profit	35,151	394,486	18,710	-	1,156,498

Operating Expenses:
General and administrative	2,309,329	2,903,740	722,823	925,344	49,262,499
Research and development	1,595,740	1,502,405	541,216	546,702	17,893,275
Sales and marketing	1,065,155	954,782	304,148	316,078	6,803,352
Inventory valuation adjustments	68,506	120,397	18,935	41,715	3,986,920
Depreciation and amortization	131,647	133,040	44,039	45,814	2,728,562
Amortization of deferred compensation	-	-	-	-	4,064,250

	5,170,377	5,614,364	1,631,161	1,875,653	84,738,858

Operating Loss	(5,135,226)	(5,219,878)	(1,612,451)	(1,875,653)	(83,582,360)

Gain/Loss on sale of fixed assets	-	-	-	-	3,146
Interest income	9,397	2,968	2,710	1,275	292,330
Other income	250,000	-	180,000	-	681,462
Interest expense	(279,142)	(397,268)	(126,635)	(200,324)	(6,840,526)

Net Loss	(5,154,971)	(5,614,178)	(1,556,376)	(2,074,702)	(89,445,948)

Dividends on cumulative Pfd. stock:
From discount at issuance	-	-	-	-	(5,402,713)
Earned	-	-	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(5,154,971)	$(5,614,178)	$(1,556,376)	$(2,074,702)	$(96,293,708)

Net Loss per common share:
Basic and Diluted:
Net loss per common share	$(0.02)	$(0.03)	$(0.01)	$(0.01)	$(0.73)

Weighted average number
of common shares	262,098,965	211,846,255	279,782,438	223,718,450	132,399,377

The accompanying notes are an intergral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statement of Cash Flows

	Nine Months		Since Inception
	Ended March 31,		(12/10/93) to
	2007	2006	March 31, 2007
Cash flows from operations:
Net loss	$(5,154,971)	$(5,614,178)	$(89,445,948)
Changes in assets and liabilities	1,122,707	948,940	27,598,271
Net cash used in operations	(4,032,264)	(4,665,238)	(61,847,677)

Cash flows from investing activities:
Proceeds from sale of property & equipment	-	-	29,961
Capital expenditures	(16,500)	(13,500)	(7,265,751)
Net cash used in investing activities	(16,500)	(13,500)	(7,235,790)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Other financing activities - net	-	-	5,835,029
Proceeds from issuance of preferred stock	-	-	18,039,500
Net proceeds from issuance of common stock	3,180,000	4,844,171	45,858,150

Net cash provided by financing activities	3,180,000	4,844,171	69,682,390

Net increase (decrease) in cash	(868,764)	165,433	598,923

Cash, beginning of period	1,467,687	765,523	-

Cash, end of period	$598,923	$930,956	$598,923

The accompanying notes are an intergral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2007. These condensed financial statements have been prepared in accordance with Financial Accounting Standards No. 7 (FAS 7), Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on September 13, 2006. Certain reclassifications have been made to the prior year to conform to current year presentation.

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

We currently manufacture and sell our sole product, the CTLM® - Computed Tomography Laser Mammography. We are appointing distributors and installing collaboration systems as part of our global commercialization program. We have sold 13 systems as of March 31, 2007; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues. We are attempting to create increased product awareness as a foundation for developing markets through an international distributor network. We may be able to exit FAS 7 Development Stage Enterprise reporting upon two successive quarters of sufficient revenues such that we would not have to utilize other funding to meet our quarterly operating expenses.

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	March 31, 2007	June 30, 2006
Raw materials consisting of purchased parts, components and supplies	$821,493	$845,516
Work-in-process including units undergoing final inspection and testing	212,527	139,462
Finished goods	991,911	1,014,926

Sub-Total Inventories	$2,025,931	$1,999,904

Less Inventory Reserve	(108,000)	(108,000)

Total Inventory - Net	$1,917,931	$1,891,904

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this adoption will have on our financial statements.

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

For purposes of the following disclosures the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended March 31, 2007: no dividend yield; expected volatility of 73.31%; risk-free interest rate of 5%; and an expected eight-year term for options granted. For the quarter ending March 31, 2007, the net income and earnings per share reflect the actual deduction for option expense as a non-cash compensation expense.

Stock-based compensation expense recorded during the three months and nine months ended March 31, 2007, was $111,865 and $313,725, respectively, compared to $296,408 and $830,027, respectively, from the corresponding periods in fiscal 2006. The decrease for the three and nine months ended March 31, 2007 of $184,543 or 62% and $516,302 or 62%, was primarily a result of a change in assumptions regarding unvested options as of the date of adoption of SFAS 123(R) and recorded during the nine months ending March 31, 2006. The excess amount that was expensed for the prior fiscal quarters was adjusted during the fourth quarter ended June 30, 2006.

The weighted average fair value per option at the date of grant for the three months ended March 31, 2007 and 2006, using the Black-Scholes Option-Pricing Model was $.0887 and $.1416, respectively. The weighted average fair value per option at the date of grant for the nine months ended March 31, 2007 and 2006, using the Black-Scholes Option-Pricing Model was $.0925 and $.1521, respectively. Assumptions were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Expected Volatility(1)	73.31%	58.56%	72.34%	60.01%
Risk Free Interest Rate(2)	5%	4%	5%	4%
Expected Term(3)	8 yrs	8 yrs	8 yrs	8 yrs

(1) We calculate expected volatility through a mathematical formula using the last day of the week’s closing stock price for the previous 61 weeks prior to the option grant date. The expected volatility for the three and nine months ending March 31, 2007 and 2006 in the table above are weighted average calculations.

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

NOTE 7 - COMMON STOCK ISSUANCES - PRIVATE EQUITY CREDIT AGREEMENT

During the third quarter ending March 31, 2007, we raised a total of $1,430,000 after expenses through the sale of 19,529,412 shares of common stock to Charlton Avenue LLC (Charlton). For the three months ended March 31, 2007, we recorded a total of $126,635 of deemed interest expense as a result of the 7% discount off the market price under the Fifth Private Equity Credit Agreement. The interest was paid to Charlton with common shares. See Item 5. Other Information - “Financing/Equity Line of Credit”.

Subsequent to the end of the third quarter, we raised a total of $600,000 after expenses through the sale of 10,769,425 shares of common stock to Charlton through the date of this report.

NOTE 8 - OTHER INCOME

Other Income for the three and nine months ended March 31, 2007, was $180,000 and $250,000, respectively, representing payments for the technology transfer fee pursuant to the Bioscan Agreement (See Item 5, Other Information, “Laser Imager for Lab Animals”).

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

As of the date of this report, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through March 31, 2007 of approximately $96,293,708 after discounts and dividends on preferred stock. We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA Pre-Market Approval (“PMA”) process, and the costs associated with advanced product development activities. There can be no assurances that we will obtain the PMA, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

RESULTS OF OPERATIONS

SALES AND COST OF SALES

We are continuing to develop our international markets through our global commercialization program. In the quarter ended March 31, 2007, we recorded revenues and Cost of Sales of $25,236 and $6,526 respectively, representing an increase in revenues of $25,236 and an increase in Cost of Sales of $6,526 from the corresponding period in 2006. No CTLM® systems were sold in the quarter ended March 31, 2007 and 2006. See Item 5. Other Information - “Other Recent Events”

Revenues for the nine months ended March 31, 2007, were $48,771, representing a decrease of $622,979 from the corresponding period in fiscal 2006. The decrease in revenues was a direct result of no CTLM® sales being recorded in the current period as opposed to five such sales in the corresponding period in fiscal 2006.

Cost of Sales for the nine months ended March 31, 2007, was $13,620, representing a decrease of $263,644 from the corresponding period in 2006. The decrease in Cost of Sales was a direct result of no CTLM® sales being recorded in the current period.

Other Income for the three and nine months ended March 31, 2007, was $180,000 and $250,000, respectively, representing payments for the technology transfer fee pursuant to the Bioscan Agreement (See Item 5, Other Information, “Laser Imager for Lab Animals”).

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the three months and nine months ended March 31, 2007, were $722,823 and $2,309,329, respectively, representing decreases of $202,521 or 22%, and $594,441 or 20% from the corresponding periods in fiscal 2006. Of the $722,823 and $2,309,329, compensation and related benefits comprised $547,799 (76%) and $1,566,100 (68%), compared to $694,085 (75%) and $1,981,957 (68%) during the three and nine months ended March 31, 2006. Of the $547,799 and $1,566,100 compensation and related benefits for fiscal 2007, $95,436 and $263,536, respectively, were due to non-cash compensation associated with expensing stock options. Of the $694,085 and $1,981,957 compensation and related benefits for fiscal 2006, $242,985 and $674,106, respectively, were due to non-cash compensation associated with expensing stock options.

The three-month decrease of $202,521 is primarily due to decreases of $146,286 in compensation and related benefits primarily due to reduced stock option expense and $28,400 in consulting expenses as a result of less reliance on outside consultants and no placement fees paid for new hires.

The nine-month decrease of $594,441 is primarily due to decreases of $415,857 in compensation and related benefits primarily due to reduced stock option expense, $109,814 in consulting expenses as a result of less reliance on outside consultants and no placement fees paid for new hires, and $64,502 in proxy service expenses as a result of reduced printing charges due to the elimination of the color pages to the annual report and lower mailing costs due to online delivery of materials and shareholder voting during the period.

We do not expect a material increase in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

RESEARCH AND DEVELOPMENT

Research and development expenses during the three months and nine months ended March 31, 2007, were $541,216 and $1,595,740, respectively, representing a decrease of $5,486 or 1%, and an increase of $93,335 or 6% from the corresponding periods in fiscal 2006. Of the $541,216 and $1,595,740, compensation and related benefits comprised $380,848 (70%) and $1,124,050 (70%), compared to $384,410 (70%) and $1,125,521 (75%) during the three and nine months ended March 31, 2006. Of the $380,847 and $1,124,050 compensation and related benefits for fiscal 2007, $9,943 and $30,729, respectively, were due to non-cash compensation associated with expensing stock options. Of the $384,410 and $1,125,521 compensation and related benefits for fiscal 2006, $45,300 and $131,681, respectively, were due to non-cash compensation associated with expensing stock options.

The three-month decrease of $5,486 is a net result. The relevant decreases were $37,100 in Legal - FDA Counsel, $3,562 in compensation and related benefits primarily due to reduced stock option expense, and $10,431 in consulting expenses because of decreased use of consultants in the field of scientific and clinical disciplines.  The decreases were partially offset by an increase of $45,309 in clinical expenses associated with our PMA clinical trials.

The nine-month increase of $93,335 is a net result. The relevant increases were $1,471 in compensation and related benefits and $146,899 in clinical expenses due to costs associated with our PMA clinical trials. The increases were partially offset by a decrease of $54,553 in consulting expenses because of decreased use of consultants in the field of scientific and clinical disciplines.

We expect a significant increase in research and development expenses in the fourth quarter of fiscal 2007 due to the cost of conducting our PMA clinical trials in the United States. We also expect consulting expenses and professional fees to increase due to the costs associated with our PMA activities. See Item 5. Other Information - “Recent Developments, Regulatory Matters”.

SALES AND MARKETING

Sales and marketing expenses during the three months and nine months ended March 31, 2007, were $304,148 and $1,065,155, respectively, representing a decrease of $11,930 or 4%, and an increase of $110,373 or 12% from the corresponding periods in fiscal 2006. Of the $304,148 and $1,065,155, compensation and related benefits comprised $105,167 (35%) and $312,197 (29%), compared to $107,085 (34%) and $327,484 (34%) during the three and nine months ended March 31, 2006. Of the $105,167 and $312,197 compensation and related benefits for fiscal 2007, $6,487 and $19,460, respectively, were due to non-cash compensation associated with expensing stock options. Of the $107,085 and $327,484 compensation and related benefits for fiscal 2006, $8,122 and $24,240, respectively, were due to non-cash compensation associated with expensing stock options.

The three-month decrease of $11,930 is a net result. The relevant decrease was $60,203 in regulatory expenses as a result of the Chinese SFDA Registration Fee recorded in the prior fiscal year. The decrease was partially offset by an increase of $48,298 in representative office expense as a result of opening our representative office in Beijing, China (See - “CEO’s Letter to Shareholders”).

The nine-month increase of $110,373 is a net result. The relevant increases were $188,286 in representative office expense as a result of opening our representative office in Beijing, China (See - “CEO’s Letter to Shareholders”), and $30,923 in advertising and promotion for the purchase of reprints and promotional items for RSNA 2006. The increases were partially offset by decreases of $15,287 in compensation and related benefits as a result of fluctuations in staffing, $16,588 in commission expenses as a result of not incurring any commission expense during the period, and $73,383 in regulatory expenses primarily due to the recording of the SFDA Registration Fee in the prior fiscal year.

We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.

AGGREGATED OPERATING EXPENSES

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the three and nine months ended March 31, 2007, with the levels for the corresponding periods in fiscal 2006, we had decreases of $244,492 or 13% and $443,987 or 8%, respectively.

The decrease of $244,492 in the three-month comparative period was due primarily to general and administrative expenses decreasing by $202,521, $5,486 in research and development expenses and $11,930 in sales and marketing expenses.

The decrease of $443,987 the nine-month comparative period was due primarily to general and administrative expenses decreasing by $594,441, which was partially offset by increases of $93,335 in research and development expenses and $110,373 in sales and marketing expenses.

We expect a significant increase in research and development expenses in the fourth quarter of fiscal 2007 due to the cost of conducting PMA clinical trials in the United States. We also expect consulting expenses and professional fees to increase due to the costs associated with our PMA activities.

Inventory Valuation Adjustments during the three months and nine months ended March 31, 2007, were $18,935 and $68,506, respectively, representing decreases of $22,780 or 55% and $51,891 or 43%, from the corresponding periods in fiscal 2006. The decrease is a result of the reduction in write-downs of obsolete components that are no longer used in the manufacture of the CTLM®.

Total non-cash compensation for stock options recorded during the three months and nine months ended March 31, 2007, were $111,865 and $313,725, respectively, representing decreases of $184,543 or 62% and $516,302 or 62%, from the corresponding periods in fiscal 2006. The primary reason for the decrease was a result of a change in assumptions regarding unvested options as of the date of adoption of SFAS 123(R) and recorded during the nine months ending March 31, 2006. The excess amount that was expensed for the prior fiscal quarters was adjusted during the fourth quarter ended June 30, 2006. Of the $111,865 expensed for the third quarter, $21,159 was attributed to options granted since July 1, 2006 and $90,706 was attributed to options which remained unvested as of July 1, 2006. Additional disclosures regarding the expensing of stock options are more fully set forth in Note 5 - Recent Accounting Pronouncements and Note 6 - Stock-Based Compensation.

Interest expense during the three months and nine months ended March 31, 2007, was $126,635 and $279,142, respectively, representing decreases of $73,689 or 37% and $118,126 or 30%, from the corresponding periods in fiscal 2006. The interest expense is primarily a result of the imputed interest associated with our equity credit line with Charlton Avenue, LLC (“Charlton”) as per the terms and conditions of our private equity credit agreement. Our utilization of the credit line fluctuates during the year and therefore causes increases and decreases in interest expense from quarter to quarter. See Item 5. Other Information - “Financing/Equity Line of Credit”.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $598,923 as of March 31, 2007. This is a decrease of $868,764 from $1,467,687 as of June 30, 2006. During the quarter ending March 31, 2007, we received a net of $1,430,000 from the sale of common stock through our private equity agreement with Charlton. See - “Financing/Equity Line of Credit.”

We do not expect to generate a positive internal cash flow for at least the next 12 months due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA PMA process, the costs associated with product development activities and the time required for homologations from certain countries.

Property and Equipment was valued at $1,945,669 net as of March 31, 2007. The overall decrease of $89,514 from June 30, 2006 is due primarily to depreciation recorded for the first, second and third quarters.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties. Net cash used for operating and product development expenses during the nine months ending March 31, 2007, was $4,032,264 primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities. At March 31, 2007, we had working capital of $2,042,187 compared to working capital of $2,844,663 at March 31, 2006, and $3,309,145 at June 30, 2006.

During the third quarter ending March 31, 2007, we raised a total of $1,430,000 after expenses through the sale of 19,529,412 shares of common stock to Charlton. We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program. We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program. Accordingly, we intend to continue to use our Fifth Private Equity Credit Agreement with Charlton to raise the funds required through the end of fiscal year 2007 and thereafter in order to continue operations. In the event that we are unable to utilize the Fifth Private Equity Credit Agreement or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering. If additional funds are raised by issuing equity securities, whether to Charlton or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. Our $15 million Fifth Private Equity Credit Agreement with Charlton was signed on March 21, 2006, and replaced our Fourth Private Equity Credit Agreement. We registered 27 million shares underlying the Fifth Private Equity Credit Agreement by filing an S-1 registration statement, which was declared effective by the SEC on April 25, 2006. On October 23, 2006, we filed an S-1 Registration Statement for an additional 28 million shares, which was declared effective on November 8, 2006. On March 2, 2007, we filed an S-1 Registration Statement for an additional 75 million shares, which was declared effective on March 22, 2007. Capital expenditures for the nine months ending March 31, 2007, were $16,500 as compared to $13,500 for the nine months ending March 31, 2006. These expenditures were a direct result of purchases of computer and miscellaneous equipment. We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2007 will be approximately $10,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of March 31, 2007. Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained. We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs. Our future capital requirements will depend on many factors, including the following:

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended June 30, 2006, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing IDSI. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the third quarter ended March 31, 2007, there were no material changes in risk factors as previously disclosed in our Form 10-K filed on September 13, 2006.

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

On October 17, 2006, our CEO, Tim Hansen, issued a shareholder letter in advance of our November 8th annual shareholder’s meeting to inform our shareholders about progress on our key initiatives and to share our enthusiasm for the future. The entire letter may be found in Part II, Other Information, Item 5 Recent Developments-Regulatory and Clinical Status in our Form 10-Q for the quarter ended December 31, 2006, which is incorporated by reference.

Summarizing the key initiatives, Mr. Hansen explained the issues which slowed our progress in establishing the U.S. clinical sites. When the FDA determined that CTLM® trials under our intended use would constitute a Non-Significant Risk device study, we assumed such a reclassification would have enabled us to more quickly engage U.S. clinical “partners.” We also learned that the processes through Investigational Review Boards and legal departments had become much more complex and lengthy in recent years. We also experienced delays because many of our preferred sites were simply too busy to participate in our study due to serious understaffing and workload issues, a recurring theme in the larger departments we contacted. We are working diligently towards finalizing the remaining sites and are continuing to contact others as back-ups. Our practice is to limit public identification of the sites so that the study members may participate without publicity or distraction. There remain uncertainties about the time it may take to accrue the total number of cases needed for final PMA submission because each site has a unique workload and patient volunteer recruitment process. All of the U.S clinical sites are using the latest CTLM configurations. Because the CTLM imaging technique is completely new to doctors and technologists and training could affect results, we improved our certified training programs and added computerized calibration and QA software to the systems. These improvements take full advantage of the experience we have gained through more than 9,000 international breast exams and our service histories.

Global Commercialization Update

Mr. Hansen, in his October 17, 2006 shareholder letter, also discussed our global commercialization initiatives which included additional resources allocated to speed up the pace of target market penetration in Mexico, Central and South America. He stated that demonstration sites in Argentina and in a private clinic in Colombia were established; an exclusive distributor in Mexico was added; and received regulatory approval to sell CTLM systems in Brazil. There have been no CTLM sales in the region to date.

In the Asia-Pacific Region, we contracted with BAC, Inc. to manage our existing distributors and develop new areas. BAC is now managing our China distributor activities and has led IDSI in establishing a representative office in Beijing. We have a full-time manager (BAC contract) and a marketing specialist, and we plan to add a lead service supervisor: three dedicated Chinese nationals in Beijing. Reimbursement for CTLM exams was approved for the Beijing region. Recently, we announced that we had changed our exclusive distribution agreement with our Distributor to non-exclusive, thus paving the way for IDSI to add more distributors to cover the large China market.

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

Activities in Europe and the Middle East are top priorities for our International Sales VP. We held our first IDSI Users Meeting in April, 2006 in Berlin. Our international users have been doing excellent clinical work and have contributed to our Image Interpretation Manual and User Training Program. In 2006, we received an order for six CTLM systems from our Polish distributor. The first of those systems shipped in June, giving us three systems in Poland, all serving major oncology centers. The remaining CTLM units on the order have not yet been scheduled for shipment. Among our global users, we have three systems in Poland, four in Italy, two each in the Czech Republic and the United Arab Emirates, as well as systems in Germany and Austria.

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

In January 2007, we announced the issuance of U.S. Patent 7,155,274, entitled “Optical Computed Tomography Scanner for Small Laboratory Animals,” our 17th US patent in the optical CT field. This patent covers the key claims of our Laser Imager for Laboratory Animals (LILA), and is the cornerstone of the intellectual property being exclusively licensed to Bioscan, Inc., a Washington, DC, company that intends to commercialize the technology. Specifically, this patent protects the concepts of a helical optical CT scanner optimized for simultaneously imaging attenuation and fluorescence in small laboratory animals. See “Other Recent Events -- Laser Imager for Lab Animals”.

In March 2007, we announced that we exhibited new CT Laser Mammography (CTLM®) clinical cases at the annual European Congress of Radiology (ECR 2007), March 9-13, in Vienna, Austria, which attracted approximately 16,000 participants. One of the featured posters presented was a work-in-progress from Catholic University in Rome, Italy, which compared CTLM to MR for detecting remaining angiogenesis after neoadjuvant therapy. The MR studies were negative after treatment, but CTLM remained positive. Biopsy confirmed that cancer was still present, suggesting that CTLM may be more sensitive than MR for treatment monitoring. These results revealed exciting possible future applications for CTLM technology.

In March 2007, we announced that Sergey Telenkov, Ph.D., IDSI Research Scientist, presented an abstract, “Fourier-Domain Methodology for Depth-Selective Photothermoacoustic Imaging of Tissue Chromophores,” at the 14th International Conference on Photoacoustic and Photothermal Phenomena in Cairo, Egypt, January 6 - 9, 2007. Dr. Telenkov presented results from a collaborative effort with the University of Toronto, through which a novel imaging modality was developed: a hybrid technology referred to as photothermoacoustic (PTA) imaging. Dr. Telenkov’s results on FD-PTA imaging were also presented at the March 2007 meeting of the American Physical Society in Denver, Colorado.

In April 2007, we announced that we had modified our China distribution arrangements to accelerate market penetration of our new CT Laser Mammography system (CTLM®). See “Global Commercialization Update”

In April 2007 we announced that we exhibited clinical cases from global users of our CTLM® system at the Society of Breast Imaging (SBI) 8th Postgraduate Course, jointly sponsored by the American College of Radiology, in Hollywood, Florida, April 14-17, 2007. The course was intended for radiologists, radiologic technologists, and medical physicists who are involved in breast imaging and interventional procedures. Included among the objectives of the Course was the intent to “assess new technologies for breast imaging and understand their potential role and appropriate use in the evaluation of breast disease.”

In April 2007, we announced results of a comparison study of CT laser Mammography (CTLM®) and MR conducted by physicians at Catholic University in Rome, Italy. The study was featured in a poster at our exhibit at the European Congress of Radiology (ECR), March 9-13 in Vienna, Austria. The results were from a work-in-progress study that compared CTLM® to MR for detecting remaining angiogenesis after neoadjuvant therapy which suggested that CTLM® may be more sensitive than MR for treatment monitoring. The study results and CTLM® technology were featured in a March 21st article on medicalphysicsweb.org, a community website of the Institute of Physics in the United Kingdom. The article is featured on the medicalphysicsweb website at http://medicalphysicsweb.org/cws/article/industry/27370. A quick registration with the site is required to view the article.

In April 2007, we announced that Professor Eric Milne, M.D., IDSI Director of Clinical Research, had contributed to a comprehensive new book, “Cancer Imaging: Lung and Breast Carcinomas,” edited by Professor M.A. Hayat. Professor Milne’s chapter, “Breast Dose in Thoracic Computed Tomography,” examines the risks of inducing breast cancer as a result of the ionizing radiation received during CT exams of the thorax and upper abdomen. Citing results stemming from his original 1992 study, which demonstrated that large doses of ionizing radiation, equivalent to the dose from 15 to 60 mammograms, are absorbed by the female breast as a result of each chest CT exam, Milne suggests that referring physicians should carefully weigh the clinical necessity for thoracic scans in female and pediatric patients and cautions against the use of CT scans as a screening procedure for lung cancer, coronary artery calcification, or pediatric lung disease. The book, which will be published by Elsevier, is currently in press.

In April 2007, we announced the publication of a significant medical study, “Role of CTLM in Early Detection of Vascular Breast Lesions.” The paper, by Mohammed Emad E. Eid, M.D., Ph.D., et al., was published in The Egyptian Journal of Radiology and Nuclear Medicine, Vol. 37, No. 1, (March): 633-643, 2006. The study highlighted the importance of imaging the presence and extent of angiogenesis in breasts as a means to improve breast cancer detection and management methods. Angiogenesis is the formation of new blood vessels. In the breast, such new vessels are associated with cancer growth. 450 CTLM imaging procedures were performed by Dr. Eid in the Department of Radiology, SAQR Hospital, RAK, United Arab Emirates. His study cited the problems with conventional breast imaging techniques and emphasized the important role our CTLM can play in improving detection and management. According to Dr. Eid, CTLM is less invasive, less expensive, and may have sensitivity advantages when compared to MRI, the only other technique to image neovascularization.

On May 10, 2007, we announced that a majority of our international CTLM® systems have been upgraded to the 4.1 Performance Package level, which include several significant enhancements. These enhancements are new scan control software to reduce scan time from 12 to 9 minutes, increasing patient throughput by 25% while adding to patient comfort and reducing patient movement artifacts; CTLM® self-diagnostic background software to monitor for potential faults and to log quality-assurance data for service purposes; improved software to simplify daily calibration routines; customer-driven changes to the image presentation displays to allow faster, more flexible viewing; and, specifically for the international installed base, operator interface software that enables simplified translation into non-English languages. These international CTLM® systems will now operate at the same higher performance level as our US PMA clinical sites.

Annual Meeting

The Board of Directors of IDSI have set a tentative date of November 7, 2007 for our annual meeting to be held at our corporate offices in Plantation, Florida.

Laser Imager for Lab Animals

Our Laser Imager for Lab Animals “LILA™” program has developed an optical helical micro-CT scanner in a third-generation configuration. The system was designed to image numerous compounds, especially green fluorescent protein, derived from the DNA of jellyfish. The LILA scanner is targeted at pharmaceutical developers and researchers who monitor cancer growth and who use multimodality small animal imaging in their clinical research.

IDSI’s strategic thrust for the LILA project changed in 2006. As we previously announced, IDSI is focusing on women’s health business markets with a family of CTLM® systems and related devices and services. The animal imager does not fit our business model although the fundamental technology is related to the human breast imager.
Consequently, we sought to align the project with a company already in the animal imaging market that might complete the LILA and commercialize it.

On August 30, 2006 we announced an exclusive license agreement under which Bioscan, Inc. would integrate LILA technology into their animal imaging portfolio. Under the agreement we would transfer technology to Bioscan by December 2006 upon receipt of a $250,000 technology transfer fee. We have received full payment of the technology transfer fee and plans are in place for Bioscan to begin the project during the fourth quarter of fiscal 2007. The agreement also provides for royalties on any future sales of LILA products. On May 9, 2007 we announced that a new patent for our optical CT scanner for small laboratory animals was issued on May 1, 2007 as U.S. Patent 7,212,848. This second patent adds the concept of a second laser which will provide a geographic reference for the fluorescence image. Our first patent covered the basic CT fluorescent imaging of small laboratory animals.

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

We have made sales under the Fifth Private Equity Credit Agreement from time to time in order to raise working capital on an “as needed” basis. As of the date of this report, under the Fifth Private Equity Credit Agreement we have drawn down $5,280,000 and issued 64,028,512 shares of common stock and have an available balance to draw of $9,720,000. We intend to continue raising funds through draws under the Fifth Private Equity Credit Agreement.

As of the date of this report, since January 2001, we have drawn an aggregate of $39,984,541 in gross proceeds from our equity credit lines with Charlton and have issued 179,998,752 shares as a result of those draws.

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

Dated: May 10, 2007		Imaging Diagnostic Systems, Inc.

	By:	/s/ Timothy B. Hansen
Timothy B. Hansen
Chief Executive Officer

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President and
Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)