Form 10-K
period 2007-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2007-09-13
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2007
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

Based on the average closing bid and asked prices of the common stock on the latest practicable date, September 12, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was $21,472,210.

The number of shares outstanding of each of the issuer’s classes of common stock, as of September 12, 2007 was 318,205,363.  As of September 12, 2007, the issuer had no shares of preferred stock outstanding.

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

PART I

Item 1.  Our Business

Overview
Imaging Diagnostic Systems, Inc. (“IDSI”) is a development stage medical technology company.  Since its inception in December 1993, we have been engaged in the development and testing of a Computed Tomography Laser Breast Imaging System for detecting breast cancer (CT Laser Mammography or, "CTLM®").  We are currently in the process of commercializing the CTLM® in certain international markets where approvals to market have been secured although CTLM® is not yet approved for sale in the U.S.  CTLM® is a Class III medical device and we are continuing efforts to secure the Food and Drug Administration’s PreMarket Approval based upon clinical studies.  CTLM® has been declared a Non-Significant risk (NSR) device when used for our intended use.

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

As of the date of this report we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through June 30, 2007 of approximately $98,341,059 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA Pre-Market Approval (“PMA”) process, and the costs associated with advanced product development activities.  There can be no assurances that we will obtain the PMA, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

Breast Cancer
The American Cancer Society (ACS) estimated that approximately 178,480 new cases of invasive breast cancer and 62,030 cases of carcinoma in situ (CIS) non-invasive (localized) breast cancer will be diagnosed in the United States during 2007.  Breast cancer ranks as the second leading cause of cancer-related death among women, causing an estimated 40,460 deaths in 2007.

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

CTLM®
The CTLM® laser breast imaging system is being marketed as an adjunct to mammography and will not compete directly with X-ray mammography.  CTLM® is, however, an emerging new modality offering the potential of molecular functional imaging, which can visualize the process of angiogenesis which may be used to distinguish between benign and malignant tissue.

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

The CTLM® system laser diodes can stimulate fluorescent light emissions when used in conjunction with such compounds. When an appropriate fluorescent compound has been introduced into the blood, areas with an abundance of blood vessels, i.e., the angiogenesis associated with a tumor, may retain a higher concentration of the fluorescent compound.  As the CTLM® scanner illuminates these areas; fluorescent light is emitted and detected.  Reconstructed CTLM® images then locate and quantify the fluorescent area within the area of interest.

Several CTLM®’s were retrofitted with laser diodes tuned to specific wavelengths of light which matched the compounds. Optical filters limited the spectral responses to selected wavelengths.  Experiments were conducted by placing fluorescent compounds inside a breast equivalent phantom and scanning it with CTLM®.  To our knowledge we were the first with the ability to excite a fluorescent compound, detect its location within the simulated breast, and create an image.  On September 14, 1999, a patent was issued to IDSI titled “Laser Imaging Apparatus Using Biomedical Markers that Bind to Cancer Cells” as Patent No 5,952,664.

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

On August 30, 2006 we announced an exclusive license agreement under which Bioscan, Inc. would integrate LILA technology into their animal imaging portfolio.  Under the agreement, we would transfer technology to Bioscan by December 2006 upon receipt of a $250,000 technology transfer fee.  We have received full payment of the technology transfer fee and plans are in place for Bioscan to begin the project during the fourth quarter of calendar 2007.  The agreement also provides for royalties on any future sales of LILA products.  On May 9, 2007 we announced that a new patent for our optical CT scanner for small laboratory animals was issued on May 1, 2007 as U.S. Patent 7,212,848.  This second patent adds the concept of a second laser which will provide a geographic reference for the fluorescence image.  Our first patent covered the basic CT fluorescent imaging of small laboratory animals.

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

The FDA classifies medical devices intended for human use into three classes: Class I; Class II; and Class III.  The CTLM is a Class III device.  Class III devices are devices for which the FDA has insufficient information to conclude that either general controls or special controls would be sufficient to assure safety and effectiveness, and which are life-supporting, life-sustaining, of substantial importance in preventing impairment of human health (e.g., a diagnostic device to detect a life-threatening illness), or present a potentially unreasonable risk of illness or injury.  Manufacturers of Class III devices must apply to the FDA for pre-marketing approval (“PMA”) before marketing can begin.  PMA applications must demonstrate, among other matters, that the medical device is safe and effective.  A PMA application is typically a complex submission, usually including the results of clinical studies and statistical analyses.

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

In addition to the foregoing, we are subject to numerous federal, state, and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, and fire hazard control.  There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations and that such compliance will not have a material adverse effect upon our ability to conduct business.  See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statements – Extensive Government Regulation, No Assurance of Regulatory Approvals”.

Foreign Regulation
Sales of CTLM® systems outside of the United States are subject to foreign regulatory requirements that vary widely from country to country.  The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ.  The laws of certain European and Asian countries have permitted us to begin marketing the CTLM® in Europe and Asia before marketing would be permitted in the United States.  In order to sell our products within the European Economic Area (“EEA”), we were required to achieve compliance with requirements of the Medical Devices Directive (“MDD”) and affix a “CE” marking on our products to attest such compliance.  In Europe, we have obtained the certifications necessary to enable the CE mark to be affixed to our products.  In obtaining these certifications, we utilized the services of a notified body (“NB”).  A NB is a private sector regulatory body responsible for the review and approval of the documentation submitted by us to gain CE approval. In November 2000, we were recommended for CE marking, subject to review by UL’s Notified Body.  In January 2001, we received regulatory approval from UL to apply the CE marking to our CTLM® system.  CE marking provides us the opportunity to market the CTLM® within the European Union, one of the largest markets in the world and permits medical device product sales in many other markets worldwide.

In October 2000, we contracted Underwriters Laboratories Inc. (“UL”) to perform safety testing and assist us in achieving the regulatory certifications necessary to begin selling the CTLM® system outside the United States.  We also chose our Notified Body to certify our compliance with EN29000/46001/ISO9000 quality assurance standards.  In January 2001 we received notice from UL of completion for worldwide safety classification of our CTLM® system.  We replaced our European authorized representative with Emergo Europe effective August 1, 2005 in the normal course of business.

In May 2001, we received ISO 9002 certification demonstrating our commitment for quality and our ability to provide consistency, reliability, value and exceptional customer service.  ISO 9002 certification is significant in facilitating the global marketing of our CTLM® system by conforming to an effective quality management system recognized around the world.

On September 25, 2001, we received a Certificate of Exportability from the FDA for the CTLM®.  The FDA requires unapproved Class III products that are subject to PMA requirements to have FDA Certificate of Exportability in order to be exported outside of the United States.   We received a renewal of our Certificate of Exportability dated May 30, 2007, which is valid for two years.

In October 2003, we announced that we received a Certificate of Approval that our Quality Management System has been inspected and upgraded to the following quality assurance standards: ISO 9001:2000, ISO, 13485:2003, and Annex II have been granted.  As of the date of this report, almost 100 countries, including the United States, the United Kingdom, Germany, Australia, Canada, Japan and France have adopted ISO Standards as the primary means for evaluating the quality of manufacturing products.  We have been re-inspected by UL and our Certificates of Approval have been renewed through May 29, 2009.

Regulatory and Clinical Status

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

On November 14, 2003 we announced that we received notification from the Medical Device Bureau of Health Canada that our application for a “New Medical Device” license was approved.  The license was issued in accordance with the Medical Device Regulations, Section 36.  Furthermore, we possess the CMDCAS ISO 13485-2003 certification, which is an additional regulatory requirement that is evidence of compliance to the quality system of the medical device.

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

In October 2004, we issued a press release announcing our decision to withdraw our current PMA application and resubmit the entire package in a simpler and more clinically and technically robust filing.  We said we would submit a new PMA application with a rephrased intended use statement better supported by our data, the inclusion of new clinical cases to improve the biometrics, and with a new clinical protocol to fully support the adjunctive use of CTLM® in clinical mammography settings.

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

In January 2005 we issued a press release stating that the clinical study we intended to submit to the FDA did not, in our opinion, adequately reflect the capabilities of CTLM® as an adjunctive mammography tool.  The clinical cases were collected on CTLM® systems dating back to 2001.  Since that time IDSI had developed significant improvements in the scanning subsystems, image reconstruction and image display software.  We had also improved quality assurance routines to ensure better operator and physician training, and improved image quality control.  We therefore announced our intention to collect data using our latest systems because we believed the results would yield a stronger study to support our PMA application.  Consequently, we decided to install updated CTLM® systems in the U.S.,which has extended the time to actual PMA submission from what we were earlier anticipating, but we believe this approach will better support the application.

We reported in our December 14, 2005 S-1 filing that we experienced further delays because of difficulties in designing a revised clinical protocol and in enlisting hospitals and imaging centers to participate in acquiring new clinical cases.  In spite of the delays we have experienced in obtaining the necessary approvals from the hospitals and their respective Institutional Review Boards (“IRB”), we have made good progress in advancing PMA activities. Several sites have been installed and we have begun collecting clinical data.  We intend to install 8-10 sites depending on patient volume.  Following data collection we plan to submit the PMA application in its entirety.

In our S-1 Registration Statement filed on March 23, 2006, we reported that changes would be incorporated to bring the CTLM® system to its most current design level.  Those changes were made and do, we believe, improve the device’s image quality and reliability.  Upgraded CTLM® systems have been installed at eight U.S. clinical sites and data collection is proceeding in accordance with our clinical protocol.  We are continuing to research and develop CTLM® technologies to advance the state-of-art of this new imaging modality.

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
3.	Catholic University Hospital, Rome, Italy
4.	Charles University Hospital, Prague, Czech Republic
5.	Friendship Hospital, Beijing, Peoples Republic of China

In November 2005, we announced that Schering AG had completed the evaluation of their new fluorescent imaging compound SF64 with three modified CT Laser Mammography systems.  Other research studies have been and are being completed in various countries.

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

Domestic Sales and Marketing

The CTLM will be positioned as an adjunct to x-ray mammography and may be especially useful in studies of dense breasts.  Consequently, CTLM will be marketed to centers performing x-ray mammography.  There are approximately 9,000 Mammography Quality Standards Act (MQSA) centers certified in the United States.  Sales in the U.S. cannot occur unless and until we receive pre-market approval from the FDA.  IDSI will begin marketing to the centers following FDA approval.

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

International Sales

We are pursuing international sales in those countries where regulations permit us to begin marketing the CTLM® subject to certain homologations.  Some countries, including Japan, require FDA approval before the CTLM® can be marketed.  As part of our global commercialization program for the CTLM®, we have installed systems at a number of International locations as clinical partner reference sites.  See “Clinical Collaboration Sites Update”.

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

International Distributors

IDSI intends to commercialize CTLM® in non-U.S. markets through distributors, representative organizations and agents.  We select exclusive distributors who have demonstrated the ability to sell and service similar devices.  In some regions we may add direct sales management, clinical applications or service support personnel if business conditions require such resources.  IDSI has a major commercial presence in the Peoples Republic of China (PRC).  In February 2006, we hired a company to represent our interests in the Asia Pacific region.  Subsequently, we opened a Representative Office in Beijing where presently we have a contract sales management employee, a field service technician and an office manager.

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

To our knowledge, several companies are targeting the breast optical imaging market.  Advanced Research Technologies, Inc. (ART) (TSX:ARA) is developing a non-3D imager which does not utilize our patented continuous wave technology and in which the breast must be immersed in a gel to be scanned.  ART may have distribution agreements with GE Medical should a product become available.  ART has not received a PMA.

In December 2005, Philips Medical Systems announced their intent to develop optical imaging equipment with an intention to “be on the market early after 2010.”  IDSI also believes that Siemens Medical Systems is developing optical imaging equipment.

CTLM® Laser Mammography Systems are in clinical settings including Italy, Germany, Poland, the Czech Republic, the Peoples Republic of China, Malaysia and the United Arab Emirates.  Over 9,000 breast exams have been completed on CTLM® systems.  In vivo human studies of fluorescent compounds have been conducted at three clinical locations in Germany.

Patents

The rapid technological advancements that characterize the medical device industry have led us to rely on a combination of patents, trade secrets, copyrights, trademarks, and confidentiality procedures and processes to protect our CTLM® and other technologies that we have developed.

The original patent for the CTLM® was granted in December 1997 under U.S. Patent Number 5,692,511 (the “Patent”).  The Patent has a total of 4 independent claims and 24 subordinate claims.  The independent claims serve to provide an overall outline of the disclosure of the invention.  The subordinate claims provide additional information to identify pertinent details of the invention as they relate to the respective specific independent claim.  We own the rights to the Patent for its 17-year life pursuant to an exclusive patent licensing agreement with the late Richard Grable, who invented the CTLM® and served as our Chief Executive Officer and whose estate has owned the Patent since his death in August 2001.  See “Patent Licensing Agreement” and “Certain Transactions.”  As of the date of this report, we own 20 patents and have 7 additional United States patents pending with regard to optical tomography, many of which are based on the original CTLM® technology.  We also have 15 International patents and have 7 International patents pending.

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

In September 2006, our patent counsel was notified by the patent examiner that all of the claims of our first patent application of the LILA technology have been allowed.  In January 2007, we announced the issuance of U.S. Patent 7,155,274, entitled “Optical Computed Tomography Scanner for Small Laboratory Animals.”

In May 2007 we announced that a new patent for our optical CT scanner for small laboratory animals was issued as U.S. Patent 7,212,848.  This second patent adds the concept of a second laser which will provide a geographic reference for the fluorescence image.  Our first patent covered the basic CT fluorescent imaging of small laboratory animals.

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

In June 1998, IDSI signed an exclusive patent license agreement with Mr. Grable, which covers some of the technology for the CTLM®.  The term of the license is for the life of the Patent (17 years) and any renewals, subject to termination under specific conditions.  As consideration for this license, Mr. Grable received 7,000,000 shares of common stock and a royalty based upon a percentage, ranging from 6% to 10%, of the dollar amount earned from each sale before taxes minus the cost of the goods sold and commissions or discounts paid.  The royalty provisions do not apply to sales made prior to receipt of the PMA for the CTLM®.  In addition, following issuance of the PMA, Mr. Grable would be eligible for minimum royalties of $250,000 per year based on the sales of the products and goods in which the CTLM® patent is used.  Mr. Grable’s interests in the patent license agreement passed to his estate in August 2001.  Mrs. Richard Grable, our former Chairman and CEO, is the principal beneficiary of Mr. Grable’s estate.

The following table sets forth the Patent licensing royalty structure:

ANNUAL ADJUSTED SALES	PERCENTAGE
$0 to $1,999,999	10%
$2,000,000 to $3,999,999	9%
$4,000,000 to $6,999,999	8%
$7,000,000 to $9,999,99	7%
Greater than $10,000,000	6%

Employees
As of September 2007, we have 28 full-time employees, including our three executive officers.  Thirty-two percent of our employees (9) are employed in the areas of scientific, clinical and product research and development.  In September 2006, we had 40 full-time employees, of which 35% or 14 employees were employed in the areas of scientific, clinical and product research and development.  The decrease is due to reduction in staff as a result of our overall cost control measures.  Our ability to develop our products and provide our services is dependent upon our recruiting, hiring and retaining qualified technical personnel.  To date, we have been able to recruit and retain sufficient qualified personnel.  None of our employees are represented by a labor union.  We have not experienced any work stoppages and consider our relations with our employees to be good.

Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel.  Therefore, we have entered into employment agreements with certain executive officers and key employees.  The loss of the services of existing personnel as well as the failure to recruit key scientific, technical and managerial personnel in a timely manner would be detrimental to our research and development programs and to our business.  Our anticipated growth and expansion into areas and activities requiring additional expertise, such as marketing, will require the addition of new management personnel.  Competition for qualified personnel is intense and there can be no assurance that we will be able to continue to attract and retain qualified personnel necessary for the development of our business.

Item 2.  Description of Our Property

Our headquarters facility is located at 6531 N.W. 18th Court, Plantation, Florida.  The facilities are owned by us and comprise a 24,000-sq. ft. building with ample space to expand, located on a 5-acre landscaped tract.  On September 13, 2007, we entered into an agreement with an unaffiliated third-party for the sale and lease-back of our property.  See Item 9B "Other Information - Sale Lease-Back”.  We believe that our facility is adequate for our current and reasonably foreseeable future needs.  We intend to assemble the CTLM® at our facility from hardware components that will be made by vendors to our specifications.

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

QUARTER ENDING	High Bid	Low Bid

FISCAL YEAR 2006
First Quarter	$0.31	$0.17
Second Quarter	$0.20	$0.121
Third Quarter	$0.19	$0.125
Fourth Quarter	$0.19	$0.129

FISCAL YEAR 2007
First Quarter	$0.15	$0.09
Second Quarter	$0.107	$0.065
Third Quarter	$0.155	$0.068
Fourth Quarter	$0.073	$0.038

FISCAL YEAR 2008
First Quarter (through September 12, 2007)	$0.078	$0.035

On September 12, 2007, the closing trade price of the common stock as reported on the OTC Bulletin Board was $.0725.  As of such date, there were approximately 2,753 registered holders of record of our common stock.

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

Since July 17, 2000, Charlton Avenue LLC (“Charlton”) has provided substantially all of our necessary funding through the private placement sale of convertible preferred stock with a 9% dividend and common stock through various private equity credit agreements.  We initially sold Charlton 400 shares of our Series K convertible preferred stock for $4 million and subsequently issued an additional 95 Series K shares to Charlton for $950,000 on November 7, 2000.  We paid Spinneret Financial Systems Ltd. (“Spinneret”), an independent financial consulting firm unaffiliated with the Company and, according to Spinneret and Charlton, unaffiliated with Charlton, $200,000 as a consulting fee for the first tranche of Series K shares and five Series K shares as a consulting fee for the second tranche.  The total of $4,950,000 was designed to serve as bridge financing pending draws on the Charlton private equity line provided through the various private equity credit agreements described in the following paragraphs.

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

We made sales under the Fourth Private Equity Credit Agreement from time to time in order to raise working capital on an “as needed” basis.  Under the Fourth Private Equity Credit Agreement we drew down $14,198,541 and issued 66,658,342 shares of common stock.  We terminated use of the Fourth Private Equity Credit Agreement and instead began to rely on the Fifth Private Equity Credit Agreement (described below) upon the April 26, 2006 effectiveness of our S-1 Registration Statement filed March 23, 2006.

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

We intend to use the proceeds from the $4.4 million sale/lease-back of our property to finance our current operations.  See Item 9B "Other Information - Sale/Lease-Back".  The Fifth Private Equity Credit Agreement will continue to be available, and we may use it from time to time in order to raise working capital on an “as needed” basis.  Based on our current assessment of our financing needs, we do not expect to draw the full $15,000,000 available under the Fifth Private Equity Credit Agreement.  As of the date of this report, under the Fifth Private Equity Credit Agreement we have drawn down $5,917,717 and issued 81,646,450 shares of common stock.

As of the date of this report, since January 2001, we have drawn an aggregate of $40,622,258 in gross proceeds from our equity credit lines with Charlton and have issued 197,616,690 shares as a result of those draws.

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

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2007	June 30, 2006	June 30, 2005	June 30, 2004	June 30, 2003
				(Restated)	(Restated)

Sales	$65,136	$675,844	$374,952	$733,211	$184,085

Cost of Sales	17,870	316,189	166,685	284,682	79,189

Gross Profit	47,266	359,655	208,267	448,529	104,896

Operating Expenses	7,123,347	6,984,057	7,338,806	8,160,982	7,487,696

Operating Loss	(7,076,081)	(6,624,402)	(7,130,539)	(7,712,453)	(7,382,800)

Gain (Loss) on sale of fixed assets	-	(2,439)	-	(5,669)	11,254
Interest income	11,455	8,416	5,680	9,305	689
Other income	250,001	21,500	409,962	-	-
Interest expense	(387,697)	(565,797)	(598,021)	(694,142)	(987,917)

Net Loss	(7,202,322)	(7,162,722)	(7,312,918)	(8,402,959)	(8,358,774)

Dividends on cumulative Pfd. stock:
From discount at issuance	-	-	-	-	-
Earned	-	-	-	-	-

Net loss applicable to
common shareholders	$(7,202,322)	$(7,162,722)	$(7,312,918)	$(8,402,959)	$(8,358,774)

Net Loss per common share	$(0.03)	$(0.03)	$(0.04)	$(0.05)	$(0.06)
Weighted avg. no. of common shares,
Basic & Diluted	271,667,256	218,846,738	185,636,553	167,982,750	145,150,783

Cash and Cash Equivalents	$477,812	$1,467,687	$765,523	$554,354	$1,361,507
Total Assets	4,365,427	6,250,909	5,608,004	5,683,328	5,943,415
Deficit accumulated during
the development stage	(98,341,059)	(91,138,737)	(83,976,015)	(76,663,097)	(68,260,138)
Stockholders' Equity	3,441,322	5,651,916	4,772,538	4,170,395	4,706,003

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Beginning with the fiscal year ending June 30, 2005 we also expanded our discussion of health insurance and worker’s compensation insurance so that they fell into compensation and related benefits for one of the three expense categories, where previously they were included under insurance costs.  For the fiscal year ending June 30, 2006, we expanded our compensation and related benefits disclosure to include the non-cash compensation related to the expensing of stock options in the three expense categories.

Twelve Months Ended June 30, 2007 and June 30, 2006

SALES AND COST OF SALES

Revenues during the year ended June 30, 2007, were $65,136 representing a decrease of $610,708 or 90% from $675,844 during the year ended June 30, 2006.  The Cost of Sales during the year ended June 30, 2007, was $17,870 representing a decrease of $298,319 or 94% from $316,189 during the year ended June 30, 2006.  The decrease in revenues and Cost of Sales is a result of no CTLM® sales being recorded compared to selling five CTLM® Systems during the year ended June 30, 2006.

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

General and administrative expenses during the year ended June 30, 2007, were $3,012,575 representing a decrease of $353,851 or 11% from $3,366,426 during the year ended June 30, 2006.  Of the $3,012,575 and $3,366,426, compensation and related benefits comprised $2,090,560 (69%) and $2,228,994 (66%), respectively, representing a decrease of $138,434 or 6%.  Of the $2,090,560 and $2,228,994 compensation and related benefits, $360,695 (17%) and $481,556 (22%), respectively, were due to non-cash compensation associated with expensing stock options. The general and administrative decrease of $353,851 is due primarily to decreases of $138,434 in compensation and related benefits ; $124,256 in consulting expenses as we did not incur any general and administrative consulting expenses during the period; $64,502 in proxy service expenses as a result of reduced printing charges due to the elimination of the color pages to the annual report and lower mailing costs due to online delivery of materials and shareholder voting during the period; and $18,027 in board meeting expenses as a result of fewer board of directors meetings and workshop days. These reductions were a result of our cost control measures.

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

Research and development expenses during the year ended June 30, 2007, were $2,089,497 representing an increase of $42,809 or 2% from $2,046,688 during the year ended June 30, 2006.  Of the $2,089,497 and $2,046,688, compensation and related benefits comprised $1,475,076 (71%) and $1,470,539 (72%), respectively, representing an increase of $4,538 or 0%.  Of the $1,475,076 and $1,470,539 compensation and related benefits, $40,672 (3%) and $125,423 (9%), respectively, were due to non-cash compensation associated with expensing stock options.

The research and development increase of $42,809 is due primarily to increases of $142,092 in clinical expenses due to costs associated with our PMA clinical trials; and $4,538 in research and development compensation and related benefits.  The total increase is partially offset by decreases of $71,105 in consulting expenses because of decreased use of consultants in the field of scientific and clinical disciplines; and $31,960 in travel expenses due to decreased travel to our international clinical collaboration sites.

Clinical expenses during the year ended June 30, 2007, were $257,795 representing an increase of $142,092 or 124% from $115,703 as a result of higher clinical activity in the current year.

We expect a significant increase in our research and development expenses during the fiscal year ending June 30, 2008 due to increased costs associated with conducting clinical trials in the United States required for our PMA application.  We also expect our consulting expenses and professional fees to increase due to the costs associated with our PMA application.  See Item 1. Our Business - “Clinical Collaboration Sites Update”.

SALES AND MARKETING

Our sales and marketing expenses consist primarily of compensation and related benefits for employees in the areas of sales, marketing, sales support and sales administration.  Also included are the expenses associated with advertising and promotion; representative office expense; trade shows; conferences; promotional and training costs related to marketing the CTLM®; commissions; travel/subsistence; consulting; certification expenses; and product liability insurance.

Sales and marketing expenses during the year ended June 30, 2007, were $1,351,521 representing an increase of $140,604 or 12% from $1,210,917 during the year ended June 30, 2006.  Of the $1,351,521 and $1,210,917, compensation and related benefits comprised $412,283 (31%) and $429,568 (35%), respectively, representing a decrease of $17,285 or 4%.  Of the $412,283 and $429,568 compensation and related benefits, $29,946 (7%) and $25,578 (6%), respectively, were due to non-cash compensation associated with expensing stock options.

The sales and marketing increase of $140,604 was due primarily to increases of $222,550 in representative office expense as a result of opening our representative office in Beijing, China; $24,681 in travel expenses associated with sales and marketing related activities; $20,146 in advertising and promotion; and $9,162 in translation expenses.  The total increase is partially offset by decreases of $72,281 in regulatory expense due to the recording of the Chinese regulatory fee in the prior fiscal year; $26,974 in consulting expenses due to a reduced reliance on outside sales consultants; $17,285 in compensation and related benefits; and $17,915 in commission expense as a result of having no sales subject to commissions during the current fiscal year compared to five sales in the prior fiscal year.

We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.  We are in the process of expanding our sales and marketing department and have opened a representative office in Beijing, China to support sales and service for our distribution network in that country.

AGGREGATED OPERATING EXPENSES

Total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) during the year ended June 30, 2007, were $7,123,347 representing an increase of $139,290 or 2% from $6,984,057 when compared to the operating expenses during the year ended June 30, 2006.

Compensation and related benefits during the year ended June 30, 2007, were $3,977,920 representing a decrease of $151,180 or 4% from $4,129,100 during the year ended June 30, 2006.  Of the $3,977,920 and $4,129,100 compensation and related benefits, $431,313 (11%) and $632,558 (15%), respectively, were due to non-cash compensation associated with expensing stock options.  The net decrease of $151,180 was due to a $201,245 decrease in the recording of non-cash compensation related to the expensing of stock options combined with an increase of cash compensation of $50,065.

Inventory valuation adjustments during the year ended June 30, 2007, were $493,596 representing an increase of $309,377 or 168% from $184,219 during the year ended June 30, 2006.  The increase is due primarily to the recording of a one-time Inventory Reserve of $300,000 at the end of the fiscal year.  See “Critical Accounting Policy – Inventory”.

Depreciation and amortization during the year ended June 30, 2007, were $176,158 representing an increase of $351 or 0% from $175,807during the year ended June 30, 2006.

Interest expense during the fiscal year ended June 30, 2007, was $387,697 representing a decrease of $178,100 or 31% from $565,797 during the year ended June 30, 2006.  The decrease is due primarily to the reduced dollar amount of the draws and the recording of the 7% discount on our equity credit line as interest with Charlton Avenue, LLC (“Charlton”).  See Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters – “Financing/Equity Line of Credit”

Other income during the year ended June 30, 2007, was $250,001 representing an increase of $228,501 or 1,068% from $21,500 during the year ended June 30, 2006.  The $250,001 represents payments for the technology transfer fee pursuant to the Bioscan Agreement (See Item 1 Our Business -“Laser Imager for Lab Animals”).  The $21,500 was a result of the extinguishment of debt from a loan and related accrued interest payable as of June 30, 2006.  See Notes to the Financial Statements, Note 10 “Short-Term Debt”.

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

We expect a significant increase in our research and development expenses during the fiscal year ending June 30, 2007 due to increased costs associated with conducting clinical trials in the United States required for our PMA application.  We also expect our consulting expenses and professional fees to increase due to the costs associated with our PMA application.  See Item 1. Our Business - “Clinical Collaboration Sites Update”.

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

Inventory valuation adjustments during the year ended June 30, 2006, were $184,219 representing a decrease of $314,975 or 63% from $499,194 during the year ended June 30, 2005.  The decrease is due to a reduction in write-downs of components that are obsolete and are no longer used in the manufacturing of the CTLM®.  See “Critical Accounting Policy – Inventory”.

Depreciation and amortization during the year ended June 30, 2006, were $175,807 representing a decrease of $11,732 or 6% from $187,539 during the year ended June 30, 2005.

Interest expense during the fiscal year ended June 30, 2006, was $565,797 representing a decrease of $32,224 or 5% from $598,021 during the year ended June 30, 2005.  The decrease is due primarily to the dollar amount of the draws and the recording of the 7% discount on our equity credit line as interest with Charlton Avenue, LLC (“Charlton”).  See Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters – “Financing/Equity Line of Credit”

We recorded other income of $21,500 as a result of the extinguishment of debt from a loan and related accrued interest payable as of June 30, 2006.  See Notes to the Financial Statements, Note 10 “Short-Term Debt”.

Balance Sheet Data
We have financed our operations since inception by the issuance of equity securities with aggregate net proceeds of approximately $64,910,367 and through loan transactions in the aggregate net amount of $2,845,029.  Furthermore, we issued equity securities for the conversion of all outstanding convertible debentures in the aggregate net amount of $3,240,000.

Our combined cash and cash equivalents totaled $477,812 at June 30, 2007.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to obtain the PMA, the expected costs of commercializing our initial product, the CTLM®, and the time required for homologations from certain countries.

Our inventory, which consists of raw materials, work in process (including completed units under testing), finished goods less Inventory Reserve, totaled $1,363,156 at June 30, 2007 and $1,891,904 at June 30, 2006.  Raw materials used for research and development or other purposes are expensed and not included in inventory.  This decrease is primarily due to the recording of Inventory Reserve and an inventory valuation adjustment of $493,596 recorded during the year.  We have re-classed $121,094 from Inventory to Clinical Equipment to reflect systems on consignment for international demonstration, clinical collaboration, training and research.  We expect to recover our investment because the CTLM® represents a new technology for imaging the breast using a laser beam instead of ionizing x-ray to produce three dimensional images.  We expect over time that the CTLM® will gain worldwide acceptance in the medical community because its basis in science is Computed Tomography.  See Note 6 “Inventories”.

Our property and equipment, net, totaled $2,030,795 at June 30, 2007 and $2,035,183 at June 30, 2006.

Our Intangible assets (formerly “Other assets”) totaled $273,412 at June 30, 2007 compared to $307,588 at June 30, 2006.  This decrease is due to the amortization of a patent licensing agreement.

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

We have financed our operating and research and development activities through several private placement transactions.  Net cash used for operating and product development expenses, which include our purchase of additional materials to continue the manufacture of CTLM® Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law was $5,416,092 during fiscal 2007, compared to net cash used by operating activities and product development of the CTLM® and related software development of $6,122,032 in fiscal 2006.  At June 30, 2007, we had working capital of $1,137,115 compared to working capital of $3,309,145 at June 30, 2006.  On June 27, 2007, we borrowed the sum of $250,000 from Charlton Avenue LLC, and we repaid the loan plus a $20,000 premium on August 2, 2007.

If and when we receive a PMA from the FDA, which cannot be assured, we believe that, based on our current business plan approximately $5 million will be required above and beyond normal operating expenses over the next year to complete all necessary stages in order for us to market the CTLM® in the United States and foreign countries.  The $5 million will be used to purchase inventory, sub-contracted components, tooling and manufacturing templates and pay non-recurring engineering costs associated with preparation for full capacity manufacturing and assembly and marketing, advertising and promotion, training, ongoing regulatory expenses, and other costs associated with product launch.  We intend to use the proceeds of $4.4 million from the sale/lease-back of our property to finance our current operations.  See “Item 9B. Other Information”.  The Fifth Private Equity Credit Agreement will continue to be available which we may use from time to time in order to raise working capital on an “as needed” basis.  If the need should arise for capital in excess of proceeds from the sale/lease-back transaction, we will use the Fifth Private Equity Credit Agreement.  If the Fifth Private Equity Credit Agreement is unavailable due to the price of our common stock, our inability to comply with the registration provision, Charlton’s breach of its agreement, or any other reason, we may be forced to seek additional funding through public or private financing, collaboration, licensing and other arrangements with corporate partners.  See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters/Financing/Equity Line of Credit”.

During fiscal 2007, we raised a total of $4,192,717 less expenses through private placement transactions pursuant to our Fifth Private Equity Credit Agreement.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to our need to obtain the PMA, the expected costs of commercializing our initial product, the CTLM®, and the expense of our continuing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  Accordingly, we intend to use the proceeds from the sale/lease-back of our property to finance our current operations and if necessary, the Fifth Private Equity Credit Agreement to raise the funds required through the end of fiscal year 2008 and thereafter in order to continue operations.  In the event that we are unable to utilize the Fifth Private Equity Credit Agreement, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

We now have issued and outstanding 318,205,363 shares of common stock out of 450,000,000 authorized shares.  In addition, we have reserved approximately 20,600,000 shares to cover outstanding options.  We had anticipated that revenues would have been a significant source of cash by the date of this report, but commercialization has been slower than expected largely due to the delay in obtaining PMA from the FDA, which we believe has depressed our stock price.  The continued dilution caused by the issuance of common shares through the utilization of our Fifth Private Equity Credit Agreement was the compelling reason why we made the decision to sell and lease back our building.

Capital expenditures for the fiscal 2007 were $16,500 as compared to $20,079 for the prior year. These expenditures were related to the purchases of computer and other equipment, office, warehouse and manufacturing fixtures and computer software.  We anticipate that our capital expenditures for fiscal 2008 will be approximately $25,000.

During the year ending June 30, 2007, there were no changes in our existing debt agreements and we had no outstanding bank loans as of June 30, 2007.  Our annual fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are approximately $7.2 million, as of the date of this report, and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs, which are presently estimated at an aggregate of approximately $600,000 per month.  The foregoing projections are subject to many conditions most of which are beyond our control.  Our future capital requirements will depend on many factors, including the following: the progress of our product development projects, the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in our existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish; and the development of commercialization activities and arrangements.

We do not expect to generate a positive internal cash flow for at least 12 months as substantial costs and expenses continue due principally to the international commercialization of the CTLM®, activities related to our FDA PMA process, and advanced product development activities.  We intend to use the proceeds from the sale/lease-back of our property to finance our current operations and, if necessary, the Fifth Private Equity Credit Agreement as our principal source of additional capital.  No assurances, however, can be given that this financing or any necessary future financing will be available or, if available, that it will be obtained on terms satisfactory to us.  Our ability to effectuate our business plan and continue operations is dependent on our ability to raise capital, structure a profitable business, and generate revenues.  If our working capital were insufficient to fund our operations, we would have to explore additional sources of financing.  We plan to continue our policy of investing excess funds, if any, in a High Performance Money Market account at Wachovia Bank N.A.

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

Item 8.  Financial Statements

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors and
Stockholders of Imaging Diagnostic Systems, Inc.

We have audited the accompanying balance sheets of Imaging Diagnostic Systems, Inc. (A Development Stage Enterprise) as of June 30, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2007and 2006 and for the period December 10, 1993 (date of inception) to June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period December 10, 1993 (date of inception) to June 30, 2005 reflect total revenues and a net loss of $1,292,248 and $77,128,255 respectively, of the cumulative totals. The other auditors’ report has been furnished to us and our opinion, insofar as it relates to amounts included for such period, is based solely on the report of such other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2007 and 2006, and the results of its operations and cash flows for the years then ended and for the period December 10, 1993 (date of inception) to June 30, 2007 in conformity with generally accepted accounting principles in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Imaging Diagnostic Systems, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 28, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

                    /s/  SHERB & CO, LLP
                    Certified Public Accountants

Boca Raton, Florida
August 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Imaging Diagnostic Systems, Inc.

We have audited the accompanying statements of operations, stockholders' equity and cash flows of Imaging Diagnostic Systems, Inc. (a Development Stage Company) for the year ended June 30, 2005 and for the period December 10, 1993 (date of inception) to June 30, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Imaging Diagnostic Systems, Inc. (a Development Stage Company), for the year ended June 30, 2005 and for the period December 10, 1993 (date of inception) to June 30, 2005 in conformity with United States generally accepted accounting principles.

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

 /s/  Margolies, Fink and Wichrowski

Certified Public Accountants
Pompano Beach, Florida
August 22, 2005

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Balance Sheets

June 30, 2007 and 2006

ASSETS
	2007	2006

Current assets:
Cash and cash equivalents	$477,812	$1,467,687
Accounts receivable, net of allowances for doubtful accounts
of $29,967 and $40,000, respectively	119,866	432,084
Loans receivable	63,602	73,617
Inventories, net of reserve of $408,000 and $108,000, respectively	1,363,156	1,891,904
Prepaid expenses	36,784	42,846

Total current assets	2,061,220	3,908,138

Property and equipment, net	2,030,795	2,035,183
Intangible assets, net	273,412	307,588

Total assets	$4,365,427	$6,250,909

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$585,991	$558,993
Customer deposits	88,114	40,000
Short term debt	250,000	-

Total current liabilities	924,105	598,993

Commitments and contingencies	-	-

Stockholders equity:
Common stock, no par value; authorized 450,000,000 shares,
issued 311,538,038 and 247,676,633 shares, respectively	99,120,731	94,560,316
Additional paid-in capital	2,661,650	2,230,337
Deficit accumulated during the development stage	(98,341,059)	(91,138,737)

Total stockholders' equity	3,441,322	5,651,916

Total assets & stockholders' equity	$4,365,427	$6,250,909

See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Operations
				From Inception
				(December 10,
	Year Ended	Year Ended	Year Ended	1993) to
	June 30, 2007	June 30, 2006	June 30, 2005	June 30, 2007

Net Sales	$65,136	$675,844	$374,952	$2,033,228
Cost of Sales	17,870	316,189	166,685	864,615

Gross Profit	47,266	359,655	208,267	1,168,613

Operating Expenses:
General and administrative	3,012,575	3,366,426	3,014,800	49,965,745
Research and development	2,089,497	2,046,688	2,553,567	18,387,032
Sales and marketing	1,351,521	1,210,917	1,083,706	7,089,718
Inventory valuation adjustments	493,596	184,219	499,194	4,412,010
Depreciation and amortization	176,158	175,807	187,539	2,773,073
Amortization of deferred compensation	-	-	-	4,064,250

Total Operating Expenses	7,123,347	6,984,057	7,338,806	86,691,828

Operating Loss	(7,076,081)	(6,624,402)	(7,130,539)	(85,523,215)

Gain (Loss) on sale of fixed assets	-	(2,439)	-	3,146
Interest income	11,455	8,416	5,680	294,388
Other income	250,001	21,500	409,962	681,463
Interest expense	(387,697)	(565,797)	(598,021)	(6,949,081)

Net Loss	(7,202,322)	(7,162,722)	(7,312,918)	(91,493,299)

Dividends on cumulative preferred stock:
From discount at issuance	-	-	-	(5,402,713)
Earned	-	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(7,202,322)	$(7,162,722)	$(7,312,918)	$(98,341,059)

Net Loss per common share:
Basic and diluted	$(0.03)	$(0.03)	$(0.04)	$(0.92)

Weighted average number of
common shares outstanding:
Basic and diluted	271,667,256	218,846,738	185,636,553	106,483,084

See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity

From December 10, 1993 (date of inception) to June 30, 2007
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

From December 10, 1993 (date of inception) to June 30, 2007
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

From December 10, 1993 (date of inception) to June 30, 2007
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

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2007
						Deficit
						Accumulated
	Preferred Stock (**)		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at June 30, 1997 (restated)	450	4,500,000	24,905,084	15,739,729	3,663,120	(18,298,930)	(35,559)	(1,379,125)	4,189,235

Preferred stock sold, including dividends
and placement fees	501	5,010,000	-	-	1,290,515	(1,741,015)	-	-	4,559,500

Conversion of preferred stock to common stock	(340)	(3,400,000)	6,502,448	4,644,307	(1,210,414)	-	-	-	33,893

Common stock sold	-	-	500,000	200,000	-	-	-	-	200,000

Common stock issued in exchange for services	-	-	956,000	1,419,130	-	-	-	-	1,419,130

Common stock issued for compensation	-	-	64,300	54,408	-	-	-	-	54,408

Common stock issued with exercise of stock options	-	-	65,712	22,999	-	-	-	-	22,999

Common stock issued in exchange for
licensing agreement	-	-	3,500,000	1,890,000	(3,199,000)	-	-	-	(1,309,000)

Dividends accrued on preferred stock not
yet converted	-	-	-	-	-	(315,000)	-	-	(315,000)

Stock options granted	-	-	-	-	1,340,625	-	-	(1,340,625)	-

Collection of stock subscriptions	-	-	-	12,500	-	-	21,250	-	33,750

Amortization of deferred compentsation	-	-	-	-	-	-	-	1,418,938	1,418,938

Net loss (restated)	-	-	-	-	-	(6,715,732)	-	-	(6,715,732)

Balance at June 30, 1998 (restated)	611	6,110,000	36,493,544	23,983,073	1,884,846	(27,070,677)	(14,309)	(1,300,812)	3,592,121

See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2007
						Deficit
						Accumulated
	Preferred Stock (**)		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at June 30, 1998 (restated)	611	6,110,000	36,493,544	23,983,073	1,884,846	(27,070,677)	(14,309)	(1,300,812)	3,592,121	*

Preferred stock issued - satisfaction of debt	138	1,380,000	-	-	(161,348)	(492,857)	-	-	725,795

Conversion of preferred stock to common stock	(153)	(1,530,000)	4,865,034	1,972,296	(442,296)	-	-	-	-

Common stock sold	-	-	200,000	60,000	-	-	-	-	60,000

Common stock issued - exchange for services
and compensation	-	-	719,442	301,210	-	-	-	-	301,210

Common stock issued - repayment of debt	-	-	2,974,043	1,196,992	-	-	-	-	1,196,992

Common stock issued in exchange for loan fees	-	-	480,000	292,694	-	-	-	-	292,694

Common stock issued with exercise of stock options	-	-	65,612	124,464	-	-	-	-	124,464

Common stock issued in satisfaction of
licensing agreement payable	-	-	3,500,000	1,890,000	-	-	-	-	1,890,000

Redeemable preferred stock sold, deemed dividend	-	-	-	-	-	(127,117)	-	-	(127,117)

Dividends accrued-preferred stock not yet converted	-	-	-	-	-	(329,176)	-	-	(329,176)

Stock options granted	-	-	-	-	209,625	-	-	(209,625)	-

Amortization of deferred compentsation	-	-	-	-	-	-	-	1,510,437	1,510,437

Net loss (restated)	-	-	-	-	-	(6,543,292)	-	-	(6,543,292)

Balance at June 30, 1999 (restated)	596	5,960,000	49,297,675	29,820,729	1,490,827	(34,563,119)	(14,309)	-	2,694,128

See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2007
						Deficit
						Accumulated
	Preferred Stock (**)		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at June 30, 1999 (restated)	596	5,960,000	49,297,675	29,820,729	1,490,827	(34,563,119)	(14,309)	-	2,694,128

Conversion of convertible debentures	-	-	4,060,398	3,958,223	-	-	-	-	3,958,223

Conversion of preferred stock to common, net	(596)	(5,960,000)	45,415,734	7,313,334	(648,885)	-	-	-	704,449

Common stock sold	-	-	100,000	157,000	-	-	-	-	157,000

Common stock issued - exchange for services
and compensation, net of cancelled shares	-	-	137,000	(18,675)	-	-	-	-	(18,675)

Common stock issued - repayment of debt
and accrued interest	-	-	5,061,294	1,067,665	-	-	-	-	1,067,665

Common stock issued in exchange for
interest and loan fees	-	-	7,297	2,408	-	-	-	-	2,408

Common stock issued with exercise of stock options	-	-	1,281,628	395,810	157,988	-	(13,599)	-	540,199

Common stock issued with exercise of warrants	-	-	150,652	121,563	97,850	-	-	-	219,413

Issuance of note payable with warrants at a discount	-	-	-	-	500,000	-	-	-	500,000

Dividends accrued-preferred stock not yet converted	-	-	-	-	-	(145,950)	-	-	(145,950)

Net loss (restated)	-	-	-	-	-	(6,531,662)	-	-	(6,531,662)

Balance at June 30, 2000 (restated)	-	-	105,511,678	42,818,057	1,597,780	(41,240,731)	(27,908)	-	3,147,198

See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2007
						Deficit
						Accumulated
	Preferred Stock (**)		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at June 30, 2000 (restated)	-	-	105,511,678	42,818,057	1,597,780	(41,240,731)	(27,908)	-	3,147,198

Preferred stock sold, including dividends	500	5,000,000	-	-	708,130	(708,130)	-	-	5,000,000

Conversion of preferred stock to common, net	(500)	(5,000,000)	5,664,067	5,580,531	(708,130)	-	-	-	(127,599)

Common stock issued - line of equity transactions	-	-	3,407,613	3,143,666	-	-	-	-	3,143,666

Common stock issued - exchange for services
and compensation	-	-	153,500	227,855	-	-	-	-	227,855

Common stock issued - repayment of debt
and accrued interest	-	-	810,000	1,393,200	-	-	-	-	1,393,200

Common stock issued with exercise of stock options	-	-	3,781,614	1,868,585	-	-	13,599	-	1,882,184

Common stock issued with exercise of warrants	-	-	99,375	119,887	-	-	-	-	119,887

Dividends accrued-preferred stock	-	-	-	-	-	(422,401)	-	-	(422,401)

Net loss (restated)	-	-	-	-	-	(9,532,450)	-	-	(9,532,450)

Balance at June 30, 2001 (restated)	-	-	119,427,847	55,151,781	1,597,780	(51,903,712)	(14,309)	-	4,831,540

See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2007
						Deficit
						Accumulated
	Preferred Stock (**)		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at June 30, 2001 (restated)	-	-	119,427,847	55,151,781	1,597,780	(51,903,712)	(14,309)	-	4,831,540

Common stock issued - line of equity transactions	-	-	11,607,866	6,213,805	-	-	-	-	6,213,805

Common stock issued - exchange for services
and compensation	-	-	560,000	294,350	-	-	-	(117,600)	176,750

Net loss (restated)	-	-	-	-	-	(7,997,652)	-	-	(7,997,652)

Balance at June 30, 2002 (restated)	-	-	131,595,713	61,659,936	1,597,780	(59,901,364)	(14,309)	(117,600)	3,224,443

Common stock issued - line of equity transactions	-	-	29,390,708	8,737,772	-	-	-	-	8,737,772

Common stock issued - exchange for services
and compensation	-	-	2,007,618	970,653	-	-	-	117,600	1,088,253

Payment of subscriptions receivable	-	-	-	-	-	-	14,309	-	14,309

Net loss (restated)	-	-	-	-	-	(8,358,774)	-	-	(8,358,774)

Balance at June 30, 2003 (restated)	-	-	162,994,039	71,368,361	1,597,780	(68,260,138)	-	-	4,706,003

See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2007
						Deficit
						Accumulated
	Preferred Stock (**)		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at June 30, 2003 (restated)	-	-	162,994,039	71,368,361	1,597,780	(68,260,138)	-	-	4,706,003

Common stock issued - line of equity transactions	-	-	8,630,819	6,541,700	-	-	-	-	6,541,700

Common stock issued - exchange for services
and compensation	-	-	734,785	832,950	-	-	-	-	832,950

Common stock issued - exercise of stock options	-	-	967,769	492,701	-	-	-	-	492,701

Net loss	-	-	-	-	-	(8,402,959)	-	-	(8,402,959)

Balance at June 30, 2004 (Restated)	-	-	173,327,412	79,235,712	1,597,780	(76,663,097)	-	-	4,170,395

Common stock issued - line of equity transactions	-	-	26,274,893	7,797,807	-	-	-	-	7,797,807

Common stock issued - exchange for services
and compensation	-	-	285,000	113,850	-	-	-	-	113,850

Common stock issued - exercise of stock options	-	-	13,264	3,404	-	-	-	-	3,404

Net loss	-	-	-	-	-	(7,312,918)	-	-	(7,312,918)

Balance at June 30, 2005	-	$-	199,900,569	$87,150,773	$1,597,780	$(83,976,015)	$-	$-	4,772,538

See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2007
						Deficit
						Accumulated
	Preferred Stock (**)		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at June 30, 2005	-	-	199,900,569	87,150,773	1,597,780	(83,976,015)	-	-	4,772,538

Common stock issued - line of equity transactions	-	-	47,776,064	7,409,543	-	-	-	-	7,409,543

Fair Value of Stock Option Expenses	-	-	-	-	632,557	-	-	-	632,557

Net loss	-	-	-	-	-	(7,162,722)	-	-	(7,162,722)

Balance at June 30, 2006	-	-	247,676,633	94,560,316	2,230,337	(91,138,737)	-	-	5,651,916

Common stock issued - line of equity transactions	-	-	63,861,405	4,560,415	-	-	-	-	4,560,415

Fair Value of Stock Option Expenses	-	-	-	-	431,313	-	-	-	431,313

Net loss	-	-	-	-	-	(7,202,322)	-	-	(7,202,322)

Balance at June 30, 2007	-	-	311,538,038	99,120,731	2,661,650	(98,341,059)	-	-	3,441,322

** See Note 16 for a detailed breakdown by Series.
See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

Statement of Cash Flows

				From Inception
				(December 10,
	Year Ended	Year Ended	Year Ended	1993) to
	June 30, 2007	June 30, 2006	June 30, 2005	June 30, 2007

Net loss	$(7,202,322)	$(7,162,722)	$(7,312,918)	$(91,493,299)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization	176,158	183,450	187,539	2,780,716
(Gain) Loss on sale of fixed assets	-	2,439	-	(3,146)
Extinguishment of debt	-	(21,500)	(409,962)	(431,462)
Inventory valuation adjustment	493,596	184,219	499,194	4,412,010
Amoritization of deferred compensation	-	-	-	4,064,250
Noncash interest, compensation and consulting services	367,698	565,373	711,740	18,939,569
Fair Value of Stock Option Expenses	431,313	632,557	-	1,063,870
(Increase) decrease in accounts and
loans receivable - employees, net	332,267	(266,590)	(249,616)	(252,120)
Increase (decrease) in allowance for
doubful account	(10,033)	40,000	-	29,967
(Increase) decrease in inventories, net	(85,942)	(55,625)	(161,828)	(2,837,997)
(Increase) decrease in prepaid expenses	6,062	(8,659)	30,392	(36,784)
(Increase) decrease in other assets	-	-	-	(306,618)
Increase (decrease) in accounts payable and
accrued expenses	26,997	(224,974)	(257,505)	751,425
Increase (decrease) in other current liabilities	48,114	10,000	(10,000)	88,114

Total adjustments	1,786,230	1,040,690	339,954	28,261,794

Net cash used for operating activities	(5,416,092)	(6,122,032)	(6,972,964)	(63,231,505)

Cash flows from investing activities:
Proceeds from sale of property & equipment	-	104	-	29,961
Prototype equipment	-	-	-	(2,799,031)
Capital expenditures	(16,500)	(20,079)	(23,641)	(4,466,720)

Net cash used for investing activities	(16,500)	(19,975)	(23,641)	(7,235,790)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	-	(50,289)
Proceeds from convertible debenture	-	-	-	3,240,000
Proceeds from (repayments) loan payable, net	250,000	-	-	2,845,029
Proceeds from issuance of preferred stock	-	-	-	18,039,500
Proceeds from exercise of stock options	-	-	3,404	903,989
Net proceeds from issuance of common stock	4,192,717	6,844,171	7,204,370	45,966,878

Net cash provided by financing activities	4,442,717	6,844,171	7,207,774	70,945,107

Net increase (decrease) in cash and cash equivalents	(989,875)	702,164	211,169	477,812

Cash and cash equivalents at beginning of period	1,467,687	765,523	554,354	-

Cash and cash equivalents at end of period	$477,812	$1,467,687	$765,523	$477,812

See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

Statement of Cash Flows (Continued)

				From Inception
				(December 10,
	Year Ended	Year Ended	Year Ended	1993) to
	June 30, 2007	June 30, 2006	June 30, 2005	June 30, 2007
Supplemental disclosures of cash
flow information:

Cash paid for interest	$-	$-	$78	$215,962

Supplemental disclosures of noncash
investing and financing activities:

Issuance of common stock and options
in exchange for services	$-	$-	$-	$6,306,350

Issuance of common stock as loan fees in
connection with loans to the Company	$-	$-	$-	$293,694

Issuance of common stock as satisfaction of
loans payable and accrued interest	$-	$-	$-	$3,398,965

Issuance of common stock as satisfaction of
certain accounts payable	$-	$-	$-	$257,892

Issuance of common stock in
exchange for property and equipment	$-	$-	$-	$89,650

Issuance of common stock and other current liability
in exchange for patent liceensing agreement	$-	$-	$-	$581,000

Issuance of common stock for
compensation	$-	$-	$113,850	$2,691,788

Issuance of common stock through
exercise of incentive stock options	$-	$-	$-	$3,117,702

Issuance of common stock as
payment for preferred stock dividends	$-	$-	$-	$507,645

Acquisition of property and equipment
through the issuance of a capital
lease payable	$-	$-	$-	$50,289

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

The Company is a development stage enterprise and during this stage will utilize the proceeds of $4.4 million from the sale and lease-back of its property in Plantation, FL (See Note 22).  Should additional working capital be required, the Company will obtain such capital through the use of its Fifth Private Equity Credit Agreement.  Since January 2003, the Company has had revenues of $2,033,228 from the sale of its CTLM® Breast Imaging System.  There is no assurance that once the development of the CTLM® device is completed and finally receives Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.

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

Our allowance for doubtful accounts decreased to $29,967 as of June 30, 2007 from $40,000 in the prior fiscal year.

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

Due to recent technological advances resulting in overall lower costs for certain inventory components; the Company has reduced these components of its inventory to their net realizable value.  The inventory valuation adjustments are reflected in the statement of operations and amounted to $493,596, $184,219, $499,194, and $4,412,010, for the years ended June 30, 2007, 2006 and 2005, and for the period December 10, 1993 (date of inception) to June 30, 2007, respectively.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i) Patent license agreement

The patent license agreement will be amortized over the seventeen-year life of the patent, the term of the agreement.  See Note 2(m) Intangible Assets for disclosure on impairment policy.

(j) Stock-based compensation

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

		From Inception
		(December 10,
	Year Ended	1993) to
	June 30, 2005	June 30, 2005
		(Restated)
Net loss to common shareholders,
as reported	$(7,312,918)	$(83,976,015)

Less: stock-based employee compensation
determined under the fair value method,
net of income tax effect	620,907	5,537,149

Net loss to common shareholders,
pro forma	$(7,933,825)	$(89,513,164)

Basic and diluted loss per share -
As reported	$(.04)	$(1.02)

Pro forma	$(.04)	$(1.09)

For purposes of the preceding pro forma disclosures, the weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options-pricing model with the weighted average assumptions listed below used for grants in 2007, 2006 and 2005, respectively.

	Year Ended	Year Ended	Year Ended
	June 30, 2007	June 30, 2006	June 30, 2005
Volatility	72.34%	71.11%	66.16%
Risk Free Interest Rate	5%	4%	4%
Expected Term	8 yrs	8 yrs	10 yrs

Our expected term assumption of eight years for the year ended June 30, 2007, was based upon the guidance provided by SEC Staff Accounting Bulletin 107 enabling us to use the simplified method for “plain vanilla” options for this calculation.  This provision may be used for grants made on or before December 31, 2007.

See Note 18 – Stock Options

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

The Company has determined that no impairment losses need to be recognized through the fiscal year ended June 30, 2007.

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

(l) Income taxes

The Company provides for income taxes using the asset and liability method as required by Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”).  This method recognizes the amount of federal and state taxes payable or refundable for the current year as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the financial statements and income tax returns.  Deferred income tax assets and liabilities are adjusted to recognize the change in tax laws or tax rates. These changes are recognized in income in the year that includes the enactment date.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The impairment analysis for patents can be very subjective as we rely upon signed distribution, dealer or license agreements with variable cash flows to substantiate the recoverability of these long-lived assets.  In our analysis we also take into account our position as a world-wide market leader in CT optical tomography; net sales of CTLM® systems of $2,033,228 since January 2003; the growing acceptance of our technology with over 9,000 scans performed world-wide; approvals or product registration in the following countries: CE Mark for the European Union, Canada, Peoples Republic of China, Argentina, Brazil and Colombia.  We believe the fair value of our patent license clearly exceeds the carrying amount of $273,412.

We have recorded accumulated amortization of $307,588 with a balance remaining of $273,412, which will be amortized over the next eight years at $8,544 per quarter.  We will continue to test for impairment on an annual basis or more frequently if events and circumstances change using the guidance provided in FAS-142.  Examples of such events and circumstances are:

•	A significant adverse change in legal factors or in the business climate
•	An adverse action or assessment by a regulator
•	Unanticipated competition
•	Loss of key personnel
•	An expectation that all or a significant portion of a reporting unit will be sold or otherwise disposed of.

Based on our analysis, we determined that there was no impairment as of June 30, 2007.

      (n ) Warranty Reserve

The Company established a warranty reserve effective for the fiscal year ending June 30, 2005.  The table below reflects the Warranty Reserve established for the last three fiscal years.  Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required.

	Year Ended	Year Ended	Year Ended
	June 30, 2007	June 30, 2006	June 30, 2005
Warranty Reserve	$14,952	$24,799	$14,400

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

(q) Comprehensive income

SFAS 130, “Reporting Comprehensive Income”, requires a full set of general-purpose financial statements to be expanded to include the reporting of “comprehensive income”.  Comprehensive income is comprised of two components, net income and other comprehensive income.  For the period from December 10, 1993 (date of inception) to June 30, 2007, the Company had no items qualifying as other comprehensive income.

(r) Impact of recently issued accounting standards

In June 2006, the FASB issued Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 Accounting for Income Taxes.  This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement and disclosure of tax positions that a company has taken or expects to be taken on a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and transition.  FIN 48 is effective for fiscal years beginning after December15, 2006, with early adoption permitted.  The Company currently expects that adoption of FIN 48 will not have a material effect on the Company’s consolidated financial position and results of operations.

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

(3)           OTHER INCOME

During the fiscal year ending June 30, 2007, the Company sold its LILA technology to Bioscan Inc. for the sum of $250,001 which we received and recorded as Other Income.

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

We have commenced our planned principal operations of the manufacture and sale of our sole product, the CTLM®, CT Laser Mammography System. We are continuing to appoint distributors and are installing systems under our clinical collaboration program as part of our global commercialization program.  We have sold a total of 13 systems as of June 30, 2007; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  Should additional working capital be required, the Company will obtain such capital through the use of its Fifth Private Equity Credit Agreement (See Note 22).  We have to create product awareness as a foundation to developing our markets through our existing distributor network and through the appointment of additional distributors and the training of their field service engineers.  We would be able to exit SFAS 7 Development Stage Enterprise reporting upon having sufficient revenues for two successive quarters such that we would not have to utilize our Fifth Private Equity Credit Agreement or alternative funding sources for capital to cover our quarterly operating expenses.

(6)           INVENTORIES

Inventories consisted of the following:

	June 30,
	2007	2006
Raw materials consisting of purchased parts, components and supplies	$848,254	$845,516
Work-in process including units undergoing final inspection and testing	44,058	139,462
Finished goods	878,844	1,014,926

Sub-Total Inventories	$1,771,156	$1,999,904

Less Inventory Reserve	(408,000)	(108,000)

Total Inventory - Net	$1,363,156	$1,891,904

We review our Inventory for parts that have become obsolete or in excess of our manufacturing requirements and our Finished Goods for valuation pursuant to our Critical Accounting Policy for Inventory.  For the fiscal year ending June 30, 2007 we have identified $408,000 of Inventory that we deem impaired due to the lack of inventory turnover.  For the fiscal year ending June 30, 2006 we had identified $108,000 of Inventory that was in excess of our manufacturing requirements or warranty parts retention policy.  These amounts have been recorded as Inventory Reserve.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(7)           PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	June 30,
	2007	2006
Furniture and fixtures	$262,264	$262,264
Building and land	2,092,529	2,092,529
Computers, equipment and software	416,849	400,349
CTLM® software costs	352,932	352,932
Trade show equipment	298,400	298,400
Clinical equipment	121,094	-
Laboratory equipment	212,560	212,560

Total Property & Equipment	3,756,628	3,619,034
Less: accumulated depreciation	(1,725,833)	(1,583,851)

Total Property & Equipment - Net	$2,030,795	$2,035,183

For the fiscal year ending June 30, 2007, we reclassified the net realizable value of $121,094 of CTLM® systems in Inventory to Clinical equipment as these CTLM® systems continue to be used as product demonstrators and for international clinical collaboration.

The estimated useful lives of property and equipment for purposes of computing depreciation and amortization are:

Furniture, fixtures, clinical, computers, laboratory
equipment and trade show equipment	5-7 years
Building	40 years
CTLM® software costs	5 years

Telephone equipment, acquired under a long-term capital lease at a cost of $50,289, is included in furniture and fixtures.  The CTLM® software is fully amortized.

(8)           INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,
	2007	2006

Patent license agreement, net of accumulated
amortization of $307,588 and $273,412 respectively	$273,412	$307,588
UL & CE approvals, net of accumulated amortization of $8,225
and $8,225 respectively	-	-

Totals	$273,412	$307,588

During June 1998, the Company signed an exclusive Patent License Agreement with its former chief executive officer. (See Note 21)  The officer was the originator of patents issued on December 2, 1997 which covers some of the technology of the CTLM®.  Pursuant to the terms of the agreement, the Company was granted the exclusive right to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize and practice the Patent, all improvements thereto and all technology related to the process, throughout the world.  The license shall apply to any extension or re-issue of the Patent.  The term of license is for the life of the Patent and any renewal thereof, subject to termination, under certain conditions.  As consideration for the License, the Company issued to the officer 7,000,000 shares of common stock (See Note 17). The License agreement has been recorded at the historical cost basis of the chief executive officer, who owned the patent.  The amortization expense for the year ended June 30,

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(8)           INTANGIBLE ASSETS (Continued)

2007 for the patent license agreement is $34,176, with a balance to be amortized over the remaining life of the patent which is eight (8) years.  We will review the value of this patent and test it for impairment on an annual basis.  No impairment of this intangible asset was identified for the fiscal year ending June 30, 2007.

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

(9)           ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,
	2007	2006

Accounts payable - trade	$329,391	$313,153
Accrued property taxes payable	30,819	30,819
Accrued compensated absences	138,868	155,535
Other accrued expenses	86,913	59,486

Totals	$585,991	$558,993

(10)           CUSTOMER DEPOSITS

Customer deposits consisted of the following:

	June 30,
	2007	2006

Customer deposits	$88,114	$40,000

Total	$88,114	$40,000

Deposits received from customers are identified and accounted for as customer deposits and are presented as both a current asset and an offsetting current liability on our balance sheet.  In the event of a cancellation or termination of a customers’ order, the deposit is refunded less any fees previously agreed to.

(11)           SHORT-TERM DEBT

Short-term debt consisted of the following:

	June 30,
	2007	2006

Loan payable	$250,000	$-

Total	$250,000	$-

The Company executed a promissory note dated June 27, 2007 for $250,000 from Charlton Avenue. LLC., which was repaid in full on August 2, 2007.  The Company has no other short-term debt.

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

During the year ended June 30, 2006, an additional $6,844,171 of common stock was sold under the terms of the equity credit line agreements, and the Company issued a total of 47,776,064 shares of common stock.  The Company recorded a total of $565,372 of deemed interest expense as a result of the 7% discount off the market price under the Fourth Private Equity Credit Agreement and Fifth Private Equity Credit Agreement.  During the year ended June 30, 2007, an additional $4,192,717 of common stock was sold under the terms of the Fifth Private Equity Credit Agreement and the Company issued a total of 63,861,405 shares of common stock.  The Company recorded a total of $367,698 of deemed interest expense as a result of the 7% discount off the market price under the Fifth Private Equity Credit Agreement.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(13)           LEASES

The Company leases certain office equipment under operating leases expiring in future years.  Minimum future lease payments under the non-cancelable operating lease having a remaining term in excess of one year as of June 30, 2007 are as follows:

Year ending June 30,	Amount

2008	$3,888
2009	3,888
2010	3,888
Thereafter	6,709

Total minimum future lease payments	$18,373

Total rent expense for all operating leases amounted to $7,749, $9,090 and $12,229 for the years ended June 30, 2007, 2006 and 2005, respectively, and $366,487 from inception (December 10, 1993) to June 30, 2007.

(14)           INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses.  The Company has unused tax loss carryforwards of approximately $75,590,000 to offset future taxable income.  Such carryforwards expire in years beginning 2014 through 2027.  There would be no limitation as to the utilization of the net operating losses in future years resulting from the issuance of additional common stock during the fiscal year ended June 30, 2007.  The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $28,724,000 and $26,364,000 at June 30, 2007 and 2006, respectively.  The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain.  The net change in the deferred tax asset and valuation allowance from July 1, 2006 to June 30, 2007 was an increase of approximately $2,360,000. The reconciliation of income tax computed at the U.S. federal statutory rate of 35% and the state rate net of federal benefit of 3%, has been offset by permanent differences relating to stock option expense and the discount recorded on the equity lines of credit in the amount of 15% per annum and by a full valuation allowance against the related net operating loss for each of the respective years then ended.

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

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of June 30, 2007, including certain additional information with respect to the deemed preferred stock dividends that were calculated as a result of the discount from market for the conversion price per share:

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

During the year ended June 30, 2007, the Company issued a total of 63,861,405 shares ($4,560,415) of its common stock.  The common stock issued through the equity line of credit (See Note 12) accounted for the issuance of 63,861,405 shares ($4,560,415).

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(18)           STOCK OPTIONS

Prior to the implementation of FAS 123R (effective at the beginning of the entity’s first fiscal year that begins after June 15, 2005) the Company followed the provisions of APB No. 25.   In accordance with the provisions of APB No. 25, the Company records the discount from fair market value on the non-qualified stock options as a charge to deferred compensation at the date of grant and credits additional paid-in capital.  The compensation is amortized to income over the vesting period of the options.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R") and in March 2005, the SEC issued SAB 107 regarding its interpretation of SFAS No. 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for annual periods beginning after June 15, 2005.  Effective January 1, 2006, the Company adopted SFAS No. 123R and related interpretive guidance issued by the FASB and SEC using the modified prospective transition method.  Under the modified prospective transition method, SFAS No. 123R applies to new awards modified, repurchased or cancelled after the required effective date.  Additionally, compensation cost for the portion of the awards for which the requisite service period has not been rendered as of the required effective date is recognized as the requisite service is rendered on or after the required effective date.  Accordingly, the Company's Consolidated Financial Statements have not been restated for prior periods to reflect the adoption of SFAS No. 123R.

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

On August 24, 2005, the Board Of Directors resolved that the Company’s 1995, 2000, 2002 and 2004 Stock Option Plans and Stock Options Agreements that were entered into pursuant to these plans, be amended to increase the post-termination exercise period following the termination of the Optionee’s employment/directorship or in the event of change of control of the Company, to be three (3) years from the date of termination or change of control, subject to those options that were vested as of the date of termination or change of control and subject to the original term of the option, which ever time is less.

On July 26, 2007, the Board of Directors adopted the Company’s 2007 Non-Statutory Stock Option Plan (the “2007 Plan”), which must be adopted by the shareholders at the annual meeting which must occur within one year of the Board’s adoption of the 2007 Plan.  The 2007 Plan will provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company.  The maximum number of options that may be granted under the 2007 Plan shall be options to purchase 15,693,358 shares of Common Stock (5% of our issued and outstanding common stock as of July 26, 2007).  Options may be granted under the 2007 Plan for up to 10 years after the date of the 2007 Plan.  The 2007 Non-Statutory Stock Plan replaced the 2004 Non-Statutory Stock Option Plan.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(18) STOCK OPTIONS (Continued)

Outstanding at June 30, 1998	701,896	2.42	1,884,288	2.66
Granted	786,635.48		750,000.43
Exercised	-		(65,612)	.35
Canceled	(82,500)	3.37	-

Outstanding at June 30, 1999	1,406,031	.53 **	2,568,676	2.24
Granted	3,139,459.34		-
Exercised	(770,702)	.37	(318,676)	.35
Canceled	(64,334)	.47	-

Outstanding at June 30, 2000	3,710,454.42		2,250,000	2.35
Granted	1,915,700	2.59	-
Exercised	(3,030,964)	.32	(750,000)	.31
Canceled	(279,982)	.60	(1,500,000)	2.75

Outstanding at June 30, 2001	2,315,208	2.38	-
Granted	6,839,864.68		-
Exercised	-		-
Canceled	(2,695,482)	1.17	-

Outstanding at June 30, 2002	6,459,590.85		-
Granted	1,459,705.38		-
Exercised	-		-
Canceled	(56,788)	.74	-

Outstanding at June 30, 2003	7,862,507.76		-
Granted	1,576,620	1.12	31,748.69
Exercised	(517,769)	.44	-
Canceled	(97,525)	.78	-

Outstanding at June 30, 2004	8,823,833.84		31,748.69
Granted	-		4,253,159.34
Exercised	(13,264)	.26	-
Canceled	(142,891)	.68	-

Outstanding at June 30, 2005	8,667,678.98		4,284,907.34
Granted	-		532,855.18
Exercised	-		-
Canceled	(254,277)	.74	(23,100)	.26

Outstanding at June 30, 2006	8,413,401.96		4,794,662.32
Granted	-		3,927,437.10
Exercised	-		-
Canceled	(4,804)	.70	(131,684)	.16

Outstanding at June 30, 2007	8,408,597.96		8,590,415.22

** On June 25, 1999, the exercise price of 502,225 outstanding incentive stock options was restated to $.60 per share. The Company has recorded compensation of $330,569 during the fiscal year ended June 30, 1999 as a result of this re-pricing, in accordance with the guidelines discussed in the FASB Interpretation No. 44, of APB Opinion No. 25.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)
(18) STOCK OPTIONS (Continued)

Director Plan:
	Incentive Stock Options		Non Statutory Stock Options
	Shares	Wtd. Avg. Price	Shares	Wtd. Avg. Price
Outstanding at June 30, 2000	-0-
Granted	150,000	$.65
Exercised	-
Canceled	-

Outstanding at June 30, 2001	150,000.65
Granted	300,000.55
Exercised	-
Canceled	-

Outstanding at June 30, 2002	450,000.58
Granted	400,000.18
Exercised	-
Canceled	-

Outstanding at June 30, 2003	850,000.40		-
Granted	100,000	1.07	700,000.76
Exercised	(450,000)	.58	-
Canceled	-		-

Outstanding at June 30, 2004	500,000.39		700,000.76
Granted	-		800,000.35
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2005	500,000.39		1,500,000.54
Granted	-		800,000.14
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2006	500,000.39		2,300,000.40
Granted	-		800,000.08
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2007	500,000.39		3,100,000.32

A summary of the vested and exercisable stock options of the Company is presented as follows:

	June 30, 2007	June 30, 2006	June 30, 2005
Employee ISO	8,377,119	8,023,860	7,699,103
Director ISO	500,000	500,000	500,000
Employee Non-Statutory	3,748,584	2,261,800	88,486
Director Non-Statutory	2,550,000	1,750,000	950,000

Total	15,175,703	12,535,660	9,237,589

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(18)	STOCK OPTIONS (Continued)

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

For the fiscal year ending June 30, 2006, the total compensation for options recorded was $632,558.  We have $479,717 of non-cash unvested stock option compensation remaining to be expensed over the next three years.  These unvested options are being expensed each quarter over the remaining vesting periods.

At various dates during the year ended June 30, 2007, the Company issued to various employees Non-Statutory options to purchase 3,927,437 shares of common stock at prices ranging from $.085 to $.127.  The exercise price was established as the fair market value of the common stock on the date of grant for employees.  Options granted during the fiscal year ended June 30, 2007 vest over varying periods from six-months up to three years from the date of grant.  The options expire ten years from the grant date.

At various dates during the year ended June 30, 2007, the Company issued to its Directors Non-Statutory options to purchase 800,000 shares of common stock at prices ranging from $.069 to $.089.  The options expire in ten years and shall become exercisable on a quarterly pro-rata basis (50,000 shares) from the date of grant.  Options issued to the Directors are not intended to be incentive stock options pursuant to Section 422 of the Internal Revenue Code.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(18)           STOCK OPTIONS (Continued)

For the fiscal year ending June 30, 2007, the total compensation for options recorded was $431,313.  We have $299,911 of non-cash unvested stock option compensation remaining to be expensed over the next three years.  These unvested options are being expensed each quarter over the remaining vesting periods.

The following table summarizes information about all of the stock options outstanding at June 30, 2007:

	Outstanding options			Exercisable options
		Weighted
		average
Range of		remaining	Weighted		Weighted
exercise prices	Shares	life (years)	avg. price	Shares	avg. price
$.069 - 1.25	19,491,462	6.45	$.42	14,068,153	$.54
1.26 - 2.49	107,550	2.63	.56	107,550	.56
2.50 - 2.85	1,000,000	3.00	2.85	1,000,000	2.85

$.19 - 2.85	20,599,012	6.27	$.54	15,175,703	$.70
At June 30, 2007, the Company has issued options pursuant to four different stock option plans, which have been previously described.  On July 26, 2007 the Board adopted the 2007 Non-Statutory Stock Option Plan which will be submitted to the shareholders for adoption within one year.  Options granted to our CEO and directors after January 1, 2007 were inadvertently granted pursuant to the 2004 Non-Statutory Stock Option Plan which had reached the maximum number of options that may be granted.  Therefore, the Company provided amendments to those stock option agreements changing the Plan from the 2004 Plan to the 2007 Plan.

(19)           CONCENTRATION OF CREDIT RISK

During the year, the Company has maintained cash balances in excess of the Federally insured limits.  The funds are with a major money center bank.  Consequently, the Company does not believe that there is a significant risk in having these balances in one financial institution.  The cash balance with the bank at June 30, 2007 was $477,812.

(20)    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments.  The Company believes that its accounts receivable are fully collectible as recorded with the exception of one account where an allowance of $29,967 for doubtful account has been provided.  The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities.  At June 30, 2007 and 2006, the aggregate fair value of the Company’s debt obligations approximated its carrying value.

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

On January 18, 2007, the Company entered into a three-year employment agreement with Timothy Hansen, our Chief Executive Officer.  The Agreement replaces the initial three-year employment agreement between the Company and Mr. Hansen dated July 8, 2004.  The Agreement is for a three-year term commencing January 18, 2007, and provides an annual base salary of $260,000.

(22)           SUBSEQUENT EVENTS - UNAUDITED

On August 30, 2007, the Company entered into a one-year employment agreement with Allan L. Schwartz, our Executive Vice-President and Chief Financial Officer at an annual salary of $192,400.

On August 30, 2007, the Company entered into a one-year employment agreement with Deborah O’Brien, our Senior Vice-President an annual salary of $138,000.  Ms. O’Brien’s employment agreement becomes effective on September 17, 2007.

On September 13, 2007, we entered into an agreement to sell for $4.4 million and lease-back our commercial building at 6531 NW 18th Court, Plantation, Florida.  The agreement was made with an unaffiliated third party, Superfun B.V., a Netherlands corporation  (“Purchaser”).  This transaction was a result of a proposal we submitted on July 26, 2007 offering to sell the property for $4.4 million cash in a sale/lease-back transaction, which was accepted on July 31, 2007.  In connection with the proposed transaction, we received an initial deposit of $1.1 million on August 2, 2007.  We further agreed to grant the Purchaser a two-year option to purchase 3,000,000 shares of IDSI’s common stock at an exercise price equal to the market price on the date of the initial deposit.  The closing market price of IDSI’s stock on August 2, 2007, was $.035.  The sale agreement requires additional payments of $1.1 million each on September 24, 2007, November 8, 2007, and December 23, 2007, with the closing to occur upon receipt of the final payment.

Upon the closing of the sale/lease-back transaction, the Purchaser and IDSI will execute the lease.  The term of the triple net lease is five years with the first monthly rent payment due six months from the commencement date of the lease.  The monthly rent for the base year is $24,000 plus applicable sales tax.  During the term and any renewal term of the lease, the minimum annual rent shall be increased each year.  Commencing with the first day of the second lease year and on each lease year anniversary thereafter, the minimum annual rent shall be cumulatively increased by $24,000 per each lease year or $2,000 per month plus applicable sales tax.  Either party may cancel the lease without penalty or fault upon 180 days prior notice given to the other party.

From July 1, 2007 through September 12, 2007, we raised a total of $225,000 after expenses through the sale of 6,667,325 shares of common stock to Charlton pursuant to our Fifth Private Equity Credit Agreement.

The Company has entered into agreements with various distributors located throughout Europe, Asia and South America to market the CTLM® device. The terms of these agreements range from eighteen months to three years. The Company has the right to renew the agreements, with renewal periods ranging from one to five years.

(23)           SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal 2007
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006

Net Sales	$16,365	$25,236	$3,673	$19,862
Gross Profit	$12,115	$18,710	$1,763	$14,678
Operating Loss	$(1,940,854)	$(1,612,451)	$(1,902,461)	$(1,620,315)

Net loss applicable to
common shareholders	$(2,047,351)	$(1,556,376)	$(1,944,629)	$(1,653,966)

Net Loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted avg. no. of common shares,
Basic & Diluted	271,667,256	279,782,438	258,612,545	248,208,822

Cash and Cash Equivalents	$477,812	$598,923	$476,252	$542,322
Total Assets	$4,365,427	$4,999,963	$5,008,679	$5,242,328
Deficit accumulated during
the development stage	$(98,341,059)	$(96,293,708)	$(94,737,332)	$(92,792,703)
Stockholders' Equity	$3,441,322	$4,269,812	$4,157,688	$4,587,701

Fiscal 2006
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005

Net Sales	$4,094	$-	$-	$671,750
Gross Profit	$(34,831)	$-	$-	$394,486
Operating Loss	$(1,404,524)	$(1,875,653)	$(2,021,665)	$(1,322,560)

Net loss applicable to
common shareholders	$(1,548,544)	$(2,074,702)	$(2,128,811)	$(1,410,665)

Net Loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted avg. no. of common shares,
Basic & Diluted	218,846,738	223,718,450	210,243,309	201,835,198

Cash and Cash Equivalents	$1,467,687	$930,956	$132,331	$348,565
Total Assets	$6,250,909	$5,885,950	$5,386,944	$5,700,738
Deficit accumulated during
the development stage	$(91,138,737)	$(89,590,193)	$(87,515,491)	$(85,386,680)
Stockholders' Equity	$5,651,916	$5,229,430	$4,507,579	$4,859,022

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company's internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of June 30, 2007 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of June 30, 2007.

The Company’s external auditors, Sherb & Co. LLP, have audited the Company’s financial statements for the year ended June 30, 2007 included in this annual report on Form 10-K and, as part of that audit, have issued a report on management's assessment of internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

/s/ Timothy B. Hansen
Chief Executive Officer and Director

/s/ Allan L. Schwartz
Executive Vice President, Chief Financial Officer and Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Imaging Diagnostic Systems, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Controls over Financial Reporting appearing under Item 9A, that Imaging Diagnostic Systems, Inc. maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Imaging Diagnostic Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Imaging Diagnostic Systems, Inc. maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Imaging Diagnostic Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet and the related statement of operations, stockholders’ equity, and cash flows of Imaging Diagnostic Systems, Inc., and our report dated August 28, 2007 expressed an unqualified opinion.

                          /s/  SHERB & CO, LLP
                                                            Certified Public Accountants

Boca Raton, Florida
August 28, 2007

Item 9B.  Other Information - Sale/Lease-Back

On September 13, 2007, we entered into an agreement to sell for $4.4 million and lease-back our commercial building at 6531 NW 18th Court, Plantation, Florida.  The agreement was made with an unaffiliated third party, Superfun B.V., a Netherlands corporation  (“Purchaser”).  This transaction was a result of a proposal we submitted on July 26, 2007 offering to sell the property for $4.4 million cash in a sale/lease-back transaction, which was accepted on July 31, 2007.  In connection with the proposed transaction, we received an initial deposit of $1.1 million on August 2, 2007.  We further agreed to grant the Purchaser a two-year option to purchase 3,000,000 shares of IDSI’s common stock at an exercise price equal to the market price on the date of the initial deposit.  The closing market price of IDSI’s stock on August 2, 2007, was $.035.  The sale agreement requires additional payments of $1.1 million each on September 24, 2007, November 8, 2007, and December 23, 2007, with the closing to occur upon receipt of the final payment.

Upon the closing of the sale/lease-back transaction, the Purchaser and IDSI will execute the lease.  The term of the triple net lease is five years with the first monthly rent payment due six months from the commencement date of the lease.  The monthly rent for the base year is $24,000 plus applicable sales tax.  During the term and any renewal term of the lease, the minimum annual rent shall be increased each year.  Commencing with the first day of the second lease year and on each lease year anniversary thereafter, the minimum annual rent shall be cumulatively increased by $24,000 per each lease year or $2,000 per month plus applicable sales tax.  Either party may cancel the lease without penalty or fault upon 180 days prior notice given to the other party.

The remainder of this page is intentionally blank.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Compensation Discussion and Analysis
This section describes the material elements of compensation awarded to, earned by or paid to the individuals who served as our chief executive officer, our executive vice president & chief financial officer, and our senior vice president during fiscal 2007.  These individuals are listed in the “Summary Compensation Table” below and are referred to as the “Named Executive Officers”.

Our executive compensation programs are determined and proposed by our Compensation Committee and are approved by our Board of Directors.  None of the Named Executive Officers are members of the Compensation Committee or otherwise had any role in determining the compensation of other Named Executive Officers, although the Compensation Committee does consider the recommendations of our CEO in setting compensation levels for our other executive officers.

Executive Compensation Program Objectives and Overview.

The Compensation Committee conducts an annual review of our executive compensation programs to ensure that:

•
the program is designed to achieve our goals of promoting financial and operational success by attracting, motivating and facilitating the retention of key employees with outstanding talent and ability; and

•	the program adequately rewards performance which is tied to creating stockholder value.
•	Our current executive compensation program is based on two components, which are designed to be consistent with our compensation philosophy: (1) base salary and (2) grants of stock options.

In structuring executive compensation packages, the Compensation Committee considers how each component promotes retention and/or motivates performance by the executive.  Base salaries, perquisites and personal benefits, and severance and other termination benefits are primarily intended to attract and retain highly qualified executives. We believe that in order to attract and retain top executives, we need to provide them with compensation levels that reward their continued productive service.  At the present time the Compensation Committee does not award annual incentive bonuses while we are in the development stage but does believe that such annual awards do motivate executive officers to achieve specific strategies and operating objectives and also help us to attract and retain top executives.  The Compensation Committee has discussed the implementation of long-term equity incentives which are primarily intended to align executive officers’ long-term interests with stockholders’ long-term interests, although we believe they also play a role in helping us to attract and retain top executives.  Currently, stock option grants are the part of our executive compensation program designed to reward performance and thus the creation of stockholder value.

We view our current executive compensation program as one in which the individual components combine together to create a total compensation package for each executive officer that we believe achieves our compensation objectives.  In determining our current executive compensation program and the amounts of compensation for each component of our program, the Compensation Committee evaluates the current executive compensation data for companies in our industry.  The Compensation Committee believes that our current executive compensation program is appropriate based on the evaluation of the compensation paid by companies in our industry.

Current Executive Compensation Program Elements.

Base Salaries
Salaries for our three executive officers are reviewed by the Compensation Committee on an annual basis.  During fiscal 2007, the cash salaries paid to Tim Hansen, Allan Schwartz and Deborah O’Brien were $240,810, $191,048, and $130,769, respectively.  During fiscal 2006, the cash salaries paid to Tim Hansen, Allan Schwartz and Deborah O’Brien were $210,000, $185,000, and $112,169, respectively.

Annual Incentive Bonuses
The Compensation Committee may elect to award incentive bonuses as part of total compensation to executive officers who have rendered services during the year that exceed those normally required or anticipated or who have achieved specific targeted objectives with regard to sales performance, financial performance, inventory efficiencies and other criteria which may be established from time to time.  These bonuses are intended to reflect the Compensation Committee’s determination to reward any executive who, through extraordinary effort, has substantially benefited the Company and its stockholders during the year.  During fiscal 2007, no annual incentive bonuses were paid.

Stock Option Grants
Our policy is that the long-term compensation of our Named Executive Officers and other executive officers should be directly linked to the value provided to stockholders. Therefore, we have periodically made grants of stock options to provide further incentives to our executives to increase stockholder value.  During fiscal 2007, the stock option grants made to Tim Hansen, Allan Schwartz and Deborah O’Brien were 3,000,000, 250,000 and 250,000, respectively.  During fiscal 2006, the stock option grants made to Tim Hansen, Allan Schwartz and Deborah O’Brien were 0, 100,000 and 0, respectively.  Stock options are granted with an exercise price that is equal to the closing price of our common stock on the grant date.  Thus, the recipients will realize value on their stock options if our stockholders realize value on their shares.  The Compensation Committee bases its grants of stock options to executives on a number of factors, including:

•	the executive’s position with us and total compensation package;
•	the executive’s performance of his or her individual responsibilities; and
•	the executive’s contribution to the success of our financial performance.

Compensation Committee Report

The following statement made by the Compensation Committee shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under either of these acts.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K.

Based on the review and discussions referred to in the paragraph immediately above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE
Jay Bendis, Chairman
Sherman Lazrus
Edward Rolquin

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was an officer or employee of our Company during the prior year or was formerly an officer of our Company.  During the fiscal year ended June 30, 2007, none of our executive officers served on the compensation committee of any other entity, any of whose directors or executive officers served either on our Board of Directors or on our Compensation Committee.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position	Year Elected or Appointed

Tim Hansen	63	Chief Executive Officer and Director	2004

Allan L. Schwartz	65	Executive Vice-President, Chief	1994
		Financial Officer and Director

Deborah O’Brien	43	Senior Vice-President	2003

Sherman Lazrus	74	Director	2002

Patrick J. Gorman	53	Director	2003

Edward Rolquin	78	Director	2003

Jay S. Bendis	60	Director	2003

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file.  To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended June 30, 2007.

Item 11.  Executive Compensation
The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer, Executive Vice President & CFO, and Senior Vice President for services rendered to us during fiscal 2007.

SUMMARY COMPENSATION TABLE – FISCAL 2007

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)(5)	($)	($)	($)	($)
Timothy B. Hansen
CEO and Director(1),(2)	2007	240,810	-	-	241,960	-	-	-	482,770

Allan L. Schwartz
Exec V.P.,CFO and Director(1),(3)	2007	191,048	-	-	18,500	-	-	-	209,548

Deborah O'Brien
Senior Vice- President(1),(4)	2007	130,769	-	-	35,609	-	-	-	166,378

(1)	All Named Executive Officers receive reimbursement for auto expense in the amount of $500 per month.
(2)
On July 26, 2006, Mr. Hansen received a 7% cost of living increase based on the prior two years' inflation, raising his salary to $226,000.  On January 17, 2007, Mr. Hansen signed a new employment agreement that increased his salary to $260,000.

(3)	Salary recorded for f/y 2007 includes base salary of $185,000 plus $6,048 vacation pay.
(4)	Salary recorded for f/y 2007 includes base salary of $125,000 plus $5,769 vacation pay. Ms. O’Brien began receiving auto expense in September 2006.
(5)
Amount listed represents the dollar amount we recognized for financial reporting purposes under FASB No. 123R, “Share Based Payment”.  Assumptions made for the purpose of computing this amount are discussed in Note 2(j) to the Notes to our Financial Statements contained in this report.

OUTSTANDING EQUITY AWARDS AT FISCAL 2007 YEAR-END

The following table sets forth information concerning unexercised options outstanding for each of our Named Executive Officers at June 30, 2007.

	Option Awards					Stock Awards
									Equity
									Incentive
			Equity					Equity Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Timothy B. Hansen	1,250,000	250,000	-	$0.38	7/8/2014	-	-	-	-
CEO and Director(1)	1,000,000	500,000	-	$0.32	2/23/2015
	-	3,000,000	-	$0.09	1/18/2017

Allan L. Schwartz	500,000	-	-	$2.85	8/30/2010	-	-	-	-
Exec V.P., CFO and	500,000	-	-	$0.77	8/30/2011
Director(2)	500,000	-	-	$0.30	8/30/2012
	500,000	-	-	$1.21	8/30/2013
	500,000	-	-	$0.30	8/30/2014
	100,000	-	-	$0.20	9/12/2015
	-	250,000	-	$0.11	9/12/2016

Deborah O'Brien	200,000	-	-	$0.56	10/25/2011	-	-	-	-
Senior Vice-	25,000	-	-	$0.50	2/02/2012
President(3)	300,000	2,000	-	$1.13	9/15/2013
	-	250,000	-	$0.11	9/12/2016

(1)	Mr. Hansen had 6,000,000 stock options outstanding as of June 30, 2007 of which 2,250,000 are fully vested.
(2)	Mr. Schwartz had 2,850,000 stock options outstanding as of June 30, 2007 of which 2,600,000 are fully vested.
(3)	Ms. O’Brien had 777,000 stock options outstanding as of June 30, 2007 of which 525,000 are fully vested.

OPTION EXERCISES AND STOCK VESTED - FISCAL 2007

The following table sets forth information concerning each exercise of stock options for each of our Named Executive Officers during the year ended June 30, 2007.

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
Timothy B. Hansen
CEO and Director	-	-	-	-

Allan L. Schwartz
Exec V.P., CFO
and Director	-	-	-	-

Deborah O'Brien
Senior Vice-President	-	-	-	-

Employment Agreements

Timothy B. Hansen

On July 8, 2004, we entered into a three-year employment agreement with Timothy Hansen, our new Chief Executive Officer, commencing on July 26, 2004 at an annual salary of $210,000 and appointed him a Director of the Company.  Mr. Hansen was granted 1,500,000 non-statutory stock options at an exercise price of $.38, the fair market value at the date of the grant, which which vested over the three-year period in accordance with the table below:

Date of Vesting	No. of Option Shares
July 8, 2005	500,000
January 8, 2006	250,000
July 8, 2006	250,000
January 8, 2007	250,000
July 8, 2007	250,000

Mr. Hansen also received 100,000 restricted shares of our common stock.  He also receives a $500 car allowance per month and upon joining the Company he received pre-approved living expenses for a three-month period and moving expenses.

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

On January 18, 2007, we entered into a three-year employment agreement (the “Agreement”) and an accompanying stock option agreement with Timothy B. Hansen, Chief Executive Officer.  The Agreement replaces the initial three-year employment agreement between us and Mr. Hansen dated July 8, 2004.  The Agreement is for a three-year term commencing January 18, 2007, and provides an annual base salary of $260,000 per annum.  The option agreement provides an option to purchase 3,000,000 shares of the Company’s common stock which shall vest and become exercisable in 500,000-share increments every six months beginning July 18, 2007.  The option exercise price per share is $.09.

Date of Vesting	No. of Option Shares
July 18, 2007	500,000
January 18, 2008	500,000
July 18, 2008	500,000
January 18, 2009	500,000
July 18, 2009	500,000
January 18, 2010	500,000

Allan L. Schwartz

On August 30, 2004 Allan L. Schwartz, our Executive Vice-President and Chief Financial Officer, entered into a one-year Employment Extension Agreement, which provided for an annual salary of $185,000 and options to purchase up to an aggregate of 500,000 shares of our common stock at an exercise price of $.30 per share, in accordance with our 2004 Non-Statutory Stock Option Plan.  These options vested on August 30, 2005.  On September 12, 2005, we entered into a one-year employment agreement effective August 30, 2005 with Mr. Schwartz, at an annual salary of $185,000.  Mr. Schwartz was also granted 100,000 non-statutory stock options at an exercise price of $.20 per share, the fair market value at the date of the grant, which will vest on August 30, 2006.  On September 12, 2006, we entered into a one-year employment agreement effective August 30, 2006 with Mr. Schwartz at an annual salary of $185,000.  Mr. Schwartz was also granted 250,000 non-statutory stock options at an exercise price of $.114 per share, the fair market value at the date of the grant, which will vest on August 30, 2007.  On August 30, 2007, we entered into a one-year employment agreement effective August 30, 2006 with Mr. Schwartz at an annual salary of $185,000.  Mr. Schwartz was also granted 250,000 non-statutory stock options at an exercise price of $.058 per share, in accordance with our 2007 Non-Statutory Stock Option Plan.  The exercise price was the fair market value at the date of the grant, which will vest on August 30, 2008.

Deborah O’Brien

On September 15, 2003, we entered into a three-year employment agreement with Deborah O’Brien, our Senior Vice-President at an annual salary of $95,000.  The Senior Vice-President was also granted 302,000 incentive stock options at an exercise price of $1.13 per share, the fair market value at the date of the grant, which will vest ratably over the three-year period.  On September 12, 2006, we entered into a one-year employment agreement with Ms. O’Brien at an annual salary of $125,000.  The Senior Vice-President was also granted a $25,000 performance bonus opportunity (which later expired) and 250,000 non-statutory stock options at an exercise price of $.114 per share, the fair market value at the date of the grant, which will vest in one year.  On August 30, 2007, we entered into a one-year employment agreement commencing on September 15, 2007 with Ms. O’Brien at an annual salary of $138,000.  The Senior Vice-President was also granted 250,000 non-statutory stock options at an exercise price to be determined on September 15, 2007 based on the fair market value at the date of the grant, which will vest in one year.

Potential Payments Upon Termination or Change in Control

Timothy B. Hansen

Upon termination of Mr. Hansen’s employment agreement for any reason other than voluntary termination; termination “without cause” or termination by the Company for “Cause” as defined below, the following will apply:

(b) Termination without Cause.  The Company may terminate the Executive’s employment without cause.  Such termination will become effective upon the date specified in the termination notice, provided that such date is at least 60 days from the date of such notice.  In the event of such termination without cause:

(i)              The Company will continue to pay the Executive his salary pursuant to Section 3(a) for 24 months or through the expiration of the Term, whichever is longer.

(ii)              The Company will continue to maintain through the expiration of the Term, for the benefit of the Executive, the employee benefit programs referred to in Section 3(b) as in effect on the date of termination.

(iii)              On the effective date of termination, all options that were scheduled to vest will vest and will remain exercisable for a period of 10 years from the date of this Agreement.

(iv)              The compensation payments and other consideration to which the Executive is entitled on termination without cause shall not be diminished or otherwise affected by any employment thereafter obtained or income thereafter earned by Executive nor will the Company maintain that it is entitled to mitigation of amounts owed under this section for any reason.

(c) Termination for Cause.  The Company may terminate the Executive’s employment at any time for cause by giving written notice of termination setting forth such cause.  Such termination shall become effective upon the giving of such notice, except that, where the basis for cause is capable of cure within 30 days, termination based upon cause shall not become effective unless Executive shall fail to complete such cure within 30 days of receipt of written notice of the existence of such cause. Upon such termination the Executive shall have no right to compensation, commission, bonus, benefits or reimbursement pursuant to this Agreement, for any period subsequent to the effective date of termination.  Further, upon termination for cause, all of the Executive’s unvested stock options shall terminate. For purposes of this section, “cause” shall mean: (1) the Executive is convicted of a felony; (2) the Executive, in carrying out his duties hereunder, commits gross negligence or willful misconduct resulting, in either case, in material harm to the Company; (3) the Executive misappropriates Company funds or otherwise defrauds the Company; (4) the Executive materially breaches any provision of this Agreement; or (5) the Executive materially fails to perform his duties under section 4 resulting in material harm to the Company.

(d) Death or Disability.  Upon the death or disability of the Executive, the Executive shall be entitled to and the Company will pay the Executive’s salary from the date of death or from the date of disability for six months or through the end of the Term, whichever is longer. (For purposes of this Section, “disability” shall mean that for a period of six months in any 12-month period the Executive is incapable of substantially fulfilling his duties because of physical, mental or emotional incapacity arising from injury, sickness or disease.)  Should the Executive be rendered disabled, the Company will continue to maintain for the benefit of the Executive the employee benefit programs referred to in Section 3(b) that were in effect on the date of the disability.

(e) Special Termination.  In the event that (i) the Executive, with or without a change in title or formal corporate action, shall no longer exercise all of his customary duties and responsibilities and shall no longer possess substantially all the authority customary for a CEO in a publicly-traded company; (ii) the Company materially breaches this Agreement or the performance of its duties and obligations hereunder; or (iii) any entity or person not now an executive officer of the Company becomes either individually or as part of a group the beneficial owner of 20% or more of the Company’s common stock, the Executive, by written notice to the Company, may elect to deem the Executive’s employment hereunder to have been terminated by the Company without cause under Section 2(b) hereof, in which event the Executive shall be entitled to the compensation provided for in Section 2(b).

(f) Voluntary Termination.  The Executive, on 30 days prior written notice to the Company, may terminate his employment voluntarily.  Upon such termination, the Company will pay the Executive’s compensation through the date of such termination.  After such date, the Executive shall no longer be entitled to receive any compensation, reimbursement or benefits, and all unvested stock options shall terminate upon termination of the Executive’s employment.

Upon termination of Mr. Hansen’s employment agreement without “cause” or by change of control as defined in paragraph (e) Special Termination (iii), we will be obligated to pay the balance of compensation due on his three-year contract which commenced on January 18, 2007.  Assuming such termination occurred on June 30, 2007, we estimate that amount to be $692,449.

Allan L. Schwartz

Upon termination of Mr. Schwartz’s employment agreement for any reason other than voluntary termination; termination “without cause” or termination by the Company for “Cause” as defined below, the following will apply:

(b)         Termination without Cause.  The Company may terminate the Executive’s employment without cause.  Such termination will become effective upon the date specified in the termination notice, provided that such date is at least 60 days from the date of such notice.  In the event of such termination without cause:

(i)              For the remainder of the Term following the effective date of termination, the Company will continue to pay the Executive his salary pursuant to Section 3(a).

(ii)              The Company will continue to maintain for the remainder of the Term following the effective date of termination, for the benefit of the Executive, the employee benefit programs referred to in Section 3(b) as in effect on the date of termination.

(iii)              On the effective date of termination, all options that were scheduled to vest will vest and will remain exercisable for a period of three years from the date of termination.

(c)         Termination for Cause.  The Company may terminate the Executive’s employment at any time for cause by giving written notice of termination setting forth such cause.  Such termination shall become effective upon the giving of such notice, except that, where the basis for cause is capable of cure within 30 days, termination based upon cause shall not become effective unless Executive shall fail to complete such cure within 30 days of receipt of written notice of the existence of such cause. Upon such termination the Executive shall have no right to compensation, commission, bonus, benefits or reimbursement pursuant to this Agreement, for any period subsequent to the effective date of termination.  Further, upon termination for cause, all of the Executive’s unvested stock options shall terminate. For purposes of this section, “cause” shall mean; (1) the Executive is convicted of a felony; (2) the Executive, in carrying out his duties hereunder, commits gross negligence or willful misconduct resulting, in either case, in material harm to the Company; (3) the Executive misappropriates Company funds or otherwise defrauds the Company; (4) the Executive materially breaches any provision of this Agreement; or (5) the Executive materially fails to perform his duties under section 4.

(d)         Death or Disability.  Upon the death or disability of the Executive, the Executive shall be entitled to and the Company will pay the Executive’s salary from the date of death or from the date of disability through the end of the Term. (For purposes of this Section, “disability” shall mean that for a period of six months in any 12-month period the Executive is incapable of substantially fulfilling his duties because of physical, mental or emotional incapacity arising from injury, sickness or disease.)  Should the Executive be rendered disabled, the Company will continue to maintain for the benefit of the Executive the employee benefit programs referred to in Section 3(b) that were in effect on the date of the disability.

(e)         Special Termination.  In the event that (i) the Company materially breaches this Agreement or the performance of its duties and obligations hereunder; or (ii) any entity or person not now an executive officer of the Company becomes either individually or as part of a group the beneficial owner of 20% or more of the Company’s common stock, the Executive, by written notice to the Company, may elect to deem the Executive’s employment hereunder to have been terminated by the Company without cause under Section 2(b) hereof, in which event the Executive shall be entitled to the compensation provided for in Section 2(b).

(f)         Voluntary Termination. The Executive, on 30 days prior written notice to the Company, may terminate his employment voluntarily.  Upon such termination, the Company will pay the Executive’s compensation through the date of such termination.  After such date, the Executive shall no longer be entitled to receive any compensation, reimbursement or benefits and all unvested stock options shall terminate upon termination of the Executive’s employment.

Upon termination of Mr. Schwartz’s employment agreement without “cause” or by change of control as defined in paragraph (e) Special Termination (ii), we will be obligated to pay the balance of compensation due on his one-year contract which commenced on August 30, 2006.  Assuming such termination occurred on June 30, 2007, we estimate that amount to be $30,833.

Deborah O’Brien

Upon termination of Ms. O’Brien’s employment agreement for any reason other than voluntary termination; termination “without cause” or termination by the Company for “Cause” as defined below, the following will apply:

(b)         Termination without Cause.  The Company may terminate the Executive’s employment without cause.  Such termination will become effective upon the date specified in the termination notice, provided that such date is at least 60 days from the date of such notice.  In the event of such termination without cause:

(i)              For the remainder of the Term following the effective date of termination, the Company will continue to pay the Executive her salary pursuant to Section 3(a).

(ii)              The Company will continue to maintain for the remainder of the Term following the effective date of termination, for the benefit of the Executive, the employee benefit programs referred to in Section 3(b) as in effect on the date of termination.

(iii)              On the effective date of termination, all options that were scheduled to vest will vest and will remain exercisable for a period of three years from the date of termination.

(c)         Termination for Cause.  The Company may terminate the Executive’s employment at any time for cause by giving written notice of termination setting forth such cause.  Such termination shall become effective upon the giving of such notice, except that, where the basis for cause is capable of cure within 30 days, termination based upon cause shall not become effective unless Executive shall fail to complete such cure within 30 days of receipt of written notice of the existence of such cause. Upon such termination the Executive shall have no right to compensation, commission, bonus, benefits or reimbursement pursuant to this Agreement, for any period subsequent to the effective date of termination.  Further, upon termination for cause, all of the Executive’s unvested stock options shall terminate. For purposes of this section, “cause” shall mean; (1) the Executive is convicted of a felony; (2) the Executive, in carrying out her duties hereunder, commits gross negligence or willful misconduct resulting, in either case, in material harm to the Company; (3) the Executive misappropriates Company funds or otherwise defrauds the Company; (4) the Executive materially breaches any provision of this Agreement; or (5) the Executive materially fails to perform her duties under section 4.

(d)         Death or Disability.  Upon the death or disability of the Executive, the Executive shall be entitled to and the Company will pay the Executive’s salary from the date of death or from the date of disability through the end of the Term. (For purposes of this Section, “disability” shall mean that for a period of six months in any 12-month period the Executive is incapable of substantially fulfilling her duties because of physical, mental or emotional incapacity arising from injury, sickness or disease.)  Should the Executive be rendered disabled, the Company will continue to maintain for the benefit of the Executive the employee benefit programs referred to in Section 3(b) that were in effect on the date of the disability.

(e)         Special Termination.  In the event that (i) the Company materially breaches this Agreement or the performance of its duties and obligations hereunder; or (ii) any entity or person not now an executive officer of the Company becomes either individually or as part of a group the beneficial owner of 20% or more of the Company’s common stock, the Executive, by written notice to the Company, may elect to deem the Executive’s employment hereunder to have been terminated by the Company without cause under Section 2(b) hereof, in which event the Executive shall be entitled to the compensation provided for in Section 2(b).

(f)         Voluntary Termination. The Executive, on 30 days prior written notice to the Company, may terminate her employment voluntarily.  Upon such termination, the Company will pay the Executive’s compensation through the date of such termination.  After such date, the Executive shall no longer be entitled to receive any compensation, reimbursement or benefits and all unvested stock options shall terminate upon termination of the Executive’s employment.

Upon termination of Ms. O’Brien’s employment agreement without “cause” or by change of control as defined in paragraph (e) Special Termination (iii), we will be obligated to pay the balance of compensation due on her one-year contract which commenced on September 15, 2006.  Assuming such termination occurred on June 30, 2007, we estimate that amount to be $26,042.

Director Compensation – Fiscal 2007

As of October 1, 2004 the annual base rate for director compensation was increased from $8,000 to $12,000 for each non-employee director payable quarterly, and annual option grants of 200,000 shares vesting 50,000 shares per quarter.  New directors will receive stock options of 100,000 shares for the first year of service and 200,000 shares per year for the second year and each year thereafter.  Our Board of Directors consists of two Co-Chairmen, one of whom is Chairman of the Audit Committee and the other is Chairman of the Compensation Committee.  The annual base rate for the Co-Chairmen was increased on October 1, 2004 from $8,000 to $20,000.  No additional base compensation is paid for serving on the Audit Committee or Compensation Committee.  Board members are paid $800 per diem fees for days in which a board meeting is attended or a non-employee board member is otherwise required to visit the Company or spend a significant amount of a day working on Company matters (“workshop days”).  We reimburse travel expenses for attending board meetings and expenses associated with workshop days.

The following table sets forth certain information regarding the compensation of our directors (other than directors who are also Named Executive Officers) for the fiscal year ended June 30, 2007.

					Change in
					Pension Value
					and
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All other
Name and	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	($)	($)	($)	($)
Jay Bendis(1)	27,200	-	13,600	-	-	-	40,800

Patrick Gorman(2)	26,800	-	12,467	-	-	-	39,267

Sherman Lazrus(3)	18,400	-	11,967	-	-	-	30,367

Edward Rolquin(4)	18,400	-	13,600	-	-	-	32,000

(1)	Mr. Bendis had 900,000 stock options outstanding as of June 30, 2007 of which 750,000 are fully vested.
(2)	Mr. Gorman had 900,000 stock options outstanding as of June 30, 2007 of which 750,000 are fully vested.
(3)	Mr. Lazrus had 900,000 stock options outstanding as of June 30, 2007 of which 800,000 are fully vested.
(4)	Mr. Rolquin had 900,000 stock options outstanding as of June 30, 2007 of which 750,000 are fully vested.

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

On July 26, 2007, the Board of Directors adopted the Company’s 2007 Non-Statutory Stock Option Plan (the “2007 Plan”), which must be adopted by the shareholders at the annual meeting which must occur within one year of the Board’s adoption of the 2007 Plan.  The 2007 Plan will provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company.  The maximum number of options that may be granted under the 2007 Plan shall be options to purchase 15,693,358 shares of Common Stock (5% of our issued and outstanding common stock as of July 26, 2007).  Options may be granted under the 2007 Plan for up to 10 years after the date of the 2007 Plan.  The 2007 Non-Statutory Stock Plan replaced the 2004 Non-Statutory Stock Option Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table shows the beneficial ownership of our common stock as of September 12, 2007 regarding:

·	each person that we know of who beneficially owns more than 5% of the outstanding shares of our common stock,
·	each current director and executive officer, and
·	all executive officers and directors as a group.

Name and Address	Number of Shares Owned	% of Outstanding
of Beneficial Owner	Beneficially (1)(2)	Shares of Common Stock

Linda B. Grable	19,660,274(3)	6.2%

Timothy B. Hansen	3,350,000(4)	1.1%
6531 NW 18th Court
Plantation, FL 33313

Allan L. Schwartz	6,905,520(5)	2.2%
6531 NW 18th Court
Plantation, FL 33313

Deborah O’Brien	1,286,000(6)	0.4%
6531 NW 18th Court
Plantation, FL 33313

Sherman Lazrus	950,000(7)	0.3%

Patrick J. Gorman	1,626,160(8)	0.5%

Edward Rolquin	820,000(7)	0.3%

Jay S. Bendis	865,000(7)	0.3%

All officers and directors	15,802,680(9)	5.1%
as a group (7 persons)

All beneficial owners	35,462,954(10)	11.3%
Listed above (8 persons)

(1)
Except as indicated in the footnotes to this table, based on information provided by such persons, the persons named in the table above have sole voting power and investment power with respect to all shares of common stock shown beneficially owned by them.

(2)
Percentage of ownership is based on 318,205,363 shares of common stock outstanding as of September 12, 2007 plus each person’s options that are exercisable within 60 days.  Shares of common stock subject to stock options that are exercisable within 60 days as of September 12, 2007 are deemed outstanding for computing the percentage of that person and the group.

(3)	Based on the last filing of record includes 3,250,000 shares subject to options and 16,410,274 shares owned by Linda B. Grable. Ms. Grable retired on April 15, 2004.
(4)	Mr. Hansen was issued 100,000 restricted shares pursuant to his employment agreement dated July 8, 2004. Includes 3,250,000 shares subject to options.
(5)	Includes 2,850,000 shares subject to options and 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.
(6)	Includes 776,000 shares subject to options.

(7)	Includes 850,000 shares of options owned by Sherman Lazrus, 800,000 shares of options owned by Edward Rolquin and 800,000 shares of options owned by Jay S. Bendis.

(8)	Includes 850,000 shares subject to options and 183,356 shares owned by the wife of Patrick J. Gorman, Diana Gorman, of which he disclaims beneficial ownership.

(9)
Includes 10,176,000 shares subject to options held by, Timothy Hansen, Allan Schwartz, Deborah O’Brien, Sherman Lazrus, Patrick J. Gorman, Edward Rolquin and Jay S. Bendis.  Also includes 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership and 183,356 shares owned by the wife of Patrick J. Gorman, Diana Gorman, of which he disclaims beneficial ownership.

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

Item 14.  Principal Accounting Fees and Services

For the Fiscal Years ended June 30, 2007 and 2006, we paid audit fees totaling $48,152 and $59,292 respectively, and paid fees for tax services totaling $2,000 and $2,000 respectively.

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
10.61
Fourth Private Equity Credit Agreement between IDSI and Charlton Avenue LLC dated as of January 9, 2004, with exhibits.  Incorporated by reference to our Form S-2, File Number 333-112377 filed on January 30, 2004.

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

10.71
One-Year Employment Agreement with Allan L. Schwartz, Executive Vice President and Chief Financial Officer dated September 12, 2006.  Incorporated by reference to our Form 10-K filed on September 13, 2006.

10.72	One-Year Employment Agreement with Deborah O’Brien, Senior Vice President dated September 12, 2006. Incorporated by reference to our Form 10-K filed on September 13, 2006.
10.73	Employment Agreement dated as of January 18, 2007, between Imaging Diagnostic Systems, Inc. and Timothy B. Hansen. Incorporated by reference to our Form 8-K filed on January 23, 2007.
10.74	Stock Option Agreement dated as of January 18, 2007, between Imaging Diagnostic Systems, Inc. and Timothy B. Hansen. Incorporated by reference to our Form 8-K filed on January 23, 2007.
10.75
One-Year Employment and Stock Option Agreement dated as of August 30, 2007 between Imaging Diagnostic Systems, Inc. and Allan L. Schwartz, Executive Vice President and Chief Financial Officer.  Incorporated by reference to our Form 8-K filed on September 6, 2007.

10.76
One-Year Employment and Stock Option Agreement dated as of August 30, 2007 between Imaging Diagnostic Systems, Inc. and Deborah O’Brien, Senior Vice President.  Incorporated by reference to our Form 8-K filed on September 6, 2007.

10.77	2007 Non-Statutory Stock Option Plan
10.78
Agreement of Sale by and between Imaging Diagnostic Systems, Inc. and Superfun B.V. dated September 13, 2007 including Form of Lease Agreement (Exhibit D).  Incorporated by reference to our Form 8-K filed on September 13, 2007.

14.1	Code of Ethics.
31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Signatures	Title	Date

/s/Timothy B. Hansen	Chief Executive Officer	September 13, 2007
Timothy B. Hansen	and Director

/s/Allan L. Schwartz	Director, Executive Vice-President,	September 13, 2007
Allan L. Schwartz	and Chief Financial Officer
(Principal Accounting and Financial
Officer)

/s/ Jay S. Bendis	Co-Chairman of the Board	September 13, 2007
Jay S. Bendis	and Director

/s/ Patrick J. Gorman	Co-Chairman of the Board	September 13, 2007
Patrick J. Gorman	and Director

/s/ Sherman Lazrus	Director	September 13, 2007
Sherman Lazrus

/s/ Edward Rolquin	Director	September 13, 2007
Edward Rolquin