Form 10-Q
period 2007-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2007-11-09
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The number of shares outstanding of each of the issuer’s classes of equity as of September 30, 2007: 318,205,363 shares of common stock, no par value.  As of September 30, 2007, the issuer had no shares of preferred stock outstanding.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Balance Sheets – (Unaudited) September 30, 2007 and June 30, 2007	3

	Condensed Statements of Operations - (Unaudited) Three months ended September 30, 2007 and 2006, and December 10, 1993 (date of inception) to September 30, 2007	4

	Condensed Statements of Cash Flows - (Unaudited) Three months ended September 30, 2007 and 2006, and December 10, 1993 (date of inception) to September 30, 2007	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Financial Condition and Results	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	25

Signatures		26

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheet

Assets

	Sept. 30, 2007	Jun. 30, 2007
Current assets:	Unaudited	*
Cash	$1,304,040	$477,812
Accounts receivable, net of allowances for doubtful accounts
of $29,967 and $40,000, respectively	129,579	119,866
Loans receivable	60,383	63,602
Inventories, net of reserve of $408,000 and $108,000, respectively	1,323,614	1,363,156
Prepaid expenses	59,794	36,784

Total current assets	2,877,410	2,061,220

Property and equipment, net	1,993,400	2,030,795
Intangible assets, net	264,868	273,412

Total assets	$5,135,678	$4,365,427

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$587,212	$585,991
Advance on Sale of Building	2,200,000	-
Customer deposits	106,114	88,114
Short term debt	-	250,000

Total current liabilities	2,893,326	924,105

Stockholders equity:
Common Stock	99,365,178	99,120,731
Additional paid-in capital	2,716,507	2,661,650
Deficit accumulated during development stage	(99,839,333)	(98,341,059)

Total stockholders' equity	2,242,352	3,441,322

Total liabilities and stockholders' equity	$5,135,678	$4,365,427

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
A Development Stage Company
(Unaudited)
Condensed Statements of Operations

	Three Months Ended		Since Inception
	September 30,		(12/10/93) to
	2007	2006	Sept. 30, 2007

Net Sales	$27,543	$19,862	$2,060,771
Cost of Sales	13,716	5,184	878,331

Gross Profit	13,827	14,678	1,182,440

Operating Expenses:
General and administrative	$713,271	$703,419	$50,679,016
Research and development	468,328	553,773	18,855,360
Sales and marketing	251,681	302,937	7,341,399
Inventory valuation adjustments	14,774	31,201	4,426,784
Depreciation and amortization	47,333	43,663	2,820,406
Amortization of deferred compensation	-	-	4,064,250

	1,495,387	1,634,993	88,187,215

Operating Loss	(1,481,560)	(1,620,315)	(87,004,775)

Gain on sale of fixed assets	-	-	3,146
Interest income	2,733	5,607	297,121
Other income	-	-	681,463
Interest expense	(19,447)	(39,258)	(6,968,528)

Net Loss	(1,498,274)	(1,653,966)	(92,991,573)

Dividends on cumulative Pfd. stock:
From discount at issuance	-	-	(5,402,713)
Earned	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(1,498,274)	$(1,653,966)	$(99,839,333)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.01)	$(0.90)

Weighted average number of
common shares outstanding:
Basic and diluted	316,602,013	248,208,822	110,344,877

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows

	Three Months		Since Inception
	Ended September 30,		(12/10/93) to
	2007	2006	Sept. 30, 2007

Cash flows from operations:
Net loss	$(1,498,274)	$(1,653,966)	$(92,991,573)
Changes in assets and liabilities	150,896	284,573	28,412,690
Net cash used in operations	(1,347,378)	(1,369,393)	(64,578,883)

Cash flows from investing activities:
Proceeds from sale of property & equipment	2,200,000	-	2,229,961
Capital expenditures	(1,394)	(5,972)	(7,267,145)
Net cash provided by (used in) investing activities	2,198,606	(5,972)	(5,037,184)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Other financing activities - NET	(250,000)	-	5,835,029
Proceeds from issuance of preferred stock	-	-	18,039,500
Net proceeds from issuance of common stock	225,000	450,000	47,095,867

Net cash provided by (used in) financing activities	(25,000)	450,000	70,920,107

Net increase (decrease) in cash	826,228	(925,365)	1,304,040

Cash, beginning of period	477,812	1,467,687	-

Cash, end of period	$1,304,040	$542,322	$1,304,040

The accompanying notes are an intergral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2008.  These condensed financial statements have been prepared in accordance with Financial Accounting Standards No. 7 (FAS 7), Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on September 13, 2007.

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

In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations, which would materially impact our ability to continue as a going concern.  Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for capital requirements to date.  We have relied on raising additional capital through our Fifth Private Equity Credit Agreement or other sources of financing; and more recently, the use of funds received as of the date of this report from the pending sale/lease-back of our property.  However, in the event we are unable to draw from this private equity line, alternative financing will be required to continue operations.  There is no assurance that, if and when Food and Drug Administration (“FDA”) marketing clearance is obtained, the CTLM® will achieve market acceptance or that we will achieve a profitable level of operations.

We currently manufacture and sell our sole product, the CTLM® - Computed Tomography Laser Mammography.  We are appointing distributors and installing collaboration systems as part of our global commercialization program.  We have sold 13 systems as of September 30, 2007; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  We are attempting to create increased product awareness as a foundation for developing markets through an international distributor network.  We may be able to exit FAS 7 Development Stage Enterprise reporting upon two successive quarters of sufficient revenues such that we would not have to utilize other funding to meet our quarterly operating expenses.

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	Sept. 30, 2007	June 30, 2007
Raw materials consisting of purchased parts, components and supplies	$825,653	$848,254
Work-in-process including units undergoing final inspection and testing	44,058	44,058
Finished goods	861,902	878,844

Sub-Total Inventories	$1,731,613	$1,771,156

Less Inventory Reserve	(408,000)	(408,000)

Total Inventory - Net	$1,323,613	$1,363,156

We review our Inventory for parts that have become obsolete or in excess of our manufacturing requirements and our Finished Goods for valuation pursuant to our Critical Accounting Policy for Inventory.  For the fiscal year ending June 30, 2007 we had identified $408,000 of Inventory that we deemed impaired due to the lack of inventory turnover.  For the fiscal year ending June 30, 2006 we had identified $108,000 of Inventory that was in excess of our manufacturing requirements or warranty parts retention policy.  These amounts have been recorded as Inventory Reserve.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  This provision is effective for fiscal years beginning after December 15, 2006, which will be our fiscal year 2008.  We adopted Fin 48 and given our substantial loss carry-forward, do not, in the near term, expect it to have any impact of our tax position.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which will be our fiscal year 2009.  We are currently evaluating the impact this adoption will have on our financial statements.

NOTE 6 – STOCK-BASED COMPENSATION

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

For purposes of the following disclosures the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended September 30, 2007: no dividend yield; expected volatility of 68.70%; risk-free interest rate of 5%; and an expected eight-year term for options granted.  For the quarter ending September 30, 2007, the net income and earnings per share reflect the actual deduction for option expense as a non-cash compensation expense.

Stock-based compensation expense recorded during the three months ended September 30, 2007, was $51,592 compared to $100,492 from the corresponding periods in fiscal 2007.  The decrease for the three months ended September 30, 2007 of $48,900 or 49% was primarily a result of a decline in the total fair value of previously granted options due to options vesting in the prior fiscal year.

The weighted average fair value per option at the date of grant for the three months ended September 30, 2007 and 2006, using the Black-Scholes Option-Pricing Model was $.0671 and $.1156, respectively.  Assumptions were as follows:

	Three Months Ended
	September 30,
	2007	2006
Expected Volatility(1)	68.70%	69.95%
Risk Free Interest Rate(2)	5%	4%
Expected Term(3)	8 yrs	8 yrs

(1)  We calculate expected volatility through a mathematical formula using the last day of the week’s closing stock price for the previous 61 weeks prior to the option grant date.  The expected volatility for the three months ending September 30, 2007 and 2006 in the table above are weighted average calculations.

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

NOTE 7 - COMMON STOCK ISSUANCES – PRIVATE EQUITY CREDIT AGREEMENT

During the first quarter ending September 30, 2007, we raised a total of $225,000 after expenses through the sale of 6,667,325 shares of common stock to Charlton Avenue LLC (Charlton).  For the three months ended September 30, 2007, we recorded a total of $19,447 of deemed interest expense as a result of the 7% discount off the market price under the Fifth Private Equity Credit Agreement.  The interest was paid to Charlton with common shares.  See Item 5.  Other Information – “Financing/Equity Line of Credit”  Subsequent to the end of the first quarter, no shares of common stock were sold to Charlton through the date of this report.

NOTE 8 – ADVANCE ON SALE OF BUILDING

During the first quarter ending September 30, 2007, we received $2.2 million in cash pursuant to a Sale/Lease-back Agreement with SUPERFUN B.V. and placed the deed to our property in escrow.  We recorded the $2.2 million we received as a current liability on the Balance Sheet which will be carried until we receive the full payment of $4.4 million.  At that time we will convey title to our property and execute the five year lease.  Pursuant to FAS-98, we will then record the sale, remove the sold property and its related liabilities from the Balance Sheet and defer the gain over the five year term of the lease.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back”.

NOTE 9 – SHORT-TERM LOANS

On June 27, 2007, we borrowed the sum of $250,000 from Charlton Avenue LLC, and we repaid the loan plus a $20,000 premium on August 2, 2007.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion of the financial condition and results of operations of Imaging Diagnostic Systems, Inc. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations; the Condensed Financial Statements; the Notes to the Financial Statements; the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which are incorporated herein by reference; and all our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.  This quarterly report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future.  These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements.  Factors that could cause actual results to materially differ include, without limitation, the timely and successful completion of our U.S. Food and Drug Administration (“FDA”) pre-market approval (“PMA”) clinical trials; the timely and successful submission of our PMA application to the FDA; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing utilizing our Private Equity Credit Agreement or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future. These risks and uncertainties include, but are not limited to, those described above or elsewhere in this quarterly report.  All forward-looking statements and risk factors included in this document or incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, are made as of the date of this report based on information available to us as of the date of this report, and we assume no obligation to update any forward-looking statements or risk factors.  You are cautioned not to place undue reliance on these forward-looking statements.

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

As of the date of this report we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through September 30, 2007 of approximately $99,839,333 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA Pre-Market Approval (“PMA”) process, and the costs associated with advanced product development activities.  There can be no assurances that we will obtain the PMA, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

Critical accounting policies are defined as those involving significant judgments and uncertainties which could potentially result in materially different results under different assumptions and conditions.  Application of these policies is particularly important to the portrayal of the financial condition and results of operations.  We believe the accounting policy described below meets these characteristics.  All significant accounting policies are more fully described in the notes to the financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2007.

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

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model.  SFAS 123(R) is a relatively new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation.  We currently use a Black-Scholes option pricing model to calculate the fair value of our stock options.  We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data.  However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards.  SFAS 123(R) requires the recognition of the fair value of stock compensation in net income.  Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

RESULTS OF OPERATIONS

SALES AND COST OF SALES

We are continuing to develop our international markets through our global commercialization program.  In the quarter ended September 30, 2007, we recorded revenues of $27,543 representing an increase of $7,681 or 39% from $19,862 during the quarter ended September 30, 2006.  The Cost of Sales during the quarter ended September 30, 2007, were $13,716 representing an increase of $8,532 or 165% from $5,184 during the quarter ended September 30, 2006.  No new CTLM® Systems were sold in the quarter ended September 30, 2007.  See Item 5.  Other Information – “Other Recent Events”

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the three months ended September 30, 2007, were $713,271, representing an increase of $9,852 or 1%, from $703,419 in the corresponding period in 2006.  Of the $713,271, compensation and related benefits comprised $464,545 (65%), compared to $489,372 (70%) during the three months ended September 30, 2006.  Of the $464,545 and $489,372 compensation and related benefits, $48,403 (10%) and $83,612 (17%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month increase of $9,852 is a net result.  The relevant increases were $17,200 in consulting expenses as a result of placement fees paid for new hires; $12,362 in maintenance and repairs for our building; and $11,953 in legal expenses involving Corporate and Securities matters.  The increases were partially offset by decreases of $24,827 in compensation and related benefits as a result of a reduced amount of stock option expense during the current quarter.

We do not expect a material increase in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

RESEARCH AND DEVELOPMENT

Research and development expenses during the three months ended September 30, 2007, were $468,328, representing a decrease of $85,445 or 15%, from $553,773 in the corresponding period in 2006.  Of the $468,328, compensation and related benefits comprised $299,955 (64%), compared to $379,286 (68%) during the three months ended September 30, 2006.  Of the $299,955 and $379,286 compensation and related benefits, $2,413 (1%) and $10,393 (3%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $85,445 is a net result.  The relevant decreases were $79,331 in compensation and related benefits as a result of a reduction in staff; $38,179 in legal patent expenses as a result of a reduced number of new patent filings; and $17,078 in clinical expenses due to the variable costs associated with our PMA clinical trials.  The decreases were partially offset by increases of $25,019 in consulting expenses primarily associated with the monitoring of our PMA; $12,169 in travel; and $22,069 in research and development expenses due to the costs associated with our research collaboration with Florida International University (FIU).

We expect a significant increase in research and development expenses in fiscal 2008 due to the cost of conducting our PMA clinical trials in the United States.  We also expect consulting expenses and professional fees to increase due to PMA activities.  See Item 5. Other Information - “Recent Developments, Regulatory Matters”.

SALES AND MARKETING

Sales and marketing expenses during the three months ended September 30, 2007, were $251,681, representing a decrease of $51,256 or 17% from $302,937in the corresponding period in 2006.  Of the $251,681, compensation and related benefits comprised $46,844 (19%), compared to $103,572 (34%) during the three months ended September 30, 2006.  Of the $46,844 and $103,572 compensation and related benefits, $776 (2%) and $6,487 (6%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $51,256 is a net result.  The relevant decreases were $56,728 in compensation and related benefits as a result of fluctuation in staffing; $40,499 in representative office expense as a result of not incurring one-time operating costs associated with last year’s opening of our representative office in Beijing, China; and $20,163 in travel expenses for sales calls, installation, training and service.  The decreases were partially offset by increases of $4,999 in parts for upgrading CTLM® systems already sold; and $53,055 in freight charges as a result of transportation charges, customs fees, duties and taxes associated with CTLM® systems we shipped internationally.

We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.

AGGREGATED OPERATING EXPENSES

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the three months ended September 30, 2007 and 2006, which were $1,495,387 and $1,634,993, we had a decrease of $139,606 or 9%.

The decrease of $139,606 in the three-month comparative period was primarily due to decreases in research and development expenses of $85,445 and in sales and marketing expenses of $51,256, which were partially offset by general and administrative expenses increasing by $9,852.

We expect a significant increase in research and development expenses throughout the balance of fiscal 2008 due to the cost of conducting PMA clinical trials in the United States.  We also expect consulting expenses and professional fees to increase due to PMA activities.

Inventory Valuation Adjustments during the three months ended September 30, 2007, were $14,774, representing a decrease of $16,427, or 53%, from the corresponding period in 2006.  The decrease is due to the reduction in write-downs of obsolete components that are no longer used in the manufacture of the CTLM®.

Compensation and related benefits during the quarter ended September 30, 2007, were $811,344, representing a decrease of $160,886 or 17% from $972,230 during the quarter ended September 30, 2006.  Of the $811,344 and $972,230 compensation and related benefits, $51,592 (6%) and $100,492 (10%), respectively, were due to non-cash compensation associated with expensing stock options.  The net decrease of $160,886 was due to a $48,900 decrease in the recording of non-cash compensation related to the expensing of stock options combined with a decrease of cash compensation of $111,986.

Interest expense during the three months ended September 30, 2007, was $19,447, representing a decrease of $19,811, or 50%, from the corresponding period in 2006.  The interest expense is primarily comprised of the imputed interest associated with our equity credit line with Charlton Avenue, LLC (“Charlton”) as per the terms and conditions of our private equity credit agreement.  Our utilization of the credit line fluctuates during the year and therefore causes increases and decreases in interest expense from quarter to quarter.  See Item 5.  Other Information – “Financing/Equity Line of Credit”.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $1,304,040 as of September 30, 2007.  This is an increase of $826,228 from $477,812 as of June 30, 2007.  During the quarter ending September 30, 2007, we received a net of $225,000 from the sale of common stock through our private equity agreement with Charlton.  See – “Financing/Equity Line of Credit”

We do not expect to generate a positive internal cash flow for at least the next 12 months due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA PMA process, the costs associated with product development activities and the time required for homologations from certain countries.

Property and Equipment was valued at $1,993,400 net as of September 30, 2007.  The overall decrease of $37,395 from June 30, 2007 is due primarily to depreciation recorded for the first quarter.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions and with loans from unaffiliated third parties.  Net cash used for operating and product development expenses during the three months ending September 30, 2007, was $1,347,378 primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities.  On June 27, 2007, we borrowed the sum of $250,000 from Charlton Avenue LLC, and we repaid the loan plus a $20,000 premium on August 2, 2007.  At September 30, 2007, we had working capital of ($15,916) compared to working capital of $2,282,621 at September 30, 2006, and $1,137,115 at June 30, 2007.

During the first quarter ending September 30, 2007, we raised a total of $225,000 after expenses through the sale of 6,667,325 shares of common stock to Charlton.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  Accordingly, we will continue to use proceeds from the sale of our building for continuing operations and our Fifth Private Equity Credit Agreement with Charlton to raise any additional funds required to continue operations.  In the event that we are unable to utilize the Fifth Private Equity Credit Agreement or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Charlton or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.  Our new $15 million Fifth Private Equity Credit Agreement with Charlton was signed on March 21, 2006, and replaced our Fourth Private Equity Credit Agreement.  We intend to seek an extension from Charlton of our Fifth Private Equity Credit Agreement, which expires on March 21, 2008.  There can be no assurance that the extension will be granted.

Capital expenditures for the three months ending September 30, 2007, were $1,394 as compared to $5,972 for the three months ending September 30, 2006.  These expenditures were a direct result of purchases of computer and miscellaneous equipment.  We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2008 will be approximately $25,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of September 30, 2007.  Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs.  Our future capital requirements will depend on many factors, including the following:

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

SALE/LEASE-BACK
On September 13, 2007, we entered into an agreement to sell for $4.4 million and lease-back our commercial building at 6531 NW 18th Court, Plantation, Florida.  The Agreement was made with an unaffiliated third party, Superfun B.V., a Netherlands corporation (“Purchaser”).  This transaction was a result of a proposal we submitted on July 26, 2007 offering to sell the property for $4.4 million cash in a sale/lease-back transaction, which was accepted on July 31, 2007.  In connection with the proposed transaction, we received an initial deposit of $1.1 million on August 2, 2007.  We further agreed to grant the Purchaser a two-year option to purchase 3,000,000 shares of IDSI’s common stock at an exercise price equal to the market price on the date of the initial deposit.  The closing market price of IDSI’s stock on August 2, 2007, was $.035.  The sale agreement requires additional payments of $1.1 million each on September 24, 2007, November 8, 2007, and December 23, 2007, with the closing to occur upon receipt of the final payment.  As of the date of this report we have received $2.2 million on this transaction.

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

Issuance of Stock for Services/Dilutive Impact to Shareholders
We have issued through 2003 and may in the future issue stock for services performed and to be performed by consultants.  Since we have generated no substantial revenues to date, our ability to obtain and retain consultants may be dependent on our ability to issue stock for services.  From July 1, 1996 to February 21, 2003 we issued an aggregate of 2,306,500 shares of common stock to consultants, which were registered on Registration Statements on Form S-8.  The aggregate fair market value of the shares was $2,437,151.  The issuance of large amounts of common stock for services rendered or to be rendered and the subsequent sale of such shares may depress the price of the common stock.  In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change in our control.  No shares have been issued for services from February 21, 2003 to the date of this report.

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

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings.

            None

Item 1A.  Risk Factors.

Our Annual Report on Form 10-K for the year ended June 30, 2007, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing IDSI.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  During the first quarter ended September 30, 2007, there were no material changes in risk factors as previously disclosed in our Form 10-K filed on September 13, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

See Item 5. Other Information –“Financing/Equity Line of Credit”.

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

CTLM® systems have been installed at nine U.S. clinical sites and data collection is proceeding in accordance with our clinical protocol.  We are continuing to research and develop CTLM® technologies to advance the state-of-art of this new imaging modality.

Global Commercialization Update

In the Asia-Pacific Region, we previously announced that we contracted with BAC, Inc. to manage our existing distributors and develop new areas.  BAC is now managing our China distributor activities and has led IDSI in establishing a representative office in Beijing.  We have a full-time manager (BAC contract) and a marketing specialist, and a lead service supervisor: three dedicated Chinese nationals in Beijing.  Reimbursement for CTLM exams was approved for the Beijing region.  We had also previously announced that we had changed our exclusive distribution agreement with our Distributor to non-exclusive, thus paving the way for IDSI to add more distributors to cover the large China market.

In September, we announced the installation of a CTLM® system at the Tianjin Medical University’s Cancer Institute and Hospital, the largest breast disease center in China.  The hospital will evaluate the CTLM® under three research protocols designed to improve current methods of addressing breast cancer imaging and treatment follow-up.  The Tianjin system is the second research system in China.  The first, at Beijing’s Friendship Hospital, enables CTLM® clinical procedures to become listed on the Regional schedule for patient payments. We plan to install several more research CTLM® systems in China to accelerate market adoption of the new laser breast imaging technique.

Elsewhere in the Asia-Pacific region, BAC is pursuing business connections in Australia, Singapore, Malaysia, New Zealand, Hong Kong, Macao, Taiwan, and the Philippines to enhance our existing representation in South Korea and China.  We have signed an exclusive distributor in Malaysia, where interest in breast cancer detection and treatment is surging due to publicity surrounding their First Lady, who succumbed to the disease.  We are pleased with BAC’s efforts, and we are gaining momentum through their experience and connections.  In September, we announced the installation of a CTLM® system at the Univeriti Putra Malaysia (UPM) in Kuala Lumpur, Malaysia.  The CTLM® was installed at UPM’s academic facility within the jurisdiction of the Ministry of Education and will be evaluated by specialists from UPM in conjunction with specialists from Serdang Hospital in Kuala Lumpur.

Activities in Europe and the Middle East are top marketing priorities for IDSI.  Our previously announced first IDSI Users Meeting, which was held in Berlin in April 2006, yielded the sharing of clinical work by our international users.  These users have made a meaningful contribution to our Image Interpretation Manual and User Training Program.  In 2006, we announced the receipt of an order for six CTLM systems from our Polish distributor.  The first of those systems shipped in June 2006, giving us three systems in Poland, all serving major oncology centers.  The remaining CTLM units on the order have not yet been scheduled for shipment.  Among our global users, we have three systems in Poland, four in Italy, two each in the Czech Republic, United Arab Emirates, and China as well as systems in Germany and Malaysia.

Clinical Collaboration Sites Update

CTLM® Systems have been installed and patients are being scanned under clinical collaboration agreements as follows:

1)	Humboldt University of Berlin, Charité Hospital, Berlin, Germany
2)	The Comprehensive Cancer Centre, Gliwice, Poland (Two Systems)
3)	Catholic University Hospital, Rome, Italy
4)	Charles University Hospital, Prague, Czech Republic
5)	Friendship Hospital, Beijing, Peoples Republic of China
6)	Tianjin Medical University’s Cancer Institute and Hospital, Tianjin, China

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

Other Recent Events

In September, we announced completion of a financing arrangement intended to reduce our dependency on equity financing through the sale of our headquarters building for $4.4 million in cash pursuant to a sale/lease-back agreement.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back”.

In November 2007, we announced that we exhibited CTLM® results at the Fourth Congress of the World Society of Breast Health in Tianjin, China from October 18-21, 2007.  The Congress attracted more that 500 breast health experts from 23 different countries and offered 29 clinical and academic studies on breast health.  Our local representatives from Beijing exhibited clinical imaging cases from international sites.  Several attendees visited our recent CTLM® installation at the Tianjin Medical University’s Cancer Institute and Hospital, where clinical studies are currently under way.

Annual Meeting

The Board of Directors of IDSI postponed the annual meeting which was tentatively set for November 7, 2007.  On November 7th the Board set a new annual meeting date for May 14, 2008 at 9:00 AM local time to be held at our corporate offices in Plantation, Florida.

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

On August 30, 2006 we announced an exclusive license agreement under which Bioscan, Inc. would integrate LILA technology into their animal imaging portfolio.  Under the agreement we would transfer technology to Bioscan by December 2006 upon receipt of a $250,000 technology transfer fee.  The agreement also provides for royalties on any future sales of LILA products. We have received full payment of the technology transfer fee, and Bioscan commenced the project during the second quarter of fiscal 2008  On May 9, 2007 we announced that a new patent for our optical CT scanner for small laboratory animals was issued on May 1, 2007 as U.S. Patent 7,212,848.  This second patent adds the concept of a second laser which will provide a geographic reference for the fluorescence image.  Our first patent covered the basic CT fluorescent imaging of small laboratory animals.

International Patents Update

In November, we announced the issuance of Chinese patent ZL 99 8 16608.1, issued July 11, 2007, entitled “Laser Imaging Apparatus using Biochemical Markers that Bind to Cancer Cells.”  The patent is granted for a period 20 years from date of filing, until April 1, 2019.  This patent, equivalent to US patent 5,952,664, protects the concept of imaging and activating a photodynamic therapy agent in an optical CT scanner.  “We are very pleased to have been issued this patent in China and to extend our protection in another important market,” stated Tim Hansen, CEO. “With this patent comes additional hope that breast cancer may someday be imaged and treated with light-activated compounds. Our current proprietary CT Laser Mammography System (CTLM®) is uniquely capable in these applications.”

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

From July 2000 until August 2007, when we entered into the sale/lease-back of our headquarters facility, Charlton Avenue LLC (“Charlton”) provided all of our necessary funding through the private placement sale of convertible preferred stock with a 9% dividend and common stock through various private equity credit agreements. See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back”  We initially sold Charlton 400 shares of our Series K convertible preferred stock for $4 million and subsequently issued an additional 95 Series K shares to Charlton for $950,000 on November 7, 2000.  We paid Spinneret Financial Systems Ltd. (“Spinneret”), an independent financial consulting firm unaffiliated with the Company and, according to Spinneret and Charlton, unaffiliated with Charlton, $200,000 as a consulting fee for the first tranche of Series K shares and five Series K shares as a consulting fee for the second tranche.  The total of $4,950,000 was designed to serve as bridge financing pending draws on the Charlton private equity line provided through the various private equity credit agreements described in the following paragraphs.

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

The Fifth Private Equity Credit Agreement

On March 21, 2006, we and Charlton entered into a new “Fifth Private Equity Credit Agreement” which has replaced our prior Fourth Private Equity Credit Agreement.  The terms of the Fifth Private Equity Credit Agreement are similar to the terms of the prior Fourth Private Equity Credit Agreement.  The new credit line’s terms are (i) The put option price is 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche (the “Valuation Period”), (ii) the commitment period is two years from the effective date of a registration statement covering the Fifth Private Equity Credit Agreement shares, (iii) the maximum commitment is $15,000,000, (iv) the minimum amount we must draw through the end of the commitment period is $1,000,000,  (v)  the minimum stock price, also known as the floor price is computed as follows:  In the event that, during a Valuation Period, the Bid Price on any Trading Day falls more than 18% below the closing trade price on the trading day immediately prior to the date of the Company’s Put Notice (a “Low Bid Price”), for each such Trading Day the parties shall have no right and shall be under no obligation to purchase and sell one tenth of the Investment Amount specified in the Put Notice, and the Investment Amount shall accordingly be deemed reduced by such amount.  In the event that during a Valuation Period there exists a Low Bid Price for any three Trading Days—not necessarily consecutive—then the balance of each party’s right and obligation to purchase and sell the Investment Amount under such Put Notice shall terminate on such third Trading Day (“Termination Day”), and the Investment Amount shall be adjusted to include only one-tenth of the initial Investment Amount for each Trading Day during the Valuation Period prior to the Termination Day that the Bid Price equals or exceeds the Low Bid Price and (vi) there are no fees associated with the Fifth Private Equity Credit Agreement.  The conditions to our ability to draw under this private equity line, as described above, may materially limit the draws available to us.  We intend to seek an extension from Charlton of our Fifth Private Equity Credit Agreement which expires on March 21, 2008.  There can be no assurance that this extension will be granted.

We have made sales under the Fifth Private Equity Credit Agreement from time to time in order to raise working capital on an “as needed” basis.  Beginning in August 2007, we used and will use the proceeds from the sale of our building for continuing operations and then utilize our Fifth Private Equity Credit Agreement to raise any additional funds required to continue operations.  As of the date of this report, under the Fifth Private Equity Credit Agreement we have drawn down $5,917,717 and issued 81,646,450 shares of common stock and have an available balance to draw of $9,082,283.

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

10.77	2007 Non-Statutory Stock Option Plan. Incorporated by reference to our Form 10-K filed on September 13, 2007.
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

Dated: November 9, 2007		Imaging Diagnostic Systems, Inc.

	By:	/s/ Timothy B. Hansen
Timothy B. Hansen
Chief Executive Officer

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President and
Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)