Form 10-Q
period 2007-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2008-02-08
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

The number of shares outstanding of each of the issuer’s classes of equity as of December 31, 2007: 319,264,685 shares of common stock, no par value.  As of December 31, 2007, the issuer had no shares of preferred stock outstanding.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Balance Sheets – (Unaudited) December 31, 2007 and June 30, 2007	3

	Condensed Statements of Operations - (Unaudited) Six months and three months ended December 31, 2007 and 2006, and December 10, 1993 (date of inception) to December 31, 2007	4

	Condensed Statements of Cash Flows - (Unaudited) Six months ended December 31, 2007 and 2006, and December 10, 1993 (date of inception) to December 31, 2007	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Financial Condition and Results	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	27

Signatures		28

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheet

Assets

	Dec. 31, 2007	Jun. 30, 2007
Current assets:	Unaudited	*
Cash	$428,643	$477,812
Accounts receivable, net of allowances for doubtful accounts
of $29,967 and $40,000, respectively	114,965	119,866
Loans receivable	57,357	63,602
Inventories, net of reserve of $408,000 and $108,000, respectively	1,293,174	1,363,156
Prepaid expenses	19,183	36,784

Total current assets	1,913,322	2,061,220

Property and equipment, net	1,958,755	2,030,795
Intangible assets, net	256,323	273,412

Total assets	$4,128,400	$4,365,427

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$611,910	$585,991
Advance on Sale of Building	2,750,000	-
Customer deposits	106,114	88,114
Short term debt	-	250,000

Total current liabilities	3,468,024	924,105

Stockholders equity:
Common Stock	99,419,479	99,120,731
Additional paid-in capital	2,764,485	2,661,650
Deficit accumulated during development stage	(101,523,588)	(98,341,059)

Total stockholders' equity	660,376	3,441,322

Total liabilities and stockholders' equity	$4,128,400	$4,365,427

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statement of Operations

	Six Months Ended		Three Months Ended		Since Inception
	December 31,		December 31,		Dec. 10, 2003 to
	2007	2006	2007	2006	Dec. 31, 2007

Net Sales	$36,952	$23,535	$9,409	$3,673	$2,070,180
Cost of Sales	18,249	7,094	4,533	1,910	882,864

Gross Profit	18,703	16,441	4,876	1,763	1,187,316

Operating Expenses:
General and administrative	1,473,480	1,586,507	759,930	883,089	51,439,225
Research and development	926,872	1,054,523	458,658	497,800	19,313,904
Sales and marketing	645,493	761,007	393,697	461,020	7,735,211
Inventory valuation adjustments	43,524	49,572	28,750	18,371	4,455,534
Depreciation and amortization	94,819	87,607	47,486	43,944	2,867,892
Amortization of deferred compensation	-	-	-	-	4,064,250

	3,184,188	3,539,216	1,688,521	1,904,224	89,876,016

Operating Loss	(3,165,485)	(3,522,775)	(1,683,645)	(1,902,461)	(88,688,700)

Gain/Loss on sale of fixed assets	-	-	-	-	3,146
Interest income	6,704	6,687	3,971	1,081	301,092
Other income	-	70,000	-	70,000	681,463
Interest expense	(23,748)	(152,507)	(4,301)	(113,249)	(6,972,829)

Net Loss	(3,182,529)	(3,598,595)	(1,683,975)	(1,944,629)	(94,675,828)

Dividends on cumulative Pfd. stock:
From discount at issuance	-	-	-	-	(5,402,713)
Earned	-	-	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(3,182,529)	$(3,598,595)	$(1,683,975)	$(1,944,629)	$(101,523,588)

Net Loss per common share:
Basic and Diluted:
Net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.89)

Weighted average number
of common shares	317,452,950	253,410,684	318,303,887	258,612,545	114,044,139

The accompanying notes are an intergral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statement of Cash Flows

	Six Months		Since Inception
	Ended December 31,		Dec. 10, 2003 to
	2007	2006	Dec. 31, 2007

Cash flows from operations:
Net loss	$(3,182,529)	$(3,598,595)	$(94,675,828)
Changes in assets and liabilities	364,050	870,935	28,625,844
Net cash used in operations	(2,818,479)	(2,727,660)	(66,049,984)

Cash flows from investing activities:
Proceeds from sale of property & equipment	2,750,000	-	2,779,961
Capital expenditures	(5,690)	(13,775)	(7,271,441)
Net cash used in investing activities	2,744,310	(13,775)	(4,491,480)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Other financing activities - NET	(250,000)	-	5,835,029
Proceeds from issuance of preferred stock	-	-	18,039,500
Net proceeds from issuance of common stock	275,000	1,750,000	47,145,867

Net cash provided by financing activities	25,000	1,750,000	70,970,107

Net increase (decrease) in cash	(49,169)	(991,435)	428,643

Cash, beginning of period	477,812	1,467,687	-

Cash, end of period	$428,643	$476,252	$428,643

The accompanying notes are an intergral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2008.  These condensed financial statements have been prepared in accordance with Financial Accounting Standards No. 7 (FAS 7), Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on September 13, 2007.

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

NOTE 2 - GOING CONCERN

Imaging Diagnostic Systems, Inc. (“IDSI”) is a development stage enterprise and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing.  IDSI has yet to generate a positive internal cash flow, and until significant sales of our product occur, we are dependent upon debt and equity funding.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

We currently manufacture and sell our sole product, the CTLM® - Computed Tomography Laser Mammography.  We are appointing distributors and installing collaboration systems as part of our global commercialization program.  We have sold 13 systems as of December 31, 2007; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  We are attempting to create increased product awareness as a foundation for developing markets through an international distributor network.  We may be able to exit FAS 7 Development Stage Enterprise reporting upon two successive quarters of sufficient revenues such that we would not have to utilize other funding to meet our quarterly operating expenses.

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	Dec. 31, 2007	June 30, 2007
	Unaudited
Raw materials consisting of purchased parts, components and supplies	$795,378	$848,254
Work-in-process including units undergoing final inspection and testing	74,364	44,058
Finished goods	831,432	878,844

Sub-Total Inventories	$1,701,174	$1,771,156

Less Inventory Reserve	(408,000)	(408,000)

Total Inventory - Net	$1,293,174	$1,363,156

We review our Inventory for parts that have become obsolete or in excess of our manufacturing requirements and our Finished Goods for valuation pursuant to our Critical Accounting Policy for Inventory.  For the fiscal year ending June 30, 2007 we had identified $408,000 of Inventory that we deemed a reserve was required due to the lack of inventory turnover.  For the fiscal year ending June 30, 2006 we had identified $108,000 of Inventory that was in excess of our manufacturing requirements or warranty parts retention policy.  These amounts have been recorded as Inventory Reserve.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for fiscal years beginning after November 15, 2006, which will be our fiscal year 2008.

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

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”) which provides guidance to allow eligible public companies to continue to use a simplified method for estimating the expense of stock options if their own historical experience isn’t sufficient to provide a reasonable basis.  Since we have limited experience in determining expected term of “plain vanilla” share options, we will continue to use the simplified method as discussed in SAB No. 107.

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

For purposes of the following disclosures the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended December 31, 2007: no dividend yield; expected volatility of 74.77%; risk-free interest rate of 5%; and an expected eight-year term for options granted.  For the quarter ending December 31, 2007, the net income and earnings per share reflect the actual deduction for option expense as a non-cash compensation expense.

Stock-based compensation expense recorded during the three months ended December 31, 2007, was $44,713 compared to $101,368 from the corresponding period in fiscal 2007.  In connection with the Sale/Lease-Back of our commercial building, we recorded $3,266 as non-qualified stock option expense for the three months ended December 31, 2007.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back”.

The weighted average fair value per option at the date of grant for the three months ended December 31, 2007 and 2006, using the Black-Scholes Option-Pricing Model was $.0576 and $.0725, respectively.  Assumptions were as follows:

	Three Months Ended
	December 31,
	2007	2006
Expected Volatility(1)	74.77%	65.29%
Risk Free Interest Rate(2)	5%	4%
Expected Term(3)	8 yrs	8 yrs

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

NOTE 7 - COMMON STOCK ISSUANCES – PRIVATE EQUITY CREDIT AGREEMENT

During the second quarter ending December 31, 2007, we raised a total of $50,000 after expenses through the sale of 1,059,322 shares of common stock to Charlton Avenue LLC (Charlton).  For the three months ended December 31, 2007, we recorded a total of $4,301 of deemed interest expense as a result of the 7% discount off the market price under the Fifth Private Equity Credit Agreement.  The interest was paid to Charlton with common shares.  See Item 5.  Other Information – “Financing/Equity Line of Credit”  Subsequent to the end of the second quarter, no shares of common stock were sold to Charlton through the date of this report.

NOTE 8 – ADVANCE ON SALE OF BUILDING

During the second quarter ending December 31, 2007, we received $550,000 in cash pursuant to a Sale/Lease-back Agreement with SUPERFUN B.V.  In our Form 10-Q for the first quarter ending September 30, 2007, we disclosed that we had received advanced payments totaling $2.2 million and had placed the deed to our property in escrow.  We recorded these advanced payments received as a current liability on the Balance Sheet which will be carried until we receive the full payment of $4.4 million.  At that time we will convey title to our property and execute the five year lease.  Pursuant to FAS-98, we will then record the sale, remove the sold property and its related liabilities from the Balance Sheet and defer the gain over the five year term of the lease.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back”.  Subsequent to the end of the second quarter, we received advanced payments of $1,606,000 in cash leaving a balance of $44,000 due at the closing which has not yet been scheduled.

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

As of the date of this report we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through December 31, 2007 of $101,523,588 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA Pre-Market Approval (“PMA”) process, and the costs associated with advanced product development activities.  There can be no assurances that we will obtain the PMA, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

RESULTS OF OPERATIONS

SALES AND COST OF SALES

We are continuing to develop our international markets through our global commercialization program.  In the quarter ended December 31, 2007, we recorded revenues of $9,409 representing an increase of $5,736 or 156% from $3,673 during the quarter ended December 31, 2006.  The Cost of Sales during the quarter ended December 31, 2007, were $4,533 representing an increase of $2,623 or 137% from $1,910 during the quarter ended December 31, 2006.  No new CTLM® Systems were sold in the quarter ended December 31, 2007.  See Item 5.  Other Information – “Other Recent Events”

Revenues for the six months ended December 31, 2007, were $36,952 representing an increase of $13,417 or 57% from $23,535 in the corresponding period in 2006.  The Cost of Sales during the six months ended December 31, 2007, were $18,249 representing an increase of $11,155 or 157% from $7,094 in the corresponding period in 2006.

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the three months and six months ended December 31, 2007, were $759,930 and $1,473,480, respectively, representing decreases of $123,159 or 14% and $113,027 or 7%, from $883,089 and $1,586,507 in the corresponding period in 2006.  Of the $759,930, compensation and related benefits comprised $481,019 (63%), compared to $528,928 (60%), during the three months ended December 31, 2007.  Of the $481,019 and $528,928 compensation and related benefits, $36,642 (8%) and $84,488 (16%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $1,473,480, compensation and related benefits comprised $945,565 (64%), compared to $1,018,301 (64%), during the six months ended December 31, 2007.  Of the $945,565 and $1,018,301 compensation and related benefits, $85,046 (9%) and $168,101 (17%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $123,159 is due primarily to a reduction in compensation and related benefits of $47,909 as a result of a reduced amount of stock option expense during the current quarter and a reduction of $75,229 in proxy service expenses as a result of not having our annual meeting in the period.

The six-month decrease of $113,027 is a net result.  The significant decreases were $72,736 in compensation and related benefits as a result of a reduced amount of stock option expense during the period and $75,229 in proxy service expenses as a result of not having our annual meeting in the period.  The decreases were partially offset by increases of $23,608 in Director and Officer Liability Insurance and $10,525 in legal expenses involving Corporate and Securities matters.

We do not expect a material increase in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

RESEARCH AND DEVELOPMENT

Research and development expenses during the three and six months ended December 31, 2007, were $458,658 and $926,872, respectively, representing decreases of $39,142 or 8% and $127,651 or 12%, from $497,800 and $1,054,523 in the corresponding period in 2006.  Of the $458,658, compensation and related benefits comprised $260,649 (57%), compared to $363,916 (73%) during the three months ended December 31, 2006.  Of the $260,649 and $363,916 compensation and related benefits, $7,295 (3%) and $10,393 (3%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $926,872, compensation and related benefits comprised $560,604 (60%), compared to $743,202 (70%) during the six months ended December 31, 2006.  Of the $560,604 and $743,202 compensation and related benefits, $9,707 (2%) and $20,786 (3%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $39,142 is a net result.  The significant decreases were $103,267 in compensation and related benefits as a result of a reduction in staff; $15,631 in legal patent expenses as a result of a reduced number of new patent filings; and $6,268 in clinical expenses due to the variable costs associated with our PMA clinical trials.  The decreases were partially offset by increases of $68,923 in consulting expenses primarily associated with the monitoring of our PMA; $7,493 in travel; and $4,031 in research and development expenses due to the costs associated with our research collaboration with Florida International University (FIU).

The six-month decrease of $127,651 is a net result.  The significant decreases were $182,598 in compensation and related benefits as a result of a reduction in staff; $53,810 in legal patent expenses as a result of a reduced number of new patent filings; and $23,346 in clinical expenses due to the variable costs associated with our PMA clinical trials.  The decreases were partially offset by increases of $94,013 in consulting expenses primarily associated with the monitoring and data management of our PMA and various consultants involved with design engineering, software engineering and research by our consulting radiologist; $19,662 in travel; and $26,101 in research and development expenses due to the costs associated with our research collaboration with FIU.

We expect a significant increase in research and development expenses in fiscal 2008 due to the cost of conducting our PMA clinical trials in the United States.  We also expect consulting expenses and professional fees to increase due to PMA activities.  See Item 5. Other Information - “Recent Developments, Regulatory Matters”.

SALES AND MARKETING

Sales and marketing expenses during the three and six months ended December 31, 2007, were $393,697 and $645,493, respectfully, representing decreases of $67,323 or 15% and $115,514 or 15%, from $461,020 and $761,007 in the corresponding period in 2006.  Of the $393,697, compensation and related benefits comprised $47,135 (12%), compared to $103,459 (22%) during the three months ended December 31, 2006.  Of the $47,135 and $103,459 compensation and related benefits, $775 (2%) and $6,487 (7%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $645,493, compensation and related benefits comprised $93,979 (15%), compared to $207,030 (27%) during the six months ended December 31, 2006.  Of the $93,979 and $207,030 compensation and related benefits, $1,551 (2%) and $12,973 (6%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $67,323 is a net result.  The significant decreases were $56,324 in compensation and related benefits partially due to converting a marketing employee to a marketing consultant and a reduction in marketing support staff; $55,965 in trade show expenses as a result of decreasing the size of our booth at the RSNA 2007 show; and $19,177 in advertising and promotion.  The decreases were partially offset by increases of $10,985 in marketing related consulting expenses; $11,468 in regulatory expenses; and $45,240 in travel expenses for sales calls, installation, training and service.

The six-month decrease of $115,514 is a net result.  The significant decreases were $113,051 in compensation and related benefits partially due to converting a marketing employee to a marketing consultant and a reduction in marketing support staff; $57,232 in trade show expenses as a result of decreasing the size of our booth at the RSNA 2007 show; $21,785 in advertising and promotion; and $43,999 in representative office expense as a result of not incurring one-time start-up costs associated with last year’s opening of our representative office in Beijing, China.  The decreases were partially offset by increases of $4,999 in parts for upgrading CTLM® systems already sold; $16,639 in marketing related consulting expenses; $14,594 in regulatory expenses; $56,447 in freight charges as a result of transportation charges, customs fees, duties and taxes associated with CTLM® systems we shipped internationally; and $25,077 in travel expenses for sales calls, installation, training and service.

We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.

AGGREGATED OPERATING EXPENSES

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the three months ended December 31, 2007 and 2006, which were $1,688,521 and $1,904,224 respectively, we had a decrease of $215,703 or 11%.

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the six months ended December 31, 2007 and 2006, which were $3,184,188 and $3,539,216 respectively, we had a decrease of $355,028 or 10%.

The decrease of $215,703 in the three-month comparative period was primarily due to decreases of $123,159 in general and administrative expenses; $39,142 in research and development expenses; and $67,323 in sales and marketing expenses.

The decrease of $355,028 in the six-month comparative period was primarily due to decreases of $113,027 in general and administrative expenses; $127,651 in research and development expenses; and $115,514 in sales and marketing expenses.

We expect a significant increase in research and development expenses throughout the balance of fiscal 2008 due to the cost of conducting PMA clinical trials in the United States.  We also expect consulting expenses and professional fees to increase due to PMA activities and sales/marketing efforts, which we intend to conduct in a cost-efficient manner.
Inventory Valuation Adjustments during the three and six months ended December 31, 2007, were $28,750 and $43,524, respectively, representing an increase of $10,379 or 56% and a decrease of $6,048 or 12%, from the corresponding periods in 2006.  The increase and decrease is due to fluctuations in the amount in write-downs of systems that have lost value to due usage as demonstrators on consignment.

Compensation and related benefits during the three and six months ended December 31, 2007, were $788,804 and $1,600,148, respectively, representing a decrease of $207,499 or 21% and $368,385 or 19% from $996,303 and $1,968,533, respectively, during the three and six months ended December 31, 2006.  Of the $788,804 and $1,600,148 compensation and related benefits, $44,713 (6%) and $96,304 (6%), respectively, were due to non-cash compensation associated with expensing stock options which was a decrease of $56,655 or 56% and $105,556 or 52% from $101,368 and $201,860 during the three and six months ended December 31, 2006.

Interest expense during the three and six months ended December 31, 2007, was $4,301 and $23,748, respectively, representing decreases of $108,948 or 96% and $128,759 or 84% from the corresponding periods in 2006.  The interest expense is primarily comprised of the imputed interest associated with our equity credit line with Charlton Avenue, LLC (“Charlton”) as per the terms and conditions of our private equity credit agreement.  Our utilization of the credit line decreased significantly as we used the proceeds from the sale/lease-back of our building for current operations, which resulted in a reduction of interest expense for the periods.  See Item 5.  Other Information – “Financing/Equity Line of Credit”.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $428,643 as of December 31, 2007.  This is a decrease of $49,169 from $477,812 as of June 30, 2007.  During the quarter ending December 31, 2007, we received a net of $50,000 from the sale of common stock through our private equity agreement with Charlton.  See – “Financing/Equity Line of Credit”

We do not expect to generate a positive internal cash flow for at least the next 12 months due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA PMA process, the costs associated with product development activities and the time required for homologations from certain countries.

Property and Equipment was valued at $1,958,755 net as of December 31, 2007.  The overall decrease of $72,040 from June 30, 2007 is due primarily to depreciation recorded for the first and second quarters.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions, with loans from unaffiliated third parties, and most recently, through a sale/lease-back transaction involving our headquarters facility.  Net cash used for operating and product development expenses during the six months ending December 31, 2007, was $2,843,479 primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities.  On June 27, 2007, we borrowed the sum of $250,000 from Charlton Avenue LLC, and we repaid the loan plus a $20,000 premium on August 2, 2007.  At December 31, 2007, we had working capital of ($1,554,702) compared to working capital of $1,888,749 at December 31, 2006, and $1,137,115 at June 30, 2007. The negative working capital as of December 31, 2007 was a result of recording the advance payments received from the sale/lease-back of our building as a current liability.  See “Sale/Lease-Back”

During the second quarter ending December 31, 2007, we raised a total of $50,000 after expenses through the sale of 1,059,322 shares of common stock to Charlton.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  Accordingly, we will continue to use proceeds from the sale of our building for continuing operations and our Fifth Private Equity Credit Agreement with Charlton to raise any additional funds required to continue operations.  In the event that we are unable to utilize the Fifth Private Equity Credit Agreement or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Charlton or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.  Our current $15 million Fifth Private Equity Credit Agreement with Charlton was signed on March 21, 2006, and replaced our Fourth Private Equity Credit Agreement.  We are currently negotiating a new Sixth Private Equity Agreement with Charlton to replace our Fifth Private Equity Credit Agreement which expires on March 21, 2008.  There can be no assurance that we will be successful in obtaining this new private equity agreement.

Capital expenditures for the six months ending December 31, 2007, were $5,690 as compared to $13,775 for the six months ending December 31, 2006.  These expenditures were a direct result of purchases of computer and miscellaneous equipment.  We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2008 will be approximately $7,500.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of December 31, 2007.  Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs.  Our future capital requirements will depend on many factors, including the following:

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

We do not expect to generate a positive internal cash flow for at least 12 months as substantial costs and expenses continue due principally to the international commercialization of the CTLM®, activities related to our FDA PMA process, and advanced product development activities.  We intend to use the proceeds of the sale/lease-back of our building and draws from our Fifth Private Equity Credit Agreement and any successor private equity agreements with Charlton as our source of working capital.  There can be no assurance that the equity credit financing will continue to be available on acceptable terms.  We plan to continue our policy of investing excess funds, if any, in a High Performance Money Market savings account at Wachovia Bank N.A.

SALE/LEASE-BACK
On September 13, 2007, we entered into an agreement to sell for $4.4 million and lease-back our commercial building at 6531 NW 18th Court, Plantation, Florida.  The Agreement was made with an unaffiliated third party, Superfun B.V., a Netherlands corporation (“Purchaser”).  This transaction was a result of a proposal we submitted on July 26, 2007 offering to sell the property for $4.4 million cash in a sale/lease-back transaction, which was accepted on July 31, 2007.  In connection with the proposed transaction, we received an initial deposit of $1.1 million on August 2, 2007.  We further agreed to grant the Purchaser a two-year option to purchase 3,000,000 shares of IDSI’s common stock at an exercise price equal to the market price on the date of the initial deposit.  The closing market price of IDSI’s stock on August 2, 2007, was $.035.  The sale agreement requires additional payments of $1.1 million each on September 24, 2007, November 8, 2007, and December 23, 2007, with the closing to occur upon receipt of the final payment.  As of the date of this report we have received $4,356,000 on this transaction.

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

Issuance of Stock for Services/Dilutive Impact to Shareholders
We have issued through 2003 and may in the future issue stock for services performed and to be performed by consultants.  The issuance of large amounts of common stock for services rendered or to be rendered and the subsequent sale of such shares may depress the price of the common stock and dilute existing shareholders.  No shares have been issued for services from February 21, 2003 to the date of this report.

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

On January 1, 2008 our Chief Executive Officer retired and his duties were assumed by an Executive Committee appointed by the Board of Directors.  Until such time as a new CEO is appointed, the Executive Committee comprised of Allan Schwartz, Executive Vice President & CFO, Deborah O’Brien, Senior Vice President, Co-Chairman Patrick Gorman and Co-Chairman Jay Bendis will implement our policy of disclosure controls and procedures.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings.

  None
Item 1A.    Risk Factors.

Our Annual Report on Form 10-K for the year ended June 30, 2007, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the   only risks facing IDSI.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our  business, financial condition and/or operating results.  During the second quarter ended December 31, 2007, there were no material changes in risk factors as previously disclosed in our Form 10-K filed on September 13, 2007.

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

In our initial PMA application filed in April 2003, we followed the guidelines of the “Standardized Shell for Modular Submission” for the FDA approval process, which required the filing of four modules. These modules were filed in the period from September 2000 to May 2001 and in June 2003 we received notification from FDA that an initial review of our PMA had been conducted and was sufficiently complete to permit a substantive review and was, therefore, suitable for filing.  An in-depth evaluation of the safety and effectiveness of the device was conducted as part of the PMA application process.  In August 2003, we received a letter from the FDA citing some deficiencies in the PMA application.  The FDA identified measures to make the PMA approvable, and we worked with our FDA counsel and consultants to prepare an appropriate amendment.

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

In October 2004, we issued a press release of a shareholder letter written by our CEO, Tim Hansen, stating his observations and conclusions regarding our PMA process.  These are rephrasing the Computed Tomography Laser Mammography System (CTLM®) intended use statement, modifying the patient study protocols and adding more clinical cases.  After conferring with the FDA and our outside consultants, Mr. Hansen made the decision to simply withdraw our current PMA application and resubmit the entire package in a simpler and more clinically and technically robust filing.  The complete shareholder letter was filed as an exhibit to our Current Report on Form 8-K on October, 18, 2004, which is incorporated by reference.

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

In January 2005, we issued a press release of a shareholder letter written by Tim Hansen, CEO, which contained a brief status update of the three top priorities stated in his initial letter to shareholders released in October 2004.  Specific to our PMA activities, the clinical study we had analyzed and which we intended to submit to the FDA did not, in our opinion, adequately reflect the capabilities of CTLM® as an adjunctive mammography tool.  The clinical cases collected dating back to 2001 did not reflect the significant improvements made in our scanning subsystems, image reconstruction and image display software.  Improvements were also made in our quality assurance routines to ensure better operator and physician training, and improved image quality control.  Subsequently, we installed updated CTLM® systems in the U.S. and upgraded several international units to collect data under a new protocol.  The complete shareholder letter was filed as an exhibit to our Current Report on Form 8-K on January 27, 2005, which is incorporated by reference.

We reported in our December 14, 2005 S-1 filing that we had experienced further delays because of difficulties in designing a revised clinical protocol and in enlisting hospitals and imaging centers to participate in acquiring new clinical cases.  In spite of the delays, several sites have been installed and we have begun collecting clinical data.  We intend to install 8-10 sites depending on patient volume.  Following data collection we plan to submit the PMA application in its entirety.

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

We assumed that the FDA’s reclassification of the CTLM® to a Non-Significant Risk device would have enabled us to more quickly engage U.S. clinical “partners.”  We experienced delays because the processes through Investigational Review Boards (“IRB”) and legal departments had become much more complex and lengthy in recent years and many of our preferred sites were simply too busy to participate in our study due to serious understaffing and workload issues.

We limit public identification of the sites so that the study members may participate without publicity or distraction.  There remain uncertainties about the time it may take to accrue the total number of cases needed for final PMA submission because each site has a unique workload and patient volunteer recruitment process.  All of the U.S clinical sites are using the latest CTLM configurations.  Because the CTLM imaging technique is completely new to doctors and technologists and training could affect results, we improved our certified training programs and added computerized calibration and QA software to the systems.

Ten U.S. clinical sites are participating in our clinical trials and data collection is proceeding in accordance with our clinical protocol.  We are continuing to research and develop CTLM® technologies to advance the state-of-art of this new imaging modality.

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

In September 2007, we announced the installation of a CTLM® system at the Tianjin Medical University’s Cancer Institute and Hospital, the largest breast disease center in China.  The hospital will evaluate the CTLM® under three research protocols designed to improve current methods of addressing breast cancer imaging and treatment follow-up.  The Tianjin system is the second research system in China.  The first, at Beijing’s Friendship Hospital, enables CTLM® clinical procedures to become listed on the Regional schedule for patient payments. We plan to install several more research CTLM® systems in China to accelerate market adoption of the new laser breast imaging technique.

Elsewhere in the Asia-Pacific region, BAC is pursuing business connections in Australia, Singapore, Malaysia, New Zealand, Hong Kong, Macao, Taiwan, and the Philippines to enhance our existing representation in South Korea and China.  We have signed an exclusive distributor in Malaysia, where interest in breast cancer detection and treatment is surging due to publicity surrounding their First Lady, who succumbed to the disease.  We are pleased with BAC’s efforts, and we are gaining momentum through their experience and connections.  In September 2007, we announced the installation of a CTLM® system at the Univeriti Putra Malaysia (UPM) in Kuala Lumpur, Malaysia.  The CTLM® was installed at UPM’s academic facility within the jurisdiction of the Ministry of Education and will be evaluated by specialists from UPM in conjunction with specialists from Serdang Hospital in Kuala Lumpur.

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

As of the date of this report IDSI’s users have performed over 13,000 CT Laser Mammography (CTLM®) clinical cases worldwide.

Clinical Collaboration Sites Update

CTLM® Systems have been installed and patients are being scanned under clinical collaboration agreements as follows:

1)	Humboldt University of Berlin, Charité Hospital, Berlin, Germany
2)	The Comprehensive Cancer Centre, Gliwice, Poland (Two Systems)
3)	Catholic University Hospital, Rome, Italy
4)	Friendship Hospital, Beijing, Peoples Republic of China
5)	Tianjin Medical University’s Cancer Institute and Hospital, Tianjin, China

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

Other Recent Events

In September 2007, we announced completion of a financing arrangement intended to reduce our dependency on equity financing through the sale of our headquarters building for $4.4 million in cash pursuant to a sale/lease-back agreement.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back”.

In November, we announced that we exhibited CTLM® results at the Fourth Congress of the World Society of Breast Health in Tianjin, China from October 18-21, 2007.  The Congress attracted more that 500 breast health experts from 23 different countries and offered 29 clinical and academic studies on breast health.  Our local representatives from Beijing exhibited clinical imaging cases from international sites.  Several attendees visited our recent CTLM® installation at the Tianjin Medical University’s Cancer Institute and Hospital, where clinical studies are currently under way.

In November, we announced that our exclusive distributor in Italy, CTLM Italia, exhibited CTLM system results from universities in Italy and other international sites at the 4th Attualita in Senologia in Florence, Italy from October 29-31, 2007.  We expect Italy to be one of our major European markets given its early interest in the CTLM adjunctive solution to breast cancer detection.  Approximately 1400 physicians attended the multidisciplinary breast cancer meeting.

In November 2007, we announced that our Board of Directors adopted an amended Code of Conduct expanding its scope to cover all Associates.  For purposes of this Code of Conduct the word “Associate(s)” includes full and part time employees, officers, directors, consultants, distributors and agents of IDSI.  This amended Code of Conduct replaced our former “Code of Business Conducted”, which was adopted on May 7, 2003.  We filed a Current Report on Form 8-K with a copy of the Amended Code of Conduct as an exhibit on November 14, 2007.  On November 15, 2007 we amended on Form 8-K to correct the Item number to 5.05.

In November, we announced that we exhibited breast cancer cases imaged with the CTLM® using our optical computed tomography technology at RSNA 2007 in Chicago, Illinois from November 25-28, 2007.  A CT Laser Mammography (CTLM®) system and clinical results were exhibited in the North Building, Hall B.  We were again included in RSNA’s Molecular Imaging Zone, a designation that highlights products, services and research in the emerging fields of molecular imaging where CTLM® is considered by many to be a cutting edge modality in this revolutionary field.  We are currently conducting a U.S. clinical trial on the use of CTLM® as an adjunct to mammography in patients with dense breasts.  The clinical trial is part of our effort to seek FDA Premarket Approval (PMA) of the system.

In November 2007, we announced that we had secured our 10th U.S. clinical site to participate in our CTLM® clinical trials.  See Item 5.  Other Information – “Regulatory and Clinical Status”.

In December 2007, we announced that Tim Hansen would retire as Chief Executive Officer (“CEO”) and Director effective January 1, 2008.  Mr. Hansen was appointed our CEO and Director by the Board of Directors in July 2004.  He has agreed to a limited term consulting agreement to aid in our transition process.  Until such time as a new CEO is appointed, the Board of Directors formed an Executive Committee comprised of Allan Schwartz, Executive Vice President & CFO, Deborah O’Brien, Senior Vice President, Co-Chairman Patrick Gorman and Co-Chairman Jay Bendis to manage the Company.  On December 28, 2007, we filed a Current Report on Form 8-K.

In January 2008, we announced that we exhibited CTLM® clinical images at Arab Health 2008 in Dubai, United Arab Emirates, from January 28-31.  CTLM® technology was featured during the Molecular Imaging Conference, one of 17 conferences on specialized areas featured at Arab Health.  Professor Eric Milne detailed the principles of imaging the breast with CTLM® in his presentation, “Optical Imaging: Computed Tomographic Laser Mammography of the Breast.”  A second presentation was made by Professor Paolo Belli from Catholic University in Rome, Italy titled, “Clinical Experience with Computed Tomography Laser Mammography Breast Scanning System.”  More than 50,000 medical professionals were expected to attend Arab Health, the world’s largest multi-track healthcare Congress.

Annual Meeting

The Board of Directors of IDSI postponed our annual meeting which had been tentatively set for November 7, 2007.  On November 7th the Board set a new annual meeting date for May 14, 2008 at 9:00 AM local time to be held at our corporate offices in Plantation, Florida.  We will be implementing the new SEC Notice & Access or “e-proxy” rule which became effective on July 1, 2007 for shareholder meetings on or after August 10, 2007.  This new rule allows us to mail a Notice to our shareholders instead of the traditional proxy package.  The Notice will provide instructions for accessing a website to view the materials and vote their shares.  The shareholders have an option to elect to receive the same hard-copy mailings as they previously received.  We are adopting this new rule to reduce our costs associated with the annual meeting process.

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

On August 30, 2006 we announced an exclusive license agreement under which Bioscan, Inc. would integrate LILA technology into their animal imaging portfolio.  Under the agreement we would transfer technology to Bioscan by December 2006 upon receipt of a $250,000 technology transfer fee.  The agreement also provides for royalties on any future sales of LILA products. We have received full payment of the technology transfer fee, and Bioscan commenced the project during the second quarter ending December 31, 2007.  On May 9, 2007 we announced that a new patent for our optical CT scanner for small laboratory animals was issued on May 1, 2007 as U.S. Patent 7,212,848.  This second patent adds the concept of a second laser which will provide a geographic reference for the fluorescence image.  Our first patent covered the basic CT fluorescent imaging of small laboratory animals.

International Patents Update

In November 2007, we announced the issuance of Chinese patent ZL 99 8 16608.1, issued July 11, 2007, entitled “Laser Imaging Apparatus using Biochemical Markers that Bind to Cancer Cells.”  The patent is granted for a period 20 years from date of filing, until April 1, 2019.  This patent, equivalent to US patent 5,952,664, protects the concept of imaging and activating a photodynamic therapy agent in an optical CT scanner.  “We are very pleased to have been issued this patent in China and to extend our protection in another important market,” stated Tim Hansen, CEO. “With this patent comes additional hope that breast cancer may someday be imaged and treated with light-activated compounds. Our current proprietary CT Laser Mammography System (CTLM®) is uniquely capable in these applications.”

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

From July 2000 until August 2007, when we entered into an agreement for the sale/lease-back of our headquarters facility, Charlton Avenue LLC (“Charlton”) provided all of our necessary funding through the private placement sale of convertible preferred stock with a 9% dividend and common stock through various private equity credit agreements. See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back”  We initially sold Charlton 400 shares of our Series K convertible preferred stock for $4 million and subsequently issued an additional 95 Series K shares to Charlton for $950,000 on November 7, 2000.  We paid Spinneret Financial Systems Ltd. (“Spinneret”), an independent financial consulting firm unaffiliated with the Company and, according to Spinneret and Charlton, unaffiliated with Charlton, $200,000 as a consulting fee for the first tranche of Series K shares and five Series K shares as a consulting fee for the second tranche.  The total of $4,950,000 was designed to serve as bridge financing pending draws on the Charlton private equity line provided through the various private equity credit agreements described in the following paragraphs.

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

The Fifth Private Equity Credit Agreement

On March 21, 2006, we and Charlton entered into a new “Fifth Private Equity Credit Agreement” which has replaced our prior Fourth Private Equity Credit Agreement.  The terms of the Fifth Private Equity Credit Agreement are similar to the terms of the prior Fourth Private Equity Credit Agreement.  The new credit line’s terms are (i) The put option price is 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche (the “Valuation Period”), (ii) the commitment period is two years from the effective date of a registration statement covering the Fifth Private Equity Credit Agreement shares, (iii) the maximum commitment is $15,000,000, (iv) the minimum amount we must draw through the end of the commitment period is $1,000,000,  (v)  the minimum stock price, also known as the floor price is computed as follows:  In the event that, during a Valuation Period, the Bid Price on any Trading Day falls more than 18% below the closing trade price on the trading day immediately prior to the date of the Company’s Put Notice (a “Low Bid Price”), for each such Trading Day the parties shall have no right and shall be under no obligation to purchase and sell one tenth of the Investment Amount specified in the Put Notice, and the Investment Amount shall accordingly be deemed reduced by such amount.  In the event that during a Valuation Period there exists a Low Bid Price for any three Trading Days—not necessarily consecutive—then the balance of each party’s right and obligation to purchase and sell the Investment Amount under such Put Notice shall terminate on such third Trading Day (“Termination Day”), and the Investment Amount shall be adjusted to include only one-tenth of the initial Investment Amount for each Trading Day during the Valuation Period prior to the Termination Day that the Bid Price equals or exceeds the Low Bid Price and (vi) there are no fees associated with the Fifth Private Equity Credit Agreement.  The conditions to our ability to draw under this private equity line, as described above, may materially limit the draws available to us.  We are currently negotiating a new Sixth Private Equity Agreement with Charlton to replace our Fifth Private Equity Credit Agreement which expires on March 21, 2008.  There can be no assurance that we will be successful in obtaining this new private equity agreement.

We have made sales under the Fifth Private Equity Credit Agreement from time to time in order to raise working capital on an “as needed” basis.  Beginning in August 2007, we used and will use the proceeds from the sale of our building for continuing operations and then utilize our Fifth Private Equity Credit Agreement to raise any additional funds required to continue operations.  As of the date of this report, under the Fifth Private Equity Credit Agreement we have drawn down $5,967,717 and issued 82,705,772 shares of common stock and have an available balance to draw of $9,032,283.

As of the date of this report, since January 2001, we have drawn an aggregate of $40,672,258 in gross proceeds from our equity credit lines with Charlton and have issued 198,676,012 shares as a result of those draws.

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

10.80	Consulting Agreement between Imaging Diagnostic Systems, Inc. and Tim Hansen dated as of January 1, 2008. Incorporated by reference to our Form 8-K filed on December 27, 2007.
31.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 8, 2008		Imaging Diagnostic Systems, Inc.

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President, Chief Financial Officer, and Member of the Executive Committee
(PRINCIPAL EXECUTIVE OFFICER)
(PRINCIPAL ACCOUNTING OFFICER)