Form 10-Q
period 2008-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2008-05-12
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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
☐ Large accelerated filer	☒ Accelerated filer	☐ Non Accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐   No  ☒

The number of shares outstanding of each of the issuer’s classes of equity as of March 31, 2008: 319,264,685 shares of common stock, no par value.  As of March 31, 2008, the issuer had no shares of preferred stock outstanding.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheet

Assets

	March 31, 2008	June 30, 2007
Current assets:	Unaudited	*
Cash	$771,633	$477,812
Accounts receivable, net of allowances for doubtful accounts
of $34,097 and $40,000, respectively	168,153	119,866
Loans receivable	57,357	63,602
Inventories, net of reserve of $408,000 and $108,000, respectively	1,156,075	1,363,156
Prepaid expenses	9,514	36,784

Total current assets	2,162,732	2,061,220

Property and equipment, net	211,683	2,030,795
Intangible assets, net	247,779	273,412

Total assets	$2,622,194	$4,365,427

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$740,127	$585,991
Customer deposits	106,114	88,114
Short term debt	-	250,000

Total current liabilities	846,241	924,105

Long-Term liabilities:
Deferred Rent Liability	13,935	-
Deferred Gain - Sale of Building	1,040,000	-

Total Long-Term liabilities	1,053,935	-

Total liabilities	1,900,176	924,105

Stockholders equity:
Common Stock	99,419,479	99,120,731
Additional paid-in capital	2,788,367	2,661,650
Deficit accumulated during development stage	(101,485,828)	(98,341,059)

Total stockholders' equity	722,018	3,441,322

Total liabilities and stockholders' equity	$2,622,194	$4,365,427

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statement of Operations

	Nine Months Ended		Three Months Ended		Since Inception
	March 31,		March 31,		Dec. 10, 2003 to
	2008	2007	2008	2007	Mar. 31, 2008
Net Sales	$39,647	$48,771	$2,695	$25,236	$2,072,875
Cost of Sales	20,944	13,620	2,695	6,526	885,559

Gross Profit	18,703	35,151	-	18,710	1,187,316

Operating Expenses:
General and administrative	2,113,325	2,309,329	639,843	722,823	52,079,070
Research and development	1,524,290	1,595,740	597,418	541,216	19,911,322
Sales and marketing	880,954	1,065,155	235,461	304,148	7,970,672
Inventory valuation adjustments	107,379	68,506	63,855	18,935	4,519,389
Depreciation and amortization	142,305	131,647	47,486	44,039	2,915,378
Amortization of deferred compensation	-	-	-	-	4,064,250

	4,768,253	5,170,377	1,584,063	1,631,161	91,460,081

Operating Loss	(4,749,550)	(5,135,226)	(1,584,063)	(1,612,451)	(90,272,765)

Gain on sale of fixed assets	1,609,525	-	1,609,525	-	1,612,671
Interest income	12,725	9,397	6,021	2,710	307,113
Other income	75,406	250,000	75,406	180,000	756,869
Other income - LILA Inventory	(69,127)	-	(69,127)	-	(69,127)
Interest expense	(23,748)	(279,142)	-	(126,635)	(6,972,829)

Net Loss	(3,144,769)	(5,154,971)	37,762	(1,556,376)	(94,638,068)

Dividends on cumulative Preferred stock:
From discount at issuance	-	-	-	-	(5,402,713)
Earned	-	-	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(3,144,769)	$(5,154,971)	$37,762	$(1,556,376)	$(101,485,828)

Net Loss per common share:
Basic and Diluted:
Net loss per common share	$(0.01)	$(0.02)	$0.00	$(0.01)	$(0.86)

Weighted average number
of common shares	318,026,250	262,098,965	319,185,450	279,782,438	117,616,935

The accompanying notes are an intergral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statement of Cash Flows

	Nine Months		Since Inception
	Ended March 31,		Dec. 10, 2003 to
	2008	2007	Mar. 31, 2008
Cash flows from operations:
Net loss	$(3,144,769)	$(5,154,971)	$(94,638,068)
Changes in assets and liabilities	(980,747)	1,122,707	27,281,047
Net cash used in operations	(4,125,516)	(4,032,264)	(67,357,021)

Cash flows from investing activities:
Proceeds from sale of property & equipment	4,400,027	-	4,429,988
Capital expenditures	(5,690)	(16,500)	(7,271,441)
Net cash provided by investing activities	4,394,337	(16,500)	(2,841,453)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Other financing activities - NET	(250,000)	-	5,835,029
Proceeds from issuance of preferred stock	-	-	18,039,500
Net proceeds from issuance of common stock	275,000	3,180,000	47,145,867

Net cash provided by financing activities	25,000	3,180,000	70,970,107

Net increase (decrease) in cash	293,821	(868,764)	771,633

Cash, beginning of period	477,812	1,467,687	-

Cash, end of period	$771,633	$598,923	$771,633

The accompanying notes are an intergral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three and nine month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2008.  These condensed financial statements have been prepared in accordance with Financial Accounting Standards No. 7 (FAS 7), Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on September 13, 2007.

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

In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations, which would materially impact our ability to continue as a going concern.  Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for capital requirements to date.  We have relied on raising additional capital through our Fifth Private Equity Credit Agreement, which expired on March 21, 2008 and through the sale/lease-back of our headquarters facility, which yielded gross proceeds of $4.4 million between August 2007 and March 2008.  We plan to raise additional capital through our new Sixth Private Equity Credit Agreement dated April 21, 2008 or other sources of financing. In the event we are unable to draw from this new private equity line, alternative financing will be required to continue operations, and there is no assurance that we will be able to obtain alternative financing on commercially reasonable terms.  There is no assurance that, if and when Food and Drug Administration (“FDA”) marketing clearance is obtained, the CTLM® will achieve market acceptance or that we will achieve a profitable level of operations.

We currently manufacture and sell our sole product, the CTLM® - Computed Tomography Laser Mammography.  We are appointing distributors and installing collaboration systems as part of our global commercialization program.  We have sold 13 systems as of March 31, 2008; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  We are attempting to create increased product awareness as a foundation for developing markets through an international distributor network.  We may be able to exit FAS 7 Development Stage Enterprise reporting upon two successive quarters of sufficient revenues such that we would not have to utilize other funding to meet our quarterly operating expenses.

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	March 31, 2008	June 30, 2007
	Unaudited
Raw materials consisting of purchased parts, components and supplies	$639,142	$848,254
Work-in-process including units undergoing final inspection and testing	76,584	44,058
Finished goods	848,349	878,844

Sub-Total Inventories	1,564,075	1,771,156

Less Inventory Reserve	(408,000)	(408,000)

Total Inventory - Net	$1,156,075	$1,363,156

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

We have reviewed recent FASB pronouncements Statement No. 141R, regarding business combinations; Statement No. 160, regarding non-controlling interests in Consolidated Financial Statements; and Statement No. 161, regarding disclosures about derivative instruments and hedging activities and have determined that they are not applicable.

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

For purposes of the following disclosures the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended March 31, 2008: no dividend yield; expected volatility of 76.89%; risk-free interest rate of 5%; and an expected eight-year term for options granted.  For the quarter ending March 31, 2008, the net income and earnings per share reflect the actual deduction for option expense as a non-cash compensation expense.

Stock-based compensation expense recorded during the three months ended March 31, 2008, was $20,616 compared to $111,865 from the corresponding period in fiscal 2007.  In connection with the Sale/Lease-Back of our commercial building, we recorded $3,266 as non-qualified stock option expense for the three months ended March 31, 2008.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back”.

The weighted average fair value per option at the date of grant for the three months ended March 31, 2008 and 2007, using the Black-Scholes Option-Pricing Model was $.0502 and $.0887, respectively.  The weighted average fair value per option at the date of grant for the nine months ended March 31, 2008 and 2007, using the Black-Scholes Option-Pricing Model was $.0426 and $.0925, respectively.  Assumptions were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Expected Volatility(1)	76.89%	73.31%	62.04%	72.34%
Risk Free Interest Rate(2)	5%	5%	5%	5%
Expected Term(3)	8 yrs	8 yrs	8 yrs	8 yrs

(1)  We calculate expected volatility through a mathematical formula using the last day of the week’s closing stock price for the previous 61 weeks prior to the option grant date.  The expected volatility for the three and nine months ending March 31, 2008 and 2007 in the table above are weighted average calculations.

(2)  If a significant increase or decrease occurs in the zero coupon rate of the U.S Treasury Bond, a new rate will be set.  The increase in the risk-free interest rate will increase compensation expense.

(3)  Our expected term assumption of eight years was based upon the guidance provided by SEC Staff Accounting Bulletin 107 enabling us to use the simplified method for “plain vanilla” options for this calculation.  This provision may be used for grants made on or before December 31, 2007.  On December 21, 2007 further guidance was provided by SEC Staff Accounting Bulletin 110 stating that the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.

NOTE 7 - COMMON STOCK ISSUANCES – PRIVATE EQUITY CREDIT AGREEMENT

During the third quarter ending March 31, 2008, we did not make any draws on our Fifth Private Equity Credit Agreement with Charlton Avenue LLC (Charlton).  For the three months ended March 31, 2008, we did not record any deemed interest expense.  See Item 5.  Other Information – “Financing/Equity Line of Credit”  Subsequent to the end of the third quarter, no shares of common stock were sold to Charlton through the date of this report.

NOTE 8 –SALE/LEASE-BACK OF BUILDING

During the third quarter ending March 31, 2008, we received $1,650,027 in cash pursuant to a Sale/Lease-back Agreement with Superfun B.V., with respect to our commercial building.  In our Form 10-Q for the first quarter ending September 30, 2007, we disclosed that we had received advanced payments totaling $2.2 million and had placed the deed to our property in escrow.  In our Form 10-Q for the second quarter ending December 31, 2007, we disclosed that we had received advanced payments totaling $550,000.  We recorded these advanced payments received as a current liability on the Balance Sheet which was to be carried until we received the full payment of $4.4 million.  At that time we would convey title to our property and execute the five year lease.

On March 31, 2008, we closed the sale of our commercial building for $4.4 million to Bright Investments LLC (“Bright”), an unaffiliated third-party and a sister company to Superfun B.V.  Pursuant to FAS-98, we recorded the sale, removed the sold property and its related liabilities from the Balance Sheet and deferred the gain over the five year term of the operating lease in accordance with the provisions of FAS-13 amended by FAS-28.  We computed the amount of gain on the sale portion of the sale/lease-back in accordance with the provisions of FAS-66.  In this regard, we recorded a gain of $1,609,525 and recorded a deferred gain of $1,040,000, which is the present value of the lease payments over the five year term of the lease.  We will amortize the deferred gain in proportion to the gross rental charged to expense over the lease term.  The lease provided a six-month rent holiday with rent payments commencing on September 14, 2008.  To account for the rent holiday, we recorded $13,935 for Rent Expense and accrued that amount as a deferred rent liability.  From April 1st to September 14th, we will continue to record rent expense of $24,000 per month and accrue that amount as a deferred rent liability. The $144,000 deferred rent liability will be amortized on a straight-line basis over the lease term.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back.

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

As of the date of this report we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through March 31, 2008 of $101,485,828 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA Pre-Market Approval (“PMA”) process, and the costs associated with advanced product development activities.  There can be no assurances that we will obtain the PMA, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

RESULTS OF OPERATIONS

SALES AND COST OF SALES

We are continuing to develop our international markets through our global commercialization program.  In the quarter ended March 31, 2008, we recorded revenues of $2,695 representing a decrease of $22,541 or 89% from $25,236 during the quarter ended March 31, 2007.  The Cost of Sales during the quarter ended March 31, 2008, was $2,695 representing a decrease of $3,831 or 59% from $6,526 during the quarter ended March 31, 2007.  No new CTLM® Systems were sold in the quarter ended March 31, 2008.  See Item 5.  Other Information – “Other Recent Events”

Revenues for the nine months ended March 31, 2008, were $39,647 representing a decrease of $9,124 or 19% from $48,771 in the corresponding period in 2007.  The Cost of Sales during the nine months ended March 31, 2008, was $20,944 representing an increase of $7,324 or 54% from $13,620 in the corresponding period in 2007.

Other Income for the three and nine months ended March 31, 2008, was $75,406 and $75,406, respectively, representing the sale of the LILA Inventory, use of our facilities and consulting with our engineers pursuant to the Bioscan Agreement (See Item 5, Other Information, “Laser Imager for Lab Animals”).

We recognized the proceeds of $4,400,027 from the sale of our building in the three months ending March 31, 2008.  We recorded a gain on the sale of the asset of $1,609,525 and recorded a deferred gain of $1,040,000.  See “Note 8 - Sale/Lease-Back of Building”

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the three months and nine months ended March 31, 2008, were $639,843 and $2,113,325, respectively, representing decreases of $82,980 or 11% and $196,004 or 8%, from $722,823 and $2,309,329 in the corresponding periods in 2007.  Of the $639,843, compensation and related benefits comprised $384,320 (60%), compared to $547,799 (76%), during the three months ended March 31, 2007.  Of the $384,320 and $547,799, compensation and related benefits, $18,500 (5%) and $95,436 (17%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $2,113,325, compensation and related benefits comprised $1,329,884 (63%), compared to $1,566,100 (68%), during the nine months ended March 31, 2007.  Of the $1,329,884 and $1,566,100 compensation and related benefits, $103,546 (8%) and $263,536 (17%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $82,980 is a net result.  The significant decreases were $163,479 in compensation and related benefits as a result of the retirement Tim Hansen, our CEO, who retired on January 1st, combined with a reduced amount of stock option expense during the current quarter.  The decreases were partially offset by increases of $30,000 in consulting expense for Tim Hansen; $21,795 in Board Meeting expenses; $13,595 in accrued rent expense; and $6,201 in Director and Officer Liability Insurance.

The nine-month decrease of $196,004 is a net result.  The significant decreases were $236,216 in compensation and related benefits as a result of the retirement Tim Hansen, our CEO, who retired on January 1st, combined with a reduced amount of stock option expense during the period; $75,229 in proxy service expenses as a result of not having our annual meeting in the period; $19,438 in office supplies and computer equipment; and $8,332 in accounting fees.  The decreases were partially offset by increases of $50,592 primarily consisting of consulting expense for Tim Hansen and recruiting fees; $31,037 in Board Meeting expenses; $29,890 in Director and Officer Liability Insurance; $20,262 in maintenance and repairs of our current building; and $16,418 in legal expenses involving Corporate and Securities matters.

We do not expect a material increase in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

RESEARCH AND DEVELOPMENT

Research and development expenses during the three and nine months ended March 31, 2008, were $597,418 and $1,524,290, respectively, representing an increase of $56,202 or 10% and a decrease of $71,450 or 4%, from $541,216 and $1,595,740 in the corresponding periods in 2007.  Of the $597,418, compensation and related benefits comprised $251,459 (42%), compared to $380,848 (70%) during the three months ended March 31, 2007.  Of the $251,459 and $380,848 compensation and related benefits, $1,340 (1%) and $9,943 (3%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $1,524,290, compensation and related benefits comprised $812,064 (53%), compared to $1,124,050 (70%) during the nine months ended March 31, 2007.  Of the $812,064 and $1,124,050 compensation and related benefits, $11,047 (1%) and $30,729 (3%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month increase of $56,202 is a net result.  The significant decreases were $129,389 in compensation and related benefits as a result of a reduction in staff; and $11,797 in legal patent expenses as a result of a reduced number of new patent filings.  The decreases were partially offset by increases of $143,085 in consulting expenses primarily associated with the monitoring of our PMA; $36,012 in legal fees associated with a customs matter; and $7,326 in clinical expenses due to the variable costs associated with our PMA clinical trials.

The nine-month decrease of $71,450 is a net result.  The significant decreases were $311,986 in compensation and related benefits as a result of a reduction in staff; $65,607 in legal patent expenses as a result of a reduced number of new patent filings; $16,019 in clinical expenses due to the variable costs associated with our PMA clinical trials; and $11,455 in freight charges associated with shipping international research systems in the prior period.  The decreases were partially offset by increases of $237,098 in consulting expenses primarily associated with the monitoring and data management of our PMA and various consultants involved with design engineering, software engineering and research by our consulting radiologist; $44,375 in legal fees associated with a customs matter; $28,064 in travel expenses; and $31,745 in research and development expenses due to the costs associated with our research collaboration with Florida International University.

We expect a significant increase in research and development expenses in fiscal 2008 due to the cost of conducting our PMA clinical trials in the United States.  We also expect consulting expenses and professional fees to increase due to PMA activities.  See Item 5. Other Information - “Recent Developments, Regulatory Matters”.

SALES AND MARKETING

Sales and marketing expenses during the three and nine months ended March 31, 2008, were $235,461 and $880,954, respectfully, representing decreases of $68,687 or 23% and $184,201 or 17%, from $304,148 and $1,065,155 in the corresponding periods in 2007.  Of the $235,461, compensation and related benefits comprised $48,504 (21%), compared to $105,167 (35%) during the three months ended March 31, 2007.  Of the $48,504 and $105,167 compensation and related benefits, $775 (2%) and $6,487 (6%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $880,954, compensation and related benefits comprised $142,484 (16%), compared to $312,197 (29%) during the nine months ended March 31, 2007.  Of the $142,484 and $312,197 compensation and related benefits, $2,327 (2%) and $19,460 (6%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $68,687 is a net result.  The significant decreases were $56,663 in compensation and related benefits partially due to converting a marketing employee to a marketing consultant and a reduction in marketing support staff; and $31,752 in travel expenses for sales calls, installation, training and service.  The decreases were partially offset by increases of $14,130 for our representative office in Beijing, China; $11,786 in marketing related consulting expenses; and $7,247 in advertising and promotion.

The nine-month decrease of $184,201 is a net result.  The significant decreases were $167,713 in compensation and related benefits partially due to converting a marketing employee to a marketing consultant and a reduction in marketing support staff; $52,831 in trade show expenses as a result of decreasing the size of our booth at the RSNA 2007 show; and $29,869 in representative office expense as a result of not incurring one-time start-up costs associated with last year’s opening of our representative office in Beijing, China.  The decreases were partially offset by increases of $4,999 in parts for upgrading CTLM® systems already sold; $28,425 in marketing related consulting expenses; and $53,430 in freight charges as a result of transportation charges, customs fees, duties and taxes associated with CTLM® systems we shipped internationally.

We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.

AGGREGATED OPERATING EXPENSES

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the three months ended March 31, 2008 and 2007, which were $1,584,063 and $1,631,161 respectively, we had a decrease of $47,098 or 3%.

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the nine months ended March 31, 2008 and 2007, which were $4,768,253 and $5,170,377 respectively, we had a decrease of $402,124 or 8%.

The decrease of $47,098 in the three-month comparative period was primarily due to decreases of $82,980 in general and administrative expenses; and $68,687 in sales and marketing expenses, which were offset by increases of $56,202 in research and development expenses and $44,920 in inventory valuation adjustments.

The decrease of $402,124 in the nine-month comparative period was primarily due to decreases of $196,004 in general and administrative expenses; $71,450 in research and development expenses; and $184,201 in sales and marketing expenses.

We expect a significant increase in research and development expenses throughout the balance of fiscal 2008 due to the cost of conducting PMA clinical trials in the United States.  We also expect consulting expenses and professional fees to increase due to PMA activities and sales/marketing efforts, which we intend to conduct in a cost-efficient manner.

Inventory valuation adjustments during the three and nine months ended March 31, 2008, were $63,855 and $107,379, respectively, representing increases of $44,920 or 237% and $38,873 or 57%, from the corresponding periods in 2007.  The increases are due to the amount in write-downs of systems that have lost value to due usage as demonstrators on consignment.

Compensation and related benefits during the three and nine months ended March 31, 2008, were $684,284 and $2,284,432, respectively, representing a decrease of $349,530 or 34% and $717,915 or 24% from $1,033,814 and $3,002,347, respectively, during the three and nine months ended March 31, 2007.  Of the $684,284 and $2,284,432 compensation and related benefits, $20,616 (3%) and $116,920 (5%), respectively, were due to non-cash compensation associated with expensing stock options, which was a decrease of $91,249 or 82% and $196,805 or 63% from $111,865 and $313,725 during the three and nine months ended March 31, 2007.

Interest expense during the three and nine months ended March 31, 2008, was $0 and $23,748, respectively, representing decreases of $126,635 or 100% and $255,394 or 91% from the corresponding periods in 2007.  The interest expense is primarily comprised of the imputed interest associated with our equity credit line with Charlton Avenue, LLC (“Charlton”) as per the terms and conditions of our private equity credit agreement.  Our utilization of the credit line decreased significantly as we used the proceeds from the sale/lease-back of our building for current operations, which resulted in a reduction of interest expense for the current year periods.  See Item 5.  Other Information – “Financing/Equity Line of Credit”.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $771,633 as of March 31, 2008.  This is an increase of $293,821 from $477,812 as of June 30, 2007.  During the quarter ending March 31, 2008, we did not make any draws from our Fifth Private Equity Credit Agreement with Charlton and relied exclusively on the proceeds from the sale/lease-back of our building for current operations.  See – “Financing/Equity Line of Credit.”

We do not expect to generate a positive internal cash flow for at least the next 12 months due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA PMA process, the costs associated with product development activities and the time required for homologations from certain countries.

Property and equipment was valued at $211,683 net as of March 31, 2008.  The overall decrease of $1,819,112 from June 30, 2007 is due primarily to selling our building during the period.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back”.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions, with loans from unaffiliated third parties, and most recently, through a sale/lease-back transaction involving our headquarters facility.  Net cash used for operating and product development expenses during the nine months ending March 31, 2008, was $4,125,516, primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities.  On June 27, 2007, we borrowed the sum of $250,000 from Charlton Avenue LLC, and we repaid the loan plus a $20,000 premium on August 2, 2007.  At March 31, 2008, we had working capital of $1,316,491 compared to working capital of $2,042,187 at March 31, 2007, and $1,137,115 at June 30, 2007.

During the third quarter ending March 31, 2008, we did not raise any money through the sale of shares of common stock to Charlton.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  On April 21, 2008, we replaced our Fifth Private Equity Credit Agreement, which expired on March 21, 2008, with a new Sixth Private Equity Agreement with Charlton.  On May 7, 2008, we filed an S-1 Registration Statement to provide a shelf registration for 50,000,000 common shares for use with the Sixth Private Equity Credit Agreement.  We will use the remaining proceeds from the sale of our building for continuing operations and then use our new Sixth Private Equity Credit Agreement with Charlton and/or alternative financing facilities to raise the additional funds required to continue operations.  In the event that we are unable or elect not to utilize the Sixth Private Equity Credit Agreement or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Charlton or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the nine months ending March 31, 2008, were $5,690 as compared to $16,500 for the nine months ending March 31, 2007.  These expenditures were a direct result of purchases of computer and miscellaneous equipment.  We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2008 will be approximately $7,500.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of March 31, 2008.  Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs.  Our future capital requirements will depend on many factors, including the following:

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

We do not expect to generate a positive internal cash flow for at least 12 months as substantial costs and expenses continue due principally to the international commercialization of the CTLM®, activities related to our FDA PMA process, and advanced product development activities.  We intend to use the proceeds of the sale/lease-back of our building, and draws from our Sixth Private Equity Credit Agreement and any successor private equity agreements with Charlton and/or alternative financing facilities as our sources of working capital.  There can be no assurance that the equity credit financing will continue to be available on acceptable terms.  We plan to continue our policy of investing excess funds, if any, in a High Performance Money Market savings account at Wachovia Bank N.A.

SALE/LEASE-BACK

On September 13, 2007, we entered into an agreement to sell for $4.4 million and lease-back our commercial building at 6531 NW 18th Court, Plantation, Florida.  The Agreement was made with an unaffiliated third party, Superfun B.V., a Netherlands corporation (“Purchaser”).  This transaction was a result of a proposal we submitted on July 26, 2007, offering to sell the property for $4.4 million cash in a sale/lease-back transaction, which was accepted on July 31, 2007.  In connection with the proposed transaction, we received an initial deposit of $1.1 million on August 2, 2007.  We further agreed to grant the Purchaser a two-year option to purchase 3,000,000 shares of IDSI’s common stock at an exercise price equal to the market price on the date of the initial deposit.  The closing market price of IDSI’s stock on August 2, 2007, was $.035.  The sale agreement required additional payments of $1.1 million each on September 24, 2007, November 8, 2007, and December 23, 2007, with the closing to occur upon receipt of the final payment.  As of the date of this report we have received payment in full of $4,400,027 for this transaction.

On March 31, 2008, we closed the sale of our commercial building for $4.4 million to Bright Investments LLC (“Bright”), an unaffiliated third-party and a sister company to Superfun B.V., and executed the lease.  The term of the triple net lease is five years with the first monthly rent payment due six months from the commencement date of the lease.  The monthly rent for the base year is $24,000 plus applicable sales tax.  During the term and any renewal term of the lease, the minimum annual rent shall be increased each year.  Commencing with the first day of the second lease year and on each lease year anniversary thereafter, the minimum annual rent shall be cumulatively increased by $24,000 per each lease year or $2,000 per month plus applicable sales tax.  Either party may cancel the lease without penalty or fault upon 180 days prior notice given to the other party.  On April 29, 2008, we gave to Bright six months prior written notice of termination of our lease.  We believe that we will be able to lease an adequate replacement facility on substantially more favorable terms; however, there can be no assurance that we will be successful in this effort.

Issuance of Stock for Services/Dilutive Impact to Shareholders
We have issued through 2003 and may in the future issue stock for services performed and to be performed by consultants.  The issuance of large amounts of common stock for services rendered or to be rendered and the subsequent sale of such shares may depress the price of the common stock and dilute existing shareholders.  No shares have been issued for services from February 21, 2003, to the date of this report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of the date of this report, we believe that we do not have any material quantitative and qualitative market risks.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

On January 1, 2008 our Chief Executive Officer retired and his duties were assumed by an Executive Committee appointed by the Board of Directors.  Until such time as a new CEO was appointed, the Executive Committee was comprised of Allan Schwartz, Executive Vice President & CFO, Deborah O’Brien, Senior Vice President, Co-Chairman Patrick Gorman and Co-Chairman Jay Bendis and was responsible to implement our policy of disclosure controls and procedures.  On April 16, 2008, we received and accepted the resignations of our three outside directors:  Jay Bendis; Patrick Gorman; and Sherman Lazrus.  These resignations were tendered to comply with a request by outside funding sources as a condition to such funding.  Linda B. Grable, a co-founder of IDSI and its former Chairman of the Board and CEO who retired in April 2004, agreed to come out of retirement to serve as our Chairman of the Board and Interim CEO.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.          Legal Proceedings.

In April 2008, we were served with a lawsuit filed against us in Venice, Italy, by Gio Marco S.p.A. and Gio IDH S.p.A., related Italian companies which, between them, had purchased three CTLM® systems in 2005.  One system was purchased directly from us, and the other two were purchased from our former Italian distributor and an affiliate of the distributor.

The plaintiffs allege that they purchased the CTLM® systems for experimental purposes based on alleged oral assurances by our sales representative to the effect that we would promptly receive PMA approval for the CTLM® and that we would give them exclusive distribution rights in Italy.  The plaintiffs are seeking to recover a total of €628,595, representing the aggregate purchase price of the systems plus related expenses.

Based on our preliminary investigation of this matter, we believe that this claim is completely without merit, and we intend to vigorously defend the case.  Our response to the lawsuit is due in November 2008.

Item 1A.         Risk Factors.

Our Annual Report on Form 10-K for the year ended June 30, 2007, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing IDSI.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  During the third quarter ended March 31, 2008, there were no material changes in risk factors as previously disclosed in our Form 10-K filed on September 13, 2007.

Item 2.      Uregistered Sales of Equity Securities and Use of Proceeds.

See Item 5. Other Information –“Financing/Equity Line of Credit”.

Item 3.      Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security-Holders.

None

Item 5.     Other Information.

CTLM® Development History, Regulatory and Clinical Status

Since inception, the entire mission of IDSI was to further develop and refine the CT Laser Mammography system which was invented in 1989 by our late co-founder, Richard J. Grable.  The 1994 prototype was built on a platform using then state-of-the-art computer processors which were slow and lasers which were very sensitive to temperature changes and required frequent calibration and servicing.

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

We received FDA approval to begin our non-pivotal clinical study in February 1999.  The first CTLM® was installed at Nassau County (NY) Medical Center in July 1999 and a second CTLM® was installed at the University of Virginia Health System.  We submitted the non-pivotal clinical data to the FDA in May 2001.  In spite of our efforts to control operating temperatures with thermal cooling cabinets for the lasers and voltage stabilizers to control power, our engineering team led by Mr. Grable decided that they would re-design the CTLM® system into a compact, robust system using surface-mount technology for the electronics and a solid state diode laser that did not require a separate chiller to control its operating temperature. It was a case where technology had to catch up with the invention.  Unfortunately, Mr. Grable passed away unexpectedly in 2001.   It took several years to re-design and test but our efforts were successful and we began to collect the clinical data necessary to file the PMA application. The application was filed in April 2003.

 In August 2003, we received a letter from the FDA citing some deficiencies in the PMA application.  Initially we planned on submitting an amendment to make the PMA approvable and received an extension of time in March 2004 to respond with the amendment. In October 2004, we made a decision to withdraw our current PMA application and resubmit the entire package in a simpler and more clinically and technically robust filing.  The new PMA application would contain a rephrased intended use statement better supported by our data, the inclusion of new clinical cases to improve the biometrics, and with a new clinical protocol to fully support the adjunctive use of CTLM® in clinical mammography settings.

In November 2004, we received a letter from the FDA stating that it had determined that the CTLM® proposed clinical investigation was a non-significant risk (NSR) device study. We believed this new classification would be helpful in securing new research and development collaborative agreements.

In January 2005 we determined that the clinical study we intended to submit to the FDA did not, in our opinion, adequately reflect the capabilities of CTLM® as an adjunctive mammography tool.  The clinical cases were collected on CTLM® systems dating back to 2001.  Since that time we had developed significant improvements in the scanning subsystems, image reconstruction and image display software.  We had also improved quality assurance routines to ensure better operator and physician training, and improved image quality control.  We therefore announced our intention to collect data using our latest systems because we believed the results would yield a stronger study to support our PMA application.  Consequently, we decided to install updated CTLM® systems in the U.S. which extended the time to actual PMA submission from what we were earlier anticipating, but we believed this approach would better support the application.

We reported in our Prospectus dated December 27, 2005 that we experienced further delays because of difficulties in designing a revised clinical protocol and in enlisting hospitals and imaging centers to participate in acquiring new clinical cases.  In spite of the delays we experienced in obtaining the necessary approvals from the hospitals and their respective Institutional Review Boards (“IRB”), we made good progress in advancing PMA activities. We further reported on March 23, 2006 that changes would be incorporated to bring the CTLM® system to its most current design level.  Those changes were made and do, we believe, improve the device’s image quality and reliability.  Upgraded CTLM® systems were installed at our U.S. clinical sites and data collection is proceeding in accordance with our clinical protocol.  We are continuing to research and develop CTLM® technologies to advance the state-of-art of this new imaging modality.  As of April 2008, 10 clinical sites are participating in the clinical trials and we are on schedule to complete the data collection and submit the PMA application in its entirety.

The development chronology stated above details how complicated the process is to develop a brand new medical imaging technology.  We believe that we have a strong patent portfolio and are the world leader in optical tomography.  We have received marketing approval in China and Canada, the CE Mark for the European Union, ISO 9001:2000 registration, ISO 13485:2003 registration, UL Electrical Test Certificate, and Product registrations in Brazil and Argentina. Worldwide our end users have completed more than 13,000 patient scans and we have sold 13 CTLM® systems.  Our decision to fund the Company through the sale of equity has enabled us to reach this important milestone.  We plan on using the proceeds of our exercise of put options under the Sixth Private Equity Credit Agreement to finance some or all of our funding needs through completion and filing of the PMA application. Additional financing may be required before and after the filing of the PMA application.

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
3)	Catholic University Hospital, Rome, Italy
4)	Friendship Hospital, Beijing, Peoples Republic of China
5)	Tianjin Medical University’s Cancer Institute and Hospital, Tianjin, China

We are in discussions with other hospitals and clinics wishing to participate in our clinical collaboration program. We have been commercializing the CTLM® in many global markets and we previously announced our plans to set up this network to foster research and to promote the technology in local markets.  We will continue to support similar programs outside of the United States.  These investments may accelerate CTLM® market acceptance while providing valuable clinical experiences.

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

Activities in Europe and the Middle East are top marketing priorities for IDSI.  Our previously announced first IDSI Users Meeting, which was held in Berlin in April 2006, yielded the sharing of clinical work by our international users.  These users have made a meaningful contribution to our Image Interpretation Manual and User Training

Program.  In 2006, we announced the receipt of an order for six CTLM systems from our Polish distributor.  The first of those systems shipped in June 2006, giving us three systems in Poland, all serving major oncology centers.  The remaining CTLM units on the order have not yet been scheduled for shipment.  Among our global users, we have three systems in Poland, four in Italy, two each in the Czech Republic, two systems in the United Arab Emirates, and two systems in China as well as systems in Germany and Malaysia.

As of the date of this report IDSI’s users have performed over 13,000 CT Laser Mammography (CTLM®) clinical cases worldwide.

Other Recent Events

In December 2007, we announced that Tim Hansen would retire as Chief Executive Officer (“CEO”) and Director effective January 1, 2008.  Mr. Hansen became our CEO and Director in July 2004.  He agreed to a limited term consulting agreement to aid in our transition process.  That agreement was terminated by the Board of Directors on March 7, 2008.  Pending appointment of a new CEO, the Board formed an Executive Committee comprised of Allan Schwartz, Executive Vice President & CFO, Deborah O’Brien, Senior Vice President, Co-Chairman Patrick Gorman and Co-Chairman Jay Bendis to manage the Company.

In January 2008, we announced that we exhibited CTLM® clinical images at Arab Health 2008 in Dubai, United Arab Emirates, from January 28-31.  CTLM® technology was featured during the Molecular Imaging Conference, one of 17 conferences on specialized areas featured at Arab Health.  Professor Eric Milne detailed the principles of imaging the breast with CTLM® in his presentation, “Optical Imaging: Computed Tomographic Laser Mammography of the Breast.”  A second presentation was made by Professor Paolo Belli from Catholic University in Rome, Italy titled, “Clinical Experience with Computed Tomography Laser Mammography Breast Scanning System.”  Approximately 50,000 medical professionals attended Arab Health, the world’s largest multi-track healthcare Congress.

On February 27, 2008 Edward Rolquin retired from our Board of Directors.

In March 2008, we announced that we exhibited our CTLM® technology at the European Congress of Radiology (ECR) in Vienna, Austria from March 7th to the 11th at Expo E #566.  ECR is one of the largest medical meetings in Europe and the second largest radiology meeting in the world and was expected to attract an estimated 17,000 participants from 94 countries.

In March 2008, we closed the sale of our commercial building for $4.4 million to Bright Investments, LLC (“Bright”) who is an unaffiliated third-party.  In connection with the sale, we entered into a lease of the property with Bright.

In April 2008, we received and accepted the resignations of our three outside directors: Jay Bendis; Patrick Gorman; and Sherman Lazrus.  These resignations were tendered as a condition of funding by outside funding sources.  In connection with their resignations, these directors received full vesting on the options for 200,000 shares each, which we granted in late 2007 and early 2008.  Linda B. Grable, a co-founder of IDSI and former Chairman of the Board and CEO, who retired in April 2004, agreed to come out of retirement to serve as the Company’s Chairman of the Board and Interim CEO.  On April 28, 2008, we entered into a two-year employment agreement (the “Agreement”) and an accompanying stock option agreement with Linda B. Grable, Chairman of the Board and Interim Chief Executive Officer.  The Agreement is for a two-year term commencing April 16, 2008, and provides an annual base salary of $144,000 per annum.  The option agreement provides an option to purchase 1,000,000 shares of the Company’s common stock which shall vest and become exercisable in one year from the date of the grant.  The option exercise price per share is $.045.

We also announced that we entered into a new “Sixth Private Equity Credit Agreement” dated April 21, 2008 with Charlton Avenue, LLC which replaced our Fifth Private Equity Credit Agreement that expired on March 21, 2008.

The terms of the Sixth Private Equity Credit Agreement are substantially similar to the terms of the prior Fifth Private Equity Credit Agreement and include the following:
•
The put option price is 93% of the three lowest closing bid prices in the 10-day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche (the “Valuation Period”);

•	The commitment period is three years from the effective date of a registration statement covering the Sixth Private Equity Credit Agreement shares;
•	The maximum commitment is $15,000,000; and
•	There is no minimum commitment amount.

Since July 2000, Charlton Avenue LLC (“Charlton”) has provided substantially all of our necessary funding through the private placement sale of convertible preferred stock and common stock through various private equity credit agreements.

On April 29, 2008, we gave six months prior written notice of termination of our lease of our Plantation, Florida facility.  We believe that we will be able to lease an adequate replacement facility on substantially more favorable terms; however, there can be no assurance that we will be successful in this effort.

Laser Imager for Lab Animals

Our Laser Imager for Lab Animals “LILA™” program is an optical helical micro-CT scanner in a third-generation configuration.  The system was designed to image numerous compounds, especially green fluorescent protein, derived from the DNA of jellyfish.  The LILA scanner is targeted at pharmaceutical developers and researchers who monitor cancer growth and who use multimodality small animal imaging in their clinical research.

IDSI’s strategic thrust for the LILA project s changed, as we decided to focus on women’s health business markets with a family of CTLM® systems and related devices and services.  The animal imager did not fit our business model although the fundamental technology is related to the human breast imager.
Consequently, we sought to align the project with a company already in the animal imaging market that might complete the LILA and commercialize it.

On August 30, 2006 we announced an exclusive license agreement under which Bioscan, Inc. would integrate LILA technology into their animal imaging portfolio.  Under the agreement we would transfer technology to Bioscan by December 2006 upon receipt of the technology transfer fee.  We have received full payment of $250,000 for the technology transfer fee and $69,000 for the parts associated with the agreement.  The agreement also provides for royalties on future sales.  Bioscan has commenced its work on the LILA project; however, there can be no assurance that it will be successful or that we will receive any royalties from Bioscan.

Annual Meeting

The Board of Directors of IDSI again postponed our annual meeting which had been tentatively set for May 17, 2008 at 9:00 AM local time to be held at our corporate offices in Plantation, Florida.  The Board decided to postpone the meeting to focus all of its efforts on the PMA process so that we would be able to submit our PMA application to the FDA according to our timetable.  As a result of the resignations of our three outside directors -- Jay Bendis; Patrick Gorman; and Sherman Lazrus -- which were tendered as a condition of funding by outside sources, the Board has commenced interviewing prospective, qualified candidates to fill the vacant seats.  One or more seats on the Board may be filled by investors who provide substantial financing to IDSI.

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

The Fifth Private Equity Credit Agreement

On March 21, 2006, we and Charlton entered into a new “Fifth Private Equity Credit Agreement” which has replaced our prior Fourth Private Equity Credit Agreement.  The terms of the Fifth Private Equity Credit Agreement were similar to the terms of the prior Fourth Private Equity Credit Agreement.  The new credit line’s terms were (i) The put option price is 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche (the “Valuation Period”), (ii) the commitment period was two years from the effective date of a registration statement covering the Fifth Private Equity Credit Agreement shares, (iii) the maximum commitment was $15,000,000, (iv) the minimum amount we were required to draw through the end of the commitment period was $1,000,000,  (v)  the minimum stock price, also known as the floor price was computed as follows:  In the event that, during a Valuation Period, the Bid Price on any Trading Day fell more than 18% below the closing trade price on the trading day immediately prior to the date of the Company’s Put Notice (a “Low Bid Price”), for each such Trading Day the parties had no right and were under no obligation to purchase and sell one tenth of the Investment Amount specified in the Put Notice, and the Investment Amount accordingly would be deemed reduced by such amount.  In the event that during a Valuation Period there existed a Low Bid Price for any three Trading Days—not necessarily consecutive—then the balance of each party’s right and obligation to purchase and sell the Investment Amount under such Put Notice would terminate on such third Trading Day (“Termination Day”), and the Investment Amount would be adjusted to include only one-tenth of the initial Investment Amount for each Trading Day during the Valuation Period prior to the Termination Day that the Bid Price equaled or exceeded the Low Bid Price and (vi) there were no fees associated with the Fifth Private Equity Credit Agreement.

We made sales under the Fifth Private Equity Credit Agreement from time to time in order to raise working capital on an “as needed” basis.  Prior to the expiration of the Fifth Private Equity Credit Agreement on March 21, 2008, we drew down $5,967,717 and issued 82,705,772 shares of common stock.

The Sixth Private Equity Credit Agreement

On April 21, 2008, we and Charlton entered into a new “Sixth Private Equity Credit Agreement” which has replaced our prior Fifth Private Equity Credit Agreement.  The terms of the Sixth Private Equity Credit Agreement are similar to the terms of the prior Fifth Private Equity Credit Agreement.  This new credit line’s terms are (i) The put option price is 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche (the “Valuation Period”), (ii) the commitment period is three years from the effective date of a registration statement covering the Sixth Private Equity Credit Agreement shares, (iii) the maximum commitment is $15,000,000, (iv) There is no minimum commitment amount,  (v)  the minimum stock price, also known as the floor price is computed as follows:  In the event that, during a Valuation Period, the Bid Price on any Trading Day falls more than 20% below the closing trade price on the trading day immediately prior to the date of the Company’s Put Notice (a “Low Bid Price”), for each such Trading Day the parties shall have no right and shall be under no obligation to purchase and sell one tenth of the Investment Amount specified in the Put Notice, and the Investment Amount shall accordingly be deemed reduced by such amount.  In the event that during a Valuation Period there exists a Low Bid Price for any three Trading Days—not necessarily consecutive—then the balance of each party’s right and obligation to purchase and sell the Investment Amount under such Put Notice shall terminate on such third Trading Day (“Termination Day”), and the Investment Amount shall be adjusted to include only one-tenth of the initial Investment Amount for each Trading Day during the Valuation Period prior to the Termination Day that the Bid Price equals or exceeds the Low Bid Price and (vi) there are no fees associated with the Sixth Private Equity Credit Agreement.  The conditions to our ability to draw under this private equity line, as described above, may materially limit the draws available to us.

As of the date of this report, since January 2001, we have drawn an aggregate of $40,672,258 in gross proceeds from our equity credit lines with Charlton and have issued 198,676,012 shares as a result of those draws.

In March 2008, we completed the sale of our Plantation, Florida building for $4.4 million, which was paid for in the following installments:

First Installment	8/02/2007	$1,100,000.00
Second Installment	9/21/2007	$1,100,000.00
Third Installment	12/14/2007	$550,000.00
Fourth Installment	1/04/2008	$550,000.00
Fifth Installment	1/18/2008	$1,056,000.00
Final Payment	3/26/2008	$44,027.00

These funds were used to finance our operations on terms more favorable than those which were available under the Fifth Private Equity Credit Agreement.

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

10.79
Lease Agreement by and between Bright Investments, LLC (“Landlord”) and Imaging Diagnostic Systems, Inc. (“Tenant”) dated March 14, 2008.  Incorporated by reference to our Form 8-K filed on April 3, 2008.

10.80	Consulting Agreement between Imaging Diagnostic Systems, Inc. and Tim Hansen dated as of January 1, 2008. Incorporated by reference to our Form 8-K filed on December 27, 2007.
10.81	Sixth Private Equity Credit Agreement between IDSI and Charlton Avenue LLC dated April 21, 2008 without exhibits. Incorporated by reference to our Form 8-K filed on April 21, 2008.
10.82
Two-Year Employment Agreement dated as of April 16, 2008 between Imaging Diagnostic Systems, Inc. and Linda B. Grable, Chairman of the Board and Interim Chief Executive Officer.  Incorporated by reference to our Form 8-K filed on May 5, 2008.

10.83
Stock Option Agreement dated as of August 30, 2007 between Imaging Diagnostic Systems, Inc. and Linda B. Grable, Chairman of the Board and Interim Chief Executive Officer.  Incorporated by reference to our Form 8-K filed on May 5, 2008.

31.1	Certification by Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2008		Imaging Diagnostic Systems, Inc.

	By:	/s/ Linda B. Grable
Linda B. Grable
Interim Chief Executive Officer

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President and Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)