Form 10-K
period 2008-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2008-09-12
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2008
or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to_____________

Commission file number: 0-26028

IMAGING DIAGNOSTIC SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	22-2671269
(State of incorporation)	(IRS employer Ident. No.)

5307 NW 35th Court, Plantation, FL.	33309
(address of principal office)	(Zip Code)

Registrant's telephone number, including area code: (954) 581-9800

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value
(Title of class)

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☒ Accelerated filer	☐ Non Accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the act). Yes  ☐     No  ☒

Based on the average closing bid and asked prices of the common stock on the latest practicable date, September 11, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was $10,098,932.

The number of shares outstanding of each of the issuer’s classes of common stock, as of September 11, 2008 was 357,606,849.  As of September 11, 2008, the issuer had no shares of preferred stock outstanding.

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

As of the date of this report we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through June 30, 2008 of approximately $102,908,414 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA Pre-Market Approval (“PMA”) process, and the costs associated with advanced product development activities.  There can be no assurances that we will obtain the PMA, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

Breast Cancer
The American Cancer Society (ACS) estimated that approximately 182,460 new cases of invasive breast cancer and 67,770 cases of carcinoma in situ (CIS) non-invasive (localized) breast cancer will be diagnosed in the United States during 2008.  Breast cancer ranks as the second leading cause of cancer-related death among women, causing an estimated 40,480 deaths in 2008.
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

IDSI’s strategic thrust for the LILA project changed, as we decided to focus on women’s health business markets with a family of CTLM® systems and related devices and services.  The animal imager did not fit our business model although the fundamental technology is related to the human breast imager.  Consequently, we sought to align the project with a company already in the animal imaging market that might complete the LILA and commercialize it.

On August 30, 2006 we announced an exclusive license agreement under which Bioscan, Inc. would integrate LILA technology into their animal imaging portfolio.  Under the agreement we would transfer technology to Bioscan by December 2006 upon receipt of the technology transfer fee.  We have received full payment of $250,000 for the technology transfer fee.  The agreement also provides for royalties on future sales.  Bioscan has commenced its work on the LILA project; however, there can be no assurance that it will be successful or that we will receive any royalties from Bioscan.

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

We reported in our Prospectus dated December 27, 2005 that we experienced further delays because of difficulties in designing a revised clinical protocol and in enlisting hospitals and imaging centers to participate in acquiring new clinical cases.  In spite of the delays we experienced in obtaining the necessary approvals from the hospitals and their respective Institutional Review Boards (“IRB”), we made good progress in advancing PMA activities.  We further reported on March 23, 2006 that changes would be incorporated to bring the CTLM® system to its most current design level.  Those changes were made and do, we believe, improve the device’s image quality and reliability.  Upgraded CTLM® systems were installed at our U.S. clinical sites and data collection is proceeding in accordance with our clinical protocol.  We are continuing to research and develop CTLM® technologies to advance the state-of-art of this new imaging modality.  As of September 2008, 10 clinical sites were participating in the clinical trials and we are on schedule to complete the data collection and submit the PMA application in its entirety in December 2008.

The development chronology stated above details how complicated the process is to develop a brand new medical imaging technology.  We believe that we have a strong patent portfolio and are the world leader in optical tomography.  We have received marketing approval in China and Canada, the CE Mark for the European Union, ISO 9001:2000 registration, ISO 13485:2003 registration, UL Electrical Test Certificate, and Product registrations in Brazil and Argentina.  Worldwide our end users have completed more than 14,000 patient scans and we have sold 13 CTLM® systems.  Our decision to fund the Company through the sale of equity has enabled us to reach this important milestone.  We plan on using the proceeds of our exercise of put options under the Sixth Private Equity Credit Agreement as well as alternative sources of funding to finance some or all of our funding needs through completion and filing of the PMA application. Additional financing may be required before and after the filing of the PMA application.

Clinical Collaboration Sites Update

CTLM® Systems have been installed and patients are being scanned under clinical collaboration agreements as follows:

1)	Humboldt University of Berlin, Charité Hospital, Berlin, Germany
2)	The Comprehensive Cancer Centre, Gliwice, Poland (Two Systems)
3)	Catholic University Hospital, Rome, Italy
4)	Friendship Hospital, Beijing, China
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

CTLM® Laser Mammography Systems are installed in the following countries: Italy, Germany, Poland, the Czech Republic, the Peoples Republic of China, Malaysia and the United Arab Emirates.  Over 14,000 breast exams have been completed on CTLM® systems.

Patents

The rapid technological advancements that characterize the medical device industry have led us to rely on a combination of patents, trade secrets, copyrights, trademarks, and confidentiality procedures and processes to protect our CTLM® and other technologies that we have developed.

The original patent for the CTLM® was granted in December 1997 under U.S. Patent Number 5,692,511 (the “Patent”).  The Patent has a total of 4 independent claims and 24 subordinate claims.  The independent claims serve to provide an overall outline of the disclosure of the invention.  The subordinate claims provide additional information to identify pertinent details of the invention as they relate to the respective specific independent claim.  We own the rights to the Patent for its 17-year life pursuant to an exclusive patent licensing agreement with the late Richard Grable, who invented the CTLM® and served as our Chief Executive Officer and whose estate has owned the Patent since his death in August 2001.  See “Patent Licensing Agreement” and “Certain Transactions.”  As of the date of this report, we own 20 patents and have 4 additional United States patents pending with regard to optical tomography, many of which are based on the original CTLM® technology.  We also have 22 International patents and have 4 International patents pending.

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

In January 2002, we were granted a patent for “Detector Array With Variable Gain Amplifiers for Use in a Laser Imaging Apparatus,” as U.S. Patent No. 6,331,700.  This patent protects some of the non-obvious, but essential, design aspects of an optical CT scanner.  This patent addresses the solution to the problem of accommodating a huge dynamic range of light intensities emitted from the breast.

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

In January 2007, we were granted U.S. Patent 7,155,274, entitled “Optical Computed Tomography Scanner for Small Laboratory Animals,” the first patent application of the LILA technology.

In May 2007, a new patent for our optical CT scanner for small laboratory animals was issued as U.S. Patent 7,212,848.  This second patent adds the concept of a second laser which will provide a geographic reference for the fluorescence image.  Our first patent covered the basic CT fluorescent imaging of small laboratory animals.

We intend to file for patents on products, including the CTLM®, for which we believe the cost of obtaining a patent is economically reasonable in relation to the expected protection obtained.  There can be no assurances that any patent that we apply for will be issued, or that any patents issued will protect our technology.  If the patents we license or obtain are infringed upon, or if we are required to defend any patent infringement cases brought against us that will require substantial capital, the expenditure of which we might not be able to afford, we could be materially adversely affected

Patent Licensing Agreement
IDSI was formed in December 1993 for the sole purpose of developing and commercializing Mr. Richard Grable's invention, a CT laser breast-imaging device (the “Mammoscan™”).

In June 1998, IDSI signed an exclusive patent license agreement with Mr. Grable, which covers some of the technology for the CTLM®.  The term of the license is for the life of the Patent (17 years) and any renewals, subject to termination under specific conditions.  As consideration for this license, Mr. Grable received 7,000,000 shares of common stock and a royalty based upon a percentage, ranging from 6% to 10%, of the dollar amount earned from each sale before taxes minus the cost of the goods sold and commissions or discounts paid.  The royalty provisions do not apply to sales made prior to receipt of the PMA for the CTLM®.  In addition, following issuance of the PMA, Mr. Grable would be eligible for minimum royalties of $250,000 per year based on the sales of the products and goods in which the CTLM® patent is used.  Mr. Grable’s interests in the patent license agreement passed to his estate in August 2001.  Mrs. Richard Grable, our Chairman and CEO, is the principal beneficiary of Mr. Grable’s estate.

The following table sets forth the Patent licensing royalty structure:

ANNUAL ADJUSTED SALES	PERCENTAGE
$0 to $1,999,999	10%
$2,000,000 to $3,999,999	9%
$4,000,000 to $6,999,999	8%
$7,000,000 to $9,999,99	7%
Greater than $10,000,000	6%

Employees
As of September 2008, we have 24 full-time employees, including our three executive officers.  Thirty-eight percent of our employees (9) are employed in the areas of scientific, clinical and product research and development.  In September 2007, we had 28 full-time employees, of which 32% or nine (9) employees were employed in the areas of scientific, clinical and product research and development.  The decrease is due to reduction in staff as a result of our overall cost control measures.  Our ability to develop our products and provide our services is dependent upon our recruiting, hiring and retaining qualified technical personnel.  To date, we have been able to recruit and retain sufficient qualified personnel.  None of our employees are represented by a labor union.  We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Item 1A.  Risk factors

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks associated with our financial results

We have incurred and are incurring significant losses and we may not be able to continue our business in the future.

At June 30, 2008, we had an accumulated deficit of $102,908,414 after discounts and dividends on preferred stock.  These losses have resulted principally from costs associated with research and development, clinical trials and from general and administrative costs associated with our operations.  We expect operating losses will continue for at least the next 12 months due primarily to the anticipated expenses associated with:

•	demonstrator sites
•	clinical collaboration sites
•	pre-market approval process,
•	anticipated commercialization of the CTLM®, and
•	other research and development programs

We have a limited history of operations.  Since our inception in December 1993, we have been engaged principally in the development of the CTLM®, which has not been approved for sale in the United States.  While we have received FDA export approval for foreign sales, we have made only 13 foreign sales.  Consequently, we have limited experience in manufacturing, marketing and selling our products.  We currently have no source of material operating revenues and have incurred substantial net operating losses since inception.

Our auditors have raised substantial doubts as to our ability to continue as a going concern as we have not been and may not be able to be profitable.

We have received an opinion from our auditors stating that the fact that we have suffered substantial losses and have yet to generate an internal cash flow raises substantial doubt about our ability to continue as a going concern.  Our ability to achieve profitability will depend on our ability to obtain regulatory approvals for the CTLM®, develop the capacity to manufacture and market the CTLM® and achieve market acceptance of the CTLM®.  There can be no assurance we will achieve profitability if and when we receive regulatory approvals for the development, commercial manufacturing and marketing of the CTLM®.

Risks associated with our lack of capital

We require additional capital which we may be unable to raise which may cause us to stop or cut back our operations.

Through June 30, 2008 we have spent approximately $103 million.  Our currently estimated annual expenses are approximately $7.2 million.  In the year following receipt of marketing clearance for our CTLM® from the FDA, we anticipate that we will need approximately $5 million to complete all necessary stages in order to manufacture and market the CTLM® in the United States and foreign countries.  We plan on using the net proceeds raised from the sale of common stock through our Sixth Private Equity Credit Agreement and additional financings to develop and market this product family, including funds for:

•	research, engineering and development programs,
•	pre-clinical and clinical testing of the family of products,
•	regulatory processes,
•	inventory,
•	marketing programs, and
•	operating expenses (including general and administrative expenses).

Our future capital requirements depend on many factors, including the following:

•	the progress of our research and development projects,
•	the progress of pre-clinical and clinical testing on other proposed products,
•	the time and cost involved in obtaining regulatory approvals,
•
the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in our existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish, and

•	the development of commercialization activities and arrangements.

In addition, our fixed commitments are substantial and would increase if additional agreements were entered into and additional personnel were retained.  We do not expect to generate a positive internal cash flow for at least 12 months due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA PMA process, and the costs associated with advanced product development activities.

Although we have from time to time reviewed opportunities provided to us by investment bankers or potential investors in regard to additional equity financings, there can be no assurance that additional financing will be available when needed, or if available, will be available on acceptable terms.  Insufficient funds may prevent us from implementing our business strategy and will require us to further delay, scale back or eliminate our research, product development and marketing programs; and may require us to license to third parties rights to commercialize products or technologies that we would otherwise seek to develop ourselves, or to scale back or eliminate our other operations.  See “Financing/Equity Line of Credit.”

We have had and may have to issue securities, sometimes at prices substantially below market price, for services which may further depress our stock price and dilute the holdings of our shareholders.

Since we have generated no material revenues to date, our ability to obtain and retain consultants may be dependent on our ability to issue stock for services.  Since July 1, 1996, we have issued an aggregate of 2,306,500 shares of common stock covered by registration statements on Form S-8.  The aggregate fair market value of those shares when issued was $2,437,151.  The issuance of large amounts of our common stock, sometimes at prices well below market price, for services rendered or to be rendered and the subsequent sale of these shares may further depress the price of our common stock and dilute the holdings of our shareholders.  In addition, because of the possible dilution to existing shareholders, the issuance of substantial additional shares may cause a change-in-control.  On July 15, 2008, we entered into a Financial Services Consulting Agreement (the “Agreement”) with R.H. Barsom Company, Inc. of New York, NY, an unaffiliated third-party, to provide us with investor relations services and guidance and assistance in available alternatives to maximize shareholder value.  The aggregate fair market value of the 5,000,000 restricted shares when issued was $55,000. (See Item 5  Market for Registrant's Common Equity and Related Stockholder Matters - Private Placement of Common Stock - Issuance of Stock for Services)

We have in the past and may have to in the future sell additional unregistered convertible securities, possibly without limitations on the number of common shares the securities are convertible into, which could dilute the value of the holdings of current shareholders.

We have relied on the private placement of convertible preferred stock and convertible debentures to obtain working capital and may continue to do so in the future.  As of the date of this report, we have issued 72,642,979 shares of common stock which were converted from privately placed preferred stock and debentures.  This number of shares of common stock represents approximately 20% of the currently outstanding number of shares of common stock.

In deciding to issue preferred stock and debentures through private placements, we took into account:

•	the number of common shares authorized and outstanding,
•	the market price of the common stock at the time of each preferred stock or debenture sale, and
•	number of common shares the preferred stock or debentures would have been convertible into at the time of the sale

At the time of each private placement there were enough shares, based on the price of our common stock at the time of the sale of the preferred stock or debentures, to satisfy the conversion requirements.  Although our board of directors attempted to negotiate a floor on the conversion price of each series of preferred stock and debentures prior to their sale, it was unable to do so.

In order to obtain working capital we will continue to:

•	draw on our Sixth Private Equity Agreement pursuant to a prior registration statement which has been declared effective
•
seek capital through debt or equity financing which may include the issuance of convertible debentures or convertible preferred stock whose rights and preferences are superior to those of the common stockholders, and

•	attempt to negotiate the best transactions possible taking into account the impact on our shareholders, dilution, loss of voting power and the possibility of a change-in-control.

Nonetheless, in order to satisfy our working capital needs, it may become necessary to issue convertible securities without a floor on the conversion price.

In the event that we issue convertible preferred stock or convertible debentures without a limit on the number of shares that can be issued upon conversion and if the price of our common stock decreases:

•	the percentage of shares outstanding that will be held by these holders upon conversion will increase accordingly,
•
the lower the market price the greater the number of shares to be issued to these holders upon conversion, thus increasing the potential profits to the holder when the price per share later increases and the holder sells the common shares,

•
the preferred stockholders' and debenture holders’ potential for increased share issuance and profit, including profits derived from short sales of our common stock, in addition to a stock overhang of an indeterminable amount, may depress the price of our common stock,

•	the sale of a substantial amount of preferred stock or debentures to relatively few holders could effectuate a possible change-in-control, and
•
in the event of our voluntary or involuntary liquidation while the preferred stock or debentures are outstanding, the holders of those securities will be entitled to a preference in distribution of our property.

We may draw on our equity credit line which may cause the value of our common stock to decline and dilute the holdings of our shareholders.

Since January 2001 we have raised $41,472,258 and issued 232,018,176 common shares through a series of five Private Equity Credit Agreements with Charlton Avenue LLC (“Charlton”).  On April 21, 2008 we executed a new Sixth Private Equity Credit Agreement with Charlton, which replaced our Fifth Private Equity Credit Agreement that expired on March 21, 2008.  Pursuant to our Sixth Private Equity Credit Agreement, when we deem it necessary, we may raise capital through the private sale of our common stock to Charlton at a price equal to 93% of the market price, based on the formula set forth in our agreement with Charlton.  We may need capital in excess of the amounts available under the Sixth Private Equity Credit Agreement, and we may seek additional funding through public or private financing or collaborative, licensing and other arrangements with corporate partners.  As we utilize the Sixth Private Equity Credit Agreement, or additional funds are raised by issuing equity securities, especially convertible preferred stock, dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders.  See “Financing/Equity Line of Credit.”

We may have to increase our authorized shares of common stock to have sufficient shares available to raise capital for continuing operations and strategic initiatives which may cause the value of our common stock to decline and dilute the holdings of our shareholders.

We now have issued and outstanding 357,606,849 shares of common stock out of 450,000,000 authorized shares.  In addition, we have reserved approximately 23,726,561 shares to cover outstanding options.  Therefore, given our ongoing need to issue substantial amounts of new shares to raise capital to continue operations under our Sixth Private Equity Credit Agreement with Charlton and to fulfill our obligation to register shares underlying senior secured convertible debentures and related warrants and have the ability to engage in strategic initiatives, we will seek shareholder approval of an amendment to our articles of incorporation to increase our authorized common stock at our next Annual Meeting of Stockholders.  There can be no assurance that our shareholders will approve such an increase.  If they do not, then we will have to seek alternative sources of funding, which may not be available on commercially reasonable terms.  Consequently, a failure to obtain such shareholder approval could have a material adverse impact on IDSI.

The Sixth Private Equity Credit Line may not be available when we need it, thus limiting our ability to bring our CTLM® to market.

The Sixth Private Equity Credit Line contains various conditions to our being able to use it, including effectiveness of the required registration statement and the absence of any material adverse change in our business or financial condition..  Further, Charlton is an offshore investment company and if it were unable or unwilling to fulfill its obligations, our legal remedies would be limited.  Thus, we may be unable to draw down on the Sixth Private Equity Credit Line when we need the funds, and that could severely harm our business and financial condition and our ability to bring the CTLM® to market.  In the last six years, we have been almost exclusively dependent on Charlton for working capital.  Since April 1999, we have issued to Charlton a total of 232,018,176 shares of common stock through conversion of $13,410,000 face amount of our preferred stock and debentures purchased by Charlton and through $41,472,258 in purchases under all of our private equity lines.  See “Selling Security Holder” and “Financing/Equity Line of Credit.”

We have had and may have to issue securities, sometimes at substantially below market price, in order to pay off our debts which may further depress our stock price and dilute the holdings of our shareholders.

Since we have generated no material revenues to date, we have had difficulty in paying off some of our debts which have become due.  In order to pay these debts, we have issued shares and/or warrants to purchase shares of common stock.  We have also entered into agreements whereby the lender, sometimes at its option, may be issued other equity securities, such as warrants, to pay off debt.  On some occasions, we have converted debt into equity at prices that were well below the market price.  In addition, as we have no material revenues, we may have to issue more shares of common stock or other equity securities, sometimes at prices well below market price, in order to pay off current or future debts that become due.  These types of issuances of common stock and other equity securities to pay off debt may further depress the price of our common stock and would dilute the holdings of our shareholders, and if substantial dilution does occur, could also cause a change-in-control.

Conversions of our convertible preferred stock and exercise of our convertible debentures and warrants may cause a change of control and other detrimental effects to the value of our shareholders’ holdings.

If we issue substantial amounts of convertible securities and the market price of our common stock declines significantly, we could be required to issue a number of shares of common stock sufficient to result in our current stockholders not having an effective vote in the election of directors and other corporate matters.  In the event of a change-in-control, it is possible that the new majority stockholders may take actions that may not be consistent with the objectives or desires of our current stockholders.

We would most likely be required to convert any convertible preferred stock and convertible debentures which we choose to issue based on a formula that varies with the market price of our common stock.  As a result, if the market price of our common stock increases after the issuance of our convertible preferred stock and convertible debentures, it is possible that, upon conversion of the convertible preferred stock and convertible debentures, we will issue shares of common stock at a price that is far less than the then-current market price of the common stock.

If the market price of our common stock decreases after we issue the convertible preferred stock or convertible debentures, upon conversion, we will have to issue an increased number of shares to the preferred stock and convertible debenture holders.  The sale of convertible preferred stock and debentures may result in a very large conversion at one time.  At the present time we have no convertible preferred stock or convertible debentures outstanding.  In the event that we issue convertible preferred stock or convertible debentures we do not have sufficient authorized shares to cover any conversion of these issuances and would have to increase the number of authorized shares.

In addition, if we issue warrants they will likely be exercisable at a fixed price.  If the market price of our common stock increases above the warrant exercise price, we will be required to issue shares of common stock upon exercise of the warrants at a price that is less than the then-current market price.  Issuances at less than market price pose a risk to investors because these issuances may drive down the market price of our common stock.

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

Risks associated with our securities

Our common stock is considered "a penny stock" and may be difficult to sell.

The SEC adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions.  Presently, the market price of our common stock is substantially less than $5.00 per share and therefore may be designated as a "penny stock" according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.  In addition, since our common stock is traded on the NASDAQ OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of our common stock.

The volatility of our stock price could adversely affect your investment in our common stock.

The price of our common stock has fluctuated substantially since it began trading on the OTC Bulletin Board in September 1994.  For example, in the current fiscal year which began July 1, 2008, the bid price ranged from a low of $0.012 to a high of $0.055 in the first quarter, and in our last fiscal year which ended June 30, 2008, the bid price ranged from a low of $0.02 in the fourth quarter to a high of $0.088 in the first quarter.  The market price of our shares, like that of the common stock of many other medical device companies, is likely to continue to be highly volatile.  Factors that may have an impact on the price of our common stock include:

•	the timing and results of our clinical trials or those of our competitors,
•	governmental regulation,
•	healthcare legislation,
•	geopolitical events,
•	equity or debt financing, and
•
developments in patent or other proprietary rights pertaining to our competitors or us, including litigation, fluctuations in our operating results, and market conditions for medical device company stocks and life science stocks in general.

We may issue preferred stock at any time to prevent a takeover or acquisition, any of which issuance could dilute the price of our common stock.

Our articles of incorporation authorize the issuance of preferred stock with designations, rights, and preferences that may be determined from time to time by the board of directors.  Our board of directors is empowered, without stockholder approval, to designate and issue additional series of preferred stock with dividend, liquidation, conversion, voting and other rights, including the right to issue convertible securities with no limitations on conversion, which could adversely affect the voting power or other rights of the holders of our common stock.  This could substantially dilute the common shareholders’ interest and depress the price of our common stock.  In addition, the preferred stock could be utilized as a method of discouraging, delaying or preventing a change-in-control.  The substantial number of issued and outstanding convertible preferred stock and the convertible debentures, and their terms of conversion may discourage or prevent an acquisition of our company.

Our dependence on our Equity Credit Line for financing our operations could dilute the price of our common stock.

Until the time when we are able to generate material revenues, we are dependent on equity or other financing to continue operations.  We will require substantial additional funds for our operations and the costs associated with the resubmission of our PMA application.  In the event that we are unable to utilize our Equity Credit Line, our common shares may be used for the conversion of new preferred stock or debentures or to accommodate other future issuances of equity securities.

Based on the closing bid price of our common stock on September 11, 2008, of $0.03 per share, approximately 508,960,573 shares would be required to be issued to draw the entire $14,200,000 available under the Sixth Private Equity Credit Agreement.

As of September 11, 2008, we would be required to issue approximately 628 million authorized shares apportioned as follows:

•	508,960,573 shares for complete utilization of the Sixth Private Equity Credit Agreement
•	23,726,561 shares required for the exercise of all outstanding options
•	45,473,686 shares required for the full conversion of the $800,000 Whalehaven debentures
•	44,444,444 shares required for the full exercise of the Whalehaven warrants
•	5,333,332 shares required for the full exercise of the warrants issued to the placement agent

We now have issued and outstanding 357,606,849 shares of common stock out of 450,000,000 authorized shares.  In addition, we have reserved 23,726,561 shares to cover outstanding options.

We currently are controlled by our executive officers and directors; however, a change-in-control may occur.

Our management beneficially owns 28,352,794 shares of our common stock or 7.93% (assuming exercise of their currently exercisable options) of our common stock.  Although management owns a minority of the outstanding common stock, since we do not have cumulative voting, and since, in all likelihood the officers and directors will be voting as a block and will be able to obtain proxies of other shareholders, management may remain in a position to elect all of our directors and control our policies and operations.  Based on the current market price of our common stock, we would have to issue approximately 508,960,573 shares to draw the balance of $14,200,000 million available under the Sixth Private Equity Credit Agreement.  The amounts of shares issuable under the Sixth Private Equity Credit Agreement or any subsequent Private Equity Credit Agreement could increase substantially if our common stock price declines.  Dilution to management's ownership percentage as a result of share issuances under the Sixth Private Equity Credit Agreement and subsequent financings could cause a change in control.

We have not paid and do not currently intend to pay dividends, which may limit the current return you may receive on your investment in our common stock.

Since inception, we have not paid a dividend on our common stock and do not intend to pay dividends on our common stock in the foreseeable future.

Risks associated with our technology

We depend on third-party licensing agreements for patents and software without which our operations may be curtailed.

We hold the rights, through an exclusive patent licensing agreement, for the use of the patent for the CTLM® technology.  In addition, we own 20 patents and have 4 additional United States patents pending with regard to optical tomography.  We also have patent rights through a non-exclusive licensing agreement from a third-party as well as three non-exclusive licensing agreements for software from third-parties. If any of these agreements were terminated, our operations may be curtailed until alternative solutions were found.

Our business would lose its primary competitive advantage if we are unable to protect our proprietary technology, or if substantially the same technology is developed by others.

We rely primarily on a combination of trade secrets, patents, copyright and trademark laws, and confidentiality procedures to protect our technology.  Our ability to compete effectively in the medical imaging products industry will depend on our success in protecting our proprietary technology, both in the United States and abroad.  There can be no assurances that any patent that we apply for will be issued, or that any patents issued will not be challenged, invalidated, or circumvented, that we will have the financial resources to enforce them, or that the rights granted will provide any competitive advantage.  We hold 22 foreign patents; however, we have applied for 4 patents in various foreign countries.  We could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties, the expenditure of which we might not be able to afford.  Although we have entered into confidentiality and invention agreements with our employees and consultants, there can be no assurance that these agreements will be honored or that we will be able to protect our rights to our non-patented trade secrets and know-how effectively.  There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.  In addition, we may be required to obtain licenses to patents or other proprietary rights from third parties.  If we do not obtain required licenses, we could encounter delays in product development or find that the development, manufacture, or sale of products requiring these licenses could be foreclosed.  Additionally, we may, from time to time, support and collaborate in research conducted by universities and governmental research organizations.  There can be no assurance that we will have or be able to acquire exclusive rights to the inventions or technical information derived from such collaborations or that disputes will not arise with respect to rights in derivative or related research programs that we conducted in conjunction with these organizations.

It may be necessary to enter into unfavorable agreements or defend lawsuits which would be costly if we infringe upon the intellectual property rights of others.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device and related industries.  We have been, and may be in the future, notified that we may be infringing on intellectual property rights possessed by other third parties.  If any claims are asserted against our intellectual property rights, we may seek to enter into royalty or licensing arrangements.  There is a risk in situations that no license will be available or that a license will not be available on reasonable terms.  Alternatively, we may decide to litigate these claims or design around the patented technology.  These actions could be costly and would divert the efforts and attention of our management and technical personnel.  Consequently, any infringement claims by third parties or other claims for indemnification by customers resulting from infringement claims, whether or not proven to be true, may be costly to defend and may further limit the use of our technology.

We may not be able to keep up with the rapid technological change in the medical imaging industry which could make the CTLM® obsolete.

Methods for the detection of cancer are subject to rapid technological innovation and there can be no assurance that technical changes will not render our proposed products obsolete.  Although we believe that the CTLM® can be upgraded to maintain its state-of-the-art character, the development of new technologies or refinements of existing ones might make our existing system technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, our CTLM®.  There can be no assurance that the development and commercial availability of new types of diagnostic medical equipment or technology will not have a material adverse effect on our business, financial condition, and results of operations.  Although we are aware of no substantial technological changes pending, should a change occur, there can be no assurance that we will be able to acquire the new or improved technology which may be required to update the CTLM®.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Description of Our Property

On June 2, 2008, we executed a Business Lease Agreement with Ft. Lauderdale Business Plaza Associates, an unaffiliated third-party, for 9,870 square feet of commercial office and manufacturing space at 5307 NW 35th Terrace, Ft. Lauderdale, Florida.  The term of the lease is five years and one month with the first monthly rent payment due September 1, 2008 with an option to renew for one additional period of three years.  The monthly base rent for the initial year is $6,580.00 plus applicable sales tax.  During the term and any renewal term of the lease, the base annual rent shall be increased each year.  Commencing with the first day of August 2009 and each year thereafter, the base annual rent shall be cumulatively increased by 3.5% each lease year plus applicable sales tax.  IDSI will also be obligated to pay as additional rent its pro-rata share of all common area maintenance expenses which is estimated to be $3,084.37 per month for the first 12 months of the lease.  The total monthly rent including Florida sales tax for the first 12 months is $10,244.23.  Upon the execution of the lease, we paid the first month’s rent of $10,244.23 and a security deposit of $13,160.00.  In August 2008, we moved into our new headquarters facility.  We believe that our new facility is adequate for our current and reasonably foreseeable future needs and provides us with a monthly cost savings of $23,196 per month.  We intend to assemble the CTLM® at our facility from hardware components that will be made by vendors to our specifications.

On September 13, 2007, we entered into an agreement with an unaffiliated third-party for the sale and lease-back of our prior facility at 6531 N.W. 18th Court, Plantation, Florida.  On March 31, 2008, pursuant to the sale/lease-back transaction, we closed the sale of our commercial building for $4.4 million to Bright Investments LLC (“Bright”), an unaffiliated third-party and a sister company to Superfun B.V.  On April 29, 2008, we gave six months prior written notice of termination of our lease of the Plantation facility as part of our cost cutting initiatives.

Item 3.  Legal Proceedings

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

QUARTER ENDING	High Bid	Low Bid

FISCAL YEAR 2007
First Quarter	$0.15	$0.09
Second Quarter	$0.107	$0.065
Third Quarter	$0.155	$0.068
Fourth Quarter	$0.073	$0.038

FISCAL YEAR 2008
First Quarter	$0.088	$0.035
Second Quarter	$0.074	$0.045
Third Quarter	$0.055	$0.046
Fourth Quarter	$0.049	$0.02

FISCAL YEAR 2009
First Quarter (through September 11, 2008)	$0.055	$0.012

On September 11, 2008, the closing trade price of the common stock as reported on the OTC Bulletin Board was $0.03.  As of such date, there were approximately 2,773 registered holders of record of our common stock.

Sale of Unregistered Securities

Private Placement of Convertible Debentures

On August 1, 2008, we entered into a Securities Purchase Agreement  (the “Purchase Agreement”) with an unaffiliated third party, Whalehaven Capital Fund Limited (“Whalehaven”), relating to a private placement (the “Private Placement”) of a total of up to $800,000 in principal amount of one-year 8% Senior Secured Convertible Debentures (the “Debentures”).  We are required to file within 30 days an S-1 Registration Statement (the “Registration Statement”) covering the shares of common stock underlying the Debentures and related Warrants pursuant to the terms of a Registration Rights Agreement dated August 1, 2008, between IDSI and Whalehaven;however with Whalehaven’s consent, plan to file the Registration Statement promptly after the filing of this Annual Report on Form 10-K.

The Agreement provides for the sale of the Debentures in two closings.  The first closing, which occurred on August 4, 2008, was for a principal amount of $400,000.  The second closing would be for up to $400,000 and would occur within the earlier of five business days following the effective date of the Registration Statement and December 1, 2008, provided that the closing conditions in the Purchase Agreement have been met.  We have the option to use our existing equity credit line until the Registration Statement is declared effective.  The Private Placement, after the two closings, would generate gross proceeds of $736,000 after placement agent fees but before other expenses associated with the transaction.  Whalehaven has the option to purchase an additional $1,200,000 of Debentures on substantially the same terms.

Prior to maturity, the Debentures will bear interest at the rate of 8% per annum, payable quarterly in cash or, at our option, in shares of common stock based on the then-existing market price.

The Debentures may be converted in whole or in part at the option of the holder any time after the closing date into our Common Stock at the lesser of (i) the closing price of the shares on the closing date (“fixed conversion price”) or (ii) 80% of the 3 lowest bid prices during the 10 consecutive trading days immediately preceding a conversion date.

At any time after closing, we may redeem for cash, upon written notice, any and all of the outstanding Debentures at a 25% premium of the principal amount plus accrued and unpaid interest on the Debentures to be redeemed.

Our obligations under the Agreement provide that the Debentures are secured by a pledge of substantially all of our assets pursuant to a Security Agreement dated August 1, 2008 between IDSI and Whalehaven.

Pursuant to the first closing of the Private Placement, we issued to Whalehaven five-year Warrants to purchase 22,222,222 shares of the Company’s common stock, equal to 50% of the number of shares of our common stock underlying the Debentures assuming a fixed conversion price.  The exercise price of these Warrants is $0.0228, i.e.,120% of the market price on the closing date.  The Warrants are subject to cashless exercise at Whalehaven’s option.  Comparable Warrants are issuable in connection with the second closing.

We are obligated to pay a placement agent fee equal to 8% in cash at each closing date.  The placement agent shall also receive a Warrant to purchase common stock equal to 12% of Whalehaven’s Warrants with an exercise price equal to Whalehaven’s exercise price.

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

Since we have generated no significant revenues to date, our ability to obtain and retain consultants may be dependent on our ability to issue stock for services.  Since July 1, 1996, we have issued an aggregate of 2,306,500 shares of common stock according to registration statements on Form S-8.  The aggregate fair market value of the shares registered on Form S-8 when issued was $2,437,151.  On July 15, 2008, we entered into a Financial Services Consulting Agreement (the “Agreement”) with R.H. Barsom Company, Inc. of New York, NY, an unaffiliated third-party, to provide us with investor relations services and guidance and assistance in available alternatives to maximize shareholder value.  The term of the Agreement is six months, with payment for services being made with shares of IDSI’s common stock with a restricted legend to Richard E. Barsom.  The total payment will be 5,000,000 restricted shares, with the first payment of 2,500,000 restricted shares paid on July 16, 2008, and the second payment of 2,500,000 restricted shares due three months after July 15, 2008.  The aggregate fair market value of the 5,000,000 restricted shares when issued was $55,000.  The Company agreed to register as soon as practicable the aggregate of 5,000,000 shares in an S-1 Registration Statement.

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

On or about September 18, 2003, we entered into a settlement agreement to settle a lawsuit filed by Ladenburg Thalmann & Co. Inc. for alleged breach of an investment-banking contract.  Under this settlement we agreed to issue 401,785 shares of our common stock to Ladenburg in exchange for Ladenburg’s dismissal with prejudice of its claims against us.  As of the date of the Settlement Agreement the value of the stock was approximately $450,000.  We and Ladenburg jointly moved for Court approval of the settlement as fair to Ladenburg so that the delivery of the shares to and the resale of the shares in the United States by Ladenburg may be exempt from registration under Section 3(a)(10) of the Securities Act of 1933.  In an order dated October 24, 2003, the Judge ordered and adjudged that the settlement was approved as fair to the party to whom the shares would be issued within the meaning of Section 3(a)(10) and the case was closed.  The shares were issued on November 12, 2003.

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

From July 2000 until August 2007, when we entered into an agreement for the sale/lease-back of our headquarters facility, Charlton Avenue LLC (“Charlton”) provided all of our necessary funding through the private placement sale of convertible preferred stock with a 9% dividend and common stock through various private equity credit agreements. See “Item 7, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back.”  We initially sold Charlton 400 shares of our Series K convertible preferred stock for $4 million and subsequently issued an additional 95 Series K shares to Charlton for $950,000 on November 7, 2000.  We paid Spinneret Financial Systems Ltd. (“Spinneret”), an independent financial consulting firm unaffiliated with the Company and, according to Spinneret and Charlton, unaffiliated with Charlton, $200,000 as a consulting fee for the first tranche of Series K shares and five Series K shares as a consulting fee for the second tranche.  The total of $4,950,000 was designed to serve as bridge financing pending draws on the Charlton private equity line provided through the various private equity credit agreements described in the following paragraphs.

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

We have made sales under the Sixth Private Equity Credit Agreement from time to time in order to raise working capital on an “as needed” basis.  As of the date of this report, we have drawn down $800,000 and issued 29,447,039 shares of common stock under the Sixth Private Equity Credit Agreement.

As of the date of this report, since January 2001, we have drawn an aggregate of $41,472,258 in gross proceeds from our equity credit lines with Charlton and have issued 232,018,176 shares as a result of those draws.

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

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2008	June 30, 2007	June 30, 2006	June 30, 2005	June 30, 2004
					(Restated)
Sales	$39,647	$65,136	$675,844	$374,952	$733,211

Cost of Sales	20,944	17,870	316,189	166,685	284,682

Gross Profit	18,703	47,266	359,655	208,267	448,529

Operating Expenses	6,232,663	7,123,347	6,984,057	7,338,806	8,160,982

Operating Loss	(6,213,960)	(7,076,081)	(6,624,402)	(7,130,539)	(7,712,453)

Gain (Loss) on sale of fixed assets	1,609,525	-	(2,439)	-	(5,669)
Interest income	13,377	11,455	8,416	5,680	9,305
Other income	7,827	250,001	21,500	409,962	-
Interest expense	(40,447)	(387,697)	(565,797)	(598,021)	(694,142)

Net Loss	(4,623,678)	(7,202,322)	(7,162,722)	(7,312,918)	(8,402,959)

Dividends on cumulative Pfd. stock:
From discount at issuance	-	-	-	-	-
Earned	-	-	-	-	-

Net loss applicable to
common shareholders	$(4,623,678)	$(7,202,322)	$(7,162,722)	$(7,312,918)	$(8,402,959)

Net Loss per common share	$(0.01)	$(0.03)	$(0.03)	$(0.04)	$(0.05)
Weighted avg. no. of common shares,
Basic & Diluted	318,673,749	271,667,256	218,846,738	185,636,553	167,982,750

Cash and Cash Equivalents	$49,433	$477,812	$1,467,687	$765,523	$554,354
Total Assets	1,583,356	4,365,427	6,250,909	5,608,004	5,683,328
Deficit accumulated during
the development stage	(102,964,738)	(98,341,059)	(91,138,737)	(83,976,015)	(76,663,097)
Stockholders' Equity	(468,761)	3,441,322	5,651,916	4,772,538	4,170,395

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model.  SFAS 123(R) is a very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation.  The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options.  The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ materially from historical data.  However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards.  SFAS 123(R) requires the recognition of the fair value of stock compensation in net income.  Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

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

Twelve Months Ended June 30, 2008 and June 30, 2007

SALES AND COST OF SALES
Revenues during the year ended June 30, 2008, were $39,647 representing a decrease of $25,489 or 39% from $65,136 during the year ended June 30, 2007.  The decrease in revenues is a result of recording revenue from a payment plan at the time when the customer paid compared to the year ended June 30, 2007 when in addition to recording revenue from payment plans at the time when the customers’ paid, we also recognized certain non-refundable customer deposits as revenue when our customer’s failed to make payments according to the sales agreements.

The Cost of Sales during the year ended June 30, 2008, was $20,944 representing an increase of $3,074 or 17% from $17,870 during the year ended June 30, 2007.  The increase in Cost of Sales is a result of incremental increases in such costs being recorded in proportion to what the customer paid compared to the year ended June 30, 2007.

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

General and administrative expenses during the year ended June 30, 2008, were $2,644,556 representing a decrease of $368,019 or 12% from $3,012,575 during the year ended June 30, 2007.  Of the $2,644,556 and $3,012,575, compensation and related benefits comprised $1,661,477 (63%) and $2,090,560 (69%), respectively, representing a decrease of $429,083 or 21%.  Of the $1,661,477 and $2,090,560 compensation and related benefits, $155,133 (9%) and $360,695 (17%), respectively, were due to non-cash compensation associated with expensing stock options.

The general and administrative decrease of $368,019 is due primarily to decreases of $429,083 in compensation and related benefits as a result of a reduction in staff; $75,230 in proxy service expenses due to not having an annual meeting during the fiscal year; $14,227 in office supplies; $10,153 associated with the maintenance of existing patents; $17,366 in telephone and cell phone expenses as a result of a reduction in staff; $10,802 in postage and shipping expenses; and $7,500 in investor relations expenses as a result of canceling our agreement in March 2008 with LC Group, an investor relation consulting firm.  These reductions were a result of our cost saving initiatives.

The total decrease is partially offset by increases of $85,935 in office rent expense and the corresponding entry to record the rent holiday as a deferred rent liability for the period of March 14, 2008 through June 30, 2008 (See Note 8 – Sale/Lease-Back of Building); $62,851 in consulting expenses during the period due primarily to the consulting agreement with our former CEO, Tim Hansen; $36,171 for our Director and Officer Insurance policy, which increased because we increased the coverage from $5 million to $10 million; and $22,132 in legal expenses associated with general corporate and securities matters.

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

Research and development expenses during the year ended June 30, 2008, were $2,080,265 representing a decrease of $9,232 or less than 1% from $2,089,497 during the year ended June 30, 2007.  Of the $2,080,265 and $2,089,497, compensation and related benefits comprised $1,024,852 (49%) and $1,475,076 (71%), respectively, representing a decrease of $450,224 or 31%.  Of the $1,024,852 and $1,475,076 compensation and related benefits, $13,067 (1%) and $40,672 (3%), respectively, were due to non-cash compensation associated with expensing stock options.

The research and development decrease of $9,232 is due primarily to a decrease of $450,224 in compensation and related benefits as a result of a reduction in staff and $63,705 in legal expenses as a result of less patent applications.  The total decrease is partially offset by increases of $399,752 in consulting expenses due to our requirements for consultants in the field of scientific and clinical disciplines; $90,867 primarily as a result of transferring parts that were in inventory to research and development; $7,876 in software expenses related to our advanced development of the CTLM®; and $3,490 in travel expenses due to increased travel to our U.S. clinical sites and to our International clinical collaboration sites.

Clinical expenses during the year ended June 30, 2008, were $254,653 representing a decrease of $3,142 or 1% from $257,795 as a result of continuing PMA process.

We expect a significant increase in our research and development expenses during the fiscal year ending June 30, 2009 due to increased costs associated with conducting clinical trials in the United States required for our PMA application.  We also expect our consulting expenses and professional fees to increase due to the costs associated with our PMA application.  See Item 1. Our Business - “Clinical Collaboration Sites Update”.

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

Sales and marketing expenses during the year ended June 30, 2008, were $1,067,655 representing a decrease of $283,866 or 21% from $1,351,521 during the year ended June 30, 2007.  Of the $1,067,655 and $1,351,521, compensation and related benefits comprised $176,005 (16%) and $412,283 (31%), respectively, representing a decrease of $236,278 or 57%.  Of the $176,005 and $412,283 compensation and related benefits, $1,919 (1%) and $29,946 (7%), respectively, were due to non-cash compensation associated with expensing stock options.

The sales and marketing decrease of $283,866 was due primarily to a decrease in compensation and related benefits of $236,278 as a result of the reduction in staff; $17,592 in representative office expense as a result of one-time costs during the prior period for our representative office in Beijing, China; $43,669 in travel expenses associated with sales and marketing related activities; $54,463 in trade show expenses due to a reduction in booth size at RSNA; $16,780 in advertising and promotion; $23,281 in regulatory expenses due to an adjustment with a former distributor who has ceased operations; $13,826 in public relations expense; and $4,107 in translation expenses as we completed the necessary translations in selected countries.  These reductions were a result of our cost saving initiatives.

The total decrease is partially offset by increases of $89,359 in freight expenses as a result of paying the Duty and VAT associated with two systems we shipped to China; and $26,425 in consulting expenses due to an increased reliance on outside sales consultants.

After we file our PMA application, we expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.  We plan to expand our sales and marketing department and will continue to maintain our representative office in Beijing, China to support sales and service for our distribution network in that country.

AGGREGATED OPERATING EXPENSES

Total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) during the year ended June 30, 2008, were $6,232,663 representing a decrease of $890,684 or 13% from $7,123,347 when compared to the operating expenses during the year ended June 30, 2007.  The overall reduction in expenses were a result of the implementation of cost saving initiatives.

Compensation and related benefits during the year ended June 30, 2008, were $2,862,334 representing a decrease of $1,115,586 or 28% from $3,977,920 during the year ended June 30, 2007 due to a reduction in staff.  Of the $2,862,334 and $3,977,920 compensation and related benefits, $170,119 (6%) and $431,313 (11%), respectively, were due to non-cash compensation associated with expensing stock options.  The net decrease of $1,115,586 was due to a decrease of cash compensation of $854,392 combined with a $261,194 decrease in the recording of non-cash compensation related to the expensing of stock options.

Inventory valuation adjustments during the year ended June 30, 2008, were $258,375 representing a decrease of $235,221 or 48% from $493,596 during the year ended June 30, 2007.  The decrease is due primarily to the recording of a one-time Inventory Reserve of $300,000 in fiscal year 2007.  See “Critical Accounting Policy – Inventory”.

Depreciation and amortization during the year ended June 30, 2008, were $181,812 representing an increase of $5,654 or 3% from $176,158 during the year ended June 30, 2007.

Interest expense during the fiscal year ended June 30, 2008, was $40,447 representing a decrease of $347,250 or 90% from $387,697 during the year ended June 30, 2007.  Because of the decreased use of our equity credit lines, we recorded less interest associated with the discount on our equity credit lines with Charlton Avenue, LLC (“Charlton”).  See Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters – “Financing/Equity Line of Credit”

Other income during the year ended June 30, 2008, was $7,827 representing a decrease of $242,174 or 97% from $250,001 during the year ended June 30, 2007.  The $7,827 represents the monthly rent expense and fees we charge Bioscan and the $250,001 represents payments for the technology transfer fee pursuant to the Bioscan Agreement (See Item 1 Our Business -“Laser Imager for Lab Animals”).

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

General and administrative expenses during the year ended June 30, 2007, were $3,012,575 representing a decrease of $353,851 or 11% from $3,366,426 during the year ended June 30, 2006.  Of the $3,012,575 and $3,366,426, compensation and related benefits comprised $2,090,560 (69%) and $2,228,994 (66%), respectively, representing a decrease of $138,434 or 6%.  Of the $2,090,560 and $2,228,994 compensation and related benefits, $360,695 (17%) and $481,556 (22%), respectively, were due to non-cash compensation associated with expensing stock options. The general and administrative decrease of $353,851 is due primarily to decreases of $138,434 in compensation and related benefits; $124,256 in consulting expenses as we did not incur any general and administrative consulting expenses during the period; $64,502 in proxy service expenses as a result of reduced printing charges due to the elimination of the color pages to the annual report and lower mailing costs due to online delivery of materials and shareholder voting during the period; and $18,027 in board meeting expenses as a result of fewer board of directors meetings and workshop days. These reductions were a result of our cost control measures.

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

Balance Sheet Data
We have financed our operations since inception by the issuance of equity securities with aggregate net proceeds of approximately $65,400,367 and through loan transactions in the aggregate net amount of $2,595,029.  Furthermore, we issued equity securities for the conversion of all outstanding convertible debentures in the aggregate net amount of $3,240,000.

Our combined cash and cash equivalents totaled $49,433 at June 30, 2008.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to obtain the PMA, the expected costs of commercializing our initial product, the CTLM®, and the time required for homologations from certain countries.

Our inventory, which consists of raw materials, work in process (including completed units under testing), finished goods less Inventory Reserve, totaled $647,169 at June 30, 2008 and $1,363,156 at June 30, 2007.  Raw materials used for research and development or other purposes are expensed and not included in inventory.  This decrease is primarily due to the reclassification of the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical Equipment, re-classification of parts totaling $90,818 to research and development and inventory valuation adjustments of $258,375 recorded during the year.  During the year ended June 30, 2007, we re-classed $121,094 from Inventory to Clinical Equipment to reflect systems on consignment for international demonstration, clinical collaboration, training and research.  We expect to recover our investment because the CTLM® represents a new technology for imaging the breast using a laser beam instead of ionizing x-ray to produce three dimensional images.  During fiscal year 2008, we have received encouraging results from our various clinical collaboration sites worldwide.  We expect over time that the CTLM® will gain worldwide acceptance in the medical community because its basis in science is Computed Tomography.  See Note 6 “Inventories”.

Our property and equipment, net, totaled $495,076 at June 30, 2008 and $2,030,795 at June 30, 2007.  The overall decrease of $1,535,719 is due primarily to the sale of our building during fiscal year 2008 (See Note 8 – Sale/Lease-Back of Building).

Our Intangible assets (formerly “Other assets”) totaled $239,235 at June 30, 2008 compared to $273,412 at June 30, 2007.  This decrease is due to the amortization of a patent licensing agreement.

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

We have financed our operating and research and development activities through several private placement transactions.  Net cash used for operating and product development expenses, which include our purchase of additional materials to continue the manufacture of CTLM® Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law was $4,705,988 during fiscal 2008, compared to net cash used by operating activities and product development of the CTLM® and related software development of $5,416,092 during fiscal 2007.  At June 30, 2008, we had working capital of ($77,137) compared to working capital of $1,137,115 at June 30, 2007.  On June 27, 2007, we borrowed the sum of $250,000 from Charlton Avenue LLC, and we repaid the loan plus a $20,000 premium on August 2, 2007.

If and when we receive a PMA from the FDA, which cannot be assured, we believe that, based on our current business plan approximately $5 million will be required above and beyond normal operating expenses over the next year to complete all necessary stages in order for us to market the CTLM® in the United States and foreign countries.  The $5 million will be used to purchase inventory, sub-contracted components, tooling and manufacturing templates and pay non-recurring engineering costs associated with preparation for full capacity manufacturing and assembly and marketing, advertising and promotion, training, ongoing regulatory expenses, and other costs associated with product launch.  We used the proceeds of $4.4 million from the sale/lease-back of our property to finance our current operations from August 2007 through May 2008.  See “Item 9B. Other Information”.  On April 21, 2008, we replaced our Fifth Private Equity Credit Agreement, which expired on March 21, 2008, with a new Sixth Private Equity Credit Agreement with Charlton.  On May 7, 2008, we filed an S-1 Registration Statement to provide a shelf registration for 50,000,000 common shares for use with the Sixth Private Equity Credit Agreement, which became effective on May 28, 2008.  See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters/Financing/Equity Line of Credit”.

During fiscal 2008, we raised a total of $490,000 less expenses through private placement transactions pursuant to our Sixth and Fifth Private Equity Credit Agreements.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to our need to obtain the PMA, the expected costs of commercializing our initial product, the CTLM®, and the expense of our continuing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  We plan to raise additional capital through our new Sixth Private Equity Credit Agreement dated April 21, 2008 or other sources of financing. In the event we are unable to draw from this new private equity line, alternative financing will be required to continue operations, and there is no assurance that we will be able to obtain alternative financing on commercially reasonable terms.  There is no assurance that, if and when Food and Drug Administration (“FDA”) marketing clearance is obtained, the CTLM® will achieve market acceptance or that we will achieve a profitable level of operations.

As of the date of this report, we have issued and outstanding 357,606,849 shares of common stock out of 450,000,000 authorized shares.  In addition, we have reserved approximately 23,726,561 shares to cover outstanding options.  We had anticipated that revenues would have been a significant source of cash by the date of this report, but commercialization has been slower than expected largely due to the delay in obtaining the PMA from the FDA, which we believe has depressed our stock price.  We were able to obtain relief from further dilution through the sale of common stock in connection with the use of our private equity credit agreement because we were able to use the proceeds received from the sale of our building from August 2007 through May 2008 to finance current operations.  In May 2008, we returned to equity funding through the use of our Sixth Private Equity Credit Agreement.
Capital expenditures for fiscal 2008 were $320,045 as compared to $16,500 for the prior year.  During fiscal 2008, we reclassified the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical equipment as these CTLM® systems continue to be used as clinical systems associated with the data collection for our PMA application with the FDA, which we plan to submit to the FDA in December 2008.  The expenditures relating to the purchases of computer and other equipment, office, warehouse and manufacturing fixtures and computer software totaled $8,793.  We anticipate that our capital expenditures for fiscal 2009 will be approximately $25,000.

During the year ending June 30, 2008, there were no changes in our existing debt agreements and we had no outstanding bank loans as of June 30, 2008.  Our annual fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are approximately $7.2 million, as of the date of this report, and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs, which are presently estimated at an aggregate of approximately $600,000 per month.  The foregoing projections are subject to many conditions, most of which are beyond our control.  Our future capital requirements will depend on many factors, including the following: the progress of our product development projects, the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in our existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish; and the development of commercialization activities and arrangements.

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

Financial Table of Contents

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors and
Stockholders of Imaging Diagnostic Systems, Inc.

We have audited the accompanying balance sheets of Imaging Diagnostic Systems, Inc. (A Development Stage Enterprise) as of June 30, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended June 30, 2008, 2007, 2006 and for the period December 10, 1993 (date of inception) to June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period December 10, 1993 (date of inception) to June 30, 2008 reflect total revenues and a net loss $2,072,875 and $96,116,977, respectively of the cumulative totals. The other auditors’ report has been furnished to us and our opinion, insofar as it relates to amounts included for such period, is based solely on the report of such other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2008 and 2007, and the results of its operations and cash flows for each of the years then ended June 30, 2008, 2007 and 2006 and for the period December 10, 1993 (date of inception) to June 30, 2008 in conformity with generally accepted accounting principles in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Imaging Diagnostic Systems, Inc.’s internal control over financial reporting as of June 30, 2008 and 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 11, 2008 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/  SHERB & CO, LLP

Certified Public Accountants

Boca Raton, Florida
September 12, 2008

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Balance Sheets

June 30, 2008 and 2007

ASSETS
	2008	2007
Current assets:
Cash and cash equivalents	$49,433	$477,812
Accounts receivable, net of allowances for doubtful accounts
of $67,000 and $29,967, respectively	39,718	119,866
Loans receivable	57,357	63,602
Inventories, net of reserve of $408,000 and $408,000, respectively	647,169	1,363,156
Prepaid expenses	55,368	36,784

Total current assets	849,045	2,061,220

Property and equipment, net	495,076	2,030,795
Intangible assets, net	239,235	273,412

Total assets	$1,583,356	$4,365,427

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$800,068	$585,991
Customer deposits	126,114	88,114
Short term debt	-	250,000

Total current liabilities	926,182	924,105

Long-Term Liabilities:
Commitments and contingencies	-	-
Deferred Rent Liability	85,935	-
Deferred Gain - Sale of Building	1,040,000	-

Total Long-Term liabilities	1,125,935	-

Total liabilities	2,052,117	924,105

Stockholders equity (Deficit):
Common stock, no par value; authorized 450,000,000 shares,
issued 325,517,468 and 311,538,038 shares, respectively	99,651,145	99,120,731
Additional paid-in capital	2,844,832	2,661,650
Deficit accumulated during the development stage	(102,964,738)	(98,341,059)

Total stockholders' equity (Deficit)	(468,761)	3,441,322

Total assets & stockholders' equity (Deficit)	$1,583,356	$4,365,427

See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Operations
				From Inception
				(December 10,
	Year Ended	Year Ended	Year Ended	1993) to
	June 30, 2008	June 30, 2007	June 30, 2006	June 30, 2008

Net Sales	$39,647	$65,136	$675,844	$2,072,875
Cost of Sales	20,944	17,870	316,189	885,559

Gross Profit	18,703	47,266	359,655	1,187,316

Operating Expenses:
General and administrative	2,644,556	3,012,575	3,366,426	52,610,301
Research and development	2,080,265	2,089,497	2,046,688	20,467,297
Sales and marketing	1,067,655	1,351,521	1,210,917	8,157,373
Inventory valuation adjustments	258,375	493,596	184,219	4,670,385
Depreciation and amortization	181,812	176,158	175,807	2,954,885
Amortization of deferred compensation	-	-	-	4,064,250

Total Operating Expenses	6,232,663	7,123,347	6,984,057	92,924,491

Operating Loss	(6,213,960)	(7,076,081)	(6,624,402)	(91,737,175)

Gain (Loss) on sale of fixed assets	1,609,525	-	(2,439)	1,612,671
Interest income	13,377	11,455	8,416	307,765
Other income	76,954	250,001	21,500	758,417
Other income - LILA Inventory	(69,127)	-	-	(69,127)
Interest expense	(40,447)	(387,697)	(565,797)	(6,989,528)

Net Loss	(4,623,678)	(7,202,322)	(7,162,722)	(96,116,977)

Dividends on cumulative preferred stock:
From discount at issuance	-	-	-	(5,402,713)
Earned	-	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(4,623,678)	$(7,202,322)	$(7,162,722)	$(102,964,737)

Net Loss per common share:
Basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.97)

Weighted average number of
common shares outstanding:
Basic and diluted	318,673,749	271,667,256	218,846,738	106,483,084

See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity

From December 10, 1993 (date of inception) to June 30, 2008
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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2008
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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2008
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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2008
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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2008
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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2008
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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2008
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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2008
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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2008
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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Continued)

From December 10, 1993 (date of inception) to June 30, 2008
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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockhoders' Equity (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2008
						Deficit
						Accumulated
	Preferred Stock (**)		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at June 30, 2007	-	-	311,538,038	99,120,731	2,661,650	(98,341,059)	-	-	3,441,322

Common stock issued - line of equity transactions	-	-	13,979,430	530,414	-	-	-	-	7,409,543

Fair Value of Stock Option Expenses	-	-	-	-	183,182	-	-	-	183,182

Net loss	-	-	-	-	-	(4,623,679)	-	-	(4,623,679)

Balance at June 30, 2008	-	-	325,517,468	99,651,145	2,844,832	(102,964,738)	-	-	(468,761)

** See Note 16 for a detailed breakdown by Series.
See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

Statement of Cash Flows

				From Inception
				(December 10,
	Year Ended	Year Ended	Year Ended	1993) to
	June 30, 2008	June 30, 2007	June 30, 2006	June 30, 2008

Net loss	$(4,623,679)	$(7,202,322)	$(7,162,722)	$(96,116,978)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization	181,812	176,158	183,450	2,962,528
(Gain) Loss on sale of fixed assets	(1,609,525)	-	2,439	(1,612,671)
Extinguishment of debt	-	-	(21,500)	(431,462)
Inventory valuation adjustment	258,375	493,596	184,219	4,670,385
Amoritization of deferred compensation	-	-	-	4,064,250
Noncash interest, compensation and consulting services	40,414	367,698	565,373	18,979,983
Fair Value of Stock Option Expenses	183,182	431,313	632,557	1,247,052
(Increase) decrease in accounts and
loans receivable - employees, net	49,360	332,267	(266,590)	(202,760)
Increase (decrease) in allowance for
doubful account	37,033	(10,033)	40,000	67,000
(Increase) decrease in inventories, net	457,612	(85,942)	(55,625)	(2,380,385)
(Increase) decrease in prepaid expenses	(18,584)	6,062	(8,659)	(55,368)
(Increase) decrease in other assets	-	-	-	(306,618)
Increase (decrease) in accounts payable and
accrued expenses	214,077	26,997	(224,974)	965,502
Increase (decrease) in other current liabilities	38,000	48,114	10,000	126,114
Increase in deferred rent liability	85,935	-	-	85,935

Total adjustments	(82,309)	1,786,230	1,040,690	28,179,485

Net cash used for operating activities	(4,705,988)	(5,416,092)	(6,122,032)	(67,937,493)

Cash flows from investing activities:
Proceeds from sale of property & equipment	4,357,654	-	104	4,387,615
Prototype equipment	-	-	-	(2,799,031)
Capital expenditures	(320,045)	(16,500)	(20,079)	(4,786,765)

Net cash used for investing activities	4,037,609	(16,500)	(19,975)	(3,198,181)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	-	(50,289)
Proceeds from convertible debenture	-	-	-	3,240,000
Proceeds from (repayments) loan payable, net	(250,000)	250,000	-	2,595,029
Proceeds from issuance of preferred stock	-	-	-	18,039,500
Proceeds from exercise of stock options	-	-	-	903,989
Net proceeds from issuance of common stock	490,000	4,192,717	6,844,171	46,456,878

Net cash provided by financing activities	240,000	4,442,717	6,844,171	71,185,107

Net increase (decrease) in cash and cash equivalents	(428,379)	(989,875)	702,164	49,433

Cash and cash equivalents at beginning of period	477,812	1,467,687	765,523	-

Cash and cash equivalents at end of period	$49,433	$477,812	$1,467,687	$49,433

See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

Statement of Cash Flows (Continued)

				From Inception
				(December 10,
	Year Ended	Year Ended	Year Ended	1993) to
	June 30, 2008	June 30, 2007	June 30, 2006	June 30, 2008
Supplemental disclosures of cash
flow information:

Cash paid for interest	$-	$-	$-	$215,962

Supplemental disclosures of noncash
investing and financing activities:

Issuance of common stock and options
in exchange for services	$-	$-	$-	$6,306,350

Issuance of common stock as loan fees in
connection with loans to the Company	$-	$-	$-	$293,694

Issuance of common stock as satisfaction of
loans payable and accrued interest	$-	$-	$-	$3,398,965

Issuance of common stock as satisfaction of
certain accounts payable	$-	$-	$-	$257,892

Issuance of common stock in
exchange for property and equipment	$-	$-	$-	$89,650

Issuance of common stock and other current liability
in exchange for patent liceensing agreement	$-	$-	$-	$581,000

Issuance of common stock for
compensation	$-	$-	$-	$2,691,788

Issuance of common stock through
exercise of incentive stock options	$-	$-	$-	$3,117,702

Issuance of common stock as
payment for preferred stock dividends	$-	$-	$-	$507,645

Acquisition of property and equipment
through the issuance of a capital
lease payable	$-	$-	$-	$50,289

See accompanying notes to the financial statements.

Financial Table of Contents

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

The Company is a development stage enterprise and during fiscal year ending June 30, 2008, utilized the proceeds of $4.4 million from the sale and lease-back of it’s property in Plantation, FL (See Note 22).  As additional working capital will be required, the Company will obtain such capital through the use of its Sixth Private Equity Credit Agreement and other sources of financing.  Since January 2003, the Company has had revenues of $2,072,875 from the sale of its CTLM® Breast Imaging System.  There is no assurance that once the development of the CTLM® device is completed and finally receives Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.

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

Financial Table of Contents

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

Our allowance for doubtful accounts increased to $67,000 as of June 30, 2008 from $29,967 in the prior fiscal year.

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

Due to recent technological advances resulting in overall lower costs for certain inventory components; the Company has reduced these components of its inventory to their net realizable value.  The inventory valuation adjustments are reflected in the statement of operations and amounted to $258,375, $493,596, $184,219, and $4,670,385, for the years ended June 30, 2008, 2007 and 2006, and for the period December 10, 1993 (date of inception) to June 30, 2008, respectively.

Financial Table of Contents

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i) Patent license agreement

The patent license agreement will be amortized over the seventeen-year life of the patent, the term of the agreement.  See Note 2(m) Intangible Assets for disclosure on impairment policy.

(j) Stock-based compensation

The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $183,182, $431,313 and $632,558, respectively, in additional compensation expense for the twelve months ended June 30, 2008, 2007, and 2006.

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

From Inception
(December 10,
1993) to
June 30, 2005
(Restated)
Net loss to common shareholders,
as reported	$ (83,976,015)

Less: stock-based employee compensation
determined under the fair value method,
net of income tax effect	5,537,149

Net loss to common shareholders,
pro forma	$ (89,513,164)

Basic and diluted loss per share -
As reported	$ (1.02)

Pro forma	$ (1.09)

For purposes of the preceding pro forma disclosures, the weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options-pricing model with the weighted average assumptions listed below used for grants in 2008, 2007 and 2006, respectively.

	Year Ended	Year Ended	Year Ended
	June 30, 2008	June 30, 2007	June 30, 2006
Volatility	63.32%	72.34%	71.11%
Risk Free Interest Rate	5%	5%	4%
Expected Term	8 yrs	8 yrs	8 yrs

Our expected term assumption of eight years for the year ended June 30, 2008, was based upon the guidance provided by SEC Staff Accounting Bulletin 107 enabling us to use the simplified method for “plain vanilla” options for this calculation.  This provision was allowed to be used for grants made on or before December 31, 2007.  On December 21, 2007, the SEC issued Staff Accounting Bulletin 110 which extended the timeframe we will have to use the simplified method on an interim basis.  The SEC will suspend use of this method once detailed information on exercise terms become readily available.  We then will be required to estimate the expected term of an option using historical data.

See Note 19 – Stock Options

Financial Table of Contents

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

The Company has determined that no impairment losses need to be recognized through the fiscal year ended June 30, 2008.

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The impairment analysis for patents can be very subjective as we rely upon signed distribution, dealer or license agreements with variable cash flows to substantiate the recoverability of these long-lived assets.  In our analysis we also take into account our position as a world-wide market leader in CT optical tomography; net sales of CTLM® systems of $2,072,875 since January 2003; the growing acceptance of our technology with over 14,000 scans performed world-wide; approvals or product registration in the following countries: CE Mark for the European Union, Canada, Peoples Republic of China, Argentina, Brazil and Colombia.  We believe the fair value of our patent license clearly exceeds the carrying amount of $239,235.

We have recorded accumulated amortization of $341,765 with a balance remaining of $239,235, which will be amortized over the next seven years at $8,544 per quarter.  We will continue to test for impairment on an annual basis or more frequently if events and circumstances change using the guidance provided in FAS-142.  Examples of such events and circumstances are:

•	A significant adverse change in legal factors or in the business climate
•	An adverse action or assessment by a regulator
•	Unanticipated competition
•	Loss of key personnel
•	An expectation that all or a significant portion of a reporting unit will be sold or otherwise disposed of.

Based on our analysis, we determined that there was no impairment as of June 30, 2008.

(n) Warranty Reserve

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

	Year Ended	Year Ended	Year Ended
	June 30, 2008	June 30, 2007	June 30, 2006
Warranty Reserve	$8,502	$14,952	$24,799

    (o) Deemed preferred stock dividend

The accretion resulting from the incremental yield embedded in the conversion terms of the convertible preferred stock is computed based upon the discount from market of the common stock at the date the preferred stock was issued.  The resulting deemed preferred stock dividend subsequently increases the value of the common shares upon conversion.

Financial Table of Contents

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

(q) Comprehensive income

SFAS 130, “Reporting Comprehensive Income”, requires a full set of general-purpose financial statements to be expanded to include the reporting of “comprehensive income”.  Comprehensive income is comprised of two components, net income and other comprehensive income.  For the period from December 10, 1993 (date of inception) to June 30, 2008, the Company had no items qualifying as other comprehensive income.

(r) Impact of recently issued accounting standards

All other issued but not yet effective accounting pronouncements have been deemed to be not applicable hence when adopted these new accounting pronouncements are not expected to have any impact on the financial position of the company.

In April 2008, the Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets, was finalized.  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The Position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions.  The Company is currently evaluating the provisions of FSP No. 142-3 and the resulting impact of adoption on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes the principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree.  SFAS No. 141R also establishes the disclosure requirements for a business combination.  The provisions of SFAS No. 141R are effective for the Company’s 2010 fiscal year, beginning on July 1, 2009.  The Company is currently evaluating the provisions of SFAS No.141R and the resulting impact of adoption on its financial statements.
Also in December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 07-1, Accounting for Collaborative Arrangements. EITF 07-1 defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  The provisions of EITF 07-1 are effective for the Company’s 2010 fiscal year, beginning on July 1, 2009. The Company is currently evaluating the provisions of EITF 07-1 and the resulting impact of adoption on its financial statements.

Financial Table of Contents

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

(3)           OTHER INCOME

During the fiscal year ending June 30, 2008 the Company recorded $7,827 as Other Income which represents the monthly rent expense and fees we charged Bioscan Inc.  During the fiscal year ending June 30, 2007, the Company sold its LILA technology to Bioscan Inc. for the sum of $250,001 which we received and recorded as Other Income.

Financial Table of Contents

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

We have commenced our planned principal operations of the manufacture and sale of our sole product, the CTLM®, CT Laser Mammography System. We are continuing to appoint distributors and are installing systems under our clinical collaboration program as part of our global commercialization program.  We have sold a total of 13 systems as of June 30, 2008; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  Should additional working capital be required, the Company will obtain such capital through the use of its Sixth Private Equity Credit Agreement and other sources of financing (See Note 22).  We have to create product awareness as a foundation to developing our markets through our existing distributor network and through the appointment of additional distributors and the training of their field service engineers.  We would be able to exit SFAS 7 Development Stage Enterprise reporting upon having sufficient revenues for two successive quarters such that we would not have to utilize our Sixth Private Equity Credit Agreement or alternative funding sources for capital to cover our quarterly operating expenses.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(6)           INVENTORIES

Inventories consisted of the following:

	June 30,
	2008	2007
Raw materials consisting of purchased parts, components and supplies	$578,144	$848,254
Work-in process including units undergoing final inspection and testing	28,939	44,058
Finished goods	448,086	878,844

Sub-Total Inventories	$1,055,169	$1,771,156

Less Inventory Reserve	(408,000)	(408,000)

Total Inventory - Net	$647,169	$1,363,156

We review our Inventory for parts that have become obsolete or in excess of our manufacturing requirements and our Finished Goods for valuation pursuant to our Critical Accounting Policy for Inventory.  For the fiscal year ending June 30, 2008 since such finished goods are being utilized for collecting data for the PMA, we reclassified the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical equipment.  For the fiscal year ending June 30, 2007 we had identified $408,000 of Inventory that we deem impaired due to the lack of inventory turnover.

(7)           PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	June 30,
	2008	2007
Furniture and fixtures	$262,264	$262,264
Building and land (See Note 8)	-	2,092,529
Computers, equipment and software	425,642	416,849
CTLM® software costs	352,932	352,932
Trade show equipment	298,400	298,400
Clinical equipment	432,346	121,094
Laboratory equipment	212,560	212,560

Total Property & Equipment	1,984,144	3,756,628
Less: accumulated depreciation	(1,489,068)	(1,725,833)

Total Property & Equipment - Net	$495,076	$2,030,795

For the fiscal year ending June 30, 2008, we reclassified the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical equipment as these CTLM® systems continue to be used as clinical systems associated with the data collection for our PMA application with the FDA which we plan to submit to the FDA in December 2008.

For the fiscal year ending June 30, 2007, we reclassified the net realizable value of $121,094 of CTLM® systems in Inventory to Clinical equipment as these CTLM® systems continue to be used as product demonstrators and for international clinical collaboration.

The estimated useful lives of property and equipment for purposes of computing depreciation and amortization are:

Financial Table of Contents

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

(8)           SALE/LEASE-BACK OF BUILDING

On March 31, 2008, we closed the sale of our commercial building at 6531 NW 18th Court, Plantation, Florida for $4.4 million to Bright Investments LLC (“Bright”), an unaffiliated third-party and a sister company to Superfun B.V.  Pursuant to FAS-98, we recorded the sale, removed the sold property and its related liabilities from the Balance Sheet and deferred the gain over the five year term of the operating lease in accordance with the provisions of FAS-13 amended by FAS-28.  We computed the amount of gain on the sale portion of the sale/lease-back in accordance with the provisions of FAS-66.  In this regard, we recorded a gain of $1,609,525 and recorded a deferred gain of $1,040,000, which is the present value of the lease payments over the five year term of the lease.  We will amortize the deferred gain in proportion to the gross rental charged to expense over the lease term.  The lease provided a six-month rent holiday with rent payments commencing on September 14, 2008.  To account for the rent holiday, we recorded $13,935 for Rent Expense and accrued that amount as a deferred rent liability.  From April 1st to September 14th, we will continue to record rent expense of $24,000 per month and accrue that amount as a deferred rent liability. The $144,000 deferred rent liability will be amortized on a straight-line basis over the lease term.

On April 29, 2008, as part of our cost saving initiatives, we gave six months prior written notice of termination of our lease of our Plantation, Florida facility.  On June 2, 2008, we executed a Business Lease Agreement with Ft. Lauderdale Business Plaza Associates, an unaffiliated third-party, for 9,870 square feet of commercial office and manufacturing space at 5307 NW 35th Terrace, Ft. Lauderdale, Florida. (See Note 14 - Leases)

(9)           INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,
	2008	2007

Patent license agreement, net of accumulated
amortization of $341,765 and $307,588 respectively	$239,235	$273,412
UL & CE approvals, net of accumulated amortization of $8,225
and $8,225 respectively	-	-

Totals	$239,235	$273,412

During June 1998, the Company signed an exclusive Patent License Agreement with its former chief executive officer. (See Note 22)  The officer was the originator of patents issued on December 2, 1997 which covers some of the technology of the CTLM®.  Pursuant to the terms of the agreement, the Company was granted the exclusive right to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize and practice the Patent, all improvements thereto and all technology related to the process, throughout the world.  The license shall apply to any extension or re-issue of the Patent.  The term of license is for the life of the Patent and any renewal thereof, subject

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(9)           INTANGIBLE ASSETS (Continued)

to termination, under certain conditions.  As consideration for the License, the Company issued to the officer 7,000,000 shares of common stock (See Note 18). The License agreement has been recorded at the historical cost basis of the chief executive officer, who owned the patent.  The amortization expense for the year ended June 30, 2008 for the patent license agreement is $34,176, with a balance to be amortized over the remaining life of the patent which is seven (7) years.  We will review the value of this patent and test it for impairment on an annual basis.  No impairment of this intangible asset was identified for the fiscal year ending June 30, 2008.

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

(10)           ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,
	2008	2007

Accounts payable - trade	$658,524	$329,391
Accrued property taxes payable	30,819	30,819
Accrued compensated absences	47,409	138,868
Accrued wages payable	21,855	-
Other accrued expenses	41,461	86,913

Totals	$800,068	$585,991

(11)           CUSTOMER DEPOSITS

Customer deposits consisted of the following:

	June 30,
	2008	2007

Customer deposits	$126,114	$88,114

Total	$126,114	$88,114

Deposits received from customers are identified and accounted for as customer deposits and are presented as both a current asset and an offsetting current liability on our balance sheet.  In the event of a cancellation or termination of a customers’ order, the deposit is refunded less any fees previously agreed to.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(12)           SHORT-TERM DEBT

Short-term debt consisted of the following:

	June 30,
	2008	2007

Loan payable	$-	$250,000

Total	$-	$250,000

The Company executed a promissory note dated June 27, 2007 for $250,000 from Charlton Avenue. LLC., which was repaid in full on August 2, 2007.  The Company has no other short-term debt.

(13)           EQUITY LINE OF CREDIT

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

On January 9, 2004, the Company entered into a new “Fourth Private Equity Credit Agreement” which replaced the prior private equity agreements.  The terms of the Fourth Private Equity Credit Agreement were more favorable to the Company than the terms of the prior Third Private Equity Credit Agreement.  The new, more favorable terms were: (i) The put option price was 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche, while the prior Third Private Equity Credit Agreement provided for 91%, ii) the commitment period was two years from the effective date of a registration statement covering the Fourth Private Equity Credit Agreement shares, while the prior Third Private Equity Credit Agreement was for three years, (iii) the maximum commitment was $15,000,000, (iv) the minimum amount the Company was required to draw through the end of the commitment period was $1,000,000, while the prior Third Private Equity Credit Agreement minimum amount was  $2,500,000, (v) the minimum stock price requirement was controlled by the Company as it had the option of setting a floor price for

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(13)           EQUITY LINE OF CREDIT (Continued)

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(13)           EQUITY LINE OF CREDIT (Continued)

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

During the year ended June 30, 2008, an additional $275,000 of common stock was sold under the terms of the Fifth Private Equity Credit Agreement and the Company issued a total of 7,726,647 shares of common stock.  The Company recorded a total of $23,782 of deemed interest expense as a result of the 7% discount off the market price under the Fifth Private Equity Credit Agreement.

During the year ended June 30, 2008, an additional $215,000 of common stock was sold under the terms of the Sixth Private Equity Credit Agreement and the Company issued a total of 6,252,783 shares of common stock.  The Company recorded a total of $16,665 of deemed interest expense as a result of the 7% discount off the market price under the Fifth Private Equity Credit Agreement.

(14)           LEASES

The Company leases certain office equipment under capital leases expiring in future years.  Minimum future lease payments under the non-cancelable operating lease having a remaining term in excess of one year as of June 30, 2008 are as follows:

Total rent expense for capital leases amounted to $5,239, $7,749, and $9,090 for the years ended June 30, 2008, 2007 and 2006, respectively, and $371,726 from inception (December 10, 1993) to June 30, 2008.

Total rent expense for operating leases amounted to $85,935, $0 and $0 for the years ended June 30, 2008, 2007 and 2006, respectively, and $85,935 from inception (December 10, 1993) to June 30, 2008.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(14)           LEASES (Continued)

	Payments Due by Fiscal Year

	Total	2009	2010	2011	2012	2013
Capital Lease Obligations	$14,485	$3,888	$3,888	$3,888	$2,821	$-

Operating Lease -	$38,160	$38,160	$-	$-	$-	$-
Bright Investments, LLC

Operating Lease –	$643,392	$102,442	$127,414	$132,489	$137,773	$143,273
Fort Lauderdale Business
Plaza Associates

Operating Lease – Bright Investments, LLC
On September 13, 2007, we entered into an agreement with an unaffiliated third-party for the sale and lease-back of our property at 6531 N.W. 18th Court, Plantation, Florida.  On March 31, 2008, we closed the sale of our commercial building for $4.4 million to Bright Investments LLC, an unaffiliated third-party and a sister company to Superfun B.V.  Terms of the triple net lease were five years with the first monthly rent payment due six months from the commencement date of the lease.  The monthly rent for the base year is $24,000 plus applicable sales tax.  During the term and any renewal term of the lease, the minimum annual rent shall be increased each year.  Commencing with the first day of the second lease year and on each lease year anniversary thereafter, the minimum annual rent shall be cumulatively increased by $24,000 per each lease year or $2,000 per month plus applicable sales tax.  Either party may cancel the lease without penalty or fault upon 180 days prior notice given to the other party. On April 29, 2008, we gave six months prior written notice of termination of our lease of our Plantation, Florida facility as part of our cost cutting initiatives.

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

Operating Lease – Fort Lauderdale Business Plaza Associates
On June 2, 2008, the Company executed a Business Lease Agreement with Ft. Lauderdale Business Plaza Associates, an unaffiliated third-party, for 9,870 square feet of commercial office and manufacturing space at 5307 NW 35th Terrace, Ft. Lauderdale, Florida.  The term of the lease is five years and one month with the first monthly rent payment due September 1, 2008 with an option to renew for one additional period of three years.  The monthly base rent for the initial year is $6,580.00 plus applicable sales tax.  During the term and any renewal term of the lease, the base annual rent shall be increased each year.  Commencing with the first day of August 2009 and each year thereafter, the base annual rent shall be cumulatively increased by 3.5% each lease year plus applicable sales tax.  IDSI will also be obligated to pay as additional rent its pro-rata share of all common area maintenance expenses which is estimated to be $3,084.37 per month for the first 12 months of the lease.  The total monthly rent including Florida sales tax for the first 12 months is $10,244.23.  Upon the execution of the lease, we paid the first month’s rent of $10,244.23 and a security deposit of $13,160.00.  The Lease Agreement is attached as Exhibit 10.84.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(15)           INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses.  The Company has unused tax loss carryforwards of approximately $80,000,000 to offset future taxable income.  Such carryforwards expire in years beginning 2014 through 2028.  There would be no limitation as to the utilization of the net operating losses in future years resulting from the issuance of additional common stock during the fiscal year ended June 30, 2008.  The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $30,400,000 and $28,724,000 at June 30, 2008 and 2007, respectively.  The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain.  The net change in the deferred tax asset and valuation allowance from July 1, 2007 to June 30, 2008 was an increase of approximately $1,676,000. The reconciliation of income tax computed at the U.S. federal statutory rate of 35% and the state rate net of federal benefit of 3%, has been offset by permanent differences relating to stock option expense and the discount recorded on the equity lines of credit in the amount of 15% per annum and by a full valuation allowance against the related net operating loss for each of the respective years then ended.

(16)           REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(17)           CONVERTIBLE PREFERRED STOCK

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(17)           CONVERTIBLE PREFERRED STOCK (Continued)

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(17)           CONVERTIBLE PREFERRED STOCK (Continued)

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(17)           CONVERTIBLE PREFERRED STOCK (Continued)

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

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of June 30, 2008, including certain additional information with respect to the deemed preferred stock dividends that were calculated as a result of the discount from market for the conversion price per share:

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(17) COVERTIBLE PREFERRED STOCK (Continued)

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(18)           COMMON STOCK

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(18)           COMMON STOCK (Continued)

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(18)           COMMON STOCK (Continued)

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(18)           COMMON STOCK (Continued)

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(18)           COMMON STOCK (Continued)

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(18)           COMMON STOCK (Continued)

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(18)           COMMON STOCK (Continued)

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

During the year ended June 30, 2008, the Company issued a total of 13,979,430 shares ($490,000) of its common stock.  The common stock issued through the equity line of credit (See Note 13) accounted for the issuance of 13,979,430 shares ($490,000).

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(19)           STOCK OPTIONS

The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future.  In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  The Company cannot assess its forfeiture rate at this time.

The Company continues to use an expected term of eight years as provided by Staff Accounting Bulletin 110.  Our expected term assumption of eight years for the year ended June 30, 2008, was based upon the guidance provided by SEC Staff Accounting Bulletin 107 enabling us to use the simplified method for “plain vanilla” options for this calculation.  This provision was allowed to be used for grants made on or before December 31, 2007.  On December 21, 2007, the SEC issued Staff Accounting Bulletin 110 which extended the timeframe we will have to use the simplified method on an interim basis.  The SEC will suspend use of this method once detailed information on exercise terms become readily available.  We then will be required to estimate the expected term of an option using historical data by analyzing its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  The impact of applying SFAS No. 123R approximated $183,182, $431,313 and $632,558, respectively, in additional compensation expense for the twelve months ended June 30, 2008, 2007, and 2006.

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(19)           STOCK OPTIONS (Continued)

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(19)           STOCK OPTIONS (Continued)

Employee Plan (Continued)
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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(19)           STOCK OPTIONS (Continued)

Employee Plan (Continued)
Outstanding at June 30, 2007	8,408,597.96	8,590,415.22
Granted		2,336,526.05
Exercised
Canceled	(29,750)	(2,707,852)	.14

Outstanding at June 30, 2008	8,378,847.90	8,219,089.20

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(19)           STOCK OPTIONS (Continued)

Director Plan (Continued)
Outstanding at June 30, 2006	500,000.39	2,300,000.40
Granted	-	800,000.08
Exercised	-	-
Canceled	-	-

Outstanding at June 30, 2007	500,000.39	3,100,000.32
Granted	-	600,000.05
Exercised	-	-
Canceled	-	-

Outstanding at June 30, 2008	500,000.39	3,700,000.27

A summary of the vested and exercisable stock options of the Company is presented as follows:

	June 30, 2008	June 30, 2007	June 30, 2006
Employee ISO	8,367,819	8,377,119	8,023,860
Director ISO	500,000	500,000	500,000
Employee Non-Statutory	5,723,630	3,748,584	2,261,800
Director Non-Statutory	3,600,000	2,550,000	1,750,000

Total	18,191,449	15,175,703	12,535,660

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(19)	STOCK OPTIONS (Continued)

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(19)	STOCK OPTIONS (Continued)

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(19)	STOCK OPTIONS (Continued)

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(19)	STOCK OPTIONS (Continued)

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

At various dates during the year ended June 30, 2008, the Company issued to various employees Non-Statutory options to purchase 2,336,526 shares of common stock at prices ranging from $.042 to $.084.  The exercise price was established as the fair market value of the common stock on the date of grant for employees.  Options granted during the fiscal year ended June 30, 2008 vest over varying periods from one year up to three years from the date of grant.  The options expire ten years from the grant date.

At various dates during the year ended June 30, 2008, the Company issued to its Directors Non-Statutory options to purchase 600,000 shares of common stock at prices ranging from $.05 to $.051.  The options expire in ten years and shall become exercisable on a quarterly pro-rata basis (50,000 shares) from the date of grant.  In connection with the resignations of the three outside directors, we agreed to vest their respective options for 200,000 shares each which we granted in late 2007 and early 2008.  Options issued to the Directors are not intended to be incentive stock options pursuant to Section 422 of the Internal Revenue Code.

In connection with the sale of our commercial property to Bright Investments, LLC, we agreed to grant a two-year Non-Qualified option to purchase 3,000,000 shares of common stock at $.035 upon the receipt of the down payment which was August 2, 2007.

For the fiscal year ending June 30, 2008, the total compensation for options recorded was $183,182.  We have $79,633 of non-cash unvested stock option compensation remaining to be expensed over the next three years.  These unvested options are being expensed each quarter over the remaining vesting periods.

The following table summarizes information about all of the stock options outstanding at June 30, 2008:

	Outstanding options			Exercisable options
		Weighted
		average
Range of		remaining	Weighted		Weighted
exercise prices	Shares	life (years)	avg. price	Shares	avg. price
$.035 - 1.25	22,690,386	3.83	$.36	17,083,899	$.47
1.26 - 2.49	107,550	1.63	.56	107,550	.56
2.50 - 2.85	1,000,000	2.00	2.85	1,000,000	2.85

$.035 - 2.85	23,797,936	3.74	$.46	18,191,449	$.60

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(19)           STOCK OPTIONS (Continued)

At June 30, 2008, the Company has issued options pursuant to four different stock option plans, which have been previously described.  On July 26, 2007 the Board adopted the 2007 Non-Statutory Stock Option Plan which will be submitted to the shareholders for adoption within one year.  Options granted to our CEO and directors after January 1, 2007 were inadvertently granted pursuant to the 2004 Non-Statutory Stock Option Plan which had reached the maximum number of options that may be granted.  Therefore, the Company provided amendments to those stock option agreements changing the Plan from the 2004 Plan to the 2007 Plan.

(20)           CONCENTRATION OF CREDIT RISK

During the year, the Company has maintained cash balances in excess of the Federally insured limits.  The funds are with a major money center bank.  Consequently, the Company does not believe that there is a significant risk in having these balances in one financial institution.  The cash balance with the bank at June 30, 2008 was $49,433.

(21)           FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments.  After a review of our accounts receivable, the Company has recorded an allowance of $67,000 for doubtful accounts.  The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities.  At June 30, 2008 and 2007, the aggregate fair value of the Company’s debt obligations approximated its carrying value.

(22)           COMMITMENTS AND CONTINGENCIES

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

On April 28, 2008, the Company entered into a two-year employment agreement with Linda B. Grable, our Chief Executive Officer.  The Agreement is for a two-year term commencing April 16, 2008, and provides an annual base salary of $144,000.

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(23)           SUBSEQUENT EVENTS - UNAUDITED

From July 1, 2008 through September 12, 2008, we raised a total of $585,000 after expenses through the sale of 27,089,381 shares of common stock to Charlton pursuant to our Sixth Private Equity Credit Agreement.

The Company has entered into agreements with various distributors located throughout Europe, Asia and South America to market the CTLM® device. The terms of these agreements range from eighteen months to three years. The Company has the right to renew the agreements, with renewal periods ranging from one to five years.

Senior Secured Convertible Debentures

On August 1, 2008, we entered into a Securities Purchase Agreement  (the “Purchase Agreement”) with an unaffiliated third party, Whalehaven Capital Fund Limited (“Whalehaven”), relating to a private placement (the “Private Placement”) of a total of up to $800,000 in principal amount of one-year 8% Senior Secured Convertible Debentures (the “Debentures”).  We are required to file within 30 days an S-1 Registration Statement (the “Registration Statement”) covering the shares of common stock underlying the Debentures and related Warrants pursuant to the terms of a Registration Rights Agreement dated August 1, 2008, between IDSI and Whalehaven;however with Whalehaven’s consent, plan to file the Registration Statement promptly after the filing of this Annual Report on Form 10-K.

The Agreement provides for the sale of the Debentures in two closings.  The first closing, which occurred on August 4, 2008, was for a principal amount of $400,000.  The second closing would be for up to $400,000 and would occur within the earlier of five business days following the effective date of the Registration Statement and December 1, 2008, provided that the closing conditions in the Purchase Agreement have been met.  We have the option to use our existing equity credit line until the Registration Statement is declared effective.  The Private Placement, after the two closings, would generate gross proceeds of $736,000 after placement agent fees but before other expenses associated with the transaction.  Whalehaven has the option to purchase an additional $1,200,000 of Debentures on substantially the same terms.

Prior to maturity, the Debentures will bear interest at the rate of 8% per annum, payable quarterly in cash or, at our option, in shares of common stock based on the then-existing market price.

The Debentures may be converted in whole or in part at the option of the holder any time after the closing date into our Common Stock at the lesser of (i) the closing price of the shares on the closing date (“fixed conversion price”) or (ii) 80% of the 3 lowest bid prices during the 10 consecutive trading days immediately preceding a conversion date.

At any time after closing, we may redeem for cash, upon written notice, any and all of the outstanding Debentures at a 25% premium of the principal amount plus accrued and unpaid interest on the Debentures to be redeemed.

Our obligations under the Agreement provide that the Debentures are secured by a pledge of substantially all of our assets pursuant to a Security Agreement dated August 1, 2008 between IDSI and Whalehaven.

Pursuant to the first closing of the Private Placement, we issued to Whalehaven five-year Warrants to purchase 22,222,222 shares of the Company’s common stock, equal to 50% of the number of shares of our common stock underlying the Debentures assuming a fixed conversion price.  The exercise price of these Warrants is $0.0228, i.e.,120% of the market price on the closing date.  The Warrants are subject to cashless exercise at Whalehaven’s option.  Comparable Warrants are issuable in connection with the second closing.

We are obligated to pay a placement agent fee equal to 8% in cash at each closing date.  The placement agent shall also receive a Warrant to purchase common stock equal to 12% of Whalehaven’s Warrants with an exercise price equal to Whalehaven’s exercise price.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(24) Selected Quarterly Financial Data (Unaudited)

Fiscal 2008
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007

Net Sales	$-	$2,695	$9,409	$27,543
Gross Profit	$-	$-	$4,876	$13,827
Operating Loss	$(1,464,692)	$(1,584,063)	$(1,683,645)	$(1,481,560)

Net loss applicable to
common shareholders	$(1,479,191)	$37,762	$(1,683,975)	$(1,498,274)

Net Loss per common share	$(0.00)	$0.00	$(0.01)	$(0.00)
Weighted avg. no. of common shares,
Basic & Diluted	318,673,749	319,185,450	318,303,887	316,602,013

Cash and Cash Equivalents	$49,433	$771,633	$428,643	$1,304,040
Total Assets	$1,583,356	$2,622,194	$4,128,400	$5,135,678
Deficit accumulated during
the development stage	$(102,964,738)	$(101,485,828)	$(101,523,588)	$(99,839,333)
Stockholders' Equity	$(468,761)	$722,018	$660,376	$2,242,352

Fiscal 2007
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006

Net Sales	$16,365	$25,236	$3,673	$19,862
Gross Profit	$12,115	$18,710	$1,763	$14,678
Operating Loss	$(1,940,854)	$(1,612,451)	$(1,902,461)	$(1,620,315)

Net loss applicable to
common shareholders	$(2,047,351)	$(1,556,376)	$(1,944,629)	$(1,653,966)

Net Loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted avg. no. of common shares,
Basic & Diluted	271,667,256	279,782,438	258,612,545	248,208,822

Cash and Cash Equivalents	$477,812	$598,923	$476,252	$542,322
Total Assets	$4,365,427	$4,999,963	$5,008,679	$5,242,328
Deficit accumulated during
the development stage	$(98,341,059)	$(96,293,708)	$(94,737,332)	$(92,792,703)
Stockholders' Equity	$3,441,322	$4,269,812	$4,157,688	$4,587,701

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company's internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of June 30, 2008 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of June 30, 2008.

The Company’s external auditors, Sherb & Co. LLP, have audited the Company’s financial statements for the year ended June 30, 2008 included in this annual report on Form 10-K and, as part of that audit, have issued a report on management's assessment of internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

/s/ Linda B. Grable
Chief Executive Officer and Chairman of the Board

/s/ Allan L. Schwartz
Executive Vice President, Chief Financial Officer and Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Imaging Diagnostic Systems, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Controls over Financial Reporting appearing under Item 9A, that Imaging Diagnostic Systems, Inc. maintained effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Imaging Diagnostic Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Imaging Diagnostic Systems, Inc. maintained effective internal control over financial reporting as of June 30, 2008, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Imaging Diagnostic Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet and the related statement of operations, stockholders’ equity, and cash flows of Imaging Diagnostic Systems, Inc., and our report dated September 12, 2008 expressed an unqualified opinion.

/s/  SHERB & CO, LLP
Certified Public Accountants

Boca Raton, Florida
September 12, 2008

Item 9B.  Other Information –

None

The remainder of this page is intentionally blank.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Compensation Discussion and Analysis
This section describes the material elements of compensation awarded to, earned by or paid to the individuals who served as our former chief executive officer, our current chief executive officer, our executive vice president & chief financial officer, and our senior vice president during fiscal 2008.  These individuals are listed in the “Summary Compensation Table” below and are referred to as the “Named Executive Officers”.

Our executive compensation programs were determined and proposed by our Compensation Committee and approved by our Board of Directors, for so long as the Compensation Committee was in existence.  None of the Named Executive Officers were members of the Compensation Committee or otherwise had any role in determining the compensation of other Named Executive Officers, although the Compensation Committee did consider the recommendations of our CEO in setting compensation levels for our other executive officers.  Our Compensation Committee was comprised of three out of our four independent directors.  On February 27, 2008, Edward Rolquin, a member of the Compensation Committee, announced his retirement from the Board of Directors.  On April 16, 2008, we received and accepted the resignations of our three outside directors:  Jay Bendis; Patrick Gorman; and Sherman Lazrus.  Mr. Gorman was not a member of the Compensation Committee.  These resignations were tendered to comply with a request by outside funding sources as a condition to such funding.  Upon their resignations, the Board of Directors assumed the duties of the Compensation Committee.

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

All references below to the Compensation Committee refer to the Board of Directors since April 16, 2008, except where the context requires otherwise.

Current Executive Compensation Program Elements.

Base Salaries
Salaries for our three executive officers are reviewed by the Compensation Committee on an annual basis.  During fiscal 2008, the cash salaries paid to Linda Grable, Tim Hansen, Allan Schwartz and Deborah O’Brien were $30,000, $150,000, $185,802, and $139,588, respectively.  During fiscal 2007, the cash salaries paid to Tim Hansen, Allan Schwartz and Deborah O’Brien were $240,810, $191,048, and $130,769, respectively.  During fiscal 2006, the cash salaries paid to Tim Hansen, Allan Schwartz and Deborah O’Brien were $210,000, $185,000, and $112,169, respectively.

Annual Incentive Bonuses
The Compensation Committee may elect to award incentive bonuses as part of total compensation to executive officers who have rendered services during the year that exceed those normally required or anticipated or who have achieved specific targeted objectives with regard to sales performance, financial performance, inventory efficiencies and other criteria which may be established from time to time.  These bonuses are intended to reflect the Compensation Committee’s determination to reward any executive who, through extraordinary effort, has substantially benefited the Company and its stockholders during the year.  During fiscal 2008, no annual incentive bonuses were paid.

Stock Option Grants
Our policy is that the long-term compensation of our Named Executive Officers and other executive officers should be directly linked to the value provided to stockholders.  Therefore, we have periodically made grants of stock options to provide further incentives to our executives to increase stockholder value.  During fiscal 2008, the stock option grants made to Linda Grable, Tim Hansen, Allan Schwartz and Deborah O’Brien were 1,000,000, 0, 250,000 and 250,000, respectively.  During fiscal 2007, the stock option grants made to Tim Hansen, Allan Schwartz and Deborah O’Brien were 3,000,000, 250,000 and 250,000, respectively.  During fiscal 2006, the stock option grants made to Tim Hansen, Allan Schwartz and Deborah O’Brien were 0, 100,000 and 0, respectively.  Stock options are granted with an exercise price that is equal to the closing price of our common stock on the grant date.  Thus, the recipients will realize value on their stock options if our stockholders realize value on their shares.  The Compensation Committee bases its grants of stock options to executives on a number of factors, including:

•	the executive’s position with us and total compensation package;
•	the executive’s performance of his or her individual responsibilities; and
•	the executive’s contribution to the success of our financial performance.

Compensation Committee Report

The following statement shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under either of these acts.

Due to the resignation of our independent directors, the Compensation Committee did not review and discuss with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was an officer or employee of our Company during the prior year or was formerly an officer of our Company.  During the fiscal year ended June 30, 2008, none of our executive officers served on the Compensation Committee of any other entity, any of whose directors or executive officers served either on our Board of Directors or on our Compensation Committee.

The following table sets forth certain information concerning our directors and executive officers:

Name(1)	Age	Position	Year Elected or Appointed
Linda B. Grable	71	Chief Executive Officer and	2008
		Chairman of the Board

Allan L. Schwartz	66	Executive Vice-President, Chief	1994
		Financial Officer and Director

Deborah O’Brien	44	Senior Vice-President	2003

(1) Our independent directors Jay Bendis, Patrick Gorman, and Sherman Lazrus resigned in April 2008, and our independent director retired in February 2008.

Linda Grable and Allan Schwartz are co-founders and as such may be deemed "promoter" and "parent" as defined in the Rules and Regulations promulgated under the Securities Act, as those terms are defined in the rules and regulations promulgated under the Securities Act.  Directors serve until the next meeting of shareholders.  Officers serve at the pleasure of the Board of Directors.

We have adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Linda Grable
Linda Grable was appointed our Chief Executive Officer and a Director of the Company in April 2008.  Ms. Grable had previously served as our Chief Executive Officer from August 2001 until April 2004, and, from inception in 1993 until April 2004, had served as Chairman of the Board and Director of the Company.  Ms. Grable retired as our CEO and Chairman of the Board on April 16, 2004.  Upon the resignations of our independent directors, Ms. Grable volunteered to come out of retirement to serve as our Chief Executive Officer and a Director.  She has played a major role in raising approximately $46 million in debt and equity funding for the research and development of the CTLM® device.  She has over 40 years experience in negotiating funding with banking institutions for both medical and real estate development businesses.  Ms. Grable has over 25 years of executive experience in the medical device industry, for both sales and marketing in the U.S. and foreign countries.  She is a graduate of Ohio State University and holds a BA in Journalism and Marketing.

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

Due to the resignation on April 16, 2008 of our three remaining independent directors, the following committees have no members until such time as new independent members are appointed to fill these committees:

Audit Committee
The Board of Directors elected Patrick J. Gorman as Chairman of the Audit Committee.  In addition, the Board had determined that Mr. Gorman was an “audit committee financial expert,” as defined under new SEC regulations, who is independent of management of the Company.  Jay S. Bendis also served as a member of the Audit Committee.

Compensation Committee
The Board of Directors elected Jay S. Bendis as Chairman of the Compensation Committee.  Sherman Lazrus and Edward Rolquin also served as members of the Compensation Committee.

Nominating and Corporate Governance Committee
The Board of Directors elected Sherman Lazrus as Chairman of the Nominating and Corporate Governance Committee.  Jay S. Bendis, Patrick J. Gorman and Edward Rolquin also served as members of the Nominating and Corporate Governance Committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file.  To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended June 30, 2008.

Item 11.  Executive Compensation
The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer, former Chief Executive Officer, Executive Vice President & CFO, and Senior Vice President for services rendered to us during fiscal 2008.

SUMMARY COMPENSATION TABLE – FISCAL 2008

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)(6)	($)	($)	($)	($)
Linda B. Grable	2008	30,000	-	-	1,667	-	-	-	31,667
CEO and COB(1)(2)	2007	-	-	-	-	-	-	-	-
	2006	128,333	-	-	-	-	-	-	128,333

Timothy B. Hansen	2008	150,000	-	-	66,311	-	-	-	216,311
CEO and Director(1),(3)	2007	240,810	-	-	241,960	-	-	-	482,770
	2006	210,000	-	-	194,965	-	-	-	404,965

Allan L. Schwartz	2008	185,802	-	-	12,500	-	-	-	198,302
Exec V.P.,CFO and Director(1),(4)	2007	191,048	-	-	18,500	-	-	-	209,548
	2006	185,000	-	-	20,000	-	-	-	205,000

Deborah O'Brien	2008	139,588	-	-	16,018	-	-	-	155,606
Senior Vice- President(1),(5)	2007	130,769	-	-	35,609	-	-	-	166,378
	2006	112,169	-	-	76,800	-	-	-	188,969

(1)	All Named Executive Officers receive reimbursement for auto expense in the amount of $500 per month.
(2)
On April 16, 2008, Ms. Grable came out of retirement and rejoined the company as Chairman of the Board and CEO.  Previously, on April 15, 2004 Ms Grable retired.  Under her retirement agreement Ms Grable was entitled to receive her $280,000 annual salary through December 15, 2005.  Salary recorded for f/y 2006 was $128,333.

(3)
On December 27, 2007, Mr. Hansen retired from the Company effective January 1, 2008.  Salary recorded for f/y 2008 includes base salary of $130,000 plus $19,500 vacation pay.  On January 17, 2007, Mr. Hansen signed a new employment agreement that increased his salary to $260,000.  On July 26, 2006, Mr. Hansen received a 7% cost of living increase based on the prior two years’ inflation, raising his salary to $226,000.

(4)
Salary recorded for f/y 2008 includes base salary of $179,142 plus $6,660 vacation pay.  From April 1, 2008 through June 30, 2008, Mr. Schwartz deferred $12,025 (25%) of his salary until a time where the Company secures additional financing.  Salary recorded for f/y 2007 includes base salary of $185,000 plus $6,048 vacation pay.

(5)
Salary recorded for f/y 2008 includes base salary of $135,342 plus $4,246 vacation pay.  Salary recorded for f/y 2007 includes base salary of $125,000 plus $5,769 vacation pay.  Ms. O’Brien began receiving auto expense in September 2006.  Salary recorded for f/y 2006 includes base salary of $95,000 and $17,169 as additional pay for duties previously performed by our former COO, Mr. Horton.

(6)
Amount listed represents the dollar amount we recognized for financial reporting purposes under FASB No. 123R, “Share Based Payment”.  Assumptions made for the purpose of computing this amount are discussed in Note 2(j) to the Notes to our Financial Statements contained in this report.

OUTSTANDING EQUITY AWARDS AT FISCAL 2008 YEAR-END

The following table sets forth information concerning unexercised options outstanding for each of our Named Executive Officers at June 30, 2008.

	Option Awards					Stock Awards
									Equity
									Incentive
			Equity					Equity Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Linda B. Grable	500,000	-	-	$2.85	8/30/2010
CEO and Chairman	500,000	-	-	$0.77	8/30/2011
of the Board(1)	2,250,000	-	-	$0.60	12/1/2011
	-	1,000,000	-	$0.045	4/16/2018

Timothy B. Hansen	1,250,000	-	-	$0.38	1/1/2011	-	-	-	-
CEO and Director(2)	1,000,000	-	-	$0.32	1/1/2011
	1,000,000	-	-	$0.09	1/1/2011

Allan L. Schwartz	500,000	-	-	$2.85	8/30/2010	-	-	-	-
Exec V.P., CFO and	500,000	-	-	$0.77	8/30/2011
Director(3)	500,000	-	-	$0.30	8/30/2012
	500,000	-	-	$1.21	8/30/2013
	500,000	-	-	$0.30	8/30/2014
	100,000	-	-	$0.20	9/12/2015
	250,000	-	-	$0.11	9/12/2016
		250,000		$0.058	8/30/2017

Deborah O'Brien	200,000	-	-	$0.56	10/25/2011	-	-	-	-
Senior Vice-	25,000	-	-	$0.50	2/02/2012
President(4)	301,000	1,000	-	$1.13	9/15/2013
	250,000	-	-	$0.11	9/12/2016
		250,000		$0.084	9/15/2017

(1)	Ms. Grable had 4,250,000 stock options outstanding as of June 30, 2008 of which 3,250,000 are fully vested.
(2)	Mr. Hansen had 3,750,000 stock options outstanding as of June 30, 2008 of which 3,750,000 are fully vested.
(3)	Mr. Schwartz had 3,100,000 stock options outstanding as of June 30, 2008 of which 2,850,000 are fully vested.
(4)	Ms. O’Brien had 1,027,000 stock options outstanding as of June 30, 2008 of which 776,000 are fully vested.

OPTION EXERCISES AND STOCK VESTED - FISCAL 2008

The following table sets forth information concerning each exercise of stock options for each of our Named Executive Officers during the year ended June 30, 2008.

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
Linda B. Grable
CEO and
Chairman of the
Board

Timothy B. Hansen
Former CEO and	-	-	-	-
Director

Allan L. Schwartz
Exec V.P., CFO
and Director	-	-	-	-

Deborah O'Brien
Senior Vice-President	-	-	-	-

Employment Agreements

Timothy B. Hansen

On July 8, 2004, we entered into a three-year employment agreement with Timothy Hansen, our new Chief Executive Officer, commencing on July 26, 2004 at an annual salary of $210,000 and appointed him a Director of the Company.  Mr. Hansen was granted 1,500,000 non-statutory stock options at an exercise price of $.38, the fair market value at the date of the grant, which vested over the three-year period in accordance with the table below:

Date of Vesting	No. of Option Shares
July 8, 2005	500,000
January 8, 2006	250,000
July 8, 2006	250,000
January 8, 2007	250,000
July 8, 2007	250,000

Mr. Hansen also received 100,000 restricted shares of our common stock.  He also received a $500 car allowance per month, and upon joining the Company he received pre-approved living expenses for a three-month period and moving expenses.

On February 23, 2005, Mr. Hansen was granted an additional 1,500,000 non-statutory stock options at an exercise price of $.32, the fair market value at the date of the grant, which vested over the three-year period in accordance with the table below:

Date of Vesting	No. of Option Shares
February 23, 2006	500,000
August 23, 2006	250,000
February 23, 2007	250,000
August 23, 2007	250,000
February 23, 2008	250,000

On January 18, 2007, we entered into a three-year employment agreement (the “Agreement”) and an accompanying stock option agreement with Mr. Hansen.  The Agreement replaced the initial three-year employment agreement between us and Mr. Hansen dated July 8, 2004.  The Agreement was for a three-year term commencing January 18, 2007, and provided an annual base salary of $260,000.  The option agreement provided an option to purchase 3,000,000 shares of the Company’s common stock which was to vest and become exercisable in 500,000 share increments every six months beginning July 18, 2007.  The option exercise price per share was $.09.

Date of Vesting	No. of Option Shares
July 18, 2007	500,000
January 18, 2008	500,000
July 18, 2008	500,000
January 18, 2009	500,000
July 18, 2009	500,000
January 18, 2010	500,000

On December 27, 2007, Tim Hansen announced his retirement effective January 1, 2008.  The Compensation Committee in consideration of Mr. Hansen’s Consulting Agreement agreed to grant on December 26, 2007, the Effective Date of the Consulting Agreement, the option to purchase 500,000 shares of its common stock which was scheduled to be granted on January 18, 2008.  The balance of 2,250,000 of unvested options was cancelled on December 31, 2007.

Allan L. Schwartz

On August 30, 2004 Allan L. Schwartz, our Executive Vice-President and Chief Financial Officer, entered into a one-year Employment Extension Agreement, which provided for an annual salary of $185,000 and options to purchase up to an aggregate of 500,000 shares of our common stock at an exercise price of $.30 per share, in accordance with our 2004 Non-Statutory Stock Option Plan.  These options vested on August 30, 2005.  On September 12, 2005, we entered into a one-year employment agreement effective August 30, 2005 with Mr. Schwartz, at an annual salary of $185,000.  Mr. Schwartz was also granted 100,000 non-statutory stock options at an exercise price of $.20 per share, the fair market value at the date of the grant, which will vest on August 30, 2006.  On September 12, 2006, we entered into a one-year employment agreement effective August 30, 2006 with Mr. Schwartz at an annual salary of $185,000.  Mr. Schwartz was also granted 250,000 non-statutory stock options at an exercise price of $.114 per share, the fair market value at the date of the grant, which will vest on August 30, 2007.  On August 30, 2007, we entered into a one-year employment agreement effective August 30, 2006 with Mr. Schwartz at an annual salary of $185,000.  Mr. Schwartz was also granted 250,000 non-statutory stock options at an exercise price of $.058 per share, in accordance with our 2007 Non-Statutory Stock Option Plan.  The exercise price was the fair market value at the date of the grant, and the options vested on August 30, 2008.

Deborah O’Brien

On September 15, 2003, we entered into a three-year employment agreement with Deborah O’Brien, our Senior Vice-President at an annual salary of $95,000.  The Senior Vice-President was also granted 302,000 incentive stock options at an exercise price of $1.13 per share, the fair market value at the date of the grant, which will vest ratably over the three-year period.  On September 12, 2006, we entered into a one-year employment agreement with Ms. O’Brien at an annual salary of $125,000.  The Senior Vice-President was also granted a $25,000 performance bonus opportunity (which later expired) and 250,000 non-statutory stock options at an exercise price of $.114 per share, the fair market value at the date of the grant, which will vest in one year.  On August 30, 2007, we entered into a one-year employment agreement commencing on September 15, 2007 with Ms. O’Brien at an annual salary of $138,000.  The Senior Vice-President was also granted 250,000 non-statutory stock options at an exercise price to be determined on September 15, 2007 based on the fair market value at the date of the grant.  These options will vest on September 15, 2008.

Potential Payments Upon Termination or Change in Control

Linda B. Grable

Upon termination of Ms. Grable’s employment agreement for any reason other than voluntary termination; termination “without cause” or termination by the Company for “Cause” as defined below, the following will apply:

(b) Termination without Cause.  The Company may terminate the Executive’s employment without cause.  Such termination will become effective upon the date specified in the termination notice, provided that such date is at least 60 days from the date of such notice.  In the event of such termination without cause:

(i)              The Company will continue to pay the Executive her salary pursuant to Section 3(a) for 24 months or through the expiration of the Term, whichever is longer.

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

Upon termination of Ms. Grable’s employment agreement without “cause” or by change of control as defined in paragraph (e) Special Termination (ii), we will be obligated to pay the balance of compensation due on her two-year contract which commenced on April 16, 2008.  Assuming such termination occurred on June 30, 2008, we estimate that amount to be $258,000.

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

Upon termination of Mr. Schwartz’s employment agreement without “cause” or by change of control as defined in paragraph (e) Special Termination (ii), we will be obligated to pay the balance of compensation due on his one-year contract which commenced on August 30, 2007.  Assuming such termination occurred on June 30, 2008, we estimate that amount to be $32,067.

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

Upon termination of Ms. O’Brien’s employment agreement without “cause” or by change of control as defined in paragraph (e) Special Termination (iii), we will be obligated to pay the balance of compensation due on her one-year contract which commenced on September 15, 2007.  Assuming such termination occurred on June 30, 2008, we estimate that amount to be $28,750.

Director Compensation – Fiscal 2008

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

The following table sets forth certain information regarding the compensation of our directors (other than directors who are also Named Executive Officers) for the fiscal year ended June 30, 2008.

					Change in
					Pension Value
					and
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All other
Name and	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	($)	($)	($)	($)
Jay Bendis(1)	36,079	-	15,467	-	-	-	51,546

Patrick Gorman(2)	34,479	-	13,333	-	-	-	47,812

Sherman Lazrus(3)	20,527	-	12,400	-	-	-	32,927

Edward Rolquin(4)	17,333	-	7,467	-	-	-	24,800

(1)	Mr. Bendis had 1,100,000 stock options outstanding as of June 30, 2008 of which 750,000 are fully vested.
(2)	Mr. Gorman had 1,100,000 stock options outstanding as of June 30, 2008 of which 750,000 are fully vested.
(3)	Mr. Lazrus had 1,100,000 stock options outstanding as of June 30, 2008 of which 800,000 are fully vested.
(4)	Mr. Rolquin had 1,100,000 stock options outstanding as of June 30, 2008 of which 900,000 are fully vested.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table shows the beneficial ownership of our common stock as of September 11, 2008 regarding:

·	each person that we know of who beneficially owns more than 5% of the outstanding shares of our common stock,
·	each current director and executive officer, and
·	all executive officers and directors as a group.

Name and Address	Number of Shares Owned	% of Outstanding
of Beneficial Owner	Beneficially(1)(2)	Shares of Common Stock

Linda B. Grable	19,660,274(3)	5.5%
5307 NW 35th Terrace
Fort Lauderdale, FL 33309

Allan L. Schwartz	7,155,520(4)	2.0%
5307 NW 35th Terrace
Fort Lauderdale, FL 33309

Deborah O’Brien	1,537,000(5)	0.43%
5307 NW 35th Terrace
Fort Lauderdale, FL 33309

All officers and directors	28,352,794(6)	7.93%
as a group (3 persons)

(1)
Except as indicated in the footnotes to this table, based on information provided by such persons, the persons named in the table above have sole voting power and investment power with respect to all shares of common stock shown beneficially owned by them.

(2)
Percentage of ownership is based on 357,606,849 shares of common stock outstanding as of September 11, 2008 plus each person’s options that are exercisable within 60 days.  Shares of common stock subject to stock options that are exercisable within 60 days as of September 11, 2008 are deemed outstanding for computing the percentage of that person and the group.

(3)	Includes 3,250,000 shares subject to options and 16,410,274 shares owned by Linda B. Grable.
(4)	Includes 3,100,000 shares subject to options and 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.
(5)	Includes 1,027,000 shares subject to options.
(6)
Includes 7,377,000 shares subject to options held by Linda Grable, Allan Schwartz and Deborah O’Brien.  Also includes 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.

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

Item 14.  Principal Accounting Fees and Services

For the Fiscal Years ended June 30, 2008 and 2007, we paid audit fees totaling $52,020 and $46,152 respectively, and paid fees for tax services totaling $2,500 and $2,000 respectively.

	June 30,
	2008	2007
Audit Fees	$52,020	$46,152
Tax Services	$2,500	$2,000

Totals	$54,520	$48,152

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits

EXHIBIT	DESCRIPTION

3.1	Articles of Incorporation (Florida)- Incorporated by reference to Exhibit 3(a) of our Form 10-KSB for the fiscal year ending June 30, 1995.
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

10.80	Consulting Agreement between Imaging Diagnostic Systems, Inc. and Tim Hansen dated as of January 1, 2008. Incorporated by reference to our Form 8-K filed on December 28, 2008.
10.81	Sixth Private Equity Credit Agreement between IDSI and Charlton Avenue LLC dated April 21, 2008 without exhibits. Incorporated by reference to our Form 8-K filed on April 22, 2008.
10.82	Two-Year Employment Agreement dated as of April 16, 2008 between Imaging Diagnostic Systems, Inc. and Linda B. Grable, Interim CEO. Incorporated by reference to our Form 8-K filed on May 5, 2008.
10.83	Stock Option Agreement dated as of April 16, 2008 between Imaging Diagnostic Systems, Inc. and Linda B. Grable, Interim CEO. Incorporated by reference to our Form 8-K filed on May 5, 2008.
10.84
Business Lease Agreement by and between Ft. Lauderdale Business Plaza Associates (“Lessor”) and Imaging Diagnostic Systems, Inc. (“Lessee”) dated June 2, 2008.  Incorporated by reference to our Form 8-K filed on June 5, 2008.

10.85
Financial Services Agreement by and between Imaging Diagnostic Systems, Inc. (the “Company” or “IDSI”) and R.H. Barsom Company, Inc. (the “Consultant”) dated July 15, 2008.  Incorporated by reference to our Form 8-K filed on July 18, 2008.

10.86
Securities Purchase Agreement by and between Imaging Diagnostic Systems, Inc. (the “Company” or “IDSI”) and Whalehaven Capital Fund Limited (the “Purchaser” and collectively, the “Purchasers”) dated July 31, 2008.  Incorporated by reference to our Form 8-K filed on August 5, 2008.

10.87	Form of 8% Senior Secured Convertible Debenture, Exhibit A. Incorporated by reference to our Form 8-K filed on August 5, 2008.
10.88	Registration Rights Agreement, Exhibit B. Incorporated by reference to our Form 8-K filed on August 5, 2008.
10.89	Common Stock Purchase Warrant, Exhibit C. Incorporated by reference to our Form 8-K filed on August 5, 2008.
10.90	Form of Legal Opinion, Exhibit D. Incorporated by reference to our Form 8-K filed on August 5, 2008.
10.91	Security Agreement, Exhibit E. Incorporated by reference to our Form 8-K filed on August 5, 2008.
14.1	Code of Ethics.
31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Imaging Diagnostic Systems, Inc. has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized,

IMAGING DIAGNOSTIC SYSTEMS, INC.

By:	/s/ Linda B. Grable
Linda B. Grable, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Linda B. Grable	Chief Executive Officer	September 12, 2008
Linda B. Grable	and Chairman of the Board of Directors

/s/Allan L. Schwartz	Director, Executive Vice-President,	September 12, 2008
Allan L. Schwartz	and Chief Financial Officer
(Principal Accounting and Financial
Officer)