Form 10-Q
period 2008-11-12
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2008-11-12
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to______

Commission file number: 0-26028

IMAGING DIAGNOSTIC SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	22-2671269
(State of Incorporation)	(IRS Employer Ident. No.)

5307 NW 35thTerrace, Fort Lauderdale, FL	33309
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of each of the issuer’s classes of equity as of September 30, 2008: 369,415,791 shares of common stock, no par value.  As of September 30, 2008, the issuer had no shares of preferred stock outstanding.

Table of Conents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Balance Sheets – (Unaudited) September 30, 2008 and June 30, 2008	3

	Condensed Statements of Operations - (Unaudited) Three months ended September 30, 2008 and 2007, and December 10, 1993 (date of inception) to September 30, 2008	4

	Condensed Statements of Cash Flows - (Unaudited) Three months ended September 30, 2008 and 2007, and December 10, 1993 (date of inception) to September 30, 2008	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Financial Condition and Results	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	28

Signatures		30

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

Table of Conents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheet

Assets

	Sept. 30, 2008	Jun. 30, 2008
Current assets:	Unaudited	*
Cash	$6,450	$49,433
Accounts receivable, net of allowances for doubtful accounts
of $67,000 and $67,000, respectively	38,712	39,718
Loans receivable	57,357	57,357
Inventories, net of reserve of $408,000 and $408,000, respectively	652,144	647,169
Prepaid expenses	92,566	55,368

Total current assets	847,229	849,045

Property and equipment, net	447,493	495,076
Intangible assets, net	230,691	239,235

Total assets	$1,525,413	$1,583,356

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$934,452	$800,068
Customer deposits	126,114	126,114
Convertible debenture, net of debt discount of $333,333	66,667	-

Total current liabilities	1,127,233	926,182

Long-Term Liabilities:
Commitments and contingencies	-	-
Deferred Rent Liability	-	85,935
Deferred Gain - Sale of Building	-	1,040,000

Total Long-Term liabilities	-	1,125,935

Total liabilities	1,127,233	2,052,117

Stockholders equity (Deficit):
Common Stock	100,489,999	99,651,145
Additional paid-in capital	3,284,301	2,844,832
Deficit accumulated during development stage	(103,376,120)	(102,964,738)

Total stockholders' equity (Deficit)	398,180	(468,761)

Total assets and stockholders' equity (Deficit)	$1,525,413	$1,583,356

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

Table of Conents

IMAGING DIAGNOSTIC SYSTEMS, INC.
A Development Stage Company
(Unaudited)
Condensed Statements of Operations

	Three Months Ended		Since Inception
	September 30,		(12/10/93) to
	2008	2007	Sept. 30, 2008

Net Sales	$-	$27,543	$2,072,875
Cost of Sales	-	13,716	885,559

Gross Profit	-	13,827	1,187,316

Operating Expenses:
General and administrative	$776,171	$713,271	$53,386,473
Research and development	512,196	468,328	20,979,493
Sales and marketing	101,284	251,681	8,258,657
Inventory valuation adjustments	4,898	14,774	4,675,283
Depreciation and amortization	52,659	47,333	3,007,544
Amortization of deferred compensation	-	-	4,064,250

	1,447,208	1,495,387	94,371,700

Operating Loss	(1,447,208)	(1,481,560)	(93,184,384)

Gain on sale of fixed assets	1,181,894	-	2,794,565
Interest income	24	2,733	307,789
Other income	1,688	-	760,105
Other income - LILA Inventory	-		(69,127)
Interest expense	(147,780)	(19,447)	(7,137,308)

Net Loss	(411,382)	(1,498,274)	(96,528,360)

Dividends on cumulative Pfd. stock:
From discount at issuance	-	-	(5,402,713)
Earned	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(411,382)	$(1,498,274)	$(103,376,120)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.83)

Weighted average number of
common shares outstanding:
Basic and diluted	345,559,733	316,602,013	124,910,754

The accompanying notes are an integral part of these condensed financial statements.

Table of Conents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows

	Three Months		Since Inception
	Ended September 30,		(12/10/93) to
	2008	2007	Sept. 30, 2008

Cash flows from operations:
Net loss	$(411,382)	$(1,498,274)	$(96,528,360)
Changes in assets and liabilities	(742,770)	150,896	27,436,715
Net cash used in operations	(1,154,152)	(1,347,378)	(69,091,645)

Cash flows from investing activities:
Proceeds from sale of property & equipment	2,400	2,200,000	4,390,015
Capital expenditures	(1,231)	(1,394)	(7,587,027)
Net cash provided used for investing activities	1,169	2,198,606	(3,197,012)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Other financing activities	400,000	(250,000)	6,235,029
Proceeds from issuance of preferred stock	-	-	18,039,500
Net proceeds from issuance of common stock	710,000	225,000	48,070,867

Net cash provided by (used in) financing activities	1,110,000	(25,000)	72,295,107

Net increase (decrease) in cash	(42,983)	826,228	6,450

Cash, beginning of period	49,433	477,812	-

Cash, end of period	$6,450	$1,304,040	$6,450

Table of Conents

IMAGING DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2009.  These condensed financial statements have been prepared in accordance with Financial Accounting Standards No. 7 (FAS 7), Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on September 12, 2008.

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

In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations, which would materially impact our ability to continue as a going concern.  Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for capital requirements to date.  Recently we have relied on raising additional capital through our Fifth Private Equity Credit Agreement, which expired on March 21, 2008; through our Sixth Private Equity Credit Agreement dated April 21, 2008; through the sale/lease-back of our headquarters facility, which yielded gross proceeds of $4.4 million between August 2007 and March 2008; and through the sale of a one-year $400,000 senior secured convertible debenture dated August 1, 2008.  We plan to raise additional capital through our Sixth Private Equity Credit Agreement ; or other sources of financing.  In the event we are unable to draw from this new private equity line, alternative financing will be required to continue operations, and there is no assurance that we will be able to obtain alternative financing on commercially reasonable terms.  There is no assurance that, if and when Food and Drug Administration (“FDA”) marketing clearance is obtained, the CTLM® will achieve market acceptance or that we will achieve a profitable level of operations.

We currently manufacture and sell our sole product, the CTLM® - Computed Tomography Laser Mammography.  We are appointing distributors and installing collaboration systems as part of our global commercialization program.  We have sold 13 systems as of September 30, 2008; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  We are attempting to create increased product awareness as a foundation for developing markets through an international distributor network.  We may be able to exit FAS 7 Development Stage Enterprise reporting upon two successive quarters of sufficient revenues such that we would not have to utilize other funding to meet our quarterly operating expenses.

Table of Conents

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	Sept. 30, 2008	June 30, 2008
	Unaudited
Raw materials consisting of purchased parts, components and supplies	$588,828	$578,144
Work-in-process including units undergoing final inspection and testing	28,939	28,939
Finished goods	442,377	448,086

Sub-Total Inventories	$1,060,144	1,055,169

Less Inventory Reserve	(408,000)	(408,000)

Total Inventory - Net	$652,144	$647,169

We review our Inventory for parts that have become obsolete or in excess of our manufacturing requirements and our Finished Goods for valuation pursuant to our Critical Accounting Policy for Inventory.  For the fiscal year ending June 30, 2008 since such finished goods are being utilized for collecting data for the PMA, we reclassified the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical equipment.  For the fiscal year ending June 30, 2007 we had identified $408,000 of Inventory that we deem impaired due to the lack of inventory turnover, which was recorded as Inventory Reserve.  No further Inventory Reserve was recorded for the quarter ending September 30, 2008.

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

In October 2008, FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to the Company’s September 30, 2008 financial statements.  The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition as of and for the periods ended September 30, 2008.

Table of Conents

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

We have reviewed recent FASB pronouncements Statement No. 141R, regarding business combinations; Statement No. 160, regarding non-controlling interests in Consolidated Financial Statements; Statement No. 161, regarding disclosures about derivative instruments and hedging activities; and FSP SFAS No. 157-3, regarding determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market and have determined that they are not applicable.

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

For purposes of the following disclosures the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended September 30, 2008: no dividend yield; expected volatility of 121%; risk-free interest rate of 4%; and an expected eight-year term for options granted.  For the quarter ending September 30, 2008,

Table of Conents

the net income and earnings per share reflect the actual deduction for option expense as a non-cash compensation expense.

Stock-based compensation expense recorded during the three months ended September 30, 2008, was $35,907 compared to $51,592 from the corresponding period in fiscal 2007.  In connection with the Sale/Lease-Back of our commercial building, we recorded $3,563 as non-qualified stock option expense for the three months ended September 30, 2008.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back”.

The weighted average fair value per option at the date of grant for the three months ended September 30, 2008 and 2007, using the Black-Scholes Option-Pricing Model was $.0258 and $.0671, respectively.  Assumptions were as follows:

	Three Months Ended
	March 31,
	2008	2007
Expected Volatility(1)	121%	68.70%
Risk Free Interest Rate(2)	4%	5%
Expected Term(3)	8 yrs	8 yrs

(1)  We calculate expected volatility through a mathematical formula using the last day of the week’s closing stock price for the previous 61 weeks prior to the option grant date.  The expected volatility for the three months ending September 30, 2008 and 2007 in the table above are weighted average calculations.

(2)  We lowered our risk-free interest rate from 5% to 4% for stock option expensing effective for the quarter ending September 30, 2008.  If a significant increase or decrease occurs in the zero coupon rate of the U.S Treasury Bond, a new rate will be set.  The decrease in the risk-free interest rate will decrease compensation expense.

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

NOTE 7 - COMMON STOCK ISSUANCES – PRIVATE EQUITY CREDIT AGREEMENT

During the first quarter ending September 30, 2008, we drew $710,000 on our Sixth Private Equity Credit Agreement with Charlton Avenue LLC (Charlton).  For the three months ended September 30, 2008, we recorded deemed interest expense of $73,854 for our private equity credit agreement.  See Item 5.  Other Information – “Financing/Equity Line of Credit”  Subsequent to the end of the first quarter, we drew $132,193 and issued 4,848,894 shares of common stock to Charlton through the date of this report.

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

On March 31, 2008, we closed the sale of our commercial building for $4.4 million to Bright Investments LLC (“Bright”), an unaffiliated third-party and a sister company to Superfun B.V. pursuant to our September 13, 2007 sale/lease-back agreement with Superfun B.V.  We received payments of $2,200,000 in the quarter ending September 30, 2007, $550,000 in the quarter ending December 31, 2007, and $1,650,027 in the quarter ending March 31, 2008.  We recorded the advanced payments received as a current liability on the Balance Sheet which was to

Table of Conents

be carried until we received the full payment of $4.4 million.  At that time we would convey title to our property and execute the five year lease.  Pursuant to FAS-98, we recorded the sale, removed the sold property and its related liabilities from the Balance Sheet and deferred the gain over the five year term of the operating lease in accordance with the provisions of FAS-13 amended by FAS-28.  We computed the amount of gain on the sale portion of the sale/lease-back in accordance with the provisions of FAS-66.  In this regard, we recorded a gain of $1,609,525 and recorded a deferred gain of $1,040,000, which is the present value of the lease payments over the five year term of the lease.  We planned to amortize the deferred gain in proportion to the gross rental charged to expense over the lease term.  The lease provided a six-month rent holiday with rent payments commencing on September 14, 2008.  To account for the rent holiday, we recorded $13,935 for Rent Expense from March 14th to March 31st and accrued that amount as a deferred rent liability.  From April 1st to September 14th, we recorded rent expense of $24,000 per month and accrued that amount as a deferred rent liability. The $144,000 deferred rent liability will be amortized on a straight-line basis over the lease term.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back.

The lease provided that either party may cancel the lease without penalty or fault upon 180 days prior notice given to the other party.  On April 29, 2008, we gave six months prior written notice of termination of our lease of our Plantation, Florida facility as part of our cost cutting initiatives.  On September 24, 2008, we gave notice to Bright that we vacated the Plantation, Florida premises.  Because of our termination of the lease, we accelerated the deferred gain of $1,040,000 on the sale of our commercial building and accelerated amortization of the deferred rent liability of $144,000 and recorded the accrual of 45 days of rent expense in the amount of $35,506.85 for the period September 15th to October 28th.

NOTE 9 – DEBT DISCOUNT

In connection with the sale of a $400,000 convertible debenture on August 1, 2008 to Whalehaven Capital Fund Limited. (“Whalehaven”), we recorded a debt discount of $333,333 for this convertible debenture and related warrant during the period ending September 30, 2008.  We recorded two months of interest expense to amortize the debt discount in the amount of $67,667 during the period ending September 30, 2008.  See “Part II, Item 5, Debenture Private Placement”

Table of Conents

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion of the financial condition and results of operations of Imaging Diagnostic Systems, Inc. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations; the Condensed Financial Statements; the Notes to the Financial Statements; the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, which are incorporated herein by reference; and all our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.  This quarterly report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future.  These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements.  Factors that could cause actual results to materially differ include, without limitation, the timely and successful completion of our U.S. Food and Drug Administration (“FDA”) pre-market approval (“PMA”) clinical trials; the timely and successful submission of our PMA application to the FDA; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing utilizing our Private Equity Credit Agreement or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future. These risks and uncertainties include, but are not limited to, those described above or elsewhere in this quarterly report.  All forward-looking statements and risk factors included in this document or incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, are made as of the date of this report based on information available to us as of the date of this report, and we assume no obligation to update any forward-looking statements or risk factors.  You are cautioned not to place undue reliance on these forward-looking statements.

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

Table of Conents

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

As of the date of this report we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through September 30, 2008 of $103,289,080 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA Pre-Market Approval (“PMA”) process, and the costs associated with advanced product development activities.  There can be no assurances that we will obtain the PMA, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

Critical accounting policies are defined as those involving significant judgments and uncertainties which could potentially result in materially different results under different assumptions and conditions.  Application of these policies is particularly important to the portrayal of the financial condition and results of operations.  We believe the accounting policy described below meets these characteristics.  All significant accounting policies are more fully described in the notes to the financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2008.

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

Table of Conents

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

RESULTS OF OPERATIONS

SALES AND COST OF SALES

We are continuing to develop our international markets through our global commercialization program.  In the quarter ended September 30, 2008, we recorded revenues of $0 representing a decrease of $27,543 or 100% from $27,543 during the quarter ended September 30, 2007.  The Cost of Sales during the quarter ended September 30, 2008, were $0 representing a decrease of $13,716 or 100% from $13,716 during the quarter ended September 30, 2007.  No new CTLM® Systems were sold in the quarter ended September 30, 2007.  See Item 5.  Other Information – “Other Recent Events”

Other Income for the three months ended September 30, 2008 was $1,688 representing the use of our facilities and consulting with our engineers pursuant to the Bioscan Agreement (See Item 5, Other Information, “Laser Imager for Lab Animals”).

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the three months ended September 30, 2008, were $776,171, representing an increase of $62,900 or 9%, from $713,271 in the corresponding period in 2007.  Of the $776,171, compensation and related benefits comprised $378,431 (49%), compared to $464,545 (65%) during the three months ended September 30, 2007.  Of the $378,431 and $464,545 compensation and related benefits, $27,651 (7%) and $48,403 (10%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month increase of $62,900 is a net result.  The relevant increases were $104,009 in office rent expense as a result of recording the rent expense in connection with the Sale/Lease back of our Plantation facility; $37,800 in consulting expenses as a result of the recording of the $55,000 value of 5,000,000 shares given to R.H. Barsom for financial services consulting; $32,000 in placement fees issued in connection with the sale of our convertible debenture to Whalehaven Capital Fund Limited (“Whalehaven”); and $23,795 in legal expenses involving corporate and securities matters.  The increases

Table of Conents

were partially offset by decreases of $86,114 in compensation and related benefits as a result of staff reductions as per our cost savings initiatives; $25,440 in Board meeting expenses as a result of not having any outside Board members; $10,627 in the maintenance of patents that were already issued; and $9,000 in investor relations expense as a result of discontinuing our outside investor relations consultant.

We do not expect a material increase in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

RESEARCH AND DEVELOPMENT

Research and development expenses during the three months ended September 30, 2007, were $512,196, representing an increase of $43,868 or 9%, from $468,328 in the corresponding period in 2007.  Of the $512,196, compensation and related benefits comprised $224,503 (44%), compared to $299,955 (64%), during the three months ended September 30, 2007.  Of the $224,503 and $299,955 compensation and related benefits, $7,761 (3%) and $2,413 (1%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month increase of $43,868 is a net result.  The relevant increases were $102,123 in consulting expenses primarily associated with the monitoring and data management of our PMA application process, and software development by outside contractors; $53,807 in freight charges and related cost of duties and taxes for an international clinical system; $14,074 in legal patent expenses associated with new patents; and $7,260 in clinical expenses due to the variable costs associated with our PMA clinical trials.  The increases were partially offset by decreases of $75,452 in compensation and related benefits as per our cost savings initiatives; $18,918 in reduced travel related costs; and $34,992 in research and development expenses as a result of parts being transferred in the same period in 2007.

We expect a significant increase in research and development expenses in fiscal 2009 due to the cost of conducting our PMA clinical trials in the United States.  We also expect consulting expenses and professional fees to increase due to PMA activities.  See Item 5. Other Information - “Recent Developments, Regulatory Matters”.

SALES AND MARKETING

Sales and marketing expenses during the three months ended September 30, 2008, were $101,284, representing a decrease of $150,397 or 60% from $251,681 in the corresponding period in 2007.  Of the $101,284, compensation and related benefits comprised $28,970 (29%), compared to $46,844 (19%) during the three months ended September 30, 2007.  Of the $28,970 and $46,844 compensation and related benefits, $495 (2%) and $776 (2%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $150,397 is a net result.  The relevant decreases were $17,874 in compensation and related benefits as per our cost savings initiatives; $12,000 due to a decreased reliance of outside sales consultants; $37,403 in travel expenses for sales calls, installation, training and service; $11,045 in advertising and promotion; $10,699 in representative office expenses associated with our office in Beijing, China; and $52,819 due to the recording of freight charges associated with CTLM® systems we shipped internationally in the corresponding period in 2007.

We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.

Table of Conents

AGGREGATED OPERATING EXPENSES

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the three months ended September 30, 2008 and 2007, which were $1,447,208 and $1,495,387, we had a decrease of $48,179 or 3%.

The decrease of $48,179 in the three-month comparative period was primarily due to a decrease in sales and marketing expenses of $150,397 which were partially offset by increases in general and administrative expenses of $62,900; research and development expenses of $43,868.

We expect a significant increase in research and development expenses throughout the balance of fiscal 2009 due to the cost of finishing our PMA clinical trials in the United States and submission of our PMA application to the FDA.  We also expect consulting expenses and professional fees to increase due to PMA activities.

Inventory Valuation Adjustments during the three months ended September 30, 2008, were $4,898, representing a decrease of $9,876, or 67%, from the corresponding period in 2007.  The decrease is due to the reduction in write-downs of obsolete components that are no longer used in the manufacture of the CTLM®.

Compensation and related benefits during the quarter ended September 30, 2008, were $631,903, representing a decrease of $179,442 or 22% from $811,345 during the quarter ended September 30, 2007.  Of the $631,903 and $811,345 compensation and related benefits, $35,907 (6%) and $51,592 (6%), respectively, were due to non-cash compensation associated with expensing stock options.  The net decrease of $179,442 was due to a $15,685 decrease in the recording of non-cash compensation related to the expensing of stock options combined with a decrease of cash compensation of $163,757.

Interest expense during the three months ended September 30, 2008, was $147,780, representing an increase of $128,333 or 660%, from $19,447 during the corresponding period in 2007.  The interest expense is primarily comprised of the imputed interest of $73,854 associated with our equity credit line with Charlton Avenue, LLC (“Charlton”) as per the terms and conditions of our private equity credit agreement, and $72,015 associated with our $400,000 convertible debenture sold to Whalehaven.  Our utilization of the credit line fluctuates during the year and therefore causes increases and decreases in interest expense from quarter to quarter.  See Item 5.  Other Information – “Financing/Equity Line of Credit”.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $6,450 as of September 30, 2008.  This is a decrease of $42,983 from $49,433 as of June 30, 2008.  During the quarter ending September 30, 2008, we received a net of $710,000 from the sale of common stock through our private equity agreement with Charlton.  See – “Financing/Equity Line of Credit”

We do not expect to generate a positive internal cash flow for at least the next 12 months due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA PMA process, the costs associated with product development activities and the time required for homologations from certain countries.

Property and Equipment was valued at $447,493 net as of September 30, 2008.  The overall decrease of $47,583 from June 30, 2008 is due primarily to depreciation recorded for the first quarter.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions, with loans from unaffiliated third parties, and most recently, through a sale/lease-back transaction involving our headquarters facility.  Net cash used for operating and product development expenses during the three months ending September 30, 2008, was $1,154,152, primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities.  At September 30, 2008, we had working capital of $(280,004) compared to working capital of $(77,137) at June 30, 2008.

During the first quarter ending September 30, 2008, we raised $710,000 through the sale of shares of common stock to Charlton and $400,000 through the sale of a convertible debenture to Whalehaven. See “Part II, Item 5 Debenture Private Placement”.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  On April 21, 2008, we replaced our Fifth Private Equity Credit Agreement, which expired on March 21, 2008, with a new Sixth Private Equity Agreement with Charlton.  We expect to use our Sixth Private Equity Credit Agreement with Charlton and/or alternative financing facilities to raise the additional funds required to continue operations.  In the event that we are unable or elect not to utilize the Sixth Private Equity Credit Agreement or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Charlton or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the three months ending September 30, 2008, were $1,231 as compared to $1,394 for the three months ending September 30, 2007.  These expenditures were a direct result of purchases of computer and miscellaneous equipment.  We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2009 will be approximately $25,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of September 30, 2008.  Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs.  Our future capital requirements will depend on many factors, including the following:

Table of Conents

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

We do not expect to generate a positive internal cash flow for at least 12 months as substantial costs and expenses continue due principally to the international commercialization of the CTLM®, activities related to our FDA PMA process, and advanced product development activities.  We intend to use the proceeds from the sale of convertible debentures, convertible preferred shares, and draws from our Sixth Private Equity Credit Agreement and any successor private equity agreements with Charlton and/or alternative financing facilities as our sources of working capital.  There can be no assurance that the equity credit financing will continue to be available on acceptable terms.  We plan to continue our policy of investing excess funds, if any, in a High Performance Money Market savings account at Wachovia Bank N.A.

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

On March 31, 2008, we closed the sale of our commercial building for $4.4 million to Bright Investments LLC (“Bright”), an unaffiliated third-party and a sister company to Superfun B.V., and executed the lease.  The term of the triple net lease was five years with the first monthly rent payment due six months from the commencement date of the lease.  The monthly rent for the base year was $24,000 plus applicable sales tax.  During the term and any renewal term of the lease, the minimum annual rent was to be increased each year.  Commencing with the first day of the second lease year and on each lease year anniversary thereafter, the minimum annual rent was to be cumulatively increased by $24,000 per each lease year or $2,000 per month plus applicable sales tax.  Either party was entitled to cancel the lease without penalty or fault upon 180 days prior notice given to the other party.

On April 29, 2008, we gave six months prior written notice of termination of our lease of our Plantation, Florida facility.  On June 2, 2008, we executed a Business Lease Agreement with Ft. Lauderdale Business Plaza Associates, an unaffiliated third-party, for 9,870 square feet of commercial office and manufacturing space at 5307 NW 35th Terrace, Ft. Lauderdale, Florida.  The term of the lease is five years and one month, with the first monthly rent payment due September 1, 2008, with an option to renew for one additional period of three years.  The monthly base rent for the initial year is $6,580 plus applicable sales tax.  During the term and any renewal term of the lease, the base annual rent shall be increased each year.  Commencing with the first day of August 2009 and each year thereafter, the base annual rent shall be cumulatively increased by 3.5% each lease year plus applicable sales tax.  IDSI will also be obligated to pay as additional rent its pro-rata share of all common area maintenance expenses, which is estimated to be $3,084.37 per month for the first 12 months of the lease.  The total monthly rent including

Table of Conents

Florida sales tax for the first 12 months is $10,244.23.  Upon the execution of the lease, we paid the first month's rent of $10,244.23 and a security deposit of $13,160.00.  In August 2008, we moved into our new headquarters facility.  We believe that our new facility is adequate for our current and reasonably foreseeable future needs and provides us with a monthly cost savings of $23,196 per month.  We intend to assemble the CTLM® at our facility from hardware components that will be made by vendors to our specifications.

Issuance of Stock for Services/Dilutive Impact to Shareholders
We have issued through 2003 and may in the future issue stock for services performed and to be performed by consultants.  The issuance of large amounts of common stock for services rendered or to be rendered and the subsequent sale of such shares may depress the price of the common stock and dilute existing shareholders.

Since we have generated no material revenues to date, our ability to obtain and retain consultants may be dependent on our ability to issue stock for services.  Since July 1, 1996, we have issued an aggregate of 7,306,500 shares of common stock covered by registration statements on Form S-8.  The aggregate fair market value of those shares when issued was $2,492,151.  The issuance of large amounts of our common stock, sometimes at prices well below market price, for services rendered or to be rendered and the subsequent sale of these shares may further depress the price of our common stock and dilute the holdings of our shareholders.  In addition, because of the possible dilution to existing shareholders, the issuance of substantial additional shares may cause a change-in-control.  On July 15, 2008, we entered into a Financial Services Consulting Agreement with R.H. Barsom Company, Inc. of New York, NY, an unaffiliated third-party, to provide us with investor relations services and guidance and assistance in available alternatives to maximize shareholder value.  The aggregate fair market value of the 5,000,000 restricted shares when issued was $55,000.

Table of Conents

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

Table of Conents

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

Based on our preliminary investigation of this matter, we believe that this claim is completely without merit, and we intend to vigorously defend the case.  We have engaged counsel for this case.  Our response to the lawsuit is due on November 19, 2008.

Item 1A.                  Risk Factors.

Our Annual Report on Form 10-K for the year ended June 30, 2008, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing IDSI.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  During the first quarter ended September 30, 2008, there were no material changes in risk factors as previously disclosed in our Form 10-K filed on September 12, 2008.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

See Item 5. Other Information –“Financing/Equity Line of Credit”.

Item 3.     Defaults Upon Senior Securities.

None

Item 4.       Submission of Matters to a Vote of Security-Holders.

None

Item 5.Other Information.

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

Table of Conents

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

We reported in our Prospectus dated December 27, 2005 that we experienced further delays because of difficulties in designing a revised clinical protocol and in enlisting hospitals and imaging centers to participate in acquiring new clinical cases.  In spite of the delays we experienced in obtaining the necessary approvals from the hospitals and their respective Institutional Review Boards (“IRB”), we made good progress in advancing PMA activities. We further reported on March 23, 2006 that changes would be incorporated to bring the CTLM® system to its most current design level.  Those changes were made and do, we believe, improve the device’s image quality and reliability.  Upgraded CTLM® systems were installed at our U.S. clinical sites and data collection is proceeding in accordance with our clinical protocol.  We are continuing to research and develop CTLM® technologies to advance the state-of-art of this new imaging modality.  As of November 2008, 10 clinical sites are participating in the clinical trials and we believe we are on schedule to complete the data collection and submit the PMA application in its entirety in December 2008.

The development chronology stated above details how complicated the process is to develop a brand new medical imaging technology.  We believe that we have a strong patent portfolio and are the world leader in optical tomography.  We have received marketing approval in China and Canada, the CE Mark for the European Union, ISO 9001:2000 registration, ISO 13485:2003 registration, UL Electrical Test Certificate, and Product registrations in

Table of Conents

Brazil and Argentina. Worldwide our end users have completed more than 14,000 patient scans and we have sold 13 CTLM® systems.  Our decision to fund the Company through the sale of equity has enabled us to reach this important milestone.  We intend to use the proceeds from the sale of convertible debentures, convertible preferred shares, and draws from our Sixth Private Equity Credit Agreement and any successor private equity agreements with Charlton and/or alternative financing facilities as our sources of working capital.  Additional financing may be required before and after the filing of the PMA application.

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

Table of Conents

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

As of the date of this report IDSI’s users have performed over 14,000 CT Laser Mammography (CTLM®) clinical cases worldwide.

Other Recent Events

In October 2008, we announced that our distributor, The Oyamo Group (“Oyamo”) placed an order for the first CTLM® system for Jerusalem, Israel.  Oyamo obtained the import license from The Israeli Ministry of Health and the CTLM® system will be installed at the Hadassah University Medical Center, which is known for pioneering new medical techniques.

In October 2008, we announced that our distributor, Laszlo Meszaros of Kardia Hungary Kft. purchased the first CTLM® system for Budapest, Hungary.  The CTLM® system will be installed at the new MeDoc HealthCare Center (“MDHC”) located in Budapest, in collaboration with Dr. Maria Gergely, Chief Radiologist of Uzsoki Hospital.

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

On August 30, 2006 we announced an exclusive license agreement under which Bioscan, Inc. would integrate LILA technology into their animal imaging portfolio.  Under the agreement we would transfer technology to Bioscan by December 2006 upon receipt of the technology transfer fee.  We have received full payment of $250,000 for the technology transfer fee and $69,000 for the parts associated with the agreement.  The agreement also provides for royalties on future sales.  Bioscan has commenced its work on the LILA project and placed one of their engineers at our facility so that he can confer with our engineers if necessary.  Bioscan pays us for use of the space and consulting fees if they require our engineering assistance.  There can be no assurance that it will be successful or that we will receive any royalties from Bioscan.

Table of Conents

Annual Meeting

We plan to file our Definitive Proxy Statement around November 14, 2008.  The Board of Directors has set November 12, 2008 as the record date.  We plan to hold the Annual Meeting at 9:00 AM local time on December 29, 2008, at the Sheraton Suites Cypress Creek, 555 NW 62nd Street, Fort Lauderdale, Florida.  For this Annual Meeting we will be implementing the new SEC Notice & Access or “e-proxy” rule which became effective on July 1, 2007 for shareholder meetings held on or after August 10, 2007.  This new rule allows us to mail a Notice to our shareholders instead of the traditional proxy package.  The Notice will provide instructions for accessing a website to view the materials and vote their shares.  Our shareholders have an option to elect to receive the same hard-copy mailings as they previously received.  We are adopting this new rule to reduce our costs associated with the annual meeting process.

Patent Update

We have received notice that U.S. Patent 7,446,875, entitled “Apparatus and Method for Acquiring Time Resolved Measurements Utilizing Direct Digitization of the Temporal Point Spread Function of the Detected Light”, was issued on November 4, 2008.

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

Table of Conents

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

Table of Conents

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

Under the Sixth Private Equity Credit Agreement we have drawn down $1,057,193 and issued 50,000,000 shares of common stock.

As of the date of this report, since January 2001, we have drawn an aggregate of $41,729,451 in gross proceeds from our equity credit lines with Charlton and have issued 248,676,012 shares as a result of those draws.

Table of Conents

Sale/Lease-Back

In March 2008, we completed the sale of our Plantation, Florida building for $4.4 million, which was paid for in the following installments:  See “Note 8, Sale/Lease-Back of Building” and See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back.

First Installment	8/02/2007	$1,100,000.00
Second Installment	9/21/2007	$1,100,000.00
Third Installment	12/14/2007	$550,000.00
Fourth Installment	1/04/2008	$550,000.00
Fifth Installment	1/18/2008	$1,056,000.00
Final Payment	3/26/2008	$44,027.00

These funds were used to finance our operations on terms more favorable than those which were available under the Fifth Private Equity Credit Agreement.

Debenture Private Placement

On August 1, 2008, we entered into a Securities Purchase Agreement  (the “Purchase Agreement”) with an unaffiliated third party, Whalehaven Capital Fund Limited (“Whalehaven”), relating to a private placement (the “Private Placement”) of a total of up to $800,000 in principal amount of one-year 8% Senior Secured Convertible Debentures (the “Debentures”).

The Purchase Agreement provided for the sale of the Debentures in two closings.  The first closing, which occurred on August 4, 2008, was for a principal amount of $400,000.  On October 23, 2008, the Purchase Agreement was amended to limit the debenture facility to the $400,000 already issued.

Prior to maturity, the Debenture bears interest at the rate of 8% per annum, payable quarterly in cash or, at our option, in shares of common stock based on the then-existing market price provided that we are in compliance with the Purchase Agreement.

The Debenture may be converted in whole or in part at the option of the holder any time after the closing date into our Common Stock at the lesser of (i) $.019 per share, which was the closing price of our shares on the closing date (“fixed conversion price”) or (ii) 80% of the 3 lowest bid prices during the 10 consecutive trading days immediately preceding a conversion date; however, the minimum conversion price (per the October 23, 2008, amendment) is $.013 per share and the terms of each Debenture prevent the holder from converting the Debenture to the extent that the conversion would result in the holder and its affiliates beneficially owning more than 4.99% of the outstanding shares of our common stock; although this limit may be increased to 9.99% on 61 days prior written notice from the holder.

At any time after closing, upon written notice we may redeem the Debenture for cash at a 25% premium of the principal amount plus accrued and unpaid interest.

The Debenture is secured by a pledge of substantially all of our assets pursuant to a Security Agreement dated August 1, 2008, between IDSI and Whalehaven.

In connection with the sale of the Debenture, we issued to Whalehaven five-year Warrants to purchase 22,222,222 shares of the Company’s common stock.  The exercise price of these Warrants is $0.0228, i.e.,120% of the market price on the closing date.  The Warrants are subject to cashless exercise at Whalehaven’s option.

We paid a placement agent fee equal to 8% in cash at closing.  The placement agent also received a Warrant to purchase 2,666,666 shares of common stock, i.e. an amount equal to  equal to 12% of Whalehaven’s Warrants, with an exercise price equal to Whalehaven’s exercise price.

Table of Conents

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

Table of Conents

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
10.92
Amendment Agreement by and between Imaging Diagnostic Systems, Inc. (the “Company” or “IDSI”) and Whalehaven Capital Fund Limited (the “Purchaser” and collectively, the “Purchasers”) dated October 23, 2008.  Incorporated by reference to our Form 8-K filed on October 23, 2008.

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

Table of Conents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2008		Imaging Diagnostic Systems, Inc.

	By:	/s/ Linda B. Grable
Linda B. Grable
Chief Executive Officer

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President and Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)