Form 10-Q
period 2008-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2009-02-09
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to______

Commission file number: 0-26028

IMAGING DIAGNOSTIC SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	22-2671269
(State of Incorporation)	(IRS Employer Ident. No.)

5307 NW 35th Terrace, Fort Lauderdale, FL	33309
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of each of the issuer’s classes of equity as of December 31, 2008: 394,260,180 shares of common stock, no par value.  As of December 31, 2008, the issuer had no shares of preferred stock outstanding.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Balance Sheets – (Unaudited) December 31, 2008 and June 30, 2008	3

	Condensed Statements of Operations - (Unaudited) Six months and three months ended December 31, 2008 and 2007,	4
	to December 31, 2008 and December 10, 1993 (date of inception)

	Condensed Statements of Cash Flows - (Unaudited) Six months ended December 31, 2008 and 2007, and December 10, 1993 (date of inception) to December 31, 2008	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Financial Condition and Results	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	33

Signatures		34

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheet

Assets

	Dec. 31, 2008	Jun. 30, 2008
Current assets:	Unaudited	*
Cash	$66,923	$49,433
Accounts receivable, net of allowances for doubtful accounts
of $67,000 and $67,000, respectively	33,643	39,718
Loans receivable	57,357	57,357
Inventories, net of reserve of $408,000 and $408,000, respectively	624,391	647,169
Prepaid expenses	36,967	55,368

Total current assets	819,281	849,045

Property and equipment, net	403,378	495,076
Intangible assets, net	222,147	239,235

Total assets	$1,444,806	$1,583,356

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,317,858	$800,068
Customer deposits	146,114	126,114
Convertible debenture, net of debt discount of $325,641	299,359	-

Total current liabilities	1,763,331	926,182

Long-Term Liabilities:
Commitments and contingencies	-	-
Deferred Rent Liability	-	85,935
Deferred Gain - Sale of Building	-	1,040,000

Total Long-Term liabilities	-	1,125,935

Total liabilities	1,763,331	2,052,117

Stockholders equity (Deficit):
Common Stock	101,052,086	99,651,145
Additional paid-in capital	3,401,255	2,844,832
Deficit accumulated during development stage	(104,771,866)	(102,964,738)

Total stockholders' equity (Deficit)	(318,525)	(468,761)

Total assets and stockholders' equity (Deficit)	$1,444,806	$1,583,356

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statement of Operations

	Six Months Ended		Three Months Ended		Since Inception
	December 31,		December 31,		Dec. 10, 2003 to
	2008	2007	2008	2007	Dec. 31, 2008

Net Sales	$8,294	$36,952	$8,294	$9,409	$2,081,169
Cost of Sales	8,549	18,249	8,549	4,533	894,108

Gross Profit	(255)	18,703	(255)	4,876	1,187,061

Operating Expenses:
General and administrative	1,402,918	1,473,480	626,744	759,930	54,013,219
Research and development	817,798	926,872	303,442	458,658	21,285,095
Sales and marketing	367,187	645,493	268,063	393,697	8,524,560
Inventory valuation adjustments	12,947	43,524	8,050	28,750	4,683,332
Depreciation and amortization	105,318	94,819	52,659	47,486	3,060,203
Amortization of deferred compensation	-	-	-	-	4,064,250

	2,706,168	3,184,188	1,258,958	1,688,521	95,630,659

Operating Loss	(2,706,423)	(3,165,485)	(1,259,213)	(1,683,645)	(94,443,598)

Gain (Loss) on sale of fixed assets	1,181,894	-	-	-	2,794,565
Interest income	31	6,704	8	3,971	307,796
Other income	3,104	-	1,416	-	761,521
Other income - LILA Inventory	-	-	-	-	(69,127)
Interest expense	(285,734)	(23,748)	(137,957)	(4,301)	(7,275,262)

Net Loss	(1,807,128)	(3,182,529)	(1,395,746)	(1,683,975)	(97,924,105)

Dividends on cumulative Pfd. stock:
From discount at issuance	-	-	-	-	(5,402,713)
Earned	-	-	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(1,807,128)	$(3,182,529)	$(1,395,746)	$(1,683,975)	$(104,771,866)

Net Loss per common share:
Basic and Diluted:
Net loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)	$(0.78)

Weighted average number
of common shares	363,231,815	317,452,950	380,903,897	318,303,887	134,790,822

The accompanying notes are an intergral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows

	Six Months		Since Inception
	Ended December 31,		(12/10/93) to
	2008	2007	Dec. 31, 2008

Cash flows from operations:
Net loss	$(1,807,128)	$(3,182,529)	$(97,924,106)
Changes in assets and liabilities	(54,744)	364,050	28,124,741
Net cash used in operations	(1,861,872)	(2,818,479)	(69,799,365)

Cash flows from investing activities:
Proceeds from sale of property & equipment	2,400	2,750,000	4,390,015
Capital expenditures	(1,231)	(5,690)	(7,587,027)
Net cash provided used for investing activities	1,169	2,744,310	(3,197,012)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Other financing activities	800,000	(250,000)	6,635,029
Proceeds from issuance of preferred stock	-	-	18,039,500
Net proceeds from issuance of common stock	1,078,193	275,000	48,439,060

Net cash provided by (used in) financing activities	1,878,193	25,000	73,063,300

Net increase (decrease) in cash	17,490	(49,169)	66,923

Cash, beginning of period	49,433	477,812	-

Cash, end of period	$66,923	$428,643	$66,923

IMAGING DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2009.  These condensed financial statements have been prepared in accordance with Financial Accounting Standards No. 7 (FAS 7), Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on September 12, 2008.

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

In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations, which would materially impact our ability to continue as a going concern.  Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for capital requirements to date.  Recently we have relied on raising additional capital through our Fifth Private Equity Credit Agreement, which expired on March 21, 2008; through our Sixth Private Equity Credit Agreement dated April 21, 2008; through the sale/lease-back of our headquarters facility, which yielded gross proceeds of $4.4 million between August 2007 and March 2008; through the sale of a one-year $400,000 senior secured convertible debenture dated August 1, 2008 and a second one-year $400,000 senior secured convertible debenture dated November 20, 2008; and though the exercise in December 2008 and January 2009 of warrants issued in connection with the initial debenture.  See Part II, Item 5. Other Information – “Financing/Equity Line of Credit.”  We plan to raise additional capital through our Sixth Private Equity Credit Agreement; or other sources of financing.  In the event we are unable to draw from this new private equity line, alternative financing will be required to continue operations, and there is no assurance that we will be able to obtain alternative financing on commercially reasonable terms.  There is no assurance that, if and when Food and Drug Administration (“FDA”) marketing clearance is obtained, the CTLM® will achieve market acceptance or that we will achieve a profitable level of operations.

We currently manufacture and sell our sole product, the CTLM® - Computed Tomography Laser Mammography.  We are appointing distributors and installing collaboration systems as part of our global commercialization program.  We have sold 13 systems as of December 31, 2008; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  We are attempting to create increased product awareness as a foundation for developing markets through an international distributor network.  We may be able to exit FAS 7 Development Stage Enterprise reporting upon two successive quarters of sufficient revenues such that we would not have to utilize other funding to meet our quarterly operating expenses.

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	Dec. 31, 2008	June 30, 2008
	Unaudited
Raw materials consisting of purchased parts, components and supplies	$550,798	$578,144
Work-in-process including units undergoing final inspection and testing	28,972	28,939
Finished goods	452,621	448,086

Sub-Total Inventories	$1,032,391	1,055,169

Less Inventory Reserve	(408,000)	(408,000)

Total Inventory - Net	$624,390	$647,169

We review our Inventory for parts that have become obsolete or in excess of our manufacturing requirements and our Finished Goods for valuation pursuant to our Critical Accounting Policy for Inventory.  For the fiscal year ending June 30, 2008 since such finished goods are being utilized for collecting data for the PMA, we reclassified the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical equipment.  For the fiscal year ending June 30, 2007 we had identified $408,000 of Inventory that we deem impaired due to the lack of inventory turnover, which was recorded as Inventory Reserve.  No further Inventory Reserve was recorded for the quarter ending December 31, 2008.

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

In October 2008, FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to the Company’s September 30, 2008 financial statements.  The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition as of and for the periods ended December 31, 2008.

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

In May 2008, the FASB issued SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  SFAS No. 162 is effective for fiscal years beginning after November 15, 2008. We are currently assessing the impact, if any, SFAS 162 will have on our financial statements.

We have reviewed recent FASB pronouncements Statement No. 159, regarding the fair value option for financial assets and financial liabilities; Statement No. 141R, regarding business combinations; Statement No. 160, regarding non-controlling interests in Consolidated Financial Statements; Statement No. 161, regarding disclosures about derivative instruments and hedging activities; and FSP SFAS No. 157-3, regarding determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market and have determined that they are not applicable.

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

For purposes of the following disclosures the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended December 31, 2008: no dividend yield; expected volatility of 121%; risk-free interest rate of 4%; and an expected eight-year term for options granted.  For the quarter ending December 31, 2008, the net income and earnings per share reflect the actual deduction for option expense as a non-cash compensation expense.

Options granted to non-employees, including lenders and consultants, are accounted for in accordance with the provisions of SFAS No.123 and Emerging Issues Task Force (“EITF”) Consensus No.96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The Company applies the Black-Scholes method to determine the estimated fair value of such awards, which are periodically re-measured as they vest. The resulting value is recognized as an expense over the period of services received or the term of the related financing.

Stock-based compensation expense recorded during the three months ended December 31, 2008, was $4,083 compared to $35,907 from the corresponding period in fiscal 2007.  In connection with the Sale/Lease-Back of our commercial building, we recorded $3,563 as non-qualified stock option expense for the three months ended December 31, 2008.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back”.

The weighted average fair value per option at the date of grant for the three months ended December 31, 2008 and 2007, using the Black-Scholes Option-Pricing Model was $.022 and $.0258, respectively.  Assumptions were as follows:

	Three Months Ended
	December 31,
	2008	2007
Expected Volatility(1)	122%	68.70%
Risk Free Interest Rate(2)	4%	5%
Expected Term(3)	8 yrs	8 yrs

(1)  We calculate expected volatility through a mathematical formula using the last day of the week’s closing stock price for the previous 61 weeks prior to the option grant date.  The expected volatility for the three months ending December 31, 2008 and 2007 in the table above are weighted average calculations.

(2)  We lowered our risk-free interest rate from 5% to 4% for stock option expensing effective for the quarter ending December 31, 2008.  If a significant increase or decrease occurs in the zero coupon rate of the U.S Treasury Bond, a new rate will be set.  The decrease in the risk-free interest rate will decrease compensation expense.

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

NOTE 7 - COMMON STOCK ISSUANCES – PRIVATE EQUITY CREDIT AGREEMENT

During the second quarter ending December 31, 2008, we drew $132,193 on our Sixth Private Equity Credit Agreement with Charlton Avenue LLC (Charlton).  For the three months ended December 31, 2008, we recorded deemed interest expense of $7,343 for our private equity credit agreement.  See Item 5.  Other Information – “Financing/Equity Line of Credit”  Subsequent to the end of the second quarter, we did not draw on our Sixth Private Equity Credit Agreement with Charlton through the date of this report.

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

On March 31, 2008, we closed the sale of our commercial building for $4.4 million to Bright Investments LLC (“Bright”), an unaffiliated third-party and a sister company to Superfun B.V. pursuant to our September 13, 2007 sale/lease-back agreement with Superfun B.V.  We received payments of $2,200,000 in the quarter ending September 30, 2007, $550,000 in the quarter ending December 31, 2007, and $1,650,027 in the quarter ending March 31, 2008.  We recorded the advanced payments received as a current liability on the Balance Sheet which was carried until we received the full payment of $4.4 million.  At that time we conveyed title to our property and executed the five year lease.  Pursuant to FAS-98, we recorded the sale, removed the sold property and its related liabilities from the Balance Sheet and deferred the gain over the five year term of the operating lease in accordance with the provisions of FAS-13 amended by FAS-28.  We computed the amount of gain on the sale portion of the sale/lease-back in accordance with the provisions of FAS-66.  In this regard, we recorded a gain of $1,609,525 and recorded a deferred gain of $1,040,000, which is the present value of the lease payments over the five year term of the lease.  We planned to amortize the deferred gain in proportion to the gross rental charged to expense over the lease term.  The lease provided a six-month rent holiday with rent payments commencing on September 14, 2008.  To account for the rent holiday, we recorded $13,935 for Rent Expense from March 14th to March 31st and accrued that amount as a deferred rent liability.  From April 1st to September 14th, we recorded rent expense of $24,000 per month and accrued that amount as a deferred rent liability. The $144,000 deferred rent liability will be amortized on a straight-line basis over the lease term.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back.

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

NOTE 9 – DEBT DISCOUNT

In connection with the sale of a $400,000 convertible debenture on August 1, 2008 to Whalehaven Capital Fund Limited. (“Whalehaven”), we recorded a debt discount of $233,333 for this convertible debenture and related warrant during the period ending December 31, 2008.  We recorded interest expense to amortize the debt discount in the amount of $100,000 during the period ending December 31, 2008.

In connection with the sale of a $400,000 convertible debenture on November 21, 2008 to Whalehaven and Alpha Capital Anstalt (“Alpha”), we recorded a debt discount of $92,308 for this convertible debenture during the period ending December 31, 2008.  There was no interest expense recorded to amortize the debt discount on this convertible debenture during the period ending December 31, 2008.  See “Part II, Item 5, Financing/Equity Line of Credit, Debenture Private Placement.”

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

As of the date of this report we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through December 31, 2008 of $104,771,866 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA Pre-Market Approval (“PMA”) process, and the costs associated with advanced product development activities.  There can be no assurances that we will obtain the PMA, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

RESULTS OF OPERATIONS

SALES AND COST OF SALES

We are continuing to develop our international markets through our global commercialization program.  In the quarter ended December 31, 2008, we recorded revenues of $8,294 representing a decrease of $1,115 or 12% from $9,409 during the quarter ended December 31, 2007.  The Cost of Sales during the quarter ended December 31, 2008, were $8,549 representing an increase of $4,016 or 89% from $4,533 during the quarter ended December 31, 2007.  The revenue of $8,294 and cost of sales of $8,549 is from the sale of parts and service kits to one of our distributors.  No new CTLM® Systems were sold in the quarter ended December 31, 2008.  See Item 5.  Other Information – “Other Recent Events”

Revenues for the six months ended December 31, 2008, were $8,294 representing a decrease of $28,658 or 78% from $36,952 in the corresponding period in 2007.  The Cost of Sales during the six months ended December 31, 2008, were $8,549 representing a decrease of $9,700 or 53% from $18,249 in the corresponding period in 2007.

Other Income for the three and six months ended December 31, 2008, were $1,416 and $3,104, respectively, representing the use of our facilities and consulting with our engineers pursuant to the Bioscan Agreement (See Part II, Item 5, Other Information, “Laser Imager for Lab Animals”).

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the three and six months ended December 31, 2008, were $626,744 and $1,402,918, respectively, representing decreases of $133,186 or 18% and $70,562 or 5%, from $759,930 and $1,473,480 in the corresponding periods in 2007.  Of the $626,744, compensation and related benefits comprised $364,941 (60%) compared to $481,019 (63%), during the three months ended December 31, 2007.  Of the $364,941 and $481,019 compensation and related benefits, $4,447 (1%) and $36,642 (8%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $1,402,918, compensation and related benefits comprised $743,371 (60%), compared to $945,565 (59%), during the six months ended December 31, 2007.  Of the $743,371 and $945,565 compensation and related benefits,

$32,098 (5%) and $85,046 (9%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $133,186 is a net result.  The significant decreases were $116,078 in compensation and related benefits as a result of fewer employees and a reduced amount of stock option expense during the current quarter; $37,480 in Board Meeting expenses as a result of not having independent directors during the period; $3,393 in consulting expenses; $3,335 in books, dues and subscriptions; as a result of the sale of our Plantation facility and other cost savings initiatives, we had a decrease of $78,752 in insurance costs, $12,675 in utility and  telephone expenses; and $16,604 in maintenance and repairs.  The decreases were partially offset by increases of $40,977 in rent expense; $62,894 in proxy service expenses as a result of having our Annual Meeting during the quarter; and $32,000 in placement fees in connection with the sale of a $400,000 convertible debenture.

The six-month decrease of $70,562 is a net result.  The significant decreases were $202,194 in compensation and related benefits as a result of fewer employees and a reduced amount of stock option expense during the period; $63,920 in Board Meeting expenses as a result of not having independent directors during the period; $4,686 in travel expenses; and as a result of the sale of our Plantation facility $20,518 in maintenance and repairs, $59,565 in insurance costs, and $17,202 in utility and telephone expenses.  The decreases were partially offset by increases of $144,986 in rent expense; $52,778 in legal expenses involving Corporate and Securities matters; $34,408 in consulting expenses due to the hiring of an unaffiliated third-party to provide IDSI with investor relations services; and $64,000 in placement fees in connection with the sale of our two $400,000 convertible debentures.

We do not expect a material increase in our general and administrative expenses until we realize significant revenues from the sale of our product.

RESEARCH AND DEVELOPMENT

Research and development expenses during the three and six months ended December 31, 2008, were $303,429 and $817,785, respectively, representing decreases of $155,229 or 34% and $109,087 or 13%, from $458,658 and $926,872 in the corresponding periods in 2007.  Of the $303,429, compensation and related benefits comprised $216,206 (71%), compared to $260,649 (57%) during the three months ended December 31, 2007.  Of the $216,206 and $260,649 compensation and related benefits, $(889.50) (0%) and $7,295 (3%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $817,785, compensation and related benefits comprised $440,709 (54%), compared to $560,604 (60%) during the six months ended December 31, 2007.  Of the $440,709 and $560,604 compensation and related benefits, $6,872 (2%) and $9,707 (2%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $155,229 is due primarily to $44,443 in compensation and related benefits as a result of a reduction in staff; $31,735 in clinical expenses due to the variable costs associated with our PMA clinical trials; $27,589 in consulting expenses primarily associated with the monitoring of our PMA; $20,927 in travel related expenses; $3,720 in the maintenance of our patent applications; $8,214 in FDA legal expenses; and $13,186 in research and development expenses.

The six-month decrease of $109,087 is a net result.  The significant decreases were $119,895 in compensation and related benefits as a result of a reduction in staff; $48,178 in research and development expenses; and $24,474 in clinical expenses due to the variable costs associated with our PMA clinical trials.  The decreases were partially offset by increases of $74,534 in consulting expenses primarily associated with the monitoring and data management of our PMA and various consultants involved with design engineering, software engineering and research by our consulting radiologist; and $10,554 in the maintenance of our patent applications.

We expect a significant increase in research and development expenses in fiscal 2009 due to the cost of completing our PMA clinical trials in the United States.  We also expect consulting expenses and professional fees to increase due to PMA activities.  See Item 5. Other Information - “Recent Developments, Regulatory Matters”.

SALES AND MARKETING

Sales and marketing expenses during the three and six months ended December 31, 2008, were $268,063 and $367,187, respectfully, representing decreases of $125,634 or 32% and $278,306 or 43%, from $393,697 and $645,493 in the corresponding periods in 2007.  Of the $268,063, compensation and related benefits comprised $29,783 (11%), compared to $47,135 (12%) during the three months ended December 31, 2007.  Of the $29,783 and $47,135 compensation and related benefits, $525 (2%) and $776 (2%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $367,187, compensation and related benefits comprised $58,754 (16%), compared to $93,979 (15%) during the six months ended December 31, 2008.  Of the $58,754 and $93,979 compensation and related benefits, $1,020 (2%) and $1,551 (2%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $125,634 is a net result.  The significant decreases were $17,352 in compensation and related benefits due to a reduction in marketing support staff; $101,327 in travel expenses for sales calls, installation, training and service; $5,361 in representative office expenses in Beijing, China; and $13,040 in advertising and promotion.  The decreases were partially offset by increases of $14,360 in marketing related consulting expenses.

The six-month decrease of $278,306 is primarily due to decreases of $35,225 in compensation and related benefits partially due to a reduction in marketing support staff; $138,730 in travel expenses for sales calls, installation, training and service; $52,169 in freight charges as a result of transportation charges, customs fees, duties and taxes associated with CTLM® systems we shipped internationally in the previous period; $24,085 in advertising and promotion; $26,360 in marketing related consulting expenses; and $5,388 in representative office expense.

We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.

AGGREGATED OPERATING EXPENSES

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the three months ended December 31, 2008 and 2007, which were $1,258,958 and $1,688,521 respectively, we had a decrease of $429,563 or 25%.

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the six months ended December 31, 2008 and 2007, which were $2,706,168 and $3,184,188 respectively, we had a decrease of $478,020 or 15%.

The decrease of $429,563 in the three-month comparative period was primarily due to decreases of $133,186 in general and administrative expenses; $155,229 in research and development expenses; and $125,634 in sales and marketing expenses.

The decrease of $478,020 in the six-month comparative period was primarily due to decreases of $70,562 in general and administrative expenses; $109,087 in research and development expenses; and $278,306 in sales and marketing expenses.

We expect a significant increase in research and development expenses throughout the balance of fiscal 2009 due to the cost of finishing our PMA clinical trials in the United States and submission of our PMA application to the FDA.  We also expect consulting expenses and professional fees to increase due to PMA activities.

Inventory Valuation Adjustments during the three and six months ended December 31, 2008, were $8,050 and $12,947, respectively, representing decreases of $20,700 or 72% and $30,577 or 70%, from the corresponding periods in 2007.  The decrease is due to a reduction in the write-down of systems that have lost value to due usage as demonstrators on consignment.

Compensation and related benefits during the three and six months ended December 31, 2008, were $610,930 and $1,242,834, respectively, representing a decrease of $117,874 or 23% and $357,314 or 22% from $788,804 and $1,600,148, respectively, during the three and six months ended December 31, 2007.  Of the $610,930 and $1,242,834 compensation and related benefits, $4,083 (1%) and $39,990 (3%), respectively, were due to non-cash compensation associated with expensing stock options, which was a decrease of $40,630 or 91% and $56,315 or 58% from $44,713 and $96,304 during the three and six months ended December 31, 2007.

Interest expense during the three and six months ended December 31, 2008, was $137,955 and $285,735, respectively, representing increases of $133,654 or 3,107% and $261,987 or 1,103% from the corresponding periods in 2008.  The interest expense is primarily comprised of the amortization of the debt discount on our convertible debenture and the imputed interest associated with our equity credit line with Charlton Avenue, LLC (“Charlton”) as per the terms and conditions of our private equity credit agreement.  Our utilization of the credit line decreased significantly as we used the proceeds from the sale/lease-back of our building for current operations, which resulted in a reduction of interest expense for the periods.  See Part II. Item 5.  Other Information – “Financing/Equity Line of Credit”.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $66,923 as of December 31, 2008.  This is an increase of $17,490 from $49,433 as of June 30, 2008.  During the quarter ending December 31, 2008, we received a net of $132,193 from the sale of common stock through our private equity agreement with Charlton, we received a net of $368,000 from the sale of convertible debentures and we received a net of $161,000 from the exercise of warrants.  See Part II. Item 5, – “Financing/Equity Line of Credit.”

We do not expect to generate a positive internal cash flow for at least the next 12 months due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA PMA process, the costs associated with product development activities and the time required for homologations from certain countries.

Property and Equipment was valued at $403,378 net as of December 31, 2008.  The overall decrease of $495,076 from June 30, 2008 is due primarily to depreciation recorded for the first and second quarters.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions, with loans from unaffiliated third parties through a sale/lease-back transaction involving our headquarters facility, and most recently through sale of convertible debentures and exercise of related warrants.  Net cash used for operating and product development expenses during the six months ending December 31, 2008, was $1,861,872, primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities.  At December 31, 2008, we had working capital of $(944,050) compared to working capital of $(77,137) at June 30, 2008.

During the second quarter ending December 31, 2008, we raised a net of $132,193 through the sale of shares of common stock to Charlton and $368,000 through the sale of a second convertible debenture to Whalehaven and Alpha, and $161,000 through the exercise by Whalehaven and Alpha of warrants issued in connection with our August 2008 debenture sale. See “Part II. Item 5.  Debenture Private Placement”.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  On April 21, 2008, we replaced our Fifth Private Equity Credit Agreement, which expired on March 21, 2008, with a new Sixth Private Equity Agreement with Charlton.  We expect to use our Sixth Private Equity Credit Agreement with Charlton and/or alternative financing facilities to raise the additional funds required to continue operations.  In the event that we are unable or elect not to utilize the Sixth Private Equity Credit Agreement or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Charlton or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the six months ending December 31, 2008, were $1,231 as compared to $5,690 for the six months ending December 31, 2008.  These expenditures were a direct result of purchases of computer and miscellaneous equipment.  We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2009 will be approximately $5,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of December 31, 2008.  Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs.  Our future capital requirements will depend on many factors, including the following:

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

Based on our preliminary investigation of this matter, we believe that this claim is completely without merit, and we intend to vigorously defend the case.  Our Italian counsel responded to the lawsuit in November 2008 and requested and was granted an extension to May 27, 2009 to respond.

In December 2008, we were served with a lawsuit against us in Cuyahoga County, Ohio, by Plexar Associates, Inc. (“Plexar”), a company that provides software and algorithm development for medical imaging companies.  On January 23, 2008, we engaged the services of Plexar to provide work over a three-month period relating to artifact reduction.  The initial purchase order was limited to an amount not to exceed $48,700.  A second purchase order for a three-month period was signed on July 8, 2008 with a limit not to exceed $61,000.  Thus, the total commitment was $109,700. As of the date of this prospectus, we have paid Plexar the sum of $93,910.66 and have not received any useful work product that would help us reduce artifacts in our images.  In their complaint, Plexar is seeking the sum of $65,076.25.  Our counsel is reviewing this complaint and on January 8, 2009 requested a 30 day extension which was granted.  We intend to vigorously dispute this case and are contemplating filing a counter-claim for non-performance.  Our counsel filed a response on February 6, 2009.

Item 1A.                      Risk Factors.

Our Annual Report on Form 10-K for the year ended June 30, 2008, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing IDSI.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  During the second quarter ended December 31, 2008, there were no material changes in risk factors as previously disclosed in our Form 10-K filed on September 12, 2008.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

See Item 5. Other Information –“Financing/Equity Line of Credit”.

Item 3.                       Defaults Upon Senior Securities.

None

Item 4.                    Submission of Matters to a Vote of Security-Holders.

On December 29, 2008, we held our annual meeting of stockholders at the Sheraton Suites Cypress Creek, 555 NW 62nd Street, Fort Lauderdale, Florida for the following purposes:

1.	To elect two directors until the next annual meeting;
2.	To approve a proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock, no par value, from 450,000,000 to 950,000,000;
3.	To consider and act upon a proposal to adopt the Company's 2007 Non-Statutory Stock Option Plan;
4.	To ratify the appointment by the Board of Directors of Sherb & Co., LLP as independent auditors of the Company for the fiscal year ending June 30, 2009;

As to proposal no. 1, the stockholders elected two incumbent directors with the following votes:

Linda B. Grable	FOR 297,598,494	WITHHELD 19,404,926
Allan L. Schwartz	FOR 299,345,051	WITHHELD 17,658,369

As to proposal no. 2, the stockholders voted in favor of the proposal.  The affirmative vote of a majority of the outstanding shares of the Common Stock present in person or by proxy at the Annual Meeting and entitled to vote was required to approve the proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares from 450,000,000 to 950,000,000.  The vote was as follows:

FOR 248,069,095	AGAINST 65,441,285	ABSTAIN 3,493,040

As to proposal no. 3, the stockholders voted to adopt the Company's 2007 Non-Statutory Stock Option Plan.  The affirmative vote of a majority of the outstanding shares of the Common Stock present in person or by proxy at the Annual Meeting and entitled to vote was required to approve the proposal.  The vote was as follows:

FOR 43,439,030	AGAINST 12,139,683	ABSTAIN 1,588,350

As to proposal no. 4, the stockholders voted to ratify the Board of Directors’ appointment of Sherb & Co., LLP as independent auditors of the Company for the fiscal year ending June 30, 2007.  The affirmative vote of a majority of the outstanding shares of the Common Stock present in person or by proxy at the Annual Meeting and entitled to vote was required to ratify the proposal.

FOR 304,754,785	AGAINST 8,503,228	ABSTAIN 3,745,406

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

We reported in our Prospectus dated December 27, 2005 that we experienced further delays because of difficulties in designing a revised clinical protocol and in enlisting hospitals and imaging centers to participate in acquiring new clinical cases.  In spite of the delays we experienced in obtaining the necessary approvals from the hospitals and their respective Institutional Review Boards (“IRB”), we made good progress in advancing PMA activities. We further reported on March 23, 2006 that changes would be incorporated to bring the CTLM® system to its most current design level.  Those changes were made and do, we believe, improve the device’s image quality and reliability.  Upgraded CTLM® systems were installed at our U.S. clinical sites and data collection is proceeding in accordance with our clinical protocol.  We are continuing to research and develop CTLM® technologies to advance the state-of-art of this new imaging modality.  As of February 2009, 10 clinical sites are participating in the clinical trials and we believe we are on schedule to complete the data collection and submit the PMA application in its entirety during the quarter ending June 30, 2009.

The development chronology stated above details how complicated the process is to develop a brand new medical imaging technology.  We believe that we have a strong patent portfolio and are the world leader in optical tomography.  We have received marketing approval in China and Canada, the CE Mark for the European Union, ISO 9001:2000 registration, ISO 13485:2003 registration, UL Electrical Test Certificate, and Product registrations in

Brazil and Argentina. Worldwide our end users have completed more than 14,000 patient scans and we have sold 13 CTLM® systems.  Our decision to fund the Company through the sale of equity has enabled us to reach this important milestone.  We used the proceeds from the sale of convertible debentures for working capital.  We intend to use the proceeds of any convertible preferred shares if sold, draws from our Sixth Private Equity Credit Agreement and any successor private equity agreements with Charlton and/or alternative financing facilities as our sources of working capital.  Additional financing will be required before and after the filing of the PMA application.

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

As of the date of this report IDSI’s users have performed over 14,000 CT Laser Mammography (CTLM®) patient scans worldwide.

Other Recent Events

In October 2008, we announced that our distributor, The Oyamo Group (“Oyamo”) placed an order for the first CTLM® system for Jerusalem, Israel.  Oyamo obtained the import license from The Israeli Ministry of Health and the CTLM® system. Our distributor has recently advised us that he plans to install the system at Sheba Medical Center at Tel Hashomer, which is outside of Tel Aviv.

In October 2008, we announced that our distributor, Laszlo Meszaros of Kardia Hungary Kft. purchased the first CTLM® system for Budapest, Hungary.  The CTLM® system has been installed at the new MeDoc HealthCare Center (“MDHC”) located in Budapest, in collaboration with Dr. Maria Gergely, Chief Radiologist of Uzsoki Hospital.

In November 2008, we announced the issuance of our 21st Patent entitled “Apparatus and Method for Acquiring Time-Resolved Measurements Utilizing Direct Digitization of the Temporal Point Spread Function of the Detected Light,” dated November 4, 2008.  This invention developed by our engineers covers a key technology for time-resolved optical imaging which improves the quality of the imaging data and decreases the time required to acquire the image data.

In December 2008, we announced that a recent study of the CTLM® was one of the featured scientific abstracts at the Radiological Society of North America (“RSNA”) from November 30th to December 5th.  Dr. Jin Qi, a radiologist at the Tianjin Medical University Cancer Institute and Hospital, Tianjin, China was selected for her clinical paper, “CTLM as an Adjunct to Mammography in the Diagnosis of Patients with Dense Breasts.”  Dr. Qi attended RSNA with IDSI and was present at our exhibit.

In December 2008, we announced that a new study evaluating the CTLM system as an adjunct to mammography was featured in the December 2008 issue of Academic Radiology.  Alexander Poellinger, M.D., a radiologist at Charite Hospital in Berlin. Germany authored “Near-infrared Laser Computed Tomography of the Breast: A Clinical Experience” along with colleagues at Charite and IDSI’s Director of Advanced Development as co-author.  Their work demonstrated an increase in accuracy of diagnosing malignant and benign breast lesions in patients who were examined with mammography and CTLM adjunctively compared to mammography alone.

In January 2009, we exhibited the CTLM® at the Arab Health 2009 medical conference held from January 26th through the 29th in Dubai, United Arab Emirates (UAE).  We demonstrated the CTLM system, identified potential distributors for the Middle East region and obtained prospective sales leads.  The Arab Health Exhibition and Congress is one of the most prestigious healthcare events in the Middle East, with over 3,000 exhibitors from over 65 countries and more than 60,000 medical professionals.

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

As of the date of this prospectus, since January 2001, we have drawn an aggregate of $41,729,451 in gross proceeds from our equity credit lines with Charlton and have issued 248,676,012 shares as a result of those draws.

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

Debenture Private Placement

On August 1, 2008, we entered into a Securities Purchase Agreement  (the “Initial Purchase Agreement”) with an unaffiliated third party, Whalehaven Capital Fund Limited (“Whalehaven”), relating to a private placement (the “Initial Private Placement”) of a total of up to $800,000 in principal amount of one-year 8% Senior Secured Convertible Debentures (the “Initial Debentures”).  We were required to file within 30 days an S-1 Registration Statement (the “Registration Statement”) covering the shares of common stock underlying the Initial Debentures and related Warrants pursuant to the terms of a Registration Rights Agreement dated August 1, 2008, between IDSI and Whalehaven; however, with Whalehaven’s consent, we were permitted to file the Registration Statement promptly after the filing of our Annual Report on Form 10-K.

The Initial Purchase Agreement provided for the sale of the Initial Debentures in two closings.  The first closing, which occurred on August 4, 2008, was for a principal amount of $400,000.  The second closing would be for up to $400,000 and would occur within the earlier of five business days following the effective date of the Registration Statement and December 1, 2008, provided that the closing conditions in the Initial Purchase Agreement have been met.  We retained the option to use our existing equity credit line until the Registration Statement is declared effective.  Sales under the Initial Purchase Agreement were subject to an 8% placement agent fee.  Thus, the first closing generated proceeds to IDSI of $368,000, before normal transaction costs.

Prior to maturity, the Initial Debentures bear interest at the rate of 8% per annum, payable quarterly in cash or, at our option, in shares of common stock based on the then-existing market price provided that we are in compliance with the Initial Purchase Agreement.

The Initial Debentures may be converted in whole or in part at the option of the holder any time after the closing date into our Common Stock at the lesser of (i) $.019 per share, which was the closing price of our shares on the closing date (“fixed conversion price”) or (ii) 80% of the 3 lowest bid prices during the 10 consecutive trading days immediately preceding a conversion date; however, the terms of each Initial Debenture prevent the holder from converting the Debenture to the extent that the conversion would result in the holder and its affiliates beneficially owning more than 4.99% of the outstanding shares of our common stock; however, the limit may be increased to 9.99% on 61 days prior written notice from the holder.

At any time after closing, we may redeem for cash, upon written notice, any and all of the outstanding Initial Debentures at a 25% premium of the principal amount plus accrued and unpaid interest on the Initial Debentures to be redeemed.

The Initial Debentures are secured by a pledge of substantially all of our assets pursuant to a Security Agreement dated August 1, 2008, between IDSI and Whalehaven.

Pursuant to the first closing of the Initial Private Placement, we issued to Whalehaven five-year Warrants to purchase 22,222,222 shares of our common stock.  The exercise price of these Warrants was $0.0228, i.e., 120% of the market price on the closing date.  The Warrants are subject to cashless exercise at Whalehaven’s option.

The placement agent was entitled to receive a Warrant to purchase common stock equal to 12% of Whalehaven’s Warrants with an exercise price equal to Whalehaven’s exercise price.  Consequently, a Warrant to purchase 2,666,666 shares was issued to the placement agent based on the first closing.

On October 23, 2008, we entered into an Amendment Agreement (the “Amendment”) with Whalehaven relating to the Initial Purchase Agreement, and the Initial Debenture due August 1, 2009, in the principal amount of $400,000 issued by us to Whalehaven pursuant to the Initial Purchase Agreement.

The Amendment provides that the minimum conversion price shall be $.013 per share and that the contemplated second closing for another $400,000 debenture has been abandoned.  Consequently, no debenture or warrants shall be issued beyond the securities issued in connection with the first closing, as the total facility amount is limited to $400,000.

On November 12, 2008, our Registration Statement relating to the Initial Debenture was declared effective.  On November 20, 2008, we entered into a Securities Purchase Agreement with two unaffiliated third parties, Whalehaven and Alpha Capital Anstalt (“Alpha”), relating to a private placement (the “New Private Placement”) of $400,000 in principal amount of one-year 8% Senior Secured Convertible Debentures (the “New Debentures”).  We are required to file a Registration Statement covering the shares of common stock underlying the New Debentures, including any shares payable as interest, pursuant to the terms of a Registration Rights Agreement dated November 20, 2008, between IDSI and Whalehaven and Alpha promptly following our annual meeting of shareholders, which was held on December 29, 2008.  At the meeting the shareholders’ voted to approve an amendment to our articles of incorporation to increase the authorized shares from 450,000,000 to 950,000,000 (the “Share Amendment”).  We will use commercially reasonable efforts to cause a Registration Statement to be declared effective as promptly as practicable and no later than 75 days after filing.  In the case of a review by the Securities and Exchange Commission the effectiveness date deadline is 120 days.  In the absence of timely filing or effectiveness, we would be subject to customary liquidated damages.

The New Private Placement generated gross proceeds of $368,000 after payment of an 8% placement agent fee but before other expenses associated with the transaction.

Prior to maturity, the New Debentures will bear interest at the rate of 8% per annum, payable quarterly in cash or, at the Company’s option, in shares of common stock based on the then-existing market price.

The New Debentures may be converted in whole or in part at the option of the holder any time after the shareholders have voted to approve the Share Amendment at the lesser of (i) $.033 (the closing price of the shares on the closing date) or (ii) 80% of the 3 lowest bid prices during the 10 consecutive trading days immediately preceding a conversion date; provided, however, that the Conversion Price shall in no event be less than $0.013, and provided further however, that the terms of each Initial Debenture prevent the holder from converting the Debenture to the extent that the conversion would result in the holder and its affiliates beneficially owning more than 4.99% of the outstanding shares of our common stock; however, the limit may be increased to 9.99% on 61 days prior written notice from the holder.

After the effectiveness of the Registration Statement, we may redeem for cash, upon written notice, any and all of the outstanding Debentures at a 25% premium of the principal amount plus accrued and unpaid interest on the Debentures to be redeemed.

The New Debentures are secured by a pledge of substantially all of our assets pursuant to a Security Agreement dated November 20, 2008 between IDSI and Whalehaven and Alpha.  This security interest is pari passu with the security interest granted to Whalehaven on August 1, 2008, in connection with the Company’s sale of the $400,000 Initial Debenture to Whalehaven..

In November 2008, Whalehaven converted $160,000 principal amount of the Initial Debenture and received 9,206,065 shares of our common stock as a result.  On November 26, 2008, Whalehaven sold to Alpha $50,000 principal amount of the Initial Debenture and the right to purchase 5,555,555 shares underlying the Warrant.  As a result of this transaction, the Warrant for 22,222,222 shares was replaced by a warrant held by Whalehaven covering 16,666,667 shares (the "Whalehaven Warrant") and a warrant held by Alpha covering 5,555,555 shares (the "Alpha Warrant") (collectively, the "Warrants").

On December 10, 2008, we entered into an Amendment Agreement with Whalehaven and Alpha relating to the Warrants.  Under this Amendment Agreement, we agreed to reduce the exercise price of the Warrants to $.015 per share in exchange for the Purchasers' agreement to immediately exercise the Warrants as to 7,000,000 shares (5,000,000 covered by the Whalehaven Warrant and 2,000,000 covered by the Alpha Warrant).  We used the $105,000 proceeds from the warrant exercise for working capital.

On December 15, 2008, Alpha converted $15,000 principal amount of its Initial Debenture and received 1,052,628 shares of our common stock as a result.

We entered into a second Amendment Agreement dated as of December 31, 2008, with Whalehaven and Alpha relating to the Warrants.  Under this Amendment Agreement, we agreed to reduce the exercise price of the Warrants to $.005 per share in exchange for the Purchasers' agreement to immediately exercise the Warrants as to 14,755,555 shares (11,200,000 by Whalehaven and 3,555,555 by Alpha).  We further agreed to issue new Warrants to purchase at $.005 per share up to a number of shares of Common Stock equal to the number of shares underlying the existing Warrants being exercised by Whalehaven and Alpha under the second amendment agreement.

In December 2008, we received $56,000 and in January 2009, we received $17,778 proceeds from these Warrant exercises and used the proceeds for working capital.

After the issuance of shares pursuant to Whalehaven’s Notice of Exercise of its Warrant and subsequent issuance of new Warrants, it has a balance of 11,666,667 shares available for exercise.  After the issuance of shares pursuant to Alpha’s Notice of Exercise of its Warrant and subsequent issuance of new Warrants, it has a balance of 3,555,555 shares available for exercise.

There can be no assurance that adequate financing will be available to us when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent us from implementing our business plan or may require us to delay, scale back, or eliminate certain of our research and product development programs or to license to third parties rights to commercialize products or technologies that we would otherwise seek to develop ourselves.  To the extent that we utilize our Private Equity Credit Agreements, or additional funds are raised by issuing equity securities, especially convertible preferred stock and convertible debentures, dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders.  Moreover, substantial dilution may result in a change in our control.

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

10.93
Securities Purchase Agreement by and between Imaging Diagnostic Systems, Inc. (the “Company” or “IDSI”) and Whalehaven Capital Fund Limited (the “Purchasers”) dated November 20, 2008.  Incorporated by reference to our Form 8-K filed on November 26, 2008.

10.94	Form of 8% Senior Secured Convertible Debenture, Exhibit A. Incorporated by reference to our Form 8-K filed on November 26, 2008.
10.95	Registration Rights Agreement, Exhibit B. Incorporated by reference to our Form 8-K filed on November 26, 2008.
10.96	Form of Legal Opinion, Exhibit D. Incorporated by reference to our Form 8-K filed on November 26, 2008.
10.97	Security Agreement, Exhibit E. Incorporated by reference to our Form 8-K filed on November 26, 2008.
10.98
Amendment Agreement by and among Imaging Diagnostic Systems, Inc., Whalehaven Capital Fund Limited, and Alpha Capital Anstalt dated as of December 10, 2008. Incorporated by reference to our Form 8-K filed on December 12, 2008.

10.99
Amendment Agreement by and among Imaging Diagnostic Systems, Inc., Whalehaven Capital Fund Limited, and Alpha Capital Anstalt dated as of December 31, 2008.  Incorporated by reference to our Form 8-K filed on January 5, 2009.

10.100
Amendment Agreement (Revised) by and among Imaging Diagnostic Systems, Inc., Whalehaven Capital Fund Limited, and Alpha Capital Anstalt dated as of December 31, 2008.  Incorporated by reference to our Form 8-K/A filed on January 7, 2009.

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

Dated: February 9, 2009		Imaging Diagnostic Systems, Inc.

	By:	/s/ Linda B. Grable
Linda B. Grable
Chief Executive Officer

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President and Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)