Form 10-Q
period 2009-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2009-05-11
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

The number of shares outstanding of each of the issuer’s classes of equity as of March 31, 2009: 473,256,175 shares of common stock, no par value.  As of March 31, 2009, the issuer had no shares of preferred stock outstanding.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheet

Assets

	Mar. 31, 2009	Jun. 30, 2008
Current assets:	Unaudited	*
Cash	$72,244	$49,433
Accounts receivable, net of allowances for doubtful accounts
of $67,000 and $67,000, respectively	29,376	39,718
Loans receivable	57,357	57,357
Inventories, net of reserve of $408,000 and $408,000, respectively	618,573	647,169
Prepaid expenses	43,431	55,368

Total current assets	820,981	849,045

Property and equipment, net	359,263	495,076
Intangible assets, net	213,603	239,235

Total assets	$1,393,847	$1,583,356

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,772,398	$800,068
Customer deposits	146,114	126,114
Convertible debenture, net of debt discount of $191,942	370,058	-

Total current liabilities	2,288,570	926,182

Long-Term Liabilities:
Commitments and contingencies	-	-
Deferred Rent Liability	-	85,935
Deferred Gain - Sale of Building	-	1,040,000

Total Long-Term liabilities	-	1,125,935

Total liabilities	2,288,570	2,052,117

Stockholders equity (Deficit):
Common Stock	101,436,801	99,651,145
Additional paid-in capital	3,481,267	2,844,832
Deficit accumulated during development stage	(105,812,791)	(102,964,738)

Total stockholders' equity (Deficit)	(894,723)	(468,761)

Total assets and stockholders' equity (Deficit)	$1,393,847	$1,583,356

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statement of Operations

	Nine Months Ended		Three Months Ended		Since Inception
	March 31,		March 31,		Dec. 10, 2003 to
	2009	2008	2009	2008	Mar. 31, 2009
Net Sales	$8,294	$39,647	-	$2,695	$2,081,169
Cost of Sales	8,549	20,944	-	2,695	894,108

Gross Profit	(255)	18,703	-	-	1,187,061

Operating Expenses:
General and administrative	1,886,307	2,113,325	483,390	639,843	54,496,608
Research and development	1,028,282	1,524,290	210,484	597,418	21,495,579
Sales and marketing	469,301	880,954	102,114	235,461	8,626,674
Inventory valuation adjustments	17,255	107,379	4,308	63,855	4,687,640
Depreciation and amortization	157,977	142,305	52,659	47,486	3,112,862
Amortization of deferred compensation	-	-	-	-	4,064,250

	3,559,122	4,768,253	852,955	1,584,063	96,483,613

Operating Loss	(3,559,377)	(4,749,550)	(852,955)	(1,584,063)	(95,296,552)

Gain on sale of fixed assets	1,181,894	1,609,525	-	1,609,525	2,794,565
Interest income	31	12,725	-	6,021	307,796
Other income	3,837	75,406	733	75,406	762,254
Other income - LILA Inventory	(66)	(69,127)	(66)	(69,127)	(69,193)
Interest expense	(474,372)	(23,748)	(188,637)	-	(7,463,901)

Net Loss	(2,848,053)	(3,144,769)	(1,040,925)	37,762	(98,965,031)

Dividends on cumulative Preferred stock:
From discount at issuance	-	-	-	-	(5,402,713)
Earned	-	-	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(2,848,053)	$(3,144,769)	$(1,040,925)	$37,762	$(105,812,791)

Net Loss per common share:
Basic and Diluted:
Net loss per common share	$(0.01)	$(0.01)	$(0.00)	$0.00	$(0.69)

Weighted average number
of common shares	402,381,227	318,026,250	409,508,056	319,185,450	152,942,108

The accompanying notes are an intergral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows

	Nine Months		Since Inception
	Ended December 31,		(12/10/93) to
	2009	2008	Mar. 31, 2009
Cash flows from operations:
Net loss	$(2,848,053)	$(3,144,769)	$(98,965,031)
Changes in assets and liabilities	718,724	(980,747)	28,898,209
Net cash used in operations	(2,129,329)	(4,125,516)	(70,066,822)

Cash flows from investing activities:
Proceeds from sale of property & equipment	2,400	4,400,027	4,390,015
Capital expenditures	(1,231)	(5,690)	(7,587,027)
Net cash provided by (used in) for investing activities	1,169	4,394,337	(3,197,012)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Other financing activities	800,000	(250,000)	6,635,029
Proceeds from issuance of preferred stock	-	-	18,039,500
Net proceeds from issuance of common stock	1,350,971	275,000	48,711,838

Net cash provided by financing activities	2,150,971	25,000	73,336,078

Net increase in cash	22,811	293,821	72,244

Cash, beginning of period	49,433	477,812	-

Cash, end of period	$72,244	$771,633	$72,244

The accompanying notes are an intergral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three and nine month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2009.  These condensed financial statements have been prepared in accordance with Financial Accounting Standards No. 7 (FAS 7), Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on September 12, 2008.

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

In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations, which would materially impact our ability to continue as a going concern.  Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for capital requirements to date.  Recently we have relied on raising additional capital through our Sixth Private Equity Credit Agreement dated April 21, 2008; through the sale of a one-year $400,000 senior secured convertible debenture dated August 1, 2008 and a second one-year $400,000 senior secured convertible debenture dated November 20, 2008; and through the exercise in December 2008 and January 2009 of warrants issued in connection with the initial debenture.  See Part II, Item 5. Other Information – “Financing/Equity Line of Credit.”  We plan to raise additional capital through our Sixth Private Equity Credit Agreement or other sources of financing.  In the event we are unable to draw adequate funds from our private equity line, alternative financing will be required to continue operations, and there is no assurance that we will be able to obtain alternative financing on commercially reasonable terms.  There is no assurance that, if and when Food and Drug Administration (“FDA”) marketing clearance is obtained, the CTLM® will achieve market acceptance or that we will achieve a profitable level of operations.

We currently manufacture and sell our sole product, the CTLM® - Computed Tomography Laser Mammography.  We are appointing distributors and installing collaboration systems as part of our global commercialization program.  We have sold 13 systems as of March 31, 2009; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  We are attempting to create increased product awareness as a foundation for developing markets through an international distributor network.  We may be able to exit FAS 7 Development Stage Enterprise reporting upon two successive quarters of sufficient revenues such that we would not have to utilize other funding to meet our quarterly operating expenses.

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	March 31, 2009	June 30, 2008
	Unaudited
Raw materials consisting of purchased parts, components and supplies	$550,689	$578,144
Work-in-process including units undergoing final inspection and testing	28,972	28,939
Finished goods	446,912	448,086

Sub-Total Inventories	$1,026,573	1,055,169

Less Inventory Reserve	(408,000)	(408,000)

Total Inventory - Net	$618,573	$647,169

We review our Inventory for parts that have become obsolete or in excess of our manufacturing requirements and our Finished Goods for valuation pursuant to our Critical Accounting Policy for Inventory.  For the fiscal year ending June 30, 2008 since such finished goods are being utilized for collecting data for the PMA, we reclassified the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical equipment.  For the fiscal year ending June 30, 2007 we had identified $408,000 of Inventory that we deem impaired due to the lack of inventory turnover, which was recorded as Inventory Reserve.  No further Inventory Reserve was recorded for the quarter ending March 31, 2009.

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

For purposes of the following disclosures the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended March 31, 2009: no dividend yield; expected volatility of 133%; risk-free interest rate of 4%; and an expected eight-year term for options granted.  For the quarter ending March 31, 2009, the net income and earnings per share reflect the actual deduction for option expense as a non-cash compensation expense.

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

Stock-based compensation expense recorded during the three months ended March 31, 2009, was $76,450 compared to $20,616 from the corresponding period in fiscal 2008.  In connection with the Sale/Lease-Back of our commercial building, we recorded $3,563 as non-qualified stock option expense for the three months ended March 31, 2009.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back”.

The weighted average fair value per option at the date of grant for the three months ended March 31, 2009 and 2008, using the Black-Scholes Option-Pricing Model was $.01 and $.0502, respectively.  The weighted average fair value per option at the date of grant for the nine months ended March 31, 2009 and 2008, using the Black-Scholes Option-Pricing Model was $.0124 and $.0426, respectively.  Assumptions were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Expected Volatility(1)	131.31%	76.89%	133.21%	62.04%
Risk Free Interest Rate(2)	4%	5%	4%	5%
Expected Term(3)	8 yrs	8 yrs	8 yrs	8 yrs

(1)  We calculate expected volatility through a mathematical formula using the last day of the week’s closing stock price for the previous 61 weeks prior to the option grant date.  The expected volatility for the three and nine months ending March 31, 2009 and 2008 in the table above are weighted average calculations.

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

NOTE 7 - COMMON STOCK ISSUANCES – PRIVATE EQUITY CREDIT AGREEMENT

During the third quarter ending March 31, 2009, we drew $250,000 on our Sixth Private Equity Credit Agreement with Charlton Avenue LLC (Charlton).  For the three months ended March 31, 2009, we recorded deemed interest expense of $25,781 for our private equity credit agreement.  See Item 5.  Other Information – “Financing/Equity Line of Credit”  Subsequent to the end of the third quarter, we drew $295,000 and issued 53,595,391 shares of common stock to Charlton through the date of this report.

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

NOTE 9 – DEBT DISCOUNT

In connection with the sale of a $400,000 convertible debenture on August 1, 2008 to Whalehaven Capital Fund Limited. (“Whalehaven”), we recorded interest expense to amortize the debt discount in the amount of $100,000 during the period ending March 31, 2009.

In connection with the sale of a $400,000 convertible debenture on November 21, 2008 to Whalehaven and Alpha Capital Anstalt (“Alpha”), we recorded interest expense to amortize the debt discount in the amount of $33,699 during the period ending March 31, 2009.  See “Part II, Item 5, Financing/Equity Line of Credit, Debenture Private Placement.”

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

As of the date of this report we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through March 31, 2009 of $105,812,791 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA Pre-Market Approval (“PMA”) process, and the costs associated with advanced product development activities.  There can be no assurances that we will obtain the PMA, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

RESULTS OF OPERATIONS

SALES AND COST OF SALES

We are continuing to develop our international markets through our global commercialization program.  In the quarter ended March 31, 2009, we recorded revenues of $0 representing a decrease of $2,695 or 100% from $2,695 during the quarter ended March 31, 2008.  The Cost of Sales during the quarter ended March 31, 2009, was $0 representing a decrease of $2,695 or 100% from $2,695 during the quarter ended March 31, 2008.  No CTLM® Systems were sold in the quarter ended March 31, 2009.  See Item 5.  Other Information – “Other Recent Events”

Revenues for the nine months ended March 31, 2009, were $8,294 representing a decrease of $31,353 or 79% from $39,647 in the corresponding period in 2008.  The Cost of Sales during the nine months ended March 31, 2009, was $8,549 representing a decrease of $12,395 or 59% from $20,944 in the corresponding period in 2008.

Other Income for the three and nine months ended March 31, 2009, was $3,837 and $6,279, respectively, representing the sale of the LILA Inventory, use of our facilities and consulting with our engineers pursuant to the Bioscan Agreement (See Item 5, Other Information, “Laser Imager for Lab Animals”).

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the three months and nine months ended March 31, 2009, were $483,390 and $1,886,307, respectively, representing decreases of $156,453 or 24% and $227,018 or 11%, from $639,843 and $2,113,325 in the corresponding periods in 2008.  Of the $483,390, compensation and related benefits comprised $365,209 (76%), compared to $384,320 (60%), during the three months ended March 31, 2008.  Of the $365,209 and $384,320, compensation and related benefits, $72,679 (25%) and $18,500 (5%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $1,886,307, compensation and related benefits comprised $1,108,581 (59%), compared to $1,329,884 (63%), during the nine months ended March 31, 2008.  Of the $1,108,581 and 1,329,884 compensation and related benefits, $104,777 (10%) and $103,546 (8%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $156,453 is a net result.  The significant decreases were $19,111 in compensation and related benefits as a result of fewer employees during the current quarter; $48,661 in Board Meeting expenses as a result of not having independent directors during the period; $30,000 in consulting expenses; as a result of the sale of our Plantation facility and other cost savings initiatives; we had a decrease of $42,639 in insurance costs; $10,719 in utility and telephone expenses; and $11,700 in maintenance and repairs.  The decreases were partially offset by an increase of $4,346 in the maintenance of our existing patents.

The nine-month decrease of $227,018 is a net result.  The significant decreases were $221,304 in compensation and related benefits as a result of fewer employees during the period; $112,581 in Board Meeting expenses as a result of not having independent directors during the period; and as a result of the sale of our Plantation facility $32,218 in maintenance and repairs; $102,204 in insurance costs; and $27,921 in utility and telephone expenses.  The decreases were partially offset by increases of $162,792 in rent expense; $66,266 in legal expenses involving corporate and securities matters; and $64,000 in placement fees in connection with the sale of our two $400,000 convertible debentures.

We do not expect a material increase in our general and administrative expenses until we realize significant revenues from the sale of our product.

RESEARCH AND DEVELOPMENT

Research and development expenses during the three and nine months ended March 31, 2009, were $210,484 and $1,028,282, respectively, representing decreases of $386,934 or 65% and $496,008 or 33%, from $597,418 and $1,524,290 in the corresponding periods in 2008.  Of the $210,484, compensation and related benefits comprised $161,824 (77%), compared to $251,459 (42%) during the three months ended March 31, 2008.  Of the $161,824 and $251,459 compensation and related benefits, $3,246 (2%) and $1,340 (1%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $1,028,282, compensation and related benefits comprised $602,533 (59%), compared to $812,064 (53%) during the nine months ended March 31, 2008.  Of the $602,533 and $812,064 compensation and related benefits, $11,047 (1%) and $10,118 (2%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $386,934 is due primarily to $89,635 in compensation and related benefits as a result of a reduction in staff; $52,256 in clinical expenses due to the variable costs associated with our PMA clinical trials; $144,041 in consulting expenses primarily associated with the monitoring of our PMA; $38,756 in FDA legal expenses; $31,836 in travel related expenses; $4,666 in the maintenance of our patent applications; and $15,066 in research and development expenses.

The nine-month decrease of $496,008 is due primarily to $209,531 in compensation and related benefits as a result of a reduction in staff; $63,244 in research and development expenses; and $76,730 in clinical expenses due to the variable costs associated with our PMA clinical trials; $69,277 in travel related expenses; and $69,507 in consulting expenses primarily associated with the monitoring and data management of our PMA and various consultants involved with design engineering, software engineering and research by our consulting radiologist.

We expect a significant increase in research and development expenses in fiscal 2009 due to the ongoing cost of completing our PMA clinical trials in the United States.  We also expect consulting expenses and professional fees to increase due to PMA activities.  See Item 5. Other Information - “Recent Developments, Regulatory Matters”.

SALES AND MARKETING

Sales and marketing expenses during the three and nine months ended March 31, 2009, were $102,114 and $469,301, respectfully, representing decreases of $133,347 or 57% and $411,653 or 47%, from $235,461 and $880,954 in the corresponding periods in 2008.  Of the $102,114, compensation and related benefits comprised $29,783 (11%), compared to $47,135 (12%) during the three months ended March 31, 2008.  Of the $29,783 and $47,135 compensation and related benefits, $525 (2%) and $776 (2%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $469,301, compensation and related benefits comprised $84,519 (18%), compared to $142,484 (16%) during the nine months ended March 31, 2008.  Of the $84,519 and $142,484 compensation and related benefits, $1,544 (2%) and $2,327 (2%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $133,347 is primarily due to decreases of $22,740 in compensation and related benefits due to a reduction in marketing support staff; $36,326 in travel expenses for sales calls, installation, training and service; $23,927 in representative office expenses in Beijing, China; $12,835 in advertising and promotion; $11,953 in trade show expenses; and $17,440 in marketing related consulting expenses.

The nine-month decrease of $411,653 is primarily due to decreases of $57,965 in compensation and related benefits due to a reduction in marketing support staff; $180,055 in travel expenses for sales calls, installation, training and service; $54,642 in freight charges as a result of transportation charges, customs fees, duties and taxes associated with CTLM® systems we shipped internationally in the previous period; $36,920 in advertising and promotion; $43,800 in marketing related consulting expenses; and $29,266 in representative office expense.

We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.

AGGREGATED OPERATING EXPENSES

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the three months ended March 31, 2009 and 2008, which were $852,955 and $1,584,063 respectively, we had a decrease of $731,108 or 46%.

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the nine months ended March 31, 2009 and 2008, which were $3,559,122 and $4,768,253 respectively, we had a decrease of $1,209,131 or 25%.

The decrease of $731,108 in the three-month comparative period was primarily due to decreases of $156,453 in general and administrative expenses; $386,934 in research and development expenses; and $133,347 in sales and marketing expenses.

The decrease of $1,209,131 in the nine-month comparative period was primarily due to decreases of $227,018 in general and administrative expenses; $496,008 in research and development expenses; and $411,653 in sales and marketing expenses. We expect a significant increase in research and development expenses throughout the balance of fiscal 2009 due to the cost of finishing our PMA clinical trials in the United States and submission of our PMA application to the FDA.  We also expect consulting expenses and professional fees to increase due to PMA activities.

Inventory Valuation Adjustments during the three and nine months ended March 31, 2009, were $17,255 and $4,308, respectively, representing decreases of $59,547 or 93% and $90,124 or 84%, from the corresponding periods in 2008.  The decrease is due to a reduction in the write-down of systems that have lost value to due usage as demonstrators on consignment.

Compensation and related benefits during the three and nine months ended March 31, 2009, were $552,798 and $1,795,632, respectively, representing a decrease of $131,485 or 19% and $488,800 or 21% from $684,284 and $2,284,432, respectively, during the three and nine months ended March 31, 2008.  Of the $552,798 and $1,795,632 compensation and related benefits, $76,450 (16%) and $116,439 (7%), respectively, were due to non-cash compensation associated with expensing stock options, which was an increase of $55,834 or 271% from $20,616 and a decrease of $481 or 0% from $116,920 during the three and nine months ended March 31, 2008.

Interest expense during the three and nine months ended March 31, 2009, was $188,637 and $474,372, respectively, representing increases of $188,637 and $450,624 or 1,898% from the corresponding periods in 2008.  The interest expense is primarily comprised of the amortization of the debt discount on our convertible debentures and the imputed interest associated with our equity credit line with Charlton Avenue, LLC (“Charlton”) as per the terms and conditions of our private equity credit agreement.  Our utilization of the credit line increased significantly as we previously used in fiscal 2008 the proceeds from the sale/lease-back of our building for current operations, which resulted in an increase of interest expense for the periods.  See Part II. Item 5.  Other Information – “Financing/Equity Line of Credit”.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $72,244 as of March 31, 2009.  This is an increase of $22,811 from $49,433 as of June 30, 2008.  During the quarter ending March 31, 2009, we received a net of $250,000 from the sale of common stock through our private equity agreement with Charlton, and we received a net of $17,778 from the exercise of warrants.  See Part II. Item 5, – “Financing/Equity Line of Credit.”

We do not expect to generate a positive internal cash flow for at least the next 12 months due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA PMA process, the costs associated with product development activities and the time required for homologations from certain countries.

Property and Equipment was valued at $359,263 net as of March 31, 2009.  The overall decrease of $135,813 from June 30, 2008 is due primarily to depreciation recorded for the period.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions, with loans from unaffiliated third parties through a sale/lease-back transaction involving our headquarters facility, and most recently through sale of convertible debentures and exercise of related warrants.  Net cash used for operating and product development expenses during the nine months ending March 31, 2009, was $2,129,329, primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities.  At March 31, 2009, we had working capital of $(1,467,589) compared to working capital of $(77,137) at June 30, 2008.

During the third quarter ending March 31, 2009, we raised a net of $250,000 through the sale of shares of common stock to Charlton and, and $17,778 through the exercise by Alpha of warrants issued in connection with our August

2008 debenture sale.  See “Part II. Item 5.  Debenture Private Placement”.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  On April 21, 2008, we replaced our Fifth Private Equity Credit Agreement, which expired on March 21, 2008, with a new Sixth Private Equity Agreement with Charlton.  We expect to use our Sixth Private Equity Credit Agreement with Charlton and/or alternative financing facilities to raise the additional funds required to continue operations.  In the event that we are unable or elect not to utilize the Sixth Private Equity Credit Agreement or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Charlton or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the nine months ending March 31, 2009, were $1,231 as compared to $5,690 for the nine months ending March 31, 2009.  These expenditures were a direct result of purchases of computer and miscellaneous equipment.  We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2009 will be approximately $1,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of March 31, 2009.  Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs.  Our future capital requirements will depend on many factors, including the following:

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

In December 2008, we were served with a lawsuit against us in Cuyahoga County, Ohio, by Plexar Associates, Inc. (“Plexar”), a company that provides software and algorithm development for medical imaging companies.  On January 23, 2008, we engaged the services of Plexar to provide work over a three-month period relating to artifact reduction.  The initial purchase order was limited to an amount not to exceed $48,700.  A second purchase order for a three-month period was signed on July 8, 2008 with a limit not to exceed $61,000.  Thus, the total commitment was $109,700. As of the date of this quarterly report, we have paid Plexar the sum of $93,910.66 and have not received any useful work product that would help us reduce artifacts in our images.  In their complaint, Plexar is seeking the sum of $65,076.25.  Our counsel reviewed this complaint and on January 8, 2009 requested a 30 day extension which was granted.  We intend to vigorously dispute this case and have filed a counter-claim for non-performance.  Our counsel filed a response on February 6, 2009.  A telephonic status conference was conducted on February 27, 2009 with the Court’s staff attorney whereby it was agreed that both parties were to exchange paper discovery, which should be completed within the next 60 days, at which point the Court would hold another telephonic pretrial conference to see whether the case is ready for mediation.  A date for the conference has not yet been set.

Item 1A.       Risk Factors.

Our Annual Report on Form 10-K for the year ended June 30, 2008, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing IDSI.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  During the third quarter ended March 31, 2009, there were no material changes in risk factors as previously disclosed in our Form 10-K filed on September 12, 2008.

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

We reported in our Prospectus dated December 27, 2005 that we experienced further delays because of difficulties in designing a revised clinical protocol and in enlisting hospitals and imaging centers to participate in acquiring new clinical cases.  In spite of the delays we experienced in obtaining the necessary approvals from the hospitals and their respective Institutional Review Boards (“IRB”), we made good progress in advancing PMA activities.  We further reported on March 23, 2006 that changes would be incorporated to bring the CTLM® system to its most current design level.  Those changes were made and do, we believe, improve the device’s image quality and reliability.  Upgraded CTLM® systems were installed at our U.S. clinical sites and data collection proceeded in accordance with our clinical protocol.  We are continuing to research and develop CTLM® technologies to advance the state-of-art of this new imaging modality.  As of May 2009, 10 clinical sites have participated in the clinical trials and we believe we have sufficient clinical data to support our PMA application.  While we anticipate that the remaining PMA process consisting of the reading phase, the statistical tabulation phase and submission of the application to the FDA should be completed in 2009, these milestones cannot be met unless we obtain sufficient financing through the sale of equity or debt securities.

We announced in March 2009, that our research and development team achieved a technical breakthrough with a new reconstruction algorithm that improves visualization of angiogenesis (cancer) in the CTLM® images.  The improved algorithm enhances the images by reducing the number of artifacts occasionally produced during an examination, thereby making diagnosis easier.  We also incorporated streamlined numerical methods into the software so that the new algorithm does not require additional computing resources, allowing us to provide the improved functionality to existing customers as a software upgrade.

The development chronology stated above details how complicated the process is to develop a brand new medical imaging technology.  We believe that we have a strong patent portfolio and are the world leader in optical tomography.  We have received marketing approval in China and Canada, the CE Mark for the European Union, ISO 9001:2000 registration, ISO 13485:2003 registration, UL Electrical Test Certificate, and Product registrations in Brazil and Argentina.  Worldwide, our end users have completed more than 14,000 patient scans, and we have sold 13 CTLM® systems as of the date of this report.  Our decision to fund the Company through the sale of equity has enabled us to reach this important milestone.  In fiscal 2009 we have used the proceeds from the sale of convertible debentures for working capital.  Going forward we intend to use the proceeds of draws from our Sixth Private Equity Credit Agreement and any successor private equity agreements with Charlton and/or alternative financing facilities, which may include issuance of convertible preferred stock, as our sources of working capital.  Substantial additional financing will be required before and after the filing of the PMA application.

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

Global Commercialization Update

In March 2009, we announced that we had redefined our marketing strategy and launched a new campaign focusing on the international market.  Because of our disappointment with the performance of many of our previous distributors, we have terminated their distribution agreements for non-performance or allowed their agreements to expire.  In April 2009, we were pleased to announce that we renewed our distribution agreement with EDO MED Sp. Z.o.o. as our exclusive distributor in Poland.  EDO MED will continue to market and provide technical service support for the CTLM® throughout Poland, as well as to assist with and promote the ongoing research efforts utilizing CTLM® technology at the Comprehensive Cancer Centre in Gliwice, Poland and other institutes and research centers.  Currently, the CTLM® system is in use at the Comprehensive Cancer Centre, Maria Sklodowska-Curie Memorial Institute, and the Military Institute of Health Services in Gliwice and Warsaw.

In the Asia-Pacific Region, we previously announced that we contracted with BAC, Inc. to manage our representative office in Beijing, existing distributors and develop new areas.  As part of our continuing cost cutting initiatives, we closed our representative office in January 2009, and in December 2008, we terminated our contract with BAC, Inc. for non-performance.  In March 2009, we announced the appointment of Jainsons Pty Ltd Company as our new distributor for Australia, New Zealand and China.  In April 2009, we announced that we hired Dr. Rajesh Suresh Sheth as our Managing Director for India.  Dr. Sheth, a radiologist with more than 18 years of experience, will be responsible for marketing and promoting the CTLM® system to hospitals and imaging centers throughout Mumbai and New Delhi.

In September 2007, we announced the installation of a CTLM® system at the Tianjin Medical University’s Cancer Institute and Hospital (“Tianjin”), the largest breast disease center in China.  The hospital evaluated the CTLM® under three research protocols designed to improve current methods of addressing breast cancer imaging and treatment follow-up.  The Tianjin system is the second research system in China.  The first, at Beijing’s Friendship Hospital, enabled CTLM® clinical procedures to become listed on the Regional and subsequently the National Schedule for patient payments.  Dr. Jin Qi, a radiologist at Tianjin, was selected to present her clinical paper, “CTLM as an Adjunct to Mammography in the Diagnosis of Patients with Dense Breasts” at RSNA 2008.

We previously signed an exclusive distributor in Malaysia, where interest in breast cancer detection and treatment is surging due to publicity surrounding their First Lady, who succumbed to the disease.  In September 2007, we announced the installation of a CTLM® system at the Univeriti Putra Malaysia (“UPM”) in Kuala Lumpur, Malaysia.  The CTLM® was installed at UPM’s academic facility within the jurisdiction of the Ministry of Education and was evaluated by specialists from UPM in conjunction with specialists from Serdang Hospital in Kuala Lumpur.

Activities in Europe and the Middle East are top marketing priorities for IDSI.  As a result of our participation as an exhibitor at the Arab Health Medical Conference in January 2009 in Dubai, UAE, and at the European Congress of Radiology (“ECR”) in March 2009 in Vienna, Austria, we were able to meet with qualified distributors to discuss their interest in representing us in their respective territories.  While attending Arab Health, we hired a Managing Director to market the CTLM® in the UAE and parts of the Middle East.

In March 2009, we announced the appointment of Shihab Muscat United LLC (“SMU”) as our exclusive distributor for the country of Oman.  Additionally, we are negotiating with distributors in Egypt, Saudi Arabia, India, Yemen, Belgrade and Syria.  In April 2009, we signed a non-exclusive agreement with Neomedica d.o.o. Beograd to market the CTLM® system to the private and public sectors of Slovenia, Croatia, Serbia, Montenegro, and Macedonia.  In October 2008, we announced that our distributor, Laszlo Meszaros of Kardia Hungary Kft. purchased the first CTLM® system for Budapest, Hungary.  The CTLM® system has been installed at the new MeDoc HealthCare Center (“MDHC”) located in Budapest, in collaboration with Dr. Maria Gergely, Chief Radiologist of Uzsoki Hospital.  Also in April 2009 we announced that Socrate Medical SRL located in Milan, Italy, has been selected as a distributor for the CTLM® system in Northern and Central Italy.

Among our global users, we have three systems in Poland, four in Italy, two in the Czech Republic, two systems in the United Arab Emirates, and two systems in China as well as one system each in Germany, Hungary and Malaysia.  As of the date of this report IDSI’s users have performed over 14,000 CT Laser Mammography (CTLM®) patient scans worldwide.

Other Recent Events

We previously announced in October 2008 that our distributor, The Oyamo Group (“Oyamo”) placed an order for the first CTLM® system for Jerusalem, Israel.  Oyamo obtained the import license from The Israeli Ministry of Health for the CTLM® system and has recently advised us that they plan to install the system at Sheba Medical Center at Tel Hashomer, which is outside of Tel Aviv, in May 2009.

In December 2008, we announced that a recent study of the CTLM® was one of the featured scientific abstracts at the Radiological Society of North America (“RSNA”) from November 30th to December 5th.  Dr. Jin Qi, a radiologist at the Tianjin Medical University Cancer Institute and Hospital, Tianjin, China was selected for her clinical paper, “CTLM as an Adjunct to Mammography in the Diagnosis of Patients with Dense Breasts.”  Dr. Qi attended RSNA with IDSI and was present at our exhibit.  Dr. Qi’s clinical paper was accepted as one of the European Congress of Radiology’s conference presentations in March 2009.  The study demonstrated that: “when the CTLM® system was used as an adjunct to mammography in heterogeneously and extremely dense breasts, the sensitivity (detecting cancer) increased significantly.”

In December 2008, we announced that a new study evaluating the CTLM system as an adjunct to mammography was featured in the December 2008 issue of Academic Radiology.  Alexander Poellinger, M.D., a radiologist at Charite Hospital in Berlin. Germany, authored “Near-infrared Laser Computed Tomography of the Breast: A Clinical Experience” along with colleagues at Charite and IDSI’s Director of Advanced Development as co-author.  Their work demonstrated an increase in accuracy of diagnosing malignant and benign breast lesions in patients who were examined with mammography and CTLM adjunctively compared to mammography alone.  Dr. Poellinger’s clinical paper was distributed to doctors and distributors visiting our booth at the European Congress of Radiology in March 2009.

In January 2009, we exhibited the CTLM® at the Arab Health 2009 medical conference held from January 26 – 29, in Dubai, United Arab Emirates (UAE).  We demonstrated the CTLM system, identified potential distributors for the Middle East region and obtained prospective sales leads.  The Arab Health Exhibition and Congress is one of the most prestigious healthcare events in the Middle East, with over 3,000 exhibitors from over 65 countries and more than 60,000 medical professionals.

In March 2009, we exhibited our CTLM® clinical results at the annual European Congress of Radiology (ECR 2009) held from March 6 -9, in Vienna, Austria.  ECR 2009 attracted approximately 18,000 participants worldwide.  ECR is one of the largest medical meetings in Europe and the second largest radiology meeting in the world.  The clinical study conducted at Tianjin Medical University Cancer Institute and Hospital was accepted as one of the conferences’ presentations.

In March 2009, we entered into one-year employment agreements and accompanying stock option agreements with two of our executive officers, Linda B. Grable, Chief Executive Officer, and Allan L. Schwartz, Executive Vice President and Chief Financial Officer.  The two employment agreements commenced on March 23, 2009 and have accompanying option agreements which provide each executive a non-qualified option to purchase 3,000,000 shares of the Company’s common stock which vested and became exercisable on March 24, 2009.  The option exercise price per share is $.01 based on the closing price on March 23, 2009 of $.0085.  The Grable agreement, which supersedes her April 16, 2008, employment agreement except that the 1,000,000 options granted in that agreement remain in effect and vested on April 16, 2009, provides an annual base salary of $144,000 and the Schwartz Agreement provides an annual base salary of $192,000.

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

We made sales under the Sixth Private Equity Credit Agreement from time to time in order to raise working capital on an “as needed” basis.  As of the date of this report, we drew down $1,602,193 and issued 53,595,391 shares of common stock.

As of the date of this report, since January 2001, we have drawn an aggregate of $42,274,451 in gross proceeds from our equity credit lines with Charlton and have issued 340,616,392 shares as a result of those draws.

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

The Initial Debentures may be converted in whole or in part at the option of the holder any time after the closing date into our Common Stock at the lesser of (i) a set price, initially $.019 per share, which was the closing price of our shares on the closing date (“fixed conversion price”) or (ii) 80% of the 3 lowest bid prices during the 10 consecutive trading days immediately preceding a conversion date; however, the terms of each Initial Debenture prevent the holder from converting the Debenture to the extent that the conversion would result in the holder and its affiliates beneficially owning more than 4.99% of the outstanding shares of our common stock; however, the limit may be increased to 9.99% on 61 days prior written notice from the holder.

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

On October 23, 2008, we entered into an Amendment Agreement (the “Amendment”) with Whalehaven relating to the Initial Purchase Agreement, and the Initial Debenture due August 1, 2009, in the principal amount of $400,000 issued by us to Whalehaven pursuant to the Initial Purchase Agreement.  The Amendment provided that the minimum conversion price would be $.013 per share and that the contemplated second closing for another $400,000 debenture would be abandoned.  Consequently, no debenture or warrants would be issued beyond the securities issued in connection with the first closing, as the total facility amount was limited to $400,000.

On November 12, 2008, our Registration Statement relating to the Initial Debenture was declared effective.  On November 20, 2008, we entered into a Securities Purchase Agreement with two unaffiliated third parties, Whalehaven and Alpha Capital Anstalt (“Alpha”), relating to a private placement (the “New Private Placement”) of $400,000 in principal amount of one-year 8% Senior Secured Convertible Debentures (the “New Debentures”).  We were required to file a Registration Statement covering the shares of common stock underlying the New Debentures, including any shares payable as interest, pursuant to the terms of a Registration Rights Agreement dated November 20, 2008, between IDSI and Whalehaven and Alpha promptly following our annual meeting of shareholders, which was held on December 29, 2008.  At the meeting the shareholders voted to approve an amendment to our articles of incorporation to increase the authorized shares from 450,000,000 to 950,000,000 (the “Share Amendment”).  We were required to use commercially reasonable efforts to cause a Registration Statement to be declared effective as promptly as practicable and no later than 75 days after filing.  In the case of a review by the Securities and Exchange Commission the effectiveness date deadline extended to 120 days.  In the absence of timely filing or effectiveness, we would be subject to customary liquidated damages.

The New Private Placement generated gross proceeds of $368,000 after payment of an 8% placement agent fee but before other expenses associated with the transaction.

Prior to maturity, the New Debentures bear interest at the rate of 8% per annum, payable quarterly in cash or, at the Company’s option, in shares of common stock based on the then-existing market price.

The New Debentures may be converted in whole or in part at the option of the holder any time after the shareholders have voted to approve the Share Amendment at the lesser of (i) a set price, initially $.033 (the closing price of the shares on the closing date) or (ii) 80% of the 3 lowest bid prices during the 10 consecutive trading days immediately preceding a conversion date; provided, however, that the Conversion Price is subject to a floor price, initially $0.013, and provided further however, that the terms of each Initial Debenture prevent the holder from converting the Debenture to the extent that the conversion would result in the holder and its affiliates beneficially owning more than 4.99% of the outstanding shares of our common stock; however, the limit may be increased to 9.99% on 61 days prior written notice from the holder.

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

In December 2008 we received $56,000, and in January 2009 we received $17,778 in proceeds from these Warrant exercises, we used the proceeds for working capital.

After the issuance of shares pursuant to Whalehaven’s Notice of Exercise of its Warrant and subsequent issuance of new Warrants, they have a balance of 11,666,667 shares available for exercise.  After the issuance of shares pursuant to Alpha’s Notice of Exercise of its Warrant and subsequent issuance of new Warrants, they have a balance of 3,555,555 shares available for exercise.

We entered into a third Amendment Agreement dated as of March 20, 2009, with Whalehaven and Alpha.  This Amendment Agreement pertains to a request by the Company to the Holders that they agree to a suspension of the Company’s obligations under the Registration Rights Agreements for both the Initial and New Debentures.  In consideration for such suspensions, the Company agreed to an adjustment in the conversion price for both debentures whereby the floor price was reduced from $0.013 to $0.005 and the set price was reduced from $0.019 to $0.01.  The new formula for determining the conversion price on any Conversion Date shall be equal to the lesser of (a) $0.01, subject to certain standard adjustments (the “Set Price”) and (b) 80% of the average of the 3 lowest Closing Prices during the 10 Trading Days immediately prior to the applicable Conversion Date (subject to adjustments) (the “Conversion Price”); provided, however, that the Conversion Price shall in no event be less than $0.005 (subject to certain standard adjustments).

As of the date of this report, Whalehaven sold to Alpha a total of $100,000 principal amount of the August Debenture and received a total of $50,000 principal amount of the November Debenture from Alpha on March 17, 2009 in connection with the sale of $50,000 of the August Debenture to Alpha.  Whalehaven now holds a principal amount of $250,000 in the November Debenture.  Whalehaven also holds Warrants to purchase 11,666,667 shares of common stock at an exercise price of $0.005.

As of the date of this report, Whalehaven converted $300,000 of the August Debenture and received 36,841,918 shares as a result.

As of the date of this report, Alpha converted $55,000 of the August Debenture and received 8,313,265 shares as a result.  Alpha holds a principal amount of $45,000 in the August Debenture and holds a principal amount of $150,000 in the November Debenture.  Alpha also holds Warrants to purchase 3,555,555 shares of common stock at an exercise price of $0.005.

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

10.101
Amendment Agreement by and among Imaging Diagnostic Systems, Inc., Whalehaven Capital Fund Limited, and Alpha Capital Anstalt dated as of March 20, 2009.  Incorporated by reference to our Form 8-K filed on March 26, 2009.

10.102
One-Year Employment and Stock Option Agreement dated March 23, 2009 between Imaging Diagnostic Systems, Inc. and Linda B. Grable, Chief Executive Officer.  Incorporated by reference to our Form 8-K filed on March 27, 2009.

10.103
One-Year Employment and Stock Option Agreement dated March 23, 2009 between Imaging Diagnostic Systems, Inc. and Allan L. Schwartz, Executive Vice President and Chief Financial Officer.  Incorporated by reference to our Form 8-K filed on March 27, 2009.

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

Dated: May 11, 2009		Imaging Diagnostic Systems, Inc.

	By:	/s/ Linda B. Grable
Linda B. Grable
Chief Executive Officer

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President and Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)