Form 10-K
period 2009-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2009-10-13
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2009
or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to_____________

Commission file number: 0-26028

IMAGING DIAGNOSTIC SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	22-2671269
(State of incorporation)	(IRS employer Ident. No.)

5307 NW 35th Court, Fort Lauderdale, FL.	33309
(address of principal office)	(Zip Code)

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
☐ Large accelerated filer	☐ Accelerated filer	☒ Non Accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the act). Yes  ☐     No  ☒

Based on the average closing bid and asked prices of the common stock on the latest practicable date, October 12, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant was $19,804,100.

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 12, 2009 was 704,175,785.  As of October 12, 2009, the issuer had no shares of preferred stock outstanding.

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

PART I

Item 1.  Our Business

Overview
Imaging Diagnostic Systems, Inc. (“IDSI”) is a development stage medical technology company.  Since its inception in December 1993, we have been engaged in the development and testing of a Computed Tomography Laser Breast Imaging System for detecting breast cancer (CT Laser Mammography or, "CTLM®").  We are currently in the process of commercializing the CTLM® in certain international markets where approvals to market have been secured although CTLM® is not yet approved for sale in the US.  CTLM® is a Class III medical device and we are continuing efforts to secure the Food and Drug Administration’s PreMarket Approval based upon clinical studies.  CTLM® studies have been declared a Non-Significant risk (NSR) study when used for our intended use.

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

As of the date of this report, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through June 30, 2009 of $106,909,167 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA Pre-Market Approval (“PMA”) process, and the costs associated with advanced product development activities.  We had originally planned on submitting our PMA application to the FDA in December 2008; however, due to delays caused by our lack of financing as well as technical and operational issues, we now anticipate that the remaining PMA process consisting of the reading phase, the statistical tabulation phase and submission of the application to the FDA should be completed  by March 2010.  Nonetheless, this timetable cannot be met unless we obtain sufficient financing through the sale of equity or debt securities.  There can be no assurance that we will obtain this financing.  Further, since we rely on outside experts in data management, monitoring, biostatistics and FDA matters, there can be no assurance that we will be able to timely submit the application even if we obtain the necessary financing.  Finally, there can be no assurance that we will obtain the PMA; that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

Breast Cancer
The National Cancer Institute (NCI) estimated that approximately 192,370 new cases of invasive breast cancer and 62,280 cases of carcinoma in situ (CIS) non-invasive (localized) breast cancer will be diagnosed in the United States during 2009.  Breast cancer ranks as the second leading cause of cancer-related death among women, causing an estimated 40,170 deaths in 2009.  Based on rates from 2004-2006, 1 in 8 women will be diagnosed with breast cancer during their lifetime.

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

According to the CDC, 66.6% of women over age 40 received a mammogram in 2006.  Estimates are that in 2004 there were more than 49 million screening mammograms alone in the U.S. and 117 million world wide (TriMark, Jan. 2005 estimates).

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

CTLM®
The CTLM® laser breast imaging system is being marketed as an adjunct to mammography and will not compete directly with X-ray mammography.  CTLM® is, however, an emerging new modality offering the potential of molecular functional imaging, which can visualize the process of angiogenesis which may be used to distinguish between benign and malignant tissue.  While x-ray mammography and ultrasound produce two dimensional images (2D) of the breast which is three dimensional (3D), the CTLM® produces 3D images.

We believe that the adjunctive use of CT laser breast imaging will improve early diagnosis, reduce diagnostic uncertainty, decrease the number of biopsies performed on benign lesions, and improve breast cancer case management, especially in dense breasts.  Because breast cancers nearly always develop in the dense tissue of the breast (not in the fatty tissue), older women who have mostly dense tissue on a mammogram are at an increased risk of breast cancer.  Abnormalities in dense breasts can be more difficult to detect on a mammogram.

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

In March 2002, we signed an agreement with Schering AG to evaluate the advantages of new fluorescence compounds for the potential use of detecting breast cancer.  We installed three CTLM® systems for Schering AG’s clinical trials: one at Charité’s Robert-Rössle Clinic in Berlin, one at the University of Muenster, and the third at Charité Hospital in Berlin, Germany as part of their Phase 1 clinical studies of fluorescent imaging compounds.  In November 2005, we announced that Schering AG had completed the evaluation of fluorescent imaging compound SF64 with three modified CT Laser Mammography systems.  The loaned systems, which had been modified to Schering AG's specifications were subsequently returned to IDSI and have been re-manufactured.

In July 2009, we announced the commencement of a breast cancer imaging study at the Charité, Medical University in Berlin, Germany.  The study will examine the potential role of the CTLM® as an enhanced breast cancer screening tool when used in combination with the fluorescent dye, Indocyanine Green (ICG).  The study will be conducted at the Campus Virchow-Klinikum and the principal investigator is radiologist Dr. Alexander Poellinger.  IDSI is continuing to research and develop fluorescence imaging techniques.

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

Once a PMA application has been filed, the FDA has up to 180 days to review it; however, the review time may be extended by the FDA asking for additional information or clarification of information already provided in the submission.  The FDA will inspect the manufacturing facility to ensure compliance with the FDA’s quality system regulations commonly referred to as QSRs prior to approval of a PMA.  The PMA process is lengthy and expensive and there can be no assurance that a PMA application will be approved within 180 days.

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

On September 25, 2001, we received a Certificate of Exportability from the FDA for the CTLM®.  The FDA requires unapproved Class III products that are subject to PMA requirements to have FDA Certificate of Exportability in order to be exported outside of the United States.   We received a renewal of our Certificate of Exportability dated June 22, 2009, which is valid for two years.

In October 2003, we announced that we received a Certificate of Approval that our Quality Management System has been inspected and upgraded to the following quality assurance standards: ISO 9001:2000, ISO, 13485:2003, and Annex II have been granted.  As of the date of this report, almost 100 countries, including the United States, the United Kingdom, Germany, Australia, Canada, Japan and France have adopted ISO Standards as the primary means for evaluating the quality of manufacturing products.  We have been re-inspected by UL and our Certificates of Approval have been renewed through May 29, 2012.

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

In order to market and sell the CTLM® in the United States, we must obtain marketing clearance from the Food and Drug Administration.  A Pre-Market Approval (PMA) application must be supported by extensive data, including pre-clinical and clinical trial data, as well as evidence to prove the safety and effectiveness of the device.  Under the Food, Drug, and Cosmetic Act, the FDA has up to 180 days to review a submitted PMA application, although in certain cases the FDA may increase that time period through requests for additional information or clarification of existing information.

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

We reported in our Prospectus dated December 27, 2005 that we experienced further delays because of difficulties in designing a revised clinical protocol and in enlisting hospitals and imaging centers to participate in acquiring new clinical cases.  In spite of the delays we experienced in obtaining the necessary approvals from the hospitals and their respective Institutional Review Boards (“IRB”), we made good progress in advancing PMA activities.  We further reported on March 23, 2006 that changes would be incorporated to bring the CTLM® system to its most current design level.  Those changes were made and do, we believe, improve the device’s image quality and reliability.  Upgraded CTLM® systems were installed at our U.S. clinical sites and data collection proceeded in accordance with our clinical protocol.  We are continuing to research and develop CTLM® technologies to advance the state-of-art of this new imaging modality.  As of May 2009, 10 clinical sites have participated in the clinical trials and we believe we have sufficient clinical data to support our PMA application.  While we anticipate that the remaining PMA process consisting of the reading phase, the statistical tabulation phase and submission of the application to the FDA should be completed by March 2010, these milestones cannot be met unless we obtain sufficient financing through the sale of equity or debt securities.

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

The development chronology stated above details how complicated the process is to develop a brand new medical imaging technology.  We believe that we have a strong patent portfolio and are the world leader in optical tomography.  We have received marketing approval in China and Canada, the CE Mark for the European Union, ISO 9001:2000 registration, ISO 13485:2003 registration, UL Electrical Test Certificate, and Product registrations in Brazil and Argentina.  Worldwide, our end users have completed more than 14,000 patient scans, and we have sold 13 CTLM® systems as of the date of this report.  Our decision to fund the Company through the sale of equity has enabled us to reach this important milestone.  In fiscal 2009 we used the proceeds from the sale of convertible debentures for working capital.  Going forward we intend to use the proceeds of draws from our Sixth Private Equity Credit Agreement and any successor private equity agreements with Charlton and/or alternative financing facilities, which may include issuance of convertible preferred stock, as our sources of working capital.  Substantial additional financing will be required before and after the filing of the PMA application.

Clinical Collaboration Sites Update

CTLM® Systems have been installed and patients are being scanned under clinical collaboration agreements as follows:

1)	Humboldt University of Berlin, Charité Hospital, Berlin, Germany
2)	The Comprehensive Cancer Centre, Gliwice, Poland (Two Systems)
3)	Catholic University Hospital, Rome, Italy
4)	MeDoc HealthCare Center, Budapest, Hungary
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

Domestic Sales and Marketing

The CTLM will be positioned as an adjunct to x-ray mammography and may be especially useful in studies of dense breasts.  Consequently, CTLM will be marketed to centers performing x-ray mammography.  There are approximately 8,700 Mammography Quality Standards Act (MQSA) centers certified in the United States.  Sales in the U.S. cannot occur unless and until we receive pre-market approval from the FDA.  IDSI will begin marketing to the centers following FDA approval.

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

International Distributors-Global Commercialization

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

In the Asia-Pacific Region, we previously announced that we contracted with BAC, Inc. to manage our representative office in Beijing, existing distributors and develop new areas.  As part of our continuing cost cutting initiatives, we closed our representative office in January 2009, and in December 2008, we terminated our contract with BAC, Inc. for non-performance.  In March 2009, we announced the appointment of Jainsons Pty Ltd Company as our new distributor for Australia and New Zealand.  In April 2009, we announced that we hired Dr. Rajesh Suresh Sheth as our Managing Director for India.  Dr. Sheth, a radiologist with more than 18 years of experience, will be responsible for marketing and promoting the CTLM® system to hospitals and imaging centers throughout Mumbai and New Delhi.  We are currently negotiating with a new distributor for China based in Shanghai.

In September 2007, we announced the installation of a CTLM® system at the Tianjin Medical University’s Cancer Institute and Hospital (“Tianjin”), the largest breast disease center in China.  The hospital evaluated the CTLM® under three research protocols designed to improve current methods of addressing breast cancer imaging and treatment follow-up.  We previously announced that we installed a CTLM® system at Beijing’s Friendship Hospital, which enabled CTLM® clinical procedures to become listed on the Regional and subsequently the National Schedule for patient payments.

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

We previously signed an exclusive distributor in Malaysia, where interest in breast cancer detection and treatment was surging due to publicity surrounding their First Lady, who succumbed to the disease.  In September 2007, we announced the installation of a CTLM® system at the Univeriti Putra Malaysia (“UPM”) in Kuala Lumpur, Malaysia.  The CTLM® was installed at UPM’s academic facility within the jurisdiction of the Ministry of Education and was evaluated by specialists from UPM in conjunction with specialists from Serdang Hospital in Kuala Lumpur.  Following the evaluation at UPM, we appointed a new distributor, Daichi Holding Berhad (“Daichi”) of Penasng, Malaysia.  The CTLM® was removed from UPM academic facility at the conclusion of the evaluation period.  Daichi issued a purchase order for this system and it was installed in August 2009 at Catherine Women’s Medical Center in Petaling Jaya, Malaysia.  On September 22, 2009, we announced that Daichi completed the purchase of the system with full payment.

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

In March 2009, we announced the appointment of Shihab Muscat United LLC (“SMU”) as our exclusive distributor for the country of Oman.  Additionally, we are negotiating with distributors in Egypt, Jordan, Saudi Arabia, India, Yemen, Belgrade and Syria.  In April 2009, we signed a non-exclusive agreement with Neomedica d.o.o. Beograd to market the CTLM® system to the private and public sectors of Slovenia, Croatia, Serbia, Montenegro, and Macedonia.  In October 2008, we announced that our distributor, Laszlo Meszaros of Kardia Hungary Kft. purchased the first CTLM® system for Budapest, Hungary.  The CTLM® system has been installed at the new MeDoc HealthCare Center (“MDHC”) located in Budapest, in collaboration with Dr. Maria Gergely, Chief Radiologist of Uzsoki Hospital.  Also in April 2009 we announced that Socrate Medical SRL located in Milan, Italy, has been selected as a distributor for the CTLM® system in Northern and Central Italy.

We previously announced in October 2008 that our distributor, The Oyamo Group (“Oyamo”) placed an order for the first CTLM® system for Jerusalem, Israel.  Oyamo obtained the import license from The Israeli Ministry of Health for the CTLM® system and has recently advised us that they now plan to install the system at Sheba Medical Center at Tel Hashomer, which is outside of Tel Aviv, in November 2009.

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

The U.S. President and Congress have proposed a comprehensive reform of the U.S. health care system through several pending bills.  The ultimate outcome of this legislative process is uncertain, and there can be no assurance that the changes made will not materially adversely affect the Company.  These reform efforts include proposals to limit and further reduce and control health care spending on health care items and services, limit coverage for new technology and limit or control the price health care providers and drug and device manufacturers may charge for their services and products, respectively.  If adopted and implemented, these reforms could cause our healthcare providers to limit use of or not use the CTLM® systems, in which case we would be materially adversely affected.

Product Liability

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of cancer detection products.  While the CTLM® is being developed as an adjunct to other diagnostic techniques, there can be no assurance that we will not be subjected to future claims and potential liability.  We previously carried $3,000,000 in product liability insurance to cover both clinical sites and sales.  As part of our cost savings initiatives, we cancelled the policy as we have not had any adverse experiences after conducting more then 14,000 patient scans worldwide.

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

In December 2005, Philips Medical Systems announced their intent to develop optical imaging equipment with an intention to “be on the market early after 2010.”  IDSI also believes that Siemens Medical Systems may be developing optical imaging equipment.

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

The original patent for the CTLM® was granted in December 1997 under U.S. Patent Number 5,692,511 (the “Patent”).  The Patent has a total of 4 independent claims and 24 subordinate claims.  The independent claims serve to provide an overall outline of the disclosure of the invention.  The subordinate claims provide additional information to identify pertinent details of the invention as they relate to the respective specific independent claim.  We own the rights to the Patent for its 17-year life pursuant to an exclusive patent licensing agreement with the late Richard Grable, who invented the CTLM® and served as our Chief Executive Officer and whose estate has owned the Patent since his death in August 2001.  See “Patent Licensing Agreement” and “Certain Transactions.”  As of the date of this report, we own 20 patents and have 3 additional United States patents pending with regard to optical tomography, many of which are based on the original CTLM® technology.  We also have 17 International patents and have 6 International patents pending.

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

In November 2007, we announced the issuance of Chinese patent ZL 99 8 16608.1, issued July 11, 2007, entitled “Laser Imaging Apparatus using Biochemical Markers that Bind to Cancer Cells.”  The patent is granted for a period 20 years from date of filing, until April 1, 2019.  This patent, equivalent to U.S. patent 5,952,664, protects the concept of imaging and activating a photodynamic therapy agent in an optical CT scanner.

In November 2008, we were granted U.S. Patent 7,446,875, entitled “Apparatus and Method for Acquiring Time Resolved Measurements Utilizing Direct Digitization of the Temporal Point Spread Function of the Detected Light”.  This invention developed by our engineers covers a key technology for time-resolved optical imaging which improves the quality of the imaging data and decreases the time required to acquire the image data.

We intend to file for patents on products, including the CTLM®, for which we believe the cost of obtaining a patent is economically reasonable in relation to the expected protection obtained.  There can be no assurances that any patent that we apply for will be issued, or that any patents issued will protect our technology.  If the patents we license or obtain are infringed upon, or if we are required to defend any patent infringement cases brought against us that will require substantial capital, the expenditure of which we might not be able to afford, we could be materially adversely affected.

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

Employees

As of September 2009, we have 14 full-time employees, including our three executive officers.  Five of our employees (36%), are employed in the areas of scientific, clinical and product research and development.  In September 2008, we had 24 full-time employees, of which nine (38%) were employed in the areas of scientific, clinical and product research and development.  The decrease is due to reduction in staff as a result of our overall cost control measures.  Our ability to develop our products and provide our services is dependent upon our recruiting, hiring and retaining qualified technical personnel.  To date, we have been able to recruit and retain sufficient qualified personnel.  None of our employees are represented by a labor union.  We have not experienced any work stoppages and consider our relations with our employees to be good.
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

At June 30, 2009, we had an accumulated deficit of $106,909,167 after discounts and dividends on preferred stock.  These losses have resulted principally from costs associated with research and development, clinical trials and from general and administrative costs associated with our operations.  We expect operating losses will continue for at least the next 12 months due primarily to the anticipated expenses associated with:

•	demonstrator sites
•	clinical collaboration sites
•	pre-market approval process,
•	anticipated commercialization of the CTLM®, and
•	other research and development programs

We have a limited history of operations.  Since our inception in December 1993, we have been engaged principally in the development of the CTLM®, which has not been approved for sale in the United States.  While we have received FDA export approval for foreign sales, we have made only 14 foreign sales.  Consequently, we have limited experience in manufacturing, marketing and selling our products.  We currently have no source of material operating revenues and have incurred substantial net operating losses since inception.

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

Through June 30, 2009 we have spent approximately $74 million.  Our currently estimated annual expenses are approximately $4 million.  In the year following receipt of marketing clearance for our CTLM® from the FDA, we anticipate that we will need approximately $5 million to complete all necessary stages in order to manufacture and market the CTLM® in the

United States and foreign countries.  We plan on using the net proceeds raised from the sale of common stock through our Sixth Private Equity Credit Agreement and additional financings to develop and market this product family, including funds for:

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

We have relied on the private placement of convertible preferred stock and convertible debentures to obtain working capital and may continue to do so in the future.  As of the date of this report, we have issued 197,398,525 shares of common stock which were converted from privately placed preferred stock and debentures.  This number of shares of common stock represents approximately 28% of the currently outstanding number of shares of common stock.
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

•	We may need to record a derivative liability.

We may draw on our equity credit line which may cause the value of our common stock to decline and dilute the holdings of our shareholders.

Since January 2001 we have raised $42,714,650 and issued 425,676,012 common shares through a series of six Private Equity Credit Agreements with Charlton Avenue LLC (“Charlton”).  On April 21, 2008 we executed a new Sixth Private Equity Credit Agreement with Charlton, which replaced our Fifth Private Equity Credit Agreement that expired on March 21, 2008.  Pursuant to our Sixth Private Equity Credit Agreement, when we deem it necessary, we may raise capital through the private sale of our common stock to Charlton at a price equal to 93% of the market price, based on the formula set forth in our agreement with Charlton.  We may need capital in excess of the amounts available under the Sixth Private Equity Credit Agreement, and we may seek additional funding through public or private financing or collaborative, licensing and other arrangements with corporate partners.  As we utilize the

Sixth Private Equity Credit Agreement, or additional funds are raised by issuing equity securities, especially convertible preferred stock, dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders.  See “Financing/Equity Line of Credit/Debentures.”

We may have to increase our authorized shares of common stock to have sufficient shares available to raise capital for continuing operations and strategic initiatives which may cause the value of our common stock to decline and dilute the holdings of our shareholders.

We now have issued and outstanding 704,175,785 shares of common stock out of 950,000,000 authorized shares.  In addition, we have reserved 10,900,000 shares to cover potential issuances pursuant to Secured Senior Convertible Debentures (the "Debentures") issued to Alpha Capital Anstalt (“Alpha”), and 17,888,888 shares to cover outstanding warrants issued in connection with the Debentures issued to Alpha, Whalehaven Capital Fund Limited ("Whalehaven") and the Placement Agent, and 29,330,694 shares to cover outstanding options.  Whalehaven has converted all of its Debentures into common stock.  Therefore, given our ongoing need to issue substantial amounts of new shares to raise capital to continue operations under our Sixth Private Equity Credit Agreement with Charlton and to fulfill our obligation to register shares underlying the outstanding warrants and to have the ability to engage in strategic initiatives, such issuances may cause the value of our common stock to decline and dilute the holdings of our shareholders.

Our currently authorized common stock may not be sufficient to satisfy our financing needs.

In December 2008, our shareholders approved an increase of our authorized common stock to 950,000,000 shares.  With this increase we believed that we would have sufficient shares available to raise the funds needed to complete the PMA process and reach a point where we could generate internal revenues from operations.  Due to delays in the completion of our clinical trials and preparation of our PMA application (due in large part to our lack of financing) as well as the depressed level of our stock price, we may not have authorized shares sufficient to satisfy our near-term financing needs.  We have 704,175,785 shares outstanding, and after reservation of 58,119,582 shares to cover outstanding convertible debentures, options and warrants, we would have available only 187,704,633 authorized shares.  Given our substantial financing needs, low stock price and the likelihood that any new debt or convertible preferred stock financing would involve convertibility into common stock, we may need to increase our authorized common stock late in December 2009 or in early 2010.  Such an increase would cause substantial additional dilution to our shareholders, and further downward pressure on our stock price, and there can be no assurance that our shareholders would approve any such increase if it were proposed.

The Sixth Private Equity Credit Line may not be available when we need it, thus limiting our ability to bring our CTLM® to market.

The Sixth Private Equity Credit Line contains various conditions to our being able to use it, including effectiveness of the required registration statement and the absence of any material adverse change in our business or financial condition.  Further, Charlton is an offshore investment company and if it were unable or unwilling to fulfill its obligations, our legal remedies would be limited.  Thus, we may be unable to draw down on the Sixth Private Equity Credit Line when we need the funds, and that could severely harm our business and financial condition and our ability to bring the CTLM® to market.  In the last six years, we have been almost exclusively dependent on Charlton for working capital.  Since April 1999, we have issued to Charlton a total of 469,304,895 shares of common stock through conversion of $13,410,000 face amount of our preferred stock and debentures purchased by Charlton and through $42,714,650 in purchases under all of our private equity lines.  See “Selling Security Holder” and “Financing/Equity Line of Credit.”

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

If the market price of our common stock decreases after we issue the convertible preferred stock or convertible debentures, upon conversion, we will have to issue an increased number of shares to the preferred stock and convertible debenture holders.  The sale of convertible preferred stock and debentures may result in a very large conversion at one time.  As of the date of this annual report, we have $54,500 of Debentures outstanding and no convertible preferred stock outstanding.  In the event that we issue convertible preferred stock or additional convertible debentures we do not have sufficient authorized shares to cover any conversion of these issuances and would have to increase the number of authorized shares.

In addition, if we issue warrants they will likely be exercisable at a fixed price.  If the market price of our common stock exceeds the warrant exercise price, exercise of the warrants may pose a risk to investors because these issuances may drive down the market price of our common stock.  Most of our warrants outstanding at October 13, 2009, have an exercise price above the market price of our common stock.

Risks associated with our industry

We depend on market acceptance to sell our products, which have not been proven, and a lack of acceptance would depress our sales.

There can be no assurance that physicians or the medical community in general will accept and utilize the CTLM® or any other products that we develop.  The extent and rate the CTLM® achieves market acceptance and penetration will depend on many variables, including, but not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the CTLM® and the advantages of the CTLM® over existing technology and cancer detection methods.

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

The U.S. President and Congress have proposed a comprehensive reform of the U.S. health care system through several pending bills.  The ultimate outcome of this legislative process is uncertain, and there can be no assurance that the changes made will not materially adversely affect the Company.  These reform efforts include proposals to limit and further reduce and control health care spending on health care items and services, limit coverage for new technology and limit or control the price health care providers and drug and device manufacturers may charge for their services and products, respectively.  If adopted and implemented, these reforms could cause our healthcare providers to limit use of or not use the CTLM® systems, in which case we would be materially adversely affected.

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

The price of our common stock has fluctuated substantially since it began trading on the OTC Bulletin Board in September 1994.  For example, in the current fiscal year which began July 1, 2009, the bid price ranged from a low of $0.004 to a high of $0.029 in the second quarter, and in our last fiscal year which ended June 30, 2009, the bid price ranged from a low of $0.005 in the fourth quarter to a high of $0.055 in the first quarter.  The market price of our shares, like that of the common stock of many other medical device companies, is likely to continue to be highly volatile.  Factors that may have an impact on the price of our common stock include:

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

Based on the closing bid price of our common stock on October 12, 2009, of $0.029 per share, approximately 479,911,407 shares would be required to be issued to draw the entire $12,957,608 available under the Sixth Private Equity Credit Agreement.

As of October 12, 2009, we would be required to issue approximately 538 million authorized shares apportioned as follows:

•	479,911,407 shares for complete utilization of the Sixth Private Equity Credit Agreement
•	29,330,694 shares required for the exercise of all outstanding options
•	10,900,000 shares required for the full conversion of the $54,500 Alpha debentures
•	15,222,222 shares required for the full exercise of the Whalehaven and Alpha warrants
•	2,666,666 shares required for the full exercise of the warrants issued to the placement agent

We now have issued and outstanding 704,175,785 shares of common stock out of 950,000,000 authorized shares.  In addition, we have reserved 29,330,694 shares to cover outstanding options.

There is potential exposure to us in that certain shares of common stock have been issued by us pursuant to conversion of our convertible debentures and exercise of related warrants, which were resold by the debenture holders relying on the effectiveness of the relevant registration statement.

From November 12, 2008 through December 5, 2008, the debenture holders Whalehaven Capital Fund Ltd. (“Whalehaven”) and Alpha Capital Anstalt (“Alpha”) converted $175,000 principal amount of the first $400,000 debenture, sold on August 1, 2008, for which the relevant registration statement became effective on November 12, 2008.  On November 20, 2008, in connection with the sale of the second $400,000 debenture, the text of the first debenture was amended to add conforming language implementing the $.013 floor price for conversion of the debentures as agreed to by the parties on October 23, 2008.  On December 10, 2008, we entered into an Amendment Agreement with Whalehaven and Alpha (the “Purchasers”) specifically relating to the warrants which accompanied the initial debenture (the “Warrants”).  Under this Amendment Agreement, we agreed to reduce the exercise price of the Warrants to $.015 per share in exchange for the Purchasers' agreement to immediately exercise the Warrants as to 7,000,000 shares (5,000,000 covered by the Whalehaven Warrant and 2,000,000 covered by the Alpha Warrant).  On December 12, 2008, we filed a prospectus supplement reflecting this repricing of the warrants.

As of December 31, 2008, we entered into a second Amendment Agreement with Whalehaven and Alpha specifically relating to the Warrants.  On January 5, 2009, we filed a prospectus supplement.  Under the second Amendment Agreement, we agreed to reduce the exercise price of the Warrants to $.005 per share in exchange for the Purchasers' agreement to immediately exercise the Warrants as to 14,755,555 shares (11,200,000 by Whalehaven and 3,555,555 by Alpha).  We further agreed to issue new Warrants to purchase at $.005 per share up to a number of shares of Common Stock equal to the number of shares underlying the existing Warrants being exercised by Whalehaven and Alpha under the second amendment agreement.  On January 7, 2009, we filed a prospectus supplement reflecting this repricing of the Warrants.

The repricing of the Warrants and amendment of the initial debentures after the effectiveness of the subject registration statement, together with the sale of shares underlying the debentures and warrants after the effectiveness, may have resulted in the unlawful sale of unregistered securities, based on the SEC’s interpretive guidance which permits the registration for resale of securities issued pursuant to a private placement provided that the terms of the private placement are not changed following effectiveness of the registration statement.  The repricing of the Warrants may have been inconsistent with this guidance.  Consequently, third parties who purchased the subject shares after November 12, 2008 could sue us and/or Whalehaven or Alpha for rescission. The measure of damages would be the purchase price paid plus interest. We are unable to assess the amount of damages in the event that there is any liability.  As of the date of this annual report, neither we nor Whalehaven nor Alpha has been contacted by any third parties seeking rescission.  See Sale of Unregistered Securities -"Debenture Private Placement".

We currently are controlled by our executive officers and directors; however, a change-in-control may occur.

Our management beneficially owns 35,652,794 shares of our common stock or 5.06% (assuming exercise of their currently exercisable options) of our common stock.  Although management owns a minority of the outstanding common stock, since we do not have cumulative voting, and since, in all likelihood the officers and directors will be voting as a block and will be able to obtain proxies of other shareholders, management may remain in a position to elect all of our directors and control our policies and operations.  Based on the current market price of our common stock, we would have to issue approximately 479,911,407 shares to draw the balance of $12,957,608 available under the Sixth Private Equity Credit Agreement.  The amounts of shares issuable under the Sixth Private Equity Credit Agreement or any subsequent Private Equity Credit Agreement could increase substantially if our common stock price declines.  Dilution to management's ownership percentage as a result of share issuances under the Sixth Private Equity Credit Agreement and subsequent financings could cause a change in control.

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

We hold the rights, through an exclusive patent licensing agreement, for the use of the patent for the CTLM® technology.  In addition, we own 20 patents and have 3 additional United States patents pending with regard to optical tomography.  We also have patent rights through a non-exclusive licensing agreement from a third-party as well as three non-exclusive licensing agreements for software from third-parties. If any of these agreements were terminated, our operations may be curtailed until alternative solutions were found.

Our business would lose its primary competitive advantage if we are unable to protect our proprietary technology, or if substantially the same technology is developed by others.

We rely primarily on a combination of trade secrets, patents, copyright and trademark laws, and confidentiality procedures to protect our technology.  Our ability to compete effectively in the medical imaging products industry will depend on our success in protecting our proprietary technology, both in the United States and abroad.  There can be no assurances that any patent that we apply for will be issued, or that any patents issued will not be challenged, invalidated, or circumvented, that we will have the financial resources to enforce them, or that the rights granted will provide any competitive advantage.  We hold 17 foreign patents; however, we have applied for 6 patents in various foreign countries.  We could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties, the expenditure of which we might not be able to afford.  Although we have entered into confidentiality and invention agreements with our employees and consultants, there can be no assurance that these agreements will be honored or that we will be able to protect our rights to our non-patented trade secrets and know-how effectively.  There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.  In addition, we may be required to obtain licenses to patents or other proprietary rights from third parties.  If we do not obtain required licenses, we could encounter delays in product development or find that the development, manufacture, or sale of products requiring these licenses could be foreclosed.  Additionally, we may, from time to time, support and collaborate in research conducted by universities and governmental research organizations.  There can be no assurance that we will have or be able to acquire exclusive rights to the inventions or technical information derived from such collaborations or that disputes will not arise with respect to rights in derivative or related research programs that we conducted in conjunction with these organizations.

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

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, and marketing of cancer detection products.  Significant litigation, not involving us, has occurred in the past based on the allegations of false negative diagnoses of cancer.  There can be no assurance that we will not be subjected to claims and potential liability.  Although the FDA does not require product liability insurance with regard to clinical investigations, we previously carried $3,000,000 in product liability insurance to cover both clinical sites and sales.  As part of our cost savings initiatives, we cancelled the policy as we have not had any adverse experiences after conducting more then 14,000 patient scans worldwide.  We have assumed the risk of product liability.  A successful claim against us in excess could have a material adverse effect on the Company.  Furthermore, there can be no assurance that in the future, we will be able to obtain or maintain product liability insurance on acceptable terms.

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

The plaintiffs alleged that they purchased the CTLM® systems for experimental purposes based on alleged oral assurances by our sales representative to the effect that we would promptly receive PMA approval for the CTLM® and that we would give them exclusive distribution rights in Italy.  The plaintiffs are seeking to recover a total of €628,595, representing the aggregate purchase price of the systems plus related expenses.

Based on our preliminary investigation of this matter, we believe that this claim is without merit, and we intend to vigorously defend the case.  Our Italian counsel responded to the lawsuit in November 2008 and requested and was granted an extension to May 27, 2009 to respond.  Our counsel filed our defenses in the Court of Venice at a hearing held on June 17, 2009.  The judge set the next hearing for March 3, 2010 in order to allow the parties to clarify their claims and defenses.

In December 2008, we were served with a lawsuit against us in Cuyahoga County, Ohio, by Plexar Associates, Inc. (“Plexar”), a company that provides software and algorithm development for medical imaging companies.  On January 23, 2008, we engaged the services of Plexar to provide work over a three-month period relating to artifact reduction.  The initial purchase order was limited to an amount not to exceed $48,700.  A second purchase order for a three-month period was signed on July 8, 2008 with a limit not to exceed $61,000.  Thus, the total commitment was $109,700.  As of June 30, 2009, we have paid Plexar the sum of $93,910.66 and have not received any useful work product that would help us reduce artifacts in our images.  In their complaint, Plexar is seeking the sum of $65,076.25.    We filed a counter-claim for non-performance and answered the complaint on February 6, 2009.

Prior to mediation, we reached an agreement with Plexar on August 6, 2009 to settle this case and agreed to allow Plexar’s counsel to prepare a Settlement Agreement and Mutual Release in this matter, which was signed on August 24, 2009.  We believe it was in our best interest to settle this case to avoid incurring substantial litigation costs and the risks of a trial that would have been held in Cleveland, Ohio.  We also would have incurred significant travel and lodging expenses for our employees and expert witnesses.

The Settlement Agreement and Mutual Release stipulated that we would pay Plexar $52,000 with payments as follows: $5,000 no later than August 25, 2009, which was paid; $15,000 no later than October 15, 2009; eight additional payments of $4,000, with the first of these monthly payments due on November 15, 2009 and continuing on the 15th day of each successive month through June 15, 2010.  If any of the above payments remain unpaid for more than five day calendar days after each is due, then an additional payment of $9,000 would be due.  However, if the above payments are made timely, then IDSI’s obligation to pay this additional payment is waived and becomes null and void.  Each party is responsible for their own costs and fees in this matter.

Item 4.  Submission of Matters to a Vote of Security Holders

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

QUARTER ENDING	High Bid	Low Bid

FISCAL YEAR 2007
First Quarter	$0.15	$0.09
Second Quarter	$0.107	$0.065
Third Quarter	$0.155	$0.068
Fourth Quarter	$0.073	$0.038

FISCAL YEAR 2008
First Quarter	$0.088	$0.035
Second Quarter	$0.074	$0.045
Third Quarter	$0.055	$0.046
Fourth Quarter	$0.049	$0.02

FISCAL YEAR 2009
First Quarter	$0.055	$0.012
Second Quarter	$0.048	$0.02
Third Quarter	$0.023	$0.007
Fourth Quarter	$0.009	$0.005

FISCAL YEAR 2010
First Quarter	$0.011	$0.004
Second Quarter (through October 12, 2009)	$0.029	$0.007

On October 12, 2009, the closing trade price of the common stock as reported on the OTC Bulletin Board was $0.029.  As of such date, there were approximately 2,830 registered holders of record of our common stock.

Sale of Unregistered Securities

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

As of the date of this report, Whalehaven has sold to Alpha a total of $100,000 principal amount of the August Debenture and received from Alpha a total of $50,000 principal amount of the November Debenture, which it had acquired from Alpha on March 17, 2009 in connection with the sale of $50,000 of the August Debenture to Alpha.  Whalehaven also holds Warrants to purchase 11,666,667 shares of common stock at an exercise price of $0.005.

As of the date of this report, Whalehaven has converted the $300,000 of the August Debenture which it did not sell to Alpha and has received 36,841,918 shares as a result.  Whalehaven has converted $250,000 of the November Debenture and has received 51,600,363 shares as a result.  Thus, Whalehaven has converted all of its August and November Debentures into 88,442,281 shares of common stock.

As of the date of this report, Alpha has converted $100,000 of the August Debenture and received 17,313,265 shares as a result.  Alpha has converted $95,500 of the November Debenture and has received 19,000,000 shares as a result.  Alpha holds a principal amount of $54,500 in the November Debenture.  Alpha also holds Warrants to purchase 3,555,555 shares of common stock at an exercise price of $0.005.

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

We have made sales under the Sixth Private Equity Credit Agreement from time to time in order to raise working capital on an “as needed” basis.  As of the date of this report, we have drawn down $2,042,392 and issued 227,000,000 shares of common stock pursuant to this Agreement.

As of the date of this report, since January 2001, we have drawn an aggregate of $42,714,650 in gross proceeds from our equity credit lines with Charlton and have issued 425,676,012 shares as a result of those draws.

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

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2009	June 30, 2008	June 30, 2007	June 30, 2006	June 30, 2005

Sales	$70,617	$39,647	$65,136	$675,844	$374,952

Cost of Sales	20,546	20,944	17,870	316,189	166,685

Gross Profit	50,071	18,703	47,266	359,655	208,267

Operating Expenses	4,505,908	6,232,663	7,123,347	6,984,057	7,338,806

Operating Loss	(4,455,837)	(6,213,960)	(7,076,081)	(6,624,402)	(7,130,539)

Gain (Loss) on sale of fixed assets	1,181,894	1,609,525	-	(2,439)	-
Interest income	636	13,377	11,455	8,416	5,680
Other income	5,909	7,827	250,001	21,500	409,962
Interest expense	(677,031)	(40,447)	(387,697)	(565,797)	(598,021)

Net Loss	(3,944,429)	(4,623,678)	(7,202,322)	(7,162,722)	(7,312,918)

Dividends on cumulative Pfd. stock:
From discount at issuance	-	-	-	-	-
Earned	-	-	-	-	-

Net loss applicable to
common shareholders	$(3,944,429)	$(4,623,678)	$(7,202,322)	$(7,162,722)	$(7,312,918)

Net Loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$(0.04)
Weighted avg. no. of common shares,
Basic & Diluted	424,330,162	318,673,749	271,667,256	218,846,738	185,636,553

Cash and Cash Equivalents	$12,535	$49,433	$477,812	$1,467,687	$765,523
Total Assets	1,134,580	1,583,356	4,365,427	6,250,909	5,608,004
Deficit accumulated during
the development stage	(106,909,167)	(102,964,738)	(98,341,059)	(91,138,737)	(83,976,015)
Stockholders' Equity	(1,129,222)	(468,761)	3,441,322	5,651,916	4,772,538

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Twelve Months Ended June 30, 2009 and June 30, 2008

SALES AND COST OF SALES

Revenues during the year ended June 30, 2009, were $70,617 representing an increase of $30,970 or 78% from $39,647 during the year ended June 30, 2008.  The increase in revenues is a result of recording revenue from payment plans at the time when the customers paid.  We also recognized certain non-refundable customer deposits as revenue when one of our customers failed to make payments according to the sales agreements.

The Cost of Sales during the year ended June 30, 2009, was $20,546 representing a decrease of $398 or 2% from $20,944 during the year ended June 30, 2008.  The decrease in Cost of Sales is a result of inventory write-downs from prior periods and has been adjusted accordingly to what the customer paid compared to the year ended June 30, 2008.

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

General and administrative expenses during the year ended June 30, 2009, were $2,379,113 representing a decrease of $265,443 or 10% from $2,644,556 during the year ended June 30, 2008.  Of the $2,379,113 and $2,644,556, compensation and related benefits comprised $1,465,548 (63%) and $1,661,477 (63%), respectively, representing a decrease of $195,929 or 12%.  Of the $1,465,548 and $1,661,477 compensation and related benefits, $116,319 (9%) and $155,133 (9%), respectively, were due to non-cash compensation associated with expensing stock options.

The general and administrative decrease of $265,443 is due primarily to decreases of $195,929 in compensation and related benefits as a result of a reduction in staff; $114,867 in Board Meeting expense as a result of not having any outside independent directors; and $133,966 as a result of reducing or canceling several of our insurance policies; $52,974 in real estate taxes, $38,122 in maintenance and repairs and $4,228 in utilities as a result of moving into a smaller facility in August 2008 that we rent rather than own; $9,637 in office supplies and $21,160 in telephone and cell phone expenses as a result of a reduction in staff; and $28,500 in investor relations expenses as a result of canceling our agreement in March 2008 with LC Group, an investor relations consulting firm.  These reductions were a result of our cost saving initiatives.

The total decrease is partially offset by increases of $122,187 in office rent expense; $80,788 in legal expenses associated with general corporate and securities matters; $69,428 in proxy service expenses due to having our annual meeting during the fiscal year and not having an annual meeting in fiscal year 2008; and $64,000 in placement fees in connection with the convertible debenture financing of $800,000.

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

Research and development expenses during the year ended June 30, 2009, were $1,226,718 representing a decrease of $853,547 or 41% from $2,080,265 during the year ended June 30, 2008.  Of the $1,226,718 and $2,080,265, compensation and related benefits comprised $755,348 (62%) and $1,024,852 (49%), respectively, representing a decrease of $269,504 or 26%.  Of the $755,348 and $1,024,852 compensation and related benefits, $12,939 (2%) and $13,067 (1%), respectively, were due to non-cash compensation associated with expensing stock options.

The research and development decrease of $853,547 is due primarily to a decrease of $269,504 in compensation and related benefits as a result of a reduction in staff; $218,068 in consulting expenses due to our decreased use of consultants in the field of scientific and clinical disciplines, in consulting expenses primarily associated with the monitoring and data management of our PMA and various consultants involved with design engineering, software engineering and research by our consulting radiologist; $138,594 in research and development projects; $112,940 in clinical expenses; $71,071 in travel related expenses due to decreased travel to our U.S. clinical sites and to our International clinical collaboration sites; and $56,318 in FDA legal expenses.

Clinical expenses during the year ended June 30, 2009, were $141,713 representing a decrease of $112,940 or 44% from $254,653 as a result of the variable costs associated with our PMA clinical trials.

We expect a significant increase in our research and development expenses during the fiscal year ending June 30, 2010 due to increased costs associated with preparing our PMA application and submitting it to the FDA.  We also expect our consulting expenses and professional fees to increase due to the costs associated with our PMA application.  See Item 1. Our Business - “Clinical Collaboration Sites Update”.

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

Sales and marketing expenses during the year ended June 30, 2009, were $615,448 representing a decrease of $452,207 or 42% from $1,067,655 during the year ended June 30, 2008.  Of the $615,448 and $1,067,655, compensation and related benefits comprised $111,743 (18%) and $176,005 (16%), respectively, representing a decrease of $64,262 or 37%.  Of the $111,743 and $176,005 compensation and related benefits, $2,069 (2%) and $1,919 (1%), respectively, were due to non-cash compensation associated with expensing stock options.

The sales and marketing decrease of $452,207 was due primarily to a decrease in compensation and related benefits of $64,262 as a result of the reduction in staff; $90,479 in freight charges as a result of transportation charges, customs fees, duties and taxes associated with CTLM® systems we shipped internationally in fiscal year 2008; $67,174 in representative office expense as a result of our new strategic marketing plan to appoint a distributor and dealers and closed our representative office in Beijing, China as part of our cost savings initiative; $203,405 in travel expenses associated with sales and marketing related activities; $33,210 in advertising and promotion; and $49,800 in marketing related consulting expenses.

The total decrease is partially offset by increases of $30,742 in regulatory expenses and $14,048 in trade show expenses.

After we file our PMA application, we expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.

AGGREGATED OPERATING EXPENSES

Total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) during the year ended June 30, 2009, were $4,505,908 representing a decrease of $1,726,755 or 28% from $6,232,663 when compared to the operating expenses during the year ended June 30, 2008.  The overall reduction in expenses was a result of the implementation of cost saving initiatives.

Compensation and related benefits during the year ended June 30, 2009, were $2,332,639 representing a decrease of $529,695 or 19% from $2,862,334 during the year ended June 30, 2008 due to a reduction in staff.  Of the $2,332,639 and $2,862,334 compensation and related benefits, $131,327 (6%) and $170,119 (6%), respectively, were due to non-cash compensation associated with expensing stock options.  The net decrease of $529,695 was due to a decrease of cash compensation of $490,904 combined with a $38,792 decrease in the recording of non-cash compensation related to the expensing of stock options.

Inventory valuation adjustments during the year ended June 30, 2009, were $82,286 representing a decrease of $176,089 or 68% from $258,375 during the year ended June 30, 2008.  The decrease is due to a reduction in the write-down of systems that have lost value due to usage as demonstrators on consignment.  See “Critical Accounting Policy – Inventory”.

Depreciation and amortization during the year ended June 30, 2009, were $202,344 representing an increase of $20,532 or 11% from $181,812 during the year ended June 30, 2008.

Interest expense during the fiscal year ended June 30, 2009, was $677,031 representing an increase of $636,584 or 1,574% from $40,447 during the year ended June 30, 2008.  The interest expense is primarily comprised of the amortization of the debt discount on our convertible debentures and the imputed interest associated with our equity credit line with Charlton Avenue, LLC (“Charlton”) as per the terms and conditions of our private equity credit agreement.  Our utilization of the equity credit line increased significantly during fiscal 2009 as we previously used in fiscal 2008 the proceeds from the sale/lease-back of our building for current operations.  This  resulted in the substantial year-over-year increase in interest expense.  See Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters – “Financing/Equity Line of Credit”
Other income during the year ended June 30, 2009, was $5,909 representing a decrease of $1,918 or 25% from $7,827 during the year ended June 30, 2008.  The $5,909 represents the sale of the LILA Inventory, use of our facilities and consulting with our engineers pursuant to the Bioscan Agreement.  (See Item 1 Our Business -“Laser Imager for Lab Animals”).

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

AGGREGATED OPERATING EXPENSES

Total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) during the year ended June 30, 2008, were $6,232,663 representing a decrease of $890,684 or 13% from $7,123,347 when compared to the operating expenses during the year ended June 30, 2007.  The overall reduction in expenses was a result of the implementation of cost saving initiatives.

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

Balance Sheet Data

We have financed our operations since inception by the issuance of equity securities with aggregate net proceeds of approximately $67,139,029 and through loan transactions in the aggregate net amount of $2,595,029.  Furthermore, we issued equity securities for the conversion of all outstanding convertible debentures in the aggregate net amount of $4,040,000.

Our combined cash and cash equivalents totaled $12,535 at June 30, 2009.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to obtain the PMA, the expected costs of commercializing our initial product, the CTLM®, and the time required for homologations from certain countries.

Our inventory, which consists of raw materials, work in process (including completed units under testing), finished goods less Inventory Reserve, totaled $527,467 at June 30, 2009 and $647,169 at June 30, 2008.  Raw materials used for research and development or other purposes are expensed and not included in inventory.  This decrease is primarily due to inventory valuation adjustments of $82,286; $20,546 to Cost of Goods Sold; and the reclassification of the net realizable value of $8,591 of CTLM® systems in Inventory to Clinical Equipment recorded during the year.  During the year ended June 30, 2008, we re-classed the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical Equipment, re-classification of parts totaling $90,818 to research and development and inventory valuation adjustments of $258,375 recorded during the year.  We expect to recover our investment because the CTLM® represents a new technology for imaging the breast using a laser beam instead of ionizing x-ray to produce three dimensional images.  During fiscal year 2009, we continued to receive encouraging results and scientific clinical papers from our various clinical collaboration sites worldwide.  We continue to believe that over time the CTLM® will gain worldwide acceptance in the medical community because computed tomography has a strong basis in science.  See Note 6 “Inventories”.
Our property and equipment, net, totaled $332,031 at June 30, 2009 and 495,076 at June 30, 2008.  The overall decrease of $163,045 is due primarily to depreciation during fiscal year 2009 (See Note 8 – Sale/Lease-Back of Building).

Our Intangible assets (formerly “Other assets”) totaled $205,059 at June 30, 2009 compared to $239,235 at June 30, 2008.  This decrease is due to the amortization of a patent licensing agreement.

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

We have financed our operating and research and development activities through several private placement transactions.  Net cash used for operating and product development expenses, which include our purchase of additional materials to continue the manufacture of CTLM® Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law was $2,635,609 during fiscal 2009, compared to net cash used by operating activities and product development of the CTLM® and related software development of $4,705,988 during fiscal 2008.  At June 30, 2009, we had working capital of ($1,666,312) compared to working capital of ($77,137) at June 30, 2008.

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

During fiscal 2009, we raised a total of $1,788,951 less expenses through private placement transactions pursuant to our Sixth Private Equity Credit Agreement.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to our need to obtain the PMA, the expected costs of commercializing our initial product, the CTLM®, and the expense of our continuing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  We plan to raise additional capital through our new Sixth Private Equity Credit Agreement dated April 21, 2008 or other sources of financing.  In the event we are unable to draw from this new private equity line, alternative financing will be required to continue operations, and there is no assurance that we will be able to obtain alternative financing on commercially reasonable terms.  There is no assurance that, if and when Food and Drug Administration (“FDA”) marketing clearance is obtained, the CTLM® will achieve market acceptance or that we will achieve a profitable level of operations.

As of the date of this report, we have issued and outstanding 704,175,785 shares of common stock out of 950,000,000 authorized shares.  In addition, we have reserved approximately 29,330,694 shares to cover outstanding options.  We had anticipated that revenues would have been a significant source of cash by the date of this report, but commercialization has been slower than expected largely due to the delay in obtaining the PMA from the FDA, which we believe has depressed our stock price.  We previously used the proceeds of the sale of our building and the proceeds of the sale of convertible debentures for working capital.  In May 2008, we returned to equity funding through the use of our Sixth Private Equity Credit Agreement.

Capital expenditures for fiscal 2009 were $7,360 as compared to $320,045 for the prior year.  During fiscal 2009, we reclassified the net realizable value of $8,591 of CTLM® systems in Inventory to Clinical equipment.  During fiscal 2008, we reclassified the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical equipment as these CTLM® systems continue to be used as clinical systems associated with the data collection for our PMA application, which we plan to submit to the FDA in the first quarter of 2010.  The expenditures relating to the purchases of computer and other equipment, office, warehouse and manufacturing fixtures and computer software totaled $1,231.  We anticipate that our capital expenditures for fiscal 2010 will be approximately $25,000.

During the year ending June 30, 2009, there were no changes in our existing debt agreements and we had no outstanding bank loans as of June 30, 2009.  Our annual fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are approximately $4.8 million, as of the date of this report, and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs, which are presently estimated at an aggregate of approximately $400,000 per month.  The foregoing projections are subject to many conditions, most of which are beyond our control.  Our future capital requirements will depend on many factors, including the following: the progress of our product development projects, the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in our existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish; and the development of commercialization activities and arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of the date of this report, we believe that we do not have any material quantitative and qualitative market risks.

Financial Table of Contents

Item 8.  Financial Statements

Financial Table of Contents

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Imaging Diagnostic Systems, Inc.

We have audited the accompanying balance sheets of Imaging Diagnostic Systems, Inc. (A Development Stage Enterprise) as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended June 30, 2009, 2008, 2007 and for the period December 10, 1993 (date of inception) to June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period December 10, 1993 (date of inception) to June 30, 2005 reflect total revenues and a net loss $1,292,248 and $77,128,255 respectively of the cumulative totals. The other auditors’ report has been furnished to us and our opinion, insofar as it relates to amounts included for such period, is based solely on the report of such other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2009 and 2008, and the results of its operations and cash flows for each of the years then ended June 30, 2009, 2008 and 2007 and for the period December 10, 1993 (date of inception) to June 30, 2009 in conformity with generally accepted accounting principles in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Imaging Diagnostic Systems, Inc.’s internal control over financial reporting as of June 30, 2009 and 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 9, 2009 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/  SHERB & CO, LLP

Certified Public Accountants

Boca Raton, Florida
October 9, 2009

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Balance Sheets

June 30, 2009 and 2008

ASSETS
	2009	2008
Current assets:
Cash and cash equivalents	$12,535	$49,433
Accounts receivable, net of allowances for doubtful accounts
of $114,982 and $67,000, respectively	(35,486)	39,718
Loans receivable	57,357	57,357
Inventories, net of reserve of $408,000 and $408,000, respectively	527,467	647,169
Prepaid expenses	35,617	55,368

Total current assets	597,490	849,045

Property and equipment, net	332,031	495,076
Intangible assets, net	205,059	239,235

Total assets	$1,134,580	$1,583,356

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,994,220	$800,068
Customer deposits	96,114	126,114
Convertible Debenture, net of debt discount of $35,532	173,468	-

Total current liabilities	2,263,802	926,182

Long-Term Liabilities:
Deferred Rent Liability	-	85,935
Deferred Gain - Sale of Building	-	1,040,000

Total Long-Term liabilities	-	1,125,935

Total liabilities	2,263,802	2,052,117

Stockholders equity (Defecit):
Common stock, no par value; authorized 950,000,000 shares,
issued 611,378,787 and 325,517,468 shares, respectively	102,280,228	99,651,145
Additional paid-in capital	3,499,717	2,844,832
Deficit accumulated during the development stage	(106,909,167)	(102,964,738)

Total stockholders' equity (Deficit)	(1,129,222)	(468,761)

Total assets & stockholders' equity (Deficit)	$1,134,580	$1,583,356

See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Operations
				From Inception
				(December 10,
	Year Ended	Year Ended	Year Ended	1993) to
	June 30, 2009	June 30, 2008	June 30, 2007	June 30, 2009
Net Sales	$70,617	$39,647	$65,136	$2,143,492
Cost of Sales	20,546	20,944	17,870	906,105

Gross Profit	50,071	18,703	47,266	1,237,387

Operating Expenses:
General and administrative	2,379,112	2,644,556	3,012,575	54,989,414
Research and development	1,226,718	2,080,265	2,089,497	21,694,015
Sales and marketing	615,448	1,067,655	1,351,521	8,772,821
Inventory valuation adjustments	82,286	258,375	493,596	4,752,671
Depreciation and amortization	202,344	181,812	176,158	3,157,229
Amortization of deferred compensation	-	-	-	4,064,250

Total Operating Expenses	4,505,908	6,232,663	7,123,347	97,430,400

Operating Loss	(4,455,837)	(6,213,960)	(7,076,081)	(96,193,013)

Gain (Loss) on sale of fixed assets	1,181,894	1,609,525	-	2,794,565
Interest income	636	13,377	11,455	308,401
Other income	5,975	76,954	250,001	764,392
Other income - LILA Inventory	(66)	(69,127)	-	(69,193)
Interest expense	(677,031)	(40,447)	(387,697)	(7,666,559)

Net Loss	(3,944,429)	(4,623,678)	(7,202,322)	(100,061,407)

Dividends on cumulative preferred stock:
From discount at issuance	-	-	-	(5,402,713)
Earned	-	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(3,944,429)	$(4,623,678)	$(7,202,322)	$(106,909,167)

Net Loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.54)

Weighted average number of
common shares outstanding:
Basic and diluted	424,330,162	318,673,749	271,667,256	197,647,227

See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit)

From December 10, 1993 (date of inception) to June 30, 2009
						Deficit
						Accumulated
	Preferred Stock (**)		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at December 10, 1993 (date of inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Issuance of common stock, restated for reverse
stock split	-	-	510,000	50,000	-	-	-	-	50,000

Acquisition of public shell	-	-	178,752	-	-	-		-	-

Net issuance of additional shares of stock	-	-	15,342,520	16,451	-	-		-	16,451

Common stock sold	-	-	36,500	36,500	-	-		-	36,500

Net loss	-		-	-	-	(66,951)		-	(66,951)

Balance at June 30, 1994	-	-	16,067,772	102,951	-	(66,951)	-	-	36,000

Common stock sold	-	-	1,980,791	1,566,595	-	-	(523,118)	-	1,043,477

Common stock issued in exchange for services	-	-	115,650	102,942	-	-	-	-	102,942

Common stock issued with employment agreements	-	-	75,000	78,750	-	-	-	-	78,750

Common stock issued for compensation	-	-	377,500	151,000	-	-	-	-	151,000

Stock options granted	-	-	-	-	622,500	-	-	(622,500)	-

Amortization of deferred compentsation	-	-	-	-	-	-	-	114,375	114,375

Forgiveness of officers' compensation	-	-	-	-	50,333	-	-	-	50,333

Net loss	-	-	-	-	-	(1,086,436)	-	-	(1,086,436)

Balance at June 30, 1995	-	-	18,616,713	2,002,238	672,833	(1,153,387)	(523,118)	(508,125)	490,441

See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2009
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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2009
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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2009
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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2009
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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2009
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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2009
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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2009
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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2009
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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2009
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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2009
						Deficit
						Accumulated
	Preferred Stock (**)		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at June 30, 2007	-	-	311,538,038	99,120,731	2,661,650	(98,341,059)	-	-	3,441,322

Common stock issued - line of equity transactions	-	-	13,979,430	530,414	-	-	-	-	7,409,543

Fair Value of Stock Option Expenses	-	-	-	-	183,182	-	-	-	183,182

Net loss	-	-	-	-	-	(4,623,679)	-	-	(4,623,679)

Balance at June 30, 2008	-	-	325,517,468	99,651,145	2,844,832	(102,964,738)	-	-	(468,761)

Common stock issued - line of equity transactions	-	-	158,747,217	1,674,885	-	-	-	-	1,674,885

Common stock issued - Conversion of Cv Debenture	-	-	93,958,547	621,220	-	-	-	-	621,220

Common stock issued - Exercise of Warrants	-	-	21,755,555	178,778	-	-	-	-	178,778

Common stock issued - Consulting	-	-	5,000,000	55,000	-	-	-	-	55,000

Common stock issued - Employees	-	-	2,400,000	19,200	-	-	-	-	19,200

Sale of Common Stock - Restricted Shares Issued	-	-	4,000,000	80,000	-	-	-	-	80,000

Fair Value of Stock Option Expenses	-	-	-	-	145,577	-	-	-	145,577

Discount - FV and BCF for $400,000 Cv Deb.	-	-	-	-	400,000	-	-		400,000

Discount - FV and BCF for $400,000 Cv Deb. # 2	-	-	-	-	92,308	-	-	-	92,308

Repricing of Warrants	-	-	-	-	17,000	-	-	-	17,000

Net loss	-	-	-	-	-	(3,944,429)	-	-	(3,944,429)

Balance of June 30, 2009	-	-	611,378,787	102,280,228	3,499,717	(106,909,167)	-	-	(1,129,222)

** See Note 16 for a detailed breakdown by Series.
See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

Statement of Cash Flows

				From Inception
				(December 10,
	Year Ended	Year Ended	Year Ended	1993) to
	June 30, 2009	June 30, 2008	June 30, 2007	June 30, 2009

Net loss	$(3,944,429)	$(4,623,678)	$(7,202,322)	$(100,061,407)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization	202,344	181,812	176,158	3,164,872
(Gain) Loss on sale of fixed assets	(1,181,894)	(1,609,525)	-	(2,794,565)
Extinguishment of debt	-	-	-	(431,462)
Inventory valuation adjustment	82,286	258,375	493,596	4,752,671
Amoritization of deferred compensation	-	-	-	4,064,250
Noncash interest, compensation and consulting services	858,510	40,414	367,698	19,838,493
Fair Value of Stock Option Expenses	145,577	183,182	431,313	1,392,629
(Increase) decrease in accounts and
loans receivable - employees, net	27,222	49,360	332,267	(175,538)
Increase (decrease) in allowance for
doubful account	47,982	37,033	(10,033)	114,982
(Increase) decrease in inventories, net	28,825	457,612	(85,942)	(2,351,560)
(Increase) decrease in prepaid expenses	19,751	(18,584)	6,062	(35,617)
(Increase) decrease in other assets	-	-	-	(306,618)
Increase (decrease) in accounts payable and
accrued expenses	1,194,152	214,077	26,997	2,159,654
Increase (decrease) in other current liabilities	(30,000)	38,000	48,114	96,114
Increase in deferred rent liability	(85,935)	85,935	-	-

Total adjustments	1,308,820	(82,309)	1,786,230	29,488,305

Net cash used for operating activities	(2,635,609)	(4,705,988)	(5,416,092)	(70,573,102)

Cash flows from investing activities:
Proceeds from sale of property & equipment	2,400	4,357,654	-	4,390,015
Prototype equipment	-	-	-	(2,799,031)
Capital expenditures	7,360	(320,045)	(16,500)	(4,779,405)

Net cash used for investing activities	9,760	4,037,609	(16,500)	(3,188,421)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	-	(50,289)
Proceeds from convertible debenture	800,000	-	-	4,040,000
Proceeds from (repayments) loan payable, net	-	(250,000)	250,000	2,595,029
Proceeds from issuance of preferred stock	-	-	-	18,039,500
Proceeds from exercise of stock options	-	-	-	903,989
Net proceeds from issuance of common stock	1,788,951	490,000	4,192,717	48,245,829

Net cash provided by financing activities	2,588,951	240,000	4,442,717	73,774,058

Net increase (decrease) in cash and cash equivalents	(36,898)	(428,379)	(989,875)	12,535

Cash and cash equivalents at beginning of period	49,433	477,812	1,467,687	-

Cash and cash equivalents at end of period	$12,535	$49,433	$477,812	$12,535

See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

Statement of Cash Flows (Continued)

				From Inception
				(December 10,
	Year Ended	Year Ended	Year Ended	1993) to
	June 30, 2009	June 30, 2008	June 30, 2007	June 30, 2009
Supplemental disclosures of cash
flow information:

Cash paid for interest	$-	$-	$-	$215,962

Supplemental disclosures of noncash
investing and financing activities:

Issuance of common stock and options
in exchange for services	$-	$-	$-	$6,306,350

Issuance of common stock as loan fees in
connection with loans to the Company	$-	$-	$-	$293,694

Issuance of common stock as satisfaction of
loans payable and accrued interest	$-	$-	$-	$3,398,965

Issuance of common stock as satisfaction of
certain accounts payable	$-	$-	$-	$257,892

Issuance of common stock in
exchange for property and equipment	$-	$-	$-	$89,650

Issuance of common stock and other current liability
in exchange for patent liceensing agreement	$-	$-	$-	$581,000

Issuance of common stock for
compensation	$-	$-	$-	$2,691,788

Issuance of common stock through
exercise of incentive stock options	$-	$-	$-	$3,117,702

Issuance of common stock as
payment for preferred stock dividends	$-	$-	$-	$507,645

Acquisition of property and equipment
through the issuance of a capital
lease payable	$-	$-	$-	$50,289

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

The Company is a development stage enterprise and during fiscal year ending June 30, 2009, utilized the proceeds of $4.4 million from the sale and lease-back of it’s property in Plantation, FL (See Note 22) and the sale of $800,000 of Senior Secured Convertible Debentures .  As additional working capital will be required, the Company will obtain such capital through the use of its Sixth Private Equity Credit Agreement and other sources of financing.  Since January 2003, the Company has had revenues of $2,143,492 from the sale of its CTLM® Breast Imaging System.  There is no assurance that once the development of the CTLM® device is completed and finally receives Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.

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

Our allowance for doubtful accounts increased to $114,982 as of June 30, 2009 from $67,000 in the prior fiscal year.

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

Due to recent technological advances resulting in overall lower costs for certain inventory components; the Company has reduced these components of its inventory to their net realizable value.  The inventory valuation adjustments are reflected in the statement of operations and amounted to $82,286, $258,375, $493,596, and $4,752,671, for the years ended June 30, 2009, 2008 and 2007, and for the period December 10, 1993 (date of inception) to June 30, 2009, respectively.

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

The Company has excluded vested options and warrants in the amount of 44,457,539, 18,191,449 and 15,175,703 during the years June 30, 2009, 2008 and 2007 as the inclusion of such options and warrants would be anti-dilutive.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $145,577, $183,182 and $431,313, respectively, in additional compensation expense for the twelve months ended June 30, 2009, 2008, and 2007.

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Year Ended	Year Ended	Year Ended
	June 30, 2009	June 30, 2008	June 30, 2007
Volatility	131.31%	63.32%	72.34%
Risk Free Interest Rate	5%	5%	5%
Expected Term	8 yrs	8 yrs	8 yrs

Our expected term assumption of eight years for the year ended June 30, 2009, was based upon the guidance provided by SEC Staff Accounting Bulletin 107 enabling us to use the simplified method for “plain vanilla” options for this calculation.  This provision was allowed to be used for grants made on or before December 31, 2007.  On December 21, 2007, the SEC issued Staff Accounting Bulletin 110 which extended the timeframe we will have to use the simplified method on an interim basis.  The SEC will suspend use of this method once detailed information on exercise terms become readily available.  We then will be required to estimate the expected term of an option using historical data.

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

The Company has determined that no impairment losses need to be recognized through the fiscal year ended June 30, 2009.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m) Intangible assets

Intangible assets, consisting of the patent license agreement and certain initial UL and CE costs are reflected in “Intangible Assets” on the balance sheet, net of accumulated amortization (Note 9).  The patent license agreement has a fixed life of seventeen years and will continue to be amortized over its remaining useful life.

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

The impairment analysis for patents can be very subjective as we rely upon signed distribution, dealer or license agreements with variable cash flows to substantiate the recoverability of these long-lived assets.  In our analysis we also take into account our position as a world-wide market leader in CT optical tomography; net sales of CTLM® systems of $2,143,492 since January 2003; the growing acceptance of our technology with over 14,000 scans performed world-wide; approvals or product registration in the following countries: CE Mark for the European Union, Canada, Peoples Republic of China, Argentina, Brazil and Colombia.  We believe the fair value of our patent license exceeds the carrying amount of $205,059.

We have recorded accumulated amortization of $375,941 with a balance remaining of $205,059, which will be amortized over the next seven years at $8,544 per quarter.  We will continue to test for impairment on an annual basis or more frequently if events and circumstances change using the guidance provided in FAS-142.  Examples of such events and circumstances are:

•	A significant adverse change in legal factors or in the business climate
•	An adverse action or assessment by a regulator
•	Unanticipated competition
•	Loss of key personnel
•	An expectation that all or a significant portion of a deporting unit will be sold or otherwise disposed of.

Based on our analysis, we determined that there was no impairment as of June 30, 2009.

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

	Year Ended	Year Ended	Year Ended
	June 30, 2009	June 30, 2008	June 30, 2007
Warranty Reserve	$4,065	$8,502	$14,952

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

(q) Comprehensive income

SFAS 130, “Reporting Comprehensive Income”, requires a full set of general-purpose financial statements to be expanded to include the reporting of “comprehensive income”.  Comprehensive income is comprised of two components, net income and other comprehensive income.  For the period from December 10, 1993 (date of inception) to June 30, 2009, the Company had no items qualifying as other comprehensive income.

(r) Impact of recently issued accounting standards

In December 2007, the FASB issued SFAS No.141 (revised 2007), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes the principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree.  SFAS No. 141R also establishes the disclosure requirements for a business combination.  The provisions of SFAS No. 141R are effective for the Company’s 2010 fiscal year, beginning on July 1, 2009.  The Company is currently evaluating the provisions of SFAS No.141R and the resulting impact of adoption on its financial statements. Also in December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 07-1, Accounting for Collaborative Arrangements. EITF 07-1 defines collaborative arrangements and establishes

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  The provisions of EITF 07-1 are effective for the Company’s 2010 fiscal year, beginning on July 1, 2009. The Company is currently evaluating the provisions of EITF 07-1 and the resulting impact of adoption on its financial statements.

In October 2008, FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately, and applies to the Company’s September 30, 2008 financial statements.  The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition as of and for the periods ended December 31, 2008.

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

In May 2009, the FASB issued SFAS No.165 ("SFAS 165"), "Subsequent Events", to establish general standards of accounting for and disclosure of events which occur after the balance sheet date but before the date the financial statements are issued or available to be issued. SFAS 165 requires an entity to reflect in their financial statements the effects of subsequent events which provide additional evidence about conditions at the balance sheet date including the estimates inherent in the process of preparing financial statements. Subsequent events which provide evidence about conditions that arose after the balance sheet date should be disclosed. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for such date. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on our consolidated financial position, results of operations and cash.

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

(3)           OTHER INCOME

During the fiscal years ending June 30, 2009 and 2008, the Company recorded a net total of $5,909 and $7,827, respectively, as Other income which represents the monthly rent expense and fees we charged Bioscan Inc.  During the fiscal year ending June 30, 2007, the Company sold its LILA technology to Bioscan Inc. for the sum of $250,001 which we received and recorded as Other Income.

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

(5)           GOING CONCERN

The Company is currently a development stage enterprise and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing.  We have yet to generate a positive internal cash flow, and until significant sales of our product occur, we are mostly dependent upon debt and equity funding.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations.  This would materially impact our ability to continue as a going concern.  In the event that we are unable to draw on our private equity line, alternative financing would be required to continue operations.  Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for capital requirements to date. There is no assurance that, if and when Food and Drug Administration (“FDA”) marketing clearance is obtained, the CTLM® will achieve market acceptance or that we will achieve a profitable level of operations.

We have commenced our planned principal operations of the manufacture and sale of our sole product, the CTLM®, CT Laser Mammography System. We are continuing to appoint distributors and are installing systems under our clinical collaboration program as part of our global commercialization program.  We have sold a total of 14 systems as of June 30, 2009; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  Should additional working capital be required, the Company will obtain such capital through the use of its Sixth Private Equity Credit Agreement and other sources of financing (See Note 22).  We have to create product awareness as a foundation to developing our markets through our existing distributor network and through the appointment of additional distributors and the training of their field service engineers.  We would be able to exit SFAS 7 Development Stage Enterprise reporting upon having sufficient revenues for two successive quarters such that we would not have to utilize our Sixth Private Equity Credit Agreement or alternative funding sources for capital to cover our quarterly operating expenses.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(6)           INVENTORIES

Inventories consisted of the following:

	June 30,
	2009	2008
Raw materials consisting of purchased parts, components and supplies	$529,410	$578,144
Work-in process including units undergoing final inspection and testing	28,943	28,939
Finished goods	377,114	448,086

Sub-Total Inventories	$935,467	$1,055,169

Less Inventory Reserve	(408,000)	(408,000)

Total Inventory - Net	$527,467	$647,169

We review our Inventory for parts that have become obsolete or in excess of our manufacturing requirements and our Finished Goods for valuation pursuant to our Critical Accounting Policy for Inventory.  For the fiscal year ending June 30, 2009, we reclassified the net realizable value of $8,591 as this CTLM® system is being used as a clinical system at the University of Florida.  For the fiscal year ending June 30, 2008 since such finished goods are being utilized for collecting data for the PMA, we reclassified the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical equipment.  For the fiscal year ending June 30, 2009 we had identified $408,000 of Inventory that we deem impaired due to the lack of inventory turnover.

(7)           PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	June 30,
	2009	2008
Furniture and fixtures	$257,565	$262,264
Building and land (See Note 8)	-	-
Computers, equipment and software	426,873	425,642
CTLM® software costs	352,932	352,932
Trade show equipment	298,400	298,400
Clinical equipment	440,937	432,346
Laboratory equipment	212,560	212,560

Total Property & Equipment	1,989,267	1,984,144
Less: accumulated depreciation	(1,657,236)	(1,489,068)

Total Property & Equipment - Net	$332,031	$495,076

For the fiscal year ending June 30, 2009, we reclassified the net realizable value of $8,591 of CTLM® systems in Inventory to Clinical equipment as this CTLM® system is being used as a clinical system at the University of Florida.

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

(9)           INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,
	2009	2008

Patent license agreement, net of accumulated
amortization of $375,941 and $341,765 respectively	$205,059	$239,235

Totals	$205,059	$239,235

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

(10)           ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,
	2009	2008

Accounts payable - trade	$1,194,964	$658,524
Accrued property taxes payable	30,819	30,819
Accrued compensated absences	46,368	47,409
Accrued wages payable	583,896	21,855
Other accrued expenses	138,173	41,461

Totals	$1,994,220	$800,068

(11)           CUSTOMER DEPOSITS

Customer deposits consisted of the following:

	June 30,
	2009	2008

Customer deposits	$96,114	$126,114

Total	$96,114	$126,114

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

During the year ended June 30, 2008, an additional $215,000 of common stock was sold under the terms of the Sixth Private Equity Credit Agreement and the Company issued a total of 6,252,783 shares of common stock.  The Company recorded a total of $16,665 of deemed interest expense as a result of the 7% discount off the market price under the Sixth Private Equity Credit Agreement.

During the year ended June 30, 2009, an additional $1,530,173 of common stock was sold under the terms of the Sixth Private Equity Credit Agreement and the Company issued a total of 158,747,217 shares of common stock.  The Company recorded a total of $144,713 of deemed interest expense as a result of the 7% discount off the market price under the Sixth Private Equity Credit Agreement.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(13)           LEASES

The Company leases certain office equipment under capital leases expiring in future years.  Minimum future lease payments under the non-cancelable operating lease having a remaining term in excess of one year as of June 30, 2009 are as follows:

Total rent expense for capital leases amounted to $6,144, $5,239, and $7,749 for the years ended June 30, 2009, 2008 and 2007, respectively, and $377,870 from inception (December 10, 1993) to June 30, 2009.

Total rent expense for operating leases amounted to $208,122, $85,935, and $0 for the years ended June 30, 2009, 2008 and 2007, respectively, and $294,057 from inception (December 10, 1993) to June 30, 2008.

	Payments Due by Fiscal Year

	Total	2010	2011	2012	2013	2014
Capital Lease Obligations	$10,597	$3,888	$3,888	$2,821	$-	$-

Operating Lease -	$35,507	$-	$-	$-	$-	$-
Bright Investments, LLC

Operating Lease –	$552,467	$127,414	$132,489	$137,773	$143,273	$11,518
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

The lease provided a six-month rent holiday with rent payments commencing on September 14, 2008.  To account for the rent holiday, we recorded $13,935 for Rent Expense and accrued that amount as a deferred rent liability.  From April 1st to September 14th, we will continue to record rent expense of $24,000 per month and accrue that amount as a deferred rent liability. The $144,000 deferred rent liability will be amortized on a straight-line basis over the lease term.  We vacated the Plantation premises in August and on September 30, 2008 we accelerated the $1,040,000 gain on the sale of the building and we accelerated the amortization of the deferred rent liability of $144,193.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(13)           LEASES (Continued)

Operating Lease – Fort Lauderdale Business Plaza Associates
On June 2, 2008, the Company executed a Business Lease Agreement with Ft. Lauderdale Business Plaza Associates, an unaffiliated third-party, for 9,870 square feet of commercial office and manufacturing space at 5307 NW 35th Terrace, Ft. Lauderdale, Florida.  The term of the lease is five years and one month with the first monthly rent payment due September 1, 2008 with an option to renew for one additional period of three years.  The monthly base rent for the initial year is $6,580 plus applicable sales tax.  During the term and any renewal term of the lease, the base annual rent shall be increased each year.  Commencing with the first day of August 2009 and each year thereafter, the base annual rent shall be cumulatively increased by 3.5% each lease year plus applicable sales tax.  IDSI will also be obligated to pay as additional rent its pro-rata share of all common area maintenance expenses which is estimated to be $3,084 per month for the first 12 months of the lease.  The total monthly rent including Florida sales tax for the first 12 months is $10,244.  Upon the execution of the lease, we paid the first month’s rent of $10,244 and a security deposit of $13,160.  The Lease Agreement is attached as Exhibit 10.84.

(14)           INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses.  The Company has unused tax loss carryforwards of approximately $80,000,000 to offset future taxable income.  Such carryforwards expire in years beginning 2014 through 2029.  There would be no limitation as to the utilization of the net operating losses in future years resulting from the issuance of additional common stock during the fiscal year ended June 30, 2009 and 2008.  The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $29,200,000 and $27,700,000 at June 30, 2009 and 2008, respectively.  The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain.  The net change in the deferred tax asset and valuation allowance from July 1, 2007 to June 30, 2008 was an increase of approximately $2,360,000 and increase of $1,500,000 for the year ended June 30, 2009. The reconciliation of income tax computed at the U.S. federal statutory rate of 35% has been offset by permanent differences relating to stock option expense and the discount recorded debt in the amount of 6%, 3% and 3% for fiscal 2009, 2008, 2007 and by a full valuation allowance against the related net operating loss for each of the respective years then ended.

(15)           CONVERTIBLE DEBENTURES

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

(15)           CONVERTIBLE DEBENTURES (Continued)

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

(15)           CONVERTIBLE DEBENTURES (Continued)

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

(15)           CONVERTIBLE DEBENTURES (Continued)

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

As of the June 30, 2009, Whalehaven has sold to Alpha a total of $100,000 principal amount of the August Debenture and received from Alpha a total of $50,000 principal amount of the November Debenture, which it had acquired from Alpha on March 17, 2009 in connection with the sale of $50,000 of the August Debenture to Alpha.  Whalehaven now holds a principal amount of $250,000 in the November Debenture.  Whalehaven also holds Warrants to purchase 11,666,667 shares of common stock at an exercise price of $0.005.

As of the June 30, 2009, Whalehaven has converted the $300,000 of the August Debenture which it did not sell to Alpha and has received 36,841,918 shares as a result.  Whalehaven has converted $181,000 of the November Debenture and has received 37,803,364 shares as a result.  Whalehaven holds a principal amount of $69,000 in the November Debenture.

As of the June 30, 2009, Alpha has converted $100,000 of the August Debenture and received 17,313,265 shares as a result.  Alpha holds a principal amount of $150,000 in the November Debenture.  Alpha also holds Warrants to purchase 3,555,555 shares of common stock at an exercise price of $0.005.

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

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of June 30, 2009, including certain additional information with respect to the deemed preferred stock dividends that were calculated as a result of the discount from market for the conversion price per share:

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(18)           COMMON STOCK (Continued)

During the year ended June 30, 2009, the Company issued a total of 285,861,319 shares ($2,646,083) of its common stock.  The common stock issued through the equity line of credit (See Note 12) accounted for the issuance of 158,747,217 shares ($1,674,885).  The conversion of Convertible Debentures accounted for the issuance of 93,958,547 shares ($621,220).  The exercise of warrants accounted for the issuance of 21,755,555 shares ($195,778).
The remaining 11,400,000 shares were issued as follows:

1. During July 2008, 5,000,000 restricted shares were issued to a consultant.  Compensation expense of $55,000 was recorded as the fair market value of the common stock on the date of issuance was $.011 per share.

2. During November 2008, 3,000,000 shares of restricted stock were issued to a shareholder in a private placement pursuant to Rule 144.  The shareholder paid the Company $75,000 as the fair market value of the shares on the date of issuance was $.025.

3. During March 2009, 2,400,000 shares of restricted stock were issued to Company employees.  Compensation expense of $19,200 was charged as the fair market value of the common stock on the date of issuance was $.008 per share.

4. During March 2009, 1,000,000 shares of restricted stock were issued to a shareholder in a private placement pursuant to Rule 144.  The shareholder paid the Company $5,000 as the fair market value of the shares on the date of issuance was $.005.

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(19)           STOCK OPTIONS (Continued)

Employee Plan (Continued)
Outstanding at June 30, 2007	8,408,597.96		8,590,415.22
Granted			2,336,526.05
Exercised
Canceled	(29,750)		(2,707,852)	.14

Outstanding at June 30, 2008	8,378,847.90		8,219,089.20
Granted	-		7,123,300.01
Exercised	-		-
Canceled	(1,094,655)	.60	(495,846)	.18

Outstanding at June 30, 2009	7,284,152.95		14,846,543.20

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(19)           STOCK OPTIONS (Continued)

Director Plan (Continued)
Outstanding at June 30, 2006	500,000.39	2,300,000.40
Granted	-	800,000.08
Exercised	-	-
Canceled	-	-

Outstanding at June 30, 2007	500,000.39	3,100,000.32
Granted	-	600,000.05
Exercised	-	-
Canceled	-	-

Outstanding at June 30, 2008	500,000.39	3,700,000.27
Granted	-	-
Exercised	-	-
Canceled	-	-

Outstanding at June 30, 2009	500,000.39	3,700,000.27
A summary of the vested and exercisable stock options of the Company is presented as follows:

	June 30, 2009	June 30, 2008	June 30, 2007
Employee ISO	7,284,152	8,367,819	8,377,119
Director ISO	500,000	500,000	500,000
Employee Non-Statutory	15,084,499	5,723,630	3,748,584
Director Non-Statutory	3,700,000	3,600,000	2,550,000

Total	26,568,651	18,191,449	15,175,703

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

At various dates during the year ended June 30, 2009, the Company issued to various employees Non-Statutory options to purchase 7,123,300 shares of common stock at prices ranging from $.01 to $.055.  The exercise price was established as the fair market value of the common stock on the date of grant for employees.  Options granted during the fiscal year ended June 30, 2009 vest over varying periods from immediately up to three years from the date of grant.  The options expire ten years from the grant date.

For the fiscal year ending June 30, 2009, the total compensation for options recorded was $145,577.  We have $10,178 of non-cash unvested stock option compensation remaining to be expensed over the next three years.  These unvested options are being expensed each quarter over the remaining vesting periods.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(19)	STOCK OPTIONS (Continued)

The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR.  The intrinsic value for options/SSARs exercised in the fiscal years ended June 30, 2009, 2008 and 2007 was $-0-, $-0- and $-0-, respectively.

The following table summarizes information about all of the stock options outstanding at June 30, 2009:

	Outstanding options			Exercisable options
		Weighted
		average
Range of		remaining	Weighted		Weighted
exercise prices	Shares	life (years)	avg. price	Shares	avg. price
$.01 - 1.25	28,263,144	4.89	$.26	25,501,101	$.29
1.26 - 2.49	67,550	1.00	.89	67,550	.89
2.50 - 2.85	1,000,000	1.00	2.85	1,000,000	2.85

$.035 - 2.85	29,330,694	4.75	$.35	26,568,651	$.39

At June 30, 2009, the Company has issued options pursuant to four different stock option plans, which have been previously described.  On July 26, 2007 the Board adopted the 2007 Non-Statutory Stock Option Plan which will be submitted to the shareholders for adoption within one year.  Options granted to our CEO and directors after January 1, 2007 were inadvertently granted pursuant to the 2004 Non-Statutory Stock Option Plan which had reached the maximum number of options that may be granted.  Therefore, the Company provided amendments to those stock option agreements changing the Plan from the 2004 Plan to the 2007 Plan.

(20)           CONCENTRATION OF CREDIT RISK

During the year, the Company has occasionally maintained cash balances in excess of the Federally insured limits of $250,000.  The funds are with a major money center bank.  Consequently, the Company does not believe that there is a significant risk in having these balances in one financial institution.  The cash balance with the bank at June 30, 2009 was $12,535.

(21)          FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments.  After a review of our accounts receivable, the Company has recorded an allowance of $57,982 for doubtful accounts.  The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities.  At June 30, 2009 and 2008, the aggregate fair value of the Company’s debt obligations approximated its carrying value.

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” on July 1, 2008.  SFAS No.157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.  SFAS No.157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  SFAS No.157 establishes three levels of inputs that may be used to measure fair value:

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(21)          FAIR VALUE OF FINANCIAL INSTRUMENTS  (Continued)

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to the beginning retained earnings and no impact on the consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts payable, short-term borrowings (including convertible notes payable), and other current liabilities approximate fair value because of their short-term maturity. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The following table sets forth the Company’s financial instruments as of June 30, 2009 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value

Liabilities:
Convertible notes payable	$	$	$(209,000)	$(209,000)

At June 30, 2009, the carrying amounts of the convertible notes payable approximate fair value because all of the notes have been classified to current maturity.  The balance sheet reflects a carrying amount of $173,468 which is net of the debt discount of $35,532.

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

In April 2008, we were served with a lawsuit filed against us in Venice, Italy, by Gio Marco S.p.A. and Gio IDH S.p.A., related Italian companies which, between them, had purchased three CTLM® systems in 2005.  One system was purchased directly from us, and the other two were purchased from our former Italian distributor and an affiliate of the distributor.  We are obligated to pay an additional legal fee of 2,000 Euros in December 2009 in this matter.
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

Based on our preliminary investigation of this matter, we believe that this claim is without merit, and we intend to vigorously defend the case.  Our Italian counsel responded to the lawsuit in November 2008 and requested and was granted an extension to May 27, 2009 to respond.  Our counsel filed our defenses in the Court of Venice at a hearing held on June 17, 2009.  The judge set the next hearing for March 3, 2010 in order to allow the parties to clarify their claims and defenses.

We previously carried $3,000,000 in product liability insurance to cover both clinical sites and sales.  As part of our cost savings initiatives, we cancelled the policy as we have not had any adverse experiences after conducting more then 14,000 patient scans worldwide.  We are now self-insuring the risk of product liability.

(23)           SUBSEQUENT EVENTS - UNAUDITED

From July 1, 2009 through October 12, 2009, we raised a total of $297,219 after expenses through the sale of 62,000,000 shares of common stock to Charlton pursuant to our Sixth Private Equity Credit Agreement.

From July 1, 2009 through October 12, 2009, Whalehaven converted $69,000 of the November Debenture and received 13,796,999 shares as a result.  As a result of this conversion, Whalehaven has now fully converted their November Debenture.

From July 1, 2009 through October 12, 2009, Alpha converted $85,000 of the November Debenture and received 17,000,000 shares as a result.  Alpha holds a principal amount of $54,500 in the November Debenture.

Prior to mediation, we reached an agreement with Plexar on August 6, 2009 to settle this case and agreed to allow Plexar’s counsel to prepare a Settlement Agreement and Mutual Release in this matter, which was signed on August 24, 2009.  The Settlement Agreement and Mutual Release stipulated that we would pay Plexar $52,000 with payments as follows: $5,000 no later than August 25, 2009, which was paid; $15,000 no later than October 15, 2009; eight additional payments of $4,000, with the first of these monthly payments due on November 15, 2009 and continuing on the 15th day of each successive month through June 15, 2010.  If any of the above payments remain unpaid for more than five day calendar days after each is due, then an additional payment of $9,000 would be due.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(23)           SUBSEQUENT EVENTS - UNAUDITED (Continued)

However, if the above payments are made timely, then IDSI’s obligation to pay this additional payment is waived and becomes null and void.  Each party is responsible for their own costs and fees in this matter.

Our new distributor, Daichi Holding Berhad (“Daichi”) of Penasng, Malaysia issued a purchase order for a CTLM® system which was installed in August 2009 at Catherine Women’s Medical Center in Petaling Jaya, Malaysia.  On September 22, 2009, we announced that Daichi completed the purchase of the system with full payment of $140,000.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company's internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of June 30, 2009 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of June 30, 2009.

The Company’s external auditors, Sherb & Co. LLP, have audited the Company’s financial statements for the year ended June 30, 2009 included in this annual report on Form 10-K and, as part of that audit, have issued a report on management's assessment of internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

/s/ Linda B. Grable
 Chief Executive Officer and Chairman of the Board

/s/ Allan L. Schwartz
Executive Vice President, Chief Financial Officer and Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Imaging Diagnostic Systems, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Controls over Financial Reporting appearing under Item 9A, that Imaging Diagnostic Systems, Inc. maintained effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Imaging Diagnostic Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Imaging Diagnostic Systems, Inc. maintained effective internal control over financial reporting as of June 30, 2009, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Imaging Diagnostic Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet and the related statement of operations, stockholders’ equity (Deficit), and cash flows of Imaging Diagnostic Systems, Inc., and our report dated October 9, 2009 expressed an unqualified opinion.

/s/  SHERB & CO, LLP
Certified Public Accountants

Boca Raton, Florida
October 9, 2009

Item 9B.  Other Information –

None

The remainder of this page is intentionally blank.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Compensation Discussion and Analysis
This section describes the material elements of compensation awarded to, earned by or paid to the individuals who served as our former chief executive officer, our current chief executive officer, our executive vice president & chief financial officer, and our senior vice president during fiscal 2009.  These individuals are listed in the “Summary Compensation Table” below and are referred to as the “Named Executive Officers”.

Our executive compensation programs were determined and proposed by our Compensation Committee and approved by our Board of Directors, for so long as the Compensation Committee was in existence.  None of the Named Executive Officers were members of the Compensation Committee or otherwise had any role in determining the compensation of other Named Executive Officers, although the Compensation Committee did consider the recommendations of our CEO in setting compensation levels for our other executive officers.  Our Compensation Committee was comprised of three out of our four independent directors.  On February 27, 2008, Edward Rolquin, a member of the Compensation Committee, announced his retirement from the Board of Directors.  On April 16, 2008, we received and accepted the resignations of our three outside directors:  Jay Bendis; Patrick Gorman; and Sherman Lazrus.  Mr. Gorman was not a member of the Compensation Committee.  These resignations were tendered to comply with a request by outside funding sources as a condition to such funding.  Upon their resignations, the Board of Directors assumed the duties of the Compensation Committee.  Thus, the Board of Directors performed the duties of the Compensation Committee for fiscal 2009.

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

Current Executive Compensation Program Elements.

Base Salaries
Salaries for our three executive officers are reviewed by the Compensation Committee on an annual basis.  During fiscal 2009, the cash salaries paid to Linda Grable, Allan Schwartz and Deborah O’Brien were $143,878, $188,237, and $137,832, respectively.  During fiscal 2008, the cash salaries paid to Linda Grable, Allan Schwartz and Deborah O’Brien were $30,000, $185,802, and $139,588, respectively.  During fiscal 2007, the cash salaries paid to Allan Schwartz and Deborah O’Brien were $191,048, and $130,769, respectively.

Annual Incentive Bonuses
The Compensation Committee may elect to award incentive bonuses as part of total compensation to executive officers who have rendered services during the year that exceed those normally required or anticipated or who have achieved specific targeted objectives with regard to sales performance, financial performance, inventory efficiencies and other criteria which may be established from time to time.  These bonuses are intended to reflect the Compensation Committee’s determination to reward any executive who, through extraordinary effort, has substantially benefited the Company and its stockholders during the year.  During fiscal 2009, no annual incentive bonuses were paid.

Stock Option Grants
Our policy is that the long-term compensation of our Named Executive Officers and other executive officers should be directly linked to the value provided to stockholders.  Therefore, we have periodically made grants of stock options to provide further incentives to our executives to increase stockholder value.  During fiscal 2009, the stock option grants made to Linda Grable, Allan Schwartz and Deborah O’Brien were 3,000,000, 3,000,000 and 0, respectively.  During fiscal 2008, the stock option grants made to Linda Grable, Allan Schwartz and Deborah O’Brien were 1,000,000, 250,000 and 250,000, respectively.  During fiscal 2007, the stock option grants made to Allan Schwartz and Deborah O’Brien were 250,000 and 250,000, respectively.  Stock options are granted with an exercise price that is equal to the closing price of our common stock on the grant date.  Thus, the recipients will realize value on their stock options if our stockholders realize value on their shares.  The Compensation Committee bases its grants of stock options to executives on a number of factors, including:

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was an officer or employee of our Company during the prior year or was formerly an officer of our Company.  During the fiscal year ended June 30, 2009, none of our executive officers served on the Compensation Committee of any other entity, any of whose directors or executive officers served either on our Board of Directors or on our Compensation Committee.

The following table sets forth certain information concerning our directors and executive officers:

Name(1)	Age	Position	Year Elected or Appointed
Linda B. Grable	72	Chief Executive Officer and	2008
		Chairman of the Board

Allan L. Schwartz	67	Executive Vice-President, Chief	1994
		Financial Officer and Director

Deborah O’Brien	45	Senior Vice-President	2003

(1) Our independent directors Jay Bendis, Patrick Gorman, and Sherman Lazrus resigned in April 2008, and our independent director Edward Rolquin retired in February 2008.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file.  To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended June 30, 2009.

Item 11.  Executive Compensation

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer, former Chief Executive Officer, Executive Vice President & CFO, and Senior Vice President for services rendered to us during fiscal 2009.

SUMMARY COMPENSATION TABLE – FISCAL 2009

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)(5)	($)	($)(6)	($)(7)	($)	($)	($)	($)
Linda B. Grable	2009	143,878	-	800	60,333	-	-	-	205,011
Interim CEO and COB(1)(2)	2008	30,000	-	-	1,667	-	-	-	31,667
	2007	-	-	-	-	-	-	-	-

Allan L. Schwartz	2009	188,237	-	800	31,667	-	-	-	220,704
Exec V.P.,CFO and Director(1),(3)	2008	185,802	-	-	12,500	-	-	-	198,302
	2007	191,048	-	-	18,500	-	-	-	209,548

Deborah O'Brien	2009	137,832	-	800	3,109	-	-	-	141,741
Senior Vice- President(1),(4)	2008	139,588	-	-	16,018	-	-	-	155,606
	2007	130,769	-	-	35,609	-	-	-	166,378

(1)
All Named Executive Officers receive reimbursement for auto expense in the amount of $500 per month.  However, during f/y 2009 the Executive Officers agreed to accrue all monthly auto expenses until a time where the Company secures additional financing.

(2)
Salary recorded for f/y 2009 includes base salary of $144,000.  From January 1, 2009 through June 30, 2009, Ms. Grable deferred $39,000 of her salary which was accrued until such time as the Company secures additional financing.  On April 16, 2008, Ms. Grable came out of retirement and rejoined the company as Chairman of the Board and CEO.

(3)
Salary recorded for f/y 2009 includes base salary of $192,400.  From January 1, 2009 through June 30, 2009, Mr. Schwartz deferred $52,108 of his salary which was accrued until such time as the Company secures additional financing.  From July 1, 2008 through July 31, 2008, Mr. Schwartz deferred $4,008 (25%) of his salary until a time where the Company secures additional financing. Salary recorded for f/y 2008 includes base salary of $179,142 plus $6,660 vacation pay.  From April 1, 2008 through June 30, 2008, Mr. Schwartz deferred $12,025 (25%) of his salary until a time where the Company secures additional financing.  Salary recorded for f/y 2007 includes base salary of $185,000 plus $6,048 vacation pay.

(4)
Salary recorded for f/y 2009 includes base salary of $138,000.  From January 1, 2009 through June 30, 2009, Ms. O’Brien deferred $37,375 of her salary which was accrued until such time as the Company secures additional financing.  Salary recorded for f/y 2008 includes base salary of $135,342 plus $4,246 vacation pay.  Salary recorded for f/y 2007 includes base salary of $125,000 plus $5,769 vacation pay.

(5)	During the third and fourth quarter, the Executive Officers were paid a portion of their respective salaries with the balance due accrued until such time as the Company secured additional funds.
(6)
During March 2009, 100,000 shares of restricted stock were issued to all Company employees.  Compensation expense of $800 was recorded as the fair market value of the common stock on the date of issuance was $.008 per share

(7)
Amount listed represents the dollar amount we recognized for financial reporting purposes under FASB No. 123R, “Share Based Payment”.  Assumptions made for the purpose of computing this amount are discussed in Note 2(j) to the Notes to our Financial Statements contained in this report.

OUTSTANDING EQUITY AWARDS AT FISCAL 2009 YEAR-END

The following table sets forth information concerning unexercised options outstanding for each of our Named Executive Officers at June 30, 2009.

	Option Awards					Stock Awards
									Equity
									Incentive
			Equity					Equity Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Linda B. Grable	500,000	-	-	$2.85	8/30/2010
CEO and Chairman	500,000	-	-	$0.77	8/30/2011
of the Board(1)	2,250,000	-	-	$0.60	12/1/2011
	1,000,000	-	-	$0.045	4/16/2018
	3,000,000	-	-	$.01	3/23/2019

Allan L. Schwartz	500,000	-	-	$2.85	8/30/2010	-	-	-	-
Exec V.P., CFO and	500,000	-	-	$0.77	8/30/2011
Director(2)	500,000	-	-	$0.30	8/30/2012
	500,000	-	-	$1.21	8/30/2013
	500,000	-	-	$0.30	8/30/2014
	100,000	-	-	$0.20	9/12/2015
	250,000	-	-	$0.11	9/12/2016
	250,000	-	-	$0.058	8/30/2017
	3,000,000	-	-	$.01	3/23/2019

Deborah O'Brien	200,000	-	-	$0.56	10/25/2011	-	-	-	-
Senior Vice-	25,000	-	-	$0.50	2/02/2012
President(3)	302,000	-	-	$1.13	9/15/2013
	250,000	-	-	$0.11	9/12/2016
	250,000	-	-	$0.084	9/15/2017

(1)	Ms. Grable had 7,250,000 stock options outstanding as of June 30, 2009 of which 7,250,000 are fully vested.
(2)	Mr. Schwartz had 6,100,000 stock options outstanding as of June 30, 2009 of which 6,100,000 are fully vested.
(3)	Ms. O’Brien had 1,027,000 stock options outstanding as of June 30, 2009 of which 1,027,000 are fully vested.

OPTION EXERCISES AND STOCK VESTED - FISCAL 2009

The following table sets forth information concerning each exercise of stock options for each of our Named Executive Officers during the year ended June 30, 2009.

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
Linda B. Grable
CEO and Chairman
of the Board	-	-	-	-

Allan L. Schwartz
Exec V.P., CFO
and Director	-	-	-	-

Deborah O'Brien
Senior Vice-President	-	-	-	-

Employment Agreements

Linda Grable

On April 16, 2008, Ms. Grable came out of retirement and rejoined the company as Chairman of the Board and CEO.  Previously, on April 15, 2004 Ms Grable retired.  On April 28, 2008, we entered into a two-year employment agreement and an accompanying stock option agreement with Ms. Grable.  The Agreement is for a two-year term commencing April 16, 2008, and provides an annual base salary of $144,000 per annum.  The option agreement provides an option to purchase 1,000,000 shares of the Company’s common stock which shall vest and become exercisable in one year from the date of the grant.  The option exercise price per share is $.045.

On March 23, 2009, we entered into a one-year employment agreement effective March 23, 2009 at an annual salary of $144,400.  Ms. Grable was also granted an option to purchase 3,000,000 shares of the Company’s common stock which shall vest and become exercisable on March 24, 2009.  The option exercise price per share is $.01 based on the closing price on March 23, 2009 of $.0085.  The new agreement, which supersedes her April 16, 2008 employment Agreement except that the 1,000,000 options granted in that agreement remain in effect and shall vest on April 16, 2009.

Allan L. Schwartz

On August 30, 2004 Allan L. Schwartz, our Executive Vice-President and Chief Financial Officer, entered into a one-year Employment Extension Agreement, which provided for an annual salary of $185,000 and options to purchase up to an aggregate of 500,000 shares of our common stock at an exercise price of $.30 per share, in accordance with our 2004 Non-Statutory Stock Option Plan.  These options vested on August 30, 2005.  On September 12, 2005, we entered into a one-year employment agreement effective August 30, 2005 with Mr. Schwartz, at an annual salary of $185,000.  Mr. Schwartz was also granted 100,000 non-statutory stock options at an exercise price of $.20 per share, the fair market value at the date of the grant, which will vest on August 30, 2006.  On September 12, 2006, we entered into a one-year employment agreement effective August 30, 2006 with Mr. Schwartz at an annual salary of $185,000.  Mr. Schwartz was also granted 250,000 non-statutory stock options at an exercise price of $.114 per share, the fair market value at the date of the grant, which will vest on August 30, 2007.  On August 30, 2007, we entered into a one-year employment agreement effective August 30, 2006 with Mr. Schwartz at an annual salary of $192,400.  Mr. Schwartz was also granted 250,000 non-statutory stock options at an exercise price of $.058 per share, in accordance with our 2007 Non-Statutory Stock Option Plan.  The exercise price was the fair market value at the date of the grant, and the options vested on August 30, 2008.  On March 23, 2009, we entered into a one-year employment agreement effective March 23, 2009 at an annual salary of $192,400.  Mr. Schwartz was also granted an option to purchase 3,000,000 shares of the Company’s common stock which shall vest and become exercisable on March 24, 2009.  The option exercise price per share is $.01 based on the closing price on March 23, 2009 of $.0085.

Deborah O’Brien

On September 15, 2003, we entered into a three-year employment agreement with Deborah O’Brien, our Senior Vice-President at an annual salary of $95,000.  The Senior Vice-President was also granted 302,000 incentive stock options at an exercise price of $1.13 per share, the fair market value at the date of the grant, which will vest ratably over the three-year period.  On September 12, 2006, we entered into a one-year employment agreement with Ms. O’Brien at an annual salary of $125,000.  The Senior Vice-President was also granted a $25,000 performance bonus opportunity (which later expired) and 250,000 non-statutory stock options at an exercise price of $.114 per share, the fair market value at the date of the grant, which will vest in one year.  On August 30, 2007, we entered into a one-year employment agreement commencing on September 15, 2007 with Ms. O’Brien at an annual salary of $138,000.  The Senior Vice-President was also granted 250,000 non-statutory stock options on September 15, 2007 at an exercise price of $.084 based on the fair market value at the date of the grant.  These options vested on September 15, 2008.  Since September 15, 2008, Ms. O’Brien has worked without an employment agreement.

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

Upon termination of Ms. Grable’s employment agreement without “cause” or by change of control as defined in paragraph (e) Special Termination (ii), we will be obligated to pay the balance of compensation due on her one-year contract which commenced on March 23, 2009.  Assuming such termination occurred on June 30, 2009, we estimate that amount to be $104,548.

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

Upon termination of Mr. Schwartz’s employment agreement without “cause” or by change of control as defined in paragraph (e) Special Termination (ii), we will be obligated to pay the balance of compensation due on his one-year contract which commenced on March 23, 2009.  Assuming such termination occurred on June 30, 2009, we estimate that amount to be $139,397.

Deborah O’Brien

Ms. O’Brien’s employment agreement expired on September 14, 2008 and she is currently an employee at will.

Director Compensation – Fiscal 2009

During fiscal 2009, we had no independent directors, and we paid no separate compensation for service on our Board.  Our directors received all of their compensation in their capacities as executives.

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

On July 26, 2007, the Board of Directors adopted the Company’s 2007 Non-Statutory Stock Option Plan (the “2007 Plan”), which was adopted by the shareholders at our annual meeting held on December 29, 2008.  The 2007 Plan will provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company.  The maximum number of options that may be granted under the 2007 Plan shall be options to purchase 15,693,358 shares of Common Stock (5% of our issued and outstanding common stock as of July 26, 2007).  Options may be granted under the 2007 Plan for up to 10 years after the date of the 2007 Plan.  The 2007 Non-Statutory Stock Plan replaced the 2004 Non-Statutory Stock Option Plan.

The purposes of the 2007 Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company and its subsidiaries with additional incentives by increasing their ownership interest in the Company.  Directors, officers and other employees of the Company and its subsidiaries are eligible to participate in the 2007 Plan.  Options in the form of Non-Statutory Stock Options ("NSO") may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company and its subsidiaries.  In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status.  The 2007 Plan provides for the issuance of NSO's only, which are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, as amended.

The maximum number of options that may be granted under the 2007 Plan shall be options to purchase 15,693,358 shares of Common Stock (4.99% of the Company's issued and outstanding common stock as of July 26, 2007).

Options may be granted under the 2007 Plan for up to 10 years after the date of the 2007 Plan.  The Board of Directors of the Company or a Compensation Committee will administer the 2007 Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.  Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and (c) if such termination is for cause (as determined by the Board of Directors and/or Compensation Committee), such options shall terminate immediately.  Unless otherwise determined by the Board of Directors or Compensation Committee, the exercise price per share of Common Stock subject to an option shall be equal to no less than 100% of the fair market value of the Common Stock on the date such option is granted.  No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999 and in particular that portion thereof which expands upon transferability as is contained in Article III entitled "Transferable Options and Proxy Reporting" as indicated in Section A, 1 through 4 inclusive and Section B thereof.

The 2007 Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the Common Stock is then listed or quoted.  Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the 2007 Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would (a) increase the total number of shares reserved for the purposes of the Plan or decrease the exercise price (except as provided in Article X of the 2007 Plan relating to recapitalizations and mergers) or change the classes of persons eligible to participate in the Plan or (b) extend the exercise period or (c) materially increase the benefits accruing to 2007 Plan participants or (d) materially modify Plan participation eligibility requirements or (e) extend the expiration date of the Plan.  Unless otherwise indicated the 2007 Plan will remain in effect until terminated by the Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table shows the beneficial ownership of our common stock as of October 12, 2009 regarding:

·	each person that we know of who beneficially owns more than 5% of the outstanding shares of our common stock,
·	each current director and executive officer, and
·	all executive officers and directors as a group.

Name and Address	Number of Shares Owned	% of Outstanding
of Beneficial Owner	Beneficially(1)(2)	Shares of Common Stock

Linda B. Grable	23,760,274(3)	3.37%
5307 NW 35th Terrace
Fort Lauderdale, FL 33309

Allan L. Schwartz	10,255,520(4)	1.46%
5307 NW 35th Terrace
Fort Lauderdale, FL 33309

Deborah O’Brien	1,637,000(5)	0.23%
5307 NW 35th Terrace
Fort Lauderdale, FL 33309

All officers and directors	35,652,794(6)	5.06%
as a group (3 persons)

(1)
Except as indicated in the footnotes to this table, based on information provided by such persons, the persons named in the table above have sole voting power and investment power with respect to all shares of common stock shown beneficially owned by them.

(2)
Percentage of ownership is based on 704,175,785 shares of common stock outstanding as of October 12, 2009 plus each person’s options that are exercisable within 60 days.  Shares of common stock subject to stock options that are exercisable within 60 days as of October 12, 2009 are deemed outstanding for computing the percentage of that person and the group.

(3)	Includes 7,250,000 shares subject to options and 16,510,274 shares owned by Linda B. Grable.
(4)	Includes 6,100,000 shares subject to options and 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.
(5)	Includes 1,027,000 shares subject to options.
(6)
Includes 14,377,000 shares subject to options held by Linda Grable, Allan Schwartz and Deborah O’Brien.  Also includes 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.

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

Item 14.  Principal Accounting Fees and Services

For the Fiscal Years ended June 30, 2009 and 2008, we paid audit fees totaling $38,000 and $52,020 respectively, and paid fees for tax services totaling $2,500 and $2,500 respectively.

	June 30,
	2009	2008
Audit Fees	$38,000	$52,020
Tax Services	$2,500	$2,500

Totals	$40,500	$54,520

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits

EXHIBIT	DESCRIPTION

3.1	Articles of Incorporation (Florida)- Incorporated by reference to Exhibit 3(a) of our Form 10-KSB for the fiscal year ending June 30, 1995.
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

10.80	Consulting Agreement between Imaging Diagnostic Systems, Inc. and Tim Hansen dated as of January 1, 2008. Incorporated by reference to our Form 8-K filed on December 28, 2007.
10.81	Sixth Private Equity Credit Agreement between IDSI and Charlton Avenue LLC dated April 21, 2008 without exhibits. Incorporated by reference to our Form 8-K filed on April 22, 2008.
10.82	Two-Year Employment Agreement dated as of April 16, 2008 between Imaging Diagnostic Systems, Inc. and Linda B. Grable, Interim CEO. Incorporated by reference to our Form 8-K filed on May 5, 2008.
10.83	Stock Option Agreement dated as of April 16, 2008 between Imaging Diagnostic Systems, Inc. and Linda B. Grable, Interim CEO. Incorporated by reference to our Form 8-K filed on May 5, 2008.
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
10.92
Amendment Agreement by and between Imaging Diagnostic Systems, Inc. (the “Company”) and Whalehaven Capital Fund Limited (“Whalehaven”, or the “Holder”) dated as of October 23, 2008.  Incorporated by reference to our Form 8-K filed on October 23, 2008.

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

Signatures	Title	Date

/s/Linda B. Grable	Chief Executive Officer	October 13, 2009
Linda B. Grable	and Chairman of the Board of Directors

/s/Allan L. Schwartz	Director, Executive Vice-President,	October 13, 2009
Allan L. Schwartz	and Chief Financial Officer
(Principal Accounting and Financial
Officer)