Form 10-Q
period 2009-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2009-11-20
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
☐ Large accelerated filer	☐ Accelerated filer	☒ Non Accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of equity as of September 30, 2009: 704,175,785 shares of common stock, no par value.  As of September 30, 2009, the issuer had no shares of preferred stock outstanding.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Balance Sheets – (Unaudited) September 30, 2009 and June 30, 2009	3

	Condensed Statements of Operations - (Unaudited) Three months ended September 30, 2009 and 2008, and December 10, 1993 (date of inception) to September 30, 2009	4

	Condensed Statements of Cash Flows - (Unaudited) Three months ended September 30, 2009 and 2008, and December 10, 1993 (date of inception) to September 30, 2009	5

	Notes to Condensed Financial Statements – (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Financial Condition and Results	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	32

Signatures		34

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheet

Assets

	Sept. 30, 2009	Jun. 30, 2009
Current assets:	Unaudited	*
Cash	$41,354	$12,535
Accounts receivable, net of allowances for doubtful accounts
of $57,982 and $57,982, respectively	13,944	21,514
Loans receivable, net of reserve of $57,000
and $57,000, respectively	357	357
Inventories, net of reserve of $399,000 and $408,000, respectively	509,048	527,467
Prepaid expenses	30,993	35,617

Total current assets	595,696	597,490

Property and equipment, net	301,858	332,031
Intangible assets, net	196,514	205,059

Total assets	$1,094,068	$1,134,580

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,200,599	$1,994,220
Customer deposits	78,114	96,114
Convertible debenture, net of debt discount of $12,455
and $35,352, respectively	42,045	173,468

Total current liabilities	2,320,758	2,263,802

Stockholders equity (Deficit):
Common Stock	102,739,242	102,280,228
Additional paid-in capital	3,503,680	3,499,717
Deficit accumulated during development stage	(107,469,612)	(106,909,167)

Total stockholders' equity (Deficit)	(1,226,690)	(1,129,222)

Total assets and stockholders' equity (Deficit)	$1,094,068	$1,134,580

* Condensed from audited financial statements.
** Reclassifications: Certain amounts of the prior period have been reclassified to conform to the current period presentation.

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
A Development Stage Company
(Unaudited)
Condensed Statements of Operations

	Three Months Ended		Since Inception
	September 30,		(12/10/93) to
	2009	2008	Sept. 30, 2009

Net Sales	$158,000	$-	$2,301,492
Cost of Sales	17,767	-	923,872

Gross Profit	140,233	-	1,377,620

Operating Expenses:
General and administrative	397,997	776,171	55,387,411
Research and development	123,462	512,196	21,817,477
Sales and marketing	83,972	101,284	8,856,793
Inventory valuation adjustments	4,967	4,898	4,757,638
Depreciation and amortization	38,717	52,659	3,195,946
Amortization of deferred compensation	-	-	4,064,250

	649,115	1,447,208	98,079,515

Operating Loss	(508,882)	(1,447,208)	(96,701,895)

Gain on sale of fixed assets	-	1,181,894	2,794,565
Interest income	-	24	308,401
Other income	411	1,688	764,803
Other income - LILA Inventory	-	-	(69,193)
Interest expense	(51,975)	(147,780)	(7,718,534)

Net Loss	(560,446)	(411,382)	(100,621,853)

Dividends on cumulative Pfd. stock:
From discount at issuance	-	-	(5,402,713)
Earned	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(560,446)	$(411,382)	$(107,469,613)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.72)

Weighted average number of
common shares outstanding:
Basic and diluted	673,167,288	345,559,733	149,062,740

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows

	Three Months		Since Inception
	Ended September 30,		(12/10/93) to
	2009	2008	Sept. 30, 2009

Cash flows from operations:
Net loss	$(560,445)	$(411,382)	$(100,621,852)
Changes in assets and liabilities	311,764	(742,770)	29,800,069
Net cash used in operations	(248,681)	(1,154,152)	(70,821,783)

Cash flows from investing activities:
Proceeds from sale of property & equipment	-	2,400	4,390,015
Capital expenditures	-	(1,231)	(7,578,436)
Net cash provided (used in) investing activities	-	1,169	(3,188,421)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Other financing activities	-	400,000	6,635,029
Proceeds from issuance of preferred stock	-	-	18,039,500
Net proceeds from issuance of common stock	277,500	710,000	49,427,318

Net cash provided by (used in) financing activities	277,500	1,110,000	74,051,558

Net increase (decrease) in cash	28,819	(42,983)	41,354

Cash, beginning of period	12,535	49,433	-

Cash, end of period	$41,354	$6,450	$41,354

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2010.  These condensed financial statements have been prepared in accordance with Financial Accounting Standards guidance for Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on October 13, 2009.

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

We currently manufacture and sell our sole product, the CTLM® - Computed Tomography Laser Mammography.  We are appointing distributors and installing collaboration systems as part of our global commercialization program.  We have sold 14 systems as of September 30, 2009; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  We are attempting to create increased product awareness as a foundation for developing markets through an international distributor network.  We may be able to exit reporting as a Development Stage Enterprise upon two successive quarters of sufficient revenues such that we would not have to utilize other funding to meet our quarterly operating expenses.

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	Sept. 30, 2009	June 30, 2009
	Unaudited
Raw materials consisting of purchased parts, components and supplies	$515,718	$529,410
Work-in-process including units undergoing final inspection and testing	28,942	28,943
Finished goods	363,388	377,114

Sub-Total Inventories	908,048	935,467

Less Inventory Reserve	(399,000)	(408,000)

Total Inventory - Net	$509,048	$527,467

We review our Inventory for parts that have become obsolete or in excess of our manufacturing requirements and our Finished Goods for valuation pursuant to our Critical Accounting Policy for Inventory.  For the fiscal year ending June 30, 2009, we reclassified the net realizable value of $8,591 for a CTLM® system from Inventory to Clinical Equipment because of its use as a clinical system at the University of Florida.  For the fiscal year ending June 30, 2008 since such finished goods are being utilized for collecting data for the PMA, we reclassified the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical Equipment.  For the fiscal year ending June 30, 2009 we had $408,000 of Inventory that we deem impaired due to the lack of inventory turnover.

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

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP.  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable.

In September 2006, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  In February 2008, the FASB deferred the effective date of this guidance for one year for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted the guidance effective January 1, 2008 for all financial assets and liabilities.  As of January 1, 2009, we adopted the guidance for all non-financial assets and all non-financial liabilities.  There is no impact on our financial statements as of September 30, 2009.

In December 2007, the FASB issued guidance in the Business Combinations Topic of the Codification.  This guidance requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values including contingent consideration.  In addition, this guidance changes the recognition of assets acquired and liabilities assumed arising from pre-acquisition contingencies and requires the expensing of acquisition-related costs as incurred.  The guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  We adopted this guidance effective January 1, 2009.  Any impact would be on future acquisitions.

In December 2007, the FASB issued guidance in the Consolidation Topic of the Codification on the accounting for non-controlling interests in consolidated financial statements. This guidance clarifies the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such non-controlling interests.  This guidance is effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008 and is required to be adopted prospectively, except for the reclassification of non-controlling interests to equity and the recasting of net income (loss) attributable to both the controlling and non-controlling interests, which are required to be adopted retrospectively.  We adopted this guidance effective January 1, 2009.  We are not filing consolidated financial statements thus there is no impact on our financial statements as of September 30, 2009.

In April 2008, the FASB issued guidance in the Intangibles-Goodwill and Other Topic of the Codification on the determination of the useful life of an intangible asset.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We adopted this guidance effective January 1, 2009.  There is no impact on our financial statements as of September 30, 2009.

In June 2008, FASB issued guidance in the Earnings Per Share Topic of the Codification on determining whether instruments granted in share-based payment transactions are participating securities.  The guidance clarified that all unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and provides guidance on how to compute basic EPS under the two-class method.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We adopted this guidance effective January 1, 2009 and it had no impact on our financial statements.

In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted this guidance effective for the quarter ending June 30, 2009.  There is no impact of the adoption on our financial statements as of September 30, 2009.

In April 2009, FASB issued guidance in the Financial Instruments Topic of the Codification on interim disclosures about fair value of financial instruments.  The guidance requires disclosures about the fair value of financial instruments for both interim reporting periods, as well as annual reporting periods.  The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively.  The adoption of this guidance had no impact on our financial statements as of September 30, 2009, other than the additional disclosure.

The FASB issued guidance in the Subsequent Events Topic of the Codification in May 2009.  The guidance is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The guidance is effective for interim or annual financial periods ending after June 15, 2009 and is required to be adopted prospectively.  We adopted this guidance effective for the quarter ending June 30, 2009.  The adoption of this guidance had no impact on our financial statements as of September 30, 2009, other than the additional disclosure.

In June 2009, the FASB issued guidance which will amend the Consolidation Topic of the Codification.  The guidance addresses the effects of eliminating the qualifying special-purpose entity (QSPE) concept and responds to concerns over the transparency of enterprises’ involvement with variable interest entities (VIEs).  The guidance is effective beginning on January 1, 2010.  We do not expect the adoption of this guidance to have an impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05).  ASU 2009-05 amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification by providing additional guidance clarifying the measurement of liabilities at fair value.  ASU 2009-05 is effective for us for the reporting period ending December 31, 2009.  We do not expect the adoption of ASU 2009-05 to have an impact on our financial statements.

In December 2007, the Securities and Exchange Commission (“SEC”) (“SAB 110”) which provides guidance to allow eligible public companies to continue to use a simplified method for estimating the expense of stock options if their own historical experience isn’t sufficient to provide a reasonable basis.  Since we have limited experience in determining expected term of “plain vanilla” share options, we will continue to use the simplified method as discussed in SAB No. 107.

All other issued but not yet effective FASB issued guidances have been deemed to be not applicable hence when adopted, these guidances are not expected to have any impact on the financial position of the company.

NOTE 6 – STOCK-BASED COMPENSATION

Prior to the adoption of FASB guidance issued regarding “Share-Based Payment”, we accounted for stock-based compensation issued to our employees using the intrinsic value method.  Accordingly, compensation cost for stock options issued was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options.  The pro forma net earnings per share amounts were reported as if the fair value method had been used.  As awards were granted at an exercise price equal to the market value of the underlying common stock on the date of the grant, no stock-base compensation cost was reflected in net income prior to July 1, 2005.  Effective July 1, 2005, the Company adopted FASB guidance for “Share-Based Payment” and began recognizing compensation expense for its stock based payments based on the fair value of the rewards under the modified prospective application method.

For purposes of the following disclosures the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended September 30, 2009: no dividend yield; expected volatility of 121%; risk-free interest rate of 4%; and an expected eight-year term for options granted.  For the quarter ending September 30, 2009, the net income and earnings per share reflect the actual deduction for option expense as a non-cash compensation expense.

Stock-based compensation expense recorded during the three months ended September 30, 2009, was $3,666 compared to $35,907 from the corresponding period in fiscal 2008.  In connection with the Sale/Lease-Back of our commercial building, we recorded $297 as non-qualified stock option expense for the three months ended September 30, 2009.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back”.

The weighted average fair value per option at the date of grant for the three months ended September 30, 2009 using the Black-Scholes Option-Pricing Model was $0 because we did not grant any new stock options during the quarter.  The weighted average fair value per option at the date of grant for the three months ended September 30, 2008 was $.0258.  Assumptions were as follows:

	Three Months Ended
	September 30th,
	2009	2008
Expected Volatility(1)		121%
Risk Free Interest Rate(2)	4%	4%
Expected Term(3)	8 yrs	8 yrs

(1)  We calculate expected volatility through a mathematical formula using the last day of the week’s closing stock price for the previous 61 weeks prior to the option grant date.  The expected volatility for the three months ending September 30, 2009 and 2008 in the table above are weighted average calculations.

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

NOTE 7 - COMMON STOCK ISSUANCES – PRIVATE EQUITY CREDIT AGREEMENT

During the first quarter ending September 30, 2009, we drew $277,500 on our Sixth Private Equity Credit Agreement with Charlton Avenue LLC (Charlton).  For the three months ended September 30, 2009, we recorded deemed interest expense of $24,792 for our private equity credit agreement.  See Item 5.  Other Information – “Financing/Equity Line of Credit”  Subsequent to the end of the first quarter, we did not make any draws or issue any shares of common stock to Charlton through the date of this report.

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

On March 31, 2008, we closed the sale of our commercial building for $4.4 million to Bright Investments LLC (“Bright”), an unaffiliated third-party and a sister company to Superfun B.V. pursuant to our September 13, 2007 sale/lease-back agreement with Superfun B.V.  We received payments of $2,200,000 in the quarter ending September 30, 2007, $550,000 in the quarter ending December 31, 2007, and $1,650,027 in the quarter ending March 31, 2008.  We recorded the advanced payments received as a current liability on the Balance Sheet which was to be carried until we received the full payment of $4.4 million.  At that time we would convey title to our property and execute the five year lease.  Pursuant to FASB guidance, we recorded the sale, removed the sold property and its related liabilities from the Balance Sheet and deferred the gain over the five year term of the operating lease in accordance with the provisions of FASB guidance.  We computed the amount of gain on the sale portion of the sale/lease-back in accordance with the provisions of FASB guidance.  In this regard, we recorded a gain of $1,609,525 and recorded a deferred gain of $1,040,000, which is the present value of the lease payments over the five year term of the lease.  We planned to amortize the deferred gain in proportion to the gross rental charged to expense over the lease term.  The lease provided a six-month rent holiday with rent payments commencing on September 14, 2008.  To account for the rent holiday, we recorded $13,935 for Rent Expense from March 14th to March 31st and accrued that amount as a deferred rent liability.  From April 1st to September 14th, we recorded rent expense of $24,000 per month and accrued that amount as a deferred rent liability. The $144,000 deferred rent liability was to be amortized on a straight-line basis over the lease term.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back.

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

NOTE 9 – DEBT DISCOUNT

In connection with the sale of a $400,000 convertible debenture on November 20, 2008 to Whalehaven Capital Fund Limited (“Whalehaven”) and Alpha Capital Anstalt (“Alpha”), we recorded interest expense to amortize the debt discount in the amount of $23,077 during the period ending September 30, 2009.  See “Part II, Item 5, Debenture Private Placement”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion of the financial condition and results of operations of Imaging Diagnostic Systems, Inc. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations; the Condensed Financial Statements; the Notes to the Financial Statements; the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which are incorporated herein by reference; and all our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.  This quarterly report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future.  These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements.  Factors that could cause actual results to materially differ include, without limitation, the timely and successful completion of our U.S. Food and Drug Administration (“FDA”) pre-market approval (“PMA”) clinical trials; the timely and successful submission of our PMA application to the FDA; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing utilizing our Private Equity Credit Agreement or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future. These risks and uncertainties include, but are not limited to, those described above or elsewhere in this quarterly report.  All forward-looking statements and risk factors included in this document or incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, are made as of the date of this report based on information available to us as of the date of this report, and we assume no obligation to update any forward-looking statements or risk factors.  You are cautioned not to place undue reliance on these forward-looking statements.

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

As of the date of this report we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through September 30, 2009 of $107,469,612 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA Pre-Market Approval (“PMA”) process, and the costs associated with advanced product development activities.  There can be no assurances that we will obtain the PMA, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

Critical accounting policies are defined as those involving significant judgments and uncertainties which could potentially result in materially different results under different assumptions and conditions.  Application of these policies is particularly important to the portrayal of the financial condition and results of operations.  We believe the accounting policy described below meets these characteristics.  All significant accounting policies are more fully described in the notes to the financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2009.

Inventory

Our inventories consist of raw materials, work-in-process and finished goods, and are stated at the lower of cost (first-in, first-out) or market.  As a designer and manufacturer of high technology medical imaging equipment, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage.  These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices and reliability, replacement and availability of key components from our suppliers.  We evaluate on a quarterly basis, using ARB guidance, our ability to realize the value of our inventory based on a combination of factors including the following: how long a system has been used for demonstration or clinical collaboration purposes; the utility of the goods as compared to their cost; physical obsolescence; historical usage rates; forecasted sales or usage; product end of life dates; estimated current and future market values; and new product introductions.  Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case excess and obsolete inventory would have to be adjusted in the future.  If we determined that inventory was overvalued, we would be required to make an inventory valuation adjustment at the time of such determination.  Although every effort is made to ensure the accuracy of our forecasts of future product demand, significant unanticipated changes in demand could have a significant negative impact on the value of our inventory and our reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure.

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model.  The FASB guidance for stock based compensation is a very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation.  We currently use a Black-Scholes option pricing model to calculate the fair value of our stock options.  We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data.  However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards.  The FASB guidance requires the recognition of the fair value of stock compensation in net income.  Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

RESULTS OF OPERATIONS

SALES AND COST OF SALES

We are continuing to develop our international markets through our global commercialization program.  In the quarter ended September 30, 2009, we recorded revenues of $158,000 representing an increase of $158,000 from $0 during the quarter ended September 30, 2008.  The Cost of Sales during the quarter ended September 30, 2009, were $17,767 representing an increase of $17,767 from $0 during the quarter ended September 30, 2008.  During the quarter ended September 30, 2009, we sold one CTLM® System which was installed in August 2009 at the Catherine Women’s Medical Center in Petaling Jaya, Malaysia.  See Item 5.  Other Information – “Other Recent Events.”

Other Income for the three months ended September 30, 2009 was $411 representing the use of our facilities and consulting with our engineers pursuant to the Bioscan Agreement (See Item 5, Other Information, “Laser Imager for Lab Animals”).

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the three months ended September 30, 2009, were $397,997, representing a decrease of $378,174 or 49%, from $776,171in the corresponding period in 2008.  Of the $397,997, compensation and related benefits comprised $258,032 (65%), compared to $378,431 (49%), during the three months ended September 30, 2008.  Of the $258,032 and $378,431 compensation and related benefits, 1,728 (1%) and $27,651 (7%), respectively, were due to non-cash compensation related to expensing stock options.

The decrease of $378,174 is primarily due to decreases of $120,399 in compensation and related benefits as a result of a reduction in staff; $71,626 in office rent expense as a result of recording the rent expense in connection with the Sale/Lease back of our Plantation facility in the three months ended September 30, 2008; $29,000 in consulting expenses as a result of the recording of the $55,000 value of 5,000,000 shares issued to R.H. Barsom for financial services consulting in the three months ended September 30, 2008; $32,000 in placement fees issued in connection with the sale of our convertible debenture to Whalehaven Capital Fund Limited (“Whalehaven”) in the three months ended September 30, 2008; $23,440 in maintenance and repairs and $6,848 in utilities as a result of moving into a smaller facility in August 2008 that we rent rather than own; $44,524 as a result of reducing or canceling several of our insurance policies; $6,392 in accounting fees; $14,485 in freight charges; and $31,014 in legal expenses involving corporate and securities matters.

We do not expect a material increase in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

RESEARCH AND DEVELOPMENT

Research and development expenses during the three months ended September 30, 2009, were $123,462, representing a decrease of $388,734 or 76%, from $512,196 in the corresponding period in 2008.  Of the $123,462, compensation and related benefits comprised $92,069 (75%), compared to $224,503 (44%) during the three months ended September 30, 2008.  Of the $92,069 and $224,503 compensation and related benefits, $1,939 (3%) and $7,761 (3%) respectively, were due to non-cash compensation related to expensing stock options.

The decrease of $388,734 is primarily due to decreases of $132,407 in compensation and related benefits as a result of a reduction in staff; $129,730 in consulting expenses due to our decreased use of consultants in the field of scientific and clinical disciplines, in consulting expenses primarily associated with the monitoring and data management of our PMA and various consultants involved with design engineering, software engineering and research by our consulting radiologist; $48,213 in clinical expenses; $52,432 in freight charges and related cost of duties and taxes for an international clinical system during the three months ended September 30, 2008; $10,641 in legal patent expenses associated with new patents; and $13,444 in reduced travel related costs.

We expect a significant increase in research and development expenses in fiscal 2010 due to the cost of conducting our PMA clinical trials in the United States.  We also expect consulting expenses and professional fees to increase due to PMA activities.  See Item 5. Other Information - “Recent Developments, Regulatory Matters”.

SALES AND MARKETING

Sales and marketing expenses during the three months ended September 30, 2009, were $83,972, representing a decrease of $17,312 or 17% from $101,284 in the corresponding period in 2008.  Of the $83,972, compensation and related benefits comprised $2,333 (1%), compared to $28,970 (29%) during the three months ended September 30, 2008.  Of the $2,333 and $28,970 compensation and related benefits, $0 (0%) and $495 (2%), respectively, were due to non-cash compensation related to expensing stock options.

The decrease of $17,312 is a net result.  The relevant decreases were $26,638 in compensation and related benefits as per our cost savings initiatives; $24,451 in representative office expense as a result of our new strategic marketing plan to appoint a distributor and dealers and closed our representative office in Beijing, China as part of our cost savings initiative; and $11,122 in travel expenses for sales calls, installation, training and service.  These decreases were partially offset by increases of $40,849 in trade show expenses due to the recording of RSNA 2009 and ECR 2010 invoices during the period and an estimated warranty expense of $2,400 from the sale of the CTLM® to Malaysia.

We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.

AGGREGATED OPERATING EXPENSES

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the three months ended September 30, 2009 and 2008, which were $649,115 and $1,447,208, we had a decrease of $798,093 or 55%.

The decrease of $798,093 was primarily due to decreases in general and administrative expenses of $378,174; research and development expenses of $388,734; and sales and marketing expenses of $17,312.

We expect a significant increase in research and development expenses throughout the balance of fiscal 2010 due to the cost of finishing our PMA clinical trials in the United States and submission of our PMA application to the FDA.  We also expect consulting expenses and professional fees to increase due to PMA activities.

Inventory Valuation Adjustments during the three months ended September 30, 2009, were $4,967, representing an increase of $69, or 1%, from the corresponding period in 2008.

Compensation and related benefits during the quarter ended September 30, 2009, were $352,461, representing a decrease of $279,443 or 44% from $631,904 during the quarter ended September 30, 2008.  Of the $352,461 and $631,904 compensation and related benefits, $3,666 (1%) and $35,907 (6%), respectively, were due to non-cash compensation associated with expensing stock options.  The net decrease of $279,443 was due to a $32,241 decrease in the recording of non-cash compensation related to the expensing of stock options combined with a decrease of cash compensation of $247,473.

Interest expense during the three months ended September 30, 2009, was $51,975, representing a decrease of $95,805 or 65%, from $147,780 during the corresponding period in 2008.  The interest expense is primarily comprised of the imputed interest of $24,792 associated with our equity credit line with Charlton Avenue, LLC (“Charlton”) as per the terms and conditions of our private equity credit agreement, and $23,077 associated with the sale of a $400,000 convertible debenture on November 20, 2008 to Whalehaven and Alpha.  Our utilization of the credit line fluctuates during the year and therefore causes increases and decreases in interest expense from quarter to quarter.  See Item 5.  Other Information – “Financing/Equity Line of Credit”.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $41,354 as of September 30, 2009.  This is an increase of $28,819 from $12,535 as of June 30, 2009.  During the quarter ending September 30, 2009, we received a net of $277,500 from the sale of common stock through our private equity agreement with Charlton.  See – “Financing/Equity Line of Credit”

We do not expect to generate a positive internal cash flow for at least the next 12 months due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA PMA process, the costs associated with product development activities and the time required for homologations from certain countries.

Property and Equipment was valued at $301,858 net as of September 30, 2009.  The overall decrease of $30,173 from June 30, 2009 is due primarily to depreciation recorded for the first quarter.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions, with loans from unaffiliated third parties, and most recently, through a sale/lease-back transaction involving our headquarters facility.  Net cash used for operating and product development expenses during the three months ending September 30, 2009, was $248,681, primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities.  At September 30, 2009, we had working capital of $(1,725,062) compared to working capital of $(1,666,312) at June 30, 2009.

During the first quarter ending September 30, 2009, we raised $277,500 through the sale of shares of common stock to Charlton pursuant to our Sixth Private Equity Credit Agreement with Charlton dated April 21, 2008.  See Item 5. Other Information “Financing – Equity Line of Credit.”  We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  We expect to use our Sixth Private Equity Credit Agreement with Charlton and/or alternative financing facilities to raise the additional funds required to continue operations.  In the event that we are unable or elect not to utilize the Sixth Private Equity Credit Agreement or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Charlton or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the three months ending September 30, 2009, were $0 as compared to $1,231 for the three months ending September 30, 2008.  These expenditures were a direct result of purchases of computer and miscellaneous equipment.  We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2009 will be approximately $25,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of September 30, 2009.  Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs.  Our future capital requirements will depend on many factors, including the following:

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

Since we have generated no material revenues to date, our ability to obtain and retain consultants may be dependent on our ability to issue stock for services.  Since July 1, 1996, we have issued an aggregate of 7,306,500 shares of common stock covered by registration statements on Form S-8.  The aggregate fair market value of those shares when issued was $2,492,151.  The issuance of large amounts of our common stock, sometimes at prices well below market price, for services rendered or to be rendered and the subsequent sale of these shares may further depress the price of our common stock and dilute the holdings of our shareholders.  In addition, because of the possible dilution to existing shareholders, the issuance of substantial additional shares may cause a change-in-control.  On July 15, 2008, we entered into a Financial Services Consulting Agreement with R.H. Barsom Company, Inc. (“Barsom”) of New York, NY, an unaffiliated third-party, to provide us with investor relations services and guidance and assistance in available alternatives to maximize shareholder value.  The aggregate fair market value of the 5,000,000 restricted shares when issued to Barsom pursuant to the Agreement was $55,000.

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

Based on our preliminary investigation of this matter, we believe that this claim is without merit, and we intend to vigorously defend the case.  Our Italian counsel responded to the lawsuit in November 2008 and requested and was granted an extension to May 2009 to respond.  Our counsel filed our defenses in the Court of Venice at a hearing held in June 2009.  The judge set the next hearing for March 3, 2010 in order to allow the parties to clarify their claims and defenses.

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

The Settlement Agreement and Mutual Release stipulated that we would pay Plexar $52,000 with payments as follows: $5,000 no later than August 25, 2009, which was paid; $15,000 no later than October 15, 2009; eight additional payments of $4,000, with the first of these monthly payments due on November 15, 2009 and continuing on the 15th day of each successive month through June 15, 2010.  If any of the above payments remain unpaid for more than five day calendar days after each is due, then an additional payment of $9,000 would be due.  However, if the above payments are made timely, then IDSI’s obligation to pay this additional payment is waived and becomes null and void.  The above payments were not made timely and we intend to pay Plexar the sum of $56,053.69 plus interest at 5% per annum on the unpaid balance in the event that we obtain sufficient funding.  Each party is responsible for their own costs and fees in this matter.

Item 1A.    Risk Factors.

Our Annual Report on Form 10-K for the year ended June 30, 2009, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing IDSI.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  During the first quarter ended September 30, 2009, there were no material changes in risk factors as previously disclosed in our Form 10-K filed on October 13, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Item 5. Other Information –“Financing/Equity Line of Credit”.

Item 3. Defaults Upon Senior Securities.

None

Item 4.Submission of Matters to a Vote of Security-Holders.

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

We reported in our Prospectus dated December 27, 2005 that we experienced further delays because of difficulties in designing a revised clinical protocol and in enlisting hospitals and imaging centers to participate in acquiring new clinical cases.  In spite of the delays we experienced in obtaining the necessary approvals from the hospitals and their respective Institutional Review Boards (“IRB”), we made good progress in advancing PMA activities.  We further reported on March 23, 2006 that changes would be incorporated to bring the CTLM® system to its most current design level.  Those changes were made and do, we believe, improve the device’s image quality and reliability.  Upgraded CTLM® systems were installed at our U.S. clinical sites and data collection proceeded in accordance with our clinical protocol.  We are continuing to research and develop CTLM® technologies to advance the state-of-art of this new imaging modality.  As of November 2009, 10 clinical sites have participated in the clinical trials and we believe we have sufficient clinical data to support our PMA application.  While we anticipate that the remaining PMA process consisting of the reading phase, the statistical tabulation phase and submission of the application to the FDA should be completed by March 2010, these milestones cannot be met unless we obtain sufficient financing through the sale of equity or debt securities.

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

The development chronology stated above details how complicated the process is to develop a brand new medical imaging technology.  We believe that we have a strong patent portfolio and are the world leader in optical tomography.  We have received marketing approval in China and Canada, the CE Mark for the European Union, ISO 9001:2000 registration, ISO 13485:2003 registration, UL Electrical Test Certificate, and Product registrations in Brazil and Argentina.  Worldwide, our end users have completed more than 14,000 patient scans, and we have sold 14 CTLM® systems as of the date of this report.  Our decision to fund the Company through the sale of equity has enabled us to reach this important milestone.  In fiscal 2009 we used the proceeds from the sale of convertible debentures for working capital.  Going forward we intend to use the proceeds of draws from our Sixth Private Equity Credit Agreement and any successor private equity agreements with Charlton and/or alternative financing facilities, which may include issuance of convertible preferred stock, as our sources of working capital.  Substantial additional financing will be required before and after the filing of the PMA application.

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

Other Recent Events

In September 2009, we announced the sale of a CTLM® system to and installed at the Katherine Women’s Health Center in Malaysia.  The CTLM® was sold through Daichi Holding Berhad who plans to also use the Women’s Health Center as a training and demonstration site for future customers.

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

Annual Meeting

We are tentatively planning to hold our next Annual Meeting at the Sheraton Suites Cypress Creek, 555 NW 62nd Street, Fort Lauderdale, Florida; however, a date had not been set.  For this Annual Meeting we will use the SEC Notice & Access or “e-proxy” rule which became effective on July 1, 2007 for shareholder meetings held on or after August 10, 2007.  This rule allows us to mail a Notice to our shareholders instead of the traditional proxy package.  The Notice will provide instructions for accessing a website to view the materials and vote their shares.  Our shareholders have an option to elect to receive the same hard-copy mailings as they previously received.  We adopted this rule in November 2008 to reduce our costs associated with the annual meeting process.

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

Under the Sixth Private Equity Credit Agreement we have drawn down $2,042,392 and issued 227,000,000 shares of common stock.

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

As of September 30, 2009, Whalehaven held Warrants to purchase 11,666,667 shares of common stock at an exercise price of $0.005.  On October 14, 2009, Whalehaven exercised Warrants to purchase 6,000,000 shares and received 4,648,649 shares of common stock using the cashless conversion feature with a Volume Weighted Average Price (“VWAP”) conversion price of $0.022.  The shares were issued pursuant to Rule 144.  Whalehaven now holds Warrants to purchase 5,666,667 shares of common stock at an exercise price of $0.005.

As of the date of this report, Alpha has converted $100,000 of the August Debenture and received 17,313,265 shares as a result.  Alpha has converted $150,000 of the November Debenture and has received 28,429,066 shares as a result.  Thus, Alpha has converted all of its August and November Debentures into 45,742,331 shares of common stock which does not include interest.  In October 2009, we issued Alpha 2,166,263 shares as a result of the 8% interest on their portion of the debentures.

As of September 30, 2009, Alpha held Warrants to purchase 3,555,555 shares of common stock at an exercise price of $0.005.  On October 13, 2009, Alpha exercised its remaining Warrants to purchase 3,555,555 shares and received 2,942,528 shares of common stock using the cashless conversion feature with a VWAP conversion price of $0.029.  The shares were issued pursuant to Rule 144.

On October 16, 2009, the Placement Agents exercised its Warrants to purchase 2,666,666 shares and received 1,989,845 shares of common stock using the cashless conversion feature with a VWAP conversion price of $0.0197.  The shares were issued pursuant to Rule 144.

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

Dated: November 20, 2009		Imaging Diagnostic Systems, Inc.

	By:	/s/ Linda B. Grable
Linda B. Grable
Chief Executive Officer

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President and Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)