Form 10-Q
period 2009-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2010-02-16
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

    The number of shares outstanding of each of the issuer’s classes of equity as of February 16, 2010: 805,433,101 shares of common stock, no par value.  As of February 16, 2010, the issuer had no shares of preferred stock outstanding.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Balance Sheets – (Unaudited) December 31, 2009 and June 30, 2009	3

	Condensed Statements of Operations - (Unaudited) Six months and three months ended December 31, 2009 and 2008, and December 10, 1993 (date of inception) to December 31, 2009	4

	Condensed Statements of Cash Flows - (Unaudited) Six months ended December 31, 2009 and 2008, and December 10, 1993 (date of inception) to December 31, 2009	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Financial Condition and Results	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	35

Signatures		37

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheet

Assets

	Dec. 31, 2009	Jun. 30, 2009
Current assets:	Unaudited	*
Cash	$138,257	$12,535
Accounts receivable, net of allowances for doubtful accounts
of $57,982 and $57,982, respectively	12,978	21,514
Loans receivable, net of reserve of $57,000
and $57,000, respectively	357	357
Inventories, net of reserve of $399,000 and $408,000, respectively	504,000	527,467
Prepaid expenses	21,265	35,617

Total current assets	676,857	597,490

Property and equipment, net	272,591	332,031
Intangible assets, net	187,971	205,059

Total assets	$1,137,419	$1,134,580

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,226,471	$1,994,220
Customer deposits	98,114	96,114
Short term debt	745,000	-
Convertible debenture, net of debt discount of $0
and $35,352, respectively	-	173,468

Total current liabilities	3,069,585	2,263,802

Stockholders equity (Deficit):
Common Stock	103,885,993	102,280,228
Additional paid-in capital	3,445,299	3,499,717
Deficit accumulated during development stage	(109,263,458)	(106,909,167)

Total stockholders' equity (Deficit)	(1,932,166)	(1,129,222)

Total assets and stockholders' equity (Deficit)	$1,137,419	$1,134,580

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statement of Operations

	Six Months Ended		Three Months Ended		Since Inception
	December 31,		December 31,		Dec. 10, 2003 to
	2009	2008	2009	2008	Dec. 31, 2009

Net Sales	$175,779	$8,294	$17,779	$8,294	$2,319,271
Cost of Sales	20,130	8,549	2,363	8,549	926,235

Gross Profit	155,649	(255)	15,416	(255)	1,393,036

Operating Expenses:
General and administrative	1,929,692	1,402,918	1,531,696	626,744	56,919,106
Research and development	255,287	817,798	131,825	303,442	21,949,302
Sales and marketing	180,246	367,187	96,275	268,063	8,953,067
Inventory valuation adjustments	6,527	12,947	1,559	8,050	4,759,198
Depreciation and amortization	76,528	105,318	37,811	52,659	3,233,757
Amortization of deferred compensation	-	-	-	-	4,064,250

	2,448,280	2,706,168	1,799,166	1,258,958	99,878,680

Operating Loss	(2,292,631)	(2,706,423)	(1,783,750)	(1,259,213)	(98,485,644)

Gain (Loss) on sale of fixed assets	-	1,181,894	-	-	2,794,565
Interest income	779	31	779	8	309,180
Other income	4,446	3,104	4,034	1,416	768,838
Other income - LILA Inventory	(65)	-	(65)	-	(69,258)
Interest expense	(66,820)	(285,734)	(14,844)	(137,957)	(7,733,379)

Net Loss	(2,354,291)	(1,807,128)	(1,793,846)	(1,395,746)	(102,415,698)

Dividends on cumulative Pfd. stock:
From discount at issuance	-	-	-	-	(5,402,713)
Earned	-	-	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(2,354,291)	$(1,807,128)	$(1,793,846)	$(1,395,746)	$(109,263,458)

Net Loss per common share:
Basic and Diluted:
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.69)

Weighted average number
of common shares	601,782,932	363,231,815	701,646,527	380,903,897	158,179,500

The accompanying notes are an intergral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows

	Six Months		Since Inception
	Ended December 31,		(12/10/93) to
	2009	2008	Dec. 31, 2009
Cash flows from operations:
Net loss	$(2,354,291)	$(1,807,128)	$(102,415,698)
Changes in assets and liabilities	1,545,294	(54,744)	31,033,599
Net cash used in operations	(808,997)	(1,861,872)	(71,382,099)

Cash flows from investing activities:
Proceeds from sale of property & equipment	-	2,400	4,390,015
Capital expenditures	-	(1,231)	(7,578,436)
Net cash provided (used in) investing activities	-	1,169	(3,188,421)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Other financing activities	637,500	800,000	7,272,529
Proceeds from issuance of preferred stock	-	-	18,039,500
Net proceeds from issuance of common stock	297,219	1,078,193	49,447,037

Net cash provided by (used in) financing activities	934,719	1,878,193	74,708,777

Net increase (decrease) in cash	125,822	17,490	138,257

Cash, beginning of period	12,535	49,433	-

Cash, end of period	$138,257	$66,923	$138,257

IMAGING DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2010.  These condensed financial statements have been prepared in accordance with Financial Accounting Standards guidance for Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on November 20, 2009.

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

In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations, which would materially impact our ability to continue as a going concern.  Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for capital requirements to date.  Recently we have relied on raising additional capital through our Sixth Private Equity Credit Agreement with Charlton Avenue, LLC (“Charlton”) dated April 21, 2008 and through the issuance of short term promissory notes.  We intend to raise capital through our new Private Equity Credit Agreement with Southridge Partners II, L.P. (“Southridge”) dated January 7, 2010, which replaced the Charlton Agreement, and through other sources of financing.  See Part II, Item 5. Other Information – “Financing/Equity Line of Credit.”  In the event we are unable to draw from this new private equity line, alternative financing will be required to continue operations, and there is no assurance that we will be able to obtain alternative financing on commercially reasonable terms.  There is no assurance that, if and when Food and Drug Administration (“FDA”) marketing clearance is obtained, the CTLM® will achieve market acceptance or that we will achieve a profitable level of operations.

We currently manufacture and sell our sole product, the CTLM® - Computed Tomography Laser Mammography.  We are appointing distributors and installing collaboration systems as part of our global commercialization program.  We have sold 14 systems as of December 31, 2009; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  We are attempting to create increased product awareness as a foundation for developing markets through an international distributor network.  .  We may be able to exit reporting as a Development Stage Enterprise upon two successive quarters of sufficient revenues such that we would not have to utilize other funding to meet our quarterly operating expenses.

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	Dec. 31, 2009	June 30, 2009
	Unaudited
Raw materials consisting of purchased parts, components and supplies	$517,992	$529,410
Work-in-process including units undergoing final inspection and testing	28,942	28,943
Finished goods	356,066	377,114

Sub-Total Inventories	903,000	935,467

Less Inventory Reserve	(399,000)	(408,000)

Total Inventory - Net	$504,000	$527,467

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

In December 2007, the Securities and Exchange Commission (“SEC”) (“SAB 110”) which provides guidance to allow eligible public companies to continue to use a simplified method for estimating the expense of stock options if their own historical experience isn’t sufficient to provide a reasonable basis.  Since we have limited experience in determining expected term of “plain vanilla” share options, we will continue to use the simplified method as discussed in SAB No. 107.  (Mike you are allowed to reference SAB’s)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. The adoption of this new standard is not expected to have a material impact on the financial statements of the Company. In preparing these financial statements, the Company evaluated events that occurred through the date of this filing for potential recognition or disclosure.

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

NOTE 6 – STOCK-BASED COMPENSATION

Prior to the adoption of FASB guidance for “Share-Based-Payment”, we accounted for stock-based compensation issued to our employees using the intrinsic value method.  Accordingly, compensation cost for stock options issued was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options.  The pro forma net earnings per share amounts were reported as if the fair value method had been used.  As awards were granted at an exercise price equal to the market value of the underlying common stock on the date of the grant, no stock-base compensation cost was reflected in net income prior to July 1, 2005.  Effective July 1, 2005, the Company adopted FASB guidance for “Share-Based Payment” and began recognizing compensation expense for its stock based payments based on the fair value of the rewards under the modified prospective application method.

For purposes of the following disclosures the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended December 31, 2009: no dividend yield; no expected volatility as we had no option grants; risk-free interest rate of 4%; and an expected eight-year term for options granted.  For the quarter ending December 31, 2009, the net income and earnings per share reflect the actual deduction for option expense as a non-cash compensation expense.

Options granted to non-employees, including lenders and consultants, are accounted for in accordance with the provisions provided in the FASB guidance, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The Company applies the Black-Scholes method to determine the estimated fair value of such awards, which are periodically re-measured as they vest. The resulting value is recognized as an expense over the period of services received or the term of the related financing.

Stock-based compensation expense recorded during the three months ended December 31, 2009, was $75,833 compared to $4,083 from the corresponding period in fiscal 2008.  In connection with the Sale/Lease-Back of our commercial building, we recorded $297 as non-qualified stock option expense for the three months ended December 31, 2009.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back”.

The weighted average fair value per option at the date of grant for the three months ended December 31, 2009 using the Black-Scholes Option-Pricing Model was $0 because we did not grant any new stock options during the quarter.  The weighted average fair value per option at the date of grant for the three months ended December 31, 2008 was $.022.  Assumptions were as follows:

	Three Months Ended
	December 31,
	2009	2008
Expected Volatility(1)		122%
Risk Free Interest Rate(2)	4%	4%
Expected Term(3)	8 yrs	8 yrs

(1)  We calculate expected volatility through a mathematical formula using the last day of the week’s closing stock price for the previous 61 weeks prior to the option grant date.  The expected volatility for the three months ending December 31, 2009 and 2008 in the table above are weighted average calculations.

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

NOTE 7 - COMMON STOCK ISSUANCES – PRIVATE EQUITY CREDIT AGREEMENT

During the second quarter ending December 31, 2009, we drew $19,719, which was the final settlement for our Sixth Private Equity Credit Agreement with Charlton Avenue LLC (Charlton).  For the three months ended December 31, 2009, we recorded deemed interest expense of $0 for our private equity credit agreement.  See Item 5.  Other Information – “Financing/Equity Line of Credit”  Subsequent to the end of the second quarter, we did not draw on our Sixth Private Equity Credit Agreement with Charlton through the date of this report.

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

The lease provided that either party may cancel the lease without penalty or fault upon 180 days prior notice given to the other party.  On April 29, 2008, we gave six months prior written notice of termination of our lease of our Plantation, Florida facility as part of our cost cutting initiatives.  On September 24, 2008, we gave notice to Bright that we vacated the Plantation, Florida premises.  Because of our termination of the lease, we accelerated the deferred gain of $1,040,000 on the sale of our commercial building and accelerated amortization of the deferred rent liability of $144,000 and recorded the accrual of 45 days of rent expense in the amount of $35,506.85 for the period September 15 to October 28, 2008.

NOTE 9 – DEBT DISCOUNT

In connection with the sale of a $400,000 convertible debenture on November 20, 2008 to Whalehaven Capital Fund Limited (“Whalehaven”) and Alpha Capital Anstalt (“Alpha”), we recorded interest expense to amortize the debt discount in the amount of $12,455 during the period ending December 31, 2009.  See “Part II, Item 5, Debenture Private Placement”

NOTE 10 – SHORT-TERM DEBT

From November 2009 to January 2010 we borrowed $1,237,500 in the aggregate from four unaffiliated third party investors.  As additional consideration for these loans, we issued 16,625,000 restricted shares of common stock.  Upon maturity we are obligated to pay the principal amount and $197,500 in premium.  With respect to $600,000 principal amount of these notes, we issued 31,363,637 shares of restricted common stock as collateral.  See “Item 2 Results of Operations, Issuance of Stock in Connection with Short-Term Loans”

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

As of the date of this report we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through December 31, 2009 of $109,263,458 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA Pre-Market Approval (“PMA”) process, and the costs associated with advanced product development activities.  There can be no assurances that we will obtain the PMA, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

Inventory

Our inventories consist of raw materials, work-in-process and finished goods, and are stated at the lower of cost (first-in, first-out) or market.  As a designer and manufacturer of high technology medical imaging equipment, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage.  These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices and reliability, replacement and availability of key components from our suppliers.  We evaluate on a quarterly basis, using the guidance provided by FASB, our ability to realize the value of our inventory based on a combination of factors including the following: how long a system has been used for demonstration or clinical collaboration purposes; the utility of the goods as compared to their cost; physical obsolescence; historical usage rates; forecasted sales or usage; product end of life dates; estimated current and future market values; and new product introductions.  Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case excess and obsolete inventory would have to be adjusted in the future.  If we determined that inventory was overvalued, we would be required to make an inventory valuation adjustment at the time of such determination.  Although every effort is made to ensure the accuracy of our forecasts of future product demand, significant unanticipated changes in demand could have a significant negative impact on the value of our inventory and our reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure.

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model.  The guidance provided by FASB for stock-based compensation is a very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation.  We currently use a Black-Scholes option pricing model to calculate the fair value of our stock options.  We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data.  However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards.  The guidance requires the recognition of the fair value of stock compensation in net income.  Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

RESULTS OF OPERATIONS

SALES AND COST OF SALES

We are continuing to develop our international markets through our global commercialization program.  In the quarter ended December 31, 2009, we recorded revenues of $17,779 representing an increase of $9,485 or 114% from $8,294 during the quarter ended December 31, 2008.  The Cost of Sales during the quarter ended December 31, 2009, were $2,363 representing a decrease of $6,186 or 72% from $8,549 during the quarter ended December 31, 2008.  The revenue of $17,779 and cost of sales of $2,363 are from the installment sale of our CTLM® system to one of our distributors.  No new CTLM® Systems were sold in the quarter ended December 31, 2009.  See Item 5.  Other Information – “Other Recent Events”

Revenues for the six months ended December 31, 2009, were $175,779 representing an increase of $167,485 or 2,019% from $8,294 in the corresponding period in 2008.  The Cost of Sales during the six months ended December 31, 2009, was $20,130 representing an increase of $11,581 or 135% from $8,549 in the corresponding period in 2008.  During the six months ended December 31, 2009, we sold one CTLM® System which was installed in August 2009 at the Catherine Women’s Medical Center in Petaling Jaya, Malaysia.

Other Income for the three and six months ended December 31, 2009, was $4,034 and $4,446, respectively, representing the use of our facilities by Bioscan and consulting with our engineers pursuant to the Bioscan Agreement (See Part II, Item 5, Other Information, “Laser Imager for Lab Animals”).

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the three and six months ended December 31, 2009, were $1,531,696 and $1,929,692, respectively, representing increases of $904,952 or 144% and $526,774 or 38%, from $626,744 and $1,402,918 in the corresponding periods in 2008.  Of the $1,531,696, compensation and related benefits comprised $280,828 (18%) compared to $364,941 (60%), during the three months ended December 31, 2008.  Of the $280,828 and $364,941 compensation and related benefits, $1,728 (1%) and $4,447 (1%), respectively, were due to equity based compensation related to expensing stock options.

Of the $1,929,692, compensation and related benefits comprised $538,859 (28%), compared to $743,371 (60%), during the six months ended December 31, 2008.  Of the $538,859 and $743,371 compensation and related benefits, $3,455 (1%) and $32,098 (5%), respectively, were due to equity based compensation related to expensing stock options.

The three-month increase of $904,952 is a net result.  The significant increases were $925,500 in loan cost expenses associated with the additional consideration and collateral for the shares issued in connection with the short-term loans; $107,500 in premium expenses associated with the short-term loans; $37,500 for a call option fee associated with obtaining a medium term bank bond to be used as collateral for a bank loan; and $39,000 in consulting expenses from our management consultant.

The increases were partially offset by decreases of $84,113 in compensation and related benefits as a result of fewer employees and a reduced amount of stock option expense during the current quarter; $64,894 in proxy service expenses as a result of not having our Annual Meeting in the quarter, $32,000 in placement fees in connection with the sale of the $400,000 Convertible Debenture in November 2008; and $12,881 in legal expenses associated with existing patents.

The six-month increase of $526,774 is a net result.  The significant increases were $925,500 in loan cost expenses associated with the additional consideration and collateral for the shares issued in connection with the short-term loans; $107,500 in premium expenses associated with the short-term loans; and $37,500 for a call option fee associated with obtaining a medium term bank bond to be used as collateral for a bank loan.

The increases were partially offset by decreases were $204,512 in compensation and related benefits as a result of fewer employees and a reduced amount of stock option expense during the period; $64,894 in proxy service expenses as a result of not having our Annual Meeting in the period, $64,000 in placement fees and $7,467 in liquidated damages in connection with the sale of our two $400,000 convertible debentures in 2008; $40,693 in legal expenses involving Corporate and Securities matters; $35,551 in insurance costs; and $7,922 in legal expenses associated with existing patents; and $23,577 in maintenance and repairs; $80,135 in rent expense and $9,422 in utility and telephone expenses as a result of moving into a smaller facility in August 2008.

We do not expect a material increase in our general and administrative expenses until we realize significant revenues from the sale of our product.

RESEARCH AND DEVELOPMENT

Research and development expenses during the three and six months ended December 31, 2009, were $131,825 and $255,287, respectively, representing decreases of $171,617 or 57% and $562,511 or 69%, from $303,429 and $817,785 in the corresponding periods in 2008.  Of the $131,825, compensation and related benefits comprised $105,568 (80%), compared to $216,206 (71%) during the three months ended December 31, 2008.  Of the $105,568 and $216,206 compensation and related benefits, $705 (1%) and $(890) (0%), respectively, were due to equity based compensation related to expensing stock options.

Of the $255,287, compensation and related benefits comprised $197,664 (77%), compared to $440,709 (54%) during the six months ended December 31, 2008.  Of the $197,664 and $440,709 compensation and related benefits, $2,644 (1%) and $6,872 (2%), respectively, were due to equity based compensation related to expensing stock options.

The three-month decrease of $171,617 is due primarily to $110,639 in compensation and related benefits as a result of a reduction in staff; $34,131 in clinical expenses due to the variable costs associated with our PMA clinical trials; and $29,401 in consulting expenses primarily associated with the monitoring of our PMA.

The six-month decrease of $562,511 is due primarily to $243,045 in compensation and related benefits as a result of a reduction in staff; $82,343 in clinical expenses due to the variable costs associated with our PMA clinical trials; $159,131 in consulting expenses primarily associated with our PMA activities; $51,407 in freight charges associated with the importation of the CTLM® system at the Catholic University Hospital in Rome, Italy; and $17,869 in travel expenses.

We expect a significant increase in research and development expenses in fiscal 2010 due to the cost of completing our PMA clinical trials in the United States.  We also expect consulting expenses and professional fees to increase due to PMA activities.  See Item 5. Other Information - “Recent Developments, Regulatory Matters”.

SALES AND MARKETING

Sales and marketing expenses during the three and six months ended December 31, 2009, were $96,725 and $180,246, respectfully, representing decreases of $171,788 or 64% and $186,941 or 51%, from $268,063 and $367,187 in the corresponding periods in 2008.  Of the $96,725, compensation and related benefits comprised $(1,555) (0%), compared to $29,783 (11%) during the three months ended December 31, 2008.  Of the $(1,555) and $29,783 compensation and related benefits, $0 (0%) and $525 (2%), respectively, were due to equity based compensation related to expensing stock options.

Of the $180,246, compensation and related benefits comprised $778 (0%), compared to $58,754 (16%) during the six months ended December 31, 2008.  Of the $778 and $58,754 compensation and related benefits, $0 (0%) and $1,020 (2%), respectively, were due to equity based compensation related to expensing stock options.

The three-month decrease of $171,788 is primarily due to decreases of $31,338 in compensation and related benefits due to a reduction in marketing support staff; $52,299 in representative office expense as a result of our new strategic marketing plan to appoint a distributor and dealers and close our representative office in Beijing, China as part of our cost savings initiative; $23,926 in trade show expenses; $20,306 in advertising and promotion; $11,044 in regulatory expenses; and $5,566 in travel expenses for sales calls, installation, training and service.

The six-month decrease of $186,941 is primarily due to decreases of $57,976 in compensation and related benefits due to a reduction in marketing support staff; $76,750 in representative office expense as a result of our new strategic marketing plan to appoint a distributor and dealers and close our representative office in Beijing, China as part of our cost savings initiative; $19,659 in advertising and promotion; $10,814 in regulatory expenses; and $16,688 in travel expenses for sales calls, installation, training and service.

We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.

AGGREGATED OPERATING EXPENSES

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the three months ended December 31, 2009 and 2008, which were $1,799,166 and $1,258,958 respectively, we had an increase of $540,208 or 43%.

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the six months ended December 31, 2009 and 2008, which were $2,448,281 and $2,706,168 respectively, we had a decrease of $257,887 or 10%.

The increase of $540,208 in the three-month comparative period was primarily due to an increase of $904,652 in general and administrative expenses which was offset by decreases of $171,617 in research and development expenses; and $171,788 in sales and marketing expenses.

The decrease of $257,887 in the six-month comparative period was primarily due to decreases of $562,511 in research and development expenses; and $186,941 in sales and marketing expenses which was offset by an increase of $526,774 in general and administrative expenses.

We expect a significant increase in research and development expenses throughout the balance of fiscal 2010 due to the cost of finishing our PMA clinical trials in the United States and submission of our PMA application to the FDA.  We also expect consulting expenses and professional fees to increase due to PMA activities.

Inventory Valuation Adjustments during the three and six months ended December 31, 2009, were $1,559 and $6,527, respectively, representing decreases of $6,491 or 81% and $6,420 or 50%, from $8,050 and $12,947, respectively, during the three and six months ended December 31, 2008.  The decrease is due to a reduction in the write-down of systems that have lost value due to usage as demonstrators on consignment.

Compensation and related benefits during the three and six months ended December 31, 2009, were $384,841 and $737,301, respectively, representing a decrease of $226,090 or 37% and $505,533 or 41% from $610,930 and $1,242,834, respectively, during the three and six months ended December 31, 2008.  Of the $384,841 and $737,301 compensation and related benefits, $2,433 (1%) and $6,100 (1%), respectively, were due to equity based compensation associated with expensing stock options, which was a decrease of $1,649 or 40% and $33,890 or 85% from $4,083 and $39,990 during the three and six months ended December 31, 2008.

Interest expense during the three and six months ended December 31, 2009, was $14,844 and $66,820, respectively, representing decreases of $123,113 or 89% and $218,914 or 77% from $137,955 and $285,735, respectively, during the three and six months ended December 31, 2008.  The interest expense is primarily comprised of the amortization of the debt discount on our convertible debenture and the imputed interest associated with our equity credit line with Charlton Avenue, LLC (“Charlton”) as per the terms and conditions of our private equity credit agreement.  Our utilization of the credit line decreased significantly as we used the proceeds from short-term loans for current operations, which resulted in a reduction of interest expense for the periods.  See Part II. Item 5.  Other Information – “Financing/Equity Line of Credit”.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $138,257 as of December 31, 2009.  This is an increase of $125,722 from $12,535 as of June 30, 2009.  During the quarter ending December 31, 2009, we received a net of $19,719 from the sale of common stock through our private equity agreement with Charlton, and we received $637,500 from short term loans.  See Part II. Item 5, – “Financing/Equity Line of Credit.”

We do not expect to generate a positive internal cash flow for at least the next 12 months due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA PMA process, the costs associated with product development activities and the time required for homologations from certain countries.

Property and Equipment was valued at $272,591 net as of December 31, 2009.  The overall decrease of $59,440 from June 30, 2009 is due primarily to depreciation recorded for the first and second quarters.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions, with loans from unaffiliated third parties, and through a sale/lease-back transaction involving our former headquarters facility.  Net cash used for operating and product development expenses during the six months ending December 31, 2009, was $808,897, primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities.  At December 31, 2009, we had working capital of $(2,392,728) compared to working capital of $(1,666,312) at June 30, 2009.

During the second quarter ending December 31, 2009, we raised $19,719 through the sale of shares of common stock to Charlton pursuant to our Sixth Private Equity Credit Agreement with Charlton dated April 21, 2008, and we received $637,500 from short term loans.  See Item 5. Other Information “Financing – Equity Line of Credit.”  We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  We expect to use our new Private Equity Agreement with Southridge Partners II, LP (“Southridge”) and/or alternative financing facilities to raise the additional funds required to continue operations.  In the event that we are unable or elect not to utilize the new Private Equity Agreement with Southridge or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Southridge or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the three months ending December 31, 2009, were $0 as compared to $1,231 for the six months ending December 31, 2008.  These expenditures were a direct result of purchases of computer and miscellaneous equipment.  We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2010 will be approximately $25,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of December 31, 2009.  Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs.  Our future capital requirements will depend on many factors, including the following:

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

We do not expect to generate a positive internal cash flow for at least 12 months as substantial costs and expenses continue due principally to the international commercialization of the CTLM®, activities related to our FDA PMA process, and advanced product development activities.  We intend to use the proceeds from the sale of convertible debentures, convertible preferred shares, and draws from our new Private Equity Agreement with Southridge and any successor private equity agreements and/or alternative financing facilities as our sources of working capital.  There can be no assurance that the equity credit financing will continue to be available on acceptable terms.  We plan to continue our policy of investing excess funds, if any, in a High Performance Money Market savings account at Wachovia Bank N.A.

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

Issuance of Stock in Connection with Short-Term Loans
In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes are due and payable in the amount of principal and 20% premium, so that the total amount due will be $285,000.  The original due date of December 21, 2009, has been extended to February 28, 2010.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  As of the date of this report, we have paid on these notes the aggregate principal amount of $68,750 to three of the four private investors.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes are payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due will be $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned upon payment of the notes.

On January 8, 2010, we borrowed $600,000 from a private investor pursuant to a short-term promissory note.  This note is payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due will be $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned upon payment of the notes.

There can be no assurances that we will be able to pay these notes when due.  If we default on the notes due to the lack of new funding, we could be materially adversely affected.

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

The Settlement Agreement and Mutual Release stipulated that we would pay Plexar $52,000 with payments as follows: $5,000 no later than August 25, 2009, which was paid; $15,000 no later than October 15, 2009; eight additional payments of $4,000, with the first of these monthly payments due on November 15, 2009 and continuing on the 15th day of each successive month through June 15, 2010.  If any of the above payments remained unpaid for more than five calendar days after each is due, then an additional payment of $9,000 would be due.  The October 15th payment and subsequent payments were not made timely, and we were in default of the Settlement Agreement.  On November 2, 2009, Plexar obtained a final judgment against us for $56,053.69 in the Ohio court.  Plexar stated its intention to seek to domesticate the judgment in Florida.  On December 21, 2009, we paid the sum of $32,036 to Plexar of which $30,000 was applied to the Judgment and $2,036 was applied to attorney’s fees pursuant to an agreement for settlement of the same date.  On January 20, 2010, we paid the sum of $27,919.12 to Plexar as a final payment pursuant to the agreement for settlement which includes accrued interest, filing fees and attorney’s fees for the month of December 2009. Plexar has filed a notice of discharge in both the Ohio Court and the Broward County, Florida Court.  This case is now closed.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended June 30, 2009, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing IDSI.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  During the second quarter ended December 31, 2009, there were no material changes in risk factors as previously disclosed in our Form 10-K filed on October 13, 2009.

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

The development chronology stated above details how complicated the process is to develop a brand new medical imaging technology.  We believe that we have a strong patent portfolio and are the world leader in optical tomography.  We have received marketing approval in China and Canada, the CE Mark for the European Union, ISO 9001:2000 registration, ISO 13485:2003 registration, UL Electrical Test Certificate, and Product registrations in Brazil and Argentina.  Worldwide, our end users have completed more than 14,000 patient scans, and we have sold 14 CTLM® systems as of the date of this report.  Our decision to fund the Company through the sale of equity has enabled us to reach this important milestone.  In fiscal 2009 we used the proceeds from the sale of convertible debentures for working capital.  Going forward we intend to use the proceeds of draws from our Southridge Private Equity Credit Agreement and any successor private equity agreements or alternative financing facilities, which may include issuance of convertible preferred stock, as our sources of working capital.  Substantial additional financing will be required before and after the filing of the PMA application.

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

In the Asia-Pacific Region, we previously announced that we contracted with BAC, Inc. to manage our representative office in Beijing, existing distributors and develop new areas.  As part of our continuing cost cutting initiatives, we closed our representative office in January 2009, and in December 2008, we terminated our contract with BAC, Inc. for non-performance.  In March 2009, we announced the appointment of Jainsons Pty Ltd Company as our new distributor for Australia and New Zealand.  In April 2009, we announced that we hired Dr. Rajesh Suresh Sheth as our Managing Director for India.  Dr. Sheth, a radiologist with more than 18 years of experience, will be responsible for marketing and promoting the CTLM® system to hospitals and imaging centers throughout Mumbai and New Delhi.  We are currently negotiating with a new distributor for China.

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

Activities in Europe and the Middle East are top marketing priorities for IDSI.  As a result of our participation as an exhibitor at the Arab Health Medical Conference in January 2010 in Dubai, UAE, and at the European Congress of Radiology (“ECR”) in March 2009 in Vienna, Austria, we were able to meet with qualified distributors to discuss their interest in representing us in their respective territories.  While attending Arab Health IN January 2009, we hired a Managing Director to market the CTLM® in the UAE and parts of the Middle East.  We are not marketing or seeking distributors and will not market the CTLM® directly or indirectly in Iran, Sudan and/or Syria because of U.S. economic sanctions and export controls.

In March 2009, we announced the appointment of Shihab Muscat United LLC (“SMU”) as our exclusive distributor for the country of Oman.  Additionally, we are negotiating with distributors in Egypt, Jordan, Saudi Arabia, India, and Belgrade.  In April 2009, we signed a non-exclusive agreement with Neomedica d.o.o. Beograd to market the CTLM® system to the private and public sectors of Slovenia, Croatia, Serbia, Montenegro, and Macedonia.  In October 2008, we announced that our distributor, Laszlo Meszaros of Kardia Hungary Kft. purchased the first CTLM® system for Budapest, Hungary.  The CTLM® system has been installed at the new MeDoc HealthCare Center (“MDHC”) located in Budapest, in collaboration with Dr. Maria Gergely, Chief Radiologist of Uzsoki Hospital.  Also in April 2009 we announced that Socrate Medical SRL located in Milan, Italy, has been selected as a distributor for the CTLM® system in Northern and Central Italy.

We previously announced in October 2008 that our distributor, The Oyamo Group (“Oyamo”) placed an order for the first CTLM® system for Jerusalem, Israel.  Oyamo obtained the import license from The Israeli Ministry of Health for the CTLM® system and has recently advised us that they now plan to install the system at Sheba Medical Center at Tel Hashomer, which is outside of Tel Aviv, in March 2010.

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

ECR is one of the largest medical meetings in Europe and the second largest radiology meeting in the world.  We plan on exhibiting at ECR 2010 from March 4th to the 8th.  The clinical study conducted at Tianjin Medical University Cancer Institute and Hospital was accepted as one of the conferences’ presentations.

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

In October 2009, we received our renewal from the People’s Republic of China of our Registration Certificate for Medical Device, Registration No. SFDA(1) 20093242463.  This registration is valid for four years from the date of issuance.

In November 2009, we announced that we received a deposit for a second system in Malaysia and a purchase order for a system to be installed in Indonesia.  The systems will be delivered in January 2010.  The orders were placed through Jainsons Pty Ltd Company.

We exhibited our CTLM® system and clinical case studies at the 95th annual meeting of the Radiological Society of North America (RSNA) in Chicago, IL from November 29 to December 3, 2009.  According to the RSNA Daily Bulletin, attendance for the 95th annual scientific assembly, meeting, and technical exhibition was estimated at approximately 57,000.

In January 2010, we announced the appointment of Ultra-X BH as the exclusive distributor for the CTLM® for Brazil.  Ultra-X was founded in 1987 specializing in software and hardware diagnostic solutions with locations in Brazil, Europe and Asia.  Ultra-X Brazil will introduce the CTLM® system to the private and public sector, including government officials, exhibit at local trade shows, and support additional clinical studies for future applications of the CTLM® technology.

In February 2010, we announced that the Australian Department of Health and Ageing Therapeutic Goods Administration (TGA) has approved the CTLM® for inclusion in the Australian Register of Therapeutic Goods.  The TGA must approve the inclusion of all medical devices in the Register before devices can be sold in Australia.  Approval was obtained through the efforts of Jainsons Pty Ltd., our distributor for the CTLM® in Australia.

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

Under the Sixth Private Equity Credit Agreement we have drawn down $2,042,392 and issued 227,000,000 shares of common stock.  On November 23, 2009, we terminated our Sixth Private Equity Credit Agreement in connection with the execution of our Private Equity Credit Agreement with Southridge, which was amended on January 7, 2010.

As of the date of this report, since January 2001, we have drawn an aggregate of $42,714,650 in gross proceeds from our equity credit lines with Charlton and have issued 425,676,012 shares as a result of those draws.

The Southridge Private Equity Credit Agreement
On November 23, 2009, we and Southridge entered into a new “Southridge Private Equity Credit Agreement” which has replaced our prior Sixth Private Equity Credit Agreement with Charlton.  On January 7, 2010, we and Southridge amended the terms of the “Southridge Private Equity Credit Agreement” and revised the language to clarify that Southridge is irrevocably bound to accept our put notices subject to compliance with the explicit conditions of the Agreement.

The terms of the Southridge Private Equity Credit Agreement are similar to the terms of the prior Sixth Private Equity Credit Agreement with Charlton.  This new credit line’s terms are (i) The put option price is 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche (the “Valuation Period”), (ii) the commitment period is three years from the effective date of a registration statement covering the Southridge Private Equity Credit Agreement shares, (iii) the maximum commitment is $15,000,000, (iv) There is no minimum commitment amount,  and (v) there are no fees associated with the Southridge Private Equity Credit Agreement.  The conditions to our ability to draw under this private equity line, as described above, may materially limit the draws available to us.

We are obligated to prepare promptly, and file with the SEC within sixty (60) days of the execution of the Southridge Private Equity Credit Agreement, a Registration Statement with respect to not less than 100,000,000 of Registrable Securities, and, thereafter, use all diligent efforts to cause the Registration Statement relating to the Registrable Securities to become effective the earlier of (a) five (5) business days after notice from the Securities and Exchange Commission that the Registration Statement may be declared effective, or (b) one hundred eighty (180) days after the Subscription Date, and keep the Registration Statement effective at all times until the earliest of (i) the date that is one year after the completion of the last

Closing Date under the Purchase Agreement, (ii) the date when the Investor may sell all Registrable Securities under Rule 144 without volume limitations, or (iii) the date the Investor no longer owns any of the Registrable Securities (collectively, the "Registration Period"), which Registration Statement (including any amendments or supplements, thereto and prospectuses contained therein) shall not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading.

We are further obligated to prepare and file with the SEC such amendments (including post-effective amendments) and supplements to the Registration Statement and the prospectus used in connection with the Registration Statement as may be necessary to keep the Registration Statement effective at all times during the Registration Period, and, during the Registration Period, and to comply with the provisions of the Securities Act with respect to the disposition of all Registrable Securities of the Company covered by the Registration Statement until the expiration of the Registration Period.

On January 12, 2010, we filed a Registration Statement for 120,000,000 shares pursuant to the requirements of the Southridge Private Equity Credit Agreement.  This Registration Statement has not yet been declared effective.

Sale of Building
In March 2008, we completed the sale of our Plantation, Florida building for $4.4 million, which was paid for in the following installments:

First Installment	8/02/2007	$1,100,000.00
Second Installment	9/21/2007	$1,100,000.00
Third Installment	12/14/2007	$550,000.00
Fourth Installment	1/04/2008	$550,000.00
Fifth Installment	1/18/2008	$1,056,000.00
Final Payment	3/26/2008	$44,027.00

These funds were used to finance our operations on terms more favorable than those which were available under the Fifth Private Equity Credit Agreement, which was then in effect.

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

After the issuance of shares pursuant to Whalehaven’s Notice of Exercise of its Warrant and subsequent issuance of new Warrants, they have a balance of 11,666,667 shares available for exercise.  After the issuance of shares pursuant to Alpha’s Notice of Exercise of its Warrant and subsequent issuance of new Warrants, they had a balance of 3,555,555 shares available for exercise.

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

As of September 30, 2009, Whalehaven held Warrants to purchase 11,666,667 shares of common stock at an exercise price of $0.005.  On October 14, 2009, Whalehaven exercised Warrants to purchase 6,000,000 shares and received 4,648,649 shares of common stock using the cashless conversion feature with a Volume Weighted Average Price (“VWAP”) conversion price of $0.022.  The shares were issued pursuant to Rule 144.  Whalehaven held Warrants to purchase 5,666,667 shares of common stock at an exercise price of $0.005.

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

In October 2009, the Placement Agents exercised its Warrants to purchase 2,666,666 shares and received 1,989,845 shares of common stock using the cashless conversion feature with a VWAP conversion price of $0.0197.  The shares were issued pursuant to Rule 144.

In December 2009, Whalehaven exercised its remaining Warrants to purchase 5,666,667 shares and received 4,542,328 shares of common stock using the cashless conversion feature with a VWAP conversion price of $0.0252.  The shares were issued pursuant to Rule 144.

Short Term Loans
In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes are due and payable in the amount of principal and 20% premium, so that the total amount due will be $285,000.  The original due date of December 21, 2009, has been extended to February 28, 2010.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  As of the date of this report, we have paid on these notes the aggregate principal amount of $68,750 to three of the four private investors.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes are payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due will be $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned upon payment of the notes.

On January 8, 2010, we borrowed $600,000 from a private investor pursuant to a short-term promissory note.  This note is payable April 6, 2010 in the amount of principal plus 15%

premium, so that the total amount due will be $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned upon payment of the notes.

There can be no assurances that we will be able to pay these notes when due.  If we default on the notes due to the lack of new funding, we could be materially adversely affected.

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

10.104	Private Equity Credit Agreement between Imaging Diagnostic Systems, Inc. and Southridge Partners II LP dated November 23, 2009. Incorporated by reference to our Form 8-K filed on November 25, 2009.
10.105	Registration Rights Agreement between Imaging Diagnostic Systems, Inc. and Southridge Partners II LP dated November 23, 2009. Incorporated by reference to our Form 8-K filed on November 25, 2009.
10.106
Private Equity Credit Agreement (Amended) between Imaging Diagnostic Systems, Inc. and Southridge Partners II LP dated January 7, 2010.  Incorporated by reference to our Form S-1 filed on January 12, 2010.

10.107
Registration Rights Agreement (Amended) between Imaging Diagnostic Systems, Inc. and Southridge Partners II LP dated January 7, 2010.  Incorporated by reference to our Form S-1 filed on January 12, 2010.

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

Dated: February 16, 2010		Imaging Diagnostic Systems, Inc.

	By:	/s/ Linda B. Grable
Linda B. Grable
Chief Executive Officer

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President and Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)