Form 10-Q
period 2010-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2010-05-17
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of each of the issuer’s classes of equity as of May 17, 2010: 832,391,485 shares of common stock, no par value; and 35 shares of Series L convertible preferred stock outstanding.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheet

Assets

	Mar. 31, 2010	Jun. 30, 2009
Current assets:	Unaudited	*
Cash	$239,846	$12,535
Accounts receivable, net of allowances for doubtful accounts
of $57,982 and $57,982, respectively	24,188	21,514
Loans receivable, net of reserve of $57,000
and $57,000, respectively	357	357
Other Receivables	50,000	-
Inventories, net of reserve of $399,000 and $408,000, respectively	496,698	527,467
Prepaid expenses	19,517	35,617

Total current assets	830,606	597,490

Property and equipment, net	243,620	332,031
Intangible assets, net	179,426	205,059

Total assets	$1,253,652	$1,134,580

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,809,522	$1,994,220
Customer deposits	98,114	96,114
Short term debt	1,348,188	-
Convertible debenture, net of debt discount of $0
and $35,352, respectively	-	173,468

Total current liabilities	3,255,824	2,263,802

Convertible preferred stock (Series L), 9% cumulative annual dividend,
no par value, 35 and 0 shares issued, respectively	350,000	-

Stockholders equity (Deficit):
Common stock	104,982,394	102,280,228
Common stock - Debt Collateral	(1,150,000)	-
Additional paid-in capital	3,953,886	3,499,717
Deficit accumulated during development stage	(110,138,452)	(106,909,167)

Total stockholders' equity (Deficit)	(2,352,172)	(1,129,222)

Total assets and stockholders' equity (Deficit)	$1,253,652	$1,134,580

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)

Condensed Statement of Operations

	Nine Months Ended		Three Months Ended		Since Inception
	March 31,		March 31,		Dec. 10, 2003 to
	2010	2009	2010	2009	Mar. 31, 2010
Net Sales	$177,079	$8,294	1,300	-	$2,320,571
Gain on sale of fixed assets	-	1,181,894	-	-	2,794,565
Cost of Sales	20,361	8,549	166	-	926,466

Gross Profit	156,718	1,181,639	1,134	-	4,188,670

Operating Expenses:
General and administrative	2,512,766	1,886,307	583,072	483,390	57,502,180
Research and development	429,637	1,028,282	174,350	210,484	22,123,652
Sales and marketing	233,594	469,301	53,347	102,114	9,006,415
Inventory valuation adjustments	11,456	17,255	4,930	4,308	4,764,127
Depreciation and amortization	114,043	157,977	37,516	52,659	3,271,272
Amortization of deferred compensation	-	-	-	-	4,064,250

	3,301,496	3,559,122	853,215	852,955	100,731,896

Operating Loss	(3,144,778)	(2,377,483)	(852,081)	(852,955)	(96,543,226)

Interest income	779	31	-	-	309,180
Other income	15,655	3,837	11,209	733	780,047
Other income - LILA Inventory	-	(66)	-	(66)	(69,193)
Interest expense	(100,941)	(474,372)	(34,121)	(188,637)	(7,767,500)

Net Loss	(3,229,285)	(2,848,053)	(874,993)	(1,040,925)	(103,290,692)

Dividends on cumulative Preferred stock:
From discount at issuance	-	-	-	-	(5,402,713)
Earned	-	-	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(3,229,285)	$(2,848,053)	$(874,993)	$(1,040,925)	$(110,138,452)

Net Loss per common share:
Basic and Diluted:
Net loss per common share	$(0.004)	$(0.007)	$(0.001)	$(0.003)	$(0.656)

Weighted average number
of common shares	735,202,223	402,381,227	803,804,978	409,508,056	167,937,064

The accompanying notes are an intergral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows

	Nine Months		Since Inception
	Ended March 31,		(12/10/93) to
	2010	2009	Mar. 31, 2010
Cash flows from operations:
Net loss	$(3,229,285)	$(2,848,053)	$(103,290,692)
Changes in assets and liabilities	1,267,583	718,724	30,755,888
Net cash used in operations	(1,961,702)	(2,129,329)	(72,534,804)

Cash flows from investing activities:
Proceeds from sale of property & equipment	-	2,400	4,390,015
Capital expenditures	-	(1,231)	(7,578,436)
Net cash provided by (used in) for investing activities	-	1,169	(3,188,421)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Other financing activities	1,241,794	800,000	7,876,823
Proceeds from issuance of preferred stock	350,000	-	18,389,500
Net proceeds from issuance of common stock	597,219	1,350,971	49,747,037

Net cash provided by financing activities	2,189,013	2,150,971	75,963,071

Net increase in cash	227,311	22,811	239,846

Cash, beginning of period	12,535	49,433	-

Cash, end of period	$239,846	$72,244	$239,846

The accompanying notes are an intergral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three and nine month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2010.  These condensed financial statements have been prepared in accordance with Financial Accounting Standards guidance for Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on October 13, 2009.

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

In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations, which would materially impact our ability to continue as a going concern.  Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for capital requirements to date.  Recently we have relied on raising additional capital through our new Private Equity Credit Agreement with Southridge Partners II, L.P. (“Southridge”) dated January 7, 2010, which replaced the Charlton Agreement and through the issuance of short term promissory notes.  We also intend to raise capital through other sources of financing.  See Part II, Item 5. Other Information – “Financing/Equity Line of Credit.”  In the event we are unable to draw from this new private equity line, alternative financing will be required to continue operations, and there is no assurance that we will be able to obtain alternative financing on commercially reasonable terms.  There is no assurance that, if and when Food and Drug Administration (“FDA”) marketing clearance is obtained, the CTLM® will achieve market acceptance or that we will achieve a profitable level of operations.

We currently manufacture and sell our sole product, the CTLM® - Computed Tomography Laser Mammography.  We are appointing distributors and installing collaboration systems as part of our global commercialization program.  We have sold 15 systems as of March 31, 2010; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  We are attempting to create increased product awareness as a foundation for developing markets through an international distributor network.  We may be able to exit reporting as a Development Stage Enterprise upon two successive quarters of sufficient revenues such that we would not have to utilize other funding to meet our quarterly operating expenses.

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	March 31, 2010	June 30, 2009
	Unaudited
Raw materials consisting of purchased parts, components and supplies	$517,319	$529,410
Work-in-process including units undergoing final inspection and testing	28,942	28,943
Finished goods	349,437	377,114

Sub-Total Inventories	895,698	935,467

Less Inventory Reserve	(399,000)	(408,000)

Total Inventory - Net	$496,698	$527,467

We review our Inventory for parts that have become obsolete or in excess of our manufacturing requirements and our Finished Goods for valuation pursuant to our Critical Accounting Policy for Inventory.  For the fiscal year ending June 30, 2009, we reclassified the net realizable value of $8,591 for a CTLM® system from Inventory to Clinical Equipment because of its use as a clinical system at the University of Florida.  For the fiscal year ending June 30, 2008 since such finished goods are being utilized for collecting data for the PMA, we reclassified the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical Equipment.  For the fiscal year ending June 30, 2009 we had $408,000 of Inventory that we deem impaired due to the lack of inventory turnover.  No further Inventory Reserve was recorded for the quarter ending March 31, 2010.

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

For purposes of the following disclosures the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended March 31, 2010: no dividend yield; no expected volatility as we had no option grants; risk-free interest rate of 4%; and an expected eight-year term for options granted.  For the quarter ending March 31, 2010, the net income and earnings per share reflect the actual deduction for option expense as a non-cash compensation expense.

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

Stock-based compensation expense recorded during the three months ended March 31, 2010, was $518,643 compared to $76,450 from the corresponding period in fiscal 2009.  In connection with the Sale/Lease-Back of our commercial building, we recorded $297 as non-qualified stock option expense for the three months ended March 31, 2010.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back”.

The weighted average fair value per option at the date of grant for the three months ended March 31, 2010 and 2009, using the Black-Scholes Option-Pricing Model was $.0491 and $.01, respectively.  The weighted average fair value per option at the date of grant for the nine months ended March 31, 2010 and 2009, using the Black-Scholes Option-Pricing Model was $.0491 and $.0124, respectively.  Assumptions were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Expected Volatility(1)	173.16%	131.31%	173.16%	133.21%
Risk Free Interest Rate(2)	4%	4%	4%	4%
Expected Term(3)	8 yrs	8 yrs	8 yrs	8 yrs

(1)  We calculate expected volatility through a mathematical formula using the last day of the week’s closing stock price for the previous 61 weeks prior to the option grant date.  The expected volatility for the three and nine months ending March 31, 2010 and 2009 in the table above are weighted average calculations.

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

NOTE 7 - COMMON STOCK ISSUANCES – PRIVATE EQUITY CREDIT AGREEMENT

During the third quarter ending March 31, 2010, we drew $350,000 but only received $300,000 from our Private Equity Credit Agreement with Southridge Partners II LP (Southridge).  The balance of $50,000 from the credit line was received on April 7, 2010.  For the three months ended March 31, 2010, we recorded deemed interest expense of $28,068 for our private equity credit agreement.  See Item 5.  Other Information – “Financing/Equity Line of Credit.”  Subsequent to the end of the third quarter, we drew $650,000 from our Private Equity Credit Agreement with Southridge through the date of this report.

NOTE 8 – SALE/LEASE-BACK OF BUILDING

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

On March 31, 2008, we closed the sale of our commercial building for $4.4 million to Bright Investments LLC (“Bright”), an unaffiliated third-party and a sister company to Superfun B.V. pursuant to our September 13, 2007 sale/lease-back agreement with Superfun B.V.  We received payments of $2,200,000 in the quarter ending September 30, 2007, $550,000 in the quarter ending December 31, 2007, and $1,650,027 in the quarter ending March 31, 2008.  We recorded the advanced payments received as a current liability on the Balance Sheet which was carried until we received the full payment of $4.4 million.  At that time we conveyed title to our property and executed the five year lease.  Pursuant to FAS-98, we recorded the sale, removed the sold property and its related liabilities from the Balance Sheet and deferred the gain over the five year term of the operating lease in accordance with the provisions of FAS-13 amended by FAS-28.  We computed the amount of gain on the sale portion of the sale/lease-back in accordance with the provisions of FAS-66.  In this regard, we recorded a gain of $1,609,525 and recorded a deferred gain of $1,040,000, which is the present value of the lease payments over the five year term of the lease.  We planned to amortize the deferred gain in proportion to the gross rental charged to expense over the lease term.  The lease provided a six-month rent holiday with rent payments commencing on September 14, 2008.  To account for the rent holiday, we recorded $13,935 for Rent Expense from March 14th to March 31st and accrued that amount as a deferred rent liability.  From April 1st to September 14th, we recorded rent expense of $24,000 per month and accrued that amount as a deferred rent liability. The $144,000 deferred rent liability was amortized on a straight-line basis over the lease term.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back.

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

NOTE 9 – DEBT DISCOUNT

In connection with the sale of a $400,000 convertible debenture on November 20, 2008 to Whalehaven Capital Fund Limited (“Whalehaven”) and Alpha Capital Anstalt (“Alpha”), we recorded interest expense to amortize the debt discount in the amount of $12,455 during the prior period which ended December 31, 2009.  See “Part II, Item 5, Debenture Private Placement”

NOTE 10 – SHORT-TERM DEBT

From November 10, 2009 to March 31, 2010 we borrowed $1,591,794 in the aggregate from six unaffiliated third party investors.  As additional consideration for $237,500 of these loans in December 2009, we issued 16,625,000 restricted shares of common stock.  Upon maturity and extensions of the original maturity dates, we are obligated to pay the principal amount and $258,144 in premium.  With respect to $1,000,000 principal amount of these notes, we issued 55,363,637 shares of restricted common stock as collateral.  The fair market value of these collateral shares at the date of issuance were recorded and presented as a contra equity account “Common stock – Debt Collateral” as they remain unearned and subject to be returned once the related debt is repaid.  With respect to $350,000 principal amount of a note, we issued 35 shares of Series L Convertible Preferred Stock as collateral.  On March 31, 2010 one of the third party investors converted these collateral shares, pursuant to the terms of their $350,000 promissory note, and the note was cancelled.  During the third quarter ending March 31, 2010 we repaid the principal amount of $93,750 and $10,000 in premium.  Subsequent to the end of the quarter, we repaid the principal amount of $48,044 and $644 in premium.  See “Item 2 Results of Operations, Issuance of Stock in Connection with Short-Term Loans”

NOTE 11 – SUBSEQUENT EVENTS

There was $1.1 million of short term debt which matured on various dates near the recent quarter end.  These loans were all extended to June 15, 2010 as the maturity date.

We obtained another $650,000 through the issuance of 16,718,562 shares of common stock, after March 31, 2010 under the terms of our Private Equity Credit Agreement with Southridge.

As of May 14, 2010, there are 53,367,007 shares available to issue on a fully diluted basis.  Although the open Registration Statement provides for 90,892,568 shares, hence there is a limit as to how many shares can be issued under the Registration Statement.

We have evaluated all subsequent events through May 14, 2010 for disclosure purposes.

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

As of the date of this report we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through March 31, 2010 of $110,138,452 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA Pre-Market Approval (“PMA”) process, and the costs associated with advanced product development activities.  There can be no assurances that we will obtain the PMA, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

RESULTS OF OPERATIONS

SALES AND COST OF SALES

We are continuing to develop our international markets through our global commercialization program.  In the quarter ended March 31, 2010, we recorded revenues of $1,300 representing an increase of $1,300 from $0 during the quarter ended March 31, 2009.  The Cost of Sales during the quarter ended March 31, 2010, were $166 representing an increase of $1,134 from $0 during the quarter ended March 31, 2009.  The revenue of $1,300 and cost of sales of $166 are from the installment sale of our CTLM® system to one of our distributors.  No new CTLM® Systems were sold in the quarter ended March 31, 2010.  See Item 5.  Other Information – “Other Recent Events”

Revenues for the nine months ended March 31, 2010, were $177,079 representing an increase of $168,785 or 2,035% from $8,294 in the corresponding period in 2009.  The Cost of Sales during the nine months ended March 31, 2010, was $20,361 representing an increase of $11,812 or 138% from $8,549 in the corresponding period in 2009.  During the nine months ended March 31, 2010, we sold one CTLM® System which was installed in August 2009 at the Catherine Women’s Medical Center in Petaling Jaya, Malaysia.

Other Income for the three and nine months ended March 31, 2010, was $11,209 and $15,655, respectively, representing the use of our facilities by Bioscan and consulting with our engineers pursuant to the Bioscan Agreement (See Part II, Item 5, Other Information, “Laser Imager for Lab Animals”).

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the three and nine months ended March 31, 2010, were $583,072 and $2,512,765, respectively, representing increases of $99,682 or 21% and $626,458 or 33%, from $483,390 and $1,886,307 in the corresponding periods in fiscal 2009.  Of the $583,072, there was a one time credit adjustment of $460,000 due to recording the issuance of 24,000,000 shares to be used as collateral in connection with loans in December 2009.  Of the $1,043,072, compensation and related benefits comprised $794,922 (76%) compared to $365,209 (76%), during the three months ended March 31, 2009.  Of the $794,922 and $365,209 compensation and related benefits, $513,063 (65%) and $72,679 (25%), respectively, were due to equity based compensation related to expensing stock options.

Of the $2,512,765, compensation and related benefits comprised $1,333,781 (53%), compared to $1,108,581 (59%), during the nine months ended March 31, 2009.  Of the $1,333,781 and $1,108,581 compensation and related benefits, $516,519 (39%) and $104,777 (10%), respectively, were due to equity based compensation related to expensing stock options.

The three-month increase of $99,682 is a net result.  The significant increases were $429,713 in compensation and related benefits; $123,644 in premium expenses associated with the short-term loans; and $20,195 in travel related expenses.

The increases were partially offset by decreases of $460,000 due to recording the issuance of 24,000,000 shares to be used as collateral in connection with loans in December 2009; and $11,535 in proxy service expenses as a result of not having our Annual Meeting in the period.

The nine-month increase of $626,458 is a net result.  The significant increases were $225,201 in compensation and related benefits; $465,500 in loan costs expense associated with the issuance of additional consideration for short-term loans; $231,144 in premium expenses associated with the short-term loans; and $37,500 for a call option fee associated with obtaining a medium term bank bond to be used as collateral for a bank loan.

The increases were partially offset by decreases of $41,422 in legal expenses involving Corporate and Securities matters; $81,588 in rent expense; $64,000 in placement fees associated with the sale of Convertible Debentures in August and November 2008; $76,429 in proxy service expenses as a result of not having our Annual Meeting in the period; $22,565 in maintenance and repairs; $32,975 in insurance premiums; and $13,494 in freight expenses.

We do not expect a material increase in our general and administrative expenses until we realize significant revenues from the sale of our product.

RESEARCH AND DEVELOPMENT

Research and development expenses during the three and nine months ended March 31, 2010, were $174,350 and $429,637, respectively, representing decreases of $36,134 or 17% and $598,645 or 58%, from $210,484 and $1,028,282 in the corresponding periods in 2009.  Of the $174,350, compensation and related benefits comprised $158,093 (91%), compared to $161,824 (77%) during the three months ended March 31, 2009.  Of the $158,093 and $161,824 compensation and related benefits, $5,580 (4%) and $3,246 (2%), respectively, were due to equity based compensation related to expensing stock options.

Of the $429,637, compensation and related benefits comprised $355,757 (83%), compared to $602,533 (59%) during the nine months ended March 31, 2009.  Of the $355,757 and $602,533 compensation and related benefits, $8,224 (2%) and $10,118 (2%), respectively, were due to equity based compensation related to expensing stock options.

The three-month decrease of $36,134 is due primarily to $3,731 in compensation and related benefits as a result of a reduction in staff; and $33,328 in clinical expenses due to the variable costs associated with our PMA clinical trials.

The nine-month decrease of $598,645 is due primarily to $246,776 in compensation and related benefits as a result of a reduction in staff; $115,671 in clinical expenses due to the variable costs associated with our PMA clinical trials; $159,957 in consulting expenses primarily associated with monitoring our PMA activities; $53,432 in freight charges associated with the importation of the CTLM® system at the Catholic University Hospital in Rome, Italy; and $16,891 in travel expenses.

We expect a significant increase in research and development expenses in fiscal 2010 due to the cost of completing our PMA clinical trials in the United States.  We also expect consulting expenses and professional fees to increase due to PMA activities.  See Item 5. Other Information - “Recent Developments, Regulatory Matters”.

SALES AND MARKETING

Sales and marketing expenses during the three and nine months ended March 31, 2010, were $53,347 and $233,594, respectfully, representing decreases of $48,767 or 48% and $235,707 or 51%, from $102,114 and $469,301 in the corresponding periods in 2009.  Of the $53,347, compensation and related benefits comprised $0, compared to $25,765 (25%) during the three months ended March 31, 2009.  Of the $0 and $25,765 compensation and related benefits, $0 (0%) and $525 (2%), respectively, were due to equity based compensation related to expensing stock options.

Of the $233,594, compensation and related benefits comprised $762 (0%), compared to $84,519 (18%) during the nine months ended March 31, 2009.  Of the $762 and $84,519 compensation and related benefits, $0 (0%) and $1,544 (2%), respectively, were due to equity based compensation related to expensing stock options.

The three-month decrease of $48,767 is a net result.  The significant decreases were $25,781 in compensation and related benefits due to a reduction in marketing support staff; and $74,502 in representative office expense as a result of our new strategic marketing plan to appoint a distributor and dealers and close our representative office in Beijing, China as part of our cost savings initiative.

The decreases were partially offset by increases of $9,422 in trade show expenses; $5,207 in advertising and promotion; $6,059 in printing expenses; $2,209 in regulatory expenses and $25,390 in travel expenses.

The nine-month decrease of $235,707 is a net result.  The significant decreases were $83,757 in compensation and related benefits due to a reduction in marketing support staff; $151,253 in representative office expense as a result of our new strategic marketing plan to appoint a distributor and dealers and close our representative office in Beijing, China as part of our cost savings initiative; $14,451 in advertising and promotion; $9,924 in freight expenses; and $8,605 in regulatory expenses.

The decreases were partially offset by increases of $26,375 in trade show expenses and $7,671 in travel expenses.

We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.

AGGREGATED OPERATING EXPENSES

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the three months ended March, 2010 and 2009, which were $853,215 and $852,955 respectively, we had an increase of $260 or 0%.

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the nine months ended March 31, 2010 and 2009, which were $3,301,495 and $3,559,122 respectively, we had a decrease of $257,627 or 7%.

The increase of $14,782 in the three-month comparative period was primarily due to an increase of $99,682 in general and administrative expenses which was offset by decreases of $36,134 in research and development expenses and $48,767 in sales and marketing expenses.

The decrease of $207,894 in the nine-month comparative period was primarily due to decreases of $598,645 in research and development expenses and $235,707 in sales and marketing expenses, which was offset by an increase of $626,458 in general and administrative expenses.

We expect a significant increase in research and development expenses throughout the balance of fiscal 2010 due to the cost of finishing our PMA clinical trials in the United States and submission of our PMA application to the FDA.  We also expect consulting expenses and professional fees to increase due to PMA activities.

Inventory Valuation Adjustments during the three and nine months ended March 31, 2010, were $4,930 and $11,456, respectively, representing an increase of $622 or 14% and decrease of $5,799 or 34%, from $4,308 and $17,255, respectively, during the three and nine months ended March 31, 2009.  The fluctuations are a result of write-down of systems that have lost value due to usage as demonstrators on consignment.

Compensation and related benefits during the three and nine months ended March 31, 2010, were $952,999 and $1,690,300, respectively, representing an increase of $400,201 or 72% and a decrease of $105,332 or 6% from $552,798 and $1,795,632, respectively, during the three and nine months ended December 31, 2009.  Of the $952,999 and $1,690,300 compensation and related benefits, $518,643 (54%) and $524,743 (31%), respectively, were due to equity based compensation associated with expensing stock options, which was an increase of $442,193 or 578% and $408,303 or 351% from $76,450 and $116,439 during the three and nine months ended March 31, 2009.

Interest expense during the three and nine months ended March 31, 2010, was $34,121 and $100,941, respectively, representing decreases of $154,516 or 82% and $373,431 or 79% from $188,637 and $474,372, respectively, during the three and nine months ended December 31, 2009.  The interest expense is primarily comprised of the amortization of the debt discount on our convertible debenture and the imputed interest associated with our equity credit line with Charlton Avenue, LLC in the first and second quarter and Southridge Partners II LLP in the third quarter as per the terms and conditions of our private equity credit agreements.  Our utilization of the credit line decreased significantly as we used the proceeds from short-term loans for current operations, which resulted in a reduction of interest expense for the periods.  See Part II. Item 5.  Other Information – “Financing/Equity Line of Credit”.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $239,846 as of March 31, 2010.  This is an increase of $227,311 from $12,535 as of June 30, 2009.  During the quarter ending March 31, 2010, we received a net of $300,000 from the sale of common stock through our private equity agreement with Southridge, and we received $954,294 from short term loans.  See Part II. Item 5, – “Financing/Equity Line of Credit” and “Short-Term Loans”.

We do not expect to generate a positive internal cash flow for at least the next 12 months due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA PMA process, the costs associated with product development activities and the time required for homologations from certain countries.

Property and Equipment was valued at $243,620 net as of March 31, 2010.  The overall decrease of $88,411 from June 30, 2009 is due primarily to depreciation recorded for the first, second and third quarters.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions, with loans from unaffiliated third parties, and through a sale/lease-back transaction involving our former headquarters facility.  Net cash used for operating and product development expenses during the nine months ending March 31, 2010, was $1,961,702, primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities.  At March 31, 2010, we had working capital of $(2,425,218) compared to working capital of $(1,666,312) at June 30, 2009.

During the third quarter ending March 31, 2010, we raised $350,000 through the sale of shares of common stock pursuant to our Amended Private Equity Credit Agreement with Southridge dated January 7, 2010, and we received $954,294 from short term loans.  See Item 5. Other Information “Financing – Equity Line of Credit.”  We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  We expect to use our Amended Private Equity Agreement with Southridge and/or alternative financing facilities to raise the additional funds required to continue operations.  In the event that we are unable or elect not to utilize the Amended Private Equity Agreement with Southridge or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Southridge or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the nine months ending March 31, 2010, were $0 as compared to $1,231 for the nine months ending March 31, 2009.  These expenditures were a direct result of purchases of computer and miscellaneous equipment.  We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2010 will be approximately $5,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of March 31, 2010.  Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs.  Our future capital requirements will depend on many factors, including the following:

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

Issuance of Stock in Connection with Short-Term Loans

In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  The original due date of December 21, 2009, was extended to February 28, 2010 and subsequently extended to June 15, 2010.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 has been extended to June 15, 2010.

On January 8, 2010, we borrowed $600,000 from a private investor pursuant to a short-term promissory note.  This note was payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 has been extended to June 15, 2010.

On February 25, 2010, we borrowed $350,000 from a private investor pursuant to a short-term promissory note.  We issued to the investor 35 shares of Series L Convertible Preferred Stock as collateral.  This note had a maturity date of April 30, 2010; however, the investor gave us notice of conversion to the collateral shares on March 31, 2010.  The Note was cancelled upon this conversion.

As of the date of this report, we have repaid the aggregate principal and premium in the amount of $147,500 on our short term notes connected with the issuance of stock for collateral and additional consideration.

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

Based on our preliminary investigation of this matter, we believe that this claim is without merit, and we intend to vigorously defend the case.  Our Italian counsel responded to the lawsuit in November 2008 and requested and was granted an extension to May 2009 to respond.  Our counsel filed our defenses in the Court of Venice at a hearing held in June 2009.  The judge set the next hearing for March 3, 2010 in order to allow the parties to clarify their claims and defenses.  At the hearing, the plaintiffs did not prove all of the facts underlying their claims.  The Judge set a hearing for November 10, 2010 for the “clarification of conclusions”.  At that time, our counsel will present our demand for damages from “vexatious litigation” by the plaintiffs.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended June 30, 2009, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing IDSI.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  During the third quarter ended March 31, 2010, there were no material changes in risk factors as previously disclosed in our Form 10-K filed on October 13, 2009.

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

The development chronology stated above details how complicated the process is to develop a brand new medical imaging technology.  We believe that we have a strong patent portfolio and are the world leader in optical tomography.  We have received marketing approval in China and Canada, the CE Mark for the European Union, ISO 13485:2003 registration, UL Electrical Test Certificate, and Product registrations in Brazil and Argentina.  Worldwide, our end users have completed more than 14,000 patient scans, and we have sold 15 CTLM® systems as of the date of this report.  Our decision to fund the Company through the sale of equity has enabled us to reach this important milestone.  In fiscal 2009 we used the proceeds from the sale of convertible debentures for working capital.  Going forward from March 2010, we intend to use the proceeds of draws from our Southridge Private Equity Credit Agreement and any successor private equity agreements or alternative financing facilities, which may include issuance of convertible preferred stock, as our sources of working capital.  Substantial additional financing will be required before and after the filing of the PMA application.

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

We previously announced in October 2008 that our distributor, The Oyamo Group (“Oyamo”) placed an order for the first CTLM® system for Jerusalem, Israel.  Oyamo obtained the import license from The Israeli Ministry of Health for the CTLM® system and has recently advised us that they now plan to install the system at Sheba Medical Center at Tel Hashomer, which is outside of Tel Aviv, in July 2010.

In January 2010, we exhibited the CTLM® at the Arab Health 2010 medical conference held from January 26 – 29 at the Dubai International Convention and Exhibition Centre in Dubai, United Arab Emirates (UAE). We demonstrated the CTLM system, identified potential distributors for the Middle East region and obtained prospective sales leads.  The Arab Health Exhibition and Congress is one of the largest and most prestigious healthcare events in the Middle East, with over 2,300 exhibitors from over 65 countries and more than 60,000 medical professionals.

In March 2010, we exhibited our CTLM® system and clinical results at the annual European Congress of Radiology (ECR 2010) held from March 4 -8, in Vienna, Austria.  ECR 2010 attracted approximately 19,000 participants worldwide.  ECR is one of the largest medical meetings in Europe and the second largest radiology meeting in the world and currently has 45,000 members.

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

On March 22, 2010, we entered into two-year employment agreements (the “Agreements”) and accompanying stock option agreements with Linda B. Grable, Chairman of the Board and Chief Executive Officer, (“Grable”) Allan L. Schwartz, Executive Vice President and Chief Financial Officer, (“Schwartz”) and Deborah O’Brien, Senior Vice President, (“O’Brien”).  Each Agreement is for a two-year term commencing March 22, 2010.  The Agreements provide annual base salaries of $168,000 per annum for Grable, $192,000 for Schwartz, and $138,000 for O’Brien.  Each executive officer’s option agreement provides an option to purchase 6,000,000 shares of the Company’s common stock, of which 3,000,000 shares vested and became exercisable on the effective date of the employment agreement and 3,000,000 shares shall vest and become exercisable on March 22, 2011.  The option exercise price per share is $.05, the closing price of the Company’s common stock on March 22, 2010.  Grable’s new employment agreement replaces her previous employment agreement which was set to expire on April 15, 2010.  The prior employment agreements for Mr. Schwartz and Ms. O’Brien expired on March 22, 2010 and September 14, 2008, respectively.

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

On January 12, 2010, we filed a Registration Statement for 120,000,000 shares pursuant to the requirements of the Southridge Private Equity Credit Agreement.  This Registration Statement was declared effective on February 25, 2010.

As of the date of this report, we have drawn down $1,000,000 and issued 24,107,432 shares of common stock under the Private Equity Credit Agreement with Southridge.

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

On November 12, 2008, our Registration Statement relating to the Initial Debenture was declared effective.  On November 20, 2008, we entered into a Securities Purchase Agreement with two unaffiliated third parties, Whalehaven and Alpha Capital Anstalt (“Alpha”), relating to a private placement (the “New Private Placement”) of $400,000 in principal amount of one-year 8% Senior Secured Convertible Debentures (the “New Debentures”).  We were required to file a Registration Statement covering the shares of common stock underlying the New Debentures, including any shares payable as interest, pursuant to the terms of a Registration Rights Agreement dated November 20, 2008, between IDSI and Whalehaven and Alpha promptly following our annual meeting of shareholders, which was held on December 29, 2008.  At the meeting the shareholders voted to approve an amendment to our articles of incorporation to increase the authorized shares from 450,000,000 to 950,000,000 (the “Share Amendment”).  We were required to use commercially reasonable efforts to cause a Registration Statement to be declared effective as promptly as practicable, and no later than 75 days after filing.  In the case of a review by the Securities and Exchange Commission the effectiveness date deadline extended to 120 days.  In the absence of timely filing or effectiveness, we would be subject to customary liquidated damages.

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

Short Term Loans
In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  The original due date of December 21, 2009, was extended to February 28, 2010 and subsequently extended to June 15, 2010.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  As of the date of this report, we have paid on these notes the aggregate principal and premium in the amount of $147,500.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 has been extended to June 15, 2010.

On January 8, 2010, we borrowed $600,000 from a private investor pursuant to a short-term promissory note.  This note was payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of April 6, 2010 has been extended to June 15, 2010.

On February 23, 2010, we borrowed $4,293 from an employee pursuant to a short-term promissory note.  This note is payable April 23, 2010 in the amount of principal plus 15% premium, so that the total amount due was $4,938.  This note was paid in full on April 19, 2010.

On February 25, 2010, we borrowed $350,000 from a private investor pursuant to a short-term promissory note.  We issued to the investor 35 shares of Series L Convertible Preferred Stock as collateral.  This note had a maturity date of April 30, 2010; however, the investor gave us notice of conversion to the collateral shares on March 31, 2010.  The Note was cancelled upon this conversion.

As of the date of this report, we have repaid the aggregate principal and premium on our short term notes in the amount of $152,438.

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

10.108
Employment Agreement and Stock Option Agreement dated March 22, 2010, between Imaging Diagnostic Systems, Inc. and Linda B. Grable, Chief Executive Officer.  Incorporated by reference to our Form 8-K filed on March 25, 2010.

10.109
Employment Agreement and Stock Option Agreement dated March 22, 2010, between Imaging Diagnostic Systems, Inc. and Allan L. Schwartz, Executive Vice President and Chief Financial Officer.  Incorporated by reference to our Form 8-K filed on March 25, 2010.

10.110
Employment Agreement and Stock Option Agreement dated March 22, 2010, between Imaging Diagnostic Systems, Inc. and Deborah O’Brien, Senior Vice-President.  Incorporated by reference to our Form 8-K filed on March 25, 2010.

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

Dated: May 17, 2010		Imaging Diagnostic Systems, Inc.

	By:	/s/ Linda B. Grable
Linda B. Grable
Chief Executive Officer

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President and Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)