Form 10-K
period 2010-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2010-10-13
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2010
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

Based on the average closing bid and asked prices of the common stock on the latest practicable date, October 12, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant was $12,577,939.

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 12, 2010 was 884,278,434.  As of October 12, 2010, the issuer had 35 shares of preferred stock outstanding.

Documents Incorporated By Reference
[None]

IMAGING DIAGNOSTIC SYSTEMS, INC.
FORM 10-K
ANNUAL REPORT

Main Table of Contents

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

PART I

Item 1.  Our Business

Overview
Imaging Diagnostic Systems, Inc. (“IDSI”) is a development stage medical technology company.  Since its inception in December 1993, we have been engaged in the development and testing of a Computed Tomography Laser Breast Imaging System for detecting breast cancer (CT Laser Mammography or, "CTLM®").  We are currently in the process of commercializing the CTLM® in certain international markets where approvals to market have been secured although CTLM® is not yet approved for sale in the U.S.  We initially filed a Pre-Market Approval (“PMA”) application for the CTLM® with the Food and Drug Administration (“FDA”) in 2003.  Because the CTLM® was determined to be new medical technology for which there was no predicate device, it was automatically designated a Class III medical device, which requires PMA approval.

In August 2003, we received a letter from the FDA citing some deficiencies in our PMA application.  Initially we planned on submitting an amendment to make the PMA approvable and received an extension of time in March 2004 to respond with the amendment.  In October 2004, we made a decision to voluntarily withdraw our current PMA application and resubmit the entire package in a simpler and more clinically and technically robust filing.  In November 2004, we received a letter from the FDA stating that the CTLM® study has been declared a Non-Significant Risk (NSR) study when used for our intended use.  We have completed a draft of our application to obtain FDA marketing clearance and have engaged counsel to assist us in the preparation and review of our application.  We believe that this application will be filed with the FDA by the end of December 2010.

The CTLM® system is a CT-like scanner, but its energy source is a laser beam and not ionizing x-radiation such as is used in conventional x-ray mammography or CT scanners.  The advantages of imaging without ionizing radiation may be significant in our markets.  CTLM® is an emerging new imaging modality offering the potential of functional molecular imaging, which can visualize the process of angiogenesis which may be used to distinguish between benign and malignant tissue.  X-ray mammography is a well-established method of imaging the breast but has limitations especially in dense breast cases.  Ultrasound is often used as an adjunct to mammography to help differentiate tumors from cysts or to localize a biopsy site.  The CTLM® is being marketed as an adjunct to mammography not a replacement for it, to provide the radiologist with additional information to manage the clinical case.  We believe that the adjunctive use of CT Laser Mammography may help diagnose breast cancer earlier, reduce diagnostic uncertainty especially in mammographically dense breast cases, and may help decrease the number of biopsies performed on benign lesions.  The CTLM® technology is unique and patented.  We intend to develop our technology into a family of related products.  We believe these technologies and clinical benefits constitute substantial markets for our products well into the future.

As of the date of this report, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through June 30, 2010 of $111,880,882 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA approval process, and the costs associated with advanced product development activities.  We had originally planned on submitting our application to the FDA in December 2008; however, due to delays caused by our lack of financing as well as technical and operational issues, we anticipate that the remaining process consisting of the preparation, documentation and review of the application by outside counsel will be completed and filed by the end of December 2010.  Nonetheless, this timetable cannot be met unless we obtain sufficient financing through the sale of equity or debt securities.  There can be no assurance that we will obtain this financing.  Further, since we rely on outside experts in data management, monitoring, biostatistics and FDA matters, there can be no assurance that we will be able to timely submit the application even if we obtain the necessary financing.  Finally, there can be no assurance that we will obtain FDA approval; that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

Main Table of Contents

Breast Cancer
The National Cancer Institute (NCI) estimated that approximately 207,090 new cases of invasive breast cancer and 54,010 cases of carcinoma in situ (CIS) non-invasive (localized) breast cancer will be diagnosed in the United States during 2010.  Breast cancer ranks as the second leading cause of cancer-related death among women and will cause an estimated 39,840 deaths in women in the U.S. in 2010.  Based on rates from 2005-2009, 1 in 8 women will be diagnosed with breast cancer during their lifetime.

There is widespread agreement that screening for breast cancer, when combined with appropriate follow-up, will reduce mortality from the disease.  According to the National Cancer Institute (NCI), the five-year relative survival rate of women who have cancer confined to the primary site is 98%.  It decreases from 98% to 84% after the cancer has spread to the lymph nodes, and to 23% after it has spread to other organs such as the lung, liver or brain.  A major problem with current detection methods is that studies have shown that mammography does not detect 10%-20% of breast cancers detected by physical exam alone.

Breast cancer screening is generally recommended as a routine part of preventive healthcare for women over the age of 20 (approximately 90 million in the United States).  Besides skin cancer, breast cancer is the most commonly diagnosed cancer among U.S. women.  For these women, the American Cancer Society (ACS) has published guidelines for breast cancer screening including: (i) monthly breast self-examinations for all women over the age of 20; (ii) a clinical breast exam (CBE) every three years for women in their 20s and 30s; (iii) a baseline mammogram for women by the age of 40; and (iv) an annual mammogram for women age 40 or older.

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

Main Table of Contents

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

CTLM®
The CTLM® laser breast imaging system is being marketed as an adjunct to mammography and will not compete directly with X-ray mammography.  CTLM® is, however, an emerging new modality offering the potential of functional molecular imaging, which can visualize the process of angiogenesis which may be used to distinguish between benign and malignant tissue.  While x-ray mammography and ultrasound produce two dimensional images (2D) of the breast which is three dimensional (3D), the CTLM® produces 3D images.

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

A CTLM® breast exam is non-invasive and can be performed by a medical technician.  A patient lies face down on a scanning table with one breast suspended naturally into a specially designed scanning chamber.  The scanner images the breast in contiguous slices from chest wall to nipple in minutes.  One breast is scanned at a time.  The CTLM® is a sophisticated electro-mechanical scanner under microprocessor and computer control.  Results are available immediately in digital format for comparison to mammography results, consultation, transmission to multi-modality reading stations, or archiving.

Images and study results present as multiple-slice data sets which can be viewed slice-by-slice or as a 3D volume with image manipulation tools.  Images are usually viewed in gray and

Main Table of Contents

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

Main Table of Contents

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

In August 2003, we received a letter from the FDA citing some deficiencies in our PMA application.  Initially we planned on submitting an amendment to make the PMA approvable and received an extension of time in March 2004 to respond with the amendment.  In October 2004, we made a decision to voluntarily withdraw our current PMA application and resubmit the entire package in a simpler and more clinically and technically robust filing.  In November 2004, we received a letter from the FDA stating that the CTLM® study had been declared a Non-Significant Risk (NSR) study when used for our intended use.  We have completed a draft of our application to obtain FDA marketing clearance and have engaged counsel to assist us in the preparation and review of our application.  We believe that this application will be filed with the FDA by the end of December 2010.

We have engaged the services of U.S. regulatory consultants who specialize in FDA matters to assist us in the final preparation and submission of our FDA application.  See Item 1.  “Business-Regulatory and Clinical Status, United States/FDA”.  If we are unable to obtain prompt FDA approval, it will have a material adverse effect on our business and financial condition and would result in postponement of the commercialization of the CTLM®.  See “Regulatory and Clinical Status”.

Any products manufactured or distributed by us pursuant to FDA marketing clearance will be subject to pervasive and continuing regulation by the FDA.  Labeling, advertising and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission.  In addition, the marketing and use of our products may be regulated by various state agencies.  The export of medical devices is also subject to regulation in certain instances.  Both the FDA and the individual states may inspect the manufacturers of our products on a routine basis for compliance with current QSR regulations and other requirements.

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

Main Table of Contents

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

In October 2003, we announced that we received a Certificate of Approval that our Quality Management System has been inspected and upgraded to the following quality assurance standards: ISO 9001:2000, ISO, 13485:2003, and Annex II have been granted.  As of the date of this report, almost 100 countries, including the United States, the United Kingdom, Germany, Australia, Canada, Japan and France have adopted ISO Standards as the primary means for evaluating the quality of manufacturing products.  We have been re-inspected by UL and our EC Certificate of Approval and our ISO 13485:2003 have been renewed through May 29, 2012.

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

Main Table of Contents

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

We announced in March 2009 that our research and development team achieved a technical breakthrough with a new reconstruction algorithm that improves visualization of angiogenesis (cancer) in the CTLM® images.  The improved algorithm enhances the images by reducing the number of artifacts occasionally produced during an examination, thereby making diagnosis easier.  We also incorporated streamlined numerical methods into the software so that the new algorithm does not require additional computing resources, allowing us to provide the improved functionality to existing customers as a software upgrade.

As of May 2009, 10 clinical sites have participated in the clinical trials and we believe we have sufficient clinical data to support our FDA application.  As of the date of this report, we have completed a draft of our application to obtain FDA marketing clearance and have engaged counsel to assist us in the preparation and review of our application.  We believe that this application will be filed with the FDA by the end of December 2010.

The development chronology stated above details how complicated the process is to develop a brand new medical imaging technology.  We believe that we have a strong patent portfolio and are the world leader in optical tomography.  We have received marketing approval in China and Canada; the CE Mark for the European Union; ISO 13485:2003 registration; UL Electrical Test Certificate; and Product registrations in Brazil and Argentina.  The registrations for Brazil and Argentina were not renewed in 2009 because of the costs associated with new testing requirements by UL.  We have now completed the Electromagnetic Compatibility (“EMC”) testing required by UL and plan to submit our renewal

Main Table of Contents

application for these product registrations in 2011.  Worldwide, our end users have completed more than 15,000 patient scans, and we have sold 15 CTLM® systems as of the date of this report.  Our decision to fund the Company primarily through the sale of equity has enabled us to reach this important milestone.  In fiscal 2010 we used the proceeds from short-term loans and proceeds from our Southridge Private Equity Credit Agreement for working capital.  Going forward we intend to use the proceeds of draws from our Southridge Private Equity Credit Agreement and any successor private equity agreements with Southridge and/or alternative financing facilities, which may include issuance of convertible preferred stock, as our sources of working capital.  Substantial additional financing will be required before and after the filing of the FDA application.  See Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters – “Financing/Equity Line of Credit.”

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

Since CT laser breast imaging is a new imaging modality the rate at which the CTLM® achieves market acceptance and penetration will depend on many variables.  These include, but are not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy, and cost-effectiveness of the CTLM®, and the advantage of the CTLM® when used as an adjunct to existing technology and cancer detection methods.  We believe that the clinical data being collected and assessed under our FDA clinical trial and at research sites will have a significant impact on the ultimate market size for our device.  Failure of our products to gain market acceptance would have a material adverse effect on our business, financial condition, and results of operations.  There can be no assurance that physicians or the medical community in general will accept and/or utilize the CTLM®.

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

Main Table of Contents

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

International Distributors - Global Commercialization

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

In the Asia-Pacific Region, we previously announced that we contracted with BAC, Inc. to manage our representative office in Beijing, existing distributors and develop new areas.  As part of our continuing cost cutting initiatives, we closed our representative office in January 2009, and in December 2008, we terminated our contract with BAC, Inc. for non-performance.  In March 2009, we announced the appointment of Jainsons Pty Ltd Company as our new distributor for Australia and New Zealand.  In July 2010, we announced that we installed a CTLM® system at Tata Memorial Hospital, the national cancer comprehensive cancer center in Mumbai, India.  The system was placed by Anto Puthiry, Managing Director of High-Tech Healthcare Equipments Pvt. Ltd.  We continue to seek qualified distribution channels in China but as of the date of this report we have not secured such channels.

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

We previously signed an exclusive distributor in Malaysia, where interest in breast cancer detection and treatment was surging due to publicity surrounding their former First Lady, who succumbed to the disease.  In September 2007, we announced the installation of a CTLM® system at the Univeriti Putra Malaysia (“UPM”) in Kuala Lumpur, Malaysia.  The CTLM® was installed at UPM’s academic facility within the jurisdiction of the Ministry of Education and was evaluated by specialists from UPM in conjunction with specialists from Serdang Hospital in Kuala Lumpur.  Following the evaluation at UPM, we appointed a new distributor, Daichi Holding Berhad (“Daichi”) of Penasng, Malaysia.  The CTLM® was removed from UPM academic facility at the conclusion of the evaluation period.  Daichi issued a purchase order for this system and it was initially installed in August 2009 at Catherine Women’s Medical Center in Petaling Jaya, Malaysia.  On September 22, 2009, we announced that Daichi completed the purchase of the system with full payment.  In June 2010, Daichi notified us that they were relocating the system and is now installed at the Breast Wellness (M) SDN. BHD (a public limited liability company) in Petaling Jaya, Malaysia.

Activities in Europe and the Middle East are top marketing priorities for IDSI.  As a result of our participation as an exhibitor at the Arab Health Medical Conference in January 2009 in Dubai, UAE, and at the European Congress of Radiology (“ECR”) in March 2009 in Vienna, Austria, we were able to meet with qualified distributors to discuss

Main Table of Contents

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

We previously announced in October 2008 that our distributor, The Oyamo Group (“Oyamo”) placed an order for the first CTLM® system for Jerusalem, Israel.  Oyamo obtained the import license from The Israeli Ministry of Health for the CTLM® system and has recently advised us that they now plan to install the system at Sheba Medical Center at Tel Hashomer, which is outside of Tel Aviv, by the end of November 2010.

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

Among our global users, we have three systems in Poland, two in Italy, two in the Czech Republic, two systems in the United Arab Emirates, and two systems in China as well as one system each in Germany, Hungary, Malaysia and India.  As of the date of this report IDSI’s users have performed over 15,000 CT Laser Mammography (CTLM®) patient scans worldwide.

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

The U.S. President and Congress have enacted a comprehensive reform of the U.S. healthcare system through the passage of the Health Care Reform Act of 2010 (the “Act”).  The ultimate effect of this new Act to reform health care is uncertain, and there can be no assurance that the changes made to the U.S. healthcare system will not materially adversely affect us.  Some of the provisions in the Act may limit and further reduce and control spending on healthcare products and services, limit coverage for new technology

Main Table of Contents

and limit or control the price health care providers and drug and device manufacturers may charge for their services and products, respectively.  These reforms could cause U.S. healthcare providers to limit use of or not use the CTLM® systems, in which case we would be materially adversely affected.

Product Liability

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of cancer detection products.  While the CTLM® is being developed as an adjunct to other diagnostic techniques, there can be no assurance that we will not be subjected to future claims and potential liability.  We previously carried $3,000,000 in product liability insurance to cover both clinical sites and sales.  As part of our cost savings initiatives, we cancelled the policy as we have not had any adverse experiences after conducting more then 15,000 patient scans worldwide.

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

CTLM® Laser Mammography Systems are installed in the following countries: Italy, Germany, Poland, the Czech Republic, the Peoples Republic of China, Malaysia and the United Arab Emirates.  Over 15,000 breast exams have been completed on CTLM® systems.

Patents

The rapid technological advancements that characterize the medical device industry have led us to rely on a combination of patents, trade secrets, copyrights, trademarks, and confidentiality procedures and processes to protect our CTLM® and other technologies that we have developed.

The original patent for the CTLM® was granted in December 1997 under U.S. Patent Number 5,692,511 (the “Patent”).  The Patent has a total of 4 independent claims and 24 subordinate claims.  The independent claims serve to provide an overall outline of the disclosure of the invention.  The subordinate claims provide additional information to identify pertinent details of the invention as they relate to the respective specific independent claim.  We own the rights to the Patent for its 17-year life pursuant to an exclusive patent licensing agreement with the late Richard Grable, who invented the CTLM® and served as our Chief Executive Officer and whose estate has owned the Patent since his death in August 2001.  See “Patent Licensing Agreement” and “Certain Transactions.”  As of the date of this report, we own 20 patents and have 3 additional United States patents pending with regard to optical

Main Table of Contents

tomography, many of which are based on the original CTLM® technology.  We also have 17 International patents and have two International patents pending.

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

Main Table of Contents

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

Main Table of Contents

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

In June 1998, IDSI signed an exclusive patent license agreement with Mr. Grable, which covers some of the technology for the CTLM®.  The term of the license is for the life of the Patent (17 years) and any renewals, subject to termination under specific conditions.  As consideration for this license, Mr. Grable received 7,000,000 shares of common stock and a royalty based upon a percentage, ranging from 6% to 10%, of the dollar amount earned from each sale before taxes minus the cost of the goods sold and commissions or discounts paid.  The royalty provisions do not apply to sales made prior to receipt of FDA approval for the CTLM®.  In addition, following FDA approval, Mr. Grable would be eligible for minimum royalties of $250,000 per year based on the sales of the products and goods in which the CTLM® patent is used.  Mr. Grable’s interests in the patent license agreement passed to his estate in August 2001.  Mrs. Richard Grable, our Chairman and CEO, is the principal beneficiary of Mr. Grable’s estate.

The following table sets forth the Patent licensing royalty structure:

ANNUAL ADJUSTED SALES	PERCENTAGE
$0 to $1,999,999	10%
$2,000,000 to $3,999,999	9%
$4,000,000 to $6,999,999	8%
$7,000,000 to $9,999,99	7%
Greater than $10,000,000	6%

Main Table of Contents

Employees
As of October 2010, we have 19 full-time employees, including our three executive officers.  Seven of our employees (36%), are employed in the areas of scientific, clinical and product research and development.  In September 2009, we had 14 full-time employees, of which eight (57%) were employed in the areas of scientific, clinical and product research and development.  The increase is due to staffing requirements to complete our FDA application.  Our ability to develop our products and provide our services is dependent upon our recruiting, hiring and retaining qualified technical personnel.  To date, we have been able to recruit and retain sufficient qualified personnel.  None of our employees are represented by a labor union.  We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Item 1A.  Risk factors

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K and certain information incorporated by reference contains “forward-looking statements” within the meaning of the federal securities laws and use terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future.  These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements.  These forward-looking statements include, among others, statements relating to our business strategy, which is based upon our interpretation and analysis of trends in the healthcare treatment industry, especially those related to the diagnosis and treatment of breast cancer, and upon management’s ability to successfully develop and commercialize its principal product, the CTLM®.  This strategy assumes that the CTLM® will provide benefits, from both a medical and an economic perspective, to alternative techniques for diagnosing and managing breast cancer.  Factors that could cause actual results to materially differ include, without limitation, the timely and successful completion of our U.S. Food and Drug Administration (“FDA”) clinical trials; the timely and successful submission of our FDA application for marketing clearance of the CTLM®; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing utilizing our Private Equity Credit Agreement or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future.  There are also many known and unknown risks, uncertainties and other factors, including, but not limited to, technological changes and competition from new diagnostic equipment and techniques, changes in general economic conditions, healthcare reform initiatives, legal claims, regulatory changes and risk factors detailed from time to time in our Securities and Exchange Commission filings that may cause these assumptions to prove incorrect and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to, those described above or elsewhere in this annual report.  All forward-looking statements and risk factors included in this document are made as of the date of this report based on

Main Table of Contents

information available to us as of the date of this report, and we assume no obligation to update any forward-looking statements or risk factors.  You are cautioned not to place undue reliance on these forward-looking statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks associated with our financial results

We have incurred and are incurring significant losses and we may not be able to continue our business in the future.

At June 30, 2010, we had an accumulated deficit of $111,880,882 after discounts and dividends on preferred stock.  These losses have resulted principally from costs associated with research and development, clinical trials and from general and administrative costs associated with our operations.  We expect operating losses will continue for at least the next 12 months due primarily to the anticipated expenses associated with:

•	demonstrator sites
•	clinical collaboration sites
•	pre-market approval process,
•	anticipated commercialization of the CTLM®, and
•	other research and development programs

We have a limited history of operations.  Since our inception in December 1993, we have been engaged principally in the development of the CTLM®, which has not been approved for sale in the United States.  While we have received FDA export approval for foreign sales, we have made only 15 foreign sales.  Consequently, we have limited experience in manufacturing, marketing and selling our products.  We currently have no source of material operating revenues and have incurred substantial net operating losses since inception.

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

Through June 30, 2010 we have spent approximately $77 million.  Our currently estimated annual expenses are approximately $2.6 million.  In the year following receipt of marketing clearance for our CTLM® from the FDA, we anticipate that we will need approximately $5 million to complete all necessary stages in order to manufacture and market the CTLM® in the United States and foreign countries.  We plan on using the net proceeds raised from the sale of common stock through our Private Equity Credit Agreement with Southridge Partners II, LP and additional financings to develop and market this product family, including funds for:

•	research, engineering and development programs,
•	pre-clinical and clinical testing of the family of products,
•	regulatory processes,
•	inventory,
•	marketing programs, and
•	operating expenses (including general and administrative expenses).

Main Table of Contents

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

In addition, our fixed commitments are substantial and would increase if additional agreements were entered into and additional personnel were retained.  We do not expect to generate a positive internal cash flow for at least 12 months due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA process, and the costs associated with advanced product development activities.

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

Since we have generated no material revenues to date, our ability to obtain and retain consultants may be dependent on our ability to issue stock for services.  Since July 1, 1996, we have issued an aggregate of 2,306,500 shares of common stock covered by registration statements on Form S-8.  The aggregate fair market value of those shares when issued was $2,437,151.  The issuance of large amounts of our common stock, sometimes at prices well below market price, for services rendered or to be rendered and the subsequent sale of these shares may further depress the price of our common stock and dilute the holdings of our shareholders.  In addition, because of the possible dilution to existing shareholders, the issuance of substantial additional shares may cause a change-in-control.  On July 15, 2008, we entered into a Financial Services Consulting Agreement (the “Agreement”) with R.H. Barsom Company, Inc. of New York, NY, an unaffiliated third-party, to provide us with investor relations services and guidance and assistance in available alternatives to maximize shareholder value.  The aggregate fair market value of the 5,000,000 restricted shares when issued was $55,000.  In April 2010, we issued 250,000 restricted shares to Frederick P. Lutz to satisfy the balance of $2,250 previously owed to him for investor relation services and for providing additional investor relation services.  The aggregate fair market value of the 250,000 restricted shares when issued was $13,500.  (See Item 5  Market for Registrant's Common Equity and Related Stockholder Matters - Private Placement of Common Stock - Issuance of Stock for Services)

We have in the past and may have to in the future sell additional unregistered convertible securities, possibly without limitations on the number of common shares the securities are convertible into, which could dilute the value of the holdings of current shareholders.

We have relied on the private placement of convertible preferred stock and convertible debentures to obtain working capital and may continue to do so in the future.  As of the date of this report, we have issued 206,827,591 shares of common stock which were converted from privately placed preferred stock and debentures.  This number of shares of common stock represents approximately 23% of the currently outstanding number of shares of common stock.

Main Table of Contents

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

In order to obtain working capital we will continue to:

•	draw on our Southridge Private Equity Agreement pursuant to a prior registration statement which has been declared effective
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

On November 23, 2009 we executed a new Private Equity Credit Agreement with Southridge, which was amended on January 7, 2010.  Pursuant to our Southridge Private Equity Credit Agreement, when we deem it necessary, we may raise capital through the private sale of our common stock to Southridge at a price equal to 93% of the market price, based on the formula set forth in our agreement with Southridge.  We may need capital in excess of the amounts available under the Southridge Private Equity Credit Agreement, and we may seek additional funding through public or private financing or collaborative, licensing and other arrangements with corporate partners.  As we utilize the Southridge Private Equity Credit Agreement, or additional funds are raised by issuing equity securities, especially convertible preferred stock, dilution to existing shareholders will result and future investors

Main Table of Contents

may be granted rights superior to those of existing shareholders.  Since January 2010 we have raised $2,000,000 and issued 71,244,381 common shares through the Southridge Private Equity Credit Agreement.  See “Financing/Equity Line of Credit/Debentures.”

We have increased and will need to increase our authorized shares of common stock to have sufficient shares available to raise capital for continuing operations and strategic initiatives which may cause the value of our common stock to decline and dilute the holdings of our shareholders.

We now have issued and outstanding 884,278,434 shares of common stock out of 950,000,000 authorized shares.  In addition, we have reserved 16,587,690 shares to cover the conversion of the 35 shares of Series L Convertible Preferred Stock outstanding and 45,523,120 shares to cover outstanding options.  As of the date of this report, we would have 3,610,756 shares available to be sold to Southridge pursuant to our effective Registration Statement.  In order to increase the availability of additional shares for use with our Southridge Equity Credit Line, our three executive officers’ have agreed that they will not exercise any of their respective options to purchase 31,377,000 shares of the Company’s common stock until all shares covered by the Registration Statement are sold, and then only if and to the extent that the Company has authorized but unissued shares of common stock available for issuance in connection with such exercise, or until the Registration Statement is withdrawn.  As a result of the waivers, we now have 34,987,756 shares available to be issued pursuant to our Registration Statement.  Given our ongoing need to issue substantial amounts of new shares to raise capital to continue operations under our Southridge Private Equity Credit Agreement with Southridge and to have the ability to engage in strategic initiatives, such issuances may cause the value of our common stock to decline and dilute the holdings of our shareholders.

Our currently authorized common stock may not be sufficient to satisfy our financing needs.

In December 2008, our shareholders approved an increase of our authorized common stock to 950,000,000 shares.  With this increase we believed that we would have sufficient shares available to raise the funds needed to complete the FDA approval process and reach a point where we could generate internal revenues from operations.  Due to delays in the completion of our clinical trials and preparation of our FDA application (due in large part to our lack of financing) as well as the depressed level of our stock price, we may not have authorized shares sufficient to satisfy our near-term financing needs.  We now have 884,278,434 shares outstanding, and after reservation of 16,587,690 shares to cover the conversion of the 35 shares of Series L Convertible Preferred Stock and 45,523,120 shares to cover outstanding options.  As of the date of this report, we would have 3,610,756 shares available to be sold to Southridge pursuant to our effective Registration Statement.  In order to increase the availability of additional shares for use with our Southridge Equity Credit Line, our three executive officers’ agreed that they will not exercise any of their respective options to purchase 31,377,000 shares of the Company’s common stock until all shares covered by the Registration Statement are sold, and then only if and to the extent that the Company has authorized but unissued shares of common stock available for issuance in connection with such exercise, or until the Registration Statement is withdrawn.  As a result of the waivers, we now have 34,987,756 shares available to be issued pursuant to our Registration Statement.  Given our substantial financing needs, low stock price and the likelihood that any new debt financing or the private placement sale of convertible preferred shares would involve convertibility into common stock, we plan to seek shareholder approval to amend our Articles of Incorporation to increase our authorized common stock at our Annual Meeting tentatively planned for December 2010. Such an increase would cause substantial additional dilution to our shareholders, and further downward pressure on our stock price, and there can be no assurance that our shareholders would approve any such increase if it were proposed.

The Southridge Private Equity Credit Line may not be available when we need it, thus limiting our ability to bring our CTLM® to market.

The Southridge Private Equity Credit Line contains various conditions to our being able to use it, including effectiveness of the required registration statement and the absence of any material adverse change in our business or financial condition.  Further, Southridge is a limited partnership registered in the state of Delaware and if it were unable or unwilling to fulfill its obligations, our legal remedies would be limited.  Thus, we may be unable to draw down on the Southridge Private Equity Credit Line when we need the funds, and that could severely harm our business and financial condition and our ability to bring the CTLM® to market.  Prior to the effective date of the Southridge Private Equity Credit Line, we were almost exclusively dependent on Charlton for working capital for nine years.  Since April 1999, we have issued to Charlton a total of 469,676,012 shares of common stock

Main Table of Contents

through conversion of $13,410,000 face amount of our preferred stock and debentures purchased by Charlton and through $44,714,650 in purchases under all of our private equity lines.  Since January 2010 we have raised $2,000,000 and issued 71,244,381 common shares through the Southridge Private Equity Credit Agreement.  See “Financing/Equity Line of Credit/Debentures.”

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

If the market price of our common stock decreases after we issue the convertible preferred stock or convertible debentures, upon conversion, we will have to issue an increased number of shares to the preferred stock and convertible debenture holders.  The sale of convertible preferred stock and debentures may result in a very large conversion at one time.  As of the date of this Report, we have no Debentures outstanding and 35 shares of Series L convertible preferred stock outstanding.  In the event that we issue additional convertible preferred stock or convertible debentures and we do not have sufficient authorized shares to cover conversion of these securities would have to seek shareholder approval increase the number of authorized shares.

In addition, if we issue warrants they will likely be exercisable at a fixed price based on the then-existing market price of our common stock.  If the market price of our common stock thereafter exceeds the warrant exercise price, exercise of the warrants may pose a risk to shareholders because these exercises may drive down the market price of our common stock.

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

Main Table of Contents

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

There are uncertainties regarding healthcare reform, including the effect of the recently-passed Health Care Reform Act of 2010 and other possible legislation, whereby our potential customers may not receive adequate reimbursement for the use of our product on their patients, which may cause our potential customers to use other services and products.

The U.S. President and Congress have enacted a comprehensive reform of the U.S. healthcare system through the passage of the Health Care Reform Act of 2010 (the “Act”).  The ultimate effect of this new Act to reform health care is uncertain, and there can be no assurance that the changes made to the U.S. healthcare system will not materially adversely affect us.  Some of the provisions in the Act may limit and further reduce and control spending on healthcare products and services, limit coverage for new technology and limit or control the price health care providers and drug and device manufacturers may charge for their services and products, respectively.  These reforms could cause U.S. healthcare providers to limit use of or not use the CTLM® systems, in which case we would be materially adversely affected.

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

Main Table of Contents

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

The price of our common stock has fluctuated substantially since it began trading on the OTC Bulletin Board in September 1994.  For example, in the current fiscal year which began July 1, 2010, the bid price ranged from a low of $0.014 in the second quarter to a high of $0.034 in the first quarter, and in our last fiscal year which ended June 30, 2010, the bid price ranged from a low of $0.004 in the first quarter to a high of $0.068 in the third quarter.  The market price of our shares, like that of the common stock of many other medical device companies, is likely to continue to be highly volatile.  Factors that may have an impact on the price of our common stock include:

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

Until the time when we are able to generate material revenues, we are dependent on equity or other financing to continue operations.  We will require substantial additional funds for our operations and the costs associated with the submission of our FDA application.  In the event that we are unable to utilize our Equity Credit Line, our common shares may be used for the conversion of new preferred stock or debentures or to accommodate other future issuances of equity securities.

Based on the closing bid price of our common stock on October 12, 2010 of $0.0146 per share, hypothetically 955,882,353 shares would be required to be issued to draw the entire $13 million balance available under the Southridge Private Equity Credit Agreement; however, our ability to use the equity credit line at any particular time will be limited by the number of shares currently authorized and based on our stock price at the time, unless our shareholders approve an increase in our authorized shares.

As of October 12, 2010, we would be required to issue hypothetically 1.01 billion authorized shares apportioned as follows:

	955,882,353 shares for complete utilization of the Southridge Private Equity Credit Agreement
	45,523,120 shares required for the exercise of all outstanding options
      16,587,690 shares required for the conversion of the 35 shares of Series L Convertible Preferred Stock

Main Table of Contents

We now have issued and outstanding 884,278,434 shares of common stock out of 950,000,000 authorized shares.  After reservation of 16,587,690 shares to cover the conversion of the 35 shares of Series L Convertible Preferred Stock and 45,523,120 shares to cover outstanding options, as of the date of this report, we would have 3,610,756 shares available to be sold to Southridge pursuant to our effective Registration Statement.  In order to increase the availability of additional shares for use with our Southridge Equity Credit Line, our three executive officers’ agreed that they will not exercise any of their respective options to purchase 31,377,000 shares of the Company’s common stock until all shares covered by the Registration Statement are sold, and then only if and to the extent that the Company has authorized but unissued shares of common stock available for issuance in connection with such exercise, or until the Registration Statement is withdrawn.  As a result of the waivers, we now have 34,987,756 shares available to be issued pursuant to our Registration Statement.

There is potential exposure to us in that certain shares of common stock have been issued by us pursuant to conversion of our convertible debentures and exercise of related warrants, which were resold by the debenture holders relying on the effectiveness of the relevant registration statement.

From November 12, 2008 through December 5, 2008, the Debenture holders Whalehaven Capital Fund Ltd. (“Whalehaven”) and Alpha Capital Anstalt (“Alpha”) converted $175,000 principal amount of the first $400,000 debenture, sold on August 1, 2008, for which the relevant registration statement became effective on November 12, 2008.  On November 20, 2008, in connection with the sale of the second $400,000 debenture, the text of the first debenture was amended to add conforming language implementing the $.013 floor price for conversion of the debentures as agreed to by the parties on October 23, 2008.  On December 10, 2008, we entered into an Amendment Agreement with Whalehaven and Alpha (the “Purchasers”) specifically relating to the warrants which accompanied the initial debenture (the “Warrants”).  Under this Amendment Agreement, we agreed to reduce the exercise price of the Warrants to $.015 per share in exchange for the Purchasers' agreement to immediately exercise the Warrants as to 7,000,000 shares (5,000,000 covered by the Whalehaven Warrant and 2,000,000 covered by the Alpha Warrant).  On December 12, 2008, we filed a prospectus supplement reflecting this re-pricing of the warrants.

As of December 31, 2008, we entered into a second Amendment Agreement with Whalehaven and Alpha specifically relating to the Warrants.  On January 5, 2009, we filed a prospectus supplement.  Under the second Amendment Agreement, we agreed to reduce the exercise price of the Warrants to $.005 per share in exchange for the Purchasers' agreement to immediately exercise the Warrants as to 14,755,555 shares (11,200,000 by Whalehaven and 3,555,555 by Alpha).  We further agreed to issue new Warrants to purchase at $.005 per share up to a number of shares of Common Stock equal to the number of shares underlying the existing Warrants being exercised by Whalehaven and Alpha under the second amendment agreement.  On January 7, 2009, we filed a prospectus supplement reflecting this re-pricing of the Warrants.

The re-pricing of the Warrants and amendment of the initial debentures after the effectiveness of the subject registration statement, together with the sale of shares underlying the debentures and warrants after the effectiveness, may have resulted in the unlawful sale of unregistered securities, based on the SEC’s interpretive guidance which permits the registration for resale of securities issued pursuant to a private placement provided that the terms of the private placement are not changed following effectiveness of the registration statement.  The re-pricing of the Warrants may have been inconsistent with this guidance.  Consequently, third parties who purchased the subject shares after November 12, 2008 could sue us and/or Whalehaven or Alpha for rescission. The measure of damages would be the purchase price paid plus interest. We are unable to assess the amount of damages in the event that there is any liability.  As of the date of this Report, neither we nor Whalehaven nor Alpha has been contacted by any third parties seeking rescission.  See Sale of Unregistered Securities -"Debenture Private Placement".

We currently are controlled by our executive officers and directors; however, a change-in-control may occur.

Our management beneficially owns 45,152,794 shares of our common stock or 6.12% (assuming exercise of their currently exercisable options) of our common stock.  Although management owns a minority of the outstanding common stock, since we do not have cumulative voting, and since, in all likelihood the officers and directors will be voting as a block and will be able to obtain proxies of other shareholders, management may remain in a position to elect all of our directors and control our policies and issue up to 955,882,353 shares to

Main Table of Contents

draw the balance of $13 million available under the Southridge Private Equity Credit Agreement.  The amounts of shares issuable under the Southridge Private Equity Credit Agreement or any subsequent Private Equity Credit Agreement could increase substantially if our common stock price declines.  Dilution to management's ownership percentage as a result of share issuances under the Southridge Private Equity Credit Agreement and subsequent financings could cause a change in control.

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

We rely primarily on a combination of trade secrets, patents, copyright and trademark laws, and confidentiality procedures to protect our technology.  Our ability to compete effectively in the medical imaging products industry will depend on our success in protecting our proprietary technology, both in the United States and abroad.  There can be no assurances that any patent that we apply for will be issued, or that any patents issued will not be challenged, invalidated, or circumvented, that we will have the financial resources to enforce them, or that the rights granted will provide any competitive advantage.  We hold 16 foreign patents; however, we have applied for 6 patents in various foreign countries.  We could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties, the expenditure of which we might not be able to afford.  Although we have entered into confidentiality and invention agreements with our employees and consultants, there can be no assurance that these agreements will be honored or that we will be able to protect our rights to our non-patented trade secrets and know-how effectively.  There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.  In addition, we may be required to obtain licenses to patents or other proprietary rights from third parties.  If we do not obtain required licenses, we could encounter delays in product development or find that the development, manufacture, or sale of products requiring these licenses could be foreclosed.  Additionally, we may, from time to time, support and collaborate in research conducted by universities and governmental research organizations.  There can be no assurance that we will have or be able to acquire exclusive rights to the inventions or technical information derived from such collaborations or that disputes will not arise with respect to rights in derivative or related research programs that we conducted in conjunction with these organizations.

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

Main Table of Contents

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

In the United States, the CTLM® is regulated as a medical device and is subject to the FDA's pre-market clearance or approval requirements.  To obtain FDA approval of an application for marketing clearance of a diagnostic device such as the CTLM®, the FDA application must demonstrate based on statistically significant results from extensive clinical studies, that the subject device is safe and has clinical utility, meaning that as a diagnostic tool it provides information that measurably contributes to a diagnosis or management of a disease or condition.  We rely on outside FDA consultants to assist us in reviewing and finalizing our FDA application for marketing clearance of the CTLM®.

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

There can be no assurance that we will be able to obtain or maintain the following:

•	FDA marketing clearance for the CTLM®,
•	foreign marketing clearances for the CTLM® or regulatory approvals or clearances for other products that we may develop, on a timely basis, or at all,
•	timely receipt of approvals or clearances,

Main Table of Contents

•	continued approval or clearance of previously obtained approvals and clearances, and
•	compliance with existing or future regulatory requirements.

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

Main Table of Contents

There can be no assurance that we will be able to further develop our distribution network on acceptable terms, if at all, or that any of our proposed marketing schedules or plans can or will be met.

We depend on qualified personnel to run and develop our specialized business who we may be unable to retain or hire.

Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel.  We have entered into employment agreements with our three executive officers.  The loss of the services of existing personnel, as well as the failure to recruit key scientific, technical and managerial personnel in a timely manner would be detrimental to our research and development programs and could have an adverse impact upon our business affairs and finances.  Our anticipated growth and expansion into areas and activities requiring additional expertise, such as marketing, will require the addition of new management personnel.  Competition for qualified personnel is intense and there can be no assurance that we will be able to continue to attract and retain qualified personnel necessary for the development of our business.

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

We have used and do use third parties to manufacture and deliver the components of the CTLM® and intend to continue to use third parties to manufacture and deliver these components and other products we may develop.  There can be no assurance that the third-party manufacturers we depend on for the manufacturing of CTLM® components will be in compliance with the quality system regulations (QSR) at the time of the pre-approval inspection or will maintain compliance afterwards.  This failure could significantly delay FDA marketing clearance approval for the CTLM® device.

We will rely on international sales and may be subject to risks associated with international commerce.

We have commenced international sales efforts for the CTLM® in Europe, Asia, South America and the Middle East.  Until we receive marketing clearance from the FDA to market the CTLM® in the United States, our revenues, if any, will be derived from sales to international distributors.  A significant portion of our revenues may be subject to the risks associated with international sales, including:

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

Main Table of Contents

payment arrangements which include third-party financing, leasing or extending payment terms to our distributors.

Our business has the risk of product liability claims, and preferred insurance coverage may be expensive or unavailable, which may expose us to material liabilities.

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, and marketing of cancer detection products.  Significant litigation, not involving us, has occurred in the past based on the allegations of false negative diagnoses of cancer.  There can be no assurance that we will not be subjected to claims and potential liability.  Although the FDA does not require product liability insurance with regard to clinical investigations, we previously carried $3,000,000 in product liability insurance to cover both clinical sites and sales.  As part of our cost savings initiatives, we cancelled the policy as we have not had any adverse experiences after conducting more then 15,000 patient scans worldwide.  We have assumed the risk of product liability.  A successful product liability claim against us could have a material adverse effect on the Company.  Furthermore, there can be no assurance that, in the future, we will be able to obtain adequate or maintain product liability insurance on acceptable terms.

Main Table of Contents

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

The plaintiffs alleged that they purchased the CTLM® systems for experimental purposes based on alleged oral assurances by our sales representative to the effect that we would promptly receive FDA approval for the CTLM® and that we would give them exclusive distribution rights in Italy.  The plaintiffs are seeking to recover a total of €628,595, representing the aggregate purchase price of the systems plus related expenses.

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

Main Table of Contents

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

Main Table of Contents

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

QUARTER ENDING	High Bid	Low Bid

FISCAL YEAR 2008
First Quarter	$0.088	$0.035
Second Quarter	$0.074	$0.045
Third Quarter	$0.055	$0.046
Fourth Quarter	$0.049	$0.02

FISCAL YEAR 2009
First Quarter	$0.055	$0.012
Second Quarter	$0.048	$0.02
Third Quarter	$0.023	$0.007
Fourth Quarter	$0.009	$0.005

FISCAL YEAR 2010
First Quarter	$0.011	$0.004
Second Quarter	$0.029	$0.007
Third Quarter	$0.068	$0.018
Fourth Quarter	$0.063	$0.02

FISCAL YEAR 2011
First Quarter	$0.034	$0.02
Second Quarter (until October 12, 2010)	$0.021	$0.014

On October 12, 2010, the closing trade price of the common stock as reported on the OTC Bulletin Board was $0.0146.  As of such date, there were approximately 2,804 registered holders of record of our common stock.

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

The Initial Purchase Agreement provided for the sale of the Initial Debentures in two closings.  The first closing, which occurred on August 4, 2008, was for a principal amount of $400,000.  The second closing would be for up to $400,000 and would occur within the earlier of five business days following the effective date of the Registration Statement and December 1, 2008, provided that the closing conditions in the Initial Purchase Agreement were met.  We retained the option to use our existing equity credit line until the Registration Statement was declared effective.  Sales under the Initial Purchase Agreement were subject to an 8% placement agent fee.  Thus, the first closing generated proceeds to IDSI of $368,000, before normal transaction costs.

Main Table of Contents

Prior to maturity, the Initial Debentures would bear interest at the rate of 8% per annum, payable quarterly in cash or, at our option, in shares of common stock based on the then-existing market price provided that we were in compliance with the Initial Purchase Agreement.

The Initial Debentures could be converted in whole or in part at the option of the holder any time after the closing date into our Common Stock at the lesser of (i) a set price, initially $.019 per share, which was the closing price of our shares on the closing date (“fixed conversion price”) or (ii) 80% of the 3 lowest bid prices during the 10 consecutive trading days immediately preceding a conversion date; however, the terms of each Initial Debenture prevent the holder from converting the Debenture to the extent that the conversion would result in the holder and its affiliates beneficially owning more than 4.99% of the outstanding shares of our common stock; however, the limit could be increased to 9.99% on 61 days prior written notice from the holder.

At any time after closing, we could redeem for cash, upon written notice, any and all of the outstanding Initial Debentures at a 25% premium of the principal amount plus accrued and unpaid interest on the Initial Debentures to be redeemed.

The Initial Debentures were secured by a pledge of substantially all of our assets pursuant to a Security Agreement dated August 1, 2008, between IDSI and Whalehaven.

Pursuant to the first closing of the Initial Private Placement, we issued to Whalehaven five-year Warrants to purchase 22,222,222 shares of our common stock.  The exercise price of these Warrants was $0.0228, i.e., 120% of the market price on the closing date.  The Warrants were subject to cashless exercise at Whalehaven’s option.

The placement agent was entitled to receive a Warrant to purchase common stock equal to 12% of Whalehaven’s Warrants with an exercise price equal to Whalehaven’s exercise price.  Consequently, a Warrant to purchase 2,666,666 shares was issued to the placement agent based on the first closing.

On October 23, 2008, we entered into an Amendment Agreement (the “Amendment”) with Whalehaven relating to the Initial Purchase Agreement, and the Initial Debenture due August 1, 2009, in the principal amount of $400,000 issued by us to Whalehaven pursuant to the Initial Purchase Agreement.  The Amendment provided that the minimum conversion price would be $.013 per share and that the contemplated second closing for another $400,000 debenture would be abandoned.  Consequently, no debenture or warrants were issued beyond the securities issued in connection with the first closing, as the total facility amount was limited to $400,000.

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

Prior to maturity, the New Debentures provided interest at the rate of 8% per annum, payable quarterly in cash or, at the Company’s option, in shares of common stock based on the then-existing market price.

The New Debentures could be converted in whole or in part at the option of the holder any time after the shareholders have voted to approve the Share Amendment at the lesser of (i) a set price, initially $.033 (the closing price of the shares on the closing date) or (ii) 80% of the 3 lowest bid prices during the 10 consecutive trading days immediately preceding a conversion date; provided, however, that the Conversion Price is subject to a floor price, initially $0.013, and provided further however, that the terms of each Initial Debenture prevent

Main Table of Contents

the holder from converting the Debenture to the extent that the conversion would result in the holder and its affiliates beneficially owning more than 4.99% of the outstanding shares of our common stock; however, the limit could be increased to 9.99% on 61 days prior written notice from the holder.

After the effectiveness of the Registration Statement, we could redeem for cash, upon written notice, any and all of the outstanding Debentures at a 25% premium of the principal amount plus accrued and unpaid interest on the Debentures to be redeemed.

The New Debentures were secured by a pledge of substantially all of our assets pursuant to a Security Agreement dated November 20, 2008 between IDSI and Whalehaven and Alpha.  This security interest was pari passu with the security interest granted to Whalehaven on August 1, 2008, in connection with the Company’s sale of the $400,000 Initial Debenture to Whalehaven..

In November 2008, Whalehaven converted $160,000 principal amount of the Initial Debenture and received 9,206,065 shares of our common stock as a result.  On November 26, 2008, Whalehaven sold to Alpha $50,000 principal amount of the Initial Debenture and the right to purchase 5,555,555 shares underlying the Warrant.  As a result of this transaction, the Warrant for 22,222,222 shares were replaced by a warrant held by Whalehaven covering 16,666,667 shares (the "Whalehaven Warrant") and a warrant held by Alpha covering 5,555,555 shares (the "Alpha Warrant") (collectively, the "Warrants").

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

After the issuance of shares pursuant to Whalehaven’s Notice of Exercise of its Warrant and subsequent issuance of new Warrants, they had a balance of 11,666,667 shares available for exercise.  After the issuance of shares pursuant to Alpha’s Notice of Exercise of its Warrant and subsequent issuance of new Warrants, they had a balance of 3,555,555 shares available for exercise.

We entered into a third Amendment Agreement dated as of March 20, 2009, with Whalehaven and Alpha.  This Amendment Agreement pertained to a request by the Company to the Holders that they agree to a suspension of the Company’s obligations under the Registration Rights Agreements for both the Initial and New Debentures.  In consideration for such suspensions, the Company agreed to an adjustment in the conversion price for both debentures whereby the floor price was reduced from $0.013 to $0.005 and the set price was reduced from $0.019 to $0.01.  The new formula for determining the conversion price on any Conversion Date would be equal to the lesser of (a) $0.01, subject to certain standard adjustments (the “Set Price”) and (b) 80% of the average of the 3 lowest Closing Prices during the 10 Trading Days immediately prior to the applicable Conversion Date (subject to adjustments) (the “Conversion Price”); provided, however, that the Conversion Price shall in no event be less than $0.005 (subject to certain standard adjustments).

As of June 30, 2010, Whalehaven had sold to Alpha a total of $100,000 principal amount of the August Debenture and received from Alpha a total of $50,000 principal amount of the November Debenture, which it had acquired from Alpha on March 17, 2009 in connection with the sale of $50,000 of the August Debenture to Alpha.

As of June 30, 2010, Whalehaven had converted the $300,000 of the August Debenture which it did not sell to Alpha and has received 36,841,918 shares as a result.  Whalehaven has

Main Table of Contents

converted $250,000 of the November Debenture and has received 51,600,363 shares as a result.  Thus, Whalehaven has converted all of its August and November Debentures into 88,442,281 shares of common stock.

In October 2009, Whalehaven exercised Warrants to purchase 6,000,000 shares and received 4,648,649 shares of common stock using the cashless conversion feature with a Volume Weighted Average Price (“VWAP”) conversion price of $0.022.  The shares were issued pursuant to Rule 144.  Whalehaven held Warrants to purchase 5,666,667 shares of common stock at an exercise price of $0.005.

As of June 30, 2010, Alpha had converted $100,000 of the August Debenture and received 17,313,265 shares as a result.  Alpha has converted $150,000 of the November Debenture and has received 28,429,066 shares as a result.  Thus, Alpha has converted all of its August and November Debentures into 45,742,331 shares of common stock which does not include interest.  In October 2009, we issued Alpha 2,166,263 shares as a result of the 8% interest on their portion of the debentures.

In October 2009, Alpha exercised its remaining Warrants to purchase 3,555,555 shares and received 2,942,528 shares of common stock using the cashless conversion feature with a VWAP exercise price of $0.029.  The shares were issued pursuant to Rule 144.

In October 2009, the Placement Agents exercised their Warrants to purchase 2,666,666 shares and received 1,989,845 shares of common stock using the cashless conversion feature with a VWAP exercise price of $0.0197.  The shares were issued pursuant to Rule 144.

In December 2009, Whalehaven exercised its remaining Warrants to purchase 5,666,667 shares and received 4,542,328 shares of common stock using the cashless conversion feature with a VWAP exercise price of $0.0252.  The shares were issued pursuant to Rule 144.

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

In the event that we issue preferred stock without a limit on the number of shares that can be issued upon conversion and the price of our common stock decreases, the percentage of shares outstanding that will be held by preferred holders upon conversion will increase accordingly.  The lower the market price the greater the number of shares to be issued to the preferred holders, upon conversion, thus increasing the potential profits to the holders when the price per share increases and the holders sell the common shares.  In addition, the sale of a substantial amount of preferred stock to relatively few holders could cause a possible change-in-control.  In the event of a voluntary or involuntary liquidation while the preferred

Main Table of Contents

stock is outstanding, the holders will be entitled to a specified preference in distribution of our property available for distribution.  As of the date of this report there are 35 shares of Series L Convertible Preferred Stock. (See “Issuance of Stock in Connection with Short-Term Loans”)

Series K Preferred

See “Financing/Equity Line of Credit”.

Private Placement of Common Stock

Issuance of Stock for Services

We, from time to time, have issued and may continue to issue stock for services rendered by consultants, all of whom have been unaffiliated.

Since we have generated no significant revenues to date, our ability to obtain and retain consultants may be dependent on our ability to issue stock for services.  Since July 1, 1996, we have issued an aggregate of 2,306,500 shares of common stock according to registration statements on Form S-8.  The aggregate fair market value of the shares registered on Form S-8 when issued was $2,437,151.  On July 15, 2008, we entered into a Financial Services Consulting Agreement (the “Agreement”) with R.H. Barsom Company, Inc. of New York, NY, an unaffiliated third-party, to provide us with investor relations services and guidance and assistance in available alternatives to maximize shareholder value.  The term of the Agreement is six months, with payment for services being made with shares of IDSI’s common stock with a restricted legend to Richard E. Barsom.  The total payment will be 5,000,000 restricted shares, with the first payment of 2,500,000 restricted shares paid on July 16, 2008, and the second payment of 2,500,000 restricted shares due three months after July 15, 2008.  The aggregate fair market value of the 5,000,000 restricted shares when issued was $55,000.  The Company agreed to register as soon as practicable the aggregate of 5,000,000 shares in an S-1 Registration Statement.  In April 2010, we issued 250,000 restricted shares to Frederick P. Lutz to satisfy the balance of $2,250 previously owed to him for investor relation services and for additional investor relation services.  The aggregate fair market value of the 250,000 restricted shares when issued was $13,500.

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

Main Table of Contents

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

Main Table of Contents

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

Main Table of Contents

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

On January 12, 2010, we filed a Registration Statement for 120,000,000 shares pursuant to the requirements of the Southridge Private Equity Credit Agreement.  This Registration Statement was declared effective on February 25, 2010.  On May 24, 2010 we filed a Post-Effective Amendment No. 1 to our Registration Statement to update our financial statements and related notes to the financial statements and business information for the quarter ending March 31, 2010.  We reduced the amount of shares registered to 85,744,007 shares.  This amended Registration Statement was declared effective on May 27, 2010.

As of the date of this report, we have drawn down $2,000,000 and issued 71,244,381 shares of common stock under the Private Equity Credit Agreement with Southridge.

As of the date of this report, since January 2001, we have drawn an aggregate of $44,714,650 in gross proceeds from our equity credit lines with Charlton and Southridge and have issued 496,920,393 shares as a result of those draws.

Main Table of Contents

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

Main Table of Contents

Item 6.       Selected financial data

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements"

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2010	June 30, 2009	June 30, 2008	June 30, 2007	June 30, 2006

Sales	$181,172	$70,617	$39,647	$65,136	$675,844
Gain (Loss) on sale of fixed assets	-	1,181,894	1,609,525	-	(2,439)
Cost of Sales	22,512	20,546	20,944	17,870	316,189

Gross Profit	158,660	1,231,965	1,628,228	47,266	357,216

Operating Expenses	4,872,107	4,505,908	6,232,663	7,123,347	6,984,057

Operating Loss	(4,713,447)	(3,273,943)	(4,604,435)	(7,076,081)	(6,626,841)

Interest income	995	636	13,377	11,455	8,416
Other income	118,796	5,909	7,827	250,001	21,500
Derivative expense	(64,524)	-	-	-	-
Loss on derivative expense	(137,631)	-	-	-	-
Interest expense	(175,904)	(677,031)	(40,447)	(387,697)	(565,797)

Net Loss	(4,971,715)	(3,944,429)	(4,623,678)	(7,202,322)	(7,162,722)

Dividends on cumulative Pfd. stock:
From discount at issuance	-	-	-	-	-
Earned	-	-	-	-	-

Net loss applicable to
common shareholders	$(4,971,715)	$(3,944,429)	$(4,623,678)	$(7,202,322)	$(7,162,722)

Net Loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Weighted avg. no. of common shares,
Basic & Diluted	758,622,934	424,330,162	318,673,749	271,667,256	218,846,738

Cash and Cash Equivalents	$73,844	$12,535	$49,433	$477,812	$1,467,687
Total Assets	980,360	1,134,580	1,583,356	4,365,427	6,250,909
Deficit accumulated during
the development stage	(111,880,882)	(106,909,167)	(102,964,738)	(98,341,059)	(91,138,737)
Stockholders' Equity	(2,715,156)	(1,129,222)	(468,761)	3,441,322	5,651,916

Main Table of Contents

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Inventory

Our inventories consist of raw materials, work-in-process and finished goods, and are stated at the lower of cost (first-in, first-out) or market.  As a designer and manufacturer of high technology medical imaging equipment, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage.  These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices and reliability, replacement and availability of key components from our suppliers.  We evaluate on a quarterly basis, using the guidance provided in ASC 330 (“Inventory”), our ability to realize the value of our inventory based on a combination of factors including the following: how long a system has been used for demonstration or clinical collaboration purpose; the utility of the goods as compared to their cost; physical obsolescence; historical usage rates; forecasted sales or usage; product end of life dates; estimated current and future market values; and new product introductions.  Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case excess and obsolete inventory would have to be adjusted in the future.  If we determined that inventory was overvalued, we would be required to make an inventory valuation adjustment at the time of such determination.  Although every effort is made to ensure the accuracy of our forecasts of future product demand, significant unanticipated changes in demand could have a significant negative impact on the value of our inventory and our reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure.

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model.  ASC-718, (“Compensation-Stock Compensation”) is a very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation.  The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options.  The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ materially from historical data.  However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards.  ASC-718 requires the recognition of the fair value of stock compensation in net income.  Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

Main Table of Contents

Impact of Derivative Accounting

As a result of recent financing transactions we have entered into, our financial statements for the year ended June 30, 2010 and future periods have and will be impacted by the accounting effect of the application of derivative accounting.  The application of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock,” which was effective on January 1, 2009 will significantly affect the application of ASC Topic 815 and ASC Topic 815-40 for both freestanding and embedded derivative financial instruments in our financial statements.  Generally, warrants, conversion features in debt, and similar terms that include “full-ratchet” or reset provisions, which mean that the exercise or conversion price adjusts to pricing in subsequent sales or issuances, no longer meet the definition of indexed to a company's own stock and are not exemption for equity classification provided in ASC Topic 815-15.  This means that instruments that were previously classified in equity are reclassified to liabilities and ongoing measurement under ASC Topic 815.  The amount of quarterly non-cash gains or losses we will record in future periods will be based upon the fair market value of our common stock on the measurement date.

Main Table of Contents

Results of Operations

In the continuing process of commercializing our operations and as part of our transition plan to exit from reporting as a development stage enterprise, we continue to use the format established for the fiscal year ending June 30, 2005 of our management discussion and analysis of financial condition and results of operations (MD&A) to better disclose and discuss the three most significant categories of expenses, i.e., general and administrative, research and development, and sales and marketing.

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

Twelve Months Ended June 30, 2010 and June 30, 2009

SALES AND COST OF SALES
Revenues during the year ended June 30, 2010, were $181,172 representing an increase of $110,555 or 157% from $70,617 during the year ended June 30, 2009.  The increase in revenues is a result of a sale of a CTLM® system to our distributor in Malaysia.

The Cost of Sales during the year ended June 30, 2010, was $22,512 representing an increase of $1,966 or 10% from $20,546 during the year ended June 30, 2009.  The increase in Cost of Sales is a result of a sale of a CTLM® system to our distributor in Malaysia.

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

General and administrative expenses during the year ended June 30, 2010, were $3,584,608 representing an increase of $1,205,496 or 51% from $2,379,112 during the year ended June 30, 2009.  Of the $3,584,608 and $2,379,112, compensation and related benefits comprised $1,768,030 (49%) and $1,465,548 (63%), respectively, representing an increase of $302,482 or 21%.  Of the $1,768,030 and $1,465,548 compensation and related benefits, $578,961 (33%) and $116,319 (9%), respectively, were due to non-cash compensation associated with expensing stock options.

The general and administrative increase of $1,205,496 is due primarily to increases of $302,482 in compensation and related benefits as a result of non-cash compensation associated with expensing stock options; $465,500 in loan costs expense associated with the issuance of additional consideration for short-term loans; $357,000 in loan costs expense to record one month of amortization of the debt discount; $438,144 in premium expenses associated with the short-term loans; $37,500 for a call option fee associated with obtaining a medium term bank bond to be used as collateral for a bank loan.

The total increase is partially offset by decreases of $81,103 in rent expense as a result of recording the rent holiday associated with the lease on our former Plantation facility in the prior fiscal year; $64,000 in placement fees and $7,467 in liquidated damage expense associated with the sale of Convertible Debentures in August and November 2008; $69,429 in proxy service expenses as no Annual Meeting was held in fiscal year 2010; $66,797 in legal expenses involving corporate and securities matters; $32,975 as a result of reducing or canceling several of our insurance policies; $24,819 in real estate taxes, $22,901 in maintenance and repairs, $14,101 in utilities as a result of our move to a smaller facility in August 2008 that we rent rather than own; and $17,640 in freight expenses.

We do not expect a material increase in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

Main Table of Contents

RESEARCH AND DEVELOPMENT

We incur research and development expenses to develop significant enhancements to our sole product, the CTLM®.  These expenses consist primarily of compensation and related benefits; clinical, legal and consulting fees associated with our FDA application; costs of materials and components we use to make product enhancements; new product research; professional fees associated with the research and applications for new patents; and the costs associated with the travel/subsistence, shipping, training, installing and servicing clinical collaboration sites.

Research and development expenses during the year ended June 30, 2010, were $734,943 representing a decrease of $491,775 or 40% from $1,226,718 during the year ended June 30, 2009.  Of the $734,943 and $1,226,718, compensation and related benefits comprised $643,315 (88%) and $755,348 (62%), respectively, representing a decrease of $112,033 or 15%.  Of the $643,315 and $755,348 compensation and related benefits, $9,552 (1%) and $12,939 (2%), respectively, were due to non-cash compensation associated with expensing stock options.

The research and development decrease of $491,775 is due primarily to a decrease of $112,033 in compensation and related benefits as a result of a reduction in staff; $174,432 in consulting expenses due to our decreased use of consultants in the field of scientific and clinical disciplines, in consulting expenses primarily associated with the monitoring and data management of our FDA process and various consultants involved with design engineering, software engineering and research by our consulting radiologist; $136,058 in clinical expenses; $45,848 in freight expenses; $2,941 in legal patent expenses associated with patent applications; and $17,715 in travel related expenses due to reduced travel to our U.S. clinical sites and to our International clinical collaboration sites.

Clinical expenses during the year ended June 30, 2010, were $5,655 representing a decrease of $136,058 or 96% from $141,713 as a result of concluding costs associated with our FDA clinical trials.

We expect a significant increase in our research and development expenses during the fiscal year ending June 30, 2011 due to increased costs associated with preparing our FDA application and submitting it to the FDA.  We also expect our consulting expenses and professional fees to increase due to the costs associated with our FDA application.  See Item 1. Our Business - “Clinical Collaboration Sites Update”.

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

Sales and marketing expenses during the year ended June 30, 2010, were $340,433 representing a decrease of $275,015 or 45% from $615,448 during the year ended June 30, 2009.  Of the $340,433 and $615,448, compensation and related benefits comprised $762 (0%) and $111,743 (18%), respectively, representing a decrease of $110,982 or 99%.  Of the $762 and $111,743 compensation and related benefits, $0 (0%) and $2,069 (2%), respectively, were due to non-cash compensation associated with expensing stock options.

The sales and marketing decrease of $275,015 was due primarily to a decrease in compensation and related benefits of $110,982 as a result of the reduction in staff; $116,053 in representative office expense as a result of closing our representative office in Beijing, China in the prior fiscal year as part of our cost savings initiative; $18,640 in regulatory expenses, $11,250 in public relations expense as a result of a reduction in the issuances of press releases during the year; $9,871 in advertising and promotion; and $5,416 in freight expenses.

After we file our FDA application, we expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.

Main Table of Contents

AGGREGATED OPERATING EXPENSES

Total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) during the year ended June 30, 2010, were $4,872,107 representing an increase of $366,199 or 8% from $4,505,908 when compared to the operating expenses during the year ended June 30, 2009.  The overall increase in expenses was a result of the costs associated with short-term loans.

Compensation and related benefits during the year ended June 30, 2010, were $2,412,107 representing an increase of $79,468 or 3% from $2,332,639 during the year ended June 30, 2009 due to an increase in stock option expense partially offset by a reduction in staff.  Of the $2,412,107 and $2,332,639 compensation and related benefits, $588,483 (24%) and $131,327 (6%), respectively, were due to non-cash compensation associated with expensing stock options.  The net increase of $79,468 was due to a $457,156 increase in the recording of non-cash compensation related to the expensing of stock options which was partially offset by a decrease of cash compensation of $377,688.

Inventory valuation adjustments during the year ended June 30, 2010, were $67,678 representing a decrease of $14,609 or 18% from $82,286 during the year ended June 30, 2009.  The decrease is due to previous reductions in the write-down of systems that have lost value due to usage as demonstrators on consignment.  See “Critical Accounting Policy – Inventory”.

Depreciation and amortization during the year ended June 30, 2010, were $144,445 representing a decrease of $57,889 or 29% from $202,344 during the year ended June 30, 2009.

Interest expense during the fiscal year ended June 30, 2010, was $175,904 representing a decrease of $501,127 or 74% from $677,031 during the year ended June 30, 2009.  The decrease is due to the recording of the amortization of the debt discount on our convertible debentures and the imputed interest in the prior fiscal year.  Of the $175,904, $24,792 is imputed interest associated with our old equity credit line with Charlton Avenue, LLC (“Charlton”) and $102,754 is imputed interest associated with our new equity credit line with Southridge Partners II, LLP (“Southridge”) as per the terms and conditions of our private equity credit agreement(s); and $35,532 is the amortization of the debt discount on our convertible debentures  Our utilization of the equity credit line decreased during fiscal 2010 compared to the prior period.  See Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters – “Financing/Equity Line of Credit”

Other income during the year ended June 30, 2010, was $118,796 representing an increase of $112,821 or 1,888% from $5,975 during the year ended June 30, 2009.  Of the $118,796 other income, $98,829 represented the extinguishment of debt.

We previously presented the gain on the sale of our Plantation property as a non-operating expense item.  We have reviewed the guidance provided by ASC and have determined that the gain should be presented in the income section of our Statement of Operations.

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

Main Table of Contents

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

RESEARCH AND DEVELOPMENT

We incur research and development expenses to develop significant enhancements to our sole product, the CTLM®.  These expenses consist primarily of compensation and related benefits; clinical, legal and consulting fees associated with our FDA application; costs of materials and components we use to make product enhancements; new product research; professional fees associated with the research and applications for new patents; and the costs associated with the travel/subsistence, shipping, training, installing and servicing clinical collaboration sites.

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

The research and development decrease of $853,547 is due primarily to a decrease of $269,504 in compensation and related benefits as a result of a reduction in staff; $218,068 in consulting expenses due to our decreased use of consultants in the field of scientific and clinical disciplines, in consulting expenses primarily associated with the monitoring and data management of our FDA approval process and various consultants involved with design engineering, software engineering and research by our consulting radiologist; $138,594 in research and development projects; $112,940 in clinical expenses; $71,071 in travel related expenses due to decreased travel to our U.S. clinical sites and to our International clinical collaboration sites; and $56,318 in FDA legal expenses.

Clinical expenses during the year ended June 30, 2009, were $141,713 representing a decrease of $112,940 or 44% from $254,653 as a result of the variable costs associated with our FDA clinical trials.

We expect a significant increase in our research and development expenses during the fiscal year ending June 30, 2010 due to increased costs associated with preparing our FDA application and submitting it to the FDA.  We also expect our consulting expenses and professional fees to increase due to the costs associated with our FDA application.  See Item 1. Our Business - “Clinical Collaboration Sites Update”.

Main Table of Contents

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

After we file our FDA application, we expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.

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

Main Table of Contents

Other income during the year ended June 30, 2009, was $5,909 representing a decrease of $1,918 or 25% from $7,827 during the year ended June 30, 2008.  The $5,909 represents the sale of the LILA Inventory, use of our facilities and consulting with our engineers pursuant to the Bioscan Agreement.  (See Item 1 Our Business -“Laser Imager for Lab Animals”).

Balance Sheet Data
We have financed our operations since inception by the issuance of equity securities with aggregate net proceeds of approximately $68,886,284 and through loan transactions in the aggregate net amount of $3,846,823.  Furthermore, we issued equity securities for the conversion of all outstanding convertible debentures in the aggregate net amount of $4,040,000.

Our combined cash and cash equivalents totaled $73,844 at June 30, 2010.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to obtain FDA approval, the expected costs of commercializing our initial product, the CTLM®, and the time required for homologations from certain countries.

Our inventory, which consists of raw materials, work in process (including completed units under testing), finished goods less Inventory Reserve, totaled $436,110 at June 30, 2010 and $527,467 at June 30, 2009.  Raw materials used for research and development or other purposes are expensed and not included in inventory.  This decrease is primarily due to inventory valuation adjustments of $67,678 and $22,512 to Cost of Goods Sold.  We expect to recover our investment because the CTLM® represents a new technology for imaging the breast using a laser beam instead of ionizing x-ray to produce three dimensional images.  During fiscal year 2010, we continued to receive encouraging results and scientific clinical papers from our various clinical collaboration sites worldwide.  We continue to believe that over time the CTLM® will gain worldwide acceptance in the medical community because computed tomography has a strong basis in science.  See Note 6 “Inventories”.

Our property and equipment, net, totaled $221,763 at June 30, 2010 and $332,031 at June 30, 2009.  The overall decrease of $110,268 is due primarily to depreciation during fiscal year 2010 (See Note 8 – Sale/Lease-Back of Building).

Our Intangible assets (formerly “Other assets”) totaled $170,882 at June 30, 2010 compared to $205,059 at June 30, 2009.  This decrease is due to the amortization of a patent licensing agreement.

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

We have financed our operating and research and development activities through several private placement transactions.  Net cash used for operating and product development expenses, which include our purchase of additional materials to continue the manufacture of CTLM® Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law was $2,927,704 during fiscal 2010, compared to net cash used by operating activities and product development of the CTLM® and related software development of $2,635,609 during fiscal 2009.  At June 30, 2010, we had working capital of ($2,555,647) compared to working capital of ($1,666,312) at June 30, 2009.

If and when we receive approval from the FDA, which cannot be assured, we believe that, based on our current business plan approximately $5 million will be required above and beyond normal operating expenses over the next year to complete all necessary stages in order for us to market the CTLM® in the United States and foreign countries.  The $5 million will be used to purchase inventory, sub-contracted components, tooling and manufacturing templates and pay non-recurring engineering costs associated with preparation for full capacity manufacturing and assembly and marketing, advertising and promotion, training, ongoing regulatory expenses, and other costs associated with product launch.  We expect to use our Amended Private Equity Agreement with Southridge and/or alternative financing facilities to raise the additional funds required to continue operations.  In the event that we are unable or elect not to utilize the Amended Private Equity Agreement with Southridge or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or

Main Table of Contents

combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Southridge or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.  See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters/Financing/Equity Line of Credit”.

During fiscal 2010, we raised a total of $1,397,219 less expenses through private placement transactions pursuant to our Sixth Private Equity Credit Agreement with Charlton and Amended Private Equity Credit Agreement with Southridge dated January 7, 2010.  Of the $1,397,219, $297,219 was raised through our Sixth Private Equity Credit Agreement with Charlton and $1,100,000 was raised through our Amended Private Equity Credit Agreement with Southridge.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  We expect to use our Amended Private Equity Agreement with Southridge and/or alternative financing facilities to raise the additional funds required to continue operations.  In the event that we are unable or elect not to utilize the Amended Private Equity Agreement with Southridge or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Southridge or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.  In the event we are unable to draw from this new private equity line, alternative financing will be required to continue operations, and there is no assurance that we will be able to obtain alternative financing on commercially reasonable terms.  There is no assurance that, if and when Food and Drug Administration (“FDA”) marketing clearance is obtained, the CTLM® will achieve market acceptance or that we will achieve a profitable level of operations.

As of the date of this report, since January 2001, we have drawn an aggregate of $44,714,650 in gross proceeds from our equity credit lines with Charlton and Southridge and have issued 496,920,393 shares as a result of those draws.

As of the date of this report, we have issued and outstanding 884,278,434 shares of common stock out of 950,000,000 authorized shares.  In addition, we have reserved approximately 45,523,120 shares to cover outstanding options.  We had anticipated that revenues would have been a significant source of cash by the date of this report, but commercialization has been slower than expected largely due to the delay in obtaining FDA approval, which we believe has depressed our stock price.  We previously used the proceeds of the sale of our building and the proceeds of the sale of convertible debentures for working capital.  In May 2008, we returned to equity funding through our Private Equity Credit Agreement(s).  From November 2009 through February 2010 we relied on short-term loans from private investors for working capital (“See Issuance of Stock in Connection with Short-Term Loans”).

Issuance of Stock in Connection with Short-Term Loans
In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  In connection with these four extensions a total of $13,600 of additional premium was accrued.  As of the date of this report, we have repaid an aggregate principal and premium in the amount of $147,500 on these short term notes. In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  In connection with these three extensions a total of $97,400 of additional premium was accrued.  As of the date of this report, we have not repaid any of the aggregate principal and premium on these short term notes.

Main Table of Contents

On January 8, 2010, we borrowed $600,000 from a private investor pursuant to a short-term promissory note.  This note was payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  In connection with these three extensions a total of $141,000 of additional premium was accrued.  As of the date of this report, we have not repaid any of the aggregate principal and premium on these short term notes.

On February 25, 2010, we borrowed $350,000 from a private investor pursuant to a short-term promissory note.  We issued to the investor 35 shares of Series L Convertible Preferred Stock as collateral.  This note had a maturity date of April 30, 2010; however, the investor gave us notice of conversion to the collateral shares on March 31, 2010.  The Note was cancelled upon this conversion.  The 35 shares of Series L Convertible Preferred Stock accrue dividends at an annual rate of 9% and are convertible into an aggregate of 16,587,690 shares of common stock (473,934 shares of common stock for each share of preferred stock).

As of the date of this report, we owe a total of $1,539,500 in short-term debt.  Of the $1,539,500 we owe a total of $1,089,356 in principal and $450,144 in premium.  We have received loan extensions on all of our short-term notes to October 31, 2010.  We have repaid aggregate principal and premium in the amount of $147,500 on all of our short-term notes.

There can be no assurances that we will be able to pay these notes when due.  If we default on all of the notes due to the lack of new funding, the holders could sell 55,363,907 of the collateral shares, which could materially adversely affect our Company.

Capital expenditures for fiscal 2010 were $0 as compared to $7,360 for the prior year.  During fiscal 2009, we reclassified the net realizable value of $8,591 of CTLM® systems in Inventory to Clinical equipment.  We anticipate that our capital expenditures for fiscal 2011 will be approximately $25,000.

During the year ending June 30, 2010, there were no changes in our existing debt agreements other than extensions and we had no outstanding bank loans as of June 30, 2010.  Our annual fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are approximately $4.8 million, as of the date of this report, and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs, which are presently estimated at an aggregate of approximately $400,000 per month.  The foregoing projections are subject to many conditions, most of which are beyond our control.  Our future capital requirements will depend on many factors, including the following: the progress of our product development projects, the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in our existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish; and the development of commercialization activities and arrangements.

We do not expect to generate a positive internal cash flow for at least 12 months as substantial costs and expenses continue due principally to the international commercialization of the CTLM®, activities related to our FDA regulatory process, and advanced product development activities.  We expect to use our Amended Private Equity Agreement with Southridge and/or alternative financing facilities to raise the additional funds required to continue operations.  In the event that we are unable or elect not to utilize the Amended Private Equity Agreement with Southridge or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Southridge or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.  There is no assurance that, if and when Food and Drug Administration (“FDA”) marketing clearance is obtained, the CTLM® will achieve market acceptance or that we will achieve a profitable level of operations.  No assurances, however, can be given that this financing or any necessary future financing will be available or, if available, that it will be obtained on terms satisfactory to us.  Our ability to effectuate our business plan and continue operations is dependent on our ability to raise capital, structure a profitable business, and generate revenues.  If our working capital were insufficient to fund our operations, we would have to explore additional sources of financing.  In the absence of adequate funding, we will have to cease operations.

Main Table of Contents

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of the date of this report, we believe that we do not have any material quantitative and qualitative market risks.

Main Table of Contents

Item 8.  Financial Statements

Financial Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Imaging Diagnostic Systems, Inc.

We have audited the accompanying balance sheets of Imaging Diagnostic Systems, Inc. (A Development Stage Enterprise) as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended June 30, 2010 and 2009 and for the period December 10, 1993 (date of inception) to June 30, 2010. We did not audit the financial statements for the period December 10, 1993 (date of inception) to June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2010 and 2009, and the results of its operations and cash flows for each of the years then ended June 30, 2010 and 2009 and for the period December 10, 1993 (date of inception) to June 30, 2010 in conformity with generally accepted accounting principles in the United States of America.

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

/s/  SHERB & CO, LLP

Certified Public Accountants

Boca Raton, Florida
October 13, 2010

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

Assets

	June 30, 2010	June 30, 2009
Current assets:
Cash	$73,844	$12,535
Accounts receivable, net of allowances for doubtful accounts
of $57,982 and $57,982, respectively	12,850	21,514
Loans receivable, net of reserve of $57,000
and $57,000, respectively	3,796	357
Inventories, net of reserve of $399,000 and $408,000, respectively	436,110	527,467
Prepaid expenses	61,115	35,617

Total current assets	587,715	597,490

Property and equipment, net	221,763	332,031
Intangible assets, net	170,882	205,059

Total assets	$980,360	$1,134,580

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,538,748	$1,994,220
Customer deposits	98,114	96,114
Short term debt	1,506,500	-
Convertible debenture, net of debt discount of $0
and $35,532, respectively	-	173,468

Total current liabilities	3,143,362	2,263,802

Convertible preferred stock (Series L), 9% cumulative annual dividend,
no par value, 35 and 0 shares issued, respectively	350,000	-
Derivative Liability	202,155	-

Stockholders equity (Deficit):
Common stock, no par value; authorized 950,000,000 shares,
issued 837,087,622 and 611,378,787 shares, respectively	105,927,719	102,280,228
Common stock - Debt Collateral	(1,150,000)	-
Additional paid-in capital	4,388,006	3,499,717
Deficit accumulated during development stage	(111,880,882)	(106,909,167)

Total stockholders' equity (Deficit)	(2,715,157)	(1,129,222)

Total liabilities and stockholders' equity (Deficit)	$980,360	$1,134,580

See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Operations
			From Inception
			(December 10,
	Year Ended	Year Ended	1993) to
	June 30, 2010	June 30, 2009	June 30, 2010
			*
Net Sales	$181,172	$70,617	$2,324,664
Gain on sale of fixed assets	-	1,181,894	2,794,565
Cost of Sales	22,512	20,546	928,617

Gross Profit	158,660	1,231,965	4,190,612

Operating Expenses:
General and administrative	3,584,608	2,379,112	58,574,022
Research and development	734,943	1,226,718	22,428,958
Sales and marketing	340,433	615,448	9,113,254
Inventory valuation adjustments	67,678	82,286	4,820,349
Depreciation and amortization	144,445	202,344	3,301,674
Amortization of deferred compensation	-	-	4,064,250

Total Operating Expenses	4,872,107	4,505,908	102,302,507

Operating Loss	(4,713,447)	(3,273,943)	(98,111,895)

Interest income	995	636	309,396
Other income	118,796	5,975	883,188
Other income - LILA Inventory	-	(66)	(69,193)
Derivative expense	(64,524)		(64,524)
Loss on derivative liability	(137,631)		(137,631)
Interest expense	(175,904)	(677,031)	(7,842,463)

Net Loss	(4,971,715)	(3,944,429)	(105,033,122)

Dividends on cumulative preferred stock:
From discount at issuance	-	-	(5,402,713)
Earned	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(4,971,715)	$(3,944,429)	$(111,880,882)

Net Loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.63)

Weighted average number of
common shares outstanding:
Basic and diluted	758,622,934	424,330,162	177,889,047

* The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.

See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit)

From December 10, 1993 (date of inception) to June 30, 2010*
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

*The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.
**See note 17 for a detailed breakdown by Series.

See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2010*
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

*The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.
**See note 17 for a detailed breakdown by Series.

See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2010*
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

*The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.
**See note 17 for a detailed breakdown by Series.

See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2010*
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

*The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.
**See note 17 for a detailed breakdown by Series.

See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2010*
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

*The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.
**See note 17 for a detailed breakdown by Series.

See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2010*
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

*The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.
**See note 17 for a detailed breakdown by Series.

See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2010*
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

*The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.
**See note 17 for a detailed breakdown by Series.

See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2010*
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

*The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.
**See note 17 for a detailed breakdown by Series.

See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2010*
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

*The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.
**See note 17 for a detailed breakdown by Series.

See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2010
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

** See Note 17 for a detailed breakdown by Series.
See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2010
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

** See Note 17 for a detailed breakdown by Series.
See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2010
							Deficit
							Accumulated
	Preferred Stock (**)			Common Stock		Additional	During the
	Number of			Number of		Paid-in	Development	Subscriptions	Deferred
	Shares		Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at June 30, 2009		-	-	611,378,787	102,280,228	3,499,717	(106,909,167)	-	-	(1,129,222)

Preferred stock issued - Series L(1)	35	-	-	-	-	(10,875)	-	-	-	(10,875)

Common stock issued - line of equity transactions(2)		-	-	90,803,568	1,524,764	-	-	-	-	1,524,764

Common stock issued - Conversion of Cv Debenture		-	-	45,334,856	223,743	-	-	-	-	223,743

Common stock issued - Exercise of Warrants		-	-	11,180,822	89,444	(89,444)	-	-	-	-

Common stock issued - Consulting		-	-	250,000	2,250	11,250	-	-	-	13,500

Common stock issued - Employees		-	-	6,150,952	191,790	10,793	-	-	-	202,583

Common stock issued - Add'l Consideration for Loans		-	-	16,625,000	465,500	21,000	-	-	-	486,500

Common stock issued - Collateral for Loans		-	-	55,363,637	-	-	-	-	-	-

Fair Value of Stock Option Expenses		-	-	-	-	588,565	-	-	-	588,565

Discount - Add'l Consideration for Loans		-	-	-	-	357,000	-	-	-	357,000

Net loss		-	-	-	-	-	(4,971,715)	-	-	(4,971,715)

Balance of June 30, 2010(2)	35	-	-	837,087,622	104,777,719	4,388,006	(111,880,882)	-	-	(2,715,157)

(1)Convertible Preferred Shares are reported as a liability and therefore have no value in Stockholders' Equity.
(2)As of June 30, 2010 JH Darbie & Co. is holding 196,431 shares that have been issued but not sold under the Equity Credit Line.
** See Note 17 for a detailed breakdown by Series.

See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

Statement of Cash Flows

			From Inception
			(December 10,
	Year Ended	Year Ended	1993) to
	June 30, 2010	June 30, 2009	June 30, 2010
			*
Net loss	$(4,971,715)	$(3,944,429)	$(105,033,122)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization	144,445	202,344	3,309,317
(Gain) Loss on sale of fixed assets	-	(1,181,894)	(2,794,565)
Extinguishment of debt	(98,829)	-	(530,291)
Inventory valuation adjustment	67,678	82,286	4,820,349
Amoritization of deferred compensation		-	4,064,250
Noncash interest, compensation and consulting services	1,693,390	858,510	21,531,883
Fair Value of Stock Option Expenses	588,564	145,577	1,981,193
(Increase) decrease in accounts and
loans receivable - employees, net	5,225	27,222	(170,313)
Increase (decrease) in allowance for
doubful account	-	47,982	114,982
(Increase) decrease in inventories, net	23,680	28,825	(2,327,880)
(Increase) decrease in prepaid expenses	(25,498)	19,751	(61,115)
(Increase) decrease in other assets	-	-	(306,618)
Increase (decrease) in accounts payable and
accrued expenses	(356,644)	1,194,152	1,803,010
Increase (decrease) in other current liabilities	2,000	(30,000)	98,114
Increase in deferred rent liability	-	(85,935)	-

Total adjustments	2,044,011	1,308,820	31,532,316

Net cash used for operating activities	(2,927,704)	(2,635,609)	(73,500,806)

Cash flows from investing activities:
Proceeds from sale of property & equipment	-	2,400	4,390,015
Prototype equipment	-	-	(2,799,031)
Capital expenditures	-	7,360	(4,779,405)

Net cash used for investing activities	-	9,760	(3,188,421)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Proceeds from convertible debenture	-	800,000	4,040,000
Proceeds from (repayments) loan payable, net	1,241,794	-	3,836,823
Proceeds from issuance of preferred stock	350,000	-	18,389,500
Proceeds from exercise of stock options	-	-	903,989
Net proceeds from issuance of common stock	1,397,219	1,788,951	49,643,048

Net cash provided by financing activities	2,989,013	2,588,951	76,763,071

Net increase (decrease) in cash and cash equivalents	61,309	(36,898)	73,844

Cash and cash equivalents at beginning of period	12,535	49,433	-

Cash and cash equivalents at end of period	$73,844	$12,535	$73,844

* The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.

See accompanying notes to the financial statements.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

Statement of Cash Flows (Continued)

			From Inception
			(December 10,
	Year Ended	Year Ended	1993) to
	June 30, 2010	June 30, 2009	June 30, 2010
Supplemental disclosures of cash			*
flow information:

Cash paid for interest	$-	$-	$215,962

Supplemental disclosures of noncash
investing and financing activities:

Issuance of common stock and options
in exchange for services	$11,250	$-	$6,317,600

Issuance of common stock as loan fees in
connection with loans to the Company	$-	$-	$293,694

Issuance of common stock as collateral in
connection with loans to the Company	$1,150,000	$-	$1,150,000

Issuance of common stock as additional consideration
in connection with loans to the Company	$465,500	$-	$465,500

Issuance of common stock as satisfaction of
loans payable and accrued interest	$-	$-	$3,398,965

Issuance of common stock as satisfaction of
certain accounts payable	$2,250	$-	$260,142

Issuance of common stock in
exchange for property and equipment	$-	$-	$89,650

Issuance of common stock and other current liability
in exchange for patent liceensing agreement	$-	$-	$581,000

Issuance of common stock for
compensation	$191,789	$19,200	$2,902,777

Issuance of common stock through
exercise of incentive stock options	$-	$-	$3,117,702

Issuance of common stock as
payment for preferred stock dividends	$-	$-	$507,645

Acquisition of property and equipment
through the issuance of a capital
lease payable	$-	$-	$50,289

* The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.

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

The Company is a development stage enterprise and during fiscal year ending June 30, 2010, utilized the proceeds from short-term loans and our Private Equity Credit Agreements with Charlton Avenue, LLC and Southridge Partners II LP (“Southridge”).  As additional working capital will be required, the Company will obtain such capital through the use of its Private Equity Credit Agreement with Southridge and other sources of financing.  Since January 2003, the Company has had revenues of $2,324,664 from the sale of its CTLM® Breast Imaging System.  There is no assurance that once the development of the CTLM® device is completed and finally receives Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.

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

Our allowance for doubtful accounts was $114,982 as of June 30, 2010 and was $114,982 in the prior fiscal year.

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

We have used and will continue to use CTLM® systems from finished goods as demonstrators or for clinical collaboration.  At the conclusion of the demonstration or clinical collaboration period, the CTLM® may be sold at reduced prices.  On a quarterly basis, using the guidance provided by ASC 330, our ability to realize the value of our inventory is based on a combination of factors including the following: how long a consigned system has been used for demonstration or clinical collaboration purpose; the utility of the goods as compared to their cost; physical obsolescence; historical usage rates; forecasted sales or usage; product end of life dates; estimated current and future market values; and new product introductions.

Due to recent technological advances resulting in overall lower costs for certain inventory components; the Company has reduced these components of its inventory to their net realizable value.  The inventory valuation adjustments are reflected in the statement of operations and amounted to $67,678, $82,286 and $4,820,349, for the years ended June 30, 2010, 2009 and for the period December 10, 1993 (date of inception) to June 30, 2010, respectively.

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

Using the guidance provided by ASC 985, capitalization of software development costs begins upon the establishment of technological feasibility for the product.  The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology.  After considering the above factors, the Company has determined that software development costs, incurred subsequent to the initial acquisition of the basic software technology, should be properly expensed.  Such costs are included in research and development expense in the accompanying statements of operations.

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

(h) Net loss per share

The Company relies on the guidance provided by ASC 260, (“Earnings Per Share”), which requires the reporting of both basic and diluted earnings per share.  Basic net loss per share is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock, as long as the effect of their inclusion is not anti-dilutive.

The Company has excluded vested options and warrants in the amount of 44,496,012 and 44,457,539 during the years June 30, 2010 and 2009 as the inclusion of such options and warrants would be anti-dilutive.

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

(j) Stock-based compensation

The Company relies on the guidance provided by ASC 718, (“Share Based Payments”).  ASC 718 requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying ASC 718 approximated $588,564 and $145,577, respectively, in additional compensation expense for the twelve months ended June 30, 2010 and 2009.

The fair value concepts were not changed significantly in ASC 718, however, in adopting this Standard, companies were given the option to choose among alternative valuation models and amortization assumptions.  We elected to continue to use the Black-Scholes option pricing model and expense the options as compensation over the requisite service period of the grant.  We will reconsider use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Year Ended	Year Ended
	June 30, 2010	June 30, 2009
Volatility	173.16%	131.31%
Risk Free Interest Rate	5%	5%
Expected Term	8 yrs	8 yrs

Our expected term assumption of eight years for the year ended June 30, 2010, was based upon the guidance provided by SEC Staff Accounting Bulletin 107 enabling us to use the simplified method for “plain vanilla” options for this calculation.  This provision was allowed to be used for grants made on or before December 31, 2007.  On December 21, 2007, the SEC issued Staff Accounting Bulletin 110 which extended the timeframe we will have to use the simplified method on an interim basis.  The SEC will suspend use of this method once detailed information on exercise terms become readily available.  We then will be required to estimate the expected term of an option using historical data.

See Note 19 – Stock Options

(k) Long-lived assets

The Company relies on the guidance provided by ASC 360 (“Property, Plant & Equipment”).  ASC 360 requires companies to write down to estimated fair value long-lived assets that are impaired.  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  In performing the review of recoverability the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition.  If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized.

In April 2008, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date.  The adoption of these revised provisions had no impact on the Company’s Audited Financial Statements.

The Company has determined that no impairment losses need to be recognized through the fiscal year ended June 30, 2010.

(l) Income taxes

The Company provides for income taxes using the asset and liability method as required by ASC 740 (“Income Taxes”).  ASC 740 recognizes the amount of federal and state taxes payable or refundable for the current year as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the financial statements and income tax returns.  Deferred income tax assets and liabilities are adjusted to recognize the change in tax laws or tax rates. These changes are recognized in income in the year that includes the enactment date.

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

The impairment analysis for patents can be very subjective as we rely upon signed distribution, dealer or license agreements with variable cash flows to substantiate the recoverability of these long-lived assets.  In our analysis we also take into account our position as a world-wide market leader in CT optical tomography; net sales of CTLM® systems of $2,324,664 since January 2003; the growing acceptance of our technology with over 15,000 scans performed world-wide; approvals or product registration in the following countries: CE Mark for the European Union, Canada, Peoples Republic of China, Argentina, Brazil and Colombia.  We believe the fair value of our patent license exceeds the carrying amount of $170,882.

We have recorded accumulated amortization of $410,118 with a balance remaining of $170,882, which will be amortized over the next five years at $8,544 per quarter.  We will continue to test for impairment on an annual basis or more frequently if events and circumstances change using the guidance provided in ASC 350.  Examples of such events and circumstances are:

•	A significant adverse change in legal factors or in the business climate
•	An adverse action or assessment by a regulator
•	Unanticipated competition
•	Loss of key personnel
•	An expectation that all or a significant portion of a deporting unit will be sold or otherwise disposed of.

Based on our analysis, we determined that there was no impairment as of June 30, 2010.

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

	Year Ended	Year Ended
	June 30, 2010	June 30, 2009
Warranty Reserve	$3,244	$4,065

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

(q) Comprehensive income

The Company relies on the guidance provided by ASC 220, (“Comprehensive Income”).  ASC 220 requires a full set of general-purpose financial statements to be expanded to include the reporting of “comprehensive income”.  Comprehensive income is comprised of two components, net income and other comprehensive income.  For the period from December 10, 1993 (date of inception) to June 30, 2010, the Company had no items qualifying as other comprehensive income.

(r) Impact of recently issued accounting standards

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP.  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of our financial statements or disclosures during the quarter ended June 30, 2010 as a result of implementing the Codification.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009 and thereafter, previous references to new accounting standards and literature are no longer applicable.

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

In June 2010, the Company adopted FASB ASC 815-10-65 (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses., This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have an impact on the Company’s Audited Financial Statements.

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(3)           OTHER INCOME

During the fiscal years ending June 30, 2010 and 2009, the Company recorded a net total of Other Income of $118,796 and $5,909 of which $98,829 and $0, respectively, represents extinguishment of debt.  We have recorded income as a result of the recapture of expenses associated with the closing of our Representative Office in Beijing, China and legal expenses associated with a case that settled in October 2003.  Of the $118,796 and $5,909 Other Income, $19,967 and $5,909, respectively, represents the monthly rent expense and fees we charged Bioscan Inc.  During the fiscal year ending June 30, 2007, the Company sold its LILA technology to Bioscan Inc. for the sum of $250,001 which we received and recorded as Other Income.

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

We have commenced our planned principal operations of the manufacture and sale of our sole product, the CTLM®, CT Laser Mammography System. We are continuing to appoint distributors and are installing systems under our clinical collaboration program as part of our global commercialization program.  We have sold a total of 15 systems as of June 30, 2010; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  Should additional working capital be required, the Company will obtain such capital through the use of its Southridge Private Equity Credit Agreement and other sources of financing.  We have to create product awareness as a foundation to developing our markets through our existing distributor network and through the appointment of additional distributors and the training of their field service engineers.  We would be able to exit the status of a Development Stage Enterprise pursuant to the guidance provided by ASC 915 (“Development Stage Entities”) reporting sufficient revenues for two successive quarters such that we would not have to utilize our Southridge Private Equity Credit Agreement or alternative funding sources for capital to cover our quarterly operating expenses.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(6)           INVENTORIES

Inventories consisted of the following:

	June 30,
	2010	2009
Raw materials consisting of purchased parts, components and supplies	$513,556	$529,410
Work-in process including units undergoing final inspection and testing	28,943	28,943
Finished goods	292,611	377,114

Sub-Total Inventories	$835,110	$935,467

Less Inventory Reserve	(399,000)	(408,000)

Total Inventory - Net	$436,110	$527,467

We review our Inventory for parts that have become obsolete or in excess of our manufacturing requirements and our Finished Goods for valuation pursuant to our Critical Accounting Policy for Inventory.  For the fiscal year ending June 30, 2009, we reclassified the net realizable value of $8,591 as this CTLM® system is being used as a clinical system at the University of Florida.  For the fiscal year ending June 30, 2008 since such finished goods are being utilized for collecting data for our FDA application, we reclassified the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical equipment.  For the fiscal year ending June 30, 2009 we identified $408,000 of Inventory that we deem impaired due to the lack of inventory turnover.  For the fiscal year ending June 30, 2010 we identified $399,000 of Inventory that we deem impaired due to the lack of inventory turnover.

(7)           PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	June 30,
	2010	2009
Furniture and fixtures	$257,565	$257,565
Building and land (See Note 8)	-	-
Computers, equipment and software	426,873	426,873
CTLM® software costs	352,932	352,932
Trade show equipment	298,400	298,400
Clinical equipment	440,937	440,937
Laboratory equipment	212,560	212,560

Total Property & Equipment	1,989,267	1,989,267
Less: accumulated depreciation	(1,767,504)	(1,657,236)

Total Property & Equipment - Net	$221,763	$332,031

For the fiscal year ending June 30, 2008, we reclassified the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical equipment as these CTLM® systems continue to be used as clinical systems associated with the data collection for our FDA application which we planned to submit to the FDA in December 2008.

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

(8)           SALE/LEASE-BACK OF BUILDING

On March 31, 2008, we closed the sale of our commercial building for $4.4 million to Bright Investments LLC (“Bright”), an unaffiliated third-party and a sister company to Superfun B.V. pursuant to our September 13, 2007 sale/lease-back agreement with Superfun B.V.  We received payments of $2,200,000 in the quarter ending September 30, 2007, $550,000 in the quarter ending December 31, 2007, and $1,650,027 in the quarter ending March 31, 2008.  We recorded the advanced payments received as a current liability on the Balance Sheet which was carried until we received the full payment of $4.4 million.  At that time we conveyed title to our property and executed the five year lease.  Pursuant to existing FASB guidance at the time of the sale, we recorded the sale, removed the sold property and its related liabilities from the Balance Sheet and deferred the gain over the five year term of the operating lease.   We computed the amount of gain on the sale portion of the sale/lease-back in accordance with the existing FASB guidance at the time of the sale.  In this regard, we recorded a gain of $1,609,525 and recorded a deferred gain of $1,040,000, which is the present value of the lease payments over the five year term of the lease.  We planned to amortize the deferred gain in proportion to the gross rental charged to expense over the lease term.  The lease provided a six-month rent holiday with rent payments commencing on September 14, 2008.  To account for the rent holiday, we recorded $13,935 for Rent Expense from March 14th to March 31st and accrued that amount as a deferred rent liability.  From April 1st to September 14th, we recorded rent expense of $24,000 per month and accrued that amount as a deferred rent liability. The $144,000 deferred rent liability was amortized on a straight-line basis over the lease term.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back.

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

On June 2, 2008, we executed a Business Lease Agreement with Ft. Lauderdale Business Plaza Associates, an unaffiliated third-party, for 9,870 square feet of commercial office and manufacturing space at 5307 NW 35th Terrace, Ft. Lauderdale, Florida. (See Note 13 - Leases)

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(9)           INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,
	2010	2009

Patent license agreement, net of accumulated
amortization of $410,118 and $375,941 respectively	$170,882	$205,059

Totals	$170,882	$205,059

During June 1998, the Company signed an exclusive Patent License Agreement with its former chief executive officer. (See Note 22)  The officer was the originator of patents issued on December 2, 1997 which covers some of the technology of the CTLM®.  Pursuant to the terms of the agreement, the Company was granted the exclusive right to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize and practice the Patent, all improvements thereto and all technology related to the process, throughout the world.  The license shall apply to any extension or re-issue of the Patent.  The term of license is for the life of the Patent and any renewal thereof, subject to termination, under certain conditions.  As consideration for the License, the Company issued to the officer 7,000,000 shares of common stock (See Note 19). The License agreement has been recorded at the historical cost basis of the chief executive officer, who owned the patent.  The amortization expense for the year ended June 30, 2010 for the patent license agreement is $34,176, with a balance to be amortized over the remaining life of the patent which is five (5) years.  We will review the value of this patent and test it for impairment on an annual basis.  No impairment of this intangible asset was identified for the fiscal year ending June 30, 2010.

The core costs of obtaining the initial UL and CE approvals have an indefinite life, and intangible assets having an indefinite life are not amortized at the point of acquisition or subsequent to point of acquisition in accordance with the guidance of ASC 350.  We recorded the initial costs of these systems and protocols as an intangible asset with an indefinite life because we believed that the costs of obtaining them applied to our Company’s entire functional process including manufacturing, labeling and compliance.  We followed the guidance provided in a paradigm, Figure 23-1: Summary of Accounting for Intangible Assets by ASC 350, in which questions are asked relative to indefinite life, asset impairment and whether assumption of indefinite life is still valid.

(10)           ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,
	2010	2009

Accounts payable - trade	$894,432	$1,194,964
Accrued tangible personal property taxes payable	6,000	30,819
Accrued compensated absences	47,529	46,368
Accrued wages payable	498,424	583,896
Other accrued expenses	92,363	138,173

Totals	$1,538,748	$1,994,220

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(11)           CUSTOMER DEPOSITS

Customer deposits consisted of the following:

	June 30,
	2010	2009

Customer deposits	$98,114	$96,114

Total	$98,114	$96,114

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

During the year ended June 30, 2010, an additional $297,219 of common stock was sold under the terms of the Sixth Private Equity Credit Agreement and the Company issued a total of 62,000,000 shares of common stock.  The Company recorded a total of $24,792 of deemed interest expense as a result of the 7% discount off the market price under the Sixth Private Equity Credit Agreement.

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

On January 12, 2010, we filed a Registration Statement for 120,000,000 shares pursuant to the requirements of the Southridge Private Equity Credit Agreement.  This Registration Statement was declared effective on February 25, 2010.  On May 24, 2010 we filed a Post-Effective Amendment No. 1 to our Registration Statement to update our financial statements and related notes to the financial statements and business information for the quarter ending March 31, 2010.  We reduced the amount of shares registered to 85,744,007 shares.  This amended Registration Statement was declared effective on May 27, 2010.

During the year ended June 30, 2010, $1,100,000 of common stock was sold under the terms of the Southridge Private Equity Credit Agreement and the Company issued a total of 28,803,569 shares of common stock.  The Company recorded a total of $102,754 of deemed interest expense as a result of the 7% discount off the market price under the Southridge Private Equity Credit Agreement.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(13)           LEASES

The Company leases certain office equipment under capital leases expiring in future years.  Minimum future lease payments under the non-cancelable operating lease having a remaining term in excess of one year as of June 30, 2010 are as follows:

Total rent expense for capital leases amounted to $6,349 and $6,144 for the years ended June 30, 2010 and 2009, respectively, and $384,219 from inception (December 10, 1993) to June 30, 2010.

Total rent expense for operating leases amounted to $127,019 and $208,122 for the years ended June 30, 2010 and 2009, respectively, and $421,076 from inception (December 10, 1993) to June 30, 2010.

	Payments Due by Fiscal Year

	Total	2011	2012	2013	2014	2015
Capital Lease Obligations	$6,709	$3,888	$2,821	$-	$-	$-

Operating Lease -	$35,507	$-	$-	$-	$-	$-
Bright Investments, LLC

Operating Lease –	$425,053	$132,489	$137,773	$143,273	$11,518	$-
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

(14)           INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses.  The Company has unused tax loss carryforwards of approximately $86,000,000 to offset future taxable income.  Such carryforwards expire in years beginning 2014 through 2030.  The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $30,100,000 and $29,200,000 at June 30, 2010 and 2009, respectively.  The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain.  The net change in the deferred tax asset and valuation allowance for the year ended June 30, 2009 was an increase of approximately $1,500,000 and increase of $900,000 for the year ended June 30, 2010. The reconciliation of income tax computed at the U.S. federal statutory rate of 35% has been offset by permanent differences relating to stock option expense and the discount recorded debt in the amount of 12% and 6% for fiscal 2010 and 2009 and by a full valuation allowance against the related net operating loss for each of the respective years then ended.

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

As of June 30, 2009, Whalehaven has sold to Alpha a total of $100,000 principal amount of the August Debenture and received from Alpha a total of $50,000 principal amount of the November Debenture, which it had acquired from Alpha on March 17, 2009 in connection with the sale of $50,000 of the August Debenture to Alpha.  Whalehaven now holds a principal amount of $250,000 in the November Debenture.  Whalehaven also holds Warrants to purchase 11,666,667 shares of common stock at an exercise price of $0.005.

As of June 30, 2009, Whalehaven has converted the $300,000 of the August Debenture which it did not sell to Alpha and has received 36,841,918 shares as a result.  Whalehaven has converted $181,000 of the November Debenture and has received 37,803,364 shares as a result.  Whalehaven holds a principal amount of $69,000 in the November Debenture.

As of June 30, 2009, Alpha has converted $100,000 of the August Debenture and received 17,313,265 shares as a result.  Alpha holds a principal amount of $150,000 in the November Debenture.  Alpha also holds Warrants to purchase 3,555,555 shares of common stock at an exercise price of $0.005.

As of June 30, 2010, Whalehaven had sold to Alpha a total of $100,000 principal amount of the August Debenture and received from Alpha a total of $50,000 principal amount of the November Debenture, which it had acquired from Alpha on March 17, 2009 in connection with the sale of $50,000 of the August Debenture to Alpha.

As of June 30, 2010, Whalehaven had converted the $300,000 of the August Debenture which it did not sell to Alpha and has received 36,841,918 shares as a result.  Whalehaven has converted $250,000 of the November Debenture and has received 51,600,363 shares as a result.  Thus, Whalehaven has converted all of its August and November Debentures into 88,442,281 shares of common stock.

In October 2009, Whalehaven exercised Warrants to purchase 6,000,000 shares and received 4,648,649 shares of common stock using the cashless conversion feature with a Volume Weighted Average Price (“VWAP”) conversion price of $0.022.  The shares were issued pursuant to Rule 144.  Whalehaven held Warrants to purchase 5,666,667 shares of common stock at an exercise price of $0.005.

As of June 30, 2010, Alpha had converted $100,000 of the August Debenture and received 17,313,265 shares as a result.  Alpha has converted $150,000 of the November Debenture and has received 28,429,066 shares as a result.  Thus, Alpha has converted all of its August and November Debentures into 45,742,331 shares of common stock which does not include interest.  In October 2009, we issued Alpha 2,166,263 shares as a result of the 8% interest on their portion of the debentures.

In October 2009, Alpha exercised its remaining Warrants to purchase 3,555,555 shares and received 2,942,528 shares of common stock using the cashless conversion feature with a VWAP conversion price of $0.029.  The shares were issued pursuant to Rule 144.

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

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of June 30, 2010, including certain additional information with respect to the deemed preferred stock dividends that were calculated as a result of the discount from market for the conversion price per share:

Series L Preferred Stock
On February 25, 2010, the Company issued 35 shares of its Series L Convertible Preferred Stock at a purchase price of $10,000 per share as collateral in connection with a $350,000 short-term loan.  On March 31, 2010 the holder converted the note into the collateral shares of 35 preferred shares of Series L Convertible Preferred Stock.  We have reserved 16,587,690 shares of common stock to cover the conversion of the 35 shares of Series L Convertible Preferred Stock outstanding.  Pursuant to the Certificate of Designation of Series L Convertible Preferred Stock, (iii) Issuance of Securities, a reset provision is provided if common shares are issued less than $.0211 on or before the conversion of all of the Series L Convertible Preferred shares.  The reset provision triggered a Derivative Liability valuation for such provision.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(17) COVERTIBLE PREFERRED STOCK (Continued)

	Series A		Series B		Series C		Series D		Series E		Series F		Series H		Series I		Series K			Series L		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount
Balance at June 30, 1995	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-		$-	-	$-	-	$-

Sale of Series A	4,000	3,600,000																				4,000	3,600,000

Series A conversion	(1,600)	(1,440,000)																				(1,600)	(1,440,000)

Balance at June 30, 1996	2,400	2,160,000																				2,400	2,160,000

Sale of Series B			450	4,500,000																		450	4,500,000

Series A conversion	(2,400)	(2,160,000)																				(2,400)	(2,160,000)

Balance at June 30, 1997	-	-	450	4,500,000																		450	4,500,000

Sale of preferred stock
(Series C - H)					210	2,100,000	54	540,000	54	540,000	75	750,000	108	1,080,000								501	5,010,000

Conversion of preferred stock					(210)	(2,100,000)	(25)	(250,000)	(30)	(300,000)	(75)	(750,000)										(340)	(3,400,000)

Balance at June 30, 1998	-	-	450	4,500,000	-	-	29	290,000	24	240,000	-	-	108	1,080,000								611	6,110,000

Sale of Series I															138	1,380,000						138	1,380,000

Conversion of preferred stock			(60)	(600,000)			(29)	(290,000)	(24)	(240,000)			(40)	(400,000)								(153)	(1,530,000)

Balance at June 30, 1999	-	-	390	3,900,000	-	-	-	-	-	-	-	-	68	680,000	138	1,380,000	-		-			596	5,960,000

Conversion of preferred stock, net			(390)	(3,900,000)									(68)	(680,000)	(138)	(1,380,000)						(596)	(5,960,000)

Balance at June 30, 2000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-			-	-

Sale of Series K																	50		5,000,000			50	5,000,000

Conversion of preferred stock																	(50)		(5,000,000)			(50)	(5,000,000)

Balance at June 30, 2001	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-			-	-

Sale of Series L(1)																				35	350,000	35	$350,000

Conversion of preferred stock																				-	-	-

Balance at June 30, 2010	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-		$		35	350,000	35	$350,000

Additional information:
Discount off market price		25%		18%		25%		25%		25%		30%		25%		25%			12.5%		58.63%
Fair market value-issue rate		$8.31		$3.25		$1.63		$0.99		$1.07		$1.24		$0.57		$0.38			$1.13		$0.0211
Deemed preferred stock dividend		$1,335,474		$998,120		$705,738		$182,433		$182,250		$318,966		$351,628		$492,857			$708,130		$10,875
																							(Continued)

(1)The Series L Convertible Preferred Stock was initially issued as collateral for a short-term loan and was converted by the holder on March 31, 2010.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(18)           DERIVATIVE LIABILITY

Effective June 1, 2010, we adopted the ASC 815 guidance provided for Derivatives and Hedging which applies to any free standing financial instruments or embedded features that have characteristics of a derivative and to any free standing financial instruments that are potentially settled in an entity’s own common stock.  As of June 30, 2010, we had 35 shares of Series L Convertible Preferred Stock outstanding for which the underlying common has a reset provision which classifies the Series L Convertible Preferred Stock as a free standing derivative instrument.  ASC 815 requires the Series L Convertible Preferred Stock to be recorded as a liability as it is no longer afforded equity treatment.  As a result of the reset provision we recorded a Derivative Liability of $64,524 which accrued on the date of issuance and recorded an increase of $137,631 as a result in changes in the market price of our stock.  The total Derivative Liability for the Series L Convertible Preferred Stock for the fiscal year ended June 30, 2010 was $202,156.

(19)           COMMON STOCK

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

(19)           COMMON STOCK (Continued)

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

(19)           COMMON STOCK (Continued)

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

(19)           COMMON STOCK (Continued)

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

(19)           COMMON STOCK (Continued)

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

(19)           COMMON STOCK (Continued)

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

(19)           COMMON STOCK (Continued)

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

(19)           COMMON STOCK (Continued)

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

During the year ended June 30, 2010, the Company issued a total of 225,708,835 shares ($2,497,491) of its common stock.  The common stock issued through the equity line of credit (See Note 12) accounted for the issuance of 90,803,568 shares ($1,524,764).  The conversion of Convertible Debentures accounted for the issuance of 45,334,856 shares ($223,743).  The exercise of warrants accounted for the issuance of 11,180,822 shares ($89,444).

The remaining 78,389,589 shares were issued as follows:

1. During December 2009, 16,625,000 shares of restricted stock were issued to a various investors as additional consideration for short-term loans.  Premium expense of $465,500 was recorded as the fair market value of the shares on the date of issuance was $.028.

2. During December 2009, 3,000,000 shares of common stock were issued to Company employees and 750,000 shares of restricted stock were issued to Company officers.  Compensation expense of $75,000 was charged as the fair market value of the common stock on the date of issuance was $.02 per share.  A total of 200,000 shares of common stock were canceled.  Compensation expense of $1,600 was credited as the fair market value of the common stock on the date of issuance was $.008 per share.

3. During December 2009 and January 2010 a total of 55,363,637 shares of restricted stock were issued as collateral in connection with short-term loans.  A total of $1,150,000 was recorded as Common Stock – Debt Collateral.

4 During April 2010, 250,000 shares of restricted stock were issued to a consultant of which $2,250 was satisfaction of an aged accounts payable owed to him for investor relations services and for providing a limited amount of investor relation services without further charge.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(19)           COMMON STOCK (Continued)

Additional Paid-In-Capital of $11,250 was recorded as the fair market value of the common stock on the date of issuance was $.054 per share.  The aggregate fair market value of the 250,000 restricted shares when issued was $13,500.

5. During May 2010, 2,600,952 shares of restricted stock were issued to Company employees.  Compensation expense of $128,389 and Additional Paid-In-Capital of $10,793 were recorded as the fair market value of the common stock on the date of issuance was $.045 per share.

(20)           STOCK OPTIONS

The Company relies on the guidance provided by ASC 718 (“Compensation-Stock Compensation”).  ASC 718 requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

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

The Company continues to use an expected term of eight years as provided by Staff Accounting Bulletin 110.  Our expected term assumption of eight years for the year ended June 30, 2010, was based upon the guidance provided by SEC Staff Accounting Bulletin 107 enabling us to use the simplified method for “plain vanilla” options for this calculation.  This provision was allowed to be used for grants made on or before December 31, 2007.  On December 21, 2007, the SEC issued Staff Accounting Bulletin 110 which extended the timeframe we will have to use the simplified method on an interim basis.  The SEC will suspend use of this method once detailed information on exercise terms become readily available.  We then will be required to estimate the expected term of an option using historical data by analyzing its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  The impact of applying ASC 718 approximated $588,645 and $145,577, respectively, in additional compensation expense for the twelve months ended June 30, 2010 and 2009.

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

(20)           STOCK OPTIONS (Continued)

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

On March 11, 2010, the Board of Directors adopted the Company’s 2010 Non-Statutory Stock Option Plan (the “2010 Plan”), which must be adopted by the shareholders at the annual meeting which must occur within one year of the Board’s adoption of the 2010 Plan.  The 2010 Plan will provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company.  The maximum number of options that may be granted under the 2010 Plan shall be options to purchase 37,428,466 shares of Common Stock (5% of our issued and outstanding common stock as of March 11, 2010).  Options may be granted under the 2010 Plan for up to 10 years after the date of the 2010 Plan.  The 2010 Non-Statutory Stock Plan replaced the 2007 Non-Statutory Stock Option Plan.

Financial Table of Contents
IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(20)           STOCK OPTIONS (Continued)

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(20)           STOCK OPTIONS (Continued)

Employee Plan (Continued)
Outstanding at June 30, 2004	8,823,833.84		31,748.69
Granted	-		4,253,159.34
Exercised	(13,264)	.26	-
Canceled	(142,891)	.68	-

Outstanding at June 30, 2005	8,667,678.98		4,284,907.34
Granted	-		532,855.18
Exercised	-		-
Canceled	(254,277)	.74	(23,100)	.26

Outstanding at June 30, 2006	8,413,401.96		4,794,662.32
Granted	-		3,927,437.10
Exercised	-		-
Canceled	(4,804)	.70	(131,684)	.16

Outstanding at June 30, 2007	8,408,597.96		8,590,415.22
Granted	-		2,336,526.05
Exercised	-		-
Canceled	(29,750)	.60	(2,707,852)	.14

Outstanding at June 30, 2008	8,378,847.90		8,219,089.20
Granted	-		7,123,300.01
Exercised	-		-
Canceled	(1,094,655)	.60	(495,846)	.18

Outstanding at June 30, 2009	7,284,152.95		14,846,543.20
Granted	-		18,600,000.05
Exercised	-		-
Canceled	(230,913)	.79	(203,769)	.08

Outstanding at June 30, 2010	7,053,239	1.02	33,242,774.08

** On June 25, 1999, the exercise price of 502,225 outstanding incentive stock options was restated to $.60 per share.  The Company has recorded compensation of $330,569 during the fiscal year ended June 30, 1999 as a result of this re-pricing, in accordance with the guidance provided by ASC 718.

Director Plan:
	Incentive Stock Options		Non Statutory Stock Options
	Shares	Wtd. Avg. Price	Shares	Wtd. Avg. Price

Outstanding at June 30, 2000	-0-		-
Granted	150,000	$.65	-
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2001	150,000.65		-
Granted	300,000.55		-
Exercised	-		-
Canceled	-		-

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(20)           STOCK OPTIONS (Continued)

Director Plan (Continued)
Outstanding at June 30, 2002	450,000.58		-
Granted	400,000.18		-
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2003	850,000.40		-
Granted	100,000	1.07	700,000.76
Exercised	(450,000)	.58	-
Canceled	-		-

Outstanding at June 30, 2004	500,000.39		700,000.76
Granted	-		800,000.35
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2005	500,000.39		1,500,000.54
Granted	-		800,000.14
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2006	500,000.39		2,300,000.40
Granted	-		800,000.08
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2007	500,000.39		3,100,000.32
Granted	-		600,000.05
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2008	500,000.39		3,700,000.27
Granted	-		-
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2009	500,000.39		3,700,000.27
Granted	-		-
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2010	500,000.39		3,700,000.27

A summary of the vested and exercisable stock options of the Company is presented as follows:

	June 30, 2010	June 30, 2009
Employee ISO	7,053,239	7,284,152
Director ISO	500,000	500,000
Employee Non-Statutory	23,442,789	15,084,499
Director Non-Statutory	3,700,000	3,700,000

Total	34,696,028	26,568,651

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(20)           STOCK OPTIONS (Continued)

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(20)	STOCK OPTIONS (Continued)

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(20)	STOCK OPTIONS (Continued)

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(20)	STOCK OPTIONS (Continued)

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(20)	STOCK OPTIONS (Continued)

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

At various dates during the year ended June 30, 2010, the Company issued to various employees Non-Statutory options to purchase 18,600,000 shares of common stock at prices ranging from $.022 to $.05.  The exercise price was established as the fair market value of the common stock on the date of grant for employees.  Options granted during the fiscal year ended June 30, 2010 vest over varying periods from immediately up to two years from the date of grant.  The options expire ten years from the grant date.

For the fiscal year ending June 30, 2010, the total compensation for options recorded was $588,483.  We have $334,037 of non-cash unvested stock option compensation remaining to be expensed over the next three years.  These unvested options are being expensed each quarter over the remaining vesting periods.

The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR.  The intrinsic value for options/SSARs exercised in the fiscal years ended June 30, 2010 and 2009 was $-0- and $-0-, respectively.

The following table summarizes information about all of the stock options outstanding at June 30, 2010:

	Outstanding options			Exercisable options
		Weighted
		average
Range of		remaining	Weighted		Weighted
exercise prices	Shares	life (years)	avg. price	Shares	avg. price
$.01 - 1.25	43,496,012	6.66	$.19	33,696,028	$.22
1.26 - 2.49	-	-	-	-	-
2.50 - 2.85	1,000,000	1.00	2.85	1,000,000	2.85

$.01 - 2.85	44,496,012	6.51	$.25	34,696,028	$.30

At June 30, 2010, the Company has issued options pursuant to five different stock option plans, which have been previously described.  On March 11, 2010, the Board adopted the Company’s 2010 Non-Statutory Stock Option Plan which will be submitted to the shareholders for adoption within one year.

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(21)           CONCENTRATION OF CREDIT RISK

During the year, the Company has occasionally maintained cash balances in excess of the Federally insured limits of $250,000.  The funds are with a major money center bank.  Consequently, the Company does not believe that there is a significant risk in having these balances in one financial institution.  The cash balance with the bank at June 30, 2010 was $73,844.

(22)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments.  After a review of our accounts receivable, the Company has recorded an allowance of $57,982 for doubtful accounts.  The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities.  At June 30, 2010 and 2009, the aggregate fair value of the Company’s debt obligations approximated its carrying value.

The Company relies upon the guidance of ASC 820 (“Fair Value Measurements and Disclosures”).  ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.  ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

Upon adoption of ASC 820, there was no cumulative effect adjustment to the beginning retained earnings and no impact on the consolidated financial statements.

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

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(22)	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table sets forth the Company’s financial instruments as of June 30, 2010 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 820, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value

Liabilities:
Series L Convertible Preferred Stock	$	$	$(350,000)	$(350,000)
Series L Accrued Dividend Payable			$(10,874)	$(10,874)
Derivative Liability			(202,156)	(202,156)

At June 30, 2010, the carrying amount of the Series L Convertible Preferred Stock at par value is deemed to be the fair value.  The balance sheet also reflects a liability for the accrued dividend payable on the Series L Convertible Preferred Stock.

(23)           COMMITMENTS AND CONTINGENCIES

In June 1998, IDSI signed an exclusive patent license agreement with Mr. Grable, which encompasses the technology for the CTLM®.  Mr. Grable’s interests in the patent license agreement passed to his estate in August 2001.  Mrs. Grable is the principal beneficiary of Mr. Grable’s estate.  The term of the license is for the life of the Patent (17 years) and any renewals, subject to termination under specific conditions.  The license agreement provides for a royalty based upon a percentage, ranging from 6% to 10%, of the dollar amount earned from each sale before taxes minus the cost of the goods sold and commissions or discounts paid.  We are obligated to pay royalties based on the formula upon receiving FDA approval to market the CTLM® in the U.S.  In addition, following FDA approval, Mrs. Grable would be eligible for minimum royalties of $250,000 per year based on the sales of the products and goods in which the CTLM® patent is used.

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

The plaintiffs allege that they purchased the CTLM® systems for experimental purposes based on alleged oral assurances by our sales representative to the effect that we would promptly receive FDA approval for the CTLM® and that we would give them exclusive distribution rights in Italy.  The plaintiffs are seeking to recover a total of €628,595, representing the aggregate purchase price of the systems plus related expenses.

Based on our preliminary investigation of this matter, we believe that this claim is without merit, and we intend to vigorously defend the case.  Our Italian counsel responded to the lawsuit in November 2008 and requested and was granted an extension to May 2009 to respond.  Our counsel filed our defenses in the Court of Venice at a hearing held in June

Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(23)           COMMITMENTS AND CONTINGENCIES (Continued)

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

On March 5, 2010, the Company entered into a six month Finders Agreement with an entity to provide introductions to potential investors so that the Company would be able to obtain financing in the amount of up to Twenty Million dollars ($20,000,000).  As compensation for its services under the agreement, the Finder shall be entitled to receive an amount equal to 7% of gross proceeds received in cash by the Company and resulting from introductions made by the Finder which resulted in financing to the Company during the term.  On August 26, 2010, the Company extended the Finders Agreement for six (6) additional months automatically term9nating on March 5, 2011.

On March 22, 2010, the Company entered into two-year employment agreement and accompanying stock option agreement with Linda B. Grable, our Chief Executive Officer.  The agreement provided an annual base salary of $168,000.  Ms. Grable was also granted an option to purchase 6,000,000 shares of the Company’s common stock, of which 3,000,000 shares vested and became exercisable on the effective date of the employment agreement and 3,000,000 shares shall vest and become exercisable on March 22, 2011.  The option exercise price per share is $.05, the closing price of the Company’s common stock on March 22, 2010.  Ms. Grable’s new employment agreement replaces her previous employment agreement which expired on April 15, 2010.

On March 22, 2010, the Company entered into two-year employment agreement and accompanying stock option agreement with Allan L. Schwartz, our Executive Vice-President and Chief Financial Officer.  The agreement provided an annual base salary of $192,400.  Mr. Schwartz was also granted an option to purchase 6,000,000 shares of the Company’s common stock, of which 3,000,000 shares vested and became exercisable on the effective date of the employment agreement and 3,000,000 shares shall vest and become exercisable on March 22, 2011.  The option exercise price per share is $.05, the closing price of the Company’s common stock on March 22, 2010.  His previous employment agreement expired on March 22, 2010.

On March 22, 2010, the Company entered into two-year employment agreement with Deborah O’Brien, our Senior Vice-President.  The agreement provided an annual base salary of $138,000.  Ms. O’Brien was also granted an option to purchase 6,000,000 shares of the Company’s common stock, of which 3,000,000 shares vested and became exercisable on the effective date of the employment agreement and 3,000,000 shares shall vest and become exercisable on March 22, 2011.  The option exercise price per share is $.05, the closing price of the Company’s common stock on March 22, 2010.  Her previous employment agreement expired on September 14, 2008.

We previously carried $3,000,000 in product liability insurance to cover both clinical sites and sales.  As part of our cost savings initiatives, we cancelled the policy as we have not had any adverse experiences after conducting more then 15,000 patient scans worldwide.  We are now self-insuring the risk of product liability.

(24)           SUBSEQUENT EVENTS - UNAUDITED

From July 1, 2010 through October 13, 2010, we raised a total of $1,000,000 after expenses through the sale of 42,440,812 shares of common stock to Southridge pursuant to our Southridge Private Equity Credit Agreement.

As of October 13, 2010, we owe a total of $1,539,500 in short-term debt.  Of the $1,539,500 we owe a total of $1,089,356 in principal and $450,144 in premium.  We have received loan extensions on all of our short-term notes to October 31, 2010.

The Company has entered into agreements with various distributors located throughout Europe, Asia and South America to market the CTLM® device. The terms of these agreements range from twelve months to three years. The Company has the right to renew the agreements, with renewal periods ranging from one to five years.

Main Table of Contents

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

Main Table of Contents

Item 9B.  Other Information –

None

The remainder of this page is intentionally blank.

Main Table of Contents

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Corporate Governance

Compensation Discussion and Analysis
This section describes the material elements of compensation awarded to, earned by or paid to the individuals who served as our former chief executive officer, our current chief executive officer, our executive vice president & chief financial officer, and our senior vice president during fiscal 2010.  These individuals are listed in the “Summary Compensation Table” below and are referred to as the “Named Executive Officers”.

Our executive compensation programs were determined and proposed by our Compensation Committee and approved by our Board of Directors, for so long as the Compensation Committee was in existence.  None of the Named Executive Officers were members of the Compensation Committee or otherwise had any role in determining the compensation of other Named Executive Officers, although the Compensation Committee did consider the recommendations of our CEO in setting compensation levels for our other executive officers.  Our Compensation Committee was comprised of three out of our four independent directors.  On February 27, 2008, Edward Rolquin, a member of the Compensation Committee, announced his retirement from the Board of Directors.  On April 16, 2008, we received and accepted the resignations of our three outside directors:  Jay Bendis; Patrick Gorman; and Sherman Lazrus.  Mr. Gorman was not a member of the Compensation Committee.  These resignations were tendered to comply with a request by outside funding sources as a condition to such funding.  Upon their resignations, the Board of Directors assumed the duties of the Compensation Committee.  Thus, the Board of Directors performed the duties of the Compensation Committee for fiscal 2009 and fiscal 2010.

Executive Compensation Program Objectives and Overview.

The Compensation Committee conducts an annual review of our executive compensation programs to ensure that:


the program is designed to achieve our goals of promoting financial and operational success by attracting, motivating and facilitating the retention of key employees with outstanding talent and ability; and

	the program adequately rewards performance which is tied to creating stockholder value.
	Our current executive compensation program is based on two components, which are designed to be consistent with our compensation philosophy: (1) base salary and (2) grants of stock options.

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

Main Table of Contents

All references below to the Compensation Committee refer to the Board of Directors since April 16, 2008, except where the context requires otherwise.

Current Executive Compensation Program Elements.

Base Salaries
Salaries for our three executive officers are reviewed by the Compensation Committee on an annual basis.  During fiscal 2010, the cash salaries paid to Linda Grable, Allan Schwartz and Deborah O’Brien were $156,000, $192,400, and $105,859, respectively.  During fiscal 2009, the cash salaries paid to Linda Grable, Allan Schwartz and Deborah O’Brien were $143,878, $188,237, and $137,832, respectively.  During fiscal 2008, the cash salaries paid to Linda Grable, Allan Schwartz and Deborah O’Brien were $30,000, $185,802, and $139,588, respectively.

Annual Incentive Bonuses
The Compensation Committee may elect to award incentive bonuses as part of total compensation to executive officers who have rendered services during the year that exceed those normally required or anticipated or who have achieved specific targeted objectives with regard to sales performance, financial performance, inventory efficiencies and other criteria which may be established from time to time.  These bonuses are intended to reflect the Compensation Committee’s determination to reward any executive who, through extraordinary effort, has substantially benefited the Company and its stockholders during the year.  During fiscal 2010, no annual incentive bonuses were paid.

Stock Option Grants
Our policy is that the long-term compensation of our Named Executive Officers and other executive officers should be directly linked to the value provided to stockholders.  Therefore, we have periodically made grants of stock options to provide further incentives to our executives to increase stockholder value.  During fiscal 2010, the stock option grants made to Linda Grable, Allan Schwartz and Deborah O’Brien were 6,000,000, 6,000,000 and 6,000,000, respectively.  During fiscal 2009, the stock option grants made to Linda Grable, Allan Schwartz and Deborah O’Brien were 3,000,000, 3,000,000 and 0, respectively.  During fiscal 2008, the stock option grants made to Linda Grable, Allan Schwartz and Deborah O’Brien were 1,000,000, 250,000 and 250,000, respectively.  Stock options are granted with an exercise price that is equal to the closing price of our common stock on the grant date.  Thus, the recipients will realize value on their stock options if our stockholders realize value on their shares.

The Compensation Committee bases its grants of stock options to executives on a number of factors, including:

	the executive’s position with us and total compensation package;
	the executive’s performance of his or her individual responsibilities; and
	the executive’s contribution to the success of our financial performance.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was an officer or employee of our Company during the prior year or was formerly an officer of our Company.  During the fiscal year ended June 30, 2010, none of our executive officers served on the Compensation Committee of any other entity, any of whose directors or executive officers served either on our Board of Directors or on our Compensation Committee.

Main Table of Contents

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position	Year Elected or Appointed

Linda B. Grable	73	Chief Executive Officer and	2008
		Chairman of the Board

Allan L. Schwartz	68	Executive Vice-President, Chief	1994
		Financial Officer and Director

Deborah O’Brien	47	Senior Vice-President	2003

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

Deborah O’Brien
Deborah O’Brien was appointed Senior Vice President on September 15, 2003.  Ms. O’Brien has been employed at IDSI since 1995.  During her tenure, she has held the positions of Director of Investor Relations, Vice President of Corporate Communications and most recently, since September 2001, Vice President of Business Development.  Her responsibilities have included developing and executing a strategic corporate communications campaign, managing internal communications, outside public relations, marketing, and clinical applications.  In addition, Ms. O’Brien was directly responsible for the development and establishment of consumer and industry awareness of our CTLM® System via a media outreach which targeted industry publications, national network television, radio, nationally-circulated publications and high traffic internet sites.  As Vice President of Business Development, she was closely involved with various regulatory and marketing projects and played an integral role in the development and preparation of our FDA Application.  She also supervised and managed the collection of clinical data for the FDA approval process.  Prior to joining IDSI, she worked for seven years in the financial arena, managing investor

Main Table of Contents

accounts, and in the medical device industry, marketing medical equipment.  Ms. O’Brien began her career in the mortgage loan industry as an account executive with Citibank.

Due to the resignation on April 16, 2008 of our three remaining independent directors, the following committees have no members until such time as new independent members are appointed to fill these committees: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.  Until such time as we secure sufficient funding to enable the Company to obtain additional qualified independent directors, the responsibilities of these committees will continue to be served by the two current executive officers/directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file.  To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended June 30, 2010.

Main Table of Contents

SUMMARY COMPENSATION TABLE – FISCAL 2010

Item 11.  Executive Compensation

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer, former Chief Executive Officer, Executive Vice President & CFO, and Senior Vice President for services rendered to us during fiscal 2010.

SUMMARY COMPENSATION TABLE – FISCAL 2010
							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)(5)	($)	($)(6)	($)(7)	($)	($)	($)	($)
Linda B. Grable	2010	156,000	-	5,000	190,625	-	-	-	351,625
CEO and COB(1),(2)	2009	143,878	-	800	60,333	-	-	-	205,011
	2008	30,000	-	-	1,667	-	-	-	31,667

Allan L. Schwartz	2010	192,400	-	5,000	190,625	-	-	-	388,025
Exec V.P.,CFO and Director(1),(3)	2009	188,237	-	800	31,667	-	-	-	220,704
	2008	185,802	-	-	12,500	-	-	-	198,302

Deborah O'Brien	2010	105,859	-	5,000	190,625	-	-	-	301,484
Senior Vice- President(1),(4)	2009	137,832	-	800	3,109	-	-	-	141,741
	2008	139,588	-	-	16,018	-	-	-	155,606

(1)
All Named Executive Officers receive reimbursement for auto expense in the amount of $500 per month.  However, during f/y 2010 the Executive Officers agreed to accrue various monthly auto expenses until a time where the Company secures additional financing.  During f/y 2009 the Executive Officers agreed to accrue all monthly auto expenses until a time where the Company secures additional financing.  The Company secured the additional financing and paid the Executive Officers all of their accrued auto expense from f/y 2009.

(2)
Salary recorded for f/y 2010 includes base salary of $168,000.  Effective January 1, 2010, Ms. Grable’s salary increased from $144,000 to $168,000.   Salary recorded for f/y 2009 includes base salary of $144,000.  Previously, from January 1, 2009 through June 30, 2009, Ms. Grable deferred $39,000 of her salary which was accrued until such time as the Company secures additional financing.  The Company secured the additional financing and Ms. Grable was paid the $39,000 of deferred salary in f/y 2010.  On April 16, 2008, Ms. Grable came out of retirement and rejoined the company as Chairman of the Board and CEO.

(3)
Salary recorded for f/y 2010 includes base salary of $192,400.  Previously, from January 1, 2009 through June 30, 2009, Mr. Schwartz deferred $52,108 of his salary which was accrued until such time as the Company secures additional financing.  The Company secured the additional financing and Mr. Schwartz was paid the $52,108 of deferred salary in f/y 2010.  Salary recorded for f/y 2009 includes base salary of $192,400.  From July 1, 2008 through July 31, 2008, Mr. Schwartz deferred $4,008 of his salary until a time where the Company secures additional financing. Salary recorded for f/y 2008 includes base salary of $179,142 plus $6,660 vacation pay.  From April 1, 2008 through June 30, 2008, Mr. Schwartz deferred $12,025 of his salary until a time where the Company secures additional financing.  As of June 30, 2010, Mr. Schwartz is owed a total of $16,033 of his salary from previous fiscal years.

(4)
Salary recorded for f/y 2010 includes base salary of $138,000.  However, Ms. O’Brien took a temporary leave of absence during f/y 2010 and was only paid $105,859.  Previously, from January 1, 2009 through June 30, 2009, Ms. O’Brien deferred $37,375 of her salary which was accrued until such time as the Company secures additional financing.  The Company secured the additional financing and Ms. O’Brien was paid the $37,375 of deferred salary in f/y 2010.  Salary recorded for f/y 2009 includes base salary of $138,000.  Salary recorded for f/y 2008 includes base salary of $135,342 plus $4,246 vacation pay.

(5)
During the third and fourth quarter of f/y 2009, the Executive Officers were paid a portion of their respective salaries with the balance due accrued until such time as the Company secured additional funds.  The Company secured the additional financing and all three Executive Officers were paid their deferred salary in f/y 2010 except Mr. Schwartz is owed a total of $16,033 of his salary from previous fiscal years.

(6)
During December 2009, 250,000 shares of common stock were issued as a bonus to all Company employees.  However, the executive officers’ shares were issued with a restrictive legend while the other employees’ shares were issued without restrictive legend due to the de-minimus size of the issuance.  Compensation expense of $5,000 per employee was recorded as the fair market value of the common stock on the date of issuance was $.02 per share.  During March 2009, 100,000 shares of restricted stock were issued as a bonus to all Company employees.  Compensation expense of $800 per employee was recorded as the fair market value of the common stock on the date of issuance was $.008 per share.

(7)
Amount listed represents the dollar amount we recognized for financial reporting purposes under FASB guidance, “Share Based Payment”.  Assumptions made for the purpose of computing this amount are discussed in Note 2(j) to the Notes to our Financial Statements contained in this report.

Main Table of Contents

OUTSTANDING EQUITY AWARDS AT FISCAL 2010 YEAR-END

The following table sets forth information concerning unexercised options outstanding for each of our Named Executive Officers at June 30, 2010.

	Option Awards					Stock Awards
									Equity
									Incentive
			Equity					Equity Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Linda B. Grable	500,000	-	-	$2.85	8/30/2010
CEO and Chairman	500,000	-	-	$0.77	8/30/2011
of the Board(1)	2,250,000	-	-	$0.60	12/1/2011
	1,000,000	-	-	$0.045	4/16/2018
	3,000,000	-	-	$.01	3/23/2019
	3,000,000	3,000,000		$.05	3/22/2020

Allan L. Schwartz	500,000	-	-	$2.85	8/30/2010
Exec V.P., CFO and	500,000	-	-	$0.77	8/30/2011
Director(2)	500,000	-	-	$0.30	8/30/2012
	500,000	-	-	$1.21	8/30/2013
	500,000	-	-	$0.30	8/30/2014
	100,000	-	-	$0.20	9/12/2015
	250,000	-	-	$0.11	9/12/2016
	250,000	-	-	$0.058	8/30/2017
	3,000,000	-	-	$.01	3/23/2019
	3,000,000	3,000,000		$.05	3/22/2020

Deborah O'Brien	200,000	-	-	$0.56	10/25/2011
Senior Vice-	25,000	-	-	$0.50	2/02/2012
President(3)	302,000	-	-	$1.13	9/15/2013
	250,000	-	-	$0.11	9/12/2016
	250,000	-	-	$0.084	9/15/2017
	3,000,000	3,000,000		$.05	3/22/2020

(1)	Ms. Grable had 13,250,000 stock options outstanding as of June 30, 2010 of which 10,250,000 are fully vested.
(2)	Mr. Schwartz had 12,100,000 stock options outstanding as of June 30, 2010 of which 9,100,000 are fully vested.
(3)	Ms. O’Brien had 7,027,000 stock options outstanding as of June 30, 2010 of which 4,027,000 are fully vested.

Main Table of Contents

OPTION EXERCISES AND STOCK VESTED - FISCAL 2010

The following table sets forth information concerning each exercise of stock options for each of our Named Executive Officers during the year ended June 30, 2010.

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

On March 23, 2009, we entered into a one-year employment agreement effective March 23, 2009 at an annual salary of $144,400.  Ms. Grable was also granted an option to purchase 3,000,000 shares of the Company’s common stock which shall vest and become exercisable on March 24, 2009.  The option exercise price per share is $.01 based on the closing price on March 23, 2009 of $.0085.  The new agreement supersedes her April 16, 2008 employment Agreement except that the 1,000,000 options granted in that agreement remain in effect and vested on April 16, 2009.

On March 22, 2010, we entered into two-year employment agreement and accompanying stock option agreement with Ms. Grable.  The agreement provided an annual base salary of $168,000.  She was also granted an option to purchase 6,000,000 shares of the Company’s common stock, of which 3,000,000 shares vested and became exercisable on the effective date of the employment agreement and 3,000,000 shares shall vest and become exercisable on March 22, 2011.  The option exercise price per share is $.05, the closing price of the Company’s common stock on March 22, 2010.  Ms. Grable’s new employment agreement replaces her previous employment agreement which expired on April 15, 2010.

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

Main Table of Contents

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

On March 22, 2010, we entered into two-year employment agreement with Mr. Schwartz at an annual salary of $192,400.  Mr. Schwartz was also granted an option to purchase 6,000,000 shares of the Company’s common stock, of which 3,000,000 shares vested and became exercisable on the effective date of the employment agreement and 3,000,000 shares shall vest and become exercisable on March 22, 2011.  The option exercise price per share is $.05, the closing price of the Company’s common stock on March 22, 2010.  His previous employment agreement expired on March 22, 2010.

Deborah O’Brien

On September 15, 2003, we entered into a three-year employment agreement with Deborah O’Brien, our Senior Vice-President at an annual salary of $95,000.  The Senior Vice-President was also granted 302,000 incentive stock options at an exercise price of $1.13 per share, the fair market value at the date of the grant, which will vest ratably over the three-year period.  On September 12, 2006, we entered into a one-year employment agreement with Ms. O’Brien at an annual salary of $125,000.  The Senior Vice-President was also granted a $25,000 performance bonus opportunity (which later expired) and 250,000 non-statutory stock options at an exercise price of $.114 per share, the fair market value at the date of the grant, which will vest in one year.  On August 30, 2007, we entered into a one-year employment agreement commencing on September 15, 2007 with Ms. O’Brien at an annual salary of $138,000.  The Senior Vice-President was also granted 250,000 non-statutory stock options on September 15, 2007 at an exercise price of $.084 based on the fair market value at the date of the grant.  These options vested on September 15, 2008.  From September 15, 2008, until March 22, 2010, Ms. O’Brien worked without an employment agreement.

On March 22, 2010, we entered into two-year employment agreement with Ms. O’Brien at an annual salary of $138,000.  Ms. O’Brien was also granted an option to purchase 6,000,000 shares of the Company’s common stock, of which 3,000,000 shares vested and became exercisable on the effective date of the employment agreement and 3,000,000 shares shall vest and become exercisable on March 22, 2011.  The option exercise price per share is $.05, the closing price of the Company’s common stock on March 22, 2010.  Her previous employment agreement expired on September 14, 2008.

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

Main Table of Contents

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

Upon termination of Ms. Grable’s employment agreement without “cause” or by change of control as defined in paragraph (e) Special Termination (ii), we will be obligated to pay the balance of compensation due on her two-year contract which commenced on March 22, 2010.  Assuming such termination occurred on June 30, 2010, we estimate that amount to be $294,000.

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

Main Table of Contents

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

Upon termination of Mr. Schwartz’s employment agreement without “cause” or by change of control as defined in paragraph (e) Special Termination (ii), we will be obligated to pay the balance of compensation due on his two-year contract which commenced on March 22, 2010.  Assuming such termination occurred on June 30, 2010, we estimate that amount to be $336,700.

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

Main Table of Contents

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

Upon termination of Ms. O’Brien’s employment agreement without “cause” or by change of control as defined in paragraph (e) Special Termination (ii), we will be obligated to pay the balance of compensation due on her two-year contract which commenced on March 22, 2010.  Assuming such termination occurred on June 30, 2010, we estimate that amount to be $241,500.

Director Compensation – Fiscal 2010

During fiscal 2010, we had no independent directors, and we paid no separate compensation for service on our Board.  Our directors received all of their compensation in their capacities as executives.

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

Main Table of Contents

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

Main Table of Contents

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

On March 11, 2010 the Board of Directors adopted the Company’s 2010 Non-Statutory Stock Option Plan (the “2010 Plan”).  The Board will include a proposal for the shareholders to adopt the 2010 plan at our next annual meeting tentatively scheduled for December 2010.  The 2010 Plan will provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company.  The maximum number of options that may be granted under the 2010 Plan shall be options to purchase 37,428,466 shares of Common Stock (5% of our issued and outstanding common stock as of March 10, 2010).  Options may be granted under the 2010 Plan for up to 10 years after the date of the 2010 Plan.  The 2010 Non-Statutory Stock Plan replaced the 2007 Non-Statutory Stock Option Plan.

Main Table of Contents

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table shows the beneficial ownership of our common stock as of October12, 2010 regarding:

·	each person that we know of who beneficially owns more than 5% of the outstanding shares of our common stock,
·	each current director and executive officer, and
·	all executive officers and directors as a group.

Name and Address	Number of Shares Owned	% of Outstanding
of Beneficial Owner	Beneficially(1)(2)(7)	Shares of Common Stock

Linda B. Grable	26,760,274(3)	3.36%
5307 NW 35th Terrace
Fort Lauderdale, FL 33309

Allan L. Schwartz	13,255,520(4)	1.84%
5307 NW 35th Terrace
Fort Lauderdale, FL 33309

Deborah O’Brien	5,137,000(5)	0.92%
5307 NW 35th Terrace
Fort Lauderdale, FL 33309

All officers and directors	45,152,794(6)	6.12%
as a group (3 persons)

(1)
Except as indicated in the footnotes to this table, based on information provided by such persons, the persons named in the table above have sole voting power and investment power with respect to all shares of common stock shown beneficially owned by them.

(2)
Percentage of ownership is based on 884,278,434 shares of common stock outstanding as of October 12, 2010 plus each person’s options that are exercisable within 60 days.  Shares of common stock subject to stock options that are exercisable within 60 days as of October 12, 2010 are deemed outstanding for computing the percentage of that person and the group.

(3)	Includes 9,750,000 shares subject to options and 17,010,274 shares owned by Linda B. Grable.
(4)	Includes 8,600,000 shares subject to options and 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.
(5)	Includes 4,027,000 shares subject to options.
(6)
Includes 22,377,000 shares subject to options held by Linda Grable, Allan Schwartz and Deborah O’Brien.  Also includes 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.

(7)
Linda Grable, Allan Schwartz and Deborah O’Brien have signed waivers agreeing that they will not exercise any of their respective options to purchase 31,377,000 shares of the Company’s common stock until all shares covered by the Registration Statement are sold, and then only if and to the extent that the Company has authorized but unissued shares of common stock available for issuance in connection with such exercise, or until the Registration Statement is withdrawn.

Dividend Policy
To date, we have not declared or paid any dividends with respect to our common stock, and the current policy of the Board of Directors is to retain any earnings to provide for our growth.  We do not anticipate paying cash dividends on our common stock in the foreseeable future.

Main Table of Contents

Item 13.  Certain Relationships and Related Transactions

The late Richard and Linda Grable were husband and wife.  Mrs. Grable continues to control a substantial portion of our outstanding stock.

In June 1998, IDSI signed an exclusive patent license agreement with Richard Grable.  The term of the license is for the life of the patent (17 years) and any renewals, subject to termination under specific conditions.  As consideration for this license, we issued Mr. Grable 7,000,000 shares of common stock and granted a royalty ranging from 6% to 10% of the dollar amount earned from each CTLM® sale before taxes minus the cost of the goods sold and commissions or discounts paid.  The royalty provisions do not apply to any sales prior to receipt of the FDA approval for the CTLM®.  In addition, following issuance of FDA approval, IDSI Mr. Grable would be paid a minimum royalty of at least $250,000 per year.  Mr. Grable’s interest in the patent license agreement passed to his estate, of which Linda Grable is the principal beneficiary.

Item 14.  Principal Accounting Fees and Services

For the Fiscal Years ended June 30, 2010 and 2009, we paid audit fees totaling $67,000 and $38,000 respectively, and paid fees for tax services totaling $2,500 and $2,500 respectively.

	June 30,
	2010	2009
Audit Fees	$67,000	$38,000
Tax Services	$2,500	$2,500

Totals	$69,500	$40,500

Main Table of Contents

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits

EXHIBIT	DESCRIPTION

3.1	Articles of Incorporation (Florida)- Incorporated by reference to Exhibit 3(a) of our Form 10-KSB for the fiscal year ending June 30, 1995.
3.2
Amendment to Articles of Incorporation (Designation of Series A Convertible Preferred Shares) - Incorporated by reference to Exhibit 3.  (i). 6 of our Form 10-KSB for the fiscal year ending June 30, 1996.  File number 033-04008.

3.3	Amendment to Articles of Incorporation (Designation of Series B Convertible Preferred Shares). Incorporated by reference to our Registration Statement on Form S-1 dated July 1, 1997.
3.4	Amendment to Articles of Incorporation (Designation of Series C Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated October 15, 1997.
3.5	Amendment to Articles of Incorporation (Designation of Series D Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated January 12, 1998.
3.6	Amendment to Articles of Incorporation (Designation of Series E Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated February 19,1998.
3.7	Amendment to Articles of Incorporation (Designation of Series F Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated March 6, 1998.
3.8	Amendment to Articles of Incorporation (Designation of Series H Convertible Preferred Shares). Incorporated by reference to our Registration Statement on Form S-2 File Number 333-59539.
3.9	Certificate of Dissolution - is incorporated by reference to Exhibit (3)(a) of our Form 10-KSB for the fiscal year ending June 30, 1995.
3.10	Articles of Incorporation and By- Laws (New Jersey) -are incorporated by reference to Exhibit 3 (i) of our Form 10-SB, as amended, file number 0-26028, filed on May 6, 1995 ("Form 10-SB").
3.11	Certificate and Plan of Merger - is incorporated by reference to Exhibit 3(i) of the Form 10-SB.
3.12	Certificate of Amendment - is incorporated by reference to Exhibit 3(i) of the Form 10-SB.
3.13	Amended Certificate of Amendment-Series G Designation.
3.14	Certificate of Amendment-Series I Designation
3.15	Amended Certificate of Amendment-Series B Designation
3.16	Certificate of Amendment-Series K Designation. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
3.17	Certificate of Amendment-Series L Designation.
10.2	Patent Licensing Agreement. Incorporated by reference to our Registration Statement on Form S-2, File Number 333-59539.
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

Main Table of Contents

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

Main Table of Contents

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

10.111	2010 Non-Statutory Stock Option Plan dated March 11, 2010. Incorporated by reference to our Form S-1 Amendment No. 1 filed on May 24, 2010.
14.1	Code of Ethics.
31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Main Table of Contents

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

Signatures	Title	Date

/s/Linda B. Grable	Chief Executive Officer	October 13, 2010
Linda B. Grable	and Chairman of the Board of Directors

/s/Allan L. Schwartz	Director, Executive Vice-President,	October 13, 2010
Allan L. Schwartz	and Chief Financial Officer
(Principal Accounting and Financial
Officer)