Form 10-Q
period 2010-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2010-11-15
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 15, 2010: 884,278,434 shares of common stock, no par value; and 35 shares of Series L convertible preferred stock outstanding.

	IMAGING DIAGNOSTIC SYSTEMS, INC.
	(A Development Stage Company)

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Balance Sheets – (Unaudited) September 30, 2010 and June 30, 2010	3

	Condensed Statements of Operations - (Unaudited) Three months ended September 30, 2010 and 2009, and December 10, 1993 (date of inception) to September 30, 2010	4

	Condensed Statements of Cash Flows - (Unaudited) Three months ended September 30, 2010 and 2009, and December 10, 1993 (date of inception) to September 30, 2010	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Financial Condition and Results	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	40

Signatures		42

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheets

Assets

	Sept. 30, 2010	June 30, 2010
Current assets:	Unaudited	*
Cash	$236,475	$73,844
Accounts receivable, net of allowances for doubtful accounts
of $23,500 and $57,982, respectively	24,540	12,850
Loans receivable, net of reserve of $57,000
and $57,000, respectively	3,796	3,796
Inventories, net of reserve of $399,000 and $408,000, respectively	426,306	436,110
Prepaid expenses	79,765	61,115

Total current assets	770,882	587,715

Property and equipment, net	202,607	221,763
Intangible assets, net	162,338	170,882

Total assets	$1,135,827	$980,360

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,569,485	$1,538,748
Customer deposits	98,114	98,114
Short term debt	1,506,500	1,506,500

Total current liabilities	3,174,099	3,143,362

Convertible preferred stock (Series L), 9% cumulative annual dividend,
no par value, 35 and 0 shares issued, respectively	350,000	350,000
Derivative Liability	221,510	202,155

Stockholders equity (Deficit):
Common stock	106,903,455	105,927,719
Common stock - Debt Collateral	(1,150,000)	(1,150,000)
Additional paid-in capital	4,474,110	4,388,006
Deficit accumulated during development stage	(112,837,347)	(111,880,882)

Total stockholders' equity (Deficit)	(2,609,782)	(2,715,157)

Total liabilities and stockholders' equity (Deficit)	$1,135,827	$980,360

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
A Development Stage Company
(Unaudited)
Condensed Statements of Operations

	Three Months Ended		Since Inception
	September 30,		(12/10/93) to
	2010	2009	Sept. 30, 2010

Net Sales	$11,461	$158,000	$2,336,125
Gain on sale of fixed assets	-	-	2,794,565
Cost of Sales	4,259	17,767	932,876

Gross Profit	7,202	140,233	4,197,814

Operating Expenses:
General and administrative	565,674	397,997	59,139,696
Research and development	239,800	123,462	22,668,758
Sales and marketing	74,336	83,972	9,187,590
Inventory valuation adjustments	5,687	4,967	4,826,036
Depreciation and amortization	27,699	38,717	3,329,373
Amortization of deferred compensation	-	-	4,064,250

	913,196	649,115	103,215,703

Operating Loss	(905,994)	(508,882)	(99,017,889)

Interest income	312	-	309,708
Other income	35,664	411	918,852
Other income - LILA Inventory	-	-	(69,193)
Derivative Liability	(19,355)	-	(83,879)
Loss on derivative liability	-	-	(137,631)
Interest expense	(67,092)	(51,975)	(7,909,555)

Net Loss	(956,465)	(560,446)	(105,989,587)

Dividends on cumulative Pfd. stock:
From discount at issuance	-	-	(5,402,713)
Earned	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(956,465)	$(560,446)	$(112,837,347)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.60)

Weighted average number of
common shares outstanding:
Basic and diluted	853,250,235	673,167,288	188,010,908

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows

	Three Months		Since Inception
	Ended September 30,		(12/10/93) to
	2010	2009	Sept. 30, 2010
Cash flows from operations:
Net loss	$(956,466)	$(560,445)	$(105,989,587)
Changes in assets and liabilities	319,097	311,764	31,851,412
Net cash used in operations	(637,369)	(248,681)	(74,138,175)

Cash flows from investing activities:
Proceeds from sale of property & equipment	-	-	4,390,015
Capital expenditures	-	-	(7,578,436)
Net cash provided (used in) investing activities	-	-	(3,188,421)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Other financing activities	-	-	7,876,823
Proceeds from issuance of preferred stock	-	-	18,389,500
Net proceeds from issuance of common stock	800,000	277,500	51,347,037

Net cash provided by (used in) financing activities	800,000	277,500	77,563,071

Net increase (decrease) in cash	162,631	28,819	236,475

Cash, beginning of period	73,844	12,535	-

Cash, end of period	$236,475	$41,354	$236,475

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for three month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2011.  These condensed financial statements have been prepared in accordance with Financial Accounting Standards guidance for Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on October 13, 2010.

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

We currently manufacture and sell our sole product, the CTLM® - Computed Tomography Laser Mammography.  We are appointing distributors and installing collaboration systems as part of our global commercialization program.  We have sold 15 systems as of September 30, 2010; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  We are attempting to create increased product awareness as a foundation for developing markets through an international distributor network.  We may be able to exit reporting as a Development Stage Enterprise upon two successive quarters of sufficient revenues such that we would not have to utilize other funding to meet our quarterly operating expenses.

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	Sept. 30, 2010	June 30, 2010
	Unaudited
Raw materials consisting of purchased parts, components and supplies	$511,319	$513,556
Work-in-process including units undergoing final inspection and testing	28,942	28,943
Finished goods	285,045	292,611

Sub-Total Inventories	825,306	835,110

Less Inventory Reserve	(399,000)	(399,000)

Total Inventory - Net	$426,306	$436,110

We review our Inventory for parts that have become obsolete or in excess of our manufacturing requirements and our Finished Goods for valuation pursuant to our Critical Accounting Policy for Inventory.  For the fiscal year ending June 30, 2009, we reclassified the net realizable value of $8,591 as this CTLM® system is being used as a clinical system at the University of Florida.  For the fiscal year ending June 30, 2008 since such finished goods are being utilized for collecting data for our FDA application, we reclassified the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical equipment.  For the fiscal year ending June 30, 2009 we identified $408,000 of Inventory that we deem impaired due to the lack of inventory turnover.  For the fiscal year ending June 30, 2010 we identified $399,000 of Inventory that we deem impaired due to the lack of inventory turnover. No further Inventory Reserve was recorded for the quarter ending September 30, 2010.

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

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP.  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of our financial statements or disclosures during the quarter ended September 30, 2010 as a result of implementing the Codification.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying ASC 718 approximated $94,043 and $3,666, respectively, in additional compensation expense for the three months ended September 30, 2010 and 2009.

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

For purposes of the following disclosures the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended September 30, 2010: no dividend yield; expected volatility of 174%; risk-free interest rate of 4%; and an expected eight-year term for options granted.  For the quarter ending September 30, 2010, the net income and earnings per share reflect the actual deduction for option expense as a non-cash compensation expense.

Stock-based compensation expense recorded during the three months ended September 30, 2010, was $94,043 compared to $3,666 from the corresponding period in fiscal 2009.  In connection with the Sale/Lease-Back of our commercial building, we recorded $297 as non-qualified stock option expense for the three months ended September 30, 2009.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back”.

The weighted average fair value per option at the date of grant for the three months ended September 30, 2010 using the Black-Scholes Option-Pricing Model was $.027.   The weighted average fair value per option at the date of grant for the three months ended September 30, 2009 was $.0 because we did not grant any new stock options during the quarter.  Assumptions were as follows:

	Three Months Ended
	September 30th,
	2010	2009
Expected Volatility(1)	174%	-
Risk Free Interest Rate(2)	4%	4%
Expected Term(3)	8 yrs	8 yrs

(1)  We calculate expected volatility through a mathematical formula using the last day of the week’s closing stock price for the previous 61 weeks prior to the option grant date.  The expected volatility for the three months ending September 30, 2010 and 2009 in the table above are weighted average calculations.  There was no Expected Volatility for the quarter ending September 30, 2009 as no stock options were granted during the period.

(2)  We lowered our risk-free interest rate from 5% to 4% for stock option expensing effective for the quarter ending September 30, 2008.  If a significant increase or decrease occurs in the zero coupon rate of the U.S Treasury Bond, a new rate will be set.  The decrease in the risk-free interest rate will decrease compensation expense.

(3)  We continue to use an expected term assumption of eight years based on guidance provided by SEC Staff Accounting Bulletin 107 and subsequently Staff Accounting Bulletin 110.  These bulletins enable us to use the simplified method for “plain vanilla” options for this calculation.

NOTE 7 - COMMON STOCK ISSUANCES – PRIVATE EQUITY CREDIT AGREEMENT

During the first quarter ending September 30, 2010, we drew $900,000 but only received $800,000 from our Private Equity Credit Agreement with Southridge Partners II LP (Southridge).  The balance of $100,000 from the credit line was received on October 12th and 14th of 2010.  For the three months ended September 30, 2010, we recorded deemed interest expense of $66,487 for our private equity credit agreement.  See Item 5.  Other Information – “Financing/Equity Line of Credit.”  Subsequent to the end of the first quarter, we did not initiate any put notices from our Private Equity Credit Agreement with Southridge through the date of this report.

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

From November 10, 2009 to September 30, 2010 we borrowed $1,591,794 in the aggregate from six unaffiliated third party investors.  As additional consideration for $237,500 of these loans in December 2009, we issued 16,625,000 restricted shares of common stock.  Upon maturity and extensions of the original maturity dates, we are obligated to pay the principal amount and $258,144 in premium.  With respect to $1,000,000 principal amount of these notes, we issued 55,363,637 shares of restricted common stock as collateral.  The fair market value of these collateral shares at the date of issuance were recorded and presented as a contra equity account “Common stock – Debt Collateral” as they remain unearned and subject to be returned once the related debt is repaid.  With respect to $350,000 principal amount of a note, we issued 35 shares of Series L Convertible Preferred Stock as collateral.  On March 31, 2010 one of the third party investors converted these collateral shares, pursuant to the terms of their $350,000 promissory note, and the note was cancelled.  During the third quarter ending March 31, 2010, we repaid an aggregate principal amount of $93,750 and $10,000 in premium on these notes.  During the fourth quarter ending June 30, 2010, we repaid an aggregate principal amount of $48,044 and $644 in premium on the notes.  Since July 1, 2010 we have not repaid any principal or premiums due.  See “Item 2 Results of Operations, Issuance of Stock in Connection with Short-Term Loans”

NOTE 11 – SERIES L CONVERTIBLE PREFERRED STOCK

On February 25, 2010, we issued 35 shares of its Series L Convertible Preferred Stock at a purchase price of $10,000 per share as collateral in connection with a $350,000 short-term loan.  On March 31, 2010 the holder converted the note into the collateral shares of 35 preferred shares of Series L Convertible Preferred Stock.  We have reserved 16,587,690 shares of common stock to cover the conversion of the 35 shares of Series L Convertible Preferred Stock outstanding.  Pursuant to the Certificate of Designation of Series L Convertible Preferred Stock, (iii) Issuance of Securities, a reset provision is provided if common shares are issued less than $.0211 on or before the conversion of all of the Series L Convertible Preferred shares.  The reset provision triggered a Derivative Liability valuation for such provision.

NOTE 12 – DERIVATIVE LIABILITY

Effective June 1, 2010, we adopted the ASC 815 guidance provided for Derivatives and Hedging which applies to any free standing financial instruments or embedded features that have characteristics of a derivative and to any free standing financial instruments that are potentially settled in an entity’s own common stock.  As of September 30, 2010, we had 35 shares of Series L Convertible Preferred Stock outstanding for which the underlying common has a reset provision which classifies the Series L Convertible Preferred Stock as a free standing derivative instrument.  ASC 815 requires the Series L Convertible Preferred Stock to be recorded as a liability as it is no longer afforded equity treatment.  As a result of the reset provision we recorded a Derivative Liability of $64,524 which accrued on the date of issuance and recorded an increase of $137,631 as a result in changes in the market price of our stock.  The total Derivative Liability for the Series L Convertible Preferred Stock for the fiscal year ended June 30, 2010 was $202,156.  For the quarter ending September 30, 2010, we recorded additional Derivative Expense of $19,355 due to a conversion rate adjustment from $.0211 to $.019933 associated with Series L Convertible Preferred Stock issued to the holder.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments.  After a review of our accounts receivable, the Company has recorded an allowance of $23,500 for doubtful accounts.  The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities.  At September 30, 2010 and 2009, the aggregate fair value of the Company’s debt obligations approximated its carrying value.

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

The following table sets forth the Company’s financial instruments as of September 30, 2010 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 820, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value

Liabilities:
Series L Convertible Preferred Stock	$	$	$(350,000)	$(350,000)
Series L Accrued Dividend Payable			$(18,814)	$(18,814)
Derivative Liability			(221,510)	(221,510)

At September 30, 2010, the carrying amount of the Series L Convertible Preferred Stock at par value is deemed to be the fair value.  The balance sheet also reflects a liability for the accrued dividend payable on the Series L Convertible Preferred Stock.

NOTE 14 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	Sept. 30, 2010	June 30, 2010
Furniture and fixtures	$257,565	$257,565
Building and land (See Note 8)	-	-
Computers, equipment and software	426,873	426,873
CTLM® software costs	352,932	352,932
Trade show equipment	298,400	298,400
Clinical equipment	440,937	440,937
Laboratory equipment	212,560	212,560

Total Property & Equipment	1,989,267	1,989,267
Less: accumulated depreciation	(1,786,660)	(1,767,504)

Total Property & Equipment - Net	$202,607	$221,763

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

NOTE 15 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	Sept. 30, 2010	June 30, 2010
Accounts payable - trade	$808,872	$894,432
Accrued tangible personal property taxes payable	6,000	6,000
Accrued compensated absences	47,529	47,529
Accrued wages payable	609,781	498,424
Other accrued expenses	97,303	92,363

Totals	$1,569,485	$1,538,748

NOTE 16 – SUBSEQUENT EVENTS - UNAUDITED

There was $1,539,500 of short term debt which was extended to October 31, 2010 as the new maturity date.  As of the date of this report, we are in default on these promissory notes.  The lender has yet to provide a demand notice to exercise the rights to the collateral shares in lieu of repayment of such debt.  We continue to negotiate with the lender for an extension of the maturity date of these promissory notes.

We obtained another $100,000 through the issuance of 7,538,692 shares of common stock, after September 30, 2010 under the terms of our Private Equity Credit Agreement with Southridge.

As of the date of this report we have sold to Southridge Partners II, LLP (“Southridge”) 71,244,381 shares of common stock out of the 115,000,000 we initially registered on Form S-1/A1, which was declared effective on February 25, 2010 and subsequently amended pursuant to our Post-Effective Amendment No.1, which was filed on May 24, 2010 to include our financial statements and related notes to the financial statements for the quarter ending March 31, 2010, and new business information.  Our Post-Effective Amendment No.1 was declared effective on May 27, 2010.  We will file a Post-Effective Amendment to update our financial disclosures provided in this quarterly report for the period ending September 30, 2010 and to continue the registration of the adjusted number of shares available that have not been sold to Southridge as of the date of this report.

We now have 884,278,434 shares outstanding, and after reservation of 16,587,690 shares to cover the conversion of the 35 shares of outstanding Series L Convertible Preferred Stock and 45,023,120 shares to cover outstanding options, we would have 4,110,756 shares available to be sold to Southridge upon the effectiveness of our Post-Effective Amendment to our Registration Statement on Form S-1.

On November 11, 2010, we borrowed the sum of $80,000 from Southridge Partners II LP which was evidenced by a Promissory Note with a maturity date of March 31, 2011.  The note provided for a redemption premium of 15% of the principal amount on or before March 31, 2011.  Interest will accrue at 8% per annum until maturity.

Southridge may elect at an Event of Default to convert any part or all of the Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

Pursuant to the Certificate of Designation, Rights and Preferences for the Series L Convertible Preferred Stock, we are obligated to reduce the conversion price and reserve additional shares for conversion if we sell or issue common shares below the price of $.0211 per share (the market price on the date of issuance of the Preferred Stock).  In October 2010, we obtained a waiver from the private investor holding the 35 shares of Convertible Preferred Stock in which the investor agreed to convert no more than the 16,587,690 common shares currently reserved as we do not have sufficient authorized common shares to reserve for further conversions pursuant to the Certificate of Designation, Rights and Preferences.  The investor has agreed to a conversion floor price of $.015, which would require us to reserve an additional 6,745,643 common shares.

In order to increase the availability of additional shares for use with our Southridge Equity Credit Line, our three executive officers have agreed that they will not exercise any of their respective options to purchase an aggregate of 31,377,000 shares of the Company’s common stock until all shares covered by the Registration Statement are sold, and then only if and to the extent that the Company has authorized but unissued shares of common stock available for issuance in connection with such exercise, or until the Registration Statement is withdrawn.  As a result of the waivers, we would then have 35,487,756 shares available upon effectiveness of our Post-Effective Amendment to our Registration Statement on Form S-1.

We have evaluated all subsequent events through November 15, 2010 for disclosure purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion of the financial condition and results of operations of Imaging Diagnostic Systems, Inc. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations; the Condensed Financial Statements; the Notes to the Financial Statements; the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which are incorporated herein by reference; and all our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.  This quarterly report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future.  These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements.  Factors that could cause actual results to materially differ include, without limitation, the timely and successful completion of our U.S. Food and Drug Administration (“FDA”) clinical trials; the timely and successful submission of our FDA application to obtain marketing clearance; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing utilizing our Private Equity Credit Agreement or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future. These risks and uncertainties include, but are not limited to, those described above or elsewhere in this quarterly report.  All forward-looking statements and risk factors included in this document or incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, are made as of the date of this report based on information available to us as of the date of this report, and we assume no obligation to update any forward-looking statements or risk factors.  You are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Imaging Diagnostic Systems, Inc. (“IDSI”) is a development stage medical technology company.  Since its inception in December 1993, we have been engaged in the development and testing of a Computed Tomography Laser Breast Imaging System for detecting breast cancer (CT Laser Mammography or, "CTLM®").  We are currently in the process of commercializing the CTLM® in certain international markets where approvals to market have been secured although CTLM® is not yet approved for sale in the U.S.  CTLM® is a Class III medical device and we are continuing efforts to secure marketing clearance from the FDA.  The CTLM® study has been declared a Non-Significant Risk (NSR) study when used for our intended use.

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

As of the date of this report, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through September 30, 2010 of $112,837,347 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA approval process, and the costs associated with advanced product development activities.  We had originally planned on submitting our application to the FDA in December 2008; however, due to delays caused by our lack of financing as well as technical and operational issues, we anticipate that the remaining process consisting of the preparation, documentation and review of the application by outside counsel will be completed and filed by the end of December 2010.  Nonetheless, this timetable cannot be met unless we obtain sufficient financing through the sale of equity or debt securities.  There can be no assurance that we will obtain this financing.  Further, since we rely on outside experts in data management, monitoring, biostatistics and FDA matters, there can be no assurance that we will be able to timely submit the application even if we obtain the necessary financing.  Finally, there can be no assurance that we will obtain FDA approval; that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

Critical accounting policies are defined as those involving significant judgments and uncertainties which could potentially result in materially different results under different assumptions and conditions.  Application of these policies is particularly important to the portrayal of the financial condition and results of operations.  We believe the accounting policy described below meets these characteristics.  All significant accounting policies are more fully described in the notes to the financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2010.

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

RESULTS OF OPERATIONS

SALES AND COST OF SALES

We are continuing to develop our international markets through our global commercialization program.  In the quarter ended September 30, 2010, we recorded revenues of $11,461 representing a decrease of $146,539 from $158,000 during the quarter ended September 30, 2009.  The Cost of Sales during the quarter ended September 30, 2010, were $4,259 representing a decrease of $13,508 from $17,767 during the quarter ended September 30, 2009.  The revenue of $11,461 and cost of sales of $4,259 are primarily from the installment sale of our CTLM® system to one of our distributors.  No new CTLM® Systems were sold in the quarter ended September 30, 2010.  See Item 5.  Other Information – “Other Recent Events”

Other Income for the three ended September 30, 2010, was $35,664, of which $34,482 represented the extinguishment of debt from prior fiscal years which was originally recorded as allowance for doubtful accounts.  Subsequently, we were able to collect receivables from our customers enabling us to reduce our allowance for doubtful accounts.  Of the $35,664, $1,182 represented the use of our facilities by Bioscan and consulting with our engineers pursuant to the Bioscan Agreement (See Part II, Item 5, Other Information, “Laser Imager for Lab Animals”).

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the three ended September 30, 2010, were $565,674, representing an increase of $167,677 or 42%, from $397,997 in the corresponding periods in fiscal 2009.  Of the $565,674, compensation and related benefits comprised $445,250 (79%) compared to $258,032 (65%), during the three months ended September 30, 2009.  Of the $445,250 and $258,032 compensation and related benefits, $88,654 (20%) and $1,728 (1%), respectively, were due to equity based compensation related to expensing stock options.

The increase of $167,677 is primarily due to an increase of $187,218 in compensation and related benefits as a result of staff restructuring and an increased amount of stock option expense during the current quarter; and $9,120 in accounting expenses.  The increase is offset by decreases of $20,685 in consulting services as a result of early termination in December 2009 of the services provided by our Senior Management Business Consultant; and $8,004 in legal expenses involving corporate and securities matters.

We do not expect a material increase in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

RESEARCH AND DEVELOPMENT

Research and development expenses during the three months ended September 30, 2010, were $239,800, representing an increase of $116,338 or 94%, from $123,462 in the corresponding period in fiscal 2009.  Of the $239,800, compensation and related benefits comprised $213,478 (89%), compared to $92,069 (75%) during the three months ended September 30, 2009.  Of the $213,478 and $92,069 compensation and related benefits, $4,422 (2%) and $1,939 (3%) respectively, were due to non-cash compensation related to expensing stock options.

The increase of $116,338 is primarily due to an increase of $121,382 in compensation and related benefits as a result of staff restructuring and an increased amount of stock option expense during the current quarter.  The increase is offset by decreases of $2,446 in legal patent expenses associated with new patents and $1,830 in consulting expenses due to our decreased use of consultants in the field of scientific and clinical disciplines.

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

SALES AND MARKETING

Sales and marketing expenses during the three months ended September 30, 2010, were $74,336, representing a decrease of $9,636 or 11% from $83,972in the corresponding period in fiscal 2009.  Of the $74,336, compensation and related benefits comprised $14,281 (19%), compared to $2,333 (3%) during the three months ended September 30, 2009.  Of the $14,281 and $2,333 compensation and related benefits, $968 (7%) and $0 (0%), respectively, were due to non-cash compensation related to expensing stock options.

The decrease of $9,636 is a net result.  The relevant decreases were $34,691 in trade show expenses due to the recording of RSNA 2010 and ECR 2011 invoices in prior accounting periods; $13,900 in representative office expense as a result of our new strategic marketing plan to appoint a distributor and dealers and closed our representative office in Beijing, China as part of our cost savings initiative; and $1,069 in advertising and promotion related expenses.  These decreases were partially offset by increases of $21,863 in regulatory expenses; $11,948 in compensation and related benefits as a result of staff restructuring and an increased amount of stock option expense during the current quarter; and $6,366 in travel related expenses.

We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.

AGGREGATED OPERATING EXPENSES

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the three months ended September 30, 2010 and 2009, which were $913,196 and $649,115, we had an increase of $264,081 or 41%.

The increase of $264,081 was primarily due to increases in general and administrative expenses of $167,677; research and development expenses of $116,338; combined with a decrease in sales and marketing expenses of $9,636.

We expect a significant increase in our research and development expenses during the fiscal year ending June 30, 2011 due to increased costs associated with preparing our FDA application and submitting it to the FDA.  We also expect our consulting expenses and professional fees to increase due to the costs associated with our FDA application.

Inventory Valuation Adjustments during the three months ended September 30, 2010, were $5,687, representing an increase of $720, or 14%, from the corresponding period in fiscal 2009.

Compensation and related benefits during the quarter ended September 30, 2010, were $673,009, representing an increase of $320,548 or 91% from $352,461during the quarter ended September 30, 2009.  Of the $673,009 and $352,461 compensation and related benefits, $94,043 (14%) and $3,666 (1%), respectively, were due to non-cash compensation associated with expensing stock options.  The net increase of $320,548 was due to an increase in cash compensation of $230,171 and a $90,377 increase in the recording of non-cash compensation related to the expensing of stock options.

Interest expense during the three months ended September 30, 2010, was $67,092, representing a increase of $15,117 or 29%, from $51,975during the corresponding period in fiscal 2009.  The interest expense is primarily comprised of the imputed interest of $66,487 associated with our equity credit line with Southridge Partners II, LLP (“Southridge”) as per the terms and conditions of our private equity credit agreement.  See Item 5.  Other Information – “Financing/Equity Line of Credit”.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $236,475 as of September 30, 2010.  This is an increase of $162,631 from $73,844 as of June 30, 2010.  During the quarter ending September 30, 2010, we received a net of $800,000 from the sale of common stock through our private equity agreement with Southridge.    See Part II. Item 5, – “Financing/Equity Line of Credit”

We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to obtain FDA approval, an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, and the costs associated with product development activities and the time required for homologations from certain countries.

Property and Equipment was valued at $202,607 net as of September 30, 2010.  The overall decrease of $19,156 from June 30, 2010 is due primarily to depreciation recorded for the first quarter.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions, with loans from unaffiliated third parties, and through a sale/lease-back transaction involving our former headquarters facility.  Net cash used for operating and product development expenses during the three months ending September 30, 2010, was $637,369, primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities.  At September 30, 2010, we had working capital of $(2,403,217) compared to working capital of $(2,555,646) at June 30, 2010.

During the first quarter ending September 30, 2010, we raised $800,000 through the sale of shares of common stock pursuant to our Amended Private Equity Credit Agreement with Southridge dated January 7, 2010.  See Item 5. Other Information “Financing – Equity Line of Credit.”  We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  We expect to use our Amended Private Equity Agreement with Southridge and/or alternative financing facilities to raise the additional funds required to continue operations.  In the event that we are unable or elect not to utilize the Amended Private Equity Agreement with Southridge or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Southridge or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the three months ending September 30, 2010, were $0 as compared to $0 for the three months ending September 30, 2009.  We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2011 will be approximately $20,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of September 30, 2010.  Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs.  Our future capital requirements will depend on many factors, including the following:

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

We do not expect to generate a positive internal cash flow for at least 12 months as substantial costs and expenses continue due principally to the international commercialization of the CTLM®, activities related to our FDA approval process, and advanced product development activities.  We intend to use the proceeds from the sale of convertible debentures, convertible preferred shares, and draws from our new Private Equity Agreement with Southridge and any successor private equity agreements and/or alternative financing facilities as our sources of working capital.  There can be no assurance that the equity credit financing will continue to be available on acceptable terms.  We plan to continue our policy of investing excess funds, if any, in a High Performance Money Market savings account at Wachovia Bank N.A.

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

Since we have generated no significant revenues to date, our ability to obtain and retain consultants may be dependent on our ability to issue stock for services.  Since July 1, 1996, we have issued an aggregate of 2,306,500 shares of common stock according to registration statements on Form S-8.  The aggregate fair market value of the shares registered on Form S-8 when issued was $2,437,151.  On July 15, 2008, we entered into a Financial Services Consulting Agreement (the “Agreement”) with R.H. Barsom Company, Inc. of New York, NY, an unaffiliated third-party, to provide us with investor relations services and guidance and assistance in available alternatives to maximize shareholder value.  The term of the Agreement was six months, with payment for services being made with shares of IDSI’s common stock with a restricted legend to Richard E. Barsom.  The total payment was 5,000,000 restricted shares, with the first payment of 2,500,000 restricted shares paid on July 16, 2008, and the second payment of 2,500,000 restricted shares paid on October 3, 2008.  The aggregate fair market value of the 5,000,000 restricted shares when issued was $55,000.  The Company agreed to register as soon as practicable the aggregate of 5,000,000 shares in an S-1 Registration Statement.  In April 2010, we issued 250,000 restricted shares to Frederick P. Lutz to satisfy the balance of $2,250 previously owed to him for investor relation services and for additional investor relation services.  The aggregate fair market value of the 250,000 restricted shares when issued was $13,500.

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

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  In connection with these three extensions a total of $141,000 of additional premium was accrued.  As of the date of this report, we have not repaid any of the aggregate principal and premium on these short term notes.

On February 25, 2010, we borrowed $350,000 from a private investor pursuant to a short-term promissory note.  We issued to the investor 35 shares of Series L Convertible Preferred Stock as collateral.  This note had a maturity date of April 30, 2010; however, the investor gave us notice of conversion to the collateral shares on March 31, 2010.  The Note was cancelled upon this conversion.  The 35 shares of Series L Convertible Preferred Stock accrue dividends at an annual rate of 9% and are convertible into an aggregate of 16,587,690 shares of common stock (473,934 shares of common stock for each share of preferred stock).  Pursuant to the Certificate of Designation, Rights and Preferences for the Series L Convertible Preferred Stock, we are obligated to reduce the conversion price and reserve additional shares for conversion if we sell or issue common shares below the price of $.0211 per share (the market price on the date of issuance of the Preferred Stock).  In October 2010, we obtained a waiver from the private investor holding the 35 shares of Convertible Preferred Stock in which the investor agreed to convert no more than the 16,587,690 common shares currently reserved as we do not have sufficient authorized common shares to reserve for further conversions pursuant to the Certificate of Designation, Rights and Preferences.  The investor has agreed to a conversion floor price of $.015, which would require us to reserve an additional 6,745,643 common shares.

As of the date of this report, we owe a total of $1,539,500 in short-term debt.  Of the $1,539,500 we owe a total of $1,089,356 in principal and $450,144 in premium.  We have received loan extensions on all of our short-term notes to October 31, 2010.  We have repaid aggregate principal and premium in the amount of $147,500 on all of our short-term notes.  As of the date of this report, we are in default on these promissory notes.  The lender has yet to provide a demand notice to exercise the rights to the collateral shares in lieu of repayment of such debt.  We continue to negotiate with the lender for an extension of the maturity date of these promissory notes.

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

Based on our preliminary investigation of this matter, we believe that this claim is without merit, and we intend to vigorously defend the case.  Our Italian counsel responded to the lawsuit in November 2008 and requested and was granted an extension to May 2009 to respond.  Our counsel filed our defenses in the Court of Venice at a hearing held in June 2009.  The judge set the next hearing for March 3, 2010 in order to allow the parties to clarify their claims and defenses.  At the hearing, the plaintiffs did not prove all of the facts underlying their claims.  The Judge set a hearing for November 10, 2010 for the “clarification of conclusions”.  At that time, our counsel will present our demand for damages from “vexatious litigation” by the plaintiffs.  The November 10, 2010 hearing was postponed until November 17, 2010.  Our counsel reported that the plaintiffs failed to present their statements to the court in a timely manner and therefore, should no longer be able to pursue any legal remedy in this matter.

Item 1A.  Risk Factors.

Our Annual Report on Form 10-K for the year ended June 30, 2010, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing IDSI.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  During the first quarter ended September 30, 2010, there were no material changes in risk factors as previously disclosed in our Form 10-K filed on October 13, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Item 5. Other Information –“Financing/Equity Line of Credit”.

Item 3. Defaults Upon Senior Securities.

As of the date of this report, we are in default on promissory notes that had a maturity date which was extended to October 31, 2010.  The lender has yet to provide a demand notice to exercise the rights to the collateral shares in lieu of repayment of such debt.  We continue to negotiate with the lender for an extension of the maturity date of these promissory notes.  See “Item 2 Results of Operations, Issuance of Stock in Connection with Short-Term Loans”

Item 4.Submission of Matters to a Vote of Security-Holders.

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

The development chronology stated above details how complicated the process is to develop a brand new medical imaging technology.  We believe that we have a strong patent portfolio and are the world leader in optical tomography.  We have received marketing approval in China and Canada; the CE Mark for the European Union; ISO 13485:2003 registration; UL Electrical Test Certificate; and Product registrations in Brazil and Argentina.  The registrations for Brazil and Argentina were not renewed in 2009 because of the costs associated with new testing requirements by UL.  We have now completed the Electromagnetic Compatibility (“EMC”) testing required by UL and plan to submit our renewal application for these product registrations in 2011.  Worldwide, our end users have completed more than 15,000 patient scans, and we have sold 15 CTLM® systems as of the date of this report.  Our decision to fund the Company primarily through the sale of equity has enabled us to reach this important milestone.  In fiscal 2010 we used the proceeds from short-term loans and proceeds from our Southridge Private Equity Credit Agreement for working capital.  Going forward we intend to use the proceeds of draws from our Southridge Private Equity Credit Agreement and any successor private equity agreements with Southridge and/or alternative financing facilities, which may include issuance of convertible preferred stock, as our sources of working capital.  Substantial additional financing will be required before and after the filing of the FDA application.  See Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters – “Financing/Equity Line of Credit.”

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

Activities in Europe and the Middle East are top marketing priorities for IDSI.  As a result of our continued participation as an exhibitor at the Arab Health Medical Conference in Dubai, UAE, and at the European Congress of Radiology (“ECR”) in Vienna, Austria, we were able to meet with qualified distributors to discuss their interest in representing us in their respective territories.  While attending Arab Health in January 2009, we hired a Managing Director to market the CTLM® in the UAE and parts of the Middle East.  We are not marketing or seeking distributors and will not market the CTLM® directly or indirectly in Iran, Sudan and/or Syria because of U.S. economic sanctions and export controls.
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

We previously announced in October 2008 that our distributor, The Oyamo Group (“Oyamo”) placed an order for the first CTLM® system for Jerusalem, Israel.  Oyamo obtained the import license from The Israeli Ministry of Health for the CTLM® system and has recently scheduled the install of the system at Sheba Medical Center at Tel Hashomer, which is outside of Tel Aviv, by the end of November 2010.

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

Among our global users, we have three systems in Poland, two in Italy, two in the Czech Republic, two systems in the United Arab Emirates, and two systems in China as well as one system each in Germany, Hungary, Malaysia and India.  As of the date of this report, IDSI’s users have performed over 15,000 CT Laser Mammography (CTLM®) patient scans worldwide.

Other Recent Events

From November 8 to 10, 2010, we exhibited our CTLM® system with our Canadian distributor, Arc Diagnostic at the Health Achieve 2010 in Toronto, Canada.  This exposition provided IDSI the opportunity to introduce and showcase the CTLM® system for the first time in Canada to prestigious hospitals, decision makers and Ministry of Health and business leaders in the area.

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

IDSI’s strategic thrust for the LILA project has changed, as we decided to focus on women’s health business markets with a family of CTLM® systems and related devices and services.  The animal imager did not fit our business model although the fundamental technology is related to the human breast imager.  Consequently, we sought to align the project with a company already in the animal imaging market that might complete the LILA and commercialize it.

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

The New Debentures are secured by a pledge of substantially all of our assets pursuant to a Security Agreement dated November 20, 2008 between IDSI and Whalehaven and Alpha.  This security interest is pari passu with the security interest granted to Whalehaven on August 1, 2008, in connection with the Company’s sale of the $400,000 Initial Debenture to Whalehaven.

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

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  In connection with these three extensions a total of $141,000 of additional premium was accrued.  As of the date of this report, we have not repaid any of the aggregate principal and premium on these short term notes.

On February 25, 2010, we borrowed $350,000 from a private investor pursuant to a short-term promissory note.  We issued to the investor 35 shares of Series L Convertible Preferred Stock as collateral.  This note had a maturity date of April 30, 2010; however, the investor gave us notice of conversion to the collateral shares on March 31, 2010.  The Note was cancelled upon this conversion.  The 35 shares of Series L Convertible Preferred Stock accrue dividends at an annual rate of 9% and are convertible into an aggregate of 16,587,690 shares of common stock (473,934 shares of common stock for each share of preferred stock).  Pursuant to the Certificate of Designation, Rights and Preferences for the Series L Convertible Preferred Stock, we are obligated to reduce the conversion price and reserve additional shares for conversion if we sell or issue common shares below the price of $.0211 per share (the market price on the date of issuance of the Preferred Stock).  In October 2010, we obtained a waiver from the private investor holding the 35 shares of Convertible Preferred Stock in which the investor agreed to convert no more than the 16,587,690 common shares currently reserved as we do not have sufficient authorized common shares to reserve for further conversions pursuant to the Certificate of Designation, Rights and Preferences.  The investor has agreed to a conversion floor price of $.015, which would require us to reserve an additional 6,745,643 common shares.

As of the date of this report, we owe a total of $1,539,500 in short-term debt.  Of the $1,539,500 we owe a total of $1,089,356 in principal and $450,144 in premium.  We have received loan extensions on all of our short-term notes to October 31, 2010.  We have repaid aggregate principal and premium in the amount of $147,500 on all of our short-term notes.  As of the date of this report, we are in default on these promissory notes.  The lender has yet to provide a demand notice to exercise the rights to the collateral shares in lieu of repayment of such debt.  We continue to negotiate with the lender for an extension of the maturity date of these promissory notes.

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

Dated: November 15, 2010		Imaging Diagnostic Systems, Inc.

	By:	/s/ Linda B. Grable
Linda B. Grable
Chief Executive Officer

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President and Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)