Form 10-Q
period 2010-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2011-02-22
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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
☐ Large accelerated filer	☐ Accelerated filer	☐ Non Accelerated filer	☒ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of equity as of February 22, 2011: 895,619,342 shares of common stock, no par value; and 20 shares of Series L convertible preferred stock outstanding.

	IMAGING DIAGNOSTIC SYSTEMS, INC.
	(A Development Stage Company)

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Balance Sheets – (Unaudited) December 31, 2010 and June 30, 2010	3

	Condensed Statements of Operations - (Unaudited) Six months and three months ended December 31, 2010 and 2009, and December 10, 1993 (date of inception) to December 30, 2010	4

	Condensed Statements of Cash Flows - (Unaudited) Six months ended December 31, 2010 and 2009, and December 10, 1993 (date of inception) to December 31, 2010	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Financial Condition and Results	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	28

Item 6.	Exhibits	43

Signatures		45

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheets

Assets

	Dec. 31, 2010	June 30, 2010
Current assets:	Unaudited	*
Cash	$15,826	$73,844
Accounts receivable, net of allowances for doubtful accounts
of $23,500 and $57,982, respectively	14,423	12,850
Loans receivable, net of reserve of $57,000
and $57,000, respectively	357	3,796
Inventories, net of reserve of $399,000 and $399,000, respectively	414,001	436,110
Prepaid expenses	30,379	61,115

Total current assets	474,986	587,715

Property and equipment, net	190,823	221,763
Intangible assets, net	153,794	170,882

Total assets	$819,603	$980,360

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,884,676	$1,538,748
Customer deposits	108,114	98,114
Short term debt	1,832,250	1,506,500

Total current liabilities	3,825,040	3,143,362

Convertible preferred stock (Series L), 9% cumulative annual dividend,
no par value, 35 and 35 shares issued, respectively	350,000	350,000
Derivative Liability	303,337	202,155

Stockholders equity (Deficit):
Common stock	107,003,456	105,927,719
Common stock - Debt Collateral	(1,150,000)	(1,150,000)
Additional paid-in capital	4,559,991	4,388,006
Deficit accumulated during development stage	(114,072,221)	(111,880,882)

Total stockholders' equity (Deficit)	(3,658,774)	(2,715,157)

Total liabilities and stockholders' equity (Deficit)	$819,603	$980,360

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
A Development Stage Company
(Unaudited)
Condensed Statements of Operations

	Six Months Ended		Three Months Ended		Since Inception
	December 31,		September 30,		(12/10/93) to
	2010	2009	2010	2009	Dec. 31, 2010

Net Sales	$23,962	$175,779	$12,501	$17,779	$2,348,626
Gain on sale of fixed assets	-	-	-	-	2,794,565
Cost of Sales	5,921	20,130	1,662	2,363	934,538

Gross Profit	18,041	155,649	10,839	15,416	4,208,653

Operating Expenses:
General and administrative	1,278,626	1,929,692	713,342	1,531,696	59,852,648
Research and development	478,637	255,287	238,447	131,825	22,907,595
Sales and marketing	256,691	180,246	182,355	96,275	9,369,945
Inventory valuation adjustments	11,513	6,527	5,827	1,559	4,831,862
Depreciation and amortization	54,553	76,528	26,854	37,811	3,356,227
Amortization of deferred compensation	-	-	-	-	4,064,250

	2,080,020	2,448,280	1,166,825	1,799,166	104,382,527

Operating Loss	(2,061,979)	(2,292,631)	(1,155,986)	(1,783,750)	(100,173,874)

Interest income	739	779	426	779	310,135
Other income	38,743	4,446	3,080	4,034	921,931
Other income - LILA Inventory	-	(65)	-	(65)	(69,193)
Derivative Liability	(101,182)	-	(81,827)	-	(165,706)
Loss on derivative liability	-	-	-	-	(137,631)
Interest expense	(67,660)	(66,820)	(568)	(14,844)	(7,910,123)

Net Loss	(2,191,339)	(2,354,291)	(1,234,875)	(1,793,846)	(107,224,461)

Dividends on cumulative Pfd. stock:
From discount at issuance	-	-	-	-	(5,402,713)
Earned	-	-	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(2,191,339)	$(2,354,291)	$(1,234,875)	$(1,793,846)	$(114,072,221)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.58)

Weighted average number of
common shares outstanding:
Basic and diluted	868,677,888	601,782,932	883,966,175	701,646,527	198,291,630

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows

	Six Months		Since Inception
	Ended December 31,		(12/10/93) to
	2010	2009	Dec. 31, 2010

Cash flows from operations:
Net loss	$(2,191,339)	$(2,354,291)	$(107,224,460)
Changes in assets and liabilities	1,028,321	1,545,294	32,560,636
Net cash used in operations	(1,163,018)	(808,997)	(74,663,824)

Cash flows from investing activities:
Proceeds from sale of property & equipment	-	-	4,390,015
Capital expenditures	-	-	(7,578,436)
Net cash provided (used in) investing activities	-	-	(3,188,421)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Other financing activities	205,000	637,500	8,081,823
Proceeds from issuance of preferred stock	-	-	18,389,500
Net proceeds from issuance of common stock	900,000	297,219	51,447,037

Net cash provided by (used in) financing activities	1,105,000	934,719	77,868,071

Net increase (decrease) in cash	(58,018)	125,722	15,826

Cash, beginning of period	73,844	12,535	-

Cash, end of period	$15,826	$138,257	$15,826

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2011.  These condensed financial statements have been prepared in accordance with Financial Accounting Standards guidance for Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on October 13, 2010.

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

We currently manufacture and sell our sole product, the CTLM® - Computed Tomography Laser Mammography.  We are appointing distributors and installing collaboration systems as part of our global commercialization program.  We have sold 15 systems as of December 31, 2010; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  We are attempting to create increased product awareness as a foundation for developing markets through an international distributor network.  We may be able to exit reporting as a Development Stage Enterprise upon two successive quarters of sufficient revenues such that we would not have to utilize other funding to meet our quarterly operating expenses.

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	Dec. 31, 2010	June 30, 2010
	Unaudited
Raw materials consisting of purchased parts, components and supplies	$513,663	$513,556
Work-in-process including units undergoing final inspection and testing	28,942	28,943
Finished goods	270,395	292,611

Sub-Total Inventories	813,000	835,110

Less Inventory Reserve	(399,000)	(399,000)

Total Inventory - Net	$414,000	$436,110

We review our Inventory for parts that have become obsolete or in excess of our manufacturing requirements and our Finished Goods for valuation pursuant to our Critical Accounting Policy for Inventory.  For the fiscal year ending June 30, 2009, we reclassified the net realizable value of $8,591 as this CTLM® system is being used as a clinical system at the University of Florida.  For the fiscal year ending June 30, 2008 since such finished goods are being utilized for collecting data for our FDA application, we reclassified the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical equipment.  For the fiscal year ending June 30, 2009 we identified $408,000 of Inventory that we deem impaired due to the lack of inventory turnover.  For the fiscal year ending June 30, 2010 we identified $399,000 of Inventory that we deem impaired due to the lack of inventory turnover.  No further Inventory Reserve was recorded for the quarter ending December 31, 2010.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying ASC 718 during the three and six months ended December 31, 2010 approximated $93,820 and $187,863, respectively, in additional compensation expense compared to $2,433 and $6,099 for the corresponding periods in fiscal 2009.

The fair value concepts were not changed significantly in ASC 718; however, in adopting this Standard, companies were given the option to choose among alternative valuation models and amortization assumptions.  We elected to continue to use the Black-Scholes option pricing model and expense the options as compensation over the requisite service period of the grant.  We will reconsider use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

For purposes of the following disclosures the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended December 31, 2010: no dividend yield; no expected volatility as no stock options were granted during the quarter, risk-free interest rate of 4%; and an expected eight-year term for options granted.  For the three and six months ending December 31, 2010, the net income and earnings per share reflect the actual deduction for option expense as a non-cash compensation expense.

Stock-based compensation expense recorded during the three and six months ended December 31, 2010, was $93,820 and $187,863, respectfully, compared to $2,433 and $6,099 from the corresponding periods in fiscal 2009.  In connection with the Sale/Lease-Back of our commercial building, we recorded $297 as non-qualified stock option expense for the three months ended December 31, 2009.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back”.

The weighted average fair value per option at the date of grant for the three months ended December 31, 2010 and 2009 using the Black-Scholes Option-Pricing Model were not applicable as no new stock options were granted during those periods.

	Three Months Ended
	December 31,
	2010	2009
Expected Volatility(1)	-	-
Risk Free Interest Rate(2)	4%	4%
Expected Term(3)	8 yrs	8 yrs

(1)  We calculate expected volatility through a mathematical formula using the last day of the week’s closing stock price for the previous 61 weeks prior to the option grant date.  The expected volatility for the three months ending December 31, 2010 and 2009 in the table above are weighted average calculations.  There was no Expected Volatility for the quarter ending December 31, 2009 as no stock options were granted during the period.

(2)  We continue to use an expected term assumption of eight years based on guidance provided by SEC Staff Accounting Bulletin 107 and subsequently Staff Accounting Bulletin 110.  These bulletins enable us to use the simplified method for “plain vanilla” options for this calculation.

NOTE 7 - COMMON STOCK ISSUANCES – PRIVATE EQUITY CREDIT AGREEMENT

During the three months ending December 31, 2010, we did not draw from our Private Equity Credit Agreement with Southridge Partners II LP (Southridge).  However, we did receive the balance of $100,000 on October 12th and 14th of 2010 from the credit line on a put initiated in the previous quarter.  During the six months ending December 31, 2010, we drew $900,000 from our Private Equity Credit Agreement with Southridge.  For the three and six months ended December 31, 2010, we recorded deemed interest expense of $-0- and $66,487, respectfully, for our private equity credit agreement.  See Item 5.  Other Information – “Financing/Equity Line of Credit.”  Subsequent to the end of the second quarter, we did not initiate any put notices from our Private Equity Credit Agreement with Southridge through the date of this report.

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

NOTE 9 – DEBT DISCOUNT

There was no debt discount recorded during the quarter ending December 31, 2010.  In connection with a prior sale of a $400,000 convertible debenture on November 20, 2008 to Whalehaven Capital Fund Limited (“Whalehaven”) and Alpha Capital Anstalt (“Alpha”), we recorded interest expense to amortize the debt discount in the amount of $12,455 during the prior period which ended December 31, 2009.  See “Part II, Item 5, Debenture Private Placement”

NOTE 10 – SHORT-TERM DEBT

From November 10, 2009 to December 31, 2010 we borrowed $1,796,794 in the aggregate from seven unaffiliated third party investors.  As additional consideration for $237,500 of these loans in December 2009, we issued 16,625,000 restricted shares of common stock.  Upon maturity and extensions of the original maturity dates, we are obligated to pay the principal amount and $258,144 in premium.  With respect to $1,000,000 principal amount of these notes, we issued 55,363,907 shares of restricted common stock as collateral.  The fair market value of these collateral shares at the date of issuance were recorded and presented as a contra equity account “Common stock – Debt Collateral” as they remain unearned and subject to be returned once the related debt is repaid.  With respect to $350,000 principal amount of a note, we issued 35 shares of Series L Convertible Preferred Stock as collateral.  On March 31, 2010 one of the third party investors converted these collateral shares, pursuant to the terms of their $350,000 promissory note, and the note was cancelled.  During the third quarter ending March 31, 2010, we repaid an aggregate principal amount of $93,750 and $10,000 in premium on these notes.  During the fourth quarter ending June 30, 2010, we repaid an aggregate principal amount of $48,044 and $644 in premium on the notes.

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note was payable on or before January 31, 2011.  As consideration for this loan, we are obligated to pay back his principal and will issue 3,000,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our next annual meeting tentatively planned to be held in April 2011.  On January 31, 2011, we received an extension of maturity date to February 28, 2011 for this note.

Since July 1, 2010 we have not repaid any principal or premiums due.  See “Item 2 Results of Operations, Issuance of Stock in Connection with Short-Term Loans”

NOTE 11 – SERIES L CONVERTIBLE PREFERRED STOCK

On February 25, 2010, we issued 35 shares of its Series L Convertible Preferred Stock at a purchase price of $10,000 per share as collateral in connection with a $350,000 short-term loan.  On March 31, 2010 the holder converted the note into the collateral shares of 35 preferred shares of Series L Convertible Preferred Stock.  We have reserved 16,587,690 shares of common stock to cover the conversion of the 35 shares of Series L Convertible Preferred Stock outstanding.  Pursuant to the Certificate of Designation of Series L Convertible Preferred Stock, (iii) Issuance of Securities, a reset provision is provided if common shares are issued at less than $.0211 per share on or before the conversion of all of the Series L Convertible Preferred shares.  The reset provision triggered a Derivative Liability valuation for such provision.  On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 10,000,000 shares of common stock.  As of the date of this quarterly report, the investor holds 20 shares of the Series L Convertible Preferred Stock.

NOTE 12 – DERIVATIVE LIABILITY

Effective June 1, 2010, we adopted the ASC 815 guidance provided for Derivatives and Hedging which applies to any free standing financial instruments or embedded features that have characteristics of a derivative and to any free standing financial instruments that are potentially settled in an entity’s own common stock.  As of December 31, 2010, we had 35 shares of Series L Convertible Preferred Stock outstanding for which the underlying common has a reset provision which classifies the Series L Convertible Preferred Stock as a free standing derivative instrument.  ASC 815 requires the Series L Convertible Preferred Stock to be recorded as a liability as it is no longer afforded equity treatment.  As a result of the reset provision we recorded a Derivative Liability of $64,524 which accrued on the date of issuance and recorded an increase of $137,631 as a result in changes in the market price of our stock.  The total Derivative Liability for the Series L Convertible Preferred Stock for the fiscal year ended June 30, 2010 was $202,156.  For the quarter ending September 30, 2010, we recorded additional Derivative Expense of $19,355 due to a conversion rate adjustment from $.0211 to $.019933 associated with Series L Convertible Preferred Stock issued to the holder.  For the quarter ending December 31, 2010, we recorded additional Derivative Expense of $81,827 due to a conversion rate adjustment from $.019933 to $.015 associated with Series L Convertible Preferred Stock issued to the holder.  On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 10,000,000 shares of common stock.  As of the date of this quarterly report, the investor holds 20 shares of the Series L Convertible Preferred Stock.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments.  After a review of our accounts receivable, the Company has recorded an allowance of $23,500 for doubtful accounts.  The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities.  At December 31, 2010 and 2009, the aggregate fair value of the Company’s debt obligations approximated its carrying value.

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

The following table sets forth the Company’s financial instruments as of December 31, 2010 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 820, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Liabilities at Fair Value

Liabilities:
Series L Convertible Preferred Stock	$	$	$(350,000)	$(350,000)
Series L Accrued Dividend Payable			$(26,753)	$(26,753)
Derivative Liability			(303,337)	(303,337)

At December 31, 2010, the carrying amount of the Series L Convertible Preferred Stock at par value is deemed to be the fair value.  The balance sheet also reflects a liability for the accrued dividend payable on the Series L Convertible Preferred Stock.

NOTE 14 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	Dec. 31, 2010	June 30, 2010
Furniture and fixtures	$257,565	$257,565
Building and land (See Note 8)	-	-
Computers, equipment and software	426,873	426,873
CTLM® software costs	352,932	352,932
Trade show equipment	298,400	298,400
Clinical equipment	440,937	440,937
Laboratory equipment	212,560	212,560

Total Property & Equipment	1,989,267	1,989,267
Less: accumulated depreciation	(1,798,444)	(1,767,504)

Total Property & Equipment - Net	$190,823	$221,763

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

NOTE 15 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	Dec. 31, 2010	June 30, 2010
Accounts payable - trade	$906,969	$894,432
Accrued tangible personal property taxes payable	6,000	6,000
Accrued compensated absences	47,529	47,529
Accrued wages payable	717,585	498,424
Other accrued expenses	206,593	92,363

Totals	$1,884,676	$1,538,748

NOTE 16 – SUBSEQUENT EVENTS - UNAUDITED

As of the date of this report, we owe a total of $1,573,999 of short term debt of which $1,152,000 is principal and $421,999 is accrued premium.  A promissory note totaling $60,000 in principal has a maturity date of February 28, 2011; five promissory notes totaling $675,000 in principal have a maturity date that has been extended to March 31, 2011; three promissory notes totaling $145,000 in principal have a maturity date of March 31, 2011; and five promissory notes totaling $272,000 in principal have a maturity date of May 31, 2011 as the new maturity date.

As of the date of this report, we have sold to Southridge Partners II, LLP (“Southridge”) 71,244,381 shares of common stock out of the 115,000,000 we initially registered on Form S-1/A1, which was declared effective on February 25, 2010 and subsequently amended pursuant to our Post-Effective Amendment No.1, which was filed on May 24, 2010 to include our financial statements and related notes to the financial statements for the quarter ending March 31, 2010, and new business information.  Our Post-Effective Amendment No.1 was declared effective on May 27, 2010.

As of the date of this quarterly report, we have 895,619,342 shares outstanding, and after reservation of 6,587,690 shares to cover the conversion of the 20 shares of outstanding Series L Convertible Preferred Stock and 41,216,670 shares to cover outstanding options, we would have 6,576,298 shares available to be sold to Southridge upon the effectiveness of our pending S-1 Registration Statement.  Pursuant to the Certificate of Designation, Rights and Preferences for the Series L Convertible Preferred Stock, we were obligated to reduce the conversion price and reserve additional shares for conversion if we sold or issued common shares below the price of $.0211 per share (the market price on the date of issuance of the Preferred Stock).  The investor agreed to a conversion floor price of $.015, which required us to reserve an additional 6,745,643 common shares.  In October 2010, we obtained a waiver from the private investor holding the 35 shares of Series L Convertible Preferred Stock in which the investor agreed to convert no more than the 16,587,690 common shares currently reserved as we do not have sufficient authorized common shares to reserve for further conversions pursuant to the Certificate of Designation, Rights and Preferences.

On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 10,000,000 shares of common stock.  As of the date of this quarterly report, the investor holds 20 shares of the Series L Convertible Preferred Stock.

In January 2011, we received a total of $157,000 from Southridge Partners II LP pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $157,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

In February 2011, we received a total of $115,000 from Southridge Partners II LP pursuant to two short-term promissory notes.  Both notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $115,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

In January 2011, Southridge Partners II LP acquired promissory notes totaling $600,000 in principal and 31,363,907 shares of common stock which were issued as collateral from a private investor.  As of the date of this report, Southridge has converted $425,000 of principal and $200,051 of accrued premium with respect to these notes into 31,056,108 shares of common stock, which had been issued and held as collateral by the holder of the notes.

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

We have evaluated all subsequent events through February 22, 2011 for disclosure purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion of the financial condition and results of operations of Imaging Diagnostic Systems, Inc. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations; the Condensed Financial Statements; the Notes to the Financial Statements; the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which are incorporated herein by reference; and all our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.  This quarterly report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future.  These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements.  These forward-looking statements include, among others, statements relating to our business strategy, which is based upon our interpretation and analysis of trends in the healthcare treatment industry, especially those related to the diagnosis and treatment of breast cancer, and upon management’s ability to successfully develop and commercialize its principal product, the CTLM®.  This strategy assumes that the CTLM® will provide benefits, from both a medical and an economic perspective, to alternative techniques for diagnosing and managing breast cancer.  Factors that could cause actual results to materially differ include, without limitation, the timely and successful submission of our U.S. Food and Drug Administration (“FDA”) application to obtain marketing clearance; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing utilizing our Private Equity Credit Agreement or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future.  There are also many known and unknown risks, uncertainties and other factors, including, but not limited to, technological changes and competition from new diagnostic equipment and techniques, changes in general economic conditions, healthcare reform initiatives, legal claims, regulatory changes and risk factors detailed from time to time in our Securities and Exchange Commission filings that may cause these assumptions to prove incorrect and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to, those described above or elsewhere in this quarterly report.  All forward-looking statements and risk factors included in this document or incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, are made as of the date of this report based on information available to us as of the date of this report, and we assume no obligation to update any forward-looking statements or risk factors.  You are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Imaging Diagnostic Systems, Inc. (“IDSI”) is a development stage medical technology company.  Since its inception in December 1993, we have been engaged in the development and testing of a Computed Tomography Laser Breast Imaging System for detecting breast cancer (CT Laser Mammography or, "CTLM®").  We are currently in the process of commercializing the CTLM® in certain international markets where approvals to market have been secured although the CTLM® is not yet approved for sale in the U.S.  During 2010, we decided to seek FDA marketing clearance by submitting a Pre-Market Notification 510(k) application instead of a Pre-Market Approval (PMA) application.  We shifted from the PMA approach to the faster and less expensive 510(k) approach based on marketing clearances previously obtained by other dedicated breast imaging devices such as the MRI breast imaging system.  On November 22, 2010 we filed a 510(k) application with the FDA.

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

As of the date of this report, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through December 31, 2010 of $114,072,221 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA marketing clearance process, and the costs associated with advanced product development activities.  We will need sufficient financing through the sale of equity or debt securities to complete the FDA approval process and, in the event that we obtain marketing clearance, to have sufficient funding to launch the CTLM® in the U.S.  There can be no assurance that we will obtain this financing.  Finally, there can be no assurance that we will obtain FDA marketing clearance, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

RESULTS OF OPERATIONS

SALES AND COST OF SALES

We are continuing to develop our international markets through our global commercialization program.  In the quarter ended December 31, 2010, we recorded revenues of $12,501 representing a decrease of $5,278 or 30% from $17,779 during the quarter ended December 31, 2009.  The Cost of Sales during the quarter ended December 31, 2010, were $1,662 representing a decrease of $701 or 30% from $2,363 during the quarter ended December 31, 2009.  The revenue of $12,501 and cost of sales of $1,662 are from the installment sale of our

CTLM® system to one of our distributors.  No new CTLM® Systems were sold in the quarter ended December 31, 2010.  See Item 5.  Other Information – “Other Recent Events”

Revenues for the six months ended December 31, 2010, were $23,962 representing a decrease of $151,817 or 86% from $175,779 in the corresponding period in 2009.  The Cost of Sales during the six months ended December 31, 2010, was $5,921 representing a decrease of $14,209 or 71% from $20,130 in the corresponding period in 2009.  The revenue of $23,962 and cost of sales of $5,921 are from the installment sale of our CTLM® system to one of our distributors.

Other Income for the three and six months ended December 31, 2010, was $3,080 and $38,743, respectively, representing the use of our facilities by Bioscan and consulting with our engineers pursuant to the Bioscan Agreement (See Part II, Item 5, Other Information, “Laser Imager for Lab Animals”).

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the three and six months ended December 31, 2010, were $713,342 and $1,278,626, respectively, representing decreases of $818,354 or 53% and $651,066 or 34%, from $1,531,696 and $1,929,692 in the corresponding periods in 2009.  Of the $713,342, compensation and related benefits comprised $379,176 (53%) compared to $280,828 (18%), during the three months ended December 31, 2009.  Of the $379,176 and $280,828 compensation and related benefits, $88,582 (23%) and $1,728 (1%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $1,278,626, compensation and related benefits comprised $824,426 (64%), compared to $538,859 (28%), during the six months ended December 31, 2009.  Of the $824,426 and $538,859 compensation and related benefits, $177,236 (22%) and $3,455 (1%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $818,354 is a net result.  The significant decreases were $823,500 in loan cost expenses associated with the additional consideration and collateral for the shares issued in connection with the short-term loans in 2009; $37,500 for a call option fee associated with obtaining a medium term bank bond to be used as collateral for a bank loan in 2009; $38,354 in consulting services as a result of early termination in December 2009 of the services provided by our Senior Management Business Consultant; $17,671 in accounting fees; and $15,812 in legal expenses involving corporate and securities matters.

The decreases were partially offset by increases of $98,348 in compensation and related benefits as a result of staff restructuring and an increased amount of stock option expense during the current quarter and $13,250 in premium expenses associated with the short-term loans.

The six-month decrease of $651,006 is a net result.  The significant decreases were $823,500 in loan cost expenses associated with the additional consideration and collateral for the shares issued in connection with the short-term loans in 2009; $59,039 in consulting services as a result of early termination in December 2009 of the services provided by our Senior Management Business Consultant; $37,500 for a call option fee associated with obtaining a medium term bank bond to be used as collateral for a bank loan in 2009; $23,816 in legal expenses involving corporate and securities matters

The decreases were partially offset by increases of $285,566 in compensation and related benefits as a result of staff restructuring and an increased amount of stock option expense during the period and $13,250 in premium expenses associated with the short-term loans.

We do not expect a material increase in our general and administrative expenses until we realize significant revenues from the sale of our product.

RESEARCH AND DEVELOPMENT

Research and development expenses during the three and six months ended December 31, 2010, were $238,447 and $478,637, respectively, representing increases of $106,622 or 81% and $223,350 or 87%, from $131,825 and $255,287in the corresponding periods in 2009.  Of the $238,447, compensation and related benefits comprised $169,806 (71%), compared to $105,568 (80%) during the three months ended December 31, 2009.  Of the $169,806 and $105,568 compensation and related benefits, $4,272 (3%) and $705 (1%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $478,637, compensation and related benefits comprised $383,284 (80%), compared to $197,664 (77%) during the six months ended December 31, 2009.  Of the $383,284 and $197,664 compensation and related benefits, $8,693 (2%) and $2,644 (1%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month increase of $106,622 is due primarily to $64,238 in compensation and related benefits as a result of staff restructuring and $39,794 in legal expenses involving FDA matters.

The six-month increase of $223,350 is due primarily to $185,620 in compensation and related benefits as a result of staff restructuring and $39,794 in legal expenses involving FDA matters.

We anticipate significant increases in our research and development expenses, consulting expenses and professional fees during the fiscal year ending June 30, 2011 due to costs associated with our pending Pre-Market Notification 510(k) filed with the FDA on November 22, 2010.  See Item 5. Other Information - “Recent Developments, Regulatory Matters”.

SALES AND MARKETING

Sales and marketing expenses during the three and six months ended December 31, 2010, were $182,355 and $256,691, respectfully, representing increases of $86,080 or 89% and $76,445 or 42%, from $96,725 and $180,246 in the corresponding periods in 2009.  Of the $182,355, compensation and related benefits comprised $16,097 (9%), compared to $(1,555) (0%) during the three months ended December 31, 2009.  Of the $16,097 and $(1,555) compensation and related benefits, $968 (6%) and $0 (0%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $256,691, compensation and related benefits comprised $30,378 (12%), compared to $778 (0%) during the six months ended December 31, 2009.  Of the $30,378 and $778 compensation and related benefits, $1,935 (6%) and $0 (0%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month increase of $86,080 is primarily due to $17,651 in compensation and related benefits due to an increase in marketing support staff; $18,939 in trade show expenses; $17,206 in advertising and promotion; $9,459 in travel expenses for sales calls, installation, training and service and $6,504 in regulatory expenses.

The six-month increase of $76,445 is a net result.  The significant increases are $29,600 in compensation and related benefits due to an increase in marketing support staff; $16,137 in advertising and promotion; $15,826 in travel expenses for sales calls, installation, training and service and $28,367 in regulatory expenses.  The increase is offset by a decrease of $13,900 in representative office expense as a result of our new strategic marketing plan to appoint a distributor and dealers and close our representative office in Beijing, China as part of our cost savings initiative.

We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.

AGGREGATED OPERATING EXPENSES

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the three months ended December 31, 2010 and 2009, which were $1,166,824 and $1,799,166 respectively, we had a decrease of $632,342 or 35%.

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the six months ended December 31, 2010 and 2009, which were $2,080,020 and $2,448,281 respectively, we had a decrease of $368,260 or 15%.

The decrease of $632,342 in the three-month comparative period was primarily due to a decrease of $818,354 in general and administrative expenses which was offset by increases of $106,622 in research and development expenses; and $86,080 in sales and marketing expenses.

The decrease of $368,260 in the six-month comparative period was primarily due to a decrease of $651,066 in general and administrative expenses which was offset by increases of $223,350 in research and development expenses and $76,445 in sales and marketing expenses.

We anticipate significant increases in our research and development expenses, consulting expenses and professional fees during the fiscal year ending June 30, 2011 due to costs associated with our pending Pre-Market Notification 510(k) filed with the FDA on November 22, 2010.

Inventory Valuation Adjustments during the three and six months ended December 31, 2010, were $5,827 and $11,513, respectively, representing increases of $4,268 or 274% and $4,986 or 76%, from $1,559 and $6,527, respectively, during the three and six months ended December 31, 2009.  The increases are due to the additional write-down of systems that have lost value to due usage as demonstrators on consignment.

Compensation and related benefits during the three and six months ended December 31, 2010, were $565,078 and $1,238,087, respectively, representing an increase of $180,238 or 47% and $500,786 or 68% from $384,841 and $737,301, respectively, during the three and six months ended December 31, 2009.  Of the $565,078 and $1,238,087 compensation and related benefits, $93,821 (17%) and $187,864 (15%), respectively, were due to non-cash compensation associated with expensing stock options, which was an increase of $91,388 or 3,756% and $181,765 or 2,980% from $2,433 and $6,100 during the three and six months ended December 31, 2009.

Interest expense during the three and six months ended December 31, 2010, was $568 and $67,660, respectively, representing a decrease of $14,276 or 96% and an increase of $840 or 1% from $14,844 and $66,820, respectively, during the three and six months ended December 31, 2009.  The interest expense is primarily comprised of the imputed interest of $66,487 associated with our equity credit line with Southridge Partners II, LLP (“Southridge”) as per the terms and conditions of our private equity credit agreement.  See Part II. Item 5.  Other Information – “Financing/Equity Line of Credit”.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $15,826 as of December 31, 2010.  This is a decrease of $58,018 from $73,844 as of June 30, 2010.  During the quarter ending December 31, 2010, we received a net of $900,000 from the sale of common stock through our private equity agreement with Southridge, and we received $205,000 from short term loans.  See Part II. Item 5, – “Financing/Equity Line of Credit.”

We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to obtain FDA marketing clearance, an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, and the costs associated with product development activities and the time required for homologations from certain countries.

Property and Equipment was valued at $190,823 net as of December 31, 2010.  The overall decrease of $30,940 from June 30, 2010 is due primarily to depreciation recorded for the first and second quarters.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions, with loans from unaffiliated third parties, and through a sale/lease-back transaction involving our former headquarters facility.  Net cash used for operating and product development expenses during the six months ending December 31, 2010, was $1,163,018, primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities.  At December 31, 2010, we had working capital of $(3,350,054) compared to working capital of $(2,555,647) at June 30, 2010.

During the second quarter ending December 31, 2010, we raised $100,000 through the sale of shares of common stock pursuant to our Amended Private Equity Credit Agreement with Southridge dated January 7, 2010 and we received $205,000 from short-term loans.  See Item 5. Other Information “Financing – Equity Line of Credit.”  We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  We expect to use our Amended Private Equity Agreement with Southridge and/or alternative financing facilities to raise the additional funds required to continue operations.  In the event that we are unable or elect not to utilize the Amended Private Equity Agreement with Southridge or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Southridge or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the three months ending December 31, 2010, were $0 as compared to $0 for the six months ending December 31, 2010.    We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2011 will be approximately $20,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of December 31, 2010.  Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs.  Our future capital requirements will depend on many factors, including the following:

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

On April 29, 2008, we gave six months prior written notice of termination of our lease of our Plantation, Florida facility.  On June 2, 2008, we executed a Business Lease Agreement with Ft. Lauderdale Business Plaza Associates, an unaffiliated third-party, for 9,870 square feet of commercial office and manufacturing space at 5307 NW 35th Terrace, Ft. Lauderdale,

Florida.  The term of the lease is five years and one month; with the first monthly rent payment due September 1, 2008; and with an option to renew for one additional period of three years.  The monthly base rent for the initial year is $6,580 plus applicable sales tax.  During the term and any renewal term of the lease, the base annual rent shall be increased each year.  Commencing with the first day of August 2009 and each year thereafter, the base annual rent shall be cumulatively increased by 3.5% each lease year plus applicable sales tax.  IDSI will also be obligated to pay as additional rent its pro-rata share of all common area maintenance expenses, which is estimated to be $3,084.37 per month for the first 12 months of the lease.  The total monthly rent including Florida sales tax for the first 12 months is $10,244.23.  Upon the execution of the lease, we paid the first month's rent of $10,244.23 and a security deposit of $13,160.00.  In August 2008, we moved into our new headquarters facility.  We believe that our new facility is adequate for our current and reasonably foreseeable future needs and provides us with a monthly cost savings of $23,196 per month.  We intend to assemble the CTLM® at our facility from hardware components that will be made by vendors to our specifications.

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

Issuance of Stock in Connection with Short-Term Loans
In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  As of the date of this Report, we have repaid an aggregate principal and premium in the amount of $147,500 on these short-term notes and owe a balance of $137,500 of which $100,000 is the principal remaining from one note and $37,500 is the balance of premium due from three notes.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through March 31, 2011 for 3% additional premium per month.  In connection with all of the extensions, a total of $45,600 of additional premium was accrued as of the date of this report.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through March 31, 2011 for 3% additional premium per month on each note.  In connection with these extensions a total of $205,400 of additional premium was accrued for the December 2009 notes as of the date of this report.

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through March 31, 2011 for 3% additional premium per month on each note.  In connection with these extensions a total of $291,000 of additional premium was accrued for the January 2010 notes as of the date of this report.

On February 25, 2010, we borrowed $350,000 from a private investor pursuant to a short-term promissory note.  We issued to the investor 35 shares of Series L Convertible Preferred Stock as collateral.  This note had a maturity date of April 30, 2010; however, the investor gave us notice of conversion to the collateral shares on March 31, 2010.  The Note was cancelled upon this conversion.  The 35 shares of Series L Convertible Preferred Stock accrue dividends at an annual rate of 9% and are convertible into an aggregate of 16,587,690 shares of common stock (473,934 shares of common stock for each share of preferred stock).  Pursuant to the Certificate of Designation, Rights and Preferences for the Series L Convertible Preferred Stock, we are obligated to reduce the conversion price and reserve additional shares for conversion if we sold or issued common shares below the price of $.0211 per share (the market price on the date of issuance of the Preferred Stock).  In October 2010, we obtained a waiver from the private investor holding the 35 shares of Series L Convertible Preferred Stock in which the investor agreed to convert no more than the 16,587,690 common shares currently reserved as we do not have sufficient authorized common shares to reserve for further conversions pursuant to the Certificate of Designation, Rights and Preferences.  The investor agreed to a conversion floor price of $.015, which required us to reserve an additional 6,745,643 common shares.

On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 10,000,000 shares of common stock.  As of the date of this report, the investor holds 20 shares of the Series L Convertible Preferred Stock.

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we are obligated to pay back his principal and will issue 3,000,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our next annual meeting tentatively planned to be held in March 2011.  On January 31, 2011, we received an extension of maturity date to February 28, 2011 for this note.

In November and December 2010, we received a total of $146,000 from Southridge Partners II LP pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before March 31, 2011.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $146,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

In January 2011, we received a total of $157,000 from Southridge Partners II LP pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $157,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

In January 2011, Southridge Partners II LP acquired promissory notes totaling $600,000 in principal and 31,363,907 shares of common stock which were issued as collateral from a private investor.  As of the date of this report, Southridge has converted $425,000 of principal and $200,051 of accrued premium with respect to these notes into 31,056,108 shares of common stock, which had been issued and held as collateral by the holder of the notes.

In February 2011, we received a total of $115,000 from Southridge Partners II LP pursuant to two short-term promissory notes.  Both notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $115,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

As of the date of this report, we owe a total of $1,573,999 in short-term debt.  Of the $1,573,999 we owe a total of $1,152,000 in principal and $421,999 in premium.  We received loan extensions to March 31, 2011 on all of our short-term notes that were issued through January 13, 2010.  We have repaid aggregate principal and premium in the amount of $147,500 on these short-term notes and a total of $425,000 principal and $200,051 in premium has been converted by Southridge into 31,056,108 shares of common stock which were issued pursuant to Rule 144 out of the original 55,363,907 shares of common stock held as collateral.  A balance of 24,307,799 shares of common stock held as collateral remains on the $675,000 principal of which Southridge holds $175,000 principal and holds 307,799 shares as collateral and the private investor holds $500,000 and 24,000,000 shares as collateral.

There can be no assurances that we will be able to pay our short-term loans when due.  If we default on the notes due to the lack of new funding, the holders could exercise their right to sell the remaining 24,307,799 collateral shares, which could materially adversely affect our Company and the value of our stock.

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

Based on our preliminary investigation of this matter, we believed that this claim was without merit, and we vigorously defended the case.  Our Italian counsel responded to the lawsuit in November 2008 and requested and was granted an extension to May 2009 to respond.  Our counsel filed our defenses in the Court of Venice at a hearing held in June 2009.  The judge set the next hearing for March 3, 2010 in order to allow the parties to clarify their claims and defenses.  At the hearing, the plaintiffs did not prove all of the facts underlying their claims.  The Judge set a hearing for November 10, 2010 for the “clarification of conclusions”.  At that time, our counsel planned to present our demand for damages from “vexatious litigation” by the plaintiffs.  The November 10, 2010 hearing was postponed until November 17, 2010.  At the hearing, the plaintiffs failed to present their statements to the court in a timely manner and therefore, we believe that the plaintiffs should no longer be able to pursue any legal remedy in this matter.  The last hearing of the case was held on November 17, 2010.  We believe that it will take several months before we receive a final dismissal in this matter.

Item 1A.  Risk Factors.

Our Annual Report on Form 10-K for the year ended June 30, 2010, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing IDSI.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  During the second quarter ended December 31, 2010, there were no material changes in risk factors as previously disclosed in our Form 10-K filed on October 13, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Item 5. Other Information –“Financing/Equity Line of Credit”.

Item 3. Defaults Upon Senior Securities.

As of the date of this report, the holder of the promissory notes that were previously in default agreed to extend the maturity date to March 31, 2011.  In consideration for the extension we agreed to additional premium on the unpaid principal of 3% per month.  There remains a balance of principal on these notes totaling $675,000 plus accrued premium of $341,949.  See “Item 2 Results of Operations, Issuance of Stock in Connection with Short-Term Loans”

Item 4.Submission of Matters to a Vote of Security-Holders.

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

In order to market and sell the CTLM® in the United States, we must obtain marketing clearance from the Food and Drug Administration.  Initially, we were seeking marketing clearance through an application through Pre-Market Approval (PMA) which must be supported by extensive data, including pre-clinical and clinical trial data, as well as evidence to prove the safety and effectiveness of the device.  Under the Food, Drug, and Cosmetic Act, the FDA has up to 180 days to review a submitted PMA application, although the FDA may increase that time period through requests for additional information or clarification of existing information.

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

From 2005 to 2010, we conducted a new clinical trial for the CTLM®.  We experienced many delays during this process.  Initially, we began the PMA clinical study by first designing a new clinical protocol.  Concurrently, we initiated contacts with potential qualified clinical sites for our clinical study.  We were delayed in this process due to the time it took to obtain the necessary approvals from the Institutional Review Boards (“IRB”) within the hospital and imaging centers which is a regulatory requirement.  In 2006, we made changes to bring the CTLM® system to its most current design level.  We believe these changes improved the CTLM®’s image quality and reliability.  Upgraded CTLM® systems were installed at our U.S. clinical sites and data collection proceeded in accordance with our clinical protocol.  After beginning the data collection phase of the clinical trial, the clinical sites experienced low patient volume due to the new inclusion criteria of our clinical protocol.  This delay was further prolonged due to the lack of cancer cases required for the PMA statistical analysis.

We announced in March 2009 that our research and development team achieved a technical breakthrough with a new reconstruction algorithm that improves visualization of angiogenesis in the CTLM® images.  Angiogenesis is defined as the formation of new vessels from pre-existing vessels.  Tumor angiogenesis begins with the formation of abnormal vascular buds, within the tumor from existing vessels.  At the same time, nearby surrounding vessels begin to enlarge and supply more blood to the tumor area.  The CTLM® visualizes the blood supply feeding the tumor.  The improved algorithm enhances the images by reducing the number of artifacts occasionally produced during an examination, thereby making diagnosis easier.  We also incorporated streamlined numerical methods into the software so that the new algorithm does not require additional computing resources, allowing us to provide the improved functionality to existing customers as a software upgrade.

As of May 2009, 10 clinical sites had participated in the clinical trials and at the time we believed we had sufficient clinical data to support our PMA application.  However, we did not have sufficient financing to support the clinical sites, initiate the reading phase, the statistical analysis study and the submission of the PMA application to the FDA.

During 2010, while working with our FDA regulatory consultants, we learned we could alternatively submit a 510(k) application instead of a PMA application based on marketing clearances previously obtained by other dedicated breast imaging devices such as the MRI breast imaging system along with recent regulatory changes within the FDA agency that we believed allowed us to meet the requirements for a traditional 510(k) application submission.

On November 22, 2010, we submitted a traditional 510(k) application to the FDA.  We believe that the 510(k) application submission is the best process to enable us to move forward to obtain marketing clearance for the U.S in a timely manner.  Once marketing clearance is obtained from the FDA, we can begin to market and sell the CTLM® system throughout the country.  Also, we believe that receipt of U.S. marketing clearance will substantially enhance our ability to sell the CTLM® in the international market.  Still, there can be no assurance that we will obtain FDA marketing clearance.  If we do not obtain this clearance we will be materially adversely affected.

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

Activities in Europe and the Middle East are top marketing priorities for IDSI.  As a result of our participation as an exhibitor at the Arab Health Medical Conference in January 2010 in Dubai, UAE, and at the European Congress of Radiology (“ECR”) in March 2010 in Vienna, Austria, we were able to meet with qualified distributors to discuss their interest in representing us in their respective territories.  While attending Arab Health, we hired a Managing Director to market the CTLM® in the UAE and parts of the Middle East.  We are not marketing or seeking distributors and will not market the CTLM® directly or indirectly in Iran, Sudan and/or Syria and other Middle Eastern countries that are subject to U.S. economic sanctions and export controls.

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

Our distributor, The Oyamo Group (“Oyamo”) placed an order for the first CTLM® system for Israel in October 2008.  Oyamo obtained the import license from The Israeli Ministry of Health for the CTLM® system and the system was installed in November 2010 at Chaim Sheba Medical Center at Tel Hashomer in the Meirav Center for Breast Radiology.  Chaim Sheba is the largest, most comprehensive medical center in all of Israel and the Middle-East.  The medical center is located in Tel Aviv.

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

In November 2010, we exhibited our CTLM® system with our Canadian distributor, Arc Diagnostic at the Health Achieve 2010 in Toronto, Canada.  This exposition provided IDSI the opportunity to introduce and showcase the CTLM® system for the first time in Canada to prestigious hospitals, decision makers and Ministry of Health and business leaders in the area.

On November 2010, we exhibited our CTLM® system at the 96th Radiological Society of North America (“RSNA”) Scientific Assembly and Annual Meeting in Chicago, IL, which was held from November 28th to December 2nd.

In December 2010, we announced that we received a deposit for two CTLM® systems from our distributor, Jainsons Pty Ltd for India and Indonesia.  The first CTLM® system was installed at a private imaging center in Ahmedabad, India on December 11, 2010.

In January 2011, we exhibited the CTLM® at the Arab Health 2011 medical conference held from January 24 – 27 at the Dubai International Convention and Exhibition Centre in Dubai, United Arab Emirates (UAE).  We presented clinical images obtained from the CTLM® system, identified potential distributors for the Middle East region and obtained prospective sales leads.  The Arab Health Exhibition and Congress is one of the largest and most prestigious healthcare events in the Middle East, with over 2,700 exhibitors from 141 countries and more than 65,000 medical professionals.

In February 2011, we announced that we completed installation and applications training of a CTLM® system at the Hang Lekiu Medical Center in Jakarta, Indonesia.  This was the second CTLM® system installed to complete the order from our distributor, Jainsons Pty Ltd, received in December 2010.

Among our global users, we have three systems in Poland, two in Italy, two in the Czech Republic, two systems in the United Arab Emirates, two systems in India, and two systems in China as well as one system each in Germany, Hungary, Malaysia, Indonesia and Israel.  As of the date of this report, IDSI’s users have performed over 15,000 CT Laser Mammography (CTLM®) patient scans worldwide.

Other Recent Events

None

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

Southridge Partners II, LP - Short-Term Loans
In November and December 2010, we received a total of $146,000 from Southridge Partners II LP pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before March 31, 2011.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $146,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

In January 2011, we received a total of $157,000 from Southridge Partners II LP pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $157,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

In February 2011, we received a total of $115,000 from Southridge Partners II LP pursuant to two short-term promissory notes.  Both notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $115,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

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

Short-Term Loans
In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  As of the date of this Report, we have repaid an aggregate principal and premium in the amount of $147,500 on these short-term notes and owe a balance of $137,500 of which $100,000 is the principal remaining from one note and $37,500 is the balance of premium due from three notes.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through March 31, 2011 for 3% additional premium per month.  In connection with all of the extensions, a total of $45,600 of additional premium was accrued as of the date of this report.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through March 31, 2011 for 3% additional premium per month on each note.  In connection with these extensions a total of $205,400 of additional premium was accrued for the December 2009 notes as of the date of this report.

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through March 31, 2011 for 3% additional premium per month on each note.  In connection with these extensions a total of $291,000 of additional premium was accrued for the January 2010 notes as of the date of this report.

On February 25, 2010, we borrowed $350,000 from a private investor pursuant to a short-term promissory note.  We issued to the investor 35 shares of Series L Convertible Preferred Stock as collateral.  This note had a maturity date of April 30, 2010; however, the investor gave us notice of conversion to the collateral shares on March 31, 2010.  The Note was cancelled upon this conversion.  The 35 shares of Series L Convertible Preferred Stock accrue dividends at an annual rate of 9% and are convertible into an aggregate of 16,587,690 shares of common stock (473,934 shares of common stock for each share of preferred stock).  Pursuant to the Certificate of Designation, Rights and Preferences for the Series L Convertible Preferred Stock, we are obligated to reduce the conversion price and reserve additional shares for conversion if we sold or issued common shares below the price of $.0211 per share (the market price on the date of issuance of the Preferred Stock).  In October 2010, we obtained a waiver from the private investor holding the 35 shares of Series L Convertible Preferred Stock in which the investor agreed to convert no more than the 16,587,690 common shares currently reserved as we do not have sufficient authorized common shares to reserve for further conversions pursuant to the Certificate of Designation, Rights and Preferences.  The investor agreed to a conversion floor price of $.015, which required us to reserve an additional 6,745,643 common shares.

On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 10,000,000 shares of common stock.  As of the date of this report, the investor holds 20 shares of the Series L Convertible Preferred Stock.

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we are obligated to pay back his principal and will issue 3,000,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our next annual meeting tentatively planned to be held in March 2011.  On January 31, 2011, we received an extension of maturity date to February 28, 2011 for this note.

In November and December 2010, we received a total of $146,000 from Southridge Partners II LP pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before March 31, 2011.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $146,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

In January 2011, we received a total of $157,000 from Southridge Partners II LP pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $157,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.
In January 2011, Southridge Partners II LP acquired promissory notes totaling $600,000 in principal and 31,363,907 shares of common stock which were issued as collateral from a private investor.  As of the date of this report, Southridge has converted $425,000 of principal and $200,051 of accrued premium with respect to these notes into 31,056,108 shares of common stock, which had been issued and held as collateral by the holder of the notes.

In February 2011, we received a total of $115,000 from Southridge Partners II LP pursuant to two short-term promissory notes.  Both notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $115,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.
As of the date of this report, we owe a total of $1,573,999 in short-term debt.  Of the $1,573,999 we owe a total of $1,152,000 in principal and $421,999 in premium.  We received loan extensions to March 31, 2011 on all of our short-term notes that were issued through January 13, 2010.  We have repaid aggregate principal and premium in the amount of $147,500 on these short-term notes and a total of $425,000 principal and $200,051 in premium has been converted by Southridge into 31,056,108 shares of common stock which were issued pursuant to Rule 144 out of the original 55,363,907 shares of common stock held as collateral.  A balance of 24,307,799 shares of common stock held as collateral remains on the $675,000 principal of which Southridge holds $175,000 principal and holds 307,799 shares as collateral and the private investor holds $500,000 and 24,000,000 shares as collateral.

There can be no assurances that we will be able to pay our short-term loans when due.  If we default on the notes due to the lack of new funding, the holders could exercise their right to sell the remaining 24,307,799 collateral shares, which could materially adversely affect our Company and the value of our stock.

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

Dated: February 22, 2011		Imaging Diagnostic Systems, Inc.

	By:	/s/ Linda B. Grable
Linda B. Grable
Chief Executive Officer

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President and Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)