Form 10-Q
period 2011-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2011-05-18
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares outstanding of each of the issuer’s classes of equity as of May 17, 2011: 906,709,168 shares of common stock, no par value; and 20 shares of Series L convertible preferred stock outstanding.

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheets

Assets

	Mar. 31, 2011	June 30, 2010
Current assets:	Unaudited	*
Cash	$5,906	$73,844
Accounts receivable, net of allowances for doubtful accounts
of $23,500 and $57,982, respectively	14,691	12,850
Loans receivable, net of reserve of $57,000
and $57,000, respectively	357	3,796
Inventories, net of reserve of $399,000 and $399,000, respectively	402,064	436,110
Prepaid expenses	25,820	61,115

Total current assets	448,838	587,715

Property and equipment, net	175,951	221,763
Intangible assets, net	145,250	170,882

Total assets	$770,039	$980,360

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,061,662	$1,538,748
Customer deposits	108,114	98,114
Short-term debt, net of debt discount of $237,067 and $0	1,408,760	1,506,500

Total current liabilities	3,578,536	3,143,362

Long-Term liabilities:
Long-term debt, net of debt discount of $34,383 and $0	330,117	-

Total long-term liabilities	330,117	-

Convertible preferred stock (Series L), 9% cumulative annual dividend,
no par value, 20 and 35 shares issued, respectively	200,000	350,000
Derivative Liability	310,976	202,155

Stockholders equity (Deficit):
Common stock	107,182,955	105,927,719
Common stock - Debt Collateral	(554,449)	(1,150,000)
Additional paid-in capital	5,298,740	4,388,006
Deficit accumulated during development stage	(115,576,836)	(111,880,882)

Total stockholders' equity (Deficit)	(3,649,590)	(2,715,157)

Total liabilities and stockholders' equity (Deficit)	$770,039	$980,360

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statement of Operations

	Nine Months Ended		Three Months Ended		Since Inception
	March 31,		March 31,		Dec. 10, 1993 to
	2011	2010	2011	2010	Mar. 31, 2011
Net Sales	$36,515	$177,079	$12,552	$1,300	$2,361,179
Gain on sale of fixed assets	-	-	-	-	2,794,565
Cost of Sales	7,590	20,361	1,669	166	936,207

Gross Profit	28,925	156,718	10,883	1,134	4,219,537

Operating Expenses:
General and administrative	2,026,014	2,512,766	747,389	583,072	60,600,035
Research and development	685,396	429,637	206,758	174,350	23,114,354
Sales and marketing	368,885	233,594	112,194	53,347	9,482,139
Inventory valuation adjustments	17,919	11,456	6,405	4,930	4,838,268
Depreciation and amortization	77,969	114,043	23,416	37,516	3,379,643
Amortization of deferred compensation	-	-	-	-	4,064,250

	3,176,183	3,301,496	1,096,162	853,215	105,478,689

Operating Loss	(3,147,258)	(3,144,778)	(1,085,279)	(852,081)	(101,259,152)

Interest income	1,114	779	375	-	310,510
Other income	39,887	15,655	1,144	11,209	923,075
Other income - LILA Inventory	-	-	-	-	(69,193)
Derivative Liability	(108,821)		(7,639)		(310,976)
Interest expense	(480,877)	(100,941)	(413,217)	(34,121)	(8,323,340)

Net Loss	(3,695,955)	(3,229,285)	(1,504,616)	(874,993)	(108,729,076)

Dividends on cumulative Preferred stock:
From discount at issuance	-	-	-	-	(5,402,713)
Earned	-	-	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(3,695,955)	$(3,229,285)	$(1,504,616)	$(874,993)	$(115,576,836)

Net Loss per common share:
Basic and Diluted:
Net loss per common share	$(0.004)	$(0.004)	$(0.002)	$(0.001)	$(0.555)

Weighted average number
of common shares	876,753,982	735,202,223	893,265,107	803,804,978	208,188,404

The accompanying notes are an intergral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statement of Cash Flows

	Nine Months		Since Inception
	Ended March 31,		(12/10/93) to
	2011	2010	Mar. 31, 2011
Cash flows from operations:
Net loss	$(3,695,955)	$(3,229,285)	$(108,729,076)
Changes in assets and liabilities	1,916,017	1,267,583	33,448,332
Net cash used in operations	(1,779,938)	(1,961,702)	(75,280,744)

Cash flows from investing activities:
Proceeds from sale of property & equipment	-	-	4,390,015
Capital expenditures	-	-	(7,578,436)
Net cash provided (used in) investing activities	-	-	(3,188,421)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Other financing activities	812,000	1,241,794	8,688,823
Proceeds from issuance of preferred stock	-	350,000	18,389,500
Net proceeds from issuance of common stock	900,000	597,219	51,447,037

Net cash provided by (used in) financing activities	1,712,000	2,189,013	78,475,071

Net increase (decrease) in cash	(67,938)	227,311	5,906

Cash, beginning of period	73,844	12,535	-

Cash, end of period	$5,906	$239,846	$5,906

The accompanying notes are an integral part of these condensed financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three and nine month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2011.  These condensed financial statements have been prepared in accordance with Financial Accounting Standards guidance for Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on October 13, 2010.

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

In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations, which would materially impact our ability to continue as a going concern.  Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for capital requirements to date.  Recently we have relied on raising additional capital through our new Private Equity Credit Agreement with Southridge Partners II, L.P. (“Southridge”) dated January 7, 2010, which replaced the Charlton Agreement, and through the issuance of short term promissory notes.  We also intend to raise capital through other sources of financing.  See Part II, Item 5. Other Information – “Financing/Equity Line of Credit.”  In the event we are unable to draw from this new private equity line, alternative financing will be required to continue operations, and there is no assurance that we will be able to obtain alternative financing on commercially reasonable terms.  There is no assurance that, if and when Food and Drug Administration (“FDA”) marketing clearance is obtained, the CTLM® will achieve market acceptance or that we will achieve a profitable level of operations.

We currently manufacture and sell our sole product, the CTLM® - Computed Tomography Laser Mammography.  We are appointing distributors and installing collaboration systems as part of our global commercialization program.  We have sold 15 systems as of March 31, 2011; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  We are attempting to create increased product awareness as a foundation for developing markets through an international distributor network.  We may be able to exit reporting as a Development Stage Enterprise upon two successive quarters of sufficient revenues such that we would not have to utilize other funding to meet our quarterly operating expenses.

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	March 31, 2011	June 30, 2010
	Unaudited
Raw materials consisting of purchased parts, components and supplies	$501,727	$513,556
Work-in-process including units undergoing final inspection and testing	28,942	28,943
Finished goods	270,395	292,611

Sub-Total Inventories	801,064	835,110

Less Inventory Reserve	(399,000)	(399,000)

Total Inventory - Net	$402,064	$436,110

We review our Inventory for parts that have become obsolete or in excess of our manufacturing requirements and our Finished Goods for valuation pursuant to our Critical Accounting Policy for Inventory.  For the fiscal year ending June 30, 2010 we identified $399,000 of Inventory that we deem impaired due to the lack of inventory turnover.  No further Inventory Reserve was recorded for the quarter ending March 31, 2011.

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

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP.  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of our financial statements or disclosures during the quarter ended March 31, 2011 as a result of implementing the Codification.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying ASC 718 during the three and nine months ended March 31, 2011 approximated $93,821 and $281,685, respectively, in additional compensation expense compared to $518,643 and $524,743 for the corresponding periods in fiscal 2010.

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

For purposes of the following disclosures the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended March 31, 2011: no dividend yield; no expected volatility as no stock options were granted during the quarter, risk-free interest rate of 4%; and an expected eight-year term for options granted.  For the three and nine months ending March 31, 2011, the net income and earnings per share reflect the actual deduction for option expense as a non-cash compensation expense.

Stock-based compensation expense recorded during the three and nine months ended March 31, 2011, was $93,821 and $281,685, respectfully, compared to $518,643 and $524,743 from the corresponding periods in fiscal 2010.  In connection with the Sale/Lease-Back of our commercial building, we recorded $297 as non-qualified stock option expense for the three months ended March 31, 2010.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back”.

The weighted average fair value per option at the date of grant for the three months ended March 31, 2011 and 2010 using the Black-Scholes Option-Pricing Model were not applicable as no new stock options were granted during those periods.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Expected Volatility(1)	-	173.16%	173.73%	173.16%
Risk Free Interest Rate(2)	4%	4%	4%	4%
Expected Term	8 yrs	8 yrs	8 yrs	8 yrs

(1)  We calculate expected volatility through a mathematical formula using the last day of the week’s closing stock price for the previous 61 weeks prior to the option grant date.  The expected volatility for the three and nine months ending March 31, 2011 and 2010 in the table above are weighted average calculations.  No Expected Volatility for the three months ending March 31, 2011 was recorded as no stock options were granted during the period.

(2)  We continue to use an expected term assumption of eight years based on guidance provided by SEC Staff Accounting Bulletin 107 and subsequently Staff Accounting Bulletin 110.  These bulletins enable us to use the simplified method for “plain vanilla” options for this calculation.

NOTE 7 - COMMON STOCK ISSUANCES – PRIVATE EQUITY CREDIT AGREEMENT

During the three months ending March 31, 2011, we did not draw from our Private Equity Credit Agreement with Southridge Partners II LP (Southridge).  During the nine months ending March 31, 2011, we drew $900,000 from our Private Equity Credit Agreement with Southridge.  For the three and nine months ended March 31, 2011, we recorded deemed interest expense of $-0- and $66,487, respectively, for our private equity credit agreement.  See Item 5.  Other Information – “Financing/Equity Line of Credit.”  Subsequent to the end of the third quarter, we did not initiate any put notices from our Private Equity Credit Agreement with Southridge through the date of this report.

NOTE 8 – DEBT DISCOUNT

In connection with the $397,000 we received from Southridge Partners LL LP, pursuant to Short-Term Notes from November 11, 2010 to March 31, 2011, we recorded interest expense to amortize the debt discount in the amount of $237,067 during the quarter ending March 31, 2011.  See “Part II, Item 5, Financing/Equity Line of Credit, Issuance of Stock in Connection with Short-Term Loans”

In connection with the sale of a Convertible Promissory Note Agreement on February 23, 2011, with an unaffiliated third party, JMJ Financial (the “Lender” or “JMJ”), relating to a private placement of a total of up to $1,800,000 in principal amount of a Convertible Promissory Note (the “Note”) providing for advances of a gross amount of $1,600,000 in seven tranches, we recorded interest expense to amortize the debt discount in the amount of $34,383 during the quarter ending March 31, 2011.  See “Part II, Item 5, Financing/Equity Line of Credit, Issuance of Stock in Connection with Long-Term Loans”

There remains a total of $271,450 of debt discount yet to be amortized as of March 31, 2011.

NOTE 9 – SHORT-TERM DEBT

From November 10, 2009 to March 31, 2011 we borrowed $2,403,794 in the aggregate from nine unaffiliated third party investors.  As additional consideration for $237,500 of these loans in December 2009, we issued 16,625,000 restricted shares of common stock.  Upon maturity and extensions of the original maturity dates, we are obligated to pay the principal amount and $258,144 in premium.  With respect to $1,000,000 principal amount of these notes, we issued 55,363,907 shares of restricted common stock as collateral.  The fair market value of these collateral shares at the date of issuance were recorded and presented as a contra equity account “Common stock – Debt Collateral” as they remain unearned and subject to be returned once the related debt is repaid.  With respect to $350,000 principal amount of a note, we issued 35 shares of Series L Convertible Preferred Stock as collateral.  On March 31, 2010 one of the third party investors converted these collateral shares, pursuant to the terms of their $350,000 promissory note, and the note was cancelled.  During the third quarter ending March 31, 2010, we repaid an aggregate principal amount of $93,750 and $10,000 in premium on these notes.  During the fourth quarter ending June 30, 2010, we repaid an aggregate principal amount of $48,044 and $644 in premium on the notes.

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note was payable on or before January 31, 2011.  As consideration for this loan, we are obligated to pay back his principal and will issue 3,000,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our next annual meeting to be held on July 12, 2011.  On May 3, 2011, we received an extension of maturity date to May 31, 2011 for this note.  We agreed to a 2% monthly premium for the extension.

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

In March 2011, we received $60,000 from Southridge Partners II LP pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $60,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

In January 2011, Southridge Partners II LP acquired promissory notes from a private investor totaling $600,000 in principal and 31,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to March 31, 2011, Southridge Partners II LP converted a total of $425,000 in principal plus accrued premiums totaling $200,051 into 32,397,016 shares of our common stock of which 31,056,108 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.

From July 1, 2010 to March 31, 2011, we have not repaid any principal or premiums due with cash.  See “Item 2 Results of Operations, Issuance of Stock in Connection with Short-Term Loans”

NOTE 10 – LONG-TERM DEBT

On February 23, 2011, we entered into a Convertible Promissory Note Agreement with an unaffiliated third party, JMJ Financial (the “Lender” or “JMJ”), relating to a private placement of a total of up to $1,800,000 in principal amount of a Convertible Promissory Note (the “Note”) providing for advances of a gross amount of $1,600,000 in seven tranches.  We are required to file within 10 days from the effective date of an increase of authorized shares to be voted on by shareholders at the next annual meeting, an S-1 Registration Statement (the “Registration Statement”) covering 130,000,000 shares of our common stock to be reserved for conversion of the Note pursuant to the terms of a Registration Rights Agreement (the “Rights Agreement”) dated February 23, 2011, between the IDSI and JMJ.  In a letter addendum to the Note dated February 22, 2011, JMJ acknowledged that the we do not have sufficient authorized shares available to reserve and register pursuant to the terms of the Rights Agreement and agreed not to enforce the required registration of shares until such time as the increase in authorized shares has been approved by our shareholders.

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received $258,000 after deductions of $30,000 for a 10% Finder’s Fee and $12,000 for an Origination Fee.  The remaining six tranches are to be funded based on achievement of milestones relating to the Registration Statement, with the final tranche of $300,000 being available 150 days after effectiveness of the Registration Statement, which must be effective 120 days after the date of the Agreement.  For the remaining six tranches, we are obligated to pay a Finder’s Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of the date of this report, $1,500,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $300,000 to terminate the agreement.

The Note, after the seven tranches are drawn, would generate net proceeds of $1,467,000 after payment of the Origination Fee and a 7% Finder’s Fee.  JMJ has the option to provide an additional $1,600,000 of funding on substantially the same terms as the first Agreement; however, we have the right to cancel, without penalty, the Note Agreement within five days of JMJ’s execution.  Once executed and accepted by both parties and five days has passed, cancellation of unfunded payments is permitted at a fee of 20% of the unfunded amount.  Cancellation of funded portions is not permitted.

The funding schedule of the seven tranches is as follows:

▪	$300,000 paid to Borrower within 2 business days of execution and closing of the agreement.

▪	$100,000 paid to Borrower within 5 business days of filing of Definitive Proxy to increase authorized shares to 2,000,000,000 or more.

▪	$100,000 paid to Borrower within 5 business days of effective increase in authorized shares to 2,000,000,000 or more.

▪
$100,000 paid to Borrower within 5 business days of filing of registration statement, and that registration statement must be filed no later than 10 days from the effective increase of authorized shares.

▪
$400,000 paid to Borrower within 5 business days of notice of effective registration statement, and that registration statement must be effective no later than 120 days from the execution of the agreement.

▪
$300,000 paid to Borrower within 90 business days of notice of effective registration statement, and that registration statement must be effective no later than 120 days from the execution of the agreement.

▪
$300,000 paid to Borrower within 150 business days of notice of effective registration statement, and that registration statement must be effective no later than 120 days from the execution of the agreement.

The conditions to funding each payment are as follows:

▪
At the time of each payment interval, the Conversion Price calculation on Borrower’s common stock must yield a Conversion Price equal to or greater than $0.015 per share (based on the Conversion Price calculation, regardless of whether a conversion is actually completed or not).

▪
At the time of each payment interval, the total dollar trading volume of Borrower’s common stock for the previous 23 trading days must be equal to or greater than $1,000,000 (one million).  The total dollar volume will be calculated by removing the three highest dollar volume days and summing the dollar volume for the remaining 20 trading days.

▪	At the time of each payment interval, there shall not exist an event of default as described within any of the agreements between Borrower and Holder.

Prior to the maturity date of February 2, 2014, JMJ may convert both principal and interest into our common stock at 75% of the average of the three lowest closing prices in the 20 days previous to the conversion.  We have the right to enforce a conversion floor of $0.015 per share; however, if we receive a conversion notice in which the Conversion Price is less than $0.015 per share, JMJ will incur a conversion loss [(Conversion Loss = $0.015 – Conversion Price) x number of shares being converted] which we must make whole by either of the following options: pay the conversion loss in cash or add the conversion loss to the balance of principal due.  Prepayment of the Note is not permitted.

The Note has a 9% one-time interest charge on the principal sum.  No interest or principal payments are required until the Maturity Date, but both principal and interest may be included in conversions prior to the maturity date.

NOTE 11 – SERIES L CONVERTIBLE PREFERRED STOCK

On February 25, 2010, we issued 35 shares of its Series L Convertible Preferred Stock at a purchase price of $10,000 per share as collateral in connection with a $350,000 short-term loan.  On March 31, 2010 the holder converted the note into the collateral shares of 35 preferred shares of Series L Convertible Preferred Stock.  We have reserved 16,587,690 shares of common stock to cover the conversion of the 35 shares of Series L Convertible Preferred Stock outstanding.  Pursuant to the Certificate of Designation of Series L Convertible Preferred Stock, (iii) Issuance of Securities, a reset provision is provided if common shares are issued at less than $.0211 per share on or before the conversion of all of the Series L Convertible Preferred shares.  The reset provision triggered a Derivative Liability valuation for such provision.  On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 10,000,000 shares of common stock.  On May 11, 2011, we obtained a waiver from the private investor where the investor agreed to convert no additional Series L Convertible Preferred Stock into common shares until the approval by our shareholders of an increase in authorized common stock at our next annual meeting to be held on July 12, 2011.  This waiver encompasses a total of 13,333,333 shares issuable upon full conversion of the 20 shares of the Series L Convertible Preferred Stock held by the investor as of the date of this report.

NOTE 12 – DERIVATIVE LIABILITY

Effective June 1, 2010, we adopted the ASC 815 guidance provided for Derivatives and Hedging which applies to any free standing financial instruments or embedded features that have characteristics of a derivative and to any free standing financial instruments that are potentially settled in an entity’s own common stock.  As of March 31, 2011, we had 20 shares of Series L Convertible Preferred Stock outstanding for which the underlying common has a reset provision which classifies the Series L Convertible Preferred Stock as a free standing derivative instrument.  ASC 815 requires the Series L Convertible Preferred Stock to be recorded as a liability as it is no longer afforded equity treatment.  As a result of the reset provision we recorded a Derivative Liability of $64,524 which accrued on the date of issuance and recorded an increase of $137,631 as a result in changes in the market price of our stock. The total Derivative Liability for the Series L Convertible Preferred Stock for the fiscal year ended June 30, 2010 was $202,156.  For the quarter ending September 30, 2010, we recorded additional Derivative Expense of $19,355 due to a conversion rate adjustment from $.0211 to $.019933 associated with Series L Convertible Preferred Stock issued to the holder.  For the quarter ending December 31, 2010, we recorded additional Derivative Expense of $81,827 due to a conversion rate adjustment from $.019933 to $.015 associated with Series L Convertible Preferred Stock issued to the holder.  On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 10,000,000 shares of common stock.  Due to this conversion we retired $303,337 of Derivative Liability.  On May 11, 2011, we obtained a waiver from the private investor where the investor agreed to convert no additional Series L Convertible Preferred Stock into common shares until the approval by our shareholders of an increase in authorized common stock at our next annual meeting to be held on July 12, 2011.  This waiver encompasses a total of 13,333,333 shares issuable upon full conversion of the 20 shares of the Series L Convertible Preferred Stock held by the investor as of the date of this report.

For the quarter ending March 31, 2011, we recorded a Derivative Expense of $310,976 on the JMJ note due to a conversion rate adjustment from $.026 to $.015 on the first tranche of $300,000 which closed on February 24, 2011.

The net Derivative Liability for the quarter ending March 31, 2011 is $7,639.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments.  After a review of our accounts receivable, the Company has recorded an allowance of $23,500 for doubtful accounts.  The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities.  At March 31, 2011 and 2010, the aggregate fair value of the Company’s debt obligations approximated its carrying value.

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

The following table sets forth the Company’s financial instruments as of March 31, 2011 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 820, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Liabilities at Fair Value

Liabilities:
Series L Convertible Preferred Stock	$	$	$(200,000)	$(200,000)
Series L Accrued Dividend Payable			$(31,377)	$(31,377)
Derivative Liability			(310,976)	(310,976)

At March 31, 2011, the carrying amount of the Series L Convertible Preferred Stock at par value is deemed to be the fair value.  The balance sheet also reflects a liability for the accrued dividend payable on the Series L Convertible Preferred Stock.

NOTE 14 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	Mar. 31, 2011	June 30, 2010
Furniture and fixtures	$257,565	$257,565
Computers, equipment and software	426,873	426,873
CTLM® software costs	352,932	352,932
Trade show equipment	298,400	298,400
Clinical equipment	440,937	440,937
Laboratory equipment	212,560	212,560

Total Property & Equipment	1,989,267	1,989,267
Less: accumulated depreciation	(1,813,316)	(1,767,504)

Total Property & Equipment - Net	$175,951	$221,763

The estimated useful lives of property and equipment for purposes of computing depreciation and amortization are:

Furniture, fixtures, clinical, computers, laboratory
equipment and trade show equipment	5-7 years
Building	40 years
CTLM® software costs	5 years

Telephone equipment, acquired under a long-term capital lease at a cost of $50,289, is included in furniture and fixtures.  The CTLM® software is fully amortized.

NOTE 15 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	Mar. 31, 2011	June 30, 2010
Accounts payable - trade	$918,420	$894,432
Accrued tangible personal property taxes payable	6,000	6,000
Accrued compensated absences	47,529	47,529
Accrued wages payable and payroll taxes	876,995	498,424
Other accrued expenses	212,718	92,363

Totals	$2,061,662	$1,538,748

As of March 31, 2011, we owe $157,770 in accrued wages and $719,225 in accrued payroll taxes.  The $719,225 in accrued payroll taxes represents unfunded payroll taxes, interest and penalties for the last five quarters commencing with the quarter ending March 31, 2010.

NOTE 16 – SUBSEQUENT EVENTS - UNAUDITED

As of the date of this report, we owe a total of $1,779,332 of short term debt of which $1,296,171 is principal, $472,899 is accrued premium and $10,262 is accrued interest.  A promissory note totaling $60,000 in principal has been extended to May 31, 2011; five promissory notes totaling $575,000 in principal have a maturity date that had been extended to March 31, 2011; two promissory notes totaling $65,000 in principal have a maturity date of March 31, 2011; six promissory notes totaling $332,000 in principal have a maturity date of May 31, 2011 as the new maturity date, four promissory notes totaling $245,000 in principal have a maturity date of July 31, 2011; and one promissory note totaling $19,171 has a maturity date of May 26, 2011.

As of the date of this quarterly report, we have 906,709,168 shares outstanding.  We have reserved 6,587,690 shares to cover the conversion of the 20 shares of outstanding Series L Convertible Preferred Stock and 36,914,854 shares to cover outstanding options.  Pursuant to the Certificate of Designations, Rights and Preferences for the Series L Convertible Preferred Stock, we were obligated to reduce the conversion price and reserve additional shares for conversion if we sold or issued common shares below the price of $.0211 per share (the market price on the date of issuance of the Preferred Stock).  The investor agreed to a conversion floor price of $.015, which required us to reserve an additional 6,745,643 common shares.  In October 2010, we obtained a waiver from the private investor holding the 35 shares of Series L Convertible Preferred Stock in which the investor agreed to convert no more than the 16,587,690 common shares currently reserved as we do not have sufficient authorized common shares to reserve for further conversions pursuant to the Certificate of Designations, Rights and Preferences.

On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 10,000,000 shares of common stock.  On May 11, 2011, we obtained a waiver from the private investor where the investor agreed to convert no additional Series L Convertible Preferred Stock into common shares until the approval by our shareholders of an increase in authorized common stock at our next annual meeting to be held on July 12, 2011.  This waiver encompasses a total of 13,333,333 shares issuable upon full conversion of the 20 shares of the Series L Convertible Preferred Stock held by the investor as of the date of this report.

In April 2011, we received $165,000 from Southridge Partners II LP pursuant to two short-term promissory notes.  The note provides for a redemption premium of 15% of the principal amount on or before July 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an
Event of Default to convert any part or all of the $165,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

In April 2011, we borrowed a total of $19,171 from a private investor pursuant to a short-term promissory note.  The note is payable on or before May 26, 2011.

In May 2011, we received $80,000 from Southridge Partners II LP pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an
Event of Default to convert any part or all of the $80,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

On May 11, 2011, we executed a debt to equity exchange with Southridge Partners II LP pursuant to an $80,000 short-term promissory note dated November 11, 2010 plus accrued interest of $3,174.  We issued Southridge 11,089,826 common shares pursuant to Rule 144 based on an agreed exchange price of $.0075 per share.  We still owe Southridge $12,000 in premium associated with this note.

From January 2011 to April 2011, Southridge Partners II LP acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.

Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to May 16, 2011, Southridge issued notices of conversion to settle $525,000 in principal plus accrued premiums totaling $255,651 into 53,143,682 shares of our common stock, of which 51,802,774 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.

In order to increase the availability of additional shares for use with our Southridge Equity Credit Line, our three executive officers have agreed that they will not exercise any of their respective options to purchase an aggregate of 31,377,000 shares of the Company’s common stock until all shares covered by the Registration Statement are sold, and then only if and to the extent that the Company has authorized but unissued shares of common stock available for issuance in connection with such exercise, or until the Registration Statement is withdrawn.  As a result of the waivers relating to stock options and our Series L Convertible Preferred Stock described above, we have available for issuance 37,247,359 shares of common stock, of which 35,487,756 shares are covered by our pending Registration Statement on Form S-1 filed December 21, 2010, as amended, which has not been declared effective.

We have evaluated all subsequent events through May 16, 2011 for disclosure purposes.

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

OVERVIEW

Imaging Diagnostic Systems, Inc. (“IDSI”) is a development stage medical technology company.  Since inception in December 1993, we have been engaged in the development and testing of a laser breast imaging system that uses computed tomography and laser techniques designed to detect breast abnormalities.  The CT Laser Mammography system (“CTLM®”) is currently being commercialized in certain international markets where regulatory approvals have been obtained.  However, it is not yet approved for sale in the U.S. market.  The CTLM® system must obtain marketing clearance through the U.S. Food and Drug Administration (“FDA”) before commercialization can begin in the U.S. market.

Our financial statements have been prepared assuming that we will continue as a going concern.  Our auditors, in their report for the fiscal year ended June 30, 2010, stated that we have incurred recurring operating losses and will have to obtain additional capital to sustain operations.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2 “Going Concern”, in the Notes to the Financial Statements.  The accompanying financial statements to this report do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Originally, the FDA determined the CTLM® to be a “new medical device” for which there was no predicate device and designated it as a Class III medical device.  Consequently; the CTLM® was required to go through the FDA Premarket approval (“PMA”) application process.  In May 2003 we filed a PMA application for the CTLM® with the FDA.  In August 2003, we received a letter from the FDA citing deficiencies in our PMA application requiring a response to the deficiencies.  We initially planned on submitting an amendment to the PMA application to resolve the deficiencies and requested an extension.  In March 2004 we received an extension to respond with the amendment; however, in October 2004, we made a decision to voluntarily withdraw the original PMA application and resubmit a modified PMA in a simpler and more clinically and technically robust filing.

In November 2004, we received a letter from the FDA stating that the CTLM® study has been declared a Non-Significant Risk (“NSR”) study when used for our intended use.

In 2005, we initiated the PMA process by designing a new clinical study protocol and a modified intended use, which limited the participants in the study to patients with dense breast tissue.  The inclusion criteria was modified because we believed that we would be more successful in proving our hypothesis of the CTLM® system’s intended use and have the most success at obtaining marketing clearance from the FDA.  Concurrently, we identified qualified clinical sites and retained them to proceed with our clinical study.

In 2006, we made changes to bring the CTLM® system to its most current design level.  We believe these changes improved the CTLM®’s image quality and reliability.  Upgraded CTLM® systems were installed at our U.S. clinical sites and data collection proceeded in accordance with our clinical protocol.  The data collection continued from 2006 to 2010, progressing slowly due to low patient volume pursuant to the inclusion criteria of our clinical protocol.

We announced in March 2009 that our research and development team achieved a technical breakthrough with a new reconstruction algorithm that improved the visualization of angiogenesis in the CTLM® images.  Angiogenesis is the process by which new blood vessels are formed in response to a chemical signal sent out by cancerous tumors. The CTLM visualizes the blood distribution in the breast, to detect the new blood vessels (angiogenesis) required for cancerous lesions to grow.  The improved algorithm enhances the images by reducing the number of artifacts occasionally produced during an examination, thereby making diagnosis easier.  We also incorporated streamlined numerical methods into the software so that the new algorithm does not require additional computing resources, allowing us to provide the improved functionality to existing customers as a software upgrade.

As of May 2009, 10 clinical sites had participated in the clinical trials and at the time we believed we had sufficient clinical data to support our PMA application.  However, we did not have sufficient financing to support the clinical sites, initiate the reading phase, the statistical analysis study and the submission of the PMA application to the FDA.

Through the years, new MRI and other dedicated breast imaging systems gained FDA marketing clearance pursuant to applications under the FDA’s traditional 510(k) process.  In the last several years, the 510(k) de novo process became an alternate pathway for new technologies with low to moderate risk an opportunity to seek FDA marketing clearance through this simpler process.  In addition, laser safety data and clinical safety and efficacy data were obtained through our series of clinical trials to support an FDA application through the traditional 510(k) process.  We believe our CTLM® system is of low to moderate risk due to the series of technical studies conducted as well as the series of clinical studies we were engaged in which led the FDA to determine in 2004 that our clinical studies were a Non Significant Risk (NSR) device study.

A traditional 510(k) application is a premarket submission made to the FDA to demonstrate that the device to be marketed is at least as safe and effective as, that is, substantially equivalent to, a legally marketed device that is not subject to PMA.  Submitters must compare their device to one or more similar legally marketed devices and make and support their substantial equivalency claims.  A legally marketed device is a device that was legally marketed prior to May 28, 1976 for which a PMA is not required, or a device which has been reclassified from Class III to Class II or I, or a device which has been found to be substantially equivalent through the 510(k) process.  The legally marketed device(s) to which equivalence is drawn is commonly known as the "predicate" device.

To submit a traditional 510(k) application, a company must meet the following guidelines:

To demonstrate substantial equivalence to another legally U.S. marketed device, the 510(k) applicant must demonstrate that the new device, in comparison to the predicate:

•	has the same intended use as the predicate; and
•	has the same technological characteristics as the predicate; or

•	has the same intended use as the predicate; and
•	has different technological characteristics when compared to the predicate, and
•	does not raise new questions of safety and effectiveness; and
•	demonstrates that the device is at least as safe and effective as the legally marketed device.

The 510(k) “de novo” application is an alternate pathway to classify certain new devices that had automatically been placed in Class III due to lack of a predicate.  The de novo classification process was created to provide a mechanism for the classification of certain lower-risk devices for which there is no predicate, but which otherwise would fall into Class III.  The de novo process is most applicable when the risks of a device are well-understood and appropriate special controls can be established to mitigate those risks.

The de novo process applies to low and moderate risk devices that have been classified as Class III because they were found not substantially equivalent (NSE) to existing devices. Applicants who receive this determination may request a risk-based evaluation for reclassification into Class I or II. Devices that receive this reclassification are considered to be approved through the de novo process.

In March 2010, we decided to focus on the possibility of obtaining FDA marketing clearance through a 510(k) premarket notification application for our CTLM® system instead of a PMA application based on our own research of medical devices receiving 510(k) marketing clearance such as the Aurora MRI Breast Imaging System (the “breast MRI”), reading medical imaging industry publications, the FDA’s website, along with discussions with attendees at medical imaging trade shows, specifically the Radiological Society of North America in Chicago, IL in November 2009; Arab Health Show in Dubai, U.A..E. in January 2010; and European Congress of Radiology in Vienna, Austria in March 2010.  We began the process of examining the various potential predicate devices that could be credible to support our traditional 510(k) premarket notification application.

In July 2010, we made our decision to select as our predicate device the breast MRI.  This decision was made as a result of our examination of comparative clinical images between CTLM® and breast MRI, which are both functional molecular imaging devices having the ability to visualize angiogenesis in the breast.  We began preparing the 510(k) submission and engaged the services of a FDA regulatory consultant to review our preliminary draft and then reengaged the services of our FDA regulatory counsel to complete the 510(k) application and to submit it to the FDA.

On November 22, 2010, we submitted a 510(k) application to the FDA for its review.  We believe that the 510(k) application submission is the best process to enable us to move forward to obtain marketing clearance for the U.S. in a timely manner.  If marketing clearance is obtained from the FDA, we can begin to market and sell the CTLM® system throughout the United States.  Also, we believe that receipt of U.S. marketing clearance will substantially enhance our ability to sell the CTLM® in the international market.

We received a request for additional information from the FDA regarding our 510(k) application on January 21, 2011.  A request for additional information is quite common during the FDA review process.  We have begun preparing our response with the assistance of our FDA regulatory consultants.  We expect to submit our response to the FDA by mid-June 2011.  Shortly after submission of our additional information, we plan to request an in-person meeting with the FDA.  Consequently, we believe that, within or shortly after the new 90-day period following the submission, the viability of our traditional 510(k) application will be determined and that either (i) the FDA will approve the application or indicate that, with relatively minor amendments, approval can be promptly achieved or (ii) the FDA will issue a non-substantial equivalence (NSE) determination to the effect that the breast MRI system does not qualify as a predicate device for our CTLM® so that we would then file a 510(k) de novo application within 30 days after the NSE decision.

A 510(k) de novo application, if necessary, would be based on our belief that the CTLM® is a low to moderate risk device (since the FDA determined the CTLM® study is a NSR study in November 2004).  The de novo process enables applicants with new technologies with low to moderate risk an opportunity to seek FDA marketing clearance through this alternative pathway.  Under the FDA regulations, a de novo 510(k) application may be filed only if a traditional 510(k) application is denied, and the de novo filing must be made within 30 days after the denial.  Based on the foregoing, we believe that the traditional 510(k) process will be completed in 2011 and, if necessary, the 510(k) de novo process will be completed by mid-2012.

While the FDA provides standard guidelines regarding their review time for either a PMA (180 FDA days, i.e. days when the FDA is open for business,) or 510(k) application (90 FDA days), these may not represent a typical amount of time for the review process to be completed because the FDA may request additional information during the review process.  The time for review can extend beyond the 180 or 90 days if the FDA requests additional information.  The total review periods for FDA marketing clearance applications vary widely depending on the facts and circumstances relating to each device and the subject application.  The statistics presented in the FDA’s Office of Device Evaluation’s Annual Performance Report for Fiscal Year 2009 state that the average total elapsed time from the filing to the final decision was 284 calendar days for a PMA application and 98 calendar days for a 510(k) application.  The Office of Device Evaluation did not provide statistics on the time frame for a de novo 510(k) application.

As noted above, in the event that our traditional 510(k) application is not approved, we may qualify for marketing clearance under the 510(k) de novo process; however, there can be no assurance that either 510(k) process will result in marketing clearance.  If we are ultimately unsuccessful in our pursuit of 510(k) marketing clearance through either the traditional or de novo pathway, then we would have to return to the PMA process, which would take substantial additional time and funding, with no assurance of success.  Our numerous prior projections as to when we would be able to file our PMA application and complete the PMA process proved inaccurate.  Our inability to meet our PMA projections was due primarily to the low patient volume following the inclusion criteria of our clinical protocol, further delay due to the lack of cancer cases required for the PMA statistical analysis, and our ongoing lack of financial resources, which was exacerbated by the depressed level of our stock price in recent years.  Thus, while we are providing our best estimates as to the current 510(k) process, these projections involve a substantial risk of inaccuracy, as proved to be the case with our prior PMA process projections.

The CTLM® system is a CT-like scanner, but its energy source is a laser beam and not ionizing radiation such as is used in conventional x-ray mammography or CT scanners.  The advantages of imaging without ionizing radiation may be significant in our markets.  CTLM® is an emerging new imaging modality offering the potential of functional molecular imaging, which can visualize the process of angiogenesis which may be used to distinguish between benign and malignant tissue.  X-ray mammography is a well-established method of imaging the breast but has limitations especially in dense breast cases.  Ultrasound is often used as an adjunct to mammography to help differentiate tumors from cysts or to localize a biopsy site.  The CTLM® is being marketed as an adjunct to mammography, not a replacement for it, to provide the radiologist with additional information to manage the clinical case.  We believe that the adjunctive use of CT Laser Mammography may help diagnose breast cancer earlier, reduce diagnostic uncertainty especially in mammographically dense breast cases, and may help decrease the number of biopsies performed on benign lesions.  The CTLM® technology is unique and patented.  We intend to develop our technology into a family of related products.  We believe these technologies and clinical benefits constitute substantial markets for our products well into the future.

As of the date of this report, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through March 31, 2011 of $115,576,836 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA marketing clearance process, and the costs associated with advanced product development activities.  We will need sufficient financing through the sale of equity or debt securities to complete the FDA approval process and, in the event that we obtain marketing clearance, to have sufficient funding to launch the CTLM® in the U.S.  There can be no assurance that we will obtain this financing.  Finally, there can be no assurance that we will obtain FDA marketing clearance, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

RESULTS OF OPERATIONS

SALES AND COST OF SALES

We are continuing to develop our international markets through our global commercialization program.  In the quarter ended March 31, 2011, we recorded revenues of $12,552 representing an increase of $11,252 or 866% from $1,300 during the quarter ended March 31, 2010.  The Cost of Sales during the quarter ended March 31, 2011, were $1,669 representing an increase of $1,503 or 905% from $166 during the quarter ended March 31, 2010.  The revenue of $12,552 and cost of sales of $1,669 are from the installment sale of our CTLM® system to one of our distributors.  No new CTLM® Systems were sold in the quarter ended March 31, 2011.  See Item 5.  Other Information – “Other Recent Events”

Revenues for the nine months ended March 31, 2011, were $36,515 representing a decrease of $140,564 or 79% from $177,079 in the corresponding period in 2010.  The Cost of Sales during the nine months ended March 31, 2011, was $7,590 representing a decrease of $12,771 or 63% from $20,361 in the corresponding period in 2010.  The revenue of $36,515 and cost of sales of $7,590 are from the installment sale of our CTLM® system to one of our distributors.

Other Income for the three and nine months ended March 31, 2011, was $1,144 and $39,887, respectively, representing the use of our facilities by Bioscan and consulting with our engineers pursuant to the Bioscan Agreement (See Part II, Item 5, Other Information, “Laser Imager for Lab Animals”).

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the three and nine months ended March 31, 2011, were $747,389 and $2,026,014, respectively, representing an increase of $164,317 or 28% and a decrease of $486,752 or 19%, from $583,072 and $2,512,766 in the corresponding periods in 2010.  Of the $747,389, compensation and related benefits comprised $408,836 (55%) compared to $794,922 (76%), during the three months ended March 31, 2010.  Of the $408,836 and $794,922 compensation and related benefits, $88,582 (22%) and $513,063 (65%), respectively, were due to equity based compensation related to expensing stock options.

Of the $2,026,014, compensation and related benefits comprised $1,233,261 (61%), compared to $1,333,781 (53%), during the nine months ended March 31, 2010.  Of the $1,233,261 and $1,333,781 compensation and related benefits, $265,817 (22%) and $516,519 (39%), respectively, were due to equity based compensation related to expensing stock options.

The three-month increase of $164,317 is a net result.  The significant increases were $42,000 in placement fees and $37,500 in additional consideration associated with our financing with JMJ Financial, $21,000 in consulting expenses; and the adjustment on $460,000 in loan cost expenses associated with the value of collateral on a short-term note.

The increases were partially offset by decreases of $386,086 in compensation and related benefits as a result of an increased amount of stock option expense during the prior period and $9,056 in legal fees associated with the maintenance of our existing patents.

The nine-month decrease of $486,752 is a net result.  The significant decreases were $363,500 in loan costs expenses associated with the value of collateral on a short-term note in the prior period; $100,520 in compensation and related benefits; $38,039 in consulting expenses; $37,500 for a call option fee associated with obtaining a medium term bank bond to be used as collateral for a bank loan; $24,621 in travel related expenses; $17,853 in accounting fees; and $13,624 in legal expenses involving Corporate and Securities matters.

The decreases were partially offset by increases of $42,000 in placement fees and $37,500 in additional consideration associated with our financing with JMJ Financial; $13,656 in premium expenses associated with the short-term loans; and $13,642 in cell phone expenses due an increase of employees traveling internationally for sales and service activities.

We do not expect a material increase in our general and administrative expenses until we realize significant revenues from the sale of our product.

RESEARCH AND DEVELOPMENT

Research and development expenses during the three and nine months ended March 31, 2011, were $206,758 and $685,396, respectively, representing increases of $32,408 or 19% and $255,759 or 60%, from $174,350 and $429,637 in the corresponding periods in 2010.  Of the $206,758, compensation and related benefits comprised $173,311 (84%), compared to $158,093 (91%) during the three months ended March 31, 2010.  Of the $173,311 and $158,093 compensation and related benefits, $4,272 (2%) and $5,580 (4%), respectively, were due to equity based compensation related to expensing stock options.

Of the $685,396, compensation and related benefits comprised $556,595 (81%), compared to $355,757 (83%) during the nine months ended March 31, 2010.  Of the $556,595 and $355,757 compensation and related benefits, $12,965 (2%) and $8,224 (2%), respectively, were due to equity based compensation related to expensing stock options.

The three-month increase of $32,408 is due primarily to $15,218 in compensation and related benefits as a result of staff restructuring; $12,957 in consulting expenses; and $5,290 in legal expenses associated with pending patent applications.

The nine-month increase of $255,759 is due primarily to $200,838 in compensation and related benefits as a result of staff restructuring; $41,868 in legal expenses involving FDA matters; and $22,739 in consulting expenses.

We anticipate significant increases in our research and development expenses, consulting expenses and professional fees during the fiscal year ending June 30, 2011 due to costs associated with our pending Pre-Market Notification 510(k) application filed with the FDA on November 22, 2010.  See Item 5. Other Information - “Recent Developments, Regulatory Matters”.

SALES AND MARKETING

Sales and marketing expenses during the three and nine months ended March 31, 2011, were $112,194 and $368,885, respectively, representing increases of $58,847 or 110% and $135,291 or 58%, from $53,347 and $233,594 in the corresponding periods in 2010.  Of the $112,194, compensation and related benefits comprised $19,612 (17%), compared to $0 during the three months ended March 31, 2010.  Of the $19,612 and $0 compensation and related benefits, $968 (5%) and $0, respectively, were due to equity based compensation related to expensing stock options.

Of the $368,885, compensation and related benefits comprised $49,991 (14%), compared to $762 (0%) during the nine months ended March 31, 2010.  Of the $49,991 and $762 compensation and related benefits, $2,903 (6%) and $0 (0%), respectively, were due to equity based compensation related to expensing stock options.

The three-month increase of $58,847 is due primarily to an increase of $19,612 in compensation and related benefits due to an increase in marketing support staff; $12,775 in freight expenses; $3,218 in travel expenses for sales calls, installation, training and service; and $1,687 in regulatory expenses.

The nine-month increase of $135,291 is due primarily to an increase of $49,229 in compensation and related benefits due to an increase in marketing support staff; $16,302 in advertising and promotion; $10,952 in freight expenses; $16,643 in travel expenses for sales calls, installation, training and service; and $30,054 in regulatory expenses.

We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase as we continue to implement our global commercialization program.

AGGREGATED OPERATING EXPENSES

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the three months ended March, 2011 and 2010, which were $1,096,162 and $853,215 respectively, we had an increase of $242,947 or 28%.

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the nine months ended March 31, 2011 and 2010, which were $3,176,183 and $3,301,495 respectively, we had a decrease of $125,313 or 4%.

The increase of $242,947 in the three-month comparative period was primarily due to an increases of $164,317 in general and administrative expenses; $32,408 in research and development expenses and $58,847 in sales and marketing expenses.

The decrease of $125,313 in the nine-month comparative period was primarily due to a decrease of $486,752 in general and administrative expenses which was partially offset by increases of $255,759 in research and development expenses and $135,291 in sales and marketing expenses.

We anticipate significant increases in our research and development expenses, consulting expenses and professional fees during the fiscal year ending June 30, 2011 due to costs associated with our pending Pre-Market Notification 510(k) application filed with the FDA on November 22, 2010.

Inventory Valuation Adjustments during the three and nine months ended March 31, 2011, were $6,405 and $17,919, respectively, representing increases of $1,475 or 30% and $6,463 or 56%, from $4,930 and $11,456, respectively, during the three and nine months ended March 31, 2010.  The increases are a result of write-down of systems that have lost value due to usage as demonstrators on consignment.

Compensation and related benefits during the three and nine months ended March 31, 2011, were $601,760 and $1,839,847, respectively, representing a decrease of $351,239 or 37% and an increase of $149,547 or 9% from $952,999 and $1,690,300, respectively, during the three and nine months ended March 31, 2010.  Of the $601,760 and $1,839,847 compensation and related benefits, $93,821 (16%) and $281,685 (15%), respectively, were due to equity based compensation associated with expensing stock options, which was a decrease of $424,822 or 82% and $243,058 or 46% from $518,643 and $524,743 during the three and nine months ended March 31, 2010.

Interest expense during the three and nine months ended March 31, 2011, was $413,217 and $480,877, respectively, representing increases of $379,096 or 1,111% and $379,936 or 376% from $34,121 and $100,941, respectively, during the three and nine months ended March 31, 2010.  The interest expense is primarily comprised of $377,120 associated with the amortization of the debt discount on the convertible notes at below market prices on the Southridge Partners II, LLP (“Southridge”) Promissory Notes; and the imputed interest of $66,487 associated with our equity credit line with Southridge as per the terms and conditions of our private equity credit agreement.  See Part II. Item 5.  Other Information – “Financing/Equity Line of Credit”.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $5,906 as of March 31, 2011.  This is a decrease of $67,938 from $73,844 as of June 30, 2010.  During the quarter ending March 31, 2011, we received a net of $0 from the sale of common stock through our private equity agreement with Southridge, and we received $307,000 from short term loans and $300,000 from long-term loans.  See Part II. Item 5, – “Financing/Equity Line of Credit.”

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

Property and Equipment was valued at $175,951 net as of March 31, 2011.  The overall decrease of $45,812 from June 30, 2010 is due primarily to depreciation recorded for the first and second quarters.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions, with loans from unaffiliated third parties, and through a sale/lease-back transaction involving our former headquarters facility.  Net cash used for operating and product development expenses during the nine months ending March 31, 2011, was $1,779,938, primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities.  At March 31, 2011, we had working capital of $(3,129,698) compared to working capital of $(2,555,647) at June 30, 2010.

During the third quarter ending March 31, 2011, we did not raise any money through the sale of shares of common stock pursuant to our Amended Private Equity Credit Agreement with Southridge dated January 7, 2010 and we received $307,000 from short-term loans and $300,000 from long-term loans.  See Item 5. Other Information “Financing – Equity Line of Credit.”  We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  We expect to use our Amended Private Equity Agreement with Southridge and/or alternative financing facilities to raise the additional funds required to continue operations.  In the event that we are unable or elect not to utilize the Amended Private Equity Agreement with Southridge or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Southridge or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the nine months ending March 31, 2011, were $0 as compared to $0 for the nine months ending March 31, 2011.  We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2011 will be approximately $5,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of March 31, 2011.  Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs.  Our future capital requirements will depend on many factors, including the following:

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

Issuance of Stock in Connection with Short-Term Loans
In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  As of the date of this report, we have repaid an aggregate principal and premium in the amount of $147,500 on these short-term notes and owe a balance of $137,500 of which $100,000 is the principal remaining from one note and $37,500 is the balance of premium due from three notes.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through May 31, 2011 for 3% additional premium per month.  In connection with all of the extensions, a total of $34,600 of additional premium was accrued as of the date of this report.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through May 31, 2011 for 3% additional premium per month on each note.  In connection with these extensions a total of $119,800 of additional premium was accrued for the December 2009 notes as of the date of this report.  In April 2011, Southridge Partners II LP purchased a total of $200,000 in principal value of promissory notes from the private investor.  Southridge converted $100,000 principal and $55,600 premium into 20,746,666 shares of our common stock that was previously issued as collateral.

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through March 31, 2011 for 3% additional premium per month on each note.  In January 2011, Southridge Partners II LP purchased a total of $600,000 in principal value of promissory notes from the private investor.  As of the date of this report Southridge has converted $425,000 principal and $200,051 premium into 32,397,016 shares of our common stock of which 31,056,108 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.  Although we are in technical default of these two notes, the holder, Southridge has elected to convert these notes into common shares.  In connection with these prior extensions and the accrual of the April & May additional premiums, a total of $216,750 of additional premium was accrued for the January 2010 notes as of the date of this report.

On February 25, 2010, we borrowed $350,000 from a private investor pursuant to a short-term promissory note.  We issued to the investor 35 shares of Series L Convertible Preferred Stock as collateral.  This note had a maturity date of April 30, 2010; however, the investor gave us notice of conversion to the collateral shares on March 31, 2010.  The Note was cancelled upon this conversion.  The 35 shares of Series L Convertible Preferred Stock accrue dividends at an annual rate of 9% and are convertible into an aggregate of 16,587,690 shares of common stock (473,934 shares of common stock for each share of preferred stock).  Pursuant to the Certificate of Designations, Rights and Preferences for the Series L Convertible Preferred Stock, we are obligated to reduce the conversion price and reserve additional shares for conversion if we sold or issued common shares below the price of $.0211 per share (the market price on the date of issuance of the Preferred Stock).  In October 2010, we obtained a waiver from the private investor holding the 35 shares of Series L Convertible Preferred Stock in which the investor agreed to convert no more than the 16,587,690 common shares currently reserved as we do not have sufficient authorized common shares to reserve for further conversions pursuant to the Certificate of Designations, Rights and Preferences.  The investor agreed to a conversion floor price of $.015, which required us to reserve an additional 6,745,643 common shares.

On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 10,000,000 shares of common stock.  On May 11, 2011, we obtained a waiver from the private investor where the investor agreed to convert no additional Series L Convertible Preferred Stock into common shares until the approval by our shareholders of an increase in authorized common stock at our next annual meeting to be held on July 12, 2011.  This waiver encompasses a total of 13,333,333 shares issuable upon full conversion of the 20 shares of the Series L Convertible Preferred Stock held by the investor as of the date of this report.

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we are obligated to pay back his principal and will issue 3,000,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our next annual meeting to be held on July 12, 2011.  On January 31, 2011, we received an extension of maturity date to March 31, 2011 for this note.

In November and December 2010, we received a total of $145,000 from Southridge Partners II LP pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before March 31, 2011.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $145,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

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

In March 2011, we received $60,000 from Southridge Partners II LP pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $60,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

In April 2011, we received $165,000 from Southridge Partners II LP pursuant to two short-term promissory notes.  The note provides for a redemption premium of 15% of the principal amount on or before July 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $165,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

In May 2011, we received $80,000 from Southridge Partners II LP pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an
Event of Default to convert any part or all of the $80,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

On May 11, 2011, we executed a debt to equity exchange with Southridge Partners II LP pursuant to an $80,000 short-term promissory note dated November 11, 2010 plus accrued interest of $3,174.  We issued Southridge 11,089,826 common shares pursuant to Rule 144 based on an agreed exchange price of $00.75 per share.  We still owe Southridge $12,000 in premium associated with this note.

From January 2011 to April 2011, Southridge Partners II LP acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to May 16, 2011, Southridge issued notices of conversion to settle $525,000 in principal plus accrued premiums totaling $255,651 into 53,143,682 shares of our common stock, of which 51,802,774 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.

As of the date of this report, we owe a total of $1,779,332 of short term debt of which $1,296,171 is principal, $472,899 is accrued premium and $10,262 is accrued interest.  A promissory note totaling $60,000 in principal has been extended to May 31, 2011; five promissory notes totaling $575,000 in principal have a maturity date that had been extended to March 31, 2011; two promissory notes totaling $65,000 in principal have a maturity date of March 31, 2011; six promissory notes totaling $332,000 in principal have a maturity date of May 31, 2011 as the new maturity date, four promissory notes totaling $245,000 in principal have a maturity date of July 31, 2011; and one promissory note totaling $19,171 has a maturity date of May 26, 2011.  We have repaid aggregate principal and premium in the amount of $152,438 on these short-term notes and a total of $525,000 principal and $255,651 in premium has been converted into 53,143,682 shares of our common stock of which 51,802,774 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $475,500 principal of the remaining notes.

There can be no assurances that we will be able to pay our short-term loans when due.  If we default on all of the notes due to the lack of new funding, the holders could exercise their right to sell the remaining 3,561,133 collateral shares and could take legal action to collect the amount due which could materially adversely affect IDSI and the value of our stock.

Issuance of Stock in Connection with Long-Term Loans

On February 23, 2011, we entered into a Convertible Promissory Note Agreement with an unaffiliated third party, JMJ Financial (the “Lender” or “JMJ”), relating to a private placement of a total of up to $1,800,000 in principal amount of a Convertible Promissory Note (the “Note”) providing for advances of a gross amount of $1,600,000 in seven tranches.  We are required to file within 10 days from the effective date of an increase of authorized shares to be voted on by shareholders at the next annual meeting, an S-1 Registration Statement (the “Registration Statement”) covering 130,000,000 shares of our common stock to be reserved for conversion of the Note pursuant to the terms of a Registration Rights Agreement (the “Rights Agreement”) dated February 23, 2011, between the IDSI and JMJ.  In a letter addendum to the Note dated February 22, 2011, JMJ acknowledged that the we do not have sufficient authorized shares available to reserve and register pursuant to the terms of the Rights Agreement and agreed not to enforce the required registration of shares until such time as the increase in authorized shares has been approved by our shareholders.

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received $258,000 after deductions of $30,000 for a 10% Finder’s Fee and $12,000 for an Origination Fee.  The remaining six tranches are to be funded based on achievement of milestones relating to the Registration Statement, with the final tranche of $300,000 being available 150 days after effectiveness of the Registration Statement, which must be effective 120 days after the date of the Agreement.  For the remaining six tranches, we are obligated to pay a Finder’s Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of the date of this report, $1,500,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $300,000 to terminate the agreement.

The Note, after the seven tranches are drawn, would generate net proceeds of $1,467,000 after payment of the Origination Fee and a 7% Finder’s Fee.  JMJ has the option to provide an additional $1,600,000 of funding on substantially the same terms as the first Agreement; however, we have the right to cancel, without penalty, the Note Agreement within five days of JMJ’s execution.  Once executed and accepted by both parties and five days has passed, cancellation of unfunded payments is permitted at a fee of 20% of the unfunded amount.  Cancellation of funded portions is not permitted.

The funding schedule of the seven tranches is as follows:

▪	$300,000 paid to Borrower within 2 business days of execution and closing of the agreement.

▪	$100,000 paid to Borrower within 5 business days of filing of Definitive Proxy to increase authorized shares to 2,000,000,000 or more.

▪	$100,000 paid to Borrower within 5 business days of effective increase in authorized shares to 2,000,000,000 or more.

▪
$100,000 paid to Borrower within 5 business days of filing of registration statement, and that registration statement must be filed no later than 10 days from the effective increase of authorized shares.

▪
$400,000 paid to Borrower within 5 business days of notice of effective registration statement, and that registration statement must be effective no later than 120 days from the execution of the agreement.

▪
$300,000 paid to Borrower within 90 business days of notice of effective registration statement, and that registration statement must be effective no later than 120 days from the execution of the agreement.

▪
$300,000 paid to Borrower within 150 business days of notice of effective registration statement, and that registration statement must be effective no later than 120 days from the execution of the agreement.

The conditions to funding each payment are as follows:

▪
At the time of each payment interval, the Conversion Price calculation on Borrower’s common stock must yield a Conversion Price equal to or greater than $0.015 per share (based on the Conversion Price calculation, regardless of whether a conversion is actually completed or not).

▪
At the time of each payment interval, the total dollar trading volume of Borrower’s common stock for the previous 23 trading days must be equal to or greater than $1,000,000 (one million).  The total dollar volume will be calculated by removing the three highest dollar volume days and summing the dollar volume for the remaining 20 trading days.

▪	At the time of each payment interval, there shall not exist an event of default as described within any of the agreements between Borrower and Holder.

Prior to the maturity date of February 2, 2014, JMJ may convert both principal and interest into our common stock at 75% of the average of the three lowest closing prices in the 20 days previous to the conversion.  We have the right to enforce a conversion floor of $0.015 per share; however, if we receive a conversion notice in which the Conversion Price is less than $0.015 per share, JMJ will incur a conversion loss [(Conversion Loss = $0.015 – Conversion Price) x number of shares being converted] which we must make whole by either of the following options: pay the conversion loss in cash or add the conversion loss to the balance of principal due.  Prepayment of the Note is not permitted.

The Note has a 9% one-time interest charge on the principal sum.  No interest or principal payments are required until the Maturity Date, but both principal and interest may be included in conversions prior to the maturity date.

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

On March 1, 2011, a lawsuit was filed against us in the United States District Court, Southern District of New York, by Shraga Levin (“Levin”), an individual who provided services as a placement agent in connection with arranging financing for us.  In July 2008, Mr. Levin arranged financing for up to $800,000 through 8% Senior Secured Convertible Debentures to be purchased by Whalehaven Capital Fund Limited (“Whalehaven”) or its registered assigns.  A first closing occurred on August 1, 2008 for a gross amount of $400,000 and a second closing occurred on November 20, 2008, for a gross amount of $400,000.  Subsequent to the first closing Whalehaven assigned a portion of its Debenture to Alpha Capital Anstalt (“Alpha”).  Mr. Levin was paid a total of $44,000 cash and received a Common Stock Purchase Warrant (“Warrant”) for 1,866,666 shares at an exercise price of $0.0228 for his services as a placement agent.  The Warrant provided a feature for cashless exercise and a re-pricing provision for the exercise price in the event that any shares were sold or granted at a price less than $0.0228 while Mr. Levin’s warrant was outstanding.  There was a re-pricing of the Whalehaven and Alpha warrants based on those investors’ agreement to immediately exercise their warrants and on October 16, 2009, Mr. Levin exercised his warrant at $0.005 per share as a result of the re-pricing he exercised as to the entire 1,866,666 shares, electing the cashless exercise feature, and received a net of 1,392,891 shares.  The Warrant was cancelled upon delivery of the shares.

In his complaint dated March 1, 2011, Mr. Levin was seeking an additional 5,814,665 shares based on his belated contention that the Warrant language required an increase in the number of shares covered by the Warrant as a result of the re-pricing.  He was also seeking liquidated damages for the late issuance of the shares claimed equal to 2% of the value of the stock per trading day.

On April 15, 2011, we entered into a settlement with Mr. Levin.  While we believe that we have substantial defenses to Mr. Levin’s claim because we believe he was paid in full for his services and received all of the shares due from the exercise in full of the Warrant at $0.005 per share, we settled the matter to avoid costly litigation.  Pursuant to the settlement, we agreed to issue to Mr. Levin, based on a cashless exercise as to 50% of the disputed shares, 2,907,333 shares of common stock upon the receipt of shareholder approval of the increase in authorized shares.  The cashless exercise is based on the market price of IDSI stock on December 28, 2010 ($.04), when Mr. Levin tendered his warrant exercise as to the disputed shares.  In the event that we are not able to obtain shareholder approval to increase our authorized shares by July 31, 2011, a penalty of 2% per month payable in additional warrants will accrue from August 1, 2011.  The settlement stipulation was filed with the court on May 18, 2011.

Item 1A.  Risk Factors.

Our Annual Report on Form 10-K for the year ended June 30, 2010, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing IDSI.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  During the third quarter ended March 31, 2011, there were no material changes in risk factors as previously disclosed in our Form 10-K filed on October 13, 2010.

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

A PMA is the FDA process of scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices.  Class III devices are those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potentially unreasonable risk of illness or injury.  Due to the level of risk associated with Class III devices, the FDA has determined that general and special controls alone are insufficient to assure the safety and effectiveness of Class III devices.  Therefore, these devices require a PMA application in order to obtain marketing clearance.

The FDA automatically classifies new technologies in Class III when limited safety information is available and no predicate device is available.  It allows for multiple clinical studies to be pursued to gather the necessary data to obtain safety and clinical information to be used for future FDA submissions.  At the time that we were developing the CTLM® system and considering marketing clearance there was not enough data on laser based technologies nor were there approved other new medical devices dedicated to breast imaging other than the traditional x-ray technology.  As a result, the FDA recommended that we seek a PMA application.

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

In May 2003, we filed a PMA application for the CTLM® to the FDA.  In August 2003, we received a letter from the FDA citing deficiencies in our PMA application requiring a response to the deficiencies.  We initially planned on submitting an amendment to the PMA application to resolve the deficiencies and requested an extension. In March 2004 we received an extension to respond with the amendment however, in October 2004, we made a decision to voluntarily withdraw the original PMA application and resubmit a modified PMA in a simpler and more clinically and technically robust filing.

In November 2004, we received a letter from the FDA stating that the CTLM® study had been declared a Non-Significant Risk (NSR) study when used for our intended use.

In 2005, we initiated the PMA process by designing a new clinical study protocol and a modified intended use, which limited the participants in the study to patients with dense breast tissue.  The inclusion criteria was modified because we believed that we would be more successful in proving our hypothesis of the CTLM® system’s intended use and have the most success at obtaining marketing clearance from the FDA.  Concurrently, we identified qualified clinical sites and retained them to proceed with our clinical study.

One of the regulatory requirements for a company (sponsor) to conduct a clinical study within a hospital or imaging center is the regulatory body’s Institutional Review Board (“IRB”) within each hospital or imaging center, which must approve the clinical research the sponsor is requesting.  We understood the IRB approval process based on prior experience encountered with the first clinical trial.  The IRBs of hospital or imaging centers do not necessarily have a set time frame for reviewing and approving proposed clinical research for a sponsor.  Therefore, there is no way a sponsor can anticipate the length of time it will take each IRB to approve the clinical study.  We were delayed in this process due to the time it took to obtain the necessary approvals from the IRBs since certain IRBs took longer than others to approve the clinical research.

In 2006, we made changes to bring the CTLM® system to its most current design level.  We believe these changes improved the CTLM®’s image quality and reliability.  Upgraded CTLM® systems were installed at our U.S. clinical sites and data collection proceeded in accordance with our clinical protocol.  The data collection continued from 2006 to 2010, progressing slowly due to low patient volume pursuant to the inclusion criteria of our clinical protocol.

In our clinical trial, the physician at each hospital or imaging center who oversees the clinical study is responsible for ensuring that each patient meets the requirements of the study.  However, there is no way to determine if the patient that is having her standard x-ray mammogram qualifies for the clinical study of the CTLM® system.  For example, each hospital or imaging center has a variable amount of patients scheduled for their mammogram, but it is impossible to determine whether or not a particular patient would meet the inclusion criteria (requirement) of the clinical study.  So if there are 13 patients scheduled for a mammogram, we may get only one, or even none that qualify for the clinical study because it is based on the specific inclusion and exclusion criteria determined in the protocol.

The inclusion and exclusion criteria can outline as little or as much as necessary to prove a study, whether it takes five criteria or 15 criteria to prove the study.  In order for a patient to qualify, she must meet all the criteria.  Otherwise, she cannot be examined and cannot participate as a patient.  Therefore, it is impossible to determine how many patients getting their mammogram will qualify each day for the CTLM clinical study because they must meet all the inclusion and exclusion criteria of the study protocol.  As a result, it has been impossible for us to anticipate how many cancer cases we will collect as the study proceeded.

In September 2008, we were advised that we did not have sufficient cancer cases to finish the clinical study required for the PMA statistical analysis to be processed by our independent bio-statistician.  The clinical study participants were not from a pre-selected patient population.  Therefore, we did not know whether the patients had cancer or did not have cancer before they participated in the clinical study.

We announced in March 2009 that our research and development team achieved a technical breakthrough with a new reconstruction algorithm that improved the visualization of angiogenesis in the CTLM® images.  Angiogenesis is the process by which new blood vessels are formed in response to a chemical signal sent out by cancerous tumors. The CTLM visualizes the blood distribution in the breast, to detect the new blood vessels (angiogenesis) required for cancerous lesions to grow.  The improved algorithm enhances the images by reducing the number of artifacts occasionally produced during an examination, thereby making diagnosis easier.  We also incorporated streamlined numerical methods into the software so that the new algorithm does not require additional computing resources, allowing us to provide the improved functionality to existing customers as a software upgrade.

As of May 2009, 10 clinical sites had participated in the clinical trials and at the time we believed we had sufficient clinical data to support our PMA application.  However, we did not have sufficient financing to support the clinical sites, initiate the reading phase, the statistical analysis study and the submission of the PMA application to the FDA.

Through the years, new MRI and other dedicated breast imaging systems gained FDA marketing clearance pursuant to applications under the FDA’s traditional 510(k) process.  In the last several years, the 510(k) de novo process became an alternate pathway for new technologies with low to moderate risk an opportunity to seek FDA marketing clearance through this simpler process.  In addition, laser safety data and clinical safety and efficacy data were obtained through our series of clinical trials to support an FDA application through the traditional 510(k) process.  We believe our CTLM® system is of low to moderate risk due to the series of technical studies conducted as well as the series of clinical studies we were engaged in which led the FDA to determine in 2004 that our clinical studies were a Non Significant Risk (NSR) device study.

A traditional 510(k) application is a premarket submission made to the FDA to demonstrate that the device to be marketed is at least as safe and effective as, that is, substantially equivalent to, a legally marketed device that is not subject to PMA.  Submitters must compare their device to one or more similar legally marketed devices and make and support their substantial equivalency claims.  A legally marketed device is a device that was legally marketed prior to May 28, 1976 for which a PMA is not required, or a device which has been reclassified from Class III to Class II or I, or a device which has been found to be substantially equivalent through the 510(k) process.  The legally marketed device(s) to which equivalence is drawn is commonly known as the "predicate" device.

To submit a traditional 510(k) application, a company must meet the following guidelines:

To demonstrate substantial equivalence to another legally U.S. marketed device, the 510(k) applicant must demonstrate that the new device, in comparison to the predicate:

•	has the same intended use as the predicate; and
•	has the same technological characteristics as the predicate; or

•	has the same intended use as the predicate; and
•	has different technological characteristics when compared to the predicate, and
•	does not raise new questions of safety and effectiveness; and
•	demonstrates that the device is at least as safe and effective as the legally marketed device.

The 510(k) “de novo” application is an alternate pathway to classify certain new devices that had automatically been placed in Class III due to lack of a predicate.  The de novo classification process was created to provide a mechanism for the classification of certain lower-risk devices for which there is no predicate, but which otherwise would fall into Class III.  The de novo process is most applicable when the risks of a device are well-understood and appropriate special controls can be established to mitigate those risks.

The de novo process applies to low and moderate risk devices that have been classified as Class III because they were found not substantially equivalent (NSE) to existing devices. Applicants who receive this determination may request a risk-based evaluation for reclassification into Class I or II. Devices that receive this reclassification are considered to be approved through the de novo process.

In March 2010, we decided to focus on the possibility of obtaining FDA marketing clearance through a 510(k) premarket notification application for our CTLM® system instead of a PMA application based on our own research of medical devices receiving 510(k) marketing clearance such as the Aurora MRI Breast Imaging System (the “breast MRI”), reading medical imaging industry publications, the FDA’s website, along with discussions with attendees at medical imaging trade shows, specifically the Radiological Society of North America in Chicago, IL in November 2009; Arab Health Show in Dubai, U.A..E. in January 2010; and European Congress of Radiology in Vienna, Austria in March 2010.  We began the process of examining the various potential predicate devices that could be credible to support our traditional 510(k) premarket notification application.

In July 2010, we made our decision to select as our predicate device, the breast MRI.  This decision was made as a result of our examination of comparative clinical images between CTLM® and breast MRI, which are both functional molecular imaging devices having the ability to visualize angiogenesis in the breast.  We began preparing the 510(k) submission and engaged the services of a FDA regulatory consultant to review our preliminary draft and then reengaged the services of our FDA regulatory counsel to complete the 510(k) application and to submit it to the FDA.

On November 22, 2010, we submitted a 510(k) application to the FDA for its review.  We believe that the 510(k) application submission is the best process to enable us to move forward to obtain marketing clearance for the U.S. in a timely manner.  If marketing clearance is obtained from the FDA, we can begin to market and sell the CTLM® system throughout the United States.  Also, we believe that receipt of U.S. marketing clearance will substantially enhance our ability to sell the CTLM® in the international market.

We received a request for additional information from the FDA regarding our 510(k) application on January 21, 2011.  A request for additional information is quite common during the FDA review process.  We have begun preparing our response with the assistance of our FDA regulatory consultants.  We expect to submit our response to the FDA by mid-June 2011.  Shortly after submission of our additional information, we plan to request an in-person meeting with the FDA.  Consequently, we believe that, within or shortly after the new 90-day period following the submission, the viability of our traditional 510(k) application will be determined and that either (i) the FDA will approve the application or indicate that, with relatively minor amendments, approval can be promptly achieved or (ii) the FDA will issue a non-substantial equivalence (NSE) determination to the effect that the breast MRI system does not qualify as a predicate device for our CTLM® so that we would then file a 510(k) de novo application within 30 days after the NSE decision.

A 510(k) de novo application, if necessary, would be based on our belief that the CTLM® is a low to moderate risk device (since the FDA determined the CTLM® study is a NSR study in November 2004).  The de novo process enables applicants with new technologies with low to moderate risk an opportunity to seek FDA marketing clearance through this alternative pathway.  Under the FDA regulations, a de novo 510(k) application may be filed only if a traditional 510(k) application is denied, and the de novo filing must be made within 30 days after the denial.  Based on the foregoing, we believe that the traditional 510(k) process will be completed in 2011 and, if necessary, the 510(k) de novo process will be completed by mid-2012.

While the FDA provides standard guidelines regarding their review time for either a PMA (180 FDA days, i.e. days when the FDA is open for business,) or 510(k) application (90 FDA days), these may not represent a typical amount of time for the review process to be completed because the FDA may request additional information during the review process.  The time for review can extend beyond the 180 or 90 days if the FDA requests additional information.  The total review periods for FDA marketing clearance applications vary widely depending on the facts and circumstances relating to each device and the subject application.  The statistics presented in the FDA’s Office of Device Evaluation’s Annual Performance Report for Fiscal Year 2009 state that the average total elapsed time from the filing to the final decision was 284 calendar days for a PMA application and 98 calendar days for a 510(k) application.  The Office of Device Evaluation did not provide statistics on the time frame for a de novo 510(k) application.

As noted above, in the event that our traditional 510(k) application is not approved, we may qualify for marketing clearance under the 510(k) de novo process; however, there can be no assurance that either 510(k) process will result in marketing clearance.  If we are ultimately unsuccessful in our pursuit of 510(k) marketing clearance through either the traditional or de novo pathway, then we would have to return to the PMA process, which would take substantial additional time and funding, with no assurance of success.  Our numerous prior projections as to when we would be able to file our PMA application and complete the PMA process proved inaccurate.  Our inability to meet our PMA projections was due primarily to the low patient volume following the inclusion criteria of our clinical protocol, further delay due to the lack of cancer cases required for the PMA statistical analysis, and our ongoing lack of financial resources, which was exacerbated by the depressed level of our stock price in recent years.  Thus, while we are providing our best estimates as to the current 510(k) process, these projections involve a substantial risk of inaccuracy, as proved to be the case with our prior PMA process projections.

We believe that the net benefits of submitting a 510(k) application far outweigh those of a PMA application for the shareholders, patients and customers.  The high costs and lengthened review period associated with a PMA application are much greater than with a 510(k) submission, with no extra benefits.

The procedural and substantive differences in the FDA approval process between a 510(k) application and a PMA application are in the costs associated with the applications and the duration of the review process.  The 510(k) filing fee for small business is $2,174, and the fees of the FDA regulatory consultant assisting with the submission and pre-submission review process were approximately $55,000.  The PMA filing fee for a small business is $59,075, and we estimate that the fees of the FDA regulatory consultant assisting with the PMA submission would be approximately $500,000.  There is no FDA panel review required for a 510(k).

In our prior SEC filings, we included disclosure regarding the estimated dates by which we believed that we would be able to file our PMA application including December 2008, March 2009, June 2009, March 2010, April 2010 and July 2010.  All of these projections proved incorrect.  There were many factors contributing to why we were not able to achieve our projected timelines.  After each delay, we disclosed in subsequent SEC filings a new projected date based on what we believed at that point in time would be a reasonable estimate of when we would be able to file our application for FDA marketing clearance.  The factors contributing to these delays include, but are not limited to, the following:

•	Designing a new clinical study protocol and a modified intended use,
•	Identifying qualified clinical sites and retaining them to proceed with our clinical study,
•	Obtaining the necessary approvals from the Institutional Review Boards (“IRB”),
•	Updating the CTLM® system to its most current design level,
•
Our research and development team finalizing the improvements regarding the reconstruction algorithm by enhancing the CTLM® images by reducing the number of artifacts which would enable the physician to interpret the images more easily,

•	Low patient volume following the inclusion criteria of our clinical protocol,
•	Lack of cancer cases required for the PMA statistical analysis, and
•	Lack of sufficient financing to support the clinical sites, initiate the reading phase, the statistical analysis study and the preparation and submission of the PMA application to the FDA.

We believed that our Private Equity Credit Agreements would provide substantially all of the financing needed by IDSI for its operations and the costs associated with the filing of our FDA application for marketing clearance.  Unfortunately, the continued sale of stock through our Private Equity Credit Agreements caused dilution, a decline in the stock price, and the depletion of our available authorized shares.

We believe that the 510(k) application submission is the best process to enable us to move forward to obtain marketing clearance for the U.S in a timely manner.  If marketing clearance is obtained from the FDA, we can begin to market and sell the CTLM® system throughout the country.  Also, we believe that receipt of U.S. marketing clearance will substantially enhance our ability to sell the CTLM® in the international market.

While the FDA provides standard guidelines regarding their review time for either a PMA (180 FDA days) or 510(k) application (90 FDA days), these may not represent a typical amount of time for the review process to be completed because the FDA may request additional information during the review process.  The time for review can extend beyond the 180 or 90 days if the FDA requests additional information.

In the event that our traditional 510(k) application is not approved, we may qualify for marketing clearance under the 510(k) de novo process.  Under the FDA regulations, a de novo 510(k) application may be filed only if a traditional 510(k) application is denied, and the de novo filing must be made within 30 days after the denial.

There can be no assurance that either 510(k) process will result in marketing clearance.  If we are ultimately unsuccessful in our pursuit of 510(k) marketing clearance through either the traditional or de novo pathway, then we would have to return to the PMA process, which would take substantial additional time and funding, with no assurance of success.

We have engaged the services of FDA regulatory consultants who specialize in FDA matters and who assisted us in the final preparation and submission of our FDA application.  If we are unable to obtain prompt FDA approval, it will have a material adverse effect on our business and financial condition and would result in postponement of the commercialization of the CTLM®.

In addition, sales of medical devices outside the U.S. may be subject to international regulatory requirements that vary from country to country.  The time required to gain approval for international sales may be longer or shorter than required for FDA marketing clearance and the requirements may differ.

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

In fiscal 2010 and thus far in fiscal 2011, we have used the proceeds from short-term loans and proceeds from our Southridge Private Equity Credit Agreement for working capital.  Going forward we intend to use the proceeds of draws from our Southridge Private Equity Credit Agreement and any successor private equity agreements with Southridge and/or alternative financing facilities, which may include additional short term and long term loans and issuance of convertible preferred stock, as our sources of working capital.  Substantial additional financing will be required before and after receipt of FDA marketing clearance, assuming it is received, as to which there can be no assurance.  See Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters – “Financing/Equity Line of Credit.”

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

Global Commercialization Update

The following table details the regulatory requirement and status of each country in which we have sold or marketed the CTLM®.

Country	Sold	Marketed	Regulatory Requirement	Regulatory Status
United States	No	No	Food & Drug Administration	510(k) Pending
Argentina	Yes	Yes	ANVISA	Expired(1)
Australia	No	Yes	TGA Approval	Pending(8)
Austria	No	Yes	CE Mark	Approved
Brazil	No	Yes	ANVISA	Expired(2)
Canada	No	Yes	Health Canada Approval	Approved
China	Yes	Yes	SFDA Approval	Approved
Croatia	No	Yes	CIHI(4)	Not Submitted Yet
Colombia	No	Yes	Register with MOH(3)	Not Submitted Yet
Curacao	No	Yes	MOH	Submitted by distributor
Czech Republic	Yes	Yes	CE Mark	Approved
Egypt	No	Yes	CE Mark & Egypt MOH	Not Submitted Yet
Germany	No	Yes	CE Mark	Approved
Hong Kong	No	Yes	CE/SFDA	Not Submitted Yet
Hungary	Yes	Yes	CE Mark	Approved
India	Yes	Yes	CE Mark & BIS Certification	Not Required(9)
Indonesia	Yes	Yes	DirJen POM	Pending(12)
Israel	No	Yes	Import License	Approved
Italy	Yes	Yes	CE Mark	Approved
Jordan	No	Yes	JFDA(6)	Not Submitted Yet
Kazakhstan	No	Yes	Registration Cert. & GOSTR Cert.	Not Submitted Yet
Macedonia	No	Yes	CE Mark	Not Submitted Yet
Malaysia	Yes	Yes	BPFK	Not Required(10)
Mexico	No	Yes	MOH - COFERPRIS	Pending(11)

Montenegro	No	Yes	MOH	Not Submitted Yet
New Zealand	No	Yes	CE Mark	Not Submitted Yet
Oman	No	Yes	MOH	Not Submitted Yet
Philippines	No	Yes	BHDT(7)	Not Submitted Yet
Poland	Yes	Yes	CE Mark	Approved
Romania	No	Yes	CE Mark	Approved
Saudi Arabia	No	Yes	CE Mark & MOH	Not Submitted Yet
Serbia	No	Yes	CE Mark	Approved
Slovenia	No	Yes	CE Mark	Approved
South Africa	No	Yes	CE Mark & DOH(4)	Not Submitted Yet
Turkey	Yes	Yes	CE Mark	Approved
Ukraine	No	Yes	CE Mark	Not Submitted Yet
United Arab Emirates	Yes	Yes	UAE/MOH	Approved
Vietnam	No	Yes	MOH	Not Submitted Yet

(1)	Will be renewed upon appointment of new distributor.
(2)	Distributor will renew ANVISA.
(3)	MOH - Ministry of Health
(4)	DOH - Department of Health
(5)	CICI - The Croatian Institute for Health Insurance
(6)	JFDA – Jordan Food and Drug Administration
(7)	BHDT - Bureau of Health Devices and Technology
(8)	TGA has requested additional documentation which we are providing.
        (9)   CDSCO – Medical Device Division, Not required as this time but will be required for some classes of medical devices in 2011 or 2012.
(10)	BPFK – Malaysia National Pharmaceutical Control Bureau, Registration is voluntary
(11)	COFEPRIS – Mexico Ministry of Health
      (12) DirJenPOM – We received a deposit from our distributor Jainsons Pty Ltd. and the system was installed in Jakarta, Indonesia.  Our distributor is responsible for registering the CTLM® with the Indonesia Director General of Food and Drugs (“DirJen POM”) who controls the registration of medical devices.   Product registrations for medical devices issued from certain designated countries such as Canada can be used to support the registration in Indonesia with the DirJen POM.  The CTLM® system has received international certifications and licenses from the European Union, CE mark; Canada, CMDCAS Canadian Health screening; China, SFDA; and ISO 13485 issued by UL.

We market our CTLM® system in the countries listed in the table above, where permitted.  Product registration is not necessarily required to market our CTLM® in a particular country.  Prior to processing a Purchase Order, we would contact either a regulatory service or the distributor in that particular country to determine what, if any, product registration is required.

We have never shipped nor would we ever ship a CTLM® system to any country without first obtaining the necessary regulatory approvals or product registration, if required.  Any medical device that is shipped into a country without approval or registration would be quarantined in customs and the shipper would be advised that the device would be sent back to them.  However, we are permitted to ship CTLM® systems for product demonstration or exhibition at trade shows without registering the product in that country.

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

Our distributor, The Oyamo Group (“Oyamo”) placed an order for the first CTLM® system for Israel in October 2008.  Oyamo obtained the import license from The Israeli Ministry of Health for the CTLM® system and the system was installed in November 2010 at Sheba Medical Center at Tel Hashomer, which is outside of Tel Aviv.

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

In November 2010, we exhibited our CTLM® system at the 96th RSNA show in Chicago, IL from November 28th to December 2nd.

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

On April 26, 2011, we announced that we have signed an exclusive distribution agreement with Kepter Internacional (“Kepter”) of Monterrey, Mexico to promote our CTLM® systems throughout Mexico.  Kepter is headquartered in Monterrey, Mexico with operations in Central and South America.  The company represents innovative technologies nationally and internationally providing solutions for various aspects of the healthcare industry and infectious control.  Kepter's strategy is to offer environmental friendly and cost effective alternatives to conventional operations in the healthcare and commercial construction industry.  Currently, Kepter’s representatives are working closely with the Mexican Health Ministry to gain national acceptance for the CTLM® system; however, there can be no assurance that this acceptance will be obtained.

Among our global users, we have three systems in Poland, two in Italy, two in the Czech Republic, two systems in the United Arab Emirates, two systems in India, and two systems in China as well as one system each in Germany, Hungary, Malaysia, Israel and Indonesia.  As of the date of this report, IDSI’s users have performed over 15,000 CT Laser Mammography (CTLM®) patient scans worldwide.

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

As of the date of this report, we have drawn down $2,000,000 and issued 71,244,381 shares of common stock under the Private Equity Credit Agreement with Southridge, all pursuant to the Registration Statement declared effective in May 2010.

On December 21, 2010, we filed a new Registration Statement on Form S-1 covering 35,487,756 shares to be issued pursuant to the Southridge Private Equity Agreement.  This Registration Statement, as amended, has not yet been declared effective.  As of the date of this report, since January 2001, we have drawn an aggregate of $44,714,650 in gross proceeds from our equity credit lines with Charlton and Southridge and have issued 496,920,393 shares as a result of those draws.

Southridge Partners II, LP - Short-Term Loans
In November and December 2010, we received a total of $145,000 from Southridge Partners II LP pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before March 31, 2011.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $145,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

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

In March 2011, we received $60,000 from Southridge Partners II LP pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $60,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

In April 2011, we received $165,000 from Southridge Partners II LP pursuant to two short-term promissory notes.  The note provides for a redemption premium of 15% of the principal amount on or before July 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an
Event of Default to convert any part or all of the $165,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

In May 2011, we received $80,000 from Southridge Partners II LP pursuant to two short-term promissory notes.  The note provides for a redemption premium of 15% of the principal amount on or before July 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an
Event of Default to convert any part or all of the $80,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

On May 11, 2011, we executed a debt to equity exchange with Southridge Partners II LP pursuant to an $80,000 short-term promissory note dated November 11, 2010 plus accrued interest of $3,174.  We issued Southridge 11,089,826 common shares pursuant to Rule 144.  We still owe Southridge $12,000 in premium associated with this note.

From January 2011 to April 2011, Southridge Partners II LP acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to May 16, 2011, Southridge issued notices of conversion to settle the $525,000 in principal plus accrued premiums totaling $255,651 into 53,143,682 shares of our common stock of which 51,802,774 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.

From November 2010 through May 2011, we received a total of $722,000 from Southridge Partners II LP pursuant to short-term promissory notes.  As of the date of this report we may be obligated to issue Southridge Partners II LP a total of 76,056,194 shares to redeem short-term notes totaling $760,562 of which $642,000 is principal, $108,300 is premium and $10,262 is interest.

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

Short-Term Loans
In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  As of the date of this report, we have repaid an aggregate principal and premium in the amount of $147,500 on these short-term notes and owe a balance of $137,500 of which $100,000 is the principal remaining from one note and $37,500 is the balance of premium due from three notes.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through May 31, 2011 for 3% additional premium per month.  In connection with all of the extensions, a total of $34,600 of additional premium was accrued as of the date of this report.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through May 31, 2011 for 3% additional premium per month on each note.  In connection with these extensions a total of $119,800 of additional premium was accrued for the December 2009 notes as of the date of this report.  In April 2011, Southridge Partners II LP purchased a total of $200,000 in principal value of promissory notes from the private investor.  Southridge converted $100,000 principal and $55,600 premium into 20,746,666 shares of our common stock that was previously issued as collateral.

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through March 31, 2011 for 3% additional premium per month on each note.  In January 2011, Southridge Partners II LP purchased a total of $600,000 in principal value of promissory notes from the private investor.  As of the date of this report Southridge has converted $425,000 principal and $200,051 premium into 32,397,016 shares of our common stock of which 31,056,108 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.  Although we are in technical default of these two notes, the holder, Southridge has elected to convert these notes into common shares.  In connection with these prior extensions and the accrual of the April & May additional premiums, a total of $216,750 of additional premium was accrued for the January 2010 notes as of the date of this report.

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

On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 10,000,000 shares of common stock.  On May 11, 2011, we obtained a waiver from the private investor where the investor agreed to convert no additional Series L Convertible Preferred Stock into common shares until the approval by our shareholders of an increase in authorized common stock at our next annual meeting to be held on July 12, 2011.  This waiver encompasses a total of 13,333,333 shares issuable upon full conversion of the 20 shares of the Series L Convertible Preferred Stock held by the investor as of the date of this report.

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we are obligated to pay back his principal and will issue 3,000,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our next annual meeting to be held on July 12, 2011.  On January 31, 2011, we received an extension of maturity date to March 31, 2011 for this note.

In November and December 2010, we received a total of $145,000 from Southridge Partners II LP pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before March 31, 2011.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $145,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

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

In March 2011, we received $60,000 from Southridge Partners II LP pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $60,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

In April 2011, we received $165,000 from Southridge Partners II LP pursuant to two short-term promissory notes.  The note provides for a redemption premium of 15% of the principal amount on or before July 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $165,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

In April 2011, we borrowed a total of $19,171 from a private investor pursuant to a short-term promissory note.  The note is payable on or before May 26, 2011.

In May 2011, we received $80,000 from Southridge Partners II LP pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an
Event of Default to convert any part or all of the $80,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

On May 11, 2011, we executed a debt to equity exchange with Southridge Partners II LP pursuant to an $80,000 short-term promissory note dated November 11, 2010 plus accrued interest of $3,174.  We issued Southridge 11,089,826 common shares pursuant to Rule 144 based on an agreed exchange price of $.0075 per share.  We still owe Southridge $12,000 in premium associated with this note.

From January 2011 to April 2011, Southridge Partners II LP acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to May 16, 2011, Southridge issued notices of conversion to settle $525,000 in principal plus accrued premiums totaling $255,651 into 53,143,682 shares of our common stock, of which 51,802,774 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.

As of the date of this report, we owe a total of $1,779,332 of short term debt of which $1,296,171 is principal, $472,899 is accrued premium and $10,262 is accrued interest.  A promissory note totaling $60,000 in principal has been extended to May 31, 2011; five promissory notes totaling $575,000 in principal have a maturity date that had been extended to March 31, 2011; two promissory notes totaling $65,000 in principal have a maturity date of March 31, 2011; six promissory notes totaling $332,000 in principal have a maturity date of May 31, 2011 as the new maturity date, four promissory notes totaling $245,000 in principal have a maturity date of July 31, 2011; and one promissory note totaling $19,171 has a maturity date of May 26, 2011.  We have repaid aggregate principal and premium in the amount of $152,438 on these short-term notes and a total of $525,000 principal and $255,651 in premium has been converted into 53,143,682 shares of our common stock of which 51,802,774 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $475,500 principal of the remaining notes.

There can be no assurances that we will be able to pay our short-term loans when due.  If we default on all of the notes due to the lack of new funding, the holders could exercise their right to sell the remaining 3,561,133 collateral shares and could take legal action to collect the amount due which could materially adversely affect IDSI and the value of our stock.

Issuance of Stock in Connection with Long-Term Loans

On February 23, 2011, we entered into a Convertible Promissory Note Agreement with an unaffiliated third party, JMJ Financial (the “Lender” or “JMJ”), relating to a private placement of a total of up to $1,800,000 in principal amount of a Convertible Promissory Note (the “Note”) providing for advances of a gross amount of $1,600,000 in seven tranches.  We are required to file within 10 days from the effective date of an increase of authorized shares to be voted on by shareholders at the next annual meeting, an S-1 Registration Statement (the “Registration Statement”) covering 130,000,000 shares of our common stock to be reserved for conversion of the Note pursuant to the terms of a Registration Rights Agreement (the “Rights Agreement”) dated February 23, 2011, between the IDSI and JMJ.  In a letter addendum to the Note dated February 22, 2011, JMJ acknowledged that the we do not have sufficient authorized shares available to reserve and register pursuant to the terms of the Rights Agreement and agreed not to enforce the required registration of shares until such time as the increase in authorized shares has been approved by our shareholders.

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received $258,000 after deductions of $30,000 for a 10% Finder’s Fee and $12,000 for an Origination Fee.  The remaining six tranches are to be funded based on achievement of milestones relating to the Registration Statement, with the final tranche of $300,000 being available 150 days after effectiveness of the Registration Statement, which must be effective 120 days after the date of the Agreement.  For the remaining six tranches, we are obligated to pay a Finder’s Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of the date of this report, $1,500,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $300,000 to terminate the agreement.

The Note, after the seven tranches are drawn, would generate net proceeds of $1,467,000 after payment of the Origination Fee and a 7% Finder’s Fee.  JMJ has the option to provide an additional $1,600,000 of funding on substantially the same terms as the first Agreement; however, we have the right to cancel, without penalty, the Note Agreement within five days of JMJ’s execution.  Once executed and accepted by both parties and five days has passed, cancellation of unfunded payments is permitted at a fee of 20% of the unfunded amount.  Cancellation of funded portions is not permitted.

The funding schedule of the seven tranches is as follows:

▪	$300,000 paid to Borrower within 2 business days of execution and closing of the agreement.

▪	$100,000 paid to Borrower within 5 business days of filing of Definitive Proxy to increase authorized shares to 2,000,000,000 or more.

▪	$100,000 paid to Borrower within 5 business days of effective increase in authorized shares to 2,000,000,000 or more.

▪
$100,000 paid to Borrower within 5 business days of filing of registration statement, and that registration statement must be filed no later than 10 days from the effective increase of authorized shares.

▪
$400,000 paid to Borrower within 5 business days of notice of effective registration statement, and that registration statement must be effective no later than 120 days from the execution of the agreement.

▪
$300,000 paid to Borrower within 90 business days of notice of effective registration statement, and that registration statement must be effective no later than 120 days from the execution of the agreement.

▪
$300,000 paid to Borrower within 150 business days of notice of effective registration statement, and that registration statement must be effective no later than 120 days from the execution of the agreement.

The conditions to funding each payment are as follows:

▪
At the time of each payment interval, the Conversion Price calculation on Borrower’s common stock must yield a Conversion Price equal to or greater than $0.015 per share (based on the Conversion Price calculation, regardless of whether a conversion is actually completed or not).

▪
At the time of each payment interval, the total dollar trading volume of Borrower’s common stock for the previous 23 trading days must be equal to or greater than $1,000,000 (one million).  The total dollar volume will be calculated by removing the three highest dollar volume days and summing the dollar volume for the remaining 20 trading days.

▪	At the time of each payment interval, there shall not exist an event of default as described within any of the agreements between Borrower and Holder.

Prior to the maturity date of February 2, 2014, JMJ may convert both principal and interest into our common stock at 75% of the average of the three lowest closing prices in the 20 days previous to the conversion.  We have the right to enforce a conversion floor of $0.015 per share; however, if we receive a conversion notice in which the Conversion Price is less than $0.015 per share, JMJ will incur a conversion loss [(Conversion Loss = $0.015 – Conversion Price) x number of shares being converted] which we must make whole by either of the following options: pay the conversion loss in cash or add the conversion loss to the balance of principal due.  Prepayment of the Note is not permitted.

The Note has a 9% one-time interest charge on the principal sum.  No interest or principal payments are required until the Maturity Date, but both principal and interest may be included in conversions prior to the maturity date.

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
10.112
Convertible Promissory Note by and between Imaging Diagnostic Systems, Inc. (the “Company” or “Borrower”) and JMJ Financial (the “Lender or “JMJ’’) dated February 23, 2011, Exhibit A.  Incorporated by reference to our Form 8-K/A filed on March 2, 2011.

10.113	Letter Addendum to Promissory Note dated February 23, 2011, Exhibit B. Incorporated by reference to our Form 8-K/A filed on March 2, 2011.
10.114	Registration Rights Agreement dated February 23, 2011, Exhibit C. Incorporated by reference to our Form 8-K/A filed on March 2, 2011.

10.115	Patent Licensing Agreement, originally filed as Exhibit 10.2 to Form S-2 on July 21, 1998 as a text document. Incorporated by reference to our Form S-1 Amendment No. 2 filed on March 15, 2011.
10.116	U.S. Patent 5.692,511 issued Dec. 2, 1997, Exhibit A to Patent Licensing Agreement filed as Exhibit 10.115. Incorporated by reference to our Form S-1 Amendment No. 3 filed on April 26, 2011.
31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 18, 2011		Imaging Diagnostic Systems, Inc.

	By:	/s/ Linda B. Grable
Linda B. Grable
Chief Executive Officer

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President and Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)