Form 10-K
period 2011-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2011-09-22
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2011
or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to_____________

Commission file number: 0-26028

IMAGING DIAGNOSTIC SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	22-2671269
(State of incorporation)	(IRS employer Ident. No.)

5307 NW 35th Terrace, Fort Lauderdale, FL.	33309
(address of principal office)	(Zip Code)

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

Based on the average closing bid and asked prices of the common stock on the latest practicable date, September 20, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant was $11,552,313.

The number of shares outstanding of each of the issuer’s classes of common stock, as of September 20, 2011 was 985,468,507.  As of September 20 2011, the issuer had 20 shares of preferred stock outstanding.

Documents Incorporated By Reference
[None]

IMAGING DIAGNOSTIC SYSTEMS, INC.
FORM 10-K
ANNUAL REPORT

10-K Main Table of Contents

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

Our financial statements have been prepared assuming that we will continue as a going concern.  Our auditors, in their report for the fiscal year ended June 30, 2011, stated that we have incurred recurring operating losses and will have to obtain additional capital to sustain operations.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 5 “Going Concern”, in the Notes to the Financial Statements.  The accompanying financial statements to this Annual Report do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

We announced in March 2009 that our research and development team achieved a technical breakthrough with a new reconstruction algorithm that improved the visualization of angiogenesis in the CTLM® images.  Angiogenesis is the process in which new blood vessels are formed in response to a chemical signal sent out by cancerous tumors. The CTLM visualizes the blood distribution in the breast, to detect the new blood vessels (angiogenesis) required for cancerous lesions to grow.  The improved algorithm enhances the images by reducing the number of artifacts occasionally produced during an examination, thereby making diagnosis easier.  We also incorporated streamlined numerical methods into the software

10-K Main Table of Contents

so that the new algorithm does not require additional computing resources, allowing us to provide the improved functionality to existing customers as a software upgrade.

As of May 2009, 10 clinical sites had participated in the clinical trials and at the time we believed we had sufficient clinical data to support our PMA application.  However, we did not have sufficient financing to support the clinical sites, initiate the reading phase, the statistical analysis study and the submission of the PMA application to the FDA.

Through the years, new MRI and other dedicated breast imaging systems gained FDA marketing clearance pursuant to applications under the FDA’s Section 510(k) premarket notification of intent to market (a “Section 510(k) premarket notification”).  In the last several years, the De Novo 510(k) process became an alternate pathway for new technologies with low to moderate risk an opportunity to seek FDA marketing clearance through this simpler process.  In addition, laser safety data and clinical safety and efficacy data were obtained through previous clinical trials to support an FDA application through the traditional 510(k) process.  We believe our CTLM® system is of low to moderate risk due to the series of technical studies conducted as well as the series of clinical studies we were engaged in which led the FDA to determine in 2004 that our clinical studies were a Non Significant Risk (NSR) device study.

A Section 510(k) premarket notification is a premarket submission made to the FDA to demonstrate that the device to be marketed is at least as safe and effective as, that is, substantially equivalent to, a legally marketed device that is not subject to PMA.  Submitters must compare their device to one or more similar legally marketed devices and make and support their substantial equivalency claims.  A legally marketed device is a device that was legally marketed prior to May 28, 1976 for which a PMA is not required, or a device which has been reclassified from Class III to Class II or I, or a device which has been found to be substantially equivalent through the 510(k) process.  The legally marketed device(s) to which equivalence is drawn is commonly known as the "predicate" device.

To submit a Section 510(k) premarket notification application, a company must meet the following guidelines:

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

One possible outcome resulting from applying for a Section 510(k) premarket notification of intent to market that we believed would have been an option, was the evaluation of automatic class III designation, commonly referred to “De Novo process”.  The De Novo process is an alternate pathway provided by the FDA to classify certain new devices that had automatically been placed in Class III due to lack of a predicate.  The De Novo classification process was created to provide a mechanism for the classification of certain lower-risk devices for which there is no predicate, but would otherwise fall into Class III.  The De Novo process is most applicable when the risks of a device are well-understood and appropriate special controls can be established to mitigate those risks.

The de novo process cannot be requested until a Section 510(k) premarket notification has been submitted and the FDA responds with a determination that the device is “not substantially equivalent” (NSE) to the predicate device.  The FDA then classifies the applicant devices into Class III designation. Applicants who receive a class III determination from the FDA may request an evaluation for reclassification into Class I or II.

In March 2010, we decided to focus on the possibility of obtaining FDA marketing clearance through a Section 510(k) premarket notification for our CTLM® system instead of a PMA application based on our own research of other medical imaging devices that received a Section 510(k) premarket notification, such as the Aurora MRI Breast Imaging System (the “breast MRI”).  Other sources of our research were obtained through reading medical imaging industry publications, the FDA’s website, and discussions with attendees

10-K Main Table of Contents

at medical imaging trade shows; specifically the Radiological Society of North America in Chicago, IL in November 2009; Arab Health Show in Dubai, UAE in January 2010, and European Congress of Radiology in Vienna, Austria in March 2010.  We began the process of examining the various potential predicate devices that could be credible to support our Section 510(k) premarket notification application.

In July 2010, we made our decision to select as our predicate device the breast MRI.  This decision was made as a result of our examination of comparative clinical images between CTLM® and breast MRI, which are both functional molecular imaging devices having the ability to visualize angiogenesis in the breast.  We began preparing the Section 510(k) premarket notification submission and engaged the services of a FDA regulatory consultant to review our preliminary draft and then re-engaged the services of our FDA regulatory counsel to complete the Section 510(k) premarket notification application and to submit it to the FDA.

On November 22, 2010, we submitted a Section 510(k) premarket notification application to the FDA for its review.  We believed that the Section 510(k) premarket notification submission was the best process to obtain U.S. marketing clearance in the least burdensome and most timely manner.  FDA marketing clearance would enable us to market and sell the CTLM® system throughout the United States. Also, we believed that receipt of U.S. marketing clearance will substantially enhance our ability to sell the CTLM® in the international market.

On January 21, 2011, we received a request for additional information from the FDA regarding our Section 510(k) premarket notification application.  A request for additional information is quite common during the FDA review process.  Due to the extensive amount of additional information requested, we filed the response to the FDA request on July 8, 2011. Upon receipt of our response at the FDA offices, the FDA 90-day response time clock was re-activated. Consequently, we expected to get either an FDA determination on our Section 510(k) application or another request for additional information within the next 90-day time frame.

On August 2, 2011, we received official notification from the FDA that the review of our Section 510(k) premarket notification application had been completed and that the FDA determined that the device, (CTLM®), is not substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976, the enactment date of the Medical Device Amendments, or to any device which has been reclassified into Class I (General Controls) or Class II (Special Controls), or to another device found to be substantially equivalent through the Section 510(k) process.  This decision was based on the fact that the FDA was not aware of a legally marketed preamendments device labeled or promoted for using “Diffuse Optical Tomography” (DOT) to image the optical attenuation properties of breast tissue in order to aid the diagnosis of cancer, other conditions, diseases, or abnormalities.  Therefore, this device was classified by statute into class III (Premarket Approval), under Section 513(t) of the Federal Food, Drug, and Cosmetic Act (the “Act”).  All FDA determined Class III devices must fall under Section 515(a)(2) of the Act (which) requires a class III device to have an approved application (PMA) before it can be legally marketed.

The determination by the FDA that our CTLM® imaging technology will now be recognized as a DOT device and that there are no other DOT devices known to the FDA, presents us with a unique technological opportunity. Essentially, IDSI could be the first medical imaging company to file a PMA application for a Diffuse Optical Tomography breast imaging device.  Since the FDA has identified CTLM® as a class III device, a formal clinical study will be required to obtain PMA approval.  We have begun the PMA process and plan to use clinical studies previously collected, if permitted to do so by the FDA, in addition to new studies we plan to collect over the next several months.

In previous filings, management had disclosed the potential to have our CTLM® device approved through the FDA “De Novo” process.  This process would only become an option to us if the FDA did not approve our 510(k) premarket notification of intent to market the device.  While waiting for a ruling from the FDA on our 510(k) premarket notification of intent to market the CTLM®, management continued to research the advantages and disadvantages regarding the potential option to initiate a De Novo application if the FDA determined our traditional 510(k) application to be “Not Substantially Equivalent”.  Our research identified several articles illustrating the potential pitfalls of going down the De Novo pathway.  One such article from Medical Device Consultants (MDCI), a full service contract research organization and consulting firm that helps emerging and established firms commercialize novel and innovative medical devices, dated March 21, 2011(included below) best summarizes the issues that we would face if we choose the De Novo pathway.

“The De Novo process has been around since the implementation of the FDA Modernization Act of 1997 (FDAMA). The FDAMA was intended to help improve the efficiency of bringing low-risk medical devices to market, allowing for simpler reclassification of devices that were classified as Class III due to the lack of a suitable predicate.

10-K Main Table of Contents

The section of the FDAMA that handled this aspect of medical device classification (Section 513(f)(2)) became known as the De Novo process.

De Novo is a two-step process that requires a company to submit a 510(k) and complete a standard review, including an analysis of the risk to the patient and operator associate with the use of the device and the substantial equivalence rationale. Once that has been accomplished, and the medical device in question has been determined to be Not Substantially Equivalent (NSE) by the FDA, the product is automatically classified as a Class III device.  The manufacturer can then submit a request for evaluation of Automatic Class III designation to have the product reclassified from Class III into Class I or Class II.  The FDA will review the device classification proposal and either recommend special controls to create a new Class I or II device classification or determine that the product is a Class III device. If FDA determines that the level of risk associated with the use of the device is appropriate for a Class II or Class I designation, then the product can be cleared as a 510(k) and FDA will issue a new classification regulation and product code. This also adds the device in question to the predicate pool, which in turn broadens the market for other medical device companies considering products in a similar therapeutic area. If the device is not approved through De Novo, then it must go through the standard premarket approval (PMA) process for Class III devices.

The number of FDA NSE determinations due to the lack of a suitable predicate is very low for those low risk medical devices that have the potential for reaching the market via the De Novo process. Medical device manufacturers are attracted to the cost efficiencies associated with the De Novo process when compared against the investment and post-market FDA oversight associated with a PMA. Unfortunately, the time to market for devices eligible for the De Novo process can be very long.

FDAMA calls for the FDA to review and return a decision on a De Novo reclassification submission within 60 days of receipt (the initial submission must be sent by the manufacturer within 30 days of receiving NSE notification). In practice, however, the amount of time taken to review De Novo requests by the FDA and issue the special controls guidance has risen from 62 days in 2006 to 241 days since 2007. Tacked on to the 510(k) review times, devices traveling the De Novo pathway average 482 days of review time from beginning to end.

Further compounding the delays associated with De Novo is the fact that the entire process resembles a procedural “black hole.” The FDA is not required to provide any updates concerning the status of a De Novo application, nor is there any simple way for medical device manufacturers to track a De Novo submission on their own.

De Novo is rare in the realm of low-risk medical devices – a mere 54 products took this particular route between 1998 and 2009. Given the extensive delays associated with the process, MDCI advises medical device companies to consider all other market approval pathways before deciding on to pursue a De Novo reclassification.”

Prepared by Benjamin Hunting, Cindy Nolte, and Helen Mayfield
MDCI Blogging Team”

Understanding that the above statements were a fair representation of the regulatory industry's general feelings towards the FDA De Novo process, management decided to accept and heed the FDA's letter (received on August 2, 2011) detailing their decision of CTLM® being “not substantially equivalent” and furthermore, accepting their recommendation that CTLM® is a class III device that would require a PMA submission.  Other considerations such as comparing time frames between De Novo and the PMA process were taken into account.  The average De Novo application took 482 days to be reviewed compared to the average PMA review of 284 days.  In addition, upon further review, both the De Novo and PMA process require virtually identical clinical safety and efficacy data; therefore, the PMA path was chosen.  Management has identified potential FDA regulatory consultants who can guide us through the complete PMA application process and is presently in contract negotiations with several prospective consulting firms.

In summary, our management team believes that the more structured and proven PMA application approach with its semi-rigid timetable for mandatory responses would provide us with the best route to achieve marketing clearance for our innovative new imaging modality that in the future will be classified as Diffuse Optical Tomography.

10-K Main Table of Contents

The CTLM® system is a Diffuse Optical Tomography (DOT) CT-like scanner.  Its energy source is a laser beam and not ionizing radiation such as is used in conventional x-ray mammography or CT scanners.  The advantages of imaging without ionizing radiation may be significant in our markets.  CTLM® is an emerging new imaging modality offering the potential of functional molecular imaging, which can visualize the process of angiogenesis which may be used by the radiologist to distinguish between benign and malignant tissue.  X-ray mammography is a well-established method of imaging the breast but has limitations especially in dense breast cases.  While x-ray mammography and ultrasound produce two dimensional images (2D) of the breast, the CTLM® produces 3D images.  Ultrasound is often used as an adjunct to mammography to help differentiate tumors from cysts or to localize a biopsy site.  We believe the CTLM® will be used to provide the radiologist with additional information to manage the clinical case; help diagnose breast cancer earlier; reduce diagnostic uncertainty especially in mammographically dense breast cases; and may help decrease the number of biopsies performed on benign lesions.  Because breast cancers nearly always develop in the dense tissue of the breast (not in the fatty tissue), older women who have mostly dense tissue on a mammogram are at an increased risk of breast cancer.  Abnormalities in dense breasts can be more difficult to detect on a mammogram.  The CTLM® technology is unique and patented.  We intend to develop our technology into a family of related products.  We believe these technologies and clinical benefits constitute substantial markets for our products well into the future.

As of the date of this report, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through June 30, 2011 of $117,758,407 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA approval process, and the costs associated with advanced product development activities.  We will need sufficient financing through the sale of equity or debt securities to complete the approval process and, in the event that we obtain marketing clearance, to have sufficient funding to launch the CTLM® in the U.S.  There can be no assurance that we will obtain this financing.  Finally, there can be no assurance that we will obtain FDA marketing clearance, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

Breast Cancer
The National Cancer Institute (NCI) estimated that approximately 207,090 new cases of invasive breast cancer and 54,010 cases of carcinoma in situ (CIS) non-invasive (localized) breast cancer have been diagnosed in the United States during 2010.  Breast cancer ranks as the second leading cause of cancer-related death among women and will cause an estimated 39,840 deaths in women in the U.S. in 2010.  Based on rates from 2005-2009, 1 in 8 women will be diagnosed with breast cancer during their lifetime.

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

10-K Main Table of Contents

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

10-K Main Table of Contents

a lesion, ultrasound may help differentiate a solid from a cystic mass and locate a biopsy site.  The Medicare billing rate is approximately $240 per procedure and requires the use of capital equipment ranging in cost from approximately $60,000 to $200,000.

CTLM®
The CTLM® system is a Diffuse Optical Tomography (DOT) CT-like scanner.  Its energy source is a laser beam and not ionizing radiation such as is used in conventional x-ray mammography or CT scanners.  The advantages of imaging without ionizing radiation may be significant in our markets.  CTLM® is an emerging new imaging modality offering the potential of functional molecular imaging, which can visualize the process of angiogenesis which may be used by the radiologist to distinguish between benign and malignant tissue.  X-ray mammography is a well-established method of imaging the breast but has limitations especially in dense breast cases.  While x-ray mammography and ultrasound produce two dimensional images (2D) of the breast, the CTLM® produces 3D images.  Ultrasound is often used as an adjunct to mammography to help differentiate tumors from cysts or to localize a biopsy site.  We believe the CTLM® will be used to provide the radiologist with additional information to manage the clinical case; help diagnose breast cancer earlier; reduce diagnostic uncertainty especially in mammographically dense breast cases; and may help decrease the number of biopsies performed on benign lesions.  Because breast cancers nearly always develop in the dense tissue of the breast (not in the fatty tissue), older women who have mostly dense tissue on a mammogram are at an increased risk of breast cancer.  Abnormalities in dense breasts can be more difficult to detect on a mammogram.  The CTLM® technology is unique and patented.  We intend to develop our technology into a family of related products.  We believe these technologies and clinical benefits constitute substantial markets for our products well into the future.

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

10-K Main Table of Contents

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

The FDA classifies medical devices intended for human use into three classes: Class I; Class II; and Class III.  The CTLM® is a Class III device.  A premarket approval (PMA) is the FDA process of scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices.  Class III devices are those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potentially unreasonable risk of illness or injury.  Due to the level of risk associated with Class III devices, the FDA has determined that general and special controls alone are insufficient to assure the safety and effectiveness of Class III devices.  Therefore, these devices require a PMA application in order to obtain marketing clearance.

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

10-K Main Table of Contents

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

In 2006, we made changes to bring the CTLM® system to its most current design level.  We believe these changes improved the CTLM®’s image quality and reliability.  Upgraded CTLM® systems were installed at our U.S. clinical sites and data collection proceeded in accordance with our clinical protocol.  The data collection continued from 2006 to 2010 progressing slowly due to low patient volume pursuant to the inclusion criteria of our clinical protocol.

We announced in March 2009 that our research and development team achieved a technical breakthrough with a new reconstruction algorithm that improved the visualization of angiogenesis in the CTLM® images.  Angiogenesis is the process in which new blood vessels are formed in response to a chemical signal sent out by cancerous tumors. The CTLM visualizes the blood distribution in the breast, to detect the new blood vessels (angiogenesis) required for cancerous lesions to grow.  The improved algorithm enhances the images by reducing the number of artifacts occasionally produced during an examination, thereby making diagnosis easier.  We also incorporated streamlined numerical methods into the software so that the new algorithm does not require additional computing resources, allowing us to provide the improved functionality to existing customers as a software upgrade.

As of May 2009, 10 clinical sites had participated in the clinical trials and at the time we believed we had sufficient clinical data to support our PMA application.  However, we did not have sufficient financing to support the clinical sites, initiate the reading phase, the statistical analysis study and the submission of the PMA application to the FDA.

Through the years, new MRI and other dedicated breast imaging systems gained FDA marketing clearance pursuant to applications under the FDA’s Section 510(k) premarket notification.  In the last several years, the De Novo 510(k) process became an alternate pathway for new technologies with low to moderate risk an opportunity to seek FDA marketing clearance through this simpler process.  In addition, laser safety data and clinical safety and efficacy data were obtained through previous clinical trials to support an FDA application through the traditional 510(k) process.  We believe our CTLM® system is of low to moderate risk due to the series of technical studies conducted as well as the series of clinical studies we were engaged in which led the FDA to determine in 2004 that our clinical studies were a Non Significant Risk (NSR) device study.

A Section 510(k) premarket notification is a premarket submission made to the FDA to demonstrate that the device to be marketed is at least as safe and effective as, that is, substantially equivalent to, a legally marketed device that is not subject to PMA.  Submitters must compare their device to one or more similar legally marketed devices and make and support their substantial equivalency claims.  A legally marketed device is a device that was legally marketed prior to May 28, 1976 for which a PMA is not required, or a device which has been reclassified from Class III to Class II or I, or a device which has been found to be substantially equivalent through the 510(k) process.  The legally marketed device(s) to which equivalence is drawn is commonly known as the "predicate" device.

To submit a Section 510(k) premarket notification application, a company must meet the following guidelines:

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

10-K Main Table of Contents

One possible outcome resulting from applying for a Section 510(k) premarket notification of intent to market that we believed would have been an option, was the evaluation of automatic class III designation, commonly referred to “De Novo process”.  The De Novo process is an alternate pathway provided by the FDA to classify certain new devices that had automatically been placed in Class III due to lack of a predicate.  The De Novo classification process was created to provide a mechanism for the classification of certain lower-risk devices for which there is no predicate, but would otherwise fall into Class III.  The De Novo process is most applicable when the risks of a device are well-understood and appropriate special controls can be established to mitigate those risks.

The de novo process cannot be requested until a Section 510(k) premarket notification has been submitted and the FDA responds with a determination that the device is “not substantially equivalent” (NSE) to the predicate device.  The FDA then classifies the applicant devices into Class III designation. Applicants who receive a class III determination from the FDA may request an evaluation for reclassification into Class I or II.

In March 2010, we decided to focus on the possibility of obtaining FDA marketing clearance through a Section 510(k) premarket notification for our CTLM® system instead of a PMA application based on our own research of other medical imaging devices that received a Section 510(k) premarket notification, such as the Aurora MRI Breast Imaging System (the “breast MRI”).  Other sources of our research were obtained through reading medical imaging industry publications, the FDA’s website, and discussions with attendees at medical imaging trade shows; specifically the Radiological Society of North America in Chicago, IL in November 2009; Arab Health Show in Dubai, UAE in January 2010, and European Congress of Radiology in Vienna, Austria in March 2010.  We began the process of examining the various potential predicate devices that could be credible to support our Section 510(k) premarket notification application.

In July 2010, we made our decision to select as our predicate device the breast MRI.  This decision was made as a result of our examination of comparative clinical images between CTLM® and breast MRI, which are both functional molecular imaging devices having the ability to visualize angiogenesis in the breast.  We began preparing the Section 510(k) premarket notification submission and engaged the services of a FDA regulatory consultant to review our preliminary draft and then re-engaged the services of our FDA regulatory counsel to complete the Section 510(k) premarket notification application and to submit it to the FDA.

On November 22, 2010, we submitted a Section 510(k) premarket notification application to the FDA for its review.  We believed that the Section 510(k) premarket notification submission was the best process to obtain U.S. marketing clearance in the least burdensome and most timely manner.  FDA marketing clearance would enable us to market and sell the CTLM® system throughout the United States. Also, we believed that receipt of U.S. marketing clearance will substantially enhance our ability to sell the CTLM® in the international market.

On January 21, 2011, we received a request for additional information from the FDA regarding our Section 510(k) premarket notification application.  A request for additional information is quite common during the FDA review process.  Due to the extensive amount of additional information requested, we filed the response to the FDA request on July 8, 2011. Upon receipt of our response at the FDA offices, the FDA 90-day response time clock was re-activated. Consequently, we expected to get either an FDA determination on our Section 510(k) application or another request for additional information within the next 90-day time frame.

On August 2, 2011, we received official notification from the FDA that the review of our Section 510(k) premarket notification application had been completed and that the FDA determined that the device, (CTLM®), is not substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976, the enactment date of the Medical Device Amendments, or to any device which has been reclassified into Class I (General Controls) or Class II (Special Controls), or to another device found to be substantially equivalent through the Section 510(k) process.  This decision was based on the fact that the FDA was not aware of a legally marketed preamendments device labeled or promoted for using “Diffuse Optical Tomography” (DOT) to image the optical attenuation properties of breast tissue in order to aid the diagnosis of cancer, other conditions, diseases, or abnormalities.  Therefore, this device was classified by statute into class III (Premarket Approval), under Section 513(t) of the Federal Food, Drug, and Cosmetic Act (the “Act”).  All FDA determined Class III devices must fall under Section 515(a)(2) of the Act (which) requires a class III device to have an approved application (PMA) before it can be legally marketed.

The determination by the FDA that our CTLM® imaging technology will now be recognized as a DOT device and that there are no other DOT devices known to the FDA, presents us with a unique technological opportunity. Essentially, IDSI could be the first medical imaging company to file a PMA application for a Diffuse Optical Tomography breast imaging device.  Since the FDA has identified CTLM® as a class III device, a formal clinical study will be required to obtain PMA approval.  We have begun the PMA process and plan to use

10-K Main Table of Contents

clinical studies previously collected, if permitted to do so by the FDA, in addition to new studies we plan to collect over the next several months.

In previous filings, management had disclosed the potential to have our CTLM® device approved through the FDA “De Novo” process.  This process would only become an option to us if the FDA did not approve our 510(k) premarket notification of intent to market the device.  While waiting for a ruling from the FDA on our 510(k) premarket notification of intent to market the CTLM®, management continued to research the advantages and disadvantages regarding the potential option to initiate a De Novo application if the FDA determined our traditional 510(k) application to be “Not Substantially Equivalent”.  Our research identified several articles illustrating the potential pitfalls of going down the De Novo pathway.  One such article from Medical Device Consultants (MDCI), a full service contract research organization and consulting firm that helps emerging and established firms commercialize novel and innovative medical devices, dated March 21, 2011(included below) best summarizes the issues that we would face if we choose the De Novo pathway.

“The De Novo process has been around since the implementation of the FDA Modernization Act of 1997 (FDAMA). The FDAMA was intended to help improve the efficiency of bringing low-risk medical devices to market, allowing for simpler reclassification of devices that were classified as Class III due to the lack of a suitable predicate.  The section of the FDAMA that handled this aspect of medical device classification (Section 513(f)(2)) became known as the De Novo process.

De Novo is a two-step process that requires a company to submit a 510(k) and complete a standard review, including an analysis of the risk to the patient and operator associate with the use of the device and the substantial equivalence rationale. Once that has been accomplished, and the medical device in question has been determined to be Not Substantially Equivalent (NSE) by the FDA, the product is automatically classified as a Class III device.  The manufacturer can then submit a request for evaluation of Automatic Class III designation to have the product reclassified from Class III into Class I or Class II.  The FDA will review the device classification proposal and either recommend special controls to create a new Class I or II device classification or determine that the product is a Class III device. If FDA determines that the level of risk associated with the use of the device is appropriate for a Class II or Class I designation, then the product can be cleared as a 510(k) and FDA will issue a new classification regulation and product code. This also adds the device in question to the predicate pool, which in turn broadens the market for other medical device companies considering products in a similar therapeutic area. If the device is not approved through De Novo, then it must go through the standard premarket approval (PMA) process for Class III devices.

The number of FDA NSE determinations due to the lack of a suitable predicate is very low for those low risk medical devices that have the potential for reaching the market via the De Novo process. Medical device manufacturers are attracted to the cost efficiencies associated with the De Novo process when compared against the investment and post-market FDA oversight associated with a PMA. Unfortunately, the time to market for devices eligible for the De Novo process can be very long.

FDAMA calls for the FDA to review and return a decision on a De Novo reclassification submission within 60 days of receipt (the initial submission must be sent by the manufacturer within 30 days of receiving NSE notification). In practice, however, the amount of time taken to review De Novo requests by the FDA and issue the special controls guidance has risen from 62 days in 2006 to 241 days since 2007. Tacked on to the 510(k) review times, devices traveling the De Novo pathway average 482 days of review time from beginning to end.

Further compounding the delays associated with De Novo is the fact that the entire process resembles a procedural “black hole.” The FDA is not required to provide any updates concerning the status of a De Novo application, nor is there any simple way for medical device manufacturers to track a De Novo submission on their own.

De Novo is rare in the realm of low-risk medical devices – a mere 54 products took this particular route between 1998 and 2009. Given the extensive delays associated with the process, MDCI advises medical device companies to consider all other market approval pathways before deciding on to pursue a De Novo reclassification.”

Prepared by Benjamin Hunting, Cindy Nolte, and Helen Mayfield
MDCI Blogging Team”

10-K Main Table of Contents

Understanding that the above statements were a fair representation of the regulatory industry's general feelings towards the FDA De Novo process, management decided to accept and heed the FDA's letter (received on August 2, 2011) detailing their decision of CTLM® being “not substantially equivalent” and furthermore, accepting their recommendation that CTLM® is a class III device that would require a PMA submission.  Other considerations such as comparing time frames between De Novo and the PMA process were taken into account.  The average De Novo application took 482 days to be reviewed compared to the average PMA review of 284 days.  In addition, upon further review, both the De Novo and PMA process require virtually identical clinical safety and efficacy data; therefore, the PMA path was chosen.  Management has identified potential FDA regulatory consultants who can guide us through the complete PMA application process and is presently in contract negotiations with several prospective consulting firms.

In summary, our management team believes that the more structured and proven PMA application approach with its semi-rigid timetable for mandatory responses would provide us with the best route to achieve marketing clearance for our innovative new imaging modality that in the future will be classified as Diffuse Optical Tomography.

The CTLM® system is a Diffuse Optical Tomography (DOT) CT-like scanner.  Its energy source is a laser beam and not ionizing radiation such as is used in conventional x-ray mammography or CT scanners.  The advantages of imaging without ionizing radiation may be significant in our markets.  CTLM® is an emerging new imaging modality offering the potential of functional molecular imaging, which can visualize the process of angiogenesis which may be used by the radiologist to distinguish between benign and malignant tissue.  X-ray mammography is a well-established method of imaging the breast but has limitations especially in dense breast cases.  While x-ray mammography and ultrasound produce two dimensional images (2D) of the breast, the CTLM® produces 3D images.  Ultrasound is often used as an adjunct to mammography to help differentiate tumors from cysts or to localize a biopsy site.  We believe the CTLM® will be used to provide the radiologist with additional information to manage the clinical case; help diagnose breast cancer earlier; reduce diagnostic uncertainty especially in mammographically dense breast cases; and may help decrease the number of biopsies performed on benign lesions.  Because breast cancers nearly always develop in the dense tissue of the breast (not in the fatty tissue), older women who have mostly dense tissue on a mammogram are at an increased risk of breast cancer.  Abnormalities in dense breasts can be more difficult to detect on a mammogram.  The CTLM® technology is unique and patented.  We intend to develop our technology into a family of related products.  We believe these technologies and clinical benefits constitute substantial markets for our products well into the future.

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

We have engaged the services of FDA regulatory consultants who specialize in FDA matters who assisted us in the final preparation and submission of our FDA application.  If we are unable to obtain prompt FDA approval, it will have a material adverse effect on our business and financial condition and would result in postponement of the commercialization of the CTLM®.  See “CTLM® Development History, Regulatory and Clinical Status”.

Any products manufactured or distributed by us pursuant to FDA marketing clearance will be subject to pervasive and continuing regulation by the FDA.  Labeling, advertising and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission.  In addition, the marketing and use of our products may be

10-K Main Table of Contents

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

We announced in March 2009 that our research and development team achieved a technical breakthrough with a new reconstruction algorithm that improved the visualization of angiogenesis in the CTLM® images.  Angiogenesis is the process in which new blood vessels are formed in response to a chemical signal sent out by cancerous tumors. The CTLM visualizes the blood distribution in the breast, to detect the new blood vessels (angiogenesis) required for cancerous lesions to grow.  The improved algorithm enhances the images by reducing the number of artifacts occasionally produced during an examination, thereby making diagnosis easier.  We also incorporated streamlined numerical methods into the software so that the new algorithm does not require additional computing resources, allowing us to provide the improved functionality to existing customers as a software upgrade.

As of May 2009, 10 clinical sites had participated in the clinical trials and at the time we believed we had sufficient clinical data to support our PMA application.  However, we did not have sufficient financing to support the clinical sites, initiate the reading phase, the statistical analysis study and the submission of the PMA application to the FDA.

Through the years, new MRI and other dedicated breast imaging systems gained FDA marketing clearance pursuant to applications under the FDA’s Section 510(k) premarket notification.  In the last several years, the De Novo 510(k) process became an alternate pathway for new technologies with low to moderate risk an opportunity to seek FDA marketing clearance through this simpler process.  In addition, laser safety data and clinical safety and efficacy data were obtained through previous clinical trials to support an FDA application through the traditional 510(k) process.  We believe our CTLM® system is of low to moderate risk due to the series of technical studies conducted as well as the series of clinical studies we were engaged in which led the FDA to determine in 2004 that our clinical studies were a Non Significant Risk (NSR) device study.

A Section 510(k) premarket notification is a premarket submission made to the FDA to demonstrate that the device to be marketed is at least as safe and effective as, that is, substantially equivalent to, a legally marketed device that is not subject to PMA.  Submitters must compare their device to one or more similar legally marketed devices and make and support their substantial equivalency claims.  A legally marketed device is a device that was legally marketed prior to May 28, 1976 for which a PMA is not required, or a device which has been reclassified from Class III to Class II or I, or a device which has been found to be substantially equivalent through the 510(k) process.  The legally marketed device(s) to which equivalence is drawn is commonly known as the "predicate" device.

10-K Main Table of Contents

To submit a Section 510(k) premarket notification application, a company must meet the following guidelines:

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

One possible outcome resulting from applying for a Section 510(k) premarket notification of intent to market that we believed would have been an option, was the evaluation of automatic class III designation, commonly referred to “De Novo process”.  The De Novo process is an alternate pathway provided by the FDA to classify certain new devices that had automatically been placed in Class III due to lack of a predicate.  The De Novo classification process was created to provide a mechanism for the classification of certain lower-risk devices for which there is no predicate, but would otherwise fall into Class III.  The De Novo process is most applicable when the risks of a device are well-understood and appropriate special controls can be established to mitigate those risks.

The de novo process cannot be requested until a Section 510(k) premarket notification has been submitted and the FDA responds with a determination that the device is “not substantially equivalent” (NSE) to the predicate device.  The FDA then classifies the applicant devices into Class III designation. Applicants who receive a class III determination from the FDA may request an evaluation for reclassification into Class I or II.

In March 2010, we decided to focus on the possibility of obtaining FDA marketing clearance through a Section 510(k) premarket notification for our CTLM® system instead of a PMA application based on our own research of other medical imaging devices that received a Section 510(k) premarket notification, such as the Aurora MRI Breast Imaging System (the “breast MRI”).  Other sources of our research were obtained through reading medical imaging industry publications, the FDA’s website, and discussions with attendees at medical imaging trade shows; specifically the Radiological Society of North America in Chicago, IL in November 2009; Arab Health Show in Dubai, UAE in January 2010, and European Congress of Radiology in Vienna, Austria in March 2010.  We began the process of examining the various potential predicate devices that could be credible to support our Section 510(k) premarket notification application.

In July 2010, we made our decision to select as our predicate device the breast MRI.  This decision was made as a result of our examination of comparative clinical images between CTLM® and breast MRI, which are both functional molecular imaging devices having the ability to visualize angiogenesis in the breast.  We began preparing the Section 510(k) premarket notification submission and engaged the services of a FDA regulatory consultant to review our preliminary draft and then re-engaged the services of our FDA regulatory counsel to complete the Section 510(k) premarket notification application and to submit it to the FDA.

On November 22, 2010, we submitted a Section 510(k) premarket notification application to the FDA for its review.  We believed that the Section 510(k) premarket notification submission was the best process to obtain U.S. marketing clearance in the least burdensome and most timely manner.  FDA marketing clearance would enable us to market and sell the CTLM® system throughout the United States. Also, we believed that receipt of U.S. marketing clearance will substantially enhance our ability to sell the CTLM® in the international market.

On January 21, 2011, we received a request for additional information from the FDA regarding our Section 510(k) premarket notification application.  A request for additional information is quite common during the FDA review process.  Due to the extensive amount of additional information requested, we filed the response to the FDA request on July 8, 2011. Upon receipt of our response at the FDA offices, the FDA 90-day response time clock was re-activated. Consequently, we expected to get either an FDA determination on our Section 510(k) application or another request for additional information within the next 90-day time frame.

On August 2, 2011, we received official notification from the FDA that the review of our Section 510(k) premarket notification application had been completed and that the FDA

10-K Main Table of Contents

determined that the device, (CTLM®), is not substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976, the enactment date of the Medical Device Amendments, or to any device which has been reclassified into Class I (General Controls) or Class II (Special Controls), or to another device found to be substantially equivalent through the Section 510(k) process.  This decision was based on the fact that the FDA was not aware of a legally marketed preamendments device labeled or promoted for using “Diffuse Optical Tomography” (DOT) to image the optical attenuation properties of breast tissue in order to aid the diagnosis of cancer, other conditions, diseases, or abnormalities.  Therefore, this device was classified by statute into class III (Premarket Approval), under Section 513(t) of the Federal Food, Drug, and Cosmetic Act (the “Act”).  All FDA determined Class III devices must fall under Section 515(a)(2) of the Act (which) requires a class III device to have an approved application (PMA) before it can be legally marketed.

The determination by the FDA that our CTLM® imaging technology will now be recognized as a DOT device and that there are no other DOT devices known to the FDA, presents us with a unique technological opportunity. Essentially, IDSI could be the first medical imaging company to file a PMA application for a Diffuse Optical Tomography breast imaging device.  Since the FDA has identified CTLM® as a class III device, a formal clinical study will be required to obtain PMA approval.  We have begun the PMA process and plan to use clinical studies previously collected, if permitted to do so by the FDA, in addition to new studies we plan to collect over the next several months.

In previous filings, management had disclosed the potential to have our CTLM® device approved through the FDA “De Novo” process.  This process would only become an option to us if the FDA did not approve our 510(k) premarket notification of intent to market the device.  While waiting for a ruling from the FDA on our 510(k) premarket notification of intent to market the CTLM®, management continued to research the advantages and disadvantages regarding the potential option to initiate a De Novo application if the FDA determined our traditional 510(k) application to be “Not Substantially Equivalent”.  Our research identified several articles illustrating the potential pitfalls of going down the De Novo pathway.  One such article from Medical Device Consultants (MDCI), a full service contract research organization and consulting firm that helps emerging and established firms commercialize novel and innovative medical devices, dated March 21, 2011(included below) best summarizes the issues that we would face if we choose the De Novo pathway.

“The De Novo process has been around since the implementation of the FDA Modernization Act of 1997 (FDAMA). The FDAMA was intended to help improve the efficiency of bringing low-risk medical devices to market, allowing for simpler reclassification of devices that were classified as Class III due to the lack of a suitable predicate.  The section of the FDAMA that handled this aspect of medical device classification (Section 513(f)(2)) became known as the De Novo process.

De Novo is a two-step process that requires a company to submit a 510(k) and complete a standard review, including an analysis of the risk to the patient and operator associate with the use of the device and the substantial equivalence rationale. Once that has been accomplished, and the medical device in question has been determined to be Not Substantially Equivalent (NSE) by the FDA, the product is automatically classified as a Class III device.  The manufacturer can then submit a request for evaluation of Automatic Class III designation to have the product reclassified from Class III into Class I or Class II.  The FDA will review the device classification proposal and either recommend special controls to create a new Class I or II device classification or determine that the product is a Class III device. If FDA determines that the level of risk associated with the use of the device is appropriate for a Class II or Class I designation, then the product can be cleared as a 510(k) and FDA will issue a new classification regulation and product code. This also adds the device in question to the predicate pool, which in turn broadens the market for other medical device companies considering products in a similar therapeutic area. If the device is not approved through De Novo, then it must go through the standard premarket approval (PMA) process for Class III devices.

The number of FDA NSE determinations due to the lack of a suitable predicate is very low for those low risk medical devices that have the potential for reaching the market via the De Novo process. Medical device manufacturers are attracted to the cost efficiencies associated with the De Novo process when compared against the investment and post-market FDA oversight associated with a PMA. Unfortunately, the time to market for devices eligible for the De Novo process can be very long.

FDAMA calls for the FDA to review and return a decision on a De Novo reclassification submission within 60 days of receipt (the initial submission must be sent by the manufacturer within 30 days of receiving NSE notification). In practice, however, the amount of time taken to review De Novo requests by the FDA and issue the special

10-K Main Table of Contents

controls guidance has risen from 62 days in 2006 to 241 days since 2007. Tacked on to the 510(k) review times, devices traveling the De Novo pathway average 482 days of review time from beginning to end.

Further compounding the delays associated with De Novo is the fact that the entire process resembles a procedural “black hole.” The FDA is not required to provide any updates concerning the status of a De Novo application, nor is there any simple way for medical device manufacturers to track a De Novo submission on their own.

De Novo is rare in the realm of low-risk medical devices – a mere 54 products took this particular route between 1998 and 2009. Given the extensive delays associated with the process, MDCI advises medical device companies to consider all other market approval pathways before deciding on to pursue a De Novo reclassification.”

Prepared by Benjamin Hunting, Cindy Nolte, and Helen Mayfield
MDCI Blogging Team”

Understanding that the above statements were a fair representation of the regulatory industry's general feelings towards the FDA De Novo process, management decided to accept and heed the FDA's letter (received on August 2, 2011) detailing their decision of CTLM® being “not substantially equivalent” and furthermore, accepting their recommendation that CTLM® is a class III device that would require a PMA submission.  Other considerations such as comparing time frames between De Novo and the PMA process were taken into account.  The average De Novo application took 482 days to be reviewed compared to the average PMA review of 284 days.  In addition, upon further review, both the De Novo and PMA process require virtually identical clinical safety and efficacy data; therefore, the PMA path was chosen.  Management has identified potential FDA regulatory consultants who can guide us through the complete PMA application process and is presently in contract negotiations with several prospective consulting firms.

In summary, our management team believes that the more structured and proven PMA application approach with its semi-rigid timetable for mandatory responses would provide us with the best route to achieve marketing clearance for our innovative new imaging modality that in the future will be classified as Diffuse Optical Tomography.

The CTLM® system is a Diffuse Optical Tomography (DOT) CT-like scanner.  Its energy source is a laser beam and not ionizing radiation such as is used in conventional x-ray mammography or CT scanners.  The advantages of imaging without ionizing radiation may be significant in our markets.  CTLM® is an emerging new imaging modality offering the potential of functional molecular imaging, which can visualize the process of angiogenesis which may be used by the radiologist to distinguish between benign and malignant tissue.  X-ray mammography is a well-established method of imaging the breast but has limitations especially in dense breast cases.  While x-ray mammography and ultrasound produce two dimensional images (2D) of the breast, the CTLM® produces 3D images.  Ultrasound is often used as an adjunct to mammography to help differentiate tumors from cysts or to localize a biopsy site.  We believe the CTLM® will be used to provide the radiologist with additional information to manage the clinical case; help diagnose breast cancer earlier; reduce diagnostic uncertainty especially in mammographically dense breast cases; and may help decrease the number of biopsies performed on benign lesions.  Because breast cancers nearly always develop in the dense tissue of the breast (not in the fatty tissue), older women who have mostly dense tissue on a mammogram are at an increased risk of breast cancer.  Abnormalities in dense breasts can be more difficult to detect on a mammogram.  The CTLM® technology is unique and patented.  We intend to develop our technology into a family of related products.  We believe these technologies and clinical benefits constitute substantial markets for our products well into the future.

While we believed the net benefits of submitting a 510(k) application outweighed those of a PMA application for the shareholders, patients and customers, the FDA determined that we must file a PMA application to obtain marketing clearance.  The high costs and lengthened review period associated with a PMA application are much greater than with a 510(k) submission.

The procedural and substantive differences in the FDA marketing clearance process between a 510(k) application and a PMA application are in the costs associated with the applications and the duration of the review process.  The 510(k) filing fee for small business is $2,174, and the fees of the FDA regulatory consultant assisting with the submission and pre-submission review process were approximately $55,000.  The PMA filing fee for a small business is $59,075. We estimate that the fees of the FDA regulatory consultants assisting with the PMA submission and the completion of the data collection phase will be approximately $1,000,000.

10-K Main Table of Contents

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

There was no assurance that the Section 510(k) premarket notification would result in marketing clearance.  Since we were unsuccessful in our pursuit of Section 510(k) marketing clearance, we would have to return to the PMA process, which would take substantial additional time and funding, with no assurance of success.

We are engaging the services of FDA regulatory consultants who specialize in FDA matters.  If we are unable to obtain prompt FDA marketing clearance, it will have a material adverse effect on our business and financial condition and would result in postponement of the commercialization of the CTLM®.

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

10-K Main Table of Contents

The development chronology stated above details how complicated the process is to develop a brand new medical imaging technology.  We believe that we have a strong patent portfolio and are the world leader in optical tomography.  We have received marketing approval in China and Canada; the CE Mark for the European Union; ISO 13485:2003 registration; UL Electrical Test Certificate; and Product registrations in Brazil and Argentina.  The registrations for Brazil and Argentina were not renewed in 2009 because of the costs associated with new testing requirements by UL.  We have now completed the Electromagnetic Compatibility (“EMC”) testing required by UL and plan to submit our renewal application for these product registrations in 2011.  Worldwide, our end users have completed more than 17,000 patient scans, and we have sold 15 CTLM® systems as of the date of this report.  Our decision to fund the Company primarily through the sale of equity has enabled us to reach this important milestone.

In fiscal 2010, fiscal 2011 and thus far in fiscal 2012, we have used the proceeds from short-term loans, long-term loans and proceeds from our Southridge Private Equity Credit Agreement for working capital.  Going forward we intend to use the proceeds of draws from our Southridge Private Equity Credit Agreement and any successor private equity agreements with Southridge and/or alternative financing facilities, which may include additional short term and long term loans and issuance of convertible preferred stock, as our sources of working capital.  Substantial additional financing will be required before and after receipt of FDA marketing clearance, assuming it is received, as to which there can be no assurance.  See Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters – “Financing/Equity Line of Credit.”

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

Domestic Sales and Marketing

The CTLM will be positioned as an adjunct to x-ray mammography and may be especially useful in studies of dense breasts.  Consequently, CTLM will be marketed to centers performing x-ray mammography.  There are approximately 8,600 Mammography Quality Standards Act (MQSA) centers certified in the United States.  Sales in the U.S. cannot occur unless and until we receive pre-market approval from the FDA.  IDSI will begin marketing to the centers following FDA approval.

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

10-K Main Table of Contents

On July 11, 2011, we announced that we established a scientific advisory panel to assist with product development, future clinical studies and additional applications of our CTLM®.  The advisory panel will consist of leading physicians and scientists.  The initial members are Huabei Jiang, Ph.D., Professor in the J. Crayton Pruitt Family Department of Biomedical Engineering at the University of Florida; Alexander Poellinger, MD, head of the Outpatient’s Care Center of Charite Hospital, (Radiology) in Berlin, Germany; and Eric Milne, MD, FFR, FRCP, FRCP&S, our former Director of Clinical Research and former Chairman of Radiology and Chief of Chest Radiology at University of California - Irvine.

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

10-K Main Table of Contents

International Distributors - Global Commercialization

The following table details the regulatory requirement and status of each country in which we have sold or marketed the CTLM®.

Country	Sold	Marketed	Regulatory Requirement	Regulatory Status
United States	No	No	Food & Drug Administration	510(k) Pending
Argentina	Yes	Yes	ANVISA	Expired(1)
Australia	No	Yes	TGA Approval	Pending(8)
Austria	No	Yes	CE Mark	Approved
Brazil	No	Yes	ANVISA	Expired(2)
Canada	No	Yes	Health Canada Approval	Approved
China	Yes	Yes	SFDA Approval	Approved
Croatia	No	Yes	CIHI(4)	Not Submitted Yet
Colombia	No	Yes	Register with MOH(3)	Not Submitted Yet
Curacao	No	Yes	MOH	Submitted by distributor
Czech Republic	Yes	Yes	CE Mark	Approved
Egypt	No	Yes	CE Mark & Egypt MOH	Not Submitted Yet
Germany	No	Yes	CE Mark	Approved
Hong Kong	No	Yes	CE/SFDA	Not Submitted Yet
Hungary	Yes	Yes	CE Mark	Approved
India	Yes	Yes	CE Mark & BIS Certification	Not Required(9)
Indonesia	Yes	Yes	DirJen POM	Pending(12)
Israel	No	Yes	Import License	Approved
Italy	Yes	Yes	CE Mark	Approved
Jordan	No	Yes	JFDA(6)	Not Submitted Yet
Kazakhstan	No	Yes	Registration Cert. & GOSTR Cert.	Not Submitted Yet
Macedonia	No	Yes	CE Mark	Not Submitted Yet
Malaysia	Yes	Yes	BPFK	Not Required(10)
Mexico	No	Yes	MOH - COFERPRIS	Pending(11)
Montenegro	No	Yes	MOH	Not Submitted Yet
New Zealand	No	Yes	CE Mark	Not Submitted Yet
Oman	No	Yes	MOH	Not Submitted Yet
Philippines	No	Yes	BHDT(7)	Not Submitted Yet
Poland	Yes	Yes	CE Mark	Approved
Romania	No	Yes	CE Mark	Approved
Russia	No	Yes	ROSZDRAVNADZOR	Pending(13)
Saudi Arabia	No	Yes	CE Mark & MOH	Not Submitted Yet
Serbia	No	Yes	CE Mark	Approved
Slovenia	No	Yes	CE Mark	Approved
South Africa	No	Yes	CE Mark & DOH(4)	Not Submitted Yet
Turkey	Yes	Yes	CE Mark	Approved
Ukraine	No	Yes	CE Mark	Not Submitted Yet
United Arab Emirates	Yes	Yes	UAE/MOH	Approved
Vietnam	No	Yes	MOH	Not Submitted Yet

10-K Main Table of Contents

(1)	Will be renewed upon appointment of new distributor.
(2)	Distributor will renew ANVISA.
(3)	MOH - Ministry of Health
(4)	DOH - Department of Health
(5)	CICI - The Croatian Institute for Health Insurance
(6)	JFDA – Jordan Food and Drug Administration
(7)	BHDT - Bureau of Health Devices and Technology
(8)	TGA has requested additional documentation which we are providing.
        (9)   CDSCO – Medical Device Division, Not required as this time but will be required for some classes of medical devices in 2011 or 2012.
(10)	BPFK – Malaysia National Pharmaceutical Control Bureau, Registration is voluntary
(11)	COFEPRIS – Mexico Ministry of Health
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
      (13) Our distributor, National Diagnostic Service and Management LLC of Novi, Michigan, through its affiliate Phoenix Med of Moscow, Russia, has submitted an application to the Ministry of Health which is currently pending.

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

10-K Main Table of Contents

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

Activities in Europe and the Middle East are top marketing priorities for IDSI.  As a result of our participation as an exhibitor at the Arab Health Medical Conference in January 2011 in Dubai, UAE, and at the European Congress of Radiology (“ECR”) in March 2011 in Vienna, Austria, we were able to meet with qualified distributors to discuss their interest in representing us in their respective territories.  While attending Arab Health, we hired a Managing Director to market the CTLM® in the UAE and parts of the Middle East.  We are not marketing or seeking distributors and will not market the CTLM® directly or indirectly in Iran, Sudan and/or Syria and other Middle Eastern countries that are subject to U.S. economic sanctions and export controls.

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

10-K Main Table of Contents

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

In March 2011, we exhibited our CTLM® system and clinical results at the annual European Congress of Radiology (ECR 2011) held from March 3 -7, in Vienna, Austria.  ECR 2011 attracted approximately 20,000 participants worldwide.  ECR is one of the largest medical meetings in Europe and the second largest radiology meeting in the world and currently has 45,000 members.

In April 2011, we announced that we signed an exclusive distribution agreement with Kepter Internacional (“Kepter”) of Monterrey, Mexico to promote our CTLM® systems throughout Mexico.  Kepter is headquartered in Monterrey, Mexico with operations in Central and South America.  The company represents innovative technologies nationally and internationally providing solutions for various aspects of the healthcare industry and infectious control.  Kepter's strategy is to offer environmental friendly and cost effective alternatives to conventional operations in the healthcare and commercial construction industry.  Currently, Kepter’s representatives are working closely with the Mexican Health Ministry to gain national acceptance for the CTLM® system; however, there can be no assurance that this acceptance will be obtained.

In July 2011, we announced that we signed an exclusive distribution agreement with National Diagnostic Service and Management LLC (“NDSM”) of Novi, Michigan and its affiliate Phoenix Med of Moscow, Russia to promote our CTLM® systems throughout Russia.  NDSM and its partners distribute medical diagnostic and medical laser equipment and service support throughout Russia.  As an independent distributor with over 15 years of experience within the Russian medical market and employing only product certified engineers, NDSM and Phoenix Med have a long established reputation within the women’s health medical community.  NDSM has initiated the medical device registration process required to import medical equipment into Russia.

On August 2011, we announced that we would be exhibiting our CTLM® at the FIME 2011 medical trade fair conference to be held on August 10th to 12th in Miami Beach, FL.  Dr. Jose Cisneros, our Director of Clinical Research was invited to present, “New Imaging Modalities for Breast Cancer” featuring our CTLM® system at the FIME conference.

Among our global users, we have three systems in Poland, two in Italy, two in the Czech Republic, two systems in the United Arab Emirates, two systems in India, and two systems in China as well as one system each in Germany, Hungary, Malaysia, Israel, Indonesia and Brazil.  As of the date of this report, IDSI’s users have performed over 17,000 CT Laser Mammography (CTLM®) patient scans worldwide.

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

10-K Main Table of Contents

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

Product Liability

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of cancer detection products.  While the CTLM® is being developed as an adjunct to other diagnostic techniques, there can be no assurance that we will not be subjected to future claims and potential liability.  We previously carried $3,000,000 in product liability insurance to cover both clinical sites and sales.  As part of our cost savings initiatives, we cancelled the policy as we have not had any adverse experiences after conducting more then 17,000 patient scans worldwide.

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

CTLM® Laser Mammography Systems are installed in the following countries: Italy, Germany, Poland, Hungary, the Czech Republic, the Peoples Republic of China, Malaysia, Israel, India, Indonesia, Brazil and the United Arab Emirates.  Over 17,000 breast exams have been completed on CTLM® systems.

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

10-K Main Table of Contents

We own the rights to the Patent for its 17-year life pursuant to an exclusive patent licensing agreement with the late Richard Grable, who invented the CTLM® and served as our Chief Executive Officer and whose estate has owned the Patent since his death in August 2001.  See “Patent Licensing Agreement” and “Certain Transactions.”  As of the date of this report, we own 20 patents and have two additional United States patents pending with regard to optical tomography, many of which are based on the original CTLM® technology.  We also have 17 International patents and have two International patents pending.

Intellectual Property

We hold the following patents:

U.S. Patents

					Patent
Patent #	For	Case #	Patent #	Patent Date	Exp. Date
1	Diagnostic Tomographic Laser Imaging Apparatus (Electronics & Imaging)	6356	5,692,511	12/2/1997	6/7/2015
2	Diagnostic Tomographic Laser Imaging Apparatus (Patient Support Structure) in addition to above	6356-US	6,195,580	2/27/2001	7/31/2018
3	Diagnostic Tomographic Laser Imaging Apparatus	6356-US-1	6,662,042	12/9/2003	8/22/2020
4	Device for Determining the Contour of the Surface of an Object Being Scanned	6558-1	6,044,288	3/28/2000	11/6/2017
5	Device for Determining the Perimeter of the Surface of an Object Being Scanned and for Limiting Reflection from the Object Surface	6559-1	6,029,077	2/22/2000	11/6/2017
6	Detector Array with Variable Amplifiers for Use in a Laser Imaging Device	6572-1	6,150,649	11/21/2000	11/26/2017
7	Detector Array with Variable Amplifiers for Use in a Laser Imaging Device	6572-2	6,331,700	12/18/2001	11/15/2020
8	Detector Array for Use in a Laser Imaging Apparatus (Single Row of Detectors)	6573-1	6,100,520	8/8/2000	11/4/2017
9	Detector Array for Use in a Laser Imaging Apparatus (WideEye-2 or more rows of Detectors)	6573-2	6,211,512	4/3/2001	7/27/2020
10	Detector Array for Use in a Laser Imaging Apparatus (FleetEye)	6573-3	7,977,619	7/12/2011	3/26/2021
11	Method for Reconstructing the Image of an Object Scanned with a Laser Imaging Apparatus	6574-1	6,130,958	10/10/2000	11/28/2017
12	Laser Imaging Apparatus Using Biomedical Markers That Bind to Cancer Cells	6647	5,952,664	9/14/1999	1/16/2018
13	Laser Imaging Apparatus Using Biomedical Markers That Bind to Cancer Cells	6647-US	6,693,287	1/17/2004	10/1/2021
14	Time-Resolved Breast Imaging Device	6707	6,339,216	2/5/2002	11/25/2018
15	Multiple Wavelength Simultaneous Data Acquisition Device For Breast Imaging	6997	6,571,116	5/27/2003	5/9/2021
16	Multiple Wavelength Simultaneous Data Acquisition Device For Breast Imaging	6997-1	6,738,658	5/18/2004	4/16/2023
17	Method for Improving the Accuracy of Data Obtained in a Laser Imaging Apparatus	7205	6,681,130	1/20/2004	3/14/2022
18	Breast Positioning in a Laser	7258	7,254,851	7/14/2007	11/13/2022
19	Optical Computed Tomography Scanner for Small Laboratory Animals	7325	7,155,274	12/26/2006	11/21/2023
20	Optical Computed Tomography Scanner for Small Laboratory Animals	7325-1	7,212,848	5/1/2007	5/25/2024
21	Apparatus and Method for Acquiring Time-Resolved Measurements Utilizing Direct Digitalization of the Temporal Point Spread Function of the Detected Light	7368	7,446,875	11/4/2008	11/10/2025

10-K Main Table of Contents

International Patents

						Patent
Patent #	For	Case #	Country/Region	Patent #	Patent Date	Exp. Date
1	Diagnostic Tomographic Laser Imaging Apparatus	6356-AU	Australia	712849	11/18/1999	7/10/2015
2	Diagnostic Tomographic Laser Imaging Apparatus	6356-CA	Canada	2223606	10/7/2003	7/10/2015
3	Diagnostic Tomographic Laser Imaging Apparatus	6356-CN	China	ZL95197940	5/19/2004	7/10/2015
4	Diagnostic Tomographic Laser Imaging Apparatus	6356-EP	Europe	0837649	12/10/2003	7/10/2015
5	Diagnostic Tomographic Laser Imaging Apparatus	6356-EP-1	Europe	1389441	5/10/2006	10/31/2023
6	Device for Determining the Contour of the Surface of an Object Being Scanned	6558-EP	Europe	1003419	7/4/2004	11/7/2017
7	Device for Determining the Contour of the Surface of an Object Being Scanned	6558-HK	Hong Kong	HK 1029506	12/17/2004	11/28/2020
8	Method for Reconstructing the Image of an Object Scanned with a Laser Imaging Apparatus	6574-EP	Europe	1005286	7/28/2004	11/28/2017
9	Method for Reconstructing the Image of an Object Scanned with a Laser Imaging Apparatus	6574-HK	Hong Kong	HK 1029508	12/31/2004	11/28/2020
10	Laser Imaging Apparatus Using Biomedical Markers That Bind to Cancer Cells	6647-AU	Australia	775069	7/15/2004	4/1/2019
11	Laser Imaging Apparatus Using Biomedical Markers That Bind to Cancer Cells	6647-CA	Canada	2,373,299	3/30/2004	11/6/2021
12	Laser Imaging Apparatus Using Biomedical Markers That Bind to Cancer Cells	6647-CN	China	ZL 99 8 16608.1	7/11/2007	10/31/2021
13	Laser Imaging Apparatus Using Biomedical Markers That Bind to Cancer Cells	6647-EP	Europe	1181511	6/15/2005	4/1/2019
14	Laser Imaging Apparatus Using Biomedical Markers That Bind to Cancer Cells	6647-EP	Germany	DE69925869T2	5/4/2006	4/1/2019
15	Laser Imaging Apparatus Using Biomedical Markers That Bind to Cancer Cells	6647-HK	Hong Kong	HK1043480B	1/27/2006	7/6/2022
16	Time-Resolved Breast Imaging Device	6707-CA	Canada	2309214		11/15/2018
17	Multiple Wavelength Simultaneous Data Acquisition Device For Breast Imaging	6997-CN	China	2L01809326.4	11/30/2005	11/11/2022

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

10-K Main Table of Contents

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

10-K Main Table of Contents
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

10-K Main Table of Contents

In July 2011, we were granted U.S. Patent 7,977,619, entitled “Detector Array for Use in a Laser Imaging Apparatus”.  This patent protects the use of a number of different types of photo-detectors and several detector geometries for our Diffuse Optical Tomography (“DOT”) application.

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

In June 1998, IDSI signed an exclusive patent license agreement with the late Richard Grable, which covers some of the technology for the CTLM®.  The term of the license is for the life of the Patent (17 years) and any renewals, subject to termination under specific conditions.  The Patent Licensing Agreement has an expiration date of December 2, 2014.  As consideration for this license, Mr. Grable received 7,000,000 shares of common stock and a royalty based upon a percentage, ranging from 6% to 10%, of the dollar amount earned from each sale before taxes minus the cost of the goods sold and commissions or discounts paid.  The license agreement provided Mr. Grable with protection against dilution where, upon the occurrence of any stock dividend, stock split, combination or exchange of shares, reclassification or recapitalization of the Company's common stock, reorganization of the Company, consolidation with or merger into or sale or conveyance of all or substantially all of the Company's assets to another corporation or any other similar event which serves to decrease the number of Shares issued pursuant to the agreement (the "Event"), Mr. Grable shall receive, as additional consideration, that number of shares equal to the difference between the 7,000,000 Shares issued under the agreement and the number of Shares Mr. Grable has remaining subsequent to the Event.

The license agreement may be terminated at any time by Mr. Grable in the event that IDSI shall fail to perform any of its covenants and obligations in the agreement.  Upon written notice of termination delivered to IDSI by Mr. Grable, stating the nature and character of the breach and allowing IDSI an opportunity to cure such failure within 15 days after giving notice, if the failure has not been corrected by IDSI within the 15 day period Mr. Grable may terminate the agreement without the requirement of any additional notice to IDSI to that effect.  Notwithstanding the above, Mr. Grable is not required to give IDSI the opportunity to correct a default that is a repetition within any 12 month period of a prior default for the same cause and may terminate the agreement by written notice in that event.

The royalty provisions do not apply to sales made prior to receipt of FDA marketing clearance for the CTLM®.  In addition, following FDA marketing clearance, Mr. Grable would be eligible for minimum royalties of $250,000 per year based on the sales of the products and goods in which the CTLM® patent is used.  Mr. Grable’s interests in the patent license agreement passed to his estate in August 2001.  Linda B. Grable, our Chairman and CEO, is the principal beneficiary of Mr. Grable’s estate.

The following table sets forth the Patent licensing royalty structure:

ANNUAL ADJUSTED SALES	PERCENTAGE
$0 to $1,999,999	10%
$2,000,000 to $3,999,999	9%
$4,000,000 to $6,999,999	8%
$7,000,000 to $9,999,99	7%
Greater than $10,000,000	6%

The Patent Licensing Agreement was originally filed as Exhibit 10.2 to our Form S-2 on July 21, 1998 as a text document.  To make the Patent Licensing Agreement more accessible on EDGAR, we re-filed the Agreement on March 15, 2011, Exhibit 10.115 in Amendment No. 2 of our S-1 Registration Statement.

10-K Main Table of Contents

Employees
As of September 2011, we have 18 full-time employees, including our three executive officers.  Six of our employees (33%), are employed in the areas of scientific, clinical and product research and development.  In October 2010, we had 19 full-time employees, of which seven (36%) were employed in the areas of scientific, clinical and product research and development.  The decrease is due to normal business employment variations.  Our ability to develop our products and provide our services is dependent upon our recruiting, hiring and retaining qualified technical personnel.  To date, we have been able to recruit and retain sufficient qualified personnel.  None of our employees are represented by a labor union.  We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Item 1A.  Risk factors

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws and use terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future.  These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements.  These forward-looking statements include, among others, statements relating to our business strategy, which is based upon our interpretation and analysis of trends in the healthcare treatment industry, especially those related to the diagnosis and treatment of breast cancer, and upon management’s ability to successfully develop and commercialize its principal product, the CTLM®.  This strategy assumes that the CTLM® will provide benefits, from both a medical and an economic perspective, to alternative techniques for diagnosing and managing breast cancer.  Factors that could cause actual results to materially differ include, without limitation, the timely and successful completion of our U.S. Food and Drug Administration (“FDA”) clinical trials; the timely and successful submission of our FDA application to obtain marketing clearance; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing utilizing our Private Equity Credit Agreement or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future.  There are also many known and unknown risks, uncertainties and other factors, including, but not limited to, technological changes and competition from new diagnostic equipment and techniques, changes in general economic conditions, healthcare reform initiatives, legal claims, regulatory changes and risk factors detailed from time to time in our Securities and Exchange Commission filings that may cause these assumptions to prove incorrect and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to, those described above or elsewhere in this report.  All forward-looking statements and risk factors included in this document are made as of the date of this report based on information available to us as of the

10-K Main Table of Contents

date of this report, and we assume no obligation to update any forward-looking statements or risk factors.  You are cautioned not to place undue reliance on these forward-looking statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks associated with our financial results

We have incurred and are incurring significant losses and we may not be able to continue our business in the future.

At June 30, 2011, we had an accumulated deficit of $117,758,407 after discounts and dividends on preferred stock.  These losses have resulted principally from costs associated with research and development, clinical trials and from general and administrative costs associated with our operations.  We expect operating losses will continue for at least the next 12 months due primarily to the anticipated expenses associated with:

•	demonstrator sites
•	clinical collaboration sites
•	FDA Pre-Market Notification 510(k) approval process,
•	anticipated commercialization of the CTLM®, and
•	other research and development programs

We have a limited history of operations.  Since our inception in December 1993, we have been engaged principally in the development of the CTLM®, which has not received marketing clearance for sale in the United States.  While we have received FDA export approval for foreign sales, we have made only 15 foreign sales.  Consequently, we have limited experience in manufacturing, marketing and selling our products.  We currently have no source of material operating revenues and have incurred substantial net operating losses since inception.

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

Through June 30, 2011 we have spent approximately $79 million.  Our currently estimated annual expenses are approximately $4 million.  In the year following receipt of marketing clearance for our CTLM® from the FDA, we anticipate that we will need approximately $10 million to fully complete all necessary stages in order to manufacture and market the CTLM® in the United States and foreign countries.  We plan on using the net proceeds raised from the sale of common stock through our Private Equity Credit Agreement with Southridge Partners II, LP (“Southridge”) and additional financings to develop and market this product family, including funds for:

•	research, engineering and development programs,
•	pre-clinical and clinical testing of the family of products,
•	regulatory processes,
•	inventory,
•	marketing programs, and
•	operating expenses (including general and administrative expenses).

10-K Main Table of Contents

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

Since we have generated no material revenues to date, our ability to obtain and retain consultants may be dependent on our ability to issue stock for services.  Since July 1, 1996, we have issued an aggregate of 2,306,500 shares of common stock covered by registration statements on Form S-8.  The aggregate fair market value of those shares when issued was $2,437,151.  The issuance of large amounts of our common stock, sometimes at prices well below market price, for services rendered or to be rendered and the subsequent sale of these shares may further depress the price of our common stock and dilute the holdings of our shareholders.  In addition, because of the possible dilution to existing shareholders, the issuance of substantial additional shares may cause a change-in-control.  On July 15, 2008, we entered into a Financial Services Consulting Agreement (the “Agreement”) with R.H. Barsom Company, Inc. of New York, NY, an unaffiliated third-party, to provide us with investor relations services and guidance and assistance in available alternatives to maximize shareholder value.  The aggregate fair market value of the 5,000,000 restricted shares when issued was $55,000.  In April 2010, we issued 250,000 restricted shares to Frederick P. Lutz to satisfy the balance of $2,250 previously owed to him for investor relation services and for providing additional investor relation services.  The aggregate fair market value of the 250,000 restricted shares when issued was $13,500.  (See Item 5  Market for Registrant's Common Equity and Related Stockholder Matters - Private Placement of Common Stock - Issuance of Stock for Services)

We have in the past and may have to in the future sell additional unregistered convertible securities, possibly without limitations on the number of common shares the securities are convertible into, and we have also negotiated, and may continue to negotiate, the conversion of other debt instruments into common stock.  These transactions could dilute the value of the holdings of current shareholders.

We have relied on the private placement of convertible preferred stock and convertible debentures to obtain working capital and may continue to do so in the future.  As of the date of this report, we have issued 216,827,591 shares of common stock which were converted from privately placed preferred stock and debentures.  This number of shares of common stock represents approximately 22% of the currently outstanding number of shares of common stock.

10-K Main Table of Contents

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

In order to obtain working capital we will continue to:

•	draw on our Southridge Private Equity Agreement pursuant to S-1 Registration Statement once it has been declared effective
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

If we choose to redeem all of our outstanding short and long-terms debts with shares of our common stock, we will have to issue approximately 190,067,726 shares as of September 20, 2011.  The 190,067,726 shares are broken down as follows:

•
We may be obligated to issue Southridge a total of 51,800,127 shares to redeem short-term notes totaling $518,001 of which $394,944 is principal, $108,300 is premium and $14,757 is interest.  Southridge may elect at an Event of Default to convert any part or all of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

•
We may be obligated to issue Southridge a total of 29,860,555 shares to redeem short-term notes totaling $298,606 of which $257,500 is principal, $38,625 is premium and $2,481 is interest.  Southridge may elect at an Event of Default to convert any part or all of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

•
We may be obligated to issue Southridge a total of 15,359,635 shares to redeem a short-term note totaling $115,197 of which $100,000 is principal, $15,000 is premium and $197 is interest.  Southridge may elect at an Event of Default to convert any part or all of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

•
We may be obligated to issue a private investor a total of 11,106,667 shares to redeem a short-term note totaling $166,600 of which $100,000 is principal and $66,600 is premium.  On the Maturity Date, the Holder, in lieu of cash repayment, shall have the option of converting the Redemption Amount into 7,000,000 restricted shares of the common stock of the Company pursuant to Rule 144.  However, the 7,000,000 restricted shares were based on the short-term redemption of the note with an amount due of $120,000 including $20,000 premium.  Since we did not have sufficient funds to pay back the note before the maturity date, the note was extended numerous times and an additional $46,600 of premium has accrued as of the date of this report.  In order to redeem the $166,600 short-term note, we may redeem the note on terms similar to other debt obligations whereby we would negotiate a redemption price at the lesser of (a) $0.015 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days

10-K Main Table of Contents

immediately prior to the date of the redemption notice.  Potentially, we may be obligated to issue the private investor a total of our 11,106,667 shares of its common stock.

•
We may be obligated to issue private investors a total of 34,386,667 shares to redeem three short-term notes totaling $515,800 of which $300,000 is principal and $215,800 is premium.  These three notes do not have any redemption provisions but, based on our discussions with the investors, we believe that we will be able to redeem these notes for shares of our common stock in the future.  We believe that these short-term notes would be redeemable at a redemption price of the lesser of (a) $0.015 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the redemption notice.

•
We may be obligated to issue to a private investor a total of 16,618,800 new shares to redeem a short-term note totaling $302,699 of which $175,000 is principal and $127,699 is premium.  The total number of shares required to redeem the note as of September 20, 2011, is 20,179,933 shares; however, since the investor is currently holding 3,561,133 shares as collateral the new share issuance would only be 16,618,800 shares.  The terms of the note provide that (i) the conversion price for the Note shall be the lower of (a) $0.022 per share or (b) 80% of the average of the two lowest closing bid prices of our Common Stock for the 10 trading days prior to the conversion date.

•
We may be obligated to issue OTC Global Partners (“OTC”) a total of 4,124,364 shares to redeem short-term notes totaling $57,741 of which $50,000 is principal, $7,500 is premium and $241 is interest.  OTC may elect at an Event of Default to convert any part or all of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.014 or (b) 65% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

•
We may be obligated to issue JMJ Financial a total of 26,810,911 shares to redeem two long-term notes totaling $371,228 of which $285,228 is principal, $50,000 is consideration on the principal and $36,000 is interest.  JMJ may convert both principal and interest into our common stock at 75% of the average of the three lowest closing prices in the 20 days previous to the conversion.  We have the right to enforce a conversion floor of $0.015 per share; however, if we receive a conversion notice in which the Conversion Price is less than $0.015 per share, JMJ will incur a conversion loss [(Conversion Loss = $0.015 – Conversion Price) x number of shares being converted] which we must make whole by either of the following options: pay the conversion loss in cash or add the conversion loss to the balance of principal due.  Prepayment of the Note is not permitted.

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

10-K Main Table of Contents

We may draw on our equity credit line which may cause the value of our common stock to decline and dilute the holdings of our shareholders.

Since January 2001 we have raised $42,714,650 and issued 425,676,012 common shares through a series of six Private Equity Credit Agreements with Charlton Avenue LLC (“Charlton”).

On November 23, 2009 we executed a new Private Equity Credit Agreement with Southridge, which was amended on January 7, 2010.  Pursuant to our Southridge Private Equity Credit Agreement, when we deem it necessary, we may raise capital through the private sale of our common stock to Southridge at a price equal to 93% of the market price, based on the formula set forth in our agreement with Southridge.  We may need capital in excess of the amounts available under the Southridge Private Equity Credit Agreement, and we may seek additional funding through public or private financing or collaborative, licensing and other arrangements with corporate partners.  As we utilize the Southridge Private Equity Credit Agreement or additional funds are raised by issuing equity securities, especially convertible preferred stock, dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders.  Since January 2010 we have raised $2,485,000 and issued 106,732,137 common shares through the Southridge Private Equity Credit Agreement.  See “Financing/Equity Line of Credit/Debentures.”

We have increased and in the future may need to increase our authorized shares of common stock to have sufficient shares available to raise capital for continuing operations and strategic initiatives which may cause the value of our common stock to decline and dilute the holdings of our shareholders.

On July 12, 2011, our shareholders approved an increase of our authorized common stock to 2,000,000,000 shares.  We now have issued and outstanding 985,468,507 shares of common stock out of 2,000,000,000 authorized shares.  We have reserved 13,333,333 shares to cover the conversion of the 20 shares of Series L Convertible Preferred Stock outstanding and 36,047,254 shares to cover outstanding options.

On February 23, 2011, we entered into a Convertible Promissory Note Agreement with an unaffiliated third party, JMJ Financial (the “Lender” or “JMJ”), relating to a private placement of a total of up to $1,800,000 in principal amount of a Convertible Promissory Note (the “Note”) providing for advances of a gross amount of $1,600,000 in seven tranches.  Pursuant to the terms of a Registration Rights Agreement (the “Rights Agreement”) dated February 23, 2011, between the Company and JMJ, we are required to file within 10 days from the effective date of an increase of authorized shares approved by our shareholders, an S-1 Registration Statement (the “Registration Statement”) covering 130,000,000 shares of Company common stock to be reserved for conversion of the Note.  Notwithstanding the increase of our authorized shares to 2,000,000,000 approved by our shareholders on July 12, 2011, we have not filed the registration statement as required by the agreement.  See “Sale of Unregistered Securities—Issuance of Common Stock in Connection with Long-Term Loans.”

We now have issued and outstanding 985,468,507 shares of common stock out of 2,000,000,000 authorized shares leaving a balance of 1,014,531,493 authorized shares available for issuance.

Based on 93% of the three day average closing bid price of our common stock in a ten day pricing window, hypothetically on September 20, 2011 of $0.012 per share, 1,117,410,714 shares would be required to be issued to draw the entire $12,515,000 balance available under the Southridge Private Equity Credit Agreement.

As of September 20, 2011, we would be required to issue hypothetically 1,580,048,116 authorized shares apportioned as follows:

•	1,117,410,714 shares for complete utilization of the Southridge Private Equity Credit Agreement
•	36,047,254 shares required for the exercise of all outstanding options, of which a total of 30,377,000 shares are subject to options granted to our three executive officers.

10-K Main Table of Contents

•	13,333,333 shares required for the conversion of the 20 shares of Series L Convertible Preferred Stock.
•	130,000,000 shares required to be registered for conversion of a $1.8 million convertible promissory note held by JMJ Financial.
•	120,000,000 shares to be reserved for conversion of a potential $1.6 million of additional funding which JMJ may provide, subject to our approval.
•
If we choose to redeem all of our outstanding short and long-terms debts with shares of our common stock, we will have to issue approximately 190,067,726 of which 26,810,911 shares are already covered by the $400,000 advanced thus far by JMJ Financial.

After adding the 1,580,048,116 hypothetical shares to our current issued and outstanding balance of 985,468,507, we would have 2,565,513,623 shares outstanding.  In this hypothetical model we would be 565,513,623 shares short.

Related parties’ interest in our current obligations for share issuances total 30,377,000 shares, which are subject to options granted to our three executive officers.  Of this 30,377,000 shares, Linda Grable has 12,250,000 stock options outstanding; Allan Schwartz has 11,100,000 stock options outstanding; and Deborah O’Brien has 7,027,000 stock options outstanding.  As of the date of this report, Linda Grable’s, Allan Schwartz’s and Deborah O’Brien’s stock options are all fully vested.  There are no further outstanding commitments to related parties at this time.  See “Security Ownership of Certain Beneficial Owners and Management” and “Outstanding Equity Awards”

The issuance of additional shares of common stock or the rights to acquire such shares would have the effect of diluting our earnings per share in the event that we become profitable and will dilute the voting power of current shareholders who do not acquire sufficient additional shares to maintain their percentage of share ownership. Additional shares of common stock could also be used by IDSI to oppose a hostile takeover attempt; however, the Board of Directors presently knows of no such attempt to obtain control of the Company.

Our currently authorized common stock may not be sufficient to satisfy our financing needs.

On July 12, 2011, our shareholders approved an increase of our authorized common stock to 2,000,000,000 shares.  We now have issued and outstanding 985,468,507 shares of common stock out of 2,000,000,000 authorized shares.  We have reserved 13,333,333 shares to cover the conversion of the 20 shares of Series L Convertible Preferred Stock outstanding and 36,047,254 shares to cover outstanding options.

On February 23, 2011, we entered into a Convertible Promissory Note Agreement with an unaffiliated third party, JMJ Financial (the “Lender” or “JMJ”), relating to a private placement of a total of up to $1,800,000 in principal amount of a Convertible Promissory Note (the “Note”) providing for advances of a gross amount of $1,600,000 in seven tranches.  Pursuant to the terms of a Registration Rights Agreement (the “Rights Agreement”) dated February 23, 2011, between the Company and JMJ, we are required to file within 10 days from the effective date of an increase of authorized shares approved by our shareholders, an S-1 Registration Statement (the “Registration Statement”) covering 130,000,000 shares of Company common stock to be reserved for conversion of the Note.  Notwithstanding the increase in our authorized shares to 2,000,000,000 approved by our shareholders on July 12, 2011, we have not filed the registration statement as required by the agreement.  See “Sale of Unregistered Securities—Issuance of Common Stock in Connection with Long-Term Loans.”

We now have issued and outstanding 985,468,507 shares of common stock out of 2,000,000,000 authorized shares leaving a balance of 1,014,531,493 authorized shares available for issuance.

Based on 93% of the three day average closing bid price of our common stock in a ten day pricing window, hypothetically on September 20, 2011 of $0.012 per share, 1,117,410,714 shares would be required to be issued to draw the entire $12,515,000 balance available under the Southridge Private Equity Credit Agreement.
As of September 20, 2011, we would be required to issue hypothetically 1,580,048,116 authorized shares apportioned as follows:

10-K Main Table of Contents

•	1,117,410,714 shares for complete utilization of the Southridge Private Equity Credit Agreement
•	36,047,254 shares required for the exercise of all outstanding options, of which a total of 30,377,000 shares are subject to options granted to our three executive officers.
•	13,333,333 shares required for the conversion of the 20 shares of Series L Convertible Preferred Stock.
•	130,000,000 shares required to be registered for conversion of a $1.8 million convertible promissory note held by JMJ Financial.
•	120,000,000 shares to be reserved for conversion of a potential $1.6 million of additional funding which JMJ may provide, subject to our approval.
•
If we choose to redeem all of our outstanding short and long-terms debts with shares of our common stock, we will have to issue approximately 190,067,726 of which 26,810,911 shares are already covered by the $400,000 advanced thus far by JMJ Financial.

After adding the 1,580,048,116 hypothetical shares to our current issued and outstanding balance of 985,468,507, we would have 2,565,513,623 shares outstanding.  In this hypothetical model we would be 565,513,623 shares short.

Related parties’ interest in our current obligations for share issuances total 30,377,000 shares, which are subject to options granted to our three executive officers.  Of this 30,377,000 shares, Linda Grable has 12,250,000 stock options outstanding; Allan Schwartz has 11,100,000 stock options outstanding; and Deborah O’Brien has 7,027,000 stock options outstanding.  As of the date of this report, Linda Grable’s, Allan Schwartz’s and Deborah O’Brien’s stock options are all fully vested.  There are no further outstanding commitments to related parties at this time.  See “Security Ownership of Certain Beneficial Owners and Management” and “Outstanding Equity Awards

The Southridge Private Equity Credit Line may not be available when we need it, thus limiting our ability to bring our CTLM® to market.

The Southridge Private Equity Credit Line contains various conditions to our being able to use it, including effectiveness of the required registration statement and the absence of any material adverse change in our business or financial condition.  Further, Southridge is a limited partnership registered in the state of Delaware and if it were unable or unwilling to fulfill its obligations, our legal remedies would be limited.  Thus, we may be unable to draw down on the Southridge Private Equity Credit Line when we need the funds, and that could severely harm our business and financial condition and our ability to bring the CTLM® to market.  Prior to the effective date of the Southridge Private Equity Credit Line, we were almost exclusively dependent on Charlton for working capital for nine years.  Since April 1999, we have issued to Charlton a total of 469,676,012 shares of common stock through conversion of $13,410,000 face amount of our preferred stock and debentures purchased by Charlton and through $44,714,650 in purchases under all of our private equity lines.  Since January 2010 we have raised $2,485,000 and issued 106,732,137 common shares through the Southridge Private Equity Credit Agreement.  See “Financing/Equity Line of Credit/Debentures.”

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

10-K Main Table of Contents

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

If the market price of our common stock decreases after we issue the convertible preferred stock or convertible debentures, upon conversion, we will have to issue an increased number of shares to the preferred stock and convertible debenture holders.  The sale of convertible preferred stock and debentures may result in a very large conversion at one time.  As of the date of this report, we have no Debentures outstanding and 20 shares of Series L convertible preferred stock outstanding.  In the event that we issue additional convertible preferred stock or convertible debentures and we do not have sufficient authorized shares to cover conversion of these securities would have to seek shareholder approval increase the number of authorized shares. In addition, if we issue warrants they will likely be exercisable at a fixed price based on the then-existing market price of our common stock.  If the market price of our common stock thereafter exceeds the warrant exercise price, exercise of the warrants may pose a risk to shareholders because these exercises may drive down the market price of our common stock.In addition, if we issue warrants they will likely be exercisable at a fixed price.  If the market price of our common stock exceeds the warrant exercise price, exercise of the warrants may pose a risk to investors because these issuances may drive down the market price of our common stock.

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

10-K Main Table of Contents

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

To IDSI’s knowledge, no other company has a functioning optical imaging device designed for use as an adjunct to mammography.  CTLM® systems are in clinical settings in Italy, Germany, Poland, the Czech Republic, the Peoples Republic of China, Hungary, Malaysia, Brazil, United Arab Emirates, Israel, Indonesia and India.  Over 17,000 breast exams have been performed on CTLM® systems.  Methods for the detection of cancer are subject to rapid technological innovation and there can be no assurance that future technical changes will not render our CTLM® obsolete.  There can be no assurance that the development of new types of diagnostic medical equipment or technology will not have a material adverse effect on our business, financial condition, and results of operations.

Risks associated with our securities

Our common stock is considered "a penny stock" and may be difficult to sell.

The SEC adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions.  Presently, the market price of our common stock is substantially less than $5.00 per share and therefore may be designated as a "penny stock" according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.  In addition, since our common stock is traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of our common stock.

10-K Main Table of Contents

The volatility of our stock price could adversely affect your investment in our common stock.

The price of our common stock has fluctuated substantially since it began trading on the OTC Bulletin Board in September 1994.  For example, in the current fiscal year which began July 1, 2011, the bid price ranged from a low of $0.012 in the first quarter to a high of $0.022 in the first quarter, and in our last fiscal year which ended June 30, 2011, the bid price ranged from a low of $0.0132 in the second quarter to a high of $0.041 in the first quarter.  The market price of our shares, like that of the common stock of many other medical device companies, is likely to continue to be highly volatile.  Factors that may have an impact on the price of our common stock include:

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

Until the time when we are able to generate material revenues, we are dependent on equity or other financing to continue operations.  We will require substantial additional funds for our operations, the costs associated with the FDA approval process and the costs associated with advanced product development activities.  In order to successfully launch our medical device internationally, we would need sufficient financing to provide centers of excellence for demonstration and training in our largest potential markets, exhibit at industry leading medical trade shows and to market the technology through placement of ads and scientific articles in medical publications and trade journals.  Without the necessary funding, we have been unable to install a sufficient number of CTLM® systems to establish centers of excellence, and this has materially adversely affected our international commercialization efforts.  In the event that we are unable to utilize our Equity Credit Line, our common shares may be used for the conversion of new preferred stock or debentures or to accommodate other future issuances of equity securities.

We now have issued and outstanding 985,468,507 shares of common stock out of 2,000,000,000 authorized shares.

Based on 93% of the three day average closing bid price of our common stock in a ten day pricing window, hypothetically on September 20, 2011 of $0.012 per share, 1,117,410,714 shares would be required to be issued to draw the entire $12,515,000 balance available under the Southridge Private Equity Credit Agreement; however, our ability to use the equity credit line at any particular time will be limited by the number of shares currently authorized and based on our stock price at the time, unless our shareholders approve an increase in our authorized shares.

As of September 20, 2011, we would be required to issue hypothetically 1,580,048,116 authorized shares apportioned as follows:

10-K Main Table of Contents

•	1,117,410,714 shares for complete utilization of the Southridge Private Equity Credit Agreement
•	36,047,254 shares required for the exercise of all outstanding options, of which a total of 30,377,000 shares are subject to options granted to our three executive officers.
•	13,333,333 shares required for the conversion of the 20 shares of Series L Convertible Preferred Stock.
•	130,000,000 shares required to be registered for conversion of a $1.8 million convertible promissory note held by JMJ Financial.
•	120,000,000 shares to be reserved for conversion of a potential $1.6 million of additional funding which JMJ may provide, subject to our approval.
•
If we choose to redeem all of our outstanding short and long-terms debts with shares of our common stock, we will have to issue approximately 190,067,726 of which 26,810,911 shares are already covered by the $400,000 advanced thus far by JMJ Financial.

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

Our management beneficially owns 53,152,794 shares of our common stock or 5.39% (assuming exercise of their currently exercisable options) of our common stock.  Although management owns a minority of the outstanding common stock, since we do not have cumulative voting, and since, in all likelihood the officers and directors will be voting as a block

10-K Main Table of Contents

and will be able to obtain proxies of other shareholders, management may remain in a position to elect all of our directors and control our policies and issue up to 1,117,410,714 shares to draw the balance of $12,515,000 available under the Southridge Private Equity Credit Agreement.  The amounts of shares issuable under the Southridge Private Equity Credit Agreement or any subsequent Private Equity Credit Agreement could increase substantially if our common stock price declines.  Dilution to management's ownership percentage as a result of share issuances under the Southridge Private Equity Credit Agreement and subsequent financings could cause a change in control.

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

We hold the rights, through an exclusive patent licensing agreement, for the use of the patent for the CTLM® technology.  In addition, we own 20 patents and have 2 additional United States patents pending with regard to optical tomography.  We also have three non-exclusive licensing agreements for software from third-parties. If any of these agreements were terminated, our operations may be curtailed until alternative solutions were found.

In June 1998, IDSI signed an exclusive patent license agreement with the late Richard Grable, which covers some of the technology for the CTLM®.  The term of the license is for the life of the Patent (17 years) and any renewals, subject to termination under specific conditions.  The Patent Licensing Agreement has an expiration date of December 2, 2014.  As consideration for this license, Mr. Grable received 7,000,000 shares of common stock and a royalty based upon a percentage, ranging from 6% to 10%, of the dollar amount earned from each sale before taxes minus the cost of the goods sold and commissions or discounts paid.  The license agreement provided Mr. Grable with protection against dilution where, upon the occurrence of any stock dividend, stock split, combination or exchange of shares, reclassification or recapitalization of the Company's common stock, reorganization of the Company, consolidation with or merger into or sale or conveyance of all or substantially all of the Company's assets to another corporation or any other similar event which serves to decrease the number of Shares issued pursuant to the agreement (the "Event"), Mr. Grable shall receive, as additional consideration, that number of shares equal to the difference between the 7,000,000 Shares issued under the agreement and the number of Shares Mr. Grable has remaining subsequent to the Event.

The license agreement may be terminated at any time by Mr. Grable in the event that IDSI shall fail to perform any of its covenants and obligations in the agreement.  Upon written notice of termination delivered to IDSI by Mr. Grable, stating the nature and character of the breach and allowing IDSI an opportunity to cure such failure within 15 days after giving notice, if the failure has not been corrected by IDSI within the 15 day period Mr. Grable may terminate the agreement without the requirement of any additional notice to IDSI to that effect.  Notwithstanding the above, Mr. Grable is not required to give IDSI the opportunity to correct a default that is a repetition within any 12 month period of a prior default for the same cause and may terminate the agreement by written notice in that event.

The royalty provisions do not apply to sales made prior to receipt of FDA marketing clearance for the CTLM®.  In addition, following FDA marketing clearance, Mr. Grable would be eligible for minimum royalties of $250,000 per year based on the sales of the products and goods in which the CTLM® patent is used.  Mr. Grable’s interests in the patent license agreement passed to his estate in August 2001.  Linda B. Grable, our Chairman and CEO, is the principal beneficiary of Mr. Grable’s estate.

10-K Main Table of Contents

The following table sets forth the Patent licensing royalty structure:

ANNUAL ADJUSTED SALES	PERCENTAGE
$0 to $1,999,999	10%
$2,000,000 to $3,999,999	9%
$4,000,000 to $6,999,999	8%
$7,000,000 to $9,999,99	7%
Greater than $10,000,000	6%

The Patent Licensing Agreement was originally filed as Exhibit 10.2 to our Form S-2 on July 21, 1998 as a text document.  To make the Patent Licensing Agreement more accessible on EDGAR, we re-filed the Agreement on March 15, 2011, Exhibit 10.115 in Amendment No. 2 of our S-1 Registration Statement.

Our business would lose its primary competitive advantage if we are unable to protect our proprietary technology, or if substantially the same technology is developed by others.

We rely primarily on a combination of trade secrets, patents, copyright and trademark laws, and confidentiality procedures to protect our technology.  Our ability to compete effectively in the medical imaging products industry will depend on our success in protecting our proprietary technology, both in the United States and abroad.  There can be no assurances that any patent that we apply for will be issued, or that any patents issued will not be challenged, invalidated, or circumvented, that we will have the financial resources to enforce them, or that the rights granted will provide any competitive advantage.  We hold 17 foreign patents; however, we have applied for 2 patents in various foreign countries.  We could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties, the expenditure of which we might not be able to afford.  Although we have entered into confidentiality and invention agreements with our employees and consultants, there can be no assurance that these agreements will be honored or that we will be able to protect our rights to our non-patented trade secrets and know-how effectively.  There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.  In addition, we may be required to obtain licenses to patents or other proprietary rights from third parties.  If we do not obtain required licenses, we could encounter delays in product development or find that the development, manufacture, or sale of products requiring these licenses could be foreclosed.  Additionally, we may, from time to time, support and collaborate in research conducted by universities and governmental research organizations.  There can be no assurance that we will have or be able to acquire exclusive rights to the inventions or technical information derived from such collaborations or that disputes will not arise with respect to rights in derivative or related research programs that we conducted in conjunction with these organizations.

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

10-K Main Table of Contents

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

Risks associated with our business

We must comply with extensive governmental regulations and have no assurance of receiving critical regulatory approvals or clearances, the lack of which could cause us to cut back or cease operations.

A delay or inability to obtain any necessary United States, state or foreign regulatory clearances or approvals for our products would prevent us from selling the CTLM® system in the U.S. and other countries.

In the United States, the CTLM® is regulated as a medical device and is subject to the FDA's requirements for marketing clearance.

A premarket approval (PMA) is the FDA process of scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices.  Class III devices are those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potentially unreasonable risk of illness or injury.  Due to the level of risk associated with Class III devices, the FDA has determined that general and special controls alone are insufficient to assure the safety and effectiveness of Class III devices.  Therefore, these devices require a PMA application in order to obtain marketing clearance.

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

In 2006, we made changes to bring the CTLM® system to its most current design level.  We believe these changes improved the CTLM®’s image quality and reliability.  Upgraded CTLM® systems were installed at our U.S. clinical sites and data collection proceeded in accordance with our clinical protocol.  The data collection continued from 2006 to 2010 progressing slowly due to low patient volume pursuant to the inclusion criteria of our clinical protocol.

We announced in March 2009 that our research and development team achieved a technical breakthrough with a new reconstruction algorithm that improved the visualization of angiogenesis in the CTLM® images.  Angiogenesis is the process in which new blood vessels are formed in response to a chemical signal sent out by cancerous tumors. The CTLM visualizes the blood distribution in the breast, to detect the new blood vessels (angiogenesis) required for cancerous lesions to grow.  The improved algorithm enhances the images by reducing the number of artifacts occasionally produced during an examination, thereby making diagnosis easier.  We also incorporated streamlined numerical methods into the software so that the new algorithm does not require additional computing resources, allowing us to provide the improved functionality to existing customers as a software upgrade.

As of May 2009, 10 clinical sites had participated in the clinical trials and at the time we believed we had sufficient clinical data to support our PMA application.  However, we did not have sufficient financing to support the clinical sites, initiate the reading phase, the statistical analysis study and the submission of the PMA application to the FDA.

10-K Main Table of Contents

Through the years, new MRI and other dedicated breast imaging systems gained FDA marketing clearance pursuant to applications under the FDA’s Section 510(k) premarket notification.  In the last several years, the De Novo 510(k) process became an alternate pathway for new technologies with low to moderate risk an opportunity to seek FDA marketing clearance through this simpler process.  In addition, laser safety data and clinical safety and efficacy data were obtained through previous clinical trials to support an FDA application through the traditional 510(k) process.  We believe our CTLM® system is of low to moderate risk due to the series of technical studies conducted as well as the series of clinical studies we were engaged in which led the FDA to determine in 2004 that our clinical studies were a Non Significant Risk (NSR) device study.

A Section 510(k) premarket notification is a premarket submission made to the FDA to demonstrate that the device to be marketed is at least as safe and effective as, that is, substantially equivalent to, a legally marketed device that is not subject to PMA.  Submitters must compare their device to one or more similar legally marketed devices and make and support their substantial equivalency claims.  A legally marketed device is a device that was legally marketed prior to May 28, 1976 for which a PMA is not required, or a device which has been reclassified from Class III to Class II or I, or a device which has been found to be substantially equivalent through the 510(k) process.  The legally marketed device(s) to which equivalence is drawn is commonly known as the "predicate" device.

To submit a Section 510(k) premarket notification application, a company must meet the following guidelines:

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

One possible outcome resulting from applying for a Section 510(k) premarket notification of intent to market that we believed would have been an option, was the evaluation of automatic class III designation, commonly referred to “De Novo process”.  The De Novo process is an alternate pathway provided by the FDA to classify certain new devices that had automatically been placed in Class III due to lack of a predicate.  The De Novo classification process was created to provide a mechanism for the classification of certain lower-risk devices for which there is no predicate, but would otherwise fall into Class III.  The De Novo process is most applicable when the risks of a device are well-understood and appropriate special controls can be established to mitigate those risks.

The de novo process cannot be requested until a Section 510(k) premarket notification has been submitted and the FDA responds with a determination that the device is “not substantially equivalent” (NSE) to the predicate device.  The FDA then classifies the applicant devices into Class III designation. Applicants who receive a class III determination from the FDA may request an evaluation for reclassification into Class I or II.

In March 2010, we decided to focus on the possibility of obtaining FDA marketing clearance through a Section 510(k) premarket notification for our CTLM® system instead of a PMA application based on our own research of other medical imaging devices that received a Section 510(k) premarket notification, such as the Aurora MRI Breast Imaging System (the “breast MRI”).  Other sources of our research were obtained through reading medical imaging industry publications, the FDA’s website, and discussions with attendees at medical imaging trade shows; specifically the Radiological Society of North America in Chicago, IL in November 2009; Arab Health Show in Dubai, UAE in January 2010, and European Congress of Radiology in Vienna, Austria in March 2010.  We began the process of examining the various potential predicate devices that could be credible to support our Section 510(k) premarket notification application.

In July 2010, we made our decision to select as our predicate device the breast MRI.  This decision was made as a result of our examination of comparative clinical images between CTLM® and breast MRI, which are both functional molecular imaging devices having the ability to visualize angiogenesis in the breast.  We began preparing the Section 510(k)

10-K Main Table of Contents

premarket notification submission and engaged the services of a FDA regulatory consultant to review our preliminary draft and then re-engaged the services of our FDA regulatory counsel to complete the Section 510(k) premarket notification application and to submit it to the FDA.

On November 22, 2010, we submitted a Section 510(k) premarket notification application to the FDA for its review.  We believed that the Section 510(k) premarket notification submission was the best process to obtain U.S. marketing clearance in the least burdensome and most timely manner.  FDA marketing clearance would enable us to market and sell the CTLM® system throughout the United States. Also, we believed that receipt of U.S. marketing clearance will substantially enhance our ability to sell the CTLM® in the international market.

On January 21, 2011, we received a request for additional information from the FDA regarding our Section 510(k) premarket notification application.  A request for additional information is quite common during the FDA review process.  Due to the extensive amount of additional information requested, we filed the response to the FDA request on July 8, 2011. Upon receipt of our response at the FDA offices, the FDA 90-day response time clock was re-activated. Consequently, we expected to get either an FDA determination on our Section 510(k) application or another request for additional information within the next 90-day time frame.

On August 2, 2011, we received official notification from the FDA that the review of our Section 510(k) premarket notification application had been completed and that the FDA determined that the device, (CTLM®), is not substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976, the enactment date of the Medical Device Amendments, or to any device which has been reclassified into Class I (General Controls) or Class II (Special Controls), or to another device found to be substantially equivalent through the Section 510(k) process.  This decision was based on the fact that the FDA was not aware of a legally marketed preamendments device labeled or promoted for using “Diffuse Optical Tomography” (DOT) to image the optical attenuation properties of breast tissue in order to aid the diagnosis of cancer, other conditions, diseases, or abnormalities.  Therefore, this device was classified by statute into class III (Premarket Approval), under Section 513(t) of the Federal Food, Drug, and Cosmetic Act (the “Act”).  All FDA determined Class III devices must fall under Section 515(a)(2) of the Act (which) requires a class III device to have an approved application (PMA) before it can be legally marketed.

The determination by the FDA that our CTLM® imaging technology will now be recognized as a DOT device and that there are no other DOT devices known to the FDA, presents us with a unique technological opportunity. Essentially, IDSI could be the first medical imaging company to file a PMA application for a Diffuse Optical Tomography breast imaging device.  Since the FDA has identified CTLM® as a class III device, a formal clinical study will be required to obtain PMA approval.  We have begun the PMA process and plan to use clinical studies previously collected, if permitted to do so by the FDA, in addition to new studies we plan to collect over the next several months.

In previous filings, management had disclosed the potential to have our CTLM® device approved through the FDA “De Novo” process.  This process would only become an option to us if the FDA did not approve our 510(k) premarket notification of intent to market the device.  While waiting for a ruling from the FDA on our 510(k) premarket notification of intent to market the CTLM®, management continued to research the advantages and disadvantages regarding the potential option to initiate a De Novo application if the FDA determined our traditional 510(k) application to be “Not Substantially Equivalent”.  Our research identified several articles illustrating the potential pitfalls of going down the De Novo pathway.  One such article from Medical Device Consultants (MDCI), a full service contract research organization and consulting firm that helps emerging and established firms commercialize novel and innovative medical devices, dated March 21, 2011(included below) best summarizes the issues that we would face if we choose the De Novo pathway.

“The De Novo process has been around since the implementation of the FDA Modernization Act of 1997 (FDAMA). The FDAMA was intended to help improve the efficiency of bringing low-risk medical devices to market, allowing for simpler reclassification of devices that were classified as Class III due to the lack of a suitable predicate.  The section of the FDAMA that handled this aspect of medical device classification (Section 513(f)(2)) became known as the De Novo process.

De Novo is a two-step process that requires a company to submit a 510(k) and complete a standard review, including an analysis of the risk to the patient and operator associate with the use of the device and the substantial equivalence rationale. Once that has been accomplished, and the medical device in question has been determined to be Not Substantially Equivalent (NSE) by the FDA, the product is automatically classified as a Class III device.  The manufacturer can then submit a request for evaluation of Automatic Class III designation to have the product reclassified from Class III into Class I or Class II.  The FDA will review the device classification proposal and either recommend special controls to create a new Class I or II device classification or determine that the product is a Class III device. If FDA determines that the level

10-K Main Table of Contents

 of risk associated with the use of the device is appropriate for a Class II or Class I designation, then the product can be cleared as a 510(k) and FDA will issue a new classification regulation and product code. This also adds the device in question to the predicate pool, which in turn broadens the market for other medical device companies considering products in a similar therapeutic area. If the device is not approved through De Novo, then it must go through the standard premarket approval (PMA) process for Class III devices.

The number of FDA NSE determinations due to the lack of a suitable predicate is very low for those low risk medical devices that have the potential for reaching the market via the De Novo process. Medical device manufacturers are attracted to the cost efficiencies associated with the De Novo process when compared against the investment and post-market FDA oversight associated with a PMA. Unfortunately, the time to market for devices eligible for the De Novo process can be very long.

FDAMA calls for the FDA to review and return a decision on a De Novo reclassification submission within 60 days of receipt (the initial submission must be sent by the manufacturer within 30 days of receiving NSE notification). In practice, however, the amount of time taken to review De Novo requests by the FDA and issue the special controls guidance has risen from 62 days in 2006 to 241 days since 2007. Tacked on to the 510(k) review times, devices traveling the De Novo pathway average 482 days of review time from beginning to end.

Further compounding the delays associated with De Novo is the fact that the entire process resembles a procedural “black hole.” The FDA is not required to provide any updates concerning the status of a De Novo application, nor is there any simple way for medical device manufacturers to track a De Novo submission on their own.

De Novo is rare in the realm of low-risk medical devices – a mere 54 products took this particular route between 1998 and 2009. Given the extensive delays associated with the process, MDCI advises medical device companies to consider all other market approval pathways before deciding on to pursue a De Novo reclassification.”

Prepared by Benjamin Hunting, Cindy Nolte, and Helen Mayfield
MDCI Blogging Team”

Understanding that the above statements were a fair representation of the regulatory industry's general feelings towards the FDA De Novo process, management decided to accept and heed the FDA's letter (received on August 2, 2011) detailing their decision of CTLM® being “not substantially equivalent” and furthermore, accepting their recommendation that CTLM® is a class III device that would require a PMA submission.  Other considerations such as comparing time frames between De Novo and the PMA process were taken into account.  The average De Novo application took 482 days to be reviewed compared to the average PMA review of 284 days.  In addition, upon further review, both the De Novo and PMA process require virtually identical clinical safety and efficacy data; therefore, the PMA path was chosen.  Management has identified potential FDA regulatory consultants who can guide us through the complete PMA application process and is presently in contract negotiations with several prospective consulting firms.

In summary, our management team believes that the more structured and proven PMA application approach with its semi-rigid timetable for mandatory responses would provide us with the best route to achieve marketing clearance for our innovative new imaging modality that in the future will be classified as Diffuse Optical Tomography.

The CTLM® system is a Diffuse Optical Tomography (DOT) CT-like scanner.  Its energy source is a laser beam and not ionizing radiation such as is used in conventional x-ray mammography or CT scanners.  The advantages of imaging without ionizing radiation may be significant in our markets.  CTLM® is an emerging new imaging modality offering the potential of functional molecular imaging, which can visualize the process of angiogenesis which may be used by the radiologist to distinguish between benign and malignant tissue.  X-ray mammography is a well-established method of imaging the breast but has limitations especially in dense breast cases.  While x-ray mammography and ultrasound produce two dimensional images (2D) of the breast, the CTLM® produces 3D images.  Ultrasound is often used as an adjunct to mammography to help differentiate tumors from cysts or to localize a biopsy site.  We believe the CTLM® will be used to provide the radiologist with additional information to manage the clinical case; help diagnose breast cancer earlier; reduce diagnostic uncertainty especially in mammographically dense breast cases; and may help decrease the number of biopsies performed on benign lesions.  Because breast cancers nearly always develop in the dense tissue of the breast (not in the fatty tissue), older women who have mostly dense tissue on a mammogram are at an increased risk of breast

10-K Main Table of Contents

cancer.  Abnormalities in dense breasts can be more difficult to detect on a mammogram.  The CTLM® technology is unique and patented.  We intend to develop our technology into a family of related products.  We believe these technologies and clinical benefits constitute substantial markets for our products well into the future.

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

We have commenced international sales efforts for the CTLM® in Asia, Europe, China, South America, and the Middle East.  Our marketing plans for the Middle East are subject to the following: that (i) certain Middle Eastern countries are subject to economic sanctions, (ii) IDSI is not marketing and will not market the CTLM® in countries that are subject to economic sanctions, and (iii) IDSI has and will have no agreements, commercial arrangements, or other contacts with the government or entities controlled by the government in any such country for so long as the sanctions remain in place.  Until we receive marketing clearance from the FDA to market the CTLM® in the United States, our revenues, if any, will be derived from sales to international distributors.  A significant portion of our revenues may be subject to the risks associated with international sales, including:

•	economic and political instability,
•	shipping delays,
•	fluctuation of foreign currency exchange rates,
•	foreign regulatory requirements,
•	various trade restrictions, all of which could have a significant impact on our ability to deliver products on a timely basis, and
•	inability to collect outstanding receivables to the extent that irrevocable letters of credit are not used.

Significant increases in the level of customs duties, export quotas or other trade restrictions could have a material adverse effect on our business, financial condition and results of operations.  The regulation of medical devices in foreign countries continues to develop, and there can be no assurance that new laws or regulations will not have an adverse effect on us.  In order to minimize the risk of doing business with distributors in countries which are having difficult financial times, our international distribution agreements may require payment via an irrevocable letter of credit drawn on a United States bank prior to shipment of the CTLM®.

Our business has the risk of product liability claims, and preferred insurance coverage may be expensive or unavailable, which may expose us to material liabilities.

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, and marketing of cancer detection products.  Significant litigation, not involving us, has occurred in the past based on the allegations of false negative diagnoses of cancer.  There can be no assurance that we will not be subjected to claims and potential liability.  Although the FDA does not require product liability insurance with regard to clinical investigations, we previously carried $3,000,000 in product liability insurance to cover both clinical sites and sales.  As part of our cost savings initiatives, we cancelled the policy as we have not had any adverse experiences after conducting more then 17,000 patient scans worldwide.  We have assumed the risk of product liability.  A successful product liability claim against us could have a material adverse effect on the Company.  Furthermore, there can be no assurance that, in the future, we will be able to obtain adequate or maintain product liability insurance on acceptable terms.

10-K Main Table of Contents

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

On July 21, 2011, we entered into an agreement with Ft. Lauderdale Business Plaza Associates, an unaffiliated third-party, for an additional 4,800 square feet of commercial office space at 5301 NW 35th Terrace, Ft. Lauderdale, Florida.  The term of the lease will run concurrent with our original lease commencing on September 1, 2011 and terminating on September 30, 2013.  The monthly base rent for the initial year is $4,500 plus applicable sales tax and increase by 3.5% each year to the lease expiration.

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

Based on our preliminary investigation of this matter, we believed that this claim was without merit, and we vigorously defended the case.  Our Italian counsel responded to the lawsuit in November 2008 and requested and was granted an extension to May 2009 to respond.  Our counsel filed our defenses in the Court of Venice at a hearing held in June 2009.  The judge set the next hearing for March 3, 2010 in order to allow the parties to clarify their claims and defenses.  At the hearing, the plaintiffs did not prove all of the facts underlying their claims.  The Judge set a hearing for November 10, 2010 for the “clarification of conclusions”.  At that time, our counsel planned to present our demand for damages from “vexatious litigation” by the plaintiffs.  The November 10, 2010 hearing was postponed until November 17, 2010.  At the hearing, the plaintiffs failed to present their statements to the court in a timely manner and therefore, we believe that the plaintiffs should no longer be able to pursue any legal remedy in this matter.  The last hearing of the case was held on November 17, 2010.  We will have to wait for the court to issue a final dismissal in this matter.  A hearing has been scheduled for September 28, 2011 where our attorney will have the opportunity to seek a dismissal in this case.

10-K Main Table of Contents

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

On April 15, 2011, we entered into a settlement with Mr. Levin.  While we believe that we have substantial defenses to Mr. Levin’s claim because we believe he was paid in full for his services and received all of the shares due from the exercise in full of the Warrant at $0.005 per share, we settled the matter to avoid costly litigation.  Pursuant to the settlement, we agreed to issue to Mr. Levin, based on a cashless exercise as to 50% of the disputed shares, 2,907,333 shares of common stock upon the receipt of shareholder approval of the increase in authorized shares.  The cashless exercise is based on the market price of IDSI stock on December 28, 2010 ($.04), when Mr. Levin tendered his warrant exercise as to the disputed shares.  The settlement stipulation was filed with the court on May 18, 2011, and the 2,907,333 shares were issued on July 18, 2011. This case is now closed.

Item 4.  Submission of Matters to a Vote of Security Holders

On July 12, 2011, we held our annual meeting of stockholders at the Sheraton Suites Cypress Creek, 555 NW 62nd Street, Fort Lauderdale, Florida for the following purposes:

1.     To elect two directors to serve until the next annual meeting
2.	To approve a proposal to amend our Articles of Incorporation to increase the number of authorized shares of our common stock, no par value, from 950,000,000 to 2,000,000,000;
3.	To consider and act upon a proposal to adopt our 2010 Non-Statutory Stock Option Plan;
4.	To ratify the appointment by the Board of Directors of Sherb & Co., LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2011;
5.	To hold an advisory vote on the compensation of our named executive officers as described in our proxy statement;
6.	To hold an advisory vote on how frequently (every one, two or three years) shareholders prefer that we conduct an advisory vote of stockholders on the compensation of our named executive officers; and
7.	To conduct any other business properly brought before the meeting.

10-K Main Table of Contents

As to proposal no. 1, the stockholders elected two incumbent directors with the following votes:

Linda B. Grable	FOR 93,997,847	WITHHELD 12,912,365
Allan L. Schwartz	FOR 92,811,350	WITHHELD 14,098,862

As to proposal no. 2, the stockholders voted in favor of the proposal.  The affirmative vote of a majority of the outstanding shares of the Common Stock present in person or by proxy at the Annual Meeting and entitled to vote was required to approve the proposal to amend our Articles of Incorporation to increase the number of authorized shares from 950,000,000 to 2,000,000,000.  The vote was as follows:

FOR 598,801,481	AGAINST 115,527,185	ABSTAIN 2,097,143

As to proposal no. 3, the stockholders voted to adopt our 2010 Non-Statutory Stock Option Plan.  The affirmative vote of a majority of the outstanding shares of the Common Stock present in person or by proxy at the Annual Meeting and entitled to vote was required to approve the proposal.  The vote was as follows:

FOR 80,416,167	AGAINST 24,548,748	ABSTAIN 1,945,297

As to proposal no. 4, the stockholders voted to ratify the Board of Directors’ appointment of Sherb & Co., LLP as independent auditors of the Company for the fiscal year ending June 30, 2011.  The affirmative vote of a majority of the outstanding shares of the Common Stock present in person or by proxy at the Annual Meeting and entitled to vote was required to ratify the proposal.

FOR 687,596,229	AGAINST 22,485,887	ABSTAIN 6,343,693

As to proposal no. 5, the stockholders voted to hold an advisory vote on the compensation of our named executive officers as described in our proxy statement.  To be approved the advisory vote on the compensation of our named executive officers, required a "For" vote from the majority of shares present and entitled to vote either in person or by proxy.

FOR 91,350,893	AGAINST 13,161,967	ABSTAIN 2,397,352

As to proposal no. 6, the stockholders voted to hold an advisory vote on how frequently (every one, two or three years) they prefer that we conduct an advisory vote of stockholders on the compensation of our executive officers as described in our proxy statement.  The stockholders voted to hold the advisory vote on executive compensation each year.

1 YEAR 94,587,673	2 YEARS 4,998,424	3 YEARS 5,582,930	ABSTAIN 1,741,185

10-K Main Table of Contents

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

QUARTER ENDING	High Bid	Low Bid

FISCAL YEAR 2009
First Quarter	$0.055	$0.012
Second Quarter	$0.048	$0.02
Third Quarter	$0.023	$0.007
Fourth Quarter	$0.009	$0.005

FISCAL YEAR 2010
First Quarter	$0.011	$0.004
Second Quarter	$0.029	$0.007
Third Quarter	$0.068	$0.018
Fourth Quarter	$0.063	$0.02

FISCAL YEAR 2011
First Quarter	$0.034	$0.02
Second Quarter	$0.041	$0.0132
Third Quarter	$0.04	$0.023
Fourth Quarter	$0.025	$0.013

FISCAL YEAR 2012
First Quarter (until September 20, 2011)	$0.022	$0.012

On September 20, 2011, the closing trade price of the common stock as reported on the OTC Bulletin Board was $0.012.  As of such date, there were approximately 2,809 registered holders of record of our common stock.

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

As of the date of this report, Whalehaven had sold to Alpha a total of $100,000 principal amount of the August Debenture and received from Alpha a total of $50,000 principal amount of the November Debenture, which it had acquired from Alpha on March 17, 2009 in connection with the sale of $50,000 of the August Debenture to Alpha.

As of the date of this report, Whalehaven had converted the $300,000 of the August Debenture which it did not sell to Alpha and has received 36,841,918 shares as a result.

10-K Main Table of Contents

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

As of the date of this report, Alpha had converted $100,000 of the August Debenture and received 17,313,265 shares as a result.  Alpha has converted $150,000 of the November Debenture and has received 28,429,066 shares as a result.  Thus, Alpha has converted all of its August and November Debentures into 45,742,331 shares of common stock which does not include interest.  In October 2009, we issued Alpha 2,166,263 shares as a result of the 8% interest on their portion of the debentures.

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

In the event that we issue preferred stock without a limit on the number of shares that can be issued upon conversion and the price of our common stock decreases, the percentage of shares outstanding that will be held by preferred holders upon conversion will increase accordingly.  The lower the market price the greater the number of shares to be issued to the preferred holders, upon conversion, thus increasing the potential profits to the holders when the price per share increases and the holders sell the common shares.  In addition, the sale of a substantial amount of preferred stock to relatively few holders could cause a possible change-in-control.  In the event of a voluntary or involuntary liquidation while the preferred stock is outstanding, the holders will be entitled to a specified preference in distribution of our property available for distribution.  As of the date of this report there are 20 shares of Series L Convertible Preferred Stock. (See “Issuance of Stock in Connection with Short-Term Loans”)

Series K Preferred

See “Financing/Equity Line of Credit”.

10-K Main Table of Contents

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

Issuance of Stock in Connection with Short-Term Loans
In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  As of the date of this report, we have repaid an aggregate principal and premium in the amount of $148,500 on these short-term notes and owe a balance of $180,100 of which $100,000 is the principal remaining from one note and $80,100 is the balance of premium due from three notes.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through September 30, 2011 for 3% additional premium per month.  In connection with all of the extensions, a total of $43,600 of additional premium was accrued as of the date of this report.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through July 31, 2011 for 3% additional premium per month on each note.  In connection with these extensions a total of $137,800 of additional premium was accrued for the December 2009 notes as of the date of this report.  In April 2011, Southridge purchased a total of $200,000 in principal value of promissory notes from the private investor.  Southridge converted $100,000 principal and $55,600 premium into 20,746,666 shares of our common stock that was previously issued as collateral.

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and

10-K Main Table of Contents

a third extension to October 31, 2010.  Further extensions of the notes were made through July 31, 2011 for 3% additional premium per month on each note.  In January 2011, Southridge purchased a total of $600,000 in principal value of promissory notes from the private investor.  As of the date of this report, Southridge has converted $425,000 principal and $200,051 premium into 32,397,016 shares of our common stock of which 31,056,108 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.  Although we are in technical default of these two notes, the holder, Southridge has elected to convert these notes into common shares.  In connection with these prior extensions and the accrual of the additional premiums through September 30, 2011, a total of $232,500 of additional premium was accrued for the January 2010 notes as of the date of this report.

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

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we were obligated to pay back his principal, $10,800 in premium and issue 3,000,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our annual meeting to be held on July 12, 2012.  On September 9, 2011, we issued the 3,000,000 common shares pursuant to Rule 144.  We received an extension of maturity date to September 30, 2011 for this note.

In November and December 2010, we received a total of $145,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before March 31, 2011.  We received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $145,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In January 2011, we received a total of $157,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $157,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In February 2011, we received a total of $115,000 from Southridge pursuant to two short-term promissory notes.  Both notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $115,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In March 2011, we received $60,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before

10-K Main Table of Contents

May 31, 2011.  We received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $60,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In April 2011, we received $165,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  We received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $165,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In May 2011, we received $80,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  We received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $80,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In July 2011, we received $150,000 from Southridge pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $150,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In August 2011, we received $82,500 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $7,500, respectively.  The $100,000 notes provided for a $25,000 discount upon issuance as additional consideration and both notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $107,500 principal amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In August 2011, we received $50,000 from OTC Global Partners, LLC pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before March 1, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  OTC Global Partners, LLC may elect at an Event of Default to convert any part or all of the $50,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.014 or (b) 65% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In September 2011, we received $100,000 from Southridge pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

On May 11, 2011, Southridge executed a debt to equity conversion of a $80,000 short-term promissory note dated November 11, 2010 plus accrued interest of $3,174.  We issued Southridge 11,089,826 common shares pursuant to Rule 144 based on an agreed exchange price of $0.0075 per share.  We still owe Southridge $12,000 in premium associated with this note.

On July 13, 2011, Southridge executed a debt to equity conversion of a $14,000 short-term promissory note dated December 16, 2010 plus accrued interest of $641.  We issued Southridge 1,464,132 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $2,100 in premium associated with this note.

10-K Main Table of Contents

On July 13, 2011, Southridge executed a debt to equity conversion of a $51,000 short-term promissory note dated December 22, 2010 plus accrued interest of $2,269.  We issued Southridge 5,326,915 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $7,650 in premium associated with this note.

On July 21, 2011, Southridge executed a debt to equity conversion of a $55,000 short-term promissory note dated January 13, 2011 plus accrued interest of $2,278.  We issued Southridge 5,727,836 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $8,250 in premium associated with this note.

On July 21, 2011, Southridge executed a debt to equity conversion of a $22,000 short-term promissory note dated January 19, 2011 plus accrued interest of $882.  We issued Southridge 2,288,241 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $3,300 in premium associated with this note.

On August 24, 2011, Southridge executed a debt to equity conversion of a $80,000 short-term promissory note dated January 28, 2011 plus accrued interest of $3,647.  We issued Southridge 8,364,712 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $12,000 in premium associated with this note.

On August 24, 2011, Southridge executed a partial debt to equity conversion of a $80,000 short-term promissory note dated February 7, 2011 in which they converted $20,000 principal plus accrued interest of $868.  We issued Southridge 2,086,795 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $60,000 principal, $12,000 in premium and $2,683 in interest associated with this note.

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to September 20, 2011, Southridge issued notices of conversion to settle $525,000 in principal plus accrued premiums totaling $255,651 into 53,143,682 shares of our common stock, of which 51,802,774 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.

As of the date of this report, we owe a total of $2,061,944 of short term debt of which $1,437,444 is principal, $606,824 is accrued premium and $17,676 is accrued interest.  A promissory note totaling $60,000 in principal has been extended to September 30, 2011; five promissory notes totaling $575,000 in principal have a maturity date that has been extended to September 30, 2011; four promissory notes totaling $249,944 in principal have a maturity date of September 30, 2011; four promissory notes totaling $245,000 in principal have a maturity date of September 30, 2011; four promissory notes totaling $357,500 in principal have a maturity date of December 31, 2011; and one promissory note with $50,000 in principal has a maturity date of March 1, 2012.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $852,056 principal, $255,651 in premium, and $13,760 in interest has been converted into 89,492,139 shares of our common stock of which 51,802,774 shares were collateral shares and 37,689,365 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $475,000 principal of the remaining notes.

There can be no assurances that we will be able to pay our short-term loans when due.  If we default on any or all of the notes due to the lack of new funding, the holders could exercise their right to sell the remaining 3,561,133 collateral shares and could take legal action to collect the amount due which could materially adversely affect IDSI and the value of our stock.

Issuance of Stock in Connection with Long-Term Loans

On February 23, 2011, we entered into a Convertible Promissory Note Agreement with an unaffiliated third party, JMJ Financial (the “Lender” or “JMJ”), relating to a private placement of a total of up to $1,800,000 in principal amount of a Convertible Promissory Note (the “Note”) providing for advances of a gross amount of $1,600,000 in seven tranches.  Pursuant to the terms of a Registration Rights Agreement (the “Rights Agreement”) dated February 23, 2011, between the Company and JMJ, we are required to file within 10 days from the effective

10-K Main Table of Contents

date of an increase of authorized shares approved by our shareholders, an S-1 Registration Statement (the “Registration Statement”) covering 130,000,000 shares of Company common stock to be reserved for conversion of the Note.

Although our shareholders on July 12, 2011, voted to increase our authorized shares to 2,000,000,000, we have not filed the registration statement as required by the Rights Agreement.

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received $258,000 after deductions of $30,000 for a 10% Finder’s Fee and $12,000 for an Origination Fee.  The second tranche of $100,000 closed on May 20, 2011, and we received $93,000 after deduction of $7,000 for a 7% Finder’s Fee.  The remaining five tranches are to be funded based on achievement of milestones relating to the Registration Statement, with the final tranche of $300,000 being available 150 days after effectiveness of the Registration Statement, which must be effective 120 days after the date of the Agreement.  For the remaining five tranches, we are obligated to pay a Finder’s Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of the date of this report, $1,400,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $280,000 to terminate the agreement.

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

▪
At the time of each payment interval, the total dollar trading volume of Borrower’s common stock for the previous 23 trading days must be equal to or greater than $1,000,000.  The total dollar volume will be calculated by removing the three highest dollar volume days and summing the dollar volume for the remaining 20 trading days.

▪	At the time of each payment interval, there shall not exist an event of default as described within any of the agreements between Borrower and Holder.

10-K Main Table of Contents

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

On August 24, 2011, JMJ executed a debt to equity conversion of $36,015 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 3,500,000 common shares pursuant to Rule 144 based on a conversion price of $0.0103 per share.

On August 31, 2011, JMJ executed a debt to equity conversion of $41,160 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 4,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.01029 per share.

On September 15, 2011, JMJ executed a debt to equity conversion of $37,597 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 4,100,000 common shares pursuant to Rule 144 based on a conversion price of $0.00917 per share.  As of the date of this report, we now owe JMJ a total of $249,728 of which $185,228 in principal, $37,500 in consideration and $27,000 in interest associated with this first tranche.

As of the date of this report, we owe JMJ a total of $371,228 of which $285,825 is principal, $50,000 is consideration on the principal and $36,000 is interest.

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

Under the Sixth Private Equity Credit Agreement we have drawn down $2,042,392 and issued 227,000,000 shares of common stock.  On November 23, 2009, we terminated our Sixth

10-K Main Table of Contents

Private Equity Credit Agreement in connection with the execution of the Southridge Private Equity Credit Agreement.

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

As of the date of this report, we have drawn down $2,485,000 and issued 106,732,137 shares of common stock under the Private Equity Credit Agreement with Southridge, all pursuant to the Registration Statement declared effective in May 2010.

On December 21, 2010, we filed a new Registration Statement as amended, covering 35,487,756 shares which have been sold pursuant to the Southridge Private Equity Agreement.

On July 13, 2011, we filed a new Registration Statement covering 200,000,000 shares to be issued pursuant to the Southridge Private Equity Agreement.  This Registration Statement has not been declared effective.  After the filing of this Form 10-K, we will file an amendment to our S-1 Registration Statement.

10-K Main Table of Contents

As of the date of this report, since January 2001, we have drawn an aggregate of $45,199,650 in gross proceeds from our equity credit lines with Charlton and Southridge and have issued 532,408,149 shares as a result of those draws.

Southridge Partners II, LP - Short-Term Loans
In November and December 2010, we received a total of $145,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before March 31, 2011.  We received an extension of maturity date to July 31, 2011 for these notes.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $145,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In January 2011, we received a total of $157,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $157,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In February 2011, we received a total of $115,000 from Southridge pursuant to two short-term promissory notes.  Both notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $115,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In March 2011, we received $60,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $60,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In April 2011, we received $165,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  We received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $165,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In May 2011, we received $80,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  We received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $80,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In July 2011, we received $150,000 from Southridge pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $150,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

10-K Main Table of Contents

In August 2011, we received $82,500 from Southridge pursuant to two short-term promissory notes of which the principal on these notes were $100,000 and $7,500.  The $100,000 notes provided for a $25,000 discount upon issuance as additional consideration and both notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $107,500 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In September 2011, we received $100,000 from Southridge pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

On May 11, 2011, Southridge executed a debt to equity conversion of a $80,000 short-term promissory note dated November 11, 2010 plus accrued interest of $3,174.  We issued Southridge 11,089,826 common shares pursuant to Rule 144 based on an agreed exchange price of $0.0075 per share.  We still owe Southridge $12,000 in premium associated with this note.

On July 13, 2011, Southridge executed a debt to equity conversion of a $14,000 short-term promissory note dated December 16, 2010 plus accrued interest of $641.  We issued Southridge 1,464,132 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $2,100 in premium associated with this note.

On July 13, 2011, Southridge executed a debt to equity conversion of a $51,000 short-term promissory note dated December 22, 2010 plus accrued interest of $2,269.  We issued Southridge 5,326,915 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $7,650 in premium associated with this note.

On July 21, 2011, Southridge executed a debt to equity conversion of a $55,000 short-term promissory note dated January 13, 2011 plus accrued interest of $2,278.  We issued Southridge 5,727,836 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $8,250 in premium associated with this note.

On July 21, 2011, Southridge executed a debt to equity conversion of a $22,000 short-term promissory note dated January 19, 2011 plus accrued interest of $882.  We issued Southridge 2,288,241 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $3,300 in premium associated with this note.

On August 24, 2011, Southridge executed a debt to equity conversion of a $80,000 short-term promissory note dated January 28, 2011 plus accrued interest of $3,647.  We issued Southridge 8,364,712 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $12,000 in premium associated with this note.

On August 24, 2011, Southridge executed a partial debt to equity conversion of a $80,000 short-term promissory note dated February 7, 2011 in which they converted $20,000 principal plus accrued interest of $868.  We issued Southridge 2,086,795 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $60,000 principal, $12,000 in premium and $2,906 in interest associated with this note.

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to September 20, 2011, Southridge issued notices of conversion to settle $525,000 in principal plus accrued premiums totaling $255,651 into 53,143,682 shares of our common stock, of which 51,802,774 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.

10-K Main Table of Contents

From November 2010 through September 2011, we received a total of $1,079,500 from Southridge pursuant to short-term promissory notes.  As of the date of this report, we may be obligated to issue Southridge a total of 97,020,317 shares to redeem short-term notes totaling $931,804 of which $752,444 is principal, $161,925 is premium and $17,435 is interest.

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

10-K Main Table of Contents

Item 6.                      Selected financial data

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements"

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2011	June 30, 2010	June 30, 2009	June 30, 2008	June 30, 2007

Sales	$55,118	$181,172	$70,617	$39,647	$65,136
Gain (Loss) on sale of fixed assets	-	-	1,181,894	1,609,525	-
Cost of Sales	15,265	22,512	20,546	20,944	17,870

Gross Profit	39,853	158,660	1,231,965	1,628,228	47,266

Operating Expenses	4,638,901	4,872,107	4,505,908	6,232,663	7,123,347

Operating Loss	(4,599,049)	(4,713,447)	(3,273,943)	(4,604,435)	(7,076,081)

Interest income	1,438	995	636	13,377	11,455
Other income	110,858	118,796	5,909	7,827	250,001
Derivative (expense) income	-	(64,524)	-	-	-
Change in fair value of derivative liability	273,037	(137,631)	-	-	-
Interest expense	(1,663,809)	(175,904)	(677,031)	(40,447)	(387,697)

Net Loss	(5,877,525)	(4,971,715)	(3,944,429)	(4,623,678)	(7,202,322)

Dividends on cumulative Pfd. stock:
From discount at issuance	-	-	-	-	-
Earned	-	-	-	-	-

Net loss applicable to
common shareholders	$(5,877,525)	$(4,971,715)	$(3,944,429)	$(4,623,678)	$(7,202,322)

Net Loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Weighted avg. no. of common shares,
Basic & Diluted	885,074,029	758,622,934	424,330,162	318,673,749	271,667,256

Cash and Cash Equivalents	$189,135	$73,844	$12,535	$49,433	$477,812
Total Assets	870,653	980,360	1,134,580	1,583,356	4,365,427
Deficit accumulated during
the development stage	(117,758,407)	(111,880,882)	(106,909,167)	(102,964,738)	(98,341,059)
Stockholders' Equity	(4,729,168)	(2,715,156)	(1,129,222)	(468,761)	3,441,322

10-K Main Table of Contents

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

10-K Main Table of Contents

Impact of Derivative Accounting

As a result of recent financing transactions we have entered into, our financial statements for the year ended June 30, 2011 and future periods have and will be impacted by the accounting effect of the application of derivative accounting.  The application of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock,” which was effective on January 1, 2009 will significantly affect the application of ASC Topic 815 and ASC Topic 815-40 for both freestanding and embedded derivative financial instruments in our financial statements.  Generally, warrants, conversion features in debt, and similar terms that include “full-ratchet” or reset provisions, which mean that the exercise or conversion price adjusts to pricing in subsequent sales or issuances, no longer meet the definition of indexed to a company's own stock and are not exempt from equity classification provided in ASC Topic 815-15.  This means that instruments that were previously classified in equity are reclassified to liabilities and ongoing measurement under ASC Topic 815.  The amount of quarterly non-cash gains or losses we will record in future periods will be based upon the fair market value of our common stock on the measurement date.

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

Twelve Months Ended June 30, 2011 and June 30, 2010

SALES AND COST OF SALES
Revenues during the year ended June 30, 2011, were $55,118 representing a decrease of $126,054 or 70% from $181,172 during the year ended June 30, 2010.  The decrease in revenues is primarily a result of recording the installment sale of our CTLM® system to one of our distributors in fiscal 2011 compared to the sale of a CTLM® system to our distributor in Malaysia in fiscal 2010.

The Cost of Sales during the year ended June 30, 2011, was $15,265 representing a decrease of $7,247 or 32% from $22,512 during the year ended June 30, 2010.  The decrease in Cost of Sales is primarily a result of recording the installment sale of our CTLM® system to one of our distributors in fiscal 2011 compared to the a sale of a CTLM® system to our distributor in Malaysia in fiscal 2010.

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

General and administrative expenses during the year ended June 30, 2011, were $3,096,209 representing a decrease of $488,399 or 14% from $3,584,608 during the year ended June 30, 2010.  Of the $3,096,209 and $3,584,608, compensation and related benefits comprised $1,638,657 (53%) and $1,768,030 (49%), respectively, representing a decrease of $129,374 or 7%.  Of the $1,638,657 and $1,768,030 compensation and related benefits, $354,399 (22%) and $578,961 (33%), respectively, were due to non-cash compensation associated with expensing stock options.

10-K Main Table of Contents

The general and administrative decrease of $488,399 is due primarily to a decrease of $720,500 in loan cost expenses as a result of a reduction of the issuance of restricted shares in connection with short-term loans; $96,877 in premium expenses associated with short-term loans; $129,374 in compensation and related benefits as a result of non-cash compensation associated with the expensing of stock options, $26,705 in travel related expenses; and $37,500 for a call option fee associated with obtaining a medium term bank bond to be used as collateral for a bank loan in fiscal year 2010.

The total decrease is partially offset by increases of $295,883 in payroll tax penalty & interest, $63,351 in proxy service expenses for the processing and preparation of proxy materials for our annual meeting which was held in July 2011; $50,000 in additional consideration and $49,000 in placement fees associated with our Long-Term Promissory Notes with JMJ Financial; $43,610 in settlement expense associated the settlement agreement with Shraga Levin (see Item 3 Legal Proceedings); $18,237 in directors and officers liability insurance; and $6,990 in legal expenses involving corporate and securities matters.

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

Research and development expenses during the year ended June 30, 2011, were $893,879 representing an increase of $158,936 or 22% from $734,943 during the year ended June 30, 2010.  Of the $893,879 and $734,943, compensation and related benefits comprised $735,047 (82%) and $643,315 (88%), respectively, representing an increase of $91,732 or 14%.  Of the $735,047 and $643,315 compensation and related benefits, $17,435 (2%) and $9,552 (1%), respectively, were due to non-cash compensation associated with expensing stock options.

The research and development increase of $158,936 is due primarily to an increase of $91,732 in compensation and related benefits as a result of non-cash compensation associated with the expensing of stock options; $48,200 in FDA Legal expenses; and $27,782 in consulting expenses due to the work performed by our consulting radiologist.

Clinical expenses during the year ended June 30, 2011, were $1,751 representing a decrease of $3,904 or 69% from $5,655 as a result of concluding costs associated with our FDA clinical trials.

We expect a significant increase in our research and development expenses during the fiscal year ending June 30, 2012 due to increased costs associated with conducting the clinical trial and preparing the FDA application for Pre-Market Approval and submitting it to the FDA.  We also expect our consulting expenses and professional fees to increase due to the costs associated with conducting the clinical trial and preparing the FDA application.  See Item 1. Our Business - “CTLM® Development History, Regulatory and Clinical Status”.

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

Sales and marketing expenses during the year ended June 30, 2011, were $452,967 representing an increase of $112,534 or 33% from $340,433 during the year ended June 30, 2010.  Of the $452,967 and $340,433, compensation and related benefits comprised $77,131 (17%) and $762 (0%), respectively, representing an increase of $76,369 or 10,023%.  Of the $77,131 and $762 compensation and related benefits, $3,870 (5%) and $0 (0%), respectively, were due to non-cash compensation associated with expensing stock options.

10-K Main Table of Contents

The sales and marketing increase of $112,534 was due primarily to an increase in compensation and related benefits of $76,369 as a result of the increase in staff; $30,723 in regulatory expenses; $26,375 in travel related expenses; $12,147 in freight expenses.

The total increase is partially offset by decrease of $26,241 in trade show expense.

We expect a significant increase in our sales and marketing expenses during the fiscal year ending June 30, 2012 due to the continued implementation of our global commercialization program.  We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase due to this program.

AGGREGATED OPERATING EXPENSES

Total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) during the year ended June 30, 2011, were $4,638,901 representing a decrease of $233,206 or 5% from $4,872,107 when compared to the operating expenses during the year ended June 30, 2010.  The overall decrease in expenses was a result of the reduced costs associated with short-term loans.

Compensation and related benefits during the year ended June 30, 2011, were $2,450,835 representing an increase of $38,728 or 2% from $2,412,107 during the year ended June 30, 2010 due to an increase in staff which was partially offset by a decrease in stock option expense.  Of the $2,450,835 and $2,412,107 compensation and related benefits, $375,704 (15%) and $588,483 (24%), respectively, were due to non-cash compensation associated with expensing stock options.  The net increase of $38,728 was due to a $251,507 increase in cash compensation which was partially offset by a decrease of $212,779 in the recording of non-cash compensation related to the expensing of stock options.

Inventory valuation adjustments during the year ended June 30, 2011, were $95,096 representing an increase of $27,418 or 41% from $67,678 during the year ended June 30, 2010.  The increase is due to the additional write-down of systems that have lost value due to usage as demonstrators on consignment.  See “Critical Accounting Policy – Inventory”.

Depreciation and amortization during the year ended June 30, 2011, were $100,751 representing a decrease of $43,694 or 30% from $144,445 during the year ended June 30, 2010.

Interest expense during the fiscal year ended June 30, 2011, was $1,663,809 representing an increase of $1,487,905 or 846% from $175,904 during the year ended June 30, 2010.  The increase of $1,487,905 is primarily due to the recording of the $771,845 discount to the fair value at the debt to equity conversion of promissory notes that were originally issued with collateral shares of our common stock; $716,729 is the amortization of the debt discount on our convertible promissory notes; and $117,193 is imputed interest associated with our equity credit line with Southridge as per the terms and conditions of our private equity credit agreement.  Our utilization of the equity credit line decreased during fiscal 2010 compared to the prior period.  See Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters – “Financing/Equity Line of Credit”

Other income during the year ended June 30, 2011, was $110,858 representing a decrease of $7,938 or 7% from $118,796 during the year ended June 30, 2010.  Of the $110,858 other income, $91,482 represented an adjustment to the allowance for doubtful accounts and $13,010 represented the extinguishment of debt.

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

Interest expense during the fiscal year ended June 30, 2010, was $175,904 representing a decrease of $501,127 or 74% from $677,031 during the year ended June 30, 2009.  The decrease is due to the recording of the amortization of the debt discount on our convertible debentures and the imputed interest in the prior fiscal year.  Of the $175,904, $24,792 is imputed interest

10-K Main Table of Contents

associated with our old equity credit line with Charlton Avenue, LLC (“Charlton”) and $102,754 is imputed interest associated with our new equity credit line with Southridge Partners II, LLP (“Southridge”) as per the terms and conditions of our private equity credit agreement(s); and $35,532 is the amortization of the debt discount on our convertible debentures.  Our utilization of the equity credit line decreased during fiscal 2010 compared to the prior period.  See Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters – “Financing/Equity Line of Credit”

Other income during the year ended June 30, 2010, was $118,796 representing an increase of $112,821 or 1,888% from $5,975 during the year ended June 30, 2009.  Of the $118,796 other income, $98,829 represented the extinguishment of debt.

We previously presented the gain on the sale of our Plantation property as a non-operating expense item.  We have reviewed the guidance provided by ASC and have determined that the gain should be presented in the income section of our Statement of Operations.

Balance Sheet Data
We have financed our operations since inception by the issuance of equity securities with aggregate net proceeds of approximately $70,271,248 and through loan transactions in the aggregate net amount of $5,137,994.  Furthermore, we issued equity securities for the conversion of all outstanding convertible debentures in the aggregate net amount of $4,040,000.

Our combined cash and cash equivalents totaled $189,135 at June 30, 2011.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to obtain FDA marketing clearance, the expected costs of commercializing our initial product, the CTLM®, and the time required for homologations from certain countries.

Our inventory, which consists of raw materials, work in process (including completed units under testing), finished goods less Inventory Reserve, totaled $322,562 at June 30, 2011 and $436,110 at June 30, 2010.  Raw materials used for research and development or other purposes are expensed and not included in inventory.  This decrease is primarily due to inventory valuation adjustments of $95,096 and $15,265 to Cost of Goods Sold.  We expect to recover our investment because the CTLM® represents a new technology for imaging the breast using a laser beam instead of ionizing x-ray to produce three dimensional images.  During fiscal year 2011, we continued to receive encouraging results and scientific clinical papers from our various clinical collaboration sites worldwide.  We continue to believe that over time the CTLM® will gain worldwide acceptance in the medical community because computed tomography has a strong basis in science.  (See Note 6 “Inventories”).

Our property and equipment, net, totaled $161,713 at June 30, 2011 and $221,763 at June 30, 2010.  The overall decrease of $60,050 is due primarily to depreciation during fiscal year 2011 (See Note 7 – Property and Equipment).

Our Intangible assets (formerly “Other assets”) totaled $136,706 at June 30, 2011 compared to $170,882 at June 30, 2010.  This decrease is due to the amortization of a patent licensing agreement.

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

We have financed our operating and research and development activities through several private placement transactions.  Net cash used for operating and product development expenses, which include our purchase of additional materials to continue the manufacture of CTLM® Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law was $2,451,709 during fiscal 2011, compared to net cash used by operating activities and product development of the CTLM® and related software development of $2,785,910 during fiscal 2010.  At June 30, 2011, we had negative working capital of ($4,424,145) compared to negative working capital of ($2,555,647) at June 30, 2010.

If and when we receive approval from the FDA, which cannot be assured, we believe that, based on our current business plan approximately $10 million will be required above and beyond normal operating expenses over the next year to fully complete all necessary stages in order for us to market the CTLM® in the United States and foreign countries.

10-K Main Table of Contents

The $10 million will be used to purchase inventory, sub-contracted components, tooling and manufacturing templates and pay non-recurring engineering costs associated with preparation for full capacity manufacturing and assembly and marketing, advertising and promotion, training, ongoing regulatory expenses, and other costs associated with product launch.  We expect to use our Amended Private Equity Agreement with Southridge and/or alternative financing facilities to raise the additional funds required to continue operations.  In the event that we are unable or elect not to utilize the Amended Private Equity Agreement with Southridge or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Southridge or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.  See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters/Financing/Equity Line of Credit”.

During fiscal 2011, we raised a total of $1,385,000 less expenses, through private placement transactions pursuant to our Amended Private Equity Credit Agreement with Southridge dated January 7, 2010.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  We expect to use our Amended Private Equity Agreement with Southridge and/or alternative financing facilities to raise the additional funds required to continue operations.  In the event that we are unable or elect not to utilize the Amended Private Equity Agreement with Southridge or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Southridge or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.  In the event we are unable to draw from this new private equity line, alternative financing will be required to continue operations, and there is no assurance that we will be able to obtain alternative financing on commercially reasonable terms.  There is no assurance that, if and when Food and Drug Administration (“FDA”) marketing clearance is obtained, the CTLM® will achieve market acceptance or that we will achieve a profitable level of operations.

As of the date of this report, since January 2001, we have drawn an aggregate of $45,199,650 in gross proceeds from our equity credit lines with Charlton and Southridge and have issued 532,408,149 shares as a result of those draws.

As of the date of this report, we have issued and outstanding 985,468,507 shares of common stock out of 2,000,000,000 authorized shares.  In addition, we have reserved 36,047,254 shares to cover outstanding options.  We had anticipated that revenues would have been a significant source of cash by the date of this report, but commercialization has been slower than expected largely due to the delay in obtaining FDA approval, which we believe has depressed our stock price.  We previously used the proceeds of the sale of our building and the proceeds of the sale of convertible debentures for working capital.  In May 2008, we returned to equity funding through our Private Equity Credit Agreement(s).  From November 2009 through September 2011 we relied on short-term loans from private investors for working capital (“See Issuance of Stock in Connection with Short-Term Loans”).  From February 2011 through May 2011, we also relied on long-term loans from private investors for working capital (“See Issuance of Stock in Connection with Long-Term Loans”).

Issuance of Stock in Connection with Short-Term Loans
In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  As of the date of this report, we have repaid an aggregate principal and premium in the amount of $148,500 on these short-term notes and owe a balance of $180,100 of which $100,000 is the principal remaining from one note and $80,100 is the balance of premium due from three notes.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through September 30, 2011 for 3% additional premium per month.  In connection with all of the extensions, a total of $43,600 of additional premium was accrued as of the date of this report.

10-K Main Table of Contents

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through July 31, 2011 for 3% additional premium per month on each note.  In connection with these extensions a total of $137,800 of additional premium was accrued for the December 2009 notes as of the date of this report.  In April 2011, Southridge purchased a total of $200,000 in principal value of promissory notes from the private investor.  Southridge converted $100,000 principal and $55,600 premium into 20,746,666 shares of our common stock that was previously issued as collateral.

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through July 31, 2011 for 3% additional premium per month on each note.  In January 2011, Southridge purchased a total of $600,000 in principal value of promissory notes from the private investor.  As of the date of this report, Southridge has converted $425,000 principal and $200,051 premium into 32,397,016 shares of our common stock of which 31,056,108 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.  Although we are in technical default of these two notes, the holder, Southridge has elected to convert these notes into common shares.  In connection with these prior extensions and the accrual of the additional premiums through September 30, 2011, a total of $232,500 of additional premium was accrued for the January 2010 notes as of the date of this report.

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

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we were obligated to pay back his principal, $10,800 in premium and issue 3,000,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our annual meeting to be held on July 12, 2012.  On September 9, 2011, we issued the 3,000,000 common shares pursuant to Rule 144.  We received an extension of maturity date to September 30, 2011 for this note.

In November and December 2010, we received a total of $145,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before March 31, 2011.  We received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $145,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

10-K Main Table of Contents

In January 2011, we received a total of $157,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $157,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In February 2011, we received a total of $115,000 from Southridge pursuant to two short-term promissory notes.  Both notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $115,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In March 2011, we received $60,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $60,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In April 2011, we received $165,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  We received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $165,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the ten 10 trading days immediately prior to the date of the conversion notice.

In May 2011, we received $80,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  We received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $80,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In July 2011, we received $150,000 from Southridge pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $150,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In August 2011, we received $82,500 from Southridge pursuant to two short-term promissory notes of which the principal on these notes were $100,000 and $7,500.  The $100,000 notes provided for a $25,000 discount upon issuance as additional consideration and both notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $107,500 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In August 2011, we received $50,000 from OTC Global Partners, LLC pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before March 1, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  OTC Global Partners, LLC may elect at an Event of Default to

10-K Main Table of Contents

convert any part or all of the $50,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.014 or (b) 65% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In September 2011, we received $100,000 from Southridge pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

On May 11, 2011, Southridge executed a debt to equity conversion of a $80,000 short-term promissory note dated November 11, 2010 plus accrued interest of $3,174.  We issued Southridge 11,089,826 common shares pursuant to Rule 144 based on an agreed exchange price of $0.0075 per share.  We still owe Southridge $12,000 in premium associated with this note.

On July 13, 2011, Southridge executed a debt to equity conversion of a $14,000 short-term promissory note dated December 16, 2010 plus accrued interest of $641.  We issued Southridge 1,464,132 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $2,100 in premium associated with this note.

On July 13, 2011, Southridge executed a debt to equity conversion of a $51,000 short-term promissory note dated December 22, 2010 plus accrued interest of $2,269.  We issued Southridge 5,326,915 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $7,650 in premium associated with this note.

On July 21, 2011, Southridge executed a debt to equity conversion of a $55,000 short-term promissory note dated January 13, 2011 plus accrued interest of $2,278.  We issued Southridge 5,727,836 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $8,250 in premium associated with this note.

On July 21, 2011, Southridge executed a debt to equity conversion of a $22,000 short-term promissory note dated January 19, 2011 plus accrued interest of $882.  We issued Southridge 2,288,241 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $3,300 in premium associated with this note.

On August 24, 2011, Southridge executed a debt to equity conversion of a $80,000 short-term promissory note dated January 28, 2011 plus accrued interest of $3,647.  We issued Southridge 8,364,712 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $12,000 in premium associated with this note.

On August 24, 2011, Southridge executed a partial debt to equity conversion of a $80,000 short-term promissory note dated February 7, 2011 in which they converted $20,000 principal plus accrued interest of $868.  We issued Southridge 2,086,795 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $60,000 principal, $12,000 in premium and $2,906 in interest associated with this note.

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to September 20, 2011, Southridge issued notices of conversion to settle $525,000 in principal plus accrued premiums totaling $255,651 into 53,143,682 shares of our common stock, of which 51,802,774 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.

As of the date of this report, we owe a total of $2,061,944 of short term debt of which $1,437,444 is principal, $606,824 is accrued premium and $17,676 is accrued interest.  A promissory note totaling $60,000 in principal has been extended to September 30, 2011; five promissory notes totaling $575,000 in principal have a maturity date that has been extended to September 30, 2011; four promissory notes totaling $249,944 in principal have a maturity date of September 30, 2011; four promissory notes totaling $245,000 in principal have a maturity date of September 30, 2011; four promissory note totaling $357,500 in principal have a maturity date of December 31, 2011; and one promissory note totaling $50,000 in principal has a maturity date of March 1, 2012.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $852,056 principal, $255,651 in premium, and $13,760 in interest has been converted into 89,492,139 shares of our common stock of which 51,802,774 shares were collateral shares and 37,689,365 new shares were issued pursuant

10-K Main Table of Contents

to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $475,000 principal of the remaining notes.

There can be no assurances that we will be able to pay our short-term loans when due.  If we default on any or all of the notes due to the lack of new funding, the holders could exercise their right to sell the remaining 3,561,133 collateral shares and could take legal action to collect the amount due which could materially adversely affect IDSI and the value of our stock.

Issuance of Stock in Connection with Long-Term Loans

On February 23, 2011, we entered into a Convertible Promissory Note Agreement with an unaffiliated third party, JMJ Financial (the “Lender” or “JMJ”), relating to a private placement of a total of up to $1,800,000 in principal amount of a Convertible Promissory Note (the “Note”) providing for advances of a gross amount of $1,600,000 in seven tranches.  Pursuant to the terms of a Registration Rights Agreement (the “Rights Agreement”) dated February 23, 2011, between the Company and JMJ, we are required to file within 10 days from the effective date of an increase of authorized shares approved by our shareholders, an S-1 Registration Statement (the “Registration Statement”) covering 130,000,000 shares of Company common stock to be reserved for conversion of the Note.

Although our shareholders on July 12, 2011, voted to increase our authorized shares to 2,000,000,000, we have not filed the registration statement as required by the Rights Agreement.

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received $258,000 after deductions of $30,000 for a 10% Finder’s Fee and $12,000 for an Origination Fee.  The second tranche of $100,000 closed on May 20, 2011, and we received $93,000 after deductions of $7,000 for a 7% Finder’s Fee.  The remaining five tranches are to be funded based on achievement of milestones relating to the Registration Statement, with the final tranche of $300,000 being available 150 days after effectiveness of the Registration Statement, which must be effective 120 days after the date of the Agreement.  For the remaining five tranches, we are obligated to pay a Finder’s Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of the date of this report, $1,400,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $280,000 to terminate the agreement.
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

10-K Main Table of Contents

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

▪
At the time of each payment interval, the total dollar trading volume of Borrower’s common stock for the previous 23 trading days must be equal to or greater than $1,000,000.  The total dollar volume will be calculated by removing the three highest dollar volume days and summing the dollar volume for the remaining 20 trading days.

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

On August 24, 2011, JMJ executed a debt to equity conversion of $36,015 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 3,500,000 common shares pursuant to Rule 144 based on a conversion price of $0.0103 per share.

On August 31, 2011, JMJ executed a debt to equity conversion of $41,160 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 4,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.01029 per share.

On September 15, 2011, JMJ executed a debt to equity conversion of $37,597 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 4,100,000 common shares pursuant to Rule 144 based on a conversion price of $0.00917 per share.  As of the date of this report, we now owe JMJ a total of $249,728 of which $185,228 in principal, $37,500 in consideration and $27,000 in interest associated with this first tranche.

As of the date of this report, we owe JMJ a total of $371,228 of which $285,825 is principal, $50,000 is consideration on the principal and $36,000 is interest.

Capital expenditures for fiscal 2011 were $0 as compared to $0 for the prior year.  During fiscal 2011, we reclassified the net realizable value of $6,525 of CTLM® systems in Inventory to Clinical equipment.  We anticipate that our capital expenditures for fiscal 2012 will be approximately $25,000.

During the year ending June 30, 2011, there were no changes in our existing debt agreements other than extensions and we had no outstanding bank loans as of June 30, 2011.  Our annual fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are approximately $4 million, as of the date of this report, and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs, which are presently estimated at an aggregate of approximately $350,000 per month.  The foregoing projections are subject to many conditions, most of which are beyond our control.  Our future capital requirements will depend on many factors, including the following: the progress of our product development projects, the time and cost involved in obtaining regulatory approvals; the

10-K Main Table of Contents

cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in our existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish; and the development of commercialization activities and arrangements.

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

10-K Main Table of Contents

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of the date of this report, we believe that we do not have any material quantitative and qualitative market risks.

10-K Main Table of Contents

Item 8.  Financial Statements

10-K Financial Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Imaging Diagnostic Systems, Inc.

We have audited the accompanying balance sheets of Imaging Diagnostic Systems, Inc. (A Development Stage Enterprise) as of June 30, 2011 and 2010, and the related statements of operations, stockholders’ (deficit), and cash flows for each of the years ended June 30, 2011 and 2010 and for the period December 10, 1993 (date of inception) to June 30, 2011. We did not audit the financial statements for the period December 10, 1993 (date of inception) to June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2010, and the results of its operations and cash flows for each of the years ended June 30, 2011 and 2010 and for the period December 10, 1993 (date of inception) to June 30, 2011 in conformity with generally accepted accounting principles in the United States of America.

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

/s/  SHERB & CO, LLP

Certified Public Accountants

Boca Raton, Florida
September 22, 2011

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

Assets

	June 30, 2011	June 30, 2010
Current assets:
Cash	$189,135	$73,844
Accounts receivable, net of allowances for doubtful accounts
of $23,500 and $57,982, respectively	11,198	12,850
Loans receivable, net of reserve of $0
and $57,000, respectively	-	3,796
Inventories, net of reserve of $399,000 and $399,000, respectively	322,562	436,110
Prepaid expenses	49,339	61,115

Total current assets	572,234	587,715

Property and equipment, net	161,713	221,763
Intangible assets, net	136,706	170,882

Total assets	$870,653	$980,360

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,344,168	$1,538,748
Accrued payroll taxes and penalties	1,141,967	-
Customer deposits	112,563	98,114
Short-term derivative liability	691,663	-
Short-term debt, net of debt discount of $78,925 and $0	1,706,018	1,506,500

Total current liabilities	4,996,379	3,143,362

Long-Term liabilities:
Long-term debt, net of debt discount of $184,967 and $0	301,033	-

Total long-term liabilities	301,033	-

Convertible preferred stock (Series L), 9% cumulative annual dividend,
no par value, 20 and 35 shares issued, respectively	200,000	350,000
Long-term derivative liability	102,409	202,155

Stockholders' (Deficit):
Common stock, no par value; authorized 950,000,000 shares,
issued 942,196,924 and 837,087,622 shares, respectively	107,476,957	105,927,719
Common stock - Debt Collateral	(73,970)	(1,150,000)
Additional paid-in capital	5,626,252	4,388,006
Deficit accumulated during development stage	(117,758,407)	(111,880,882)

Total stockholders' (Deficit)	(4,729,168)	(2,715,157)

Total liabilities and stockholders' (Deficit)	$870,653	$980,360

See accompanying notes to the financial statements.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Operations
			From Inception
			(December 10,
	Year Ended	Year Ended	1993) to
	June 30, 2011	June 30, 2010	June 30, 2011
			*
Net Sales	$55,118	$181,172	$2,379,782
Gain on sale of fixed assets	-	-	2,794,565
Cost of Sales	15,265	22,512	943,882

Gross Profit	39,853	158,660	4,230,465

Operating Expenses:
General and administrative	3,096,209	3,584,608	61,670,231
Research and development	893,879	734,943	23,322,837
Sales and marketing	452,967	340,433	9,566,221
Inventory valuation adjustments	95,096	67,678	4,915,445
Depreciation and amortization	100,751	144,445	3,402,425
Amortization of deferred compensation	-	-	4,064,250

Total Operating Expenses	4,638,902	4,872,107	106,941,409

Operating Loss	(4,599,049)	(4,713,447)	(102,710,944)

Interest income	1,438	995	310,834
Other income	110,858	118,796	994,046
Other income - LILA Inventory	-	-	(69,193)
Derivative (expense) income	-	(64,524)	(64,524)
Change in fair value of derivative liability	273,037	(137,631)	135,406
Interest expense	(1,663,809)	(175,904)	(9,506,272)

Net Loss	(5,877,525)	(4,971,715)	(110,910,647)

Dividends on cumulative preferred stock:
From discount at issuance	-	-	(5,402,713)
Earned	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(5,877,525)	$(4,971,715)	$(117,758,407)

Net Loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.54)

Weighted average number of
common shares outstanding:
Basic and diluted	885,074,029	758,622,934	218,151,949

* The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.

See accompanying notes to the financial statements.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit)

From December 10, 1993 (date of inception) to June 30, 2011*
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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2011*
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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2011*
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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2011*
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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2011*
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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2011*
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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2011*
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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2011*
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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2011*
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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2011
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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2011
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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2011
							Deficit
							Accumulated
	Preferred Stock (**)			Common Stock		Additional	During the
	Number of			Number of		Paid-in	Development	Subscriptions	Deferred
	Shares		Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at June 30, 2009		-	-	611,378,787	102,280,228	3,499,717	(106,909,167)	-	-	(1,129,222)

Preferred stock issued - Series L(1)	35	-	-	-	-	(10,875)	-	-	-	(10,875)

Common stock issued - line of equity transactions(2)		-	-	90,803,568	1,524,764	-	-	-	-	1,524,764

Common stock issued - Conversion of Cv Debenture		-	-	45,334,856	223,743	-	-	-	-	223,743

Common stock issued - Exercise of Warrants		-	-	11,180,822	89,444	(89,444)	-	-	-	-

Common stock issued - Consulting		-	-	250,000	2,250	11,250	-	-	-	13,500

Common stock issued - Employees		-	-	6,150,952	191,790	10,793	-	-	-	202,583

Common stock issued - Add'l Consideration for Loans		-	-	16,625,000	465,500	21,000	-	-	-	486,500

Common stock issued - Collateral for Loans		-	-	55,363,637	-	-	-	-	-	-

Fair Value of Stock Option Expenses		-	-	-	-	588,565	-	-	-	588,565

Discount - Add'l Consideration for Loans		-	-	-	-	357,000	-	-	-	357,000

Net loss			-	-	-	-	(4,971,715)	-	-	(4,971,715)

Balance of June 30, 2010(2)	35		-	837,087,622	104,777,719	4,388,006	(111,880,882)	-	-	(2,715,157)

(1)Convertible Preferred Shares are reported as a liability and therefore have no value in Stockholders' Equity.
(2)As of June 30, 2010 JH Darbie & Co. is holding 196,431 shares that have been issued but not sold under the Equity Credit Line.
** See Note 17 for a detailed breakdown by Series.

See accompanying notes to the financial statements.

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2011
						Deficit
						Accumulated
	Preferred Stock (**)		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at June 30, 2010	35	-	837,087,622	104,777,719	4,388,006	(111,880,882)	-	-	(2,715,157)

Preferred stock issued - Series L(1)	(15)	-	10,000,000	150,000	(24,989)	-	-	-	125,011

Common stock issued - line of equity transactions(2)	-	-	77,928,568	1,502,193	-	-	-	-	1,502,193

Common stock issued - Employees	-	-	4,750,000	109,250	-	-	-	-	109,250

Reduction in Collateral Shares	-	-	-	1,076,030	-	-	-	-	1,076,030

Adjustment for Collateral Sharers Issued	-	-	-	(324,879)	-	-	-	-	(324,879)

Common stock issued - Extinguishment Debt	-	-	12,430,734	112,674	-	-	-	-	112,674

Fair Value on Debt to Equity Conversions	-	-	-	-	771,865	-	-	-	771,865

Fair Value of Stock Option Expenses	-	-	-	-	375,703	-	-	-	375,703

Discount - BCF for Southridge Notes	-	-	-	-	779,000	-	-	-	779,000

Discount - BCF for JMJ Financial Notes	-	-	-	-	201,621	-	-	-	201,621

Reclassification of Fair Value of Derivative Securities	-	-	-	-	(864,954)	-	-	-	(864,954)

Net loss	-	-	-	-	-	(5,877,525)	-	-	(5,877,525)

Balance at June 30, 2011(2)	20	-	942,196,924	107,402,987	5,626,252	(117,758,407)	-	-	(4,729,168)

(1) Convertible Preferred Shares are reported as a liability and therefore have no value in Stockholders' Equity.
(2) As of June 30, 2011 JH Darbie & Co. is holding 505,619 shares that have been issued but not sold under the Equity Credit Line.
** See Note 19 for a detailed breakdown by Series.

See accompanying notes to the financial statements.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

Statement of Cash Flows

			From Inception
			(December 10,
	Year Ended	Year Ended	1993) to
	June 30, 2011	June 30, 2010	June 30, 2011
			*
Net loss	$(5,877,525)	$(4,971,715)	$(110,910,647)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization	100,751	144,445	3,410,068
(Gain) Loss on sale of fixed assets	-	-	(2,794,565)
Extinguishment of debt	(13,010)	(98,829)	(543,301)
Inventory valuation adjustment	95,096	67,678	4,915,445
Amoritization of deferred compensation	-		4,064,250
Noncash interest, compensation and consulting services	1,913,754	1,835,184	23,587,430
Fair Value of Stock Option Expenses	375,704	588,564	2,356,897
(Increase) decrease in accounts and
loans receivable - employees, net	39,929	5,225	(130,384)
Increase (decrease) in allowance for
doubful account	(91,482)	-	23,500
(Increase) decrease in inventories, net	18,452	23,680	(2,309,428)
(Increase) decrease in prepaid expenses	11,776	(25,498)	(49,339)
(Increase) decrease in other assets	-	-	(306,618)
Increase (decrease) in accounts payable and
accrued expenses	960,397	(356,644)	2,763,407
Increase (decrease) in other current liabilities	14,449	2,000	112,563

Total adjustments	3,425,816	2,185,805	35,099,925

Net cash used for operating activities	(2,451,709)	(2,785,910)	(75,810,722)

Cash flows from investing activities:
Proceeds from sale of property & equipment	-	-	4,390,015
Prototype equipment	-	-	(2,799,031)
Capital expenditures	-	-	(4,779,405)

Net cash used for investing activities	-	-	(3,188,421)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Proceeds from convertible debenture	-	-	4,040,000
Proceeds from loan payable	1,201,171	1,241,794	5,037,994
(Repayment) of loan payable	(19,171)	(141,794)	(160,964)
Proceeds from issuance of preferred stock	-	350,000	18,389,500
Proceeds from exercise of stock options	-	-	903,989
Net proceeds from issuance of common stock	1,385,000	1,397,219	51,028,048

Net cash provided by financing activities	2,567,000	2,847,219	79,188,278

Net increase (decrease) in cash and cash equivalents	115,291	61,309	189,135

Cash and cash equivalents at beginning of period	73,844	12,535	-

Cash and cash equivalents at end of period	$189,135	$73,844	$189,135

* The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.

See accompanying notes to the financial statements.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

Statement of Cash Flows (Continued)

			From Inception
			(December 10,
	Year Ended	Year Ended	1993) to
	June 30, 2011	June 30, 2010	June 30, 2011
Supplemental disclosures of cash			*
flow information:

Cash paid for interest	$-	$-	$215,962

Supplemental disclosures of noncash
investing and financing activities:

Issuance of common stock and options
in exchange for services	$-	$11,250	$6,317,600

Issuance of common stock as loan fees in
connection with loans to the Company	$-	$-	$293,694

Issuance of common stock as collateral in
connection with loans to the Company	$-	$1,150,000	$1,150,000

Issuance of common stock as additional consideration
in connection with loans to the Company	$-	$465,500	$465,500

Issuance of common stock as satisfaction of
loans payable and accrued interest	$112,674	$-	$3,511,639

Issuance of common stock as satisfaction of
certain accounts payable	$-	$2,250	$260,142

Issuance of common stock in
exchange for property and equipment	$-	$-	$89,650

Issuance of common stock and other current liability
in exchange for patent liceensing agreement	$-	$-	$581,000

Issuance of common stock through
exercise of incentive stock options	$-	$-	$3,117,702

Issuance of common stock as
payment for preferred stock dividends	$-	$-	$507,645

Acquisition of property and equipment
through the issuance of a capital
lease payable	$-	$-	$50,289

* The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.

See accompanying notes to the financial statements.

10-K Financial Table of Contents

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

The Company is a development stage enterprise and during fiscal year ending June 30, 2011, utilized the proceeds from short-term loans and our Private Equity Credit Agreements with Charlton Avenue, LLC and Southridge Partners II LP (“Southridge”).  As additional working capital will be required, the Company will obtain such capital through the use of its Private Equity Credit Agreement with Southridge and other sources of financing.  Since January 2003, the Company has had revenues of $2,379,782 from the sale of its CTLM® Breast Imaging System.  There is no assurance that once the development of the CTLM® device is completed and finally receives Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.

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

10-K Financial Table of Contents

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

Our allowance for doubtful accounts was $23,500 as of June 30, 2011 and was $114,982 in the prior fiscal year.

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

Due to recent technological advances resulting in overall lower costs for certain inventory components; the Company has reduced these components of its inventory to their net realizable value.  The inventory valuation adjustments are reflected in the statement of operations and amounted to $95,096, $67,678 and $4,915,445, for the years ended June 30, 2011, 2010 and for the period December 10, 1993 (date of inception) to June 30, 2011, respectively.

10-K Financial Table of Contents

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

The Company has excluded vested options and warrants in the amount of 34,479,473 and 44,496,012 during the years June 30, 2011 and 2010 as the inclusion of such options and warrants would be anti-dilutive.

10-K Financial Table of Contents

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying ASC 718 approximated $375,703 and $588,564, respectively, in additional compensation expense for the twelve months ended June 30, 2011 and 2010.

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Year Ended	Year Ended
	June 30, 2011	June 30, 2010
Volatility	173.73%	173.16%
Risk Free Interest Rate	5%	5%
Expected Term	8 yrs	8 yrs

Our expected term assumption of eight years for the year ended June 30, 2011, was based upon the guidance provided by SEC Staff Accounting Bulletin 107 enabling us to use the simplified method for “plain vanilla” options for this calculation.  This provision was allowed to be used for grants made on or before December 31, 2007.  On December 21, 2007, the SEC issued Staff Accounting Bulletin 110 which extended the timeframe we will have to use the simplified method on an interim basis.  The SEC will suspend use of this method once detailed information on exercise terms become readily available.  We then will be required to estimate the expected term of an option using historical data.

See Note 22 – Stock Options

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

The Company has determined that no impairment losses need to be recognized through the fiscal year ended June 30, 2011.

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m) Intangible assets

Intangible assets, consisting of the patent license agreement and certain initial UL and CE costs are reflected in “Intangible Assets” on the balance sheet, net of accumulated amortization (See Note 9).  The patent license agreement has a fixed life of seventeen years and will continue to be amortized over its remaining useful life.

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

The impairment analysis for patents can be very subjective as we rely upon signed distribution, dealer or license agreements with variable cash flows to substantiate the recoverability of these long-lived assets.  In our analysis we also take into account our position as a world-wide market leader in CT optical tomography; net sales of CTLM® systems of $2,379,782 since January 2003; the growing acceptance of our technology with over 17,000 scans performed world-wide; approvals or product registration in the following countries: CE Mark for the European Union, Canada, Peoples Republic of China, Argentina, Brazil and Colombia.  We believe the fair value of our patent license exceeds the carrying amount of $136,706.

We have recorded accumulated amortization of $444,294 with a balance remaining of $136,706, which will be amortized over the next five years at $8,544 per quarter.  We will continue to test for impairment on an annual basis or more frequently if events and circumstances change using the guidance provided in ASC 350.  Examples of such events and circumstances are:

•	A significant adverse change in legal factors or in the business climate
•	An adverse action or assessment by a regulator
•	Unanticipated competition
•	Loss of key personnel
•	An expectation that all or a significant portion of a deporting unit will be sold or otherwise disposed of.

Based on our analysis, we determined that there was no impairment as of June 30, 2011.

10-K Financial Table of Contents

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

	Year Ended	Year Ended
	June 30, 2011	June 30, 2010
Warranty Reserve	$3,013	$3,244

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

(q) Comprehensive income

The Company relies on the guidance provided by ASC 220, (“Comprehensive Income”).  ASC 220 requires a full set of general-purpose financial statements to be expanded to include the reporting of “comprehensive income”.  Comprehensive income is comprised of two components, net income and other comprehensive income.  For the period from December 10, 1993 (date of inception) to June 30, 2011, the Company had no items qualifying as other comprehensive income.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    (r) Impact of recently issued accounting standards

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires additional disclosures about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.  The new guidance is effective for interim- and annual periods beginning after December 15, 2010.  The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2011, the FASB together with the International Accounting Standards Board (IASB) jointly issued ASU 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

All other issued but not yet effective FASB issued guidances have been deemed to be not applicable hence when adopted, these guidances are not expected to have any impact on the financial position of the company.

(s) Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

(3)           OTHER INCOME

During the fiscal years ending June 30, 2011 and 2010, the Company recorded a net total of Other Income of $110,858 and $118,796 of which $13,010 and $98,829, respectively, represents extinguishment of debt.  In the fiscal year ending June 30, 2010, we have recorded income as a result of the recapture of expenses associated with the closing of our Representative Office in Beijing, China and legal expenses associated with a case that settled in October 2003.  Of the $110,858 and $118,796 Other Income, $6,411 and $19,967, respectively, represents the monthly rent expense and fees we charged Bioscan Inc.  During the fiscal year ending June 30, 2007, the Company sold its LILA technology to Bioscan Inc. for the sum of $250,001 which we received and recorded as Other Income.

(4)           MERGER

On April 14, 1994, IDSI-Fl. acquired substantially all of the issued and outstanding shares of Alkan Corp.  The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion No. 16, wherein the shareholders of IDSI-Fl. retained the majority of the outstanding stock of Alkan Corp. after the merger. (see Note 21)

As reflected in the Statement of Stockholders’ Equity, the Company recorded the merger with the public shell at its cost, which was zero, since at that time the public shell did not have any assets or equity.  There was no basis adjustment necessary for any portion of the merger transaction as the assets of IDSI-Fl. were recorded at their net book value at the date of merger.  The 178,752 shares represent the exchange of shares between the companies at the time of merger.

As part of the transaction, the certificate of incorporation of Alkan was amended to change its name to Imaging Diagnostic Systems, Inc.

10-K Financial Table of Contents

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

We have commenced our planned principal operations of the manufacture and sale of our sole product, the CTLM®, CT Laser Mammography System. We are continuing to appoint distributors and are installing systems under our clinical collaboration program as part of our global commercialization program.  We have sold a total of 15 systems as of June 30, 2011; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  Should additional working capital be required, the Company will obtain such capital through the use of its Southridge Private Equity Credit Agreement and other sources of financing.  We have to create product awareness as a foundation to developing our markets through our existing distributor network and through the appointment of additional distributors and the training of their field service engineers.  We would be able to exit the status of a Development Stage Enterprise pursuant to the guidance provided by ASC 915 (“Development Stage Entities”) reporting sufficient revenues for two successive quarters such that we would not have to utilize our Southridge Private Equity Credit Agreement or alternative funding sources for capital to cover our quarterly operating expenses.

(6)           INVENTORIES

Inventories consisted of the following:

	June 30,
	2011	2010
Raw materials consisting of purchased parts, components and supplies	$508,176	$513,556
Work-in process including units undergoing final inspection and testing	28,943	28,943
Finished goods	184,443	292,611

Sub-Total Inventories	$721,562	$835,110

Less Inventory Reserve	(399,000)	(399,000)

Total Inventory - Net	$332,562	$436,110

We review our Inventory for parts that have become obsolete or in excess of our manufacturing requirements and our Finished Goods for valuation pursuant to our Critical Accounting Policy for Inventory.  For the fiscal year ending June 30, 2011, we reclassified the net realizable value of $6,525 of CTLM® systems in Inventory to Clinical equipment.  For the fiscal year ending June 30, 2009, we reclassified the net realizable value of $8,591 as this CTLM® system is being used as a clinical system at the University of Florida.  For the fiscal year ending June 30, 2008 since such finished goods are being utilized for collecting data for our FDA application, we reclassified the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical equipment.  For the fiscal year ending June 30, 2009 we identified $408,000 of Inventory that we deem impaired due to the lack of inventory turnover.  For

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(6)           INVENTORIES (Continued)

the fiscal year ending June 30, 2010 we identified $399,000 of Inventory that we deem impaired due to the lack of inventory turnover.  There were no changes to Inventory Reserve for the fiscal year ending June 30, 2011.

(7)           PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	June 30,
	2011	2010
Furniture and fixtures	$257,565	$257,565
Building and land (See Note 8)	-	-
Computers, equipment and software	426,873	426,873
CTLM® software costs	352,932	352,932
Trade show equipment	298,400	298,400
Clinical equipment	447,462	440,937
Laboratory equipment	212,560	212,560

Total Property & Equipment	1,995,792	1,989,267
Less: accumulated depreciation	(1,834,079)	(1,767,504)

Total Property & Equipment - Net	$161,713	$221,763

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

For the fiscal year ending June 30, 2011, we reclassified the net realizable value of $6,525 of CTLM® systems in Inventory to Clinical equipment.

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

10-K Financial Table of Contents

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

On June 2, 2008, we executed a Business Lease Agreement with Ft. Lauderdale Business Plaza Associates, an unaffiliated third-party, for 9,870 square feet of commercial office and manufacturing space at 5307 NW 35th Terrace, Ft. Lauderdale, Florida. (See Note 15 - Leases)

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(9)           INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,
	2011	2010

Patent license agreement, net of accumulated
amortization of $444,294 and $410,118 respectively	$136,706	$170,882

Totals	$136,706	$170,882

During June 1998, the Company signed an exclusive Patent License Agreement with its former chief executive officer.  The officer was the originator of patents issued on December 2, 1997 which covers some of the technology of the CTLM®.  Pursuant to the terms of the agreement, the Company was granted the exclusive right to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize and practice the Patent, all improvements thereto and all technology related to the process, throughout the world.  The license shall apply to any extension or re-issue of the Patent.  The term of license is for the life of the Patent and any renewal thereof, subject to termination, under certain conditions.  As consideration for the License, the Company issued to the officer 7,000,000 shares of common stock (See Note 21). The License agreement has been recorded at the historical cost basis of the chief executive officer, who owned the patent.  The amortization expense for the year ended June 30, 2011 for the patent license agreement is $34,176, with a balance to be amortized over the remaining life of the patent which is four (4) years.  We will review the value of this patent and test it for impairment on an annual basis.  No impairment of this intangible asset was identified for the fiscal year ending June 30, 2011.

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

(10)           ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,
	2011	2010

Accounts payable - trade	$877,449	$894,432
Accrued tangible personal property taxes payable	6,000	6,000
Accrued compensated absences	53,063	47,529
Accrued wages payable and payroll taxes	1,287,800	498,424
Other accrued expenses	261,823	92,363

Totals	$2,486,135	$1,538,748

As of June 30, 2011, we owe $145,832 in accrued wages and $1,141,968 in accrued payroll taxes.  The $1,141,968 in accrued payroll taxes represents unfunded payroll taxes, interest and penalties for the last six quarters commencing with the quarter ending March 31, 2010.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(11)           CUSTOMER DEPOSITS

Customer deposits consisted of the following:

	June 30,
	2011	2010

Customer deposits	$112,563	$98,114

Total	$112,563	$98,114

Deposits received from customers are identified and accounted for as customer deposits and are presented as both a current asset and an offsetting current liability on our balance sheet.  In the event of a cancellation or termination of a customers’ order, the deposit is refunded less any fees previously agreed to.

(12)           SHORT-TERM DEBT

In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  As of June 30, 2011, we have repaid an aggregate principal and premium in the amount of $147,500 on these short-term notes and owe a balance of $175,100 of which $100,000 is the principal remaining from one note and $75,100 is the balance of premium due from three notes.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through September 30, 2011 for 3% additional premium per month.  In connection with all of the extensions, a total of $37,600 of additional premium was accrued as of June 30, 2011.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through September 30, 2011 for 3% additional premium per month on each note.  In connection with these extensions a total of $128,800 of additional premium was accrued for the December 2009 notes as of June 30, 2011.  In April 2011, Southridge purchased a total of $200,000 in principal value of promissory notes from the private investor.  Southridge converted $100,000 principal and $55,600 premium into 20,746,666 shares of our common stock that was previously issued as collateral.

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through July 31, 2011 for 3% additional premium per month on each note.  In January 2011, Southridge purchased a total of $600,000 in principal value of promissory notes from the private investor.  As of the date of this report, Southridge has converted $425,000 principal and $200,051 premium into 32,397,016 shares of our common stock of which 31,056,108 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.  Although we are in technical default of these two notes, the holder, Southridge has elected to convert these notes into common shares.  In connection with these prior extensions and the accrual of the additional premiums through September 30, 2011, a total of $222,000 of additional premium was accrued for the January 2010 notes as of the date of June 30, 2011.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(12)           SHORT-TERM DEBT (Continued)

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

On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 10,000,000 shares of common stock.  As of June 30, 2011, the investor holds 20 shares of the Series L Convertible Preferred Stock.

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we are obligated to pay back his principal, $7,200 in premium and will issue 3,000,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our annual meeting to be held on July 12, 2012.  On September 9, 2011, we issued the investor 3,000,000 common shares pursuant to Rule 144 in connection with the short-term promissory note.  We received an extension of maturity date to September 30, 2011 for this note.

In November and December 2010, we received a total of $145,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before March 31, 2011.  We received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $145,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In January 2011, we received a total of $157,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(12)           SHORT-TERM DEBT (Continued)

received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $157,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In February 2011, we received a total of $115,000 from Southridge pursuant to two short-term promissory notes.  Both notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $115,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In March 2011, we received $60,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $60,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In April 2011, we received $165,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  We received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $165,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In May 2011, we received $80,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  We received an extension of maturity date to September 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $80,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

On May 11, 2011, Southridge executed a debt to equity conversion of a $80,000 short-term promissory note dated November 11, 2010 plus accrued interest of $3,174.  We issued Southridge 11,089,826 common shares pursuant to Rule 144 based on an agreed exchange price of $0.0075 per share.  We still owe Southridge $12,000 in premium associated with this note.

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(12)           SHORT-TERM DEBT (Continued)

From January 12, 2011 to June 30, 2011, Southridge issued notices of conversion to settle $525,000 in principal plus accrued premiums totaling $255,651 into 53,143,682 shares of our common stock, of which 51,802,774 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.

As of June 30, 2011, we owe a total of $1,779,887 of short term debt of which $1,271,944 is principal, $491,349 is accrued premium and $16,594 is accrued interest.  A promissory note totaling $60,000 in principal has been extended to September 30, 2011; five promissory notes totaling $575,000 in principal have a maturity date that had been extended to September 30, 2011; five promissory notes totaling $196,944 in principal have a maturity date of September 30, 2011 as the new maturity date; and four promissory notes totaling $245,000 in principal have a maturity date of September 30, 2011 as the new maturity date.  We have repaid aggregate principal and premium in the amount of $172,376 on these short-term notes and a total of $868,881 principal, $255,651 in premium, and $3,174 in interest has been converted into 64,739,127 shares of our common stock of which 51,802,774 shares were collateral shares and 12,430,734 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $475,000 principal of the remaining notes.

There can be no assurances that we will be able to pay our short-term loans when due.  If we default on all of the notes due to the lack of new funding, the holders could exercise their right to sell the remaining 3,561,133 collateral shares and could take legal action to collect the amount due which could materially adversely affect IDSI and the value of our stock.

(13)           LONG-TERM DEBT

On February 23, 2011, we entered into a Convertible Promissory Note Agreement with an unaffiliated third party, JMJ Financial (the “Lender” or “JMJ”), relating to a private placement of a total of up to $1,800,000 in principal amount of a Convertible Promissory Note (the “Note”) providing for advances of a gross amount of $1,600,000 in seven tranches.  Pursuant to the terms of a Registration Rights Agreement (the “Rights Agreement”) dated February 23, 2011, between the Company and JMJ, we are required to file within 10 days from the effective date of an increase of authorized shares approved by our shareholders, an S-1 Registration Statement (the “Registration Statement”) covering 130,000,000 shares of Company common stock to be reserved for conversion of the Note.

According to our agreement with JMJ, we were obligated to file a registration statement for the shares underlying potential conversions of the convertible promissory note upon receiving an increase in our authorized shares from 950,000,000 to 2,000,000,000 at our annual meeting held on July 12, 2011.  Although our shareholders voted in favor of the increase to 2,000,000,000 we have not filed the registration statement as required by the agreement.

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received $258,000 after deductions of $30,000 for a 10% Finder’s Fee and $12,000 for an Origination Fee.  The second tranche of $100,000 closed on May 20, 2011, and we received $93,000 after deductions of $7,000 for a 7% Finder’s Fee.  The remaining five tranches are to be funded based on achievement of milestones relating to the Registration Statement, with the final tranche of $300,000 being available 150 days after effectiveness of the Registration Statement, which must be effective 120 days after the date of the Agreement.  For the remaining five tranches, we are obligated to pay a Finder’s Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of June 30, 2011, $1,400,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $280,000 to terminate the agreement.

The Note, after the seven tranches are drawn, would generate net proceeds of $1,467,000 after payment of the Origination Fee and a 7% Finder’s Fee.  JMJ has the option to provide an

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(13)           LONG-TERM DEBT (Continued)

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

▪
At the time of each payment interval, the total dollar trading volume of Borrower’s common stock for the previous 23 trading days must be equal to or greater than $1,000,000.  The total dollar volume will be calculated by removing the three highest dollar volume days and summing the dollar volume for the remaining 20 trading days.

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

As of June 30, 2011, we owe JMJ a total of $486,000 of which $400,000 is principal, $50,000 is consideration on the principal and $36,000 is interest.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(14)           EQUITY LINE OF CREDIT

On August 17, 2000 the Company finalized a financing agreement with a private institutional equity investor, which contained two component parts, a $25 million Private Equity Agreement and a private placement of 500 shares of Series K convertible preferred stock as bridge financing in the amount of $5,000,000 (See Note 19). The Private Equity Agreement committed the investor to purchase up to $25 million of common stock subject to certain conditions pursuant to Regulation D over the course of 12 months after an effective registration of the shares.  The timing and amounts of the purchase by the investor were at the sole discretion of the Company.  However, they were required to draw down a minimum of $10 million from the credit line over the twelve-month period.  The purchase price of the shares of common stock was set at 91% of the market price.  The market price, as defined in the agreement, was the average of the three lowest closing bid prices of the common stock over the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche.

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(14)           EQUITY LINE OF CREDIT (Continued)

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(14)           EQUITY LINE OF CREDIT (Continued)

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(14)           EQUITY LINE OF CREDIT (Continued)

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

On December 21, 2010 we filed a Registration Statement for 35,487,756 shares pursuant to the requirements of the Southridge Private Equity Credit Agreement.  This Registration Statement was declared effective on June 8, 2011.

During the year ended June 30, 2011, $1,385,000 of common stock was sold under the terms of the Southridge Private Equity Credit Agreement and the Company issued a total of 77,928,568 shares of common stock.  The Company recorded a total of $117,193 of deemed interest expense as a result of the 7% discount off the market price under the Southridge Private Equity Credit Agreement.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(15)           LEASES

The Company leases certain office equipment under capital leases expiring in future years.  Minimum future lease payments under the non-cancelable operating lease having a remaining term in excess of one year as of June 30, 2011 are as follows:

Total rent expense for capital leases amounted to $5,327 and $6,349 for the years ended June 30, 2011 and 2010, respectively, and $389,546 from inception (December 10, 1993) to June 30, 2011.

Total rent expense for operating leases amounted to $131,931 and $127,019 for the years ended June 30, 2011 and 2010, respectively, and $553,007 from inception (December 10, 1993) to June 30, 2011.

	Total	2012	2013	2014	2015
Capital Lease Obligations	$3,394	$3,394	$-	$-	$-

Operating Lease –	$292,564	$137,773	$143,273	$11,518	$-
Fort Lauderdale Business
Plaza Associates(i)

Additional Space(ii)	$122,273	$47,700	$59,243	$15,329
See Operating Lease – Fort Lauderdale Business Plaza Associates, footnotes i and ii

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(15)           LEASES (Continued)

Operating Lease – Fort Lauderdale Business Plaza Associates
(i)On June 2, 2008, the Company executed a Business Lease Agreement with Ft. Lauderdale Business Plaza Associates, an unaffiliated third-party, for 9,870 square feet of commercial office and manufacturing space at 5307 NW 35th Terrace, Ft. Lauderdale, Florida.  The term of the lease is five years and one month with the first monthly rent payment due September 1, 2008 with an option to renew for one additional period of three years.  The monthly base rent for the initial year is $6,580 plus applicable sales tax.  During the term and any renewal term of the lease, the base annual rent shall be increased each year.  Commencing with the first day of August 2009 and each year thereafter, the base annual rent shall be cumulatively increased by 3.5% each lease year plus applicable sales tax.  IDSI will also be obligated to pay as additional rent its pro-rata share of all common area maintenance expenses which is estimated to be $3,084 per month for the first 12 months of the lease.  The total monthly rent including Florida sales tax for the first 12 months is $10,244.  Upon the execution of the lease, we paid the first month’s rent of $10,244 and a security deposit of $13,160.

(ii)On July 21, 2011, we entered into an agreement with Ft. Lauderdale Business Plaza Associates, an unaffiliated third-party, for an additional 4,800 square feet of commercial office space at 5301 NW 35th Terrace, Ft. Lauderdale, Florida.  The term of the lease will run concurrent with our original lease commencing on September 1, 2011 and terminating on September 30, 2013.  The monthly base rent for the initial year is $4,500 plus applicable sales tax and increase by 3.5% each year to the lease expiration.

(16)           INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses.  The Company has unused tax loss carryforwards of approximately $89,400,000 to offset future taxable income.  Such carryforwards expire in years beginning 2015 through 2031.  The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $34,400,000 and $30,100,000 at June 30, 2011 and 2010, respectively.  The Company has established a full valuation allowance and reduced the deferred tax asset resulting from its tax loss carryforwards by an equal amount as the realization of the deferred tax asset is uncertain.  The net change in the deferred tax asset and valuation allowance for the year ended June 30, 2010 was an increase of approximately $900,000 and increase of $4,300,000 for the year ended June 30, 2011, which includes an adjustment for the effects of future state income tax benefits. The reconciliation of the income tax benefit computed at the U.S. federal statutory rate of 35% has been increased by state income taxes, net of federal benefit of 3.5% and decreased by permanent differences relating to stock based compensation, stock option expense, derivative liability expense, and debt discounts in the amount of 13% and 12% for fiscal 2011 and 2010, and further decreased to 0% by the increase in the valuation allowance against the deferred tax asset for each of the respective years then ended.  In addition to the uncertainty regarding the attainment of future taxable income which could be offset by net operating loss carryforwards (NOLs), the Company’s ability to utilize NOLs may also be limited in accordance with Internal Revenue Code Section 382 following certain owner shifts and changes in control.  The Company is not aware of the existence of any uncertain tax positions in its tax returns requiring adjustment or disclosure.

(17)           CONVERTIBLE DEBENTURES

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(17)           CONVERTIBLE DEBENTURES (Continued)

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(17)           CONVERTIBLE DEBENTURES (Continued)

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(17)           CONVERTIBLE DEBENTURES (Continued)

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(17)           CONVERTIBLE DEBENTURES (Continued)

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

(18)           REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(19)           CONVERTIBLE PREFERRED STOCK

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(19)           CONVERTIBLE PREFERRED STOCK (Continued)

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(19)           CONVERTIBLE PREFERRED STOCK (Continued)

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(19)           CONVERTIBLE PREFERRED STOCK (Continued)

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

Series L Preferred Stock
On February 25, 2010, the Company issued 35 shares of its Series L Convertible Preferred Stock at a purchase price of $10,000 per share as collateral in connection with a $350,000 short-term loan.  On March 31, 2010 the holder converted the note into the collateral shares of 35 preferred shares of Series L Convertible Preferred Stock.  We may at any time, at the option of the Board of Directors, redeem in whole or in part the Series L Convertible Preferred Stock by paying in cash a per price share sum equal to $11,150 plus accrued but unpaid dividends.  Any redemption affected shall be made on a pro rata basis among the holders of the Series L Preferred Stock in proportion to the number of shares of Series L Preferred Stock then held by them.  We have reserved 16,587,690 shares of common stock stock (473,934 shares of common stock valued at $.0211 for each share of preferred stock) to cover the conversion of the 35 shares of Series L Convertible Preferred Stock outstanding.  The 35 shares of Series L Convertible Preferred Stock accrue dividends at an annual rate of 9%.  In October 2010, we obtained a waiver from the private investor holding the 35 shares of Series L Convertible Preferred Stock in which the investor agreed to convert no more than the 16,587,690 common shares currently reserved as we do not have sufficient authorized common shares to reserve for further conversions pursuant to the Certificate of Designation, Rights and Preferences.  On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 10,000,000 shares of common stock.  As of the date of this report, the investor holds 20 shares of the Series L Convertible Preferred Stock.  At our annual meeting on July 12, 2011, our shareholders approved a proposal to increase our authorized shares from 950,000,000 to 2,000,000,000 which eliminated the need for the waiver.  Pursuant to the Certificate of Designation of Series L Convertible Preferred Stock, (iii) Issuance of Securities, a reset provision is provided if common shares are issued less than $.0211 on or before the conversion of all of the Series L Convertible Preferred shares.  The investor agreed to a fixed conversion floor price of $.015, which required us to reserve an additional 6,745,643 common shares. The reset provision triggered a Derivative Liability valuation for such provision.

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of June 30, 2011, including certain additional information with respect to the deemed preferred stock dividends that were calculated as a result of the discount from market for the conversion price per share:

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(19) COVERTIBLE PREFERRED STOCK (Continued)

	Series A		Series B		Series C		Series D		Series E		Series F		Series H		Series I		Series K		Series L		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 1995	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-

Sale of Series A	4,000	3,600,000																			4,000	3,600,000

Series A conversion	(1,600)	(1,440,000)																			(1,600)	(1,440,000)

Balance at June 30, 1996	2,400	2,160,000																			2,400	2,160,000

Sale of Series B			450	4,500,000																	450	4,500,000

Series A conversion	(2,400)	(2,160,000)																			(2,400)	(2,160,000)

Balance at June 30, 1997	-	-	450	4,500,000																	450	4,500,000

Sale of preferred stock
(Series C - H)					210	2,100,000	54	540,000	54	540,000	75	750,000	108	1,080,000							501	5,010,000

Conversion of preferred stock					(210)	(2,100,000)	(25)	(250,000)	(30)	(300,000)	(75)	(750,000)									(340)	(3,400,000)

Balance at June 30, 1998	-	-	450	4,500,000	-	-	29	290,000	24	240,000	-	-	108	1,080,000							611	6,110,000

Sale of Series I															138	1,380,000					138	1,380,000

Conversion of preferred stock			(60)	(600,000)			(29)	(290,000)	(24)	(240,000)			(40)	(400,000)							(153)	(1,530,000)

Balance at June 30, 1999	-	-	390	3,900,000	-	-	-	-	-	-	-	-	68	680,000	138	1,380,000	-	-			596	5,960,000

Conversion of preferred stock, net			(390)	(3,900,000)									(68)	(680,000)	(138)	(1,380,000)					(596)	(5,960,000)

Balance at June 30, 2000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-			-	-

Sale of Series K																	50	5,000,000			50	5,000,000

Conversion of preferred stock																	(50)	(5,000,000)			(50)	(5,000,000)

Balance at June 30, 2001	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-			-	-

Sale of Series L(1)																			35	350,000	35	$350,000

Conversion of preferred stock																			-	-	-

Balance at June 30, 2010	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-		$-	35	350,000	35	$350,000

Conversion of preferred stock																			(15)	(150,000)	(15)	(150,000)

Balance at June 30, 2011	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	20	200,000	20	200,000

Additional information:
Discount off market price		25%		18%		25%		25%		25%		30%		25%		25%		12.5%		58.63%
Fair market value-issue rate		$8.31		$3.25		$1.63		$0.99		$1.07		$1.24		$0.57		$0.38		$1.13		$0.0211
Deemed preferred stock dividend		$1,335,474		$998,120		$705,738		$182,433		$182,250		$318,966		$351,628		$492,857		$708,130		$10,875
																						(Continued)

(1)The Series L Convertible Preferred Stock was initially issued as collateral for a short-term loan and was converted by the holder on March 31, 2010.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(20)           DERIVATIVE LIABILITY

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

For the quarter ending September 30, 2010, we recorded additional Derivative Expense of $19,355 due to a conversion rate adjustment from $.0211 to $.019933 associated with Series L Convertible Preferred Stock issued to the holder.  For the quarter ending December 31, 2010, we recorded additional Derivative Expense of $81,827 due to a conversion rate adjustment from $.019933 to $.015 associated with Series L Convertible Preferred Stock issued to the holder.  On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 10,000,000 shares of common stock.  On May 11, 2011, we obtained a waiver from the private investor where the investor agreed to convert no additional Series L Convertible Preferred Stock into common shares until the approval by our shareholders of an increase in authorized common stock at our next annual meeting to be held on July 12, 2011.  Due to this conversion and the receipt of the waiver, we retired $303,337 of Derivative Liability.  This waiver encompasses a total of 13,333,333 shares issuable upon full conversion of the 20 shares of the Series L Convertible Preferred Stock held by the investor as of the date of this report.

For the fiscal year ending June 30, 2011, we recorded an initial Derivative Liability of $142,954 on two JMJ notes and an additional Derivative Liability of $187,691 for the quarter ending June 30, 2011.  As of June 30, 2011 the Derivative Liability of the JMJ notes was $330,645

For the fiscal year ending June 30, 2011, the Derivative Liability of the Southridge Promissory Notes was $722,000 and a decrease of Derivative Liability of $360,982 for the quarter ending June 30, 2011.  As of June 30, 2011 the Derivative Liability of the Southridge notes was $361,018

As of June 30, 2011, we had 20 shares of Series L Convertible Preferred Stock outstanding for which the underlying common has a reset provision which classifies the Series L Convertible Preferred Stock as a free standing derivative instrument.  The total Derivative Liability for the Series L Convertible Preferred Stock for the fiscal year ended June 30, 2011 was $102,409.

The total net Derivative Liability for the fiscal year ending June 30, 2011 is $794,072.

The following are the ranges of the input variables we used for the fiscal year ending June 30, 2011.

Series L Convertible
Range of Input Variables	JMJ Notes	Preferred Stock	Southridge Notes
Stock price	$.015 to $.026	$.015 to $.03	$.015 to $.037
Exercise Price	$.011 to $.0185	$.02	$.01
Expected Term	2.67 to 3 years	.17 to 1.5 years	.08 to .38 years
Volatility	174.8% to 261.98%	147.19% to 192.97%	24.61 % to 46.18%
Discount rate – Bond Equivalent Yield	.03% to .012%	.03% to .12%	.02% to .03%

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(21)           COMMON STOCK

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(21)           COMMON STOCK (Continued)

As of June 30, 1996, there were a total of 425,416 shares of common stock issued as a result of the conversion of the Series A Convertible Preferred Stock and the related accumulated dividends (See Note 19).

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

During the year ended June 30, 1997, the Company issued a total of 1,881,295 shares ($5,461,589) of its common stock.  The conversion of Series A Convertible Preferred Stock, including accrued dividends (See Note 19), accounted for the issuance of 1,081,962 shares ($2,808,643).  The remaining 799,333 shares were issued as follows:

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

During the year ended June 30, 1998, the Company issued a total of 11,588,460 shares ($8,583,721) of its common stock.  The conversion of Convertible Preferred Stock (see Note 19) accounted for the issuance of 6,502,448 shares ($4,984,684).  The remaining 5,056,012 shares were issued as follows:

1. Services rendered by independent consultants in exchange for 100,000 shares.  Consulting expenses of $221,900 were charged as the fair market value at July 10, 1997 was $2.22 per share.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(21)           COMMON STOCK (Continued)

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

9. On June 5, 1998, the Company issued to its chief executive officer 3,500,000 shares ($1,890,000) as consideration for an exclusive Patent License Agreement (see Note 9).  The market value of the stock on this date was $.54 per share.  The excess of the fair market value of the common stock over the historical cost basis of the patent license was recorded as a distribution to the shareholder; recorded as a reduction to additional paid-in capital of $3,199,000.

10. On June 11, 1998, the Company issued 25,000 shares to its corporate counsel as additional bonus compensation.  Legal expenses of $12,750 were recorded as the market value of the stock on that date was $.51 per share.

11.  A total of 65,712 non-qualified stock options were exercised and proceeds of $22,999 ($.35 per share) was received by the Company.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(21)           COMMON STOCK (Continued)

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

During the year ended June 30, 1999, the Company issued a total of 12,804,131 shares ($5,837,656) of its common stock.  The conversion of Convertible Preferred Stock (see Note 19) accounted for the issuance of 4,865,034 shares ($1,972,296).  The remaining 7,939,097 shares were issued as follows:

1. The Company sold 200,000 shares on August 5, 1998 in a Regulation D offering at $.30 per share, and received cash proceeds of $60,000.

2. In June 1999, the Company issued to its chief executive officer 3,500,000 shares ($1,890,000), representing the balance of shares to be issued as consideration for the exclusive Patent License Agreement (see Note 9).

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(21)           COMMON STOCK (Continued)

9. During the year a total of 150,000 shares were issued for to various independent parties for services rendered to the Company.  Expenses of $81,788 were charged, or an average price of $.50 per share.

During the year ended June 30, 2000, the Company issued a total of 56,214,003 shares ($12,997,328) of its common stock.  The conversion of Convertible Debentures accounted for the issuance of 4,060,398 shares ($3,958,223), the conversion of Redeemable Convertible Preferred Stock (see Note 19) accounted for the issuance of 3,834,492 shares ($507,115), and the conversion of Convertible Preferred Stock (see Note 19) accounted for the issuance of 41,581,242 shares ($6,806,219).  The remaining 6,737,871 shares were issued as follows:

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

During the year ended June 30, 2001, the Company issued a total of 13,916,169 shares ($12,333,724) of its common stock.  The conversion of Convertible Preferred Stock (see Note 19) accounted for the issuance of 5,664,067 shares ($5,580,531), and the common stock issued through the equity line of credit (See Note 14) accounted for the issuance of 3,407,613 shares ($3,143,666).  The remaining 4,844,489 shares were issued as follows:

1. A total of 810,000 shares were issued as repayment of a loan payable during the year.  A total of $530,000 of debt was satisfied through the issuance of the stock, and an additional $863,200 was charged as interest expense as the fair market value of the stock at the date of issuance was $1.72 per share.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(21)           COMMON STOCK (Continued)

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

During the year ended June 30, 2002, the Company issued a total of 12,167,866 shares ($6,508,155) of its common stock.  The common stock issued through the equity line of credit (See Note 14) accounted for the issuance of 11,607,866 shares ($6,213,805).  The remaining 560,000 shares were issued as follows:

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

During the year ended June 30, 2003, the Company issued a total of 31,398,326 shares ($9,708,425) of its common stock.  The common stock issued through the equity line of credit (See Note 14) accounted for the issuance of 29,390,708 shares ($8,737,772).  The remaining 2,007,618 shares were issued as follows:

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(21)           COMMON STOCK (Continued)

During the year ended June 30, 2004, the Company issued a total of 10,333,373 shares ($7,867,351) of its common stock.  The common stock issued through the equity line of credit (See Note 14) accounted for the issuance of 8,630,819 shares ($6,541,700).  The remaining 1,702,554 shares were issued as follows:

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

During the year ended June 30, 2005, the Company issued a total of 26,573,157 shares ($7,915,061) of its common stock.  The common stock issued through the equity line of credit (See Note 14) accounted for the issuance of 26,274,893 shares ($7,797,807).  The remaining 298,264 shares were issued as follows:

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

During the year ended June 30, 2006, the Company issued a total of 47,776,064 shares ($7,409,543) of its common stock.  The common stock issued through the equity line of credit (See Note 14) accounted for the issuance of 47,776,064 shares ($7,409,543).

During the year ended June 30, 2007, the Company issued a total of 63,861,405 shares ($4,560,415) of its common stock.  The common stock issued through the equity line of credit (See Note 14) accounted for the issuance of 63,861,405 shares ($4,560,415).

During the year ended June 30, 2008, the Company issued a total of 13,979,430 shares ($490,000) of its common stock.  The common stock issued through the equity line of credit (See Note 14) accounted for the issuance of 13,979,430 shares ($490,000).

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(21)           COMMON STOCK (Continued)

During the year ended June 30, 2009, the Company issued a total of 285,861,319 shares ($2,646,083) of its common stock.  The common stock issued through the equity line of credit (See Note 14) accounted for the issuance of 158,747,217 shares ($1,674,885).  The conversion of Convertible Debentures accounted for the issuance of 93,958,547 shares ($621,220).  The exercise of warrants accounted for the issuance of 21,755,555 shares ($195,778).

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

During the year ended June 30, 2010, the Company issued a total of 225,708,835 shares ($2,497,491) of its common stock.  The common stock issued through the equity line of credit (See Note 14) accounted for the issuance of 90,803,568 shares ($1,524,764).  The conversion of Convertible Debentures accounted for the issuance of 45,334,856 shares ($223,743).  The exercise of warrants accounted for the issuance of 11,180,822 shares ($89,444).

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

4 During April 2010, 250,000 shares of restricted stock were issued to a consultant of which $2,250 was satisfaction of an aged accounts payable owed to him for investor relations services and for providing a limited amount of investor relation services without further charge.  Additional Paid-In-Capital of $11,250 was

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(21)           COMMON STOCK (Continued)

recorded as the fair market value of the common stock on the date of issuance was $.054 per share.  The aggregate fair market value of the 250,000 restricted shares when issued was $13,500.

5. During May 2010, 2,600,952 shares of restricted stock were issued to Company employees.  Compensation expense of $128,389 and Additional Paid-In-Capital of $10,793 were recorded as the fair market value of the common stock on the date of issuance was $.045 per share.

During the year ended June 30, 2011, the Company issued a total of 105,109,302 shares ($2,625,268) of its common stock.  The common stock issued through the equity line of credit (See Note 14) accounted for the issuance of 77,928,568 shares ($1,502,193) to Southridge.  The conversion of 15 shares of the Series L Convertible Preferred Stock accounted for the issuance of 10,000,000 shares ($150,000).

The conversion of Promissory Notes accounted for the issuance of 12,430,734 shares ($112,674).

The remaining 17,180,734 shares were issued as follows:

1. During September 2010, 4,000,000 shares of common stock were issued to Company employees and 750,000 shares of restricted stock were issued to Company officers.  Compensation expense of $109,250 was charged as the fair market value of the common stock on the date of issuance was $0.023 per share.

2. January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to June 30, 2011, Southridge issued notices of conversion to settle $525,000 in principal plus accrued premiums totaling $255,651 into 53,143,682 shares of our common stock, of which 51,802,774 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.

3. During May 2011, an $80,000 Promissory Note plus $3,174 in interest was converted by Southridge into 11,089,826 shares of common stock which were issued pursuant to Rule 144.

(22)           STOCK OPTIONS

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(22)           STOCK OPTIONS (Continued)

The Company continues to use an expected term of eight years as provided by Staff Accounting Bulletin 110.  Our expected term assumption of eight years for the year ended June 30, 2011, was based upon the guidance provided by SEC Staff Accounting Bulletin 107 enabling us to use the simplified method for “plain vanilla” options for this calculation.  This provision was allowed to be used for grants made on or before December 31, 2007.  On December 21, 2007, the SEC issued Staff Accounting Bulletin 110 which extended the timeframe we will have to use the simplified method on an interim basis.  The SEC will suspend use of this method once detailed information on exercise terms become readily available.  We then will be required to estimate the expected term of an option using historical data by analyzing its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  The impact of applying ASC 718 approximated $375,704 and $588,564, respectively, in additional compensation expense for the twelve months ended June 30, 2011 and 2010.

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(22)           STOCK OPTIONS (Continued)

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(22)           STOCK OPTIONS (Continued)

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(22)           STOCK OPTIONS (Continued)

Employee Plan (Continued)
Outstanding at June 30, 2004	8,823,833.84		31,748.69
Granted	-		4,253,159.34
Exercised	(13,264)	.26	-
Canceled	(142,891)	.68	-

Outstanding at June 30, 2005	8,667,678.98		4,284,907.34
Granted	-		532,855.18
Exercised	-		-
Canceled	(254,277)	.74	(23,100)	.26

Outstanding at June 30, 2006	8,413,401.96		4,794,662.32
Granted	-		3,927,437.10
Exercised	-		-
Canceled	(4,804)	.70	(131,684)	.16

Outstanding at June 30, 2007	8,408,597.96		8,590,415.22
Granted	-		2,336,526.05
Exercised	-		-
Canceled	(29,750)	.60	(2,707,852)	.14

Outstanding at June 30, 2008	8,378,847.90		8,219,089.20
Granted	-		7,123,300.01
Exercised	-		-
Canceled	(1,094,655)	.60	(495,846)	.18

Outstanding at June 30, 2009	7,284,152.95		14,846,543.20
Granted	-		18,600,000.05
Exercised	-		-
Canceled	(230,913)	.79	(203,769)	.08

Outstanding at June 30, 2010	7,053,239	1.02	33,242,774.08
Granted	-		2,200,000.02
Exercised	-		-
Canceled	(1,480,689)	2.11	(4,115,319)	.27

Outstanding at June 30, 2011	5,572,550.73		31,327,455.05

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(22)           STOCK OPTIONS (Continued)

Director Plan (Continued)
Outstanding at June 30, 2002	450,000.58		-
Granted	400,000.18		-
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2003	850,000.40		-
Granted	100,000	1.07	700,000.76
Exercised	(450,000)	.58	-
Canceled	-		-

Outstanding at June 30, 2004	500,000.39		700,000.76
Granted	-		800,000.35
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2005	500,000.39		1,500,000.54
Granted	-		800,000.14
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2006	500,000.39		2,300,000.40
Granted	-		800,000.08
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2007	500,000.39		3,100,000.32
Granted	-		600,000.05
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2008	500,000.39		3,700,000.27
Granted	-		-
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2009	500,000.39		3,700,000.27
Granted	-		-
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2010	500,000.39		3,700,000.27
Granted	-		-
Exercised	-		-
Canceled	(500,000)	.39	(3,700,000)	.27

Outstanding at June 30, 2011	-		-

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(22)           STOCK OPTIONS (Continued)

A summary of the vested and exercisable stock options of the Company is presented as follows:

	June 30, 2011	June 30, 2010
Employee ISO	5,572,550	7,053,239
Director ISO	-	500,000
Employee Non-Statutory	28,906,923	23,442,789
Director Non-Statutory	-	3,700,000

Total	34,479,473	34,696,028

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(22)	STOCK OPTIONS (Continued)

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(22)	STOCK OPTIONS (Continued)

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(22)	STOCK OPTIONS (Continued)

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(22)	STOCK OPTIONS (Continued)

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

At various dates during the year ended June 30, 2011, the Company issued to various employees Non-Statutory options to purchase 2,200,000 shares of common stock at an exercise price of $.027.  The exercise price was established as the fair market value of the common stock on the date of grant for employees.  Options granted during the fiscal year ended June 30, 2011 vest one year from the date of grant.  The options expire ten years from the grant date.

For the fiscal year ending June 30, 2011, the total compensation for options recorded was $375,704.  We have $48,978 of non-cash unvested stock option compensation remaining to be expensed over the next three years.  These unvested options are being expensed each quarter over the remaining vesting periods.

The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR.  The intrinsic value for options/SSARs exercised in the fiscal years ended June 30, 2011 and 2010 was $-0- and $-0-, respectively.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(22)	STOCK OPTIONS (Continued)

The following table summarizes information about all of the stock options outstanding at June 30, 2011:

	Outstanding options			Exercisable options
Weighted
average
Range of		remaining	Weighted		Weighted
exercise prices	Shares	life (years)	avg. price	Shares	avg. price
$.01 - 1.25	36,900,004	7.25	$.15	34,479,473	$.19

At June 30, 2011, the Company has issued options pursuant to five different stock option plans, which have been previously described.  On March 11, 2010, the Board adopted the Company’s 2010 Non-Statutory Stock Option Plan (the “2010 Plan”) and re-adopted the 2010 Plan on February 3, 2011, which was adopted by the shareholders at our annual meeting held on July 12, 2011.

(23)           CONCENTRATION OF CREDIT RISK

During the year, the Company has occasionally maintained cash balances in excess of the Federally insured limits of $250,000.  The funds are on deposit with Wells Fargo Bank, N.A..  Consequently, the Company does not believe that there is a significant risk in having these balances in one financial institution.  The cash balance with the bank at June 30, 2011 was $189,135.

(24)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments.  After a review of our accounts receivable, the Company has recorded an allowance of $23,500 for doubtful accounts.  The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities.  At June 30, 2011 and 2010, the aggregate fair value of the Company’s debt obligations approximated its carrying value.

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(24)           FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

The following table sets forth the Company’s financial instruments as of June 30, 2011 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 820, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value

Liabilities:
Series L Convertible Preferred Stock	$	$	$(200,000)	$(200,000)
Series L Accrued Dividend Payable			(35,864)	(35,864)
Derivative Liability			(794,072)	(794,072)

At June 30, 2011, the carrying amount of the Series L Convertible Preferred Stock at par value is deemed to be the fair value.  The balance sheet also reflects a liability for the accrued dividend payable on the Series L Convertible Preferred Stock.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(25)           COMMITMENTS AND CONTINGENCIES

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

Based on our preliminary investigation of this matter, we believed that this claim was without merit, and we vigorously defended the case.  Our Italian counsel responded to the lawsuit in November 2008 and requested and was granted an extension to May 2009 to respond.  Our counsel filed our defenses in the Court of Venice at a hearing held in June 2009.  The judge set the next hearing for March 3, 2010 in order to allow the parties to clarify their claims and defenses.  At the hearing, the plaintiffs did not prove all of the facts underlying their claims.  The Judge set a hearing for November 10, 2010 for the “clarification of conclusions”.  At that time, our counsel planned to present our demand for damages from “vexatious litigation” by the plaintiffs.  The November 10, 2010 hearing was postponed until November 17, 2010.  At the hearing, the plaintiffs failed to present their statements to the courtin a timely manner and therefore, we believe that the plaintiffs should no longer be able to pursue any legal remedy in this matter.  The last hearing of the case was held on November 17, 2010.  We will have to wait for the court to issue a final dismissal in this matter.

On March 5, 2010, the Company entered into a six month Finders Agreement with an entity to provide introductions to potential investors so that the Company would be able to obtain financing in the amount of up to Twenty Million dollars ($20,000,000).  As compensation for its services under the agreement, the Finder shall be entitled to receive an amount equal to 7% of gross proceeds received in cash by the Company and resulting from introductions made by the Finder which resulted in financing to the Company during the term.  On August 26, 2010, the Company extended the Finders Agreement for six (6) additional months automatically terminating on March 5, 2011.

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(25)           COMMITMENTS AND CONTINGENCIES (Continued)

On March 22, 2010, the Company entered into two-year employment agreement with Deborah O’Brien, our Senior Vice-President.  The agreement provided an annual base salary of $138,000.  Ms. O’Brien was also granted an option to purchase 6,000,000 shares of the Company’s common stock, of which 3,000,000 shares vested and became exercisable on the effective date of the employment agreement and 3,000,000 shares shall vest and become exercisable on March 22, 2011.  The option exercise price per share is $.05, the closing price of the Company’scommon stock on March 22, 2010.  Her previous employment agreement expired on September 14, 2008.

We previously carried $3,000,000 in product liability insurance to cover both clinical sites and sales.  As part of our cost savings initiatives, we cancelled the policy as we have not had any adverse experiences after conducting more then 17,000 patient scans worldwide.  We are now self-insuring the risk of product liability.

(26)           SUBSEQUENT EVENTS - UNAUDITED

At our annual meeting on July 12, 2011, our shareholders approved a proposal to increase our authorized shares from 950,000,000 to 2,000,000,000.

On July 21, 2011, we entered into an agreement with Ft. Lauderdale Business Plaza Associates, an unaffiliated third-party, for an additional 4,800 square feet of commercial office space at 5301 NW 35th Terrace, Ft. Lauderdale, Florida.  The term of the lease will run concurrent with our original lease commencing on September 1, 2011 and terminating on September 30, 2013.  The monthly base rent for the initial year is $4,500 plus applicable sales tax and increase by 3.5% each year to the lease expiration.

As of September 20, 2011, we owe a total of $2,061,944 in short-term debt.  Of the $2,061,944 we owe a total of $1,437,444 in principal, $606,824 in premium and $17,676 in interest.  We have received loan extensions on all of our short-term notes to September 30, 2011.

As of September 20, 2011, we owe a total of $371,228 in long-term debt.  Of the $371,228 we owe a total of $285,825 in principal, $50,000 is consideration on the principal and $36,000 is interest.

In July 2011, we received $150,000 from Southridge pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $150,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In August 2011, we received $82,500 from Southridge pursuant to two short-term promissory notes of which the principal on these notes were $100,000 and $7,500.  The $100,000 notes provided for a $25,000 discount upon issuance as additional consideration and both notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $107,500 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In August 2011, we received $50,000 from OTC Global Partners, LLC pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before March 1, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  OTC Global Partners, LLC may elect at an Event of Default to convert any part or all of the $50,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.014 or (b) 65% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In September 2011, we received $100,000 from Southridge pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(26)           SUBSEQUENT EVENTS - UNAUDITED (Continued)

On July 13, 2011, Southridge executed a debt to equity conversion of a $14,000 short-term promissory note dated December 16, 2010 plus accrued interest of $641.  We issued Southridge 1,464,132 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $2,100 in premium associated with this note.

On July 13, 2011, Southridge executed a debt to equity conversion of a $51,000 short-term promissory note dated December 22, 2010 plus accrued interest of $2,269.  We issued Southridge 5,326,915 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $7,650 in premium associated with this note.

On July 21, 2011, Southridge executed a debt to equity conversion of a $55,000 short-term promissory note dated January 13, 2011 plus accrued interest of $2,278.  We issued Southridge 5,727,836 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $8,250 in premium associated with this note.

On July 21, 2011, Southridge executed a debt to equity conversion of a $22,000 short-term promissory note dated January 19, 2011 plus accrued interest of $882.  We issued Southridge 2,288,241 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $3,300 in premium associated with this note.

On August 24, 2011, Southridge executed a debt to equity conversion of a $80,000 short-term promissory note dated January 28, 2011 plus accrued interest of $3,647.  We issued Southridge 8,364,712 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $12,000 in premium associated with this note.

On August 24, 2011, Southridge executed a partial debt to equity conversion of a $80,000 short-term promissory note dated February 7, 2011 in which they converted $20,000 principal plus accrued interest of $868.  We issued Southridge 2,086,795 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We still owe Southridge $60,000 principal, $12,000 in premium and $2,683 in interest associated with this note.

On August 24, 2011, JMJ executed a debt to equity conversion of $36,015 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 3,500,000 common shares pursuant to Rule 144 based on a conversion price of $0.0103 per share.

On August 31, 2011, JMJ executed a debt to equity conversion of $41,160 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 4,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.01029 per share.

On September 9, 2011, we issued a private investor 3,000,000 common shares pursuant to Rule 144 in connection with a short-term promissory note totaling $60,000 dated December 13, 2010.

On September 15, 2011, JMJ executed a debt to equity conversion of $37,597 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 4,100,000 common shares pursuant to Rule 144 based on a conversion price of $0.00917 per share.  As of the date of this report, we now owe JMJ a total of $249,728 of which $185,228 in principal, $37,500 in consideration and $27,000 in interest associated with this first tranche.

The Company has entered into agreements with various distributors located throughout Europe, Asia and South America to market the CTLM® device. The terms of these agreements range from twelve months to three years. The Company has the right to renew the agreements, with renewal periods ranging from one to five years.

10-K Main Table of Contents

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report.  Based on the foregoing, and as more fully described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A.  Our company's internal control over financial reporting is a process designed under the supervision of our company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of June 30, 2011, management assessed the effectiveness of our company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Those identified control weaknesses include:

1.
We do not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of U.S. GAAP and SEC reporting requirements commensurate with our financial reporting requirements.

2.
We do not maintain sufficient policies and procedures to prevent and/or detect material misstatements over the valuation and recording of derivative securities or beneficial conversion rights of debt and equity instruments.

10-K Main Table of Contents

Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur and would not be prevented or detected.  To remediate these weaknesses, during fiscal year 2012, we will:

•
Implement changes to our internal control over financial reporting to ensure that we properly record and calculate derivative securities and beneficial conversion rights of debt and equity instruments.

Our plan is to:

•
Either hire additional accounting personnel or employ third party consultants to assess our current deficiencies and to formulate recommendations and implement them and overall financial reporting controls to assure compliance with GAAP and SEC requirements.

•	We anticipate that we will be able to complete these remediation efforts by the end our next fiscal year-end of June 30, 2012.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our company’s financial results.

We are committed to improving our financial organization.  As part of this commitment, we will prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting.

Management's report is not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

10-K Main Table of Contents

Item 9B.  Other Information –

None

The remainder of this page is intentionally blank.

10-K Main Table of Contents

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Corporate Governance

Compensation Discussion and Analysis
This section describes the material elements of compensation awarded to, earned by or paid to the individuals who served as our former chief executive officer, our current chief executive officer, our executive vice president & chief financial officer, and our senior vice president during fiscal 2011.  These individuals are listed in the “Summary Compensation Table” below and are referred to as the “Named Executive Officers”.

Our executive compensation programs were determined and proposed by our Compensation Committee and approved by our Board of Directors, for so long as the Compensation Committee was in existence.  None of the Named Executive Officers were members of the Compensation Committee or otherwise had any role in determining the compensation of other Named Executive Officers, although the Compensation Committee did consider the recommendations of our CEO in setting compensation levels for our other executive officers.  Our Compensation Committee was comprised of three out of our four independent directors.  On February 27, 2008, Edward Rolquin, a member of the Compensation Committee, announced his retirement from the Board of Directors.  On April 16, 2008, we received and accepted the resignations of our three outside directors:  Jay Bendis; Patrick Gorman; and Sherman Lazrus.  Mr. Gorman was not a member of the Compensation Committee.  These resignations were tendered to comply with a request by outside funding sources as a condition to such funding.  Upon their resignations, the Board of Directors assumed the duties of the Compensation Committee.  Thus, the Board of Directors performed the duties of the Compensation Committee for fiscal 2009, fiscal 2010 and fiscal 2011.

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

10-K Main Table of Contents

All references below to the Compensation Committee refer to the Board of Directors since April 16, 2008, except where the context requires otherwise.

Current Executive Compensation Program Elements.

Base Salaries
Salaries for our three executive officers are reviewed by the Compensation Committee on an annual basis.  During fiscal 2011, the cash salaries paid to Linda Grable, Allan Schwartz and Deborah O’Brien were $168,000, $192,400, and $138,000, respectively.  During fiscal 2010, the cash salaries paid to Linda Grable, Allan Schwartz and Deborah O’Brien were $156,000, $192,400, and $105,859, respectively.  During fiscal 2009, the cash salaries paid to Linda Grable, Allan Schwartz and Deborah O’Brien were $143,878, $188,237, and $137,832, respectively.

Annual Incentive Bonuses
The Compensation Committee may elect to award incentive bonuses as part of total compensation to executive officers who have rendered services during the year that exceed those normally required or anticipated or who have achieved specific targeted objectives with regard to sales performance, financial performance, inventory efficiencies and other criteria which may be established from time to time.  These bonuses are intended to reflect the Compensation Committee’s determination to reward any executive who, through extraordinary effort, has substantially benefited the Company and its stockholders during the year.  During fiscal 2011, no annual incentive bonuses were paid.

Stock Option Grants
Our policy is that the long-term compensation of our Named Executive Officers and other executive officers should be directly linked to the value provided to stockholders.  Therefore, we have periodically made grants of stock options to provide further incentives to our executives to increase stockholder value.  During fiscal 2011, there were no stock option grants made to Linda Grable, Allan Schwartz and Deborah O’Brien.  During fiscal 2010, the stock option grants made to Linda Grable, Allan Schwartz and Deborah O’Brien were 6,000,000, 6,000,000 and 6,000,000, respectively.  During fiscal 2009, the stock option grants made to Linda Grable, Allan Schwartz and Deborah O’Brien were 3,000,000, 3,000,000 and 0, respectively.  Stock options are granted with an exercise price that is equal to the closing price of our common stock on the grant date.  Thus, the recipients will realize value on their stock options if our stockholders realize value on their shares.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was an officer or employee of our Company during the prior year or was formerly an officer of our Company.  During the fiscal year ended June 30, 2011, none of our executive officers served on the Compensation Committee of any other entity, any of whose directors or executive officers served either on our Board of Directors or on our Compensation Committee.

10-K Main Table of Contents

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position	Year Elected or Appointed

Linda B. Grable	74	Chief Executive Officer and	2008
		Chairman of the Board

Allan L. Schwartz	69	Executive Vice-President, Chief	1994
		Financial Officer and Director

Deborah O’Brien	47	Senior Vice-President	2003

David Schmidt	48	Director	2011

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

10-K Main Table of Contents

accounts, and in the medical device industry, marketing medical equipment.  Ms. O’Brien began her career in the mortgage loan industry as an account executive with Citibank.

David Schmidt
On August 1, 2011, Mr. Schmidt was appointed by our Board of Directors to serve on the Board.  Mr. Schmidt has served since 2008 as an independent consultant advising companies in the chemicals and materials, healthcare, and alternate energy industries regarding strategic marketing and execution services.  From 2004 until 2008, Mr. Schmidt served as the Manager of Commercial Excellence and the Strategic Marketing and Business Development Manager at Honeywell International, Inc., Morristown, NJ.  From 2000 until 2003, Mr. Schmidt served as a Senior Director and Chief Operations Officer of Plasmion Corporation, Inc., Hoboken, NJ.  Mr. Schmidt has also served in management and officer positions at Film Specialties, Inc., Hillsborough, NJ, from 1993 until 2000; at Hydromer, Inc., Whitehouse, NJ, an invasive medical device specialty coatings company from 1989 until 1992; and at ROI Group, Inc., Parsippany, NJ, from 1986 until 1988.  Mr. Schmidt earned his bachelor of science in business and economics from Lehigh University.

Committees
Due to the resignation on April 16, 2008 of our three remaining independent directors, the following committees have no members until such time as new independent members are appointed to fill these committees: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.  Mr. Schmidt has not been appointed to any of our Board Committees.  Until such time as we secure sufficient funding to enable the Company to obtain additional qualified independent directors, the responsibilities of these committees will continue to be served by the three current executive officers/directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file.  To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended June 30, 2011.

10-K Main Table of Contents

Item 11.  Executive Compensation

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer, former Chief Executive Officer, Executive Vice President & CFO, and Senior Vice President for services rendered to us during fiscal 2011.

SUMMARY COMPENSATION TABLE – FISCAL 2011

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)(5)	($)	($)(6)	($)(7)	($)	($)	($)	($)
Linda B. Grable	2011	168,000	-	5,750	109,375	-	-	-	283,125
CEO and COB(1)(2)	2010	156,000	-	5,000	190,625	-	-	-	351,625
	2009	143,878	-	800	60,333	-	-	-	205,011

Allan L. Schwartz	2011	192,400	-	5,750	109,375	-	-	-	307,525
Exec V.P.,CFO and Director(1),(3)	2010	192,400	-	5,000	190,625	-	-	-	388,025
	2009	188,237	-	800	31,667	-	-	-	220,704

Deborah O'Brien	2011	138,000		5,750	109,375	-	-	-	253,125
Senior Vice- President(1),(4)	2010	105,859	-	5,000	190,625	-	-	-	301,484
	2009	137,832	-	800	3,109	-	-	-	141,741

(1)
All Named Executive Officers receive reimbursement for auto expense in the amount of $500 per month.  However, during f/y 2011 and 2010 the Executive Officers agreed to accrue various monthly auto expenses until a time where the Company secures additional financing.  During f/y 2009 the Executive Officers agreed to accrue all monthly auto expenses until a time where the Company secures additional financing.  The Company secured the additional financing and paid the Executive Officers all of their accrued auto expense from f/y 2009.

(2)
Salary recorded for f/y 2011 and 2010 includes base salary of $168,000.  Effective January 1, 2010, Ms. Grable’s salary increased from $144,000 to $168,000.   Salary recorded for f/y 2009 includes base salary of $144,000.  Previously, from January 1, 2009 through June 30, 2009, Ms. Grable deferred $39,000 of her salary which was accrued until such time as the Company secures additional financing.  The Company secured the additional financing and Ms. Grable was paid the $39,000 of deferred salary in f/y 2010.  On April 16, 2008, Ms. Grable came out of retirement and rejoined the company as Chairman of the Board and CEO.

(3)
Salary recorded for f/y 2011 and 2010 includes base salary of $192,400.  Previously, from January 1, 2009 through June 30, 2009, Mr. Schwartz deferred $52,108 of his salary which was accrued until such time as the Company secures additional financing.  The Company secured the additional financing and Mr. Schwartz was paid the $52,108 of deferred salary in f/y 2010.  Salary recorded for f/y 2009 includes base salary of $192,400.  From July 1, 2008 through July 31, 2008, Mr. Schwartz deferred $4,008 of his salary until a time where the Company secures additional financing. Salary recorded for f/y 2008 includes base salary of $179,142 plus $6,660 vacation pay.  From April 1, 2008 through June 30, 2008, Mr. Schwartz deferred $12,025 of his salary until a time where the Company secures additional financing.  As of June 30, 2011, Mr. Schwartz is owed a total of $16,033 of his salary from previous fiscal years.

(4)
Salary recorded for f/y 2011 and 2010 includes base salary of $138,000.  However, Ms. O’Brien took a temporary leave of absence during f/y 2010 and was only paid $105,859.  Previously, from January 1, 2009 through June 30, 2009, Ms. O’Brien deferred $37,375 of her salary which was accrued until such time as the Company secures additional financing.  The Company secured the additional financing and Ms. O’Brien was paid the $37,375 of deferred salary in f/y 2010.  Salary recorded for f/y 2009 includes base salary of $138,000.  Salary recorded for f/y 2008 includes base salary of $135,342 plus $4,246 vacation pay.

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

(6)
During September 2010, 250,000 shares of shares of common stock were issued as a bonus to all Company employees.  However, the executive officers’ shares were issued with a restrictive legend while the other employees’ shares were issued without restrictive legend due to the de-minimus size of the issuance.  Compensation expense of $5,750 per employee was recorded as the fair market value of the common stock on the date of issuance was $.023 per share.  During December 2009, 250,000 shares of common stock were issued as a bonus to all Company employees.  However, the executive officers’ shares were issued with a restrictive legend while the other employees’ shares were issued without restrictive legend due to the de-minimus size of the issuance.  Compensation expense of $5,000 per employee was recorded as the fair market value of the common stock on the date of issuance was $.02 per share.  During March 2009, 100,000 shares of restricted stock were issued as a bonus to all Company employees.  Compensation expense of $800 per employee was recorded as the fair market value of the common stock on the date of issuance was $.008 per share.

(7)
Amount listed represents the dollar amount we recognized for financial reporting purposes under FASB guidance, “Share Based Payment”.  Assumptions made for the purpose of computing this amount are discussed in Note 2(j) to the Notes to our Financial Statements contained in this report.

10-K Main Table of Contents

OUTSTANDING EQUITY AWARDS AT FISCAL 2011 YEAR-END

The following table sets forth information concerning unexercised options outstanding for each of our Named Executive Officers at June 30, 2011.

	Option Awards					Stock Awards
									Equity
									Incentive
			Equity					Equity Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Linda B. Grable	500,000	-	-	$0.77	8/30/2011
CEO and Chairman	2,250,000	-	-	$0.60	12/1/2011
of the Board(1)	1,000,000	-	-	$0.045	4/16/2018
	3,000,000	-	-	$.01	3/23/2019
	3,000,000	3,000,000		$.05	3/22/2020

Allan L. Schwartz	500,000	-	-	$0.77	8/30/2011
Exec V.P., CFO and	500,000	-	-	$0.30	8/30/2012
Director(2)	500,000	-	-	$1.21	8/30/2013
	500,000	-	-	$0.30	8/30/2014
	100,000	-	-	$0.20	9/12/2015
	250,000	-	-	$0.11	9/12/2016
	250,000	-	-	$0.058	8/30/2017
	3,000,000	-	-	$.01	3/23/2019
	3,000,000	3,000,000		$.05	3/22/2020

Deborah O'Brien	200,000	-	-	$0.56	10/25/2011
Senior Vice-	25,000	-	-	$0.50	2/02/2012
President(3)	302,000	-	-	$1.13	9/15/2013
	250,000	-	-	$0.11	9/12/2016
	250,000	-	-	$0.084	9/15/2017
	3,000,000	3,000,000		$.05	3/22/2020

(1)	Ms. Grable had 12,750,000 stock options outstanding as of June 30, 2011 of which 13,250,000 are fully vested.
(2)	Mr. Schwartz had 11,600,000 stock options outstanding as of June 30, 2011 of which 12,100,000 are fully vested.
(3)	Ms. O’Brien had 7,027,000 stock options outstanding as of June 30, 2011 of which 7,027,000 are fully vested.

10-K Main Table of Contents

OPTION EXERCISES AND STOCK VESTED - FISCAL 2011

The following table sets forth information concerning each exercise of stock options for each of our Named Executive Officers during the year ended June 30, 2011.

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

Upon termination of Ms. Grable’s employment agreement without “cause” or by change of control as defined in paragraph (e) Special Termination (ii), we will be obligated to pay the balance of compensation due on her two-year contract which commenced on March 22, 2010.  Assuming such termination occurred on June 30, 2011, we estimate that amount to be $126,000.

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

10-K Main Table of Contents

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

Upon termination of Mr. Schwartz’s employment agreement without “cause” or by change of control as defined in paragraph (e) Special Termination (ii), we will be obligated to pay the balance of compensation due on his two-year contract which commenced on March 22, 2010.  Assuming such termination occurred on June 30, 2011, we estimate that amount to be $144,300.

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

10-K Main Table of Contents

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

Upon termination of Ms. O’Brien’s employment agreement without “cause” or by change of control as defined in paragraph (e) Special Termination (ii), we will be obligated to pay the balance of compensation due on her two-year contract which commenced on March 22, 2010.  Assuming such termination occurred on June 30, 2011, we estimate that amount to be $103,500.

Director Compensation – Fiscal 2011

During fiscal 2011, we had no independent directors.  Our employee directors do not receive separate compensation for their Board service.

In connection with David Schmidt’s appointment to our Board of Directors on August 1, 2011, as an independent, non-employee director, he will be compensated $2,000 per quarter and will receive annual option grants of 250,000 shares vesting 62,500 shares per quarter beginning on November 1, 2011.  Our non-employee Board members are paid $600 per diem fees for days in which a board meeting is attended or the director is otherwise required to visit the Company or spend a significant amount of a day working on Company matters (“workshop days”).  We reimburse reasonable travel expenses for attending board meetings and expenses associated with workshop days.

10-K Main Table of Contents

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

10-K Main Table of Contents

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

On March 11, 2010, the Board of Directors adopted the Company’s 2010 Non-Statutory Stock Option Plan (the “2010 Plan”) and re-adopted the 2010 Plan on February 3, 2011.  The Plan was adopted by the shareholders at our annual meeting held on July 12, 2011.  The 2010 Plan will provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company.  The maximum number of options that may be granted under the 2010 Plan shall be options to purchase 37,428,466 shares of Common Stock (5% of our issued and outstanding common stock as of March 10, 2010).  Options may be granted under the 2010 Plan for up to 10 years after the date of the 2010 Plan.  The 2010 Non-Statutory Stock Plan replaced the 2007 Non-Statutory Stock Option Plan.

10-K Main Table of Contents

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table shows the beneficial ownership of our common stock as of September 20, 2011 regarding:

·	each person that we know of who beneficially owns more than 5% of the outstanding shares of our common stock,
·	each current director and executive officer, and
·	all executive officers and directors as a group.

Name and Address	Number of Shares Owned	% of Outstanding
of Beneficial Owner	Beneficially(1)(2)	Shares of Common Stock

Linda B. Grable	29,260,274(3)	2.97%
5307 NW 35th Terrace
Fort Lauderdale, FL 33309

Allan L. Schwartz	15,755,520(4)	1.60%
5307 NW 35th Terrace
Fort Lauderdale, FL 33309

Deborah O’Brien	8,137,000(5)	0.82%
5307 NW 35th Terrace
Fort Lauderdale, FL 33309

David Schmidt	0	0%
5307 NW 35th Terrace
Fort Lauderdale, FL 33309

All officers and directors	53,152,794(6)	5.39%
as a group (4 persons)

(1)
Except as indicated in the footnotes to this table, based on information provided by such persons, the persons named in the table above have sole voting power and investment power with respect to all shares of common stock shown beneficially owned by them.

(2)
Percentage of ownership is based on 985,468,507 shares of common stock outstanding as of September 20, 2011 plus each person’s options that are exercisable within 60 days.  Shares of common stock subject to stock options that are exercisable within 60 days as of September 20, 2011 are deemed outstanding for computing the percentage of that person and the group.

(3)	Includes 12,250,000 shares subject to options and 17,010,274 shares owned by Linda B. Grable.
(4)	Includes 11,100,000 shares subject to options and 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.
(5)	Includes 7,027,000 shares subject to options.
(6)
Includes 30,377,000 shares subject to options held by Linda Grable, Allan Schwartz and Deborah O’Brien.  Also includes 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.

Dividend Policy
To date, we have not declared or paid any dividends with respect to our common stock, and the current policy of the Board of Directors is to retain any earnings to provide for our growth.  We do not anticipate paying cash dividends on our common stock in the foreseeable future.

10-K Main Table of Contents

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

Item 14.  Principal Accounting Fees and Services

For the Fiscal Years ended June 30, 2011 and 2010, we paid audit fees totaling $49,000 and $67,000 respectively, and paid fees for tax services totaling $2,500 and $2,500 respectively.

	June 30,
	2011	2010
Audit Fees	$49,000	$67,000
Tax Services	$2,500	$2,500

Totals	$51,500	$69,500

10-K Main Table of Contents

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits

EXHIBIT	DESCRIPTION

3.1	Articles of Incorporation (Florida)- Incorporated by reference to Exhibit 3(a) of our Form 10-KSB for the fiscal year ending June 30, 1995.
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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

10.113	Letter Addendum to Promissory Note dated February 23, 2011, Exhibit B. Incorporated by reference to our Form 8-K/A filed on March 2, 2011.
10.114	Registration Rights Agreement dated February 23, 2011, Exhibit C. Incorporated by reference to our Form 8-K/A filed on March 2, 2011.
10.115	Patent Licensing Agreement, originally filed as Exhibit 10.2 to Form S-2 on July 21, 1998 as a text document. Incorporated by reference to our S-1 Amendment No. 2, filed on March 15, 2011.
10.116	U.S. Patent 5.692,511 issued Dec. 2, 1997, Exhibit A to Patent Licensing Agreement filed as Exhibit 10.115. Incorporated by reference to our S-1 Amendment No. 3, filed on April 26, 2011.
14.2	Code of Conduct of Imaging Diagnostic Systems, Inc. dated November 7, 2007.
31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10-K Main Table of Contents

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

Signatures	Title	Date

/s/Linda B. Grable	Chief Executive Officer	September 22, 2011
Linda B. Grable	and Chairman of the Board of Directors

/s/Allan L. Schwartz	Director, Executive Vice-President,	September 22, 2011
Allan L. Schwartz	and Chief Financial Officer
(Principal Accounting and Financial
Officer)

/s/ David Schmidt	Director	September 22, 2011
David Schmidt