Form 10-Q
period 2011-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2011-11-14
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 14, 2011: 1,051,812,364 shares of common stock, no par value; and 20 shares of Series L convertible preferred stock outstanding.

	IMAGING DIAGNOSTIC SYSTEMS, INC.
	(A Development Stage Company)

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Balance Sheets – (Unaudited) September 30, 2011 and June 30, 2010	3

	Condensed Statements of Operations - (Unaudited) Three months ended September 30, 2011 and 2010, and December 10, 1993 (date of inception) to September 30, 2011	4

	Condensed Statements of Cash Flows - (Unaudited) Three months ended September 30, 2011 and 2010, and December 10, 1993 (date of inception) to September 30, 2011	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Financial Condition and Results	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 5.	Other Information	45

Item 6.	Exhibits	73

Signatures		76

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

10-Q Table of Contents
IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

Assets

	Sept. 30, 2011	June 30, 2011
Current assets:	Unaudited	*
Cash	$20,959	$189,135
Accounts receivable, net of allowances for doubtful accounts
of $23,500 and $23,500, respectively	10,947	11,198
Inventories, net of reserve of $399,000 and $399,000, respectively	317,711	322,562
Prepaid expenses	58,139	49,339

Total current assets	407,756	572,234

Property and equipment, net	141,615	161,713
Intangible assets, net	128,161	136,706

Total assets	$677,532	$870,653

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,270,281	$1,344,168
Accrued payroll taxes and penalties	1,295,496	1,141,967
Customer deposits	92,563	112,563
Short-term derivative liability	827,253	691,663
Short-term debt, net of debt discount of $398,006 and $78,925	1,623,689	1,706,018

Total current liabilities	5,109,282	4,996,379

Long-Term liabilities:
Long-term debt, net of debt discount of $122,532 and $184,967	207,746	301,033

Total long-term liabilities	207,746	301,033

Convertible preferred stock (Series L), 9% cumulative annual dividend,
no par value, 20 and 20 shares issued, respectively	200,000	200,000
Long-term derivative liability	84,791	102,409

Stockholders' (Deficit):
Common stock	108,199,505	107,476,957
Common stock - Debt Collateral	(73,970)	(73,970)
Additional paid-in capital	5,624,004	5,626,252
Deficit accumulated during development stage	(118,673,826)	(117,758,407)

Total stockholders' (Deficit)	(4,924,287)	(4,729,168)

Total liabilities and stockholders' (Deficit)	$677,532	$870,653

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

10-Q Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
A Development Stage Company
(Unaudited)
Condensed Statements of Operations

	Three Months Ended		From Inception
	September 30,		December 10, 1993 to
	2011	2010	September 30, 2011
			*
Net Sales	$38,409	$11,461	$2,418,191
Gain on sale of fixed assets	-	-	2,794,565
Cost of Sales	4,729	4,259	948,611

Gross Profit	33,680	7,202	4,264,145

Operating Expenses:
General and administrative	741,813	565,674	62,412,044
Research and development	212,905	239,800	23,535,742
Sales and marketing	101,557	74,336	9,667,778
Inventory valuation adjustments	7,739	5,687	4,923,184
Depreciation and amortization	16,715	27,699	3,419,140
Amortization of deferred compensation	-	-	4,064,250

	1,080,729	913,196	108,022,138

Operating Loss	(1,047,049)	(905,994)	(103,757,993)

Interest income	187	312	311,021
Other income	6,404	35,664	1,000,450
Other income - LILA Inventory	-	-	(69,193)
Change in fair value of derivative liability	389,528	(19,355)	460,410
Interest expense	(264,489)	(67,092)	(9,770,761)

Net Loss	(915,419)	(956,465)	(111,826,066)

Dividends on cumulative Preferred stock:
From discount at issuance	-	-	(5,402,713)
Earned	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(915,419)	$(956,465)	$(118,673,826)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.41)

Weighted average number of
common shares outstanding:
Basic and diluted	966,093,349	853,250,235	288,733,313

* The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.

The accompanying notes are an integral part of these condensed financial statements.

10-Q Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statement of Cash Flows

	Three Months		From Inception
	Ended September 30,		December 10, 1993 to
	2011	2010	September 30, 2011
			*
Cash flows from operations:
Net loss	$(915,419)	$(956,466)	$(111,826,066)
Changes in assets and liabilities	239,743	319,097	35,339,668
Net cash used in operations	(675,676)	(637,369)	(76,486,398)

Cash flows from investing activities:
Proceeds from sale of property & equipment	-	-	4,390,015
Capital expenditures	-	-	(7,578,436)
Net cash provided (used in) investing activities	-	-	(3,188,421)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Other financing activities	507,500	-	9,424,530
Proceeds from issuance of preferred stock	-	-	18,389,500
Net proceeds from issuance of common stock	-	800,000	51,932,037

Net cash provided by financing activities	507,500	800,000	79,695,778

Net increase (decrease) in cash	(168,176)	162,631	20,959

Cash, beginning of period	189,135	73,844	-

Cash, end of period	$20,959	$236,475	$20,959

* The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.

The accompanying notes are an integral part of these condensed financial statements.

10-Q Table of Contents
IMAGING DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for three month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2012.  These condensed financial statements have been prepared in accordance with Financial Accounting Standards guidance for Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on September 22, 2011.

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

We currently manufacture and sell our sole product, the CTLM® - Computed Tomography Laser Mammography.  We are appointing distributors and installing collaboration systems as part of our global commercialization program.  We have sold 16 systems as of September 30, 2011; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  We are attempting to create increased product awareness as a foundation for developing markets through an international distributor network.  We may be able to exit reporting as a Development Stage Enterprise upon two successive quarters of sufficient revenues such that we would not have to utilize other funding to meet our quarterly operating expenses.

10-Q Table of Contents

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	Sept. 30, 2011	June 30, 2011
	Unaudited
Raw materials consisting of purchased parts, components and supplies	$499,371	$508,176
Work-in-process including units undergoing final inspection and testing	31,662	28,943
Finished goods	185,678	184,443

Sub-Total Inventories	716,711	721,562

Less Inventory Reserve	(399,000)	(399,000)

Total Inventory - Net	$317,711	$322,562

We review our Inventory for parts that have become obsolete or in excess of our manufacturing requirements and our Finished Goods for valuation pursuant to our Critical Accounting Policy for Inventory.  For the quarter ending September 30, 2011, we reclassified the net realizable value of $11,928 from Clinical Equipment to Consignment Inventory due to a CTLM® system being purchased by one of our Distributors in an installment sale.  For the fiscal year ending June 30, 2011, we reclassified the net realizable value of $6,525 of CTLM® systems in Inventory to Clinical equipment.  For the fiscal year ending June 30, 2009, we reclassified the net realizable value of $8,591 as this CTLM® system is being used as a clinical system at the University of Florida.  For the fiscal year ending June 30, 2008 since such finished goods are being utilized for collecting data for our FDA application, we reclassified the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical equipment.  For the fiscal year ending June 30, 2010 we identified $399,000 of Inventory that we deem impaired due to the lack of inventory turnover.  There were no changes to Inventory Reserve for the quarter ending September 30, 2011.

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

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP.  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the

10-Q Table of Contents

Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of our financial statements or disclosures during the quarter ended September 30, 2011 as a result of implementing the Codification.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying ASC 718 approximated $2,290 and $94,043, respectively, in additional compensation expense for the three months ended September 30, 2011 and 2010.

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

For purposes of the following disclosures the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended September 30, 2011: no dividend yield; expected volatility of 126%; risk-free interest rate of 4%; and an expected eight-year term for options granted.  For the quarter ending September 30, 2011, the net income and earnings per share reflect the actual deduction for option expense as a non-cash compensation expense.

Stock-based compensation expense recorded during the three months ended September 30, 2011, was $2,290 compared to $94,043 from the corresponding period in fiscal 2010.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back”.

The weighted average fair value per option at the date of grant for the three months ended September 30, 2011 using the Black-Scholes Option-Pricing Model was $0.015.  The weighted

10-Q Table of Contents

average fair value per option at the date of grant for the three months ended September 30, 2010 was $0.027 because we did not grant any new stock options during the quarter.  Assumptions were as follows:

	Three Months Ended
	September 30th,
	2011	2010
Expected Volatility(1)	126%	174%
Risk Free Interest Rate(2)	4%	4%
Expected Term(3)	8 yrs	8 yrs

(1)  We calculate expected volatility through a mathematical formula using the last day of the week’s closing stock price for the previous 61 weeks prior to the option grant date.  The expected volatility for the three months ending September 30, 2011 and 2010 in the table above are weighted average calculations.

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

NOTE 7 - COMMON STOCK ISSUANCES – PRIVATE EQUITY CREDIT AGREEMENT

During the first quarter ending September 30, 2011, we did not draw from our Private Equity Credit Agreement with Southridge Partners II LP (“Southridge”).  See Item 5.  Other Information – “Financing/Equity Line of Credit.”  Subsequent to the end of the first quarter, we did not initiate any put notices from our Private Equity Credit Agreement with Southridge through the date of this report.

NOTE 8 – DEBT DISCOUNT

In connection with the $507,500 received pursuant to Short-Term Notes from July 1, 2011 to September 30, 2011, we recorded interest expense to amortize the debt discount in the amount of $188,419 during the quarter ending September 30, 2011.  See “Part II, Item 5, Financing/Equity Line of Credit, Issuance of Stock in Connection with Short-Term Loans”

In connection with the sale of a Convertible Promissory Note Agreement on February 23, 2011, with an unaffiliated third party, JMJ Financial (the “Lender” or “JMJ”), relating to a private placement of a total of up to $1,800,000 in principal amount of a Convertible Promissory Note (the “Note”) providing for advances of a gross amount of $1,600,000 in seven tranches, we recorded interest expense to amortize the debt discount in the amount of $62,435 during the quarter ending September 30, 2011.  See “Part II, Item 5, Financing/Equity Line of Credit, Issuance of Stock in Connection with Long-Term Loans”

There remains a total of $520,538 of debt discount yet to be amortized as of September 30, 2011.

10-Q Table of Contents

NOTE 9 – SHORT-TERM DEBT

From November 10, 2009 to September 30, 2011 we borrowed $2,900,465 in the aggregate from eight unaffiliated third party investors.  As additional consideration for $237,500 of these loans in December 2009, we issued 16,625,000 restricted shares of common stock.  Upon maturity and extensions of the original maturity dates, we are obligated to pay the principal amount and $94,100 in premium.  With respect to $1,000,000 principal amount of these notes, we issued 55,363,907 shares of restricted common stock as collateral.  The fair market value of these collateral shares at the date of issuance were recorded and presented as a contra equity account “Common stock – Debt Collateral” as they remain unearned and subject to be returned once the related debt is repaid.  With respect to $350,000 principal amount of a note, we issued 35 shares of Series L Convertible Preferred Stock as collateral.  On March 31, 2010 one of the third party investors converted these collateral shares, pursuant to the terms of their $350,000 promissory note, and the note was cancelled.  During the third quarter ending March 31, 2010, we repaid an aggregate principal amount of $93,750 and $10,000 in premium on these notes.  During the fourth quarter ending June 30, 2010, we repaid an aggregate principal amount of $48,044 and $644 in premium on the notes.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through November 30, 2011 for 3% additional premium per month on each note.  In connection with these extensions a total of $164,800 of additional premium was accrued for the December 2009 notes as of the date of this report.  In April 2011, Southridge purchased a total of $200,000 in principal value of promissory notes from the private investor.  Southridge converted $100,000 principal and $55,600 premium into 20,746,666 shares of our common stock that was previously issued as collateral.

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through July 31, 2011 for 3% additional premium per month on each note.  In January 2011, Southridge purchased a total of $600,000 in principal value of promissory notes from the private investor.  As of the date of this report, Southridge has converted $425,000 principal and $200,051 premium into 32,397,016 shares of our common stock of which 31,056,108 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.  Although we are in technical default of these two notes, the holder, Southridge has elected to convert these notes into common shares.  In connection with these prior extensions and the accrual of the additional premiums through November 30, 2011, a total of $243,000 of additional premium was accrued for the January 2010 notes as of the date of this report.

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

10-Q Table of Contents

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

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we were obligated to pay back his principal, $10,800 in premium and issue 3,000,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our annual meeting to be held on July 12, 2012.  On September 9, 2011, we issued the 3,000,000 common shares pursuant to Rule 144.  We received an extension of maturity date to November 30, 2011 for this note.

In November and December 2010, we received a total of $145,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before March 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $145,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In January 2011, we received a total of $157,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $157,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In February 2011, we received a total of $115,000 from Southridge pursuant to two short-term promissory notes.  Both notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $115,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In March 2011, we received $60,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $60,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In April 2011, we received $165,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $165,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

10-Q Table of Contents

In May 2011, we received $80,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $80,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

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

In August 2011, we received $82,500 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $7,500, respectively.  The $100,000 note provided for a $25,000 original issue discount and both notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $107,500 principal amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

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

In September 2011, we received $133,000 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $100,000, respectively.  One of the $100,000 notes provided for a $33,000 original issue discount and the other $100,000 note provided a $34,000 original issue discount.  The notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $200,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

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

10-Q Table of Contents

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

On September 27, 2011, Southridge executed a final debt to equity conversion of a $80,000 short-term promissory note dated February 7, 2011 in which they converted the remaining $60,000 principal plus accrued interest of $868.  We issued Southridge 8,399,781 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0075 per share.  We still owe Southridge $12,000 in premium associated with this note.

On September 27, 2011, Southridge executed a debt to equity conversion of a $35,000 short-term promissory note dated February 15, 2011 plus accrued interest of $1,688.  We issued Southridge 4,891,689 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0075 per share.  We still owe Southridge $5,250 in premium associated with this note.

On September 27, 2011, Southridge executed a debt to equity conversion of a $60,000 short-term promissory note dated March 31, 2011 plus accrued interest of $2,315.  We issued Southridge 8,308,603 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0075 per share.  We still owe Southridge $9,000 in premium associated with this note.

On September 28, 2011, we amended the terms of all debt agreements with Southridge Partners II, LP and agreed to amend the conversion terms of the Notes such that the principal portion of the Notes, plus accrued interest, shall be convertible into shares of our common stock at a conversion price per share equal to the lesser of (a) $0.0075 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to September 30, 2011, Southridge issued notices of conversion to settle $525,000 in principal plus accrued premiums totaling $255,651 into 53,143,682 shares of our common stock, of which 51,802,774 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.

As of September 30, 2011, we owe a total of $2,021,695 of short term debt of which $1,387,500 is principal, $621,824 is accrued premium and $12,371 is accrued interest.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $1,002,000 principal, $255,651 in premium, and $20,761 in interest has been converted

10-Q Table of Contents

 into 111,092,212 shares of our common stock of which 51,802,774 shares were collateral shares and 59,289,438 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $475,000 principal of the remaining notes.

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

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received $258,000 after deductions of $30,000 for a 10% Finder’s Fee and $12,000 for an Origination Fee.  The second tranche of $100,000 closed on May 20, 2011, and we received $93,000 after deduction of $7,000 for a 7% Finder’s Fee.  A partial closing on the third tranche of $35,000 closed on October 7, 2011 and we received $32,250 after deduction of $2,750 for a 7% Finder’s Fee.  The remaining five tranches are to be funded based on achievement of milestones relating to the Registration Statement, with the final tranche of $300,000 being available 150 days after effectiveness of the Registration Statement, which must be effective 120 days after the date of the Agreement.  For the remaining five tranches, we are obligated to pay a Finder’s Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of the date of this report, $1,400,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $280,000 to terminate the agreement.

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

10-Q Table of Contents

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

On September 28, 2011, JMJ executed a debt to equity conversion of $40,950 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 5,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00819 per share.

As of September 30, 2011, we owe JMJ a total of $330,278 of which $244,278 is principal, $50,000 is consideration on the principal and $36,000 is interest.

10-Q Table of Contents

NOTE 11 – SERIES L CONVERTIBLE PREFERRED STOCK

On February 25, 2010, we issued 35 shares of its Series L Convertible Preferred Stock at a purchase price of $10,000 per share as collateral in connection with a $350,000 short-term loan.  On March 31, 2010 the holder converted the note into the collateral shares of 35 preferred shares of Series L Convertible Preferred Stock.  We have reserved 16,587,690 shares of common stock to cover the conversion of the 35 shares of Series L Convertible Preferred Stock outstanding.  Pursuant to the Certificate of Designation of Series L Convertible Preferred Stock, (iii) Issuance of Securities, a reset provision is provided if common shares are issued at less than $.0211 per share on or before the conversion of all of the Series L Convertible Preferred shares.  The reset provision triggered a Derivative Liability valuation for such provision.  On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 10,000,000 shares of common stock.  On May 11, 2011, we obtained a waiver from the private investor where the investor agreed to convert no additional Series L Convertible Preferred Stock into common shares until the approval by our shareholders of an increase in authorized common stock at our next annual meeting to be held on July 12, 2011.  At the annual meeting, our shareholders voted to increase our authorized shares to 2,000,000,000 and the waiver was terminated.

NOTE 12 – DERIVATIVE LIABILITY

Effective June 1, 2010, we adopted the ASC 815 guidance provided for Derivatives and Hedging which applies to any free standing financial instruments or embedded features that have characteristics of a derivative and to any free standing financial instruments that are potentially settled in an entity’s own common stock.  As of September 30, 2011, we had 20 shares of Series L Convertible Preferred Stock outstanding for which the underlying common has a reset provision which classifies the Series L Convertible Preferred Stock as a free standing derivative instrument.  ASC 815 requires the Series L Convertible Preferred Stock to be recorded as a liability as it is no longer afforded equity treatment.  As a result of the reset provision we recorded a Derivative Liability of $64,524 which accrued on the date of issuance and recorded an increase of $137,631 as a result in changes in the market price of our stock.  The total Derivative Liability for the Series L Convertible Preferred Stock for the fiscal year ended June 30, 2010 was $202,156.  For the quarter ending September 30, 2010, we recorded additional Derivative Expense of $19,355 due to a conversion rate adjustment from $.0211 to $.019933 associated with Series L Convertible Preferred Stock issued to the holder.  For the quarter ending December 31, 2010, we recorded additional Derivative Expense of $81,827 due to a conversion rate adjustment from $.019933 to $.015 associated with Series L Convertible Preferred Stock issued to the holder.  On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 10,000,000 shares of common stock.  On May 11, 2011, we obtained a waiver from the private investor where the investor agreed to convert no additional Series L Convertible Preferred Stock into common shares until the approval by our shareholders of an increase in authorized common stock at our next annual meeting to be held on July 12, 2011.  Due to this conversion and the receipt of the waiver, we retired $303,337 of Derivative Liability.  At the annual meeting, our shareholders voted to increase our authorized shares to 2,000,000,000 and the waiver was terminated.

For the quarter ending September 30, 2011, we recorded the mark to market changes in the Derivative Liability which required a credit to Derivative Expense of $389,528.

The net Derivative Liability for the quarter ending September 30, 2011is $912,044.

10-Q Table of Contents

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments.  After a review of our accounts receivable, the Company has recorded an allowance of $23,500 for doubtful accounts.  The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities.  At September 30, 2011 and 2010, the aggregate fair value of the Company’s debt obligations approximated its carrying value.

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

The following table sets forth the Company’s financial instruments as of September 30, 2011 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 820, these are classified based on the lowest level of input that is significant to the fair value measurement:

10-Q Table of Contents

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value

Liabilities:
Series L Convertible Preferred Stock	$	$	$(200,000)	$(200,000)
Series L Accrued Dividend Payable			$(40,401)	$(40,401)
Derivative Liability			$(912,044)	$(912,044)

At September 30, 2011, the carrying amount of the Series L Convertible Preferred Stock at par value is deemed to be the fair value.  The balance sheet also reflects a liability for the accrued dividend payable on the Series L Convertible Preferred Stock.

NOTE 14 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	Sept. 30, 2011	June 30, 2011
Furniture and fixtures	$257,565	$257,565
Building and land	-	-
Computers, equipment and software	426,873	426,873
CTLM® software costs	352,932	352,932
Trade show equipment	298,400	298,400
Clinical equipment	435,534	447,462
Laboratory equipment	212,560	212,560

Total Property & Equipment	1,983,864	1,995,792
Less: accumulated depreciation	(1,842,249)	(1,834,079)

Total Property & Equipment - Net	$141,615	$161,713

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

10-Q Table of Contents

For the quarter ending September 30, 2011, we reclassified the net realizable value of $11,928 from Clinical Equipment to Consignment Inventory.

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

NOTE 15 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	Sept. 30, 2011	June 30, 2011
Accounts payable - trade	$953,892	$877,449
Accrued tangible personal property taxes payable	6,000	6,000
Accrued compensated absences	53,063	53,063
Accrued wages, payroll taxes and penalties	1,432,072	1,287,800
Other accrued expenses	120,749	261,823

Totals	$2,565,776	$2,486,135

As of September 30, 2011, we owe $136,576 in accrued wages and $1,295,496 in accrued payroll taxes.  The $1,295,496 in accrued payroll taxes represents unfunded payroll taxes, interest and penalties for the last seven quarters commencing with the quarter ending March 31, 2010.  The reason we incurred the penalties and interest was due to the difficulty in raising capital to have sufficient funds to pay the taxes.

NOTE 16 – SUBSEQUENT EVENTS - UNAUDITED

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 12, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 26, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

10-Q Table of Contents

In October 2011, we received $32,250 from JMJ after deduction of $2,750 for a 7% Finder’s Fee.  This third tranche of $35,000 is from the Convertible Promissory Note Agreement we entered into with JMJ on February 23, 2011.

In October 2011, we received $78,500 from Asher Enterprises pursuant to a short-term promissory note due on or before July 26, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Asher Enterprises may elect at an Event of Default to convert any part or all of the $78,500 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 58% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

On October 12, 2011, JMJ executed a debt to equity conversion of $36,750 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 5,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00735 per share.  As of the date of this report, we now owe JMJ a total of $172,028 of which $107,528 is principal, $37,500 is consideration and $27,000 is interest associated with this first tranche.

On October 13, 2011, Southridge executed a debt to equity conversion of a $100,000 short-term promissory note dated April 14, 2011 plus accrued interest of $3,989.  We issued Southridge 20,797,808 common shares pursuant to Rule 144 based on an agreed conversion price of $0.005 per share.  We still owe Southridge $15,000 in premium associated with this note.

On November 3, 2011, Southridge executed a debt to equity conversion of a $65,000 short-term promissory note dated April 26, 2011 plus accrued interest of $2,721.  We issued Southridge 13,544,219 common shares pursuant to Rule 144 based on an agreed conversion price of $0.005 per share.  We still owe Southridge $15,000 in premium associated with this note.

As of the date of this report, we owe a total of $2,203,201 of short term debt of which $1,501,000 is principal, $688,724 is accrued premium and $13,477 is accrued interest.  Thirteen promissory notes totaling $80,000 in principal have been extended to November 30, 2011; five promissory notes totaling $457,500 in principal have a maturity date of December 31, 2011; one promissory note with $100,000 in principal has a maturity date of January 12, 2012; one promissory note with $100,000 in principal has a maturity date of January 26, 2012; five promissory notes totaling $575,000 in principal have a maturity date of November 30, 2011; one promissory note with $60,000 in principal from a private investor has a maturity date of November 30, 2011; one promissory note with $50,000 in principal has a maturity date of March 1, 2012; one promissory note with $78,500 in principal has a maturity date of July 26, 2012.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $1,167,000 principal, $255,651 in premium, and $27,471 in interest has been converted into 145,434,239 shares of our common stock of which 51,802,774 shares were collateral shares and 93,631,465 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $475,000 principal of the remaining notes.

As of the date of this report, we owe JMJ a total of $336,053 in long-term debt of which $242,528 is principal, $54,375 is consideration on the principal and $39,150 is interest.

We have evaluated all subsequent events for disclosure purposes.

10-Q Table of Contents

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion of the financial condition and results of operations of Imaging Diagnostic Systems, Inc. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations; the Condensed Financial Statements; the Notes to the Financial Statements; the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which are incorporated herein by reference; and all our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.  This quarterly report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future.  These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements.  These forward-looking statements include, among others, statements relating to our business strategy, which is based upon our interpretation and analysis of trends in the healthcare treatment industry, especially those related to the diagnosis and treatment of breast cancer, and upon management’s ability to successfully develop and commercialize its principal product, the CTLM®.  This strategy assumes that the CTLM® will provide benefits, from both a medical and an economic perspective, to alternative techniques for diagnosing and managing breast cancer.  Factors that could cause actual results to materially differ include, without limitation, the timely and successful submission of our U.S. Food and Drug Administration (“FDA”) application to obtain marketing clearance; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing utilizing our Private Equity Credit Agreement or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future.  There are also many known and unknown risks, uncertainties and other factors, including, but not limited to, technological changes and competition from new diagnostic equipment and techniques, changes in general economic conditions, healthcare reform initiatives, legal claims, regulatory changes and risk factors detailed from time to time in our Securities and Exchange Commission filings that may cause these assumptions to prove incorrect and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to, those described above or elsewhere in this quarterly report.  All forward-looking statements and risk factors included in this document or incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, are made as of the date of this report based on information available to us as of the date of this report, and we assume no obligation to update any forward-looking statements or risk factors.  You are cautioned not to place undue reliance on these forward-looking statements.

10-Q Table of Contents

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

In 2006, we made changes to bring the CTLM® system to its most current design level.  We believe these changes improved the CTLM®’s image quality and reliability.  Upgraded CTLM® systems were installed at our U.S. clinical sites and data collection proceeded in accordance with our clinical protocol.  The objective was to demonstrate the safety and efficacy of the CTLM® system when used per the “Intended Use” statement.  The data collection continued from 2006 to 2010, progressing slowly due to low patient volume pursuant to the inclusion criteria of our clinical protocol.

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

10-Q Table of Contents

As of May 2009, 10 clinical sites had participated in the clinical trial and at the time we believed we had sufficient clinical data to support our PMA application but only our independent biostatistician could make that determination.  However, at the time we did not have sufficient financing to perform the statistical analysis study, support the clinical sites, initiate the reading phase and complete the submission of the PMA application to the FDA.

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

To submit a Section 510(k) premarket notification application, a company must meet the following guidelines:

To demonstrate substantial equivalence to another legally U.S. marketed device, the 510(k) applicant must demonstrate that the new device, in comparison to the predicate:

	has the same intended use as the predicate; and
	has the same technological characteristics as the predicate; or

	has the same intended use as the predicate; and
	has different technological characteristics when compared to the predicate, and
	does not raise new questions of safety and effectiveness; and
	demonstrates that the device is at least as safe and effective as the legally marketed device.

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

Although we did not have a final determination on whether the clinical collection allotment for the PMA study was complete, in March 2010, we decided to focus on the possibility of obtaining FDA marketing clearance through a Section 510(k) premarket notification for our CTLM® system instead of a PMA application based on our own research of other

10-Q Table of Contents

medical imaging devices that received a Section 510(k) premarket notification, such as the Aurora MRI Breast Imaging System (the “breast MRI”).  Other sources of our research were obtained through reading medical imaging industry publications, the FDA’s website, and discussions with attendees at medical imaging trade shows; specifically the Radiological Society of North America in Chicago, IL in November 2009; Arab Health Show in Dubai, UAE in January 2010, and European Congress of Radiology in Vienna, Austria in March 2010.  We began the process of examining the various potential predicate devices that could be credible to support our Section 510(k) premarket notification application.

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

On August 2, 2011, we received official notification from the FDA that the review of our Section 510(k) premarket notification application had been completed and that the FDA determined that the device, (CTLM®), is not substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976, the enactment date of the Medical Device Amendments, or to any device which has been reclassified into Class I (General Controls) or Class II (Special Controls), or to another device found to be substantially equivalent through the Section 510(k) process.  This decision was based on the fact that the FDA was not aware of a legally marketed preamendments device labeled or promoted for using “Diffuse Optical Tomography” (DOT) to image the optical attenuation properties of breast tissue in order to aid the diagnosis of cancer, other conditions, diseases, or abnormalities.  Although the FDA did not use the term “rejected” in the NSE letter, the effect of this letter is that our Section 510(k) premarket notification of intent to market the device (CTLM®) has been rejected.  Therefore, this device was classified by statute into class III (Premarket Approval), under Section 513(t) of the Federal Food, Drug, and Cosmetic Act (the “Act”).  All FDA determined Class III devices must fall under Section 515(a)(2) of the Act (which) requires a class III device to have an approved application (PMA) before it can be legally marketed.

The determination by the FDA that our CTLM® imaging technology will now be recognized as a DOT device and that there are no other DOT devices known to the FDA, presents us with a unique technological opportunity. Essentially, IDSI could be the first medical imaging company to file a PMA application for a Diffuse Optical Tomography breast imaging device.  Since the FDA has identified CTLM® as a class III device, a formal clinical study will be required to obtain PMA approval.  We have begun the PMA process and plan to use clinical studies previously collected from 2006 to 2010, if permitted to do so by the FDA, in addition to new studies we plan to collect over the next several months.

Essentially, the FDA has stated that the CTLM® technology will require a full PMA application based on a DOT clinical imaging format.  Previously collected patient data from 2006 to 2010 was based on a protocol identifying CTLM® as an “adjunct to mammography”.  We believe that our technology has always been based on a DOT scientific principle, that our patient collection technique will not change with a future DOT protocol, and that the patient inclusion/exclusion criteria for the new study will not change.  Consequently, it is

10-Q Table of Contents

our belief that previously collected and non-analyzed patient data may be allowed by the FDA to be included in a future DOT protocol.  This belief will either be accepted or rejected during the official pre- IDE meeting, which is a pre-clinical meeting, to be held at the FDA.

Although we have collected substantial clinical data from 2006 to 2010, it is very likely that additional cases will be needed to support the statistical analysis protocol devised to demonstrate safety and efficacy of the CTLM® system.  Ultimately, the FDA must decide as to how many patient cases will need to be bio-statistically analyzed to support the CTLM® “intended use” claims.  We would rely on our independent bio-statistician regarding the actual number of case studies required; however, the FDA has the ultimate authority to determine the number of clinical cases needed for the PMA application.  Like other governmental institutions, the FDA prefers to reserve the right to make bio-statistical determinations on an individual case-by-case basis.  Therefore, it is very likely that a clinical trial will need to begin again, which will require approval by an IRB (Institutional Review Board - an organization required to review and approve clinical protocols outlining the study to be conducted at the hospital or imaging sites).  In addition, after the collection of clinical data is completed, a “radiologist reading study” of the clinical cases will be required and a statistical analysis of the results of the “reading study” will have to be performed in order to support the "Intended Use" and demonstrate safety and efficacy of the CTLM® system prior to PMA submission.

We need to secure funding to continue with the PMA process.  If funding is obtained, then we can begin to: contract with the FDA regulatory consultants, contract with the identified clinical sites (hospitals and imaging centers) to collect the clinical data, seek an IRB approval of the clinical protocol, which could take up to 30 to 120 days, place the CTLM® system at the selected sites, train the clinical staff on the CTLM® system and the clinical protocol at the selected sites, and recruit patients to volunteer for the clinical study.

Our main hurdle for completion of the PMA application is our lack of financial resources.  Historically, we have contracted with outside FDA consultants both for guidance and to ensure that our FDA related submissions meet FDA requirements, as we did not have sufficient resources to hire qualified full-time FDA clinical staff.  Further, this approach is more cost effective than employing full time FDA experienced staff that will not be required once FDA marketing clearance has been obtained.  Our management has identified FDA regulatory consultants who have proven ability in achieving FDA marketing clearance for diagnostic imaging devices.  We cannot move forward until such time as we secure sufficient financing to engage these FDA regulatory consultants.

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

10-Q Table of Contents

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

10-Q Table of Contents

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

As of the date of this report, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through September 30, 2011 of $118,673,826 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA marketing clearance process, and the costs associated with advanced product development activities.  We will need sufficient financing through the sale of equity or debt securities to complete the FDA approval process and, in the event that we obtain marketing clearance, to have sufficient funding to launch the CTLM® in the U.S.  There can be no assurance that we will obtain this financing.  Finally, there can be no assurance that we will obtain FDA marketing clearance, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

Critical accounting policies are defined as those involving significant judgments and uncertainties which could potentially result in materially different results under different assumptions and conditions.  Application of these policies is particularly important to the portrayal of the financial condition and results of operations.  We believe the accounting policy described below meets these characteristics.  All significant accounting policies are more fully described in the notes to the financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2011.

10-Q Table of Contents

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

10-Q Table of Contents

RESULTS OF OPERATIONS

SALES AND COST OF SALES

We are continuing to develop our international markets through our global commercialization program.  In the quarter ended September 30, 2011, we recorded revenues of $38,409 representing an increase of $26,948 from $11,461 during the quarter ended September 30, 2010.  The Cost of Sales during the quarter ended September 30, 2011, were $4,729 representing an increase of $470 from $4,259 during the quarter ended September 30, 2010.  The revenue of $38,409 and cost of sales of $4,729 are primarily from the installment sales of our CTLM® system to two of our distributors.  Of the two installment sales, one new CTLM® System was sold during the quarter ended September 30, 2011.  See Item 5.  Other Information – “Other Recent Events”

Other Income for the three months ended September 30, 2011, was $6,604, of which $5,650 represented the extinguishment of debt and $754 represented the use of our facilities by Bioscan and consulting with our engineers pursuant to the Bioscan Agreement (See Part II, Item 5, Other Information, “Laser Imager for Lab Animals”).

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the three ended September 30, 2011, were $741,813, representing an increase of $176,139 or 31%, from $565,674 in the corresponding period in fiscal 2010.  Of the $741,813, compensation and related benefits comprised $298,985 (40%) compared to $445,250 (79%), during the three months ended September 30, 2010.  Of the $298,985 and $445,250 compensation and related benefits, $1,419 (1%) and $88,654 (20%), respectively, were due to equity based compensation related to expensing stock options.

The increase of $176,139 is primarily due to an increase of $131,475 in premium expense associated with our short-term promissory notes; $92,000 in original issue discount associated with our short-term promissory notes; $39,285 in payroll tax penalty and interest expense; $22,049 in consulting expenses; $13,496 in Directors and Officers’ Liability insurance; $12,226 in rent expense; $10,983 in legal expenses involving corporate and securities matters.  The increase is partially offset by a decrease of $146,265 in compensation and related benefits during the current quarter of which $87,235 was a reduction in the equity based compensation related to expensing stock options.

We do not expect a material increase in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

RESEARCH AND DEVELOPMENT

Research and development expenses during the three months ended September 30, 2011, were $212,905, representing a decrease of $26,895 or 11%, from $239,800 in the corresponding period in fiscal 2010.  Of the $212,905, compensation and related benefits comprised $174,475 (82%), compared to $213,478 (89%) during the three months ended September 30, 2010.  Of the $174,475 and $213,478 compensation and related benefits, $758 (1%) and $4,422 (2%) respectively, were due to non-cash compensation related to expensing stock options.

The decrease of $26,895 is primarily due to a decrease of $39,002 in compensation and related benefits as a result of a reduction of staff.  The decrease is partially offset by increases of $6,200 in consulting expenses and $3,630 in legal expenses associated with FDA related matters.

We expect a significant increase in our research and development expenses during the fiscal year ending June 30, 2012 due to increased costs associated with conducting the clinical trial and preparing the FDA application for Pre-Market Approval and submitting it to the FDA.  We also expect our consulting expenses and professional fees to increase due to the

10-Q Table of Contents

costs associated with conducting the clinical trial and preparing the FDA application.  See Item 5. Other Information.  CTLM® Development History, Regulatory and Clinical Status.

SALES AND MARKETING

Sales and marketing expenses during the three months ended September 30, 2011, were $101,557, representing an increase of $27,221 or 37% from $74,336 in the corresponding period in fiscal 2010.  Of the $101,557, compensation and related benefits comprised $12,345 (3%), compared to $14,281 (19%) during the three months ended September 30, 2010.  Of the $12,345 and $14,281 compensation and related benefits, $113 (1%) and $968 (7%), respectively, were due to non-cash compensation related to expensing stock options.

The increase of $27,221 is a net result.  The relevant increases were $21,184 in trade show expenses; $4,567 in freight expenses; and $4,135 in public relations expense (cost of issuing press releases).  These increases were partially offset by a decrease of $1,936 in compensation and related benefits.

We expect a significant increase in our sales and marketing expenses during the fiscal year ending June 30, 2012 due to the continued implementation of our global commercialization program.  We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase due to this program.

AGGREGATED OPERATING EXPENSES

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the three months ended September 30, 2011 and 2010, which were $1,080,729 and $913,196, we had an increase of $167,533 or 18%.

The increase of $167,533 was primarily due to increases in general and administrative expenses of $176,139; in sales and marketing expenses of $27,221; combined with a decrease in research and development expenses of $26,895.

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

Inventory Valuation Adjustments during the three months ended September 30, 2011, were $7,739, representing an increase of $2,052, or 36%, from the corresponding period in fiscal 2010.

Compensation and related benefits during the quarter ended September 30, 2011, were $485,805, representing a decrease of $187,204 or 28% from $673,009 during the quarter ended September 30, 2010.  Of the $485,805and $673,009 compensation and related benefits, $2,290 (1%) and $94,043 (14%), respectively, were due to non-cash compensation associated with expensing stock options.  The net decrease of $187,204 was due to a decrease in cash compensation of $95,450 and a $91,754 decrease in the recording of non-cash compensation related to the expensing of stock options.

Interest expense during the three months ended September 30, 2011, was $264,489, representing a increase of $197,397 or 294%, from $67,092 during the corresponding period in fiscal 2010.  The interest expense is primarily comprised of $250,854 associated with the amortization of the debt discount on the convertible notes at below market prices on the Southridge and JMJ Financial Promissory Notes.  See Item 5.  Other Information – “Financing/Equity Line of Credit”.

10-Q Table of Contents

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $20,959 as of September 30, 2011.  This is a decrease of $168,176 from $189,135 as of June 30, 2011.  During the quarter ending September 30, 2011, we received no cash from the sale of common stock through our private equity agreement with Southridge, and we received a net of $415,500 from short term loans.    See Part II. Item 5, – “Financing/Equity Line of Credit”

We do not expect to generate a positive internal cash flow for at least the next 12 months due to increased costs associated with conducting the clinical trial and preparing the FDA application for Pre-Market Approval and submitting it to the FDA, an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, and the costs associated with product development activities and the time required for homologations from certain countries.

Property and Equipment was valued at $141,615 net as of September 30, 2011.  The overall decrease of $20,098 from June 30, 2011 is due primarily to depreciation recorded for the first quarter.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions, with loans from unaffiliated third parties, and through a sale/lease-back transaction involving our former headquarters facility.  Net cash used for operating and product development expenses during the three months ending September 30, 2011, was $675,676, primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities.  At September 30, 2011, we had working capital of $(4,701,525) compared to working capital of $(4,424,145) at June 30, 2011.

During the first quarter ending September 30, 2011, we did not raise any money through the sale of shares of common stock pursuant to our Amended Private Equity Credit Agreement with Southridge dated January 7, 2010 and we received a net of $415,500 from short-term loans.  See Item 5. Other Information “Financing – Equity Line of Credit.”  We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  We expect to use our Amended Private Equity Agreement with Southridge and/or alternative financing facilities to raise the additional funds required to continue operations.  In the event that we are unable or elect not to utilize the Amended Private Equity Agreement with Southridge or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Southridge or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

10-Q Table of Contents

Capital expenditures for the three months ending September 30, 2011, were $0 as compared to $0 for the three months ending September 30, 2010.  We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2012 will be approximately $25,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of September 30, 2011.  Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs.  Our future capital requirements will depend on many factors, including the following:

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

We do not expect to generate a positive internal cash flow for at least 12 months as substantial costs and expenses continue due principally to the international commercialization of the CTLM®, activities related to our FDA approval process, and advanced product development activities.  We intend to use the proceeds from the sale of convertible debentures, convertible preferred shares, convertible promissory notes, and draws from our new Private Equity Agreement with Southridge and any successor private equity agreements and/or alternative financing facilities as our sources of working capital.  There can be no assurance that the equity credit financing will continue to be available on acceptable terms.  We plan to continue our policy of investing excess funds, if any, in a High Performance Money Market savings account at Wells Fargo Bank, N.A.

BUSINESS LEASE AGREEMENT

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

10-Q Table of Contents

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

Issuance of Stock in Connection with Short-Term Loans
In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  As of the date of this report, we have repaid an aggregate principal and premium in the amount of $148,500 on these short-term notes and owe a balance of $180,100 of which $100,000 is the principal remaining from one note and $80,100 is the balance of premium due from three notes.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through November 30, 2011 for 3% additional premium per month.  In connection with all of the extensions, a total of $46,600 of additional premium was accrued as of the date of this report.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through November 30, 2011 for 3% additional premium per month on each note.  In connection with these extensions a total of $164,800 of additional premium was accrued for the December 2009 notes as of the date of this report.  In April 2011, Southridge purchased a total of $200,000 in principal value of promissory notes from the private investor.  Southridge converted $100,000 principal and $55,600 premium into 20,746,666 shares of our common stock that was previously issued as collateral.

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of

10-Q Table of Contents

principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through July 31, 2011 for 3% additional premium per month on each note.  In January 2011, Southridge purchased a total of $600,000 in principal value of promissory notes from the private investor.  As of the date of this report, Southridge has converted $425,000 principal and $200,051 premium into 32,397,016 shares of our common stock of which 31,056,108 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.  Although we are in technical default of these two notes, the holder, Southridge has elected to convert these notes into common shares.  In connection with these prior extensions and the accrual of the additional premiums through November 30, 2011, a total of $243,000 of additional premium was accrued for the January 2010 notes as of the date of this report.

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

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we were obligated to pay back his principal, $10,800 in premium and issue 3,000,000 restricted shares of common stock upon the approval by our

10-Q Table of Contents

shareholders of an increase in authorized common stock at our annual meeting to be held on July 12, 2012.  OnSeptember 9, 2011, we issued the 3,000,000 common shares pursuant to Rule 144.  We received an extension of maturity date to November 30, 2011 for this note.

In November and December 2010, we received a total of $145,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before March 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $145,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In January 2011, we received a total of $157,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $157,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In February 2011, we received a total of $115,000 from Southridge pursuant to two short-term promissory notes.  Both notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $115,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In March 2011, we received $60,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $60,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In April 2011, we received $165,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $165,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In May 2011, we received $80,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $80,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In July 2011, we received $150,000 from Southridge pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the

10-Q Table of Contents

$150,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In August 2011, we received $82,500 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $7,500, respectively.  The $100,000 note provided for a $25,000 original issue discount and both notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $107,500 principal amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

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

In September 2011, we received $133,000 from Southridge pursuant to two short-term promissory notes of which the principal on these notes were $100,000 and $100,000, respectively.  One of the $100,000 notes provided for a $33,000 original issue discount and the other $100,000 note provided a $34,000 original issue discount.  The notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $200,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 12, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 26, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $78,500 from Asher Enterprises pursuant to a short-term promissory note due on or before July 26, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Asher Enterprises may elect at an Event of Default to convert any part or all of the $78,500 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 58% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

On May 11, 2011, Southridge executed a debt to equity conversion of a $80,000 short-term promissory note dated November 11, 2010 plus accrued interest of $3,174.  We issued

10-Q Table of Contents

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

On September 27, 2011, Southridge executed a final debt to equity conversion of a $80,000 short-term promissory note dated February 7, 2011 in which they converted the remaining $60,000 principal plus accrued interest of $868.  We issued Southridge 8,399,781 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0075 per share.  We still owe Southridge $12,000 in premium associated with this note.

On September 27, 2011, Southridge executed a debt to equity conversion of a $35,000 short-term promissory note dated February 15, 2011 plus accrued interest of $1,688.  We issued Southridge 4,891,689 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0075 per share.  We still owe Southridge $5,250 in premium associated with this note.

On September 27, 2011, Southridge executed a debt to equity conversion of a $60,000 short-term promissory note dated March 31, 2011 plus accrued interest of $2,315.  We issued Southridge 8,308,603 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0075 per share.  We still owe Southridge $9,000 in premium associated with this note.

On September 28, 2011, we amended the terms of all debt agreements with Southridge Partners II, LP and agreed to amend the conversion terms of the Notes such that the principal portion of the Notes, plus accrued interest, shall be convertible into shares of our common stock at a conversion price per share equal to the lesser of (a) $0.0075 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

10-Q Table of Contents

On October 13, 2011, Southridge executed a debt to equity conversion of a $100,000 short-term promissory note dated April 14, 2011 plus accrued interest of $3,989.  We issued Southridge 20,797,808 common shares pursuant to Rule 144 based on an agreed conversion price of $0.005 per share.  We still owe Southridge $15,000 in premium associated with this note.

On November 3, 2011, Southridge executed a debt to equity conversion of a $65,000 short-term promissory note dated April 26, 2011 plus accrued interest of $2,721.  We issued Southridge 13,544,219 common shares pursuant to Rule 144 based on an agreed conversion price of $0.005 per share.  We still owe Southridge $15,000 in premium associated with this note.

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to November 14, 2011, Southridge issued notices of conversion to settle $525,000 in principal plus accrued premiums totaling $255,651 into 53,143,682 shares of our common stock, of which 51,802,774 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.

As of the date of this report, we owe a total of $2,203,201 of short term debt of which $1,501,500 is principal, $688,724 is accrued premium and $13,477 is accrued interest.  Thirteen promissory notes totaling $80,000 in principal have been extended to November 30, 2011; five promissory notes totaling $457,500 in principal have a maturity date of December 31, 2011; one promissory note with $100,000 in principal has a maturity date of January 12, 2012; one promissory note with $100,000 in principal has a maturity date of January 26, 2012; five promissory notes totaling $575,000 in principal have a maturity date of November 30, 2011; one promissory note with $60,000 in principal from a private investor has a maturity date of November 30, 2011; one promissory note with $50,000 in principal has a maturity date of March 1, 2012; one promissory note with $78,500 in principal has a maturity date of July 26, 2012.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $1,167,000 principal, $255,651 in premium, and $27,471 in interest has been converted into 145,434,239 shares of our common stock of which 51,802,774 shares were collateral shares and 93,631,465 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $475,000 principal of the remaining notes.

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

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received

10-Q Table of Contents

$258,000 after deductions of $30,000 for a 10% Finder’s Fee and $12,000 for an Origination Fee.  The second tranche of $100,000 closed on May 20, 2011, and we received $93,000 after deduction of $7,000 for a 7% Finder’s Fee.  A partial closing on the third tranche of $35,000 closed on October 7, 2011 and we received $32,250 after deduction of $2,750 for a 7% Finder’s Fee.  The remaining five tranches are to be funded based on achievement of milestones relating to the Registration Statement, with the final tranche of $300,000 being available 150 days after effectiveness of the Registration Statement, which must be effective 120 days after the date of the Agreement.  For the remaining five tranches, we are obligated to pay a Finder’s Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of the date of this report, $1,400,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $280,000 to terminate the agreement.

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

10-Q Table of Contents

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

On September 28, 2011, JMJ executed a debt to equity conversion of $40,950 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 5,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00819 per share.

On October 12, 2011, JMJ executed a debt to equity conversion of $36,750 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 5,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00735 per share.  As of the date of this report, we now owe JMJ a total of $172,028 of which $107,528 is principal, $37,500 is consideration and $27,000 is interest associated with this first tranche.

As of the date of this report, we owe JMJ a total of $336,053 in long-term debt of which $242,528 is principal, $54,375 is consideration on the principal and $39,150 is interest.

10-Q Table of Contents

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

As of June 30, 2011 we had a material weakness in our internal controls over financial reporting and have made the following change to correct this material weakness.  We have amended our internal controls over financial reporting whereby we will internally review newly implemented accounting principles and if necessary, seek an outside opinion from a qualified consultant on newly implemented accounting principles and complex accounting transactions.  There have been no other changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

10-Q Table of Contents

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

Based on our preliminary investigation of this matter, we believed that this claim was without merit, and we vigorously defended the case.  Our Italian counsel responded to the lawsuit in November 2008 and requested and was granted an extension to May 2009 to respond.  Our counsel filed our defenses in the Court of Venice at a hearing held in June 2009.  The judge set the next hearing for March 3, 2010 in order to allow the parties to clarify their claims and defenses.  At the hearing, the plaintiffs did not prove all of the facts underlying their claims.  The Judge set a hearing for November 10, 2010 for the “clarification of conclusions”.  At that time, our counsel planned to present our demand for damages from “vexatious litigation” by the plaintiffs.  The November 10, 2010 hearing was postponed until November 17, 2010.  At the hearing, the plaintiffs failed to present their statements to the court in a timely manner and therefore, we believe that the plaintiffs should no longer be able to pursue any legal remedy in this matter.  The last hearing of the case was held on November 17, 2010.  A hearing was held on September 28, 2011 and the Judge declared that the case was closed.  Our counsel requested a copy of the order of the court to be sent to the Plaintiffs notifying them that the case was closed.  Because the court is sending notice to the plaintiffs, the time for appeal is reduced from one year to one month.  If the plaintiffs do not appeal, the court’s decision becomes final.

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

10-Q Table of Contents

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

Item 1A.   Risk Factors.

Our Annual Report on Form 10-K for the year ended June 30, 2010, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing IDSI.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  During first quarter ended September 30, 2011, there were no material changes in risk factors as previously disclosed in our Form 10-K filed on September 22, 2010.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4.Submission of Matters to a Vote of Security-Holders.

On July 12, 2011, we held our annual meeting of stockholders at the Sheraton Suites Cypress Creek, 555 NW 62nd Street, Fort Lauderdale, Florida for the following purposes:

1.	To elect two directors to serve until the next annual meeting;
2.	To approve a proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock, no par value, from 950,000,000 to 2,000,000,000;
3.	To consider and act upon a proposal to adopt the Company's 2010 Non-Statutory Stock Option Plan;
4.	To ratify the appointment by the Board of Directors of Sherb & Co., LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2011;
5.	To hold an advisory vote on the compensation of our named executive officers as described in the accompanying proxy statement;
6.	To hold an advisory vote on how frequently (every one, two or three years) you prefer we conduct an advisory vote of stockholders on the compensation of our named executive officers; and
7.	To conduct any other business properly brought before the meeting.

As to proposal no. 1, the stockholders elected two incumbent directors with the following votes:

Linda B. Grable	FOR 93,997,847	WITHHELD 12,912,365
Allan L. Schwartz	FOR 92,811,350	WITHHELD 14,098,862

10-Q Table of Contents

As to proposal no. 2, the stockholders voted in favor of the proposal.  The affirmative vote of a majority of the outstanding shares of the Common Stock present in person or by proxy at the Annual Meeting and entitled to vote was required to approve the proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares from 950,000,000 to 2,000,000,000.  The vote was as follows:

FOR 598,801,481	AGAINST 115,527,185	ABSTAIN 2,097,143

As to proposal no. 3, the stockholders voted to adopt the Company's 2010 Non-Statutory Stock Option Plan.  The affirmative vote of a majority of the outstanding shares of the Common Stock present in person or by proxy at the Annual Meeting and entitled to vote was required to approve the proposal.  The vote was as follows:

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

As to proposal no. 5, the stockholders voted to hold an advisory vote on the compensation of our named executive officers as described in our proxy statement.  To be approved the advisory vote on the compensation of our named executive officers, must receive a "For" vote from the majority of shares present and entitled to vote either in person or by proxy.  If you "Abstain" from voting, it will have the same effect as an "Against" vote.  Broker non-votes will have no effect.

FOR 91,350,893	AGAINST 13,161,967	ABSTAIN 2,397,352

As to proposal no. 6, the stockholders voted to hold an advisory vote on how frequently (every one, two or three years) they prefer the Company conducts an advisory vote of stockholders on the compensation of our executive officers as described in our proxy statement.  The stockholders voted to hold the advisory vote on executive compensation each year.

1 YEAR 94,587,673	2 YEARS 4,998,424	3 YEARS 5,582,930	ABSTAIN 1,741,185

10-Q Table of Contents

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

10-Q Table of Contents

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

In 2006, we made changes to bring the CTLM® system to its most current design level.  We believe these changes improved the CTLM®’s image quality and reliability.  Upgraded CTLM® systems were installed at our U.S. clinical sites and data collection proceeded in accordance with our clinical protocol.  The objective was to demonstrate the safety and efficacy of the CTLM® system when used per the "Intended Use" statement.  The data collection continued from 2006 to 2010, progressing slowly due to low patient volume pursuant to the inclusion criteria of our clinical protocol.

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

As of May 2009, 10 clinical sites had participated in the clinical trials and at the time we believed we had sufficient clinical data to support our PMA application but only our independent biostatistician could make that determination.  However, at the time we did not have sufficient financing to perform the statistical analysis study, support the clinical sites, initiate the reading phase and complete the submission of the PMA application to the FDA.

10-Q Table of Contents

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

To submit a Section 510(k) premarket notification application, a company must meet the following guidelines:

To demonstrate substantial equivalence to another legally U.S. marketed device, the 510(k) applicant must demonstrate that the new device, in comparison to the predicate:

	has the same intended use as the predicate; and
	has the same technological characteristics as the predicate; or

	has the same intended use as the predicate; and
	has different technological characteristics when compared to the predicate, and
	does not raise new questions of safety and effectiveness; and
	demonstrates that the device is at least as safe and effective as the legally marketed device.

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

Although we did not have a final determination on whether the clinical collection allotment for the PMA study was complete, in March 2010, we decided to focus on the possibility of obtaining FDA marketing clearance through a Section 510(k) premarket notification for our CTLM® system instead of a PMA application based on our own research of other medical imaging devices that received a Section 510(k) premarket notification, such as the Aurora MRI Breast Imaging System (the “breast MRI”).  Other sources of our research were obtained through reading medical imaging industry publications, the FDA’s website, and discussions with attendees at medical imaging trade shows; specifically the Radiological Society of North America in Chicago, IL in November 2009; Arab Health Show in Dubai, UAE in January 2010, and European Congress of Radiology in Vienna, Austria in March 2010.  We began

10-Q Table of Contents

the process of examining the various potential predicate devices that could be credible to support our Section 510(k) premarket notification application.

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

On August 2, 2011, we received official notification from the FDA that the review of our Section 510(k) premarket notification application had been completed and that the FDA determined that the device, (CTLM®), is not substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976, the enactment date of the Medical Device Amendments, or to any device which has been reclassified into Class I (General Controls) or Class II (Special Controls), or to another device found to be substantially equivalent through the Section 510(k) process.  This decision was based on the fact that the FDA was not aware of a legally marketed preamendments device labeled or promoted for using “Diffuse Optical Tomography” (DOT) to image the optical attenuation properties of breast tissue in order to aid the diagnosis of cancer, other conditions, diseases, or abnormalities.  Although the FDA did not use the term “rejected” in the NSE letter, the effect of this letter is that our Section 510(k) premarket notification of intent to market the device (CTLM®) has been rejected.  Therefore, this device was classified by statute into class III (Premarket Approval), under Section 513(t) of the Federal Food, Drug, and Cosmetic Act (the “Act”).  All FDA determined Class III devices must fall under Section 515(a)(2) of the Act (which) requires a class III device to have an approved application (PMA) before it can be legally marketed.

The determination by the FDA that our CTLM® imaging technology will now be recognized as a DOT device and that there are no other DOT devices known to the FDA, presents us with a unique technological opportunity. Essentially, IDSI could be the first medical imaging company to file a PMA application for a Diffuse Optical Tomography breast imaging device.  Since the FDA has identified CTLM® as a class III device, a formal clinical study will be required to obtain PMA approval.  We have begun the PMA process and plan to use clinical studies previously collected from 2006 to 2010, if permitted to do so by the FDA, in addition to new studies we plan to collect over the next several months.

Essentially, the FDA has stated that the CTLM® technology will require a full PMA application based on a DOT clinical imaging format.  Previously collected patient data from 2006 to 2010 was based on a protocol identifying CTLM® as an “adjunct to mammography”.  We believe that our technology has always been based on a DOT scientific principle, that our patient collection technique will not change with a future DOT protocol, and that the patient inclusion/exclusion criteria for the new study will not change.  Consequently, it is our belief that previously collected and non-analyzed patient data may be allowed by the FDA to be included in a future DOT protocol.  This belief will either be accepted or rejected during the official pre- IDE meeting, which is a pre-clinical meeting, to be held at the FDA.

10-Q Table of Contents

Although we have collected substantial clinical data from 2006 to 2010, it is very likely that additional cases will be needed to support the statistical analysis protocol devised to demonstrate safety and efficacy of the CTLM® system.  Ultimately, the FDA must decide as to how many patient cases will need to be bio-statistically analyzed to support the CTLM® “intended use” claims.  We would rely on our independent bio-statistician regarding the actual number of case studies required; however, the FDA has the ultimate authority to determine the number of clinical cases needed for the PMA application.  Like other governmental institutions, the FDA prefers to reserve the right to make bio-statistical determinations on an individual case-by-case basis.  Therefore, it is very likely that a clinical trial will need to begin again, which will require approval by an IRB (Institutional Review Board - an organization required to review and approve clinical protocols outlining the study to be conducted at the hospital or imaging sites).  In addition, after the collection of clinical data is completed, a “radiologist reading study” of the clinical cases will be required and a statistical analysis of the results of the “reading study” will have to be performed in order to support the "Intended Use" and demonstrate safety and efficacy of the CTLM® system prior to PMA submission.

We need to secure funding to continue with the PMA process.  If funding is obtained, then we can begin to: contract with the FDA regulatory consultants, contract with the identified clinical sites (hospitals and imaging centers) to collect the clinical data, seek an IRB approval of the clinical protocol, which could take up to 30 to 120 days, place the CTLM® system at the selected sites, train the clinical staff on the CTLM® system and the clinical protocol at the selected sites, and recruit patients to volunteer for the clinical study.

Our main hurdle for completion of the PMA application is our lack of financial resources.  Historically, we have contracted with outside FDA consultants both for guidance and to ensure that our FDA related submissions meet FDA requirements, as we did not have sufficient resources to hire qualified full-time FDA clinical staff.  Further, this approach is more cost effective than employing full time FDA experienced staff that will not be required once FDA marketing clearance has been obtained.  Our management has identified FDA regulatory consultants who have proven ability in achieving FDA marketing clearance for diagnostic imaging devices.  We cannot move forward until such time as we secure sufficient financing to engage these FDA regulatory consultants.

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

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents

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

The development chronology stated above details how complicated the process is to develop a brand new medical imaging technology.  We believe that we have a strong patent portfolio and are the world leader in optical tomography.  We have received marketing approval in China and Canada; the CE Mark for the European Union; ISO 13485:2003 registration; UL Electrical Test Certificate; and Product registrations in Brazil and Argentina.  The registrations for Brazil and Argentina were not renewed in 2009 because of the costs associated with new testing requirements by UL.  We have now completed the Electromagnetic Compatibility (“EMC”) testing required by UL and plan to submit our renewal application for these product registrations in 2011.  Worldwide, our end users have completed more than 17,000 patient scans, and we have sold 16 CTLM® systems as of the date of this report.  Our decision to fund the Company primarily through the sale of equity has enabled us to reach this important milestone.

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

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents

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

In October 2011, we announced that the CTLM® purchase was confirmed after a successful rigorous evaluation of our CTLM® system at the Hang Lekiu Medical Center in Jakarta,

10-Q Table of Contents

Indonesia.  This positive outcome reinforces DOT as a valuable new breast imaging modality.  Hang Lekiu Medical Center is a leading provider of advanced multi-disciplined medical care in a modern patient friendly environment.  The evaluation was initiated February 2011 by introducing the unique clinical benefits of CTLM® to Indonesia’s Health Minister Endang Rahayu Sedyaningsih, local officials and key news organizations.

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

Other Recent Events

In July 2011, we were granted U.S. Patent 7,977,619, entitled “Detector Array for Use in a Laser Imaging Apparatus”.  This patent protects the use of a number of different types of photo-detectors and several detector geometries for our Diffuse Optical Tomography (“DOT”) application.

In July 2011, we announced that we established a scientific advisory panel to assist with product development, future clinical studies and additional applications of our CTLM®.  The advisory panel will consist of leading physicians and scientists.  The initial members are Huabei Jiang, PH.D., Professor in the J. Crayton Pruitt Family Department of Biomedical Engineering at the University of Florida; Alexander Poellinger, MD, head of the Outpatient’s Care Center of Charite Hospital, (Radiology) in Berlin, Germany; and Eric Milne, MD, FFR, FRCP, FRCP&S, our former Director of Clinical Research and former Chairman of Radiology and Chief of Chest Radiology at UC Irvine.

In September 2011, we were granted U.S. Patent 8,027,711, entitled “Laser imaging apparatus with variable patient positioning.”  This invention is designed to simplify patient positioning thus providing better image quality and simplified operator setup.

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

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents

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

In January 2011, we received a total of $157,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $157,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In February 2011, we received a total of $115,000 from Southridge pursuant to two short-term promissory notes.  Both notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $115,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In March 2011, we received $60,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $60,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In April 2011, we received $165,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or

10-Q Table of Contents

before July 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $165,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In May 2011, we received $80,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $80,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

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

In August 2011, we received $82,500 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $7,500, respectively.  The $100,000 note provided for a $25,000 original issue discount and both notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $107,500 principal amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In September 2011, we received $133,000 from Southridge pursuant to two short-term promissory notes of which the principal on these notes were $100,000 and $100,000, respectively.  One of the $100,000 notes provided for a $33,000 original issue discount and the other $100,000 note provided a $34,000 original issue discount.  The notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $200,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 12, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 26, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our

10-Q Table of Contents

common stock at a conversion price equal to the lesser of (a) $0.005 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

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

On September 27, 2011, Southridge executed a final debt to equity conversion of a $80,000 short-term promissory note dated February 7, 2011 in which they converted the remaining $60,000 principal plus accrued interest of $868.  We issued Southridge 8,399,781 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0075 per share.  We still owe Southridge $12,000 in premium associated with this note.

On September 27, 2011, Southridge executed a debt to equity conversion of a $35,000 short-term promissory note dated February 15, 2011 plus accrued interest of $1,688.  We issued Southridge 4,891,689 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0075 per share.  We still owe Southridge $5,250 in premium associated with this note.

On September 27, 2011, Southridge executed a debt to equity conversion of a $60,000 short-term promissory note dated March 31, 2011 plus accrued interest of $2,315.  We issued Southridge 8,308,603 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0075 per share.  We still owe Southridge $9,000 in premium associated with this note.

10-Q Table of Contents

On September 28, 2011, we amended the terms of all debt agreements with Southridge Partners II, LP and agreed to amend the conversion terms of the Notes such that the principal portion of the Notes, plus accrued interest, shall be convertible into shares of our common stock at a conversion price per share equal to the lesser of (a) $0.0075 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

On October 13, 2011, Southridge executed a debt to equity conversion of a $100,000 short-term promissory note dated April 14, 2011 plus accrued interest of $3,989.  We issued Southridge 20,797,808 common shares pursuant to Rule 144 based on an agreed conversion price of $0.005 per share.  We still owe Southridge $15,000 in premium associated with this note.

On November 3, 2011, Southridge executed a debt to equity conversion of a $65,000 short-term promissory note dated April 26, 2011 plus accrued interest of $2,721.  We issued Southridge 13,544,219 common shares pursuant to Rule 144 based on an agreed conversion price of $0.005 per share.  We still owe Southridge $15,000 in premium associated with this note.

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to October 24, 2011, Southridge issued notices of conversion to settle $525,000 in principal plus accrued premiums totaling $255,651 into 53,143,682 shares of our common stock, of which 51,802,774 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.

From November 2010 through November 2011, we received a total of $1,379,500 from Southridge pursuant to short-term promissory notes.  As of the date of this report, we may be obligated to issue Southridge a total of 136,919,195 shares to redeem short-term notes totaling $956,800 of which $737,500 is principal, $206,925 is premium and $12,375 is interest.

Short-Term Loans
In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  As of the date of this report, we have repaid an aggregate principal and premium in the amount of $148,500 on these short-term notes and owe a balance of $180,100 of which $100,000 is the principal remaining from one note and $80,100 is the balance of premium due from three notes.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through November 30, 2011 for 3% additional premium per month.  In connection with all of the extensions, a total of $46,600 of additional premium was accrued as of the date of this report.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through November 30, 2011 for 3% additional premium per month on each note.  In connection with these extensions a total of $164,800 of additional premium was accrued for the December 2009 notes as of the date of this report.  In April 2011, Southridge purchased a total of $200,000 in principal value of promissory notes from the private investor.

10-Q Table of Contents

Southridge converted $100,000 principal and $55,600 premium into 20,746,666 shares of our common stock that was previously issued as collateral.

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through July 31, 2011 for 3% additional premium per month on each note.  In January 2011, Southridge purchased a total of $600,000 in principal value of promissory notes from the private investor.  As of the date of this report, Southridge has converted $425,000 principal and $200,051 premium into 32,397,016 shares of our common stock of which 31,056,108 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.  Although we are in technical default of these two notes, the holder, Southridge has elected to convert these notes into common shares.  In connection with these prior extensions and the accrual of the additional premiums through November 30, 2011, a total of $243,000 of additional premium was accrued for the January 2010 notes as of the date of this report.

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

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we were obligated to pay back his principal, $10,800 in premium and issue 3,000,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our annual meeting to be held on July 12, 2012.  On September 9, 2011, we issued the 3,000,000 common shares pursuant to Rule 144.  We received an extension of maturity date to November 30, 2011 for this note.

In November and December 2010, we received a total of $145,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before March 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $145,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In January 2011, we received a total of $157,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity.

10-Q Table of Contents

Southridge may elect at an Event of Default to convert any part or all of the $157,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In February 2011, we received a total of $115,000 from Southridge pursuant to two short-term promissory notes.  Both notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $115,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In March 2011, we received $60,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $60,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In April 2011, we received $165,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $165,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In April 2011, we borrowed a total of $19,171 from a private investor pursuant to a short-term promissory note.  The note was payable on or before May 26, 2011 and was extended to June 30, 2011 with additional premium equal to 2% per month.  The note was paid in full on June 27, 2011.

In May 2011, we received $80,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  We received an extension of maturity date to November 30, 2011 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $80,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

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

In August 2011, we received $82,500 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $7,500, respectively.  The $100,000 note provided for a $25,000 original issue discount and both notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $107,500 principal amount of the

10-Q Table of Contents

Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

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

In September 2011, we received $133,000 from Southridge pursuant to two short-term promissory notes of which the principal on these notes were $100,000 and $100,000, respectively.  One of the $100,000 notes provided for a $33,000 original issue discount and the other $100,000 note provided a $34,000 original issue discount.  The notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $200,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 12, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 26, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $78,500 from Asher Enterprises pursuant to a short-term promissory note due on or before July 26, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Asher Enterprises may elect at an Event of Default to convert any part or all of the $78,500 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 58% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

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

10-Q Table of Contents

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

On September 27, 2011, Southridge executed a final debt to equity conversion of a $80,000 short-term promissory note dated February 7, 2011 in which they converted the remaining $60,000 principal plus accrued interest of $868.  We issued Southridge 8,399,781 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0075 per share.  We still owe Southridge $12,000 in premium associated with this note.

On September 27, 2011, Southridge executed a debt to equity conversion of a $35,000 short-term promissory note dated February 15, 2011 plus accrued interest of $1,688.  We issued Southridge 4,891,689 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0075 per share.  We still owe Southridge $5,250 in premium associated with this note.

On September 27, 2011, Southridge executed a debt to equity conversion of a $60,000 short-term promissory note dated March 31, 2011 plus accrued interest of $2,315.  We issued Southridge 8,308,603 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0075 per share.  We still owe Southridge $9,000 in premium associated with this note.

On September 28, 2011, we amended the terms of all debt agreements with Southridge Partners II, LP and agreed to amend the conversion terms of the Notes such that the principal portion of the Notes, plus accrued interest, shall be convertible into shares of our common stock at a conversion price per share equal to the lesser of (a) $0.0075 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

On October 13, 2011, Southridge executed a debt to equity conversion of a $100,000 short-term promissory note dated April 14, 2011 plus accrued interest of $3,989.  We issued Southridge 20,797,808 common shares pursuant to Rule 144 based on an agreed conversion price of $0.005 per share.  We still owe Southridge $15,000 in premium associated with this note.

On November 3, 2011, Southridge executed a debt to equity conversion of a $65,000 short-term promissory note dated April 26, 2011 plus accrued interest of $2,721.  We issued Southridge 13,544,219 common shares pursuant to Rule 144 based on an agreed conversion price of $0.005 per share.  We still owe Southridge $15,000 in premium associated with this note.

10-Q Table of Contents

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to November 14, 2011, Southridge issued notices of conversion to settle $525,000 in principal plus accrued premiums totaling $255,651 into 53,143,682 shares of our common stock, of which 51,802,774 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.

As of the date of this report, we owe a total of $2,203,201 of short term debt of which $1,501,500 is principal, $688,724 is accrued premium and $13,477 is accrued interest.  Thirteen promissory notes totaling $80,000 in principal have been extended to November 30, 2011; five promissory notes totaling $457,500 in principal have a maturity date of December 31, 2011; one promissory note with $100,000 in principal has a maturity date of January 12, 2012; one promissory note with $100,000 in principal has a maturity date of January 26, 2012; five promissory notes totaling $575,000 in principal have a maturity date of November 30, 2011; one promissory note with $60,000 in principal from a private investor has a maturity date of November 30, 2011; one promissory note with $50,000 in principal has a maturity date of March 1, 2012; one promissory note with $78,500 in principal has a maturity date of July 26, 2012.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $1,167,000 principal, $255,651 in premium, and $27,471 in interest has been converted into 145,434,239 shares of our common stock of which 51,802,774 shares were collateral shares and 93,631,465 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $475,000 principal of the remaining notes.

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

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received $258,000 after deductions of $30,000 for a 10% Finder’s Fee and $12,000 for an Origination Fee.  The second tranche of $100,000 closed on May 20, 2011, and we received $93,000 after deduction of $7,000 for a 7% Finder’s Fee.  A partial closing on the third tranche of $35,000 closed on October 7, 2011 and we received $32,250 after deduction of $2,750 for a 7% Finder’s Fee.  The remaining five tranches are to be funded based on achievement of milestones relating to the Registration Statement, with the final tranche of $300,000 being available 150 days after effectiveness of the Registration Statement, which must be effective 120 days after the date of the Agreement.  For the remaining five tranches, we are obligated to pay a Finder’s Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of the date of this report, $1,400,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $280,000 to terminate the agreement.

10-Q Table of Contents

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

10-Q Table of Contents

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

On September 28, 2011, JMJ executed a debt to equity conversion of $40,950 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 5,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00819 per share.

On October 12, 2011, JMJ executed a debt to equity conversion of $36,750 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 5,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00735 per share.  As of the date of this report, we now owe JMJ a total of $172,028 of which $107,528 is principal, $37,500 is consideration and $27,000 is interest associated with this first tranche.

As of the date of this report, we owe JMJ a total of $336,053 in long-term debt of which $242,528 is principal, $54,375 is consideration on the principal and $39,150 is interest.

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

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2011		Imaging Diagnostic Systems, Inc.

	By:	/s/ Linda B. Grable
Linda B. Grable
Chief Executive Officer

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President and Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)