Form 10-K/A
period 2011-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2011-11-29
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated By Reference
[None]

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ending June 30, 2011, which was filed on September 22, 2011 (the “Original Form 10-K”), to amend the Report of our Independent Registered Public Accounting Firm dated September 22, 2011; to add the word “Unaudited” in the inception to date column where applicable in our Financial Statements, and to revise our Liquidity section and Note 25 Commitments and Contingencies to address the accrued payroll taxes, interest and penalties disclosure.  This Amendment does not amend any other information set forth in the Original Form 10-K, and we have not updated the disclosures contained herein to reflect any events that may have occurred at a date subsequent to the date of the Original Form 10-K.

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

As of the date of this report, we have issued and outstanding 985,468,507 shares of common stock out of 2,000,000,000 authorized shares.  In addition, we have reserved 36,047,254 shares to cover outstanding options.  We had anticipated that revenues would have been a significant source of cash by the date of this report, but commercialization has been slower than expected largely due to the delay in obtaining FDA approval, which we believe has depressed our stock price.  We previously used the proceeds of the sale of our building and the proceeds of the sale of convertible debentures for working capital.  In May 2008, we returned to equity funding through our Private Equity Credit Agreement(s).  From November 2009 through September 2011 we relied on short-term loans from private investors for working capital (“See Issuance of Stock in Connection with Short-Term Loans”).  From February 2011 through  October 2011, we also relied on long-term loans from private investors for working capital (“See Issuance of Stock in Connection with Long-Term Loans”).

A claim could be made by the IRS for immediate payment of our accrued payroll taxes, interest and penalties, which total $1,141,967 as of June 30, 2011, and continue to grow; however, we hope to work with the IRS to formulate and implement a viable payment plan.  We have hired special counsel to handle this matter and hope to have a reasonable time to resolve it without jeopardizing operations.  We intend to fully satisfy our tax obligations and are seeking long-term financing in this regard.

We intend to use our counsel to handle negotiations and settlements with the IRS.  No discussions have occurred to date with the IRS.  We expect these discussions to commence once the IRS sends a formal collection demand.  After the formal collection demand, we hope to negotiate a settlement agreement and make installment payments to satisfy outstanding taxes, penalties and interest due; however, there can be no assurance that we will be able to negotiate a settlement agreement with a payment plan that matches our ability to pay.

During fiscal 2011 and through September 22, 2011, we have not made any cash payments to reduce the balance of accrued payroll taxes.  The increase of $295,883 in payroll tax penalty and interest were due to the recording of calendar year 2010 penalties and interest in fiscal 2011.

If we ultimately are unable to pay the outstanding tax, penalties and interest on a timetable satisfactory to the IRS, then we may have to cease operations.

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

10-K/A Financial Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Imaging Diagnostic Systems, Inc.

We have audited the accompanying balance sheets of Imaging Diagnostic Systems, Inc. (A Development Stage Enterprise) as of June 30, 2011 and 2010, and the related statements of operations, and cash flows for each of the years ended June 30, 2011 and 2010.   We have also audited the amounts presented for the period July 1, 2005 to June 30, 2011 included in the statements of stockholders’ equity (deficit) and in the total amounts presented in the statements of operations and cash flows for the period from December 10 1993 (inception) to June 30, 2011. We did not audit the financial statements for the period December 10, 1993 (date of inception) to June 30, 2005.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2011 and 2010 , and the results of its operations and cash flows for each of the years then ended June 30, 2011 and 2010 , and the amounts presented for the period July 1, 2005 to June 30, 2011 included in the statements of stockholders’ equity (deficit) and in the total amounts presented in the statements of operations and cash flows for the period from December 10 1993 (inception) to June 30, 2011 in conformity with generally accepted accounting principles in the United States of America.

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Operations
			From Inception
			(December 10,
	Year Ended	Year Ended	1993) to
	June 30, 2011	June 30, 2010	June 30, 2011
			Unaudited *
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

10-K/A Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit)

From December 10, 1993 (date of inception) to June 30, 2011 (Unaudited) *
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

10-K/A Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2011 (Unaudited) *
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

10-K/A Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2011 (Unaudited) *
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

10-K/A Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2011 (Unaudited) *
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

10-K/A Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2011 (Unaudited) *
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

10-K/A Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2011 (Unaudited) *
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

10-K/A Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2011 (Unaudited) *
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

10-K/A Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2011 (Unaudited) *
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

10-K/A Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2011 (Unaudited) *
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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

Statement of Cash Flows

			From Inception
			(December 10,
	Year Ended	Year Ended	1993) to
	June 30, 2011	June 30, 2010	June 30, 2011
			Unaudited *
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

10-K/A Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

Statement of Cash Flows (Continued)

			From Inception
			(December 10,
	Year Ended	Year Ended	1993) to
	June 30, 2011	June 30, 2010	June 30, 2011
Supplemental disclosures of cash			Unaudited *
flow information:

Cash paid for interest	$-	$-	$215,962

Supplemental disclosures of noncash
investing and financing activities:

Issuance of common stock and options
in exchange for services	$-	$11,250	$6,317,600

Issuance of common stock as loan fees in
connection with loans to the Company	$-	$-	$293,694

Issuance of common stock as collateral in
connection with loans to the Company	$-	$1,150,000	$1,150,000

Issuance of common stock as additional consideration
in connection with loans to the Company	$-	$465,500	$465,500

Issuance of common stock as satisfaction of
loans payable and accrued interest	$112,674	$-	$3,511,639

Issuance of common stock as satisfaction of
certain accounts payable	$-	$2,250	$260,142

Issuance of common stock in
exchange for property and equipment	$-	$-	$89,650

Issuance of common stock and other current liability
in exchange for patent liceensing agreement	$-	$-	$581,000

Issuance of common stock through
exercise of incentive stock options	$-	$-	$3,117,702

Issuance of common stock as
payment for preferred stock dividends	$-	$-	$507,645

Acquisition of property and equipment
through the issuance of a capital
lease payable	$-	$-	$50,289

* The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.

See accompanying notes to the financial statements.

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

(10)           ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,
	2011	2010

Accounts payable - trade	$877,449	$894,432
Accrued tangible personal property taxes payable	6,000	6,000
Accrued compensated absences	53,063	47,529
Accrued wages payable, payroll taxes and penalties	1,287,800	498,424
Other accrued expenses	261,823	92,363

Totals	$2,486,135	$1,538,748

As of June 30, 2011, we owe $145,832 in accrued wages and $1,141,968 in accrued payroll taxes.  The $1,141,968 in accrued payroll taxes represents unfunded payroll taxes, interest and penalties for the last six quarters commencing with the quarter ending March 31, 2010.

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents

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

10-K/A Financial Table of Contents
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

10-K/A Financial Table of Contents
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

A claim could be made by the IRS for immediate payment of our accrued payroll taxes, interest and penalties, which total $1,141,967 as of June 30, 2011, and continue to grow; however, we hope to work with the IRS to formulate and implement a viable payment plan.  We have hired special counsel to handle this matter and hope to have a reasonable time to resolve it without jeopardizing operations.  We intend to fully satisfy our tax obligations and are seeking long-term financing in this regard.

We intend to use our counsel to handle negotiations and settlements with the IRS.  No discussions have occurred to date with the IRS.  We expect these discussions to commence once the IRS sends a formal collection demand.  After the formal collection demand, we hope to negotiate a settlement agreement and make installment payments to satisfy outstanding taxes, penalties and interest due; however, there can be no assurance that we will be able to negotiate a settlement agreement with a payment plan that matches our ability to pay.

During fiscal 2011, we have not made any cash payments to reduce the balance of accrued payroll taxes.  The increase of $295,883 in payroll tax penalty and interest were due to the recording of calendar year 2010 penalties and interest in fiscal 2011.

If we ultimately are unable to pay the outstanding tax, penalties and interest on a timetable satisfactory to the IRS, then we may have to cease operations.

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

10-K/A Financial Table of Contents
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

10-K/A Financial Table of Contents
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
Linda B. Grable, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Linda B. Grable	Chief Executive Officer	November 29, 2011
Linda B. Grable	and Chairman of the Board of Directors

/s/Allan L. Schwartz	Director, Executive Vice-President,	November 29, 2011
Allan L. Schwartz	and Chief Financial Officer
(Principal Accounting and Financial
Officer)

/s/ David Schmidt	Director	November 29, 2011
David Schmidt