Form 10-Q
period 2011-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2012-02-17
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

    Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☐ Accelerated filer	☐ Non Accelerated filer	☒ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of equity as of February 17, 2012: 1,458,049,852 shares of common stock, no par value; 20 shares of Series L convertible preferred stock; and 46 shares of Series P preferred stock outstanding.

	IMAGING DIAGNOSTIC SYSTEMS, INC.
	(A Development Stage Company)

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Balance Sheets – (Unaudited) December 31, 2011 and June 30, 2011	3

	Statements of Operations - (Unaudited) Six months and three months ended December 31, 2011 and 2010, and December 10, 1993 (date of inception) to December 31, 2011	4

	Condensed Statements of Cash Flows - (Unaudited) Six months ended December 31, 2011 and 20010, and December 10, 1993 (date of inception) to December 31, 2011	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Financial Condition and Results	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Submission of Matters to a Vote of Security Holders	47

Item 5.	Other Information	47

Item 6.	Exhibits	75

Signatures		78

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

10-Q Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

Assets

	Dec. 31, 2011	June 30, 2011
Current assets:	Unaudited	*
Cash	$6,141	$189,135
Accounts receivable, net of allowances for doubtful accounts
of $7,477 and $23,500, respectively	13,155	11,198
Inventories, net of reserve of $399,000 and $399,000, respectively	307,810	322,562
Prepaid expenses	33,548	49,339

Total current assets	360,654	572,234

Equipment, net	137,044	161,713
Intangible assets, net	119,618	136,706

Total assets	$617,316	$870,653

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,421,994	$1,344,168
Accrued payroll taxes and penalties	1,399,360	1,141,967
Customer deposits	187,563	112,563
Short-term derivative liability	636,012	691,663
Short-term debt, net of debt discount of $210,341 and $78,925	1,867,860	1,706,018

Total current liabilities	5,512,789	4,996,379

Long-Term liabilities:
Long-term debt, net of debt discount of $108,589 and $184,967	163,624	301,033

Total long-term liabilities	163,624	301,033

Convertible preferred stock (Series L), 9% cumulative annual dividend,
no par value, 20 and 20 shares issued, respectively	200,000	200,000
Long-term derivative liability	13,650	102,409

Stockholders' (Deficit):
Common stock	108,749,353	107,476,957
Common stock - Debt Collateral	(73,970)	(73,970)
Additional paid-in capital	5,595,090	5,626,252
Deficit accumulated during development stage	(119,543,220)	(117,758,407)

Total stockholders' (Deficit)	(5,272,747)	(4,729,168)

Total liabilities and stockholders' (Deficit)	$617,316	$870,653

* Derived from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

10-Q Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
A Development Stage Company
(Unaudited)
Condensed Statements of Operations

	Six Months Ended		Three Months Ended		Since Inception
	December 31,		December 31,		(12/10/93) to
	2011	2010	2011	2010	Dec. 31, 2011
					*
Net Sales	$48,520	$23,962	$10,111	$12,501	$2,428,302
Gain on sale of fixed assets	-	-	-	-	2,794,565
Cost of Sales	6,073	5,921	1,344	1,662	949,955

Gross Profit	42,447	18,041	8,767	10,839	4,272,912

Operating Expenses:
General and administrative	1,412,222	1,278,626	670,408	713,342	63,082,453
Research and development	400,152	478,637	187,247	238,447	23,722,989
Sales and marketing	284,874	256,691	183,317	182,355	9,851,095
Inventory valuation adjustments	14,805	11,513	7,065	5,827	4,930,250
Depreciation and amortization	29,829	54,553	13,115	26,854	3,432,254
Amortization of deferred compensation	-	-	-	-	4,064,250

	2,141,882	2,080,020	1,061,152	1,166,825	109,083,291

Operating Loss	(2,099,435)	(2,061,979)	(1,052,385)	(1,155,986)	(104,810,379)

Interest income	383	739	195	426	311,217
Other income	122,912	38,743	116,508	3,080	1,116,958
Other income - LILA Inventory	-	-	-	-	(69,193)
Change in fair value of derivative liability	1,085,657	(101,182)	696,129	(81,827)	1,156,539
Interest expense	(894,330)	(67,660)	(629,841)	(568)	(10,400,602)

Net Loss	(1,784,813)	(2,191,339)	(869,394)	(1,234,875)	(112,695,460)

Dividends on cumulative Pfd. stock:
From discount at issuance	-	-	-	-	(5,402,713)
Earned	-	-	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(1,784,813)	$(2,191,339)	$(869,394)	$(1,234,875)	$(119,543,220)

Net Loss per common share:
Basic and diluted	$(0.0017)	$(0.0025)	$(0.0008)	$(0.0014)	$(0.4970)

Weighted average number of
common shares outstanding:
Basic and diluted	1,020,664,048	868,677,888	1,075,234,747	883,966,175	240,541,976

* The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.

The accompanying notes are an integral part of these condensed financial statements.

10-Q Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statement of Cash Flows

	Six Months		From Inception
	Ended December 31,		December 10, 1993 to
	2011	2010	December 31, 2011
			*
Cash flows from operations:
Net loss	$(1,784,813)	$(2,191,339)	$(112,695,460)
Changes in assets and liabilities	617,215	1,028,321	35,717,140
Net cash used in operations	(1,167,598)	(1,163,018)	(76,978,320)

Cash flows from investing activities:
Proceeds from sale of property & equipment	-	-	4,390,015
Capital expenditures	-	-	(7,578,436)
Net cash (used in) investing activities	-	-	(3,188,421)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Other financing activities	984,604	205,000	9,901,634
Proceeds from issuance of preferred stock	-	-	18,389,500
Net proceeds from issuance of common stock	-	900,000	51,932,037

Net cash provided by financing activities	984,604	1,105,000	80,172,882

Net increase (decrease) in cash	(182,994)	(58,018)	6,141

Cash, beginning of period	189,135	73,844	-

Cash, end of period	$6,141	$15,826	$6,141

* The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.

The accompanying notes are an integral part of these condensed financial statements.

10-Q Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results the three and six month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2012.  These condensed financial statements have been prepared in accordance with Financial Accounting Standards guidance for Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on September 22, 2011.

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

We currently manufacture and sell our sole product, the CTLM® - Computed Tomography Laser Mammography.  We are appointing distributors and installing collaboration systems as part of our global commercialization program.  We have sold 16 systems as of December 31, 2011; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  We are attempting to create increased product awareness as a foundation for developing markets through an international distributor network.  We may be able to exit reporting as a Development Stage Enterprise upon two successive quarters of sufficient revenues such that we would not have to utilize other funding to meet our quarterly operating expenses.

10-Q Table of Contents

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	Dec. 31, 2011	June 30, 2011
	Unaudited
Raw materials consisting of purchased parts, components and supplies	$500,147	$508,176
Work-in-process including units undergoing final inspection and testing	28,922	28,943
Finished goods	177,741	184,443

Sub-Total Inventories	706,810	721,562

Less Inventory Reserve	(399,000)	(399,000)

Total Inventory - Net	$307,810	$322,562

We review our Inventory for parts that have become obsolete or in excess of our manufacturing requirements and our Finished Goods for valuation pursuant to our Critical Accounting Policy for Inventory.  For the quarter ending September 30, 2011, we reclassified the net realizable value of $11,928 from Clinical Equipment to Consignment Inventory due to a CTLM® system being purchased by one of our Distributors in an installment sale.  For the fiscal year ending June 30, 2011, we reclassified the net realizable value of $6,525 of CTLM® systems in Inventory to Clinical equipment.  For the fiscal year ending June 30, 2009, we reclassified the net realizable value of $8,591 as this CTLM® system is being used as a clinical system at the University of Florida.  For the fiscal year ending June 30, 2008 since such finished goods are being utilized for collecting data for our FDA application, we reclassified the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical equipment.  For the fiscal year ending June 30, 2010 we identified $399,000 of Inventory that we deem impaired due to the lack of inventory turnover.  There were no changes to Inventory Reserve for the quarter ending December 31, 2011.

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

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance related to Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and the International Financial Reporting Standards (“IFRS”), that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value. The new guidance clarifies and changes some fair value measurement principles and

10-Q Table of Contents

disclosure requirements under U.S. GAAP.  Among them is the clarification that the concepts of highest and best use and valuation premise in a fair value measurement should only be applied when measuring the fair value of non-financial assets. Additionally, the new guidance requires quantitative information about unobservable inputs, and disclosure of the valuation processes used and narrative descriptions with regard to fair value measurements within the Level 3 categorization of the fair value hierarchy. The requirements of the amended accounting guidance are effective for us January 1, 2012 and early adoption is prohibited.  The adoption of the new accounting guidance is not expected to have a material impact on our consolidated financial statements.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying ASC 718 during the three and six months ended December 31, 2011 approximated $2,290 and $4,579, respectively, in additional compensation expense compared to $93,820 and $187,863 for the corresponding periods in fiscal 2010.

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

Stock-based compensation expense recorded during the three months ended December 31, 2011, was $2,290 compared to $94,043 from the corresponding period in fiscal 2010.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back”.

NOTE 7 - COMMON STOCK ISSUANCES – PRIVATE EQUITY CREDIT AGREEMENT

During the second quarter ending December 31, 2011, we did not draw from our Private Equity Credit Agreement with Southridge Partners II LP (“Southridge”).  See Item 5.  Other Information – “Financing/Equity Line of Credit.”  Subsequent to the end of the first quarter, we did not initiate any put notices from our Private Equity Credit Agreement with Southridge through the date of this report.

10-Q Table of Contents

NOTE 8 – DEBT DISCOUNT

For the quarter ending December 31, 2011, we received $408,500 from the proceeds of Convertible Short-Term Notes.  We recorded interest expense to amortize the debt discount in the amount of $559,745 for the quarter ending December 31, 2011, which includes all of the outstanding Convertible Short-Term Notes.  See “Part II, Item 5, Financing/Equity Line of Credit, Issuance of Stock in Connection with Short-Term Loans”

In connection with the sale of a Convertible Promissory Note Agreement on February 23, 2011, with an unaffiliated third party, JMJ Financial (the “Lender” or “JMJ”), relating to a private placement of a total of up to $1,800,000 in principal amount of a Convertible Promissory Note (the “Note”) providing for advances of a gross amount of $1,600,000 in seven tranches, we recorded interest expense to amortize the debt discount in the amount of $48,943 during the quarter ending December 31, 2011.  See “Part II, Item 5, Financing/Equity Line of Credit, Issuance of Stock in Connection with Long-Term Loans”

There remains a total of $318,930 of debt discount yet to be amortized as of December 31, 2011.

NOTE 9 – SHORT-TERM DEBT

From November 10, 2009 to December 31, 2011 we borrowed $3,342,569 in the aggregate from ten unaffiliated third party investors.  As additional consideration for $237,500 of these loans in December 2009, we issued 16,625,000 restricted shares of common stock.  Upon maturity and extensions of the original maturity dates, we are obligated to pay the principal amount and $103,100 in premium.  With respect to $1,000,000 principal amount of these notes, we issued 55,363,907 shares of restricted common stock as collateral.  The fair market value of these collateral shares at the date of issuance were recorded and presented as a contra equity account “Common stock – Debt Collateral” as they remain unearned and subject to be returned once the related debt is repaid.  With respect to $350,000 principal amount of a note, we issued 35 shares of Series L Convertible Preferred Stock as collateral.  On March 31, 2010 one of the third party investors converted these collateral shares, pursuant to the terms of their $350,000 promissory note, and the note was cancelled.  During the third quarter ending March 31, 2010, we repaid an aggregate principal amount of $93,750 and $10,000 in premium on these notes.  During the fourth quarter ending June 30, 2010, we repaid an aggregate principal amount of $48,044 and $644 in premium on the notes.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through February 29, 2012 for 3% additional premium per month on each note.  In connection with these extensions a total of $256,400 of additional premium was accrued for the December 2009 notes as the date of this report.  In April 2011, Southridge purchased a total of $200,000 in principal value of promissory notes from the private investor.  Southridge converted $100,000 principal and $55,600 premium into 20,746,666 shares of our common stock that was previously issued as collateral.

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through July 31, 2011 for 3% additional premium per month on each note.  In January 2011, Southridge purchased a total of $600,000 in principal value of promissory notes from the private investor.  As of the date of this report, Southridge has converted $465,000 principal and

10-Q Table of Contents

$268,089 premium into 169,062,661 shares of our common stock of which 31,056,108 shares were collateral shares and 138,006,553 new shares were issued pursuant to Rule 144.  Although we are in technical default of these two notes, the holder, Southridge has elected to convert these notes into common shares.  In connection with these prior extensions and the accrual of the additional premiums through February 29, 2012, a total of $368,750 of additional premium was accrued for the January 2010 notes as of the date of this report.

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

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we were obligated to pay back his principal, $10,800 in premium and issue 3,000,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our annual meeting to be held on July 12, 2011.  On September 9, 2011, we issued the 3,000,000 common shares pursuant to Rule 144.  We received an extension of maturity date to February 29, 2012 for this note.

In November and December 2010, we received a total of $145,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before March 31, 2011.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $145,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In January 2011, we received a total of $157,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $157,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In February 2011, we received a total of $115,000 from Southridge pursuant to two short-term promissory notes.  Both notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $115,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average

10-Q Table of Contents

of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In March 2011, we received $60,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $60,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In April 2011, we received $165,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $165,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In May 2011, we received $80,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $80,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In July 2011, we received $150,000 from Southridge pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to February 29, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $150,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In August 2011, we received $82,500 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $7,500, respectively.  The $100,000 note provided for a $25,000 original issue discount and both notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to February 29, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $107,500 principal amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

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

In September 2011, we received $133,000 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $100,000, respectively.  One of the $100,000 notes provided for a $33,000 original issue discount and the other $100,000 note provided a $34,000 original issue discount.  The notes

10-Q Table of Contents

provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to February 29, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $200,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 12, 2012.  We received an extension of maturity date to February 29, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 26, 2012.  We received an extension of maturity date to February 29, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

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

In November 2011, we received $20,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $20,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

On November 21, 2011, Southridge sold their $60,000 short-term promissory note to Panache Capital, LLC (“Panache”).  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

In November 2011, we received $40,000 from Panache pursuant to a short-term promissory note.  The note provides a maturity date of November 21, 2012.  Interest will accrue at 10% per annum until maturity.  Panache may elect at an Event of Default to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In November 2011, we received $53,000 from Asher Enterprises pursuant to a short-term promissory note due on or before September 5, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Asher Enterprises may elect at an Event of Default to convert any part or all of the $53,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 58% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

10-Q Table of Contents

In December 2011, we received $17,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 18, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $17,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In December 2011, we received $12,000 from an unaffiliated third party investor pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before March 8, 2012.  Interest will accrue at 10% per annum until maturity above and beyond the premium.

In December 2011, we borrowed a total of $21,604 from a private investor pursuant to two short-term promissory notes.  The notes provided for a 2% premium per month.  One of the notes was payable on or before December 16, 2011 and the other on or before January 6, 2012.  We received an extension of maturity date to February 29, 2012 for these notes for 3% additional premium per month on each note.

On May 11, 2011, Southridge executed a debt to equity conversion of a $80,000 short-term promissory note dated November 11, 2010 plus accrued interest of $3,174.  We issued Southridge 11,089,826 common shares pursuant to Rule 144 based on an agreed exchange price of $0.0075 per share.  We canceled the $12,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 13, 2011, Southridge executed a debt to equity conversion of a $14,000 short-term promissory note dated December 16, 2010 plus accrued interest of $641.  We issued Southridge 1,464,132 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We canceled the $2,100 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 13, 2011, Southridge executed a debt to equity conversion of a $51,000 short-term promissory note dated December 22, 2010 plus accrued interest of $2,269.  We issued Southridge 5,326,915 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We canceled the $7,650 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 21, 2011, Southridge executed a debt to equity conversion of a $55,000 short-term promissory note dated January 13, 2011 plus accrued interest of $2,278.  We issued Southridge 5,727,836 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We canceled the $8,250 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 21, 2011, Southridge executed a debt to equity conversion of a $22,000 short-term promissory note dated January 19, 2011 plus accrued interest of $882.  We issued Southridge 2,288,241 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We canceled the $3,300 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On August 24, 2011, Southridge executed a debt to equity conversion of a $80,000 short-term promissory note dated January 28, 2011 plus accrued interest of $3,647.  We issued Southridge 8,364,712 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We canceled the $12,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

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

10-Q Table of Contents

We canceled the $12,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On September 27, 2011, Southridge executed a debt to equity conversion of a $35,000 short-term promissory note dated February 15, 2011 plus accrued interest of $1,688.  We issued Southridge 4,891,689 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0075 per share.  We canceled the $5,250 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On September 27, 2011, Southridge executed a debt to equity conversion of a $60,000 short-term promissory note dated March 31, 2011 plus accrued interest of $2,315.  We issued Southridge 8,308,603 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0075 per share.  We canceled the $9,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

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

On October 13, 2011, Southridge executed a debt to equity conversion of a $100,000 short-term promissory note dated April 14, 2011 plus accrued interest of $3,989.  We issued Southridge 20,797,808 common shares pursuant to Rule 144 based on an agreed conversion price of $0.005 per share.  We canceled the $15,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On November 3, 2011, Southridge executed a debt to equity conversion of a $65,000 short-term promissory note dated April 26, 2011 plus accrued interest of $2,721.  We issued Southridge 13,544,219 common shares pursuant to Rule 144 based on an agreed conversion price of $0.005 per share.  We canceled the $9,750 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On November 16, 2011, Southridge executed a debt to equity conversion of a $20,000 short-term promissory note dated May 6, 2011 plus accrued interest of $850.  We issued Southridge 6,725,939 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0031 per share.  We canceled the $3,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On December 15, 2011, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $14,415 principal.  We issued Panache 5,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.002883 per share.

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to December 31, 2011, Southridge issued notices of conversion to settle $630,000 in principal plus accrued premiums totaling $338,934 into 140,382,404 shares of our common stock, of which 51,802,774 shares were collateral shares and 88,579,630 new shares were issued pursuant to Rule 144.

As of December 31, 2011, we owe a total of $2,078,201 of short term debt of which $1,525,189 is principal, $527,723 is accrued premium and $25,290 is accrued interest.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $1,306,415 principal, $338,934 in premium, and $28,321 in interest has been converted into 244,398,900 shares of our common stock of which 51,802,774 shares were collateral shares and 198,596,126 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $370,000 principal of the remaining notes.

10-Q Table of Contents

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

On December 15, 2011, JMJ executed a debt to equity conversion of $63,840 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 20,000,000

10-Q Table of Contents

common shares pursuant to Rule 144 based on a conversion price of $0.003192 per share. As of the date of this report, we now owe JMJ a total of $108,188 of which $43,688 is principal, $37,500 is consideration and $27,000 is interest associated with this first tranche.

As of December 31, 2011, we owe JMJ a total of $272,213 of which $178,688 is principal, $54,375 is consideration on the principal and $39,150 is interest.

NOTE 11 – SERIES L CONVERTIBLE PREFERRED STOCK

On February 25, 2010, we issued 35 shares of our Series L Convertible Preferred Stock at a purchase price of $10,000 per share as collateral in connection with a $350,000 short-term loan.  On March 31, 2010 the holder converted the note into the collateral shares of 35 preferred shares of Series L Convertible Preferred Stock.  We have reserved 16,587,690 shares of common stock to cover the conversion of the 35 shares of Series L Convertible Preferred Stock outstanding.  Pursuant to the Certificate of Designation of Series L Convertible Preferred Stock, (iii) Issuance of Securities, a reset provision is provided if common shares are issued at less than $.0211 per share on or before the conversion of all of the Series L Convertible Preferred shares.  The reset provision triggered a Derivative Liability valuation for such provision.  On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 10,000,000 shares of common stock.  On May 11, 2011, we obtained a waiver from the private investor where the investor agreed to convert no additional Series L Convertible Preferred Stock into common shares until the approval by our shareholders of an increase in authorized common stock at our next annual meeting to be held on July 12, 2011.  At the annual meeting, our shareholders voted to increase our authorized shares to 2,000,000,000 and the waiver was terminated.

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

For the three months ending December 31, 2011, we recorded the mark to market changes in the Derivative Liability which required a credit to Derivative Expense of $696,129.  For the six months ending December 31, 2011, we recorded the mark to market changes in the Derivative Liability which required a credit to Derivative Expense of $1,085,657.  Because of these changes in the fair value of derivative liability, our net loss decreased a total of $696,129 and $1,085,657 for the three and six months ending December 31, 2011.

The net Derivative Liability for the quarter ending December 31, 2011 is $649,662.

10-Q Table of Contents

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments.  After a review of our accounts receivable, the Company has recorded an allowance of $7,477 for doubtful accounts.  The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities.  At December 31, 2011 and 2010, the aggregate fair value of the Company’s debt obligations approximated its carrying value.

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

The following table sets forth the Company’s financial instruments as of December 31, 2011 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 820, these are classified based on the lowest level of input that is significant to the fair value measurement:

10-Q Table of Contents

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value

Liabilities:
Series L Convertible Preferred Stock	$	$	$(200,000)	$(200,000)
Series L Accrued Dividend Payable			$(44,938)	$(44,938)
Derivative Liability			$(649,662)	$(649,662)

At December 31, 2011, the carrying amount of the Series L Convertible Preferred Stock at par value is deemed to be the fair value.  The balance sheet also reflects a liability for the accrued dividend payable on the Series L Convertible Preferred Stock.

NOTE 14 – EQUIPMENT

The following is a summary of equipment, less accumulated depreciation:

	Dec. 31, 2011	June 30, 2011
Furniture and fixtures	$257,565	$257,565
Computers, equipment and software	426,873	426,873
CTLM® software costs	352,932	352,932
Trade show equipment	298,400	298,400
Clinical equipment	435,534	447,462
Laboratory equipment	212,560	212,560

Total Equipment	1,983,864	1,995,792
Less: accumulated depreciation	(1,846,820)	(1,834,079)

Total Equipment - Net	$137,044	$161,713

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

10-Q Table of Contents

For the six months ending December 31, 2011, we reclassified the net realizable value of $11,928 from Clinical Equipment to Consignment Inventory.

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

NOTE 15 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	Dec. 31, 2011	June 30, 2011
Accounts payable - trade	$1,033,142	$877,449
Accrued tangible personal property taxes payable	6,000	6,000
Accrued compensated absences	53,063	53,063
Accrued wages, payroll taxes and penalties	1,600,935	1,287,800
Other accrued expenses	128,214	261,823

Totals	$2,821,354	$2,486,135

As of December 31, 2011, we owe $201,575 in accrued wages and $1,399,360 in accrued payroll taxes.  The $1,399,360 in accrued payroll taxes represents unfunded payroll taxes, interest and penalties for the eight quarters commencing with the quarter ending March 31, 2010.  The reason we incurred the penalties and interest was due to the difficulty in raising capital to have sufficient funds to pay the taxes.

NOTE 16 – SUBSEQUENT EVENTS

In January 2012, we shipped the first CTLM® system to our exclusive distributor for Mexico, Kepter Internacional (“Kepter”).  The CTLM® has been delivered to the distributor and is scheduled to be installed in February.

On January 6, 2012, we amended a promissory note in the principal amount of $12,000 dated December 9, 2011 held by an unaffiliated third-party investor.  The note provided for a redemption premium of 15% of the principal amount on or before March 8, 2012.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  The amendment provided for the issuance of three (3) restricted shares of Series P Preferred Stock having a stated value of $5,000 per share.  These shares, having a total value of $15,000, will be used as collateral for the note held by the investor.

In January 2012, we received a total of $175,200 from an unaffiliated third party investor pursuant to five short-term promissory notes with a maturity date ranging from March 5, 2012 to March 20, 2012.  The notes provided for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 38 Series P Preferred Stock to the investor as collateral with a total stated value of $190,000.

10-Q Table of Contents

In February 2012, we received a total of $22,000 from an unaffiliated third party investor pursuant to one short-term promissory note with a maturity date of April 13, 2012.  The notes provided for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 5 Series P Preferred Stock to the investor as collateral with a total stated value of $25,000.

In February 2012, we received a total of $25,000 pursuant to our Convertible Promissory Note Agreement with JMJ Financial.

On January 3, 2012, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $12,896 principal.  We issued Panache 8,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.001612 per share.

On January 18, 2012, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $12,710 principal.  We issued Panache 10,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.001271 per share.

On January 27, 2012, Panache executed a debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted the final $7,083 in principal.  We issued Panache 5,712,097 common shares pursuant to Rule 144 based on an agreed conversion price of $0.001224 per share.  We still owe Panache $3,139 in accrued interest associated with this note.

On January 23, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $85,000 principal.  We issued Southridge 66,390,690 common shares with a restrictive legend based on an agreed conversion price of $0.0013 per share. The restrictive legend was removed on February 2, 2012 pursuant to Rule 144.

On January 27, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $30,000 principal.  We issued Southridge 24,193,548 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0012 per share.

On February 7, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $18,500 principal and $6,411 interest.  We issued Southridge 24,277,321 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00103 per share.

On February 10, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $16,500 principal and $99 interest.  We issued Southridge 17,272,248 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00096 per share.

As of the date of this report, we owe a total of $2,048,776 of short term debt of which $1,491,804 is principal, $529,445 is accrued premium and $27,527 is accrued interest.  Twelve promissory notes totaling $1,002,500 in principal have been extended to February 29, 2012; two promissory notes totaling $21,604 in principal have been extended to March 31, 2012; one promissory note with $50,000 in principal has a maturity date of March 1, 2012; one promissory note with $78,500 in principal has a maturity date of July 26, 2012; one promissory note with $20,000 in principal has a maturity date of December 31, 2012; one promissory note with $40,000 in principal has a maturity date of November 21, 2012; one promissory note with $53,000 in principal has a maturity date of September 5, 2012; one promissory note with $17,000 in principal has a maturity date of December 18, 2012; and seven promissory notes totaling $209,200 have maturity dates from March 6, 2012 to April 13, 2012.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $1,537,000 principal, $368,189 in premium, and $34,831 in interest has been converted into 457,671,727 shares of our common stock of which 51,802,774 shares were collateral shares and 405,868,953 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $335,000 principal of the remaining notes.

10-Q Table of Contents

As of the date of this report, we owe JMJ a total of $214,388 in long-term debt of which $160,000 is principal, $20,000 is consideration on the principal and $34,388 is interest.

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

10-Q Table of Contents

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

10-Q Table of Contents

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

As of the date of this report, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through December 31, 2011 of $119,543,220 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA marketing clearance process, and the costs associated with advanced product development activities.  We will need sufficient financing through the sale of equity or debt securities to complete the FDA approval process and, in the event that we obtain marketing clearance, to have sufficient funding to launch the CTLM® in the U.S.  There can be no assurance that we will obtain this financing.  Finally, there can be no assurance that we will obtain FDA marketing clearance, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

10-Q Table of Contents

RESULTS OF OPERATIONS

SALES AND COST OF SALES

We are continuing to develop our international markets through our global commercialization program.  In the quarter ended December 31, 2011, we recorded revenues of $10,111 representing a decrease of $2,390 from $12,501 during the quarter ended December 31, 2010.  The Cost of Sales during the quarter ended December 31, 2011, were $1,344 representing a decrease of $318 from $1,662 during the quarter ended December 31, 2010.  The revenue of $10,111 and cost of sales of $1,344 are primarily from the installment sales of our CTLM® system to one of our distributors.  No new CTLM® Systems were sold in the quarter ended December 31, 2011.  See Item 5.  Other Information – “Other Recent Events”

Revenues for the six months ended December 31, 2011, were $48,520 representing an increase of $24,558 or 102% from $23,962 in the corresponding period in 2010.  The Cost of Sales during the six months ended December 31, 2011, was $6,073 representing an increase of $152 or 3% from $5,921 in the corresponding period in 2010.  The revenue of $48,520 and cost of sales of $6,073 are from installment sales of our CTLM® system to two of our distributors.  Of the two installment sales, one new CTLM® System was sold during the period ended December 31, 2011.

Other Income for the three and six months ended December 31, 2011, was $116,508 and $122,912.  Of the $116,508, $99,300 represented the extinguishment of debt, $16,023 was the reduction in the allowance for doubtful accounts and $1,185 represented the use of our facilities by Bioscan and consulting with our engineers pursuant to the Bioscan Agreement (See Part II, Item 5, Other Information, “Laser Imager for Lab Animals”).  Of the $122,912, $104,950 represented the extinguishment of debt, $16,023 was the reduction in the allowance for doubtful accounts and $1,939 represented the use of our facilities by Bioscan and consulting with our engineers pursuant to the Bioscan Agreement

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the three and six months ended December 31, 2011, were $670,408 and $1,412,222, respectively, representing a decrease of $42,934 or 6% and an increase of $133,596 or 10%, from $713,342 and $1,278,626 in the corresponding periods in 2010.  Of the $670,408, compensation and related benefits comprised $305,954 (46%) compared to $379,176 (53%), during the three months ended December 31, 2010.  Of the $305,954 and $379,176 compensation and related benefits, $1,419 (1%) and $88,582 (23%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $1,412,222, compensation and related benefits comprised $604,939 (43%), compared to $824,426 (64%), during the six months ended December 31, 2010.  Of the $604,939 and $824,426 compensation and related benefits, $2,838 (1%) and $177,236 (22%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $42,934 is a net result.  The significant decreases were $73,222 in compensation and related benefits as a result of a decreased amount of stock option expense during the current quarter; $102,000 in loan cost expenses in connection with the short-term loans in 2010; $29,393 in premium expenses associated with the short-term loans.

The decreases were partially offset by increases of $66,000 in original issuance discount expense associated with our short-term promissory notes; $24,500 in accounting fees; $23,364 in payroll tax penalty and interest expense; $16,854 in consulting expenses; $15,979 in legal expenses involving corporate and securities matter; $6,590 in placement fees; and $4,892 in Directors and Officers’ Liability insurance.

10-Q Table of Contents

The six-month increase of $133,596 is a net result.  The significant increases were $102,122 in premium expense associated with our short-term promissory notes; $158,000 in original issue discount associated with our short-term promissory notes; $62,650 in payroll tax penalty and interest expense; $38,903 in consulting expenses; $18,388 in Directors and Officers’ Liability insurance; $17,780 in rent expense; $26,962 in legal expenses involving corporate and securities matters; $8,890 in filing fees; $7,616 in software expenses for Extensive Business Reporting Language (“XBRL”) required by the SEC; $6,590 in placement fees; and $5,380 in accounting fees.

The increases were partially offset by decreases of $219,487 in compensation and related benefits during the current period of which $174,398 was a reduction in the equity based compensation related to expensing stock options; $102,000 in loan cost expenses in connection with the short-term loans in 2010;

We do not expect a material increase in our general and administrative expenses until we realize significant revenues from the sale of our product.

RESEARCH AND DEVELOPMENT

Research and development expenses during the three and six months ended December 31, 2011, were $187,247 and $400,152, respectively, representing decreases of $51,200 or 21% and $78,485 or 16%, from $238,447 and $478,637 in the corresponding periods in 2010.  Of the $187,247, compensation and related benefits comprised $170,317 (91%), compared to $169,806 (71%) during the three months ended December 31, 2010.  Of the $170,317 and $169,806 compensation and related benefits, $758 (1%) and $4,272 (3%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $400,152, compensation and related benefits comprised $344,793 (86%), compared to $383,284 (80%) during the six months ended December 31, 2010.  Of the $$344,793 and $383,284 compensation and related benefits, $1,517 (1%) and $8,693 (2%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $51,200 is due primarily to a decrease of $14,612 in consulting expenses and $39,493 in legal expenses involving FDA matters.

The six-month decrease of $78,485 is due primarily to a decreases of $38,491 in compensation and related benefits as a result of staff restructuring, $8,412 in consulting expenses and $35,863 in legal expenses involving FDA matters.

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

SALES AND MARKETING

Sales and marketing expenses during the three and six months ended December 31, 2011, were $183,317 and $284,874, respectfully, representing increases of $962 or 1% and $28,183 or 11%, from $182,355 and $256,691 in the corresponding periods in 2010.  Of the $183,317, compensation and related benefits comprised $25,892 (14%), compared to $16,097 (9%) during the three months ended December 31, 2010.  Of the $25,892 and $16,097 compensation and related benefits, $113 (1%) and $968 (6%), respectively, were due to non-cash compensation related to expensing stock options.

10-Q Table of Contents

Of the $284,874, compensation and related benefits comprised $38,237 (13%), compared to $30,378 (12%) during the six months ended December 31, 2010.  Of the $38,237 and $30,378 compensation and related benefits, $225 (1%) and $1,935 (6%), respectively, were due to non-cash compensation related to expensing stock options.

The six-month increase of $28,183 is a net result.  The relevant increases were $19,840 in travel expenses; $15,077 in trade show expenses; $7,543 in freight expenses; $6,950 in public relations expense (cost of issuing press releases) and $2,400 in estimated warranty expense.  The increase is offset by a decrease in regulatory expenses of $27,662 as a result of incurring the cost EMC testing for the CTLM® in the corresponding period in 2010.

We expect a significant increase in our sales and marketing expenses during the fiscal year ending June 30, 2012 due to the continued implementation of our global commercialization program.  We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase due to this program.

AGGREGATED OPERATING EXPENSES

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the three months ended December 31, 2011 and 2010, which were $1,061,153 and $1,166,824 respectively, we had a decrease of $105,672 or 9%.

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the six months ended December 31, 2011 and 2010, which were $2,141,882 and $2,080,020 respectively, we had an increase of $61,862 or 3%.

The decrease of $105,672 in the three-month comparative period was primarily due to decreases of $42,934 in general and administrative expenses; $51,200 in research and development expenses and $13,739 in depreciation and amortization.  The decreases were partially offset by an increase of $962 in sales and marketing expenses.

The increase of $61,862 in the six-month comparative period was primarily due to increases of $133,596 in general and administrative expenses and $28,183 in sales and marketing expenses.  The increases were partially offset by decreases of $78,485 in research and development expenses and $24,724 in depreciation and amortization.

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

Inventory Valuation Adjustments during the three and six months ended December 31, 2011, were $7,065 and $14,805, respectively, representing increases of $1,238 or 21% and $3,292 or 29%, from $5,827 and $11,513, respectively, during the three and six months ended December 31, 2010.  The increases are due to the additional write-down of systems that have lost value to due usage as demonstrators on consignment.

Compensation and related benefits during the three and six months ended December 31, 2011, were $502,163 and $987,968, respectively, representing decreases of $62,915 or 11% and $250,119 or 20% from $565,078 and $1,238,087, respectively, during the three and six months ended December 31, 2010.  Of the $502,163 and $987,968 compensation and related benefits, $2,290 (1%) and $4579 (1%), respectively, were due to non-cash compensation associated with expensing stock options, which were decreases of $93,821 or 98% and $183,285 or 98% from $93,821 and $187,864 during the three and six months ended December 31, 2010.

Interest expense during the three and six months ended December 31, 2011, was $629,841 and $894,330, respectively, representing increases of $629,273 or 110,787% and $826,670 or 1,222% from $568 and $67,660, respectively, during the three and six months ended December 31, 2010.  Of the $629,841 and $894,330,

10-Q Table of Contents

respectively, $608,688 and $859,542 is associated with the amortization of the debt discount on the convertible notes at below market prices on the Short-Term and Long-Term Promissory Notes during three and six months ended December 31, 2011.  See Part II. Item 5.  Other Information – “Financing/Equity Line of Credit”.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $6,141 as of December 31, 2011.  This is a decrease of $182,994 from $189,135 as of June 30, 2011.  During the quarter ending December 31, 2011, we received no cash from the sale of common stock through our private equity agreement with Southridge, and we received a net of $569,104 from short term loans.    See Part II. Item 5, – “Financing/Equity Line of Credit”

We do not expect to generate a positive internal cash flow for at least the next 12 months due to increased costs associated with conducting the clinical trial and preparing the FDA application for Pre-Market Approval and submitting it to the FDA, an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, and the costs associated with product development activities and the time required for homologations from certain countries.

Property and Equipment was valued at $137,044 net as of December 31, 2011.  The overall decrease of $24,669 from June 30, 2011 is due primarily to depreciation recorded for the first and second quarter.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions, with loans from unaffiliated third parties, and through a sale/lease-back transaction involving our former headquarters facility.  Net cash used for operating and product development expenses during the three months ending December 31, 2011, was $617,215, primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities.  At December 31, 2011, we had working capital of $(5,152,135) compared to working capital of $(4,424,145) at June 30, 2011.

During the second quarter ending December 31, 2011, we did not raise any money through the sale of shares of common stock pursuant to our Amended Private Equity Credit Agreement with Southridge dated January 7, 2010 and we received a net of $411,104 from short-term loans.  See Item 5. Other Information “Financing – Equity Line of Credit.”  We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  We expect to use our Amended Private Equity Agreement with Southridge and/or alternative financing facilities to raise the additional funds required to continue operations.  In the event that we are unable or elect not to utilize the Amended Private Equity Agreement with Southridge or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If

10-Q Table of Contents

additional funds are raised by issuing equity securities, whether to Southridge or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the three months ending December 31, 2011, were $0 as compared to $0 for the three months ending December 31, 2010.  We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2012 will be approximately $25,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of December 31, 2011.  Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs.  Our future capital requirements will depend on many factors, including the following:

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

Issuance of Stock in Connection with Short-Term Loans
In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  As of the date of this report, we have repaid an aggregate principal and premium in the amount of $148,500 on these short-term notes and owe a balance of $198,100 of which $100,000 is the principal remaining from one note and $98,100 is the balance of premium due from three notes.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through February 29, 2012 for 3% additional premium per month.  In connection with all of the extensions, a total of $61,600 of additional premium was accrued as of the date of this report.

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

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of

10-Q Table of Contents

principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through February 29, 2012 for 3% additional premium per month on each note.  In January 2011, Southridge purchased a total of $600,000 in principal value of promissory notes from the private investor.  As of the date of this report, Southridge has converted $465,000 principal and $268,089 premium into 169,062,661 shares of our common stock of which 31,056,108 shares were collateral shares and 138,006,553 new shares were issued pursuant to Rule 144.  Although we are in technical default of these two notes, the holder, Southridge has elected to convert these notes into common shares.  In connection with these prior extensions and the accrual of the additional premiums through February 29, 2012, a total of $368,750 of additional premium was accrued for the January 2010 notes as of the date of this report.

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

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we were obligated to pay back his principal, $10,800 in premium and issue 3,000,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our annual meeting to be held on July 12, 2011.  On September 9, 2011, we issued the 3,000,000 common shares pursuant to Rule 144.  We received an extension of maturity date to February 29, 2012 for this note.

In November and December 2010, we received a total of $145,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before March 31, 2011.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $145,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In January 2011, we received a total of $157,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $157,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

10-Q Table of Contents

In February 2011, we received a total of $115,000 from Southridge pursuant to two short-term promissory notes.  Both notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $115,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In March 2011, we received $60,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $60,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In April 2011, we received $165,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $165,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In May 2011, we received $80,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $80,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In July 2011, we received $150,000 from Southridge pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to February 29, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $150,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In August 2011, we received $82,500 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $7,500, respectively.  The $100,000 note provided for a $25,000 original issue discount and both notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to February 29, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $107,500 principal amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In August 2011, we received $50,000 from OTC Global Partners, LLC pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before March 1, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  OTC Global Partners, LLC may elect at an Event of Default to

10-Q Table of Contents

convert any part or all of the $50,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.014 or (b) 65% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In September 2011, we received $133,000 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $100,000, respectively.  One of the $100,000 notes provided for a $33,000 original issue discount and the other $100,000 note provided a $34,000 original issue discount.  The notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to February 29, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $200,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 12, 2012.  We received an extension of maturity date to February 29, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 26, 2012.  We received an extension of maturity date to February 29, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

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

In November 2011, we received $20,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $20,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

On November 21, 2011, Southridge sold their $60,000 short-term promissory note to Panache Capital, LLC (“Panache”).  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

In November 2011, we received $40,000 from Panache pursuant to a short-term promissory note.  The note provides a maturity date of November 21, 2012.  Interest will accrue at 10% per annum until maturity.  Panache may elect at an Event of Default to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

10-Q Table of Contents

In November 2011, we received $53,000 from Asher Enterprises pursuant to a short-term promissory note due on or before September 5, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Asher Enterprises may elect at an Event of Default to convert any part or all of the $53,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 58% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In December 2011, we received $17,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 18, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $17,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

On January 6, 2012, we amended a promissory note in the principal amount of $12,000 dated December 9, 2011 held by an unaffiliated third-party investor.  The note provided for a redemption premium of 15% of the principal amount on or before March 8, 2012.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  The amendment provided for the issuance of three (3) restricted shares of Series P Preferred Stock having a stated value of $5,000 per share.  These shares, having a total value of $15,000, will be used as collateral for the note held by the investor.

In January 2012, we received a total of $175,200 from an unaffiliated third party investor pursuant to five short-term promissory notes with a maturity date ranging from March 5, 2012 to March 20, 2012.  The notes provided for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 38 Series P Preferred Stock to the investor as collateral with a total stated value of $190,000.

In February 2012, we received a total of $22,000 from an unaffiliated third party investor pursuant to one short-term promissory note with a maturity date of April 13, 2012.  The notes provided for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 5 Series P Preferred Stock to the investor as collateral with a total stated value of $25,000.

On May 11, 2011, Southridge executed a debt to equity conversion of a $80,000 short-term promissory note dated November 11, 2010 plus accrued interest of $3,174.  We issued Southridge 11,089,826 common shares pursuant to Rule 144 based on an agreed exchange price of $0.0075 per share.  We canceled the $12,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 13, 2011, Southridge executed a debt to equity conversion of a $14,000 short-term promissory note dated December 16, 2010 plus accrued interest of $641.  We issued Southridge 1,464,132 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We canceled the $2,100 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 13, 2011, Southridge executed a debt to equity conversion of a $51,000 short-term promissory note dated December 22, 2010 plus accrued interest of $2,269.  We issued Southridge 5,326,915 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We canceled the $7,650 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 21, 2011, Southridge executed a debt to equity conversion of a $55,000 short-term promissory note dated January 13, 2011 plus accrued interest of $2,278.  We issued Southridge 5,727,836 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We canceled the $8,250 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

10-Q Table of Contents

On July 21, 2011, Southridge executed a debt to equity conversion of a $22,000 short-term promissory note dated January 19, 2011 plus accrued interest of $882.  We issued Southridge 2,288,241 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We canceled the $3,300 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On August 24, 2011, Southridge executed a debt to equity conversion of a $80,000 short-term promissory note dated January 28, 2011 plus accrued interest of $3,647.  We issued Southridge 8,364,712 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We canceled the $12,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On August 24, 2011, Southridge executed a partial debt to equity conversion of a $80,000 short-term promissory note dated February 7, 2011 in which they converted $20,000 principal plus accrued interest of $868.  We issued Southridge 2,086,795 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.

On September 27, 2011, Southridge executed a final debt to equity conversion of a $80,000 short-term promissory note dated February 7, 2011 in which they converted the remaining $60,000 principal plus accrued interest of $868.  We issued Southridge 8,399,781 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0075 per share.  We canceled the $12,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On September 27, 2011, Southridge executed a debt to equity conversion of a $35,000 short-term promissory note dated February 15, 2011 plus accrued interest of $1,688.  We issued Southridge 4,891,689 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0075 per share.  We canceled the $5,250 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On September 27, 2011, Southridge executed a debt to equity conversion of a $60,000 short-term promissory note dated March 31, 2011 plus accrued interest of $2,315.  We issued Southridge 8,308,603 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0075 per share.  We canceled the $9,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

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

On October 13, 2011, Southridge executed a debt to equity conversion of a $100,000 short-term promissory note dated April 14, 2011 plus accrued interest of $3,989.  We issued Southridge 20,797,808 common shares pursuant to Rule 144 based on an agreed conversion price of $0.005 per share.  We canceled the $15,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On November 3, 2011, Southridge executed a debt to equity conversion of a $65,000 short-term promissory note dated April 26, 2011 plus accrued interest of $2,721.  We issued Southridge 13,544,219 common shares pursuant to Rule 144 based on an agreed conversion price of $0.005 per share.  We canceled the $9,750 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On November 16, 2011, Southridge executed a debt to equity conversion of a $20,000 short-term promissory note dated May 6, 2011 plus accrued interest of $850.  We issued Southridge 6,725,939 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0031 per share.  We canceled the $3,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

10-Q Table of Contents

On December 15, 2011, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $14,415 principal.  We issued Panache 5,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.002883 per share.

On January 3, 2012, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $12,896 principal.  We issued Panache 8,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.001612 per share.

On January 18, 2012, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $12,710 principal.  We issued Panache 10,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.001271 per share.

On January 27, 2012, Panache executed a debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted the final $7,083 in principal.  We issued Panache 5,712,097 common shares pursuant to Rule 144 based on an agreed conversion price of $0.001224 per share.  We still owe Panache $3,139 in accrued interest associated with this note.

On January 23, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $85,000 principal.  We issued Southridge 66,390,690 common shares with a restrictive legend based on an agreed conversion price of $0.0013 per share. The restrictive legend was removed on February 2, 2012 pursuant to Rule 144.

On January 27, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $30,000 principal.  We issued Southridge 24,193,548 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0012 per share.

On February 7, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $18,500 principal and $6,411 interest.  We issued Southridge 24,277,321 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00103 per share.

On February 10, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $16,500 principal and $99 interest.  We issued Southridge 17,272,248 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00096 per share.

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to February 17, 2012, Southridge issued notices of conversion to settle $665,000 in principal plus accrued premiums totaling $368,189 into 189,809,327 shares of our common stock, of which 51,802,774 shares were collateral shares and 138,006,553 new shares were issued pursuant to Rule 144.

As of the date of this report, we owe a total of $2,048,776 of short term debt of which $1,491,804 is principal, $529,445 is accrued premium and $27,527 is accrued interest.  Twelve promissory notes totaling $1,002,500 in principal have been extended to February 29, 2012; two promissory notes totaling $21,604 in principal have been extended to March 31, 2012; one promissory note with $50,000 in principal has a maturity date of March 1, 2012; one promissory note with $78,500 in principal has a maturity date of July 26, 2012; one promissory note with $20,000 in principal has a maturity date of December 31, 2012; one promissory note with $40,000 in principal has a maturity date of November 21, 2012; one promissory note with $53,000 in principal has a maturity date of September 5, 2012; one promissory note with $17,000 in principal has a maturity date of December 18, 2012; and seven promissory notes totaling $209,200 have maturity dates from March 6, 2012 to April 13, 2012.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $1,537,000 principal, $368,189 in premium, and $34,831 in interest has been converted into 457,671,727 shares of our common stock of which 51,802,774 shares were collateral

10-Q Table of Contents

shares and 405,868,953 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $335,000 principal of the remaining notes.

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

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received $258,000 after deductions of $30,000 for a 10% Finder’s Fee and $12,000 for an Origination Fee.  The second tranche of $100,000 closed on May 20, 2011, and we received $93,000 after deduction of $7,000 for a 7% Finder’s Fee.  A partial closing on the third tranche of $35,000 closed on October 7, 2011 and we received $32,250 after deduction of $2,750 for a 7% Finder’s Fee.  A partial closing on the third tranche of $25,000 closed on February 8, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder’s Fee, which is $1,750.  The remaining five tranches are to be funded based on achievement of milestones relating to the Registration Statement, with the final tranche of $300,000 being available 150 days after effectiveness of the Registration Statement, which must be effective 120 days after the date of the Agreement.  For the remaining five tranches, we are obligated to pay a Finder’s Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of the date of this report, $1,400,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $280,000 to terminate the agreement.

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

10-Q Table of Contents

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

10-Q Table of Contents

On October 12, 2011, JMJ executed a debt to equity conversion of $36,750 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 5,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00735 per share.

On December 15, 2011, JMJ executed a debt to equity conversion of $63,840 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 20,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.003192 per share.

On January 24, 2012, JMJ executed a debt to equity conversion totaling $44,100 of which $43,688 was principal and $412 was consideration for the first tranche of $300,000, which we closed on February 24, 2011.  We issued JMJ 30,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00147 per share.

On February 9, 2012, JMJ executed a debt to equity conversion totaling $44,100 of which $37,088 was consideration and $712 was interest for the first tranche of $300,000, which we closed on February 24, 2011.  We issued JMJ 35,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00126 per share.  As of the date of this report, we now owe JMJ a total of $19,988 in interest associated with this first tranche.

As of the date of this report, we owe JMJ a total of $214,388 in long-term debt of which $160,000 is principal, $20,000 is consideration on the principal and $34,388 is interest.

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

As of June 30, 2011 we had a material weakness in our internal controls over financial reporting and have made the following change to correct this material weakness.  We have amended our internal controls over financial reporting whereby we will internally review newly implemented accounting principles and if necessary, seek an outside opinion from a qualified consultant on newly implemented accounting principles and complex accounting transactions.  For the quarter ending December 31, 2011, we were unable to implement our policy of engaging a qualified consultant due to budgetary constraints.  There have been no other changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

Our Annual Report on Form 10-K for the year ended June 30, 2011, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing IDSI.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  During the second quarter ended December 31, 2011, there were no material changes in risk factors as previously disclosed in our Form 10-K filed on September 22, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Item 5. Other Information –“Financing/Equity Line of Credit”.

Item 3. Defaults Upon Senior Securities.

                          None

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents
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

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents

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

The development chronology stated above details how complicated the process is to develop a brand new medical imaging technology.  We believe that we have a strong patent portfolio and are the world leader in optical tomography.  We have received marketing approval in China and Canada; the CE Mark for the European Union; ISO 13485:2003 registration; UL Electrical Test Certificate; and Product registrations in Brazil and Argentina.  The registrations for Brazil and Argentina were not renewed in 2009 because of the costs associated with new testing requirements by UL.  We have now completed the Electromagnetic Compatibility (“EMC”) testing required by UL and plan to submit our renewal application for these product registrations in 2011.  Worldwide, our end users have completed more than 25,000 patient scans, and we have sold 16 CTLM® systems as of the date of this report.  Our decision to fund the Company primarily through the sale of equity has enabled us to reach this important milestone.

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

10-Q Table of Contents

Global Commercialization Update

The following table details the regulatory requirement and status of each country in which we have sold or marketed the CTLM®.

Country	Sold	Marketed	Regulatory Requirement	Regulatory Status
United States	No	No	Food & Drug Administration	510(k) Pending
Argentina	Yes	Yes	ANVISA	Expired(1)
Australia	No	Yes	TGA Approval	Pending(8)
Austria	No	Yes	CE Mark	Approved
Brazil	No	Yes	ANVISA	Expired(2)
Canada	No	Yes	Health Canada Approval	Approved
China	Yes	Yes	SFDA Approval	Approved
Croatia	No	Yes	CIHI(4)	Not Submitted Yet
Colombia	No	Yes	Register with MOH(3)	Not Submitted Yet
Curacao	No	Yes	MOH	Submitted by distributor
Czech Republic	Yes	Yes	CE Mark	Approved
Egypt	No	Yes	CE Mark & Egypt MOH	Not Submitted Yet
Germany	No	Yes	CE Mark	Approved
Hong Kong	No	Yes	CE/SFDA	Not Submitted Yet
Hungary	Yes	Yes	CE Mark	Approved
India	Yes	Yes	CE Mark & BIS Certification	Not Required(9)
Indonesia	Yes	Yes	DirJen POM	Pending(12)
Israel	No	Yes	Import License	Approved
Italy	Yes	Yes	CE Mark	Approved
Jordan	No	Yes	JFDA(6)	Not Submitted Yet
Kazakhstan	No	Yes	Registration Cert. & GOSTR Cert.	Not Submitted Yet
Macedonia	No	Yes	CE Mark	Not Submitted Yet
Malaysia	Yes	Yes	BPFK	Not Required(10)
Mexico	Yes	Yes	MOH - COFERPRIS	Pending(11)
Montenegro	No	Yes	MOH	Not Submitted Yet
New Zealand	No	Yes	CE Mark	Not Submitted Yet
Oman	No	Yes	MOH	Not Submitted Yet
Philippines	No	Yes	BHDT(7)	Not Submitted Yet
Poland	Yes	Yes	CE Mark	Approved
Romania	No	Yes	CE Mark	Approved
Russia	No	Yes	ROSZDRAVNADZOR	Pending(13)
Saudi Arabia	No	Yes	CE Mark & MOH	Not Submitted Yet
Serbia	No	Yes	CE Mark	Approved
Slovenia	No	Yes	CE Mark	Approved
South Africa	No	Yes	CE Mark & DOH(4)	Not Submitted Yet
Turkey	Yes	Yes	CE Mark	Approved
Ukraine	No	Yes	CE Mark	Not Submitted Yet
United Arab Emirates	Yes	Yes	UAE/MOH	Approved
Vietnam	No	Yes	MOH	Not Submitted Yet

10-Q Table of Contents

        (1)   Will be renewed upon appointment of new distributor.
(2)	Distributor will renew ANVISA.
(3)	MOH - Ministry of Health
(4)	DOH - Department of Health
(5)	CICI - The Croatian Institute for Health Insurance
(6)	JFDA – Jordan Food and Drug Administration
(7)	BHDT - Bureau of Health Devices and Technology
(8)	TGA has requested additional documentation which we are providing.
        (9)   CDSCO – Medical Device Division, Not required as this time but will be required for some classes of medical devices in 2011 or 2012.
(10)	BPFK – Malaysia National Pharmaceutical Control Bureau, Registration is voluntary
(11)	COFEPRIS – Mexico Ministry of Health
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

In March 2009, we announced that we had redefined our marketing strategy and launched a new campaign focusing on the international market.  Because of our disappointment with the performance of many of our previous distributors, we have terminated their distribution agreements for non-performance or allowed their agreements to expire.  In April 2009, we were pleased to announce that we renewed our distribution agreement with EDO MED Sp. Z.o.o. as our exclusive distributor in Poland.  EDO MED will continue to market and provide technical service support for the CTLM® throughout Poland, as well as to assist with and promote the ongoing research efforts utilizing CTLM® technology at the Comprehensive Cancer Centre in Gliwice, Poland and other institutes and research centers.  Currently, the CTLM® system is in use at the Comprehensive Cancer Centre, Maria Sklodowska-Curie Memorial Institute, in Gliwice.

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

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents

In October 2011, we announced that the CTLM® purchase was confirmed after a successful rigorous evaluation of our CTLM® system at the Hang Lekiu Medical Center in Jakarta, Indonesia.  This positive outcome reinforces DOT as a valuable new breast imaging modality.  Hang Lekiu Medical Center is a leading provider of advanced multi-disciplined medical care in a modern patient friendly environment.  The evaluation was initiated February 2011 by introducing the unique clinical benefits of CTLM® to Indonesia’s Health Minister Endang Rahayu Sedyaningsih, local officials and key news organizations.

In November 2011, we announced that our exclusive distributor for Mexico, Kepter Internacional (“Kepter”), placed an order for five CTLM® systems with one system to be delivered and installed the third week of December 2011.  In connection with the first system, Kepter paid a $45,000 deposit.  Kepter advised us that they were unable to accept delivery in December so we shipped the system in January 2012.  The CTLM® is now scheduled to be installed in February.

In November 2011, we announced that we would be exhibiting our CTLM® at the 97th annual Radiological Society of North America (RSNA) Scientific Assembly meeting in Chicago, IL from November 27th to December 2nd.  This meeting gave us the opportunity to present the CTLM® system which has been recently recognized as Diffuse Optical Tomography (DOT) to the national and international markets.

In December 2011, we announced that we signed an exclusive distribution agreement with ID Matrix Systems to market and sell our CTLM® systems to private and government hospitals and private imaging centers throughout China and Hong Kong.  The agreement stipulates that ID Matrix must purchase a minimum of 15 CTLM® systems within the first year of the contract along with a 50% deposit with each order to remain our exclusive distributor for the territories.

In December 2011, we received an order for one CTLM® system with a deposit of $50,000 from our exclusive distributor, ID Matrix, which was initially scheduled to ship to China during the first week of January 2012.  The distributor was not ready to take delivery so we will wait for their instructions for delivery.

In January 2012, we exhibited the CTLM® at the 37th annual Arab Health 2012 medical conference held from January 23 – 26 at the Dubai International Convention and Exhibition Centre in Dubai, United Arab Emirates (UAE).  .  This meeting gave us the opportunity to present the CTLM® system which has been recently recognized as Diffuse Optical Tomography (DOT) to the Middle East markets.  We presented clinical images obtained from the CTLM® system, identified potential distributors for the Middle East region and obtained prospective sales leads.  The Arab Health Exhibition and Congress is the largest and most prestigious healthcare event in the Middle East, with over 3,000 exhibitors from 100 countries and more than 70,000 medical professionals.

Among our global users, we have three systems in Poland, two in Italy, two in the Czech Republic, two systems in the United Arab Emirates, two systems in India, and two systems in China as well as one system each in Germany, Hungary, Malaysia, Israel, Indonesia and Brazil.  As of the date of this report, IDSI’s users have performed over 25,000 CT Laser Mammography (CTLM®) patient scans worldwide.

Other Recent Events

In September 2011, we were granted U.S. Patent 8,027,711, entitled “Laser imaging apparatus with variable patient positioning.”  This invention is designed to simplify patient positioning thus providing better image quality and simplified operator setup.

In February 2012, we announced our commitment to securing FDA approval.  In the press release, we stated that management is presently investigating several long term financing strategies that we believe could both maintain and increase shareholder value and achieve our FDA objectives.

10-Q Table of Contents

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

10-Q Table of Contents

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

Southridge Partners II, LP - Short-Term Loans
In November and December 2010, we received a total of $145,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before March 31, 2011.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $145,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In January 2011, we received a total of $157,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at an Event of Default to convert any part or all of the $157,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In February 2011, we received a total of $115,000 from Southridge pursuant to two short-term promissory notes.  Both notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $115,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In March 2011, we received $60,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $60,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In April 2011, we received $165,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or

10-Q Table of Contents

before July 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $165,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In May 2011, we received $80,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $80,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In July 2011, we received $150,000 from Southridge pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to February 29, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $150,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In August 2011, we received $82,500 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $7,500, respectively.  The $100,000 note provided for a $25,000 original issue discount and both notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to February 29, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $107,500 principal amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In September 2011, we received $133,000 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $100,000, respectively.  One of the $100,000 notes provided for a $33,000 original issue discount and the other $100,000 note provided a $34,000 original issue discount.  The notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to February 29, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $200,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 12, 2012.  We received an extension of maturity date to February 29, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 26, 2012.  We received an extension of maturity date to February 29, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the

10-Q Table of Contents

$100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In November 2011, we received $20,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $20,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In December 2011, we received $17,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 18, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $17,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

On November 21, 2011, Southridge sold their $60,000 short-term promissory note to Panache Capital, LLC (“Panache”).  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

On May 11, 2011, Southridge executed a debt to equity conversion of a $80,000 short-term promissory note dated November 11, 2010 plus accrued interest of $3,174.  We issued Southridge 11,089,826 common shares pursuant to Rule 144 based on an agreed exchange price of $0.0075 per share.  We canceled the $12,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 13, 2011, Southridge executed a debt to equity conversion of a $14,000 short-term promissory note dated December 16, 2010 plus accrued interest of $641.  We issued Southridge 1,464,132 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We canceled the $2,100 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 13, 2011, Southridge executed a debt to equity conversion of a $51,000 short-term promissory note dated December 22, 2010 plus accrued interest of $2,269.  We issued Southridge 5,326,915 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We canceled the $7,650 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 21, 2011, Southridge executed a debt to equity conversion of a $55,000 short-term promissory note dated January 13, 2011 plus accrued interest of $2,278.  We issued Southridge 5,727,836 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We canceled the $8,250 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 21, 2011, Southridge executed a debt to equity conversion of a $22,000 short-term promissory note dated January 19, 2011 plus accrued interest of $882.  We issued Southridge 2,288,241 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We canceled the $3,300 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On August 24, 2011, Southridge executed a debt to equity conversion of a $80,000 short-term promissory note dated January 28, 2011 plus accrued interest of $3,647.  We issued Southridge 8,364,712 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.  We canceled the $12,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

10-Q Table of Contents

On August 24, 2011, Southridge executed a partial debt to equity conversion of a $80,000 short-term promissory note dated February 7, 2011 in which they converted $20,000 principal plus accrued interest of $868.  We issued Southridge 2,086,795 common shares pursuant to Rule 144 based on an agreed exchange price of $0.01 per share.

On September 27, 2011, Southridge executed a final debt to equity conversion of a $80,000 short-term promissory note dated February 7, 2011 in which they converted the remaining $60,000 principal plus accrued interest of $868.  We issued Southridge 8,399,781 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0075 per share.  We canceled the $12,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On September 27, 2011, Southridge executed a debt to equity conversion of a $35,000 short-term promissory note dated February 15, 2011 plus accrued interest of $1,688.  We issued Southridge 4,891,689 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0075 per share.  We canceled the $5,250 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On September 27, 2011, Southridge executed a debt to equity conversion of a $60,000 short-term promissory note dated March 31, 2011 plus accrued interest of $2,315.  We issued Southridge 8,308,603 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0075 per share.  We canceled the $9,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

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

On October 13, 2011, Southridge executed a debt to equity conversion of a $100,000 short-term promissory note dated April 14, 2011 plus accrued interest of $3,989.  We issued Southridge 20,797,808 common shares pursuant to Rule 144 based on an agreed conversion price of $0.005 per share.  We canceled the $15,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On November 3, 2011, Southridge executed a debt to equity conversion of a $65,000 short-term promissory note dated April 26, 2011 plus accrued interest of $2,721.  We issued Southridge 13,544,219 common shares pursuant to Rule 144 based on an agreed conversion price of $0.005 per share.  We canceled the $9,750 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On November 16, 2011, Southridge executed a debt to equity conversion of a $20,000 short-term promissory note dated May 6, 2011 plus accrued interest of $850.  We issued Southridge 6,725,939 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0031 per share.  We canceled the $3,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On January 23, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $85,000 principal.  We issued Southridge 66,390,690 common shares with a restrictive legend based on an agreed conversion price of $0.0013 per share. The restrictive legend was removed on February 2, 2012 pursuant to Rule 144.

On January 27, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $30,000 principal.  We issued Southridge 24,193,548 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0012 per share.

On February 7, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $18,500 principal and $6,411 interest.  We issued Southridge 24,277,321 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00103 per share.

10-Q Table of Contents

On February 10, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $16,500 principal and $99 interest.  We issued Southridge 17,272,248 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00096 per share.

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to February 17, 2012, Southridge issued notices of conversion to settle $665,000 in principal plus accrued premiums totaling $368,189 into 189,809,327 shares of our common stock, of which 51,802,774 shares were collateral shares and 138,006,553 new shares were issued pursuant to Rule 144.

From November 2010 through February 17, 2012, we received a total of $1,356,500 from Southridge pursuant to short-term promissory notes.  As of the date of this report, we may be obligated to issue Southridge a total of 518,395,548 shares to redeem short-term notes totaling $642,811 of which $544,500 is principal, $81,675 is premium and $16,636 is interest.

Other Short-Term Loans
In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  As of the date of this report, we have repaid an aggregate principal and premium in the amount of $148,500 on these short-term notes and owe a balance of $198,100 of which $100,000 is the principal remaining from one note and $98,100 is the balance of premium due from three notes.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through February 29, 2012 for 3% additional premium per month.  In connection with all of the extensions, a total of $61,600 of additional premium was accrued as of the date of this report.

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

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through February 29, 2012 for 3% additional premium per month on each note.  In January 2011, Southridge purchased a total of $600,000 in principal value of promissory notes from the private investor.  As of the date of this report, Southridge has converted $465,000 principal and $268,089 premium into 169,062,661 shares of our common stock of which 31,056,108 shares were collateral shares and 138,006,553 new shares were issued pursuant to Rule

10-Q Table of Contents

144.  Although we are in technical default of these two notes, the holder, Southridge has elected to convert these notes into common shares.  In connection with these prior extensions and the accrual of the additional premiums through February 29, 2012, a total of $368,750 of additional premium was accrued for the January 2010 notes as of the date of this report.

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

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we were obligated to pay back his principal, $10,800 in premium and issue 3,000,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our annual meeting to be held on July 12, 2011.  On September 9, 2011, we issued the 3,000,000 common shares pursuant to Rule 144.  We received an extension of maturity date to February 29, 2012 for this note.

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

On November 21, 2011, Southridge sold their $60,000 short-term promissory note to Panache Capital, LLC (“Panache”).  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

In November 2011, we received $40,000 from Panache pursuant to a short-term promissory note.  The note provides a maturity date of November 21, 2012.  Interest will accrue at 10% per annum until maturity.  Panache may elect at an Event of Default to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common

10-Q Table of Contents

stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In November 2011, we received $53,000 from Asher Enterprises pursuant to a short-term promissory note due on or before September 5, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Asher Enterprises may elect at an Event of Default to convert any part or all of the $53,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 58% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In December 2011, we received $12,000 from an unaffiliated third party investor pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before March 8, 2012.  Interest will accrue at 10% per annum until maturity above and beyond the premium.

In December 2011, we borrowed a total of $21,604 from a private investor pursuant to two short-term promissory notes.  The notes provided for a 2% premium per month.  One of the notes was payable on or before December 16, 2011 and the other on or before January 6, 2012.  We received an extension of maturity date to February 29, 2012 for these notes for 3% additional premium per month on each note.

On January 6, 2012, we amended a promissory note in the principal amount of $12,000 dated December 9, 2011 held by an unaffiliated third-party investor.  The note provided for a redemption premium of 15% of the principal amount on or before March 8, 2012.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  The amendment provided for the issuance of three (3) restricted shares of Series P Preferred Stock having a stated value of $5,000 per share.  These shares, having a total value of $15,000, will be used as collateral for the note held by the investor.

In January 2012, we received a total of $175,200 from an unaffiliated third party investor pursuant to five short-term promissory notes with a maturity date ranging from March 5, 2012 to March 20, 2012.  The notes provided for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 38 Series P Preferred Stock to the investor as collateral with a total stated value of $190,000.

In February 2012, we received a total of $22,000 from an unaffiliated third party investor pursuant to one short-term promissory note with a maturity date of April 13, 2012.  The notes provided for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 5 Series P Preferred Stock to the investor as collateral with a total stated value of $25,000.

On December 15, 2011, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $14,415 principal.  We issued Panache 5,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.002883 per share.

On January 3, 2012, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $12,896 principal.  We issued Panache 8,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.001612 per share.

On January 18, 2012, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $12,710 principal.  We issued Panache 10,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.001271 per share.

On January 27, 2012, Panache executed a debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted the final $7,083 in principal.  We issued Panache 5,712,097 common shares pursuant to Rule 144 based on an agreed conversion price of $0.001224 per share.  We still owe Panache $3,139 in accrued interest associated with this note.

10-Q Table of Contents

As of the date of this report, we owe a total of $2,048,776 of short term debt of which $1,491,804 is principal, $529,445 is accrued premium and $27,527 is accrued interest.  Twelve promissory notes totaling $1,002,500 in principal have been extended to February 29, 2012; two promissory notes totaling $21,604 in principal have been extended to March 31, 2012; one promissory note with $50,000 in principal has a maturity date of March 1, 2012; one promissory note with $78,500 in principal has a maturity date of July 26, 2012; one promissory note with $20,000 in principal has a maturity date of December 31, 2012; one promissory note with $40,000 in principal has a maturity date of November 21, 2012; one promissory note with $53,000 in principal has a maturity date of September 5, 2012; one promissory note with $17,000 in principal has a maturity date of December 18, 2012; and seven promissory notes totaling $209,200 have maturity dates from March 6, 2012 to April 13, 2012.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $1,537,000 principal, $368,189 in premium, and $34,831 in interest has been converted into 457,671,727 shares of our common stock of which 51,802,774 shares were collateral shares and 405,868,953 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $335,000 principal of the remaining notes.

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

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received $258,000 after deductions of $30,000 for a 10%
Finder’s Fee and $12,000 for an Origination Fee.  The second tranche of $100,000 closed on May 20, 2011, and we received $93,000 after deduction of $7,000 for a 7% Finder’s Fee.  A partial closing on the third tranche of $35,000 closed on October 7, 2011 and we received $32,250 after deduction of $2,750 for a 7% Finder’s Fee.  A partial closing on the third tranche of $25,000 closed on February 8, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder’s Fee, which is $1,750.  The remaining five tranches are to be funded based on achievement of milestones relating to the Registration Statement, with the final tranche of $300,000 being available 150 days after effectiveness of the Registration Statement, which must be effective 120 days after the date of the Agreement.  For the remaining five tranches, we are obligated to pay a Finder’s Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of the date of this report, $1,400,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $280,000 to terminate the agreement.

The Note, after the seven tranches are drawn, would generate net proceeds of $1,467,000 after payment of the Origination Fee and a 7% Finder’s Fee.  JMJ has the option to provide an additional $1,600,000 of funding on substantially the same terms as the first Agreement; however, we have the right to cancel, without penalty, the Note Agreement within five days of

10-Q Table of Contents

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

10-Q Table of Contents

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

On December 15, 2011, JMJ executed a debt to equity conversion of $63,840 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 20,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.003192 per share.

On January 24, 2012, JMJ executed a debt to equity conversion totaling $44,100 of which $43,688 was principal and $412 was consideration for the first tranche of $300,000, which we closed on February 24, 2011.  We issued JMJ 30,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00147 per share.

On February 9, 2012, JMJ executed a debt to equity conversion totaling $44,100 of which $37,088 was consideration and $712 was interest for the first tranche of $300,000, which we closed on February 24, 2011.  We issued JMJ 35,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00126 per share.  As of the date of this report, we now owe JMJ a total of $19,988 in interest associated with this first tranche.

As of the date of this report, we owe JMJ a total of $214,388 in long-term debt of which $160,000 is principal, $20,000 is consideration on the principal and $34,388 is interest.

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

Dated: February 17, 2012		Imaging Diagnostic Systems, Inc.

	By:	/s/ Linda B. Grable
Linda B. Grable
Chief Executive Officer

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President and Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)