Form 10-Q/A
period 2011-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2012-02-21
CIK 790652

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Imaging Diagnostic Systems, Inc. for the period ended December 31, 2011 filed on February 17, 2012 (the “Form 10-Q”) which included the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.  However, due to validation errors the Interactive feature was rejected.  No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance related to Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and the International Financial Reporting Standards (“IFRS”), that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value. The new guidance clarifies and changes some fair value measurement principles

10-Q Table of Contents

and disclosure requirements under U.S. GAAP.  Among them is the clarification that the concepts of highest and best use and valuation premise in a fair value measurement should only be applied when measuring the fair value of non-financial assets. Additionally, the new guidance requires quantitative information about unobservable inputs, and disclosure of the valuation processes used and narrative descriptions with regard to fair value measurements within the Level 3 categorization of the fair value hierarchy. The requirements of the amended accounting guidance are effective for us January 1, 2012 and early adoption is prohibited.  The adoption of the new accounting guidance is not expected to have a material impact on our consolidated financial statements.

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

Dated: February 21, 2012		Imaging Diagnostic Systems, Inc.

	By:	/s/ Linda B. Grable
Linda B. Grable
Chief Executive Officer

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President and Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)