Form 10-Q
period 2012-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2012-05-21
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of each of the issuer’s classes of equity as of May 18, 2012: 2,422,630,676 shares of common stock, no par value; 20 shares of Series L convertible preferred stock; 50 shares of Series P and 51 shares of Series Q preferred stock outstanding.

	IMAGING DIAGNOSTIC SYSTEMS, INC.
	(A Development Stage Company)

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Balance Sheets – (Unaudited) March 31, 2012 and June 30, 2011	3

	Statements of Operations - (Unaudited) Nine months and three months ended March 31, 2012 and 2011, and December 10, 1993 (date of inception) to March 31, 2012	4

	Condensed Statements of Cash Flows - (Unaudited) Nine months ended March 31, 2012 and 2011, and December 10, 1993 (date of inception) to March 31, 2012	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Financial Condition and Results	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	51

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3.	Defaults Upon Senior Securities	52

Item 4.	Mine Safety Disclosures	53

Item 5.	Submission of Matters to a Vote of Security Holders	53

Item 6.	Other Information	53

Item 7.	Exhibits	84

Signatures		87

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

10-Q Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

Assets

	Mar. 31, 2012	June 30, 2011
Current assets:	Unaudited	*
Cash	$1,589	$189,135
Accounts receivable, net of allowances for doubtful accounts
of $28,423 and $23,500, respectively	86,883	11,198
Inventories, net of reserve of $390,000 and $399,000, respectively	276,956	322,562
Prepaid expenses	21,439	49,339

Total current assets	386,867	572,234

Equipment, net	133,271	161,713
Intangible assets, net	111,073	136,706

Total assets	$631,211	$870,653

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,568,238	$1,344,168
Accrued payroll taxes and penalties	1,467,641	1,141,967
Customer deposits	142,563	112,563
Short-term derivative liability	374,170	691,663
Short-term debt, net of debt discount of $147,877 and $78,925	1,801,156	1,706,018

Total current liabilities	5,353,768	4,996,379

Long-Term liabilities:
Long-term debt, net of debt discount of $125,271 and $184,967	79,942	301,033

Total long-term liabilities	79,942	301,033

Convertible preferred stock (Series L), 9% cumulative annual dividend,
no par value, 20 and 20 shares issued, respectively	200,000	200,000
Long-term derivative liability	1,875	102,409

Stockholders' (Deficit):
Preferred stock, Series P, no par value, 50 and 0 shares issued, respectively	250,000	-
Preferred stock, Series Q, $.001 par value, 51 and 0 shares issued, respectively	1	-
Common stock	109,329,574	107,476,957
Common and Preferred stock - Debt Collateral	(323,970)	(73,970)
Additional paid-in capital	5,599,292	5,626,252
Deficit accumulated during development stage	(119,859,271)	(117,758,407)

Total stockholders' (Deficit)	(5,004,374)	(4,729,168)

Total liabilities and stockholders' (Deficit)	$631,211	$870,653

* Derived from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

10-Q Table of Contents
IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Statement of Operations

	Nine Months Ended		Three Months Ended		Since Inception
	March 31,		March 31,		Dec. 10, 1993 to
	2012	2011	2012	2011	Mar. 31, 2012
					*
Net Sales	$211,720	$36,515	$163,200	$12,552	$2,591,502
Gain on sale of fixed assets	-	-	-	-	2,794,565
Cost of Sales	35,895	7,590	29,821	1,669	979,777

Gross Profit	175,825	28,925	133,379	10,883	4,406,290

Operating Expenses:
General and administrative	1,854,225	2,026,014	442,004	747,389	63,524,456
Research and development	527,634	685,396	127,482	206,758	23,850,471
Sales and marketing	380,526	368,885	95,652	112,194	9,946,747
Inventory valuation adjustments	20,383	17,919	5,578	6,405	4,935,828
Depreciation and amortization	42,147	77,969	12,317	23,416	3,444,572
Amortization of deferred compensation	-	-	-	-	4,064,250

	2,824,915	3,176,183	683,033	1,096,162	109,766,324

Operating Loss	(2,649,090)	(3,147,258)	(549,654)	(1,085,279)	(105,360,034)

Interest income	383	1,114	-	375	311,217
Other income	154,174	39,887	31,261	1,144	1,148,220
Other income - LILA Inventory	-	-	-	-	(69,193)
Change in fair value of derivative liability	1,484,827	(108,821)	399,170	(7,639)	1,555,709
Interest expense	(1,091,158)	(480,877)	(196,828)	(413,217)	(10,597,430)

Net Loss	(2,100,864)	(3,695,955)	(316,051)	(1,504,616)	(113,011,511)

Dividends on cumulative Preferred stock:
From discount at issuance	-	-	-	-	(5,402,713)
Earned	-	-	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(2,100,864)	$(3,695,955)	$(316,051)	$(1,504,616)	$(119,859,271)

Net Loss per common share:
Basic and Diluted
	$(0.0018)	$(0.0042)	$(0.0002)	$(0.0017)	$(0.4657)

Weighted average number
of common shares outstanding
Basic and Diluted	1,171,588,914	876,753,982	1,476,755,676	893,265,107	257,367,499

* The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.

The accompanying notes are an integral part of these condensed financial statements.

10-Q Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statement of Cash Flows

	Nine Months		From Inception
	Ended March 31,		December 10, 1993 to
	2012	2011	March 31, 2012
			*
Cash flows from operations:
Net loss	$(2,100,864)	$(3,695,955)	$(113,011,511)
Changes in assets and liabilities	606,513	1,916,017	35,706,438
Net cash used in operations	(1,494,351)	(1,779,938)	(77,305,073)

Cash flows from investing activities:
Proceeds from sale of property & equipment	-	-	4,390,015
Capital expenditures	-	-	(7,578,436)
Net cash (used in) investing activities	-	-	(3,188,421)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Other financing activities	1,306,804	812,000	10,223,834
Proceeds from issuance of preferred stock	1	-	18,389,501
Net proceeds from issuance of common stock	-	900,000	51,932,037

Net cash provided by financing activities	1,306,805	1,712,000	80,495,083

Net increase (decrease) in cash	(187,546)	(67,938)	1,589

Cash, beginning of period	189,135	73,844	-

Cash, end of period	$1,589	$5,906	$1,589

* The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.

The accompanying notes are an integral part of these condensed financial statements.

10-Q Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three and nine month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2012.  These condensed financial statements have been prepared in accordance with Financial Accounting Standards guidance for Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on September 22, 2011.

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

We currently manufacture and sell our sole product, the CTLM® - Computed Tomography Laser Mammography.  We are appointing distributors and installing collaboration systems as part of our global commercialization program.  We have sold 17 systems as of March 31, 2012; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  We are attempting to create increased product awareness as a foundation for developing markets through an international distributor network.  We may be able to exit reporting as a Development Stage Enterprise upon two successive quarters of sufficient revenues such that we would not have to utilize other funding to meet our quarterly operating expenses.

10-Q Table of Contents

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	Mar. 31, 2012	June 30, 2011
	Unaudited
Raw materials consisting of purchased parts, components and supplies	$476,482	$508,176
Work-in-process including units undergoing final inspection and testing	28,916	28,943
Finished goods	161,558	184,443

Sub-Total Inventories	666,956	721,562

Less Inventory Reserve	(390,000)	(399,000)

Total Inventory - Net	$276,956	$322,562

We review our Inventory for parts that have become obsolete or in excess of our manufacturing requirements and our Finished Goods for valuation pursuant to our Critical Accounting Policy for Inventory.  For the quarter ending September 30, 2011, we reclassified the net realizable value of $11,928 from Clinical Equipment to Consignment Inventory due to a CTLM® system being purchased by one of our Distributors in an installment sale.  For the fiscal year ending June 30, 2011, we reclassified the net realizable value of $6,525 of CTLM® systems in Inventory to Clinical equipment.  For the fiscal year ending June 30, 2009, we reclassified the net realizable value of $8,591 as this CTLM® system is being used as a clinical system at the University of Florida.  For the fiscal year ending June 30, 2008 since such finished goods are being utilized for collecting data for our FDA application, we reclassified the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical equipment.  For the fiscal year ending June 30, 2010 we identified $399,000 of Inventory that we deem impaired due to the lack of inventory turnover.  We reduced Inventory Reserve by $9,000 for the quarter ending March 31, 2012 due to the sale of the CTLM® system to our distributor Kepter Internacional.

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

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance related to Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and the International Financial Reporting Standards (“IFRS”), that results in a

10-Q Table of Contents

consistent definition of fair value and common requirements for measurement of and disclosure about fair value. The new guidance clarifies and changes some fair value measurement principles and disclosure requirements under U.S. GAAP.  Among them is the clarification that the concepts of highest and best use and valuation premise in a fair value measurement should only be applied when measuring the fair value of non-financial assets. Additionally, the new guidance requires quantitative information about unobservable inputs, and disclosure of the valuation processes used and narrative descriptions with regard to fair value measurements within the Level 3 categorization of the fair value hierarchy. The requirements of the amended accounting guidance are effective for us January 1, 2012 and early adoption is prohibited.  The adoption of the new accounting guidance did not have a material impact on our consolidated financial statements.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying ASC 718 during the three and nine months ended March 31, 2012 approximated $8,690 and $13,269, respectively, in additional compensation expense compared to $93,821 and $281,685 for the corresponding periods in fiscal 2011.

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

Stock-based compensation expense recorded during the three months ended March 31, 2012, was $8,690 compared to $93,821 from the corresponding period in fiscal 2011.  See “Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back”.

10-Q Table of Contents

NOTE 7 - COMMON STOCK ISSUANCES – PRIVATE EQUITY CREDIT AGREEMENT

During the third quarter ending March 31, 2012, we did not draw from our Private Equity Credit Agreement with Southridge Partners II LP (“Southridge”).  See Item 5.  Other Information – “Financing/Equity Line of Credit.”  Subsequent to the end of the first quarter, we did not initiate any put notices from our Private Equity Credit Agreement with Southridge through the date of this report.

NOTE 8 – DEBT DISCOUNT

For the quarter ending March 31, 2012, we received $55,000 from the proceeds of Convertible Short-Term Notes.  We recorded interest expense to amortize the debt discount in the amount of $138,017 for the quarter ending March 31, 2012, which includes all of the outstanding Convertible Short-Term Notes.  See “Part II, Item 5, Financing/Equity Line of Credit, Issuance of Stock in Connection with Short-Term Loans”

In connection with the sale of a Convertible Promissory Note Agreement on February 23, 2011, with an unaffiliated third party, JMJ Financial (the “Lender” or “JMJ”), relating to a private placement of a total of up to $1,800,000 in principal amount of a Convertible Promissory Note (the “Note”) providing for advances of a gross amount of $1,600,000 in seven tranches, we recorded interest expense to amortize the debt discount in the amount of $33,318 during the quarter ending March 31, 2012.  See “Part II, Item 5, Financing/Equity Line of Credit, Issuance of Stock in Connection with Long-Term Loans”

There remains a total of $273,148 of debt discount yet to be amortized as of March 31, 2012.

NOTE 9 – SHORT-TERM DEBT

From November 10, 2009 to March 31, 2012 we borrowed $3,614,769 in the aggregate from ten unaffiliated third party investors.  As additional consideration for $237,500 of these loans in December 2009, we issued 16,625,000 restricted shares of common stock.  Upon maturity and extensions of the original maturity dates, we are obligated to pay the principal amount and $112,100 in premium.  With respect to $1,000,000 principal amount of these notes, we issued 55,363,907 shares of restricted common stock as collateral.  The fair market value of these collateral shares at the date of issuance were recorded and presented as a contra equity account “Common stock – Debt Collateral” as they remain unearned and subject to be returned once the related debt is repaid.  With respect to $350,000 principal amount of a note, we issued 35 shares of Series L Convertible Preferred Stock as collateral.  On March 31, 2010 one of the third party investors converted these collateral shares, pursuant to the terms of their $350,000 promissory note, and the note was cancelled.  During the third quarter ending March 31, 2010, we repaid an aggregate principal amount of $93,750 and $10,000 in premium on these notes.  During the fourth quarter ending June 30, 2010, we repaid an aggregate principal amount of $48,044 and $644 in premium on the notes.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through June 30, 2012 for 3% additional premium per month on each note.  In connection with these extensions a total of $283,400 of additional premium was accrued for the December 2009 notes as the date of this report.  In April 2011, Southridge purchased a total of $200,000 in principal value of promissory notes from the private investor.  Southridge converted $100,000 principal and $55,600 premium into 20,746,666 shares of our common stock that was previously issued as collateral.

10-Q Table of Contents

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through July 31, 2011 for 3% additional premium per month on each note.  In January 2011, Southridge purchased a total of $600,000 in principal value of promissory notes from the private investor.  As of the date of this report, Southridge has converted $600,000 principal and $340,099 premium into 384,456,103 shares of our common stock of which 31,056,108 shares were collateral shares and 353,399,995 new shares were issued pursuant to Rule 144.  Although we are in technical default of these two notes, the holder, Southridge has elected to convert these notes into common shares.  In connection with these prior extensions through June 30, 2012 and the accrual of the additional premiums through May 31, 2012, a total of $255,647 of additional premium was accrued for the January 2010 notes as of the date of this report.

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

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we were obligated to pay back his principal, $20,400 in premium and issue 3,000,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our annual meeting to be held on July 12, 2011.  On September 9, 2011, we issued the 3,000,000 common shares pursuant to Rule 144.  We received an extension of maturity date to June 30, 2012 for this note.

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

10-Q Table of Contents

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

In August 2011, we received $82,500 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $7,500, respectively.  The $100,000 note provided for a $25,000 original issue discount and both notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to February 29, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $107,500 principal amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  The $7,500 note has been paid in full through the conversion to common stock pursuant to Rule 144.

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

In September 2011, we received $133,000 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $100,000, respectively.  One of the $100,000 notes provided for a $33,000 original issue discount and the other $100,000 note provided a $34,000 original issue discount.  The notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to June 30, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $200,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  The $100,000 note has been paid in full through the conversion to common stock pursuant to Rule 144.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 12, 2012.  We received an extension of maturity date to June 30, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 26, 2012.  We received an extension of maturity date to June 30, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

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

On November 21, 2011, Southridge sold their May 12, 2011 $60,000 short-term promissory note to Panache Capital, LLC (“Panache”).  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

10-Q Table of Contents

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

In December 2011, we received $12,000 from an unaffiliated third party investor pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before March 8, 2012.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  On January 6, 2012, we amended a promissory note in the principal amount of $12,000 dated December 9, 2011 held by an unaffiliated third-party investor.  The note provided for a redemption premium of 15% of the principal amount on or before March 8, 2012.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  The amendment provided for the issuance of three (3) restricted shares of Series P Preferred Stock having a stated value of $5,000 per share.  These shares, having a total value of $15,000, will be used as collateral for the note held by the investor.  We received an extension of maturity to June 4, 2012 for this note.  Thereafter, a late fee premium of 1% per month will be due if unpaid.

In December 2011, we borrowed a total of $21,604 from a private investor pursuant to two short-term promissory notes.  The notes provided for a 2% premium per month.  One of the notes was payable on or before December 16, 2011 and the other on or before January 6, 2012.  We received an extension of maturity date to June 30, 2012 for these notes for 3% additional premium per month on each note.

In January 2012, we received a total of $175,200 from an unaffiliated third party investor pursuant to five short-term promissory notes with a maturity date ranging from March 5, 2012 to March 20, 2012.  The notes provided for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 38 Series P Preferred Stock to the investor as collateral with a total stated value of $190,000.  We received an extension of maturity to June 4, 2012 for these notes.  Thereafter, a late fee premium of 1% per month will be due if unpaid.

In February 2012, we received a total of $42,000 from an unaffiliated third party investor pursuant to two short-term promissory notes with a maturity date ranging from April 13, 2012 to April 30, 2012.  The notes provided for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 9 Series P Preferred Stock to the investor as collateral with a total stated value of $45,000.  We received an extension of maturity to June 4, 2012 for these notes.  Thereafter, a late fee premium of 1% per month will be due if unpaid.

On February 23, 2012, Southridge sold their $100,000 short-term promissory note to Panache Capital, LLC (“Panache”) of which a balance of $70,000 principal was remaining after Southridge converted $30,000 principal in a debt to equity conversion on February 17, 2012.  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

10-Q Table of Contents

In February 2012, we received $25,000 from Panache pursuant to a short-term promissory note.  The note provides a maturity date of February 28, 2013.  Interest will accrue at 10% per annum until maturity.  Panache may elect at an Event of Default to convert any part or all of the $25,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 55% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In March 2012, we received $30,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before March 18, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

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

On January 10, 2012, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $12,896 principal.  We issued Panache 8,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.001612 per share.

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

On February 17, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $30,000 principal and $3,858 interest.  We issued Southridge 34,237,571 common shares on February 27, 2012 pursuant to Rule 144 based on an agreed conversion price of $0.00099 per share.

On February 23, 2012, Southridge executed a debt to equity conversion of a $7,500 short-term promissory note dated August 23, 2011 in which they converted $7,500 principal and $289 interest.  We issued Southridge 7,545,592 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00103 per share.

On February 28, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 12, 2012 in which they converted $51,000 principal and $3,595 interest.  We issued Southridge 60,728,054 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0009 per share.

On March 5, 2012, OTC Global Partners executed a debt to equity conversion of a $50,000 short-term promissory note dated August 30, 2011 in which they converted $50,000 principal and $2,027 interest.  We issued OTC Global Partners 72,765,035 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000715 per share.

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to March 31, 2012, Southridge issued notices of conversion to settle $699,216 in principal plus accrued premiums totaling $375,689 into 268,809,327 shares of our common stock, of which 51,802,774 shares were collateral shares and 217,006,553 new shares were issued pursuant to Rule 144.

As of March 31, 2012, we owe a total of $1,949,033 of short term debt of which $1,394,094 is principal, $524,432 is accrued premium and $30,507 is accrued interest.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $1,709,716 principal, $375,689 in premium, and $40,742 in interest has been converted into 711,947,979 shares of our common stock of which 51,802,774 shares were collateral shares and 660,145,205 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $300,790 principal of the remaining notes.

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

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received $258,000 after deductions of $30,000 for a 10% Finder’s Fee and $12,000 for an Origination Fee.  The second tranche of $100,000 closed on May 20, 2011, and we received $93,000 after deduction of $7,000 for a 7% Finder’s Fee.  A partial closing on the third tranche of $35,000 closed on October 7, 2011 and we received $32,250 after deduction of $2,750 for a 7% Finder’s Fee.  A partial closing on the third tranche of $25,000 closed on February 8, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder’s Fee, which is $1,750.  A partial closing on the third tranche of $25,000 closed on February 29, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder’s Fee, which is $1,750.  A final closing on the third tranche of $15,000 closed on April 4, 2012 and we received $15,000.  In connection with this final third tranche we will pay a 7% Finder’s Fee, which is $1,050.  The remaining four tranches are to be funded based on achievement of milestones relating to the Registration Statement, with the final tranche of $300,000 being available 150 days after effectiveness of the Registration Statement, which must be effective 120 days after the date of the Agreement.  For the remaining four tranches, we are obligated to pay a Finder’s Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of the date of this report, $1,300,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $260,000 to terminate the agreement.

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

10-Q Table of Contents

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

On February 9, 2012, JMJ executed a debt to equity conversion totaling $44,100 of which $37,088 was consideration and $7,012 was interest for the first tranche of $300,000, which we closed on February 24, 2011.  We issued JMJ 35,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00126 per share.

On February 29, 2012, JMJ executed a debt to equity conversion totaling $39,550 of which $19,988 was interest for the first tranche of $300,000, which we closed on February 24, 2011 and $19,562 was principal for the second tranche of $100,000, which we closed on May 20, 2011.  We issued JMJ 50,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.000791 per share.

In February 2012, we received $50,000 from JMJ.  This third tranche of $50,000 is from the Convertible Promissory Note Agreement we entered into with JMJ on February 23, 2011.  In connection with this final third tranche we will pay a 7% Finder’s Fee, which is $3,500.

As of March 31, 2012, we owe JMJ a total of $205,213 of which $165,438 is principal, $23,125 is consideration on the principal and $16,650 is interest.

NOTE 11 – PREFERRED STOCK

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

From January 1, 2012 to March 31, 2012, we issued 50 shares of our Series P Preferred Stock which has a stated value of $5,000 per share as collateral in connection with seven short-term promissory notes from an unaffiliated third party investor.  The total stated value of the collateral is $250,000.

On March 21, 2012 we entered into a Series Q Preferred Stock Purchase Agreement with our CEO, Linda B. Grable pursuant to which she was issued all of the 51 authorized shares of Series Q Preferred Stock, with a stated value of $0.001 per share as partial consideration for past and future services rendered and recorded the nominal amount of $1.00 for this issuance.  The Series Q Preferred Stock has no economic value and was issued solely for voting purposes.

10-Q Table of Contents

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

For the three months ending March 31, 2012, we recorded the mark to market changes in the Derivative Liability which required a credit to Derivative Expense of $399,170.  For the nine months ending March 31, 2012, we recorded the mark to market changes in the Derivative Liability which required a credit to Derivative Expense of $1,484,827.  Because of these changes in the fair value of derivative liability, our net loss decreased a total of $399,170 and $1,484,827 for the three and nine months ending March 31, 2012.

The net Derivative Liability for the quarter ending March 31, 2012 is $376,045.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments.  After a review of our accounts receivable, the Company has recorded an allowance of $28,423 for doubtful accounts.  The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities.  At March 31, 2012 and 2011, the aggregate fair value of the Company’s debt obligations approximated its carrying value.

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

10-Q Table of Contents

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

The following table sets forth the Company’s financial instruments as of March 31, 2012 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 820, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value

Liabilities:
Series L Convertible Preferred Stock	$	$	$(200,000)	$(200,000)
Series L Accrued Dividend Payable			$(49,426)	$(49,426)
Derivative Liability			$(376,045)	$(376,045)

10-Q Table of Contents

At March 31, 2012, the carrying amount of the Series L Convertible Preferred Stock at par value is deemed to be the fair value.  The balance sheet also reflects a liability for the accrued dividend payable on the Series L Convertible Preferred Stock.

The following table sets forth the Company’s financial instruments as of June 30, 2011 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 820, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value

Liabilities:
Series L Convertible Preferred Stock	$	$	$(200,000)	$(200,000)
Series L Accrued Dividend Payable			$(35,864)	$(35,864)
Derivative Liability			$(794,072)	$(794,072)

At June 30, 2011, the carrying amount of the Series L Convertible Preferred Stock at par value is deemed to be the fair value.  The balance sheet also reflects a liability for the accrued dividend payable on the Series L Convertible Preferred Stock.

NOTE 14 – EQUIPMENT

The following is a summary of equipment, less accumulated depreciation:

	Mar. 31, 2012	June 30, 2011
Furniture and fixtures	$257,565	$257,565
Computers, equipment and software	426,873	426,873
CTLM® software costs	352,932	352,932
Trade show equipment	298,400	298,400
Clinical equipment	435,534	447,462
Laboratory equipment	212,560	212,560

Total Equipment	1,983,864	1,995,792
Less: accumulated depreciation	(1,850,593)	(1,834,079)

Total Equipment - Net	$133,271	$161,713

For the fiscal year ending June 30, 2008, we reclassified the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical equipment as these CTLM® systems continue to be used as clinical systems associated with the data collection for our FDA application which we planned to submit to the FDA in December 2008.

10-Q Table of Contents

For the fiscal year ending June 30, 2009, we reclassified the net realizable value of $8,591 of CTLM® systems in Inventory to Clinical equipment as this CTLM® system is being used as a clinical system at the University of Florida.

For the fiscal year ending June 30, 2011, we reclassified the net realizable value of $6,525 of CTLM® systems in Inventory to Clinical equipment.

For the nine months ending March 31, 2012, we reclassified the net realizable value of $11,928 from Clinical Equipment to Consignment Inventory.

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

NOTE 15 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	Mar. 31, 2012	June 30, 2011
Accounts payable - trade	$1,007,954	$877,449
Accrued tangible personal property taxes payable	6,000	6,000
Accrued compensated absences	53,063	53,063
Accrued wages, payroll taxes and penalties	1,781,649	1,287,800
Other accrued expenses	187,213	261,823

Totals	$3,035,879	$2,486,135

As of March 31, 2012, we owe $314,009 in accrued wages and $1,467,641 in accrued payroll taxes.  The $1,467,641 in accrued payroll taxes represents unfunded payroll taxes, interest and penalties for the nine quarters commencing with the quarter ending March 31, 2010.  The reason we incurred the penalties and interest was due to the difficulty in raising capital to have sufficient funds to pay the taxes.

NOTE 16 – SUBSEQUENT EVENTS

On May 14, 2012, we signed a distribution agreement with Shimadzu Medical to market the CTLM® in Australia, New Zealand and the Pacific Islands.  Shimadzu Medical Systems (Oceania) Pty Ltd is an Australasian subsidiary of Shimadzu Corporation, Kyoto, Japan.

In April 2012, we received $11,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $11,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

10-Q Table of Contents

In April 2012, we received $2,500 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before April 25, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $2,500 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In April 2012, we received $15,000 from JMJ.  This fourth tranche of $15,000 is from the Convertible Promissory Note Agreement we entered into with JMJ on February 23, 2011.  In connection with this partial fourth tranche we will pay a 7% Finder’s Fee, which is $1,050.

In May 2012, we received a total of $25,000 from an unaffiliated third party investor pursuant to a short-term promissory note with a maturity date of August 2, 2012.  The note provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 5 Series P Preferred Stock to the investor as collateral with a total stated value of $25,000.

In May 2012, we received $8,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 14, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $8,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

On April 13, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 12, 2012 in which they converted $49,000 principal and $1,096 interest.  We issued Southridge 123,693,557 restricted common shares on April 24, 2012 pursuant to Rule 144 based on an agreed conversion price of $0.00041 per share.

On April 13, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 28, 2012 in which they converted $4,000 principal and $4,340 interest.  We issued Southridge 20,591,916 restricted common shares on April 24, 2012 pursuant to Rule 144 based on an agreed conversion price of $0.00041 per share.

On April 24, 2012, JMJ executed a debt to equity conversion of $29,120 in principal of the second tranche of $100,000 which we closed on May 20, 2011.  We issued JMJ 52,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00056 per share.

On May 1, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,765 principal.  We issued Panache 21,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000465 per share.

On May 1, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $12,000 principal.  We issued Asher 26,086,957 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00046 per share.

On May 2, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $15,000 principal.  We issued Asher 44,117,647 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00034 per share.

On May 9, 2012, JMJ executed a debt to equity conversion of $28,980 in principal of the second tranche of $100,000 which we closed on May 20, 2011.  We issued JMJ 69,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00042 per share.

10-Q Table of Contents

On May 10, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $13,000 principal.  We issued Asher 68,421,053 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00019 per share.

On May 10, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $7,440 principal.  We issued Panache 30,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000248 per share.

On May 14, 2012, JMJ executed a debt to equity conversion of $4,389 in principal of the second tranche of $100,000 which we closed on May 20, 2011.  We issued JMJ 19,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.000231 per share.

On May 15, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,330 principal.  We issued Panache 50,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001866 per share.

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to May 18, 2012, Southridge issued notices of conversion to settle $700,000 in principal plus accrued premiums totaling $395,699 into 405,202,769 shares of our common stock, of which 51,802,774 shares were collateral shares and 353,399,995 new shares were issued pursuant to Rule 144.

As of the date of this report, we owe a total of $1,882,356 of short term debt of which $1,320,269 is principal, $526,562 is accrued premium and $35,525 is accrued interest.  Eight promissory notes totaling $756,000 in principal have been extended to June 30, 2012; two promissory notes totaling $21,604 in principal have been extended to June 30, 2012; one promissory note with $38,500 in principal has a maturity date of July 26, 2012; one promissory note with $20,000 in principal has a maturity date of December 31, 2012; one promissory note with $40,000 in principal has a maturity date of November 21, 2012; one promissory note with $43,465 in principal has a maturity date of November 21, 2012; one promissory note with $53,000 in principal has a maturity date of September 5, 2012; one promissory note with $17,000 in principal has a maturity date of December 18, 2012; one promissory note with $25,000 in principal has a maturity date of February 28, 2013; one promissory note with $30,000 in principal has a maturity date of March 18, 2013; one promissory note with $11,000 in principal has a maturity date of December 31, 2012; one promissory note with $2,500 in principal has a maturity date of April 25, 2013; one promissory note with $25,000 in principal has a maturity date of August 2, 2012; one promissory note with $8,000 in principal has a maturity date of May 14, 2013; and eight promissory notes totaling $229,200 have maturity dates from March 6, 2012 to April 30, 2012.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $1,830,035 principal, $395,699 in premium, and $46,178 in interest has been converted into 1,232,252,551 shares of our common stock of which 51,802,774 shares were collateral shares and 1,180,449,777 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $300,000 principal of the remaining notes.

As of the date of this report, we owe JMJ a total of $160,949 in long-term debt of which $117,949 is principal, $25,000 is consideration on the principal and $18,000 is interest.

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

10-Q Table of Contents

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

10-Q Table of Contents

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

As of the date of this report, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through March 31, 2012 of $119,859,271 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA marketing clearance process, and the costs associated with advanced product development activities.  We will need sufficient financing through the sale of equity or debt securities to complete the FDA approval process and, in the event that we obtain marketing clearance, to have sufficient funding to launch the CTLM® in the U.S.  There can be no assurance that we will obtain this financing.  Finally, there can be no assurance that we will obtain FDA marketing clearance, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

10-Q Table of Contents

RESULTS OF OPERATIONS

SALES AND COST OF SALES

We are continuing to develop our international markets through our global commercialization program.  In the quarter ended March 31, 2012, we recorded revenues of $163,200 representing an increase of $150,648 from $12,552 during the quarter ended March 31, 2011.  The Cost of Sales during the quarter ended March 31, 2012, were $29,821 representing an increase of $28,152 or 1,687% from $1,669 during the quarter ended March 31, 2011.  The revenue of $163,200 and cost of sales of $29,821 are primarily from the sale of our CTLM® system to our Mexican distributor, Kepter Internacional.  See Item 5.  Other Information – “Other Recent Events”

Revenues for the nine months ended March 31, 2012, were $211,720 representing an increase of $175,205 or 480% from $36,515 in the corresponding period in 2011.  The Cost of Sales during the nine months ended March 31, 2012, was $35,895 representing an increase of $28,305 or 373% from $7,590 in the corresponding period in 2011.  The revenue of $211,720 and cost of sales of $35,895 are from the sale of our CTLM® to Kepter Internacional and installment sales of our CTLM® system to two of our distributors.  One new CTLM® System was sold during the nine months ended March 31, 2012.

Other Income for the three and nine months ended March 31, 2012, was $31,261 and $154,174.  Of the $31,261, $25,098 represented the extinguishment of debt, $5,304 was the reduction in the allowance for doubtful accounts and $859 represented the use of our facilities by Bioscan and consulting with our engineers pursuant to the Bioscan Agreement (See Part II, Item 5, Other Information, “Laser Imager for Lab Animals”).  Of the $154,174, $130,049 represented the extinguishment of debt, $21,327 was the reduction in the allowance for doubtful accounts and $2,798 represented the use of our facilities by Bioscan and consulting with our engineers pursuant to the Bioscan Agreement

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the three and nine months ended March 31, 2012, were $442,004 and $1,854,225, respectively, representing decreases of $305,385 or 41% and $171,789 or 8%, from $747,389 and $2,026,014 in the corresponding periods in 2011.  Of the $442,004, compensation and related benefits comprised $184,872 (64%) compared to $408,836 (54%), during the three months ended March 31, 2011.  Of the $184,872 and $408,836 compensation and related benefits, $7,819 (3%) and $88,582 (21%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $1,854,225, compensation and related benefits comprised $889,813 (48%), compared to $1,233,261 (61%), during the nine months ended March 31, 2011.  Of the $889,813 and $1,233,261 compensation and related benefits, $10,656 (1%) and $265,817 (22%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $305,385 is due primarily from $123,962 in compensation and related benefits as a result of a decreased amount of stock option expense during the current quarter; $38,500 in placement fees, $85,501 in premium expenses associated with the short-term promissory notes and $31,250 in original issue discount; $18,327 in legal expenses; and $17,500 in consulting expenses.

The nine-month decrease of $171,789 is a net result.  The significant decreases of $343,449 in compensation and related benefits during the current period of which $255,161 was a reduction in the equity based compensation related to expensing stock options; $102,000 in loan cost expenses and $26,875 in additional consideration expense associated with our short-term promissory notes; and $31,910 in placement fees associated with our long-term promissory notes.

10-Q Table of Contents

The decreases were partially offset by increases of $158,000 in original issue discount and $14,573 in premium expense associated with our short-term promissory notes; $71,407 in payroll tax penalty and interest expense; $38,903 in consulting expenses $13,968 in Directors and Officers’ Liability insurance; $16,933 in rent expense; $7,825 in software expenses for Extensive Business Reporting Language (“XBRL”) required by the SEC; and $5,380 in accounting fees.

We do not expect a material increase in our general and administrative expenses until we realize significant revenues from the sale of our product.

RESEARCH AND DEVELOPMENT

Research and development expenses during the three and nine months ended March 31, 2012, were $127,482 and $527,634, respectively, representing decreases of $79,276 or 38% and $157,762 or 23%, from $206,758 and $685,396 in the corresponding periods in 2011.  Of the $127,482, compensation and related benefits comprised $134,382 (105%), compared to $173,311 (84%) during the three months ended March 31, 2011.  Of the $134,382 and $173,311 compensation and related benefits, $758 (1%) and $4,272 (3%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $527,634, compensation and related benefits comprised $479,175 (91%), compared to $556,595 (81%) during the nine months ended March 31, 2011.  Of the $479,175 and $556,595 compensation and related benefits, $2,275 (1%) and $12,965 (2%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $79,276 is due primarily to decreases of $38,929 in compensation and related benefits; $28,800 in consulting expenses; and $7,412 in legal patent applications.

The nine-month decrease of $157,762 is due primarily to decreases of $77,420 in compensation and related benefits; $37,212 in consulting expenses and $37,937 in legal expenses involving FDA matters.

In the event that we are able to raise sufficient capital, as to which there can be no assurance, we expect a significant increase in our research and development expenses during the remainder of the fiscal year ending June 30, 2012 and thereafter due to increased costs associated with conducting the clinical trial and preparing the FDA application for Pre-Market Approval and submitting it to the FDA.  We also expect our consulting expenses and professional fees to increase due to the costs associated with conducting the clinical trial and preparing the FDA application.  See Item 5. Other Information.  CTLM® Development History, Regulatory and Clinical Status.

SALES AND MARKETING

Sales and marketing expenses during the three and nine months ended March 31, 2012, were $95,962 and $380,526, respectively, representing a decrease of $16,542 or 15% and an increase of $11,641 or 3%, from $112,194 and $368,885 in the corresponding periods in 2011.  Of the $95,962, compensation and related benefits comprised $18,813 (20%), compared to $19,612 (17%) during the three months ended March 31, 2011.  Of the $18,813 and $19,612 compensation and related benefits, $113 (1%) and $968 (6%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $368,885, compensation and related benefits comprised $57,050 (15%), compared to $49,991 (14%) during the nine months ended March 31, 2011.  Of the $57,050 and $49,991 compensation and related benefits, $338 (1%) and $2,903 (6%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $16,542 is a net result.  The relevant decreases were $32,518 in travel expenses; $6,051 in trade show expenses; $5,326 in advertising and promotion.  The decrease is offset by an increase of $26,250 in bad debt expense.

10-Q Table of Contents

The nine-month increase of $11,641 is a net result.  The relevant increases were $9,026 in trade show expenses; $4,117 in freight expenses; $7,455 in public relations expense (cost of issuing press releases); $26,250 in bad debt expense and $2,400 in estimated warranty expense.

The increase is offset by a decrease in regulatory expenses of $18,891 as a result of incurring the cost of EMC testing for the CTLM® in the corresponding period in 2011; $12,678 in travel expenses and $5,600 in consulting expenses.

We expect a significant increase in our sales and marketing expenses during the fiscal year ending June 30, 2012 due to the continued implementation of our global commercialization program.  We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase due to this program.

AGGREGATED OPERATING EXPENSES

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the three months ended March 31, 2012 and 2011, which were $683,033 and $1,096,162 respectively, we had a decrease of $413,130 or 38%.

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the nine months ended March 31, 2012 and 2011, which were $2,824,915 and $3,176,183 respectively, we had an increase of $351,268 or 11%.

The decrease of $413,130 in the three-month comparative period was primarily due to decreases of $305,385 in general and administrative expenses; $79,276 in research and development expenses, $16,542 in sales and marketing expenses and $11,099 in depreciation and amortization.

The decrease of $351,268 in the nine-month comparative period was primarily due to decreases of $171,789 in general and administrative expenses; $157,762 in research and development expenses and $35,822 in depreciation and amortization.  The decreases were partially offset by an increase of $11,641 in sales and marketing expense.

In the event that we are able to raise sufficient capital, as to which there can be no assurance, we expect a significant increase in our research and development expenses during the remainder of the fiscal year ending June 30, 2012 and thereafter due to increased costs associated with conducting the clinical trial and preparing the FDA application for Pre-Market Approval and submitting it to the FDA.  We also expect our consulting expenses and professional fees to increase due to the costs associated with conducting the clinical trial and preparing the FDA application.
Inventory Valuation Adjustments during the three and nine months ended March 31, 2012, were $5,578 and $20,383, respectively, representing a decrease of $827 or 13% and an increase of $2,464 or 14%, from $6,405 and $17,919, respectively, during the three and nine months ended March 31, 2011.  The fluctuations were due to the write-down of systems that have lost value to due usage as demonstrators on consignment.

Compensation and related benefits during the three and nine months ended March 31, 2012, were $438,069 and $1,426,038, respectively, representing decreases of $163,690 or 27% and $413,809 or 22% from $601,760 and $1,839,847, respectively, during the three and nine months ended March 31, 2011.  Of the $438,069 and $1,426,038 compensation and related benefits, $8,690 (2%) and $13,269 (1%), respectively, were due to non-cash compensation associated with expensing stock options, which were decreases of $85,131 or 91% and $268,416 or 95% from $93,821 and $281,685 during the three and nine months ended March 31, 2011.

Interest expense during the three and nine months ended March 31, 2012, was $196,828 and $1,091,158, respectively, representing a decrease of $216,389 or 52% and an increase of $610,281 or 127% from $413,217 and $480,877, respectively, during the three and nine months ended March 31, 2011.  Of the $196,828 and $1,091,158, respectively, $171,335 and

10-Q Table of Contents

$873,177 is associated with the amortization of the debt discount on the convertible notes at below market prices on the Short-Term and Long-Term Promissory Notes during three and nine months ended March 31, 2012.  See Part II. Item 5.  Other Information – “Financing/Equity Line of Credit”.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $1,589 as of March 31, 2012.  This is a decrease of $187,546 from $189,135 as of June 30, 2011.  During the quarter ending March 31, 2012, we received no cash from the sale of common stock through our private equity agreement with Southridge, and we received a net of $272,200 from short term loans.  See Part II. Item 5, – “Financing/Equity Line of Credit”

We do not expect to generate a positive internal cash flow for at least the next 12 months due to increased costs associated with conducting the clinical trial and preparing the FDA application for Pre-Market Approval and submitting it to the FDA, an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, and the costs associated with product development activities and the time required for homologations from certain countries.

Property and Equipment was valued at $133,271 net as of March 31, 2012.  The overall decrease of $28,442 from June 30, 2011 is due primarily to depreciation recorded for the first and second quarter.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions, with loans from unaffiliated third parties, and through a sale/lease-back transaction involving our former headquarters facility.  Net cash used for operating and product development expenses during the nine months ending March 31, 2012, was $1,494,351, primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities.  At March 31, 2012, we had working capital of $(4,966,901) compared to working capital of $(4,424,145) at June 30, 2011.

During the third quarter ending March 31, 2012, we did not raise any money through the sale of shares of common stock pursuant to our Amended Private Equity Credit Agreement with Southridge dated January 7, 2010 and we received a net of $272,200 from short-term loans.  See Item 5. Other Information “Financing – Equity Line of Credit.”  We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  We expect to use our Amended Private Equity Agreement with Southridge and/or alternative financing facilities to raise the additional funds required to continue operations.  In the event that we are unable or elect not to utilize the Amended Private Equity Agreement with Southridge or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an

10-Q Table of Contents

underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Southridge or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the three months ending March 31, 2012, were $0 as compared to $0 for the three months ending March 31, 2011.  We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2012 will be approximately $5,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of March 31, 2012.  Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs.  Our future capital requirements will depend on many factors, including the following:

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

Issuance of Stock in Connection with Short-Term Loans
In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  As of the date of this report, we have repaid an aggregate principal and premium in the amount of $148,500 on these short-term notes and owe a balance of $207,100 of which $100,000 is the principal remaining from one note and $107,100 is the balance of premium due from three notes.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through June 30, 2012 for 3% additional premium per month.  In connection with all of the extensions, a total of $70,600 of additional premium was accrued as of the date of this report.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through June 30, 2012 for 3% additional premium per month on each note.  In connection with these extensions a total of $283,400 of additional premium was accrued for the December 2009 notes as of the date of this report.  In April 2011, Southridge purchased a total of $200,000 in principal value of promissory notes from the private investor.  Southridge converted $100,000 principal and $55,600 premium into 20,746,666 shares of our common stock that was previously issued as collateral.

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of

10-Q Table of Contents

principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through July 31, 2011 for 3% additional premium per month on each note.  In January 2011, Southridge purchased a total of $600,000 in principal value of promissory notes from the private investor.  As of the date of this report, Southridge has converted $600,000 principal and $340,099 premium into 384,456,103 shares of our common stock of which 31,056,108 shares were collateral shares and 353,399,995 new shares were issued pursuant to Rule 144.  Although we are in technical default of these two notes, the holder, Southridge has elected to convert these notes into common shares.  In connection with these prior extensions through June 30, 2012 and the accrual of the additional premiums through May 31, 2012, a total of $255,647 of additional premium was accrued for the January 2010 notes as of the date of this report.

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

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we were obligated to pay back his principal, $20,400 in premium and issue 3,000,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our annual meeting to be held on July 12, 2011.  On September 9, 2011, we issued the 3,000,000 common shares pursuant to Rule 144.  We received an extension of maturity date to June 30, 2012 for this note.

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

In August 2011, we received $82,500 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $7,500, respectively.  The $100,000 note provided for a $25,000 original issue discount and both notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to February 29, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $107,500 principal amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.    The $7,500 note has been paid in full through the conversion to common stock pursuant to Rule 144.

In August 2011, we received $50,000 from OTC Global Partners, LLC pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal

10-Q Table of Contents

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

In September 2011, we received $133,000 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $100,000, respectively.  One of the $100,000 notes provided for a $33,000 original issue discount and the other $100,000 note provided a $34,000 original issue discount.  The notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to June 30, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $200,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  The $100,000 note has been paid in full through the conversion to common stock pursuant to Rule 144.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 12, 2012.  We received an extension of maturity date to June 30, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 26, 2012.  We received an extension of maturity date to June 30, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

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

On November 21, 2011, Southridge sold their May 12, 2011 $60,000 short-term promissory note to Panache Capital, LLC (“Panache”).  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

In November 2011, we received $40,000 from Panache pursuant to a short-term promissory note.  The note provides a maturity date of November 21, 2012.  Interest will accrue at 10% per

10-Q Table of Contents

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

On January 6, 2012, we amended a promissory note in the principal amount of $12,000 dated December 9, 2011 held by an unaffiliated third-party investor.  The note provided for a redemption premium of 15% of the principal amount on or before March 8, 2012.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  The amendment provided for the issuance of three (3) restricted shares of Series P Preferred Stock having a stated value of $5,000 per share.  These shares, having a total value of $15,000, will be used as collateral for the note held by the investor.  We received an extension of maturity to June 4, 2012 for this note.  Thereafter, a late fee premium of 1% per month will be due if unpaid.

In January 2012, we received a total of $175,200 from an unaffiliated third party investor pursuant to five short-term promissory notes with a maturity date ranging from March 5, 2012 to March 20, 2012.  The notes provided for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 38 Series P Preferred Stock to the investor as collateral with a total stated value of $190,000.  We received an extension of maturity to June 4, 2012 for these notes.  Thereafter, a late fee premium of 1% per month will be due if unpaid.

In February 2012, we received a total of $42,000 from an unaffiliated third party investor pursuant to two short-term promissory notes with a maturity date ranging from April 13, 2012 to April 30, 2012.  The notes provided for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 9 Series P Preferred Stock to the investor as collateral with a total stated value of $45,000.  We received an extension of maturity to June 4, 2012 for these notes.  Thereafter, a late fee premium of 1% per month will be due if unpaid.

In February 2012, we received $25,000 from Panache pursuant to a short-term promissory note.  The note provides a maturity date of February 28, 2013.  Interest will accrue at 10% per annum until maturity.  Panache may elect at an Event of Default to convert any part or all of the $25,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 55% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

On February 23, 2012, Southridge sold their $100,000 short-term promissory note to Panache Capital, LLC (“Panache”) of which a balance of $70,000 principal was remaining after Southridge converted $30,000 principal in a debt to equity conversion on February 17, 2012.  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

In March 2012, we received $30,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before March 18, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $30,000

10-Q Table of Contents

Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In April 2012, we received $11,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $11,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In April 2012, we received $2,500 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before April 25, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $2,500 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In May 2012, we received a total of $25,000 from an unaffiliated third party investor pursuant to a short-term promissory note with a maturity date of August 2, 2012.  The note provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 5 Series P Preferred Stock to the investor as collateral with a total stated value of $25,000.

In May 2012, we received $8,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 14, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $8,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

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

10-Q Table of Contents

On January 10, 2012, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $12,896 principal.  We issued Panache 8,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.001612 per share.

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

On February 17, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $30,000 principal and $3,858 interest.  We issued Southridge 34,237,571 common shares on February 27, 2012 pursuant to Rule 144 based on an agreed conversion price of $0.00099 per share.

On February 23, 2012, Southridge executed a debt to equity conversion of a $7,500 short-term promissory note dated August 23, 2011 in which they converted $7,500 principal and $289 interest.  We issued Southridge 7,545,592 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00103 per share.

On February 28, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 12, 2012 in which they converted $51,000 principal and $3,595 interest.  We issued Southridge 60,728,054 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0009 per share.

On March 5, 2012, OTC Global Partners executed a debt to equity conversion of a $50,000 short-term promissory note dated August 30, 2011 in which they converted $50,000 principal and $2,027 interest.  We issued OTC Global Partners 72,765,035 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000715 per share.

On April 13, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 12, 2012 in which they converted $49,000 principal and $1,096 interest.  We issued Southridge 123,693,557 restricted common shares on April 24, 2012 pursuant to Rule 144 based on an agreed conversion price of $0.00041 per share.

10-Q Table of Contents

On April 13, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 28, 2012 in which they converted $4,000 principal and $4,340 interest.  We issued Southridge 20,591,916 restricted common shares on April 24, 2012 pursuant to Rule 144 based on an agreed conversion price of $0.00041 per share.

On May 1, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,765 principal.  We issued Panache 21,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000465 per share.

On May 1, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $12,000 principal.  We issued Asher 26,086,957 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00046 per share.

On May 2, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $15,000 principal.  We issued Asher 44,117,647 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00034 per share.

On May 10, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $13,000 principal.  We issued Asher 68,421,053 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00019 per share.

On May 10, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $7,440 principal.  We issued Panache 30,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000248 per share.

On May 15, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,330 principal.  We issued Panache 50,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001866 per share.

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to May 18, 2012, Southridge issued notices of conversion to settle $700,000 in principal plus accrued premiums totaling $395,699 into 405,202,769 shares of our common stock, of which 51,802,774 shares were collateral shares and 353,399,995 new shares were issued pursuant to Rule 144.

As of the date of this report, we owe a total of $1,882,356 of short term debt of which $1,320,269 is principal, $526,562 is accrued premium and $35,525 is accrued interest.  Eight promissory notes totaling $756,000 in principal have been extended to June 30, 2012; two promissory notes totaling $21,604 in principal have been extended to June 30, 2012; one promissory note with $38,500 in principal has a maturity date of July 26, 2012; one promissory note with $20,000 in principal has a maturity date of December 31, 2012; one promissory note with $40,000 in principal has a maturity date of November 21, 2012; one promissory note with $43,465 in principal has a maturity date of November 21, 2012; one promissory note with $53,000 in principal has a maturity date of September 5, 2012; one promissory note with $17,000 in principal has a maturity date of December 18, 2012; one promissory note with $25,000 in principal has a maturity date of February 28, 2013; one promissory note with $30,000 in principal has a maturity date of March 18, 2013; one promissory note with $11,000 in principal has a maturity date of December 31, 2012; one promissory note with $2,500 in principal has a maturity date of April 25, 2013; one promissory note with $25,000 in principal has a maturity date of August 2, 2012; one promissory note with $8,000 in principal has a maturity date of May 14, 2013; and eight promissory notes totaling $229,200 have maturity dates from March 6, 2012 to April 30, 2012.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $1,830,035 principal, $395,699 in

10-Q Table of Contents

premium, and $46,178 in interest has been converted into 1,232,252,551 shares of our common stock of which 51,802,774 shares were collateral shares and 1,180,449,777 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $300,000 principal of the remaining notes.

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

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received $258,000 after deductions of $30,000 for a 10% Finder’s Fee and $12,000 for an Origination Fee.  The second tranche of $100,000 closed on May 20, 2011, and we received $93,000 after deduction of $7,000 for a 7% Finder’s Fee.  A partial closing on the third tranche of $35,000 closed on October 7, 2011 and we received $32,250 after deduction of $2,750 for a 7% Finder’s Fee.  A partial closing on the third tranche of $25,000 closed on February 8, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder’s Fee, which is $1,750.  A partial closing on the third tranche of $25,000 closed on February 29, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder’s Fee, which is $1,750.  A final closing on the third tranche of $15,000 closed on April 4, 2012 and we received $15,000.  In connection with this final third tranche we will pay a 7% Finder’s Fee, which is $1,050.  The remaining four tranches are to be funded based on achievement of milestones relating to the Registration Statement, with the final tranche of $300,000 being available 150 days after effectiveness of the Registration Statement, which must be effective 120 days after the date of the Agreement.  For the remaining four tranches, we are obligated to pay a Finder’s Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of the date of this report, $1,300,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $260,000 to terminate the agreement.

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

10-Q Table of Contents

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

On February 9, 2012, JMJ executed a debt to equity conversion totaling $44,100 of which $37,088 was consideration and $7,012 was interest for the first tranche of $300,000, which we closed on February 24, 2011.  We issued JMJ 35,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00126 per share.

On February 29, 2012, JMJ executed a debt to equity conversion totaling $39,550 of which $19,988 was interest for the first tranche of $300,000, which we closed on February 24, 2011 and $19,562 was principal for the second tranche of $100,000, which we closed on May 20, 2011.  We issued JMJ 50,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.000791 per share.

On April 24, 2012, JMJ executed a debt to equity conversion of $29,120 in principal of the second tranche of $100,000 which we closed on May 20, 2012.  We issued JMJ 52,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00056 per share.

On May 9, 2012, JMJ executed a debt to equity conversion of $28,980 in principal of the second tranche of $100,000 which we closed on May 20, 2012.  We issued JMJ 69,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00042 per share.

On May 14, 2012, JMJ executed a debt to equity conversion of $4,389 in principal of the second tranche of $100,000 which we closed on May 20, 2011.  We issued JMJ 19,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.000231 per share.

As of the date of this report, we owe JMJ a total of $160,949 in long-term debt of which $117,949 is principal, $25,000 is consideration on the principal and $18,000 is interest.

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

As of June 30, 2011 we had a material weakness in our internal controls over financial reporting and have made the following change to correct this material weakness.  We have amended our internal controls over financial reporting whereby we will internally review newly implemented accounting principles and if necessary, seek an outside opinion from a qualified consultant on newly implemented accounting principles and complex accounting transactions.  For the fiscal quarter ending March 31, 2012, we were unable to implement our policy of engaging a qualified consultant due to budgetary constraints.  There have been no other changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on our preliminary investigation of this matter, we believed that this claim was without merit, and we vigorously defended the case.  Our Italian counsel responded to the lawsuit in November 2008 and requested and was granted an extension to May 2009 to respond.  Our counsel filed our defenses in the Court of Venice at a hearing held in June 2009.  The judge set the next hearing for March 3, 2010 in order to allow the parties to clarify their claims and defenses.  At the hearing, the plaintiffs did not prove all of the facts underlying their claims.  The Judge set a hearing for November 10, 2010 for the “clarification of conclusions”.  At that time, our counsel planned to present our demand for damages from “vexatious litigation” by the plaintiffs.  The November 10, 2010 hearing was postponed until November 17, 2010.  At the hearing, the plaintiffs failed to present their statements to the court in a timely manner and therefore, we believe that the plaintiffs should no longer be able to pursue any legal remedy in this matter.  The last hearing of the case was held on November 17, 2010.  A hearing was held on September 28, 2011 and the Judge declared that the case was closed.  Our counsel requested a copy of the order of the court to be sent to the Plaintiffs notifying them that the case was closed.  Because the court is sending notice to the plaintiffs, the time for appeal is reduced from one year to one month.  If the plaintiffs do not appeal, the court’s decision becomes final.  As of the date of this report, we have not received a copy of the order of the court notifying us that the case was closed.

Item 1A.  Risk Factors.

Our Annual Report on Form 10-K for the year ended June 30, 2011, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing IDSI.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  During the third quarter ended March 31, 2012, there were no material changes in risk factors as previously disclosed in our Form 10-K filed on September 22, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Item 5. Other Information –“Financing/Equity Line of Credit”.

Item 3. Defaults Upon Senior Securities.

None

10-Q Table of Contents

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5.Submission of Matters to a Vote of Security-Holders.

        None

Item 6.Other Information.

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

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents

Global Commercialization Update

The following table details the regulatory requirement and status of each country in which we have sold or marketed the CTLM®.

Country	Sold	Marketed	Regulatory Requirement	Regulatory Status
United States	No	No	Food & Drug Administration	Preparing for PMA Submission
Argentina	Yes	Yes	ANVISA	Expired(1)
Australia	No	Yes	TGA Approval	Canceled(8)
Austria	No	Yes	CE Mark	Approved
Brazil	No	Yes	ANVISA	Expired(2)
Canada	No	Yes	Health Canada Approval	Approved
China	Yes	Yes	SFDA Approval	Approved
Croatia	No	Yes	CIHI(4)	Not Submitted Yet
Colombia	No	Yes	Register with MOH(3)	Not Submitted Yet
Curacao	No	Yes	MOH	Submitted by distributor
Czech Republic	Yes	Yes	CE Mark	Approved
Egypt	No	Yes	CE Mark & Egypt MOH	Not Submitted Yet
Germany	No	Yes	CE Mark	Approved
Hong Kong	No	Yes	CE/SFDA	Not Submitted Yet
Hungary	Yes	Yes	CE Mark	Approved
India	Yes	Yes	CE Mark & BIS Certification	Not Required(9)
Indonesia	Yes	Yes	DirJen POM	Pending(12)
Israel	No	Yes	Import License	Approved
Italy	Yes	Yes	CE Mark	Approved
Jordan	No	Yes	JFDA(6)	Not Submitted Yet
Kazakhstan	No	Yes	Registration Cert. & GOSTR Cert.	Not Submitted Yet
Macedonia	No	Yes	CE Mark	Not Submitted Yet
Malaysia	Yes	Yes	BPFK	Not Required(10)
Mexico	Yes	Yes	MOH - COFERPRIS	Pending(11)
Montenegro	No	Yes	MOH	Not Submitted Yet
New Zealand	No	Yes	CE Mark	Not Submitted Yet
Oman	No	Yes	MOH	Not Submitted Yet
Philippines	No	Yes	BHDT(7)	Not Submitted Yet
Poland	Yes	Yes	CE Mark	Approved
Romania	No	Yes	CE Mark	Approved
Russia	No	Yes	ROSZDRAVNADZOR	Pending(13)
Saudi Arabia	No	Yes	CE Mark & MOH	Not Submitted Yet
Serbia	No	Yes	CE Mark	Approved
Slovenia	No	Yes	CE Mark	Approved
South Africa	No	Yes	CE Mark & DOH(4)	Not Submitted Yet
Turkey	Yes	Yes	CE Mark	Approved
Ukraine	No	Yes	CE Mark	Not Submitted Yet
United Arab Emirates	Yes	Yes	UAE/MOH	Approved
Vietnam	No	Yes	MOH	Not Submitted Yet

10-Q Table of Contents

        (1)   Will be renewed upon appointment of new distributor.
(2)	Distributor will renew ANVISA.
(3)	MOH - Ministry of Health
(4)	DOH - Department of Health
(5)	CICI - The Croatian Institute for Health Insurance
(6)	JFDA – Jordan Food and Drug Administration
(7)	BHDT - Bureau of Health Devices and Technology
        (8)   TGA had requested additional documentation of our initial approval from our former distributor, which they did not provide timely.  The initial approval was canceled and our new distributor will resubmit the application.
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

10-Q Table of Contents

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

In November 2011, we announced that our exclusive distributor for Mexico, Kepter Internacional (“Kepter”), placed an order for five CTLM® systems with one system to be delivered and installed the third week of December 2011.  In connection with the first system, Kepter paid a $45,000 deposit.  Kepter advised us that they were unable to accept delivery in December so we shipped the system in January 2012.  The CTLM® is now scheduled to be installed in June.

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

On May 14, 2012, we signed a distribution agreement with Shimadzu Medical to market the CTLM® in Australia, New Zealand and the Pacific Islands.  Shimadzu Medical Systems (Oceania) Pty Ltd is an Australasian subsidiary of Shimadzu Corporation, Kyoto, Japan.

Among our global users, we have three systems in Poland, two in Italy, two in the Czech Republic, two systems in the United Arab Emirates, two systems in India, and two systems in China as well as one system each in Germany, Hungary, Malaysia, Israel, Indonesia, Brazil and Mexico.  As of the date of this report, IDSI’s users have performed over 25,000 CT Laser Mammography (CTLM®) patient scans worldwide.

Other Recent Events

In February 2012, we announced our commitment to securing FDA approval.  In the press release, we stated that management is presently investigating several long term financing strategies that we believe could both maintain and increase shareholder value and achieve our FDA objectives.  As of the date of this report, we have not obtained commitments for the necessary financing, and there can be no assurance that we will ever obtain the financing.

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

In August 2011, we received $82,500 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $7,500, respectively.  The $100,000 note provided for a $25,000 original issue discount and both notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to February 29, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $107,500 principal amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  The $7,500 note has been paid in full through the conversion to common stock pursuant to Rule 144.

In September 2011, we received $133,000 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $100,000, respectively.  One of the $100,000 notes provided for a $33,000 original issue discount and the other $100,000 note provided a $34,000 original issue discount.  The notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to June 30, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $200,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  The $100,000 note has been paid in full through the conversion to common stock pursuant to Rule 144.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 12, 2012.  We received an extension of maturity date to June 30, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

10-Q Table of Contents

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 26, 2012.  We received an extension of maturity date to June 30, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

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

On November 21, 2011, Southridge sold their May 12, 2011 $60,000 short-term promissory note to Panache Capital, LLC (“Panache”).  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

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

On February 23, 2012, Southridge sold their $100,000 short-term promissory note to Panache Capital, LLC (“Panache”) of which a balance of $70,000 principal was remaining after Southridge converted $30,000 principal in a debt to equity conversion on February 17, 2012.  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

In March 2012, we received $30,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before March 18, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In April 2012, we received $11,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $11,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In April 2012, we received $2,500 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before April 25, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $2,500 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

10-Q Table of Contents

In May 2012, we received $8,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 14, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $8,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

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

On February 17, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $30,000 principal and $3,858 interest.  We issued Southridge 34,237,571 common shares on February 27, 2012 pursuant to Rule 144 based on an agreed conversion price of $0.00099 per share.

On February 23, 2012, Southridge executed a debt to equity conversion of a $7,500 short-term promissory note dated August 23, 2011 in which they converted $7,500 principal and $289 interest.  We issued Southridge 7,545,592 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00103 per share.

10-Q Table of Contents

On February 28, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 12, 2012 in which they converted $51,000 principal and $3,595 interest.  We issued Southridge 60,728,054 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0009 per share.

On April 13, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 12, 2012 in which they converted $49,000 principal and $1,096 interest.  We issued Southridge 123,693,557 restricted common shares on April 24, 2012 pursuant to Rule 144 based on an agreed conversion price of $0.00041 per share.

On April 13, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 28, 2012 in which they converted $4,000 principal and $4,340 interest.  We issued Southridge 20,591,916 restricted common shares on April 24, 2012 pursuant to Rule 144 based on an agreed conversion price of $0.00041 per share.

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to May 18, 2012, Southridge issued notices of conversion to settle $700,000 in principal plus accrued premiums totaling $395,699 into 405,202,769 shares of our common stock, of which 51,802,774 shares were collateral shares and 353,399,995 new shares were issued pursuant to Rule 144.

From November 2010 through May 18, 2012, we received a total of $1,408,000 from Southridge pursuant to short-term promissory notes.  As of the date of this report, we may be obligated to issue Southridge a total of 1,568,322,218 shares to redeem short-term notes totaling $453,616 of which $384,500 is principal, $57,675 is premium and $11,441 is interest.

Other Short-Term Loans
In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  As of the date of this report, we have repaid an aggregate principal and premium in the amount of $148,500 on these short-term notes and owe a balance of $207,100 of which $100,000 is the principal remaining from one note and $107,100 is the balance of premium due from three notes.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through June 30, 2012 for 3% additional premium per month.  In connection with all of the extensions, a total of $70,600 of additional premium was accrued as of the date of this report.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through June 30, 2012 for 3% additional premium per month on each note.  In connection with these extensions a total of $283,400 of additional premium was accrued for the December 2009 notes as of the date of this report.  In April 2011, Southridge purchased a total of $200,000 in principal value of promissory notes from the private investor.  Southridge converted $100,000 principal and $55,600 premium into 20,746,666 shares of our common stock that was previously issued as collateral.

10-Q Table of Contents

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through July 31, 2011 for 3% additional premium per month on each note.  In January 2011, Southridge purchased a total of $600,000 in principal value of promissory notes from the private investor.  As of the date of this report, Southridge has converted $600,000 principal and $340,099 premium into 384,456,103 shares of our common stock of which 31,056,108 shares were collateral shares and 353,399,995 new shares were issued pursuant to Rule 144.  Although we are in technical default of these two notes, the holder, Southridge has elected to convert these notes into common shares.  In connection with these prior extensions through June 30, 2012 and the accrual of the additional premiums through May 31, 2012, a total of $255,647 of additional premium was accrued for the January 2010 notes as of the date of this report.

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

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we were obligated to pay back his principal, $20,400 in premium and issue 3,000,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our annual meeting to be held on July 12, 2011.  On September 9, 2011, we issued the 3,000,000 common shares pursuant to Rule 144.  We received an extension of maturity date to June 30, 2012 for this note.

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

10-Q Table of Contents

above and beyond the premium.  Asher Enterprises may elect at an Event of Default to convert any part or all of the $78,500 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 58% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

On November 21, 2011, Southridge sold their May 12, 2011 $60,000 short-term promissory note to Panache Capital, LLC (“Panache”).  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

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

In December 2011, we received $12,000 from an unaffiliated third party investor pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before March 8, 2012.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  On January 6, 2012, we amended a promissory note in the principal amount of $12,000 dated December 9, 2011 held by an unaffiliated third-party investor.  The note provided for a redemption premium of 15% of the principal amount on or before March 8, 2012.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  The amendment provided for the issuance of three (3) restricted shares of Series P Preferred Stock having a stated value of $5,000 per share.  These shares, having a total value of $15,000, will be used as collateral for the note held by the investor.  We received an extension of maturity to June 4, 2012 for this note.  Thereafter, a late fee premium of 1% per month will be due if unpaid.

In December 2011, we borrowed a total of $21,604 from a private investor pursuant to two short-term promissory notes.  The notes provided for a 2% premium per month.  One of the notes was payable on or before December 16, 2011 and the other on or before January 6, 2012.  We received an extension of maturity date to June 30, 2012 for these notes for 3% additional premium per month on each note.

In January 2012, we received a total of $175,200 from an unaffiliated third party investor pursuant to five short-term promissory notes with a maturity date ranging from March 5, 2012 to March 20, 2012.  The notes provided for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 38 Series P Preferred Stock to the investor as collateral with a total stated value of $190,000.  We received an extension of maturity to June 4, 2012 for these notes.  Thereafter, a late fee premium of 1% per month will be due if unpaid.

In February 2012, we received a total of $42,000 from an unaffiliated third party investor pursuant to two short-term promissory notes with a maturity date ranging from April 13, 2012 to April 30, 2012.  The notes provided for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 9 Series P Preferred Stock to the investor as collateral with a total stated value of $45,000.  We received an extension of maturity to June 4, 2012 for these notes.  Thereafter, a late fee premium of 1% per month will be due if unpaid.

In February 2012, we received $25,000 from Panache pursuant to a short-term promissory note.  The note provides a maturity date of February 28, 2013.  Interest will accrue at 10% per annum until maturity.  Panache may elect at an Event of Default to convert any part or all of the $25,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 55% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

10-Q Table of Contents

On February 23, 2012, Southridge sold their $100,000 short-term promissory note to Panache Capital, LLC (“Panache”) of which a balance of $70,000 principal was remaining after Southridge converted $30,000 principal in a debt to equity conversion on February 17, 2012.  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

In May 2012, we received a total of $25,000 from an unaffiliated third party investor pursuant to a short-term promissory note with a maturity date of August 2, 2012.  The note provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 5 Series P Preferred Stock to the investor as collateral with a total stated value of $25,000.

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

On January 10, 2012, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $12,896 principal.  We issued Panache 8,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.001612 per share.

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

On March 5, 2012, OTC Global Partners executed a debt to equity conversion of a $50,000 short-term promissory note dated August 30, 2011 in which they converted $50,000 principal and $2,027 interest.  We issued OTC Global Partners 72,765,035 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000715 per share.

On May 1, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,765 principal.  We issued Panache 21,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000465 per share.

On May 1, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $12,000 principal.  We issued Asher 26,086,957 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00046 per share.

On May 2, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $15,000 principal.  We issued Asher 44,117,647 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00034 per share.

10-Q Table of Contents

On May 10, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $13,000 principal.  We issued Asher 68,421,053 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00019 per share.

On May 10, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $7,440 principal.  We issued Panache 30,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000248 per share.

On May 15, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,330 principal.  We issued Panache 50,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001866 per share.

As of the date of this report, we owe a total of $1,882,356 of short term debt of which $1,320,269 is principal, $526,562 is accrued premium and $35,525 is accrued interest.  Eight promissory notes totaling $756,000 in principal have been extended to June 30, 2012; two promissory notes totaling $21,604 in principal have been extended to June 30, 2012; one promissory note with $38,500 in principal has a maturity date of July 26, 2012; one promissory note with $20,000 in principal has a maturity date of December 31, 2012; one promissory note with $40,000 in principal has a maturity date of November 21, 2012; one promissory note with $43,465 in principal has a maturity date of November 21, 2012; one promissory note with $53,000 in principal has a maturity date of September 5, 2012; one promissory note with $17,000 in principal has a maturity date of December 18, 2012; one promissory note with $25,000 in principal has a maturity date of February 28, 2013; one promissory note with $30,000 in principal has a maturity date of March 18, 2013; one promissory note with $11,000 in principal has a maturity date of December 31, 2012; one promissory note with $2,500 in principal has a maturity date of April 25, 2013; one promissory note with $25,000 in principal has a maturity date of August 2, 2012; one promissory note with $8,000 in principal has a maturity date of May 14, 2013; and eight promissory notes totaling $229,200 have maturity dates from March 6, 2012 to April 30, 2012.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $1,830,035 principal, $395,699 in premium, and $46,178 in interest has been converted into 1,232,252,551 shares of our common stock of which 51,802,774 shares were collateral shares and 1,180,449,777 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $300,000 principal of the remaining notes.

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

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received

10-Q Table of Contents

$258,000 after deductions of $30,000 for a 10% Finder’s Fee and $12,000 for an Origination Fee.  The second tranche of $100,000 closed on May 20, 2011, and we received $93,000 after deduction of $7,000 for a 7% Finder’s Fee.  A partial closing on the third tranche of $35,000 closed on October 7, 2011 and we received $32,250 after deduction of $2,750 for a 7% Finder’s Fee.  A partial closing on the third tranche of $25,000 closed on February 8, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder’s Fee,  which is $1,750.  A partial closing on the third tranche of $25,000 closed on February 29, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder’s Fee, which is $1,750.  A final closing on the third tranche of $15,000 closed on April 4, 2012 and we received $15,000.  In connection with this final third tranche we will pay a 7% Finder’s Fee, which is $1,050.  The remaining four tranches are to be funded based on achievement of milestones relating to the Registration Statement, with the final tranche of $300,000 being available 150 days after effectiveness of the Registration Statement, which must be effective 120 days after the date of the Agreement.  For the remaining four tranches, we are obligated to pay a Finder’s Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of the date of this report, $1,300,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $260,000 to terminate the agreement.

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

On February 9, 2012, JMJ executed a debt to equity conversion totaling $44,100 of which $37,088 was consideration and $7,012 was interest for the first tranche of $300,000, which we closed on February 24, 2011.  We issued JMJ 35,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00126 per share.  As of the date of this report, we now owe JMJ a total of $19,988 in interest associated with this first tranche.

10-Q Table of Contents

On February 29, 2012, JMJ executed a debt to equity conversion totaling $39,550 of which $19,988 was interest for the first tranche of $300,000, which we closed on February 24, 2011 and $19,562 was principal for the second tranche of $100,000, which we closed on May 20, 2011.  We issued JMJ 50,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.000791 per share.

On April 24, 2012, JMJ executed a debt to equity conversion of $29,120 in principal of the second tranche of $100,000 which we closed on May 20, 2012.  We issued JMJ 52,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00056 per share.

On May 9, 2012, JMJ executed a debt to equity conversion of $28,980 in principal of the second tranche of $100,000 which we closed on May 20, 2012.  We issued JMJ 69,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00042 per share.

On May 14, 2012, JMJ executed a debt to equity conversion of $4,389 in principal of the second tranche of $100,000 which we closed on May 20, 2011.  We issued JMJ 19,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.000231 per share.

As of the date of this report, we owe JMJ a total of $160,949 in long-term debt of which $117,949 is principal, $25,000 is consideration on the principal and $18,000 is interest.

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

10-Q Table of Contents

Item 7.                      Exhibits

3.27
Articles of Amendment-Certificate of Designation of Series Q Preferred Stock filed with the Florida Department of State on March 16, 2012.  Incorporated by reference to our Form 8-K filed on March 26, 2012.

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
10.117
Employment Agreement and Stock Option Agreement dated December 8, 2011, between Imaging Diagnostic Systems, Inc. and Michael W. Addley, Chief Operating Officer.  Incorporated by reference to our Form 8-K filed on December 9, 2010.

10.118	Preferred Stock Purchase Agreement dated March 21, 2012 by and between the Company and Linda B. Grable. Incorporated by reference to our Form 8-K filed on March 26, 2012.
31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10-Q Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 21, 2012		Imaging Diagnostic Systems, Inc.

	By:	/s/ Linda B. Grable
Linda B. Grable
Chief Executive Officer

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President and Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)