Form 10-K
period 2012-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2012-10-15
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the act). Yes  ☐     No  ☒
Based on the average closing bid and asked prices of the common stock on the latest practicable date, October 10, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,443,823.

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 10, 2012, was 7,287,218,961.

Documents Incorporated By Reference

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

Our financial statements have been prepared assuming that we will continue as a going concern.  Our auditors, in their report for the fiscal year ended June 30, 2012, stated that we have incurred recurring operating losses and will have to obtain additional capital to sustain operations.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 5 “Going Concern”, in the Notes to the Financial Statements.  The accompanying financial statements to this Annual Report do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

Progress toward re-submitting a PMA application during Fiscal Year 2012 and the beginning months of Fiscal Year 2013 was significantly delayed and then eventually halted simply due to lack of funding to hire the necessary FDA consultants required to assist in the process.  Our employees have reached their level of FDA expertise related to preparing the “ground work” for a PMA application submission and can proceed no further without the expert assistance of FDA consultants.

10-K Main Table of Contents

During the fiscal year ended June 30, 2012, there was a significant reduction in key Company staff due to employee resignations, retirement and layoffs, which reduced operating overhead until additional external funding could be secured.  We will not hire replacement staff until such time as we have secured sufficient funding to complete the PMA filing with the FDA.  Prior to the reduction in key staff members, an internal PMA application strategy that might allow inclusion of previously collected patient data was developed.  This approach (generally referred to as a PMA Protocol) will need to be qualified by our FDA consultants prior to presenting our approach to the FDA Reviewers/Examiners.  The forum for this process is generally referred to as an FDA “Pre- IDE” meeting (essentially a pre-clinical meeting) between the Company, its FDA Consultants and the FDA/PMA Examiners.  During the “Pre-IDE” meeting, the Company (and its FDA Consultants) would present their approach for both data collection, patient selection and data analysis.  The FDA Reviewers would provide input (critique and suggestions) to us as to what they believe an acceptable PMA protocol would require.  Once agreement is reached by all parties the next logical step is to implement the protocol. .

During fiscal 2012, a significant reduction in operating overhead/expenses occurred due to the reduction in key staff. This reduction in staff halted any progress towards getting the PMA application started as a result of our financial and funding limitations.  We will not be able to proceed with the PMA application process until funding has been secured and the FDA consultants engaged to continue the process.  There can be no assurance that we will obtain this funding.

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

As of the date of this report, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through June 30, 2012 of $120,973,036 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA approval process, and the costs associated with advanced product development activities.  We will need sufficient financing through the sale of equity or debt securities to complete the approval process and, in the event that we obtain marketing clearance, to have sufficient funding to launch the CTLM® in the U.S.  There can be no assurance that we will obtain this financing.  Finally, there can be no assurance that we will obtain FDA marketing clearance, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

Progress toward re-submitting a PMA application during Fiscal Year 2012 and the beginning months of Fiscal Year 2013 was significantly delayed and then eventually halted simply due to lack of funding to hire the necessary FDA consultants required to assist in the process.  Our employees have reached their level of FDA expertise related to preparing the “ground work” for a PMA application submission and can proceed no further without the expert assistance of FDA consultants.

During the fiscal year ended June 30, 2012, there was a significant reduction in key Company staff due to employee resignations, retirement and layoffs, which reduced operating overhead until additional external funding could be secured.  We will not hire replacement staff until such time as we have secured sufficient funding to complete the PMA filing with the FDA.  Prior to the reduction in key staff members, an internal PMA application strategy that might allow inclusion of previously collected patient data was developed.  This approach (generally referred to as a PMA Protocol) will need to be qualified by our FDA consultants prior to presenting our approach to the FDA Reviewers/Examiners.  The forum for this process is generally referred to as an FDA “Pre- IDE” meeting (essentially a pre-clinical meeting) between the Company, its FDA Consultants and the FDA/PMA Examiners.  During the “Pre-IDE” meeting, the Company (and its FDA Consultants) would present their approach for both data collection, patient selection and data analysis.  The FDA Reviewers would provide input (critique and suggestions) to us as to what they believe an acceptable PMA protocol would require.  Once agreement is reached by all parties the next logical step is to implement the protocol. .

During fiscal 2012, a significant reduction in operating overhead/expenses occurred due to the reduction in key staff. This reduction in staff halted any progress towards getting the PMA application started as a result of our financial and funding limitations.  We will not be able to proceed with the PMA application process until funding has been secured and the FDA consultants engaged to continue the process.  There can be no assurance that we will obtain this funding.

10-K Main Table of Contents

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

Progress toward re-submitting a PMA application during Fiscal Year 2012 and the beginning months of Fiscal Year 2013 was significantly delayed and then eventually halted simply due to lack of funding to hire the necessary FDA consultants required to assist in the process.  Our employees have reached their level of FDA expertise related to preparing the “ground work” for a PMA application submission and can proceed no further without the expert assistance of FDA consultants.

During the fiscal year ended June 30, 2012, there was a significant reduction in key Company staff due to employee resignations, retirement and layoffs, which reduced operating overhead until additional external funding could be secured.  We will not hire replacement staff until such time as we have secured sufficient funding to complete the PMA filing with the FDA.  Prior to the reduction in key staff members, an internal PMA application strategy that might allow inclusion of previously collected patient data was developed.  This approach (generally referred to as a PMA Protocol) will need to be qualified by our FDA consultants prior to presenting our approach to the FDA Reviewers/Examiners.  The forum for this process is generally referred to as an FDA “Pre- IDE” meeting (essentially a pre-clinical meeting) between the Company, its FDA Consultants and the FDA/PMA Examiners.  During the “Pre-IDE” meeting, the Company (and its FDA Consultants) would present their approach for both data collection, patient selection and data analysis.  The FDA Reviewers would provide input (critique and suggestions) to us as to what they believe an acceptable PMA protocol would require.  Once agreement is reached by all parties the next logical step is to implement the protocol. .

During fiscal 2012, a significant reduction in operating overhead/expenses occurred due to the reduction in key staff. This reduction in staff halted any progress towards getting the PMA application started as a result of our financial and funding limitations.  We will not be able to proceed with the PMA application process until funding has been secured and the FDA consultants engaged to continue the process.  There can be no assurance that we will obtain this funding.

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

The development chronology stated above details how complicated the process is to develop a brand new medical imaging technology.  We believe that we have a strong patent portfolio and are the world leader in optical tomography.  We have received marketing approval in China and Canada; the CE Mark for the European Union; ISO 13485:2003 registration; UL Electrical Test Certificate; and Product registrations in Brazil and Argentina.  The registrations for Brazil and Argentina were not renewed in 2009 because of the costs associated with new testing requirements by UL.  We have now completed the Electromagnetic Compatibility (“EMC”) testing required by UL and plan to submit our renewal application for these product registrations in 2011.  Worldwide, our end users have completed more than 25,000 patient scans, and we have sold 17 CTLM® systems as of the date of this report.  Our decision to fund the Company primarily through the sale of equity has enabled us to reach this important milestone.

In fiscal 2010, fiscal 2011, fiscal 2012 and thus far in fiscal 2013, we have used the proceeds from short-term loans, long-term loans and proceeds from our Southridge Private Equity Credit Agreement for working capital.  Going forward we intend to use the proceeds from short term and long term loans and issuance of convertible preferred stock, as our sources of working capital.  We may also seek to raise fund through our Private Equity Credit Agreement with Southridge which requires an effective S-1 Registration Statement.  Substantial additional financing will be required before and after receipt of FDA marketing clearance, assuming it is received, as to which there can be no assurance.  See Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters – “Financing/Equity Line of Credit.”

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
2)	The Comprehensive Cancer Centre, Gliwice, Poland
3)	Catholic University Hospital, Rome, Italy
4)	MeDoc HealthCare Center, Budapest, Hungary
5)	Tianjin Medical University’s Cancer Institute and Hospital, Tianjin, China

We were pleased to learn in June 2012 that a clinical paper produced by Dr. J. Qi, an independent CTLM® researcher based in Tianjin Medical University Cancer Institute and Hospital Tianjin, China, is pending publication in “Clinical Imaging,” a highly respected radiology journal based in New York, NY.  Each article accepted for publication undergoes a thorough review for content and accuracy by an editorial board of Radiologists.

10-K Main Table of Contents

The paper by Dr. Qi titled, “CTLM as an adjunct to Mammography in the diagnosis of Patients with Dense Breasts”, reported that when a CTLM® study was combined with a (digital) x-ray based mammogram -breast cancer detection rate otherwise medically referred to as test “sensitivity” was significantly improved from a low of 34.40% to a new high of 81.57% when dealing with Extremely Dense Breasts (ACR classification).  In addition, the researchers “could distinguish malignant from benign lesions”.

We are very pleased that the clinical benefits of a CTLM® breast exam have been validated by a group of independent researchers. We believe that Dr. Qi’s results will be further validated upon completion of our PMA application to the FDA.

The abstract of the article can be found at www.clinicalimaging.org and searched under the title “CTLM as an adjunct to mammography in the diagnosis of patients with dense breasts”.

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

In November 2011, we announced that our exclusive distributor for Mexico, Kepter Internacional (“Kepter”), placed an order for five CTLM® systems with one system to be delivered and installed the third week of December 2011.  In connection with the first system, Kepter paid a $45,000 deposit.  Kepter advised us that they were unable to accept delivery in December so we shipped the system in January 2012.  In August 2012, the CTLM® was installed at the Centro Medico Ave in Monterrey, Mexico.  On September 12, 2012, Linda Grable Chairman/CEO and Deborah O’Brien, Senior Vice-President attended the official inauguration of the CTLM® installation at the Centro Medico Ave.  The event was attended by the medical community, government officials and local community leaders.  IDSI's exclusive distributor in Mexico, Kepter, has created a new company, “Sistemas de Diagnostico e Imagenologia de Mexico S.A. de C.V.”, committed to establishing other CTLM® sites throughout Mexico.  A video of the event can be viewed at http://vimeo.com/49416717.

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

Product Liability

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of cancer detection products.  While the CTLM® is being developed as an adjunct to other diagnostic techniques, there can be no assurance that we will not be subjected to future claims and potential liability.  We previously carried $3,000,000 in product liability insurance to cover both clinical sites and sales.  As part of our cost savings initiatives, we cancelled the policy as we have not had any adverse experiences after conducting more then 25,000 patient scans worldwide.

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

CTLM® Laser Mammography Systems are installed in the following countries: Italy, Germany, Poland, Hungary, the Czech Republic, the Peoples Republic of China, Malaysia, Israel, India, Indonesia, Brazil, Mexico and the United Arab Emirates.  Over 25,000 breast exams have been completed on CTLM® systems.

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

10-K Main Table of Contents

We own the rights to the Patent for its 17-year life pursuant to an exclusive patent licensing agreement with the late Richard Grable, who invented the CTLM® and served as our Chief Executive Officer and whose estate has owned the Patent since his death in August 2001.  See “Patent Licensing Agreement” and “Certain Transactions.”  As of the date of this report, we own 22 patents and have two additional United States patents pending with regard to optical tomography, many of which are based on the original CTLM® technology.  We also have 17 International patents and have two International patents pending.

Intellectual Property

We hold the following patents:

U.S. Patents

					Patent
Patent #	For	Case #	Patent #	Patent Date	Exp. Date
1	Diagnostic Tomographic Laser Imaging Apparatus (Electronics & Imaging)	6356	5,692,511	12/2/1997	6/7/2015
2	Diagnostic Tomographic Laser Imaging Apparatus (Patient Support Structure) in addition to above	6356-US	6,195,580	2/27/2001	7/31/2018
3	Diagnostic Tomographic Laser Imaging Apparatus	6356-US-1	6,662,042	12/9/2003	8/22/2020
4	Device for Determining the Contour of the Surface of an Object Being Scanned	6558-1	6,044,288	3/28/2000	11/6/2017
5	Device for Determining the Perimeter of the Surface of an Object Being Scanned and for Limiting Reflection from the Object Surface	6559-1	6,029,077	2/22/2000	11/6/2017
6	Detector Array with Variable Amplifiers for Use in a Laser Imaging Device	6572-1	6,150,649	11/21/2000	11/26/2017
7	Detector Array with Variable Amplifiers for Use in a Laser Imaging Device	6572-2	6,331,700	12/18/2001	11/15/2020
8	Detector Array for Use in a Laser Imaging Apparatus (Single Row of Detectors)	6573-1	6,100,520	8/8/2000	11/4/2017
9	Detector Array for Use in a Laser Imaging Apparatus (WideEye-2 or more rows of Detectors)	6573-2	6,211,512	4/3/2001	7/27/2020
10	Detector Array for Use in a Laser Imaging Apparatus (FleetEye)	6573-3	7,977,619	7/12/2011	3/26/2021
11	Method for Reconstructing the Image of an Object Scanned with a Laser Imaging Apparatus	6574-1	6,130,958	10/10/2000	11/28/2017
12	Laser Imaging Apparatus Using Biomedical Markers That Bind to Cancer Cells	6647	5,952,664	9/14/1999	1/16/2018
13	Laser Imaging Apparatus Using Biomedical Markers That Bind to Cancer Cells	6647-US	6,693,287	1/17/2004	10/1/2021
14	Time-Resolved Breast Imaging Device	6707	6,339,216	2/5/2002	11/25/2018
15	Multiple Wavelength Simultaneous Data Acquisition Device For Breast Imaging	6997	6,571,116	5/27/2003	5/9/2021
16	Multiple Wavelength Simultaneous Data Acquisition Device For Breast Imaging	6997-1	6,738,658	5/18/2004	4/16/2023
17	Method for Improving the Accuracy of Data Obtained in a Laser Imaging Apparatus	7205	6,681,130	1/20/2004	3/14/2022
18	Breast Positioning in a Laser	7258	7,254,851	7/14/2007	11/13/2022
19	Optical Computed Tomography Scanner for Small Laboratory Animals	7325	7,155,274	12/26/2006	11/21/2023
20	Optical Computed Tomography Scanner for Small Laboratory Animals	7325-1	7,212,848	5/1/2007	5/25/2024
21	Apparatus and Method for Acquiring Time-Resolved Measurements Utilizing Direct Digitalization of the Temporal Point Spread Function of the Detected Light	7368	7,446,875	11/4/2008	11/10/2025
22	Laser Imaging Apparatus With Variable Patient Positioning	7489	8,027,711	9/27/2011	11/21/2023

10-K Main Table of Contents

International Patents

						Patent
Patent #	For	Case #	Country/Region	Patent #	Patent Date	Exp. Date
1	Diagnostic Tomographic Laser Imaging Apparatus	6356-AU	Australia	712849	11/18/1999	7/10/2015
2	Diagnostic Tomographic Laser Imaging Apparatus	6356-CA	Canada	2223606	10/7/2003	7/10/2015
3	Diagnostic Tomographic Laser Imaging Apparatus	6356-CN	China	ZL95197940	5/19/2004	7/10/2015
4	Diagnostic Tomographic Laser Imaging Apparatus	6356-EP	Europe	0837649	12/10/2003	7/10/2015
5	Diagnostic Tomographic Laser Imaging Apparatus	6356-EP-1	Europe	1389441	5/10/2006	10/31/2023
6	Device for Determining the Contour of the Surface of an Object Being Scanned	6558-EP	Europe	1003419	7/4/2004	11/7/2017
7	Device for Determining the Contour of the Surface of an Object Being Scanned	6558-HK	Hong Kong	HK 1029506	12/17/2004	11/28/2020
8	Method for Reconstructing the Image of an Object Scanned with a Laser Imaging Apparatus	6574-EP	Europe	1005286	7/28/2004	11/28/2017
9	Method for Reconstructing the Image of an Object Scanned with a Laser Imaging Apparatus	6574-HK	Hong Kong	HK 1029508	12/31/2004	11/28/2020
10	Laser Imaging Apparatus Using Biomedical Markers That Bind to Cancer Cells	6647-AU	Australia	775069	7/15/2004	4/1/2019
11	Laser Imaging Apparatus Using Biomedical Markers That Bind to Cancer Cells	6647-CA	Canada	2,373,299	3/30/2004	11/6/2021
12	Laser Imaging Apparatus Using Biomedical Markers That Bind to Cancer Cells	6647-CN	China	ZL 99 8 16608.1	7/11/2007	10/31/2021
13	Laser Imaging Apparatus Using Biomedical Markers That Bind to Cancer Cells	6647-EP	Europe	1181511	6/15/2005	4/1/2019
14	Laser Imaging Apparatus Using Biomedical Markers That Bind to Cancer Cells	6647-EP	Germany	DE69925869T2	5/4/2006	4/1/2019
15	Laser Imaging Apparatus Using Biomedical Markers That Bind to Cancer Cells	6647-HK	Hong Kong	HK1043480B	1/27/2006	7/6/2022
16	Time-Resolved Breast Imaging Device	6707-CA	Canada	2309214		11/15/2018
17	Multiple Wavelength Simultaneous Data Acquisition Device For Breast Imaging	6997-CN	China	2L01809326.4	11/30/2005	11/11/2022

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

10-K Main Table of Contents

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

10-K Main Table of Contents

Employees
As of October 2012, we have 10 full-time employees, including our four executive officers.  Two of our employees (20%), are employed in the areas of scientific, clinical and product research and development.  In September 2011, we had 18 full-time employees, of which six (33%) were employed in the areas of scientific, clinical and product research and development.  During fiscal 2012 there was a significant reduction in key Company staff due to employee resignations, retirement and layoffs, which reduced operating overhead until additional external funding could be secured.  We will not hire replacement staff until such time as we have secured sufficient funding to complete the PMA filing with the FDA.  Our ability to develop our products and provide our services is dependent upon our recruiting, hiring and retaining qualified technical personnel.  To date, we have been able to recruit and retain sufficient qualified personnel.  None of our employees are represented by a labor union.  We have not experienced any work stoppages and consider our relations with our employees to be good.

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

10-K Main Table of Contents

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

At June 30, 2012, we had an accumulated deficit of $120,973,036 after discounts and dividends on preferred stock.  These losses have resulted principally from costs associated with research and development, clinical trials and from general and administrative costs associated with our operations.  We expect operating losses will continue until such time as we obtain marketing clearance for the CTLM® from the FDA.  However, there can be no assurance that we will ever obtain this marketing clearance.  The losses are due primarily to the anticipated expenses associated with:

•           demonstrator sites
•           clinical collaboration sites
•           FDA PMA approval process,
•           anticipated commercialization of the CTLM®, and
•           other research and development programs

We have a limited history of operations.  Since our inception in December 1993, we have been engaged principally in the development of the CTLM®, which has not received marketing clearance for sale in the United States.  While we have received FDA export approval for foreign sales, we have made only 17 foreign sales.  Consequently, we have limited experience in manufacturing, marketing and selling our products.  We currently have no source of material operating revenues and have incurred substantial net operating losses since inception.

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

Through June 30, 2012 we have spent approximately $81 million.  Our currently estimated annual expenses are approximately $3 million.  In the year following receipt of marketing clearance for our CTLM® from the FDA, we anticipate that we will need approximately $10 million to fully complete all necessary stages in order to manufacture and market the CTLM® in the United States and foreign countries.  We plan on using the net proceeds raised from the sale of convertible preferred stock and common stock through private placements and through short-term loans obtained through the issuance of convertible promissory notes to develop and market this product family, including funds for:

•           research, engineering and development programs,
•           pre-clinical and clinical testing of the family of products,
•           regulatory processes,
•           inventory,
•           marketing programs, and

10-K Main Table of Contents

•           operating expenses (including general and administrative expenses).

We may also seek to raise fund through our Private Equity Credit Agreement with Southridge Partners II, LP (“Southridge”) which requires an effective S-1 Registration Statement.

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

We have relied on the private placement of convertible preferred stock, convertible debentures and convertible promissory notes to obtain working capital and may continue to do so in the future.  As of the date of this report, we have issued 216,827,591 shares of common stock which were converted from privately placed preferred stock and

10-K Main Table of Contents

debentures.  This number of shares of common stock represents approximately 3% of the currently outstanding number of shares of common stock.

In deciding to issue preferred stock and debentures through private placements, we took into account:

•           the number of common shares authorized and outstanding,
•           the market price of the common stock at the time of each preferred stock or debenture sale, and
•	number of common shares the preferred stock or debentures would have been convertible into at the time of the sale

At the time of each private placement there were enough shares, based on the price of our common stock at the time of the sale of the preferred stock, debentures or promissory notes to satisfy the conversion requirements.  Although our board of directors attempted to negotiate a floor on the conversion price of each series of preferred stock and debentures prior to their sale, it was unable to do so.

In order to obtain working capital we will continue to:

•
seek capital through debt or equity financing which may include the issuance of convertible debentures, convertible promissory notes or convertible preferred stock whose rights and preferences are superior to those of the common stockholders, and

•	attempt to negotiate the best transactions possible taking into account the impact on our shareholders, dilution, loss of voting power and the possibility of a change-in-control.

Nonetheless, in order to satisfy our working capital needs, it may become necessary to issue convertible securities without a floor on the conversion price.

If we choose to redeem all of our outstanding short and long-terms debts with shares of our common stock, we will have to issue approximately 8,530,797,206 shares as of October 10, 2012.  The 8,530,797,206 shares are broken down as follows:

•           We may be obligated to issue Southridge a total of 3,482,410,567 shares to redeem short-term notes totaling $347,145 of which $285,172 is principal, $47,776 is premium and $14,197 is interest.

•           We may be obligated to issue Southridge a total of 1,766,560,000 shares to redeem short-term note purchased from a private investor totaling $176,656 of which $68,550 is principal and $108,106 is premium.

•           We may be obligated to issue Panache Capital LLC (“Panache”) a total of 740,257,562 shares to redeem short-term notes totaling $76,951 of which $61,800 is principal, $4,500 is premium and $10,651 is interest.

•           We may be obligated to issue Levin Consulting a total of 990,466,170 shares to redeem short-term notes totaling $99,046 of which $85,000 is principal, $12,750 is premium and $1,296 is interest.

•           We may be obligated to issue SGI Group a total of 486,956,930 shares to redeem short-term notes totaling $48,696 of which $36,000 is principal, $5,400 is premium and $7,296 is interest.

•           We may be obligated to issue OTC Global Partners a total of 138,434,000 shares to redeem short-term notes totaling $13,843 of which $12,000 is principal, $1,800 is premium and $43 is interest.

•           We may be obligated to issue FLUX Carbon Starter a total of 235,360,500 shares to redeem short-term notes totaling $23,536 of which $23,500 is principal and $36 is interest.

•           We may be obligated to issue a private investor a total of 173,382,572 shares to redeem short-term notes totaling $43,323 of which $36,617 is principal, $5,492 is premium and $1,213 is interest.

•           We may be obligated to issue JMJ Financial a total of 317,385,714 shares to redeem two long-term notes totaling $66,651 of which $50,526 is principal, $9,735 is consideration on the principal and $6,750 is interest.  JMJ may convert both principal and interest into our common stock at 75% of the average of the three lowest closing prices in the 20 days previous to the conversion.  We have the right to enforce a conversion floor of $0.015 per share; however, if we receive a conversion notice in which the Conversion Price is less than $0.015 per share, JMJ will incur a conversion loss [(Conversion Loss = $0.015 – Conversion Price) x number of shares being converted]

10-K Main Table of Contents

which we must make whole by either of the following options: pay the conversion loss in cash or add the conversion loss to the balance of principal due.  Prepayment of the Note is not permitted.

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

We may draw on our equity credit line provided that we have an effective S-1 Registration Statement, which may cause the value of our common stock to decline and dilute the holdings of our shareholders.

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

Our last effective registration statement relating to the Southridge Private Equity Credit Agreement terminated in June 2011.  There can be no assurance that we will be able to obtain the effectiveness of another registration statement.

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

On March 9, 2012, our Board approved an increase in the number of authorized shares of Common Stock from 2,000,000,000 shares to 4,000,000,000 shares.  On March 21, 2012, we entered into a Series Q Preferred Stock Purchase Agreement with our CEO, Linda B. Grable, pursuant to which she was issued all of the 51 authorized shares of Series Q Preferred Stock, with a stated value of $0.001 per share as partial consideration for past and future services rendered and recorded the nominal amount of $1.00 for this issuance.  The Series Q Preferred Stock

10-K Main Table of Contents

has no economic value and was issued solely for voting purposes.  On March 22, 2012, Ms. Grable as our majority stockholder approved the increase in our authorized capital by written consent in lieu of a meeting in accordance with Florida law.

On August 2, 2012, our Board approved an increase in the number of authorized shares of Common Stock from 4,000,000,000 shares to 10,000,000,000 shares and recommended to the majority stockholder that the authorized capital increase be approved.  On August 2, 2012, the majority stockholder approved the authorized capital increase by written consent in lieu of a meeting in accordance with Florida law.

We now have issued and outstanding 7,287,218,961shares of common stock out of 10,000,000,000 authorized shares.  We have reserved 13,333,333 shares to cover the conversion of the 20 shares of Series L Convertible Preferred Stock outstanding; 77,986,989 shares to cover outstanding options; 1,600,000,000 shares are reserved for Southridge; 300,000,000 shares are reserved for Panache Capital, 235,000,000 shares are reserved for FLUX Carbon Starter; 250,000,000 shares are reserved for Levin Consulting; 105,000,000 shares are reserved for SGI Group.

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

We now have issued and outstanding 7,287,218,961shares of common stock out of 10,000,000,000 authorized shares leaving a balance of 2,712,781,039 authorized shares available for issuance.

As of October 10, 2012, we would be required to issue hypothetically 8,750,117,528 authorized shares apportioned as follows:

•	77,986,989 shares required for the exercise of all outstanding options, of which a total of 37,402,000 shares are subject to options granted to our four executive officers.
•           13,333,333 shares required for the conversion of the 20 shares of Series L Convertible Preferred Stock.
•	130,000,000 shares required to be registered for conversion of a $1.8 million convertible promissory note held by JMJ Financial.
•	If we choose to redeem all of our outstanding short and long-terms debts that already have convertible features with shares of our common stock, we will have to issue approximately 8,528,797,206.

After adding the 8,750,117,528 hypothetical shares to our current issued and outstanding balance of 7,287,218,961, we would have 16,037,336,489 shares outstanding.  In this hypothetical model we would be 6,037,336,489 shares short.

Related parties’ interest in our current obligations for share issuances total 37,402,000 shares, which are subject to options granted to our four executive officers.  Of this 37,402,000 shares, Linda Grable has 10,000,000 stock options outstanding; Allan Schwartz has 10,600,000 stock options outstanding; Deborah O’Brien has 6,802,000 stock options outstanding; and Michael Addley has 10,000,000 stock options outstanding.  As of the date of this report, Linda Grable’s, Allan Schwartz’s and Deborah O’Brien’s stock options are all fully vested; and 7,500,000 of Michael Addley’s stock options are fully vested.  There are no further outstanding commitments to related parties at this time.  See “Security Ownership of Certain Beneficial Owners and Management” and “Outstanding Equity Awards”

The issuance of additional shares of common stock or the rights to acquire such shares would have the effect of diluting our earnings per share in the event that we become profitable and will dilute the voting power of current shareholders who do not acquire sufficient additional shares to maintain their percentage of share ownership. Additional shares of common stock could also be used by IDSI to oppose a hostile takeover attempt; however, the Board of Directors presently knows of no such attempt to obtain control of the Company.

10-K Main Table of Contents

Our currently authorized common stock may not be sufficient to satisfy our financing needs.

On July 12, 2011, our shareholders approved an increase of our authorized common stock to 2,000,000,000 shares.

On March 9, 2012, our Board approved an increase in the number of authorized shares of Common Stock from 2,000,000,000 shares to 4,000,000,000 shares.  On March 21, 2012, we entered into a Series Q Preferred Stock Purchase Agreement with our CEO, Linda B. Grable, pursuant to which she was issued all of the 51 authorized shares of Series Q Preferred Stock, with a stated value of $0.001 per share as partial consideration for past and future services rendered and recorded the nominal amount of $1.00 for this issuance.  The Series Q Preferred Stock has no economic value and was issued solely for voting purposes.  On March 22, 2012, Ms. Grable as our majority stockholder approved the increase in our authorized capital by written consent in lieu of a meeting in accordance with Florida law.

On August 2, 2012, our Board approved an increase in the number of authorized shares of Common Stock from 4,000,000,000 shares to 10,000,000,000 shares and recommended to the majority stockholder that the authorized capital increase be approved.  On August 2, 2012, the majority stockholder approved the authorized capital increase by written consent in lieu of a meeting in accordance with Florida law.

We now have issued and outstanding 7,287,218,961shares of common stock out of 10,000,000,000 authorized shares.  We have reserved 13,333,333 shares to cover the conversion of the 20 shares of Series L Convertible Preferred Stock outstanding; 77,986,989 shares to cover outstanding options; 1,600,000,000 shares are reserved for Southridge; 300,000,000 shares are reserved for Panache Capital, 235,000,000 shares are reserved for FLUX Carbon Starter; 250,000,000 shares are reserved for Levin Consulting; 105,000,000 shares are reserved for SGI Group.

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

We now have issued and outstanding 7,287,218,961shares of common stock out of 10,000,000,000 authorized shares leaving a balance of 2,712,781,039 authorized shares available for issuance.

As of October 10, 2012, we would be required to issue hypothetically 8,750,117,528 authorized shares apportioned as follows:

•	77,986,989 shares required for the exercise of all outstanding options, of which a total of 37,402,000 shares are subject to options granted to our four executive officers.
•               13,333,333 shares required for the conversion of the 20 shares of Series L Convertible Preferred Stock.
•	130,000,000 shares required to be registered for conversion of a $1.8 million convertible promissory note held by JMJ Financial.
•	If we choose to redeem all of our outstanding short and long-terms debts that already have convertible features with shares of our common stock, we will have to issue approximately 8,528,797,206.

After adding the 8,750,117,528 hypothetical shares to our current issued and outstanding balance of 7,287,218,961, we would have 16,037,336,489 shares outstanding.  In this hypothetical model we would be 6,037,336,489 shares short.

Related parties’ interest in our current obligations for share issuances total 37,402,000 shares, which are subject to options granted to our four executive officers.  Of this 37,402,000 shares, Linda Grable has 10,000,000 stock options outstanding; Allan Schwartz has 10,600,000 stock options outstanding; Deborah O’Brien has 6,802,000 stock options outstanding; and Michael Addley has 10,000,000 stock options outstanding.  As of the date of this report, Linda Grable’s, Allan Schwartz’s and Deborah O’Brien’s stock options are all fully vested; and 7,500,000 of

10-K Main Table of Contents

Michael Addley’s stock options are fully vested.  There are no further outstanding commitments to related parties at this time.  See “Security Ownership of Certain Beneficial Owners and Management” and “Outstanding Equity Awards

The Southridge Private Equity Credit Line may not be available when we need it, thus limiting our ability to bring our CTLM® to market.

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

We would most likely be required to convert any convertible preferred stock, convertible debentures, and convertible promissory notes which we choose to issue based on a formula that varies with the market price of our common stock.  As a result, if the market price of our common stock increases after the issuance of our convertible preferred stock and convertible debentures, it is possible that, upon conversion of the convertible preferred stock and convertible debentures, we will issue shares of common stock at a price that is far less than the then-current market price of the common stock.

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

10-K Main Table of Contents

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

Due to our lack of capital, we have outstanding obligations due our vendors who could file liens and other claims against us, which could force us to cease operations.

A claim could be made by any vendor at any time where payment is significantly past due.  If the amount past due is sent to a collection agency or attorney by a vendor, and we do not have the capital to satisfy the obligation, a lien or other claim may be filed against us which could force us to cease operations.  As of June 30, 2012, we owe a total of $928,385 in trade payables.  However, we have arranged in the past and plan to arrange in the future, arrange payment plans with our vendors with past due balances.

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

To IDSI’s knowledge, no other company has a functioning optical imaging device designed for use as an adjunct to mammography.  CTLM® systems are in clinical settings in Italy, Germany, Poland, the Czech Republic, the Peoples Republic of China, Mexico, Hungary, Malaysia, Brazil, United Arab Emirates, Israel, Indonesia and India.  Over 25,000 breast exams have been performed on CTLM® systems.  Methods for the detection of cancer are subject to rapid technological innovation and there can be no assurance that future technical changes will not render our CTLM® obsolete.  There can be no assurance that the development of new types of diagnostic medical equipment or technology will not have a material adverse effect on our business, financial condition, and results of operations.

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

The continued sale of our equity securities will dilute the ownership percentage of our existing stockholders and may decrease the market price for our common stock.

Given our lack of significant revenues and the doubtful prospect that we will earn significant revenues in the next several years, we will require additional financing of approximately $3,000,000 for the next 12 months, which will require us to issue additional equity securities or incur additional debt.  We expect to continue our efforts to acquire financing to fund our planned development and expansion activities, which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

10-K Main Table of Contents

We do not intend to pay dividends and there will thus be fewer ways in which you are able to make a return on your investment.

We have never paid dividends and do not intend to pay any dividends for the foreseeable future. To the extent that we may require additional funding currently not provided for in our financing plan, our funding sources may prohibit the declaration of dividends. Because we do not intend to pay dividends, any return on your investment will need to result from an appreciation in the price of our common stock. Therefore, there will be fewer ways in which you are able to make a return on your investment.

Because the SEC imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sales practice requirements on brokers-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement from you prior to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

The volatility of our stock price could adversely affect your investment in our common stock.

The price of our common stock has fluctuated substantially since it began trading on the OTC Bulletin Board in September 1994.  For example, in the current fiscal year which began July 1, 2012, the bid price ranged from a low of $0.0002 in the second quarter to a high of $0.0019 in the first quarter, and in our last fiscal year which ended June 30, 2011, the bid price ranged from a low of $0.0003 in the fourth quarter to a high of $0.023 in the first quarter.  The market price of our shares, like that of the common stock of many other medical device companies, is likely to continue to be highly volatile.  Factors that may have an impact on the price of our common stock include:

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

10-K Main Table of Contents

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

If we use our Equity Credit Line for financing our operations it could dilute the price of our common stock.

Until the time when we are able to generate material revenues, we are dependent on equity or other financing to continue operations.  We will require substantial additional funds for our operations, the costs associated with the FDA approval process and the costs associated with advanced product development activities.  In order to successfully launch our medical device internationally, we would need sufficient financing to provide centers of excellence for demonstration and training in our largest potential markets, exhibit at industry leading medical trade shows and to market the technology through placement of ads and scientific articles in medical publications and trade journals.  Without the necessary funding, we have been unable to install a sufficient number of CTLM® systems to establish centers of excellence, and this has materially adversely affected our international commercialization efforts.  In the event that we are unable to utilize our Equity Credit Line, our common shares may be used for the conversion of new convertible preferred stock, debentures and promissory notes and or to accommodate other future issuances of equity securities.

We now have issued and outstanding 7,287,218,961 shares of common stock out of 10,000,000,000 authorized shares.

We now have issued and outstanding 7,287,218,961shares of common stock out of 10,000,000,000 authorized shares leaving a balance of 2,712,781,039 authorized shares available for issuance.

As of October 10, 2012, we would be required to issue hypothetically 8,750,117,528 authorized shares apportioned as follows:

•	77,986,989 shares required for the exercise of all outstanding options, of which a total of 37,402,000 shares are subject to options granted to our four executive officers.
•               13,333,333 shares required for the conversion of the 20 shares of Series L Convertible Preferred Stock.
•	130,000,000 shares required to be registered for conversion of a $1.8 million convertible promissory note held by JMJ Financial.
•	If we choose to redeem all of our outstanding short and long-terms debts that already have convertible features with shares of our common stock, we will have to issue approximately 8,528,797,206.

After adding the 8,750,117,528 hypothetical shares to our current issued and outstanding balance of 7,287,218,961, we would have 16,037,336,489 shares outstanding.  In this hypothetical model we would be 6,037,336,489 shares short.

We currently are controlled by our executive officers and directors; however, a change-in-control may occur.

Our management beneficially owns 103,005,009 shares of our common stock or 1.44% (assuming exercise of their currently exercisable options) of our common stock.  Although management owns a minority of the outstanding common stock, since we do not have cumulative voting, and since, in all likelihood the officers and directors will be voting as a block and will be able to obtain proxies of other shareholders, management may remain in a position to elect all of our directors and control our policies and issue up to 67,284,946,237 shares to draw the balance of

10-K Main Table of Contents

$12,515,000 available under the Southridge Private Equity Credit Agreement.  The amounts of shares issuable under the Southridge Private Equity Credit Agreement or any subsequent Private Equity Credit Agreement could increase substantially if our common stock price declines.  Dilution to management's ownership percentage as a result of share issuances under the Southridge Private Equity Credit Agreement and subsequent financings could cause a change in control.

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

We hold the rights, through an exclusive patent licensing agreement, for the use of the patent for the CTLM® technology.  In addition, we own 22 patents and have 2 additional United States patents pending with regard to optical tomography.  We also have three non-exclusive licensing agreements for software from third-parties. If any of these agreements were terminated, our operations may be curtailed until alternative solutions were found.

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

Progress toward re-submitting a PMA application during Fiscal Year 2012 and the beginning months of Fiscal Year 2013 was significantly delayed and then eventually halted simply due to lack of funding to hire the necessary FDA consultants required to assist in the process.  Our employees have reached their level of FDA expertise related to preparing the “ground work” for a PMA application submission and can proceed no further without the expert assistance of FDA consultants.

During the fiscal year ended June 30, 2012, there was a significant reduction in key Company staff due to employee resignations, retirement and layoffs, which reduced operating overhead until additional external funding could be secured.  We will not hire replacement staff until such time as we have secured sufficient funding to complete the PMA filing with the FDA.  Prior to the reduction in key staff members, an internal PMA application strategy that might allow inclusion of previously collected patient data was developed.  This approach (generally referred to as a PMA Protocol) will need to be qualified by our FDA consultants prior to presenting our approach to the FDA Reviewers/Examiners.  The forum for this process is generally referred to as an FDA “Pre- IDE” meeting (essentially a pre-clinical meeting) between the Company, its FDA Consultants and the FDA/PMA Examiners.  During the “Pre-IDE” meeting, the Company (and its FDA Consultants) would present their approach for both data collection, patient selection and data analysis.  The FDA Reviewers would provide input (critique and suggestions) to us as to what they believe an acceptable PMA protocol would require.  Once agreement is reached by all parties the next logical step is to implement the protocol. .

During fiscal 2012, a significant reduction in operating overhead/expenses occurred due to the reduction in key staff. This reduction in staff halted any progress towards getting the PMA application started as a result of our financial and funding limitations.  We will not be able to proceed with the PMA application process until funding has been secured and the FDA consultants engaged to continue the process.  There can be no assurance that we will obtain this funding.

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

We have commenced international sales efforts for the CTLM® in Asia, Europe, China, South America, Mexico and the Middle East.  Our marketing plans for the Middle East are subject to the following: that (i) certain Middle Eastern countries are subject to economic sanctions, (ii) IDSI is not marketing and will not market the CTLM® in countries that are subject to economic sanctions, and (iii) IDSI has and will have no agreements, commercial arrangements, or other contacts with the government or entities controlled by the government in any such country for so long as the sanctions remain in place.  Until we receive marketing clearance from the FDA to market the CTLM® in the United States, our revenues, if any, will be derived from sales to international distributors.  A significant portion of our revenues may be subject to the risks associated with international sales, including:

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

10-K Main Table of Contents

Our business has the risk of product liability claims, and preferred insurance coverage may be expensive or unavailable, which may expose us to material liabilities.

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, and marketing of cancer detection products.  Significant litigation, not involving us, has occurred in the past based on the allegations of false negative diagnoses of cancer.  There can be no assurance that we will not be subjected to claims and potential liability.  Although the FDA does not require product liability insurance with regard to clinical investigations, we previously carried $3,000,000 in product liability insurance to cover both clinical sites and sales.  As part of our cost savings initiatives, we cancelled the policy as we have not had any adverse experiences after conducting more than 25,000 patient scans worldwide.  We have assumed the risk of product liability.  A successful product liability claim against us could have a material adverse effect on the Company.  Furthermore, there can be no assurance that, in the future, we will be able to obtain adequate or maintain product liability insurance on acceptable terms.

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

On July 21, 2011, we entered into an agreement with Ft. Lauderdale Business Plaza Associates, an unaffiliated third-party, for an additional 4,800 square feet of commercial office space at 5301 NW 35th Terrace, Ft. Lauderdale, Florida.  The term of the lease will run concurrent with our original lease commencing on September 1, 2011 and terminating on September 30, 2013.  The monthly base rent for the initial year is $4,500 plus applicable sales tax and increase by 3.5% each year to the lease expiration.  We terminated this lease agreement and obtained a release dated August 2, 2012 from Ft. Lauderdale Business Plaza Associates.

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

10-K Main Table of Contents

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

Item 4. Mine Safety Disclosures.

Not Applicable

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

QUARTER ENDING	High Bid	Low Bid

FISCAL YEAR 2010
First Quarter	$0.011	$0.004
Second Quarter	$0.029	$0.007
Third Quarter	$0.068	$0.018
Fourth Quarter	$0.063	$0.02

FISCAL YEAR 2011
First Quarter	$0.034	$0.02
Second Quarter	$0.041	$0.0132
Third Quarter	$0.04	$0.023
Fourth Quarter	$0.025	$0.013

FISCAL YEAR 2012
First Quarter	$0.023	$0.012
Second Quarter	$0.014	$0.0025
Third Quarter	$0.0033	$0.0009
Fourth Quarter	$0.0012	$0.0003

FISCAL YEAR 2013
First Quarter	$0.0019	$0.0002
Second Quarter (until October 10, 2012)	$0.0003	$0.0002

On October 10, 2012, the closing trade price of the common stock as reported on the OTC Bulletin Board was $0.0002.  As of such date, there were approximately 2,843 registered holders of record of our common stock.

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

Issuance of Stock in Connection with Short-Term Loans
In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  $30,000 principal on one of the notes was sold to OTC Global Partners in October 2012.  As of the date of this report, we have repaid an aggregate principal and premium in the amount of $148,500 on these short-term notes and owe a balance of $192,100 of which $100,000 is the principal remaining from one note and $92,100 is the balance of premium due from three notes.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through June 30, 2012 for 3% additional premium per month.  However, as of the date of this report, we are accruing this 3% additional premium per month but have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with all of the extensions, a total of $85,600 of additional premium was accrued as of the date of this report.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through June 30, 2012 for 3% additional premium per month on each note.  However, as of the date of this report, we are accruing this 3% additional premium per month but have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with these extensions a total of $323,906 of additional premium was accrued for the December 2009 notes as of the date of this report.  In April 2011, Southridge purchased a total of $200,000 in principal value of promissory notes from the private investor.  As of the date of this report, Southridge has converted $131,450 principal and $55,600 premium into 251,995,632 shares of which 20,746,666 shares of our common stock that was previously issued as collateral.

10-K Main Table of Contents

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through May 31, 2012 for 3% additional premium per month on each note.  In January 2011, Southridge purchased a total of $600,000 in principal value of promissory notes from the private investor.  From January 2011 to June 2012, Southridge fully converted the $600,000 principal and $344,550 premium into 413,172,232 shares of our common stock of which 31,056,108 shares were collateral shares and 382,116,124 new shares were issued pursuant to Rule 144.

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

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we were obligated to pay back his principal, $26,400 in premium and issue 3,000,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our annual meeting to be held on July 12, 2011.  On September 9, 2011, we issued the 3,000,000 common shares pursuant to Rule 144.  We received an extension of maturity date to October 31, 2012 for this note.

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

10-K Main Table of Contents

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

In September 2011, we received $133,000 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $100,000, respectively.  One of the $100,000 notes provided for a $33,000 original issue discount and the other $100,000 note provided a $34,000 original issue discount.  The notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to December 31, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $200,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices

10-K Main Table of Contents

during the 10 trading days immediately prior to the date of the conversion notice.  The $100,000 note has been paid in full through the conversion to common stock pursuant to Rule 144.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 12, 2012.  We received an extension of maturity date to December 31, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 26, 2012.  We received an extension of maturity date to December 31, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

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

10-K Main Table of Contents

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

In May 2012, we received $13,000 from Linda Grable pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 21, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Ms. Grable may elect at an Event of Default to convert any part or all of the $13,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In May 2012, we received $32,000 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from May 17, 2013 to May 20, 2013.  The notes provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $32,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In June 2012, we received $6,672 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before June 17, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $6,672 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In June 2012, we received $14,000 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from June 6, 2013 to June 20, 2013.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $14,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In July 2012, we received $20,100 from a private investor pursuant to four short-term promissory notes with a maturity date ranging from July 9, 2013 to July 24, 2013.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $20,100 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In August 2012, we received $25,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $25,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.  We reserved 50,000,000 shares of our common stock in connection with this loan.

In August 2012, we received $95,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $95,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock

10-K Main Table of Contents

on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date. We reserved 400,000,000 shares of our common stock in connection with this loan.

On August 20, 2012, Southridge sold $70,000 of their original $100,000 short-term promissory note dated October 12, 2011 to Levin Consulting Group.  The terms of the original note remain the same except that the holder may elect at an Event of Default to convert any part or all of the $70,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In August 2012, we received $35,000 from Levin Consulting Group pursuant to a short-term promissory note with a maturity date of August 20, 2013.  The note provides for a redemption premium of 15% of the principal amount on or before November 18, 2012; 20% on or before December 18, 2012; 25% on or before January 17, 2013; and 30% on or before February 16, 2013.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $35,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

On August 20, 2012, Southridge sold $30,000 of their original $100,000 short-term promissory note dated October 12, 2011 to SGI Group LLC (“SGI”).  The terms of the original note remain the same except that the holder may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In August 2012, we received $15,000 from SGI pursuant to a short-term promissory note with a maturity date of August 20, 2013.  The note provides for a redemption premium of 15% of the principal amount on or before November 18, 2012; 20% on or before December 18, 2012; 25% on or before January 17, 2013; and 30% on or before February 16, 2013.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $15,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In September 2012, we received $29,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $30,000.  The note provides for a $1,000 original issue discount.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 150,000,000 shares of our common stock in connection with this loan.

In September 2012, we received $25,000 from Panache pursuant to a short-term promissory note of which the principal on the note was $30,000.  The note provides for a $5,000 original issue discount.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Panache may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided

10-K Main Table of Contents

that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 200,000,000 shares of our common stock in connection with this loan.

In September 2012, we received $30,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 20% on or before December 17, 2012; 25% on or before March 17, 2013; and 30% on or before June 15, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 700,000,000 shares of our common stock in connection with this loan.

On September 26, 2012, a private investor sold $30,000 of its original $100,000 short-term promissory note dated November 23, 2009 to OTC Global Partners.  The terms of the original note remain the same except that the new note provides for a new redemption premium of 15% of the principal amount on or before September 25, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  OTC Global Partners may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In October 2012, we received $30,000 from Panache pursuant to a short-term promissory note.  The note provides a maturity date of September 28, 2013.  Interest will accrue at 10% per annum until maturity.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Panache may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In October 2012, we received $38,500 from FLUX Carbon Starter pursuant to a short-term promissory note.  The note provides a maturity date of October 3, 2013.  We received net proceeds of $33,250 after deductions of $3,500 for legal fees and $1,750 for a finder’s fee.  Interest will accrue at 10% per annum until maturity.  FLUX Carbon Starter may elect at an Event of Default to convert any part or all of the $38,500 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In October 2012, we received $27,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $40,000.  The note provides for a $13,000 original issue discount.  The note provides for a redemption premium of 20% on or before January 7, 2012; 25% on or before April 7, 2013; and 30% on or before July 15, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 300,000,000 shares of our common stock in connection with this loan.

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

10-K Main Table of Contents

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

On May 21, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $18,500 principal.  We issued Asher 102,777,778 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00018 per share.

On May 22, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,330 principal.  We issued Panache 50,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000186 per share.

On May 29, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $12,000 principal.  We issued Asher 66,666,667 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00018 per share.

On May 30, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,330 principal.  We issued Panache 50,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000186 per share.

10-K Main Table of Contents

On June 4, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $8,000 principal and $3,140 in interest.  We issued Asher 85,692,308 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00013 per share.

On June 5, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,920 principal.  We issued Panache 80,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000124 per share.

On June 8, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $12,000 principal.  We issued Asher 85,692,308 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00014 per share.

On June 12, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $14,000 principal.  We issued Asher 100,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00014 per share.

On June 15, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $13,000 principal.  We issued Asher 68,421,053 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00019 per share.

On June 20, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $14,000 principal and $2,120 in interest.  We issued Asher 94,823,529 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00017 per share.

On July 17, 2012, Ms. Grable executed a full debt to equity conversion of a $13,000 short-term promissory note in which she converted $13,000 principal and $148 in interest.  We issued Ms. Grable 43,827,215 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0003 per share.

On July 17, 2012, a private investor executed a partial debt to equity conversion of five of her notes in which she converted $19,583 principal into 100,000,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.000177 per share.

On July 25, 2012, a private investor executed a full debt to equity conversion of a $3,000 short-term promissory note in which she converted $3,000 principal into 10,000,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0003 per share.

On July 30, 2012, a private investor executed a partial debt to equity conversion of a $10,000 short-term promissory note in which she converted $6,900 principal into 23,000,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0003 per share.

On August 7, 2012, a private investor sold their December 2011 short-term promissory notes totaling $21,604 in principal and $5,334 in premium to OTC Global Partners.  A new short-term promissory note was issued to OTC Global Partners dated August 7, 2012 with a taking period back to December 7, 2011.  OTC Global Partners may elect at an Event of Default to convert any part or all of the $21,604 Principal Amount of the Note plus accrued premium into shares of our common stock at a conversion price $0.00032.

On August 7, 2012, OTC Global Partners executed a partial debt to equity conversion of the $21,604 short-term promissory note in which they converted $21,604 principal and $2,396 in premium.  We issued OTC Global Partners 75,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00032 per share.

On September 5, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 28, 2011 in which they converted $85,582 principal.  We issued Southridge 380,363,446 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00023 per share.

On September 10, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $20,000 principal.  We issued Levin Consulting Group 80,000,000 common shares pursuant to Rule 144 based on an agreed

10-K Main Table of Contents

conversion price of $0.00025 per share.  On September 21, 2012 we issued Levin Consulting Group an additional 120,000,000 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On September 10, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $14,885 principal.  We issued Panache 80,026,882 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000186 per share.

On September 11, 2012, Southridge executed a final debt to equity conversion of a $100,000 short-term promissory note dated September 28, 2011 in which they converted $10,418 principal and $3,004 in interest.  We issued Southridge 89,478,883 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00015 per share.

On September 11, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $32,500 principal and $7,036 in interest.  We issued Southridge 263,570,776 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00015 per share.

On September 12, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $4,150 principal.  We issued Southridge 27,666,667 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00015 per share.

On September 12, 2012, Panache executed a partial debt to equity conversion of a $40,000 short-term promissory note dated November 21, 2011 in which they converted $23,250 principal.  We issued Panache 125,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000186 per share.

On September 19, 2012, Panache executed a final debt to equity conversion of a $40,000 short-term promissory note dated November 21, 2011 in which they converted $16,750 principal and $3,244 in interest.  We issued Panache 128,991,484 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000155 per share.

On September 20, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $47,300 principal and $153 in interest.  We issued Southridge 379,627,369 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000125 per share.

On September 27, 2012, OTC Global Partners executed a partial debt to equity conversion of the $30,000 short-term promissory note in which they converted $18,000 in principal.  We issued OTC Global Partners 180,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On September 28, 2012, Panache executed a partial debt to equity conversion of a $25,000 short-term promissory note dated February 28, 2012 in which they converted $13,200 principal.  We issued Panache 120,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00011 per share.

On October 1, 2012, Southridge executed a final debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $16,050 principal and $219 in interest.  We issued Southridge 162,691,781 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On October 1, 2012, Southridge executed a partial debt to equity conversion of a $20,000 short-term promissory note dated November 14, 2011 in which they converted $10,900 principal and $1,398 in interest.  We issued Southridge 122,983,562 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On October 2, 2012, Southridge executed a final debt to equity conversion of a $20,000 short-term promissory note dated November 14, 2011 in which they converted $9,100 principal and $18 in interest.  We issued Southridge 91,175,304 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On October 3, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $9,000 principal and $106 in interest.  We issued SGI Group 182,124,200 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

10-K Main Table of Contents

On October 4, 2012, Panache executed a partial debt to equity conversion of a $25,000 short-term promissory note dated February 28, 2012 in which they converted $6,600 principal.  We issued Panache 120,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000055 per share.

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to October 10, 2012, Southridge issued notices of conversion to settle $525,000 in principal plus accrued premiums totaling $255,651 into 53,143,682 shares of our common stock, of which 51,802,774 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.

As of the date of this report, we owe a total of $1,842,269 of short term debt of which $1,217,724 is principal, $594,830 is accrued premium and $29,716 is accrued interest.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $2,347,787 principal, $405,790 in premium, and $102,416 in interest has been converted into 4,736,716,636 shares of our common stock of which 51,802,774 shares were collateral shares and 4,684,913,862 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $268,550 principal of the remaining notes.

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

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received $258,000 after deductions of $30,000 for a 10% Finder’s Fee and $12,000 for an Origination Fee.  The second tranche of $100,000 closed on May 20, 2011, and we received $93,000 after deduction of $7,000 for a 7% Finder’s Fee.  A partial closing on the third tranche of $35,000 closed on October 7, 2011 and we received $32,250 after deduction of $2,750 for a 7% Finder’s Fee.  A partial closing on the third tranche of $25,000 closed on February 8, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder’s Fee, which is $1,750.  A partial closing on the third tranche of $25,000 closed on February 29, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder’s Fee, which is $1,750.  A final closing on the third tranche of $15,000 closed on April 4, 2012 and we received $15,000.  In connection with this final third tranche we will pay a 7% Finder’s Fee, which is $1,050.  A partial closing on the fourth tranche of $10,000 closed on October 3, 2012 and we received $10,000.  In connection with this partial third tranche we will pay a 7% Finder’s Fee, which is $700.  Although we are not being funded based on the on achievement of milestones relating to the Registration Statement, we continue to draw funds from the Promissory Note from time to time based on the lender’s ability to fund us.  For the remaining three tranches, we are obligated to pay a Finder’s Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of the date of this report, $1,290,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $258,000 to terminate the agreement.

The Note, after the seven tranches are drawn, would generate net proceeds of $1,467,000 after payment of the Origination Fee and a 7% Finder’s Fee.  JMJ has the option to provide an additional $1,600,000 of funding on substantially the same terms as the first Agreement; however, we have the right to cancel, without penalty, the Note Agreement within five days of

10-K Main Table of Contents

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

10-K Main Table of Contents

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

On May 24, 2012, JMJ executed a debt to equity conversion of $22,260 in principal of the second tranche of $100,000 which we closed on May 20, 2011.  We issued JMJ 106,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00021 per share.

On May 31, 2012, JMJ executed a debt to equity conversion of $2,940 in principal of the second tranche of $100,000 which we closed on May 20, 2011.  We issued JMJ 14,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00021 per share.

On June 6, 2012, JMJ executed a debt to equity conversion totaling $19,551 of which $14,249 was interest for the second tranche of $100,000, which we closed on May 20, 2011 and $5,302 was principal for the third tranche of $35,000, which we closed on October 7, 2011.  We issued JMJ 105,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.000186 per share.

On September 7, 2012, JMJ executed a debt to equity conversion of $19,572 in principal of the third tranche of $35,000, which we closed on October 7, 2011.  We issued JMJ 120,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.000163 per share.

On October 3, 2012, JMJ executed a debt to equity conversion totaling $42,000 of which $14,501 was principal and $3,150 was interest for the third tranche of $35,000, which we closed on October 7, 2011; and $24,349 was principal of the fourth tranche of $25,000, which we closed on February 8, 2012.  We issued JMJ 300,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00014 per share.

As of the date of this report, we owe JMJ a total of $66,651 of which $50,526 is principal, $9,375 is consideration on the principal and $6,750 is interest.

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

On July 13, 2011, we filed a new Registration Statement covering 200,000,000 shares to be issued pursuant to the Southridge Private Equity Agreement.  This Registration Statement was not declared effective and was withdrawn in May 2012.

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

In September 2011, we received $133,000 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $100,000, respectively.  One of the $100,000 notes provided for a $33,000 original issue discount and the other $100,000 note provided a $34,000 original issue discount.  The notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to December 31, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $200,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  The $100,000 note has been paid in full through the conversion to common stock pursuant to Rule 144.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 12, 2012.  We received an extension of maturity date to December 31, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 26, 2012.  We received an extension of maturity date to December 31, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

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

In June 2012, we received $6,672 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before June 17, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $6,672 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In August 2012, we received $25,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $25,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.  We reserved 50,000,000 shares of our common stock in connection with this loan.

In August 2012, we received $95,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $95,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date. We reserved 400,000,000 shares of our common stock in connection with this loan.

10-K Main Table of Contents

On August 20, 2012, Southridge sold $70,000 of their original $100,000 short-term promissory note dated October 12, 2011 to Levin Consulting Group.  The terms of the original note remain the same except that the holder may elect at an Event of Default to convert any part or all of the $70,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

On August 20, 2012, Southridge sold $30,000 of their original $100,000 short-term promissory note dated October 12, 2011 to SGI Group LLC (“SGI”).  The terms of the original note remain the same except that the holder may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In September 2012, we received $29,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $30,000.  The note provides for a $1,000 original issue discount.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 150,000,000 shares of our common stock in connection with this loan.

In September 2012, we received $30,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 20% on or before December 17, 2012; 25% on or before March 17, 2013; and 30% on or before June 15, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 700,000,000 shares of our common stock in connection with this loan.

In October 2012, we received $27,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $40,000.  The note provides for a $13,000 original issue discount.  The note provides for a redemption premium of 20% on or before January 7, 2012; 25% on or before April 7, 2013; and 30% on or before July 15, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 300,000,000 shares of our common stock in connection with this loan.

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

10-K Main Table of Contents

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

On September 5, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 28, 2011 in which they converted $85,582 principal.  We issued Southridge 380,363,446 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00023 per share.

On September 11, 2012, Southridge executed a final debt to equity conversion of a $100,000 short-term promissory note dated September 28, 2011 in which they converted $10,418 principal and $3,004 in interest.  We issued Southridge 89,478,883 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00015 per share.

On September 11, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $32,500 principal and $7,036 in interest.  We issued Southridge 263,570,776 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00015 per share.

On September 12, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $4,150 principal.  We issued Southridge 27,666,667 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00015 per share.

10-K Main Table of Contents

On September 20, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $47,300 principal and $153 in interest.  We issued Southridge 379,627,369 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000125 per share.

On October 1, 2012, Southridge executed a final debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $16,050 principal and $219 in interest.  We issued Southridge 162,691,781 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On October 1, 2012, Southridge executed a partial debt to equity conversion of a $20,000 short-term promissory note dated November 14, 2011 in which they converted $10,900 principal and $1,398 in interest.  We issued Southridge 122,983,562 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On October 2, 2012, Southridge executed a final debt to equity conversion of a $20,000 short-term promissory note dated November 14, 2011 in which they converted $9,100 principal and $18 in interest.  We issued Southridge 91,175,304 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to October 10, 2012, Southridge issued notices of conversion to settle $525,000 in principal plus accrued premiums totaling $255,651 into 53,143,682 shares of our common stock, of which 51,802,774 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.

From November 2010 through October 2012, we received a total of $1,634,672 from Southridge pursuant to short-term promissory notes.  As of the date of this report, we may be obligated to issue Southridge a total of 3,482,410,567 shares to redeem short-term notes totaling $347,145 of which $285,172 is principal, $47,776 is premium and $14,197 is interest.

10-K Main Table of Contents

Item 6.                      Selected financial data

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements"

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2012	June 30, 2011	June 30, 2010	June 30, 2009	June 30, 2008

Sales	$211,720	$55,118	$181,172	$70,617	$39,647
Gain (Loss) on sale of fixed assets	-	-	-	1,181,894	1,609,525
Cost of Sales	35,895	15,265	22,512	20,546	20,944

Gross Profit	175,825	39,853	158,660	1,231,965	1,628,228

Operating Expenses	3,314,718	4,638,901	4,872,107	4,505,908	6,232,663

Operating Loss	(3,138,894)	(4,599,049)	(4,713,447)	(3,273,943)	(4,604,435)

Interest income	383	1,438	995	636	13,377
Other income	218,053	110,858	118,796	5,909	7,827
Derivative (expense) income	-	-	(64,524)	-	-
Chane in fair value of derivative liability	965,836	273,037	(137,631)	-	-
Interest expense	(1,260,008)	(1,663,809)	(175,904)	(677,031)	(40,447)

Net Loss	(3,214,630)	(5,877,525)	(4,971,715)	(3,944,429)	(4,623,678)

Dividends on cumulative Pfd. stock:
From discount at issuance	-	-	-	-	-
Earned	-	-	-	-	-

Net loss applicable to
common shareholders	$(3,214,630)	$(5,877,525)	$(4,971,715)	$(3,944,429)	$(4,623,678)

Net Loss per common share	$(0.0021)	$(0.0066)	$(0.0066)	$(0.0093)	$(0.0145)
Weighted avg. no. of common shares,
Basic & Diluted	1,513,716,229	885,074,029	758,622,934	424,330,162	318,673,749

Cash and Cash Equivalents	$1,623	$189,135	$73,844	$12,535	$49,433
Total Assets	561,699	870,653	980,360	1,134,580	1,583,356
Deficit accumulated during
the development stage	(120,973,036)	(117,758,407)	(111,880,882)	(106,909,167)	(102,964,738)
Stockholders' Equity	(5,672,768)	(4,729,168)	(2,715,156)	(1,129,222)	(468,761)

10-K Main Table of Contents

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Twelve Months Ended June 30, 2012 and June 30, 2011

SALES AND COST OF SALES
Revenues during the year ended June 30, 2012, were $211,720 representing an increase of $156,602 or 284% from $55,118 during the year ended June 30, 2011.  The increase in revenues is primarily a result of recording the sale of our CTLM® system to one of our distributors in fiscal 2012 compared to the installment sale of our CTLM® system to one of our distributors in fiscal 2011.

The Cost of Sales during the year ended June 30, 2012, was $35,895 representing an increase of $20,630 or 135% from $15,265 during the year ended June 30, 2011.  The increase in Cost of Sales is primarily a result of recording the sale of our CTLM® system to one of our distributors in fiscal 2012 compared to the installment sale of our CTLM® system to one of our distributors in fiscal 2011.

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

General and administrative expenses during the year ended June 30, 2012, were $2,214,184 representing a decrease of $882,025 or 28% from $3,096,209 during the year ended June 30, 2011.  Of the $2,214,184 and $3,096,209, compensation and related benefits comprised $1,123,088 (51%) and $1,638,657 (53%), respectively, representing a decrease of $515,569 or

10-K Main Table of Contents

31%.  Of the $1,123,088 and $1,638,657 compensation and related benefits, $18,725 (2%) and $354,399 (22%), respectively, were due to non-cash compensation associated with expensing stock options.

The general and administrative decrease of $882,024 is due primarily to a decrease of $515,569 in compensation and related benefits as a result of non-cash compensation associated with the expensing of stock options; $224,206 in payroll tax penalty & interest; $59,788 in proxy service expense for the processing and preparation of proxy materials for our annual meeting; $102,000 in loan cost expenses as a result of a reduction of the issuance of restricted shares in connection with short-term loans; $37,364 in premium expenses and $37,500 in additional consideration expense associated with short-term loans; $37,860 in placement fees associated with our Long-Term Promissory Notes with JMJ Financial; $43,610 in settlement expense associated the settlement agreement with Shraga Levin recorded in the prior fiscal year (see Item 3 Legal Proceedings).

The total decrease is partially offset by increases of $158,000 in original issue discount expense associated with short-term loans and $10,658 in legal expenses involving corporate and securities matters.

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

Research and development expenses during the year ended June 30, 2012 were $638,079 representing a decrease of $255,800 or 29% from $893,879 during the year ended June 30, 2011.  Of the $638,079 and $893,879, compensation and related benefits comprised $581,210 (91%) and $735,047 (82%), respectively, representing a decrease of $153,836 or 21%.  Of the $581,210 and $735,047 compensation and related benefits, $3,033 (1%) and $17,435 (2%), respectively, were due to non-cash compensation associated with expensing stock options.

The research and development decrease of $255,799 is due primarily to decreases of $139,435 in compensation and related benefits as a result of having fewer employees; $44,269 in FDA legal expenses; and $53,412 in consulting expenses due to the work performed by our consulting radiologist; $9,348 in new patent application expenses; and $6,545 in travel related expenses.

Clinical expenses during the year ended June 30, 2012, were $8,003 representing an increase of $6,252 or 357% from $1,751 as a result of the costs associated with a clinical study conducted at the Tianjin Medical University’s Cancer Institute and Hospital in Tianjin, China.

We expect a significant increase in our research and development expenses during the fiscal year ending June 30, 2013 due to increased costs associated with conducting the clinical trial and preparing the FDA application for Pre-Market Approval and submitting it to the FDA.  We also expect our consulting expenses and professional fees to increase due to the costs associated with conducting the clinical trial and preparing the FDA application.  See Item 1. Our Business - “CTLM® Development History, Regulatory and Clinical Status”.

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

Sales and marketing expenses during the year ended June 30, 2012, were $358,183 representing a decrease of $94,784 or 21% from $452,967 during the year ended June 30, 2011.  Of the $358,183 and $452,967, compensation and related benefits comprised $76,948 (21%) and $77,131 (17%), respectively, representing a decrease of $183 or 0%.  Of the $76,948 and $77,131 compensation and related benefits, $450 (1%) and $3,870 (5%), respectively, were due to non-cash compensation associated with expensing stock options.

10-K Main Table of Contents

The sales and marketing decrease of $94,784 was due primarily to decreases of $34,542 in travel related expenses; $25,006 in regulatory expenses; $15,946 in trade show expenses; $6,900 in consulting expenses; and a reduction in bad debt expense of $4,750.

We expect a significant increase in our sales and marketing expenses during the fiscal year ending June 30, 2013 due to the continued implementation of our global commercialization program.  We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase due to this program.

AGGREGATED OPERATING EXPENSES

Total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) during the year ended June 30, 2012, were $3,314,718 representing a decrease of $1,324,183 or 29% from $4,638,901 when compared to the operating expenses during the year ended June 30, 2011.  The overall decrease in expenses was a result of the reduced costs associated with short-term loans.

Compensation and related benefits during the year ended June 30, 2012, were $1,781,247 representing a decrease of $669,588 or 27% from $2,450,835 during the year ended June 30, 2011 due to a decrease in staff.  Of the $1,781,247 and $2,450,835 compensation and related benefits, $22,208 (1%) and $375,704 (15%), respectively, were due to non-cash compensation associated with expensing stock options.  The net decrease of $669,588 was due to a $316,093 decrease in cash compensation and a decrease of $353,495 in the recording of non-cash compensation related to the expensing of stock options.

Inventory valuation adjustments during the year ended June 30, 2012, were $95,096 representing a decrease of $43,633 or 46% from $95,096 during the year ended June 30, 2011.  The decrease is due to the additional write-down of systems that have lost value due to usage as demonstrators on consignment.  See “Critical Accounting Policy – Inventory”.

Depreciation and amortization during the year ended June 30, 2012, were $52,810 representing a decrease of $47,941 or 48% from $100,751 during the year ended June 30, 2011.  The decrease of $47,941is due primarily to less depreciation being recorded during the year ended June 30, 2012.

Interest expense during the fiscal year ended June 30, 2012, was $1,260,008 representing a decrease of $403,801 or 24% from $1,663,809 during the year ended June 30, 2011.  The decrease of $403,801 is primarily due to the recording the changes of derivative liability.  Of the $1,260,008, $1,179,622 is the amortization of the debt discount on the convertible promissory notes at below market prices on the Short-Term and Long-Term Promissory Notes; $78,605 is interest on Short-Term and Long-Term Promissory Notes.  See Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters – “Financing/Equity Line of Credit”

Other income during the year ended June 30, 2012, was $218,053 representing an increase of $107,195 or 97% from $110,858 during the year ended June 30, 2011.  Of the $218,053 other income, $108,300 of income as a result of the cancellation of loan premiums that were originally recorded in prior accounting periods.  When the promissory notes were converted through debt to equity exchanges, the Company was able to cancel the loan premium that was only applicable under the cash redemption feature of the note. $92,029 represented the extinguishment of debt and $4,750 represented an adjustment to the allowance for doubtful accounts.

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

Balance Sheet Data
We have financed our operations since inception by the issuance of equity securities with aggregate net proceeds of approximately $70,271,248 and through loan transactions in the aggregate net amount of $6,471,970.  Furthermore, we issued equity securities for the conversion of all outstanding convertible debentures in the aggregate net amount of $4,040,000.

Our combined cash and cash equivalents totaled $1,623 at June 30, 2012.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to obtain FDA marketing clearance, the expected costs of commercializing our initial product, the CTLM®, and the time required for homologations from certain countries.

Our inventory, which consists of raw materials, work in process (including completed units under testing), finished goods less Inventory Reserve, totaled $246,020 at June 30, 2012 and $322,562 at June 30, 2011.  Raw materials used for research and development or other purposes are expensed and not included in inventory.  This decrease is primarily due to inventory valuation adjustments of $51,462 and $35,895 to Cost of Goods Sold.  We expect to recover our investment because the CTLM® represents a new technology for imaging the breast using a laser beam instead of ionizing x-ray to produce three dimensional images.  During fiscal year 2012, we continued to receive encouraging results and scientific clinical papers from our various clinical collaboration sites worldwide.  We continue to believe that over time the CTLM® will gain worldwide acceptance in the medical community because computed tomography has a strong basis in science.  (See Note 6 “Inventories”).

Our property and equipment, net, totaled $131,152 at June 30, 2012 and $161,713 at June 30, 2011.  The overall decrease of $30,561 is due primarily to depreciation during fiscal year 2012 (See Note 7 – Property and Equipment).

Our Intangible assets (formerly “Other assets”) totaled $102,530 at June 30, 2012 compared to $136,706 at June 30, 2011.  This decrease is due to the amortization of a patent licensing agreement.

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

We have financed our operating and research and development activities through several private placement transactions.  Net cash used for operating and product development expenses, which include our purchase of additional materials to continue the manufacture of CTLM® Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law was $1,620,489 during fiscal 2012, compared to net cash used by operating activities and product development of the CTLM® and related software development of $2,451,709 during fiscal 2011.  At June 30, 2012, we had negative working capital of ($5,650,805) compared to negative working capital of ($4,424,145) at June 30, 2011.

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

10-K Main Table of Contents

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

During fiscal 2012, we raised a total of $0 through private placement transactions pursuant to our Amended Private Equity Credit Agreement with Southridge dated January 7, 2010.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  We expect to use our Amended Private Equity Agreement with Southridge and/or alternative financing facilities to raise the additional funds required to continue operations.  In the event that we are unable or elect not to utilize the Amended Private Equity Agreement with Southridge or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Southridge or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.  In the event we are unable to draw from this new private equity line, alternative financing will be required to continue operations, and there is no assurance that we will be able to obtain alternative financing on commercially reasonable terms.  There is no assurance that, if and when Food and Drug Administration (“FDA”) marketing clearance is obtained, the CTLM® will achieve market acceptance or that we will achieve a profitable level of operations.

As of the date of this report, since January 2001, we have drawn an aggregate of $45,199,650 in gross proceeds from our equity credit lines with Charlton and Southridge and have issued 532,408,149 shares as a result of those draws.

As of the date of this report, we have issued and outstanding 7,287,218,961 shares of common stock out of 10,000,000,000 authorized shares.  In addition, we have reserved 77,986,989 shares to cover outstanding options.  We had anticipated that revenues would have been a significant source of cash by the date of this report, but commercialization has been slower than expected largely due to the delay in obtaining FDA approval, which we believe has depressed our stock price.  We previously used the proceeds of the sale of our building and the proceeds of the sale of convertible debentures for working capital.  In May 2008, we returned to equity funding through our Private Equity Credit Agreement(s).  From November 2009 through September 2011 we relied on short-term loans from private investors for working capital (“See Issuance of Stock in Connection with Short-Term Loans”).  From February 2011 through October 2012, we also relied on long-term loans from private investors for working capital (“See Issuance of Stock in Connection with Long-Term Loans”).

From May 2010 to June 2012, claims were made by the IRS for payment of our accrued payroll taxes, interest and penalties, which as of June 30, 2012 was $1,489,640.  We engaged tax counsel to handle this matter and intend to fully satisfy our tax obligations.  In order to qualify for an IRS Installment Agreement, we must be current in our payment of payroll taxes in the period they are due.  We have paid all of our payroll taxes payable for the calendar year 2012.

The IRS sent formal collection demands for each quarter we were delinquent in payment of payroll taxes beginning with the quarter ending March 31, 2010.  On November 22, 2011, the IRS filed a lien with the Secretary of State of Florida in Tallahassee, Florida totaling $779,996.  Subsequently, on February 2, 2012, the IRS filed a lien with the Secretary of State of Florida in Tallahassee, Florida totaling $140,439; and on June 28, 2012, the IRS filed a lien with the Secretary of State of Florida in Tallahassee, Florida totaling $1,479.  Our tax counsel negotiated an Installment Agreement to make installment payments to satisfy outstanding taxes, penalties and interest due.  The Installment Agreement states that we must pay $15,000 a month for 12 months with the first payment due by November 28, 2012; $20,000 a month for 12 months beginning November 28, 2013; and $25,000 a month for 12

10-K Main Table of Contents

months beginning November 28, 2014 until such time as the balance owed is paid in full.  In the event that we are able to pay off the balance due to the IRS, our tax counsel would attempt to negotiate a waiver on the penalties.

From July 1, 2012 through October 10, 2012, we have made payments to the IRS totaling $121,584.  We have paid all of our payroll taxes payable for the calendar year 2012.  Of the $121,584, we paid accrued payroll taxes totaling $67,359 for the quarter ending March 31, 2012 and $21,134 for the quarter ending June 30, 2012.  These payments reduced the balance of accrued payroll taxes from $1,480,455 to $1,391,691.  We paid a total of $33,091 for the quarter ending September 30, 2012 and $2,174 during the second quarter through October 10, 2012.

If we ultimately are unable to pay the outstanding payroll tax, penalties and interest on a timetable pursuant to the terms of the Installment Agreement, we may have to cease operations.

Issuance of Stock in Connection with Short-Term Loans
In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  $30,000 principal on one of the notes was sold to OTC Global Partners in October 2012.  As of the date of this report, we have repaid an aggregate principal and premium in the amount of $148,500 on these short-term notes and owe a balance of $192,100 of which $100,000 is the principal remaining from one note and $92,100 is the balance of premium due from three notes.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through June 30, 2012 for 3% additional premium per month.  However, as of the date of this report, we are accruing this 3% additional premium per month but have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with all of the extensions, a total of $85,600 of additional premium was accrued as of the date of this report.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through June 30, 2012 for 3% additional premium per month on each note.  However, as of the date of this report, we are accruing this 3% additional premium per month but have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with these extensions a total of $323,906 of additional premium was accrued for the December 2009 notes as of the date of this report.  In April 2011, Southridge purchased a total of $200,000 in principal value of promissory notes from the private investor.  As of the date of this report, Southridge has converted $131,450 principal and $55,600 premium into 251,995,632 shares of which 20,746,666 shares of our common stock that was previously issued as collateral.

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through May 31, 2012 for 3% additional premium per month on each note.  In January 2011, Southridge purchased a total of $600,000 in principal value of promissory notes from the private investor.  From January 2011 to June 2012, Southridge fully converted the $600,000 principal and $344,550 premium into 413,172,232 shares of our common stock of which 31,056,108 shares were collateral shares and 382,116,124 new shares were issued pursuant to Rule 144.

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

10-K Main Table of Contents

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

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we were obligated to pay back his principal, $26,400 in premium and issue 3,000,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our annual meeting to be held on July 12, 2011.  On September 9, 2011, we issued the 3,000,000 common shares pursuant to Rule 144.  We received an extension of maturity date to October 31, 2012 for this note.

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

10-K Main Table of Contents

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

In September 2011, we received $133,000 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $100,000, respectively.  One of the $100,000 notes provided for a $33,000 original issue discount and the other $100,000 note provided a $34,000 original issue discount.  The notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to December 31, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $200,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  The $100,000 note has been paid in full through the conversion to common stock pursuant to Rule 144.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 12, 2012.  We received an extension of maturity date to December 31, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 26, 2012.  We received an extension of maturity date to December 31, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the

10-K Main Table of Contents

$100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

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

10-K Main Table of Contents

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

In May 2012, we received $13,000 from Linda Grable pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 21, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Ms. Grable may elect at an Event of Default to convert any part or all of the $13,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a

10-K Main Table of Contents

conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In May 2012, we received $32,000 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from May 17, 2013 to May 20, 2013.  The notes provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $32,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In June 2012, we received $6,672 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before June 17, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $6,672 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In June 2012, we received $14,000 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from June 6, 2013 to June 20, 2013.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $14,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In July 2012, we received $20,100 from a private investor pursuant to four short-term promissory notes with a maturity date ranging from July 9, 2013 to July 24, 2013.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $20,100 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In August 2012, we received $25,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $25,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.  We reserved 50,000,000 shares of our common stock in connection with this loan.

In August 2012, we received $95,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $95,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date. We reserved 400,000,000 shares of our common stock in connection with this loan.

On August 20, 2012, Southridge sold $70,000 of their original $100,000 short-term promissory note dated October 12, 2011 to Levin Consulting Group.  The terms of the original note remain the same except that the holder may elect at an Event of Default to convert any part or all of the $70,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In August 2012, we received $35,000 from Levin Consulting Group pursuant to a short-term promissory note with a maturity date of August 20, 2013.  The note provides for a redemption premium of 15% of the principal amount on or before November 18, 2012; 20% on or before December 18, 2012; 25% on or before January 17, 2013; and 30%

10-K Main Table of Contents

on or before February 16, 2013.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $35,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

On August 20, 2012, Southridge sold $30,000 of their original $100,000 short-term promissory note dated October 12, 2011 to SGI Group LLC (“SGI”).  The terms of the original note remain the same except that the holder may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In August 2012, we received $15,000 from SGI pursuant to a short-term promissory note with a maturity date of August 20, 2013.  The note provides for a redemption premium of 15% of the principal amount on or before November 18, 2012; 20% on or before December 18, 2012; 25% on or before January 17, 2013; and 30% on or before February 16, 2013.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $15,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In September 2012, we received $29,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $30,000.  The note provides for a $1,000 original issue discount.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 150,000,000 shares of our common stock in connection with this loan.

In September 2012, we received $25,000 from Panache pursuant to a short-term promissory note of which the principal on the note was $30,000.  The note provides for a $5,000 original issue discount.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Panache may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 200,000,000 shares of our common stock in connection with this loan.

In September 2012, we received $30,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 20% on or before December 17, 2012; 25% on or before March 17, 2013; and 30% on or before June 15, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 700,000,000 shares of our common stock in connection with this loan.

10-K Main Table of Contents

On September 26, 2012, a private investor sold $30,000 of its original $100,000 short-term promissory note dated November 23, 2009 to OTC Global Partners.  The terms of the original note remain the same except that the new note provides for a new redemption premium of 15% of the principal amount on or before September 25, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  OTC Global Partners may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In October 2012, we received $30,000 from Panache pursuant to a short-term promissory note.  The note provides a maturity date of September 28, 2013.  Interest will accrue at 10% per annum until maturity.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Panache may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In October 2012, we received $38,500 from FLUX Carbon Starter pursuant to a short-term promissory note.  The note provides a maturity date of October 3, 2013.  We received net proceeds of $33,250 after deductions of $3,500 for legal fees and $1,750 for a finder’s fee.  Interest will accrue at 10% per annum until maturity.  FLUX Carbon Starter may elect at an Event of Default to convert any part or all of the $38,500 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In October 2012, we received $27,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $40,000.  The note provides for a $13,000 original issue discount.  The note provides for a redemption premium of 20% on or before January 7, 2012; 25% on or before April 7, 2013; and 30% on or before July 15, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 300,000,000 shares of our common stock in connection with this loan.

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

10-K Main Table of Contents

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

10-K Main Table of Contents

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

On May 21, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $18,500 principal.  We issued Asher 102,777,778 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00018 per share.

On May 22, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,330 principal.  We issued Panache 50,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000186 per share.

On May 29, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $12,000 principal.  We issued Asher 66,666,667 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00018 per share.

On May 30, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,330 principal.  We issued Panache 50,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000186 per share.

On June 4, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $8,000 principal and $3,140 in interest.  We issued Asher 85,692,308 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00013 per share.

On June 5, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,920 principal.  We issued Panache 80,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000124 per share.

On June 8, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $12,000 principal.  We issued Asher 85,692,308 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00014 per share.

On June 12, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $14,000 principal.  We issued Asher 100,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00014 per share.

On June 15, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $13,000 principal.  We issued Asher 68,421,053 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00019 per share.

On June 20, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $14,000 principal and $2,120 in interest.  We issued Asher 94,823,529 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00017 per share.

10-K Main Table of Contents

On July 17, 2012, Ms. Grable executed a full debt to equity conversion of a $13,000 short-term promissory note in which she converted $13,000 principal and $148 in interest.  We issued Ms. Grable 43,827,215 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0003 per share.

On July 17, 2012, a private investor executed a partial debt to equity conversion of five of her notes in which she converted $19,583 principal into 100,000,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.000177 per share.

On July 25, 2012, a private investor executed a full debt to equity conversion of a $3,000 short-term promissory note in which she converted $3,000 principal into 10,000,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0003 per share.

On July 30, 2012, a private investor executed a partial debt to equity conversion of a $10,000 short-term promissory note in which she converted $6,900 principal into 23,000,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0003 per share.

On August 7, 2012, a private investor sold their December 2011 short-term promissory notes totaling $21,604 in principal and $5,334 in premium to OTC Global Partners.  A new short-term promissory note was issued to OTC Global Partners dated August 7, 2012 with a taking period back to December 7, 2011.  OTC Global Partners may elect at an Event of Default to convert any part or all of the $21,604 Principal Amount of the Note plus accrued premium into shares of our common stock at a conversion price $0.00032.

On August 7, 2012, OTC Global Partners executed a partial debt to equity conversion of the $21,604 short-term promissory note in which they converted $21,604 principal and $2,396 in premium.  We issued OTC Global Partners 75,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00032 per share.

On September 5, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 28, 2011 in which they converted $85,582 principal.  We issued Southridge 380,363,446 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00023 per share.

On September 10, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $20,000 principal.  We issued Levin Consulting Group 80,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00025 per share.  On September 21, 2012 we issued Levin Consulting Group an additional 120,000,000 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On September 10, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $14,885 principal.  We issued Panache 80,026,882 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000186 per share.

On September 11, 2012, Southridge executed a final debt to equity conversion of a $100,000 short-term promissory note dated September 28, 2011 in which they converted $10,418 principal and $3,004 in interest.  We issued Southridge 89,478,883 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00015 per share.

On September 11, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $32,500 principal and $7,036 in interest.  We issued Southridge 263,570,776 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00015 per share.

On September 12, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $4,150 principal.  We issued Southridge 27,666,667 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00015 per share.

On September 12, 2012, Panache executed a partial debt to equity conversion of a $40,000 short-term promissory note dated November 21, 2011 in which they converted $23,250 principal.  We issued Panache 125,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000186 per share.

10-K Main Table of Contents

On September 19, 2012, Panache executed a final debt to equity conversion of a $40,000 short-term promissory note dated November 21, 2011 in which they converted $16,750 principal and $3,244 in interest.  We issued Panache 128,991,484 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000155 per share.

On September 20, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $47,300 principal and $153 in interest.  We issued Southridge 379,627,369 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000125 per share.

On September 27, 2012, OTC Global Partners executed a partial debt to equity conversion of the $30,000 short-term promissory note in which they converted $18,000 in principal.  We issued OTC Global Partners 180,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On September 28, 2012, Panache executed a partial debt to equity conversion of a $25,000 short-term promissory note dated February 28, 2012 in which they converted $13,200 principal.  We issued Panache 120,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00011 per share.

On October 1, 2012, Southridge executed a final debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $16,050 principal and $219 in interest.  We issued Southridge 162,691,781 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On October 1, 2012, Southridge executed a partial debt to equity conversion of a $20,000 short-term promissory note dated November 14, 2011 in which they converted $10,900 principal and $1,398 in interest.  We issued Southridge 122,983,562 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On October 2, 2012, Southridge executed a final debt to equity conversion of a $20,000 short-term promissory note dated November 14, 2011 in which they converted $9,100 principal and $18 in interest.  We issued Southridge 91,175,304 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On October 3, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $9,000 principal and $106 in interest.  We issued SGI Group 182,124,200 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On October 4, 2012, Panache executed a partial debt to equity conversion of a $25,000 short-term promissory note dated February 28, 2012 in which they converted $6,600 principal.  We issued Panache 120,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000055 per share.

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to October 10, 2012, Southridge issued notices of conversion to settle $525,000 in principal plus accrued premiums totaling $255,651 into 53,143,682 shares of our common stock, of which 51,802,774 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.

As of the date of this report, we owe a total of $1,842,269 of short term debt of which $1,217,724 is principal, $594,830 is accrued premium and $29,716 is accrued interest.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $2,347,787 principal, $405,790 in premium, and $102,416 in interest has been converted into 4,736,716,636 shares of our common stock of which 51,802,774 shares were collateral shares and 4,684,913,862 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $268,550 principal of the remaining notes.

There can be no assurances that we will be able to pay our short-term loans when due.  If we default on any or all of the notes due to the lack of new funding, the holders could exercise their right to sell the remaining 3,561,133 collateral shares and could take legal action to collect the amount due which could materially adversely affect IDSI and the value of our stock.

10-K Main Table of Contents

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

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received $258,000 after deductions of $30,000 for a 10% Finder’s Fee and $12,000 for an Origination Fee.  The second tranche of $100,000 closed on May 20, 2011, and we received $93,000 after deduction of $7,000 for a 7% Finder’s Fee.  A partial closing on the third tranche of $35,000 closed on October 7, 2011 and we received $32,250 after deduction of $2,750 for a 7% Finder’s Fee.  A partial closing on the third tranche of $25,000 closed on February 8, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder’s Fee, which is $1,750.  A partial closing on the third tranche of $25,000 closed on February 29, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder’s Fee, which is $1,750.  A final closing on the third tranche of $15,000 closed on April 4, 2012 and we received $15,000.  In connection with this final third tranche we will pay a 7% Finder’s Fee, which is $1,050.  A partial closing on the fourth tranche of $10,000 closed on October 3, 2012 and we received $10,000.  In connection with this partial third tranche we will pay a 7% Finder’s Fee, which is $700.  Although we are not being funded based on the on achievement of milestones relating to the Registration Statement, we continue to draw funds from the Promissory Note from time to time based on the lender’s ability to fund us.  For the remaining three tranches, we are obligated to pay a Finder’s Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of the date of this report, $1,290,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $258,000 to terminate the agreement.

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

10-K Main Table of Contents

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

On May 24, 2012, JMJ executed a debt to equity conversion of $22,260 in principal of the second tranche of $100,000 which we closed on May 20, 2011.  We issued JMJ 106,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00021 per share.

On May 31, 2012, JMJ executed a debt to equity conversion of $2,940 in principal of the second tranche of $100,000 which we closed on May 20, 2011.  We issued JMJ 14,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00021 per share.

On June 6, 2012, JMJ executed a debt to equity conversion totaling $19,551 of which $14,249 was interest for the second tranche of $100,000, which we closed on May 20, 2011 and $5,302 was principal for the third tranche of $35,000, which we closed on October 7, 2011.  We issued JMJ 105,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.000186 per share.

On September 7, 2012, JMJ executed a debt to equity conversion of $19,572 in principal of the third tranche of $35,000, which we closed on October 7, 2011.  We issued JMJ 120,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.000163 per share.

On October 3, 2012, JMJ executed a debt to equity conversion totaling $42,000 of which $14,501 was principal and $3,150 was interest for the third tranche of $35,000, which we closed on October 7, 2011; and $24,349 was principal of the fourth tranche of $25,000, which we closed on February 8, 2012.  We issued JMJ 300,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00014 per share.

As of the date of this report, we owe JMJ a total of $66,651 of which $50,526 is principal, $9,375 is consideration on the principal and $6,750 is interest.

Capital expenditures for fiscal 2012 were $0 as compared to $0 for the prior year.  During fiscal 2012, we reclassified the net realizable value of $11,928 of CTLM® systems in Clinical equipment to Inventory.  We anticipate that our capital expenditures for fiscal 2013 will be approximately $25,000.

During the year ending June 30, 2012, there were no changes in our existing debt agreements other than extensions and we had no outstanding bank loans as of June 30, 2012.  Our annual fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are approximately $4 million, as of the date of this report, and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs, which are presently estimated at an aggregate of approximately $250,000 per month.  The foregoing projections are subject to many conditions, most of which are beyond our control.  Our future capital requirements will depend on many factors, including the following: the progress of our product development projects, the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in our existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish; and the development of commercialization activities and arrangements.

We do not expect to generate a positive internal cash flow for at least 12 months as substantial costs and expenses continue due principally to the international commercialization of the

10-K Main Table of Contents

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

10-K Financial Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Imaging Diagnostic Systems, Inc.

We have audited the accompanying balance sheets of Imaging Diagnostic Systems, Inc. (A Development Stage Enterprise) as of June 30, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended June 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2012 and 2011, and the results of its operations and cash flows for each of the years then ended June 30, 2012 and 2011 in conformity with generally accepted accounting principles in the United States of America.

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

/s/  SHERB & CO, LLP

Certified Public Accountants

Boca Raton, Florida
October 15, 2012

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

Assets

	June 30, 2012	June 30, 2011
Current assets:
Cash	$1,623	$189,135
Accounts receivable, net of allowances for doubtful accounts
of $18,750 and $23,500, respectively	56,250	11,198
Inventories, net of reserve of $390,000 and $399,000, respectively	246,020	322,562
Prepaid expenses	24,124	49,339

Total current assets	328,017	572,234

Equipment, net	131,152	161,713
Intangible assets, net	102,530	136,706

Total assets	$561,699	$870,653

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,728,338	$1,344,168
Accrued payroll taxes and penalties	1,489,640	1,141,967
Customer deposits	142,563	112,563
Short-term derivative liability	961,058	691,663
Short-term debt, net of debt discount of $156,539 and $78,925	1,657,223	1,706,018

Total current liabilities	5,978,822	4,996,379

Long-Term liabilities:
Long-term debt, net of debt discount of $60,553 and $184,967	55,645	301,033

Total long-term liabilities	55,645	301,033

Convertible preferred stock (Series L), 9% cumulative annual dividend,
no par value, 20 and 20 shares issued, respectively	200,000	200,000
Long-term derivative liability	-	102,409

Stockholders' (Deficit):
Preferred stock, Series P, no par value, 55 and 0 shares issued, respectively	-	-
Preferred stock, Series Q, $.001 par value, 51 and 0 shares issued, respectively	1	-
Common stock	109,743,826	107,476,957
Common and Preferred stock - Debt Collateral	(73,970)	(73,970)
Additional paid-in capital	5,630,411	5,626,252
Deficit accumulated during development stage	(120,973,036)	(117,758,407)

Total stockholders' (Deficit)	(5,672,768)	(4,729,168)

Total liabilities and stockholders' (Deficit)	$561,699	$870,653

See accompanying notes to the financial statements.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statement of Operations

			From Inception
			(December 10,
	Year Ended	Year Ended	1993) to
	June 30, 2012	June 30, 2011	June 30, 2012
			*
Net Sales	$211,720	$55,118	$2,591,502
Gain on sale of fixed assets	-	-	2,794,565
Cost of Sales	35,895	15,265	979,777

Gross Profit	175,825	39,853	4,406,290

Operating Expenses:
General and administrative	2,214,184	3,096,209	63,884,416
Research and development	638,079	893,879	23,960,916
Sales and marketing	358,183	452,967	9,924,404
Inventory valuation adjustments	51,462	95,096	4,966,907
Depreciation and amortization	52,810	100,751	3,455,235
Amortization of deferred compensation	-	-	4,064,250

Total Operating Expenses	3,314,718	4,638,901	110,256,128

Operating Loss	(3,138,893)	(4,599,049)	(105,849,838)

Interest income	383	1,438	311,217
Other income	218,053	110,858	1,212,099
Other income - LILA Inventory	-	-	(69,193)
Derivative expense	-	-	(64,524)
Change in fair value of derivative liability	965,836	273,037	1,101,242
Interest expense	(1,260,008)	(1,663,809)	(10,766,280)

Net Loss	(3,214,629)	(5,877,525)	(114,125,276)

Dividends on cumulative preferred stock:
From discount at issuance	-	-	(5,402,713)
Earned	-	-	(1,445,047)

Net loss applicable to
common shareholders	$(3,214,629)	$(5,877,525)	$(120,973,036)

Net Loss per common share:
Basic and diluted	$(0.0021)	$(0.0066)	$(0.4199)

Weighted average number of
common shares outstanding:
Basic and diluted	1,513,716,229	885,074,029	288,120,449
* The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.

See accompanying notes to the financial statements.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit)

From December 10, 1993 (date of inception) to June 30, 2012*
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

From December 10, 1993 (date of inception) to June 30, 2012*
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

From December 10, 1993 (date of inception) to June 30, 2012*
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

From December 10, 1993 (date of inception) to June 30, 2012*
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

From December 10, 1993 (date of inception) to June 30, 2012*
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

From December 10, 1993 (date of inception) to June 30, 2012*
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

From December 10, 1993 (date of inception) to June 30, 2012*
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

From December 10, 1993 (date of inception) to June 30, 2012*
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

From December 10, 1993 (date of inception) to June 30, 2012*
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

From December 10, 1993 (date of inception) to June 30, 2012
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

From December 10, 1993 (date of inception) to June 30, 2012
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

From December 10, 1993 (date of inception) to June 30, 2012
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

From December 10, 1993 (date of inception) to June 30, 2012
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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Statements of Stockholders' (Deficit) (Continued)

From December 10, 1993 (date of inception) to June 30, 2012
						Deficit
						Accumulated
	Preferred Stock (**)		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at June 30, 2011	20	-	942,196,924	107,402,987	5,626,252	(117,758,407)	-	-	(4,729,168)

Preferred stock issued - Series L(1)	-	-	-	-	(18,049)	-	-	-	(18,049)

Preferred stock issued - Series P(3)	55

Preferred stock issued - Series Q(4)	51	1							1

Common stock issued - line of equity transactions(2)	-	-	-	-	-	-	-	-	-

Common stock issued - Employees	-	-	9,401,757	60,629	-	-	-	-	60,629

Reduction in Collateral Shares	-	-	-	-	-	-	-	-	-

Adjustment for Collateral Sharers Issued	-	-	-	-	-	-	-	-	-

Common stock issued - Extinguishment Debt	-	-	2,733,679,759	2,060,629	-	-	-	-	2,060,629

Common stock issued - R. Wiltshire Loan Cost Exp.	-	-	3,000,000	102,000	-	-	-	-	102,000

Common stock issued - S. Levin Settlement Exp.	-	-	2,907,333	43,610	-	-	-	-	43,610

Fair Value on Debt to Equity Conversions	-	-	-	-	-	-	-	-	-

Fair Value of Stock Option Expenses	-	-	-	-	22,208	-	-	-	22,208

Discount - BCF for All Short-Term Notes	-	-	-	-	1,000,240	-	-	-	1,000,240

Discount - BCF for JMJ Financial Long-Term Notes	-	-	-	-	100,000	-	-	-	100,000

Reclassification of Fair Value of Derivative Securities	-	-	-	-	(1,100,240)	-	-	-	(1,100,240)

Net loss	-	-	-	-	-	(3,214,630)	-	-	(3,214,630)

Balance at June 30, 2012(2)	126	1	3,691,185,773	109,669,855	5,630,411	(120,973,037)	-	-	(5,672,770)

(1) Convertible Preferred Shares are reported as a liability and therefore have no value in Stockholders' Equity.
(2) As of June 30, 2012 JH Darbie & Co. is holding 505,619 shares that have been issued but not sold under the Equity Credit Line.
(3) 55 shares of Series P Preferred Stock issued to York Huang in FY 2012 as collateral with a value of $5,000 per share.
(4) 51 shares of Series Q Preferred Stock issued to Linda Grable in FY 2012 with a value of $1.
** See Note 19 for a detailed breakdown by Series.

See accompanying notes to the financial statements.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

Statement of Cash Flows

			From Inception
			(December 10,
	Year Ended	Year Ended	1993) to
	June 30, 2012	June 30, 2011	June 30, 2012
			*
Net loss	(3,214,629)	(5,877,525)	$(114,125,276)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization	52,810	100,751	3,462,878
(Gain) Loss on sale of fixed assets	-	-	(2,794,565)
Extinguishment of debt	(99,029)	(13,010)	(642,330)
Inventory valuation adjustment	51,462	95,096	4,966,907
Amortization of deferred compensation	-	-	4,064,250
Noncash interest, compensation and consulting services	697,646	1,913,753	24,285,076
Fair value of stock option expenses	22,208	375,704	2,379,105
(Increase) decrease in accounts and
loans receivable - employees, net	(40,302)	39,929	(170,686)
Increase (decrease) in allowance for
doubtful account	(4,750)	(91,482)	18,750
(Increase) decrease in inventories, net	28,008	18,452	(2,281,420)
(Increase) decrease in prepaid expenses	25,215	11,776	(24,124)
(Increase) decrease in other assets	-	-	(306,618)
Increase (decrease) in accounts payable and
accrued expenses	830,872	960,397	3,594,279
Increase (decrease) in other current liabilities	30,000	14,449	142,563

Total adjustments	1,594,140	3,425,816	36,694,065

Net cash used for operating activities	(1,620,489)	(2,451,709)	(77,431,211)

Cash flows from investing activities:
Proceeds from sale of property & equipment	-	-	4,390,015
Prototype equipment	-	-	(2,799,031)
Capital expenditures	-	-	(4,779,405)

Net cash used for investing activities	-	-	(3,188,421)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Proceeds from convertible debenture	-	-	4,040,000
Proceeds from loan payable	1,433,976	1,201,171	6,471,970
(Repayment) of loan payable	(1,000)	(19,171)	(161,964)
Proceeds from issuance of preferred stock	1	-	18,389,501
Proceeds from exercise of stock options	-	-	903,989
Net proceeds from issuance of common stock	-	1,385,000	51,028,048

Net cash provided by financing activities	1,432,977	2,567,000	80,621,255

Net increase (decrease) in cash and cash equivalents	(187,512)	115,291	1,623

Cash and cash equivalents at beginning of period	189,135	73,844	-

Cash and cash equivalents at end of period	$1,623	$189,135	$1,623

* The numbers presented from inception December 10, 1993 to June 30, 2005 are unaudited by our current auditor.

See accompanying notes to the financial statements.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)

Statement of Cash Flows (Continued)

			From Inception
			(December 10,
	Year Ended	Year Ended	1993) to
	June 30, 2012	June 30, 2011	June 30, 2012
Supplemental disclosures of cash
flow information:

Cash paid for interest	$-	$-	$215,962

Supplemental disclosures of noncash
investing and financing activities:

Issuance of common stock and options
in exchange for services	$-	$-	$6,317,600

Issuance of common stock as loan fees in
connection with loans to the Company	$-	$-	$293,694

Issuance of common stock as collateral in
connection with loans to the Company	$-	$-	$1,150,000

Issuance of common stock as additional consideration
in connection with loans to the Company	$102,000	$-	$567,500

Issuance of common stock as satisfaction of
loans payable and accrued interest	$2,060,630	$112,674	$5,572,269

Issuance of common stock as satisfaction of
certain accounts payable	$-	$-	$260,142

Issuance of common stock in
exchange for property and equipment	$-	$-	$89,650

Issuance of common stock and other current liability
in exchange for patent liceensing agreement	$-	$-	$581,000

Issuance of common stock through
exercise of incentive stock options	$-	$-	$3,117,702

Issuance of common stock as
payment for preferred stock dividends	$-	$-	$507,645

Acquisition of property and equipment
through the issuance of a capital
lease payable	$-	$-	$50,289

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

The Company is a development stage enterprise and during fiscal year ending June 30, 2012, utilized the proceeds from short-term loans and our Private Equity Credit Agreements with Charlton Avenue, LLC and Southridge Partners II LP (“Southridge”).  As additional working capital will be required, the Company will obtain such capital through the use of its Private Equity Credit Agreement with Southridge and other sources of financing.  Since January 2003, the Company has had revenues of $2,591,502 from the sale of its CTLM® Breast Imaging System.  There is no assurance that once the development of the CTLM® device is completed and finally receives Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.

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

Our allowance for doubtful accounts was $18,750 as of June 30, 2012 and was $23,500 in the prior fiscal year.

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

Due to recent technological advances resulting in overall lower costs for certain inventory components; the Company has reduced these components of its inventory to their net realizable value.  The inventory valuation adjustments are reflected in the statement of operations and amounted to $51,462, $95,096 and $4,966,907, for the years ended June 30, 2012, 2011 and for the period December 10, 1993 (date of inception) to June 30, 2012, respectively.

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

The Company has excluded vested options and warrants in the amount of 43,245,600 and 34,479,473 during the years June 30, 2012 and 2011 as the inclusion of such options and warrants would be anti-dilutive.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying ASC 718 approximated $22,208 and $375,703, respectively, in additional compensation expense for the twelve months ended June 30, 2012 and 2011.

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Year Ended	Year Ended
	June 30, 2012	June 30, 2011
Volatility	126.23%	173.73%
Risk Free Interest Rate	3%	5%
Expected Term	8 yrs	8 yrs

Our expected term assumption of eight years for the years ended June 30, 2012 and 2011, was based upon the guidance provided by SEC Staff Accounting Bulletin 107 enabling us to use the simplified method for “plain vanilla” options for this calculation.  This provision was allowed to be used for grants made on or before December 31, 2007.  On December 21, 2007, the SEC issued Staff Accounting Bulletin 110 which extended the timeframe we will have to use the simplified method on an interim basis.  The SEC will suspend use of this method once detailed information on exercise terms become readily available.  We then will be required to estimate the expected term of an option using historical data.

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

The Company has determined that no impairment losses need to be recognized through the fiscal year ended June 30, 2012.

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

The impairment analysis for patents can be very subjective as we rely upon signed distribution, dealer or license agreements with variable cash flows to substantiate the recoverability of these long-lived assets.  In our analysis we also take into account our position as a world-wide market leader in CT optical tomography; net sales of CTLM® systems of $2,591,502 since January 2003; the growing acceptance of our technology with over 25,000 scans performed world-wide; approvals or product registration in the following countries: CE Mark for the European Union, Canada, Peoples Republic of China, Argentina, Brazil and Colombia.  We believe the fair value of our patent license exceeds the carrying amount of $102,529.

We have recorded accumulated amortization of $478,471 with a balance remaining of $102,529, which will be amortized over the next three years at $8,544 per quarter.  We will continue to test for impairment on an annual basis or more frequently if events and circumstances change using the guidance provided in ASC 350.  Examples of such events and circumstances are:

•	A significant adverse change in legal factors or in the business climate
•	An adverse action or assessment by a regulator
•	Unanticipated competition
•	Loss of key personnel
•	An expectation that all or a significant portion of a deporting unit will be sold or otherwise disposed of.

Based on our analysis, we determined that there was no impairment as of June 30, 2012.

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

	Year Ended	Year Ended
	June 30, 2012	June 30, 2011
Warranty Reserve	$5,339	$3,013

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

(q) Comprehensive income

The Company relies on the guidance provided by ASC 220, (“Comprehensive Income”).  ASC 220 requires a full set of general-purpose financial statements to be expanded to include the reporting of “comprehensive income”.  Comprehensive income is comprised of two components, net income and other comprehensive income.  For the period from December 10, 1993 (date of inception) to June 30, 2012, the Company had no items qualifying as other comprehensive income.

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

(3)           OTHER INCOME

During the fiscal years ending June 30, 2012 and 2011, the Company recorded a net total of Other Income of $218,053 and $110,858 of which $92,029 and $13,010, respectively, represents extinguishment of debt.  In the fiscal year ending June 30, 2012, we recorded $108,300 of income as a result of the cancellation of loan premiums that were originally recorded in prior accounting periods.  When the promissory notes were converted through debt to equity exchanges, the Company was able to cancel the loan premium that was only applicable under the cash redemption feature of the note.

Of the $218,053 and $110,858 Other Income, $3,536 and $6,411, respectively, represents the monthly rent expense and fees we charged Bioscan Inc.  During the fiscal year ending June 30, 2007, the Company sold its LILA technology to Bioscan Inc. for the sum of $250,001 which we received and recorded as Other Income.

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

We have commenced our planned principal operations of the manufacture and sale of our sole product, the CTLM®, CT Laser Mammography System. We are continuing to appoint distributors and are installing systems under our clinical collaboration program as part of our global commercialization program.  We have sold a total of 17 systems as of June 30, 2012; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  Should additional working capital be required, the Company will obtain such capital through the use of its Southridge Private Equity Credit Agreement and other sources of financing.  We have to create product awareness as a foundation to developing our markets through our existing distributor network and through the appointment of additional distributors and the training of their field service engineers.  We would be able to exit the status of a Development Stage Enterprise pursuant to the guidance provided by ASC 915 (“Development Stage Entities”) reporting sufficient revenues for two successive quarters such that we would not have to utilize our Southridge Private Equity Credit Agreement or alternative funding sources for capital to cover our quarterly operating expenses.

(6)           INVENTORIES

Inventories consisted of the following:

	June 30,
	2012	2011
Raw materials consisting of purchased parts, components and supplies	$477,681	$508,176
Work-in process including units undergoing final inspection and testing	28,915	28,943
Finished goods	129,424	184,443

Sub-Total Inventories	$636,020	$721,562

Less Inventory Reserve	(390,000)	(399,000)

Total Inventory - Net	$246,020	$332,562

We review our Inventory for parts that have become obsolete or in excess of our manufacturing requirements and our Finished Goods for valuation pursuant to our Critical Accounting Policy for Inventory.  For the fiscal year ending June 30, 2012, we reclassified the net realizable value of $11,928 from Clinical Equipment to Consignment Inventory due to a CTLM® system being purchased by one of our Distributors.  For the fiscal year ending June 30, 2011, we reclassified the net realizable value of $6,525 of CTLM® systems in Inventory to Clinical equipment.  For the fiscal year ending June 30, 2009, we reclassified the net realizable value of $8,591 as this CTLM® system is being used as a clinical system at the University of Florida.  For the fiscal year ending June

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(6)           INVENTORIES (Continued)

30, 2008 since such finished goods are being utilized for collecting data for our FDA application, we reclassified the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical equipment.  For the fiscal year ending June 30, 2009 we identified $408,000 of Inventory that we deem impaired due to the lack of inventory turnover.  For the fiscal year ending June 30, 2010 we identified $399,000 of Inventory that we deem impaired due to the lack of inventory turnover.  We reduced Inventory Reserve by $9,000 for the fiscal year ending June 30, 2012 due to the sale of the CTLM® system to our distributor Kepter Internacional.  For the fiscal year ending June 30, 2012, we identified $390,000 of Inventory that we deem impaired due to the lack of inventory turnover.

(7)           PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	June 30,
	2012	2011
Furniture and fixtures	$257,565	$257,565
Building and land (See Note 8)	-	-
Computers, equipment and software	426,873	426,873
CTLM® software costs	352,932	352,932
Trade show equipment	298,400	298,400
Clinical equipment	435,534	447,462
Laboratory equipment	212,560	212,560

Total Property & Equipment	1,983,864	1,995,792
Less: accumulated depreciation	(1,852,712)	(1,834,079)

Total Property & Equipment - Net	$131,152	$161,713

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

For the fiscal year ending June 30, 2012, we reclassified the net realizable value of $11,928 from Clinical Equipment to Consignment Inventory.

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(9)           INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,
	2012	2011

Patent license agreement, net of accumulated
amortization of $478,471 and $444,294 respectively	$102,530	$136,706

Totals	$102,530	$136,706

During June 1998, the Company signed an exclusive Patent License Agreement with its former chief executive officer.  The officer was the originator of patents issued on December 2, 1997 which covers some of the technology of the CTLM®.  Pursuant to the terms of the agreement, the Company was granted the exclusive right to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize and practice the Patent, all improvements thereto and all technology related to the process, throughout the world.  The license shall apply to any extension or re-issue of the Patent.  The term of license is for the life of the Patent and any renewal thereof, subject to termination, under certain conditions.  As consideration for the License, the Company issued to the officer 7,000,000 shares of common stock (See Note 21). The License agreement has been recorded at the historical cost basis of the chief executive officer, who owned the patent.  The amortization expense for the year ended June 30, 2012 for the patent license agreement is $34,177, with a balance to be amortized over the remaining life of the patent which is three (3) years.  We will review the value of this patent and test it for impairment on an annual basis.  No impairment of this intangible asset was identified for the fiscal year ending June 30, 2012.

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

(10)           ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,
	2012	2011

Accounts payable - trade	$928,385	$877,449
Accrued tangible personal property taxes payable	6,000	6,000
Accrued compensated absences	41,417	53,063
Accrued wages, payroll taxes and penalties	2,100,436	1,287,800
Other accrued expenses	141,740	261,823

Totals	$3,217,978	$2,486,135

As of June 30, 2012, we owe $610,796 in accrued wages and $1,489,640 in accrued payroll taxes.  The $1,489,640 in accrued payroll taxes represents unfunded payroll taxes, interest and penalties for the last ten quarters commencing with the quarter ending March 31, 2010.  The reason we incurred the penalties and interest was due to the difficulty in raising capital to have sufficient funds to pay the taxes.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(11)           CUSTOMER DEPOSITS

Customer deposits consisted of the following:

	June 30,
	2012	2011

Customer deposits	$142,563	$112,563

Total	$142,563	$112,563

Deposits received from customers are identified and accounted for as customer deposits and are presented as both a current asset and an offsetting current liability on our balance sheet.  In the event of a cancellation or termination of a customers’ order, the deposit is refunded less any fees previously agreed to.

(12)           SHORT-TERM DEBT

From November 10, 2009 to June 30, 2012 we borrowed $3,726,941 in the aggregate from twelve unaffiliated third party investors.

In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  $30,000 principal on one of the notes was sold to OTC Global Partners in October 2012.  As of the date of this report, we have repaid an aggregate principal and premium in the amount of $148,500 on these short-term notes and owe a balance of $192,100 of which $100,000 is the principal remaining from one note and $92,100 is the balance of premium due from three notes.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through June 30, 2012 for 3% additional premium per month.  However, as of June 30, 2012, we are accruing this 3% additional premium per month but have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with all of the extensions, a total of $73,600 of additional premium was accrued as June 30, 2012.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through June 30, 2012 for 3% additional premium per month on each note.  We have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with these extensions a total of $283,400 of additional premium was accrued for the December 2009 notes as the date of this report.  As of June 30, 2012, Southridge has converted $131,450 principal and $55,600 premium into 251,995,632 shares of which 20,746,666 shares of our common stock that was previously issued as collateral.

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(12)           SHORT-TERM DEBT (Continued)

a third extension to October 31, 2010.  Further extensions of the notes were made through July 31, 2011 for 3% additional premium per month on each note.  In January 2011, Southridge purchased a total of $600,000 in principal value of promissory notes from the private investor.  As of the date of this report, Southridge has converted $600,000 principal and $340,099 premium into 384,456,103 shares of our common stock of which 31,056,108 shares were collateral shares and 353,399,995 new shares were issued pursuant to Rule 144.  Although we are in technical default of these two notes, the holder, Southridge has elected to convert these notes into common shares.  In connection with these prior extensions through June 30, 2012 and the accrual of the additional premiums through May 31, 2012, a total of $255,647 of additional premium was accrued for the January 2010 notes as of June 30, 2012.

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

In August 2011, we received $82,500 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $7,500, respectively.  The $100,000 note provided for a $25,000 original issue discount and both notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to February 23, 2013 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $107,500 principal amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  The $7,500 note has been paid in full through the conversion to common stock pursuant to Rule 144.

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

In September 2011, we received $133,000 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $100,000, respectively.  One of the $100,000 notes provided for a $33,000 original issue discount and the other $100,000 note provided a $34,000 original issue discount.  The notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to December 31, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $200,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  The $100,000 note has been paid in full through the conversion to common stock pursuant to Rule 144.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 12, 2012.  We received an extension of maturity date to December 31, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 26, 2012.  We received an extension of maturity date to December 31, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

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

In December 2011, we received $12,000 from an unaffiliated third party investor pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before March 8, 2012.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  On January 6, 2012, we amended a promissory note in the principal amount of $12,000 dated December 9, 2011 held by an unaffiliated third-party investor.  The note provided for a redemption premium of 15% of the principal amount on or before March 8, 2012.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  The amendment provided for the issuance of three (3) restricted shares of Series P Preferred Stock having a stated value of $5,000 per share.  These shares, having a total value of $15,000, will be used as collateral for the note held by the investor.  We received an extension of maturity to June 4, 2012 for this note.  Thereafter, a late fee premium of 1% per month will be due if unpaid.  We have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.

In December 2011, we borrowed a total of $21,604 from a private investor pursuant to two short-term promissory notes.  The notes provided for a 2% premium per month.  One of the notes was payable on or before December 16, 2011 and the other on or before January 6, 2012.  We received an extension of maturity date to August 31, 2012 for these notes for 3% additional premium per month on each note.

In January 2012, we received a total of $175,200 from an unaffiliated third party investor pursuant to five short-term promissory notes with a maturity date ranging from March 5, 2012 to March 20, 2012.  The notes provided for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 38 Series P Preferred Stock to the investor as collateral with a total stated value of $190,000.  We received an extension of maturity to June 4, 2012 for these notes.  Thereafter, a late fee premium of 1% per month will be due if unpaid.  We have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.

In February 2012, we received a total of $42,000 from an unaffiliated third party investor pursuant to two short-term promissory notes with a maturity date ranging from April 13, 2012 to April 30, 2012.  The notes provided for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(12)           SHORT-TERM DEBT (Continued)

maturity above and beyond the premium.  We issued a total of 9 Series P Preferred Stock to the investor as collateral with a total stated value of $45,000.  We received an extension of maturity to June 4, 2012 for these notes.  Thereafter, a late fee premium of 1% per month will be due if unpaid.  We have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.

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

In May 2012, we received a total of $25,000 from an unaffiliated third party investor pursuant to a short-term promissory note with a maturity date of August 2, 2012.  The note provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 5 Series P Preferred Stock to the investor as collateral with a total stated value of $25,000.  We have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(12)           SHORT-TERM DEBT (Continued)

In May 2012, we received $13,000 from Linda Grable pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 21, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Ms. Grable may elect at an Event of Default to convert any part or all of the $13,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In May 2012, we received $32,000 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from May 17, 2013 to May 20, 2013.  The notes provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $32,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In June 2012, we received $6,672 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before June 17, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $6,672 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In June 2012, we received $14,000 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from June 6, 2013 to June 20, 2013.  The notes provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $14,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

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

On May 21, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $18,500 principal.  We issued Asher 102,777,778 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00018 per share.

On May 22, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,330 principal.  We issued Panache 50,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000186 per share.

On May 29, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $12,000 principal.  We issued Asher 66,666,667 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00018 per share.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(12)           SHORT-TERM DEBT (Continued)

On May 30, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,330 principal.  We issued Panache 50,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000186 per share.

On June 4, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $8,000 principal and $3,140 in interest.  We issued Asher 85,692,308 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00013 per share.

On June 5, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,920 principal.  We issued Panache 80,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000124 per share.

On June 8, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $12,000 principal.  We issued Asher 85,692,308 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00014 per share.

On June 12, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $14,000 principal.  We issued Asher 100,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00014 per share.

On June 15, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $13,000 principal.  We issued Asher 68,421,053 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00019 per share.

On June 20, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $14,000 principal and $2,120 in interest.  We issued Asher 94,823,529 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00017 per share.

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

As of June 30, 2012, we owe a total of $1,813,762 of short term debt of which $1,234,411 is principal, $541,452 is accrued premium and $37,899 is accrued interest.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $1,830,035 principal, $395,699 in premium, and $46,178 in interest has been converted into 1,232,252,551 shares of our common stock of which 51,802,774 shares were collateral shares and 1,180,449,777 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $300,000 principal of the remaining notes.

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

On May 24, 2012, JMJ executed a debt to equity conversion of $22,260 in principal of the second tranche of $100,000 which we closed on May 20, 2011.  We issued JMJ 106,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00021 per share.

On May 31, 2012, JMJ executed a debt to equity conversion of $2,940 in principal of the second tranche of $100,000 which we closed on May 20, 2011.  We issued JMJ 14,000,000

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(13)           LONG-TERM DEBT (Continued)

common shares pursuant to Rule 144 based on a conversion price of $0.00021 per share.

On June 6, 2012, JMJ executed a debt to equity conversion totaling $19,551 of which $14,249 was interest for the second tranche of $100,000, which we closed on May 20, 2011 and $5,302 was principal for the third tranche of $35,000, which we closed on October 7, 2011.  We issued JMJ 105,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.000186 per share.

As of the June 30, 2012, we owe JMJ a total of $116,198 in long-term debt of which $79,698 is principal, $27,500 is consideration on the principal and $9,000 is interest.

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

During the year ended June 30, 2012, the Company did not sell any common stock under the terms of the Southridge Private Equity Credit Agreement.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(15)           LEASES

The Company leases certain office equipment under capital leases expiring in future years.  Minimum future lease payments under the non-cancelable operating lease having a remaining term in excess of one year as of June 30, 2012 are as follows:

Total rent expense for capital leases amounted to $6,515 and $5,327 for the years ended June 30, 2012 and 2011, respectively, and $396,061 from inception (December 10, 1993) to June 30, 2012.

Total rent expense for operating leases amounted to $140,108 and $131,931 for the years ended June 30, 2012 and 2011, respectively, and $693,115 from inception (December 10, 1993) to June 30, 2012.

	Total	2013	2014	2015
Capital Lease Obligations	$-	$-	$-	$-

Operating Lease –	$154,791	$143,273	$11,518	$-
Fort Lauderdale Business
Plaza Associates(i)
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

(16)           INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses.  The Company has unused tax loss carryforwards of approximately $92,500,000 to offset future taxable income.  Such carryforwards expire in years beginning 2015 through 2032.  The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $35,600,000 and $34,400,000 at June 30, 2012 and 2011, respectively.  The Company has established a full valuation allowance and reduced the deferred tax asset resulting from its tax loss carryforwards by an equal amount as the realization of the deferred tax asset is uncertain.  The net change in the deferred tax asset and valuation allowance for the year ended June 30, 2012 was an increase of approximately $1,200,000 and increase of $4,300,000 for the year ended June 30, 2011, which includes an adjustment for the effects of future state income tax benefits. The reconciliation of the income tax benefit computed at the U.S. federal statutory rate of 35% has been increased by state income taxes, net of federal benefit of 3.5% and decreased by permanent differences relating to stock based compensation, stock option expense, derivative liability expense, and debt discounts in the amount of 3% and 13% for fiscal 2012 and 2011, and further decreased to 0% by the increase in the valuation allowance against the deferred tax asset for each of the respective years then ended.  In addition to the uncertainty regarding the attainment of future taxable income which could be offset by net operating loss carryforwards (NOLs), the Company’s ability to utilize NOLs may also be limited in accordance with Internal Revenue Code Section 382 following certain owner shifts and changes in control.  The Company is not aware of the existence of any uncertain tax positions in its tax returns requiring adjustment or disclosure.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(19)           CONVERTIBLE PREFERRED STOCK (Continued)

Series P Preferred Stock
From January 1, 2012 to June 30, 2012, we issued 55 shares of our Series P Preferred Stock which has a stated value of $5,000 per share as collateral in connection with nine short-term promissory notes from an unaffiliated third party investor.  The total stated value of the collateral is $275,000.

Series Q Preferred Stock
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

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of June 30, 2012, including certain additional information with respect to the deemed preferred stock dividends that were calculated as a result of the discount from market for the conversion price per share:

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(19) COVERTIBLE PREFERRED STOCK (Continued)

	Series P		Series Q		Total
	Shares	Amount	Shares	Amount	Shares	Amount

Issurance of Series P	55	$-			55	$-

Issuance of Series Q			51	$1	51	$1

Conversion of preferred stock	-	-	-	-	-	-

Balance at June 30, 2012	55	$-	51	$1	106	$1

Additional information:
Discount off market price		N/A		N/A
Fair market value-issue rate		N/A		N/A
Deemed preferred stock dividend		N/A		N/A

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

For the fiscal year ending June 30, 2011, we recorded an initial Derivative Liability of $142,954 on two JMJ notes and an additional Derivative Liability of $187,691 for the quarter ending June 30, 2011.  As of June 30, 2011 the Derivative Liability of the JMJ notes was $330,645.

For the fiscal year ending June 30, 2011, the Derivative Liability of the Southridge Promissory Notes was $722,000 and a decrease of Derivative Liability of $360,982 for the quarter ending June 30, 2011.  As of June 30, 2011 the Derivative Liability of the Southridge notes was $361,018.

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(20)           DERIVATIVE LIABILITY (Continued)

For the fiscal year ending June 30, 2012, we recorded mark to market changes in the Derivative Liability of which required a credit to Derivative Expense of $965,836.

As of June 30, 2012 the Derivative Liability of the JMJ notes was $141,591.

As of June 30, 2012 the Derivative Liability of the Short-Term Convertible Promissory Notes was $819,467.

As of June 30, 2012, we had 20 shares of Series L Convertible Preferred Stock outstanding for which the underlying common has a reset provision which classifies the Series L Convertible Preferred Stock as a free standing derivative instrument.  The total Derivative Liability for the Series L Convertible Preferred Stock as of June 30, 2012 was $0.

The total net Derivative Liability for the fiscal year ending June 30, 2012 is $961,058.

The following are the ranges of the input variables we used for the fiscal year ending June 30, 2012.

Series L Convertible
Range of Input Variables	JMJ Notes	Preferred Stock	Short-Term Notes
Stock price	$.0003 to $.026	$.0003 to $.03	$.0003 to $.037
Exercise Price	$.0002 to $.0185	$.02	$.0002 to $.01
Expected Term	1.58 to 3 years	.17 to 1.5 years	.08 to 1 year
Volatility	210.14% to 359.36%	192.97% to 312.58%	46.18% to 271.5%
Discount rate – Bond Equivalent Yield	.03% to .012%	.03% to .12%	.02% to .03%

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

During the year ended June 30, 2012, the Company issued a total of 2,748,988,849 shares ($2,266,869) of its common stock.

The conversion of Promissory Notes accounted for the issuance of 2,733,679,759 shares ($2,060,630).

The remaining 15,309,090 shares were issued as follows:

1. During July 2011, 2,907,333 shares of common stock were issued to Shraga Levin pursuant to a settlement entered into on April 15, 2011.  Settlement expense of $43,610 was charged as the fair market value of the common stock on the date of settlement was $0.015.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(21)           COMMON STOCK (Continued)

2. During September 2011, 3,000,000 shares of common stock were issued to a private investor as additional consideration for a short-term loan.  The fair market value of the common stock on the date of issuance was $0.014 per share.

3. During September 2011, 401,757 shares of restricted stock were issued to Company employees.  Compensation expense of $6,629 was charged as the fair market value of the common stock on the date of issuance was $0.0165 per share.

4. During November 2011, 7,500,000 shares of common stock were issued to Company employees and 1,500,000 shares of restricted stock were issued to Company officers.  Compensation expense of $54,000 was charged as the fair market value of the common stock on the date of issuance was $0.006 per share.

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

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(22)           STOCK OPTIONS (Continued)

Employee Plan (Continued)
Outstanding at June 30, 2004	8,823,833	.84	31,748	.69
Granted	-		4,253,159	.34
Exercised	(13,264)	.26	-
Canceled	(142,891)	.68	-

Outstanding at June 30, 2005	8,667,678	.98	4,284,907	.34
Granted	-		532,855	.18
Exercised	-		-
Canceled	(254,277)	.74	(23,100)	.26

Outstanding at June 30, 2006	8,413,401	.96	4,794,662	.32
Granted	-		3,927,437	.10
Exercised	-		-
Canceled	(4,804)	.70	(131,684)	.16

Outstanding at June 30, 2007	8,408,597	.96	8,590,415	.22
Granted	-		2,336,526	.05
Exercised	-		-
Canceled	(29,750)	.60	(2,707,852)	.14

Outstanding at June 30, 2008	8,378,847	.90	8,219,089	.20
Granted	-		7,123,300	.01
Exercised	-		-
Canceled	(1,094,655)	.60	(495,846)	.18

Outstanding at June 30, 2009	7,284,152	.95	14,846,543	.20
Granted	-		18,600,000	.05
Exercised	-		-
Canceled	(230,913)	.79	(203,769)	.08

Outstanding at June 30, 2010	7,053,239	1.02	33,242,774	.08
Granted	-		2,200,000	.02
Exercised	-		-
Canceled	(1,480,689)	2.11	(4,115,319)	.27

Outstanding at June 30, 2011	5,572,550	.73	31,327,455	.05
Granted	-		10,000,000	.005
Exercised	-		-
Canceled	(3,707,750)	.65	(196,655)	.09

Outstanding at June 30, 2012	1,864,800	.89	41,130,800	.03642

** On June 25, 1999, the exercise price of 502,225 outstanding incentive stock options was restated to $.60 per share.  The Company has recorded compensation of $330,569 during the fiscal year ended June 30, 1999 as a result of this re-pricing, in accordance with the guidance provided by ASC 718.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(22)           STOCK OPTIONS (Continued)

Director Plan
	Incentive Stock Options		Non Statutory Stock Options
	Shares	Wtd. Avg. Price	Shares	Wtd. Avg. Price

Outstanding at June 30, 2000	-0-		-
Granted	150,000	$.65	-
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2001	150,000	.65	-
Granted	300,000	.55	-
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2002	450,000	.58	-
Granted	400,000	.18	-
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2003	850,000	.40	-
Granted	100,000	1.07	700,000	.76
Exercised	(450,000)	.58	-
Canceled	-		-

Outstanding at June 30, 2004	500,000	.39	700,000	.76
Granted	-		800,000	.35
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2005	500,000	.39	1,500,000	.54
Granted	-		800,000	.14
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2006	500,000	.39	2,300,000	.40
Granted	-		800,000	.08
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2007	500,000	.39	3,100,000	.32
Granted	-		600,000	.05
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2008	500,000	.39	3,700,000	.27
Granted	-		-
Exercised	-		-
Canceled	-		-

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(22)           STOCK OPTIONS (Continued)

Director Plan (Continued)

Outstanding at June 30, 2009	500,000	.39	3,700,000	.27
Granted	-		-
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2010	500,000	.39	3,700,000	.27
Granted	-		-
Exercised	-		-
Canceled	(500,000)	.39	(3,700,000)	.27

Outstanding at June 30, 2011	-		-
Granted	-		250,000	.015
Exercised	-		-
Canceled	-		-

Outstanding at June 30, 2012	-		250,000

A summary of the vested and exercisable stock options of the Company is presented as follows:

	June 30, 2012	June 30, 2011
Employee ISO	1,864,800	5,572,550
Director ISO	-	-
Employee Non-Statutory	36,130,800	28,906,923
Director Non-Statutory	250,000	-

Total	38,245,600	34,479,473

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

At various dates during the year ended June 30, 2012, the Company issued to various employees Non-Statutory options to purchase 10,000,000 shares of common stock at an exercise price of $0.005.  The options expire in ten years and shall become exercisable on a quarterly pro-rata basis (2,500,000 shares) from the date of grant.  The exercise price was established as the fair market value of the common stock on the date of grant for employees.

On August 1, 2011, the Company issued to its Director Non-Statutory options to purchase 250,000 shares of common stock at an exercise price of $0.015.  The options expire in ten years and shall become exercisable on a quarterly pro-rata basis (62,500 shares) from the date of grant.  In connection with the resignations of the outside director, we agreed to vest his respective options for 250,000 shares each which we granted in August 2012.  Options issued to the Directors are not intended to be incentive stock options pursuant to Section 422 of the Internal Revenue Code.

For the fiscal year ending June 30, 2012, the total compensation for options recorded was $22,208.  We have $12,800 of non-cash unvested stock option compensation remaining to be expensed over the next three years.  These unvested options are being expensed each quarter over the remaining vesting periods.

The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR.  The intrinsic value for options/SSARs exercised in the fiscal years ended June 30, 2012 and 2011 was $-0- and $-0-, respectively.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(22)           STOCK OPTIONS (Continued)

The following table summarizes information about all of the stock options outstanding at June 30, 2012:

	Outstanding options			Exercisable options
Weighted
average
Range of		remaining	Weighted		Weighted
exercise prices	Shares	life (years)	avg. price	Shares	avg. price
$ .01 - 1.25	43,245,600	7.45	$ .07	38,245,600	$ .08

At June 30, 2012, the Company has issued options pursuant to five different stock option plans, which have been previously described.  On March 11, 2010, the Board adopted the Company’s 2010 Non-Statutory Stock Option Plan (the “2010 Plan”) and re-adopted the 2010 Plan on February 3, 2011, which was adopted by the shareholders at our annual meeting held on July 12, 2011.

(23)           CONCENTRATION OF CREDIT RISK

During the year, the Company did not have cash balances in excess of the Federally insured limits of $250,000.  The funds are on deposit with Wells Fargo Bank, N.A..  Consequently, the Company does not believe that there is a significant risk in having these balances in one financial institution.  The cash balance with the bank at June 30, 2012 was $1,623.

(24)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments.  After a review of our accounts receivable, the Company has recorded an allowance of $18,750 for doubtful accounts.  The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities.  At June 30, 2012 and 2011, the aggregate fair value of the Company’s debt obligations approximated its carrying value.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(24)           FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table sets forth the Company’s financial instruments as of June 30, 2012 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 820, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value

Liabilities:
Series L Convertible Preferred Stock	$	$	$(200,000)	$(200,000)
Series L Accrued Dividend Payable			$(53,914)	$(53,914)
Derivative Liability			$(961,058)	$(961,058)

At June 30, 2012, the carrying amount of the Series L Convertible Preferred Stock at par value is deemed to be the fair value.  The balance sheet also reflects a liability for the accrued dividend payable on the Series L Convertible Preferred Stock.

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

We previously carried $3,000,000 in product liability insurance to cover both clinical sites and sales.  As part of our cost savings initiatives, we cancelled the policy as we have not had any adverse experiences after conducting more then 25,000 patient scans worldwide.  We are now self-insuring the risk of product liability.

From May 2010 to June 2012, claims were made by the IRS for payment of our accrued payroll taxes, interest and penalties, which as of June 30, 2012 was $1,489,640.  We engaged tax counsel to handle this matter and intend to fully satisfy our tax obligations.  In order to qualify for an IRS Installment Agreement, we must be current in our payment of payroll taxes in the period they are due.  We have paid all of our payroll taxes payable for the calendar year 2012.

The IRS sent formal collection demands for each quarter we were delinquent in payment of payroll taxes beginning with the quarter ending March 31, 2010.  On November 22, 2011, the IRS filed a lien with the Secretary of State of Florida in Tallahassee, Florida totaling $779,996.  Subsequently, on February 2, 2012, the IRS filed a lien with the Secretary of State of Florida in Tallahassee, Florida totaling $140,439; and on June 28, 2012, the IRS filed a lien with the Secretary of State of Florida in Tallahassee, Florida totaling $1,479.  Our tax counsel negotiated an Installment Agreement to make installment payments to satisfy outstanding taxes, penalties and interest due.  The Installment Agreement states that we must pay $15,000 a month for 12 months with the first payment due by November 28, 2012; $20,000 a month for 12 months beginning November 28, 2013; and $25,000 a month for 12 months beginning November 28, 2014 until such time as the balance owed is paid in full.  In the event that we are able to pay off the balance due to the IRS, our tax counsel would attempt to negotiate a waiver on the penalties.

From July 1, 2012 through October 10, 2012, we have made payments to the IRS totaling $121,584.  We have paid all of our payroll taxes payable for the calendar year 2012.  Of the $121,584, we paid accrued payroll taxes totaling $67,359 for the quarter ending March 31, 2012 and $21,134 for the quarter ending June 30, 2012.  These payments reduced the balance of accrued payroll taxes from $1,480,455 to $1,391,691.  We paid a total of $33,091 for the quarter ending September 30, 2012 and $2,174 during the second quarter through October 10, 2012.

If we ultimately are unable to pay the outstanding payroll tax, penalties and interest on a timetable pursuant to the terms of the Installment Agreement, we may have to cease operations.

(26)           SUBSEQUENT EVENTS - UNAUDITED

On August 2, 2012, the Board approved the Authorized Share Increase in the number of authorized shares of Common Stock from 4,000,000,000 shares of Common Stock to 10,000,000,000 shares of Common Stock and recommended to the Majority Stockholder that the Authorized Share Increase be approved.  On August 2, 2012, the Majority Stockholder approved the Authorized share increase by written consent in lieu of a meeting in accordance with Florida law.

On July 21, 2011, we entered into an agreement with Ft. Lauderdale Business Plaza Associates, an unaffiliated third-party, for an additional 4,800 square feet of commercial office space at 5301 NW 35th Terrace, Ft. Lauderdale, Florida.  The term of the lease will run concurrent with our original lease commencing on September 1, 2011 and terminating on September 30, 2013.  The monthly base rent for the initial year is $4,500 plus applicable sales tax and increase by 3.5% each year to the lease expiration.  We terminated this lease agreement and obtained a release dated August 2, 2012 from Ft. Lauderdale Business Plaza Associates.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(26)           SUBSEQUENT EVENTS - UNAUDITED (Continued)

In July 2012, we received $20,100 from a private investor pursuant to four short-term promissory notes with a maturity date ranging from July 9, 2013 to July 24, 2013.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $20,100 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In August 2012, we received $25,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $25,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.  We reserved 50,000,000 shares of our common stock in connection with this loan.

In August 2012, we received $95,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $95,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date. We reserved 400,000,000 shares of our common stock in connection with this loan.

On August 20, 2012, Southridge sold $70,000 of their original $100,000 short-term promissory note dated October 12, 2011 to Levin Consulting Group.  The terms of the original note remain the same except that the holder may elect at an Event of Default to convert any part or all of the $70,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In August 2012, we received $35,000 from Levin Consulting Group pursuant to a short-term promissory note with a maturity date of August 20, 2013.  The note provides for a redemption premium of 15% of the principal amount on or before November 18, 2012; 20% on or before December 18, 2012; 25% on or before January 17, 2013; and 30% on or before February 16, 2013.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $35,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

On August 20, 2012, Southridge sold $30,000 of their original $100,000 short-term promissory note dated October 12, 2011 to SGI Group LLC (“SGI”).  The terms of the original note remain the same except that the holder may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(26)           SUBSEQUENT EVENTS - UNAUDITED (Continued)

In August 2012, we received $15,000 from SGI pursuant to a short-term promissory note with a maturity date of August 20, 2013.  The note provides for a redemption premium of 15% of the principal amount on or before November 18, 2012; 20% on or before December 18, 2012; 25% on or before January 17, 2013; and 30% on or before February 16, 2013.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $15,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In September 2012, we received $29,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $30,000.  The note provides for a $1,000 original issue discount.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 150,000,000 shares of our common stock in connection with this loan.

In September 2012, we received $25,000 from Panache pursuant to a short-term promissory note of which the principal on the note was $30,000.  The note provides for a $5,000 original issue discount.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Panache may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 200,000,000 shares of our common stock in connection with this loan.

In September 2012, we received $30,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 20% on or before December 17, 2012; 25% on or before March 17, 2013; and 30% on or before June 15, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 700,000,000 shares of our common stock in connection with this loan.

On September 26, 2012, a private investor sold $30,000 of its original $100,000 short-term promissory note dated November 23, 2009 to OTC Global Partners.  The terms of the original note remain the same except that the new note provides for a new redemption premium of 15% of the principal amount on or before September 25, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  OTC Global Partners may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(26)           SUBSEQUENT EVENTS - UNAUDITED (Continued)

the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In October 2012, we received $30,000 from Panache pursuant to a short-term promissory note.  The note provides a maturity date of September 28, 2013.  Interest will accrue at 10% per annum until maturity.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Panache may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In October 2012, we received $38,500 from FLUX Carbon Starter pursuant to a short-term promissory note.  The note provides a maturity date of October 3, 2013.  We received net proceeds of $33,250 after deductions of $3,500 for legal fees and $1,750 for a finder’s fee.  Interest will accrue at 10% per annum until maturity.  FLUX Carbon Starter may elect at an Event of Default to convert any part or all of the $38,500 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In October 2012, we received $27,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $40,000.  The note provides for a $13,000 original issue discount.  The note provides for a redemption premium of 20% on or before January 7, 2012; 25% on or before April 7, 2013; and 30% on or before July 15, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 300,000,000 shares of our common stock in connection with this loan.

On July 17, 2012, Ms. Grable executed a full debt to equity conversion of a $13,000 short-term promissory note in which she converted $13,000 principal and $148 in interest.  We issued Ms. Grable 43,827,215 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0003 per share.

On July 17, 2012, a private investor executed a partial debt to equity conversion of five of her notes in which she converted $19,583 principal into 100,000,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.000177 per share.

On July 25, 2012, a private investor executed a full debt to equity conversion of a $3,000 short-term promissory note in which she converted $3,000 principal into 10,000,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0003 per share.

On July 30, 2012, a private investor executed a partial debt to equity conversion of a $10,000 short-term promissory note in which she converted $6,900 principal into 23,000,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0003 per share.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(26)           SUBSEQUENT EVENTS - UNAUDITED (Continued)

On August 7, 2012, a private investor sold their December 2011 short-term promissory notes totaling $21,604 in principal and $5,334 in premium to OTC Global Partners.  A new short-term promissory note was issued to OTC Global Partners dated August 7, 2012 with a taking period back to December 7, 2011.  OTC Global Partners may elect at an Event of Default to convert any part or all of the $21,604 Principal Amount of the Note plus accrued premium into shares of our common stock at a conversion price $0.00032.

On August 7, 2012, OTC Global Partners executed a partial debt to equity conversion of the $21,604 short-term promissory note in which they converted $21,604 principal and $2,396 in premium.  We issued OTC Global Partners 75,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00032 per share.

On September 5, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 28, 2011 in which they converted $85,582 principal.  We issued Southridge 380,363,446 Common shares pursuant to Rule 144 based on an agreed conversion price of $0.00023 per share.

On September 10, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $20,000 principal.  We issued Levin Consulting Group 80,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00025 per share.  On September 21, 2012 we issued Levin Consulting Group an additional 120,000,000 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On September 10, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $14,885 principal.  We issued Panache 80,026,882 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000186 per share.

On September 11, 2012, Southridge executed a final debt to equity conversion of a $100,000 short-term promissory note dated September 28, 2011 in which they converted $10,418 principal and $3,004 in interest.  We issued Southridge 89,478,883 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00015 per share.

On September 11, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $32,500 principal and $7,036 in interest.  We issued Southridge 263,570,776 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00015 per share.

On September 12, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $4,150 principal.  We issued Southridge 27,666,667 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00015 per share.

On September 12, 2012, Panache executed a partial debt to equity conversion of a $40,000 short-term promissory note dated November 21, 2011 in which they converted $23,250 principal.  We issued Panache 125,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000186 per share.

On September 19, 2012, Panache executed a final debt to equity conversion of a $40,000 short-term promissory note dated November 21, 2011 in which they converted $16,750 principal and $3,244 in interest.  We issued Panache 128,991,484 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000155 per share.

On September 20, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $47,300 principal and $153 in interest.  We issued Southridge 379,627,369 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000125 per share.

10-K Financial Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(a Development Stage Company)

Notes to Financial Statements (Continued)

(26)           SUBSEQUENT EVENTS - UNAUDITED (Continued)

On September 27, 2012, OTC Global Partners executed a partial debt to equity conversion of the $30,000 short-term promissory note in which they converted $18,000 in principal.  We issued OTC Global Partners 180,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On September 28, 2012, Panache executed a partial debt to equity conversion of a $25,000 short-term promissory note dated February 28, 2012 in which they converted $13,200 principal.  We issued Panache 120,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00011 per share.

On October 1, 2012, Southridge executed a final debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $16,050 principal and $219 in interest.  We issued Southridge 162,691,781 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On October 1, 2012, Southridge executed a partial debt to equity conversion of a $20,000 short-term promissory note dated November 14, 2011 in which they converted $10,900 principal and $1,398 in interest.  We issued Southridge 122,983,562 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On October 2, 2012, Southridge executed a final debt to equity conversion of a $20,000 short-term promissory note dated November 14, 2011 in which they converted $9,100 principal and $18 in interest.  We issued Southridge 91,175,304 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On October 3, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $9,000 principal and $106 in interest.  We issued SGI Group 182,124,200 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On October 4, 2012, Panache executed a partial debt to equity conversion of a $25,000 short-term promissory note dated February 28, 2012 in which they converted $6,600 principal.  We issued Panache 120,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000055 per share.

As of October 10, 2012 we owe a total of $1,872,269 in short-term debt.  Of the $1,872,269 we owe a total of $1,247,724 in principal, $594,830 in premium and $29,716 in interest.

We have not yet received an extension of maturity dates on $322,750 principal of notes from a private investor and are in technical default of the notes.  We are negotiating with the lender to extend the maturity dates.

On September 7, 2012, JMJ executed a debt to equity conversion of $19,572 in principal of the third tranche of $35,000, which we closed on October 7, 2011.  We issued JMJ 120,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.000163 per share.

On October 3, 2012, JMJ executed a debt to equity conversion totaling $42,000 of which $14,501 was principal and $3,150 was interest for the third tranche of $35,000, which we closed on October 7, 2011; and $24,349 was principal of the fourth tranche of $25,000, which we closed on February 8, 2012.  We issued JMJ 300,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00014 per share.

We received $10,000 from a partial closing on the fourth tranche with JMJ on October 3, 2012.  In connection with this partial third tranche we will pay a 7% Finder’s Fee, which is $700.

As of October 10, 2012, we owe a total of $66,651 in long-term debt.  Of the $66,651 we owe a total of $50,526 in principal, $9,375 is consideration on the principal and $6,750 is interest.

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

As of June 30, 2012, management assessed the effectiveness of our company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

10-K Main Table of Contents

Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur and would not be prevented or detected.  To remediate these weaknesses, during fiscal year 2013, we will:

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

•	We anticipate that we will be able to complete these remediation efforts by the end our next fiscal year-end of June 30, 2013.

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

Our executive compensation programs were determined and proposed by our Compensation Committee and approved by our Board of Directors, for so long as the Compensation Committee was in existence.  None of the Named Executive Officers were members of the Compensation Committee or otherwise had any role in determining the compensation of other Named Executive Officers, although the Compensation Committee did consider the recommendations of our CEO in setting compensation levels for our other executive officers.  Our Compensation Committee was comprised of three out of our four independent directors.  On February 27, 2008, Edward Rolquin, a member of the Compensation Committee, announced his retirement from the Board of Directors.  On April 16, 2008, we received and accepted the resignations of our three outside directors:  Jay Bendis; Patrick Gorman; and Sherman Lazrus.  Mr. Gorman was not a member of the Compensation Committee.  These resignations were tendered to comply with a request by outside funding sources as a condition to such funding.  Upon their resignations, the Board of Directors assumed the duties of the Compensation Committee.  Thus, the Board of Directors performed the duties of the Compensation Committee for fiscal 2010, fiscal 2011 and fiscal 2012.

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

Current Executive Compensation Program Elements.

Base Salaries
Salaries for our four executive officers are reviewed by the Compensation Committee on an annual basis.  During fiscal 2012, the cash salaries paid to Linda Grable, Allan Schwartz, Deborah O’Brien and Michael Addley were $168,000, $192,400, $138,000, and $50,000 respectively.  During fiscal 2011, the cash salaries paid to Linda Grable, Allan Schwartz and Deborah O’Brien were $168,000, $192,400, and $138,000, respectively.  During fiscal 2010, the cash salaries paid to Linda Grable, Allan Schwartz and Deborah O’Brien were $156,000, $192,400, and $105,859, respectively.

Annual Incentive Bonuses
The Compensation Committee may elect to award incentive bonuses as part of total compensation to executive officers who have rendered services during the year that exceed those normally required or anticipated or who have achieved specific targeted objectives with regard to sales performance, financial performance, inventory efficiencies and other criteria which may be established from time to time.  These bonuses are intended to reflect the Compensation Committee’s determination to reward any executive who, through extraordinary effort, has substantially benefited the Company and its stockholders during the year.  During fiscal 2012, no annual incentive bonuses were paid.

Stock Option Grants
Our policy is that the long-term compensation of our Named Executive Officers and other executive officers should be directly linked to the value provided to stockholders.  Therefore, we have periodically made grants of stock options to provide further incentives to our executives to increase stockholder value.  During fiscal 2012 the stock option grant to Michael Addley was 10,000,000 shares.  During fiscal 2012 and fiscal 2011, there were no stock option grants made to Linda Grable, Allan Schwartz and Deborah O’Brien.  During fiscal 2010, the stock option grants made to Linda Grable, Allan Schwartz and Deborah O’Brien were 6,000,000, 6,000,000 and 6,000,000, respectively.  Stock options are granted with an exercise price that is equal to the closing price of our common stock on the grant date.  Thus, the recipients will realize value on their stock options if our stockholders realize value on their shares.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was an officer or employee of our Company during the prior year or was formerly an officer of our Company.  During the fiscal year ended June 30, 2012, none of our executive officers served on the Compensation Committee of any other entity, any of whose directors or executive officers served either on our Board of Directors or on our Compensation Committee.

10-K Main Table of Contents

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position	Year Elected or Appointed

Linda B. Grable	75	Chief Executive Officer and	2008
		Chairman of the Board

Allan L. Schwartz	70	Executive Vice-President, Chief	1994
		Financial Officer and Director

Deborah O’Brien	48	Senior Vice-President	2003

Michael Addley	60	Chief Operating Officer	2012

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

Michael Addley
Mr. Addley is an executive with decades of experience leading domestic and international medical device operations.  The Company believes that his extensive experience in launching “high-tech” medical devices and new procedures will play a valuable role in the Company’s efforts to pursue FDA marketing clearance.  Most recently, from 2006-2008, Mr. Addley served as Vice President/New Business Development of Polar Technics Ltd. (Australia), and since 2008 has provided consulting services to medical device manufacturers, including the Company, through his consulting firm Addley International Corp., London, Ontario.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file.  To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended June 30, 2012.

10-K Main Table of Contents

Item 11.  Executive Compensation
The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer, Executive Vice President & CFO, and Senior Vice President for services rendered to us during fiscal 2012.

SUMMARY COMPENSATION TABLE – FISCAL 2012

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)(6)	($)	($)(7)	($)(8)	($)	($)	($)	($)
Linda B. Grable	2012	168,000	-	9,000	-	-	-	-	177,000
CEO and COB(1),(2)	2011	168,000	-	5,750	109,375	-	-	-	283,125
	2010	156,000	-	5,000	190,625	-	-	-	351,625

Allan L. Schwartz	2012	192,400	-	9,000	-	-	-	-	201,400
Exec V.P.,CFO and Director(1),(3)	2011	192,400	-	5,750	109,375	-	-	-	307,525
	2010	192,400	-	5,000	190,625	-	-	-	388,025

Deborah O'Brien	2012	138,000		9,000	-	-	-	-	147,000
Senior Vice- President(1),(4)	2011	138,000		5,750	109,375	-	-	-	253,125
	2010	105,859	-	5,000	190,625	-	-	-	301,484

Michael Addley
Chief Operating Officer(1),(5)	2012	50,000	-	-	12,800	-	-	-	62,800

(1)
All Named Executive Officers receive reimbursement for auto expense in the amount of $500 per month.  However, during f/y 2012, 2011 and 2010 the Executive Officers agreed to accrue various monthly auto expenses until a time where the Company secures additional financing.

(2)
Salary recorded for f/y 2012 and 2011 includes base salary of $168,000.  From January 1, 2012 to June 30, 2012, Ms. Grable deferred $65,159 of her salary which will be accrued until such time as the Company secures additional financing.  Effective January 1, 2010, Ms. Grable’s salary increased from $144,000 to $168,000.  Previously, from January 1, 2009 through June 30, 2009, Ms. Grable deferred $39,000 of her salary which was accrued until such time as the Company secures additional financing.  The Company secured the additional financing and Ms. Grable was paid the $39,000 of deferred salary in f/y 2010.  On April 16, 2008, Ms. Grable came out of retirement and rejoined the company as Chairman of the Board and CEO.  As of June 30, 2012, Ms. Grable is owed a total of $65,159 of her salary from the current fiscal year.

(3)
Salary recorded for f/y 2012 and 2011 includes base salary of $192,400.  From January 1, 2012 to June 30, 2012, Mr. Schwartz deferred $76,475 of his salary which will be accrued until such time as the Company secures additional financing.  Previously, from January 1, 2009 through June 30, 2009, Mr. Schwartz deferred $52,108 of his salary which was accrued until such time as the Company secures additional financing.  The Company secured the additional financing and Mr. Schwartz was paid the $52,108 of deferred salary in f/y 2010.  From July 1, 2008 through July 31, 2008, Mr. Schwartz deferred $4,008 of his salary until a time where the Company secures additional financing. Salary recorded for f/y 2008 includes base salary of $179,142 plus $6,660 vacation pay.  From April 1, 2008 through June 30, 2008, Mr. Schwartz deferred $12,025 of his salary until a time where the Company secures additional financing.  As of June 30, 2012, Mr. Schwartz is owed a total of $92,508 of his salary from the current and previous fiscal years.

(4)
Salary recorded for f/y 2012 and 2011 includes base salary of $138,000, however Ms. O’Brien is only working part-time and her reduced base salary is $69,000.  From January 1, 2012 to June 30, 2012, Ms. O’Brien deferred $22,539 of her salary which will be accrued until such time as the Company secures additional financing.  Ms. O’Brien took a temporary leave of absence during f/y 2010 and was only paid $105,859.  Previously, from January 1, 2009 through June 30, 2009, Ms. O’Brien deferred $37,375 of her salary which was accrued until such time as the Company secures additional financing.  The Company secured the additional financing and Ms. O’Brien was paid the $37,375 of deferred salary in f/y 2010.

(5)
Salary recorded for f/y 2012 includes base salary of $100,000.  From January 1, 2012 to June 30, 2012, Mr. Addley deferred $37,652 of his salary which will be accrued until such time as the Company secures additional financing.

(6)
During the third and fourth quarter of f/y 2012, the Executive Officers were paid a portion of their respective salaries with the balance due accrued until such time as the Company secures additional financing.  The Company secured the additional financing and all three Executive Officers were paid their deferred salary in f/y 2010 except Mr. Schwartz is owed a total of $16,033 of his salary from previous fiscal years.

(7)
During November 2011, 500,000 shares of shares of common stock were issued as a bonus to all Company employees.  However, the executive officers’ shares were issued with a restrictive legend while the other employees’ shares were issued without restrictive legend due to the de-minimus size of the issuance.  Compensation expense of $3,000 per employee was recorded as the fair market value of the common stock on the date of issuance was $.006 per share.  During September 2010, 250,000 shares of shares of common stock were issued as a bonus to all Company employees.  However, the executive officers’ shares were issued with a restrictive legend while the other employees’ shares were issued without restrictive legend due to the de-minimus size of the issuance.  Compensation expense of $5,750 per employee was recorded as the fair market value of the common stock on the date of issuance was $.023 per share.  During December 2009, 250,000 shares of common stock were issued as a bonus to all Company employees.  However, the executive officers’ shares were issued with a restrictive legend while the other employees’ shares were issued without restrictive legend due to the de-minimus size of the issuance.  Compensation expense of $5,000 per employee was recorded as the fair market value of the common stock on the date of issuance was $.02 per share.  .

(8)
Amount listed represents the dollar amount we recognized for financial reporting purposes under FASB guidance, “Share Based Payment”.  Assumptions made for the purpose of computing this amount are discussed in Note 2(j) to the Notes to our Financial Statements contained in this report.

10-K Main Table of Contents

OUTSTANDING EQUITY AWARDS AT FISCAL 2012 YEAR-END

The following table sets forth information concerning unexercised options outstanding for each of our Named Executive Officers at June 30, 2012.

	Option Awards					Stock Awards

									Equity
			Equity					Equity Incentive	Incentive Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Linda B. Grable	1,000,000	-	-	$0.045	4/16/2018
CEO and Chairman	3,000,000	-	-	$0.01	3/23/2019
of the Board(1)	6,000,000	-		$0.05	3/22/2020

Allan L. Schwartz	500,000	-	-	$0.30	8/30/2012
Exec V.P., CFO and	500,000	-	-	$1.21	8/30/2013
Director(2)	500,000	-	-	$0.30	8/30/2014
	100,000	-	-	$0.20	9/12/2015
	250,000	-	-	$0.11	9/12/2016
	250,000	-	-	$0.058	8/30/2017
	3,000,000	-	-	$.01	3/23/2019
	6,000,000	-		$.05	3/22/2020

Deborah O'Brien	302,000	-	-	$1.13	9/15/2013
Senior Vice-	250,000	-	-	$0.11	9/12/2016
President(3)	250,000	-	-	$0.084	9/15/2017
	6,000,000	-		$0.05	3/22/2020

Michael Addley	5,000,000	5,000,000	-	$0.05	12/8/2021

(1)	Ms. Grable had 10,000,000 stock options outstanding as of June 30, 2012 of which 10,000,000 are fully vested.
(2)	Mr. Schwartz had 11,100,000 stock options outstanding as of June 30, 2012 of which 11,100,000 are fully vested.
(3)	Ms. O’Brien had 6,802,000 stock options outstanding as of June 30, 2012 of which 6,802,000 are fully vested.
(4)	Mr. Addley had 10,000,000 stock options outstanding as of June 30, 2012 of which 5,000,000 are fully vested.

10-K Main Table of Contents

OPTION EXERCISES AND STOCK VESTED - FISCAL 2012

The following table sets forth information concerning each exercise of stock options for each of our Named Executive Officers during the year ended June 30, 2012.

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
Linda B. Grable
CEO and Chairman
of the Board	-	-	-	-

Allan L. Schwartz
Exec V.P., CFO
and Director	-	-	-	-

Deborah O'Brien
Senior Vice-President	-	-	-	-

Michael Addley
Chief Operating Officer

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

On March 22, 2010, we entered into two-year employment agreement and accompanying stock option agreement with Ms. Grable.  The agreement provided an annual base salary of $168,000.  She was also granted an option to purchase 6,000,000 shares of the Company’s common stock, of which 3,000,000 shares vested and became exercisable on the effective date of the employment agreement and 3,000,000 shares shall vest and become exercisable on March 22, 2011.  The option exercise price per share is $.05, the closing price of the Company’s common stock on March 22, 2010.  Ms. Grable’s new employment agreement replaces her previous employment agreement which expired on April 15, 2010.  On March 21, 2012, Ms. Grable’s employment agreement expired and she is serving as CEO with no current employment agreement.

10-K Main Table of Contents

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

On March 22, 2010, we entered into two-year employment agreement with Mr. Schwartz at an annual salary of $192,400.  Mr. Schwartz was also granted an option to purchase 6,000,000 shares of the Company’s common stock, of which 3,000,000 shares vested and became exercisable on the effective date of the employment agreement and 3,000,000 shares shall vest and become exercisable on March 22, 2011.  The option exercise price per share is $.05, the closing price of the Company’s common stock on March 22, 2010.  His previous employment agreement expired on March 22, 2010.  On March 21, 2012, Mr. Schwartz’s employment agreement expired and he is serving as Executive Vice-President and CFO with no current employment agreement.

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

On March 22, 2010, we entered into two-year employment agreement with Ms. O’Brien at an annual salary of $138,000.  Ms. O’Brien was also granted an option to purchase 6,000,000 shares of the Company’s common stock, of which 3,000,000 shares vested and became exercisable on the effective date of the employment agreement and 3,000,000 shares shall vest and become exercisable on March 22, 2011.  The option exercise price per share is $.05, the closing price of the Company’s common stock on March 22, 2010.  On March 21, 2012, Mr. O’Brien’s employment agreement expired and she is serving as Senior Vice-President with no current employment agreement.

Michael Addley

On December 8, 2011, we entered into entered into a two-year employment agreement and accompanying stock option agreement with Michael W. Addley to become the Company’s Chief Operating Officer effective January 1, 2012.  The Agreement provides an annual base salary of $100,000 per annum and an option to purchase 10,000,000 shares of the Company’s common stock, of which 2,500,000 shares which shall vest and become exercisable on

10-K Main Table of Contents

April 1, 2012; 2,500,000 shares shall vest and become exercisable on June 29, 2012; 2,500,000 shares shall vest and become exercisable on September 27, 2012; 2,500,000 shares shall vest and become exercisable on December 25, 2012.  The option exercise price per share is $.005, the closing price of the Company’s common stock on December 8, 2011.

Potential Payments Upon Termination or Change in Control

Michael Addley

Upon termination of Mr. Addley’s employment agreement for any reason other than voluntary termination; termination “without cause” or termination by the Company for “Cause” as defined below, the following will apply:

(b)         Termination without Cause.  The Company may terminate the Executive’s employment without cause.  Such termination will become effective upon the date specified in the termination notice, provided that such date is at least 180 days from the date of such notice.  In the event of such termination without cause:

(i)              The Company will continue to pay the Executive his salary pursuant to Section 3(a) through the 180 day notice period.

(ii)              The Company will continue to maintain through the 180 day notice period, the benefits provided to the Executive referred to in Section 3(b) as in effect on the date of termination.

On the effective date of termination, all options that were scheduled to vest will vest and will remain exercisable for a period of three years from the date of this Agreement.

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

(e)         Special Termination.  In the event that (i) the Executive, with or without a change in title or formal corporate action, shall no longer exercise all of his customary duties and responsibilities and shall no longer possess substantially all the authority customary for a Chief Operating Officer in a publicly-traded company; (ii) the Company materially breaches this Agreement or the performance of its duties and obligations hereunder; or (iii) any entity or person not now an executive officer of the Company becomes either individually or as part of a group the beneficial owner of 20% or more of the Company’s common stock, the Executive, by written notice to the Company, may elect to deem the Executive’s employment hereunder to have been terminated by the Company

10-K Main Table of Contents

without cause under Section 2(b) hereof, in which event the Executive shall be entitled to the compensation provided for in Section 2(b).

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

Upon termination of Mr. Addley’s employment agreement without “cause” or by change of control as defined in paragraph (e) Special Termination (ii), we will be obligated to pay the balance of compensation due on his two-year contract which commenced on January 4, 2012.  Assuming such termination occurred on June 30, 2012, we estimate that amount to be $50,000.

Director Compensation – Fiscal 2012

During fiscal 2012, we had one independent director, David Schmidt.  Mr. Schmidt resigned his position as a Director on June 26, 2012.

During fiscal 2011, we had no independent directors.  Our employee directors do not receive separate compensation for their Board service.

In connection with David Schmidt’s appointment to our Board of Directors on August 1, 2011, as an independent, non-employee director, he was compensated $2,000 per quarter and received an annual option grant of 250,000 shares vesting 62,500 shares per quarter beginning on November 1, 2011.  All of his options were vested in connection with his resignation.  Our non-employee Board members are paid $600 per diem fees for days in which a board meeting is attended or the director is otherwise required to visit the Company or spend a significant amount of a day working on Company matters (“workshop days”).  We reimburse reasonable travel expenses for attending board meetings and expenses associated with workshop days.

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

10-K Main Table of Contents

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

10-K Main Table of Contents

years after the date of the 2010 Plan.  The 2010 Non-Statutory Stock Plan replaced the 2007 Non-Statutory Stock Option Plan.

On December 16, 2011, the Board of Directors adopted the Company’s 2011 Non-Statutory Stock Option Plan (the “2011 Plan”).  The 2011 Plan will provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company.  The maximum number of options that may be granted under the 2011 Plan shall be options to purchase 58,491,605 shares of Common Stock (5% of our issued and outstanding common stock as of December 16, 2011).  Options may be granted under the 2012 Plan for up to 10 years after the date of the 2011 Plan.  The 2011 Non-Statutory Stock Plan replaced the 2010 Non-Statutory Stock Option Plan.

On August 8, 2012, the Board of Directors adopted the Company’s 2012 Non-Statutory Stock Option Plan (the “2012 Plan”).  The 2012 Plan will provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company.  The maximum number of options that may be granted under the 2012 Plan shall be options to purchase 196,781,578 shares of Common Stock (5% of our issued and outstanding common stock as of August 8, 2012).  Options may be granted under the 2012 Plan for up to 10 years after the date of the 2012 Plan.  The 2012 Non-Statutory Stock Plan replaced the 2011 Non-Statutory Stock Option Plan.

10-K Main Table of Contents

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table shows the beneficial ownership of our common stock as of October 10, 2012 regarding:

·	each person that we know of who beneficially owns more than 5% of the outstanding shares of our common stock,
·	each current director and executive officer, and
·	all executive officers and directors as a group.

Name and Address	Number of Shares Owned	% of Outstanding
of Beneficial Owner	Beneficially(1)(2)	Shares of Common Stock

Linda B. Grable	71,337,489(3)	0.98%
5307 NW 35th Terrace
Fort Lauderdale, FL 33309

Allan L. Schwartz	15,755,520(4)	0.22%
5307 NW 35th Terrace
Fort Lauderdale, FL 33309

Deborah O’Brien	8,412,000(5)	0.11%
5307 NW 35th Terrace
Fort Lauderdale, FL 33309

Michael Addley	7,500,000(6)	0.10%
5307 NW 35th Terrace
Fort Lauderdale, FL 33309

All officers and directors	103,005,009(7)	1.41%
as a group (4 persons)

(1)
Except as indicated in the footnotes to this table, based on information provided by such persons, the persons named in the table above have sole voting power and investment power with respect to all shares of common stock shown beneficially owned by them.

(2)
Percentage of ownership is based on 7,287,218,961 shares of common stock outstanding as of October 10, 2012 plus each person’s options that are exercisable within 60 days.  Shares of common stock subject to stock options that are exercisable within 60 days as of October 10, 2012 are deemed outstanding for computing the percentage of that person and the group.

(3)	Includes 10,000,000 shares subject to options and 61,337,489 shares owned by Linda B. Grable.
(4)	Includes 10,600,000 shares subject to options and 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.
(5)	Includes 6,802,000 shares subject to options.
(6)	Includes 7,500,000 shares subject to options.
(7)
Includes 34,902,000 shares subject to options held by Linda Grable, Allan Schwartz, Deborah O’Brien and Michael Addley.  Also includes 9,000 shares owned by the wife of Allan L. Schwartz, Carolyn Schwartz, of which he disclaims beneficial ownership.

Dividend Policy
To date, we have not declared or paid any dividends with respect to our common stock, and the current policy of the Board of Directors is to retain any earnings to provide for our growth.  We do not anticipate paying cash dividends on our common stock in the foreseeable future.

10-K Main Table of Contents

Item 13.  Certain Relationships and Related Transactions

The late Richard and Linda Grable were husband and wife.  Ms. Grable continues to control a substantial portion of our outstanding stock.

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

On March 21, 2012 we entered into a Series Q Preferred Stock Purchase Agreement with Ms. Grable pursuant to which she was issued all of the 51 authorized shares of Series Q Preferred Stock, with a stated value of $0.001 per share as partial consideration for past and future services rendered and recorded the nominal amount of $1.00 for this issuance.  The Series Q Preferred Stock has no economic value and was issued solely for voting purposes.

In May 2012, we received $13,000 from Linda Grable pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 21, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Ms. Grable may elect at an Event of Default to convert any part or all of the $13,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

On July 17, 2012, Ms. Grable executed a full debt to equity conversion of a $13,000 short-term promissory note in which she converted $13,000 principal and $148 in interest.  We issued Ms. Grable 43,827,215 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0003 per share.

Item 14.  Principal Accounting Fees and Services

For the Fiscal Years ended June 30, 2012 and 2011, we paid audit fees totaling $31,500 and $49,000 respectively, and paid fees for tax services totaling $2,500 and $2,500 respectively.

	June 30,
	2012	2011
Audit Fees	$31,500	$49,000
Tax Services	$2,500	$2,500

Totals	$34,000	$51,500

10-K Main Table of Contents

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits

EXHIBIT	DESCRIPTION

3.1	Articles of Incorporation (Florida)- Incorporated by reference to Exhibit 3(a) of our Form 10-KSB for the fiscal year ending June 30, 1995.
3.2
Amendment to Articles of Incorporation (Designation of Series A Convertible Preferred Shares) - Incorporated by reference to Exhibit 3.  (i). 6 of our Form 10-KSB for the fiscal year ending June 30, 1996.  File number 033-04008.

3.3	Amendment to Articles of Incorporation (Designation of Series B Convertible Preferred Shares). Incorporated by reference to our Registration Statement on Form S-1 dated July 1, 1997.
3.4	Amendment to Articles of Incorporation (Designation of Series C Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated October 15, 1997.
3.5	Amendment to Articles of Incorporation (Designation of Series D Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated January 12, 1998.
3.6	Amendment to Articles of Incorporation (Designation of Series E Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated February 19, 1998.
3.7	Amendment to Articles of Incorporation (Designation of Series F Convertible Preferred Shares). Incorporated by reference to our Form 8-K dated March 6, 1998.
3.8	Amendment to Articles of Incorporation (Designation of Series H Convertible Preferred Shares). Incorporated by reference to our Registration Statement on Form S-2 File Number 333-59539.
3.9	Certificate of Dissolution - is incorporated by reference to Exhibit (3)(a) of our Form 10-KSB for the fiscal year ending June 30, 1995.
3.10	Articles of Incorporation and By- Laws (New Jersey) -are incorporated by reference to Exhibit 3 (i) of our Form 10-SB, as amended, file number 0-26028, filed on May 6, 1995 ("Form 10-SB").
3.11	Certificate and Plan of Merger - is incorporated by reference to Exhibit 3(i) of the Form 10-SB.
3.12	Certificate of Amendment - is incorporated by reference to Exhibit 3(i) of the Form 10-SB.
3.13	Amended Certificate of Amendment-Series G Designation.
3.14	Certificate of Amendment-Series I Designation
3.15	Amended Certificate of Amendment-Series B Designation
3.16	Certificate of Amendment-Series K Designation. Incorporated by reference to our Form 10-KSB for the fiscal year ending June 30, 2000 filed on September 14, 2000.
3.17	Certificate of Amendment-Series L Designation.
10.2	Patent Licensing Agreement. Incorporated by reference to our Registration Statement on Form S-2, File Number 333-59539.
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

Signatures	Title	Date

/s/Linda B. Grable	Chief Executive Officer	October 15, 2012
Linda B. Grable	and Chairman of the Board of Directors

/s/Allan L. Schwartz	Director, Executive Vice-President,	October 15, 2012
Allan L. Schwartz	and Chief Financial Officer
(Principal Accounting and Financial
Officer)