Form 10-K/A
period 2012-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2012-10-29
CIK 790652

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

Documents Incorporated By Reference

EXPLANATORY NOTE

Imaging Diagnostic Systems, Inc., the (“Company”) is filing this Form 10-K/A solely to include eXtensible Business Reporting Language (XBRL) information in Exhibit 101 that was not included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as provided for under Rule 405 of the Securities and Exchange Commission’s Regulation S-T.  This Form 10-K/A makes no other changes to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 15, 2012.

Exhibit 101 provides the following items formatted in eXtensible Business Reporting Language (XBRL) for Imaging Diagnostic Systems, Inc.: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; (iv) the Statements of Stockholders' Deficit and (v) the Notes to Financial Statements.

The Company submits the XBRL files within the 30-day grace period that the SEC has provided to the first time detailed footnotes filers.

EXHIBITS

Exhibit Number	Exhibit Description
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Signatures	Title	Date

/s/Linda B. Grable	Chief Executive Officer	October 29, 2012
Linda B. Grable	and Chairman of the Board of Directors

/s/Allan L. Schwartz	Director, Executive Vice-President,	October 29, 2012
Allan L. Schwartz	and Chief Financial Officer
(Principal Accounting and Financial
Officer)