Form 10-Q
period 2012-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2012-11-19
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of each of the issuer's classes of equity as of November 19, 2012: 8,967,416,250 shares of common stock, no par value; and 20 shares of Series L convertible preferred stock outstanding.

	IMAGING DIAGNOSTIC SYSTEMS, INC.
	(A Development Stage Company)

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Balance Sheets – (Unaudited) September 30, 2012 and June 30, 2012	3

	Condensed Statements of Operations - (Unaudited) Three months ended September 30, 2012 and 2011, and December 10, 1993 (date of inception) to September 30, 2012	4

	Condensed Statements of Cash Flows - (Unaudited) Three months ended September 30, 2012 and 2011, and December 10, 1993 (date of inception) to September 30, 2012	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Financial Condition and Results	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	67

Item 4.	Controls and Procedures	67

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	68

Item 1A.	Risk Factors	68

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 3.	Defaults Upon Senior Securities	68

Item 4.	Mine Safety Disclosures	69

Item 5.	Submission of Matters to a Vote of Security Holders	69

Item 6.	Other Information	69

Item 7.	Exhibits	108

Signatures		111

"We", "Us", "Our" and "IDSI" unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

10-Q Table of Contents
IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

Assets

	Sept. 30, 2012	June 30, 2012
Current assets:	Unaudited	*
Cash	$3,520	$1,623
Accounts receivable, net of allowances for doubtful accounts
of $10,000 and $18,750, respectively	30,000	56,250
Inventories, net of reserve of $390,000 and $390,000, respectively	243,399	246,020
Prepaid expenses	25,424	24,124

Total current assets	302,343	328,017

Property and equipment, net	129,915	131,152
Intangible assets, net	93,985	102,530

Total assets	$526,243	$561,699

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,654,302	$1,728,338
Accrued payroll taxes and penalties	1,398,877	1,489,640
Customer deposits	142,563	142,563
Short-term derivative liability	412,542	961,058
Short-term debt, net of debt discount of $364,739 and $156,539	1,419,633	1,657,223

Total current liabilities	5,027,917	5,978,822

Long-Term liabilities:
Long-term debt, net of debt discount of $52,222 and $60,553	44,404	55,645
Long-term derivative liability	76,885	-

Total long-term liabilities	121,289	55,645

Convertible preferred stock (Series L), 9% cumulative annual dividend,
no par value, 20 and 20 shares issued, respectively	200,000	200,000

Stockholders' (Deficit):
Preferred stock, Series P, no par value, 55 and 0 shares issued, respectively	-	-
Preferred stock, Series Q, $.001 par value, 51 and 0 shares issued, respectively	1	1
Common stock	110,141,501	109,743,826
Common stock - Debt Collateral	(73,970)	(73,970)
Additional paid-in capital	5,672,072	5,630,411
Deficit accumulated during development stage	(120,562,567)	(120,973,036)

Total stockholders' (Deficit)	(4,822,963)	(5,672,768)

Total liabilities and stockholders' (Deficit)	$526,243	$561,699

* Derived from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

10-Q Table of Contents
IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statements of Operations

	Three Months Ended		From Inception
	September 30,		December 10, 1993 to
	2012	2011	September 30, 2012
			*
Net Sales	$1,000	$38,409	$2,592,502
Gain on sale of fixed assets	-	-	2,794,565
Cost of Sales	-	4,729	979,777

Gross Profit	1,000	33,680	4,407,290

Operating Expenses:
General and administrative	179,978	741,813	64,064,394
Research and development	40,074	212,905	24,000,990
Sales and marketing	22,673	101,557	9,947,077
Inventory valuation adjustments	4,215	7,739	4,971,122
Depreciation and amortization	9,782	16,715	3,465,017
Amortization of deferred compensation	-	-	4,064,250

	256,722	1,080,729	110,512,850

Operating Loss	(255,722)	(1,047,049)	(106,105,560)

Interest income	-	187	311,217
Other income	35,322	6,404	1,247,421
Other income - LILA Inventory	-	-	(69,193)
Change in fair value of derivative liability	795,019	389,528	1,831,737
Interest expense	(164,149)	(264,489)	(10,930,429)

Net Income (Loss)	410,470	(915,419)	(113,714,807)

Dividends on cumulative Preferred stock:
From discount at issuance	-	-	(5,402,713)
Earned	-	-	(1,445,047)

Net Income (Loss) applicable to
common shareholders	$410,470	$(915,419)	$(120,562,567)

Net Loss per common share:
Basic and diluted	$0.00	$(0.00)	$(0.35)

Weighted average number of
common shares outstanding:
Basic and diluted	4,220,775,178	966,093,349	340,792,488

* The numbers presented from inception December 10, 1993 to June 30, 2012 are unaudited by our current auditor.

The accompanying notes are an integral part of these condensed financial statements.

10-Q Table of Contents
IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statement of Cash Flows

	Three Months		From Inception
	Ended September 30,		December 10, 1993 to
	2012	2011	September 30, 2012
			*
Cash flows from operations:
Net Income (loss)	$410,470	$(915,419)	$(113,714,807)
Changes in assets and liabilities	(682,673)	239,743	36,011,393
Net cash used in operations	(272,203)	(675,676)	(77,703,414)

Cash flows from investing activities:
Proceeds from sale of property & equipment	-	-	4,390,015
Capital expenditures	-	-	(7,578,436)
Net cash provided (used in) investing activities	-	-	(3,188,421)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Other financing activities	274,100	507,500	10,624,106
Proceeds from issuance of preferred stock	-	-	18,389,500
Net proceeds from issuance of common stock	-	-	51,932,038

Net cash provided by financing activities	274,100	507,500	80,895,355

Net increase (decrease) in cash	1,897	(168,176)	3,520

Cash, beginning of period	1,623	189,135	-

Cash, end of period	$3,520	$20,959	$3,520

* The numbers presented from inception December 10, 1993 to June 30, 2012 are unaudited by our current auditor.

The accompanying notes are an integral part of these condensed financial statements.

10-Q Table of Contents
IMAGING DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2013.  These condensed financial statements have been prepared in accordance with Financial Accounting Standards guidance for Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on October 15, 2012.

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

NOTE 2 - GOING CONCERN

Imaging Diagnostic Systems, Inc. ("IDSI") is a development stage enterprise and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing.  IDSI has yet to generate a positive internal cash flow, and until significant sales of our product occur, we are dependent upon debt and equity funding.  See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations, which would materially impact our ability to continue as a going concern.  Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for capital requirements to date.  Recently we have relied on raising additional capital through our new Private Equity Credit Agreement with Southridge Partners II, L.P. ("Southridge") dated January 7, 2010, which replaced the Charlton Agreement and through the issuance of short term promissory notes.  We also intend to raise capital through other sources of financing.  See Part II, Item 5, Other Information – "Financing/Equity Line of Credit."  Since June 2011, we have been unable to draw from this new private equity line, consequently, alternative financing is required to continue operations, and there is no assurance that we will be able to obtain alternative financing on commercially reasonable terms.  There is no assurance that, if and when Food and Drug Administration ("FDA") marketing clearance is obtained, the CTLM® will achieve market acceptance or that we will achieve a profitable level of operations.

We currently manufacture and sell our sole product, the CTLM® - Computed Tomography Laser Mammography.  We are appointing distributors and installing collaboration systems as part of our global commercialization program.  We have sold 17 systems as of September 30, 2012; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  We are attempting to create increased product awareness as a foundation for developing markets through an international distributor network.  We may be able to exit reporting as a Development Stage Enterprise upon two successive quarters of sufficient revenues such that we would not have to utilize other funding to meet our quarterly operating expenses.

10-Q Table of Contents
NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	Sept. 30, 2012	June 30, 2012
	Unaudited
Raw materials consisting of purchased parts, components and supplies	$475,060	$477,681
Work-in-process including units undergoing final inspection and testing	28,915	28,915
Finished goods	129,424	129,424

Sub-Total Inventories	633,399	636,020

Less Inventory Reserve	(390,000)	(390,000)

Total Inventory - Net	$243,399	$246,020

We review our Inventory for parts that have become obsolete or in excess of our manufacturing requirements and our Finished Goods for valuation pursuant to our Critical Accounting Policy for Inventory.  For the fiscal year ending June 30, 2012, we reclassified the net realizable value of $11,928 from Clinical Equipment to Consignment Inventory due to a CTLM® system being purchased by one of our Distributors.  For the fiscal year ending June 30, 2011, we reclassified the net realizable value of $6,525 of CTLM® systems in Inventory to Clinical equipment.  For the fiscal year ending June 30, 2009, we reclassified the net realizable value of $8,591 as this CTLM® system is being used as a clinical system at the University of Florida.  For the fiscal year ending June 30, 2008 since such finished goods are being utilized for collecting data for our FDA application, we reclassified the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical equipment.  For the fiscal year ending June 30, 2009 we identified $408,000 of Inventory that we deem impaired due to the lack of inventory turnover.  For the fiscal year ending June 30, 2010 we identified $399,000 of Inventory that we deem impaired due to the lack of inventory turnover.  We reduced Inventory Reserve by $9,000 for the fiscal year ending June 30, 2012 due to the sale of the CTLM® system to our distributor Kepter Internacional.  For the fiscal year ending June 30, 2012, we identified $390,000 of Inventory that we deem impaired due to the lack of inventory turnover.  There were no changes to Inventory Reserve for the quarter ending September 30, 2012.

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

To be reasonably assured of collectibility, our policy is to minimize the risk of doing business with distributors in countries which are having difficult financial times by requesting payment via an irrevocable letter of credit ("L/C") drawn on a United States bank prior to shipment of the CTLM®.  It is not always possible to obtain an L/C from our distributors so in these cases we must seek alternative payment arrangements which include third-party financing, leasing or extending payment terms to our distributors.

10-Q Table of Contents
NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

Various accounting pronouncements that have been issued or proposed by the FASB that do not require adoption until a further date are not expected to have a material impact on the Company's financial statements upon adoption.

NOTE 6 – STOCK-BASED COMPENSATION

The Company relies on the guidance provided by ASC 718, ("Share Based Payments").  ASC 718 requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying ASC 718 approximated $36,271 and $2,290, respectively, in additional compensation expense for the three months ended September 30, 2012 and 2011.

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

For purposes of the following disclosures the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model.  For the quarter ending September 30, 2012, the net income and earnings per share reflect the actual deduction for option expense as a non-cash compensation expense.

Stock-based compensation expense recorded during the three months ended September 30, 2012, was $36,271 compared to $2,290 from the corresponding period in fiscal 2011.  See "Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back".

The weighted average fair value per option at the date of grant for the three months ended September 30, 2012 using the Black-Scholes Option-Pricing Model was $0.0008.  The weighted average fair value per option at the date of grant for the three months ended September 30, 2011 was $0.015.  Assumptions were as follows:

	Three Months Ended
	September 30th,
	2012	2011
Expected Volatility(1)	182%	126%
Risk Free Interest Rate(2)	3%	4%
Expected Term(3)	8 yrs	8 yrs

10-Q Table of Contents

(1)  We calculate expected volatility through a mathematical formula using the last day of the week's closing stock price for the previous 61 weeks prior to the option grant date.  The expected volatility for the three months ending September 30, 2012 and 2011 in the table above are weighted average calculations.

(2)  We lowered our risk-free interest rate from 4% to 3% for stock option expensing effective for the quarter ending September 30, 2012.  If a significant increase or decrease occurs in the zero coupon rate of the U.S Treasury Bond, a new rate will be set.  The decrease in the risk-free interest rate will decrease compensation expense.

(3)  We continue to use an expected term assumption of eight years based on guidance provided by SEC Staff Accounting Bulletin 107 and subsequently, Staff Accounting Bulletin 110.  These bulletins enable us to use the simplified method for "plain vanilla" options for this calculation.

NOTE 7 - COMMON STOCK ISSUANCES – PRIVATE EQUITY CREDIT AGREEMENT

During the first quarter ending September 30, 2012, we did not draw from our Private Equity Credit Agreement with Southridge Partners II LP ("Southridge").  See Item 5.  Other Information – "Financing/Equity Line of Credit."  Subsequent to the end of the first quarter, we did not initiate any put notices from our Private Equity Credit Agreement with Southridge through the date of this report.

NOTE 8 – DEBT DISCOUNT

For the quarter ending September 30, 2012, we received $274,100 from the proceeds of Convertible Short-Term Notes.  We recorded interest expense to amortize the debt discount in the amount of $133,632 for the quarter ending September 30, 2012, which includes all of the outstanding Convertible Short-Term Notes.  See "Part II, Item 5, Financing/Equity Line of Credit, Issuance of Stock in Connection with Short-Term Loans"

In connection with the sale of a Convertible Promissory Note Agreement on February 23, 2011, with an unaffiliated third party, JMJ Financial (the "Lender" or "JMJ"), relating to a private placement of a total of up to $1,800,000 in principal amount of a Convertible Promissory Note (the "Note") providing for advances of a gross amount of $1,600,000 in seven tranches, we recorded interest expense to amortize the debt discount in the amount of $11,814 during the quarter ending September 30, 2012.  See "Part II, Item 5, Financing/Equity Line of Credit, Issuance of Stock in Connection with Long-Term Loans"

There remains a total of $416,961 of debt discount yet to be amortized as of September 30, 2012.

10-Q Table of Contents

NOTE 9 – SHORT-TERM DEBT

From November 10, 2009 to September 30, 2012 we borrowed $4,032,041 in the aggregate from 14 unaffiliated third party investors.

In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  $30,000 principal on one of the notes was sold to OTC Global Partners in September 2012.  As of September 30, 2012, we have repaid an aggregate principal and premium in the amount of $148,500 on these short-term notes and owe a balance of $202,917 of which $82,000 is the principal remaining.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through June 30, 2012 for 3% additional premium per month.  However, as of June 30, 2012, we are accruing this 3% additional premium per month but have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with all of the extensions, a total of $82,600 of additional premium was accrued as of September 30, 2012.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through June 30, 2012 for 3% additional premium per month on each note.  We have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with these extensions a total of $260,250 of additional premium was accrued for the December 2009 notes as the date of this report.  As of September 30, 2012, Southridge has converted $131,450 principal and $55,600 premium into 251,995,632 shares of which 20,746,666 shares of our common stock that was previously issued as collateral.

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 31,363,637 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through July 31, 2011 for 3% additional premium per month on each note.  In January 2011, Southridge purchased a total of $600,000 in principal value of promissory notes from the private investor.  As of the date of this report, Southridge has converted $600,000 principal and $340,099 premium into 384,456,103 shares of our common stock of which 31,056,108 shares were collateral shares and 353,399,995 new shares were issued pursuant to Rule 144.  Although we are in technical default of these two notes, the holder, Southridge has elected to convert these notes into common shares.  In connection with these prior extensions through June 30, 2012 and the accrual of the additional premiums through May 31, 2012, a total of $255,647 of additional premium was accrued for the January 2010 notes as of September 30, 2012.

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

10-Q Table of Contents
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

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we were obligated to pay back his principal, $25,200 in premium and issue 3,000,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our annual meeting to be held on July 12, 2011.  On September 9, 2011, we issued the 3,000,000 common shares pursuant to Rule 144.  We received an extension of maturity date to November 30, 2012 for this note.

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

On November 21, 2011, Southridge sold their May 12, 2011 $60,000 short-term promissory note to Panache Capital, LLC ("Panache").  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

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

On February 23, 2012, Southridge sold their $100,000 short-term promissory note to Panache Capital, LLC ("Panache") of which a balance of $70,000 principal was remaining after Southridge converted $30,000 principal in a debt to equity conversion on February 17, 2012.  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

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

10-Q Table of Contents
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

10-Q Table of Contents
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

10-Q Table of Contents

On August 20, 2012, Southridge sold $30,000 of their original $100,000 short-term promissory note dated October 12, 2011 to SGI Group LLC ("SGI").  The terms of the original note remain the same except that the holder may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

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

10-Q Table of Contents
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

10-Q Table of Contents
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

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents

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

As of September 30, 2012, we owe a total of $1,784,371 of short term debt of which $1,174,274 is principal, $582,441 is accrued premium and $27,656 is accrued interest.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $2,343,511 principal, $405,790 in premium, and $61,631 in interest has been converted into 4,411,340,474 shares of our common stock of which 51,802,774 shares were collateral shares and 4,359,537,973 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $300,000 principal of the remaining notes.

There can be no assurances that we will be able to pay our short-term loans when due.  If we default on all of the notes due to the lack of new funding, the holders could exercise their right to sell the remaining 3,561,133 collateral shares and could take legal action to collect the amount due which could materially adversely affect IDSI and the value of our stock.

10-Q Table of Contents

NOTE 10 – LONG-TERM DEBT

On February 23, 2011, we entered into a Convertible Promissory Note Agreement with an unaffiliated third party, JMJ Financial (the "Lender" or "JMJ"), relating to a private placement of a total of up to $1,800,000 in principal amount of a Convertible Promissory Note (the "Note") providing for advances of a gross amount of $1,600,000 in seven tranches.  Pursuant to the terms of a Registration Rights Agreement (the "Rights Agreement") dated February 23, 2011, between the Company and JMJ, we are required to file within 10 days from the effective date of an increase of authorized shares approved by our shareholders, an S-1 Registration Statement (the "Registration Statement") covering 130,000,000 shares of Company common stock to be reserved for conversion of the Note.  Although our shareholders on July 12, 2011, voted to increase our authorized shares to 2,000,000,000, we have not filed the registration statement as required by the Rights Agreement.

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received $258,000 after deductions of $30,000 for a 10% Finder's Fee and $12,000 for an Origination Fee.  The second tranche of $100,000 closed on May 20, 2011, and we received $93,000 after deduction of $7,000 for a 7% Finder's Fee.  A partial closing on the third tranche of $35,000 closed on October 7, 2011 and we received $32,250 after deduction of $2,750 for a 7% Finder's Fee.  A partial closing on the third tranche of $25,000 closed on February 8, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder's Fee, which is $1,750.  A partial closing on the third tranche of $25,000 closed on February 29, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder's Fee, which is $1,750.  A final closing on the third tranche of $15,000 closed on April 4, 2012 and we received $15,000.  In connection with this final third tranche we will pay a 7% Finder's Fee, which is $1,050.  The remaining four tranches are to be funded based on achievement of milestones relating to the Registration Statement, with the final tranche of $300,000 being available 150 days after effectiveness of the Registration Statement, which must be effective 120 days after the date of the Agreement.  For the remaining four tranches, we are obligated to pay a Finder's Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of the date of this report, $1,300,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $260,000 to terminate the agreement.

The Note, after the seven tranches are drawn, would generate net proceeds of $1,467,000 after payment of the Origination Fee and a 7% Finder's Fee.  JMJ has the option to provide an additional $1,600,000 of funding on substantially the same terms as the first Agreement; however, we have the right to cancel, without penalty, the Note Agreement within five days of JMJ's execution.  Once executed and accepted by both parties and five days has passed, cancellation of unfunded payments is permitted at a fee of 20% of the unfunded amount.  Cancellation of funded portions is not permitted.

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

The conditions to funding each payment are as follows:

▪
At the time of each payment interval, the Conversion Price calculation on Borrower's common stock must yield a Conversion Price equal to or greater than $0.015 per share (based on the Conversion Price calculation, regardless of whether a conversion is actually completed or not).

▪
At the time of each payment interval, the total dollar trading volume of Borrower's common stock for the previous 23 trading days must be equal to or greater than $1,000,000.  The total dollar volume will be calculated by removing the three highest dollar volume days and summing the dollar volume for the remaining 20 trading days.

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

On May 31, 2012, JMJ executed a debt to equity conversion of $2,940 in principal of the second tranche of $100,000 which we closed on May 20, 2011.  We issued JMJ 14,000,000 common shares pursuant to Rule based on a conversion price of $0.00021 per share.

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

As of the September 30, 2012, we owe JMJ a total of $96,626 in long-term debt of which $75,126 is principal, $12,500 is consideration on the principal and $9,000 is interest.

10-Q Table of Contents

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

NOTE 12 – DERIVATIVE LIABILITY

Effective June 1, 2010, we adopted the ASC 815 guidance provided for Derivatives and Hedging which applies to any free standing financial instruments or embedded features that have characteristics of a derivative and to any free standing financial instruments that are potentially settled in an entity's own common stock.  As of September 30, 2011, we had 20 shares of Series L Convertible Preferred Stock outstanding for which the underlying common has a reset provision which classifies the Series L Convertible Preferred Stock as a free standing derivative instrument.  ASC 815 requires the Series L Convertible Preferred Stock to be recorded as a liability as it is no longer afforded equity treatment.  As a result of the reset provision we recorded a Derivative Liability of $64,524 which accrued on the date of issuance and recorded an increase of $137,631 as a result in changes in the market price of our stock.  The total Derivative Liability for the Series L Convertible Preferred Stock for the fiscal year ended June 30, 2010 was $202,156.  For the quarter ending September 30, 2010, we recorded additional Derivative Expense of $19,355 due to a conversion rate adjustment from $.0211 to $.019933 associated with Series L Convertible Preferred Stock issued to the holder.  For the quarter ending December 31, 2010, we recorded additional Derivative Expense of $81,827 due to a conversion rate adjustment from $.019933 to $.015 associated with Series L Convertible Preferred Stock issued to the holder.  On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 10,000,000 shares of common stock.  On May 11, 2011, we obtained a waiver from the private investor where the investor agreed to convert no additional Series L Convertible Preferred Stock into common shares until the approval by our shareholders of an increase in authorized common stock at our next annual meeting to be held on July 12, 2011.  Due to this conversion and the receipt of the waiver, we retired $303,337 of Derivative Liability.  At the annual meeting, our shareholders voted to increase our authorized shares to 2,000,000,000 and the waiver was terminated.

10-Q Table of Contents

For the quarter ending September 30, 2012, we recorded the mark to market changes in the Derivative Liability which required a credit to Derivative Expense of $795,019.

The net Derivative Liability for the quarter ending September 30, 2012 is $489,427.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments.  After a review of our accounts receivable, the Company has recorded an allowance of $10,000 for doubtful accounts.  The fair value of the Company's debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities.  At September 30, 2012 and 2011, the aggregate fair value of the Company's debt obligations approximated its carrying value.

The Company relies upon the guidance of ASC 820 ("Fair Value Measurements and Disclosures").  ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.  ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

The carrying value of the Company's cash and cash equivalents, accounts payable, short-term borrowings (including convertible notes payable), and other current liabilities approximate fair value because of their short-term maturity. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

10-Q Table of Contents

The following table sets forth the Company's financial instruments as of September 30, 2012 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 820, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value

Liabilities:
Series L Convertible Preferred Stock	$	$	$(200,000)	$(200,000)
Series L Accrued Dividend Payable			$(58,450)	$(58,450)
Derivative Liability			$(489,427)	$(489,427)

At September 30, 2012, the carrying amount of the Series L Convertible Preferred Stock at par value is deemed to be the fair value.  The balance sheet also reflects a liability for the accrued dividend payable on the Series L Convertible Preferred Stock.

The following table sets forth the Company's financial instruments as of June 30, 2012 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 820, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value

Liabilities:
Series L Convertible Preferred Stock	$	$	$(200,000)	$(200,000)
Series L Accrued Dividend Payable			$(53,914)	$(53,914)
Derivative Liability			(961,058)	(961,058)

10-Q Table of Contents

At June 30, 2012, the carrying amount of the Series L Convertible Preferred Stock at par value is deemed to be the fair value.  The balance sheet also reflects a liability for the accrued dividend payable on the Series L Convertible Preferred Stock.

NOTE 14 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	Sept. 30, 2012	June 30, 2012
Furniture and fixtures	$257,565	$257,565
Computers, equipment and software	426,873	426,873
CTLM® software costs	352,932	352,932
Trade show equipment	298,400	298,400
Clinical equipment	435,534	435,534
Laboratory equipment	212,560	212,560

Total Equipment	1,983,864	1,983,864
Less: accumulated depreciation	(1,853,949)	(1,852,712)

Total Equipment - Net	$129,915	$131,152

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

10-Q Table of Contents

NOTE 15 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	Sept. 30, 2012	June 30, 2012
Accounts payable - trade	$889,272	$928,385
Accrued tangible personal property taxes payable	6,000	6,000
Accrued compensated absences	41,417	41,417
Accrued wages, payroll taxes and penalties	1,969,141	2,100,436
Other accrued expenses	147,349	141,740

Totals	$3,053,179	$3,217,978

As of September 30, 2012, we owe $570,264 in accrued wages and $1,398,877 in accrued payroll taxes.  The $1,398,877 in accrued payroll taxes represents unfunded payroll taxes, interest and penalties commencing with the quarter ending March 31, 2010.  The reason we incurred the penalties and interest was due to the difficulty in raising capital to have sufficient funds to pay the taxes.

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

From July 1, 2012 through September 30, 2012, we have made payments to the IRS totaling $121,584.  We have paid all of our payroll taxes payable for the calendar year 2012.  Of the $121,584, we paid accrued payroll taxes totaling $67,359 for the quarter ending March 31, 2012 and $21,134 for the quarter ending June 30, 2012.  We paid a total of $33,091 for the quarter ending September 30, 2012.

If we ultimately are unable to pay the outstanding payroll tax, penalties and interest on a timetable pursuant to the terms of the Installment Agreement, we may have to cease operations.

10-Q Table of Contents

NOTE 16 – SUBSEQUENT EVENTS

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

In October 2012, we received $38,500 from FLUX Carbon Starter pursuant to a short-term promissory note.  The note provides a maturity date of October 3, 2013.  We received net proceeds of $33,250 after deductions of $3,500 for legal fees and $1,750 for a finder's fee.  Interest will accrue at 10% per annum until maturity.  FLUX Carbon Starter may elect at an Event of Default to convert any part or all of the $38,500 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In October 2012, we received $27,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $40,000 and the maturity date of the note is March 31, 2013.  The note provides for a $13,000 original issue discount.  The note provides for a redemption premium of 20% on or before January 7, 2013; 25% on or before April 7, 2013; and 30% on or before July 15, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 300,000,000 shares of our common stock in connection with this loan.

In October 2012, we received $1,000 from Southridge pursuant to a short-term promissory note.   The note provides a maturity date of April 30, 2013.  The note provides for a redemption premium of 20% on or before January 22, 2013; 25% on or before April 24, 2013; and 30% after April 24, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 300,000,000 shares of our common stock in connection with this loan.

In November 2012, we received $6,250 from SGI Group pursuant to a short-term promissory note of which the principal on the note was $12,500 and the maturity date of the note is May 31, 2013.  The note provides for a $6,250 original issue discount.  The note provides for a redemption premium of 20% of the principal amount on or before February 10, 2013; 25% on or before May 11, 2013; and 30% after May 11, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $12,500 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken

10-Q Table of Contents
from the Closing Bid Price on the clearing date.  We reserved 125,000,000 shares of our common stock in connection with this loan.

In November 2012, we received $6,250 from Star City Capital to a short-term promissory note of which the principal on the note was $12,500 and the maturity date of the note is May 31, 2013.  The note provides for a $6,250 original issue discount.  The note provides for a redemption premium of 20% of the principal amount on or before February 10, 2013; 25% on or before May 11, 2013; and 30% after May 11, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $12,500 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 125,000,000 shares of our common stock in connection with this loan.

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

On October 10, 2012, FLUX Carbon Starter Fund executed a partial debt to equity conversion of a $38,500 short-term promissory note dated October 4, 2012 in which they converted $15,000 principal.  We issued FLUX Carbon Starter 150,000,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On October 11, 2012, OTC Global Partners executed a final debt to equity conversion of the $30,000 short-term promissory note in which they converted $18,000 in principal.  We issued OTC Global Partners 120,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On October 18, 2012, Southridge executed a partial debt to equity conversion of a $17,000 short-term promissory note dated December 19, 2011 in which they converted $15,900 principal and $1,125 in interest.  We issued Southridge 340,505,205 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On October 23, 2012, Panache executed a final debt to equity conversion of a $25,000 short-term promissory note dated February 28, 2012 in which they converted $5,200 principal and $1,512 in interest.  We issued Panache 122,030,364 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000055 per share.

10-Q Table of Contents

On October 24, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $12,200 principal and $214 in interest.  We issued Levin Consulting Group 248,208,400 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On October 24, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $5,100 principal and $88 in interest.  We issued SGI Group 103,764,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On November 6, 2012, Southridge executed a final debt to equity conversion of a $17,000 short-term promissory note dated December 19, 2011 in which they converted $1,100 principal and $26 in interest.  We issued Southridge 22,521,649 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On November 6, 2012, Southridge executed a debt to equity conversion of a $30,000 short-term promissory note dated March 19, 2012 in which they converted $30,000 principal and $1,433 in interest.  We issued Southridge 628,668,493 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On November 6, 2012, Southridge executed a partial debt to equity conversion of an $11,000 short-term promissory note dated April 9, 2012 in which they converted $2,750 principal and $475 in interest.  We issued Southridge 64,499,178 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

We have not yet received an extension of maturity dates on $322,750 principal of notes from a private investor and are in technical default of the notes.  We are negotiating with the lender to extend the maturity dates.

We received $10,000 from a partial closing on the fourth tranche with JMJ on October 3, 2012.  In connection with this partial third tranche we will pay a 7% Finder's Fee, which is $700.

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

On October 24, 2012, JMJ executed a debt to equity conversion totaling $10,500 of which $3,776 was principal and $2,250 was interest for the fourth tranche of $25,000, which we closed on February 8, 2012; and $4,474 was principal of the fifth tranche of $25,000, which we closed on February 29, 2012.  We issued JMJ 150,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00007 per share.

As of the date of this report, we owe a total of $1,773,948 of short term debt of which $1,147,875 is principal, $594,179 is accrued premium and $31,895 is accrued interest.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $2,487,615 principal, $405,790 in premium, and $67,837 in interest has been converted into 6,863,828,211 shares of our common stock of which 51,802,774 shares were collateral shares and 6,812,025,437 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $338,550 principal of the remaining notes.

As of the date of this report, we owe a total of $56,151 in long-term debt.  Of the $56,151 we owe a total of $45,526 in principal, $6,125 is consideration on the principal and $4,500 is interest.

We have evaluated all subsequent events for disclosure purposes.

10-Q Table of Contents
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion of the financial condition and results of operations of Imaging Diagnostic Systems, Inc. should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations; the Condensed Financial Statements; the Notes to the Financial Statements; the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which are incorporated herein by reference; and all our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.  This quarterly report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "projects", "potential," or "continue," or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future.  These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements.  These forward-looking statements include, among others, statements relating to our business strategy, which is based upon our interpretation and analysis of trends in the healthcare treatment industry, especially those related to the diagnosis and treatment of breast cancer, and upon management's ability to successfully develop and commercialize its principal product, the CTLM®.  This strategy assumes that the CTLM® will provide benefits, from both a medical and an economic perspective, to alternative techniques for diagnosing and managing breast cancer.  Factors that could cause actual results to materially differ include, without limitation, the timely and successful submission of our U.S. Food and Drug Administration ("FDA") application to obtain marketing clearance; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing utilizing our Private Equity Credit Agreement or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future.  There are also many known and unknown risks, uncertainties and other factors, including, but not limited to, technological changes and competition from new diagnostic equipment and techniques, changes in general economic conditions, healthcare reform initiatives, legal claims, regulatory changes and risk factors detailed from time to time in our Securities and Exchange Commission filings that may cause these assumptions to prove incorrect and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to, those described above or elsewhere in this quarterly report.  All forward-looking statements and risk factors included in this document or incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, are made as of the date of this report based on information available to us as of the date of this report, and we assume no obligation to update any forward-looking statements or risk factors.  You are cautioned not to place undue reliance on these forward-looking statements.

10-Q Table of Contents
OVERVIEW

Imaging Diagnostic Systems, Inc. ("IDSI") is a development stage medical technology company.  Since inception in December 1993, we have been engaged in the development and testing of a laser breast imaging system that uses computed tomography and laser techniques designed to detect breast abnormalities.  The CT Laser Mammography system ("CTLM®") is currently being commercialized in certain international markets where regulatory approvals have been obtained.  However, it is not yet approved for sale in the U.S. market.  The CTLM® system must obtain marketing clearance through the U.S. Food and Drug Administration ("FDA") before commercialization can begin in the U.S. market.

Our financial statements have been prepared assuming that we will continue as a going concern.  Our auditors, in their report for the fiscal year ended June 30, 2012, stated that we have incurred recurring operating losses and will have to obtain additional capital to sustain operations.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2 "Going Concern", in the Notes to the Financial Statements.  The accompanying financial statements to this Annual Report do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Originally, the FDA determined the CTLM® to be a "new medical device" for which there was no predicate device and designated it as a Class III medical device.  Consequently; the CTLM® was required to go through the FDA Premarket approval ("PMA") application process.  In May 2003 we filed a PMA application for the CTLM® with the FDA.  In August 2003, we received a letter from the FDA citing deficiencies in our PMA application requiring a response to the deficiencies.  We initially planned on submitting an amendment to the PMA application to resolve the deficiencies and requested an extension.  In March 2004 we received an extension to respond with the amendment; however, in October 2004, we made a decision to voluntarily withdraw the original PMA application and resubmit a modified PMA in a simpler and more clinically and technically robust filing.

In November 2004, we received a letter from the FDA stating that the CTLM® study has been declared a Non-Significant Risk ("NSR") study when used for our intended use.

In 2005, we initiated the PMA process by designing a new clinical study protocol and a modified intended use, which limited the participants in the study to patients with dense breast tissue.  The inclusion criteria was modified because we believed that we would be more successful in proving our hypothesis of the CTLM® system's intended use and have the most success at obtaining marketing clearance from the FDA.  Concurrently, we identified qualified clinical sites and retained them to proceed with our clinical study.

In 2006, we made changes to bring the CTLM® system to its most current design level.  We believe these changes improved the CTLM®'s image quality and reliability.  Upgraded CTLM® systems were installed at our U.S. clinical sites and data collection proceeded in accordance with our clinical protocol.  The data collection continued from 2006 to 2010, progressing slowly due to low patient volume pursuant to the inclusion criteria of our clinical protocol.

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

10-Q Table of Contents

Through the years, new MRI and other dedicated breast imaging systems gained FDA marketing clearance pursuant to applications under the FDA's Section 510(k) premarket notification of intent to market (a "Section 510(k) premarket notification").  In the last several years, the De Novo 510(k) process became an alternate pathway for new technologies with low to moderate risk an opportunity to seek FDA marketing clearance through this simpler process.  In addition, laser safety data and clinical safety and efficacy data were obtained through previous clinical trials to support an FDA application through the traditional 510(k) process.  We believe our CTLM® system is of low to moderate risk due to the series of technical studies conducted as well as the series of clinical studies we were engaged in which led the FDA to determine in 2004 that our clinical studies were a Non Significant Risk (NSR) device study.

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

One possible outcome resulting from applying for a Section 510(k) premarket notification of intent to market that we believed would have been an option, was the evaluation of automatic class III designation, commonly referred to "De Novo process".  The De Novo process is an alternate pathway provided by the FDA to classify certain new devices that had automatically been placed in Class III due to lack of a predicate.  The De Novo classification process was created to provide a mechanism for the classification of certain lower-risk devices for which there is no predicate, but would otherwise fall into Class III.  The De Novo process is most applicable when the risks of a device are well-understood and appropriate special controls can be established to mitigate those risks.

The de novo process cannot be requested until a Section 510(k) premarket notification has been submitted and the FDA responds with a determination that the device is "not substantially equivalent" (NSE) to the predicate device.  The FDA then classifies the applicant devices into Class III designation. Applicants who receive a class III determination from the FDA may request an evaluation for reclassification into Class I or II.

In March 2010, we decided to focus on the possibility of obtaining FDA marketing clearance through a Section 510(k) premarket notification for our CTLM® system instead of a PMA application based on our own research of other medical imaging devices that received a Section 510(k) premarket notification, such as the Aurora MRI Breast Imaging System (the "breast MRI").  Other sources of our research were obtained through reading medical imaging industry publications, the FDA's website, and discussions with attendees at medical imaging trade shows; specifically the Radiological Society of North America in Chicago, IL in November 2009; Arab Health Show in Dubai, UAE in January 2010, and European Congress of Radiology in Vienna, Austria in March 2010.  We began

10-Q Table of Contents
the process of examining the various potential predicate devices that could be credible to support our Section 510(k) premarket notification application.

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

On August 2, 2011, we received official notification from the FDA that the review of our Section 510(k) premarket notification application had been completed and that the FDA determined that the device, (CTLM®), is not substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976, the enactment date of the Medical Device Amendments, or to any device which has been reclassified into Class I (General Controls) or Class II (Special Controls), or to another device found to be substantially equivalent through the Section 510(k) process.  This decision was based on the fact that the FDA was not aware of a legally marketed preamendments device labeled or promoted for using "Diffuse Optical Tomography" (DOT) to image the optical attenuation properties of breast tissue in order to aid the diagnosis of cancer, other conditions, diseases, or abnormalities.  Therefore, this device was classified by statute into class III (Premarket Approval), under Section 513(t) of the Federal Food, Drug, and Cosmetic Act (the "Act").  All FDA determined Class III devices must fall under Section 515(a)(2) of the Act (which) requires a class III device to have an approved application (PMA) before it can be legally marketed.

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

In previous filings, management had disclosed the potential to have our CTLM® device approved through the FDA "De Novo" process.  This process would only become an option to us if the FDA did not approve our 510(k) premarket notification of intent to market the device.  While waiting for a ruling from the FDA on our 510(k) premarket notification of intent to market the CTLM®, management continued to research the advantages and disadvantages regarding the potential option to initiate a De Novo application if the FDA determined our traditional 510(k) application to be "Not Substantially Equivalent".  Our research identified several articles illustrating the potential pitfalls of going down the De Novo pathway.  One such article from Medical Device Consultants (MDCI), a full service contract research organization and consulting firm that helps emerging and established firms

10-Q Table of Contents
commercialize novel and innovative medical devices, dated March 21, 2011(included below) best summarizes the issues that we would face if we choose the De Novo pathway.

"The De Novo process has been around since the implementation of the FDA Modernization Act of 1997 (FDAMA). The FDAMA was intended to help improve the efficiency of bringing low-risk medical devices to market, allowing for simpler reclassification of devices that were classified as Class III due to the lack of a suitable predicate.  The section of the FDAMA that handled this aspect of medical device classification (Section 513(f)(2)) became known as the De Novo process.

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

Further compounding the delays associated with De Novo is the fact that the entire process resembles a procedural "black hole." The FDA is not required to provide any updates concerning the status of a De Novo application, nor is there any simple way for medical device manufacturers to track a De Novo submission on their own.

De Novo is rare in the realm of low-risk medical devices – a mere 54 products took this particular route between 1998 and 2009. Given the extensive delays associated with the process, MDCI advises medical device companies to consider all other market approval pathways before deciding on to pursue a De Novo reclassification."

Prepared by Benjamin Hunting, Cindy Nolte, and Helen Mayfield
 MDCI Blogging Team"

Understanding that the above statements were a fair representation of the regulatory industry's general feelings towards the FDA De Novo process, management decided to accept and heed the FDA's letter (received on August 2, 2011) detailing their decision of CTLM® being "not substantially equivalent" and furthermore, accepting their

10-Q Table of Contents
recommendation that CTLM® is a class III device that would require a PMA submission.  Other considerations such as comparing time frames between De Novo and the PMA process were taken into account.  The average De Novo application took 482 days to be reviewed compared to the average PMA review of 284 days.  In addition, upon further review, both the De Novo and PMA process require virtually identical clinical safety and efficacy data; therefore, the PMA path was chosen.  Management has identified potential FDA regulatory consultants who can guide us through the complete PMA application process and is presently in contract negotiations with several prospective consulting firms.

Progress toward re-submitting a PMA application during Fiscal Year 2012 and the beginning months of Fiscal Year 2013 was significantly delayed and then eventually halted simply due to lack of funding to hire the necessary FDA consultants required to assist in the process.  Our employees have reached their level of FDA expertise related to preparing the "ground work" for a PMA application submission and can proceed no further without the expert assistance of FDA consultants.

During the fiscal year ended June 30, 2012, there was a significant reduction in key Company staff due to employee resignations, retirement and layoffs, which reduced operating overhead until additional external funding could be secured.  We will not hire replacement staff until such time as we have secured sufficient funding to complete the PMA filing with the FDA.  Prior to the reduction in key staff members, an internal PMA application strategy that might allow inclusion of previously collected patient data was developed.  This approach (generally referred to as a PMA Protocol) will need to be qualified by our FDA consultants prior to presenting our approach to the FDA Reviewers/Examiners.  The forum for this process is generally referred to as an FDA "Pre- IDE" meeting (essentially a pre-clinical meeting) between the Company, its FDA Consultants and the FDA/PMA Examiners.  During the "Pre-IDE" meeting, the Company (and its FDA Consultants) would present their approach for both data collection, patient selection and data analysis.  The FDA Reviewers would provide input (critique and suggestions) to us as to what they believe an acceptable PMA protocol would require.  Once agreement is reached by all parties the next logical step is to implement the protocol. .

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

In summary, our management team now believes that the more structured and proven PMA application approach with its semi-rigid timetable for mandatory responses would provide us with the best route to achieve marketing clearance for our innovative new imaging modality that in the future will be classified as Diffuse Optical Tomography.

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

10-Q Table of Contents

As of the date of this report, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through September 30, 2012 of $120,562,567 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA approval process, and the costs associated with advanced product development activities.  We will need sufficient financing through the sale of equity or debt securities to complete the approval process and, in the event that we obtain marketing clearance, to have sufficient funding to launch the CTLM® in the U.S.  There can be no assurance that we will obtain this financing.  Finally, there can be no assurance that we will obtain FDA marketing clearance, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

Critical accounting policies are defined as those involving significant judgments and uncertainties which could potentially result in materially different results under different assumptions and conditions.  Application of these policies is particularly important to the portrayal of the financial condition and results of operations.  We believe the accounting policy described below meets these characteristics.  All significant accounting policies are more fully described in the notes to the financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2012.

Inventory

Our inventories consist of raw materials, work-in-process and finished goods, and are stated at the lower of cost (first-in, first-out) or market.  As a designer and manufacturer of high technology medical imaging equipment, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage.  These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices and reliability, replacement and availability of key components from our suppliers.  We evaluate on a quarterly basis, using the guidance provided in ASC 330 ("Inventory"), our ability to realize the value of our inventory based on a combination of factors including the following: how long a system has been used for demonstration or clinical collaboration purpose; the utility of the goods as compared to their cost; physical obsolescence; historical usage rates; forecasted sales or usage; product end of life dates; estimated current and future market values; and new product introductions.  Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case excess and obsolete inventory would have to be adjusted in the future.  If we determined that inventory was overvalued, we would be required to make an inventory valuation adjustment at the time of such determination.  Although every effort is made to ensure the accuracy of our forecasts of future product demand, significant unanticipated changes in demand could have a significant negative impact on the value of our inventory and our reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure.

10-Q Table of Contents

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model.  ASC-718, ("Compensation-Stock Compensation") is a very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation.  The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options.  The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ materially from historical data.  However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards.  ASC-718 requires the recognition of the fair value of stock compensation in net income.  Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

Impact of Derivative Accounting

As a result of recent financing transactions we have entered into, our financial statements for the year ended June 30, 2011 and future periods have and will be impacted by the accounting effect of the application of derivative accounting.  The application of EITF 07-05 "Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock," which was effective on January 1, 2009 will significantly affect the application of ASC Topic 815 and ASC Topic 815-40 for both freestanding and embedded derivative financial instruments in our financial statements.  Generally, warrants, conversion features in debt, and similar terms that include "full-ratchet" or reset provisions, which mean that the exercise or conversion price adjusts to pricing in subsequent sales or issuances, no longer meet the definition of indexed to a company's own stock and are not exempt from equity classification provided in ASC Topic 815-15.  This means that instruments that were previously classified in equity are reclassified to liabilities and ongoing measurement under ASC Topic 815.  The amount of quarterly non-cash gains or losses we will record in future periods will be based upon the fair market value of our common stock on the measurement date.

RESULTS OF OPERATIONS

SALES AND COST OF SALES

We are continuing to develop our international markets through our global commercialization program.  In the quarter ended September 30, 2012, we recorded revenues of $1,000 representing a decrease of $37,409 from $38,409 during the quarter ended September 30, 2011.  The Cost of Sales during the quarter ended September 30, 2012, were $0 representing a decrease of $4,729 from $4,729 during the quarter ended September 30, 2011.  The revenue of $1,000 is from servicing the CTLM® from one of our distributors.  See Item 5.  Other Information – "Other Recent Events"

Other Income for the three months ended September 30, 2012, was $35,322, of which $34,619 represented the extinguishment of debt and $703 represented the use of our facilities by Bioscan and consulting with our engineers pursuant to the Bioscan Agreement (See Part II, Item 5, Other Information, "Laser Imager for Lab Animals").

10-Q Table of Contents

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the three ended September 30, 2012, were $179,978, representing a decrease of $561,835 or 76%, from $741,813 in the corresponding period in fiscal 2011.  Of the $179,978, compensation and related benefits comprised $55,094 (31%) compared to $298,985 (40%), during the three months ended September 30, 2011.  Of the $55,094 and $298,985 compensation and related benefits, $18,000 (47%) and $1,419 (1%), respectively, were due to equity based compensation related to expensing stock options.

The decrease of $561,835 is primarily due to a decrease of $243,891 in compensation and related benefits as a result of a reduction of staff and the executives not accruing any compensation for the quarter; $88,090 in premium expense due to a reduction in the principal amount of new short-term promissory notes issued during the quarter; $91,000 in original issue discounts associated with our short-term promissory notes; $39,285 in payroll tax penalty and interest expense; $27,364 in consulting expenses; $13,496 in Directors and Officers' Liability insurance; $10,647 in rent expense; $9,953 in legal fees for the maintenance of patents; and $4,774 in legal expenses involving corporate and securities matters.

We do not expect a material increase in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

RESEARCH AND DEVELOPMENT

Research and development expenses during the three months ended September 30, 2012, were $40,074, representing a decrease of $172,831 or 81%, from $212,905 in the corresponding period in fiscal 2011.  Of the $40,074, compensation and related benefits comprised $40,074 (100%), compared to $174,475 (82%) during the three months ended September 30, 2011.  Of the $40,074 and $174,475 compensation and related benefits, $14,271 (34%) and $758 (1%) respectively, were due to non-cash compensation related to expensing stock options.

The decrease of $172,831 is primarily due to a decrease of $134,402 in compensation and related benefits as a result of a reduction of staff; $21,200 in consulting expenses; and $3,630 in legal expenses involving FDA matters.

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

SALES AND MARKETING

Sales and marketing expenses during the three months ended September 30, 2012, were $22,673, representing a decrease of $78,884 or 78% from $101,557 in the corresponding period in fiscal 2011.  Of the $22,673, compensation and related benefits comprised $21,058 (93%), compared to $12,345 (3%) during the three months ended September 30, 2011.  Of the $21,058 and $12,345 compensation and related benefits, $4,000 (19%) and 113 (1%), respectively, were due to non-cash compensation related to expensing stock options.

The decrease of $78,884 is primarily due to a decrease of $34,651 in trade show expenses; $19,769 in travel expenses; $5,071 in public relations expense (cost of issuing press releases); and $4,567 in freight expenses.

We expect a significant increase in our sales and marketing expenses during the fiscal year ending June 30, 2013 due to the continued implementation of our global commercialization program.  We expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase due to this program.

10-Q Table of Contents

AGGREGATED OPERATING EXPENSES

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the three months ended September 30, 2012 and 2011, which were $256,720 and $1,080,729, we had a decrease of $824,009 or 76%.

The decrease of $824,009 was primarily due to decreases in general and administrative expenses of $561,835; research and development expenses of $172,831; and sales and marketing expenses of $78,884.

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

Inventory Valuation Adjustments during the three months ended September 30, 2012, were $4,215, representing a decrease of $3,524, or 46%, from the corresponding period in fiscal 2011.

Compensation and related benefits during the quarter ended September 30, 2012, were $116,226, representing a decrease of $369,579 or 76% from $485,805 during the quarter ended September 30, 2011.  Of the $116,226 and $485,805 compensation and related benefits, $36,281 (31%) and $2,290 (1%), respectively, were due to non-cash compensation associated with expensing stock options.  The net decrease of $369,579 was due to a decrease in cash compensation of $403,561 and a $33,981 increase in the recording of non-cash compensation related to the expensing of stock options.

Interest expense during the three months ended September 30, 2012, was $164,149, representing a decrease of $100,340 or 38%, from $264,489 during the corresponding period in fiscal 2011.  The interest expense is primarily comprised of $145,446 associated with the amortization of the debt discount on the convertible notes at below market prices on the Short-Term and Long-Term Promissory Notes.  See Item 5.  Other Information – "Financing/Equity Line of Credit".

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $3,520 as of September 30, 2012.  This is an increase of $1,897 from $1,623 as of June 30, 2012.  During the quarter ending September 30, 2012, we received no cash from the sale of common stock through our private equity agreement with Southridge, and we received a net of $275,100 from short term loans.    See Part II. Item 5, – "Financing/Equity Line of Credit"

We do not expect to generate a positive internal cash flow for at least the next 12 months due to increased costs associated with conducting the clinical trial and preparing the FDA application for Pre-Market Approval and submitting it to the FDA, an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, and the costs associated with product development activities and the time required for homologations from certain countries.

Property and Equipment was valued at $129,915 net as of September 30, 2012.  The overall decrease of $1,237 from June 30, 2012 is due primarily to depreciation recorded for the first quarter.

10-Q Table of Contents

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions, with loans from unaffiliated third parties, and through a sale/lease-back transaction involving our former headquarters facility.  Net cash used for operating and product development expenses during the three months ending September 30, 2012, was $272,203, primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities.  At September 30, 2012, we had negative working capital of ($4,725,574) compared to negative working capital of ($5,650,805) at June 30, 2012.

During the first quarter ending September 30, 2012, we did not raise any money through the sale of shares of common stock pursuant to our Amended Private Equity Credit Agreement with Southridge dated January 7, 2010 and we received a net of $274,100 from short-term loans.  See Item 5. Other Information "Financing – Equity Line of Credit."  We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  We expect to use our Amended Private Equity Agreement with Southridge and/or alternative financing facilities to raise the additional funds required to continue operations.  In the event that we are unable or elect not to utilize the Amended Private Equity Agreement with Southridge or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Southridge or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Capital expenditures for the three months ending September 30, 2012, were $0 as compared to $0 for the three months ending September 30, 2011.  We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2013 will be approximately $25,000.

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

10-Q Table of Contents
months beginning November 28, 2014 until such time as the balance owed is paid in full.  In the event that we are able to pay off the balance due to the IRS, our tax counsel would attempt to negotiate a waiver on the penalties.

From July 1, 2012 through September 30, 2012, we have made payments to the IRS totaling $121,584.  We have paid all of our payroll taxes payable for the calendar year 2012.  Of the $121,584, we paid accrued payroll taxes totaling $67,359 for the quarter ending March 31, 2012 and $21,134 for the quarter ending June 30, 2012.  We paid a total of $33,091 for the quarter ending September 30, 2012.

If we ultimately are unable to pay the outstanding payroll tax, penalties and interest on a timetable pursuant to the terms of the Installment Agreement, we may have to cease operations.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of September 30, 2012.  Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs.  Our future capital requirements will depend on many factors, including the following:

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

10-Q Table of Contents
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

Since we have generated no significant revenues to date, our ability to obtain and retain consultants may be dependent on our ability to issue stock for services.  Since July 1, 1996, we have issued an aggregate of 2,306,500 shares of common stock according to registration statements on Form S-8.  The aggregate fair market value of the shares registered on Form S-8 when issued was $2,437,151.  On July 15, 2008, we entered into a Financial Services Consulting Agreement (the "Agreement") with R.H. Barsom Company, Inc. of New York, NY, an unaffiliated third-party, to provide us with investor relations services and guidance and assistance in available alternatives to maximize shareholder value.  The term of the Agreement was six months, with payment for services being made with shares of IDSI's common stock with a restricted legend to Richard E. Barsom.  The total payment was 5,000,000 restricted shares, with the first payment of 2,500,000 restricted shares paid on July 16, 2008, and the second payment of 2,500,000 restricted shares paid on October 3, 2008.  The aggregate fair market value of the 5,000,000 restricted shares when issued was $55,000.  The Company agreed to register as soon as practicable the aggregate of 5,000,000 shares in an S-1 Registration Statement.  In April 2010, we issued 250,000 restricted shares to Frederick P. Lutz to satisfy the balance of $2,250 previously owed to him for investor relation services and for additional investor relation services.  The aggregate fair market value of the 250,000 restricted shares when issued was $13,500.

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

Issuance of Stock in Connection with Short-Term Loans
In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  $30,000 principal on one of the notes was sold to OTC Global Partners in September 2012.  As of the date of this report, we have repaid an aggregate principal and premium in the amount of $148,500 on these short-term notes and owe a balance of $194,241 of which $82,000 is the principal remaining.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through June 30, 2012 for 3% additional premium per month.  However, as of the date of this report, we are accruing this 3% additional premium per month but have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with all of the extensions, a total of $87,700 of additional premium was accrued as of the date of this report.

10-Q Table of Contents

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through June 30, 2012 for 3% additional premium per month on each note.  However, as of the date of this report, we are accruing this 3% additional premium per month but have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with these extensions a total of $276,363 of additional premium was accrued for the December 2009 notes as of the date of this report.  In April 2011, Southridge purchased a total of $200,000 in principal value of promissory notes from the private investor.  As of the date of this report, Southridge has converted $131,450 principal and $55,600 premium into 251,995,632 shares of which 20,746,666 shares of our common stock that was previously issued as collateral.

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

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we were obligated to pay back his principal, $27,600 in premium and issue 3,000,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our annual meeting to be held on July 12, 2011.  On September 9, 2011, we issued the 3,000,000 common shares pursuant to Rule 144.  We received an extension of maturity date to November 30, 2012 for this note.
In November and December 2010, we received a total of $145,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before

10-Q Table of Contents
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

On November 21, 2011, Southridge sold their May 12, 2011 $60,000 short-term promissory note to Panache Capital, LLC ("Panache").  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

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

10-Q Table of Contents

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

On February 23, 2012, Southridge sold their $100,000 short-term promissory note to Panache Capital, LLC ("Panache") of which a balance of $70,000 principal was remaining after Southridge converted $30,000 principal in a debt to equity conversion on February 17, 2012.  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

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

10-Q Table of Contents

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

On August 20, 2012, Southridge sold $30,000 of their original $100,000 short-term promissory note dated October 12, 2011 to SGI Group LLC ("SGI").  The terms of the original note remain the same except that the holder may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

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

10-Q Table of Contents
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

In October 2012, we received $38,500 from FLUX Carbon Starter pursuant to a short-term promissory note.  The note provides a maturity date of October 3, 2013.  We received net proceeds of $33,250 after deductions of $3,500 for legal fees and $1,750 for a finder's fee.  Interest will accrue at 10% per annum until maturity.  FLUX Carbon Starter may elect at an Event of Default to convert any part or all of the $38,500 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In October 2012, we received $27,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $40,000 and the maturity date of the note is March 31, 2013.  The note provides for a $13,000 original issue discount.  The note provides for a redemption premium of 20% on or before January 7, 2012; 25% on or before April 7, 2013; and 30% on or before July 15, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken

10-Q Table of Contents
from the Closing Bid Price on the clearing date.  We reserved 300,000,000 shares of our common stock in connection with this loan.

In October 2012, we received $1,000 from Southridge pursuant to a short-term promissory note.   The note provides a maturity date of April 30, 2013.  The note provides for a redemption premium of 20% on or before January 22, 2013; 25% on or before April 24, 2013; and 30% after April 24, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 300,000,000 shares of our common stock in connection with this loan.

In November 2012, we received $6,250 from SGI Group pursuant to a short-term promissory note of which the principal on the note was $12,500 and the maturity date of the note is May 31, 2013.  The note provides for a $6,250 original issue discount.  The note provides for a redemption premium of 20% of the principal amount on or before February 10, 2013; 25% on or before May 11, 2013; and 30% after May 11, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $12,500 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 125,000,000 shares of our common stock in connection with this loan.

In November 2012, we received $6,250 from Star City Capital to a short-term promissory note of which the principal on the note was $12,500 and the maturity date of the note is May 31, 2013.  The note provides for a $6,250 original issue discount.  The note provides for a redemption premium of 20% of the principal amount on or before February 10, 2013; 25% on or before May 11, 2013; and 30% after May 11, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $12,500 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 125,000,000 shares of our common stock in connection with this loan.

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

10-Q Table of Contents
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

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents

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

On October 10, 2012, FLUX Carbon Starter Fund executed a partial debt to equity conversion of a $38,500 short-term promissory note dated October 4, 2012 in which they converted $15,000 principal.  We issued FLUX Carbon Starter 150,000,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On October 11, 2012, OTC Global Partners executed a final debt to equity conversion of the $30,000 short-term promissory note in which they converted $18,000 in principal.  We issued OTC Global Partners 120,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On October 18, 2012, Southridge executed a partial debt to equity conversion of a $17,000 short-term promissory note dated December 19, 2011 in which they converted $15,900 principal and $1,125 in interest.  We issued Southridge 340,505,205 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On October 23, 2012, Panache executed a final debt to equity conversion of a $25,000 short-term promissory note dated February 28, 2012 in which they converted $5,200 principal and $1,512 in interest.  We issued Panache 122,030,364 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000055 per share.

On October 24, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $12,200 principal and $214 in interest.  We issued Levin Consulting Group 248,208,400 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On October 24, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $5,100 principal and $88 in interest.  We issued SGI Group 103,764,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On November 6, 2012, Southridge executed a final debt to equity conversion of a $17,000 short-term promissory note dated December 19, 2011 in which they converted $1,100 principal and $26 in interest.  We issued Southridge 22,521,649 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On November 6, 2012, Southridge executed a debt to equity conversion of a $30,000 short-term promissory note dated March 19, 2012 in which they converted $30,000 principal and $1,433 in interest.  We issued Southridge 628,668,493 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

10-Q Table of Contents

On November 6, 2012, Southridge executed a partial debt to equity conversion of an $11,000 short-term promissory note dated April 9, 2012 in which they converted $2,750 principal and $475 in interest.  We issued Southridge 64,499,178 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to November 19, 2012, Southridge issued notices of conversion to settle $525,000 in principal plus accrued premiums totaling $255,651 into 53,143,682 shares of our common stock, of which 51,802,774 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.

As of the date of this report, we owe a total of $1,773,948 of short term debt of which $1,147,875 is principal, $594,179 is accrued premium and $31,895 is accrued interest.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $2,487,615 principal, $405,790 in premium, and $67,837 in interest has been converted into 6,863,828,211 shares of our common stock of which 51,802,774 shares were collateral shares and 6,812,025,437 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $338,550 principal of the remaining notes.

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

Issuance of Stock in Connection with Long-Term Loans

On February 23, 2011, we entered into a Convertible Promissory Note Agreement with an unaffiliated third party, JMJ Financial (the "Lender" or "JMJ"), relating to a private placement of a total of up to $1,800,000 in principal amount of a Convertible Promissory Note (the "Note") providing for advances of a gross amount of $1,600,000 in seven tranches.  Pursuant to the terms of a Registration Rights Agreement (the "Rights Agreement") dated February 23, 2011, between the Company and JMJ, we are required to file within 10 days from the effective date of an increase of authorized shares approved by our shareholders, an S-1 Registration Statement (the "Registration Statement") covering 130,000,000 shares of Company common stock to be reserved for conversion of the Note.

Although our shareholders on July 12, 2011, voted to increase our authorized shares to 2,000,000,000, we have not filed the registration statement as required by the Rights Agreement.

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received $258,000 after deductions of $30,000 for a 10% Finder's Fee and $12,000 for an Origination Fee.  The second tranche of $100,000 closed on May 20, 2011, and we received $93,000 after deduction of $7,000 for a 7% Finder's Fee.  A partial closing on the third tranche of $35,000 closed on October 7, 2011 and we received $32,250 after deduction of $2,750 for a 7% Finder's Fee.  A partial closing on the third tranche of $25,000 closed on February 8, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder's Fee, which is $1,750.  A partial closing on the third tranche of $25,000 closed on February 29, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder's Fee, which is $1,750.  A final closing on the third tranche of $15,000 closed on April 4, 2012 and we received $15,000.  In connection with this final third tranche we will pay a 7% Finder's Fee, which is $1,050.  A partial closing on the fourth tranche of $10,000 closed on October 3, 2012 and we received $10,000.  In connection with this partial third tranche we will pay a 7% Finder's Fee, which is $700.  Although we are not being funded based on the on achievement of milestones relating to the Registration Statement, we continue to draw funds from

10-Q Table of Contents
the Promissory Note from time to time based on the lender's ability to fund us.  For the remaining three tranches, we are obligated to pay a Finder's Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of the date of this report, $1,290,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $258,000 to terminate the agreement.

The Note, after the seven tranches are drawn, would generate net proceeds of $1,467,000 after payment of the Origination Fee and a 7% Finder's Fee.  JMJ has the option to provide an additional $1,600,000 of funding on substantially the same terms as the first Agreement; however, we have the right to cancel, without penalty, the Note Agreement within five days of JMJ's execution.  Once executed and accepted by both parties and five days has passed, cancellation of unfunded payments is permitted at a fee of 20% of the unfunded amount.  Cancellation of funded portions is not permitted.

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

The conditions to funding each payment are as follows:

▪
At the time of each payment interval, the Conversion Price calculation on Borrower's common stock must yield a Conversion Price equal to or greater than $0.015 per share (based on the Conversion Price calculation, regardless of whether a conversion is actually completed or not).

▪
At the time of each payment interval, the total dollar trading volume of Borrower's common stock for the previous 23 trading days must be equal to or greater than $1,000,000.  The total dollar volume will be calculated by removing the three highest dollar volume days and summing the dollar volume for the remaining 20 trading days.

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

10-Q Table of Contents
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

10-Q Table of Contents

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

On October 24, 2012, JMJ executed a debt to equity conversion totaling $10,500 of which $3,776 was principal and $2,250 was interest for the fourth tranche of $25,000, which we closed on February 8, 2012; and $4,474 was principal of the fifth tranche of $25,000, which we closed on February 29, 2012.  We issued JMJ 150,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00007 per share.

As of the date of this report, we owe a total of $56,151 in long-term debt.  Of the $56,151 we owe a total of $45,526 in principal, $6,125 is consideration on the principal and $4,500 is interest.

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

Based on our preliminary investigation of this matter, we believed that this claim was without merit, and we vigorously defended the case.  Our Italian counsel responded to the lawsuit in November 2008 and requested and was granted an extension to May 2009 to respond.  Our counsel filed our defenses in the Court of Venice at a hearing held in June 2009.  The judge set the next hearing for March 3, 2010 in order to allow the parties to clarify their claims and defenses.  At the hearing, the plaintiffs did not prove all of the facts underlying their claims.  The Judge set a hearing for November 10, 2010 for the "clarification of conclusions".  At that time, our counsel planned to present our demand for damages from "vexatious litigation" by the plaintiffs.  The November 10, 2010 hearing was postponed until November 17, 2010.  At the hearing, the plaintiffs failed to present their statements to the court in a timely manner and therefore, we believe that the plaintiffs should no longer be able to pursue any legal remedy in this matter.  The last hearing of the case was held on November 17, 2010.  A hearing was held on September 28, 2011 and the Judge declared that the case was closed.  Our counsel requested a copy of the order of the court to be sent to the Plaintiffs notifying them that the case was closed.  Because the court is sending notice to the plaintiffs, the time for appeal is reduced from one year to one month.  If the plaintiffs do not appeal, the court's decision becomes final.  We received a copy of the order of the court notifying us that the case was closed on September 12, 2012.

Item 1A.                          Risk Factors.

Our Annual Report on Form 10-K for the year ended June 30, 2012, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing IDSI.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  During our first quarter ended September 30, 2012, there were no material changes in risk factors as previously disclosed in our Form 10-K filed on October 15, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

See Item 5. Other Information –"Financing/Equity Line of Credit".

Item 3.   Defaults Upon Senior Securities.

None

10-Q Table of Contents

Item 4.   Mine Safety Disclosures.

Not Applicable

Item 5.   Submission of Matters to a Vote of Security-Holders.

                             None

Item 6.   Other Information.

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

10-Q Table of Contents
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

In 2005, we initiated the PMA process by designing a new clinical study protocol and a modified intended use, which limited the participants in the study to patients with dense breast tissue.  The inclusion criteria was modified because we believed that we would be more successful in proving our hypothesis of the CTLM® system's intended use and have the most success at obtaining marketing clearance from the FDA.  Concurrently, we identified qualified clinical sites and retained them to proceed with our clinical study.

One of the regulatory requirements for a company (sponsor) to conduct a clinical study within a hospital or imaging center is the regulatory body's Institutional Review Board ("IRB") within each hospital or imaging center, which must approve the clinical research the sponsor is requesting.  We understood the IRB approval process based on prior experience encountered with the first clinical trial.  The IRBs of hospital or imaging centers do not necessarily have a set time frame for reviewing and approving proposed clinical research for a sponsor.  Therefore, there is no way a sponsor can anticipate the length of time it will take each IRB to approve the clinical study.  We were delayed in this process due to the time it took to obtain the necessary approvals from the IRBs since certain IRBs took longer than others to approve the clinical research.

In 2006, we made changes to bring the CTLM® system to its most current design level.  We believe these changes improved the CTLM®'s image quality and reliability.  Upgraded CTLM® systems were installed at our U.S. clinical sites and data collection proceeded in accordance with our clinical protocol.  The data collection continued from 2006 to 2010, progressing slowly due to low patient volume pursuant to the inclusion criteria of our clinical protocol.

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

10-Q Table of Contents
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

Through the years, new MRI and other dedicated breast imaging systems gained FDA marketing clearance pursuant to applications under the FDA's Section 510(k) premarket notification.  In the last several years, the De Novo 510(k) process became an alternate pathway for new technologies with low to moderate risk an opportunity to seek FDA marketing clearance through this simpler process.  In addition, laser safety data and clinical safety and efficacy data were obtained through previous clinical trials to support an FDA application through the traditional 510(k) process.  We believe our CTLM® system is of low to moderate risk due to the series of technical studies conducted as well as the series of clinical studies we were engaged in which led the FDA to determine in 2004 that our clinical studies were a Non Significant Risk (NSR) device study.

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

One possible outcome resulting from applying for a Section 510(k) premarket notification of intent to market that we believed would have been an option, was the evaluation of automatic class III designation, commonly referred to "De Novo process".  The De Novo process is an alternate pathway provided by the FDA to classify certain new devices that had automatically been placed in Class III due to lack of a predicate.  The De Novo classification process was created to provide a mechanism for the classification of certain lower-risk devices for which there is no predicate, but would otherwise fall into Class III.  The De Novo process is most applicable when the risks of a device are well-understood and appropriate special controls can be established to mitigate those risks.

The de novo process cannot be requested until a Section 510(k) premarket notification has been submitted and the FDA responds with a determination that the device is "not substantially equivalent" (NSE) to the predicate device.  The FDA then classifies the applicant devices into Class III designation. Applicants who receive a class III determination from the FDA may request an evaluation for reclassification into Class I or II.

In March 2010, we decided to focus on the possibility of obtaining FDA marketing clearance through a Section 510(k) premarket notification for our CTLM® system instead

10-Q Table of Contents
of a PMA application based on our own research of other medical imaging devices that received a Section 510(k) premarket notification, such as the Aurora MRI Breast Imaging System (the "breast MRI").  Other sources of our research were obtained through reading medical imaging industry publications, the FDA's website, and discussions with attendees at medical imaging trade shows; specifically the Radiological Society of North America in Chicago, IL in November 2009; Arab Health Show in Dubai, UAE in January 2010, and European Congress of Radiology in Vienna, Austria in March 2010.  We began the process of examining the various potential predicate devices that could be credible to support our Section 510(k) premarket notification application.

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

On August 2, 2011, we received official notification from the FDA that the review of our Section 510(k) premarket notification application had been completed and that the FDA determined that the device, (CTLM®), is not substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976, the enactment date of the Medical Device Amendments, or to any device which has been reclassified into Class I (General Controls) or Class II (Special Controls), or to another device found to be substantially equivalent through the Section 510(k) process.  This decision was based on the fact that the FDA was not aware of a legally marketed preamendments device labeled or promoted for using "Diffuse Optical Tomography" (DOT) to image the optical attenuation properties of breast tissue in order to aid the diagnosis of cancer, other conditions, diseases, or abnormalities.  Therefore, this device was classified by statute into class III (Premarket Approval), under Section 513(t) of the Federal Food, Drug, and Cosmetic Act (the "Act").  All FDA determined Class III devices must fall under Section 515(a)(2) of the Act (which) requires a class III device to have an approved application (PMA) before it can be legally marketed.

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

In previous filings, management had disclosed the potential to have our CTLM® device approved through the FDA "De Novo" process.  This process would only become an option to us if the FDA did not approve our 510(k) premarket notification of intent to market the device.  While waiting for a ruling from the FDA on our 510(k) premarket notification of intent to market the CTLM®, management continued to research the advantages and disadvantages regarding the potential option to initiate a De Novo application if the FDA determined our traditional 510(k) application to be "Not Substantially Equivalent".  Our research identified several articles illustrating the

10-Q Table of Contents
potential pitfalls of going down the De Novo pathway.  One such article from Medical Device Consultants (MDCI), a full service contract research organization and consulting firm that helps emerging and established firms commercialize novel and innovative medical devices, dated March 21, 2011(included below) best summarizes the issues that we would face if we choose the De Novo pathway.

"The De Novo process has been around since the implementation of the FDA Modernization Act of 1997 (FDAMA). The FDAMA was intended to help improve the efficiency of bringing low-risk medical devices to market, allowing for simpler reclassification of devices that were classified as Class III due to the lack of a suitable predicate.  The section of the FDAMA that handled this aspect of medical device classification (Section 513(f)(2)) became known as the De Novo process.

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

Further compounding the delays associated with De Novo is the fact that the entire process resembles a procedural "black hole." The FDA is not required to provide any updates concerning the status of a De Novo application, nor is there any simple way for medical device manufacturers to track a De Novo submission on their own.

De Novo is rare in the realm of low-risk medical devices – a mere 54 products took this particular route between 1998 and 2009. Given the extensive delays associated with the process, MDCI advises medical device companies to consider all other market approval pathways before deciding on to pursue a De Novo reclassification."

Prepared by Benjamin Hunting, Cindy Nolte, and Helen Mayfield
 MDCI Blogging Team"

Understanding that the above statements were a fair representation of the regulatory industry's general feelings towards the FDA De Novo process, management decided to

10-Q Table of Contents
accept and heed the FDA's letter (received on August 2, 2011) detailing their decision of CTLM® being "not substantially equivalent" and furthermore, accepting their recommendation that CTLM® is a class III device that would require a PMA submission.  Other considerations such as comparing time frames between De Novo and the PMA process were taken into account.  The average De Novo application took 482 days to be reviewed compared to the average PMA review of 284 days.  In addition, upon further review, both the De Novo and PMA process require virtually identical clinical safety and efficacy data; therefore, the PMA path was chosen.  Management has identified potential FDA regulatory consultants who can guide us through the complete PMA application process and is presently in contract negotiations with several prospective consulting firms.

Progress toward re-submitting a PMA application during Fiscal Year 2012 and the beginning months of Fiscal Year 2013 was significantly delayed and then eventually halted simply due to lack of funding to hire the necessary FDA consultants required to assist in the process.  Our employees have reached their level of FDA expertise related to preparing the "ground work" for a PMA application submission and can proceed no further without the expert assistance of FDA consultants.

During the fiscal year ended June 30, 2012, there was a significant reduction in key Company staff due to employee resignations, retirement and layoffs, which reduced operating overhead until additional external funding could be secured.  We will not hire replacement staff until such time as we have secured sufficient funding to complete the PMA filing with the FDA.  Prior to the reduction in key staff members, an internal PMA application strategy that might allow inclusion of previously collected patient data was developed.  This approach (generally referred to as a PMA Protocol) will need to be qualified by our FDA consultants prior to presenting our approach to the FDA Reviewers/Examiners.  The forum for this process is generally referred to as an FDA "Pre- IDE" meeting (essentially a pre-clinical meeting) between the Company, its FDA Consultants and the FDA/PMA Examiners.  During the "Pre-IDE" meeting, the Company (and its FDA Consultants) would present their approach for both data collection, patient selection and data analysis.  The FDA Reviewers would provide input (critique and suggestions) to us as to what they believe an acceptable PMA protocol would require.  Once agreement is reached by all parties the next logical step is to implement the protocol. .

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

In summary, our management team now believes that the more structured and proven PMA application approach with its semi-rigid timetable for mandatory responses would provide us with the best route to achieve marketing clearance for our innovative new imaging modality that in the future will be classified as Diffuse Optical Tomography.

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

10-Q Table of Contents
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

In our prior SEC filings, we included disclosure regarding the estimated dates by which we believed that we would be able to file our PMA application including December 2008, March 2009, June 2009, March 2010, April 2010 and July 2010.  All of these projections proved incorrect.  There were many factors contributing to why we were not able to achieve our projected timelines.  After each delay, we disclosed in subsequent SEC filings a new projected date based on what we believed at that point in time would be a reasonable estimate of when we would be able to file our application for FDA marketing clearance.  The factors contributing to these delays include, but are not limited to, the following:

	Designing a new clinical study protocol and a modified intended use,
	Identifying qualified clinical sites and retaining them to proceed with our clinical study,
	Obtaining the necessary approvals from the Institutional Review Boards ("IRB"),
	Updating the CTLM® system to its most current design level,
	Our research and development team finalizing the improvements regarding the reconstruction algorithm by enhancing the CTLM® images by reducing the number of artifacts which would enable the physician to interpret the images more easily,
	Low patient volume following the inclusion criteria of our clinical protocol,
	Lack of cancer cases required for the PMA statistical analysis, and
	Lack of sufficient financing to support the clinical sites, initiate the reading phase, the statistical analysis study and the preparation and submission of the PMA application to the FDA.

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

10-Q Table of Contents
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

In addition to the foregoing, we are subject to numerous federal, state, and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, and fire hazard control.  There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations and that such compliance will not have a material adverse effect upon our ability to conduct business.  See Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statements – Extensive Government Regulation, No Assurance of Regulatory Approvals".

The development chronology stated above details how complicated the process is to develop a brand new medical imaging technology.  We believe that we have a strong patent portfolio and are the world leader in optical tomography.  We have received marketing approval in China and Canada; the CE Mark for the European Union; ISO 13485:2003 registration; UL Electrical Test Certificate; and Product registrations in Brazil and Argentina.  The registrations for Brazil and Argentina were not renewed in 2009 because of the costs associated with new testing requirements by UL.  We have now completed the Electromagnetic Compatibility ("EMC") testing required by UL and plan to submit our renewal application for these product registrations in 2011.  Worldwide, our end users have completed more than 25,000 patient scans, and we have sold 17 CTLM® systems as of the date of this report.  Our decision to fund the Company primarily through the sale of equity has enabled us to reach this important milestone.

In fiscal 2010, fiscal 2011, fiscal 2012 and thus far in fiscal 2013, we have used the proceeds from short-term loans, long-term loans and proceeds from our Southridge Private Equity Credit Agreement for working capital.  Going forward we intend to use the proceeds from short term and long term loans and issuance of convertible preferred stock, as our sources of working capital.  We may also seek to raise fund through our Private Equity Credit Agreement with Southridge which requires an effective S-1 Registration Statement.  Substantial additional financing will be required before and after receipt of FDA marketing clearance, assuming it is received, as to which there can be no assurance.  See Item 5.  "Financing/Equity Line of Credit."

10-Q Table of Contents

Clinical Collaboration Sites Update

CTLM® Systems have been installed and patients are being scanned under clinical collaboration agreements as follows:

1)	Humboldt University of Berlin, Charité Hospital, Berlin, Germany
2)	The Comprehensive Cancer Centre, Gliwice, Poland
3)	Catholic University Hospital, Rome, Italy
4)	MeDoc HealthCare Center, Budapest, Hungary
5)	Tianjin Medical University's Cancer Institute and Hospital, Tianjin, China

We were pleased to learn in June 2012 that a clinical paper produced by Dr. J. Qi, an independent CTLM® researcher based in Tianjin Medical University Cancer Institute and Hospital Tianjin, China, is pending publication in "Clinical Imaging," a highly respected radiology journal based in New York, NY.  Each article accepted for publication undergoes a through review for content and accuracy by an editorial board of Radiologists.

The paper by Dr. Qi titled, "CTLM as an adjunct to Mammography in the diagnosis of Patients with Dense Breasts", reported that when a CTLM® study was combined with a (digital) x-ray based mammogram -breast cancer detection rate otherwise medically referred to as test "sensitivity" was significantly improved from a low of 34.40% to a new high of 81.57% when dealing with Extremely Dense Breasts (ACR classification).  In addition, the researchers "could distinguish malignant from benign lesions".

We are very pleased that the clinical benefits of a CTLM® breast exam have been validated by a group of independent researchers. We believe that Dr. Qi's results will be further validated upon completion of our PMA application to the FDA.

The abstract of the article can be found at www.clinicalimaging.org and searched under the title "CTLM as an adjunct to mammography in the diagnosis of patients with dense breasts".

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

10-Q Table of Contents

International Distributors - Global Commercialization

The following table details the regulatory requirement and status of each country in which we have sold or marketed the CTLM®.

Country	Sold	Marketed	Regulatory Requirement	Regulatory Status
United States	No	No	Food & Drug Administration	Preparing for PMA Submission
Argentina	Yes	Yes	ANVISA	Expired(1)
Australia	No	Yes	TGA Approval	Canceled(8)
Austria	No	Yes	CE Mark	Approved
Brazil	No	Yes	ANVISA	Expired(2)
Canada	No	Yes	Health Canada Approval	Approved
China	Yes	Yes	SFDA Approval	Approved
Croatia	No	Yes	CIHI(4)	Not Submitted Yet
Colombia	No	Yes	Register with MOH(3)	Not Submitted Yet
Curacao	No	Yes	MOH	Submitted by distributor
Czech Republic	Yes	Yes	CE Mark	Approved
Egypt	No	Yes	CE Mark & Egypt MOH	Not Submitted Yet
Germany	No	Yes	CE Mark	Approved
Hong Kong	No	Yes	CE/SFDA	Not Submitted Yet
Hungary	Yes	Yes	CE Mark	Approved
India	Yes	Yes	CE Mark & BIS Certification	Not Required(9)
Indonesia	Yes	Yes	DirJen POM	Pending(12)
Israel	No	Yes	Import License	Approved
Italy	Yes	Yes	CE Mark	Approved
Jordan	No	Yes	JFDA(6)	Not Submitted Yet
Kazakhstan	No	Yes	Registration Cert. & GOSTR Cert.	Not Submitted Yet
Macedonia	No	Yes	CE Mark	Not Submitted Yet
Malaysia	Yes	Yes	BPFK	Not Required(10)
Mexico	Yes	Yes	MOH - COFERPRIS	Pending(11)
Montenegro	No	Yes	MOH	Not Submitted Yet
New Zealand	No	Yes	CE Mark	Not Submitted Yet
Oman	No	Yes	MOH	Not Submitted Yet
Philippines	No	Yes	BHDT(7)	Not Submitted Yet
Poland	Yes	Yes	CE Mark	Approved
Romania	Yes	Yes	CE Mark	Approved
Russia	No	Yes	ROSZDRAVNADZOR	Pending(13)
Saudi Arabia	No	Yes	CE Mark & MOH	Not Submitted Yet
Serbia	No	Yes	CE Mark	Approved
Slovenia	No	Yes	CE Mark	Approved
South Africa	No	Yes	CE Mark & DOH(4)	Not Submitted Yet
Turkey	Yes	Yes	CE Mark	Approved
Ukraine	No	Yes	CE Mark	Not Submitted Yet
United Arab Emirates	Yes	Yes	UAE/MOH	Approved
Vietnam	No	Yes	MOH	Not Submitted Yet

10-Q Table of Contents
(1)     Will be renewed upon appointment of new distributor.
(2)	Distributor will renew ANVISA.
(3)	MOH - Ministry of Health
(4)	DOH - Department of Health
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
(12) DirJenPOM – We received a deposit from our distributor Jainsons Pty Ltd. and the system was installed in Jakarta, Indonesia.  Our distributor is responsible for registering the CTLM® with the Indonesia Director General of Food and Drugs ("DirJen POM") who controls the registration of medical devices.   Product registrations for medical devices issued from certain designated countries such as Canada can be used to support the registration in Indonesia with the DirJen POM.  The CTLM® system has received international certifications and licenses from the European Union, CE mark; Canada, CMDCAS Canadian Health screening; China, SFDA; and ISO 13485 issued by UL.
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

10-Q Table of Contents
In September 2007, we announced the installation of a CTLM® system at the Tianjin Medical University's Cancer Institute and Hospital ("Tianjin"), the largest breast disease center in China.  The hospital evaluated the CTLM® under three research protocols designed to improve current methods of addressing breast cancer imaging and treatment follow-up.  We previously announced that we installed a CTLM® system at Beijing's Friendship Hospital, which enabled CTLM® clinical procedures to become listed on the Regional and subsequently the National Schedule for patient payments.

In December 2008, we announced that a recent study of the CTLM® was one of the featured scientific abstracts at the Radiological Society of North America ("RSNA") from November 30th to December 5th.  Dr. Jin Qi, a radiologist at the Tianjin Medical University Cancer Institute and Hospital, Tianjin, China was selected for her clinical paper, "CTLM as an Adjunct to Mammography in the Diagnosis of Patients with Dense Breasts."  Dr. Qi attended RSNA with IDSI and was present at our exhibit.  Dr. Qi's clinical paper was accepted as one of the European Congress of Radiology's conference presentations in March 2009.  The study demonstrated that: "when the CTLM® system was used as an adjunct to mammography in heterogeneously and extremely dense breasts, the sensitivity (detecting cancer) increased significantly."

We previously signed an exclusive distributor in Malaysia, where interest in breast cancer detection and treatment was surging due to publicity surrounding their former First Lady, who succumbed to the disease.  In September 2007, we announced the installation of a CTLM® system at the Univeriti Putra Malaysia ("UPM") in Kuala Lumpur, Malaysia.  The CTLM® was installed at UPM's academic facility within the jurisdiction of the Ministry of Education and was evaluated by specialists from UPM in conjunction with specialists from Serdang Hospital in Kuala Lumpur.  Following the evaluation at UPM, we appointed a new distributor, Daichi Holding Berhad ("Daichi") of Penasng, Malaysia.  The CTLM® was removed from UPM academic facility at the conclusion of the evaluation period.  Daichi issued a purchase order for this system and it was initially installed in August 2009 at Catherine Women's Medical Center in Petaling Jaya, Malaysia.  On September 22, 2009, we announced that Daichi completed the purchase of the system with full payment.  In June 2010, Daichi notified us that they were relocating the system and is now installed at the Breast Wellness (M) SDN. BHD (a public limited liability company) in Petaling Jaya, Malaysia.

Activities in Europe and the Middle East are top marketing priorities for IDSI.  As a result of our participation as an exhibitor at the Arab Health Medical Conference in January 2010 in Dubai, UAE, and at the European Congress of Radiology ("ECR") in March 2010 in Vienna, Austria, we were able to meet with qualified distributors to discuss their interest in representing us in their respective territories.  While attending Arab Health, we hired a Managing Director to market the CTLM® in the UAE and parts of the Middle East.  We are not marketing or seeking distributors and will not market the CTLM® directly or indirectly in Iran, Sudan and/or Syria and other Middle Eastern countries that are subject to U.S. economic sanctions and export controls.

Additionally, we are negotiating with distributors in Egypt, Jordan, Saudi Arabia, India, and Belgrade.  In April 2009, we signed a non-exclusive agreement with Neomedica d.o.o. Beograd to market the CTLM® system to the private and public sectors of Slovenia, Croatia, Serbia, Montenegro, and Macedonia.  In October 2008, we announced that our distributor, Laszlo Meszaros of Kardia Hungary Kft. purchased the first CTLM® system for Budapest, Hungary.  The CTLM® system has been installed at the new MeDoc HealthCare Center ("MDHC") located in Budapest, in collaboration with Dr. Maria Gergely, Chief Radiologist of Uzsoki Hospital.

Our distributor, The Oyamo Group ("Oyamo") placed an order for the first CTLM® system for Israel in October 2008.  Oyamo obtained the import license from The Israeli Ministry of Health for the CTLM® system and the system was installed in November 2010 at Sheba Medical Center at Tel Hashomer, which is outside of Tel Aviv.

In December 2008, we announced that a new study evaluating the CTLM system as an adjunct to mammography was featured in the December 2008 issue of Academic Radiology.  Alexander Poellinger, M.D., a radiologist at Charite Hospital in Berlin. Germany, authored "Near-infrared Laser Computed Tomography of the Breast: A Clinical Experience" along with colleagues at Charite and IDSI's Director of Advanced Development as co-author.  Their work demonstrated an increase in accuracy of diagnosing malignant and benign breast lesions in patients who were examined with mammography and CTLM adjunctively compared to mammography alone.  Dr. Poellinger's

10-Q Table of Contents
clinical paper was distributed to doctors and distributors visiting our booth at the European Congress of Radiology in March 2009.

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

On April 26, 2011, we announced that we have signed an exclusive distribution agreement with Kepter Internacional ("Kepter") of Monterrey, Mexico to promote our CTLM® systems throughout Mexico.  Kepter is headquartered in Monterrey, Mexico with operations in Central and South America.  The company represents innovative technologies nationally and internationally providing solutions for various aspects of the healthcare industry and infectious control.  Kepter's strategy is to offer environmental friendly and cost effective alternatives to conventional operations in the healthcare and commercial construction industry.  Currently, Kepter's representatives are working closely with the Mexican Health Ministry to gain national acceptance for the CTLM® system; however, there can be no assurance that this acceptance will be obtained.

In July 2011, we announced that we signed an exclusive distribution agreement with National Diagnostic Service and Management LLC ("NDSM") of Novi, Michigan and its affiliate Phoenix Med of Moscow, Russia to promote our CTLM® systems throughout Russia.  NDSM and its partners distribute medical diagnostic and medical laser equipment and service support throughout Russia.  As an independent distributor with over 15 years of experience within the Russian medical market and employing only product certified engineers, NDSM and Phoenix Med have a long established reputation within the women's health medical community.  NDSM has initiated the medical device registration process required to import medical equipment into Russia.

On August 2011, we announced that we would be exhibiting our CTLM® at the FIME 2011 medical trade fair conference to be held on August 10th to 12th in Miami Beach, FL.  Dr. Jose Cisneros, our Director of Clinical Research was invited to present, "New Imaging Modalities for Breast Cancer" featuring our CTLM® system at the FIME conference.

10-Q Table of Contents
In October 2011, we announced that the CTLM® purchase was confirmed after a successful rigorous evaluation of our CTLM® system at the Hang Lekiu Medical Center in Jakarta, Indonesia.  This positive outcome reinforces DOT as a valuable new breast imaging modality.  Hang Lekiu Medical Center is a leading provider of advanced multi-disciplined medical care in a modern patient friendly environment.  The evaluation was initiated February 2011 by introducing the unique clinical benefits of CTLM® to Indonesia's Health Minister Endang Rahayu Sedyaningsih, local officials and key news organizations.

In November 2011, we announced that our exclusive distributor for Mexico, Kepter Internacional ("Kepter"), placed an order for five CTLM® systems with one system to be delivered and installed the third week of December 2011.  In connection with the first system, Kepter paid a $45,000 deposit.  Kepter advised us that they were unable to accept delivery in December so we shipped the system in January 2012.  In August 2012, the CTLM® was installed at the Centro Medico Ave in Monterrey, Mexico.  On September 12, 2012, Linda Grable Chairman/CEO and Deborah O'Brien, Senior Vice-President attended the official inauguration of the CTLM® installation at the Centro Medico Ave.  The event was attended by the medical community, government officials and local community leaders.  IDSI's exclusive distributor in Mexico, Kepter, has created a new company, "Sistemas de Diagnostico e Imagenologia de Mexico S.A. de C.V.", committed to establishing other CTLM® sites throughout Mexico.  A video of the event can be viewed at http://vimeo.com/49416717.

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

In November 2012, we announced that we shipped a CTLM® system to the Euromedica Hospital in Baia Mare, Romania.  This exciting event was possible through the joint efforts of the exclusive CTLM® distributor for Romania, Lebada USA, Inc. and the Romanian American Board of Trade.  Euromedica Hospital, the first Romanian private Hospital accredited by CoNAS, the National Hospital Accreditation Committee, provides a wide range of care from outpatient medical consultations, laboratory tests, clinical investigations, hospitalization, surgery and post-surgery hospitalization. The hospital is equipped with the latest technical equipment for examinations and treatments.  Ovidius T. Lebada, CEO of the Lebada USA, Inc., states, "The recent shipment to Euromedica Hospital is just one of several CTLM® systems planned for the Romanian market.

10-Q Table of Contents

Among our global users, we have three systems in Poland, two in Italy, two in the Czech Republic, two systems in the United Arab Emirates, two systems in India, and two systems in China as well as one system each in Germany, Hungary, Malaysia, Israel, Indonesia, Brazil, Mexico and Romania.  As of the date of this report, IDSI's users have performed over 25,000 CT Laser Mammography (CTLM®) patient scans worldwide.

Other Recent Events

On August 2, 2012, the Board approved an increase in the number of authorized shares of Common Stock from 4,000,000,000 shares of Common Stock to 10,000,000,000 shares of Common Stock (the "Authorized Share Increase") and recommended to Linda B. Grable, our majority voting stockholder, that the Authorized Share Increase be approved.  On August 2, 2012, the majority voting stockholder approved the Authorized Share Increase by written consent in lieu of a meeting in accordance with Florida law.  The increase was necessary to provide authorized shares to be available for issuance in connection with debt to equity conversions of convertible promissory notes that became eligible for conversion pursuant to Rule 144.

On October 30, 2012, the Board approved a 1-for-500 reverse stock split of our issued and outstanding shares of Common Stock (the "Reverse Stock Split") and recommended to the majority voting stockholder that she approve the Reverse Stock Split.  On October 30, 2012, the majority voting stockholder approved the Reverse Stock Split by written consent in lieu of a meeting, in accordance with Florida law.  Accordingly, shareholder consent is not required and was not solicited in connection with the approval of the Reverse Stock Split.

Our Board believes that the stockholders of IDSI will benefit from the Reverse Stock Split because they believe that the Reverse Stock Split could be a catalyst for an increase in the stock price of the Common Stock, which in turn could increase the marketability and liquidity of the Common Stock, as well as increase the profile of IDSI for private investment, acquisitions and other future opportunities that become available to us.  Our Board also believes the excessively high number of outstanding shares of Common Stock has contributed to a lack of investor interest in IDSI and has made it difficult for the Company to attract new investors and potential business partners.

Laser Imager for Lab Animals

Our Laser Imager for Lab Animals "LILA™" program is an optical helical micro-CT scanner in a third-generation configuration.  The system was designed to image numerous compounds, especially green fluorescent protein, derived from the DNA of jellyfish.  The LILA scanner is targeted at pharmaceutical developers and researchers who monitor cancer growth and who use multimodality small animal imaging in their clinical research.

IDSI's strategic thrust for the LILA project has changed, as we decided to focus on women's health business markets with a family of CTLM® systems and related devices and services.  The animal imager did not fit our business model although the fundamental technology is related to the human breast imager.  Consequently, we sought to align the project with a company already in the animal imaging market that might complete the LILA and commercialize it.

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

From July 2000 until August 2007, when we entered into an agreement for the sale/lease-back of our headquarters facility, Charlton Avenue LLC ("Charlton") provided all of our necessary funding through the private placement sale of convertible preferred stock with a 9% dividend and common stock through various private equity credit agreements. See "Item 2, Results of Operations, Liquidity and Capital Resources, Sale/Lease-Back"  We initially sold Charlton 400 shares of our Series K convertible preferred stock for $4 million and subsequently issued an additional 95 Series K shares to Charlton for $950,000 on November 7, 2000.  We paid Spinneret Financial Systems Ltd. ("Spinneret"), an independent financial consulting firm unaffiliated with the Company and, according to Spinneret and Charlton, unaffiliated with Charlton, $200,000 as a consulting fee for the first tranche of Series K shares and five Series K shares as a consulting fee for the second tranche.  The total of $4,950,000 was designed to serve as bridge financing pending draws on the Charlton private equity line provided through the various private equity credit agreements described in the following paragraphs.

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

10-Q Table of Contents
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

On March 21, 2006, we and Charlton entered into a new "Fifth Private Equity Credit Agreement" which has replaced our prior Fourth Private Equity Credit Agreement.  The terms of the Fifth Private Equity Credit Agreement were similar to the terms of the prior Fourth Private Equity Credit Agreement.  The new credit line's terms were (i) The put option price is 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche (the "Valuation Period"), (ii) the commitment period was two years from the effective date of a registration statement covering the Fifth Private Equity Credit Agreement shares, (iii) the maximum commitment was $15,000,000, (iv) the minimum amount we were required to draw through the end of the commitment period was $1,000,000,  (v)  the minimum stock price, also known as the floor price was computed as follows:  In the event that, during a Valuation Period, the Bid Price on any Trading Day fell more than 18% below the closing trade price on the trading day immediately prior to the date of the Company's Put Notice (a "Low Bid Price"), for each such Trading Day the parties had no right and were under no obligation to purchase and sell one tenth of the Investment Amount specified in the Put Notice, and the Investment Amount accordingly would be deemed reduced by such amount.  In the event that during a Valuation Period there existed a Low Bid Price for any three Trading Days—not necessarily consecutive—then the balance of each party's right and obligation to purchase and sell the Investment Amount under such Put Notice would terminate on such third Trading Day ("Termination Day"), and the Investment Amount would be adjusted to include only one-tenth of the initial Investment Amount for each Trading Day during the Valuation Period prior to the Termination Day that the Bid Price equaled or exceeded the Low Bid Price and (vi) there were no fees associated with the Fifth Private Equity Credit Agreement.

We made sales under the Fifth Private Equity Credit Agreement from time to time in order to raise working capital on an "as needed" basis.  Prior to the expiration of the Fifth Private Equity Credit Agreement on March 21, 2008, we drew down $5,967,717 and issued 82,705,772 shares of common stock.

The Sixth Private Equity Credit Agreement
On April 21, 2008, we and Charlton entered into a new "Sixth Private Equity Credit Agreement" which has replaced our prior Fifth Private Equity Credit Agreement.  The terms of the Sixth Private Equity Credit Agreement are similar to the terms of the prior Fifth Private Equity Credit Agreement.  This new credit line's terms are (i) The put option price is 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche (the "Valuation Period"), (ii) the commitment period is three years from the effective date of a registration statement covering the Sixth Private Equity Credit Agreement shares, (iii) the maximum commitment is $15,000,000, (iv) There is no minimum commitment amount,  (v)  the minimum stock price, also known as the floor price is computed as follows:  In the event that, during a Valuation Period, the Bid Price on any Trading Day falls more than 20% below the closing trade price on the trading day immediately prior to the date of the Company's Put Notice (a "Low Bid Price"), for each such

10-Q Table of Contents
Trading Day the parties shall have no right and shall be under no obligation to purchase and sell one tenth of the Investment Amount specified in the Put Notice, and the Investment Amount shall accordingly be deemed reduced by such amount.  In the event that during a Valuation Period there exists a Low Bid Price for any three Trading Days—not necessarily consecutive—then the balance of each party's right and obligation to purchase and sell the Investment Amount under such Put Notice shall terminate on such third Trading Day ("Termination Day"), and the Investment Amount shall be adjusted to include only one-tenth of the initial Investment Amount for each Trading Day during the Valuation Period prior to the Termination Day that the Bid Price equals or exceeds the Low Bid Price and (vi) there are no fees associated with the Sixth Private Equity Credit Agreement.  The conditions to our ability to draw under this private equity line, as described above, may materially limit the draws available to us.

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

The Southridge Private Equity Credit Agreement
On November 23, 2009, we and Southridge entered into a new "Southridge Private Equity Credit Agreement" which has replaced our prior Sixth Private Equity Credit Agreement with Charlton.  On January 7, 2010, we and Southridge amended the terms of the "Southridge Private Equity Credit Agreement" and revised the language to clarify that Southridge is irrevocably bound to accept our put notices subject to compliance with the explicit conditions of the Agreement.

The terms of the Southridge Private Equity Credit Agreement are similar to the terms of the prior Sixth Private Equity Credit Agreement with Charlton.  This new credit line's terms are (i) The put option price is 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche (the "Valuation Period"), (ii) the commitment period is three years from the effective date of a registration statement covering the Southridge Private Equity Credit Agreement shares, (iii) the maximum commitment is $15,000,000, (iv) There is no minimum commitment amount,  and (v) there are no fees associated with the Southridge Private Equity Credit Agreement.  The conditions to our ability to draw under this private equity line, as described above, may materially limit the draws available to us.

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

10-Q Table of Contents
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

On November 21, 2011, Southridge sold their May 12, 2011 $60,000 short-term promissory note to Panache Capital, LLC ("Panache").  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

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

On February 23, 2012, Southridge sold their $100,000 short-term promissory note to Panache Capital, LLC ("Panache") of which a balance of $70,000 principal was remaining after Southridge converted $30,000 principal in a debt to equity conversion on February 17, 2012.  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

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

On August 20, 2012, Southridge sold $30,000 of their original $100,000 short-term promissory note dated October 12, 2011 to SGI Group LLC ("SGI").  The terms of the original note remain the same except that the holder may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

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

10-Q Table of Contents
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

In October 2012, we received $27,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $40,000 and the maturity date of the note is March 31, 2013.  The note provides for a $13,000 original issue discount.  The note provides for a redemption premium of 20% on or before January 7, 2012; 25% on or before April 7, 2013; and 30% on or before July 15, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 300,000,000 shares of our common stock in connection with this loan.

In October 2012, we received $1,000 from Southridge pursuant to a short-term promissory note.   The note provides a maturity date of April 30, 2013.  The note provides for a redemption premium of 20% on or before January 22, 2013; 25% on or before April 24, 2013; and 30% after April 24, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 300,000,000 shares of our common stock in connection with this loan.

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

10-Q Table of Contents
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

10-Q Table of Contents

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

On October 18, 2012, Southridge executed a partial debt to equity conversion of a $17,000 short-term promissory note dated December 19, 2011 in which they converted $15,900 principal and $1,125 in interest.  We issued Southridge 340,505,205 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On November 6, 2012, Southridge executed a final debt to equity conversion of a $17,000 short-term promissory note dated December 19, 2011 in which they converted $1,100 principal and $26 in interest.  We issued Southridge 22,521,649 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On November 6, 2012, Southridge executed a debt to equity conversion of a $30,000 short-term promissory note dated March 19, 2012 in which they converted $30,000 principal and $1,433 in interest.  We issued Southridge 628,668,493 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On November 6, 2012, Southridge executed a partial debt to equity conversion of an $11,000 short-term promissory note dated April 9, 2012 in which they converted $2,750 principal and $475 in interest.  We issued Southridge 64,499,178 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to November 19, 2012, Southridge issued notices of conversion to settle $525,000 in principal plus accrued premiums totaling $255,651 into 53,143,682 shares of our common stock, of which 51,802,774 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.

10-Q Table of Contents

From November 2010 through November 19, 2012, we received a total of $1,635,672 from Southridge pursuant to short-term promissory notes.  As of the date of this report, we may be obligated to issue Southridge a total of 5,829,946,467 shares to redeem short-term notes totaling $290,337 of which $236,422 is principal, $40,514 is premium and $13,401 is interest.

Other Short-Term Loans
In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  $30,000 principal on one of the notes was sold to OTC Global Partners in September 2012.  As of the date of this report, we have repaid an aggregate principal and premium in the amount of $148,500 on these short-term notes and owe a balance of $194,241 of which $82,000 is the principal remaining.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through June 30, 2012 for 3% additional premium per month.  However, as of the date of this report, we are accruing this 3% additional premium per month but have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with all of the extensions, a total of $87,700 of additional premium was accrued as of the date of this report.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 24,000,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through June 30, 2012 for 3% additional premium per month on each note.  However, as of the date of this report, we are accruing this 3% additional premium per month but have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with these extensions a total of $276,363 of additional premium was accrued for the December 2009 notes as of the date of this report.  In April 2011, Southridge purchased a total of $200,000 in principal value of promissory notes from the private investor.  As of the date of this report, Southridge has converted $131,450 principal and $55,600 premium into 251,995,632 shares of which 20,746,666 shares of our common stock that was previously issued as collateral.
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

10-Q Table of Contents
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

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we were obligated to pay back his principal, $27,600 in premium and issue 3,000,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our annual meeting to be held on July 12, 2011.  On September 9, 2011, we issued the 3,000,000 common shares pursuant to Rule 144.  We received an extension of maturity date to November 30, 2012 for this note.

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

On November 21, 2011, Southridge sold their May 12, 2011 $60,000 short-term promissory note to Panache Capital, LLC ("Panache").  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

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

On February 23, 2012, Southridge sold their $100,000 short-term promissory note to Panache Capital, LLC ("Panache") of which a balance of $70,000 principal was remaining after Southridge converted $30,000 principal in a debt to equity conversion on February 17, 2012.  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

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

10-Q Table of Contents
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

On August 20, 2012, Southridge sold $30,000 of their original $100,000 short-term promissory note dated October 12, 2011 to SGI Group LLC ("SGI").  The terms of the original note remain the same except that the holder may elect at an Event of Default to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In August 2012, we received $15,000 from SGI pursuant to a short-term promissory note with a maturity date of August 20, 2013.  The note provides for a redemption premium of 15% of the principal amount on or before November 18, 2012; 20% on or before December 18, 2012; 25% on or before January 17, 2013; and 30% on or

10-Q Table of Contents
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

In October 2012, we received $38,500 from FLUX Carbon Starter pursuant to a short-term promissory note.  The note provides a maturity date of October 3, 2013.  We received net proceeds of $33,250 after deductions of $3,500 for legal fees and $1,750 for a finder's fee.  Interest will accrue at 10% per annum until maturity.  FLUX Carbon Starter may elect at an Event of Default to convert any part or all of the $38,500 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In November 2012, we received $6,250 from SGI Group pursuant to a short-term promissory note of which the principal on the note was $12,500 and the maturity date of the note is May 31, 2013.  The note provides for a $6,250 original issue discount.  The note provides for a redemption premium of 20% of the principal amount on or before February 10, 2013; 25% on or before May 11, 2013; and 30% after May 11, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $12,500 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for

10-Q Table of Contents
the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 125,000,000 shares of our common stock in connection with this loan.

In November 2012, we received $6,250 from Star City Capital to a short-term promissory note of which the principal on the note was $12,500 and the maturity date of the note is May 31, 2013.  The note provides for a $6,250 original issue discount.  The note provides for a redemption premium of 20% of the principal amount on or before February 10, 2013; 25% on or before May 11, 2013; and 30% after May 11, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $12,500 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 125,000,000 shares of our common stock in connection with this loan.

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

10-Q Table of Contents

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

10-Q Table of Contents

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

On October 10, 2012, FLUX Carbon Starter Fund executed a partial debt to equity conversion of a $38,500 short-term promissory note dated October 4, 2012 in which they converted $15,000 principal.  We issued FLUX Carbon Starter 150,000,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On October 11, 2012, OTC Global Partners executed a final debt to equity conversion of the $30,000 short-term promissory note in which they converted $18,000 in principal.  We issued OTC Global Partners 120,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On October 23, 2012, Panache executed a final debt to equity conversion of a $25,000 short-term promissory note dated February 28, 2012 in which they converted $5,200 principal and $1,512 in interest.  We issued Panache 122,030,364 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000055 per share.

On October 24, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $12,200 principal and $214 in interest.  We issued Levin Consulting Group 248,208,400 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On October 24, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $5,100 principal and $88 in interest.  We issued SGI Group 103,764,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 55,363,907 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to November 19, 2012, Southridge issued notices of conversion to settle $525,000 in principal plus accrued premiums totaling $255,651 into 53,143,682 shares of our common stock, of which 51,802,774 shares were collateral shares and 1,340,908 new shares were issued pursuant to Rule 144.

As of the date of this report, we owe a total of $1,773,948 of short term debt of which $1,147,875 is principal, $594,179 is accrued premium and $31,895 is accrued interest.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $2,487,615 principal, $405,790 in premium, and $67,837 in interest has been converted into 6,863,828,211 shares of our common stock of which 51,802,774 shares were collateral shares and 6,812,025,437 new shares were issued pursuant to Rule 144.  Out of the original 55,363,637 shares of common stock held as collateral, a balance of 3,561,133 shares remains on the $338,550 principal of the remaining notes.

There can be no assurances that we will be able to pay our short-term loans when due.  If we default on any or all of the notes due to the lack of new funding, the holders could exercise their right to sell the remaining 3,561,133 collateral shares and could take legal action to collect the amount due which could materially adversely affect IDSI and the value of our stock.

10-Q Table of Contents

Issuance of Stock in Connection with Long-Term Loans

On February 23, 2011, we entered into a Convertible Promissory Note Agreement with an unaffiliated third party, JMJ Financial (the "Lender" or "JMJ"), relating to a private placement of a total of up to $1,800,000 in principal amount of a Convertible Promissory Note (the "Note") providing for advances of a gross amount of $1,600,000 in seven tranches.  Pursuant to the terms of a Registration Rights Agreement (the "Rights Agreement") dated February 23, 2011, between the Company and JMJ, we are required to file within 10 days from the effective date of an increase of authorized shares approved by our shareholders, an S-1 Registration Statement (the "Registration Statement") covering 130,000,000 shares of Company common stock to be reserved for conversion of the Note.

Although our shareholders on July 12, 2011, voted to increase our authorized shares to 2,000,000,000, we have not filed the registration statement as required by the Rights Agreement.

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received $258,000 after deductions of $30,000 for a 10% Finder's Fee and $12,000 for an Origination Fee.  The second tranche of $100,000 closed on May 20, 2011, and we received $93,000 after deduction of $7,000 for a 7% Finder's Fee.  A partial closing on the third tranche of $35,000 closed on October 7, 2011 and we received $32,250 after deduction of $2,750 for a 7% Finder's Fee.  A partial closing on the third tranche of $25,000 closed on February 8, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder's Fee, which is $1,750.  A partial closing on the third tranche of $25,000 closed on February 29, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder's Fee, which is $1,750.  A final closing on the third tranche of $15,000 closed on April 4, 2012 and we received $15,000.  In connection with this final third tranche we will pay a 7% Finder's Fee, which is $1,050.  A partial closing on the fourth tranche of $10,000 closed on October 3, 2012 and we received $10,000.  In connection with this partial third tranche we will pay a 7% Finder's Fee, which is $700.  Although we are not being funded based on the on achievement of milestones relating to the Registration Statement, we continue to draw funds from the Promissory Note from time to time based on the lender's ability to fund us.  For the remaining three tranches, we are obligated to pay a Finder's Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of the date of this report, $1,290,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $258,000 to terminate the agreement.

The Note, after the seven tranches are drawn, would generate net proceeds of $1,467,000 after payment of the Origination Fee and a 7% Finder's Fee.  JMJ has the option to provide an additional $1,600,000 of funding on substantially the same terms as the first Agreement; however, we have the right to cancel, without penalty, the Note Agreement within five days of JMJ's execution.  Once executed and accepted by both parties and five days has passed, cancellation of unfunded payments is permitted at a fee of 20% of the unfunded amount.  Cancellation of funded portions is not permitted.

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

10-Q Table of Contents

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

The conditions to funding each payment are as follows:

▪
At the time of each payment interval, the Conversion Price calculation on Borrower's common stock must yield a Conversion Price equal to or greater than $0.015 per share (based on the Conversion Price calculation, regardless of whether a conversion is actually completed or not).

▪
At the time of each payment interval, the total dollar trading volume of Borrower's common stock for the previous 23 trading days must be equal to or greater than $1,000,000.  The total dollar volume will be calculated by removing the three highest dollar volume days and summing the dollar volume for the remaining 20 trading days.

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

On October 24, 2012, JMJ executed a debt to equity conversion totaling $10,500 of which $3,776 was principal and $2,250 was interest for the fourth tranche of $25,000, which we closed on February 8, 2012; and $4,474 was

10-Q Table of Contents
principal of the fifth tranche of $25,000, which we closed on February 29, 2012.  We issued JMJ 150,000,000 common shares pursuant to Rule 144 based on a conversion price of $0.00007 per share.

As of the date of this report, we owe a total of $56,151 in long-term debt.  Of the $56,151 we owe a total of $45,526 in principal, $6,125 is consideration on the principal and $4,500 is interest.

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

10.79
Lease Agreement by and between Bright Investments, LLC ("Landlord") and Imaging Diagnostic Systems, Inc. ("Tenant") dated March 14, 2008.  Incorporated by reference to our Form 8-K filed on April 3, 2008.

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

10.84
Business Lease Agreement by and between Ft. Lauderdale Business Plaza Associates ("Lessor") and Imaging Diagnostic Systems, Inc. ("Lessee") dated June 2, 2008.  Incorporated by reference to our Form 8-K filed on June 5, 2008.

10.85
Financial Services Agreement by and between Imaging Diagnostic Systems, Inc. (the "Company" or "IDSI") and R.H. Barsom Company, Inc. (the "Consultant") dated July 15, 2008.  Incorporated by reference to our Form 8-K filed on July 18, 2008.

10.86
Securities Purchase Agreement by and between Imaging Diagnostic Systems, Inc. (the "Company" or "IDSI") and Whalehaven Capital Fund Limited (the "Purchaser" and collectively, the "Purchasers") dated July 31, 2008.  Incorporated by reference to our Form 8-K filed on August 5, 2008.

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
10.92
Amendment Agreement by and between Imaging Diagnostic Systems, Inc. (the "Company" or "IDSI") and Whalehaven Capital Fund Limited (the "Purchaser" and collectively, the "Purchasers") dated October 23, 2008.  Incorporated by reference to our Form 8-K filed on October 23, 2008.

10.93
Securities Purchase Agreement by and between Imaging Diagnostic Systems, Inc. (the "Company" or "IDSI") and Whalehaven Capital Fund Limited (the "Purchasers") dated November 20, 2008.  Incorporated by reference to our Form 8-K filed on November 26, 2008.

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

10.110
Employment Agreement and Stock Option Agreement dated March 22, 2010, between Imaging Diagnostic Systems, Inc. and Deborah O'Brien, Senior Vice-President.  Incorporated by reference to our Form 8-K filed on March 25, 2010.

10.111	2010 Non-Statutory Stock Option Plan dated March 11, 2010. Incorporated by reference to our Form S-1 Amendment No. 1 filed on May 24, 2010.
10.112
Convertible Promissory Note by and between Imaging Diagnostic Systems, Inc. (the "Company" or "Borrower") and JMJ Financial (the "Lender or "JMJ'') dated February 23, 2011, Exhibit A.  Incorporated by reference to our Form 8-K/A filed on March 2, 2011.

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

Dated: November 19, 2012		Imaging Diagnostic Systems, Inc.

	By:	/s/ Linda B. Grable
Linda B. Grable
Chief Executive Officer

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President and Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)