Form 10-Q
period 2012-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2013-02-19
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

The number of shares outstanding of each of the issuer's classes of equity as of February 19, 2013: 70,669,629 shares of common stock, no par value; and 20 shares of Series L convertible preferred stock outstanding.

10-Q Table of Contents

	IMAGING DIAGNOSTIC SYSTEMS, INC.
	(A Development Stage Company)

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Balance Sheets – (Unaudited) December 31, 2012 and June 30, 2012	3

	Statements of Operations - (Unaudited) Six months and three months ended December 31, 2012 and 2011, and December 10, 1993 (date of inception) to December 31, 2012	4

	Condensed Statements of Cash Flows - (Unaudited) Six months ended December 31, 2012 and 2011, and December 10, 1993 (date of inception) to December 31, 2012	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Financial Condition and Results	41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	79

Item 4.	Controls and Procedures	79

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	80

Item 1A.	Risk Factors	80

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80

Item 3.	Defaults Upon Senior Securities	80

Item 4.	Mine Safety Disclosures	81

Item 5.	Submission of Matters to a Vote of Security Holders	81

Item 6.	Other Information	81

Item 7.	Exhibits	127

Signatures		130

"We", "Us", "Our" and "IDSI" unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

10-Q Table of Contents
IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

Assets

	Dec. 31, 2012	June 30, 2012
Current assets:	Unaudited	*
Cash	$1,142	$1,623
Accounts receivable, net of allowances for doubtful accounts
of $1,088 and $18,750, respectively	3,263	56,250
Inventory	245,262	246,020
Prepaid expenses	25,524	24,124

Total current assets	275,191	328,017

Property and equipment, net	121,177	131,152
Intangible assets, net	85,440	102,530

Total assets	$481,808	$561,699

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,656,717	$1,728,338
Accrued payroll taxes and penalties	1,369,487	1,489,640
Customer deposits	142,563	142,563
Short-term derivative liability	472,350	961,058
Short-term debt, net of debt discount of $411,352 and $156,539, respectively	1,432,751	1,657,223

Total current liabilities	5,073,868	5,978,822

Long-Term liabilities:
Long-term convertible debt, net of debt discount of $18,056 and $60,553, respectively	38,095	55,645

Total long-term liabilities	38,095	55,645

Convertible preferred stock (Series L), 9% cumulative annual dividend,
no par value, 20 and 20 shares issued, respectively	200,000	200,000

Stockholders' (Deficit):
Preferred stock, Series P, no par value, 58 and 55 shares issued, respectively	-	-
Preferred stock, Series Q, $.001 par value, 51 and 51 shares issued, respectively	1	1
Common stock	110,422,182	109,743,826
Common stock - Debt Collateral	(73,970)	(73,970)
Additional paid-in capital	5,639,492	5,630,411
Deficit accumulated during development stage	(120,817,860)	(120,973,036)

Total stockholders' (Deficit)	(4,830,155)	(5,672,768)

Total liabilities and stockholders' (Deficit)	$481,808	$561,699

* Derived from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

10-Q Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statements of Operations

	Six Months Ended		Three Months Ended		Since Inception
	December 31,		December 31,		(12/10/93) to
	2012	2011	2012	2011	Dec. 31, 2012
Net Sales	$26,000	$48,520	$25,000	$10,111	$2,617,502
Gain on sale of fixed assets	-	-	-	-	2,794,565
Cost of Sales	3,672	6,073	3,672	1,344	983,449

Gross Profit	22,328	42,447	21,328	8,767	4,428,618

Operating Expenses:
General and administrative	438,676	1,412,222	258,698	670,408	64,323,092
Research and development	82,079	400,152	42,005	187,247	24,042,995
Sales and marketing	52,147	284,874	29,474	183,317	9,976,551
Inventory valuation adjustments	6,181	14,805	1,965	7,065	4,973,088
Depreciation and amortization	19,563	29,829	9,782	13,115	3,474,798
Amortization of deferred compensation	-	-	-	-	4,064,250

	598,646	2,141,882	341,924	1,061,152	110,854,774

Operating Loss	(576,318)	(2,099,435)	(320,596)	(1,052,385)	(106,426,156)

Interest income	-	383	-	195	311,217
Other income	54,626	122,912	19,303	116,508	1,266,725
Other income - LILA Inventory	-	-	-	-	(69,193)
Derivative expense	-	-	-	-	(64,524)
Change in fair value of derivative liability	1,040,218	1,085,657	245,200	696,129	2,141,460
Interest expense	(363,349)	(894,330)	(199,200)	(629,841)	(11,129,629)

Net Income (Loss)	155,177	(1,784,813)	(255,293)	(869,394)	(113,970,100)

Dividends on cumulative Pfd. stock:
From discount at issuance	-	-	-	-	(5,402,713)
Earned	-	-	-	-	(1,445,047)

Net Income (Loss) applicable to
common shareholders	$155,177	$(1,784,813)	$(255,293)	$(869,394)	$(120,817,860)

Net Income (Loss) per common share:
Basic and diluted	$0.0118	$(0.0017)	$(0.0143)	$(0.0008)	$(139.94)

Weighted average number of
common shares outstanding:
Basic and diluted	13,142,711	1,020,664,048	17,843,873	1,075,234,747	863,585

The accompanying notes are an integral part of these condensed financial statements.

10-Q Table of Contents

IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statement of Cash Flows

	Six Months		From Inception
	Ended December 31,		December 10, 1993 to
	2012	2011	December 31, 2012
Cash flows from operations:
Net Income (Loss)	$155,177	$(1,784,813)	$(113,970,100)
Changes in assets and liabilities	(580,659)	617,215	36,113,408
Net cash used in operations	(425,482)	(1,167,598)	(77,856,692)

Cash flows from investing activities:
Proceeds from sale of property & equipment	-	-	4,390,015
Capital expenditures	-	-	(7,578,436)
Net cash (used in) investing activities	-	-	(3,188,421)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Other financing activities	425,001	984,604	10,775,007
Proceeds from issuance of preferred stock	-	-	18,389,500
Net proceeds from issuance of common stock	-	-	51,932,037

Net cash provided by financing activities	425,001	984,604	81,046,255

Net increase (decrease) in cash	(481)	(182,994)	1,142

Cash, beginning of period	1,623	189,135	-

Cash, end of period	$1,142	$6,141	$1,142

The accompanying notes are an integral part of these condensed financial statements.

10-Q Table of Contents
IMAGING DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three month period ended December 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2013.  These condensed financial statements have been prepared in accordance with Financial Accounting Standards guidance for Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on October 15, 2012.

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

We have had cumulative losses since inception that raise doubt about our ability to continue as a going concern. We also have cash used in operations of $425,482 for the six months ended December 31, 2012 and negative working capital of $4,798,677 at December 31, 2012.  The financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

We currently manufacture and sell our sole product, the CTLM® - Computed Tomography Laser Mammography.  We are appointing distributors and installing collaboration systems as part of our global commercialization program.  We have sold 17 systems as of December 31, 2012; however, we continue to operate as a development stage enterprise because we have yet to produce significant revenues.  We are attempting to create increased product awareness as a foundation for developing markets through an international distributor network.  We may be able to exit reporting as a Development Stage Enterprise upon two successive quarters of sufficient revenues such that we would not have to utilize other funding to meet our quarterly operating expenses.

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	Dec. 31, 2012	June 30, 2012
	Unaudited
Raw materials consisting of purchased parts, components and supplies	$89,275	$87,681
Work-in-process including units undergoing final inspection and testing	28,915	28,915
Finished goods	127,072	129,424

Total Inventory - Net	$245,262	$246,020

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

NOTE 4 - REVENUE RECOGNITION

10-Q Table of Contents
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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying ASC 718 during the three and six months December 31, 2012 approximated $6,400 and $42,671, respectively, in additional compensation expense compared to $2,290 and $4,579 for the corresponding periods in 2011.

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

For purposes of the following disclosures the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model.  For the quarter ending December 31, 2012, the net income and earnings per share reflect the actual deduction for option expense as a non-cash compensation expense.

Stock-based compensation expense recorded during the three months ended December 31, 2012, was $6,400 compared to $2,290 from the corresponding period in fiscal 2011.
The weighted average fair value per option at the date of grant for the three months ended December 31, 2012 using the Black-Scholes Option-Pricing Model was $0.0008. The weighted average fair value per option at the date of grant for the three months ended December 31, 2011 was $0.015.  Assumptions were as follows:

	Three Months Ended
	December 31,
	2012	2011
Expected Volatility(1)	182%	126%
Risk Free Interest Rate(2)	3%	4%
Expected Term(3)	8 yrs	8 yrs

10-Q Table of Contents

(1)  We calculate expected volatility through a mathematical formula using the last day of the week's closing stock price for the previous 61 weeks prior to the option grant date.  The expected volatility for the three months ending December 31, 2012 and 2011 in the table above are weighted average calculations.

(2)  We lowered our risk-free interest rate from 4% to 3% for stock option expensing effective for the quarter ending December 31, 2012.  If a significant increase or decrease occurs in the zero coupon rate of the U.S Treasury Bond, a new rate will be set.  The decrease in the risk-free interest rate will decrease compensation expense.

(3)  We continue to use an expected term assumption of eight years based on guidance provided by SEC Staff Accounting Bulletin 107 and subsequently, Staff Accounting Bulletin 110.  These bulletins enable us to use the simplified method for "plain vanilla" options for this calculation.

NOTE 7 - COMMON STOCK ISSUANCES – PRIVATE EQUITY CREDIT AGREEMENT

During the second quarter ending December 31, 2012, we did not draw from our Private Equity Credit Agreement with Southridge Partners II LP ("Southridge").  Subsequent to the end of the second quarter, we did not initiate any put notices from our Private Equity Credit Agreement with Southridge through the date of this report.

NOTE 8 – DEBT DISCOUNT

We recorded interest expense to amortize the debt discount in the amount of $171,510 for the quarter ending December 31, 2012, which includes all of the outstanding Convertible Short-Term Notes.

In connection with the sale of a Convertible Promissory Note Agreement on February 23, 2011, with an unaffiliated third party, JMJ Financial (the "Lender" or "JMJ"), relating to a private placement of a total of up to $1,800,000 in principal amount of a Convertible Promissory Note (the "Note") providing for advances of a gross amount of $1,600,000 in seven tranches, we recorded interest expense to amortize the debt discount in the amount of $9,723 during the quarter ending December 31, 2012.
There remains a total of $429,408 of debt discount yet to be amortized as of December 31, 2012.

10-Q Table of Contents
NOTE 9 – SHORT-TERM DEBT

From November 10, 2009 to December 31, 2012 we borrowed $4,117,041 in the aggregate from 16 unaffiliated third party investors.

In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  $30,000 principal on one of the notes was sold to OTC Global Partners in September 2012.  As of December 31, 2012, we have repaid an aggregate principal and premium in the amount of $148,500 on these short-term notes and owe a balance of $196,300 of which $70,000 is the principal remaining.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through June 30, 2012 for 3% additional premium per month.  However, as of June 30, 2012, we are accruing this 3% additional premium per month but have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with all of the extensions, a total of $89,800 of additional premium was accrued as of December 31, 2012.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 48,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through June 30, 2012 for 3% additional premium per month on each note.  We have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with these extensions a total of $284,420 of additional premium was accrued for the December 2009 notes as the date of this report.  In April 2011, Southridge purchased a total of $200,000 in principal value of promissory notes from the private investor.  All conversions before December 10, 2012, were adjusted to reflect a 1 for 500 reverse split effective that date.  As of December 31, 2012, Southridge has converted $180,515 principal and $55,600 premium into 2,257,052 shares of which 41,493 shares of our common stock that was previously issued as collateral.

On December 12, 2012, the private investor sold $180,769 of a promissory note originally dated December 15, 2009 to ASC Recap.  The terms of the original note remain the same except that the holder may elect at an Event of Default to convert any part or all of the $180,769 into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 18,000,000 shares of our common stock in connection with this transaction.

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 62,727 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through July 31, 2011 for 3% additional premium per month on each note.  In January 2011, Southridge purchased a total of $600,000 in principal value of promissory notes from the private investor.  As of the date of this report, Southridge has fully converted $600,000 principal and

10-Q Table of Contents
$340,099 premium into 768,912 shares of our common stock of which 62,112 shares were collateral shares and 706,800 new shares were issued pursuant to Rule 144.  Although we were in technical default of these two notes, the holder, Southridge elected to convert these notes into common shares.  In connection with these prior extensions through June 30, 2012 and the accrual of the additional premiums through May 31, 2012, a total of $255,647 of additional premium was accrued for the January 2010 notes as of June 30, 2012.

On February 25, 2010, we borrowed $350,000 from a private investor pursuant to a short-term promissory note.  We issued to the investor 35 shares of Series L Convertible Preferred Stock as collateral.  This note had a maturity date of April 30, 2010; however, the investor gave us notice of conversion to the collateral shares on March 31, 2010.  The Note was cancelled upon this conversion.  The 35 shares of Series L Convertible Preferred Stock accrue dividends at an annual rate of 9% and are convertible into an aggregate of 16,587,690 shares of common stock (473,934 shares of common stock for each share of preferred stock).  Pursuant to the Certificate of Designation, Rights and Preferences for the Series L Convertible Preferred Stock, we are obligated to reduce the conversion price and reserve additional shares for conversion if we sold or issued common shares below the price of $.0211 per share (the market price on the date of issuance of the Preferred Stock).  In October 2010, we obtained a waiver from the private investor holding the 35 shares of Series L Convertible Preferred Stock in which the investor agreed to convert no more than the 16,587,690 common shares currently reserved as we do not have sufficient authorized common shares to reserve for further conversions pursuant to the Certificate of Designation, Rights and Preferences.  The investor agreed to a conversion floor price of $.015, which required us to reserve an additional 13,491 common shares.

On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 20,000 shares of common stock.  As of the date of this report, the investor holds 20 shares of the Series L Convertible Preferred Stock.

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we were obligated to pay back his principal, $26,400 in premium and issue 6,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our annual meeting to be held on July 12, 2011.  On September 9, 2011, we issued the 6,000 common shares pursuant to Rule 144.  We received an extension of maturity date to December 31, 2012 for this note.  On September 5, 2012, the private investor sold $40,000 principal of the note to SGI Group.  On December 17, 2012, the private investor sold the balance of his note totaling $46,400 ($20,000 principal and $26,400 premium) to WHC Capital LLC.

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

10-Q Table of Contents
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

10-Q Table of Contents
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

10-Q Table of Contents
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

10-Q Table of Contents
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

10-Q Table of Contents
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

In October 2012, we received $20,000 from Panache pursuant to a short-term promissory note.  The note provides a maturity date of September 28, 2013.  Interest will accrue at 10% per annum until maturity.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Panache may elect at an Event of Default to convert any part or all of the $20,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

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

In November 2012, we received $6,250 from Star City Capital pursuant to a short-term promissory note of which the principal on the note was $12,500 and the maturity date of the note is May 31, 2013.  The note provides for a $6,250 original issue discount.  The note provides for a redemption premium of 20% of the principal amount on or before February 10, 2013; 25% on or before May 11, 2013; and 30% after May 11, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $12,500 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 125,000,000 shares of our common stock in connection with this loan.

In November 2012, we received $20,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $40,000 and the maturity date of the note is May 31, 2013.  The note provides for a $20,000 original issue discount.  The note provides for a redemption premium of 20% on or before March 27, 2013; 25% on or before June 25, 2013; and 30% after June 25, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 400,000,000 shares of our common stock in connection with this loan.

In December 2012, we received $3,000 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from December 5, 2013 to December 9, 2013.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $3,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

10-Q Table of Contents

In December 2012, we received $20,000 from a private investor pursuant to a short-term promissory note with a maturity date of December 19, 2013.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $20,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In December 2012, we received $12,000 from an unaffiliated third party investor pursuant to a short-term promissory note with a maturity date of June 13, 2013.  The note provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 3 Series P Preferred Stock to the investor as collateral with a total stated value of $15,000.

In December 2012, we received $15,000 from WHC Capital, LLC pursuant to a short-term promissory note with a maturity date of October 6, 2013.  Interest will accrue at 12% per annum until maturity above and beyond the premium.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  The holder may elect at an Event of Default to convert any part or all of the $15,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

OID (Original Issue Discount) is included in debt discount and amortized ratably to interest expense over the term of the respective notes to which they relate.

Debt to Equity Conversions:
On May 11, 2011, Southridge executed a debt to equity conversion of a $80,000 short-term promissory note dated November 11, 2010 plus accrued interest of $3,174.  We issued Southridge 22,180 common shares pursuant to Rule 144 based on an agreed exchange price of $3.75 per share.  We canceled the $12,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 13, 2011, Southridge executed a debt to equity conversion of a $14,000 short-term promissory note dated December 16, 2010 plus accrued interest of $641.  We issued Southridge 2,928 common shares pursuant to Rule 144 based on an agreed exchange price of $5 per share.  We canceled the $2,100 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 13, 2011, Southridge executed a debt to equity conversion of a $51,000 short-term promissory note dated December 22, 2010 plus accrued interest of $2,269.  We issued Southridge 10,654 common shares pursuant to Rule 144 based on an agreed exchange price of $5per share.  We canceled the $7,650 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 21, 2011, Southridge executed a debt to equity conversion of a $55,000 short-term promissory note dated January 13, 2011 plus accrued interest of $2,278.  We issued Southridge 11,456 common shares pursuant to Rule 144 based on an agreed exchange price of $5 per share.  We canceled the $8,250 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 21, 2011, Southridge executed a debt to equity conversion of a $22,000 short-term promissory note dated January 19, 2011 plus accrued interest of $882.  We issued Southridge 4,576 common shares pursuant to Rule 144 based on an agreed exchange price of $5 per share.  We canceled the $3,300 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On August 24, 2011, Southridge executed a debt to equity conversion of a $80,000 short-term promissory note dated January 28, 2011 plus accrued interest of $3,647.  We issued Southridge 16,729 common shares pursuant to Rule 144 based on an agreed exchange price of $5 per share.  We canceled the $12,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

10-Q Table of Contents

On August 24, 2011, Southridge executed a partial debt to equity conversion of a $80,000 short-term promissory note dated February 7, 2011 in which they converted $20,000 principal plus accrued interest of $868.  We issued Southridge 4,174 common shares pursuant to Rule 144 based on an agreed exchange price of $5 per share.

On September 27, 2011, Southridge executed a final debt to equity conversion of a $80,000 short-term promissory note dated February 7, 2011 in which they converted the remaining $60,000 principal plus accrued interest of $868.  We issued Southridge 16,780 common shares pursuant to Rule 144 based on an agreed conversion price of $3.75 per share.  We canceled the $12,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On September 27, 2011, Southridge executed a debt to equity conversion of a $35,000 short-term promissory note dated February 15, 2011 plus accrued interest of $1,688.  We issued Southridge 9,783 common shares pursuant to Rule 144 based on an agreed conversion price of $3.75 per share.  We canceled the $5,250 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On September 27, 2011, Southridge executed a debt to equity conversion of a $60,000 short-term promissory note dated March 31, 2011 plus accrued interest of $2,315.  We issued Southridge 16,617 common shares pursuant to Rule 144 based on an agreed conversion price of $3.75 per share.  We canceled the $9,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On September 28, 2011, we amended the terms of all debt agreements with Southridge Partners II, LP and agreed to amend the conversion terms of the Notes such that the principal portion of the Notes, plus accrued interest, shall be convertible into shares of our common stock at a conversion price per share equal to the lesser of (a) $3.75 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

On October 13, 2011, Southridge executed a debt to equity conversion of a $100,000 short-term promissory note dated April 14, 2011 plus accrued interest of $3,989.  We issued Southridge 41,596 common shares pursuant to Rule 144 based on an agreed conversion price of $2.50 per share.  We canceled the $15,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On November 3, 2011, Southridge executed a debt to equity conversion of a $65,000 short-term promissory note dated April 26, 2011 plus accrued interest of $2,721.  We issued Southridge 27,088 common shares pursuant to Rule 144 based on an agreed conversion price of $2.50 per share.  We canceled the $9,750 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On November 16, 2011, Southridge executed a debt to equity conversion of a $20,000 short-term promissory note dated May 6, 2011 plus accrued interest of $850.  We issued Southridge 13,452 common shares pursuant to Rule 144 based on an agreed conversion price of $1.55 per share.  We canceled the $3,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On December 15, 2011, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $14,415 principal.  We issued Panache 10,000 common shares pursuant to Rule 144 based on an agreed conversion price of $1.4415 per share.

On January 3, 2012, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $12,896 principal.  We issued Panache 16,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.806 per share.

On January 10, 2012, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $12,896 principal.  We issued Panache 16,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.806 per share.

10-Q Table of Contents

On January 18, 2012, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $12,710 principal.  We issued Panache 20,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.6355 per share.

On January 27, 2012, Panache executed a debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted the final $7,083 in principal.  We issued Panache 11,424 common shares pursuant to Rule 144 based on an agreed conversion price of $0.612 per share.  We still owe Panache $3,139 in accrued interest associated with this note.

On January 23, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $85,000 principal.  We issued Southridge 132,781 common shares with a restrictive legend based on an agreed conversion price of $0.65 per share. The restrictive legend was removed on February 2, 2012 pursuant to Rule 144.

On January 27, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $30,000 principal.  We issued Southridge 48,387 common shares pursuant to Rule 144 based on an agreed conversion price of $0.60 per share.

On February 7, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $18,500 principal and $6,411 interest.  We issued Southridge 48,555 common shares pursuant to Rule 144 based on an agreed conversion price of $0.515 per share.

On February 10, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $16,500 principal and $99 interest.  We issued Southridge 34,544 common shares pursuant to Rule 144 based on an agreed conversion price of $0.48 per share.

On February 17, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $30,000 principal and $3,858 interest.  We issued Southridge 68,475 common shares on February 27, 2012 pursuant to Rule 144 based on an agreed conversion price of $0.495 per share.

On February 23, 2012, Southridge executed a debt to equity conversion of a $7,500 short-term promissory note dated August 23, 2011 in which they converted $7,500 principal and $289 interest.  We issued Southridge 15,091 common shares pursuant to Rule 144 based on an agreed conversion price of $0.515 per share.

On February 28, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 12, 2012 in which they converted $51,000 principal and $3,595 interest.  We issued Southridge 121,456 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.45 per share.

On March 5, 2012, OTC Global Partners executed a debt to equity conversion of a $50,000 short-term promissory note dated August 30, 2011 in which they converted $50,000 principal and $2,027 interest.  We issued OTC Global Partners 145,530 common shares pursuant to Rule 144 based on an agreed conversion price of $0.3575 per share.

On April 13, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 12, 2012 in which they converted $49,000 principal and $1,096 interest.  We issued Southridge 247,387 restricted common shares on April 24, 2012 pursuant to Rule 144 based on an agreed conversion price of $0.205 per share.

On April 13, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 28, 2012 in which they converted $4,000 principal and $4,340 interest.  We issued Southridge 41,184 restricted common shares on April 24, 2012 pursuant to Rule 144 based on an agreed conversion price of $0.205 per share.

10-Q Table of Contents

On May 1, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,765 principal.  We issued Panache 42,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.2325 per share.

On May 1, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $12,000 principal.  We issued Asher 52,174 common shares pursuant to Rule 144 based on an agreed conversion price of $0.23 per share.

On May 2, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $15,000 principal.  We issued Asher 88,235 common shares pursuant to Rule 144 based on an agreed conversion price of $0.17 per share.

On May 10, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $13,000 principal.  We issued Asher 136,842 common shares pursuant to Rule 144 based on an agreed conversion price of $0.095 per share.

On May 10, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $7,440 principal.  We issued Panache 60,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.124 per share.

On May 15, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,330 principal.  We issued Panache 100,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0933 per share.

On May 21, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $18,500 principal.  We issued Asher 205,556 common shares pursuant to Rule 144 based on an agreed conversion price of $0.09 per share.

On May 22, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,330 principal.  We issued Panache 100,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.093 per share.

On May 29, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $12,000 principal.  We issued Asher 133,333 common shares pursuant to Rule 144 based on an agreed conversion price of $0.09 per share.

On May 30, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,330 principal.  We issued Panache 100,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.093 per share.

On June 4, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $8,000 principal and $3,140 in interest.  We issued Asher 171,385 common shares pursuant to Rule 144 based on an agreed conversion price of $0.065 per share.

On June 5, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,920 principal.  We issued Panache 160,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.062 per share.

On June 8, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $12,000 principal.  We issued Asher 171,385 common shares pursuant to Rule 144 based on an agreed conversion price of $0.07 per share.

10-Q Table of Contents

On June 12, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $14,000 principal.  We issued Asher 200,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.07 per share.

On June 15, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $13,000 principal.  We issued Asher 136,842 common shares pursuant to Rule 144 based on an agreed conversion price of $0.095 per share.

On June 20, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $14,000 principal and $2,120 in interest.  We issued Asher 189,647 common shares pursuant to Rule 144 based on an agreed conversion price of $0.085 per share.

On July 17, 2012, Ms. Grable executed a full debt to equity conversion of a $13,000 short-term promissory note in which she converted $13,000 principal and $148 in interest.  We issued Ms. Grable 87,654 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.15 per share.

On July 17, 2012, a private investor executed a partial debt to equity conversion of five of her notes in which she converted $19,583 principal into 200,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0885 per share.

On July 25, 2012, a private investor executed a full debt to equity conversion of a $3,000 short-term promissory note in which she converted $3,000 principal into 20,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.15 per share.

On July 30, 2012, a private investor executed a partial debt to equity conversion of a $10,000 short-term promissory note in which she converted $6,900 principal into 46,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.15 per share.

On August 7, 2012, a private investor sold their December 2011 short-term promissory notes totaling $21,604 in principal and $5,334 in premium to OTC Global Partners.  A new short-term promissory note was issued to OTC Global Partners dated August 7, 2012 with a taking period back to December 7, 2011.  OTC Global Partners may elect at an Event of Default to convert any part or all of the $21,604 Principal Amount of the Note plus accrued premium into shares of our common stock at a conversion price $0.16.

On August 7, 2012, OTC Global Partners executed a partial debt to equity conversion of the $21,604 short-term promissory note in which they converted $21,604 principal and $2,396 in premium.  We issued OTC Global Partners 150,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.16 per share.

On September 5, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 28, 2011 in which they converted $85,582 principal.  We issued Southridge 760,727 common shares pursuant to Rule 144 based on an agreed conversion price of $0.115 per share.

On September 10, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $20,000 principal.  We issued Levin Consulting Group 160,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.125 per share.  On September 21, 2012 we issued Levin Consulting Group an additional 240,000 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On September 10, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $14,885 principal.  We issued Panache 160,054 common shares pursuant to Rule 144 based on an agreed conversion price of $0.093 per share.

10-Q Table of Contents

On September 11, 2012, Southridge executed a final debt to equity conversion of a $100,000 short-term promissory note dated September 28, 2011 in which they converted $10,418 principal and $3,004 in interest.  We issued Southridge 178,958 common shares pursuant to Rule 144 based on an agreed conversion price of $0.075 per share.

On September 11, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $32,500 principal and $7,036 in interest.  We issued Southridge 527,142 common shares pursuant to Rule 144 based on an agreed conversion price of $0.075 per share.

On September 12, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $4,150 principal.  We issued Southridge 55,333 common shares pursuant to Rule 144 based on an agreed conversion price of $0.075 per share.

On September 12, 2012, Panache executed a partial debt to equity conversion of a $40,000 short-term promissory note dated November 21, 2011 in which they converted $23,250 principal.  We issued Panache 250,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.093 per share.

On September 19, 2012, Panache executed a final debt to equity conversion of a $40,000 short-term promissory note dated November 21, 2011 in which they converted $16,750 principal and $3,244 in interest.  We issued Panache 257,983 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0775 per share.

On September 20, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $47,300 principal and $153 in interest.  We issued Southridge 759,255 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0625 per share.

On September 27, 2012, OTC Global Partners executed a partial debt to equity conversion of the $30,000 short-term promissory note in which they converted $18,000 in principal.  We issued OTC Global Partners 360,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.05 per share.

On September 28, 2012, Panache executed a partial debt to equity conversion of a $25,000 short-term promissory note dated February 28, 2012 in which they converted $13,200 principal.  We issued Panache 240,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.055 per share.

On October 1, 2012, Southridge executed a final debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $16,050 principal and $219 in interest.  We issued Southridge 325,384 common shares pursuant to Rule 144 based on an agreed conversion price of $0.05 per share.

On October 1, 2012, Southridge executed a partial debt to equity conversion of a $20,000 short-term promissory note dated November 14, 2011 in which they converted $10,900 principal and $1,398 in interest.  We issued Southridge 245,967 common shares pursuant to Rule 144 based on an agreed conversion price of $0.05 per share.

On October 2, 2012, Southridge executed a final debt to equity conversion of a $20,000 short-term promissory note dated November 14, 2011 in which they converted $9,100 principal and $18 in interest.  We issued Southridge 182,351 common shares pursuant to Rule 144 based on an agreed conversion price of $0.05 per share.

On October 3, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $9,000 principal and $106 in interest.  We issued SGI Group 364,248 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

10-Q Table of Contents

On October 4, 2012, Panache executed a partial debt to equity conversion of a $25,000 short-term promissory note dated February 28, 2012 in which they converted $6,600 principal.  We issued Panache 240,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0275 per share.

On October 10, 2012, FLUX Carbon Starter Fund executed a partial debt to equity conversion of a $38,500 short-term promissory note dated October 4, 2012 in which they converted $15,000 principal.  We issued FLUX Carbon Starter 300,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.05 per share.

On October 11, 2012, OTC Global Partners executed a final debt to equity conversion of the $30,000 short-term promissory note in which they converted $18,000 in principal.  We issued OTC Global Partners 240,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.05 per share.

On October 18, 2012, Southridge executed a partial debt to equity conversion of a $17,000 short-term promissory note dated December 19, 2011 in which they converted $15,900 principal and $1,125 in interest.  We issued Southridge 681,010 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On October 23, 2012, Panache executed a final debt to equity conversion of a $25,000 short-term promissory note dated February 28, 2012 in which they converted $5,200 principal and $1,512 in interest.  We issued Panache 244,061 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0275 per share.

On October 24, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $12,200 principal and $214 in interest.  We issued Levin Consulting Group 496,417 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On October 24, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $5,100 principal and $88 in interest.  We issued SGI Group 207,528 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On November 6, 2012, Southridge executed a final debt to equity conversion of a $17,000 short-term promissory note dated December 19, 2011 in which they converted $1,100 principal and $26 in interest.  We issued Southridge 45,043 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On November 6, 2012, Southridge executed a debt to equity conversion of a $30,000 short-term promissory note dated March 19, 2012 in which they converted $30,000 principal and $1,433 in interest.  We issued Southridge 1,257,337 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On November 6, 2012, Southridge executed a partial debt to equity conversion of an $11,000 short-term promissory note dated April 9, 2012 in which they converted $2,750 principal and $475 in interest.  We issued Southridge 128,998 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On November 21, 2012, Southridge executed a final debt to equity conversion of an $11,000 short-term promissory note dated April 9, 2012 in which they converted $8,250 principal and $53 in interest.  We issued Southridge 332,122 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On November 21, 2012, Southridge executed a debt to equity conversion of a $2,500 short-term promissory note dated April 26, 2012 in which they converted $2,500 principal and $111 in interest.  We issued Southridge 1,104,427 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

10-Q Table of Contents

On November 21, 2012, Southridge executed a debt to equity conversion of an $8,000 short-term promissory note dated May 15, 2012 in which they converted $8,000 principal and $321 in interest.  We issued Southridge 332,835 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On December 18, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $10,000 principal and $315 in interest.  We issued Levin Consulting Group 1,085,800 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0095 per share.  On January 10, 2013 we issued Levin Consulting Group an additional 633,383 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On December 18, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $10,000 principal and $315 in interest.  We issued SGI Group 1,085,800 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0095 per share.

On December 21, 2012, WHC Capital LLC executed a partial debt to equity conversion of the $46,400 short-term promissory note originally dated December 10, 2010 and purchased on August 20, 2012 from a private investor, in which they converted $9,329 principal.  We issued WHC Capital LLC 982,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0095 per share.

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 110,728 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to May 18, 2012, Southridge issued notices of conversion to settle $700,000 in principal plus accrued premiums totaling $395,699 into 810,406 shares of our common stock, of which 103,606 shares were collateral shares and 706,800 new shares were issued pursuant to Rule 144.

As of December 31, 2012, we owe a total of $1,840,416 of short term debt of which $1,168,820 is principal, $633,042 is accrued premium and $38,555 is accrued interest.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $2,552,291 principal, $405,790 in premium, and $69,357 in interest has been converted into 19,403,701 shares of our common stock of which 103,606 shares were collateral shares and 19,300,096 new shares were issued pursuant to Rule 144.  Out of the original 103,606 shares of common stock held as collateral, a balance of 7,122 shares remains on the $85,985 principal of the remaining notes.

All debt conversions were consummated at the contractual terms agreed upon for each loan.  Accordingly, there was no gain/loss on conversions.

There can be no assurances that we will be able to pay our short-term loans when due.  If we default on all of the notes due to the lack of new funding, the holders could exercise their right to sell the remaining 103,606 collateral shares and could take legal action to collect the amount due which could materially adversely affect IDSI and the value of our stock.

10-Q Table of Contents
NOTE 10 – LONG-TERM CONVERTIBLE DEBT

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

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received $258,000 after deductions of $30,000 for a 10% Finder's Fee and $12,000 for an Origination Fee.  The second tranche of $100,000 closed on May 20, 2011, and we received $93,000 after deduction of $7,000 for a 7% Finder's Fee.  A partial closing on the third tranche of $35,000 closed on October 7, 2011 and we received $32,250 after deduction of $2,750 for a 7% Finder's Fee.  A partial closing on the third tranche of $25,000 closed on February 8, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder's Fee, which is $1,750.  A partial closing on the third tranche of $25,000 closed on February 29, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder's Fee, which is $1,750.  A final closing on the third tranche of $15,000 closed on April 4, 2012 and we received $15,000.  In connection with this final third tranche we will pay a 7% Finder's Fee, which is $1,050.  We received $10,000 from a partial closing on the fourth tranche with JMJ on October 3, 2012.  In connection with this partial fourth tranche we will pay a 7% Finder's Fee, which is $700.  The remaining four tranches are to be funded based on achievement of milestones relating to the Registration Statement, with the final tranche of $300,000 being available 150 days after effectiveness of the Registration Statement, which must be effective 120 days after the date of the Agreement.  For the remaining four tranches, we are obligated to pay a Finder's Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of December 31, 2012, $1,290,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $258,000 to terminate the agreement.

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

Debt to Equity Conversions:
On August 24, 2011, JMJ executed a debt to equity conversion of $36,015 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 7,000 common shares pursuant to Rule 144 based on a conversion price of $5.15 per share.

On August 31, 2011, JMJ executed a debt to equity conversion of $41,160 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 8,000 common shares pursuant to Rule 144 based on a conversion price of $5.15 per share.

On September 15, 2011, JMJ executed a debt to equity conversion of $37,597 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 8,200 common shares pursuant to Rule 144 based on a conversion price of $4.59 per share.

On September 28, 2011, JMJ executed a debt to equity conversion of $40,950 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 10,000 common shares pursuant to Rule 144 based on a conversion price of $4.10 per share.

On October 12, 2011, JMJ executed a debt to equity conversion of $36,750 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 10,000 common shares pursuant to Rule 144 based on a conversion price of $3.68 per share.

10-Q Table of Contents

On December 15, 2011, JMJ executed a debt to equity conversion of $63,840 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 40,000 common shares pursuant to Rule 144 based on a conversion price of $1.60 per share.

On January 24, 2012, JMJ executed a debt to equity conversion totaling $44,100 of which $43,688 was principal and $412 was consideration for the first tranche of $300,000, which we closed on February 24, 2011.  We issued JMJ 60,000 common shares pursuant to Rule 144 based on a conversion price of $0.74 per share.

On February 9, 2012, JMJ executed a debt to equity conversion totaling $44,100 of which $37,088 was consideration and $7,012 was interest for the first tranche of $300,000, which we closed on February 24, 2011.  We issued JMJ 70,000 common shares pursuant to Rule 144 based on a conversion price of $0.63 per share.

On February 29, 2012, JMJ executed a debt to equity conversion totaling $39,550 of which $19,988 was interest for the first tranche of $300,000, which we closed on February 24, 2011 and $19,562 was principal for the second tranche of $100,000, which we closed on May 20, 2011.  We issued JMJ 100,000 common shares pursuant to Rule 144 based on a conversion price of $0.40 per share.

On April 24, 2012, JMJ executed a debt to equity conversion of $29,120 in principal of the second tranche of $100,000 which we closed on May 20, 2012.  We issued JMJ 104,000 common shares pursuant to Rule 144 based on a conversion price of $0.28 per share.

On May 9, 2012, JMJ executed a debt to equity conversion of $28,980 in principal of the second tranche of $100,000 which we closed on May 20, 2012.  We issued JMJ 138,000 common shares pursuant to Rule 144 based on a conversion price of $0.21 per share.

On May 14, 2012, JMJ executed a debt to equity conversion of $4,389 in principal of the second tranche of $100,000 which we closed on May 20, 2011.  We issued JMJ 38,000 common shares pursuant to Rule 144 based on a conversion price of $0.12 per share.

On May 24, 2012, JMJ executed a debt to equity conversion of $22,260 in principal of the second tranche of $100,000 which we closed on May 20, 2011.  We issued JMJ 212,000 common shares pursuant to Rule 144 based on a conversion price of $0.11 per share.

On May 31, 2012, JMJ executed a debt to equity conversion of $2,940 in principal of the second tranche of $100,000 which we closed on May 20, 2011.  We issued JMJ 28,000 common shares pursuant to Rule based on a conversion price of $0.11 per share.

On June 6, 2012, JMJ executed a debt to equity conversion totaling $19,551 of which $14,249 was interest for the second tranche of $100,000, which we closed on May 20, 2011 and $5,302 was principal for the third tranche of $35,000, which we closed on October 7, 2011.  We issued JMJ 210,000 common shares pursuant to Rule 144 based on a conversion price of $0.093 per share.

On September 7, 2012, JMJ executed a debt to equity conversion of $19,572 in principal of the third tranche of $35,000, which we closed on October 7, 2011.  We issued JMJ 240,000 common shares pursuant to Rule 144 based on a conversion price of $0.082 per share.

On October 3, 2012, JMJ executed a debt to equity conversion totaling $42,000 of which $14,501 was principal and $3,150 was interest for the third tranche of $35,000, which we closed on October 7, 2011; and $24,349 was principal of the fourth tranche of $25,000, which we closed on February 8, 2012.  We issued JMJ 600,000 common shares pursuant to Rule 144 based on a conversion price of $0.07 per share.

On October 24, 2012, JMJ executed a debt to equity conversion totaling $10,500 of which $3,776 was principal and $2,250 was interest for the fourth tranche of $25,000, which

10-Q Table of Contents
we closed on February 8, 2012; and $4,474 was principal of the fifth tranche of $25,000, which we closed on February 29, 2012.  We issued JMJ 300,000 common shares pursuant to Rule 144 based on a conversion price of $0.035 per share.

All debt conversions were consummated at the contractual terms agreed upon for each loan.  Accordingly, there was no gain/loss on conversions.

As of the December 31, 2012, we owe JMJ a total of $56,151 in long-term debt of which $45,526 is principal, $6,125 is consideration on the principal and $4,500 is interest.

NOTE 11 – PREFERRED STOCK

In accordance with ASC 480-10-699 (Redeemable Preferred Stocks) redeemable equity instruments are reported as a separate component of temporary equity.  Redeemable Preferred Stock includes our Series L Preferred Stock which can be redeemed upon a majority vote by our Board of Directors.

On February 25, 2010, we issued 35 shares of our Series L Convertible Preferred Stock at a purchase price of $10,000 per share as collateral in connection with a $350,000 short-term loan.  On March 31, 2010 the holder converted the note into the collateral shares of 35 preferred shares of Series L Convertible Preferred Stock.  We have reserved 16,587,690 shares of common stock to cover the conversion of the 35 shares of Series L Convertible Preferred Stock outstanding.  Pursuant to the Certificate of Designation of Series L Convertible Preferred Stock, (iii) Issuance of Securities, a reset provision is provided if common shares are issued at less than $.0211 per share on or before the conversion of all of the Series L Convertible Preferred shares.  The reset provision triggered a Derivative Liability valuation for such provision (See Note 12).  On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 20,000 shares of common stock.  On May 11, 2011, we obtained a waiver from the private investor where the investor agreed to convert no additional Series L Convertible Preferred Stock into common shares until the approval by our shareholders of an increase in authorized common stock at our next annual meeting to be held on July 12, 2011.  At the annual meeting, our shareholders voted to increase our authorized shares to 2,000,000,000 and the waiver was terminated.

From January 1, 2012 to December 31, 2012, we issued 58 shares of our Series P Preferred Stock which has a stated value of $5,000 per share as collateral in connection with nine short-term promissory notes from an unaffiliated third party investor.  The total stated value of the collateral is $290,000.

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

10-Q Table of Contents

NOTE 12 – DERIVATIVE LIABILITY

Effective June 1, 2010, we adopted the ASC 815 guidance provided for Derivatives and Hedging which applies to any free standing financial instruments or embedded features that have characteristics of a derivative and to any free standing financial instruments that are potentially settled in an entity's own common stock.  As of September 30, 2011, we had 20 shares of Series L Convertible Preferred Stock outstanding for which the underlying common has a reset provision relating to the conversion price.  As a result of the reset provision we recorded a Derivative Liability of $64,524 which accrued on the date of issuance and recorded an increase of $137,631 as a result in changes in the market price of our stock.  The total Derivative Liability for the Series L Convertible Preferred Stock for the fiscal year ended June 30, 2010 was $202,156.  For the quarter ending September 30, 2010, we recorded additional Derivative Expense of $19,355 due to a conversion rate adjustment from $.0211 to $.019933 associated with Series L Convertible Preferred Stock issued to the holder.  For the quarter ending December 31, 2010, we recorded additional Derivative Expense of $81,827 due to a conversion rate adjustment from $.019933 to $.015 associated with Series L Convertible Preferred Stock issued to the holder.  On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 20,000 shares of common stock.  On May 11, 2011, we obtained a waiver from the private investor where the investor agreed to convert no additional Series L Convertible Preferred Stock into common shares until the approval by our shareholders of an increase in authorized common stock at our next annual meeting to be held on July 12, 2011.  Due to this conversion and the receipt of the waiver, we retired $303,337 of Derivative Liability.  Because of the fixed conversion price established at the time of the waiver, no further Derivative Liability was recorded.  At the annual meeting, our shareholders voted to increase our authorized shares to 2,000,000,000 and the waiver was terminated.

We have notes payable outstanding that can be converted into our common stock at any time at the option of the note holder.  The number of shares to be issued is made pursuant to conversion notices by the note holder and is based on agreed-upon formulas.  The conversions have no floor and thus give rise to a derivative liability in accordance with ASC 815.  The derivative liabilities associated with these conversion notices are valued using the Black Scholes Pricing Model and are marked-to-market at the end of each quarter.  As of December 31, 2012 and June 30, 2012, we had derivative liabilities reported in our balance sheet in connection with these types of options totaling $472,350 and $961,058, respectively and recorded as gain on change in fair value of derivative liabilities in our statement of operations $245,200 and $1,040,218 for the three and six months ended December 31, 2012, respectively.  Gain on change in fair value was $696,129 and $1,085,657 for the three and six months ended December 31, 2011, respectively.

10-Q Table of Contents

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments.  After a review of our accounts receivable, the Company has recorded an allowance of $1,088 for doubtful accounts.  The fair value of the Company's debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities.  At December 31, 2012 and 2011, the aggregate fair value of the Company's debt obligations approximated its carrying value.
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

10-Q Table of Contents

The following table sets forth the Company's financial instruments as of December 31, 2012 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 820, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value

Liabilities:
Series L Convertible Preferred Stock	$	$	$(200,000)	$(200,000)
Series L Accrued Dividend Payable			$(62,988)	$(62,988)
Derivative Liability			$(472,350)	$(472,350)

At December 31, 2012, the carrying amount of the Series L Convertible Preferred Stock at stated value is deemed to be the fair value.  The balance sheet also reflects a liability for the accrued dividend payable on the Series L Convertible Preferred Stock.

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

10-Q Table of Contents

At June 30, 2012, the carrying amount of the Series L Convertible Preferred Stock at stated value is deemed to be the fair value.  The balance sheet also reflects a liability for the accrued dividend payable on the Series L Convertible Preferred Stock.

NOTE 14 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	Dec. 31, 2012	June 30, 2012
Furniture and fixtures	$257,565	$257,565
Computers, equipment and software	426,873	426,873
CTLM® software costs	352,932	352,932
Trade show equipment	298,400	298,400
Clinical equipment	428,034	435,534
Laboratory equipment	212,560	212,560

Total Equipment	1,976,364	1,983,864
Less: accumulated depreciation	(1,855,187)	(1,852,712)

Total Equipment - Net	$121,177	$131,152

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

10-Q Table of Contents

NOTE 15 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	Dec. 31, 2012	June 30, 2012
Accounts payable - trade	$848,435	$928,385
Accrued tangible personal property taxes payable	6,000	6,000
Accrued compensated absences	41,417	41,417
Accrued wages, payroll taxes and penalties	1,977,766	2,100,436
Other accrued expenses	152,586	141,740

Totals	$3,026,204	$3,217,978

As of December 31, 2012, we owe $557,269 in accrued wages and $1,362,302 in accrued payroll taxes.  The $1,362,302 in accrued payroll taxes represents unfunded payroll taxes, interest and penalties commencing with the quarter ending March 31, 2010.  The reason we incurred the penalties and interest was due to the difficulty in raising capital to have sufficient funds to pay the taxes.

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

From July 1, 2012 through December 31, 2012, we have made payments to the IRS totaling $165,951.  We have paid all of our payroll taxes payable for the calendar year 2012.  Of the $165,951, we made two $15,000 payments totaling $30,000 during the quarter ending December 31, 2012 as per our Installment Agreement.  We paid accrued payroll taxes totaling $67,359 for the quarter ending March 31, 2012 and $21,134 for the quarter ending June 30, 2012.  We paid a total of $33,091 in payroll taxes for the quarter ending September 30, 2012 and $14,368 for the quarter ending December 31, 2012.

If we ultimately are unable to pay the outstanding payroll tax, penalties and interest on a timetable pursuant to the terms of the Installment Agreement, we may have to cease operations.

10-Q Table of Contents

NOTE 16 – SUBSEQUENT EVENTS

In January 2013, we received $31,500 from Hanover Holdings I, LLC ("Hanover") pursuant to a short-term promissory note.  The note provides a maturity date of September 3, 2013.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Hanover may elect at an Event of Default to convert any part or all of the $31,500 plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.  We reserved 20,000,000 shares of our common stock in connection with this transaction.

On January 3, 2013, Magna Group, LLC ("Magna") purchased $100,000 principal of a Promissory Note dated December 10, 2009 from a private investor.  A new Convertible Promissory Note was issued to Magna on January 3, 2013 with a maturity date of September 3, 2013.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Magna may elect at an Event of Default to convert any part or all of the $100,000 plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.  We reserved 50,000,000 shares of our common stock in connection with this transaction.

In January 2013, we received $5,850 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from January 3, 2014 to January 8, 2014.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $5,850 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In January 2013, we received $30,000 from Black Arch Opportunity Fund LP ("Black Arch") pursuant to a short-term promissory note.  The note provides a maturity date of November 9, 2013.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Black Arch may elect at an Event of Default to convert any part or all of the $30,000 plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.

In January 2013, we received $25,000 from Redwood Management LLC ("Redwood") pursuant to a $125,000 short-term promissory note dated January 18, 2013.  The terms of the note provide that the Redwood will pay $25,000 every 30 days from execution of the note until the entire $125,000 is paid in full.  The note provides a maturity date of January 18, 2014.  Interest will accrue at 12% per annum on the aggregate unconverted outstanding principal amount.  Redwood may elect at an Event of Default to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.  We reserved 100,000,000 shares of our common stock in connection with this transaction.

In January 2013, Redwood agreed to purchase five promissory notes held by a private investor totaling $365,688 of which $213,600 in principal and $123,752 in premium; $17,040 is cash redemption premium and $11,296 is interest.  Redwood may elect at an Event of Default to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.  We reserved 60,000,000 shares of our common stock in connection with this transaction.

In January 2013, we received $19,500 from Hanover Holdings I, LLC ("Hanover") pursuant to a short-term promissory note.  The note provides a maturity date of January 23, 2014.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due

10-Q Table of Contents
date until paid.  Hanover may elect at an Event of Default to convert any part or all of the $19,500 plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.  We reserved 12,500,000 shares of our common stock in connection with this transaction.

In January 2013, we received $15,000 from WHC Capital, LLC pursuant to a short-term promissory note with a maturity date of January 25, 2014.  Interest will accrue at 12% per annum until maturity above and beyond the premium.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  The holder may elect at an Event of Default to convert any part or all of the $15,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In February 2013, we received $7,000 from a private investor pursuant to a short-term promissory note with a maturity date of February 7, 2014.  The note provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $7,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In February 2013, we received $25,000 from Redwood Management LLC ("Redwood") pursuant to a $125,000 short-term promissory note dated January 18, 2013.  The terms of the note provide that the Redwood will pay $25,000 every 30 days from execution of the note until the entire $125,000 is paid in full.  The note provides a maturity date of January 18, 2014.  Interest will accrue at 12% per annum on the aggregate unconverted outstanding principal amount.  Redwood may elect at an Event of Default to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.

Debt to Equity Conversions:
On January 8, 2013, ASC Recap executed a partial debt to equity conversion of the $180,769 balance of a short-term promissory originally dated December 15, 2009 and purchased on December 12, 2012 from a private investor, in which they converted $11,115 principal.  We issued ASC Recap 1,852,500 common shares pursuant to Rule 144 based on an agreed conversion price of $0.006 per share.

On January 8, 2013, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $5,900 principal and $4,400 in interest.  We issued SGI Group 1,716,672 common shares pursuant to Rule 144 based on an agreed conversion price of $0.006 per share.

On January 10, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $10,000 principal.  We issued Magna 1,554,002 common shares pursuant to Rule 144 based on an agreed conversion price of $0.006435 per share.

On January 15, 2013, WHC Capital LLC executed a partial debt to equity conversion of the $46,400 short-term promissory note originally dated December 10, 2010 and purchased on August 20, 2012 from a private investor, in which they converted $5,945 principal.  We issued WHC Capital LLC 1,033,900 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00575 per share.

On January 18, 2013, ASC Recap executed a partial debt to equity conversion of the $180,769 balance of a short-term promissory originally dated December 15, 2009 and purchased on December 12, 2012 from a private investor,

10-Q Table of Contents
in which they converted $11,100 principal.  We issued ASC Recap 1,850,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.006 per share.

On January 18, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $13,600 principal.  We issued Magna 1,766,234 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0077 per share.

On January 23, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $12,500 principal.  We issued Redwood 2,192,982 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0057 per share.

On January 28, 2013, WHC Capital LLC executed a partial debt to equity conversion of the $46,400 short-term promissory note originally dated December 10, 2010 and purchased on August 20, 2012 from a private investor, in which they converted $4,726 in principal and $5,019 in premium.  We issued WHC Capital LLC 1,949,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.005 per share.

On January 28, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $9,900 principal.  We issued Magna 1,766,234 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0055 per share.

On January 28, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $12,500 principal.  We issued Redwood 2,272,727 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0055 per share.

On February 1, 2013, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $7,000 principal and $248 in interest.  We issued Levin Consulting Group 1,767,771 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0041 per share.

On February 1, 2013, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $2,857 in interest.  We issued SGI Group 696,878 common shares pursuant to Rule 144 based on an agreed conversion price of $0.006 per share.  On February 11, 2013 we issued SGI Group an additional 446,002 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On February 6, 2013, Southridge executed a debt to equity conversion of a $6,672 short-term promissory note dated June 18, 2012 in which they converted $6,672 principal and $338 in interest.  We issued Southridge 2,046,658 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00343 per share.

On February 6, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $6,500 principal.  We issued Magna 4,166,667 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00156 per share.

On February 6, 2013, WHC Capital LLC executed a partial debt to equity conversion of the $46,400 short-term promissory note originally dated December 10, 2010 and purchased on August 20, 2012 from a private investor, in which they converted $5,843 in premium.  We issued WHC Capital LLC 2,050,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00285 per share.

10-Q Table of Contents

On February 6, 2013, ASC Recap executed a partial debt to equity conversion of the $180,769 balance of a short-term promissory originally dated December 15, 2009 and purchased on December 12, 2012 from a private investor, in which they converted $5,375 principal.  We issued ASC Recap 1,628,788 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0033 per share.

On February 6, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $3,500 principal.  We issued Redwood 2,121,212 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00165 per share.

On February 12, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $5,000 principal.  We issued Redwood 3,030,303 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00165 per share.

On February 12, 2013, Southridge executed a partial debt to equity conversion of a $25,000 short-term promissory note dated August 2, 2012 in which they converted $7,475 principal and $1,058 in interest.  We issued Southridge 4,162,212 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00205 per share.

On February 14, 2013, Southridge executed a partial debt to equity conversion of a $25,000 short-term promissory note dated August 2, 2012 in which they converted $2,185 principal and $11 in interest.  We issued Southridge 1,626,636 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00135 per share.

On January 16, 2013, JMJ executed a debt to equity conversion of $7,455 in principal of the fifth tranche of $25,000, which we closed on February 29, 2012.  We issued JMJ 895,000 common shares pursuant to Rule 144 based on a conversion price of $0.00833 per share.

On January 29, 2013, JMJ executed a debt to equity conversion of $6,334 in principal of the fifth tranche of $25,000, which we closed on February 29, 2012.  We issued JMJ 890,000 common shares pursuant to Rule 144 based on a conversion price of $0.007117 per share.

On February 11, 2013, JMJ executed a debt to equity conversion of $10,083 in principal of the fifth tranche of $25,000, which we closed on February 29, 2012.  We issued JMJ 2,900,000 common shares pursuant to Rule 144 based on a conversion price of $0.003477 per share.

All debt conversions were consummated at the contractual terms agreed upon for each loan.  Accordingly, there was no gain/loss on conversions.

As of the date of this report, we owe a total of $1,864,288 of short term debt of which $1,177,586 is principal, $634,902 is accrued premium and $51,801 is accrued interest.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $2,693,284 principal, $416,651 in premium, and $78,268 in interest has been converted into 61,640,400 shares of our common stock of which 103,606 shares were collateral shares and 61,536,794 new shares were issued pursuant to Rule 144.  Out of the original 103,606 shares of common stock held as collateral, a balance of 7,122 shares remains on the $85,985 principal of the remaining notes.

As of the date of this report, we owe a total of $32,279 in long-term debt.  Of the $32,279 we owe a total of $25,000 in principal, $3,000 is consideration on the principal and $4,279 is interest.

We have evaluated all subsequent events for disclosure purposes.

10-Q Table of Contents
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS

The following discussion of the financial condition and results of operations of Imaging Diagnostic Systems, Inc. should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations; the Condensed Financial Statements; the Notes to the Financial Statements; the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which are incorporated herein by reference; and all our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.  This quarterly report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "projects", "potential," or "continue," or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future.  These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements.  These forward-looking statements include, among others, statements relating to our business strategy, which is based upon our interpretation and analysis of trends in the healthcare treatment industry, especially those related to the diagnosis and treatment of breast cancer, and upon management's ability to successfully develop and commercialize its principal product, the CTLM®.  This strategy assumes that the CTLM® will provide benefits, from both a medical and an economic perspective, to alternative techniques for diagnosing and managing breast cancer.  Factors that could cause actual results to materially differ include, without limitation, the timely and successful submission of our U.S. Food and Drug Administration ("FDA") application to obtain marketing clearance; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; our ability to obtain financing and the risks relating to financing utilizing convertible promissory notes, convertible debentures, convertible preferred stock, private equity credit agreements or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future.  There are also many known and unknown risks, uncertainties and other factors, including, but not limited to, technological changes and competition from new diagnostic equipment and techniques, changes in general economic conditions, healthcare reform initiatives, legal claims, regulatory changes and risk factors detailed from time to time in our Securities and Exchange Commission filings that may cause these assumptions to prove incorrect and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to, those described above or elsewhere in this quarterly report.  All forward-looking statements and risk factors included in this document or incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, are made as of the date of this report based on information available to us as of the date of this report, and we assume no obligation to update any forward-looking statements or risk factors.  You are cautioned not to place undue reliance on these forward-looking statements.

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

On August 2, 2011, we received official notification from the FDA that the review of our Section 510(k) premarket notification application had been completed and that the FDA determined that the device, (CTLM®), is not substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976, the enactment date of the Medical Device Amendments, or to any device which has been reclassified into Class I (General Controls) or Class II (Special Controls), or to another device found to be substantially equivalent through the Section 510(k) process.  This decision to deny our application was based on the fact that the FDA was not aware of a legally marketed preamendments device labeled or promoted for using "Diffuse Optical Tomography" (DOT) to image the optical attenuation properties of breast tissue in order to aid the diagnosis of cancer, other conditions, diseases, or abnormalities.  Therefore, this device was classified by statute into class III (Premarket Approval), under Section 513(t) of the Federal Food, Drug, and Cosmetic Act (the "Act").  All FDA determined Class III devices must fall under Section 515(a)(2) of the Act (which) requires a class III device to have an approved application (PMA) before it can be legally marketed.

The determination by the FDA that our CTLM® imaging technology will now be recognized as a DOT device and that there are no other DOT devices known to the FDA, presents us with a unique technological opportunity. Essentially, IDSI could be the first medical imaging company to file a PMA application for a Diffuse Optical Tomography breast imaging device.  Since the FDA has identified CTLM® as a class III device, a formal clinical study will be required to obtain PMA approval.  While we have begun the PMA process and plan to use clinical studies previously collected, if permitted to do so by the FDA, no meaningful progress can be made in this process until we obtain the substantial financing required to cover the costs for any additional new studies that we may need; the cost of a clinical research organization (CRO) to manage the process; the cost of a biostatistician to prepare the statistical report; FDA filing fees; and other costs associated with the PMA process.  We believe that we will need at least $1.2 million for this process.  A timeline cannot be established until funding is secured.  Once funding is secured we plan to collect any additional case studies we may need from our clinical sites.  The number of additional cases needed, will be provided by our biostatistician in consultation with the FDA.

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

10-Q Table of Contents
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

10-Q Table of Contents
Understanding that the above statements were a fair representation of the regulatory industry's general feelings towards the FDA De Novo process, management decided to accept and heed the FDA's letter (received on August 2, 2011) detailing their decision of CTLM® being "not substantially equivalent" and furthermore, accepting theirrecommendation that CTLM® is a class III device that would require a PMA submission.  Other considerations such as comparing time frames between De Novo and the PMA process were taken into account.  The average De Novo application took 482 days to be reviewed compared to the average PMA review of 284 days.  In addition, upon further review, both the De Novo and PMA process require virtually identical clinical safety and efficacy data; therefore, the PMA path was chosen.  Management has identified potential FDA regulatory consultants who can guide us through the complete PMA application process and is presently in contract negotiations with several prospective consulting firms. We will not be able to engage the services of an FDA consulting firm or a biostatistician until we have a commitment for funding.  There can be no assurance that we will obtain this funding.

Progress toward re-submitting a PMA application during Fiscal Year 2012 and the seven months of Fiscal Year 2013 was significantly delayed and then eventually halted simply due to lack of funding to hire the necessary FDA consultants required to assist in the process.  Our employees had reached their level of FDA expertise related to preparing the "ground work" for a PMA application submission and could not proceed any further without the expert assistance of FDA consultants.

During the fiscal year ended June 30, 2012, there was a significant reduction in key Company staff due to employee resignations, retirement and layoffs, which reduced operating overhead until additional external funding could be secured.  We will not hire replacement staff until such time as we have secured sufficient funding to complete the PMA filing with the FDA.  Prior to the reduction in key staff members, an internal PMA application strategy that might allow inclusion of previously collected patient data was developed.  This approach (generally referred to as a PMA Protocol) will need to be qualified by our FDA consultants prior to presenting our approach to the FDA Reviewers/Examiners.  The forum for this process is generally referred to as an FDA "Pre- IDE" meeting (essentially a pre-clinical meeting) between the Company, its FDA Consultants and the FDA/PMA Examiners.  During the "Pre-IDE" meeting, the Company (and its FDA Consultants) would present their approach for data collection, patient selection and data analysis.  The FDA Reviewers would provide input (critique and suggestions) to us as to what they believe an acceptable PMA protocol would require.  Once agreement is reached by all parties the next logical step is to implement the protocol.

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

10-Q Table of Contents
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

As of the date of this report, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through December 31, 2012 of $120,817,860 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA approval process, and the costs associated with advanced product development activities.  We will need sufficient financing through the sale of equity or debt securities to complete the approval process and, in the event that we obtain marketing clearance, to have sufficient funding to launch the CTLM® in the U.S.  There can be no assurance that we will obtain this financing.  Finally, there can be no assurance that we will obtain FDA marketing clearance, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

10-Q Table of Contents
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

RESULTS OF OPERATIONS

SALES AND COST OF SALES

We are continuing to develop our international markets through our global commercialization program.  In the quarter ended December 31, 2012, we recorded revenues of $25,000 representing an increase of $14,889 or 147% from $10,111 during the quarter ended December 31, 2011.  The Cost of Sales during the quarter ended December 31, 2012, were $3,672 representing an increase of $2,328 or 173% from $1,344 during the quarter ended December 31, 2011.  The revenue of $25,000 and cost of sales of $3,672 is from the installment sale of our CTLM® system to one of our distributors.  This sale represented one new CTLM® System sold during the period ended December 31, 2012.  See Item 5.  Other Information – "Other Recent Events"

Revenues for the six months ended December 31, 2012, were $26,000 representing a decrease of $22,520 or 46% from $48,520 in the corresponding period in 2011.  The Cost of Sales during the six months ended December 31,

10-Q Table of Contents
2012, was $3,672 representing a decrease of $2,401 or 40% from $6,073 in the corresponding period in 2011.  The revenue of $25,000 and cost of sales of $3,672 is from the installment sale of our CTLM® system to one of our distributors and the revenue of $1,000 is from servicing the CTLM® from one of our distributors.  This sale represented one new CTLM® System sold during the period ended December 31, 2012.

Other Income for the three and six months ended December 31, 2012, was $19,303 and $54,626.  Of the $19,303, $18,599 represented the extinguishment of debt and $704 represented the use of our facilities by Bioscan and consulting with our engineers pursuant to the Bioscan Agreement (See Part II, Item 5, Other Information, "Laser Imager for Lab Animals").  Of the $54,626, $53,219 represented the extinguishment of debt and $1,407 represented the use of our facilities by Bioscan and consulting with our engineers pursuant to the Bioscan Agreement.

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the three and six months ended December 31, 2012, were $258,698 and $438,676, respectively, representing decreases of $411,710 or 61% and $973,546 or 69%, from $670,408 and $1,412,222 in the corresponding periods in 2011.  Of the $258,698, compensation and related benefits comprised $51,482 (20%) compared to $305,954 (46%), during the three months ended December 31, 2011.  Of the $51,482 and $305,954 compensation and related benefits, $6,400 (12%) and $1,419 (1%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $438,676, compensation and related benefits comprised $106,576 (24%), compared to $604,939 (43%), during the six months ended December 31, 2011.  Of the $106,576 and $604,939 compensation and related benefits, $24,400 (23%) and $2,838 (1%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $411,710 primarily due to a decrease of $259,453 in compensation and related benefits as a result of a reduction of staff and the executives not accruing any compensation for the quarter; $38,936 in premium expense due to a reduction in the principal amount of new short-term promissory notes issued during the quarter; $28,500 in original issue discounts associated with our short-term promissory notes; $23,365 in payroll tax penalty and interest expense; $17,300 in consulting expenses; $14,720 in legal expenses involving corporate and securities matters; $12,800 in accounting expenses; $10,738 in cell phone expenses; and $4,892 in Directors and Officers' Liability insurance.

The six-month decrease of $973,546 primarily due to a decrease of $519,925 in compensation and related benefits as a result of a reduction of staff and the executives not accruing any compensation for the quarter; $127,026 in premium expense due to a reduction in the principal amount of new short-term promissory notes issued during the quarter; $119,500 in original issue discounts associated with our short-term promissory notes; $62,650 in payroll tax penalty and interest expense; $44,664 in consulting expenses; $19,493 in legal expenses involving corporate and securities matters; $17,500 in accounting expenses; $19,989 in cell phone expenses; $18,388 in Directors and Officers' Liability insurance; and $14,605 in rent expense; and $8,883 in legal fees for the maintenance of patents.

We do not expect a material increase in our general and administrative expenses until we realize significant revenues from the sale of our product.

10-Q Table of Contents

RESEARCH AND DEVELOPMENT

Research and development expenses during the three and six months ended December 31, 2012, were $42,005 and $82,079, respectively, representing decreases of $145,242 or 78% and $318,073 or 79%, from $187,247 and $400,152 in the corresponding periods in 2011.  Of the $42,005, compensation and related benefits comprised $38,270 (91%), compared to $170,317 (91%) during the three months ended December 31, 2011.  Of the $38,270 and $170,317 compensation and related benefits, $0 (0%) and $758 (1%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $82,079, compensation and related benefits comprised $78,344 (95%), compared to $344,793 (86%) during the six months ended December 31, 2011.  Of the $78,344 and $344,793 compensation and related benefits, $14,271 (18%) and $1,517 (1%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $145,242 is due primarily to a decrease of $131,289 in compensation and related benefits as a result of a reduction of staff; $5,626 in consulting expense; and $2,412 in legal expenses involving FDA matters.

The six-month decrease of $318,073 is due primarily to a decrease of $279,203 in compensation and related benefits as a result of a reduction of staff; $26,825 in consulting expense; and $3,574 in legal expenses involving FDA matters.

Provided that we are able to obtain sufficient funding to move forward with the FDA process, we would expect a significant increase in our research and development expenses during the fiscal year ending June 30, 2013 due to increased costs associated with conducting a clinical study to obtain additional case studies and preparing the FDA application for Pre-Market Approval for submission to the FDA.  We would also expect our consulting expenses and professional fees to increase due to the costs associated with conducting the clinical trial and preparing the FDA application.  These increases will also be reflected in the subsequent fiscal year ending June 30, 2014. See Item 5. Other Information.  CTLM® Development History, Regulatory and Clinical Status.

SALES AND MARKETING

Sales and marketing expenses during the three and six months ended December 31, 2012, were $29,474 and $52,147, respectfully, representing decreases of $153,843 or 84% and $232,727 or 82%, from $183,317 and $284,874 in the corresponding periods in 2011.  Of the $29,474, compensation and related benefits comprised $16,801 (57%), compared to $25,892 (14%) during the three months ended December 31, 2011.  Of the $16,801 and $25,892 compensation and related benefits, $0 (0%) and $113 (1%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $52,147, compensation and related benefits comprised $37,859 (73%), compared to $38,237 (13%) during the six months ended December 31, 2011.  Of the $37,859 and $38,237 compensation and related benefits, $4,000 (11%) and $225 (1%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $153,843 is primarily due to decreases of $80,221 in trade show expenses; $36,484 in travel expenses; $10,938 in advertising and promotion; $8,978 in compensation and related benefits; $4,567 in freight expenses; and a reduction of bad debt expense totaling $8,913.

The six-month decrease of $232,727 is primarily due to decreases of $114,872 in trade show expenses; $56,968 in travel expenses; $12,098 in advertising and promotion; $4,153 in compensation and related benefits; $9,666 in public relations expense (cost of issuing press releases); $10,923 in freight expenses; and a reduction of bad debt expense totaling $17,663.

10-Q Table of Contents

Due to cost saving initiatives instituted because of our inability to secure sufficient funding, we had to curtail implementation of our global commercialization program.  If and when we obtain funding, the funds will be used primarily for the costs associated with the PMA.  However, we will budget funds for support of our international distributors.  As the distributor network develops, we anticipate sales which will result in increases in commissions, trade show expenses, advertising and promotion and travel and subsistence costs due to this program.

AGGREGATED OPERATING EXPENSES

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the three months ended December 31, 2012 and 2011, which were $341,924 and $1,061,152 respectively, we had a decrease of $719,228 or 68%.

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the six months ended December 31, 2012 and 2011, which were $598,646 and $2,141,882 respectively, we had a decrease of $1,543,236 or 72%.

The decrease of $719,228 in the three-month comparative period was primarily due to decreases of $411,710 in general and administrative expenses; $145,242 in research and development expenses; and $153,843 in sales and marketing expenses.

The decrease of $1,543,236 in the six-month comparative period was primarily due to decreases of $973,546 in general and administrative expenses; $318,073 in research and development expenses; and $232,727 in sales and marketing expenses.

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

Inventory Valuation Adjustments during the three and six months ended December 31, 2012, were $1,965 and $6,181, respectively, representing decreases of $5,100 or 72% and $8,624 or 58%, from $7,065 and $14,805, respectively, during the three and six months ended December 31, 2011.  The decreases are due to a reduction of write-down of systems that have lost value to due usage as demonstrators on consignment.

Compensation and related benefits during the three and six months ended December 31, 2012, were $106,553 and $222,779, respectively, representing decreases of $395,610 or 79% and $765,190 or 77% from $502,163 and $987,968, respectively, during the three and six months ended December 31, 2011.  Of the $106,553 and $222,779 compensation and related benefits, $6,400 (6%) and $42,671 (19%), respectively, were due to non-cash compensation associated with expensing stock options, which were increases of $4,110 or 180% and $38,092 or 832% from $2,290 and $4,579 during the three and six months ended December 31, 2011.

Interest expense during the three and six months ended December 31, 2012, was $199,200 and $363,349, respectively, representing decreases of $430,641 or 68% and $530,981 or 59% from $629,841 and $894,330, respectively, during the three and six months ended December 31, 2011.  Of the $199,200 and $363,349, respectively, $181,233 and $326,679 is associated with the amortization of the debt discount on the convertible notes at below market prices on the Short-Term and Long-Term Promissory Notes during three and six months ended December 31, 2012.  See Part II. Item 5.  Other Information – "Financing/Equity Line of Credit".

10-Q Table of Contents

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $1,142 as of December 31, 2012.  This is a decrease of $481 from $1,623 as of June 30, 2012.  During the quarter ending December 31, 2012, we received no cash from the sale of common stock through our private equity agreement with Southridge, and we received a net of $140,901 from short term loans and a net of $10,000 from long-term loans.    See Part II. Item 5, – "Financing/Equity Line of Credit"

We do not expect to generate a positive internal cash flow for at least the next 12 months due to increased costs associated with conducting the clinical trial and preparing the FDA application for Pre-Market Approval and submitting it to the FDA, an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, and the costs associated with product development activities and the time required for homologations from certain countries.

Property and Equipment was valued at $121,177 net as of December 31, 2012.  The overall decrease of $9,975 from June 30, 2012 is due primarily to depreciation recorded for the first and second quarter.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions, with loans from unaffiliated third parties, and through a sale/lease-back transaction involving our former headquarters facility.  Net cash used for operating and product development expenses during the six months ending December 31, 2012, was $425,482, primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities.  At December 31, 2012, we had working capital of $(4,798,677) compared to working capital of ($5,650,805) at June 30, 2012.

During the second quarter ending December 31, 2012, we did not raise any money through the sale of shares of common stock pursuant to our Amended Private Equity Credit Agreement with Southridge dated January 7, 2010 and we received a net of $140,901 from short-term loans and a net of $10,000 from long-term loans.  See Item 5. Other Information "Financing – Equity Line of Credit."  We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  We expect to use our Amended Private Equity Agreement with Southridge and/or alternative financing facilities to raise the additional funds required to continue operations.  In the event that we are unable or elect not to utilize the Amended Private Equity Agreement with Southridge or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Southridge or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

10-Q Table of Contents

Capital expenditures for the three months ending December 31, 2012, were $0 as compared to $0 for the three months ending December 31, 2011.  We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2013 will be approximately $25,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of December 31, 2012.  Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs.  Our future capital requirements will depend on many factors, including the following:

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

We do not expect to generate a positive internal cash flow for at least 12 months as substantial costs and expenses continue due principally to the international commercialization of the CTLM®, activities related to our FDA approval process, and advanced product development activities.  We intend to use the proceeds from the sale of convertible debentures, convertible preferred shares, convertible promissory notes, and/or alternative financing facilities as our sources of working capital.  It is unlikely that we will be able to use our Private Equity Agreement with Southridge or any successor private equity agreements due to the high costs of preparing and filing an S-1 registration statement and the limitation on how many shares can be registered to stay within the window to be deemed a secondary offering.  There can be no assurance that the equity credit financing will continue to be available on acceptable terms.

We plan to continue our policy of investing excess funds, if any, in a High Performance Money Market savings account at Wells Fargo Bank, N.A.

BUSINESS LEASE AGREEMENT

On June 2, 2008, we executed a Business Lease Agreement with Ft. Lauderdale Business Plaza Associates, an unaffiliated third-party, for 9,870 square feet of commercial office and manufacturing space at 5307 NW 35th Terrace, Ft. Lauderdale, Florida.  The term of the lease is five years and one month; with the first monthly rent payment due September 1, 2008; and with an option to renew for one additional period of three years.  The monthly base rent for the initial year is $6,580 plus applicable sales tax.  During the term and any renewal term of the lease, the base annual rent shall be increased each year.  Commencing with the first day of August 2009 and each year thereafter, the base annual rent shall be cumulatively increased by 3.5% each lease year plus applicable sales tax.  IDSI will also be obligated to pay as additional rent its pro-rata share of all common area maintenance expenses, which is estimated to be $3,084.37 per month for the first 12 months of the lease.  The total monthly rent including Florida sales tax for the first 12 months is $10,244.23.  Upon the execution of the lease, we paid the first month's rent of $10,244.23 and a security deposit of $13,160.00.  In August 2008, we moved into our new headquarters facility.  We believe that our new facility is adequate for our current and reasonably foreseeable future needs and provides us

10-Q Table of Contents
with a monthly cost savings of $23,196 per month.  We intend to assemble the CTLM® at our facility from hardware components that will be made by vendors to our specifications.  In the event that demand for the CTLM® substantially increases, we will be utilizing FDA approved contract manufacturing companies to build our CTLM® systems.

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

Issuance of Stock in Connection with Short-Term Loans
In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  $30,000 principal on one of the notes was sold to OTC Global Partners in September 2012.  As of the date of this report, we have repaid an aggregate principal and premium in the amount of $148,500 on these short-term notes and owe a balance of $196,300 of which $70,000 is the principal remaining.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through June 30, 2012 for 3% additional premium per month.  However, as of the date of this report, we are accruing this 3% additional premium per month but have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with all of the extensions, a total of $89,800 of additional premium was accrued as of the date of this report.

10-Q Table of Contents

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 48,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through June 30, 2012 for 3% additional premium per month on each note.  We have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with these extensions a total of $284,420 of additional premium was accrued for the December 2009 notes as the date of this report.  In April 2011, Southridge purchased a total of $200,000 in principal value of promissory notes from the private investor.  All conversions before December 10, 2012, were adjusted to reflect a 1 for 500 reverse split effective that date.  As of December 31, 2012, Southridge has converted $180,515 principal and $55,600 premium into 2,257,052 shares of which 41,493 shares of our common stock that was previously issued as collateral.

On December 12, 2012, the private investor sold $180,769 of a promissory note originally dated December 15, 2009 to ASC Recap.  The terms of the original note remain the same except that the holder may elect at an Event of Default to convert any part or all of the $180,769 into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 18,000,000 shares of our common stock in connection with this transaction.

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 62,727 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through July 31, 2011 for 3% additional premium per month on each note.  In January 2011, Southridge purchased a total of $600,000 in principal value of promissory notes from the private investor.  As of the date of this report, Southridge has fully converted $600,000 principal and $340,099 premium into 768,912 shares of our common stock of which 62,112 shares were collateral shares and 706,800 new shares were issued pursuant to Rule 144.  Although we were in technical default of these two notes, the holder, Southridge elected to convert these notes into common shares.  In connection with these prior extensions through June 30, 2012 and the accrual of the additional premiums through May 31, 2012, a total of $255,647 of additional premium was accrued for the January 2010 notes as of June 30, 2012.

On February 25, 2010, we borrowed $350,000 from a private investor pursuant to a short-term promissory note.  We issued to the investor 35 shares of Series L Convertible Preferred Stock as collateral.  This note had a maturity date of April 30, 2010; however, the investor gave us notice of conversion to the collateral shares on March 31, 2010.  The Note was cancelled upon this conversion.  The 35 shares of Series L Convertible Preferred Stock accrue dividends at an annual rate of 9% and are convertible into an aggregate of 16,587,690 shares of common stock (473,934 shares of common stock for each share of preferred stock).  Pursuant to the Certificate of Designation, Rights and Preferences for the Series L Convertible Preferred Stock, we are obligated to reduce the conversion price and reserve additional shares for conversion if we sold or issued common shares below the price of $.0211 per share (the market price on the date of issuance of the Preferred Stock).  In October 2010, we obtained a waiver from the private investor holding the 35 shares of Series L Convertible Preferred Stock in which the investor agreed to convert no more than the 16,587,690 common shares currently reserved as we do not have sufficient authorized common shares to reserve for further conversions pursuant to the Certificate of Designation, Rights and Preferences.  The investor agreed to a conversion floor price of $.015, which required us to reserve an additional 13,491 common shares.

10-Q Table of Contents

On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 20,000 shares of common stock.  As of the date of this report, the investor holds 20 shares of the Series L Convertible Preferred Stock.

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we were obligated to pay back his principal, $26,400 in premium and issue 6,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our annual meeting to be held on July 12, 2011.  On September 9, 2011, we issued the 6,000 common shares pursuant to Rule 144.  We received an extension of maturity date to December 31, 2012 for this note.  On September 5, 2012, the private investor sold $40,000 principal of the note to SGI Group.  On December 17, 2012, the private investor sold the balance of his note totaling $46,400 ($20,000 principal and $26,400 premium) to WHC Capital LLC.

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

10-Q Table of Contents
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

10-Q Table of Contents
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

10-Q Table of Contents
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

10-Q Table of Contents
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

10-Q Table of Contents

In November 2012, we received $20,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $40,000 and the maturity date of the note is May 31, 2013.  The note provides for a $20,000 original issue discount.  The note provides for a redemption premium of 20% on or before March 27, 2013; 25% on or before June 25, 2013; and 30% after June 25, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 400,000,000 shares of our common stock in connection with this loan.

In December 2012, we received $3,000 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from December 5, 2013 to December 9, 2013.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $3,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In December 2012, we received $20,000 from a private investor pursuant to a short-term promissory note with a maturity date of December 19, 2013.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $20,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In December 2012, we received $12,000 from an unaffiliated third party investor pursuant to a short-term promissory note with a maturity date of June 13, 2013.  The note provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 3 Series P Preferred Stock to the investor as collateral with a total stated value of $15,000.

In December 2012, we received $15,000 from WHC Capital, LLC pursuant to a short-term promissory note with a maturity date of October 6, 2013.  Interest will accrue at 12% per annum until maturity above and beyond the premium.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  The holder may elect at an Event of Default to convert any part or all of the $15,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In January 2013, we received $31,500 from Hanover Holdings I, LLC ("Hanover") pursuant to a short-term promissory note.  The note provides a maturity date of September 3, 2013.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Hanover may elect at an Event of Default to convert any part or all of the $31,500 plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.  We reserved 20,000,000 shares of our common stock in connection with this transaction.

On January 3, 2013, Magna Group, LLC ("Magna") purchased $100,000 principal of a Promissory Note dated December 10, 2009 from a private investor.  A new Convertible Promissory Note was issued to Magna on January 3, 2013 with a maturity date of September 3, 2013.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Magna may elect at an Event of Default to convert any part or all of the $100,000 plus interest into shares of our common stock

10-Q Table of Contents
at an Initial Conversion Price equal to 45% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.  We reserved 50,000,000 shares of our common stock in connection with this transaction.

In January 2013, we received $5,850 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from January 3, 2014 to January 8, 2014.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $5,850 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In January 2013, we received $30,000 from Black Arch Opportunity Fund LP ("Black Arch") pursuant to a short-term promissory note.  The note provides a maturity date of November 9, 2013.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Black Arch may elect at an Event of Default to convert any part or all of the $30,000 plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.

In January 2013, we received $25,000 from Redwood Management LLC ("Redwood") pursuant to a $125,000 short-term promissory note dated January 18, 2013.  The terms of the note provide that the Redwood will pay $25,000 every 30 days from execution of the note until the entire $125,000 is paid in full.  The note provides a maturity date of January 18, 2014.  Interest will accrue at 12% per annum on the aggregate unconverted outstanding principal amount.  Redwood may elect at an Event of Default to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.  We reserved 100,000,000 shares of our common stock in connection with this transaction.

In January 2013, Redwood agreed to purchase five promissory notes held by a private investor totaling $365,688 of which $213,600 in principal and $123,752 in premium; $17,040 is cash redemption premium and $11,296 is interest.  Redwood may elect at an Event of Default to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.  We reserved 60,000,000 shares of our common stock in connection with this transaction.

In January 2013, we received $19,500 from Hanover Holdings I, LLC ("Hanover") pursuant to a short-term promissory note.  The note provides a maturity date of January 23, 2014.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Hanover may elect at an Event of Default to convert any part or all of the $19,500 plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.  We reserved 12,500,000 shares of our common stock in connection with this transaction.

In January 2013, we received $15,000 from WHC Capital, LLC pursuant to a short-term promissory note with a maturity date of January 25, 2014.  Interest will accrue at 12% per annum until maturity above and beyond the premium.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  The holder may elect at an Event of Default to convert any part or all of the $15,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In February 2013, we received $7,000 from a private investor pursuant to a short-term promissory note with a maturity date of February 7, 2014.  The note provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $7,000 Principal Amount of the Note plus accrued

10-Q Table of Contents
interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In February 2013, we received $25,000 from Redwood Management LLC ("Redwood") pursuant to a $125,000 short-term promissory note dated January 18, 2013.  The terms of the note provide that the Redwood will pay $25,000 every 30 days from execution of the note until the entire $125,000 is paid in full.  The note provides a maturity date of January 18, 2014.  Interest will accrue at 12% per annum on the aggregate unconverted outstanding principal amount.  Redwood may elect at an Event of Default to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.

OID (Original Issue Discount) is included in debt discount and amortized ratably to interest expense over the term of the respective notes to which they relate.

Debt to Equity Conversions:
On May 11, 2011, Southridge executed a debt to equity conversion of a $80,000 short-term promissory note dated November 11, 2010 plus accrued interest of $3,174.  We issued Southridge 22,180 common shares pursuant to Rule 144 based on an agreed exchange price of $3.75 per share.  We canceled the $12,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 13, 2011, Southridge executed a debt to equity conversion of a $14,000 short-term promissory note dated December 16, 2010 plus accrued interest of $641.  We issued Southridge 2,928 common shares pursuant to Rule 144 based on an agreed exchange price of $5 per share.  We canceled the $2,100 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 13, 2011, Southridge executed a debt to equity conversion of a $51,000 short-term promissory note dated December 22, 2010 plus accrued interest of $2,269.  We issued Southridge 10,654 common shares pursuant to Rule 144 based on an agreed exchange price of $5per share.  We canceled the $7,650 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 21, 2011, Southridge executed a debt to equity conversion of a $55,000 short-term promissory note dated January 13, 2011 plus accrued interest of $2,278.  We issued Southridge 11,456 common shares pursuant to Rule 144 based on an agreed exchange price of $5 per share.  We canceled the $8,250 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 21, 2011, Southridge executed a debt to equity conversion of a $22,000 short-term promissory note dated January 19, 2011 plus accrued interest of $882.  We issued Southridge 4,576 common shares pursuant to Rule 144 based on an agreed exchange price of $5 per share.  We canceled the $3,300 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On August 24, 2011, Southridge executed a debt to equity conversion of a $80,000 short-term promissory note dated January 28, 2011 plus accrued interest of $3,647.  We issued Southridge 16,729 common shares pursuant to Rule 144 based on an agreed exchange price of $5 per share.  We canceled the $12,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On August 24, 2011, Southridge executed a partial debt to equity conversion of a $80,000 short-term promissory note dated February 7, 2011 in which they converted $20,000 principal plus accrued interest of $868.  We issued Southridge 4,174 common shares pursuant to Rule 144 based on an agreed exchange price of $5 per share.

On September 27, 2011, Southridge executed a final debt to equity conversion of a $80,000 short-term promissory note dated February 7, 2011 in which they converted the remaining $60,000 principal plus accrued interest of $868.  We issued Southridge 16,780 common shares pursuant to Rule 144 based on an agreed conversion price of $3.75 per share.  We canceled the $12,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

10-Q Table of Contents

On September 27, 2011, Southridge executed a debt to equity conversion of a $35,000 short-term promissory note dated February 15, 2011 plus accrued interest of $1,688.  We issued Southridge 9,783 common shares pursuant to Rule 144 based on an agreed conversion price of $3.75 per share.  We canceled the $5,250 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On September 27, 2011, Southridge executed a debt to equity conversion of a $60,000 short-term promissory note dated March 31, 2011 plus accrued interest of $2,315.  We issued Southridge 16,617 common shares pursuant to Rule 144 based on an agreed conversion price of $3.75 per share.  We canceled the $9,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On September 28, 2011, we amended the terms of all debt agreements with Southridge Partners II, LP and agreed to amend the conversion terms of the Notes such that the principal portion of the Notes, plus accrued interest, shall be convertible into shares of our common stock at a conversion price per share equal to the lesser of (a) $3.75 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

On October 13, 2011, Southridge executed a debt to equity conversion of a $100,000 short-term promissory note dated April 14, 2011 plus accrued interest of $3,989.  We issued Southridge 41,596 common shares pursuant to Rule 144 based on an agreed conversion price of $2.50 per share.  We canceled the $15,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On November 3, 2011, Southridge executed a debt to equity conversion of a $65,000 short-term promissory note dated April 26, 2011 plus accrued interest of $2,721.  We issued Southridge 27,088 common shares pursuant to Rule 144 based on an agreed conversion price of $2.50 per share.  We canceled the $9,750 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On November 16, 2011, Southridge executed a debt to equity conversion of a $20,000 short-term promissory note dated May 6, 2011 plus accrued interest of $850.  We issued Southridge 13,452 common shares pursuant to Rule 144 based on an agreed conversion price of $1.55 per share.  We canceled the $3,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On December 15, 2011, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $14,415 principal.  We issued Panache 10,000 common shares pursuant to Rule 144 based on an agreed conversion price of $1.4415 per share.

On January 3, 2012, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $12,896 principal.  We issued Panache 16,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.806 per share.

On January 10, 2012, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $12,896 principal.  We issued Panache 16,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.806 per share.

On January 18, 2012, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $12,710 principal.  We issued Panache 20,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.6355 per share.

On January 27, 2012, Panache executed a debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted the final $7,083 in principal.  We issued Panache 11,424 common shares pursuant to Rule 144 based on an agreed conversion price of $0.612 per share.  We still owe Panache $3,139 in accrued interest associated with this note.

10-Q Table of Contents

On January 23, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $85,000 principal.  We issued Southridge 132,781 common shares with a restrictive legend based on an agreed conversion price of $0.65 per share. The restrictive legend was removed on February 2, 2012 pursuant to Rule 144.

On January 27, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $30,000 principal.  We issued Southridge 48,387 common shares pursuant to Rule 144 based on an agreed conversion price of $0.60 per share.

On February 7, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $18,500 principal and $6,411 interest.  We issued Southridge 48,555 common shares pursuant to Rule 144 based on an agreed conversion price of $0.515 per share.

On February 10, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $16,500 principal and $99 interest.  We issued Southridge 34,544 common shares pursuant to Rule 144 based on an agreed conversion price of $0.48 per share.

On February 17, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $30,000 principal and $3,858 interest.  We issued Southridge 68,475 common shares on February 27, 2012 pursuant to Rule 144 based on an agreed conversion price of $0.495 per share.

On February 23, 2012, Southridge executed a debt to equity conversion of a $7,500 short-term promissory note dated August 23, 2011 in which they converted $7,500 principal and $289 interest.  We issued Southridge 15,091 common shares pursuant to Rule 144 based on an agreed conversion price of $0.515 per share.

On February 28, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 12, 2012 in which they converted $51,000 principal and $3,595 interest.  We issued Southridge 121,456 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.45 per share.

On March 5, 2012, OTC Global Partners executed a debt to equity conversion of a $50,000 short-term promissory note dated August 30, 2011 in which they converted $50,000 principal and $2,027 interest.  We issued OTC Global Partners 145,530 common shares pursuant to Rule 144 based on an agreed conversion price of $0.3575 per share.

On April 13, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 12, 2012 in which they converted $49,000 principal and $1,096 interest.  We issued Southridge 247,387 restricted common shares on April 24, 2012 pursuant to Rule 144 based on an agreed conversion price of $0.205 per share.

On April 13, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 28, 2012 in which they converted $4,000 principal and $4,340 interest.  We issued Southridge 41,184 restricted common shares on April 24, 2012 pursuant to Rule 144 based on an agreed conversion price of $0.205 per share.

On May 1, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,765 principal.  We issued Panache 42,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.2325 per share.

On May 1, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $12,000 principal.  We issued Asher 52,174 common shares pursuant to Rule 144 based on an agreed conversion price of $0.23 per share.

10-Q Table of Contents

On May 2, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $15,000 principal.  We issued Asher 88,235 common shares pursuant to Rule 144 based on an agreed conversion price of $0.17 per share.

On May 10, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $13,000 principal.  We issued Asher 136,842 common shares pursuant to Rule 144 based on an agreed conversion price of $0.095 per share.

On May 10, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $7,440 principal.  We issued Panache 60,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.124 per share.

On May 15, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,330 principal.  We issued Panache 100,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0933 per share.

On May 21, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $18,500 principal.  We issued Asher 205,556 common shares pursuant to Rule 144 based on an agreed conversion price of $0.09 per share.

On May 22, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,330 principal.  We issued Panache 100,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.093 per share.

On May 29, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $12,000 principal.  We issued Asher 133,333 common shares pursuant to Rule 144 based on an agreed conversion price of $0.09 per share.

On May 30, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,330 principal.  We issued Panache 100,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.093 per share.

On June 4, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $8,000 principal and $3,140 in interest.  We issued Asher 171,385 common shares pursuant to Rule 144 based on an agreed conversion price of $0.065 per share.

On June 5, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,920 principal.  We issued Panache 160,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.062 per share.

On June 8, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $12,000 principal.  We issued Asher 171,385 common shares pursuant to Rule 144 based on an agreed conversion price of $0.07 per share.

On June 12, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $14,000 principal.  We issued Asher 200,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.07 per share.

On June 15, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $13,000 principal.  We issued Asher 136,842 common shares pursuant to Rule 144 based on an agreed conversion price of $0.095 per share.

10-Q Table of Contents

On June 20, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $14,000 principal and $2,120 in interest.  We issued Asher 189,647 common shares pursuant to Rule 144 based on an agreed conversion price of $0.085 per share.

On July 17, 2012, Ms. Grable executed a full debt to equity conversion of a $13,000 short-term promissory note in which she converted $13,000 principal and $148 in interest.  We issued Ms. Grable 87,654 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.15 per share.

On July 17, 2012, a private investor executed a partial debt to equity conversion of five of her notes in which she converted $19,583 principal into 200,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0885 per share.

On July 25, 2012, a private investor executed a full debt to equity conversion of a $3,000 short-term promissory note in which she converted $3,000 principal into 20,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.15 per share.

On July 30, 2012, a private investor executed a partial debt to equity conversion of a $10,000 short-term promissory note in which she converted $6,900 principal into 46,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.15 per share.

On August 7, 2012, a private investor sold their December 2011 short-term promissory notes totaling $21,604 in principal and $5,334 in premium to OTC Global Partners.  A new short-term promissory note was issued to OTC Global Partners dated August 7, 2012 with a taking period back to December 7, 2011.  OTC Global Partners may elect at an Event of Default to convert any part or all of the $21,604 Principal Amount of the Note plus accrued premium into shares of our common stock at a conversion price $0.16.

On August 7, 2012, OTC Global Partners executed a partial debt to equity conversion of the $21,604 short-term promissory note in which they converted $21,604 principal and $2,396 in premium.  We issued OTC Global Partners 150,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.16 per share.

On September 5, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 28, 2011 in which they converted $85,582 principal.  We issued Southridge 760,727 common shares pursuant to Rule 144 based on an agreed conversion price of $0.115 per share.

On September 10, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $20,000 principal.  We issued Levin Consulting Group 160,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.125 per share.  On September 21, 2012 we issued Levin Consulting Group an additional 240,000 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On September 10, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $14,885 principal.  We issued Panache 160,054 common shares pursuant to Rule 144 based on an agreed conversion price of $0.093 per share.

On September 11, 2012, Southridge executed a final debt to equity conversion of a $100,000 short-term promissory note dated September 28, 2011 in which they converted $10,418 principal and $3,004 in interest.  We issued Southridge 178,958 common shares pursuant to Rule 144 based on an agreed conversion price of $0.075 per share.

On September 11, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $32,500 principal and $7,036 in interest.  We issued Southridge 527,142 common shares pursuant to Rule 144 based on an agreed conversion price of $0.075 per share.

10-Q Table of Contents

On September 12, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $4,150 principal.  We issued Southridge 55,333 common shares pursuant to Rule 144 based on an agreed conversion price of $0.075 per share.

On September 12, 2012, Panache executed a partial debt to equity conversion of a $40,000 short-term promissory note dated November 21, 2011 in which they converted $23,250 principal.  We issued Panache 250,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.093 per share.

On September 19, 2012, Panache executed a final debt to equity conversion of a $40,000 short-term promissory note dated November 21, 2011 in which they converted $16,750 principal and $3,244 in interest.  We issued Panache 257,983 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0775 per share.

On September 20, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $47,300 principal and $153 in interest.  We issued Southridge 759,255 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0625 per share.

On September 27, 2012, OTC Global Partners executed a partial debt to equity conversion of the $30,000 short-term promissory note in which they converted $18,000 in principal.  We issued OTC Global Partners 360,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.05 per share.

On September 28, 2012, Panache executed a partial debt to equity conversion of a $25,000 short-term promissory note dated February 28, 2012 in which they converted $13,200 principal.  We issued Panache 240,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.055 per share.

On October 1, 2012, Southridge executed a final debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $16,050 principal and $219 in interest.  We issued Southridge 325,384 common shares pursuant to Rule 144 based on an agreed conversion price of $0.05 per share.

On October 1, 2012, Southridge executed a partial debt to equity conversion of a $20,000 short-term promissory note dated November 14, 2011 in which they converted $10,900 principal and $1,398 in interest.  We issued Southridge 245,967 common shares pursuant to Rule 144 based on an agreed conversion price of $0.05 per share.

On October 2, 2012, Southridge executed a final debt to equity conversion of a $20,000 short-term promissory note dated November 14, 2011 in which they converted $9,100 principal and $18 in interest.  We issued Southridge 182,351 common shares pursuant to Rule 144 based on an agreed conversion price of $0.05 per share.

On October 3, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $9,000 principal and $106 in interest.  We issued SGI Group 364,248 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On October 4, 2012, Panache executed a partial debt to equity conversion of a $25,000 short-term promissory note dated February 28, 2012 in which they converted $6,600 principal.  We issued Panache 240,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0275 per share.

On October 10, 2012, FLUX Carbon Starter Fund executed a partial debt to equity conversion of a $38,500 short-term promissory note dated October 4, 2012 in which they converted $15,000 principal.  We issued FLUX Carbon Starter 300,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.05 per share.

On October 11, 2012, OTC Global Partners executed a final debt to equity conversion of the $30,000 short-term promissory note in which they converted $18,000 in principal.  We issued OTC Global Partners 240,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.05 per share.

10-Q Table of Contents

On October 18, 2012, Southridge executed a partial debt to equity conversion of a $17,000 short-term promissory note dated December 19, 2011 in which they converted $15,900 principal and $1,125 in interest.  We issued Southridge 681,010 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On October 23, 2012, Panache executed a final debt to equity conversion of a $25,000 short-term promissory note dated February 28, 2012 in which they converted $5,200 principal and $1,512 in interest.  We issued Panache 244,061 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0275 per share.

On October 24, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $12,200 principal and $214 in interest.  We issued Levin Consulting Group 496,417 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On October 24, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $5,100 principal and $88 in interest.  We issued SGI Group 207,528 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On November 6, 2012, Southridge executed a final debt to equity conversion of a $17,000 short-term promissory note dated December 19, 2011 in which they converted $1,100 principal and $26 in interest.  We issued Southridge 45,043 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On November 6, 2012, Southridge executed a debt to equity conversion of a $30,000 short-term promissory note dated March 19, 2012 in which they converted $30,000 principal and $1,433 in interest.  We issued Southridge 1,257,337 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On November 6, 2012, Southridge executed a partial debt to equity conversion of an $11,000 short-term promissory note dated April 9, 2012 in which they converted $2,750 principal and $475 in interest.  We issued Southridge 128,998 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On November 21, 2012, Southridge executed a final debt to equity conversion of an $11,000 short-term promissory note dated April 9, 2012 in which they converted $8,250 principal and $53 in interest.  We issued Southridge 332,122 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On November 21, 2012, Southridge executed a debt to equity conversion of a $2,500 short-term promissory note dated April 26, 2012 in which they converted $2,500 principal and $111 in interest.  We issued Southridge 1,104,427 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On November 21, 2012, Southridge executed a debt to equity conversion of an $8,000 short-term promissory note dated May 15, 2012 in which they converted $8,000 principal and $321 in interest.  We issued Southridge 332,835 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On December 18, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $10,000 principal and $315 in interest.  We issued Levin Consulting Group 1,085,800 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0095 per share.  On January 10, 2013 we issued Levin Consulting Group an additional 633,383 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On December 18, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $10,000 principal and $315 in interest.  We issued SGI Group 1,085,800 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0095 per share.

10-Q Table of Contents

On December 21, 2012, WHC Capital LLC executed a partial debt to equity conversion of the $46,400 short-term promissory note originally dated December 10, 2010 and purchased on August 20, 2012 from a private investor, in which they converted $9,329 principal.  We issued WHC Capital LLC 982,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0095 per share.

On January 8, 2013, ASC Recap executed a partial debt to equity conversion of the $180,769 balance of a short-term promissory originally dated December 15, 2009 and purchased on December 12, 2012 from a private investor, in which they converted $11,115 principal.  We issued ASC Recap 1,852,500 common shares pursuant to Rule 144 based on an agreed conversion price of $0.006 per share.

On January 8, 2013, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $5,900 principal and $4,400 in interest.  We issued SGI Group 1,716,672 common shares pursuant to Rule 144 based on an agreed conversion price of $0.006 per share.

On January 10, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $10,000 principal.  We issued Magna 1,554,002 common shares pursuant to Rule 144 based on an agreed conversion price of $0.006435 per share.

On January 15, 2013, WHC Capital LLC executed a partial debt to equity conversion of the $46,400 short-term promissory note originally dated December 10, 2010 and purchased on August 20, 2012 from a private investor, in which they converted $5,945 principal.  We issued WHC Capital LLC 1,033,900 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00575 per share.

On January 18, 2013, ASC Recap executed a partial debt to equity conversion of the $180,769 balance of a short-term promissory originally dated December 15, 2009 and purchased on December 12, 2012 from a private investor, in which they converted $11,100 principal.  We issued ASC Recap 1,850,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.006 per share.

On January 18, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $13,600 principal.  We issued Magna 1,766,234 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0077 per share.

On January 23, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $12,500 principal.  We issued Redwood 2,192,982 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0057 per share.

On January 28, 2013, WHC Capital LLC executed a partial debt to equity conversion of the $46,400 short-term promissory note originally dated December 10, 2010 and purchased on August 20, 2012 from a private investor, in which they converted $4,726 in principal and $5,019 in premium.  We issued WHC Capital LLC 1,949,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.005 per share.

On January 28, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $9,900 principal.  We issued Magna 1,766,234 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0055 per share.

On January 28, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which

10-Q Table of Contents
they converted $12,500 principal.  We issued Redwood 2,272,727 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0055 per share.

On February 1, 2013, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $7,000 principal and $248 in interest.  We issued Levin Consulting Group 1,767,771 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0041 per share.

On February 1, 2013, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $2,857 in interest.  We issued SGI Group 696,878 common shares pursuant to Rule 144 based on an agreed conversion price of $0.006 per share.  On February 11, 2013 we issued SGI Group an additional 446,002 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On February 6, 2013, Southridge executed a debt to equity conversion of a $6,672 short-term promissory note dated June 18, 2012 in which they converted $6,672 principal and $338 in interest.  We issued Southridge 2,046,658 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00343 per share.

On February 6, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $6,500 principal.  We issued Magna 4,166,667 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00156 per share.

On February 6, 2013, WHC Capital LLC executed a partial debt to equity conversion of the $46,400 short-term promissory note originally dated December 10, 2010 and purchased on August 20, 2012 from a private investor, in which they converted $5,843 in premium.  We issued WHC Capital LLC 2,050,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00285 per share.

On February 6, 2013, ASC Recap executed a partial debt to equity conversion of the $180,769 balance of a short-term promissory originally dated December 15, 2009 and purchased on December 12, 2012 from a private investor, in which they converted $5,375 principal.  We issued ASC Recap 1,628,788 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0033 per share.

On February 6, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $3,500 principal.  We issued Redwood 2,121,212 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00165 per share.

On February 12, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $5,000 principal.  We issued Redwood 3,030,303 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00165 per share.

On February 12, 2013, Southridge executed a partial debt to equity conversion of a $25,000 short-term promissory note dated August 2, 2012 in which they converted $7,475 principal and $1,058 in interest.  We issued Southridge 4,162,212 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00205 per share.

On February 14, 2013, Southridge executed a partial debt to equity conversion of a $25,000 short-term promissory note dated August 2, 2012 in which they converted $2,185 principal and $11 in interest.  We issued Southridge 1,626,636 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00135 per share.

All debt conversions were consummated at the contractual terms agreed upon for each loan.  Accordingly, there was no gain/loss on conversions.

10-Q Table of Contents

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 110,728 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to May 18, 2012, Southridge issued notices of conversion to settle $700,000 in principal plus accrued premiums totaling $395,699 into 810,406 shares of our common stock, of which 103,606 shares were collateral shares and 706,800 new shares were issued pursuant to Rule 144.

As of the date of this report, we owe a total of $1,864,288 of short term debt of which $1,177,586 is principal, $634,902 is accrued premium and $51,801 is accrued interest.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $2,693,284 principal, $416,651 in premium, and $78,268 in interest has been converted into 61,640,400 shares of our common stock of which 103,606 shares were collateral shares and 61,536,794 new shares were issued pursuant to Rule 144.  Out of the original 103,606 shares of common stock held as collateral, a balance of 7,122 shares remains on the $85,985 principal of the remaining notes.

There can be no assurances that we will be able to pay our short-term loans when due.  If we default on any or all of the notes due to the lack of new funding, the holders could exercise their right to sell the remaining 103,606 collateral shares and could take legal action to collect the amount due which could materially adversely affect IDSI and the value of our stock.

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

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received $258,000 after deductions of $30,000 for a 10% Finder's Fee and $12,000 for an Origination Fee.  The second tranche of $100,000 closed on May 20, 2011, and we received $93,000 after deduction of $7,000 for a 7% Finder's Fee.  A partial closing on the third tranche of $35,000 closed on October 7, 2011 and we received $32,250 after deduction of $2,750 for a 7% Finder's Fee.  A partial closing on the third tranche of $25,000 closed on February 8, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder's Fee, which is $1,750.  A partial closing on the third tranche of $25,000 closed on February 29, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder's Fee, which is $1,750.  A final closing on the third tranche of $15,000 closed on April 4, 2012 and we received $15,000.  In connection with this final third tranche we will pay a 7% Finder's Fee, which is $1,050.  A partial closing on the fourth tranche of $10,000 closed on October 3, 2012 and we received $10,000.  In connection

10-Q Table of Contents
with this partial fourth tranche we will pay a 7% Finder's Fee, which is $700.  Although we are not being funded based on the on achievement of milestones relating to the Registration Statement, we continue to draw funds from the Promissory Note from time to time based on the lender's ability to fund us.  For the remaining three tranches, we are obligated to pay a Finder's Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of the date of this report, $1,290,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $258,000 to terminate the agreement.

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

10-Q Table of Contents
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

On August 24, 2011, JMJ executed a debt to equity conversion of $36,015 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 7,000 common shares pursuant to Rule 144 based on a conversion price of $5.15 per share.

On August 31, 2011, JMJ executed a debt to equity conversion of $41,160 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 8,000 common shares pursuant to Rule 144 based on a conversion price of $5.15 per share.

On September 15, 2011, JMJ executed a debt to equity conversion of $37,597 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 8,200 common shares pursuant to Rule 144 based on a conversion price of $4.59 per share.

On September 28, 2011, JMJ executed a debt to equity conversion of $40,950 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 10,000 common shares pursuant to Rule 144 based on a conversion price of $4.10 per share.

On October 12, 2011, JMJ executed a debt to equity conversion of $36,750 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 10,000 common shares pursuant to Rule 144 based on a conversion price of $3.68 per share.

On December 15, 2011, JMJ executed a debt to equity conversion of $63,840 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 40,000 common shares pursuant to Rule 144 based on a conversion price of $1.60 per share.

On January 24, 2012, JMJ executed a debt to equity conversion totaling $44,100 of which $43,688 was principal and $412 was consideration for the first tranche of $300,000, which we closed on February 24, 2011.  We issued JMJ 60,000 common shares pursuant to Rule 144 based on a conversion price of $0.74 per share.

On February 9, 2012, JMJ executed a debt to equity conversion totaling $44,100 of which $37,088 was consideration and $7,012 was interest for the first tranche of $300,000, which we closed on February 24, 2011.  We issued JMJ 70,000 common shares pursuant to Rule 144 based on a conversion price of $0.63 per share.

On February 29, 2012, JMJ executed a debt to equity conversion totaling $39,550 of which $19,988 was interest for the first tranche of $300,000, which we closed on February 24, 2011 and $19,562 was principal for the second tranche of $100,000, which we closed on May 20, 2011.  We issued JMJ 100,000 common shares pursuant to Rule 144 based on a conversion price of $0.40 per share.

On April 24, 2012, JMJ executed a debt to equity conversion of $29,120 in principal of the second tranche of $100,000 which we closed on May 20, 2012.  We issued JMJ 104,000 common shares pursuant to Rule 144 based on a conversion price of $0.28 per share.

On May 9, 2012, JMJ executed a debt to equity conversion of $28,980 in principal of the second tranche of $100,000 which we closed on May 20, 2012.  We issued JMJ 138,000 common shares pursuant to Rule 144 based on a conversion price of $0.21 per share.

10-Q Table of Contents

On May 14, 2012, JMJ executed a debt to equity conversion of $4,389 in principal of the second tranche of $100,000 which we closed on May 20, 2011.  We issued JMJ 38,000 common shares pursuant to Rule 144 based on a conversion price of $0.12 per share.

On May 24, 2012, JMJ executed a debt to equity conversion of $22,260 in principal of the second tranche of $100,000 which we closed on May 20, 2011.  We issued JMJ 212,000 common shares pursuant to Rule 144 based on a conversion price of $0.11 per share.

On May 31, 2012, JMJ executed a debt to equity conversion of $2,940 in principal of the second tranche of $100,000 which we closed on May 20, 2011.  We issued JMJ 28,000 common shares pursuant to Rule based on a conversion price of $0.11 per share.

On June 6, 2012, JMJ executed a debt to equity conversion totaling $19,551 of which $14,249 was interest for the second tranche of $100,000, which we closed on May 20, 2011 and $5,302 was principal for the third tranche of $35,000, which we closed on October 7, 2011.  We issued JMJ 210,000 common shares pursuant to Rule 144 based on a conversion price of $0.093 per share.

On September 7, 2012, JMJ executed a debt to equity conversion of $19,572 in principal of the third tranche of $35,000, which we closed on October 7, 2011.  We issued JMJ 240,000 common shares pursuant to Rule 144 based on a conversion price of $0.082 per share.

On October 3, 2012, JMJ executed a debt to equity conversion totaling $42,000 of which $14,501 was principal and $3,150 was interest for the third tranche of $35,000, which we closed on October 7, 2011; and $24,349 was principal of the fourth tranche of $25,000, which we closed on February 8, 2012.  We issued JMJ 600,000 common shares pursuant to Rule 144 based on a conversion price of $0.07 per share.

On October 24, 2012, JMJ executed a debt to equity conversion totaling $10,500 of which $3,776 was principal and $2,250 was interest for the fourth tranche of $25,000, which we closed on February 8, 2012; and $4,474 was principal of the fifth tranche of $25,000, which we closed on February 29, 2012.  We issued JMJ 300,000 common shares pursuant to Rule 144 based on a conversion price of $0.035 per share.

On January 16, 2013, JMJ executed a debt to equity conversion of $7,455 in principal of the fifth tranche of $25,000, which we closed on February 29, 2012.  We issued JMJ 895,000 common shares pursuant to Rule 144 based on a conversion price of $0.00833 per share.

On January 29, 2013, JMJ executed a debt to equity conversion of $6,334 in principal of the fifth tranche of $25,000, which we closed on February 29, 2012.  We issued JMJ 890,000 common shares pursuant to Rule 144 based on a conversion price of $0.007117 per share.

On February 11, 2013, JMJ executed a debt to equity conversion of $10,083 in principal of the fifth tranche of $25,000, which we closed on February 29, 2012.  We issued JMJ 2,900,000 common shares pursuant to Rule 144 based on a conversion price of $0.003477 per share.

All debt conversions were consummated at the contractual terms agreed upon for each loan.  Accordingly, there was no gain/loss on conversions.

As of the date of this report, we owe a total of $32,279 in long-term debt.  Of the $32,279 we owe a total of $25,000 in principal, $3,000 is consideration on the principal and $4,279 is interest.

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

Item 1A.    Risk Factors.

Our Annual Report on Form 10-K for the year ended June 30, 2012, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing IDSI.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  During our second quarter ended December 31, 2012, there were no material changes in risk factors as previously disclosed in our Form 10-K filed on October 15, 2012.

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

The FDA automatically classifies new technologies in Class III when limited safety information is available and no predicate device is available.  It allows for multiple clinical studies to be conducted to collect the necessary data to obtain safety and clinical information to be used for future FDA submissions.  At the time that we were developing the CTLM® system and considering marketing clearance there was not enough data on laser based technologies nor were there approved other new medical devices dedicated to breast imaging other than the traditional x-ray technology.  As a result, the FDA recommended that we seek a PMA application.

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

In September 2008, we were advised that we did not have sufficient cancer cases to finish the clinical study required for the PMA statistical analysis to be processed by our independent biostatistician.  The clinical study participants were not from a pre-selected patient population.  Therefore, we did not know whether the patients had cancer or did not have cancer before they participated in the clinical study.

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

10-Q Table of Contents
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

10-Q Table of Contents
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

On August 2, 2011, we received official notification from the FDA that the review of our Section 510(k) premarket notification application had been completed and that the FDA determined that the device, (CTLM®), is not substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976, the enactment date of the Medical Device Amendments, or to any device which has been reclassified into Class I (General Controls) or Class II (Special Controls), or to another device found to be substantially equivalent through the Section 510(k) process.  This decision to deny our application was based on the fact that the FDA was not aware of a legally marketed preamendments device labeled or promoted for using "Diffuse Optical Tomography" (DOT) to image the optical attenuation properties of breast tissue in order to aid the diagnosis of cancer, other conditions, diseases, or abnormalities.  Therefore, this device was classified by statute into class III (Premarket Approval), under Section 513(t) of the Federal Food, Drug, and Cosmetic Act (the "Act").  All FDA determined Class III devices must fall under Section 515(a)(2) of the Act (which) requires a class III device to have an approved application (PMA) before it can be legally marketed.

The determination by the FDA that our CTLM® imaging technology will now be recognized as a DOT device and that there are no other DOT devices known to the FDA, presents us with a unique technological opportunity. Essentially, IDSI could be the first medical imaging company to file a PMA application for a Diffuse Optical Tomography breast imaging device.  Since the FDA has identified CTLM® as a class III device, a formal clinical study will be required to obtain PMA approval.  While we have begun the PMA process and plan to use clinical studies previously collected, if permitted to do so by the FDA, no meaningful progress can be made in this process until we obtain the substantial financing required to cover the costs for any additional new studies that we may need; the cost of a clinical research organization (CRO) to manage the process; the cost of a biostatistician to prepare the statistical report; FDA filing fees; and other costs associated with the PMA process.  We believe that we will need at least $1.2 million for this process.  A timeline cannot be established until funding is secured.  Once funding is secured we plan to collect any additional case studies we may need from our clinical sites.  The number of additional cases needed, will be provided by our biostatistician in consultation with the FDA.

10-Q Table of Contents

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

10-Q Table of Contents
device companies to consider all other market approval pathways before deciding on to pursue a De Novo reclassification."

Prepared by Benjamin Hunting, Cindy Nolte, and Helen Mayfield
 MDCI Blogging Team"

Understanding that the above statements were a fair representation of the regulatory industry's general feelings towards the FDA De Novo process, management decided to accept and heed the FDA's letter (received on August 2, 2011) detailing their decision of CTLM® being "not substantially equivalent" and furthermore, accepting their recommendation that CTLM® is a class III device that would require a PMA submission.  Other considerations such as comparing time frames between De Novo and the PMA process were taken into account.  The average De Novo application took 482 days to be reviewed compared to the average PMA review of 284 days.  In addition, upon further review, both the De Novo and PMA process require virtually identical clinical safety and efficacy data; therefore, the PMA path was chosen.  Management has identified potential FDA regulatory consultants who can guide us through the complete PMA application process and is presently in contract negotiations with several prospective consulting firms. We will not be able to engage the services of an FDA consulting firm or a biostatistician until we have a commitment for funding.  There can be no assurance that we will obtain this funding.

Progress toward re-submitting a PMA application during Fiscal Year 2012 and the seven months of Fiscal Year 2013 was significantly delayed and then eventually halted simply due to lack of funding to hire the necessary FDA consultants required to assist in the process.  Our employees had reached their level of FDA expertise related to preparing the "ground work" for a PMA application submission and could not proceed any further without the expert assistance of FDA consultants.

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

10-Q Table of Contents
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

The procedural and substantive differences in the FDA marketing clearance process between a 510(k) application and a PMA application are in the costs associated with the applications and the duration of the review process.  The 510(k) filing fee for small business is $2,480, and the fees of the FDA regulatory consultant assisting with the submission and pre-submission review process were approximately $55,000.  The PMA filing fee for a small business is $62,000. We estimate that the fees of the FDA regulatory consultants assisting with the PMA submission and the completion of the data collection phase will be approximately $1,000,000.

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

10-Q Table of Contents

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

In fiscal 2010, fiscal 2011, fiscal 2012 and thus far in fiscal 2013, we have used the proceeds from short-term loans, long-term loans and proceeds from our Southridge Private Equity Credit Agreement for working capital.  Going forward we intend to use the proceeds from the sale of convertible debentures, convertible preferred shares, convertible promissory notes, and/or alternative financing facilities as our sources of working capital.  It is unlikely that we will be able to use our Private Equity Agreement with Southridge or any successor private equity agreements due to the high costs of preparing and filing an S-1 registration statement and the limitation on how many shares can be registered to stay within the window to be deemed a secondary offering.  There can be no assurance that the equity credit financing will continue to be available on acceptable terms.  Substantial additional financing will be required before and after receipt of FDA marketing clearance, assuming it is received, as to which there can be no assurance.  See Item 5.  "Financing/Equity Line of Credit."

10-Q Table of Contents

Clinical Collaboration Sites Update

CTLM® Systems were installed and patients were scanned under clinical collaboration agreements at the following sites:

1)	Humboldt University of Berlin, Charité Hospital, Berlin, Germany
2)	The Comprehensive Cancer Centre, Gliwice, Poland
3)	Catholic University Hospital, Rome, Italy
4)	MeDoc HealthCare Center, Budapest, Hungary
5)	Tianjin Medical University's Cancer Institute and Hospital, Tianjin, China

Due to lack of funding, we have been unable to support these clinical sites resulting in a temporary halt to clinical research at several of these sites.  We expect to resume supporting their research if and when we have funds available to allocate to this program.

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

We have temporarily discontinued discussions with other hospitals and clinics wishing to participate in our clinical collaboration program and plan to resume discussions if we secure the necessary funding to continue the program. We have been commercializing the CTLM® in many global markets and we previously announced our plans to set up this network to foster research and to promote the technology in local markets.  We will continue to support similar programs outside of the United States if and when we are able to allocate funds for these programs.  These investments have the potential to accelerate CTLM® market acceptance while providing valuable clinical experiences.

10-Q Table of Contents
International Distributors - Global Commercialization

The following table details the regulatory requirement and status of each country in which we have sold or marketed the CTLM®.

Country	Sold	Marketed	Regulatory Requirement	Regulatory Status
United States	No	No	Food & Drug Administration	Preparing for PMA Submission
Argentina	Yes	Yes	ANVISA	Expired(1)
Australia	No	Yes	TGA Approval	Canceled, Distributor Will Re-Submit(8)
Austria	No	Yes	CE Mark	Approved
Brazil	No	Yes	ANVISA	Expired(2)
Canada	No	Yes	Health Canada Approval	Approved
China	Yes	Yes	SFDA Approval	Approved
Croatia	No	Yes	CIHI(4)	Not Submitted Yet
Colombia	No	Yes	Register with MOH(3)	Not Submitted Yet
Curacao	No	Yes	MOH	Submitted by distributor-No Status(14)
Czech Republic	Yes	Yes	CE Mark	Approved
Egypt	No	Yes	CE Mark & Egypt MOH	Not Submitted Yet
Germany	No	Yes	CE Mark	Approved
Hong Kong	No	Yes	CE/SFDA	Not Submitted Yet
Hungary	Yes	Yes	CE Mark	Approved
India	Yes	Yes	CE Mark & BIS Certification	Not Required(9)
Indonesia	Yes	Yes	DirJen POM	Pending(12)
Israel	No	Yes	Import License	Approved
Italy	Yes	Yes	CE Mark	Approved
Jordan	No	Yes	JFDA(6)	Not Submitted Yet
Kazakhstan	No	Yes	Registration Cert. & GOSTR Cert.	Not Submitted Yet
Kuwait	No	Yes	MOH	Pending (15)
Macedonia	No	Yes	CE Mark	Not Submitted Yet
Malaysia	Yes	Yes	BPFK	Not Required(10)
Mexico	Yes	Yes	MOH - COFERPRIS	Pending(11)
Montenegro	No	Yes	MOH	Not Submitted Yet
New Zealand	No	Yes	CE Mark	Not Submitted Yet
Oman	No	Yes	MOH	Not Submitted Yet
Philippines	No	Yes	BHDT(7)	Not Submitted Yet
Poland	Yes	Yes	CE Mark	Approved
Romania	Yes	Yes	CE Mark	Approved
Russia	No	Yes	ROSZDRAVNADZOR	Pending(13)
Saudi Arabia	No	Yes	CE Mark & MOH	Not Submitted Yet
Serbia	No	Yes	CE Mark	Approved
Slovenia	No	Yes	CE Mark	Approved
South Africa	No	Yes	CE Mark & DOH(4)	Not Submitted Yet
Turkey	Yes	Yes	CE Mark	Approved
Ukraine	No	Yes	CE Mark	Not Submitted Yet
United Arab Emirates	Yes	Yes	UAE/MOH	Approved
Vietnam	No	Yes	MOH	Not Submitted Yet

10-Q Table of Contents
(1)            Will be renewed upon appointment of new distributor.
(2)	Distributor will renew ANVISA.
(3)	MOH - Ministry of Health
(4)	DOH - Department of Health
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
(13) Our distributor, National Diagnostic Service and Management LLC (National) of Novi, Michigan, through its affiliate Phoenix Med of Moscow, Russia, has submitted an application to the Ministry of Health which is currently pending. The distributor has defaulted on its obligations stipulated in their distributor agreement and agreed to transfer the distributor agreement to their Moscow based affiliate.  We are in the process of signing a new distributor agreement using the same or similar terms and conditions of the agreement with National. The new distributor would take over and continue the registration process with the Ministry of Health.
(14) Our distributor, Medical Care Systems, CA, filed an application with the Curacao Ministry of Health for a Women's Imaging Center in Curacao.  The distributor defaulted on its obligations stipulated in their distributor agreement and we allowed the distributor agreement to expire.
(15) Our distributor, Mareen Group Co., filed with the Ministry of Health in Kuwait and is awaiting final approval.

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

In March 2009, we announced that we had redefined our marketing strategy and launched a new campaign focusing on the international market.  Because of our disappointment with the performance of many of our previous distributors, we have terminated their distribution agreements for non-performance or allowed their agreements to expire.  In April 2009, we were pleased to announce that we renewed our distribution agreement with EDO MED Sp. Z.o.o. as our exclusive distributor in Poland.  EDO MED will continue to market and provide technical service support for the CTLM® throughout Poland, as well as to assist with and promote the ongoing research efforts utilizing CTLM® technology at the Comprehensive Cancer Centre in Gliwice, Poland and other institutes and research centers.  As of the date of this report, EDO MED's distribution agreement has expired and we have not had negotiations to renew.  The Clinical Collaboration program at the Comprehensive Cancer Centre, Maria Sklodowska-Curie Memorial Institute, in Gliwice has been temporarily discontinued due to our inability to fund the program.

10-Q Table of Contents

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

Additionally, we are negotiating with distributors in Egypt, Jordan, Saudi Arabia, India, Iraq, Lebanon, Turkey, Austria, and Belgrade.  In April 2009, we signed a non-exclusive agreement with Neomedica d.o.o. Beograd to market the CTLM® system to the private and public sectors of Slovenia, Croatia, Serbia, Montenegro, and Macedonia.  In October 2008, we announced that our distributor, Laszlo Meszaros of Kardia Hungary Kft. purchased the first CTLM® system for Budapest, Hungary.  The CTLM® system has been installed at the new MeDoc HealthCare Center ("MDHC") located in Budapest, in collaboration with Dr. Maria Gergely, Chief Radiologist of Uzsoki Hospital.

10-Q Table of Contents

Our distributor, The Oyamo Group ("Oyamo") placed an order for the first CTLM® system for Israel in October 2008.  Oyamo obtained the import license from The Israeli Ministry of Health for the CTLM® system and the system was installed in November 2010 at Sheba Medical Center at Tel Hashomer, which is outside of Tel Aviv.  Oyamo advised that the hospital was unable to conduct clinical studies due to lack of available time on the part of the principal investigator.  Although Oyamo is in technical default of their distributor agreement, they are seeking a new hospital for a clinical site for the CTLM®.

In December 2008, we announced that a new study evaluating the CTLM system as an adjunct to mammography was featured in the December 2008 issue of Academic Radiology.  Alexander Poellinger, M.D., a radiologist at Charite Hospital in Berlin. Germany, authored "Near-infrared Laser Computed Tomography of the Breast: A Clinical Experience" along with colleagues at Charite and IDSI's Director of Advanced Development as co-author.  Their work demonstrated an increase in accuracy of diagnosing malignant and benign breast lesions in patients who were examined with mammography and CTLM adjunctively compared to mammography alone.  Dr. Poellinger's clinical paper was distributed to doctors and distributors visiting our booth at the European Congress of Radiology in March 2009.

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

In November 2010, we exhibited our CTLM® system at the 96th RSNA show in Chicago, IL from November 28th to December 2nd.

In December 2010, we announced that we received a deposit for two CTLM® systems from our distributor, Jainsons Pty Ltd for India and Indonesia.  The first CTLM® system was installed at a private imaging center in Ahmedabad, India on December 11, 2010.  Jainsons was in default of their contract obligations and their distribution agreement was terminated on March 8, 2012.  Jainsons refused to make the scheduled payments for a system in India and the account has been placed with an outside collection agency.

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

In February 2011, we announced that we completed installation and applications training of a CTLM® system at the Hang Lekiu Medical Center in Jakarta, Indonesia.  This was the second CTLM® system installed to complete the order from our distributor, Jainsons Pty Ltd, received in December 2010.  Jainsons was in default of their contract obligations and their distribution agreement was terminated on March 8, 2012.  After making the August 2011 and September 2011 scheduled payments, Jainsons refused to make any of the remaining scheduled payments for a system in Indonesia.  The account has been placed with an outside collection agency.

On April 26, 2011, we announced that we have signed an exclusive distribution agreement with Kepter Internacional ("Kepter") of Monterrey, Mexico to promote our CTLM® systems throughout Mexico.  Kepter is headquartered in Monterrey, Mexico with operations in Central and South America.  The company represents innovative technologies nationally and internationally providing solutions for various aspects of the healthcare industry and infectious

10-Q Table of Contents
control.  Kepter's strategy is to offer environmental friendly and cost effective alternatives to conventional operations in the healthcare and commercial construction industry.  Currently, Kepter's representatives are working closely with the Mexican Health Ministry to gain national acceptance for the CTLM® system; however, there can be no assurance that this acceptance will be obtained.  Kepter International has formed a new company named "Sistemas de Diagnostico e Imagenologia de Mexico S.A. de C.V." to market the CTLM® in Mexico.  We have completed the sale and installation of a CTLM® system in Monterrey, Mexico and the distributor has advised us that they are working on the sale of a second system but no timeline has been given for this sale.

In July 2011, we announced that we signed an exclusive distribution agreement with National Diagnostic Service and Management LLC ("NDSM") of Novi, Michigan and its affiliate Phoenix Med of Moscow, Russia to promote our CTLM® systems throughout Russia.  NDSM and its partners distribute medical diagnostic and medical laser equipment and service support throughout Russia.  As an independent distributor with over 15 years of experience within the Russian medical market and employing only product certified engineers, NDSM and Phoenix Med have a long established reputation within the women's health medical community.  NDSM has initiated the medical device registration process required to import medical equipment into Russia.  The distributor has defaulted on its obligations stipulated in their distributor agreement and agreed to transfer the distributor agreement to their Moscow based affiliate  We are in the process of signing a new distributor agreement their affiliate using the same terms and conditions of the agreement with National. The new distributor would take over and continue the registration process with the Ministry of Health.

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

In December 2011, we announced that we signed an exclusive distribution agreement with ID Matrix Systems to market and sell our CTLM® systems to private and government hospitals and private imaging centers throughout China and Hong Kong.  The agreement stipulates that ID Matrix must purchase a minimum of 15 CTLM® systems within the first year of the contract along with a 50% deposit with each order to remain our exclusive distributor for the territories.  ID Matrix is in technical default of its distributor agreement.

10-Q Table of Contents

In December 2011, we received an order for one CTLM® system with a deposit of $50,000 from our exclusive distributor, ID Matrix, which was initially scheduled to ship to China during the first week of January 2012.  The distributor was not ready to take delivery so we will wait for their instructions for delivery.  As of the date of this report we have not received any indication from the distributor that their customer is ready to receive and install the CTLM® system in their territory.  We have no timeframe for delivery or if this sale will ever be completed.

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

In February 2012, we issued a press release titled, "Imaging Diagnostic Remains Committed to "DOT" & Shareholders" in which Linda Grable, Chairman and CEO of IDSI commented that: "After years of developing a truly unique and non-invasive breast imaging technology, we are pleased to be recognized as 'Diffuse Optical Tomography.' In addition, as possibly the first DOT breast imaging modality to seek FDA approval, we are completely dedicated to meeting all of the FDA requirements as quickly as possible.  Dr. S. Ponder, Director of Advanced Development for IDSI states that: "We continue to be encouraged by our clinical study results. Especially, when dealing with heterogeneous and extremely dense breasts. We have been able to demonstrate that CTLM® increases detection sensitivity especially in Extremely Dense Breast (BIRADS classification), when compared to x-ray based mammography."
On May 14, 2012, we signed a distribution agreement with Shimadzu Medical to market the CTLM® in Australia, New Zealand and the Pacific Islands.  Shimadzu Medical Systems (Oceania) Pty Ltd is an Australasian subsidiary of Shimadzu Corporation, Kyoto, Japan.  Shimadzu is working towards resubmitting the required information for Therapeutic Goods Administration (TGA). TGA is Australia's regulatory agency for medical drugs and devices.

In May 2012, we announced the signing of a distribution agreement with Mareen Group Co., to market and sell its Computed Tomography Laser Mammography (CTLM(R)) System in Kuwait. Mareen Group Co., is a Medical & Pharmaceutical distribution company well established and based in Kuwait. They have been in operation since 1998, proudly providing various medical and healthcare institutions within Kuwait and the surrounding areas with advanced medical equipment and pharmaceuticals from across the globe. The philosophy of Mareen Group has always been to build close ties with their customers by supporting their every need with prompt professional service and support.

In July 2012, we announced the signing of a distribution agreement with Mareen Group Co., to market and sell its Computed Tomography Laser Mammography (CTLM®) System in Jordan.

In September 2012, we announced the installation of the first CTLM® system in Monterrey, Mexico at Centro Medico Ave through our exclusive distributor Sistemas de Diagnostico e Imagenologia de Mexico S.A. de C.V. Centro Medico Ave is a comprehensive state of the art medical center that offers first class facilities along with the finest and most distinguished physicians who are dedicated to diagnosing, treating and rehabilitating health. Its ongoing objective is to achieve excellence in every aspect of patient care.

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

10-Q Table of Contents
Ovidius T. Lebada, CEO of Lebada USA, Inc., states, "The recent shipment to Euromedica Hospital is just one of several CTLM® systems planned for the Romanian market.

In December 2012, we announced that Clinical Imaging, a leading US based radiologist peer review journal, has reviewed and accepted a paper that evaluates the results of CTLM® and mammography when imaging dense breasts. Clinical Imaging provides widespread coverage of innovative technology, new applications, and important issues concerning all diagnostic imaging techniques. The paper's author, Dr. Jin Qi remarks, "Our data indicated that the imaging of CTLM® was least affected by tissue density in breasts and provides information about angiogenesis in breast lesions, especially in malignant lesions, when used as an adjunct to mammography in heterogeneously dense breasts and extremely dense breasts, sensitivity increased significantly."

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

On October 30, 2012, the Board approved a 1-for-500 reverse stock split of our issued and outstanding shares of Common Stock (the "Reverse Stock Split") and recommended to the majority voting stockholder that she approve the Reverse Stock Split.  On October 30, 2012, the majority voting stockholder approved the Reverse Stock Split by written consent in lieu of a meeting, in accordance with Florida law.  Accordingly, shareholder consent was not required and was not solicited in connection with the approval of the Reverse Stock Split.  The 1 for 500 reverse stock split became effective on December 10, 2012.

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
From November 2000 to April 2001, Charlton converted 445 shares of Series K convertible preferred stock into 11,200 common shares and we redeemed 50 Series K shares for $550,000 using proceeds from the Charlton private equity line.  Spinneret converted 5 Series K shares for $63,996.  All Series K convertible preferred stock has been converted or redeemed and there are no convertible preferred shares outstanding.

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

From the date of our first put notice, January 25, 2001 to our last put notice, February 11, 2004, under our Third Private Equity Credit Agreement, we drew a total of $20,506,000 and issued 98,624 shares to Charlton.  As each of the obligations under these prior agreements was satisfied, the agreements were terminated.  The Third Private Equity Agreement was terminated on March 4, 2004 upon the effectiveness of our first Registration Statement for the Fourth Private Equity Credit Agreement.

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

We made sales under the Fourth Private Equity Credit Agreement from time to time in order to raise working capital on an "as needed" basis.  Under the Fourth Private Equity Credit Agreement we drew down $14,198,541 and issued 133,317 shares of common stock.  We terminated use of the Fourth Private Equity Credit Agreement and instead began to rely on the Fifth Private Equity Credit Agreement (described below) upon the April 26, 2006, effectiveness of our S-1 Registration Statement filed March 23, 2006.

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

We made sales under the Fifth Private Equity Credit Agreement from time to time in order to raise working capital on an "as needed" basis.  Prior to the expiration of the Fifth Private Equity Credit Agreement on March 21, 2008, we drew down $5,967,717 and issued 165,412 shares of common stock.

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

Under the Sixth Private Equity Credit Agreement we have drawn down $2,042,392 and issued 454,000 shares of common stock.  On November 23, 2009, we terminated our Sixth Private Equity Credit Agreement in connection with the execution of our Private Equity Credit Agreement with Southridge, which was amended on January 7, 2010.

As of the date of this report, since January 2001, we have drawn an aggregate of $42,714,650 in gross proceeds from our equity credit lines with Charlton and have issued 851,352 shares as a result of those draws.

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

As of the date of this report, we have drawn down $2,000,000 and issued 142,489 shares of common stock under the Private Equity Credit Agreement with Southridge, all pursuant to the Registration Statement declared effective in May 2010.

On December 21, 2010, we filed a new Registration Statement on Form S-1 covering 35,487,756 shares to be issued pursuant to the Southridge Private Equity Agreement.  This Registration Statement, as amended, has not yet been declared effective.  As of the date of this report, since January 2001, we have drawn an aggregate of $44,714,650 in gross proceeds from our equity credit lines with Charlton and Southridge and have issued 993,841 shares as a result of those draws.

Short-Term Loans

In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  $30,000 principal on one of the notes was sold to OTC Global Partners in September 2012.  As of the date of this report, we have repaid an aggregate principal and premium in the amount of $148,500 on these short-term notes and owe a balance of $196,300 of which $70,000 is the principal remaining.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through June 30, 2012 for 3% additional premium per month.  However, as of the date of this report, we are accruing this 3% additional premium per month but have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with all of the extensions, a total of $89,800 of additional premium was accrued as of the date of this report.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 48,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through June 30, 2012 for 3% additional premium per month on each note.  We have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with these extensions a total of $284,420 of additional premium was accrued for the December 2009 notes as the date of this report.  In April 2011, Southridge purchased a total of $200,000 in principal value of promissory notes from the private investor.  All conversions before December 10, 2012, were adjusted to reflect a 1 for 500 reverse split effective that date.  As of December 31, 2012, Southridge has converted $180,515 principal and $55,600 premium into 2,257,052 shares of which 41,493 shares of our common stock that was previously issued as collateral.

10-Q Table of Contents

On December 12, 2012, the private investor sold $180,769 of a promissory note originally dated December 15, 2009 to ASC Recap.  The terms of the original note remain the same except that the holder may elect at an Event of Default to convert any part or all of the $180,769 into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 18,000,000 shares of our common stock in connection with this transaction.

On January 8, 2010, we borrowed a total of $600,000 from a private investor pursuant to two short-term promissory notes.  These notes were payable April 6, 2010 in the amount of principal plus 15% premium, so that the total amount due was $690,000.  In addition, we issued to the investor 62,727 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes. The original due date of April 6, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through July 31, 2011 for 3% additional premium per month on each note.  In January 2011, Southridge purchased a total of $600,000 in principal value of promissory notes from the private investor.  As of the date of this report, Southridge has fully converted $600,000 principal and $340,099 premium into 768,912 shares of our common stock of which 62,112 shares were collateral shares and 706,800 new shares were issued pursuant to Rule 144.  Although we were in technical default of these two

10-Q Table of Contents
notes, the holder, Southridge elected to convert these notes into common shares.  In connection with these prior extensions through June 30, 2012 and the accrual of the additional premiums through May 31, 2012, a total of $255,647 of additional premium was accrued for the January 2010 notes as of June 30, 2012.

On February 25, 2010, we borrowed $350,000 from a private investor pursuant to a short-term promissory note.  We issued to the investor 35 shares of Series L Convertible Preferred Stock as collateral.  This note had a maturity date of April 30, 2010; however, the investor gave us notice of conversion to the collateral shares on March 31, 2010.  The Note was cancelled upon this conversion.  The 35 shares of Series L Convertible Preferred Stock accrue dividends at an annual rate of 9% and are convertible into an aggregate of 16,587,690 shares of common stock (473,934 shares of common stock for each share of preferred stock).  Pursuant to the Certificate of Designation, Rights and Preferences for the Series L Convertible Preferred Stock, we are obligated to reduce the conversion price and reserve additional shares for conversion if we sold or issued common shares below the price of $.0211 per share (the market price on the date of issuance of the Preferred Stock).  In October 2010, we obtained a waiver from the private investor holding the 35 shares of Series L Convertible Preferred Stock in which the investor agreed to convert no more than the 16,587,690 common shares currently reserved as we do not have sufficient authorized common shares to reserve for further conversions pursuant to the Certificate of Designation, Rights and Preferences.  The investor agreed to a conversion floor price of $.015, which required us to reserve an additional 13,491 common shares.

On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 20,000 shares of common stock.  As of the date of this report, the investor holds 20 shares of the Series L Convertible Preferred Stock.

On December 13, 2010, we borrowed a total of $60,000 from a private investor pursuant to a short-term promissory note.  The note is payable on or before January 31, 2011.  As consideration for this loan, we were obligated to pay back his principal, $26,400 in premium and issue 6,000 restricted shares of common stock upon the approval by our shareholders of an increase in authorized common stock at our annual meeting to be held on July 12, 2011.  On September 9, 2011, we issued the 6,000 common shares pursuant to Rule 144.  We received an extension of maturity date to December 31, 2012 for this note.  On September 5, 2012, the private investor sold $40,000 principal of the note to SGI Group.  On December 17, 2012, the private investor sold the balance of his note totaling $46,400 ($20,000 principal and $26,400 premium) to WHC Capital LLC.

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

10-Q Table of Contents
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

10-Q Table of Contents
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

In November 2012, we received $20,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $40,000 and the maturity date of the note is May 31, 2013.  The note provides for a $20,000 original issue discount.  The note provides for a redemption premium of 20% on or before March 27, 2013; 25% on or before June 25, 2013; and 30% after June 25, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 400,000,000 shares of our common stock in connection with this loan.

In December 2012, we received $3,000 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from December 5, 2013 to December 9, 2013.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $3,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In December 2012, we received $20,000 from a private investor pursuant to a short-term promissory note with a maturity date of December 19, 2013.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $20,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In December 2012, we received $12,000 from an unaffiliated third party investor pursuant to a short-term promissory note with a maturity date of June 13, 2013.  The note provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 3 Series P Preferred Stock to the investor as collateral with a total stated value of $15,000.

In December 2012, we received $15,000 from WHC Capital, LLC pursuant to a short-term promissory note with a maturity date of October 6, 2013.  Interest will accrue at 12% per annum until maturity above and beyond the premium.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  The holder may elect at an Event of Default to convert any part or all of the $15,000

10-Q Table of Contents
Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In January 2013, we received $31,500 from Hanover Holdings I, LLC ("Hanover") pursuant to a short-term promissory note.  The note provides a maturity date of September 3, 2013.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Hanover may elect at an Event of Default to convert any part or all of the $31,500 plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.  We reserved 20,000,000 shares of our common stock in connection with this transaction.

On January 3, 2013, Magna Group, LLC ("Magna") purchased $100,000 principal of a Promissory Note dated December 10, 2009 from a private investor.  A new Convertible Promissory Note was issued to Magna on January 3, 2013 with a maturity date of September 3, 2013.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Magna may elect at an Event of Default to convert any part or all of the $100,000 plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.  We reserved 50,000,000 shares of our common stock in connection with this transaction.

In January 2013, we received $5,850 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from January 3, 2014 to January 8, 2014.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $5,850 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In January 2013, we received $30,000 from Black Arch Opportunity Fund LP ("Black Arch") pursuant to a short-term promissory note.  The note provides a maturity date of November 9, 2013.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Black Arch may elect at an Event of Default to convert any part or all of the $30,000 plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.

In January 2013, we received $25,000 from Redwood Management LLC ("Redwood") pursuant to a $125,000 short-term promissory note dated January 18, 2013.  The terms of the note provide that the Redwood will pay $25,000 every 30 days from execution of the note until the entire $125,000 is paid in full.  The note provides a maturity date of January 18, 2014.  Interest will accrue at 12% per annum on the aggregate unconverted outstanding principal amount.  Redwood may elect at an Event of Default to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.  We reserved 100,000,000 shares of our common stock in connection with this transaction.

In January 2013, Redwood agreed to purchase five promissory notes held by a private investor totaling $365,688 of which $213,600 in principal and $123,752 in premium; $17,040 is cash redemption premium and $11,296 is interest.  Redwood may elect at an Event of Default to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.  We reserved 60,000,000 shares of our common stock in connection with this transaction.

In January 2013, we received $19,500 from Hanover Holdings I, LLC ("Hanover") pursuant to a short-term promissory note.  The note provides a maturity date of January 23, 2014.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due

10-Q Table of Contents
date until paid.  Hanover may elect at an Event of Default to convert any part or all of the $19,500 plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.  We reserved 12,500,000 shares of our common stock in connection with this transaction.

In January 2013, we received $15,000 from WHC Capital, LLC pursuant to a short-term promissory note with a maturity date of January 25, 2014.  Interest will accrue at 12% per annum until maturity above and beyond the premium.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  The holder may elect at an Event of Default to convert any part or all of the $15,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In February 2013, we received $7,000 from a private investor pursuant to a short-term promissory note with a maturity date of February 7, 2014.  The note provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $7,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In February 2013, we received $25,000 from Redwood Management LLC ("Redwood") pursuant to a $125,000 short-term promissory note dated January 18, 2013.  The terms of the note provide that the Redwood will pay $25,000 every 30 days from execution of the note until the entire $125,000 is paid in full.  The note provides a maturity date of January 18, 2014.  Interest will accrue at 12% per annum on the aggregate unconverted outstanding principal amount.  Redwood may elect at an Event of Default to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.

OID (Original Issue Discount) is included in debt discount and amortized ratably to interest expense over the term of the respective notes to which they relate.

Debt to Equity Conversions:
On May 11, 2011, Southridge executed a debt to equity conversion of a $80,000 short-term promissory note dated November 11, 2010 plus accrued interest of $3,174.  We issued Southridge 22,180 common shares pursuant to Rule 144 based on an agreed exchange price of $3.75 per share.  We canceled the $12,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 13, 2011, Southridge executed a debt to equity conversion of a $14,000 short-term promissory note dated December 16, 2010 plus accrued interest of $641.  We issued Southridge 2,928 common shares pursuant to Rule 144 based on an agreed exchange price of $5 per share.  We canceled the $2,100 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 13, 2011, Southridge executed a debt to equity conversion of a $51,000 short-term promissory note dated December 22, 2010 plus accrued interest of $2,269.  We issued Southridge 10,654 common shares pursuant to Rule 144 based on an agreed exchange price of $5per share.  We canceled the $7,650 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 21, 2011, Southridge executed a debt to equity conversion of a $55,000 short-term promissory note dated January 13, 2011 plus accrued interest of $2,278.  We issued Southridge 11,456 common shares pursuant to Rule 144 based on an agreed exchange price of $5 per share.  We canceled the $8,250 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On July 21, 2011, Southridge executed a debt to equity conversion of a $22,000 short-term promissory note dated January 19, 2011 plus accrued interest of $882.  We issued Southridge 4,576 common shares pursuant to Rule 144 based on an agreed exchange price of $5 per share.  We canceled the $3,300 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

10-Q Table of Contents

On August 24, 2011, Southridge executed a debt to equity conversion of a $80,000 short-term promissory note dated January 28, 2011 plus accrued interest of $3,647.  We issued Southridge 16,729 common shares pursuant to Rule 144 based on an agreed exchange price of $5 per share.  We canceled the $12,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On August 24, 2011, Southridge executed a partial debt to equity conversion of a $80,000 short-term promissory note dated February 7, 2011 in which they converted $20,000 principal plus accrued interest of $868.  We issued Southridge 4,174 common shares pursuant to Rule 144 based on an agreed exchange price of $5 per share.

On September 27, 2011, Southridge executed a final debt to equity conversion of a $80,000 short-term promissory note dated February 7, 2011 in which they converted the remaining $60,000 principal plus accrued interest of $868.  We issued Southridge 16,780 common shares pursuant to Rule 144 based on an agreed conversion price of $3.75 per share.  We canceled the $12,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On September 27, 2011, Southridge executed a debt to equity conversion of a $35,000 short-term promissory note dated February 15, 2011 plus accrued interest of $1,688.  We issued Southridge 9,783 common shares pursuant to Rule 144 based on an agreed conversion price of $3.75 per share.  We canceled the $5,250 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On September 27, 2011, Southridge executed a debt to equity conversion of a $60,000 short-term promissory note dated March 31, 2011 plus accrued interest of $2,315.  We issued Southridge 16,617 common shares pursuant to Rule 144 based on an agreed conversion price of $3.75 per share.  We canceled the $9,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On September 28, 2011, we amended the terms of all debt agreements with Southridge Partners II, LP and agreed to amend the conversion terms of the Notes such that the principal portion of the Notes, plus accrued interest, shall be convertible into shares of our common stock at a conversion price per share equal to the lesser of (a) $3.75 or (b) ninety percent (90%) of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately prior to the date of the conversion notice.

On October 13, 2011, Southridge executed a debt to equity conversion of a $100,000 short-term promissory note dated April 14, 2011 plus accrued interest of $3,989.  We issued Southridge 41,596 common shares pursuant to Rule 144 based on an agreed conversion price of $2.50 per share.  We canceled the $15,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On November 3, 2011, Southridge executed a debt to equity conversion of a $65,000 short-term promissory note dated April 26, 2011 plus accrued interest of $2,721.  We issued Southridge 27,088 common shares pursuant to Rule 144 based on an agreed conversion price of $2.50 per share.  We canceled the $9,750 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On November 16, 2011, Southridge executed a debt to equity conversion of a $20,000 short-term promissory note dated May 6, 2011 plus accrued interest of $850.  We issued Southridge 13,452 common shares pursuant to Rule 144 based on an agreed conversion price of $1.55 per share.  We canceled the $3,000 in premium associated with this note because the note was fully converted into common stock and was not redeemed for cash.

On December 15, 2011, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $14,415 principal.  We issued Panache 10,000 common shares pursuant to Rule 144 based on an agreed conversion price of $1.4415 per share.

On January 3, 2012, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $12,896 principal.  We issued Panache 16,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.806 per share.

10-Q Table of Contents

On January 10, 2012, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $12,896 principal.  We issued Panache 16,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.806 per share.

On January 18, 2012, Panache executed a partial debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted $12,710 principal.  We issued Panache 20,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.6355 per share.

On January 27, 2012, Panache executed a debt to equity conversion of a $60,000 short-term promissory note dated May 12, 2011 in which they converted the final $7,083 in principal.  We issued Panache 11,424 common shares pursuant to Rule 144 based on an agreed conversion price of $0.612 per share.  We still owe Panache $3,139 in accrued interest associated with this note.

On January 23, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $85,000 principal.  We issued Southridge 132,781 common shares with a restrictive legend based on an agreed conversion price of $0.65 per share. The restrictive legend was removed on February 2, 2012 pursuant to Rule 144.

On January 27, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $30,000 principal.  We issued Southridge 48,387 common shares pursuant to Rule 144 based on an agreed conversion price of $0.60 per share.

On February 7, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $18,500 principal and $6,411 interest.  We issued Southridge 48,555 common shares pursuant to Rule 144 based on an agreed conversion price of $0.515 per share.

On February 10, 2012, Southridge executed a partial debt to equity conversion of a $150,000 short-term promissory note dated July 27, 2011 in which they converted $16,500 principal and $99 interest.  We issued Southridge 34,544 common shares pursuant to Rule 144 based on an agreed conversion price of $0.48 per share.

On February 17, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $30,000 principal and $3,858 interest.  We issued Southridge 68,475 common shares on February 27, 2012 pursuant to Rule 144 based on an agreed conversion price of $0.495 per share.

On February 23, 2012, Southridge executed a debt to equity conversion of a $7,500 short-term promissory note dated August 23, 2011 in which they converted $7,500 principal and $289 interest.  We issued Southridge 15,091 common shares pursuant to Rule 144 based on an agreed conversion price of $0.515 per share.

On February 28, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 12, 2012 in which they converted $51,000 principal and $3,595 interest.  We issued Southridge 121,456 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.45 per share.

On March 5, 2012, OTC Global Partners executed a debt to equity conversion of a $50,000 short-term promissory note dated August 30, 2011 in which they converted $50,000 principal and $2,027 interest.  We issued OTC Global Partners 145,530 common shares pursuant to Rule 144 based on an agreed conversion price of $0.3575 per share.

On April 13, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 12, 2012 in which they converted $49,000 principal and $1,096 interest.  We issued Southridge 247,387 restricted common shares on April 24, 2012 pursuant to Rule 144 based on an agreed conversion price of $0.205 per share.

10-Q Table of Contents

On April 13, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 28, 2012 in which they converted $4,000 principal and $4,340 interest.  We issued Southridge 41,184 restricted common shares on April 24, 2012 pursuant to Rule 144 based on an agreed conversion price of $0.205 per share.

On May 1, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,765 principal.  We issued Panache 42,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.2325 per share.

On May 1, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $12,000 principal.  We issued Asher 52,174 common shares pursuant to Rule 144 based on an agreed conversion price of $0.23 per share.

On May 2, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $15,000 principal.  We issued Asher 88,235 common shares pursuant to Rule 144 based on an agreed conversion price of $0.17 per share.

On May 10, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $13,000 principal.  We issued Asher 136,842 common shares pursuant to Rule 144 based on an agreed conversion price of $0.095 per share.

On May 10, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $7,440 principal.  We issued Panache 60,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.124 per share.

On May 15, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,330 principal.  We issued Panache 100,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0933 per share.

On May 21, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $18,500 principal.  We issued Asher 205,556 common shares pursuant to Rule 144 based on an agreed conversion price of $0.09 per share.

On May 22, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,330 principal.  We issued Panache 100,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.093 per share.

On May 29, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $12,000 principal.  We issued Asher 133,333 common shares pursuant to Rule 144 based on an agreed conversion price of $0.09 per share.

On May 30, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,330 principal.  We issued Panache 100,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.093 per share.

On June 4, 2012, Asher executed a partial debt to equity conversion of a $78,500 short-term promissory note dated October 24, 2011 in which they converted $8,000 principal and $3,140 in interest.  We issued Asher 171,385 common shares pursuant to Rule 144 based on an agreed conversion price of $0.065 per share.

On June 5, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $9,920 principal.  We issued Panache 160,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.062 per share.

10-Q Table of Contents

On June 8, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $12,000 principal.  We issued Asher 171,385 common shares pursuant to Rule 144 based on an agreed conversion price of $0.07 per share.

On June 12, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $14,000 principal.  We issued Asher 200,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.07 per share.

On June 15, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $13,000 principal.  We issued Asher 136,842 common shares pursuant to Rule 144 based on an agreed conversion price of $0.095 per share.

On June 20, 2012, Asher executed a partial debt to equity conversion of a $53,000 short-term promissory note dated November 29, 2011 in which they converted $14,000 principal and $2,120 in interest.  We issued Asher 189,647 common shares pursuant to Rule 144 based on an agreed conversion price of $0.085 per share.

On July 17, 2012, Ms. Grable executed a full debt to equity conversion of a $13,000 short-term promissory note in which she converted $13,000 principal and $148 in interest.  We issued Ms. Grable 87,654 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.15 per share.

On July 17, 2012, a private investor executed a partial debt to equity conversion of five of her notes in which she converted $19,583 principal into 200,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0885 per share.

On July 25, 2012, a private investor executed a full debt to equity conversion of a $3,000 short-term promissory note in which she converted $3,000 principal into 20,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.15 per share.

On July 30, 2012, a private investor executed a partial debt to equity conversion of a $10,000 short-term promissory note in which she converted $6,900 principal into 46,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.15 per share.

On August 7, 2012, a private investor sold their December 2011 short-term promissory notes totaling $21,604 in principal and $5,334 in premium to OTC Global Partners.  A new short-term promissory note was issued to OTC Global Partners dated August 7, 2012 with a taking period back to December 7, 2011.  OTC Global Partners may elect at an Event of Default to convert any part or all of the $21,604 Principal Amount of the Note plus accrued premium into shares of our common stock at a conversion price $0.16.

On August 7, 2012, OTC Global Partners executed a partial debt to equity conversion of the $21,604 short-term promissory note in which they converted $21,604 principal and $2,396 in premium.  We issued OTC Global Partners 150,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.16 per share.

On September 5, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated September 28, 2011 in which they converted $85,582 principal.  We issued Southridge 760,727 common shares pursuant to Rule 144 based on an agreed conversion price of $0.115 per share.

On September 10, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $20,000 principal.  We issued Levin Consulting Group 160,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.125 per share.  On September 21, 2012 we issued Levin Consulting Group an additional 240,000 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

10-Q Table of Contents

On September 10, 2012, Panache executed a partial debt to equity conversion of a $100,000 short-term promissory note dated August 25, 2011 in which they converted $14,885 principal.  We issued Panache 160,054 common shares pursuant to Rule 144 based on an agreed conversion price of $0.093 per share.

On September 11, 2012, Southridge executed a final debt to equity conversion of a $100,000 short-term promissory note dated September 28, 2011 in which they converted $10,418 principal and $3,004 in interest.  We issued Southridge 178,958 common shares pursuant to Rule 144 based on an agreed conversion price of $0.075 per share.

On September 11, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $32,500 principal and $7,036 in interest.  We issued Southridge 527,142 common shares pursuant to Rule 144 based on an agreed conversion price of $0.075 per share.

On September 12, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $4,150 principal.  We issued Southridge 55,333 common shares pursuant to Rule 144 based on an agreed conversion price of $0.075 per share.

On September 12, 2012, Panache executed a partial debt to equity conversion of a $40,000 short-term promissory note dated November 21, 2011 in which they converted $23,250 principal.  We issued Panache 250,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.093 per share.

On September 19, 2012, Panache executed a final debt to equity conversion of a $40,000 short-term promissory note dated November 21, 2011 in which they converted $16,750 principal and $3,244 in interest.  We issued Panache 257,983 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0775 per share.

On September 20, 2012, Southridge executed a partial debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $47,300 principal and $153 in interest.  We issued Southridge 759,255 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0625 per share.

On September 27, 2012, OTC Global Partners executed a partial debt to equity conversion of the $30,000 short-term promissory note in which they converted $18,000 in principal.  We issued OTC Global Partners 360,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.05 per share.

On September 28, 2012, Panache executed a partial debt to equity conversion of a $25,000 short-term promissory note dated February 28, 2012 in which they converted $13,200 principal.  We issued Panache 240,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.055 per share.

On October 1, 2012, Southridge executed a final debt to equity conversion of a $100,000 short-term promissory note dated October 26, 2011 in which they converted $16,050 principal and $219 in interest.  We issued Southridge 325,384 common shares pursuant to Rule 144 based on an agreed conversion price of $0.05 per share.

On October 1, 2012, Southridge executed a partial debt to equity conversion of a $20,000 short-term promissory note dated November 14, 2011 in which they converted $10,900 principal and $1,398 in interest.  We issued Southridge 245,967 common shares pursuant to Rule 144 based on an agreed conversion price of $0.05 per share.

On October 2, 2012, Southridge executed a final debt to equity conversion of a $20,000 short-term promissory note dated November 14, 2011 in which they converted $9,100 principal and $18 in interest.  We issued Southridge 182,351 common shares pursuant to Rule 144 based on an agreed conversion price of $0.05 per share.

On October 3, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $9,000 principal and $106 in interest.  We issued SGI Group 364,248 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

10-Q Table of Contents

On October 4, 2012, Panache executed a partial debt to equity conversion of a $25,000 short-term promissory note dated February 28, 2012 in which they converted $6,600 principal.  We issued Panache 240,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0275 per share.

On October 10, 2012, FLUX Carbon Starter Fund executed a partial debt to equity conversion of a $38,500 short-term promissory note dated October 4, 2012 in which they converted $15,000 principal.  We issued FLUX Carbon Starter 300,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.05 per share.

On October 11, 2012, OTC Global Partners executed a final debt to equity conversion of the $30,000 short-term promissory note in which they converted $18,000 in principal.  We issued OTC Global Partners 240,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.05 per share.

On October 18, 2012, Southridge executed a partial debt to equity conversion of a $17,000 short-term promissory note dated December 19, 2011 in which they converted $15,900 principal and $1,125 in interest.  We issued Southridge 681,010 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On October 23, 2012, Panache executed a final debt to equity conversion of a $25,000 short-term promissory note dated February 28, 2012 in which they converted $5,200 principal and $1,512 in interest.  We issued Panache 244,061 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0275 per share.

On October 24, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $12,200 principal and $214 in interest.  We issued Levin Consulting Group 496,417 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On October 24, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $5,100 principal and $88 in interest.  We issued SGI Group 207,528 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On November 6, 2012, Southridge executed a final debt to equity conversion of a $17,000 short-term promissory note dated December 19, 2011 in which they converted $1,100 principal and $26 in interest.  We issued Southridge 45,043 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On November 6, 2012, Southridge executed a debt to equity conversion of a $30,000 short-term promissory note dated March 19, 2012 in which they converted $30,000 principal and $1,433 in interest.  We issued Southridge 1,257,337 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On November 6, 2012, Southridge executed a partial debt to equity conversion of an $11,000 short-term promissory note dated April 9, 2012 in which they converted $2,750 principal and $475 in interest.  We issued Southridge 128,998 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On November 21, 2012, Southridge executed a final debt to equity conversion of an $11,000 short-term promissory note dated April 9, 2012 in which they converted $8,250 principal and $53 in interest.  We issued Southridge 332,122 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On November 21, 2012, Southridge executed a debt to equity conversion of a $2,500 short-term promissory note dated April 26, 2012 in which they converted $2,500 principal and $111 in interest.  We issued Southridge 1,104,427 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

10-Q Table of Contents

On November 21, 2012, Southridge executed a debt to equity conversion of an $8,000 short-term promissory note dated May 15, 2012 in which they converted $8,000 principal and $321 in interest.  We issued Southridge 332,835 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On December 18, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $10,000 principal and $315 in interest.  We issued Levin Consulting Group 1,085,800 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0095 per share.  On January 10, 2013 we issued Levin Consulting Group an additional 633,383 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On December 18, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $10,000 principal and $315 in interest.  We issued SGI Group 1,085,800 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0095 per share.

On December 21, 2012, WHC Capital LLC executed a partial debt to equity conversion of the $46,400 short-term promissory note originally dated December 10, 2010 and purchased on August 20, 2012 from a private investor, in which they converted $9,329 principal.  We issued WHC Capital LLC 982,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0095 per share.

On January 8, 2013, ASC Recap executed a partial debt to equity conversion of the $180,769 balance of a short-term promissory originally dated December 15, 2009 and purchased on December 12, 2012 from a private investor, in which they converted $11,115 principal.  We issued ASC Recap 1,852,500 common shares pursuant to Rule 144 based on an agreed conversion price of $0.006 per share.

On January 8, 2013, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $5,900 principal and $4,400 in interest.  We issued SGI Group 1,716,672 common shares pursuant to Rule 144 based on an agreed conversion price of $0.006 per share.

On January 10, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $10,000 principal.  We issued Magna 1,554,002 common shares pursuant to Rule 144 based on an agreed conversion price of $0.006435 per share.

On January 15, 2013, WHC Capital LLC executed a partial debt to equity conversion of the $46,400 short-term promissory note originally dated December 10, 2010 and purchased on August 20, 2012 from a private investor, in which they converted $5,945 principal.  We issued WHC Capital LLC 1,033,900 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00575 per share.

On January 18, 2013, ASC Recap executed a partial debt to equity conversion of the $180,769 balance of a short-term promissory originally dated December 15, 2009 and purchased on December 12, 2012 from a private investor, in which they converted $11,100 principal.  We issued ASC Recap 1,850,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.006 per share.

On January 18, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $13,600 principal.  We issued Magna 1,766,234 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0077 per share.

On January 23, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which

10-Q Table of Contents
they converted $12,500 principal.  We issued Redwood 2,192,982 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0057 per share.

On January 28, 2013, WHC Capital LLC executed a partial debt to equity conversion of the $46,400 short-term promissory note originally dated December 10, 2010 and purchased on August 20, 2012 from a private investor, in which they converted $4,726 in principal and $5,019 in premium.  We issued WHC Capital LLC 1,949,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.005 per share.

On January 28, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $9,900 principal.  We issued Magna 1,766,234 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0055 per share.

On January 28, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $12,500 principal.  We issued Redwood 2,272,727 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0055 per share.

On February 1, 2013, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $7,000 principal and $248 in interest.  We issued Levin Consulting Group 1,767,771 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0041 per share.

On February 1, 2013, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated August 25, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $2,857 in interest.  We issued SGI Group 696,878 common shares pursuant to Rule 144 based on an agreed conversion price of $0.006 per share.  On February 11, 2013 we issued SGI Group an additional 446,002 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On February 6, 2013, Southridge executed a debt to equity conversion of a $6,672 short-term promissory note dated June 18, 2012 in which they converted $6,672 principal and $338 in interest.  We issued Southridge 2,046,658 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00343 per share.

On February 6, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $6,500 principal.  We issued Magna 4,166,667 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00156 per share.

On February 6, 2013, WHC Capital LLC executed a partial debt to equity conversion of the $46,400 short-term promissory note originally dated December 10, 2010 and purchased on August 20, 2012 from a private investor, in which they converted $5,843 in premium.  We issued WHC Capital LLC 2,050,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00285 per share.

On February 6, 2013, ASC Recap executed a partial debt to equity conversion of the $180,769 balance of a short-term promissory originally dated December 15, 2009 and purchased on December 12, 2012 from a private investor, in which they converted $5,375 principal.  We issued ASC Recap 1,628,788 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0033 per share.

On February 6, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $3,500 principal.  We issued Redwood 2,121,212 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00165 per share.

10-Q Table of Contents

On February 12, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $5,000 principal.  We issued Redwood 3,030,303 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00165 per share.

On February 12, 2013, Southridge executed a partial debt to equity conversion of a $25,000 short-term promissory note dated August 2, 2012 in which they converted $7,475 principal and $1,058 in interest.  We issued Southridge 4,162,212 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00205 per share.

On February 14, 2013, Southridge executed a partial debt to equity conversion of a $25,000 short-term promissory note dated August 2, 2012 in which they converted $2,185 principal and $11 in interest.  We issued Southridge 1,626,636 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00135 per share.

All debt conversions were consummated at the contractual terms agreed upon for each loan.  Accordingly, there was no gain/loss on conversions.

From January 2011 to April 2011, Southridge acquired promissory notes from a private investor totaling $800,000 in principal and 110,728 shares of common stock which were issued as collateral.  Southridge proposed that we amend the conversion terms of the notes permitting the holder to convert the notes and we agreed to the amendment.  From January 12, 2011 to May 18, 2012, Southridge issued notices of conversion to settle $700,000 in principal plus accrued premiums totaling $395,699 into 810,406 shares of our common stock, of which 103,606 shares were collateral shares and 706,800 new shares were issued pursuant to Rule 144.

As of the date of this report, we owe a total of $1,864,288 of short term debt of which $1,177,586 is principal, $634,902 is accrued premium and $51,801 is accrued interest.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $2,693,284 principal, $416,651 in premium, and $78,268 in interest has been converted into 61,640,400 shares of our common stock of which 103,606 shares were collateral shares and 61,536,794 new shares were issued pursuant to Rule 144.  Out of the original 103,606 shares of common stock held as collateral, a balance of 7,122 shares remains on the $85,985 principal of the remaining notes.

There can be no assurances that we will be able to pay our short-term loans when due.  If we default on any or all of the notes due to the lack of new funding, the holders could exercise their right to sell the remaining 103,606 collateral shares and could take legal action to collect the amount due which could materially adversely affect IDSI and the value of our stock.

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

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received $258,000 after deductions of $30,000 for a 10% Finder's Fee and $12,000 for an Origination Fee.  The second tranche of $100,000 closed on May 20, 2011, and we received $93,000 after deduction of $7,000 for a 7% Finder's Fee.  A partial closing on the third tranche of $35,000 closed on October 7, 2011 and we received $32,250 after deduction of $2,750 for a 7% Finder's Fee.  A partial closing on the third tranche of $25,000 closed on February 8, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder's Fee, which is $1,750.  A partial closing on the third tranche of $25,000 closed on February 29, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder's Fee, which is $1,750.  A final closing on the third tranche of $15,000 closed on April 4, 2012 and we received $15,000.  In connection with this final third tranche we will pay a 7% Finder's Fee, which is $1,050.  A partial closing on the fourth tranche of $10,000 closed on October 3, 2012 and we received $10,000.  In connection with this partial fourth tranche we will pay a 7% Finder's Fee, which is $700.  Although we are not being funded based on the on achievement of milestones relating to the Registration Statement, we continue to draw funds from the Promissory Note from time to time based on the lender's ability to fund us.  For the remaining three tranches, we are obligated to pay a Finder's Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of the date of this report, $1,290,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $258,000 to terminate the agreement.

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

On August 24, 2011, JMJ executed a debt to equity conversion of $36,015 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 7,000 common shares pursuant to Rule 144 based on a conversion price of $5.15 per share.

On August 31, 2011, JMJ executed a debt to equity conversion of $41,160 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 8,000 common shares pursuant to Rule 144 based on a conversion price of $5.15 per share.

On September 15, 2011, JMJ executed a debt to equity conversion of $37,597 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 8,200 common shares pursuant to Rule 144 based on a conversion price of $4.59 per share.

On September 28, 2011, JMJ executed a debt to equity conversion of $40,950 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 10,000 common shares pursuant to Rule 144 based on a conversion price of $4.10 per share.

On October 12, 2011, JMJ executed a debt to equity conversion of $36,750 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 10,000 common shares pursuant to Rule 144 based on a conversion price of $3.68 per share.

10-Q Table of Contents

On December 15, 2011, JMJ executed a debt to equity conversion of $63,840 in principal of the first tranche of $300,000 which we closed on February 24, 2011.  We issued JMJ 40,000 common shares pursuant to Rule 144 based on a conversion price of $1.60 per share.

On January 24, 2012, JMJ executed a debt to equity conversion totaling $44,100 of which $43,688 was principal and $412 was consideration for the first tranche of $300,000, which we closed on February 24, 2011.  We issued JMJ 60,000 common shares pursuant to Rule 144 based on a conversion price of $0.74 per share.

On February 9, 2012, JMJ executed a debt to equity conversion totaling $44,100 of which $37,088 was consideration and $7,012 was interest for the first tranche of $300,000, which we closed on February 24, 2011.  We issued JMJ 70,000 common shares pursuant to Rule 144 based on a conversion price of $0.63 per share.

On February 29, 2012, JMJ executed a debt to equity conversion totaling $39,550 of which $19,988 was interest for the first tranche of $300,000, which we closed on February 24, 2011 and $19,562 was principal for the second tranche of $100,000, which we closed on May 20, 2011.  We issued JMJ 100,000 common shares pursuant to Rule 144 based on a conversion price of $0.40 per share.

On April 24, 2012, JMJ executed a debt to equity conversion of $29,120 in principal of the second tranche of $100,000 which we closed on May 20, 2012.  We issued JMJ 104,000 common shares pursuant to Rule 144 based on a conversion price of $0.28 per share.

On May 9, 2012, JMJ executed a debt to equity conversion of $28,980 in principal of the second tranche of $100,000 which we closed on May 20, 2012.  We issued JMJ 138,000 common shares pursuant to Rule 144 based on a conversion price of $0.21 per share.

On May 14, 2012, JMJ executed a debt to equity conversion of $4,389 in principal of the second tranche of $100,000 which we closed on May 20, 2011.  We issued JMJ 38,000 common shares pursuant to Rule 144 based on a conversion price of $0.12 per share.

On May 24, 2012, JMJ executed a debt to equity conversion of $22,260 in principal of the second tranche of $100,000 which we closed on May 20, 2011.  We issued JMJ 212,000 common shares pursuant to Rule 144 based on a conversion price of $0.11 per share.

On May 31, 2012, JMJ executed a debt to equity conversion of $2,940 in principal of the second tranche of $100,000 which we closed on May 20, 2011.  We issued JMJ 28,000 common shares pursuant to Rule based on a conversion price of $0.11 per share.

On June 6, 2012, JMJ executed a debt to equity conversion totaling $19,551 of which $14,249 was interest for the second tranche of $100,000, which we closed on May 20, 2011 and $5,302 was principal for the third tranche of $35,000, which we closed on October 7, 2011.  We issued JMJ 210,000 common shares pursuant to Rule 144 based on a conversion price of $0.093 per share.

On September 7, 2012, JMJ executed a debt to equity conversion of $19,572 in principal of the third tranche of $35,000, which we closed on October 7, 2011.  We issued JMJ 240,000 common shares pursuant to Rule 144 based on a conversion price of $0.082 per share.

On October 3, 2012, JMJ executed a debt to equity conversion totaling $42,000 of which $14,501 was principal and $3,150 was interest for the third tranche of $35,000, which we closed on October 7, 2011; and $24,349 was principal of the fourth tranche of $25,000, which we closed on February 8, 2012.  We issued JMJ 600,000 common shares pursuant to Rule 144 based on a conversion price of $0.07 per share.

On October 24, 2012, JMJ executed a debt to equity conversion totaling $10,500 of which $3,776 was principal and $2,250 was interest for the fourth tranche of $25,000, which we closed on February 8, 2012; and $4,474 was

10-Q Table of Contents
principal of the fifth tranche of $25,000, which we closed on February 29, 2012.  We issued JMJ 300,000 common shares pursuant to Rule 144 based on a conversion price of $0.035 per share.

On January 16, 2013, JMJ executed a debt to equity conversion of $7,455 in principal of the fifth tranche of $25,000, which we closed on February 29, 2012.  We issued JMJ 895,000 common shares pursuant to Rule 144 based on a conversion price of $0.00833 per share.

On January 29, 2013, JMJ executed a debt to equity conversion of $6,334 in principal of the fifth tranche of $25,000, which we closed on February 29, 2012.  We issued JMJ 890,000 common shares pursuant to Rule 144 based on a conversion price of $0.007117 per share.

On February 11, 2013, JMJ executed a debt to equity conversion of $10,083 in principal of the fifth tranche of $25,000, which we closed on February 29, 2012.  We issued JMJ 2,900,000 common shares pursuant to Rule 144 based on a conversion price of $0.003477 per share.

All debt conversions were consummated at the contractual terms agreed upon for each loan.  Accordingly, there was no gain/loss on conversions.

As of the date of this report, we owe a total of $32,279 in long-term debt.  Of the $32,279 we owe a total of $25,000 in principal, $3,000 is consideration on the principal and $4,279 is interest.

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

Dated: February 19, 2013		Imaging Diagnostic Systems, Inc.

	By:	/s/ Linda B. Grable
Linda B. Grable
Chief Executive Officer

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President and Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)