Form 10-Q
period 2013-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2013-05-15
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of each of the issuer's classes of equity as of May 15, 2013: 2,124,402,540 shares of common stock, no par value; and 20 shares of Series L convertible preferred stock outstanding.

	IMAGING DIAGNOSTIC SYSTEMS, INC.
	(A Development Stage Company)

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Balance Sheets – March 31, 2013 (Unaudited) and June 30, 2012	3

	Statements of Operations - (Unaudited) Nine months and three months ended March 31, 2013 and 2012, and December 10, 1993 (date of inception) to March 31, 2013	4

	Condensed Statements of Cash Flows - (Unaudited) Nine months ended March 31, 2013 and 2012, and December 10, 1993 (date of inception) to March 31, 2013	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Financial Condition and Results	50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	97

Item 4.	Controls and Procedures	97

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	98

Item 1A.	Risk Factors	98

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	98

Item 3.	Defaults Upon Senior Securities	98

Item 4.	Mine Safety Disclosures	98

Item 5.	Submission of Matters to a Vote of Security Holders	98

Item 6.	Other Information	99

Item 7.	Exhibits	152

Signatures		155

"We", "Us", "Our" and "IDSI" unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

10-Q Table of Contents
IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

Assets

	Mar. 31, 2013	June 30, 2012
Current assets:	(Unaudited)	*
Cash	$31,707	$1,623
Accounts receivable, net of allowances for doubtful accounts
of $1,088 and $18,750, respectively	3,263	56,250
Inventory	242,888	246,020
Prepaid expenses	25,524	24,124

Total current assets	303,382	328,017

Property and equipment, net	119,939	131,152
Intangible assets, net	76,897	102,530

Total assets	$500,218	$561,699

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,745,472	$1,728,338
Accrued payroll taxes and penalties	1,324,453	1,489,640
Customer deposits	142,563	142,563
Short-term derivative liability	611,940	961,058
Short-term debt, net of debt discount of $535,884 and $156,539, respectively	1,316,603	1,657,223

Total current liabilities	5,141,031	5,978,822

Long-Term liabilities:
Long-term convertible debt, net of debt discount of $2,778 and $60,553, respectively	9,485	55,645

Total long-term liabilities	9,485	55,645

Convertible preferred stock (Series L), 9% cumulative annual dividend,
no par value, 20 and 20 shares issued, respectively	200,000	200,000

Stockholders' (Deficit):
Preferred stock, Series P, no par value, 58 and 55 shares issued, respectively	-	-
Preferred stock, Series Q, $.001 par value, 51 and 51 shares issued, respectively	1	1
Common stock	110,795,188	109,743,826
Common stock - Debt Collateral	(73,970)	(73,970)
Additional paid-in capital	5,560,413	5,630,411
Deficit accumulated during development stage	(121,131,930)	(120,973,036)

Total stockholders' (Deficit)	(4,850,298)	(5,672,768)

Total liabilities and stockholders' (Deficit)	$500,218	$561,699

* Derived from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

10-Q Table of Contents
IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statements of Operations

	Nine Months Ended		Three Months Ended		Since Inception
	March 31,		March 31,		(12/10/93) to
	2013	2012	2013	2012	Mar. 31, 2013
Net Sales	$27,238	$211,720	$1,238	$163,200	$2,618,740
Gain on sale of fixed assets	-	-	-	-	2,794,565
Cost of Sales	4,189	35,895	517	29,821	983,966

Gross Profit	23,049	175,825	721	133,379	4,429,339

Operating Expenses:
General and administrative	701,702	1,854,225	263,025	442,004	64,586,118
Research and development	115,082	527,634	33,002	127,482	24,075,998
Sales and marketing	83,388	380,526	31,241	95,652	10,007,792
Inventory valuation adjustments	8,108	20,383	1,927	5,578	4,975,015
Depreciation and amortization	29,345	42,147	9,782	12,317	3,484,580
Amortization of deferred compensation	-	-	-	-	4,064,250

	937,625	2,824,915	338,977	683,033	111,193,753

Operating Loss	(914,576)	(2,649,090)	(338,256)	(549,654)	(106,764,414)

Interest income	-	383	-	-	311,217
Other income	73,330	154,174	18,704	31,261	1,285,429
Other income - LILA Inventory	-	-	-	-	(69,193)
Derivative expense	-	-	-	-	(64,524)
Change in fair value of derivative liability	1,337,298	1,484,827	297,077	399,170	2,438,540
Interest expense	(654,945)	(1,091,158)	(291,596)	(196,828)	(11,421,225)

Net Income (Loss)	(158,893)	(2,100,864)	(314,071)	(316,051)	(114,284,170)

Dividends on cumulative Pfd. stock:
From discount at issuance	-	-	-	-	(5,402,713)
Earned	-	-	-	-	(1,445,047)

Net Income (Loss) applicable to
common shareholders	$(158,893)	$(2,100,864)	$(314,071)	$(316,051)	$(121,131,930)

Net Income (Loss) per common share:
Basic and diluted	$(0.0038)	$(0.0018)	$(0.0031)	$(0.0002)	$(56.76)

Weighted average number of
common shares outstanding:
Basic and diluted	41,814,954	1,171,588,914	100,435,484	1,476,755,676	2,133,953

The accompanying notes are an integral part of these condensed financial statements.

10-Q Table of Contents
IMAGING DIAGNOSTIC SYSTEMS, INC.
(A Development Stage Company)
(Unaudited)
Condensed Statement of Cash Flows

	Nine Months		From Inception
	Ended March 31,		December 10, 1993
	2013	2012	to March 31, 2013
Cash flows from operations:
Net Income (Loss)	$(158,893)	$(2,100,864)	$(114,284,170)
Changes in assets and liabilities	(528,673)	606,513	36,165,394
Net cash used in operations	(687,566)	(1,494,351)	(78,118,776)

Cash flows from investing activities:
Proceeds from sale of property & equipment	-	-	4,390,015
Capital expenditures	-	-	(7,578,436)
Net cash (used in) investing activities	-	-	(3,188,421)

Cash flows from financing activities:
Repayment of capital lease obligation	-	-	(50,289)
Other financing activities	717,650	1,306,804	11,067,656
Proceeds from issuance of preferred stock	-	1	18,389,500
Net proceeds from issuance of common stock	-	-	51,932,037

Net cash provided by financing activities	717,650	1,306,805	81,338,904

Net increase (decrease) in cash	30,084	(187,546)	31,707

Cash, beginning of period	1,623	189,135	-

Cash, end of period	$31,707	$1,589	$31,707

The accompanying notes are an integral part of these condensed financial statements.

10-Q Table of Contents
IMAGING DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed financial statements of Imaging Diagnostic Systems, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending June 30, 2013.  These condensed financial statements have been prepared in accordance with Financial Accounting Standards guidance for Development Stage Enterprises, and should be read in conjunction with our condensed financial statements and related notes included in our Annual Report on Form 10-K filed on October 15, 2012.

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

We have had cumulative losses since inception that raise doubt about our ability to continue as a going concern. We also have cash used in operations of $687,566 for the nine months ended March 31, 2013 and have negative working capital of $4,837,649 at March 31, 2013.  These matters raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

We currently manufacture and sell our sole product, the CTLM® - Computed Tomography Laser Mammography.  We are appointing distributors and installing collaboration systems as part of our global commercialization program.  We have sold 17 systems as of March 31, 2013; however, we continue to operate as a development stage enterprise

10-Q Table of Contents
because we have yet to produce significant revenues.  We are attempting to create increased product awareness as a foundation for developing markets through an international distributor network.  We may be able to exit reporting as a Development Stage Enterprise upon two successive quarters of sufficient revenues such that we would not have to utilize other funding to meet our quarterly operating expenses.

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	Mar. 31, 2013	June 30, 2012
	Unaudited
Raw materials consisting of purchased parts, components and supplies	$88,828	$87,681
Work-in-process including units undergoing final inspection and testing	28,915	28,915
Finished goods	125,145	129,424

Total Inventory - Net	$242,888	$246,020

We review our Inventory for parts that have become obsolete or in excess of our manufacturing requirements and our Finished Goods for valuation pursuant to our Accounting Policy for Inventory.  For the fiscal year ending June 30, 2012, we reclassified the net realizable value of $11,928 from Clinical Equipment to Consignment Inventory due to a CTLM® system being purchased by one of our Distributors.  For the fiscal year ending June 30, 2011, we reclassified the net realizable value of $6,525 of CTLM® systems in Inventory to Clinical equipment.  For the fiscal year ending June 30, 2009, we reclassified the net realizable value of $8,591 as this CTLM® system is being used as a clinical system at the University of Florida.  For the fiscal year ending June 30, 2008 since such finished goods are being utilized for collecting data for our FDA application, we reclassified the net realizable value of $311,252 of CTLM® systems in Inventory to Clinical equipment.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying ASC 718 during the three and nine months March 31, 2013 approximated $0 and $42,671, respectively, in additional compensation expense compared to $8,690 and $13,269 for the corresponding periods in 2012.

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

For purposes of the following disclosures the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model.  For the quarter ending March 31, 2013, the net income and earnings per share reflect the actual deduction for option expense as a non-cash compensation expense.

Stock-based compensation expense recorded during the three months ended March 31, 2013, was $0 compared to $8,690 from the corresponding period in fiscal 2012.

The weighted average fair value per option at the date of grant for the three months ended March 31, 2013 using the Black-Scholes Option-Pricing Model was $0 due to not having any stock-based compensation expense during the quarter.  The weighted average fair value per option at the date of grant for the three months ended March 31, 2013 was $0 due to not having any stock-based compensation expense during the quarter.  Assumptions were as follows:

	Three Months Ended
	March 31,
	2013	2012
Expected Volatility(1)	N/A	182%
Risk Free Interest Rate	3%	3%
Expected Term(2)	8 yrs	8 yrs

10-Q Table of Contents

(1)  We calculate expected volatility through a mathematical formula using the last day of the week's closing stock price for the previous 61 weeks prior to the option grant date.  The expected volatility for the three months ending March 31, 2013 and 2012 in the table above are weighted average calculations.

(2)  We continue to use an expected term assumption of eight years based on guidance provided by SEC Staff Accounting Bulletin 107 and subsequently, Staff Accounting Bulletin 110.  These bulletins enable us to use the simplified method for "plain vanilla" options for this calculation.

NOTE 7 - COMMON STOCK ISSUANCES – PRIVATE EQUITY CREDIT AGREEMENT

During the third quarter ending March 31, 2013, we did not draw from our Private Equity Credit Agreement with Southridge Partners II LP ("Southridge").  Subsequent to the end of the second quarter, we did not initiate any put notices from our Private Equity Credit Agreement with Southridge through the date of this report.

NOTE 8 – DEBT DISCOUNT

We recorded interest expense to amortize the debt discount in the amount of $263,724 for the quarter ending March 31, 2013, which relates to all of the outstanding Convertible Short-Term Notes.

In connection with the sale of a Convertible Promissory Note Agreement on February 23, 2011, with an unaffiliated third party, JMJ Financial (the "Lender" or "JMJ"), relating to a private placement of a total of up to $1,800,000 in principal amount of a Convertible Promissory Note (the "Note") providing for advances of a gross amount of $1,600,000 in seven tranches, we recorded interest expense to amortize the debt discount in the amount of $833 during the quarter ending March 31, 2013.

There remains a total of $538,662 of debt discount yet to be amortized as of March 31, 2013.

10-Q Table of Contents
NOTE 9 – SHORT-TERM DEBT

From November 10, 2009 to March 31, 2013 we borrowed $4,426,891 in the aggregate from 20 unaffiliated third party investors.

In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  $30,000 principal on one of the notes was sold to OTC Global Partners in September 2012.  $10,000 premium on one of the notes was sold to WHC Capital LLC on March 22, 2013.  As of March 31, 2013, we have repaid an aggregate principal and premium in the amount of $148,500 on these short-term notes and owe a balance of $196,300 of which $70,000 is the principal remaining.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through June 30, 2012 for 3% additional premium per month.  However, as of June 30, 2012, we are accruing this 3% additional premium per month but have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with all of the extensions, a total of $89,800 of additional premium was accrued as of March 31, 2013.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 48,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through June 30, 2012 for 3% additional premium per month on each note.  We have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with these extensions a total of $284,420 of additional premium was accrued for the December 2009 notes as the date of this report.  In April 2011, Southridge purchased a total of $200,000 in principal value of promissory notes from the private investor.  All conversions before December 10, 2012, were adjusted to reflect a 1 for 500 reverse split effective that date.  As of March 31, 2013, Southridge has converted $180,515 principal and $55,600 premium into 2,257,052 shares of which 41,493 shares of our common stock that was previously issued as collateral.

On December 12, 2012, the private investor sold $180,769 of a promissory note originally dated December 15, 2009 to ASC Recap.  The terms of the original note remain the same except that the holder may elect at any time to convert any part or all of the $180,769 into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 18,000,000 shares of our common stock in connection with this transaction.

On January 3, 2013, Magna Group, LLC ("Magna") purchased $100,000 principal of a Promissory Note dated December 10, 2009 from a private investor.  A new Convertible Promissory Note was issued to Magna on January 3, 2013 with a maturity date of September 3, 2013.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due shall bear an interest rate of 22% from the due date until paid.  Magna may elect at any time to convert any part or all of the $100,000 plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.  We reserved 50,000,000 shares of our common stock in connection with this transaction.

10-Q Table of Contents

On January 18, 2013, Redwood Management LLC ("Redwood") purchased $100,000 principal of a $100,000 Promissory Note originally dated December 14, 2009 from a private investor.  Redwood may elect at any time to convert any part or all of the $100,000 into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the 15 trading days immediately prior to the date of the conversion notice.  We reserved 100,000,000 shares of our common stock in connection with this transaction.

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

In November and December 2010, we received a total of $145,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before March 31, 2011.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at any time to convert any part or all of the $145,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest

10-Q Table of Contents
closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In January 2011, we received a total of $157,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at any time to convert any part or all of the $157,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In February 2011, we received a total of $115,000 from Southridge pursuant to two short-term promissory notes.  Both notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $115,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In March 2011, we received $60,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $60,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In April 2011, we received $165,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $165,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In May 2011, we received $80,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $80,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In July 2011, we received $150,000 from Southridge pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to February 29, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $150,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In August 2011, we received $82,500 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $7,500, respectively.  The $100,000 note provided for a $25,000 original

10-Q Table of Contents
issue discount and both notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to February 23, 2013 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $107,500 principal amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  The $100,000 and the $7,500 note have been paid in full through the conversion to common stock pursuant to Rule 144.

In August 2011, we received $50,000 from OTC Global Partners, LLC pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before March 1, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  OTC Global Partners, LLC may elect at any time to convert any part or all of the $50,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.014 or (b) 65% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In September 2011, we received $133,000 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $100,000, respectively.  One of the $100,000 notes provided for a $33,000 original issue discount and the other $100,000 note provided a $34,000 original issue discount.  The notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to December 31, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $200,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  The $100,000 note has been paid in full through the conversion to common stock pursuant to Rule 144.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 12, 2012.  We received an extension of maturity date to December 31, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 26, 2012.  We received an extension of maturity date to December 31, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In October 2011, we received $78,500 from Asher Enterprises pursuant to a short-term promissory note due on or before July 26, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Asher Enterprises may elect at any time after 180 days to convert any part or all of the $78,500 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 58% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

10-Q Table of Contents

In November 2011, we received $20,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $20,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

On November 21, 2011, Southridge sold their May 12, 2011 $60,000 short-term promissory note to Panache Capital, LLC ("Panache").  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

In November 2011, we received $40,000 from Panache pursuant to a short-term promissory note.  The note provides a maturity date of November 21, 2012.  Interest will accrue at 10% per annum until maturity.  Panache may elect at any time to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In November 2011, we received $53,000 from Asher Enterprises pursuant to a short-term promissory note due on or before September 5, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Asher Enterprises may elect at any time after 180 days to convert any part or all of the $53,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 58% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In December 2011, we received $17,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 18, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $17,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

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

In January 2012, we received a total of $175,200 from an unaffiliated third party investor pursuant to five short-term promissory notes with a maturity date ranging from March 5, 2012 to March 20, 2012.  The notes provided for a

10-Q Table of Contents
redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 38 Series P Preferred Stock to the investor as collateral with a total stated value of $190,000.  We received an extension of maturity to June 4, 2012 for these notes.  Thereafter, a late fee premium of 1% per month will be due if unpaid.  We have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  On March 20, 2013, the private investor sold $57,600 Principal of his $57,600 note to Tangiers Investment Group LLC.  The full sale of the note was for $75,969 ($57,600 Principal, $8,640 Premium, $4,032 Late Fee Premium and $5,697 Interest).  On March 20, 2013, we entered into a new Promissory Note with Tangiers Capital for $75,969 in Principal with a maturity date of March 19, 2014.  Interest will accrue at 15% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $75,969 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

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

On February 23, 2012, Southridge sold their $100,000 short-term promissory note to Panache Capital, LLC ("Panache") of which a balance of $70,000 principal was remaining after Southridge converted $30,000 principal in a debt to equity conversion on February 17, 2012.  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In February 2012, we received $25,000 from Panache pursuant to a short-term promissory note.  The note provides a maturity date of February 28, 2013.  Interest will accrue at 10% per annum until maturity.  Panache may elect at any time to convert any part or all of the $25,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 55% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In March 2012, we received $30,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before March 18, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In April 2012, we received $11,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $11,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In April 2012, we received $2,500 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before April 25, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any

10-Q Table of Contents
part or all of the $2,500 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

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

In May 2012, we received $8,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 14, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $8,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In May 2012, we received $13,000 from Linda Grable, our CEO and Chairman of the Board, pursuant to a short-term promissory note.  Ms. Grable is deemed an affiliated party.  The note provides for a redemption premium of 15% of the principal amount on or before May 21, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Ms. Grable may elect at any time to convert any part or all of the $13,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In May 2012, we received $32,000 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from May 17, 2013 to May 20, 2013.  The notes provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $32,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In June 2012, we received $6,672 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before June 17, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $6,672 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In June 2012, we received $14,000 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from June 6, 2013 to June 20, 2013.  The notes provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $14,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In July 2012, we received $20,100 from a private investor pursuant to four short-term promissory notes with a maturity date ranging from July 9, 2013 to July 24, 2013.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $20,100 Principal Amount of

10-Q Table of Contents
the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In August 2012, we received $25,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $25,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.  We reserved 50,000,000 shares of our common stock in connection with this loan.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In August 2012, we received $95,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $95,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date. We reserved 400,000,000 shares of our common stock in connection with this loan.

On August 20, 2012, Southridge sold $70,000 of their original $100,000 short-term promissory note dated October 12, 2011 to Levin Consulting Group.  The terms of the original note remain the same except that the holder may elect at any time to convert any part or all of the $70,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In August 2012, we received $35,000 from Levin Consulting Group pursuant to a short-term promissory note with a maturity date of August 20, 2013.  The note provides for a redemption premium of 15% of the principal amount on or before November 18, 2012; 20% on or before December 18, 2012; 25% on or before January 17, 2013; and 30% on or before February 16, 2013.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $35,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

On August 20, 2012, Southridge sold $30,000 of their original $100,000 short-term promissory note dated October 12, 2011 to SGI Group LLC ("SGI").  The terms of the original note remain the same except that the holder may elect at any time to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In August 2012, we received $15,000 from SGI pursuant to a short-term promissory note with a maturity date of August 20, 2013.  The note provides for a redemption premium of 15% of the principal amount on or before November 18, 2012; 20% on or before December 18, 2012; 25% on or before January 17, 2013; and 30% on or before February 16, 2013.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $15,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest

10-Q Table of Contents
closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In September 2012, we received $29,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $30,000.  The note provides for a $1,000 original issue discount.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 150,000,000 shares of our common stock in connection with this loan.

In September 2012, we received $25,000 from Panache pursuant to a short-term promissory note of which the principal on the note was $30,000.  The note provides for a $5,000 original issue discount.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Panache may elect at any time to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 200,000,000 shares of our common stock in connection with this loan.

In September 2012, we received $30,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 20% on or before December 17, 2012; 25% on or before March 17, 2013; and 30% on or before June 15, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 700,000,000 shares of our common stock in connection with this loan.

On September 26, 2012, a private investor sold $30,000 of its original $100,000 short-term promissory note dated November 23, 2009 to OTC Global Partners.  The terms of the original note remain the same except that the new note provides for a new redemption premium of 15% of the principal amount on or before September 25, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  OTC Global Partners may elect at any time to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In October 2012, we received $20,000 from Panache pursuant to a short-term promissory note.  The note provides a maturity date of September 28, 2013.  Interest will accrue at 10% per annum until maturity.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Panache may elect at any time to convert any part or all of the $20,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

10-Q Table of Contents

In October 2012, we received $38,500 from FLUX Carbon Starter pursuant to a short-term promissory note.  The note provides a maturity date of October 3, 2013.  We received net proceeds of $33,250 after deductions of $3,500 for legal fees and $1,750 for a finder's fee.  Interest will accrue at 10% per annum until maturity.  FLUX Carbon Starter may elect at any time to convert any part or all of the $38,500 principal amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In October 2012, we received $27,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $40,000 and the maturity date of the note is March 31, 2013.  The note provides for a $13,000 original issue discount.  The note provides for a redemption premium of 20% on or before January 7, 2013; 25% on or before April 7, 2013; and 30% on or before July 15, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 300,000,000 shares of our common stock in connection with this loan.

In October 2012, we received $1,000 from Southridge pursuant to a short-term promissory note.   The note provides a maturity date of April 30, 2013.  The note provides for a redemption premium of 20% on or before January 22, 2013; 25% on or before April 24, 2013; and 30% after April 24, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 300,000,000 shares of our common stock in connection with this loan.

In November 2012, we received $6,250 from SGI Group pursuant to a short-term promissory note of which the principal on the note was $12,500 and the maturity date of the note is May 31, 2013.  The note provides for a $6,250 original issue discount.  The note provides for a redemption premium of 20% of the principal amount on or before February 10, 2013; 25% on or before May 11, 2013; and 30% after May 11, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $12,500 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 125,000,000 shares of our common stock in connection with this loan.

In November 2012, we received $6,250 from Star City Capital pursuant to a short-term promissory note of which the principal on the note was $12,500 and the maturity date of the note is May 31, 2013.  The note provides for a $6,250 original issue discount.  The note provides for a redemption premium of 20% of the principal amount on or before February 10, 2013; 25% on or before May 11, 2013; and 30% after May 11, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $12,500 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken

10-Q Table of Contents
from the Closing Bid Price on the clearing date.  We reserved 125,000,000 shares of our common stock in connection with this loan.

In November 2012, we received $20,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $40,000 and the maturity date of the note is May 31, 2013.  The note provides for a $20,000 original issue discount.  The note provides for a redemption premium of 20% on or before March 27, 2013; 25% on or before June 25, 2013; and 30% after June 25, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 400,000,000 shares of our common stock in connection with this loan.

In December 2012, we received $3,000 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from December 5, 2013 to December 9, 2013.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $3,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In December 2012, we received $20,000 from a private investor pursuant to a short-term promissory note with a maturity date of December 19, 2013.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $20,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

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

In December 2012, we received $15,000 from WHC Capital, LLC pursuant to a short-term promissory note with a maturity date of October 6, 2013.  Interest will accrue at 12% per annum until maturity above and beyond the premium.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  The holder may elect at any time to convert any part or all of the $15,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In January 2013, we received $31,500 from Hanover Holdings I, LLC ("Hanover") pursuant to a short-term promissory note.  The note provides a maturity date of September 3, 2013.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Hanover may elect at any time to convert any part or all of the $31,500 plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.  We reserved 20,000,000 shares of our common stock in connection with this transaction.

On January 3, 2013, Magna Group, LLC ("Magna") purchased $100,000 principal of a Promissory Note dated December 10, 2009 from a private investor.  A new Convertible Promissory Note was issued to Magna on January 3, 2013 with a maturity date of September 3, 2013.  Interest will accrue at 12% per annum.  Any amount on principal or

10-Q Table of Contents
interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Magna may elect at any time to convert any part or all of the $100,000 plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.  We reserved 50,000,000 shares of our common stock in connection with this transaction.

In January 2013, we received $5,850 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from January 3, 2014 to January 8, 2014.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $5,850 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In January 2013, we received $30,000 from Black Arch Opportunity Fund LP ("Black Arch") pursuant to a short-term promissory note.  The note provides a maturity date of November 9, 2013.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Black Arch may elect at any time to convert any part or all of the $30,000 plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.

In January 2013, we received $25,000 from Redwood Management LLC ("Redwood") pursuant to a $125,000 short-term promissory note dated January 18, 2013.  The terms of the note provide that the Redwood will pay $25,000 every 30 days from execution of the note until the entire $125,000 is paid in full.  The note provides a maturity date of January 18, 2014.  Interest will accrue at 12% per annum on the aggregate unconverted outstanding principal amount.  Redwood may elect at any time to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.  We reserved 100,000,000 shares of our common stock in connection with this transaction.

In January 2013, Redwood agreed to purchase five promissory notes held by a private investor totaling $365,688 of which $213,600 in principal and $123,752 in premium; $17,040 is cash redemption premium and $11,296 is interest.  Redwood may elect at any time to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.  We reserved 60,000,000 shares of our common stock in connection with this transaction.

In January 2013, we received $19,500 from Hanover Holdings I, LLC ("Hanover") pursuant to a short-term promissory note.  The note provides a maturity date of January 23, 2014.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Hanover may elect at any time to convert any part or all of the $19,500 plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.  We reserved 12,500,000 shares of our common stock in connection with this transaction.

In January 2013, we received $15,000 from WHC Capital, LLC pursuant to a short-term promissory note with a maturity date of January 25, 2014.  Interest will accrue at 12% per annum until maturity above and beyond the premium.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  The holder may elect at any time to convert any part or all of the $15,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In February 2013, we received $7,000 from a private investor pursuant to a short-term promissory note with a maturity date of February 7, 2014.  The note provides for a redemption premium of 15% of the principal amount

10-Q Table of Contents
upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $7,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In February 2013, we received $25,000 from Redwood Management LLC ("Redwood") pursuant to a $125,000 short-term promissory note dated January 18, 2013.  The terms of the note provide that the Redwood will pay $25,000 every 30 days from execution of the note until the entire $125,000 is paid in full.  The note provides a maturity date of January 18, 2014.  Interest will accrue at 12% per annum on the aggregate unconverted outstanding principal amount.  Redwood may elect at any time to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.

In February 2013, we received $15,000 from WHC Capital, LLC pursuant to a short-term promissory note with a maturity date of January 25, 2014.  Interest will accrue at 12% per annum until maturity above and beyond the premium.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  The holder may elect at any time to convert any part or all of the $15,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In March 2013, we received $78,500 from Asher Enterprises pursuant to a short-term promissory note due on or before December 5, 2013.  We received net proceeds of $75,000 after deductions of $2,500 for legal fees.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Asher Enterprises may elect at any time after 180 days to convert any part or all of the $78,500 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 58% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  We reserved 209,000,000 shares of our common stock in connection with this loan.

In March 2013, we received $30,000 from Tangiers Investment Group, LLC ("Tangiers") pursuant to a short-term promissory note due on or before December 5, 2013.  We received net proceeds of $25,000 after deductions of $2,500 for legal fees and $2,500 for a consulting fee.  Interest will accrue at 15% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In March 2013, we received $20,000 from JMJ Financial pursuant to a short-term promissory note with a maturity date of March 26, 2014.  During the first 90 days of the loan period, interest will be 0%.  Interest will accrue at 12% per annum after 90 days until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $20,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to the lower of $0.0016 or 60% of the average of the lowest closing bid price during the 25 trading days immediately prior to the date of the conversion notice.  We reserved 500,000,000 shares of our common stock in connection with this loan.

In March 2013, we received $7,500 from Redwood Management LLC ("Redwood") pursuant to a $125,000 short-term promissory note dated January 18, 2013.  The terms of the note provide that the Redwood will pay $25,000 every 30 days from execution of the note until the entire $125,000 is paid in full.  The note provides a maturity date of January 18, 2014.  Interest will accrue at 12% per annum on the aggregate unconverted outstanding principal amount.  Redwood may elect at any time to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.

OID (Original Issue Discount) is included in debt discount and amortized ratably to interest expense over the term of the respective notes to which they relate.

10-Q Table of Contents

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

10-Q Table of Contents
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

10-Q Table of Contents

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

On July 17, 2012, Ms. Grable, our CEO and Chairman of the Board, executed a full debt to equity conversion of a $13,000 short-term promissory note in which she converted $13,000 principal and $148 in interest.  We issued Ms. Grable 87,654 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.15 per share. Ms. Grable is deemed an affiliated party.

On July 17, 2012, a private investor executed a partial debt to equity conversion of five of her notes in which she converted $19,583 principal into 200,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0885 per share.

10-Q Table of Contents

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

On September 10, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $20,000 principal.  We issued Levin Consulting Group 160,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.125 per share.  On September 21, 2012 we issued Levin Consulting Group an additional 240,000 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

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

10-Q Table of Contents

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

On October 3, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $9,000 principal and $106 in interest.  We issued SGI Group 364,248 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

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

On October 24, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which

10-Q Table of Contents
they converted $12,200 principal and $214 in interest.  We issued Levin Consulting Group 496,417 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On October 24, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $5,100 principal and $88 in interest.  We issued SGI Group 207,528 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

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

On December 18, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $10,000 principal and $315 in interest.  We issued Levin Consulting Group 1,085,800 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0095 per share.  On January 10, 2013 we issued Levin Consulting Group an additional 633,383 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On December 18, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $10,000 principal and $315 in interest.  We issued SGI Group 1,085,800 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0095 per share.

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

10-Q Table of Contents

On January 8, 2013, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $5,900 principal and $4,400 in interest.  We issued SGI Group 1,716,672 common shares pursuant to Rule 144 based on an agreed conversion price of $0.006 per share.

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

On February 1, 2013, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $7,000 principal and $248 in interest.  We issued Levin Consulting Group 1,767,771 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0041 per share.  On February 22, 2013 we issued Levin Consulting Group an additional 3,409,271 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

10-Q Table of Contents

On February 1, 2013, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $2,857 in interest.  We issued SGI Group 696,878 common shares pursuant to Rule 144 based on an agreed conversion price of $0.006 per share.  On February 11, 2013 we issued SGI Group an additional 446,002 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

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

On February 15, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $6,100 principal.  We issued Magna 6,931,819 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00088 per share.

On February 18, 2013, Black Arch executed a partial debt to equity conversion of a $95,000 Promissory Note originally dated August 15, 2012 which they purchased $15,000 Principal from Southridge on February 11, 2013, in which they converted $7,500 principal.  We issued Black Arch 5,555,556 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00135 per share.

10-Q Table of Contents

On February 19, 2013, WHC Capital LLC executed a partial debt to equity conversion of the $46,400 short-term promissory note originally dated December 10, 2010 and purchased on August 20, 2012 from a private investor, in which they converted $4,083 in premium.  We issued WHC Capital LLC 3,711,600 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0011 per share.

On February 20, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $3,400 principal.  We issued Redwood 3,863,636 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00088 per share.

On February 20, 2013, a private investor executed a partial debt to equity conversion of a $95,000 Promissory Note originally dated August 15, 2012 which they purchased $5,000 Principal from Southridge on February 11, 2013, in which they converted $3,000 principal.  We issued the private investor 2,736,273 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0011 per share.

On February 22, 2013, Southridge executed a partial debt to equity conversion of a $25,000 short-term promissory note dated August 2, 2012 in which they converted $6,325 principal and $49 in interest.  We issued Southridge 5,794,832 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0011 per share.

On February 26, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $3,500 principal.  We issued Redwood 3,977,272 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00088 per share.

On February 27, 2013, WHC Capital LLC executed a partial debt to equity conversion of the $46,400 short-term promissory note originally dated December 10, 2010 and purchased on August 20, 2012 from a private investor, in which they converted $10,800 in premium.  We issued WHC Capital LLC 12,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0009 per share.

On March 5, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $3,950 principal.  We issued Redwood 4,488,636 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00088 per share.

On March 5, 2013, Black Arch executed a final debt to equity conversion of a $95,000 Promissory Note originally dated August 15, 2012 which they purchased $15,000 Principal from Southridge on February 11, 2013, in which they converted $7,500 principal and $44 in interest.  We issued Black Arch 8,382,648 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0009 per share.  On March 21, 2013 we issued Black Arch Group an additional 3,224,096 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On March 5, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $6,100 principal.  We issued Magna 6,931,819 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00088 per share.

On March 5, 2013, Southridge executed a partial debt to equity conversion of a $25,000 short-term promissory note dated August 2, 2012 in which they converted $4,865 principal and $60 in interest.  We issued Southridge 5,794,440 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00085 per share.

On March 7, 2013, a private investor executed a partial debt to equity conversion of a $95,000 Promissory Note originally dated August 15, 2012 which they purchased $5,000 Principal from Southridge on February 11, 2013, in

10-Q Table of Contents
which they converted $2,000 principal and $11 in interest.  We issued the private investor 2,365,882 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00085 per share.

On March 13, 2013, Southridge executed a final debt to equity conversion of a $25,000 short-term promissory note dated August 2, 2012 in which they converted $4,150 principal.  We issued Southridge 6,384,615 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00065 per share.

On March 13, 2013, Southridge executed a partial debt to equity conversion of a $30,000 short-term promissory note dated September 5, 2012 in which they converted $4,755 principal and $1,243 in interest.  We issued Southridge 9,227,292 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00065 per share.

On March 13, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $4,620 principal.  We issued Magna 7,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00066 per share.

On March 13, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $6,400 principal.  We issued Redwood 8,311,688 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00077 per share.

On March 13, 2013, WHC Capital LLC executed a partial debt to equity conversion of the $46,400 short-term promissory note originally dated December 10, 2010 and purchased on August 20, 2012 from a private investor, in which they converted $656 premium and $643 in interest.  We issued WHC Capital LLC 1,998,308 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00065 per share.

On March 14, 2013, SGI Group executed a partial debt to equity conversion of a $95,000 Promissory Note originally dated August 15, 2012 which they purchased $10,000 Principal from Southridge on February 11, 2013, in which they converted $6,700 principal and $70 in interest.  We issued SGI Group 10,416,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00065 per share.

On March 14, 2013, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $6,500 principal and $294 in interest.  We issued Levin Consulting Group 10,452,215 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00065 per share.

On March 20, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $5,250 principal.  We issued Redwood 8,750,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0006 per share.

On March 20, 2013, Panache executed a partial debt to equity conversion of a $25,000 short-term promissory note dated September 6, 2012 in which they converted $3,900 principal.  We issued Panache 6,500,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0006 per share.

On March 21, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $3,616 principal.  We issued Tangiers 6,026,789 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0006 per share.

On March 22, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $5,005 principal.  We issued Magna 7,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000715 per share.

10-Q Table of Contents

On March 27, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $7,049 principal.  We issued Tangiers 12,817,145 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00055 per share.

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

As of March 31, 2013, we owe a total of $1,852,487 of short term debt of which $1,193,524 is principal, $593,674 is accrued premium and $65,288 is accrued interest.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $2,825,959 principal, $432,190 in premium, and $86,385 in interest has been converted into 273,636,206 shares of our common stock of which 103,606 shares were collateral shares and 273,532,600 new shares were issued pursuant to Rule 144.  Out of the original 103,606 shares of common stock held as collateral, a balance of 7,122 shares remains on the $85,985 principal of the remaining notes.

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

The Note provides for funding in seven tranches as stipulated in the Funding Schedule attached.  The first tranche of $300,000 was closed on February 24, 2011, and we received $258,000 after deductions of $30,000 for a 10% Finder's Fee and $12,000 for an Origination Fee.  The second tranche of $100,000 closed on May 20, 2011, and we received $93,000 after deduction of $7,000 for a 7% Finder's Fee.  A partial closing on the third tranche of $35,000 closed on October 7, 2011 and we received $32,250 after deduction of $2,750 for a 7% Finder's Fee.  A partial closing on the third tranche of $25,000 closed on February 8, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder's Fee, which is $1,750.  A partial closing on the third tranche of $25,000 closed on February 29, 2012 and we received $25,000.  In connection with this partial third tranche we will pay a 7% Finder's Fee, which is $1,750.  A final closing on the third tranche of $15,000 closed on April 4, 2012 and we received $15,000.  In connection with this final third tranche we will pay a 7% Finder's Fee, which is $1,050.  We received $10,000 from a partial closing on the fourth tranche with JMJ on October 3, 2012.  In connection with this partial fourth tranche we will pay a 7% Finder's Fee, which is $700.  The remaining four tranches are to be funded based on achievement of milestones relating to the Registration Statement, with the final tranche of $300,000 being available 150 days after effectiveness of the Registration Statement, which must be effective 120 days after the date of the Agreement.  For the remaining four tranches, we are obligated to pay a Finder's Fee equal to 7% in cash at each closing date.  We may cancel the unfunded portion of the Agreement at a fee of 20% of the unfunded amount.  As of March 31, 2013, $1,290,000 in principal amount remains unfunded and if we choose to cancel we will have to pay JMJ $258,000 to terminate the agreement.

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

On February 20, 2013, JMJ executed a debt to equity conversion of $2,028 in principal of the fifth tranche of $25,000, which we closed on February 29, 2012; and $3,335 in principal of the sixth tranche of $15,000, which we closed on April 5, 2012.   We issued JMJ 2,910,000 common shares pursuant to Rule 144 based on a conversion price of $0.001843 per share.

On February 27, 2013, JMJ executed a debt to equity conversion of $5,226 in principal of the sixth tranche of $15,000, which we closed on April 5, 2012.  We issued JMJ 3,500,000 common shares pursuant to Rule 144 based on a conversion price of $0.001493 per share.

On March 5, 2013, JMJ executed a debt to equity conversion of $7,425 in principal of the sixth tranche of $15,000, which we closed on April 5, 2012.  We issued JMJ 5,400,000 common shares pursuant to Rule 144 based on a conversion price of $0.001377 per share.

On March 5, 2013, JMJ executed a debt to equity conversion of $2,229 in principal and interest of the sixth tranche of $15,000, which we closed on April 5, 2012; and $5,625 was the balance owed of consideration on the principal from the prior six tranches.  We issued JMJ 7,829,800 common shares pursuant to Rule 144 based on a conversion price of $0.001003 per share.

All debt conversions were consummated at the contractual terms agreed upon for each loan.  Accordingly, there was no gain/loss on conversions.

As of the March 31, 2013, we owe JMJ a total of $12,263 in long-term debt of which $10,000 is principal, $1,250 is consideration on the principal and $1,013 is interest.

10-Q Table of Contents

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

From January 1, 2012 to March 31, 2013, we issued 58 shares of our Series P Preferred Stock which has a stated value of $5,000 per share as collateral in connection with nine short-term promissory notes from an unaffiliated third party investor.  The total stated value of the collateral is $290,000.

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

10-Q Table of Contents

NOTE 12 – DERIVATIVE LIABILITY

Effective June 1, 2010, we adopted the ASC 815 guidance provided for Derivatives and Hedging which applies to any free standing financial instruments or embedded features that have characteristics of a derivative and to any free standing financial instruments that are potentially settled in an entity's own common stock.  As of September 30, 2011, we had 20 shares of Series L Convertible Preferred Stock outstanding for which the underlying common has a reset provision relating to the conversion price.  As a result of the reset provision we recorded a Derivative Liability of $64,524 which accrued on the date of issuance and recorded an increase of $137,631 as a result in changes in the market price of our stock.  The total Derivative Liability for the Series L Convertible Preferred Stock for the fiscal year ended June 30, 2010 was $202,156.  For the quarter ending September 30, 2010, we recorded additional Derivative Expense of $19,355 due to a conversion rate adjustment from $.0211 to $.019933 associated with Series L Convertible Preferred Stock issued to the holder.  For the quarter ending December 31, 2010, we recorded additional Derivative Expense of $81,827 due to a conversion rate adjustment from $.019933 to $.015 associated with Series L Convertible Preferred Stock issued to the holder.  On January 6, 2011, the investor converted 15 shares of the Series L Convertible Preferred Stock into 20,000 shares of common stock.  On May 11, 2011, we obtained a waiver from the private investor where the investor agreed to convert no additional Series L Convertible Preferred Stock into common shares until the approval by our shareholders of an increase in authorized common stock at our next annual meeting to be held on July 12, 2011.  Due to this conversion and the receipt of the waiver, we retired $303,337 of Derivative Liability.  Because of the fixed conversion price established at the time of the waiver, no further Derivative Liability was recorded.  At the annual meeting, our shareholders voted to increase our authorized shares to 2,000,000,000 and the waiver for the holder to convert to common was terminated.

We have notes payable outstanding that can be converted into our common stock at any time at the option of the note holder.  The number of shares to be issued is made pursuant to conversion notices by the note holder and is based on agreed-upon formulas.  The conversions have no floor and thus give rise to a derivative liability in accordance with ASC 815.  The derivative liabilities associated with these conversion notices are valued using the Black Scholes Pricing Model and are marked-to-market at the end of each quarter.  As of March 31, 2013 and June 30, 2012, we had derivative liabilities reported in our balance sheet in connection with these types of options totaling $611,940 and $961,058, respectively and recorded as gain on change in fair value of derivative liabilities in our statement of operations $297,077 and $1,337,298 for the three and nine months ended March 31, 2013, respectively.  Gain on change in fair value was $399,170 and $1,484,827 for the three and nine months ending March 31, 2012, respectively.

10-Q Table of Contents

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments.  After a review of our accounts receivable, the Company has recorded an allowance of $1,088 for doubtful accounts.  The fair value of the Company's debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities.  At March 31, 2013 and 2012, the aggregate fair value of the Company's debt obligations approximated its carrying value.

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

10-Q Table of Contents

The following table sets forth the Company's financial instruments as of March 31, 2013 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 820, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value

Liabilities:
Series L Convertible Preferred Stock	$	$	$(200,000)	$(200,000)
Series L Accrued Dividend Payable			$(67,426)	$(67,426)
Derivative Liability			$(611,940)	$(611,940)

At March 31, 2013, the carrying amount of the Series L Convertible Preferred Stock at stated value is deemed to be the fair value.  The balance sheet also reflects a liability for the accrued dividend payable on the Series L Convertible Preferred Stock.

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

NOTE 14 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	Mar. 31, 2013	June 30, 2012
Furniture and fixtures	$257,565	$257,565
Computers, equipment and software	426,873	426,873
CTLM® software costs	352,932	352,932
Trade show equipment	298,400	298,400
Clinical equipment	428,034	435,534
Laboratory equipment	212,560	212,560

Total Equipment	1,976,364	1,983,864
Less: accumulated depreciation	(1,856,425)	(1,852,712)

Total Equipment - Net	$119,939	$131,152

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

10-Q Table of Contents

NOTE 15 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	Mar. 31, 2013	June 30, 2012
Accounts payable - trade	$815,393	$928,385
Accrued tangible personal property taxes payable	6,000	6,000
Accrued compensated absences	41,417	41,417
Accrued wages, payroll taxes and penalties	2,050,092	2,100,436
Other accrued expenses	157,023	141,740

Totals	$3,069,925	$3,217,978

As of March 31, 2013, we owe $725,639 in accrued wages and $1,324,453 in accrued payroll taxes.  The $1,324,453 in accrued payroll taxes represents unfunded payroll taxes, interest and penalties commencing with the quarter ending March 31, 2010.  The reason we incurred the penalties and interest was due to the difficulty in raising capital to have sufficient funds to pay the taxes.

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

From July 1, 2012 through March 31, 2013, we have made payments to the IRS totaling $230,490.  We have paid all of our payroll taxes payable for the calendar year 2012 and 2013.  Of the $230,490, we made two $15,000 payments totaling $30,000 during the quarter ending December 31, 2012 and three $15,000 payments totaling $45,000 during the quarter ending March 31, 2013 as per our Installment Agreement.  We paid accrued payroll taxes totaling $67,359 for the quarter ending March 31, 2012 and $21,134 for the quarter ending June 30, 2012.  We paid a total of $33,091 in payroll taxes for the quarter ending September 30, 2012; $14,368 for the quarter ending December 31, 2012; and $18,927 for the quarter ending March 31, 2013.

If we ultimately are unable to pay the outstanding payroll tax, penalties and interest on a timetable pursuant to the terms of the Installment Agreement, we may have to cease operations.

10-Q Table of Contents

NOTE 16 – SUBSEQUENT EVENTS

On May 1, 2013, our Board of Directors appointed Elizabeth J. Shotmeyer to serve on our Board.  Ms. Shotmeyer, prior to her appointment as a Director, had loaned the Company a principal amount of $91,950.  At the time these loans were made Ms. Shotmeyer was deemed an unaffiliated third party investor.  Immediately upon her appointment she became an affiliated party.  The appointment of Ms. Shotmeyer will fill one vacancy on our Board of Directors.  Ms. Shotmeyer was appointed to the Compensation Committee.  Ms. Shotmeyer has held executive positions in the oil, gas, and real estate sectors for over 40 years, from 1964-2004.  She has held several roles such as Director and Vice President at United States Oil Corporation and related companies, located in New Jersey.  She has owned and operated oil tank farms in New York, Delaware and Virginia.  Ms. Shotmeyer is currently the owner of Shotmeyer Enterprises LLC and Big Shot Communications located in Florida. She has served on various boards from 1989-1993, including but not limited to the Board of Directors for Children's Museum of Boca Raton. In 1972, Ms. Shotmeyer earned her B.A. in English (Pre Law) from University of La Verne, Pomona, CA.  Ms. Shotmeyer witnessed her mother's struggle with breast cancer, a devastating battle that resulted in her mother's demise.  As a result, she is a firm believer of innovative methods of early detection.  Ms. Shotmeyer is appointed to serve as a director until our 2013 annual meeting of shareholders or until her earlier resignation or removal.

In April 2013, we received $8,000 from Linda Grable, our CEO and Chairman of the Board, pursuant to a short-term promissory note.  Ms. Grable is deemed an affiliated party.  The note provides for a redemption premium of 15% of the principal amount on or before March 31, 2014.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Ms. Grable may elect at any time to convert any part or all of the $8,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In April 2013, we received $10,000 from a private investor pursuant to a short-term promissory note with a maturity date of April 2, 2014.  The note provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $10,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In April 2013, we received $32,500 from Asher Enterprises pursuant to a short-term promissory note due on or before January 14, 2014.  We received net proceeds of $30,000 after deductions of $2,500 for legal fees.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Asher Enterprises may elect at any time after 180 days to convert any part or all of the $32,500 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 58% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  We reserved 2,662,000,000 shares of our common stock in connection with this loan.

On April 25, 2013, the private investor sold $16,000 Principal of his $16,000 note to Tangiers Investment Group LLC.  The full sale of the note was for $21,916 ($16,000 Principal, $4,000 Premium and $1,916 Interest).  On April 25, 2013, we entered into a new Promissory Note with Tangiers Capital for $21,916 in Principal with a maturity date of April 24, 2014.  Interest will accrue at 15% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $21,916 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

On April 25, 2013, the private investor sold $11,648 Principal of his $22,000 note to Tangiers Investment Group LLC.  The full sale of the note was for $18,084 ($11,648 Principal, $3,947 Premium and $2,489 Interest).  On April 25, 2013, we entered into a new Promissory Note with Tangiers Capital for $18,084 in Principal with a maturity date of April 24, 2014.  Interest will accrue at 15% per annum until maturity above and beyond the premium.  The holder

10-Q Table of Contents
may elect at any time to convert any part or all of the $18,084 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In April 2013, we received $20,000 from Tangiers Investment Group, LLC ("Tangiers") pursuant to a short-term promissory note due on or before April 24, 2014.  We received net proceeds of $15,000 after deductions of $2,500 for legal fees and $2,500 for a consulting fee.  Interest will accrue at 15% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $20,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In April 2013, we received $5,000 from Redwood Management LLC ("Redwood") pursuant to a $125,000 short-term promissory note dated January 18, 2013.  The terms of the note provide that the Redwood will pay $25,000 every 30 days from execution of the note until the entire $125,000 is paid in full.  The note provides a maturity date of January 18, 2014.  Interest will accrue at 12% per annum on the aggregate unconverted outstanding principal amount.  Redwood may elect at any time to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.

Debt to Equity Conversions:

On April 1, 2013, Southridge executed a partial debt to equity conversion of a $30,000 short-term promissory note dated September 5, 2012 in which they converted $14,990 principal and $66 in interest.  We issued Southridge 23,163,689 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00065 per share.

On April 1, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $5,500 principal.  We issued Redwood 9,166,667 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0006 per share.

On April 2, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $4,628 principal.  We issued Tangiers 9,256,920 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0005 per share.

On April 4, 2013, WHC Capital LLC executed a partial debt to equity conversion of the $10,000 short-term promissory note originally dated November 20, 2009 and purchased on March 22, 2013 from a private investor, in which they converted $6,864 in premium.  We issued WHC Capital LLC 17,160,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.004 per share.

On April 5, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $8,169 principal.  We issued Tangiers 32,676,600 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0005 per share.

On April 5, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $2,600 principal.  We issued Redwood 9,454,545 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000275 per share.

10-Q Table of Contents
On April 5, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $4,015 principal.  We issued Magna 14,600,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000275 per share.

On April 8, 2013, Southridge executed a partial debt to equity conversion of a $30,000 short-term promissory note dated September 5, 2012 in which they converted $9,240 principal and $25 in interest.  We issued Southridge 23,161,811 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0004 per share.  On April 24, 2013 we issued Southridge an additional 13,897,087 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On April 9, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $4,380 principal.  We issued Magna 19,909,091 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00022 per share.

On April 9, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $7,626 principal.  We issued Tangiers 38,129,900 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0002 per share.

On April 15, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $7,577 principal.  We issued Tangiers 50,513,800 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00015 per share.

On April 18, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $3,200 principal.  We issued Redwood 29,090,909 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00011 per share.

On April 19, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $6,600 principal.  We issued Magna 60,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00011 per share.

On April 19, 2013, Panache executed a partial debt to equity conversion of a $25,000 short-term promissory note dated September 6, 2012 in which they converted $5,920 principal.  We issued Panache 59,200,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0006 per share.

On April 22, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $5,396 principal.  We issued Tangiers 53,964,900 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On April 23, 2013, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $6,500 principal and $349 in interest.  We issued Levin Consulting Group 68,493,200 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On April 23, 2013, SGI Group executed a final debt to equity conversion of a $95,000 Promissory Note originally dated August 15, 2012 which they purchased $10,000

10-Q Table of Contents
Principal from Southridge on February 11, 2013, in which they converted $3,300 principal and $85 in interest.  We issued SGI Group 33,853,200 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.  On April 24, 2013 we issued SGI Group an additional 33,835,200 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On April 23, 2013, SGI Group executed a partial debt to equity conversion of a $15,000 short-term promissory note dated August 20, 2012 in which they converted $3,250 principal and $220 in interest.  We issued SGI Group 34,698,300 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.  On April 24, 2013 we issued SGI Group an additional 34,698,300 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On April 24, 2013, Southridge executed a final debt to equity conversion of a $30,000 short-term promissory note dated September 5, 2012 in which they converted $1,015 principal and $2 in interest.  We issued Southridge 5,086,123 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0002 per share.

On April 24, 2013, Southridge executed a partial debt to equity conversion of a $30,000 short-term promissory note dated September 19, 2012 in which they converted $3,485 principal and $1,427 in interest.  We issued Southridge 49,118,493 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On April 24, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $4,300 principal.  We issued Redwood 39,090,909 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00011 per share.

On April 26, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $4,000 principal.  We issued Tangiers 79,995,200 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On April 29, 2013, Linda Grable, our CEO and Chairman of the Board, executed a debt to equity conversion of an $8,000 short-term promissory note dated April 1, 2013 in which she converted $8,000 principal.  We issued Linda Grable 80,000,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.  Ms. Grable is deemed an affiliated party.

On April 30, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $6,600 principal.  We issued Magna 120,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000055 per share.

On April 30, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $5,485 principal.  We issued Tangiers 109,696,200 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On May 3, 2013, WHC Capital LLC executed a final debt to equity conversion of the $10,000 short-term promissory note originally dated November 20, 2009 and purchased on March 22, 2013 from a private investor, in which they converted $3,136 in premium and $56 in interest.  We issued WHC Capital LLC 63,847,600 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

10-Q Table of Contents
On May 6, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $6,633 principal.  We issued Tangiers 132,663,600 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On May 8, 2013, Southridge executed a partial debt to equity conversion of a $30,000 short-term promissory note dated September 19, 2012 in which they converted $4,065 principal and $46 in interest.  We issued Southridge 82,229,841 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On May 9, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $3,998 principal.  We issued Redwood 79,960,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On May 9, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $11,000 principal.  We issued Magna 200,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000055 per share.

On May 10, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $9,221 principal.  We issued Tangiers 184,425,800 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

All debt conversions were consummated at the contractual terms agreed upon for each loan.  Accordingly, there was no gain/loss on conversions.

As of the date of this report, we owe a total of $1,760,386 of short term debt of which $1,129,436 is principal, $571,018 is accrued premium and $59,931 is accrued interest.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $2,964,632 principal, $450,830 in premium, and $91,701 in interest has been converted into 2,159,559,970 shares of our common stock of which 103,606 shares were collateral shares and 2,159,559,970 new shares were issued pursuant to Rule 144.  Out of the original 103,606 shares of common stock held as collateral, a balance of 7,122 shares remains on the $85,985 principal of the remaining notes.

As of the date of this report, we owe a total of $12,263 in long-term debt.  Of the $12,263 we owe a total of $10,000 in principal, $1,250 is consideration on the principal and $1,013 is interest.

As of the date of this report, if all of the outstanding convertible promissory notes totaling $1,772,649 were converted based on the closing bid price of $0.0001, we would be required to issue approximately 25 billion shares.  Based on the 2,124,402,540 current issued and outstanding shares and our current authorized of 10 billion shares, we would require an additional 17 billion authorized shares to satisfy the potential conversions.

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

Progress toward re-submitting a PMA application during Fiscal Year 2012 and the ten months of Fiscal Year 2013 was significantly delayed and then eventually halted simply due to lack of funding to hire the necessary FDA consultants required to assist in the process.  Our employees had reached their level of FDA expertise related to preparing the "ground work" for a PMA application submission and could not proceed any further without the expert assistance of FDA consultants.

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

As of the date of this report, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through March 31, 2013 of $121,131,930 after discounts and dividends on preferred stock.  We anticipate that losses from operations will continue for at least the next 12 months, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, expenses associated with our FDA approval process, and the costs associated with advanced product development activities.  We will need sufficient financing through the sale of equity or debt securities to complete the approval process and, in the event that we obtain marketing clearance, to have sufficient funding to launch the CTLM® in the U.S. There can be no assurance that we will obtain this financing.  Finally, there can be no assurance that we will obtain FDA marketing clearance, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

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

RESULTS OF OPERATIONS

SALES AND COST OF SALES

We are continuing to develop our international markets through our global commercialization program.  In the quarter ended March 31, 2013, we recorded revenues of $1,238 representing a decrease of $161,962 from $163,200 during the quarter ended March 31, 2012.  The Cost of Sales during the quarter ended March 31, 2013, were $517 representing a decrease of $29,304 or 98% from $29,821 during the quarter ended March 31, 2012.  The revenue of $1,238 and cost of sales of $517 is from the sale of replacement parts to our distributors.

Revenues for the nine months ended March 31, 2013, were $27,238 representing a decrease of $184,482 or 87% from $211,720 in the corresponding period in 2012.  The Cost of Sales during the nine months ended March 31, 2013, was $4,189 representing a decrease of $31,706 or 88% from $35,895 in the corresponding period in 2012.  Of the revenue of $27,238 and cost of sales of $4,189, the revenue of $25,000 and cost of sales of $3,672 is from the

10-Q Table of Contents
installment sale of our CTLM® system to one of our distributors and the revenue of $1,238 and cost of sales of $517 is from the sale of parts and servicing the CTLM® to our distributors.  This sale represented one new CTLM® System sold during the nine months ended March 31, 2013.

Other Income for the three and nine months ended March 31, 2013, was $18,704 and $73,330.  Of the $18,704, $18,000 represented the extinguishment of debt and $704 represented the use of our facilities by Bioscan and consulting with our engineers pursuant to the Bioscan Agreement (See Part II, Item 5, Other Information, "Laser Imager for Lab Animals").  Of the $73,330, $71,219 represented the extinguishment of debt and $2,111 represented the use of our facilities by Bioscan and consulting with our engineers pursuant to the Bioscan Agreement.

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the three and nine months ended March 31, 2013, were $263,025 and $701,702, respectively, representing decreases of $178,979 or 40% and $1,152,523 or 62%, from $442,004 and $1,854,225 in the corresponding periods in 2012.  Of the $263,025, compensation and related benefits comprised $158,054 (60%) compared to $284,874 (64%), during the three months ended March 31, 2012.  Of the $158,054 and $284,874 compensation and related benefits, $0 (0%) and $7,819 (3%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $701,702, compensation and related benefits comprised $264,630 (38%), compared to $889,813 (48%), during the nine months ended March 31, 2012.  Of the $264,630 and $889,813 compensation and related benefits, $24,400 (9%) and $10,656 (1%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $178,979 is due primarily from $126,820 in compensation and related benefits as a result of a reduction of staff; $50,345 in premium expenses associated with the short-term promissory notes; $8,757 in payroll tax penalty and interest expense; $6,037 in cell phone expenses; $3,903 in additional consideration expense associated with our short-term promissory notes; and $2,800 in accounting expenses.  The decreases were partially offset by an increase of $20,897 in legal expenses involving corporate and securities matters.

The nine-month decrease of $1,152,523 is a net result.  The significant decreases of $625,183 in compensation and related benefits as a result of a reduction of staff and the executives not accruing any compensation for two of the three quarters; $177,371 in premium expense due to a reduction in the principal amount of new short-term promissory notes issued during the quarter; $119,500 in original issue discounts associated with our short-term promissory notes; $71,407 in payroll tax penalty and interest expense; $34,189 in consulting expenses; $26,026 in cell phone expenses ; $20,300 in accounting expenses; $13,968 in Directors and Officers' Liability insurance; $13,793 in rent expense; $10,822 in legal fees for the maintenance of patents; $9,390 in additional consideration expense associated with our short-term promissory notes; and $7,153 in additional consideration expense associated with our short-term promissory notes.

We do not expect a material increase in our general and administrative expenses until we realize significant revenues from the sale of our product.

RESEARCH AND DEVELOPMENT

Research and development expenses during the three and nine months ended March 31, 2013, were $33,002 and $115,082, respectively, representing decreases of $94,480 or 74% and $412,552 or 78%, from $127,482 and $527,634 in the corresponding periods in 2012.  Of the $33,002, compensation and related benefits comprised $30,627 (93%), compared to $134,382 (105%) during the three months ended March 31, 2012.  Of the $30,627 and $134,382 compensation and related benefits, $0 (0%) and $758 (1%), respectively, were due to non-cash compensation related to expensing stock options.

10-Q Table of Contents

Of the $115,082, compensation and related benefits comprised $108,972 (95%), compared to $479,175 (91%) during the nine months ended March 31, 2012.  Of the $108,972 and $479,175 compensation and related benefits, $2,275 (13%) and $2,275 (1%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $94,480 is due primarily to a decrease of $103,755 in compensation and related benefits due to a reduction in staff which was partially offset by an increase of $11,375 in consulting expenses.

The nine-month decrease of $412,552 is due primarily to decreases of $370,203 in compensation and related benefits due to a reduction in staff; $15,450 in consulting expenses; $4,558 in legal expenses associated with patent applications and $3,931 in legal expenses involving FDA matters.

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

SALES AND MARKETING

Sales and marketing expenses during the three and nine months ended March 31, 2013, were $31,241 and $83,388, respectively, representing decreases of $64,411 or 67% and $297,138 or 78%, from $95,962 and $380,526 in the corresponding periods in 2012.  Of the $31,241, compensation and related benefits comprised $18,630 (60%), compared to $18,813 (23%) during the three months ended March 31, 2012.  Of the $18,630 and $18,813 compensation and related benefits, $0 (0%) and $113 (1%), respectively, were due to non-cash compensation related to expensing stock options.

Of the $83,388, compensation and related benefits comprised $56,489 (68%), compared to $57,050 (15%) during the nine months ended March 31, 2012.  Of the $56,489 and $57,050 compensation and related benefits, $4,000 (7%) and $338 (1%), respectively, were due to non-cash compensation related to expensing stock options.

The three-month decrease of $64,411 is primarily due to decreases of $11,441 in travel expenses; $11,250 in trade show expenses; $2,185 in public relations expense (cost of issuing press releases); $9,566 in regulatory expenses; and a reduction of bad debt expense totaling $26,250.

The nine-month decrease of $297,138 is primarily due to decreases of $126,123 in trade show expenses; $68,409 in travel expenses; $12,098 in advertising and promotion; $11,851 in public relations expense (cost of issuing press releases); $10,923 in freight expenses ; $8,667 in regulatory expenses; and a reduction of bad debt expense totaling $43,913.

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

10-Q Table of Contents

AGGREGATED OPERATING EXPENSES

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the three months ended March 31, 2013 and 2012, which were $338,977 and $683,033 respectively, we had a decrease of $344,056 or 50%.

In comparing our total operating expenses (general and administrative, research and development, sales and marketing, inventory valuation adjustments and depreciation and amortization) in the nine months ended March 31, 2013 and 2012, which were $937,625 and $2,824,915 respectively, we had a decrease of $1,887,290 or 67%.

The decrease of $344,056 in the three-month comparative period was primarily due to decreases of $178,979 in general and administrative expenses; $94,480 in research and development expenses, $64,411 in sales and marketing expenses and $2,535 in depreciation and amortization.

The decrease of $1,887,290 in the nine-month comparative period was primarily due to decreases of $1,152,523 in general and administrative expenses; $412,552 in research and development expenses; $297,138 in sales and marketing expense; and $12,802 in depreciation and amortization.

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

Inventory Valuation Adjustments during the three and nine months ended March 31, 2013, were $1,927 and $8,108, respectively, representing decreases of $3,651 or 65% and $12,275 or 60%, from $5,578 and $20,383, respectively, during the three and nine months ended March 31, 2012.  The fluctuations were due to the write-down of systems that have lost value to due usage as demonstrators on consignment.

Compensation and related benefits during the three and nine months ended March 31, 2013, were $207,312 and $430,091, respectively, representing decreases of $230,758 or 53% and $995,947 or 70% from $438,069 and $1,426,038, respectively, during the three and nine months ended March 31, 2012.  Of the $207,312 and $430,091compensation and related benefits, $0 (0%) and $42,671 (10%), respectively, were due to non-cash compensation associated with expensing stock options, which were a decrease of $8,690 or 100% and an increase of $29,402 or 222% from $8,690 and $13,269 during the three and nine months ended March 31, 2012.

Interest expense during the three and nine months ended March 31, 2013, was $291,596 and $654,945, respectively, representing an increase of $94,768 or 48% and a decrease of $436,213 or 40% from $196,828 and $1,091,158, respectively, during the three and nine months ended March 31, 2012.  Of the $291,596 and $654,945, respectively, $264,557 and $591,236 is associated with the amortization of the debt discount on the convertible notes at below market prices on the Short-Term and Long-Term Promissory Notes during three and nine months ended March 31, 2013.  See Part II. Item 5.  Other Information – "Financing/Equity Line of Credit".

10-Q Table of Contents

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $31,707 as of March 31, 2013.  This is an increase of $30,084 from $1,623 as of June 30, 2012.  During the quarter ending March 31, 2013, we received no cash from the sale of common stock through our private equity agreement with Southridge, and we received a net of $292,650 from short term loans and a net of $0 from long-term loans.    See Part II. Item 5, – "Financing/Equity Line of Credit"

We do not expect to generate a positive internal cash flow for at least the next 12 months due to increased costs associated with conducting the clinical trial and preparing the FDA application for Pre-Market Approval and submitting it to the FDA, an anticipated increase in marketing and manufacturing expenses associated with the international commercialization of the CTLM®, and the costs associated with product development activities and the time required for homologations from certain countries.

Property and Equipment was valued at $119,939 net as of March 31, 2013.  The overall decrease of $11,213 from June 30, 2012 is due primarily to depreciation recorded for the first, second and third quarter.

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

Since inception we have financed our operating and research and product development activities through several Regulation S and Regulation D private placement transactions, with loans from unaffiliated third parties, and through a sale/lease-back transaction involving our former headquarters facility.  Net cash used for operating and product development expenses during the nine months ending March 31, 2013, was $687,566, primarily due to the costs of wages and related benefits, legal and consulting expenses, research and development expenses, clinical expenses, and travel expenses associated with clinical and sales and marketing activities.  At March 31, 2013, we had working capital of $(4,837,649) compared to working capital of ($5,650,805) at June 30, 2012.

During the third quarter ending March 31, 2013, we did not raise any money through the sale of shares of common stock pursuant to our Amended Private Equity Credit Agreement with Southridge dated January 7, 2010 and we received a net of $292,650 from short-term loans and a net of $0 from long-term loans.  See Item 5. Other Information "Financing – Equity Line of Credit."  We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales and the expected costs of commercializing our initial product, the CTLM®, in the international market and the expense of continuing our ongoing product development program.  We will require additional funds for operating expenses, FDA regulatory processes, manufacturing and marketing programs and to continue our product development program.  We expect to use our Amended Private Equity Agreement with Southridge and/or alternative financing facilities to raise the additional funds required to continue operations.  In the event that we are unable or elect not to utilize the Amended Private Equity Agreement with Southridge or any successor agreement(s) on comparable terms, we would have to raise the additional funds required by either equity or debt financing, including entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or by placing equity into the public market through an underwritten secondary offering.  If additional funds are raised by issuing equity securities, whether to Southridge or other investors, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

10-Q Table of Contents

Capital expenditures for the three months ending March 31, 2013, were $0 as compared to $0 for the three months ending March 31, 2012.  We anticipate that the balance of our capital needs for the fiscal year ending June 30, 2013 will be approximately $10,000.

There were no other changes in our existing debt agreements other than extensions, and we had no outstanding bank loans as of March 31, 2013.  Our fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained.  We will require substantial additional funds for our product development programs, operating expenses, regulatory processes, and manufacturing and marketing programs.  Our future capital requirements will depend on many factors, including the following:

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

On May 8 2013, we issued Michael Addley, our COO, 120,645,200 shares of restricted common stock for partial payment of accrued wages.  The aggregate fair value of the issuance was $36,194.

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

Issuance of Stock in Connection with Short-Term Loans
In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  $30,000 principal on one of the notes was sold to OTC Global Partners in September 2012.  $10,000 premium on one of the notes was sold to WHC Capital LLC on March 22, 2013.  As of March 31, 2013, we have repaid an aggregate principal and premium in the amount of $148,500 on these short-term notes and owe a balance of $196,300 of which $70,000 is the principal remaining.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000

10-Q Table of Contents
note were made through June 30, 2012 for 3% additional premium per month.  However, as of June 30, 2012, we are accruing this 3% additional premium per month but have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with all of the extensions, a total of $89,800 of additional premium was accrued as of March 31, 2013.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 48,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through June 30, 2012 for 3% additional premium per month on each note.  We have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with these extensions a total of $284,420 of additional premium was accrued for the December 2009 notes as the date of this report.  In April 2011, Southridge purchased a total of $200,000 in principal value of promissory notes from the private investor.  All conversions before December 10, 2012, were adjusted to reflect a 1 for 500 reverse split effective that date.  As of March 31, 2013, Southridge has converted $180,515 principal and $55,600 premium into 2,257,052 shares of which 41,493 shares of our common stock that was previously issued as collateral.

On December 12, 2012, the private investor sold $180,769 of a promissory note originally dated December 15, 2009 to ASC Recap.  The terms of the original note remain the same except that the holder may elect at any time to convert any part or all of the $180,769 into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 18,000,000 shares of our common stock in connection with this transaction.

On January 3, 2013, Magna Group, LLC ("Magna") purchased $100,000 principal of a Promissory Note dated December 10, 2009 from a private investor.  A new Convertible Promissory Note was issued to Magna on January 3, 2013 with a maturity date of September 3, 2013.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due shall bear an interest rate of 22% from the due date until paid.  Magna may elect at any time to convert any part or all of the $100,000 plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.  We reserved 50,000,000 shares of our common stock in connection with this transaction.

On January 18, 2013, Redwood Management LLC ("Redwood") purchased $100,000 principal of a $100,000 Promissory Note originally dated December 14, 2009 from a private investor.  Redwood may elect at any time to convert any part or all of the $100,000 into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the 15 trading days immediately prior to the date of the conversion notice.  We reserved 100,000,000 shares of our common stock in connection with this transaction.

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

10-Q Table of Contents
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

In November and December 2010, we received a total of $145,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before March 31, 2011.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at any time to convert any part or all of the $145,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In January 2011, we received a total of $157,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at any time to convert any part or all of the $157,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In February 2011, we received a total of $115,000 from Southridge pursuant to two short-term promissory notes.  Both notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $115,000 Principal Amount of the Notes plus accrued interest into shares of

10-Q Table of Contents
our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In March 2011, we received $60,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $60,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In April 2011, we received $165,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $165,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In May 2011, we received $80,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $80,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In July 2011, we received $150,000 from Southridge pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to February 29, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $150,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In August 2011, we received $82,500 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $7,500, respectively.  The $100,000 note provided for a $25,000 original issue discount and both notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to February 23, 2013 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $107,500 principal amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  The $100,000 and the $7,500 note have been paid in full through the conversion to common stock pursuant to Rule 144.

In August 2011, we received $50,000 from OTC Global Partners, LLC pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before March 1, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  OTC Global Partners, LLC may elect at any time to convert any part or all of the $50,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.014 or (b) 65% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

10-Q Table of Contents
In September 2011, we received $133,000 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $100,000, respectively.  One of the $100,000 notes provided for a $33,000 original issue discount and the other $100,000 note provided a $34,000 original issue discount.  The notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to December 31, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $200,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  The $100,000 note has been paid in full through the conversion to common stock pursuant to Rule 144.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 12, 2012.  We received an extension of maturity date to December 31, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 26, 2012.  We received an extension of maturity date to December 31, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In October 2011, we received $78,500 from Asher Enterprises pursuant to a short-term promissory note due on or before July 26, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Asher Enterprises may elect at any time after 180 days to convert any part or all of the $78,500 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 58% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In November 2011, we received $20,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $20,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

On November 21, 2011, Southridge sold their May 12, 2011 $60,000 short-term promissory note to Panache Capital, LLC ("Panache").  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

In November 2011, we received $40,000 from Panache pursuant to a short-term promissory note.  The note provides a maturity date of November 21, 2012.  Interest will accrue at 10% per annum until maturity.  Panache may elect at any time to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into

10-Q Table of Contents
shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In November 2011, we received $53,000 from Asher Enterprises pursuant to a short-term promissory note due on or before September 5, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Asher Enterprises may elect at any time after 180 days to convert any part or all of the $53,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 58% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In December 2011, we received $17,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 18, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $17,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

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

In January 2012, we received a total of $175,200 from an unaffiliated third party investor pursuant to five short-term promissory notes with a maturity date ranging from March 5, 2012 to March 20, 2012.  The notes provided for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 38 Series P Preferred Stock to the investor as collateral with a total stated value of $190,000.  We received an extension of maturity to June 4, 2012 for these notes.  Thereafter, a late fee premium of 1% per month will be due if unpaid.  We have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  On March 20, 2013, the private investor sold $57,600 Principal of his $57,600 note to Tangiers Investment Group LLC.  The full sale of the note was for $75,969 ($57,600 Principal, $8,640 Premium, $4,032 Late Fee Premium and $5,697 Interest).  On March 20, 2013, we entered into a new Promissory Note with Tangiers Capital for $75,969 in Principal with a maturity date of March 19, 2014.  Interest will accrue at 15% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $75,969 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

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

On February 23, 2012, Southridge sold their $100,000 short-term promissory note to Panache Capital, LLC ("Panache") of which a balance of $70,000 principal was remaining after Southridge converted $30,000 principal in a debt to equity conversion on February 17, 2012.  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In February 2012, we received $25,000 from Panache pursuant to a short-term promissory note.  The note provides a maturity date of February 28, 2013.  Interest will accrue at 10% per annum until maturity.  Panache may elect at any time to convert any part or all of the $25,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 55% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In March 2012, we received $30,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before March 18, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In April 2012, we received $11,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $11,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In April 2012, we received $2,500 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before April 25, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $2,500 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

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

In May 2012, we received $8,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 14, 2013.  Interest will accrue at 8% per

10-Q Table of Contents
annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $8,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In May 2012, we received $13,000 from Linda Grable, our CEO and Chairman of the Board, pursuant to a short-term promissory note.  Ms. Grable is deemed an affiliated party.  The note provides for a redemption premium of 15% of the principal amount on or before May 21, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Ms. Grable may elect at any time to convert any part or all of the $13,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In May 2012, we received $32,000 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from May 17, 2013 to May 20, 2013.  The notes provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $32,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In June 2012, we received $6,672 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before June 17, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $6,672 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In June 2012, we received $14,000 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from June 6, 2013 to June 20, 2013.  The notes provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $14,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In July 2012, we received $20,100 from a private investor pursuant to four short-term promissory notes with a maturity date ranging from July 9, 2013 to July 24, 2013.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $20,100 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In August 2012, we received $25,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $25,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.  We reserved 50,000,000 shares of our common stock in connection with this loan.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In August 2012, we received $95,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert

10-Q Table of Contents
any part or all of the $95,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date. We reserved 400,000,000 shares of our common stock in connection with this loan.

On August 20, 2012, Southridge sold $70,000 of their original $100,000 short-term promissory note dated October 12, 2011 to Levin Consulting Group.  The terms of the original note remain the same except that the holder may elect at any time to convert any part or all of the $70,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In August 2012, we received $35,000 from Levin Consulting Group pursuant to a short-term promissory note with a maturity date of August 20, 2013.  The note provides for a redemption premium of 15% of the principal amount on or before November 18, 2012; 20% on or before December 18, 2012; 25% on or before January 17, 2013; and 30% on or before February 16, 2013.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $35,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

On August 20, 2012, Southridge sold $30,000 of their original $100,000 short-term promissory note dated October 12, 2011 to SGI Group LLC ("SGI").  The terms of the original note remain the same except that the holder may elect at any time to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In August 2012, we received $15,000 from SGI pursuant to a short-term promissory note with a maturity date of August 20, 2013.  The note provides for a redemption premium of 15% of the principal amount on or before November 18, 2012; 20% on or before December 18, 2012; 25% on or before January 17, 2013; and 30% on or before February 16, 2013.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $15,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In September 2012, we received $29,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $30,000.  The note provides for a $1,000 original issue discount.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 150,000,000 shares of our common stock in connection with this loan.

10-Q Table of Contents

In September 2012, we received $25,000 from Panache pursuant to a short-term promissory note of which the principal on the note was $30,000.  The note provides for a $5,000 original issue discount.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Panache may elect at any time to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 200,000,000 shares of our common stock in connection with this loan.

In September 2012, we received $30,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 20% on or before December 17, 2012; 25% on or before March 17, 2013; and 30% on or before June 15, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 700,000,000 shares of our common stock in connection with this loan.

On September 26, 2012, a private investor sold $30,000 of its original $100,000 short-term promissory note dated November 23, 2009 to OTC Global Partners.  The terms of the original note remain the same except that the new note provides for a new redemption premium of 15% of the principal amount on or before September 25, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  OTC Global Partners may elect at any time to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In October 2012, we received $20,000 from Panache pursuant to a short-term promissory note.  The note provides a maturity date of September 28, 2013.  Interest will accrue at 10% per annum until maturity.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Panache may elect at any time to convert any part or all of the $20,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In October 2012, we received $38,500 from FLUX Carbon Starter pursuant to a short-term promissory note.  The note provides a maturity date of October 3, 2013.  We received net proceeds of $33,250 after deductions of $3,500 for legal fees and $1,750 for a finder's fee.  Interest will accrue at 10% per annum until maturity.  FLUX Carbon Starter may elect at any time to convert any part or all of the $38,500 principal amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In October 2012, we received $27,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $40,000 and the maturity date of the note is March 31, 2013.  The note provides for a $13,000 original issue discount.  The note provides for a redemption premium of 20% on or before January 7, 2013; 25% on or before April 7, 2013; and 30% on or before July 15, 2013.  Interest will accrue at 8% per annum until

10-Q Table of Contents
maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 300,000,000 shares of our common stock in connection with this loan.

In October 2012, we received $1,000 from Southridge pursuant to a short-term promissory note.   The note provides a maturity date of April 30, 2013.  The note provides for a redemption premium of 20% on or before January 22, 2013; 25% on or before April 24, 2013; and 30% after April 24, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 300,000,000 shares of our common stock in connection with this loan.

In November 2012, we received $6,250 from SGI Group pursuant to a short-term promissory note of which the principal on the note was $12,500 and the maturity date of the note is May 31, 2013.  The note provides for a $6,250 original issue discount.  The note provides for a redemption premium of 20% of the principal amount on or before February 10, 2013; 25% on or before May 11, 2013; and 30% after May 11, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $12,500 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 125,000,000 shares of our common stock in connection with this loan.

In November 2012, we received $6,250 from Star City Capital pursuant to a short-term promissory note of which the principal on the note was $12,500 and the maturity date of the note is May 31, 2013.  The note provides for a $6,250 original issue discount.  The note provides for a redemption premium of 20% of the principal amount on or before February 10, 2013; 25% on or before May 11, 2013; and 30% after May 11, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $12,500 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 125,000,000 shares of our common stock in connection with this loan.

In November 2012, we received $20,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $40,000 and the maturity date of the note is May 31, 2013.  The note provides for a $20,000 original issue discount.  The note provides for a redemption premium of 20% on or before March 27, 2013; 25% on or before June 25, 2013; and 30% after June 25, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 400,000,000 shares of our common stock in connection with this loan.

10-Q Table of Contents

In December 2012, we received $3,000 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from December 5, 2013 to December 9, 2013.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $3,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In December 2012, we received $20,000 from a private investor pursuant to a short-term promissory note with a maturity date of December 19, 2013.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $20,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

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

In December 2012, we received $15,000 from WHC Capital, LLC pursuant to a short-term promissory note with a maturity date of October 6, 2013.  Interest will accrue at 12% per annum until maturity above and beyond the premium.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  The holder may elect at any time to convert any part or all of the $15,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In January 2013, we received $31,500 from Hanover Holdings I, LLC ("Hanover") pursuant to a short-term promissory note.  The note provides a maturity date of September 3, 2013.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Hanover may elect at any time to convert any part or all of the $31,500 plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.  We reserved 20,000,000 shares of our common stock in connection with this transaction.

On January 3, 2013, Magna Group, LLC ("Magna") purchased $100,000 principal of a Promissory Note dated December 10, 2009 from a private investor.  A new Convertible Promissory Note was issued to Magna on January 3, 2013 with a maturity date of September 3, 2013.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Magna may elect at any time to convert any part or all of the $100,000 plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.  We reserved 50,000,000 shares of our common stock in connection with this transaction.

In January 2013, we received $5,850 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from January 3, 2014 to January 8, 2014.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $5,850 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

10-Q Table of Contents

In January 2013, we received $30,000 from Black Arch Opportunity Fund LP ("Black Arch") pursuant to a short-term promissory note.  The note provides a maturity date of November 9, 2013.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Black Arch may elect at any time to convert any part or all of the $30,000 plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.

In January 2013, we received $25,000 from Redwood Management LLC ("Redwood") pursuant to a $125,000 short-term promissory note dated January 18, 2013.  The terms of the note provide that the Redwood will pay $25,000 every 30 days from execution of the note until the entire $125,000 is paid in full.  The note provides a maturity date of January 18, 2014.  Interest will accrue at 12% per annum on the aggregate unconverted outstanding principal amount.  Redwood may elect at any time to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.  We reserved 100,000,000 shares of our common stock in connection with this transaction.

In January 2013, Redwood agreed to purchase five promissory notes held by a private investor totaling $365,688 of which $213,600 in principal and $123,752 in premium; $17,040 is cash redemption premium and $11,296 is interest.  Redwood may elect at any time to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.  We reserved 60,000,000 shares of our common stock in connection with this transaction.

In January 2013, we received $19,500 from Hanover Holdings I, LLC ("Hanover") pursuant to a short-term promissory note.  The note provides a maturity date of January 23, 2014.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Hanover may elect at any time to convert any part or all of the $19,500 plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.  We reserved 12,500,000 shares of our common stock in connection with this transaction.

In January 2013, we received $15,000 from WHC Capital, LLC pursuant to a short-term promissory note with a maturity date of January 25, 2014.  Interest will accrue at 12% per annum until maturity above and beyond the premium.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  The holder may elect at any time to convert any part or all of the $15,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In February 2013, we received $7,000 from a private investor pursuant to a short-term promissory note with a maturity date of February 7, 2014.  The note provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $7,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In February 2013, we received $25,000 from Redwood Management LLC ("Redwood") pursuant to a $125,000 short-term promissory note dated January 18, 2013.  The terms of the note provide that the Redwood will pay $25,000 every 30 days from execution of the note until the entire $125,000 is paid in full.  The note provides a maturity date of January 18, 2014.  Interest will accrue at 12% per annum on the aggregate unconverted outstanding principal amount.  Redwood may elect at any time to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.

10-Q Table of Contents

In February 2013, we received $15,000 from WHC Capital, LLC pursuant to a short-term promissory note with a maturity date of January 25, 2014.  Interest will accrue at 12% per annum until maturity above and beyond the premium.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  The holder may elect at any time to convert any part or all of the $15,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In March 2013, we received $78,500 from Asher Enterprises pursuant to a short-term promissory note due on or before December 5, 2013.  We received net proceeds of $75,000 after deductions of $2,500 for legal fees.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Asher Enterprises may elect at any time after 180 days to convert any part or all of the $78,500 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 58% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  We reserved 209,000,000 shares of our common stock in connection with this loan.

In March 2013, we received $30,000 from Tangiers Investment Group, LLC ("Tangiers") pursuant to a short-term promissory note due on or before December 5, 2013.  We received net proceeds of $25,000 after deductions of $2,500 for legal fees and $2,500 for a consulting fee.  Interest will accrue at 15% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In March 2013, we received $20,000 from JMJ Financial pursuant to a short-term promissory note with a maturity date of March 26, 2014.  During the first 90 days of the loan period, interest will be 0%.  Interest will accrue at 12% per annum after 90 days until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $20,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to the lower of $0.0016 or 60% of the average of the lowest closing bid price during the 25 trading days immediately prior to the date of the conversion notice.  We reserved 500,000,000 shares of our common stock in connection with this loan.

In March 2013, we received $7,500 from Redwood Management LLC ("Redwood") pursuant to a $125,000 short-term promissory note dated January 18, 2013.  The terms of the note provide that the Redwood will pay $25,000 every 30 days from execution of the note until the entire $125,000 is paid in full.  The note provides a maturity date of January 18, 2014.  Interest will accrue at 12% per annum on the aggregate unconverted outstanding principal amount.  Redwood may elect at any time to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.

In April 2013, we received $8,000 from Linda Grable, our CEO and Chairman of the Board, pursuant to a short-term promissory note.  Ms. Grable is deemed an affiliated party.  The note provides for a redemption premium of 15% of the principal amount on or before March 31, 2014.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Ms. Grable may elect at any time to convert any part or all of the $8,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In April 2013, we received $10,000 from a private investor pursuant to a short-term promissory note with a maturity date of April 2, 2014.  The note provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $10,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

10-Q Table of Contents

In April 2013, we received $32,500 from Asher Enterprises pursuant to a short-term promissory note due on or before January 14, 2014.  We received net proceeds of $30,000 after deductions of $2,500 for legal fees.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Asher Enterprises may elect at any time after 180 days to convert any part or all of the $32,500 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 58% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  We reserved 2,662,000,000 shares of our common stock in connection with this loan.

On April 25, 2013, the private investor sold $16,000 Principal of his $16,000 note to Tangiers Investment Group LLC.  The full sale of the note was for $21,916 ($16,000 Principal, $4,000 Premium and $1,916 Interest).  On April 25, 2013, we entered into a new Promissory Note with Tangiers Capital for $21,916 in Principal with a maturity date of April 24, 2014.  Interest will accrue at 15% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $21,916 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

On April 25, 2013, the private investor sold $11,648 Principal of his $22,000 note to Tangiers Investment Group LLC.  The full sale of the note was for $18,084 ($11,648 Principal, $3,947 Premium and $2,489 Interest).  On April 25, 2013, we entered into a new Promissory Note with Tangiers Capital for $18,084 in Principal with a maturity date of April 24, 2014.  Interest will accrue at 15% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $18,084 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In April 2013, we received $20,000 from Tangiers Investment Group, LLC ("Tangiers") pursuant to a short-term promissory note due on or before April 24, 2014.  We received net proceeds of $15,000 after deductions of $2,500 for legal fees and $2,500 for a consulting fee.  Interest will accrue at 15% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $20,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In April 2013, we received $5,000 from Redwood Management LLC ("Redwood") pursuant to a $125,000 short-term promissory note dated January 18, 2013.  The terms of the note provide that the Redwood will pay $25,000 every 30 days from execution of the note until the entire $125,000 is paid in full.  The note provides a maturity date of January 18, 2014.  Interest will accrue at 12% per annum on the aggregate unconverted outstanding principal amount.  Redwood may elect at any time to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.

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

10-Q Table of Contents

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

10-Q Table of Contents

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

On July 17, 2012, Ms. Grable, our CEO and Chairman of the Board, executed a full debt to equity conversion of a $13,000 short-term promissory note in which she converted $13,000 principal and $148 in interest.  We issued Ms. Grable 87,654 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.15 per share. Ms. Grable is deemed an affiliated party.

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

10-Q Table of Contents

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

On September 10, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $20,000 principal.  We issued Levin Consulting Group 160,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.125 per share.  On September 21, 2012 we issued Levin Consulting Group an additional 240,000 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

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

On October 3, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $9,000 principal and $106 in interest.  We issued SGI Group 364,248 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

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

On October 24, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $12,200 principal and $214 in interest.  We issued Levin Consulting Group 496,417 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On October 24, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $5,100 principal and $88 in interest.  We issued SGI Group 207,528 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

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

On December 18, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $10,000 principal and $315 in interest.  We issued Levin Consulting Group 1,085,800 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0095 per share.  On January 10, 2013 we issued Levin Consulting Group an additional 633,383 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On December 18, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $10,000 principal and $315 in interest.  We issued SGI Group 1,085,800 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0095 per share.

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

On January 8, 2013, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $5,900 principal and $4,400 in interest.  We issued SGI Group 1,716,672 common shares pursuant to Rule 144 based on an agreed conversion price of $0.006 per share.

10-Q Table of Contents
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

On February 1, 2013, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $7,000 principal and $248 in interest.  We issued Levin Consulting Group 1,767,771 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0041 per share.  On February 22, 2013 we issued Levin Consulting Group an additional 3,409,271 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On February 1, 2013, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $2,857 in interest.  We issued SGI Group 696,878 common shares pursuant to Rule 144 based on an agreed conversion price of $0.006 per share.  On February 11, 2013 we issued SGI Group an additional 446,002 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

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

On February 15, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $6,100 principal.  We issued Magna 6,931,819 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00088 per share.

On February 18, 2013, Black Arch executed a partial debt to equity conversion of a $95,000 Promissory Note originally dated August 15, 2012 which they purchased $15,000 Principal from Southridge on February 11, 2013, in which they converted $7,500 principal.  We issued Black Arch 5,555,556 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00135 per share.

On February 19, 2013, WHC Capital LLC executed a partial debt to equity conversion of the $46,400 short-term promissory note originally dated December 10, 2010 and purchased on August 20, 2012 from a private investor, in which they converted $4,083 in premium.  We issued WHC Capital LLC 3,711,600 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0011 per share.

10-Q Table of Contents

On February 20, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $3,400 principal.  We issued Redwood 3,863,636 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00088 per share.

On February 20, 2013, a private investor executed a partial debt to equity conversion of a $95,000 Promissory Note originally dated August 15, 2012 which they purchased $5,000 Principal from Southridge on February 11, 2013, in which they converted $3,000 principal.  We issued the private investor 2,736,273 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0011 per share.

On February 22, 2013, Southridge executed a partial debt to equity conversion of a $25,000 short-term promissory note dated August 2, 2012 in which they converted $6,325 principal and $49 in interest.  We issued Southridge 5,794,832 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0011 per share.

On February 26, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $3,500 principal.  We issued Redwood 3,977,272 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00088 per share.

On February 27, 2013, WHC Capital LLC executed a partial debt to equity conversion of the $46,400 short-term promissory note originally dated December 10, 2010 and purchased on August 20, 2012 from a private investor, in which they converted $10,800 in premium.  We issued WHC Capital LLC 12,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0009 per share.

On March 5, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $3,950 principal.  We issued Redwood 4,488,636 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00088 per share.

On March 5, 2013, Black Arch executed a final debt to equity conversion of a $95,000 Promissory Note originally dated August 15, 2012 which they purchased $15,000 Principal from Southridge on February 11, 2013, in which they converted $7,500 principal and $44 in interest.  We issued Black Arch 8,382,648 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0009 per share.  On March 21, 2013 we issued Black Arch Group an additional 3,224,096 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On March 5, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $6,100 principal.  We issued Magna 6,931,819 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00088 per share.

On March 5, 2013, Southridge executed a partial debt to equity conversion of a $25,000 short-term promissory note dated August 2, 2012 in which they converted $4,865 principal and $60 in interest.  We issued Southridge 5,794,440 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00085 per share.

On March 7, 2013, a private investor executed a partial debt to equity conversion of a $95,000 Promissory Note originally dated August 15, 2012 which they purchased $5,000 Principal from Southridge on February 11, 2013, in which they converted $2,000 principal and $11 in interest.  We issued the private investor 2,365,882 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00085 per share.

On March 13, 2013, Southridge executed a final debt to equity conversion of a $25,000 short-term promissory note dated August 2, 2012 in which they converted $4,150 principal.  We issued Southridge 6,384,615 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00065 per share.

10-Q Table of Contents

On March 13, 2013, Southridge executed a partial debt to equity conversion of a $30,000 short-term promissory note dated September 5, 2012 in which they converted $4,755 principal and $1,243 in interest.  We issued Southridge 9,227,292 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00065 per share.

On March 13, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $4,620 principal.  We issued Magna 7,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00066 per share.

On March 13, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $6,400 principal.  We issued Redwood 8,311,688 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00077 per share.

On March 13, 2013, WHC Capital LLC executed a partial debt to equity conversion of the $46,400 short-term promissory note originally dated December 10, 2010 and purchased on August 20, 2012 from a private investor, in which they converted $656 premium and $643 in interest.  We issued WHC Capital LLC 1,998,308 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00065 per share.

On March 14, 2013, SGI Group executed a partial debt to equity conversion of a $95,000 Promissory Note originally dated August 15, 2012 which they purchased $10,000 Principal from Southridge on February 11, 2013, in which they converted $6,700 principal and $70 in interest.  We issued SGI Group 10,416,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00065 per share.

On March 14, 2013, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $6,500 principal and $294 in interest.  We issued Levin Consulting Group 10,452,215 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00065 per share.

On March 20, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $5,250 principal.  We issued Redwood 8,750,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0006 per share.

On March 20, 2013, Panache executed a partial debt to equity conversion of a $25,000 short-term promissory note dated September 6, 2012 in which they converted $3,900 principal.  We issued Panache 6,500,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0006 per share.

On March 21, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $3,616 principal.  We issued Tangiers 6,026,789 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0006 per share.

On March 22, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $5,005 principal.  We issued Magna 7,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000715 per share.

On March 27, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $7,049 principal.  We issued Tangiers 12,817,145 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00055 per share.

10-Q Table of Contents

On April 1, 2013, Southridge executed a partial debt to equity conversion of a $30,000 short-term promissory note dated September 5, 2012 in which they converted $14,990 principal and $66 in interest.  We issued Southridge 23,163,689 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00065 per share.

On April 1, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $5,500 principal.  We issued Redwood 9,166,667 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0006 per share.

On April 2, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $4,628 principal.  We issued Tangiers 9,256,920 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0005 per share.

On April 4, 2013, WHC Capital LLC executed a partial debt to equity conversion of the $10,000 short-term promissory note originally dated November 20, 2009 and purchased on March 22, 2013 from a private investor, in which they converted $6,864 in premium.  We issued WHC Capital LLC 17,160,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.004 per share.

On April 5, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $8,169 principal.  We issued Tangiers 32,676,600 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0005 per share.

On April 5, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $2,600 principal.  We issued Redwood 9,454,545 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000275 per share.

On April 5, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $4,015 principal.  We issued Magna 14,600,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000275 per share.

On April 8, 2013, Southridge executed a partial debt to equity conversion of a $30,000 short-term promissory note dated September 5, 2012 in which they converted $9,240 principal and $25 in interest.  We issued Southridge 23,161,811 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0004 per share.  On April 24, 2013 we issued Southridge an additional 13,897,087 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On April 9, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $4,380 principal.  We issued Magna 19,909,091 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00022 per share.

On April 9, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $7,626 principal.  We issued Tangiers 38,129,900 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0002 per share.

10-Q Table of Contents

On April 15, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $7,577 principal.  We issued Tangiers 50,513,800 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00015 per share.

On April 18, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $3,200 principal.  We issued Redwood 29,090,909 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00011 per share.

On April 19, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $6,600 principal.  We issued Magna 60,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00011 per share.

On April 19, 2013, Panache executed a partial debt to equity conversion of a $25,000 short-term promissory note dated September 6, 2012 in which they converted $5,920 principal.  We issued Panache 59,200,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0006 per share.

On April 22, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $5,396 principal.  We issued Tangiers 53,964,900 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On April 23, 2013, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $6,500 principal and $349 in interest.  We issued Levin Consulting Group 68,493,200 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On April 23, 2013, SGI Group executed a final debt to equity conversion of a $95,000 Promissory Note originally dated August 15, 2012 which they purchased $10,000 Principal from Southridge on February 11, 2013, in which they converted $3,300 principal and $85 in interest.  We issued SGI Group 33,853,200 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.  On April 24, 2013 we issued SGI Group an additional 33,835,200 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On April 23, 2013, SGI Group executed a partial debt to equity conversion of a $15,000 short-term promissory note dated August 20, 2012 in which they converted $3,250 principal and $220 in interest.  We issued SGI Group 34,698,300 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.  On April 24, 2013 we issued SGI Group an additional 34,698,300 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On April 24, 2013, Southridge executed a final debt to equity conversion of a $30,000 short-term promissory note dated September 5, 2012 in which they converted $1,015 principal and $2 in interest.  We issued Southridge 5,086,123 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0002 per share.

On April 24, 2013, Southridge executed a partial debt to equity conversion of a $30,000 short-term promissory note dated September 19, 2012 in which they converted $3,485 principal and $1,427 in interest.  We issued Southridge 49,118,493 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

10-Q Table of Contents

On April 24, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $4,300 principal.  We issued Redwood 39,090,909 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00011 per share.

On April 26, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $4,000 principal.  We issued Tangiers 79,995,200 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On April 29, 2013, Linda Grable, our CEO and Chairman of the Board, executed a debt to equity conversion of an $8,000 short-term promissory note dated April 1, 2013 in which she converted $8,000 principal.  We issued Linda Grable 80,000,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.  Ms. Grable is deemed an affiliated party.

On April 30, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $6,600 principal.  We issued Magna 120,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000055 per share.

On April 30, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $5,485 principal.  We issued Tangiers 109,696,200 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On May 3, 2013, WHC Capital LLC executed a final debt to equity conversion of the $10,000 short-term promissory note originally dated November 20, 2009 and purchased on March 22, 2013 from a private investor, in which they converted $3,136 in premium and $56 in interest.  We issued WHC Capital LLC 63,847,600 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On May 6, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $6,633 principal.  We issued Tangiers 132,663,600 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On May 8, 2013, Southridge executed a partial debt to equity conversion of a $30,000 short-term promissory note dated September 19, 2012 in which they converted $4,065 principal and $46 in interest.  We issued Southridge 82,229,841 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On May 9, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $3,998 principal.  We issued Redwood 79,960,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On May 9, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $11,000 principal.  We issued Magna 200,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000055 per share.

10-Q Table of Contents
On May 10, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $9,221 principal.  We issued Tangiers 184,425,800 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

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

As of the date of this report, we owe a total of $1,760,386 of short term debt of which $1,129,436 is principal, $571,018 is accrued premium and $59,931 is accrued interest.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $2,964,632 principal, $450,830 in premium, and $91,701 in interest has been converted into 2,159,559,970 shares of our common stock of which 103,606 shares were collateral shares and 2,159,559,970 new shares were issued pursuant to Rule 144.  Out of the original 103,606 shares of common stock held as collateral, a balance of 7,122 shares remains on the $85,985 principal of the remaining notes.

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

10-Q Table of Contents
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

On February 20, 2013, JMJ executed a debt to equity conversion of $2,028 in principal of the fifth tranche of $25,000, which we closed on February 29, 2012; and $3,335 in principal of the sixth tranche of $15,000, which we closed on April 5, 2012.   We issued JMJ 2,910,000 common shares pursuant to Rule 144 based on a conversion price of $0.001843 per share.

On February 27, 2013, JMJ executed a debt to equity conversion of $5,226 in principal of the sixth tranche of $15,000, which we closed on April 5, 2012.  We issued JMJ 3,500,000 common shares pursuant to Rule 144 based on a conversion price of $0.001493 per share.

On March 5, 2013, JMJ executed a debt to equity conversion of $7,425 in principal of the sixth tranche of $15,000, which we closed on April 5, 2012.  We issued JMJ 5,400,000 common shares pursuant to Rule 144 based on a conversion price of $0.001377 per share.

On March 5, 2013, JMJ executed a debt to equity conversion of $2,229 in principal and interest of the sixth tranche of $15,000, which we closed on April 5, 2012; and $5,625 was the balance owed of consideration on the principal from the prior six tranches.  We issued JMJ 7,829,800 common shares pursuant to Rule 144 based on a conversion price of $0.001003 per share.

All debt conversions were consummated at the contractual terms agreed upon for each loan.  Accordingly, there was no gain/loss on conversions.

As of the date of this report, we owe a total of $12,263 in long-term debt.  Of the $12,263 we owe a total of $10,000 in principal, $1,250 is consideration on the principal and $1,013 is interest.

As of the date of this report, if all of the outstanding convertible promissory notes totaling $1,772,649 were converted based on the closing bid price of $0.0001, we would be required to issue approximately 25 billion shares.  Based on the 2,124,402,540 current issued and outstanding shares and our current authorized of 10 billion shares, we would require an additional 17 billion authorized shares to satisfy the potential conversions.

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

10-Q Table of Contents

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

10-Q Table of Contents
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

10-Q Table of Contents
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

Progress toward re-submitting a PMA application during Fiscal Year 2012 and the ten months of Fiscal Year 2013 was significantly delayed and then eventually halted simply due to lack of funding to hire the necessary FDA consultants required to assist in the process.  Our employees had reached their level of FDA expertise related to preparing the "ground work" for a PMA application submission and could not proceed any further without the expert assistance of FDA consultants.

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

10-Q Table of Contents
International Distributors - Global Commercialization

The following table details the regulatory requirement and status of each country in which we have sold or marketed the CTLM®.

Country	Sold	Marketed	Regulatory Requirement	Regulatory Status
United States	No	No	Food & Drug Administration	Preparing for PMA Submission
Argentina	Yes	Yes	ANVISA	Expired(1)
Australia	No	Yes	TGA Approval	Canceled, Distributor Will Re-Submit(8)
Austria	No	Yes	CE Mark	Approved
Brazil	No	Yes	ANVISA	Expired(2)
Canada	No	Yes	Health Canada Approval	Approved
China	Yes	Yes	SFDA Approval	Approved
Croatia	No	Yes	CIHI(4)	Not Submitted Yet
Colombia	No	Yes	Register with MOH(3)	Not Submitted Yet
Curacao	No	Yes	MOH	Submitted by distributor-No Status(14)
Czech Republic	Yes	Yes	CE Mark	Approved
Egypt	No	Yes	CE Mark & Egypt MOH	Not Submitted Yet
Germany	No	Yes	CE Mark	Approved
Hong Kong	No	Yes	CE/SFDA	Not Submitted Yet
Hungary	Yes	Yes	CE Mark	Approved
India	Yes	Yes	CE Mark & BIS Certification	Not Required(9)
Indonesia	Yes	Yes	DirJen POM	Pending(12)
Israel	No	Yes	Import License	Approved
Italy	Yes	Yes	CE Mark	Approved
Jordan	No	Yes	JFDA(6)	Not Submitted Yet
Kazakhstan	No	Yes	Registration Cert. & GOSTR Cert.	Not Submitted Yet
Kuwait	No	Yes	MOH	Approved
Macedonia	No	Yes	CE Mark	Not Submitted Yet
Malaysia	Yes	Yes	BPFK	Not Required(10)
Mexico	Yes	Yes	MOH - COFERPRIS	Pending(11)
Montenegro	No	Yes	MOH	Not Submitted Yet
New Zealand	No	Yes	CE Mark	Not Submitted Yet
Oman	No	Yes	MOH	Not Submitted Yet
Philippines	No	Yes	BHDT(7)	Not Submitted Yet
Poland	Yes	Yes	CE Mark	Approved
Romania	Yes	Yes	CE Mark	Approved
Russia	No	Yes	ROSZDRAVNADZOR	Pending(13)
Saudi Arabia	No	Yes	CE Mark & MOH	Not Submitted Yet
Serbia	No	Yes	CE Mark	Approved
Slovenia	No	Yes	CE Mark	Approved
South Africa	No	Yes	CE Mark & DOH(4)	Not Submitted Yet
Turkey	Yes	Yes	CE Mark	Approved
Ukraine	No	Yes	CE Mark	Not Submitted Yet
United Arab Emirates	Yes	Yes	UAE/MOH	Approved
Vietnam	No	Yes	MOH	Not Submitted Yet

10-Q Table of Contents
(1)      Will be renewed upon appointment of new distributor.
(2)	Distributor will renew ANVISA.
(3)	MOH - Ministry of Health
(4)	DOH - Department of Health
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

On May 14, 2014, we announced that we have received approval from the Ministry of Health in Kuwait to market and sell our CTLM® in that country.  Mareen Group Co. is the exclusive distributor of CTLM® in Kuwait.

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

Other Recent Events

On May 1, 2013, our Board of Directors appointed Elizabeth J. Shotmeyer to serve on our Board.  Ms. Shotmeyer, prior to her appointment as a Director, had loaned the Company a principal amount of $91,950.  At the time these loans were made Ms. Shotmeyer was deemed an unaffiliated third party investor.  Immediately upon her appointment she became an affiliated party.  The appointment of Ms. Shotmeyer will fill one vacancy on our Board of Directors.  Ms. Shotmeyer was appointed to the Compensation Committee.  Ms. Shotmeyer has held executive positions in the oil, gas, and real estate sectors for over 40 years, from 1964-2004.  She has held several roles such as Director and Vice President at United States Oil Corporation and related companies, located in New Jersey.  She has owned and operated oil tank farms in New York, Delaware and Virginia.  Ms. Shotmeyer is currently the owner of Shotmeyer Enterprises LLC and Big Shot Communications located in Florida. She has served on various boards from 1989-1993, including but not limited to the Board of Directors for Children's Museum of Boca Raton. In 1972, Ms. Shotmeyer earned her B.A. in English (Pre Law) from University of La Verne, Pomona, CA.  Ms. Shotmeyer witnessed her mother's struggle with breast cancer, a devastating battle that resulted in her mother's demise.  As a result, she is a firm believer of innovative methods of early detection.  Ms. Shotmeyer is appointed to serve as a director until our 2013 annual meeting of shareholders or until her earlier resignation or removal.

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

The Sixth Private Equity Credit Agreement
On April 21, 2008, we and Charlton entered into a new "Sixth Private Equity Credit Agreement" which has replaced our prior Fifth Private Equity Credit Agreement.  The terms of the Sixth Private Equity Credit Agreement are similar to the terms of the prior Fifth Private Equity Credit Agreement.  This new credit line's terms are (i) The put option price is 93% of the three lowest closing bid prices in the ten day trading period beginning on the put date and ending on the trading day prior to the relevant closing date of the particular tranche (the "Valuation Period"), (ii) the commitment period is three years from the effective date of a registration statement covering the Sixth Private Equity Credit Agreement shares, (iii) the maximum commitment is $15,000,000, (iv) There is no minimum commitment amount,  (v)  the minimum stock price, also known as the floor price is computed as follows:  In the event that, during a Valuation Period, the Bid Price on any Trading Day falls more than 20% below the closing trade price on the trading day immediately prior to the date of the Company's Put Notice (a "Low Bid Price"), for each such Trading Day the parties shall have no right and shall be under no obligation

10-Q Table of Contents
to purchase and sell one tenth of the Investment Amount specified in the Put Notice, and the Investment Amount shall accordingly be deemed reduced by such amount.  In the event that during a Valuation Period there exists a Low Bid Price for any three Trading Days—not necessarily consecutive—then the balance of each party's right and obligation to purchase and sell the Investment Amount under such Put Notice shall terminate on such third Trading Day ("Termination Day"), and the Investment Amount shall be adjusted to include only one-tenth of the initial Investment Amount for each Trading Day during the Valuation Period prior to the Termination Day that the Bid Price equals or exceeds the Low Bid Price and (vi) there are no fees associated with the Sixth Private Equity Credit Agreement.  The conditions to our ability to draw under this private equity line, as described above, may materially limit the draws available to us.

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

Short-Term Loans

In November 2009, we borrowed a total of $237,500 from four private investors pursuant to short-term promissory notes.  These notes were due and payable in the amount of principal plus 20% premium, so that the total amount due was $285,000.  In addition, we issued to the investors 70 shares of restricted common stock for each $1 lent so that a total of 16,625,000 shares of stock were issued to the investors.  The aggregate fair market value of the 16,625,000 shares of stock when issued was $465,500.  $30,000 principal on one of the notes was sold to OTC Global Partners in September 2012.  $10,000 premium on one of the notes was sold to WHC Capital LLC on March 22, 2013.  As of March 31, 2013, we have repaid an aggregate principal and premium in the amount of $148,500 on these short-term notes and owe a balance of $196,300 of which $70,000 is the principal remaining.  The original due date of December 21, 2009, was first extended to February 28, 2010, with a second extension to June 15, 2010, a third extension to September 30, 2010 and a fourth extension to October 31, 2010.  Further extensions of the $100,000 note were made through June 30, 2012 for 3% additional premium per month.  However, as of June 30, 2012, we are accruing this 3% additional premium per month but have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with all of the extensions, a total of $89,800 of additional premium was accrued as of March 31, 2013.

In December 2009, we borrowed a total of $400,000 from a private investor pursuant to three short-term promissory notes.  These notes were payable from March 10 through March 15, 2010 in the amount of principal plus 15% premium, so that the total amount due was $460,000.  In addition, we issued to the investor 48,000 shares of restricted common stock as collateral.  These shares are to be returned and cancelled upon payment of the notes.  The original due date of March 15, 2010 was first extended to June 15, 2010, with a second extension to September 30, 2010 and a third extension to October 31, 2010.  Further extensions of the notes were made through June 30, 2012 for 3% additional premium per month on each note.  We have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  In connection with these extensions a total of $284,420 of additional premium was accrued for the December 2009 notes as the date of this report.  In April 2011, Southridge purchased a total of $200,000 in principal value of promissory notes from the private investor.  All conversions before December 10, 2012, were adjusted to reflect a 1 for 500 reverse split effective that date.  As of March 31, 2013, Southridge has converted $180,515 principal and $55,600 premium into 2,257,052 shares of which 41,493 shares of our common stock that was previously issued as collateral.

On December 12, 2012, the private investor sold $180,769 of a promissory note originally dated December 15, 2009 to ASC Recap.  The terms of the original note remain the same except that the holder may elect at any time

10-Q Table of Contents
 to convert any part or all of the $180,769 into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 18,000,000 shares of our common stock in connection with this transaction.

On January 3, 2013, Magna Group, LLC ("Magna") purchased $100,000 principal of a Promissory Note dated December 10, 2009 from a private investor.  A new Convertible Promissory Note was issued to Magna on January 3, 2013 with a maturity date of September 3, 2013.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due shall bear an interest rate of 22% from the due date until paid.  Magna may elect at any time to convert any part or all of the $100,000 plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.  We reserved 50,000,000 shares of our common stock in connection with this transaction.

On January 18, 2013, Redwood Management LLC ("Redwood") purchased $100,000 principal of a $100,000 Promissory Note originally dated December 14, 2009 from a private investor.  Redwood may elect at any time to convert any part or all of the $100,000 into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the 15 trading days immediately prior to the date of the conversion notice.  We reserved 100,000,000 shares of our common stock in connection with this transaction.

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

10-Q Table of Contents

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

In November and December 2010, we received a total of $145,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before March 31, 2011.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at any time to convert any part or all of the $145,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In January 2011, we received a total of $157,000 from Southridge pursuant to three short-term promissory notes.  All three notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity.  Southridge may elect at any time to convert any part or all of the $157,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In February 2011, we received a total of $115,000 from Southridge pursuant to two short-term promissory notes.  Both notes provide for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $115,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In March 2011, we received $60,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $60,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In April 2011, we received $165,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $165,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In May 2011, we received $80,000 from Southridge pursuant to two short-term promissory notes.  The notes provide for a redemption premium of 15% of the principal amount on or before July 31, 2011.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $80,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a

10-Q Table of Contents
conversion price equal to the lesser of (a) $0.01 or (b) 90% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In July 2011, we received $150,000 from Southridge pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to February 29, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $150,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In August 2011, we received $82,500 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $7,500, respectively.  The $100,000 note provided for a $25,000 original issue discount and both notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to February 23, 2013 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $107,500 principal amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  The $100,000 and the $7,500 note have been paid in full through the conversion to common stock pursuant to Rule 144.

In August 2011, we received $50,000 from OTC Global Partners, LLC pursuant to a short-term promissory note.  The note provided for a redemption premium of 15% of the principal amount on or before March 1, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  OTC Global Partners, LLC may elect at any time to convert any part or all of the $50,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.014 or (b) 65% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In September 2011, we received $133,000 from Southridge pursuant to two short-term promissory notes of which the principal on these notes was $100,000 and $100,000, respectively.  One of the $100,000 notes provided for a $33,000 original issue discount and the other $100,000 note provided a $34,000 original issue discount.  The notes provided for a redemption premium of 15% of the principal amount on or before December 31, 2011.  We received an extension of maturity date to December 31, 2012 for these notes.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $200,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  The $100,000 note has been paid in full through the conversion to common stock pursuant to Rule 144.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 12, 2012.  We received an extension of maturity date to December 31, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.0075 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.

In October 2011, we received $67,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $100,000.  The note provides for a $33,000 original issue discount.  The note provided for a redemption premium of 15% of the principal amount on or before January 26, 2012.  We received an extension of

10-Q Table of Contents
maturity date to December 31, 2012 for this note.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $100,000 Principal Amount of the Notes plus accrued interest into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 or (b) 70% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In October 2011, we received $78,500 from Asher Enterprises pursuant to a short-term promissory note due on or before July 26, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Asher Enterprises may elect at any time after 180 days to convert any part or all of the $78,500 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 58% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In November 2011, we received $20,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $20,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

On November 21, 2011, Southridge sold their May 12, 2011 $60,000 short-term promissory note to Panache Capital, LLC ("Panache").  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.

In November 2011, we received $40,000 from Panache pursuant to a short-term promissory note.  The note provides a maturity date of November 21, 2012.  Interest will accrue at 10% per annum until maturity.  Panache may elect at any time to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In November 2011, we received $53,000 from Asher Enterprises pursuant to a short-term promissory note due on or before September 5, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Asher Enterprises may elect at any time after 180 days to convert any part or all of the $53,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 58% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  This note has been paid in full through the conversion to common stock pursuant to Rule 144.

In December 2011, we received $17,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 18, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $17,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

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

10-Q Table of Contents
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

In January 2012, we received a total of $175,200 from an unaffiliated third party investor pursuant to five short-term promissory notes with a maturity date ranging from March 5, 2012 to March 20, 2012.  The notes provided for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  We issued a total of 38 Series P Preferred Stock to the investor as collateral with a total stated value of $190,000.  We received an extension of maturity to June 4, 2012 for these notes.  Thereafter, a late fee premium of 1% per month will be due if unpaid.  We have not yet received an extension of maturity date and are in technical default of the note.  We are negotiating with the lender to extend the maturity date.  On March 20, 2013, the private investor sold $57,600 Principal of his $57,600 note to Tangiers Investment Group LLC.  The full sale of the note was for $75,969 ($57,600 Principal, $8,640 Premium, $4,032 Late Fee Premium and $5,697 Interest).  On March 20, 2013, we entered into a new Promissory Note with Tangiers Capital for $75,969 in Principal with a maturity date of March 19, 2014.  Interest will accrue at 15% per annum until maturity above and beyond the premium.  The holder may elect at an Event of Default to convert any part or all of the $75,969 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

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

On February 23, 2012, Southridge sold their $100,000 short-term promissory note to Panache Capital, LLC ("Panache") of which a balance of $70,000 principal was remaining after Southridge converted $30,000 principal in a debt to equity conversion on February 17, 2012.  The terms of the original note remain the same except that the maturity date is now November 21, 2012 and interest will accrue at 10% per annum until maturity above and beyond the premium.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In February 2012, we received $25,000 from Panache pursuant to a short-term promissory note.  The note provides a maturity date of February 28, 2013.  Interest will accrue at 10% per annum until maturity.  Panache may elect at any time to convert any part or all of the $25,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 55% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In March 2012, we received $30,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before March 18, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 62% of the average of the two lowest closing bid prices during the five trading days

10-Q Table of Contents
immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In April 2012, we received $11,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2012.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $11,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In April 2012, we received $2,500 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before April 25, 2013.  Interest at any time an Event of Default to convert any part or all of the $2,500 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

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

In May 2012, we received $8,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before May 14, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $8,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In May 2012, we received $13,000 from Linda Grable, our CEO and Chairman of the Board, pursuant to a short-term promissory note.  Ms. Grable is deemed an affiliated party.  The note provides for a redemption premium of 15% of the principal amount on or before May 21, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Ms. Grable may elect at any time to convert any part or all of the $13,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In May 2012, we received $32,000 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from May 17, 2013 to May 20, 2013.  The notes provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $32,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In June 2012, we received $6,672 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before June 17, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $6,672 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days

10-Q Table of Contents
immediately prior to the date of the conversion notice.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In June 2012, we received $14,000 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from June 6, 2013 to June 20, 2013.  The notes provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $14,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In July 2012, we received $20,100 from a private investor pursuant to four short-term promissory notes with a maturity date ranging from July 9, 2013 to July 24, 2013.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $20,100 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In August 2012, we received $25,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $25,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.  We reserved 50,000,000 shares of our common stock in connection with this loan.  The note has been paid in full through the conversion to common stock pursuant to Rule 144.

In August 2012, we received $95,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $95,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date. We reserved 400,000,000 shares of our common stock in connection with this loan.

On August 20, 2012, Southridge sold $70,000 of their original $100,000 short-term promissory note dated October 12, 2011 to Levin Consulting Group.  The terms of the original note remain the same except that the holder may elect at any time to convert any part or all of the $70,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In August 2012, we received $35,000 from Levin Consulting Group pursuant to a short-term promissory note with a maturity date of August 20, 2013.  The note provides for a redemption premium of 15% of the principal amount on or before November 18, 2012; 20% on or before December 18, 2012; 25% on or before January 17, 2013; and 30% on or before February 16, 2013.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $35,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

10-Q Table of Contents

On August 20, 2012, Southridge sold $30,000 of their original $100,000 short-term promissory note dated October 12, 2011 to SGI Group LLC ("SGI").  The terms of the original note remain the same except that the holder may elect at any time to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In August 2012, we received $15,000 from SGI pursuant to a short-term promissory note with a maturity date of August 20, 2013.  The note provides for a redemption premium of 15% of the principal amount on or before November 18, 2012; 20% on or before December 18, 2012; 25% on or before January 17, 2013; and 30% on or before February 16, 2013.  Interest will accrue at 10% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $15,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In September 2012, we received $29,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $30,000.  The note provides for a $1,000 original issue discount.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Southridge may elect at any time to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 150,000,000 shares of our common stock in connection with this loan.

In September 2012, we received $25,000 from Panache pursuant to a short-term promissory note of which the principal on the note was $30,000.  The note provides for a $5,000 original issue discount.  The note provides for a redemption premium of 15% of the principal amount on or before December 31, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Panache may elect at any time to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 200,000,000 shares of our common stock in connection with this loan.

In September 2012, we received $30,000 from Southridge pursuant to a short-term promissory note.  The note provides for a redemption premium of 20% on or before December 17, 2012; 25% on or before March 17, 2013; and 30% on or before June 15, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 700,000,000 shares of our common stock in connection with this loan.

On September 26, 2012, a private investor sold $30,000 of its original $100,000 short-term promissory note dated November 23, 2009 to OTC Global Partners.  The terms of the original note remain the same except that the new note provides for a new redemption premium of 15% of the principal amount on or before September 25, 2013.

10-Q Table of Contents
Interest will accrue at 8% per annum until maturity above and beyond the premium.  OTC Global Partners may elect at any time to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Initial closing bid price, then the Purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In October 2012, we received $20,000 from Panache pursuant to a short-term promissory note.  The note provides a maturity date of September 28, 2013.  Interest will accrue at 10% per annum until maturity.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Panache may elect at any time to convert any part or all of the $20,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In October 2012, we received $38,500 from FLUX Carbon Starter pursuant to a short-term promissory note.  The note provides a maturity date of October 3, 2013.  We received net proceeds of $33,250 after deductions of $3,500 for legal fees and $1,750 for a finder's fee.  Interest will accrue at 10% per annum until maturity.  FLUX Carbon Starter may elect at any time to convert any part or all of the $38,500 principal amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.

In October 2012, we received $27,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $40,000 and the maturity date of the note is March 31, 2013.  The note provides for a $13,000 original issue discount.  The note provides for a redemption premium of 20% on or before January 7, 2013; 25% on or before April 7, 2013; and 30% on or before July 15, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 300,000,000 shares of our common stock in connection with this loan.

In October 2012, we received $1,000 from Southridge pursuant to a short-term promissory note.   The note provides a maturity date of April 30, 2013.  The note provides for a redemption premium of 20% on or before January 22, 2013; 25% on or before April 24, 2013; and 30% after April 24, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 300,000,000 shares of our common stock in connection with this loan.

In November 2012, we received $6,250 from SGI Group pursuant to a short-term promissory note of which the principal on the note was $12,500 and the maturity date of the note is May 31, 2013.  The note provides for a $6,250 original issue discount.  The note provides for a redemption premium of 20% of the principal amount on or before February 10, 2013; 25% on or before May 11, 2013; and 30% after May 11, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $12,500 Principal Amount of the Note plus accrued interest into shares of our common stock at an

10-Q Table of Contents
Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 125,000,000 shares of our common stock in connection with this loan.

In November 2012, we received $6,250 from Star City Capital pursuant to a short-term promissory note of which the principal on the note was $12,500 and the maturity date of the note is May 31, 2013.  The note provides for a $6,250 original issue discount.  The note provides for a redemption premium of 20% of the principal amount on or before February 10, 2013; 25% on or before May 11, 2013; and 30% after May 11, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $12,500 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 125,000,000 shares of our common stock in connection with this loan.

In November 2012, we received $20,000 from Southridge pursuant to a short-term promissory note of which the principal on the note was $40,000 and the maturity date of the note is May 31, 2013.  The note provides for a $20,000 original issue discount.  The note provides for a redemption premium of 20% on or before March 27, 2013; 25% on or before June 25, 2013; and 30% after June 25, 2013.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $40,000 Principal Amount of the Note plus accrued interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice; provided that if the closing bid price for the common stock on the Clearing Date is lower than the initial closing bid price, then the purchase price shall be adjusted such that the discount shall be taken from the Closing Bid Price on the clearing date.  We reserved 400,000,000 shares of our common stock in connection with this loan.

In December 2012, we received $3,000 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from December 5, 2013 to December 9, 2013.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $3,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In December 2012, we received $20,000 from a private investor pursuant to a short-term promissory note with a maturity date of December 19, 2013.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $20,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

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

In December 2012, we received $15,000 from WHC Capital, LLC pursuant to a short-term promissory note with a maturity date of October 6, 2013.  Interest will accrue at 12% per annum until maturity above and beyond the premium.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  The holder may elect at any time to convert any part or all of the $15,000

10-Q Table of Contents
Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In January 2013, we received $31,500 from Hanover Holdings I, LLC ("Hanover") pursuant to a short-term promissory note.  The note provides a maturity date of September 3, 2013.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Hanover may elect at any time to convert any part or all of the $31,500 plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.  We reserved 20,000,000 shares of our common stock in connection with this transaction.

On January 3, 2013, Magna Group, LLC ("Magna") purchased $100,000 principal of a Promissory Note dated December 10, 2009 from a private investor.  A new Convertible Promissory Note was issued to Magna on January 3, 2013 with a maturity date of September 3, 2013.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Magna may elect at any time to convert any part or all of the $100,000 plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.  We reserved 50,000,000 shares of our common stock in connection with this transaction.

In January 2013, we received $5,850 from a private investor pursuant to two short-term promissory notes with a maturity date ranging from January 3, 2014 to January 8, 2014.  The notes provide for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $5,850 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In January 2013, we received $30,000 from Black Arch Opportunity Fund LP ("Black Arch") pursuant to a short-term promissory note.  The note provides a maturity date of November 9, 2013.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Black Arch may elect at any time to convert any part or all of the $30,000 plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.

In January 2013, we received $25,000 from Redwood Management LLC ("Redwood") pursuant to a $125,000 short-term promissory note dated January 18, 2013.  The terms of the note provide that the Redwood will pay $25,000 every 30 days from execution of the note until the entire $125,000 is paid in full.  The note provides a maturity date of January 18, 2014.  Interest will accrue at 12% per annum on the aggregate unconverted outstanding principal amount.  Redwood may elect at any time to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.  We reserved 100,000,000 shares of our common stock in connection with this transaction.

In January 2013, Redwood agreed to purchase five promissory notes held by a private investor totaling $365,688 of which $213,600 in principal and $123,752 in premium; $17,040 is cash redemption premium and $11,296 is interest.  Redwood may elect at any time to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.  We reserved 60,000,000 shares of our common stock in connection with this transaction.

10-Q Table of Contents
In January 2013, we received $19,500 from Hanover Holdings I, LLC ("Hanover") pursuant to a short-term promissory note.  The note provides a maturity date of January 23, 2014.  Interest will accrue at 12% per annum.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  Hanover may elect at any time to convert any part or all of the $19,500 plus interest into shares of our common stock at an Initial Conversion Price equal to 45% of the lowest closing bid price during the five trading days immediately prior to the date of the conversion notice.  We reserved 12,500,000 shares of our common stock in connection with this transaction.

In January 2013, we received $15,000 from WHC Capital, LLC pursuant to a short-term promissory note with a maturity date of January 25, 2014.  Interest will accrue at 12% per annum until maturity above and beyond the premium.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  The holder may elect at any time to convert any part or all of the $15,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In February 2013, we received $7,000 from a private investor pursuant to a short-term promissory note with a maturity date of February 7, 2014.  The note provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $7,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In February 2013, we received $25,000 from Redwood Management LLC ("Redwood") pursuant to a $125,000 short-term promissory note dated January 18, 2013.  The terms of the note provide that the Redwood will pay $25,000 every 30 days from execution of the note until the entire $125,000 is paid in full.  The note provides a maturity date of January 18, 2014.  Interest will accrue at 12% per annum on the aggregate unconverted outstanding principal amount.  Redwood may elect at any time to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.

In February 2013, we received $15,000 from WHC Capital, LLC pursuant to a short-term promissory note with a maturity date of January 25, 2014.  Interest will accrue at 12% per annum until maturity above and beyond the premium.  Any amount on principal or interest that remains unpaid when due, shall bear an interest rate of 22% from the due date until paid.  The holder may elect at any time to convert any part or all of the $15,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In March 2013, we received $78,500 from Asher Enterprises pursuant to a short-term promissory note due on or before December 5, 2013.  We received net proceeds of $75,000 after deductions of $2,500 for legal fees.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Asher Enterprises may elect at any time after 180 days to convert any part or all of the $78,500 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 58% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  We reserved 209,000,000 shares of our common stock in connection with this loan.

In March 2013, we received $30,000 from Tangiers Investment Group, LLC ("Tangiers") pursuant to a short-term promissory note due on or before December 5, 2013.  We received net proceeds of $25,000 after deductions of $2,500 for legal fees and $2,500 for a consulting fee.  Interest will accrue at 15% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $30,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

10-Q Table of Contents
In March 2013, we received $20,000 from JMJ Financial pursuant to a short-term promissory note with a maturity date of March 26, 2014.  During the first 90 days of the loan period, interest will be 0%.  Interest will accrue at 12% per annum after 90 days until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $20,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to the lower of $0.0016 or 60% of the average of the lowest closing bid price during the 25 trading days immediately prior to the date of the conversion notice.  We reserved 500,000,000 shares of our common stock in connection with this loan.

In March 2013, we received $7,500 from Redwood Management LLC ("Redwood") pursuant to a $125,000 short-term promissory note dated January 18, 2013.  The terms of the note provide that the Redwood will pay $25,000 every 30 days from execution of the note until the entire $125,000 is paid in full.  The note provides a maturity date of January 18, 2014.  Interest will accrue at 12% per annum on the aggregate unconverted outstanding principal amount.  Redwood may elect at any time to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.

In April 2013, we received $8,000 from Linda Grable, our CEO and Chairman of the Board, pursuant to a short-term promissory note.  Ms. Grable is deemed an affiliated party.  The note provides for a redemption premium of 15% of the principal amount on or before March 31, 2014.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Ms. Grable may elect at any time to convert any part or all of the $8,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice.

In April 2013, we received $10,000 from a private investor pursuant to a short-term promissory note with a maturity date of April 2, 2014.  The note provides for a redemption premium of 15% of the principal amount upon maturity.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $10,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In April 2013, we received $32,500 from Asher Enterprises pursuant to a short-term promissory note due on or before January 14, 2014.  We received net proceeds of $30,000 after deductions of $2,500 for legal fees.  Interest will accrue at 8% per annum until maturity above and beyond the premium.  Asher Enterprises may elect at any time after 180 days to convert any part or all of the $32,500 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 58% of the average of the three lowest closing bid prices during the 10 trading days immediately prior to the date of the conversion notice.  We reserved 2,662,000,000 shares of our common stock in connection with this loan.

On April 25, 2013, the private investor sold $16,000 Principal of his $16,000 note to Tangiers Investment Group LLC.  The full sale of the note was for $21,916 ($16,000 Principal, $4,000 Premium and $1,916 Interest).  On April 25, 2013, we entered into a new Promissory Note with Tangiers Capital for $21,916 in Principal with a maturity date of April 24, 2014.  Interest will accrue at 15% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $21,916 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

On April 25, 2013, the private investor sold $11,648 Principal of his $22,000 note to Tangiers Investment Group LLC.  The full sale of the note was for $18,084 ($11,648 Principal, $3,947 Premium and $2,489 Interest).  On April 25, 2013, we entered into a new Promissory Note with Tangiers Capital for $18,084 in Principal with a maturity date of April 24, 2014.  Interest will accrue at 15% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $18,084 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

10-Q Table of Contents

In April 2013, we received $20,000 from Tangiers Investment Group, LLC ("Tangiers") pursuant to a short-term promissory note due on or before April 24, 2014.  We received net proceeds of $15,000 after deductions of $2,500 for legal fees and $2,500 for a consulting fee.  Interest will accrue at 15% per annum until maturity above and beyond the premium.  The holder may elect at any time to convert any part or all of the $20,000 Principal Amount of the Note plus accrued interest into shares of our common stock at a conversion price equal to 50% of the average of the lowest closing bid price during the ten trading days immediately prior to the date of the conversion notice.

In April 2013, we received $5,000 from Redwood Management LLC ("Redwood") pursuant to a $125,000 short-term promissory note dated January 18, 2013.  The terms of the note provide that the Redwood will pay $25,000 every 30 days from execution of the note until the entire $125,000 is paid in full.  The note provides a maturity date of January 18, 2014.  Interest will accrue at 12% per annum on the aggregate unconverted outstanding principal amount.  Redwood may elect at any time to convert any part or all of the outstanding balance plus interest into shares of our common stock at an Initial Conversion Price equal to 50% of the lowest closing bid price during the fifteen trading days immediately prior to the date of the conversion notice.

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

10-Q Table of Contents

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

10-Q Table of Contents

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

10-Q Table of Contents
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

On July 17, 2012, Ms. Grable, our CEO and Chairman of the Board, executed a full debt to equity conversion of a $13,000 short-term promissory note in which she converted $13,000 principal and $148 in interest.  We issued Ms. Grable 87,654 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.15 per share. Ms. Grable is deemed an affiliated party.

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

On September 10, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $20,000 principal.  We issued Levin Consulting Group 160,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.125 per share.  On September 21, 2012 we issued Levin Consulting Group an additional 240,000 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

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

On October 3, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $9,000 principal and $106 in interest.  We issued SGI Group 364,248 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

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

On October 24, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $12,200 principal and $214 in interest.  We issued Levin Consulting Group 496,417 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

On October 24, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $5,100 principal and $88 in interest.  We issued SGI Group 207,528 common shares pursuant to Rule 144 based on an agreed conversion price of $0.025 per share.

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

On December 18, 2012, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $10,000 principal and $315 in interest.  We issued Levin Consulting Group 1,085,800 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0095 per share.  On January 10, 2013 we issued Levin Consulting Group an additional 633,383 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

10-Q Table of Contents
On December 18, 2012, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $10,000 principal and $315 in interest.  We issued SGI Group 1,085,800 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0095 per share.

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

On January 8, 2013, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $5,900 principal and $4,400 in interest.  We issued SGI Group 1,716,672 common shares pursuant to Rule 144 based on an agreed conversion price of $0.006 per share.

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

10-Q Table of Contents

On January 28, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $12,500 principal.  We issued Redwood 2,272,727 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0055 per share.

On February 1, 2013, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $7,000 principal and $248 in interest.  We issued Levin Consulting Group 1,767,771 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0041 per share.

On February 1, 2013, SGI Group executed a partial debt to equity conversion of the $30,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $2,857 in interest.  We issued SGI Group 696,878 common shares pursuant to Rule 144 based on an agreed conversion price of $0.006 per share.  On February 11, 2013 we issued SGI Group an additional 446,002 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

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

10-Q Table of Contents

On February 15, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $6,100 principal.  We issued Magna 6,931,819 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00088 per share.

On February 18, 2013, Black Arch executed a partial debt to equity conversion of a $95,000 Promissory Note originally dated August 15, 2012 which they purchased $15,000 Principal from Southridge on February 11, 2013, in which they converted $7,500 principal.  We issued Black Arch 5,555,556 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00135 per share.

On February 19, 2013, WHC Capital LLC executed a partial debt to equity conversion of the $46,400 short-term promissory note originally dated December 10, 2010 and purchased on August 20, 2012 from a private investor, in which they converted $4,083 in premium.  We issued WHC Capital LLC 3,711,600 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0011 per share.

On February 20, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $3,400 principal.  We issued Redwood 3,863,636 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00088 per share.

On February 20, 2013, a private investor executed a partial debt to equity conversion of a $95,000 Promissory Note originally dated August 15, 2012 which they purchased $5,000 Principal from Southridge on February 11, 2013, in which they converted $3,000 principal.  We issued the private investor 2,736,273 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0011 per share.

On February 22, 2013, Southridge executed a partial debt to equity conversion of a $25,000 short-term promissory note dated August 2, 2012 in which they converted $6,325 principal and $49 in interest.  We issued Southridge 5,794,832 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0011 per share.

On February 26, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $3,500 principal.  We issued Redwood 3,977,272 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00088 per share.

On February 27, 2013, WHC Capital LLC executed a partial debt to equity conversion of the $46,400 short-term promissory note originally dated December 10, 2010 and purchased on August 20, 2012 from a private investor, in which they converted $10,800 in premium.  We issued WHC Capital LLC 12,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0009 per share.

On March 5, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $3,950 principal.  We issued Redwood 4,488,636 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00088 per share.

On March 5, 2013, Black Arch executed a final debt to equity conversion of a $95,000 Promissory Note originally dated August 15, 2012 which they purchased $15,000 Principal from Southridge on February 11, 2013, in which they converted $7,500 principal and $44 in interest.  We issued Black Arch 8,382,648 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0009 per share.  On March 21, 2013 we issued Black Arch Group an additional 3,224,096 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

10-Q Table of Contents
On March 5, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $6,100 principal.  We issued Magna 6,931,819 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00088 per share.

On March 5, 2013, Southridge executed a partial debt to equity conversion of a $25,000 short-term promissory note dated August 2, 2012 in which they converted $4,865 principal and $60 in interest.  We issued Southridge 5,794,440 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00085 per share.

On March 7, 2013, a private investor executed a partial debt to equity conversion of a $95,000 Promissory Note originally dated August 15, 2012 which they purchased $5,000 Principal from Southridge on February 11, 2013, in which they converted $2,000 principal and $11 in interest.  We issued the private investor 2,365,882 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00085 per share.

On March 13, 2013, Southridge executed a final debt to equity conversion of a $25,000 short-term promissory note dated August 2, 2012 in which they converted $4,150 principal.  We issued Southridge 6,384,615 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00065 per share.

On March 13, 2013, Southridge executed a partial debt to equity conversion of a $30,000 short-term promissory note dated September 5, 2012 in which they converted $4,755 principal and $1,243 in interest.  We issued Southridge 9,227,292 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00065 per share.

On March 13, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $4,620 principal.  We issued Magna 7,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00066 per share.

On March 13, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $6,400 principal.  We issued Redwood 8,311,688 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00077 per share.

On March 13, 2013, WHC Capital LLC executed a partial debt to equity conversion of the $46,400 short-term promissory note originally dated December 10, 2010 and purchased on August 20, 2012 from a private investor, in which they converted $656 premium and $643 in interest.  We issued WHC Capital LLC 1,998,308 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00065 per share.

On March 14, 2013, SGI Group executed a partial debt to equity conversion of a $95,000 Promissory Note originally dated August 15, 2012 which they purchased $10,000 Principal from Southridge on February 11, 2013, in which they converted $6,700 principal and $70 in interest.  We issued SGI Group 10,416,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00065 per share.

On March 14, 2013, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $6,500 principal and $294 in interest.  We issued Levin Consulting Group 10,452,215 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00065 per share.

On March 20, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $5,250 principal.  We issued Redwood 8,750,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0006 per share.

10-Q Table of Contents

On March 20, 2013, Panache executed a partial debt to equity conversion of a $25,000 short-term promissory note dated September 6, 2012 in which they converted $3,900 principal.  We issued Panache 6,500,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0006 per share.

On March 21, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $3,616 principal.  We issued Tangiers 6,026,789 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0006 per share.

On March 22, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $5,005 principal.  We issued Magna 7,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000715 per share.

On March 27, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $7,049 principal.  We issued Tangiers 12,817,145 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00055 per share.

On April 1, 2013, Southridge executed a partial debt to equity conversion of a $30,000 short-term promissory note dated September 5, 2012 in which they converted $14,990 principal and $66 in interest.  We issued Southridge 23,163,689 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00065 per share.

On April 1, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $5,500 principal.  We issued Redwood 9,166,667 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0006 per share.

On April 2, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $4,628 principal.  We issued Tangiers 9,256,920 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0005 per share.

On April 4, 2013, WHC Capital LLC executed a partial debt to equity conversion of the $10,000 short-term promissory note originally dated November 20, 2009 and purchased on March 22, 2013 from a private investor, in which they converted $6,864 in premium.  We issued WHC Capital LLC 17,160,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.004 per share.

On April 5, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $8,169 principal.  We issued Tangiers 32,676,600 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0005 per share.

On April 5, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $2,600 principal.  We issued Redwood 9,454,545 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000275 per share.

On April 5, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $4,015 principal.  We issued Magna 14,600,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000275 per share.

10-Q Table of Contents

On April 8, 2013, Southridge executed a partial debt to equity conversion of a $30,000 short-term promissory note dated September 5, 2012 in which they converted $9,240 principal and $25 in interest.  We issued Southridge 23,161,811 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0004 per share.  On April 24, 2013 we issued Southridge an additional 13,897,087 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On April 9, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $4,380 principal.  We issued Magna 19,909,091 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00022 per share.

On April 9, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $7,626 principal.  We issued Tangiers 38,129,900 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0002 per share.

On April 15, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $7,577 principal.  We issued Tangiers 50,513,800 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00015 per share.

On April 18, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $3,200 principal.  We issued Redwood 29,090,909 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00011 per share.

On April 19, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $6,600 principal.  We issued Magna 60,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00011 per share.

On April 19, 2013, Panache executed a partial debt to equity conversion of a $25,000 short-term promissory note dated September 6, 2012 in which they converted $5,920 principal.  We issued Panache 59,200,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0006 per share.

On April 22, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $5,396 principal.  We issued Tangiers 53,964,900 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On April 23, 2013, Levin Consulting Group executed a partial debt to equity conversion of the $70,000 short-term promissory note originally dated October 12, 2011 and purchased on August 20, 2012 from Southridge, in which they converted $6,500 principal and $349 in interest.  We issued Levin Consulting Group 68,493,200 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On April 23, 2013, SGI Group executed a final debt to equity conversion of a $95,000 Promissory Note originally dated August 15, 2012 which they purchased $10,000 Principal from Southridge on February 11, 2013, in which they converted $3,300 principal and $85 in interest.  We issued SGI Group 33,853,200 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.  On April 24, 2013 we issued SGI Group an additional 33,835,200 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

10-Q Table of Contents

On April 23, 2013, SGI Group executed a partial debt to equity conversion of a $15,000 short-term promissory note dated August 20, 2012 in which they converted $3,250 principal and $220 in interest.  We issued SGI Group 34,698,300 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.  On April 24, 2013 we issued SGI Group an additional 34,698,300 shares because the closing bid price on the clearing date fell below the Initial closing bid price.

On April 24, 2013, Southridge executed a final debt to equity conversion of a $30,000 short-term promissory note dated September 5, 2012 in which they converted $1,015 principal and $2 in interest.  We issued Southridge 5,086,123 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0002 per share.

On April 24, 2013, Southridge executed a partial debt to equity conversion of a $30,000 short-term promissory note dated September 19, 2012 in which they converted $3,485 principal and $1,427 in interest.  We issued Southridge 49,118,493 common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.

On April 24, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $4,300 principal.  We issued Redwood 39,090,909 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00011 per share.

On April 26, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $4,000 principal.  We issued Tangiers 79,995,200 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On April 29, 2013, Linda Grable, our CEO and Chairman of the Board, executed a debt to equity conversion of an $8,000 short-term promissory note dated April 1, 2013 in which she converted $8,000 principal.  We issued Linda Grable 80,000,000 restricted common shares pursuant to Rule 144 based on an agreed conversion price of $0.0001 per share.  Ms. Grable is deemed an affiliated party.

On April 30, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $6,600 principal.  We issued Magna 120,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000055 per share.

On April 30, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $5,485 principal.  We issued Tangiers 109,696,200 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On May 3, 2013, WHC Capital LLC executed a final debt to equity conversion of the $10,000 short-term promissory note originally dated November 20, 2009 and purchased on March 22, 2013 from a private investor, in which they converted $3,136 in premium and $56 in interest.  We issued WHC Capital LLC 63,847,600 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On May 6, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $6,633 principal.  We issued Tangiers 132,663,600 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

10-Q Table of Contents
On May 8, 2013, Southridge executed a partial debt to equity conversion of a $30,000 short-term promissory note dated September 19, 2012 in which they converted $4,065 principal and $46 in interest.  We issued Southridge 82,229,841 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On May 9, 2013, Redwood executed a partial debt to equity conversion of a $100,000 Promissory Note originally dated December 14, 2009 which they purchased from a private investor on January 18, 2013, in which they converted $3,998 principal.  We issued Redwood 79,960,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

On May 9, 2013, Magna executed a partial debt to equity conversion of the $100,000 Promissory Note originally dated December 10, 2009 which was issued as a new Convertible Promissory Note to Magna on January 3, 2013 in which they converted $11,000 principal.  We issued Magna 200,000,000 common shares pursuant to Rule 144 based on an agreed conversion price of $0.000055 per share.

On May 10, 2013, Tangiers Capital LLC executed a partial debt to equity conversion of the $57,600 Promissory Note originally dated January 12, 2012 which was issued as a new $75,969 Convertible Promissory Note to Tangiers on March 20, 2013 in which they converted $9,221 principal.  We issued Tangiers 184,425,800 common shares pursuant to Rule 144 based on an agreed conversion price of $0.00005 per share.

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

As of the date of this report, we owe a total of $1,760,386 of short term debt of which $1,129,436 is principal, $571,018 is accrued premium and $59,931 is accrued interest.  We have repaid aggregate principal and premium in the amount of $173,376 on these short-term notes and a total of $2,964,632 principal, $450,830 in premium, and $91,701 in interest has been converted into 2,159,559,970 shares of our common stock of which 103,606 shares were collateral shares and 2,159,559,970 new shares were issued pursuant to Rule 144.  Out of the original 103,606 shares of common stock held as collateral, a balance of 7,122 shares remains on the $85,985 principal of the remaining notes.

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

On February 20, 2013, JMJ executed a debt to equity conversion of $2,028 in principal of the fifth tranche of $25,000, which we closed on February 29, 2012; and $3,335 in principal of the sixth tranche of $15,000, which we closed on April 5, 2012.   We issued JMJ 2,910,000 common shares pursuant to Rule 144 based on a conversion price of $0.001843 per share.

On February 27, 2013, JMJ executed a debt to equity conversion of $5,226 in principal of the sixth tranche of $15,000, which we closed on April 5, 2012.  We issued JMJ 3,500,000 common shares pursuant to Rule 144 based on a conversion price of $0.001493 per share.

On March 5, 2013, JMJ executed a debt to equity conversion of $7,425 in principal of the sixth tranche of $15,000, which we closed on April 5, 2012.  We issued JMJ 5,400,000 common shares pursuant to Rule 144 based on a conversion price of $0.001377 per share.

On March 5, 2013, JMJ executed a debt to equity conversion of $2,229 in principal and interest of the sixth tranche of $15,000, which we closed on April 5, 2012; and $5,625 was the balance owed of consideration on the principal from the prior six tranches.  We issued JMJ 7,829,800 common shares pursuant to Rule 144 based on a conversion price of $0.001003 per share.

All debt conversions were consummated at the contractual terms agreed upon for each loan.  Accordingly, there was no gain/loss on conversions.

As of the date of this report, we owe a total of $12,263 in long-term debt.  Of the $12,263 we owe a total of $10,000 in principal, $1,250 is consideration on the principal and $1,013 is interest.

As of the date of this report, if all of the outstanding convertible promissory notes totaling $1,772,649 were converted based on the closing bid price of $0.0001, we would be required to issue approximately 25 billion shares.  Based on the 2,124,402,540 current issued and outstanding shares and our current authorized of 10 billion shares, we would require an additional 17 billion authorized shares to satisfy the potential conversions.

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

Dated: May 15, 2013		Imaging Diagnostic Systems, Inc.

	By:	/s/ Linda B. Grable
Linda B. Grable
Chief Executive Officer

	By:	/s/ Allan L. Schwartz
Allan L. Schwartz, Executive Vice-President and Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)