Form 10-Q
period 2018-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2018-11-14
CIK 790652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to______

Commission file number: 000-26028

IMAGING DIAGNOSTIC SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	22-2671269
(State of Incorporation)	(IRS Employer Ident. No.)

1291-B NW 65th Place, Fort Lauderdale, FL	33309
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number: (954) 581-9800

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐       No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐       No ☒

The number of shares outstanding of the issuer’s common stock as of November 9, 2018: 120,641,250 shares of common stock, no par value.

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

i

Item 1. Financial Statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Balance Sheets

	(un-audited)
	September 30, 2018	June 30, 2018
Assets
Current assets:
Cash	$118,491	$271,540
Due from related party	152,945	34,853
Royalty receivable	14,502	21,753
Other receivable	11,965	850
Prepaid expenses	20,787	22,750

Total current assets	318,690	351,746

Property and equipment, net	25,229	27,178

Total assets	$343,919	$378,924

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$135,893	$69,756
Accrued payroll taxes and penalties	314,019	314,019
Short term debt-related parties	300,000	-
Convertible Preferred Series L	366,451	361,914

Total current liabilities	1,116,363	745,689

Total liabilities	1,116,363	745,689

Commitment and Contingencies (Note 15)

Stockholders' (Deficit):

Preferred stock, no par, 2,000,000 authorized Convertible preferred stock, Series M, 600 designated 0 and 591 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	-	7,589,173
Common stock, no par value, 500,000,000 authorized , 120,641,250 and 33,597,241 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	123,962,797	118,052,797
Additional paid-in capital	7,055,382	7,055,382
Accumulated Deficit	(131,790,623)	(133,064,117)

Total stockholders' (Deficit)	(772,444)	(366,765)

Total liabilities and stockholders' (Deficit)	$343,919	$378,924

See accompanying notes to the un-audited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Operations

(un-audited)

	Three Months Ended	Three Months Ended
	September 30, 2018	September 30, 2017

Sales, related party	$137,787	$15,158
Service revenue	-	5,375
Total Revenue	137,787	20,533

Cost of Sales	63,426	215

Gross Profit	74,361	20,318

Operating Expenses:
General and administrative	294,818	217,037
Salaries and wages	140,330	156,903
Research and development	34,656	18,402
Sales and marketing	507	9,162
Depreciation and amortization	1,949	1,948

Total Operating Expenses	472,260	403,452

Operating Loss	(397,899)	(383,134)

Other Income (expense)

Interest income	15	3
Other Income	30	7,931
Interest expense	(3,288)	(43,955)
Total Other Income (Expense)	(3,243)	(36,021)
Net Loss	(401,142)	(419,155)

Preferred Stock Dividends	(4,537)	(139,285)
Net Loss Available to Common Stockholders'	(405,679)	(558,440)

Net Loss per common share:
Basic and diluted	$-	$(0.03)
Weighted average number of common shares outstanding:
Basic and diluted	84,688,285	21,774,511

See accompanying notes to the un-audited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Changes in Stockholders' (Deficit)

For the three months ended September 30, 2018

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2018	591	$7,589,173	33,597,241	$118,052,797	$7,055,382	$(133,064,117)	$(366,765)

Conversion Viable Series M Cv Preferred to common stock	(591)	(5,910,000)	87,044,089	5,910,000	-	-	-

Adjustment to correct number of common shares	-	-	(80)	-	-	-	-
							-
Cummulative Dividend on Series M CV Preferred	-	(1,679,173)	-	-	-	1,679,173	-
							-
Cummulative Dividend on Series L CV Preferred	-	-	-	-	-	(4,537)	(4,537)
							-
Net loss						(401,142)	(401,142)

Balance at September 30, 2018	-	$-	120,641,250	$123,962,797	$7,055,382	$(131,790,623)	$(772,444)

See accommpanying notes to the un-audited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Cash Flows

(un-audited)

	Three months ended	Three months ended
	September 30, 2018	September 30, 2017

Net loss	$(401,142)	$(419,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,949	1,948
Changes in assets and liabilities:
(Increase) decrease in due from related party	(118,092)	(40,158)
(Increase) decrease in royalty receivable	7,251	-
(Increase) decrease in other receivables	(11,115)	-
(Increase) decrease in prepaid expenses	1,963	2,535
Increase (decrease) in accounts payable and accrued expenses	66,137	109,632
Increase (decrease) in accrued payroll taxes and penalties	-	(22,000)
Total adjustments	(51,907)	51,957

Net cash used in operating activities	(453,049)	(367,198)

Cash flows from investing activities:	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from loan payable	300,000	-
(Repayment) of loan payable	-	(128,000)
Proceeds from common stock subscription deposits	-	300,000

Net cash provided by financing activities	300,000	172,000

Net decrease in cash and cash equivalents	(153,049)	(195,198)

Cash and cash equivalents at beginning of period	271,540	199,044

Cash and cash equivalents at end of period	$118,491	$3,846

Supplemental Disclosure of cash flow information:
Cash paid during the year for interest	$2,918	$-
Cash paid during the year for taxes	$-	$-

See accompanying notes to the un-audited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(1)	ORGANIZATION AND NATURE OF BUSINESS

Imaging Diagnostic Systems, Inc. (“the Company” or “IDSI”) is a medical technology company that has developed a new, non-invasive CT scanner called CTLM® that uses a laser beam in place of ionizing X-ray for breast imaging. This technology is called Diffuse Optical Tomography. The CTLM® will provide an adjunctive imaging modality to other methods of imaging the breast such as X-ray mammography, MRI and ultrasound.

(2)	GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements are prepared assuming the Company will continue as a going concern. As of September 30, 2018, the Company had an accumulated deficit of $131,790,623, a stockholders’ deficit of $772,444, and a working capital deficiency of $797,673. For the three months ended September 30, 2018, net loss totaled $401,142. The net cash used in operating activities for the three months ended September 30, 2018 totaled $453,049. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. Finally, there can be no assurance that we will obtain FDA marketing or China FDA (CFDA) or other new international marketing clearances, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably. If our majority shareholder Viable International Investments, LLC (“Viable”) fails to continue funding, the Company would be materially adversely affected and may have to cease operations due to a lack of funding. These matters affect the Company’s liquidity profile, and management’s plans in those regards are discussed in the paragraphs that follow.

For the remainder of fiscal year 2019, we anticipate that losses from operations will continue until we obtain marketing clearance through CFDA and begin to generate revenues through the sales of CTLM® systems in China. These losses will be primarily due to an anticipated increase in marketing, manufacturing and operational expenses associated with the international commercialization of the CTLM®, expenses associated with our CFDA and FDA approval processes, and the costs associated with advanced product development activities.

The Company is currently focused on obtaining marketing clearance of its CTLM® Breast Imaging System through the CFDA in China. The PMA process for U.S. marketing clearance is expected to take much longer than the Chinese process. Sales in China are expected to commence in the second half of fiscal 2019. No sales in the U.S. are expected in fiscal 2019. The Company has received the CE Mark which would allow it to sell its CTLM® System in the European Union and other countries that recognize the CE Mark; however, the Company does not expect material sales in Europe until it received U.S. marketing clearance.

The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise additional capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) successfully develop, market, and sell its products. The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2019 and continue its development and commercialization efforts. However, there can be no assurance that IDSI will generate sufficient revenue to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation and use of estimates

The financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions also include the valuations of certain financial instruments, stock-based compensation, deferred tax assets, the outcome of litigation and tax matters, and other matters that affect the statements of financial condition and related disclosures. Actual results could differ materially from these estimates.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2018, contained in our General Form for Registration of Securities of Form 10 as filed with the Securities and Exchange Commission (the “Commission”) on August 28, 2018, as amended on October 5, 2018. The results of operations for the three months ended September 30, 2018, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2019.

(b) Revenue recognition

As of July 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The Company sells medical imaging products, parts, and services where permitted to independent distributors and in certain unrepresented territories directly to end-users. The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Any discounts, sales incentives or similar arrangements with the customer are estimated at time of sale and deducted from revenue. Sales taxes and other similar taxes are excluded from revenue.

(c) Allowance for doubtful accounts

In the event that management determines that a receivable becomes uncollectible, or events or circumstances change, which result in a temporary cessation of payments from the distributor, we will make our best estimate of probable or potential losses in our accounts receivable balance using the allowance method for each quarterly period. Management will review the receivables at the end of each fiscal year and the appropriate allowance will be made based on current available evidence and historical experience.

Our allowance for doubtful accounts was $-0- as of September 30, 2018 and June 30, 2018.

(d) Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company. There were no cash equivalents at September 30, 2018 and June 30, 2018.

(e) Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit of $250,000. At September 30, 2018 and June 30, 2018, the Company had $0 and $0 in excess of the federally insured limit.

For the three months ended September 30, 2018 and September 30, 2017, the Company had the following 10 percent or greater concentrations of revenue with its customers:

	September 30, 2018	September 30, 2017
Xi’an IDI Laser Image	100%	74%
All other	0%	26%
Total	100%	100%

(f) Inventory

Inventories, consisting principally of raw materials, work-in-process (including completed units under testing), finished goods and units placed on consignment, are carried at the lower of cost and net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Raw materials consist of purchased parts, components and supplies. Work-in-process includes completed units undergoing final inspection and testing. The Company periodically reviews the value of items in inventory and records write-downs or write-offs based on its assessment of slow moving or obsolete inventory. The Company maintains a reserve for obsolete inventory and generally makes inventory value adjustments against the reserve.

(g) Property and equipment

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

(h) Research and development

Research and development expenses consist principally of expenditures for equipment and outside third-party consultants, raw materials which are used in testing and the development of the Company's CTLM® device or other products and product software. The non-payroll related expenses include testing at outside laboratories, parts associated with the design of initial components and tooling costs, and other costs which do not remain with the developed CTLM® device.

(i) Net loss per share

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

The Company had 4,811,610 and 4,811,610 options vested as of September 30, 2018 and June 30, 2018, respectively.

(j) Stock-based compensation

The Company relies on the guidance provided by ASC 718, (“Share Based Payments”). ASC 718 requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the three months ended September 30, 2018 and 2017, no stock options were granted to employees and consultants. Stock options are being expensed pursuant to ASC 718.

The fair value concepts were not changed significantly in ASC 718; however, in adopting this Standard, companies were given the option to choose among alternative valuation models and amortization assumptions. We elected to continue to use the Black-Scholes option pricing model and expense the options as compensation over the requisite service period of the grant. We will reconsider use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. See (15) Stock Options.

(k) Long-lived assets

The Company relies on the guidance provided by ASC 360 (“Property, Plant & Equipment”). ASC 360 requires companies to write down to estimated fair value long-lived assets that are impaired. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review of recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized.

The Company has determined that no impairment losses need to be recognized through the three months ended September 30, 2018 and 2017.

(l) Income taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provisions of the ASC 740 -10 related to, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax positions.

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of the date these financials were available to be issued, tax years ended June 30, 2015-2018 are still potentially subject to audit by the taxing authorities.

(m) Warranty reserve

The Company warrants all products and parts supplied for a period of 12 months from the date of installation or 15 months from the date the products was/were shipped from IDSI, whichever occurs first. The table below reflects the warranty reserve established for the three months ended September 30, 2018 and the fiscal year ended June 30, 2018. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Based on the Company’s experience, the warranty reserve was estimated based on the replacement cost of the laser and certain electronic parts. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The following warranty reserve balances are included in accounts payable and accrued expenses.

	September 30, 2018	June 30, 2018
Warranty reserve	$6,411	$6,411

(n) Impact of recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period. The Company has not elected to early adopt and is currently evaluating the impact the adoption of this new standard will have on its financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting.” ASU 2018-07 aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, “Equity – Equity-based Payments to Nonemployees.” It is effective for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

(o) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments. After a review of our accounts receivable, the Company has not recorded an allowance for doubtful accounts. The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At September 30, 2018 and June 30, 2018, the aggregate fair value of the Company’s debt obligations approximated its carrying value. The Company relies upon the guidance of ASC 820 (“Fair Value Measurements and Disclosures”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly, transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(4)	REVENUE

The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Sales taxes and other similar taxes are excluded from revenue.

The adoption of ASC 606 resulted in an immaterial impact to specific financial statement line items of the Company’s unaudited Statements of Operations during the three months ended September 30, 2018 and 2017

As of July 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The Company adopted the standard using the modified retrospective method and the adoption did not have a material impact on its financial statements. The Company expects that the impact to net income of the new standard will be immaterial on an ongoing quarterly and annual basis. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Information about the Company’s net sales by reporting segment for the three months ended September 30, 2018 and 2017 is as follows:

	For the three months ended
	September 30,	September 30,
	2018	2017

Sales-parts	$137,787	$15,158
Service revenue	-	5,375
Net sales	$137,787	$20,533

(5)       DUE FROM RELATED PARTY

On March 22, 2018, the Board of Directors approved the execution of two agreements with Xi’an IDI Laser Image Ltd. (“Xi’an”) of China, an affiliated Company of IDSI. The agreements are a Know How Transfer Contract and a CTLM Know How Confidentiality Agreement. The contract, having a term of 20 years, stipulates that Xi’an will pay IDSI a know how transfer fee of 25% of revenue for CTLM product sales in their territory. The Company also sells inventory parts or acquires parts from third parties on behalf of Xi’an. For the three months ended September 30, 2018 and 2017, such sales totaled $137,787 and $15,158, respectively. As of September 30, 2018 and June 30, 2018, the Company has receivables from related parties of $152,945 and $34,853, respectively as a result of sales of inventory parts or acquisition of parts from third parties on behalf of Xi’an. On October 26, 2018, the Company received a payment of $30,206 which settled all invoices prior to June 30, 2018. Xi’an and Viable have common ownership hence these transactions are considered related party transactions.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(6)	ROYALTY RECEIVABLE

On June 16, 2006, the Company entered into a Royalty Agreement with Bioscan Inc. whereby the Company established a licensing relationship with Bioscan which granted Bioscan an exclusive sublicensable, royalty-bearing license to make, use, offer for sale, import and otherwise develop and commercialize products in its territory. Bioscan Inc. was subsequently purchased by TriFoil Imaging. During the three months ended September 30, 2018, there was no royalty income, however the Company received a royalty payment of $7,251, leaving a remaining $14,502 balance of royalty receivable.

(7)	INVENTORIES

Inventories consisted of the following:

	September 30,	June 30,
	2018	2018
Raw materials consisting of purchased parts, components and supplies	$387,866	$415,262
Work-in process including units undergoing final inspection and testing	52,500	52,500
Finished goods	15,000	15,000
Total Inventory	$455,366	$482,762
Inventory Reserve	(455,366)	(482,762)
Net Inventory	$-	$-

Due to the age of the inventory, lack of demand for parts and lack of sales the Company has booked a reserve for the entire value of its inventory as of June 30, 2018. For the three months ended September 30, 2018, reduction of inventory represents items that were sold from inventory held. In addition, the Company purchased approximately $63,000 of inventory parts which was recorded as cost of sales. The company sold those parts to Xi’an (see note 5).

(8)	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	September 30, 2018	June 30, 2018	Useful life

Furniture and Fixtures	$261,011	$261,011	5 years
Computers and Equipment	370,704	370,704	5 years
Third Party Software	10,291	10,291	5 years
Clinical Equipment	15,000	15,000	5 years
Total Property & Equipment	$657,006	$657,006
Less: accumulated depreciation	(631,777)	(629,828)
Total Property & Equipment - Net	$25,229	$27,178

Depreciation expense for the three months September 30, 2018 and 2017 was $1,949 and $1,948 respectively.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(9)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2018, and June 30, 2018, accounts payable and accrued expenses totaled $135,893 and $69,756 of which consists of accounts payable of $88,503 and $2,308, warranty reserve of $6,411 and $6,411, and other accrued expenses of $40,979 and $61,037, respectively. During the year ended June 30, 2018 the Company settled various accounts payable and accrued expenses with vendors or wrote-off old accounts payables due to the expiration of the statute of limitation resulting in write-offs of accounts payable and accrued expenses of $44,611. During the year ended June 30, 2018, the Company issued restricted common shares for settlement of $20,000 of accrued salaries and $190,000 of accounts payable.

(10)	ACCRUED PAYROLL TAXES AND PENALTIES

As of September 30, 2018, and June 30, 2018, the Company owes the IRS $314,019 and $314,019, respectively. Accrued payroll taxes represent unfunded payroll taxes, interest and penalties commencing with the quarter ending March 31, 2010. As part of new management’s restructuring plan, the Company received funds from an accredited investor to be able to make a payment to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting penalty and interest abatement. The amount due at September 30, 2018 of $314,019 represents the interest and penalty. The Company has formally asked the IRS to abate all remaining interest and penalties of $314,019. The IRS is considering the request.

(11)	SHORT-TERM DEBT-RELATED PARTIES

The following table is a summary of the outstanding note balance as of September 30, 2018 and June 30, 2018.

Noteholder	Interest Rate	Maturity Date	September 30, 2018	June 30, 2018
Related parties debt:
Erhfort, LLC	15%	8/8/2019	$100,000	$-0-
Erhfort, LLC	15%	9/12/2019	100,000	-0-
Qing Wang	15%	9/21/2019	100,000	-0-
Total Related Party Debt			$300,000	$-0-

Erhfort, LLC and Qing Wang both own common stock in the Company hence are considered related parties. During the year ended June 30, 2018, the Company issued restricted common shares to Viable as settlement of $200,000 of debt. On April 27, 2018, the Company paid Redwood Management $63,500 as settlement of debt plus $1,000 late payment fee.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(12)	CONVERTIBLE PREFERRED STOCK

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of September 30, 2018:

Security	Date Issued	No. of Shares	Amount	Date of Conversion	No. of Shares Converted	Amount Converted	Balance 09/30/2018
Series M Cv Pfd	8/1/2014	250	$2,500,000	4/18/2017	6	$60,000
				11/21/2017	3	30,000
				8/7/2018	241	2,410,000	$-0-
Series M Cv Pfd	8/31/2015	200	2,000,000	8/7/2018	200	2,000,000	-0-
Series M Cv Pfd	4/22/2016	150	1,500,000	8/7/2018	150	1,500,000	-0-
Total		600	$6,000,000			$6,000,000	$-0-
Accrued Dividends							-0-
							$-0-

Series L Cv Pfd	2/10/2010	35	$350,000	1/6/2011	15	$150,000	$200,000
Accrued Dividends							166,451
							$366,451

Series L Convertible Preferred Stock

On March 31, 2010, a private investor converted a $350,000 short-term promissory note into 35 shares of Series L Convertible Preferred Stock. The original purchase price/stated value is $10,000 per share and dividends accrue at an annual rate of 9%. The preferred stock is convertible into 474 shares of common stock for each share of preferred stock. On January 6, 2011, the private investor converted 15 shares of Series L Convertible Preferred Stock representing a principal value of $150,000. After the conversion, the private investor held 20 shares representing a principal value of $200,000. The remaining principal value of $200,000 is presented on the balance sheet as a current liability since it is mandatorily redeemable. At September 30, 2018 and June 30, 2018, the balance of cumulative dividends owed to the investor which is included in redemption value was $166,451 and $161,914, respectively. The remaining principal value of $200,000 plus the cumulative dividend are presented on the balance sheet as a current liability of $366,451 as of September 30, 2018 and $361,914 as of June 30, 2018.

Series M Convertible Preferred Stock

The Company, during the fiscal year ending June 30, 2015, sold Series M Convertible Preferred Stock to Viable International Investments, LLC, a Florida limited liability company, (“Viable”). The original purchase price/stated value of each share of Series M Preferred Stock was $10,000 and Viable was be entitled to receive cumulative dividends at the fixed rate of 9% of the stated value per share per annum. The first tranche of the private placement sale of 250 shares of convertible preferred stock was made pursuant to a Securities Purchase Agreement (the “Agreement”) dated June 27, 2014 between the Company and Viable. The Agreement stipulated the payment of a $100,000 non-refundable deposit which was paid on June 27, 2014 and applied to the purchase price on the first closing date, August 4, 2014. At the first closing, $2,400,000 was paid by Viable to purchase 250 shares of convertible preferred stock which provided a 78.9% voting and economic interest in the Company’s capital stock representing a change in control of the Company. Because of delays in restructuring the Company and executing its business plan, Viable was unable to convert its Series

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(12)	CONVERTIBLE PREFERRED STOCK (Continued)

M Convertible Preferred Stock into Common Stock according to its timeline. On June 1, 2016, Viable presented the Company with a waiver that permanently waived its rights under Section 3 – Redemption at Holder’s Option of the Certificate of Designations of the Series M Preferred Stock. Therefore, the Company reclassified the Series M Preferred Shares to permanent equity from temporary equity on June 1, 2016.

Viable, at its option, deviated from the stipulated payment schedules and purchased 200 Series M shares for $2,000,000 on August 31, 2015, and 150 Series M shares for $1,500,000 on April 22, 2016, which completed all of the payments required pursuant to the Agreement. The Series M dividends were payable at the Company’s option in cash or common stock. Accordingly, after the reclassification of Series M from temporary equity to permeant equity the Company has continued to accrue the dividend as a charge to retained earnings and a credit to preferred stock Series M in permanent equity. Upon conversion of the remaining 591 Series M shares to common stock on August 7, 2018, the accrued dividends were forfeited and reversed to retained earnings as the Company does not have any further obligations for payment of such accrued dividends. At September 30, 2018 and June 30, 2018, the balance of cumulative dividends owed to the investor which is included in redemption value was $0 and $1,679,173, respectively.

On November 21, 2017, Viable exercised its right to convert three shares of its Series M Convertible Preferred Stock valued at $30,000 into 441,848 shares of restricted common stock. Subsequent to the conversion, Viable sold a total of 392,157 restricted common shares to three accredited investors in China and retained 49,691 restricted common shares for its portfolio. The underlying Series M Convertible Preferred Stock held by Viable was issued with a restrictive legend pursuant to Rule 144 because the shares were not registered. Any conversions to common stock would also be issued with a restrictive legend pursuant to Rule 144.

On April 18, 2017, Viable exercised its right to convert six shares of its Series M Convertible Preferred Stock valued at $60,000 into 883,696 shares of restricted common stock. Subsequent to the conversion, Viable sold a total of 872,787 restricted common shares to three accredited investors in China and retained 10,909 restricted common shares for its portfolio. The underlying Series M Convertible Preferred Stock held by Viable was issued with a restricted legend pursuant to Rule 144 because the shares were not registered. Any conversions to common stock would also be issued with a restricted legend pursuant to Rule 144.

On August 7, 2018, Viable converted its remaining 591 shares Series M Convertible Preferred Stock into 87,044,089 shares of restricted common stock.

(13)	COMMON STOCK

On July 12, 2018, the majority shareholder of the Company, Viable International Investments, LLC delivered a written request to effect a one-for-1000 reverse stock split in the form of a Written Consent of the Majority Shareholder of Imaging Diagnostic Systems, Inc. The Board of Directors of the Corporation believed it to be in the best interest of the Corporation and recommended that the stockholders approve a one-for-1000 reverse stock split of the Corporation’s issued and outstanding shares of Common Stock and a decrease in the amount of shares of Common Stock authorized to be issued from 40,000,000,000 shares to 500,000,000 shares. After receiving stockholder approval by majority written consent, the Company filed amended and restated Articles of Incorporation with the Florida Secretary of State on July 12, 2018 to record this action. The reverse stock split became effective July 27, 2018. The Company has retroactively adjusted its financial statements for the effect of the reverse stock split.

The Company has 500,000,000 of common shares no par value authorized and 2,000,000 of no par preferred shares authorized.

During the three months ended September 30, 2018, the Company issued a total of 87,044,089 shares of its common stock.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(13)	COMMON STOCK (Continued)

On August 7, 2018, Viable exercised its right to convert the remaining 591 shares of its Series M Convertible Preferred Stock valued at $5,910,000 into 87,044,089 shares of restricted common stock. The underlying Series M Convertible Preferred Stock held by Viable was issued with a restrictive legend pursuant to Rule 144 because the shares were not registered. Any conversions to common stock would also be issued with a restrictive legend pursuant to Rule 144.

During the year ended June 30, 2018, the Company issued a total of 11,822,730 shares of its common stock.

On November 21, 2017, Viable exercised its right to convert three shares of its Series M Convertible Preferred Stock valued at $30,000 into 441,848 shares of restricted common stock.

The Company issued shares pursuant to subscription agreement as follows:

On November 21, 2017, the Company sold 588,235 shares of restricted common stock to a non-affiliated accredited investor pursuant to a Subscription Agreement for $300,000. The price per share was approximately $0.51 per share.

On April 23, 2018, the Company sold 588,235 shares of restricted common stock to a non-affiliated accredited investor pursuant to a Subscription Agreement for $300,000. The price per share was approximately $0.51 per share.

On May 20, 2018, the Company sold 392,157 shares of restricted common stock to an accredited investor, pursuant to a subscription agreement for $200,000. The shares, priced at $0.51 per share, were issued on June 30, 2018.

On June 28, 2018, the Company sold 1,372,549 shares of restricted common stock to an accredited investor, pursuant to a subscription agreement for $700,000. The shares, priced at $0.51 per share, were issued on June 30, 2018.

The Company issued shares as settlement of Company debt as follows:

On January 10, 2018, the Company issued 1,000,000 restricted common shares as settlement of $200,000 of Company debt. The price per share was $0.20 per share.

On April 23, 2018, the Company issued 1,500,000 restricted common shares as settlement of $300,000 of Company debt. The price per share was $0.20 per share.

On June 28, 2018, the Company issued 3,000,000 restricted common shares as settlement of $600,000 of Company debt. The price per share was $0.20 per share.

On August 15, 2016, an accredited investor, loaned the Company the sum of $750,000 pursuant to a convertible promissory note. Pursuant to a debt to equity agreement dated June 28, 2018, the investor converted the principal of $750,000 and interest of $213,750 into 1,889,706 shares of restricted common stock. The conversion price was $0.51 per share, based on the last cash sale price of the Company’s common stock. The conversion feature per the agreement is based on the public market trading price; however, since the Company is not an active trading company, the most recent cash price was used.

The Company issued shares as settlement of Accounts Payable and Accrued Expenses as follows:

On January 10, 2018, the Company issued 100,000 restricted common shares as settlement of $20,000 accrued salaries. The price per share was $0.20 per share.

On January 10, 2018, the Company issued 240,000 restricted common shares as settlement of $48,000 of accounts payable. The price per share was $0.20 per share.

On April 23, 2018, the Company issued 710,000 restricted common shares as settlement of $142,000 of accounts payable. The price per share was $0.20 per share.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(14)	STOCK OPTIONS

On December 4, 2016, the Board of Directors adopted the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) which was subsequently approved and adopted by majority written consent in lieu of an annual meeting. The purpose of the 2016 Plan is to encourage and enable the officers, employees, directors and other key persons (including consultants) of the Company, upon whose judgment, initiative and efforts the Company largely depends for the successful conduct of its business, to acquire a proprietary interest in the Company. It is anticipated that providing such persons with a direct stake in the Company’s welfare will assure a closer identification of their interests with those of the Company and its stockholders, thereby stimulating their efforts on the Company’s behalf and strengthening their desire to remain with the Company.

On January 1, 2017, the Board granted options to purchase a total of 7,364,136 shares, all with an exercise price of $0.20 per share. Options were granted to nine employees to purchase 5,498,555 shares and to six consultants to purchase 1,865,581 shares. On January 1, 2018, the Board granted options to purchase 5,000,000 shares all with an exercise price of $0.20 per share to four consultants. On May 1, 2018, the Board granted options to purchase 500,000 shares all with an exercise price of $0.20 per share to an additional consultant.

In computing the impact of stock option grants, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company cannot assess its forfeiture rate at this time. During the three months ended September 30, 2018, the options issued above were valued using the Black-Scholes model but based on exercise price and fair value being the same the options had zero value.

	As of September 30, 2018	As of June 30, 2018
Expected volatility	0.00%	0.00%
Expected term	3 Years	3 Years
Risk-Free interest rate	2.79% to 3.08%	2.79% to 3.08%
Forfeiture rate	0.00%	0.00%
Expected dividend rate	0.00%	0.00%

The expected term is estimated as the numbers needed for the calculation will not be available until the underlying common stock is quoted on an OTC market for a sufficient amount of time to obtain historical patterns and volatility.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(14)	STOCK OPTIONS (Continued)

The following table summarizes information about all of the stock options outstanding under the 2016 Plan at September 30, 2018 and June 30, 2018:

Employees/Consultants	Shares	Wtd. Avg.
Outstanding at June 30, 2017	6,627,720	$0.20
Granted	5,500,000	$0.20
Exercised	-	$-
Cancelled	(490,943)	$0.20
Outstanding at June 30, 2018	11,636,781	$0.20
Granted	-	$-
Exercised	-	$-
Cancelled	(294,566)	$0.20
Outstanding at September 30, 2018	11,342,211	$0.20

At September 30, 20118, the Company has issued options pursuant to six different stock option plans, the most recent being the 2016 Plan. The previous five plans through and including the 2012 Non-Statutory Plan have a remaining total of options vested and exercisable to purchase 13 shares at exercise prices from a high of $57,000 to a low of $350 per share. The tables below summarize information about these five plans:

Employees/Consultants	Shares	Wtd. Avg.
Outstanding at June 30, 2017	65	$12,070
Granted	-	$-
Exercised	-	$-
Cancelled	(52)	$14,770
Outstanding at June 30, 2018	13	$1,210

Granted	-	$-
Exercised	-	$-
Cancelled	(0.11)	$11,000
Outstanding at September 30, 2018	13	$1,189

Vested & Exercisable Stock Options	September 30, 2018	June 30, 2018
Employee 2016 Equity Plan	-	-
Director 2016 Equity Plan	-	-
Employee Other Plans	13	13
Directors and Consultants Other Plans	-	-
Total	13	13

The Company’s common stock, symbol IMDS, was quoted on OTCmarkets.com Pink until September 25, 2014 at which time IDSI’s registration was revoked by the Securities and Exchange Commission (SEC) for failure to timely file its Quarterly and Annual Reports. The last quoted price was $0.1. Because the Company was de-registered and OTC markets did not provide a quote for IMDS, there is no public market for the Company’s shares. Given the exercise prices adjusted for the reverse split, it is highly unlikely that any employee holding pre-2016 Plan options will exercise them. The Company has sufficient authorized shares available for all outstanding option; however, if exercised, the shares will be issued with a restrictive legend because the Company was not an SEC reporting company until October 2018. Further, given its recent return to SEC reporting status, the Company is unable to file an S-8 Registration Statement to register shares issued because of option exercise pursuant to various stock option agreements.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(15)	COMMITMENTS AND CONTINGENCIES

The Company previously carried $3,000,000 in product liability insurance to cover both clinical sites and sales. As part of its cost savings initiatives, the Company cancelled the policy as it had not had any adverse experiences after conducting more than 25,000 patient scans worldwide. The Company is now self-insuring the risk of product liability. The Company is about to begin a new series of clinical trials in the U.S. and also to engage the services of a medical device contract manufacturer. Each hospital will have their own requirements regarding product liability insurance and the Company will obtain such insurance when requested. The medical device manufacturer has stated in their contract that they will require $2,000,000 product liability insurance before commencing the manufacture of CTLM® systems.

From May 2010 to June 2012, claims were made by the IRS for payment of the Company’s accrued payroll taxes, interest and penalties, which as of June 30, 2012 was $1,489,640. The Company engaged tax counsel to handle this matter and intends to fully satisfy its payroll tax obligations. On August 4, 2014, Viable purchased 250 shares of convertible preferred stock for $2,500,000, which gave them a 78.9% voting and economic interest in the Company’s capital stock representing a change in control of the Company. New management’s tax counsel negotiated a new Installment Agreement which stipulated a lump sum payment of $250,000, which was paid on September 4, 2014 and monthly installment payments of $20,000 beginning in September 2014 due on the 18th of each month until the balance of payroll taxes, interest and penalties are paid in full.

During fiscal 2018, as part of new management’s restructuring plan, the Company received funds from an accredited investor to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting abatement of penalties and interest totaling $314,019. The IRS is considering the request.

The Company leases a commercial building from Isco Properties, LLC for its offices and warehouse in Fort Lauderdale, FL. The term of the lease is five years beginning February 2014 with a monthly base rent beginning at $6,360 and increasing at a rate of 3% per year. The total rent commitment for the five years is $405,031 of which $376,398 has been paid through September 30, 2018, leaving a balance due of $28,633. Total rent expense for operating leases for offices and manufacturing facilities amounted to $21,434 and $20,849 for the three months ended September 30, 2018 and 2017, respectively. On October 31, 2018, the Company extended the lease for two years from February 1, 2019 to January 31, 2021 (see footnote 15). The monthly base rent is $7,150 for the 1st year and $7,350 for the 2nd year. The rent commitment including sales tax for the two years is $184,092.

On September 30, 2013, the Company’s lease with Fort Lauderdale Business Plaza Associates (the “Landlord”) for the premises located at 5307 NW 35th Terrace, Fort Lauderdale, FL 33309 expired and we did not exercise our option to renew for three more years. We continued to occupy the premises on a month to month basis giving us time to find a less expensive facility.

The landlord refused to repair or replace two roof top air conditioning units so we engaged counsel who advised that the Landlord had violated Florida Statute 83.201 by failing to provide air conditioning which is deemed a utility in the State of Florida. In 2013, we calculated the amount of rent due of $41,262 when we had no air conditioning for our offices and recorded that amount as other income for the debt cancellation. Although the Company does not anticipate any further litigation we accrued $27,607 for rent, which our attorney determined is our maximum liability for rent when the air conditioning was functioning.

(16)	SUBSEQUENT EVENTS

On October 31, 2018, The Company extended its office and warehouse lease with Isco Properties, LLC (see footnote 14). The extension is for 2 years from February 1, 2019 to January 31, 2021. The monthly base rent is $7,150 for the 1st year and $7,350 for the 2nd year. The rent commitment including sales tax for the two years is $184,092.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q for the period ended September 30, 2018 contains “forward-looking statements” within the meaning of the federal securities laws and use terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements. These forward-looking statements include, among others, statements relating to our business strategy, which is based upon our interpretation and analysis of trends in the healthcare treatment industry, especially those related to the diagnosis and treatment of breast cancer, and upon management’s ability to successfully develop and commercialize its principal product, the CTLM®. This strategy assumes that the CTLM® will provide benefits, from both a medical and an economic perspective, to current alternative techniques for diagnosing and managing breast cancer. Factors that could cause actual results to materially differ include, without limitation, the timely and successful completion of our clinical trials required by the U.S. Food and Drug Administration (“FDA”) and China Food and Drug Administration (“CFDA”); the timely and successful submission of our CFDA and FDA applications and our ability to obtain marketing clearance; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing through private placements or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future. There are also many known and unknown risks, uncertainties and other factors, including, but not limited to, technological changes and competition from new diagnostic equipment and techniques, changes in general economic conditions, healthcare reform initiatives, legal claims, regulatory changes and risk factors detailed from time to time in our Securities and Exchange Commission filings that may cause these assumptions to prove incorrect and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described above and in our Form 10 registration filed on August 28, 2018, as amended on October 5, 2018, and November 14, 2018. All forward-looking statements and risk factors included in this Form 10-Q report and in the Form 10 registration are made as of the date of the relevant disclosure document based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements or risk factors. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. You are encouraged to read the Form 10-Q quarterly report in conjunction with our Form 10 registration for more detailed disclosure of risk factors and other supplemental information. Since our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Imaging Diagnostic Systems, Inc. (“IDSI”) is a late development stage medical technology company. Since inception in December 1993 as a Florida corporation and subsequently its reverse merger with Alkan Corp., a New Jersey Corporation on April 14, 1994, we continued operations and changed our state of incorporation from New Jersey to Florida, effective July 1, 1995. On July 14, 1995, we filed with the United States Securities and Exchange Commission (“SEC”) a Form 10 SB for registration of our securities as a small business issuer. The Form 10 SB was declared effective in September 1995 and our stock began trading on the OTC Bulletin Board (OTC:BB) on September 20, 1995 under the symbol IMDS. We became a fully reporting company under Commission File Number 0-26028 and traded on the OTC:BB and then on the OTC:QB and ultimately on the OTC PINK until September 25, 2014, at which time our registration was revoked by the SEC for failure to timely file our required periodic reports. Our latest quarterly report on Form 10-Q was filed on May 15, 2013, for the quarter ended March 31, 2013. Our last annual report on Form 10-K was filed on October 15, 2012, for the year ended June 30, 2012. Copies of our SEC reports through the date of revocation (the “Prior Reports”) are available at www.sec.gov.

As of the date of this quarterly report on Form 10-Q for the three months ended September 30, 2018, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through September 30, 2018, of $131,790,623 after discounts and dividends on preferred stock. We incurred net losses applicable to common shareholders of $405,679 for the three months ended September 30, 2018 and $558,440 for the three months ended September 30, 2017. We anticipate that substantial losses from operations will continue until we obtain marketing clearance through the China Food and Drug Administration (“CFDA”) and begin to generate revenues through the sales of CTLM® systems in China, as we believe that we face substantial delays before receiving marketing clearance through the U.S. Food and Drug Administration (“FDA”). These losses will be primarily due to an anticipated increase in marketing, manufacturing and operational expenses associated with the international commercialization of the CTLM®, expenses associated with our CFDA and FDA approval processes, and the costs associated with advanced product development activities. We have implemented a new business strategy which includes a licensing agreement on June 20, 2017 with Xi’an IDI Laser Imaging Co. Ltd (Xi’an IDI), a related party, to shift manufacturing of the CTLM® for the China and Asian markets to China.

IDSI believes that the majority owner of our outstanding common stock, Viable International Investments, LLC (“Viable”) will be able to provide sufficient financing through private placements and/or loans to support operations, to complete the approval processes and, in the event that we obtain marketing clearance, to have sufficient funding to launch the CTLM® in China and the U.S. There can be no assurance that we will continue to be funded by Viable and its affiliates. Finally, there can be no assurance that we will obtain CFDA or FDA marketing clearances or any other international marketing clearances, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to enable us to operate profitably.

On August 28, 2018, we filed a Form 10 registration statement to register issued and outstanding shares held by our shareholders and to become a fully reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”). The Form 10 was amended in response to SEC comments on October 5, 2018 and November 14, 2018. If the SEC has any further comments, we expect them to be minor. Once the SEC comment process is completed, we plan on having our stock quoted on the OTCmarkets.com in the QB category. Under the Exchange Act, our registration became effective on October 29, 2018, i.e. 60 days after filing the Form 10.

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

Critical accounting policies are defined as those involving significant judgments and uncertainties which could potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of the financial condition and results of operations. We believe the accounting policy described below meets these characteristics. All significant accounting policies are more fully described in the notes to the financial statements (Item 1) included with this filing.

Inventory

Inventories, consisting principally of raw materials, work-in-process (including completed units under testing), finished goods and units placed on consignment, are carried at the lower of cost and net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Raw materials consist of purchased parts, components and supplies. Work-in-process includes completed units undergoing final inspection and testing. We periodically review the value of items in inventory and record write-downs or write-offs based on its assessment of slow moving or obsolete inventory. We maintain a reserve for obsolete inventory and generally make inventory value adjustments against the reserve.

Stock-Based Compensation

We rely on the guidance provided by ASC 718, (“Share Based Payments”). ASC 718 requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, we analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. In fiscal year 2018 and 2017, stock options were granted to employees and consultants and those options are being expensed pursuant to ASC 718.

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

Impact of Derivative Accounting

In the event that we enter into financing transactions that will be impacted by the accounting effect of the application of derivative accounting, we will follow ASC Topic 815 to address this accounting matter. The application of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock,” which was effective on January 1, 2009 will significantly affect the application of ASC Topic 815 and ASC Topic 815-40 for both freestanding and embedded derivative financial instruments in our financial statements. Generally, warrants, conversion features in debt, and similar terms that include “full-ratchet” or reset provisions, which mean that the exercise or conversion price adjusts to pricing in subsequent sales or issuances, no longer meet the definition of indexed to a company's own stock and are not exempt from equity classification provided in ASC Topic 815-15. This means that instruments that were previously classified in equity are reclassified to liabilities and ongoing measurement under ASC Topic 815. The amount of quarterly non-cash gains or losses we will record in future periods will be based upon the fair market value of our common stock on the measurement date.

RESULTS OF OPERATIONS

Sales and Cost of Sales

Revenues for the three months ended September 30, 2018, were $137,787, representing an increase of $117,254 or 571% from $20,533 for the three months ended September 30, 2017. The increase in revenues is primarily due to $137,787 in sales of inventory to Xi’an IDI Laser Imaging Co. Ltd. (Xi’an IDI), a related party.

The cost of sales for the three months ended September 30, 2018, was $63,426 representing an increase of $63,211 or 29,400% from $215 for three months ended September 30, 2017. The Company has booked a reserve for the inventory other than the inventory purchased recently and sold to Xi’an IDI. The reserve was booked due to the age of the inventory, lack of demand for parts and lack of sales. The increase in cost of sales is a result of new inventory purchases related to sales to Xi’an IDI.

General and administrative

Our general and administrative expenses include travel/subsistence related to general and administrative activities, property and casualty insurance, professional fees associated with our corporate and securities attorneys and independent auditors, corporate governance expenses, stockholder expenses, consulting, utilities, maintenance, telephones, office supplies and sales and property taxes.

General and administrative expenses for the three months ended September 30, 2018, were $294,818 representing an increase of $77,781 or 36% from $217,037 for the three months ended September 30, 2017.

The general and administrative increase of $77,781 is due primarily to an increase of $50,658 in legal expenses, increase of $20,706 in accounting fees, and an increase of $25,000 in manufacturing expenses (as there was a refund received for manufacturing fees in the three months ended September 30, 2017). There was also a decrease of $14,022 in travel expenses.

We do not expect a material increase in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

SALARIES AND WAGES

Our salaries and wages expenses include compensation, related benefits, payroll taxes and other payroll fees for all employees.

Salaries and wages expense for the three months ended September 30, 2018, were $140,330 representing a decrease of $16,573 or 11% from $156,903 for the three months ended September 30, 2017.

The decrease of $16,573 is primarily the result of having fewer employees for the three months ended September 30, 2018.

RESEARCH AND DEVELOPMENT

We incur research and development expenses to develop significant enhancements to our sole product, the CTLM®. These expenses consist primarily of clinical costs, consulting fees associated with regulatory compliance and approvals, costs of materials and components to make product enhancements, new product research costs, and costs associated with servicing clinical collaboration sites.

Research and development expenses for the three months ended September 30, 2018 were $34,656, representing an increase of $16,254 or 88% from $18,402 for the three months ended September 30, 2017.

The research and development increase of $16,254 is due primarily to an increase of $10,904 in regulatory expenses, an increase of $4,470 in legal expenses, and an increase of $3,300 in clinical expenses.

We expect a significant increase in our research and development expenses for the fiscal year ending June 30, 2019 due to increased costs associated with conducting the clinical trials and preparing the FDA application for Pre-Market Approval and submitting it to the FDA.  We also expect our consulting expenses and professional fees to increase due to the costs associated with conducting the clinical trials and preparing the FDA application, as well as the costs associated with being a public company.

SALES AND MARKETING

Our sales and marketing expenses consist primarily of expenses associated with advertising and promotion, representative office expense, trade shows, conferences, promotional and training costs related to marketing the CTLM®, commissions, travel/subsistence, patent maintenance fees, consulting, certification expenses, and product liability insurance.

Sales and marketing expenses for the three months ended September 30, 2018, were $507 representing a decrease of $8,655 or 94% from $9,162 for the three months ended September 30, 2017.

The sales and marketing decrease of $8,655 is due primarily to a decrease of $9,162 in consulting expenses.

We may expect a significant increase in our sales and marketing expenses in the future if we resume implementation of our global commercialization program.  Should that occur, we expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase substantially due to this marketing program.

AGGREGATED OPERATING EXPENSES

Total operating expenses (general and administrative, salaries and wages, research and development, sales and marketing, and depreciation and amortization) and cost of sales for the three months ended September 30, 2018, were $535,686, representing an increase of $132,019 or 33% from $403,667 when compared to the operating expenses for the three months ended September 30, 2017.  The overall increases in expenses was a result of increased legal and accounting fees related to the preparation and filing of Form 10 and the relisting of the Company as well as cost of sales for parts purchased and sold to Xi’an IDI.

Depreciation and amortization for the three months ended September 30, 2018, were $1,949 representing an increase of $1 or less than 1% to the amount of $1,948 for the three months ended September 30, 2017. The increase of $1 was due to a rounding adjustment.

Interest expense for the three months ended September 30, 2018, was $3,288 representing a decrease of $40,667 or 93% from $43,955 for the three months ended September 30, 2017. The decrease was because most debts had been settled as of June 30, 2018. Interest expense for the three months ended September 30, 2018 is due to new loans acquired during the period.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $118,491 at September 30, 2018 and $271,540 at June 30, 2018.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to obtain CFDA and FDA marketing clearance, the expected costs of commercializing our initial product, the CTLM®, and the time required for homologations from certain countries.

Our inventory, which consists of raw materials, work in process (including completed units under testing), and finished goods totaled $455,366 at September 30, 2018 and $482,762 at June 30, 2018.  Raw materials used for research and development or other purposes are expensed and not included in inventory. The net inventory was $0 at September 30, 2018 and $0 at June 30, 2018 because the Company has booked a reserve for the entire value of the inventory due to lack of demand for parts and lack of sales.

Our property and equipment, net, totaled $25,229 at September 30, 2018 and $27,178 at June 30, 2018. The overall decrease of $1,949 is due to depreciation expense for the three months ended September 30, 2018.

Our current liabilities, which consist of accounts payable, accrued payroll taxes and penalties, short term debt, and convertible debt, totaled $1,116,363 at September 30, 2018 and $745,689 at June 30, 2018. Accounts payable and accrued expenses totaled $135,893 at September 30, 2018 and $69,756 at June 30, 2018. Accrued payroll taxes and penalties totaled $314,019 at September 30, 2018 and $314,019 at June 30, 2018. Short term related party debt totaled $300,000 at September 30, 2018 and $0 at June 30, 2018. Convertible promissory notes totaled $0 at September 30, 2018 and $0 at June 30, 2018. Convertible Preferred Series L (including accrued dividends) totaled $366,451 at September 30, 2018 and $361,914 at June 30, 2018. Current liabilities were increased because the Company took on $300,000 in related party debt in the three months ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

We are currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing.  We have yet to generate a positive internal cash flow, and until significant sales of our product occur, we are mostly dependent upon debt and equity funding from Viable and its affiliates and/or outside investors. While Viable has stated its intention to provide, directly or through private investors it procures, the working capital that we need for the next 12 months, in the event that we are unable to obtain adequate debt or equity financing or are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations.  This would materially impact our ability to continue as a going concern.

We have financed our operating and research and development activities through several private placement transactions

During the three months ended September 30, 2018, we received loan proceeds from related parties in the amount of $300,000. During fiscal 2018, we raised a total of $3,773,750 through private placement transactions. Of the $3,773,750, $1,500,000 was received pursuant to stock subscription agreements, while the remaining $2,273,750 was made up of debt and accounts payable settlements pursuant to debt conversion agreements.

Net cash used for operating and product development expenses, which include our purchase of additional materials to continue the manufacture of CTLM® Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law was $453,049 for the three months ended September 30, 2018, compared to net cash used by operating activities and product development of the CTLM® and related software development of $367,198 for the three months ended September 30, 2017. At September 30, 2018, we had negative working capital of $797,673 compared to negative working capital of $393,943 at June 30, 2018. We have incurred cumulative losses of $131,790,623 as of September 30, 2018. We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales in the international market and the time needed to ramp up the sales and marketing plan in China.

If and when we receive marketing clearance from the FDA, which cannot be assured, we believe that we will need funding in excess of $5 million above and beyond normal operating expenses over the next year to fully complete all necessary stages in order for us to market the CTLM® in the United States and foreign countries other than China. In China Xi’an IDI will be responsible for all expenses relating to the manufacture, marketing and sale of the CTLM®.  The $5 million will be used to purchase inventory, sub-contracted components, tooling and manufacturing templates and pay non-recurring engineering costs associated with preparation for full capacity manufacturing and assembly and marketing, advertising and promotion, training, ongoing regulatory expenses, and other costs associated with product launch.  We expect to use the proceeds of the sale of restricted common stock through private placements as our preferred choice to raise the additional funds required to continue operations. In the event that we are unable to raise funds through private placements, of common or preferred stock, or debt securities, or combinations thereof; we will be materially adversely affected and may have to cease operations. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of the date of this report, we believe that we do not have any material quantitative and qualitative market risks.

Item 4.	Controls and Procedures

As of the date of the filing of our quarterly report on Form 10-Q for the three months ended September 30, 2018,we were unable to maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. However, we have made a good faith effort to comply by forming a disclosure control committee consisting of an independent CPA, our vice president of operations, the majority shareholder's representative and the office manager to ensure that there will always be segregation of duties. The committee will also review all material events to determine if they need to be disclosed in a current report on Form 8-K. Management was unable to conduct testing of these controls in time for the filing of this report.

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

We have weaknesses and deficiencies in our controls and review policies because they have not been formalized and tested as required by SEC Rule 13a-15(b). We are unable to carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that although our disclosure controls and review procedures were not formalized and tested, there was sufficient segregation of duty as well as oversight by outside counsel of legal matters potentially requiring disclosure.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

At this time, there are no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A.	Risk Factors.

Our Form 10 registration statement filed on August 28, 2018, as amended on October 5, 2018 and November, 14, 2018, includes a detailed discussion of our risk factors. The risks described in our Form 10 are not the only risks facing IDSI. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. For the three months ended September 30, 2018, there were no material changes in risk factors as previously disclosed in our Form 10.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Mine Safety Disclosures)

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2018	Imaging Diagnostic Systems, Inc.

	By:	/s/ David Fong
David Fong
Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)