Form 10-Q/A
period 2018-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2018-12-26
CIK 790652

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

Large accelerated filer	☐	Accelerated filer ☐	Smaller reporting company	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐   No ☒

The number of shares outstanding of the issuer’s common stock as of November 9, 2018: 120,641,250 shares of common stock, no par value.

Explanatory Note

Imaging Diagnostic Systems, Inc. (the “Company”, “we” or “our”) is filing this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, originally filed on December 11, 2018 (the “Original Filing”), to amend our disclosure under Item 4 “Controls and Procedures” to disclose the conclusions of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018 in light of management’s conclusion that the Company’s internal control over financial reporting contained a material weakness which had not been remediated by the end of the fiscal quarter ended September 30, 2018.

The remainder of the Original Report, including the condensed financial statements, remains unchanged except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as required in connection with the filing of this Quarterly Report on Form 10-Q/A. This Form 10-Q/A should be read in conjunction with the Original Filing which continues to speak as of the date of the Original Filing, and does not modify or update disclosures in the Original Filing, except as noted above. This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing. As this Form 10-Q/A is being filed to amend Part I, Item 4, this filing consists solely of the preceding cover page, this explanatory note, Part I, Item 4, Controls and Procedures, and Part II, Item 6, Exhibits.

Part I – FINANCIAL Information

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by the Original Filing. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were ineffective as of September 30, 2018.

We have weaknesses and deficiencies in our controls and review policies because they had not been formalized and tested as required by SEC Rule 13a-15(b). Management identified that we did not have sufficient documented procedures to identify and prepare a conclusion on matters involving material accounting issues and to independently review conclusions as to the application of generally accepted accounting principles. In order to address these weaknesses and deficiencies, we have identified certain steps that our management believes are necessary to strengthen our disclosure controls and procedures, in order to evaluate and remedy the deficiencies and to test these procedures and controls on an ongoing basis including the following:

1.	We have formed a disclosure control committee consisting of the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Vice President of Operations and consultant representing our majority shareholder.

2.	As of the date of this Form 10-Q/A, the disclosure control committee has formally adopted a policy on disclosure controls implementing procedures that enhance the recording, processing, summarizing and reporting of the information which we are required to file within the time periods specified in the Commission’s rules and forms.

3.	We have commenced documenting and formally assessing our accounting and financial reporting policies and procedures and implementing segregation of duties and implementing processes for creating an effective and timely closing process.

4.	We are formally assessing significant accounting transactions and other technical accounting and financial reporting matters, preparing accounting memoranda addressing these matters and maintaining these memoranda in our corporate records.

5.	We are improving the compilation process, documenting and monitoring of our critical accounting estimates.

While we believe that these efforts will be sufficient to remediate the identified material weakness and improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

Dated: December 26, 2018	Imaging Diagnostic Systems, Inc.

	By:	/s/ David Fong
David Fong
Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)

3