Form 10-Q/A
period 2018-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2019-03-05
CIK 790652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

[Mark One]

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to______

Commission file number: 000-26028

IMAGING DIAGNOSTIC SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	22-2671269
(State of Incorporation)	(IRS Employer Identification No.)

1291-B NW 65th Place, Fort Lauderdale, FL	33309
(Address of Principal Executive Offices)	(Zip Code)

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

Explanatory Note

Imaging Diagnostic Systems, Inc. (the “Company”, “we” or “our”) is filing this second amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, originally filed on December 11, 2018, as amended by a first amendment filed on December 26, 2018 (the “Original Filing”), to furnish Exhibit 101 to the Form 10-Q, which provides certain items from the Original Filing formatted in eXtensible Business Reporting Language (“XBRL”).

The remainder of the Original Filing, including the condensed financial statements, remains unchanged. This Form 10-Q/A should be read in conjunction with the Original Filing which continues to speak as of the date of the Original Filing, and does not modify or update disclosures in the Original Filing, except as noted above. This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing.

PART II – OTHER INFORMATION

Item 6.	Exhibits

31.1*	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed as an exhibit to the Form 10-Q.
**	In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated March 5, 2019	Imaging Diagnostic Systems, Inc.

	By:	/s/ David Fong
David Fong Chief Financial Officer

2