Form 10-Q/A
period 2018-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2019-03-05
CIK 790652

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

Explanatory Note

Imaging Diagnostic Systems, Inc. (the “Company”, “we” or “our”) is filing this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018, originally filed on February 14, 2019 (the “Original Filing”), to furnish Exhibit 101 to the Form 10-Q, which provides certain items from the Original Filing formatted in eXtensible Business Reporting Language (“XBRL”).

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