Form 10-Q
period 2019-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2019-05-15
CIK 790652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Registrant’s telephone number: (954) 581-9800

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

The number of shares outstanding of the issuer’s common stock as of May 9, 2019: 122,523,607 shares of common stock, no par value.

IMAGING DIAGNOSTIC SYSTEMS, INC.

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

i

Item 1. Financial Statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Balance Sheets

	(unaudited)
	March 31, 2019	June 30, 2018
Assets
Current assets:
Cash	$102,059	$271,540
Due from related party	7,700	34,853
Royalty receivable	-	21,753
Other receivable	11,965	850
Prepaid expenses	26,983	22,750

Total current assets	148,707	351,746

Property and equipment, net	21,338	27,178

Total assets	$170,045	$378,924

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$29,269	$69,756
Accrued payroll taxes and penalties	314,019	314,019
Convertible Preferred Series L	375,426	361,914

Total current liabilities	718,714	745,689

Total liabilities	718,714	745,689

Commitment and Contingencies (Note 14)

Stockholders’ (Deficit):

Preferred stock, no par , 2,000,000 authorized Convertible preferred stock, Series M, 600 designated 0 and 591 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	-	7,589,173
Common stock, no par value, 500,000,000 authorized , 122,523,607 and 33,597,241 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	124,922,797	118,052,797
Additional paid-in capital	7,082,087	7,055,382
Accumulated Deficit	(132,553,553)	(133,064,117)

Total stockholders’ (Deficit)	(548,669)	(366,765)

Total liabilities and stockholders’ (Deficit)	$170,045	$378,924

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Operations

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Sales, related party	$12,715	$-	$161,781	$15,158
Royalty Revenue	-	-	-	83,506
Service revenue	-	-	-	5,375
Total Revenue	12,715	-	161,781	104,039

Cost of Sales	7,442	-	72,176	215

Gross Profit	5,273	-	89,605	103,824

Operating Expenses:
General and administrative	234,243	246,693	756,913	708,958
Salaries and wages	141,605	150,714	422,131	454,479
Research and development	9,595	10,996	61,563	38,250
Sales and marketing	225	13,726	(5,470)	28,018
Depreciation and amortization	1,947	1,947	5,840	5,840

Total Operating Expenses	387,615	424,076	1,240,977	1,235,545

Operating Loss	(382,342)	(424,076)	(1,151,372)	(1,131,721)

Other Income (expense)

Interest income	77	2	99	4
Other Income	75	17,257	27,943	41,490
Interest expense	(14,795)	(15,042)	(31,767)	(103,590)
Total Other Income (Expense)	(14,643)	2,217	(3,725)	(62,096)
Net Loss	(396,985)	(421,859)	(1,155,097)	(1,193,817)

Preferred Stock Dividends	(4,438)	(136,258)	(13,512)	(417,856)
Net Loss Available to Common Stockholders’	(401,423)	(558,117)	(1,168,609)	(1,611,673)

Net Loss per common share:
Basic and diluted	$-	$(0.02)	$(0.01)	$(0.07)
Weighted average number of common shares outstanding:
Basic and diluted	121,964,130	23,153,177	108,930,341	22,654,477

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Changes in Stockholders’ (Deficit)

For the nine months ended March 31, 2019 and 2018

(unaudited)

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deposits	Deficit	Total

Balance at June 30, 2018	591	$7,589,173	33,597,241	$118,052,797	$7,055,382	$-	$(133,064,117)	$(366,765)

Conversion Viable Series M Cv Preferred to common stock	(591)	(5,910,000)	87,044,089	5,910,000	-	-	-	-

Adjustment to correct number of common shares	-	-	(80)	-	-	-	-	-

Cummulative Dividend on Series M CV Preferred	-	(1,679,173)	-	-	-	-	1,679,173	-

Cummulative Dividend on Series L CV Preferred	-	-	-	-	-	-	(4,537)	(4,537)

Net loss	-	-	-	-	-	-	(401,142)	(401,142)

Balance at September 30, 2018	-	$-	120,641,250	$123,962,797	$7,055,382	$-	$(131,790,623)	$(772,444)

Cummulative Dividend on Series L CV Preferred	-	-	-	-	-	-	(4,537)	(4,537)

Adjustment to correct number of common shares	-	-	6	-	-	-	-	-

Shares Issued for Cash	-	-	294,117	150,000	-	-	-	150,000

Subscription Deposit Received	-	-	-	-	-	50,000.00	-	50,000

Net loss	-	-	-	-	-	-	(356,972)	(356,972)

Balance at December 31, 2018	-	$-	120,935,373	$124,112,797	$7,055,382	$50,000	$(132,152,132)	$(933,953)

Cummulative Dividend on Series L CV Preferred	-	-	-	-	-	-	(4,438)	(4,438)

Shares Issued for Cash	-	-	1,490,195	760,000	-	-	-	760,000

Subscription deposit converted to common stock	-	-	98,039	50,000	-	(50,000.00)		-

Stock option expense	-	-	-	-	26,705	-	-	26,705

Net loss	-	-	-	-	-	-	(396,983)	(396,983)

Balance at March 31, 2019	-	$-	122,523,607	$124,922,797	$7,082,087	$-	$(132,553,553)	$(548,669)

Balance at June 30, 2017	594	$7,086,215	21,774,511	$114,249,047	$7,055,382	$-	$(130,860,717)	$(2,470,073)

Cummulative Dividend on Series M CV Preferred	-	134,748	-	-	-	-	(134,748)	-

Cummulative Dividend on Series L CV Preferred	-	-	-	-	-	-	(4,537)	(4,537)

Subscription Deposit Received	-	-	-	-	-	300,000	-	300,000

Net loss	-	-	-	-	-	-	(452,761)	(452,761)

Balance at September 30, 2017	594	$7,220,963	21,774,511	$114,249,047	$7,055,382	$300,000	$(131,452,763)	$(2,627,371)

Conversion Viable Series M Cv Preferred to common stock	(3)	(30,000)	441,848	30,000	-	-	-	-

Cummulative Dividend on Series M CV Preferred	-	134,748	-	-	-	-	(134,748)	-

Cummulative Dividend on Series L CV Preferred	-	-	-	-	-	-	(4,537)	(4,537)

Subscription deposit converted to common stock	-	-	588,235	300,000	-	(300,000.00)	-	-

Subscription Deposit Received	-	-	-	-	-	248,000.00	-	248,000

Net loss	-	-	-	-	-	-	(370,543)	(370,543)

Balance at December 31, 2017	591	$7,325,711	22,804,594	$114,579,047	$7,055,382	$248,000	$(131,962,591)	$(2,754,451)

Cummulative Dividend on Series M CV Preferred	-	131,819	-	-	-	-	(131,819)	-

Cummulative Dividend on Series L CV Preferred	-	-	-	-	-	-	(4,438)	(4,438)

Shares Issued fo Cash	-	-	100,000	20,000	-	-	-	20,000

Subscription deposit converted to common stock	-	-	1,828,235	548,000	-	(548,000.00)		-

Subscription Deposit Received	-	-	-	-	-	1,142,000.00	-	1,142,000

Net loss	-	-	-	-	-	-	(370,513)	(370,513)

Balance at March 31, 2018	591	$7,457,530	24,732,829	$115,147,047	$7,055,382	$842,000	$(132,469,361)	$(1,967,402)

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Cash Flows

(unaudited)

	Nine months ended	Nine months ended
	March 31, 2019	March 31, 2018

Net loss	$(1,155,097)	$(1,193,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,840	5,840
Gain on settlement of accounts payable	-	(42,657)
Stock option expense	26,705	-
Changes in assets and liabilities and stockholders deficit:
(Increase) decrease in due from related party	27,153	(40,158)
(Increase) decrease in royalty receivable	21,753	(43,506)
(Increase) decrease in other receivables	(11,115)	-
(Increase) decrease in prepaid expenses	(4,233)	(561)
Increase (decrease) in accounts payable and accrued expenses	(40,487)	212,860
Increase (decrease) in accrued payroll taxes and penalties	-	(15,908)
Total adjustments	25,616	75,910

Net cash used in operating activities	(1,129,481)	(1,117,907)

Cash flows from financing activities:
Proceeds from loan payable	400,000	-
(Repayment) of loan payable	(400,000)	(300,000)
Proceeds from common stock subscription deposits	-	700,000
Proceeds from issuance of common stock	960,000	600,000

Net cash provided by financing activities	960,000	1,000,000

Net decrease in cash and cash equivalents	(169,481)	(117,907)

Cash and cash equivalents at beginning of period	271,540	199,044

Cash and cash equivalents at end of period	$102,059	$81,137

Supplemental Disclosure of cash flow information:
Cash paid during the year for interest	$31,767	$-
Cash paid during the year for taxes	$-	$-

Non-cash investing and financing activities:
Common Stock issued on conversion of notes payable	$-	$200,000
Common Stock issued per settlement of accrued salaries	$-	$20,000
Common Stock issued per settlement of accounts payable	$-	$48,000
Subscription Deposit per settlement of accounts payable	$-	$142,000

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

March 31, 2019

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

(2) GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements are prepared assuming the Company will continue as a going concern. As of March 31, 2019, the Company had an accumulated deficit of $132,553,553, a stockholders’ deficit of $548,669, and a working capital deficiency of $570,007. For the nine months ended March 31, 2019, net loss totaled $1,155,097. The net cash used in operating activities for the nine months ended March 31, 2019 totaled $1,129,481. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company received CTLM® CFDA approval effective November 16, 2018 to November 15, 2023 as disclosed in the Company’s 8-K filing on December 11, 2018. However, there can be no assurance that we will obtain US FDA marketing or other new international marketing clearances, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably. If our majority shareholder Viable International Investments, LLC (“Viable”) fails to continue funding, the Company would be materially adversely affected and may have to cease operations due to a lack of funding. These matters affect the Company’s liquidity profile, and management’s plans in those regards are discussed in the paragraphs that follow.

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

The Company’s next focus, after having obtained CFDA approval in China, is on obtaining marketing clearance of its CTLM® Breast Imaging System through the US FDA. The PMA process for U.S. marketing clearance is expected to take longer than the Chinese process. Sales in China are expected to commence in May of 2019. No sales in other countries are expected in fiscal 2019.

In analyzing the regulatory path forward, timeline, and costs associated with the level of effort required to upgrade the Company’s Quality Management System, we have decided not to renew our CE mark (required for sales in the European Union) for this year and to consider reapplying in 2 to 3 years to avoid these regulatory fees. We will maintain our ISO 13485:2016 certification which will allow us to pursue FDA marketing clearance, which is our focus now and the CE Mark in the future.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise additional capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) successfully develop, market, and sell its products. The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2019 and continue its development and commercialization efforts. However, there can be no assurance that IDSI will generate sufficient revenue to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

March 31, 2019

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2018, contained in our General Form for Registration of Securities of Form 10 as filed with the Securities and Exchange Commission (the “Commission”) on August 28, 2018, as amended on October 5, 2018, and as amended on November 14, 2018. The results of operations for the nine months ended March 31, 2019, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2019.

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

Our allowance for doubtful accounts was $-0- as of March 31, 2019 and June 30, 2018.

(d) Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company. There were no cash equivalents at March 31, 2019 and June 30, 2018.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

March 31, 2019

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e) Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit of $250,000. At March 31, 2019 and June 30, 2018, the Company had $0 and $0 in excess of the federally insured limit.

For the nine months ended March 31, 2019 and March 31, 2018, the Company had the following 10 percent or greater concentrations of revenue with its customers:

	March 31, 2019	March 31, 2018

Xi’an IDI Laser Image	100%	15%
Trifoil	0%	80%
All other	0%	5%
Total	100%	100%

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

(h) Research and development

Research and development expenses consist principally of expenditures for equipment and outside third-party consultants, raw materials which are used in testing and the development of the Company’s CTLM® device or other products and product software. The non-payroll related expenses include testing at outside laboratories, parts associated with the design of initial components and tooling costs, and other costs which do not remain with the developed CTLM® device.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

March 31, 2019

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company had 7,627,136 and 4,811,610 options vested and as of March 31, 2019 and June 30, 2018, respectively and 5,460,535 and 6,236,048 options not yet vested as of March 31, 2019 and June 30, 2018, respectively.

(j) Stock-based compensation

The Company relies on the guidance provided by ASC 718, (“Share Based Payments”). ASC 718 requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the nine months ended March 31, 2019, the Board granted options to purchase 2,040,000 shares all with an exercise price of $.20 per share to five consultants. No options were granted during the nine months ended March 31, 2018. Stock options are being expensed pursuant to ASC 718.

The fair value concepts were not changed significantly in ASC 718; however, in adopting this Standard, companies were given the option to choose among alternative valuation models and amortization assumptions. We elected to continue to use the Black-Scholes option pricing model and expense the options as compensation over the requisite service period of the grant. We will reconsider use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. See (13) Stock Options.

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

The Company has determined that no impairment losses need to be recognized through the nine months ended March 31, 2019 and 2018.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

March 31, 2019

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(m) Warranty reserve

The Company warrants all products and parts supplied for a period of 12 months from the date of installation or 15 months from the date the products was/were shipped from IDSI, whichever occurs first. The table below reflects the warranty reserve established for the nine months ended March 31, 2019 and the fiscal year ended June 30, 2018. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Based on the Company’s experience, the warranty reserve was estimated based on the replacement cost of the laser and certain electronic parts. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The following warranty reserve balances are included in accounts payable and accrued expenses.

	March 31, 2019	June 30, 2018
Warranty reserve	$0	$6,411

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

March 31, 2019

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, an accounting standard update to improve non-employee share-based payment accounting. The accounting standard update more closely aligns the accounting for employee and non-employee share based payments. The accounting standards update is effective as of the beginning of 2019 with early adoption permitted. We have elected to adopt this standard.

The Company has elected to use the Black-Scholes-Merton, or BSM, option-pricing model to estimate the fair value of its options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Compensation expense recognized in the statements of operations is based on awards ultimately expected to vest and reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In June 2016, the FASB issued ASU No. 2016-13 & updated in Nov 2018 ASU 2018-19, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. ASU 2016-13 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2019. Early adoption is permitted after fiscal years beginning December 15, 2018. The Company is currently evaluating the potential impact of adopting this guidance on our financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Company is currently assessing the impact of this standard on their Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

(o) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments. After a review of our accounts receivable, the Company has not recorded an allowance for doubtful accounts. The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At March 31, 2019 and June 30, 2018, the aggregate fair value of the Company’s debt obligations approximated its carrying value. The Company relies upon the guidance of ASC 820 (“Fair Value Measurements and Disclosures”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly, transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

March 31, 2019

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Information about the Company’s net sales by reporting segment for the nine months ended March 31, 2019 and 2018 is as follows:

	For the nine months ended
	March 31,	March 31,
	2019	2018

Sales-parts – Related Party	$161,781	$15,158
Royalty Revenue	-	83,506
Service revenue	-	5,375
Net sales	$161,781	$104,039

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

March 31, 2019

(4) REVENUE (Continued)

Sales to related parties were sales made to Xi’an IDI Laser Image Ltd. (“Xi’an”). Xi’an and Viable have common ownership hence these transactions are considered related party transactions (see note 5)

(5) DUE FROM RELATED PARTY

On March 22, 2018, the Board of Directors approved the execution of two agreements with Xi’an of China, an affiliated Company of IDSI. The agreements are a Know How Transfer Contract and a CTLM Know How Confidentiality Agreement. The contract, having a term of 20 years, stipulates that Xi’an will pay IDSI a know how transfer fee of 25% of revenue for CTLM product sales in their territory. The Company also sells inventory parts or acquires parts from third parties on behalf of Xi’an. For the nine months ended March 31, 2019 and 2018, such sales totaled $161,781 and $15,158, respectively. As of March 31, 2019, and June 30, 2018, the Company has receivables from related parties of $7,700 and $34,853, respectively as a result of sales of inventory parts or acquisition of parts from third parties on behalf of Xi’an. Xi’an and Viable have common ownership hence these transactions are considered related party transactions.

(6) ROYALTY RECEIVABLE

On June 16, 2006, the Company entered into a Royalty Agreement with Bioscan Inc. whereby the Company established a licensing relationship with Bioscan which granted Bioscan an exclusive sublicensable, royalty-bearing license to make, use, offer for sale, import and otherwise develop and commercialize products in its territory. Bioscan Inc. was subsequently purchased by TriFoil Imaging. During the nine months ended March 31, 2019, there was no royalty income.

(7) INVENTORIES

Inventories consisted of the following:

	March 31,	June 30,
	2019	2018
Raw materials consisting of purchased parts, components and supplies	$386,470	$415,262
Work-in process including units undergoing final inspection and testing	52,500	52,500
Finished goods	15,000	15,000
Total Inventory	$453,970	$482,762
Inventory Reserve	(453,970)	(482,762)
Net Inventory	$-	$-

Due to the age of the inventory, lack of demand for parts and lack of sales the Company has booked a reserve for the entire value of its inventory as of March 31, 2019 and June 30, 2018. For the nine months ended March 31, 2019, reduction of inventory represents items that were sold from inventory held. In addition, the Company purchased approximately $72,000 of inventory parts which was recorded as cost of sales. The Company sold those parts to Xi’an (see note 5).

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

March 31, 2019

(8) PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	March 31, 2019	June 30, 2018	Useful life

Furniture and Fixtures	$261,011	$261,011	5 years
Computers and Equipment	370,704	370,704	5 years
Third Party Software	10,291	10,291	5 years
Clinical Equipment	15,000	15,000	5 years
Total Property & Equipment	$657,006	$657,006
Less: accumulated depreciation	(635,668)	(629,828)
Total Property & Equipment - Net	$21,338	$27,178

Depreciation expense for the nine months March 31, 2019 and 2018 was $5,840 and $5,840 respectively.

(9) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2019, and June 30, 2018, accounts payable and accrued expenses totaled $29,037 and $69,756 which consisted of accounts payable of $19,274 and $2,308, warranty reserve of $0 and $6,411, and other accrued expenses of $9,763 and $61,037, respectively. During the year ended June 30, 2018 the Company settled various accounts payable and accrued expenses with vendors or wrote-off old accounts payables due to the expiration of the statute of limitation resulting in write-offs of accounts payable and accrued expenses of $44,611. During the year ended June 30, 2018, the Company issued restricted common shares for settlement of $20,000 of accrued salaries and $190,000 of accounts payable.

(10) ACCRUED PAYROLL TAXES AND PENALTIES

As of March 31, 2019, and June 30, 2018, the Company owes the IRS $314,019 and $314,019, respectively. Accrued payroll taxes represent unfunded payroll taxes, interest and penalties commencing with the quarter ending March 31, 2010. As part of new management’s restructuring plan, the Company received funds from an accredited investor to be able to make a payment to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting penalty and interest abatement. The amount due at March 31, 2019 of $314,018 represents the interest and penalty. The Company has formally asked the IRS to abate all remaining interest and penalties of $314,019. The Company had a telephone conference on April 18, 2019 with the office of appeals and is waiting for further communications from the appeals officer.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

March 31, 2019

(11) CONVERTIBLE PREFERRED STOCK

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of March 31, 2019:

Security	Date Issued	No. of Shares	Amount	Date of Conversion	No. of Shares Converted	Amount Converted	Balance 3/30/2019
Series M Cv Pfd	8/1/2014	250	$2,500,000	4/18/2017	6	$60,000
				11/21/2017	3	30,000
				8/7/2018	241	2,410,000	$-0-
Series M Cv Pfd	8/31/2015	200	2,000,000	8/7/2018	200	2,000,000	-0-
Series M Cv Pfd	4/22/2016	150	1,500,000	8/7/2018	150	1,500,000	-0-
Total		600	$6,000,000			$6,000,000	$-0-
Accrued Dividends							-0-
							$-0-

Series L Cv Pfd	2/10/2010	35	$350,000	1/6/2011	15	$150,000	$200,000
Accrued Dividends							175,426
							$375,426

Series L Convertible Preferred Stock

On March 31, 2010, a private investor converted a $350,000 short-term promissory note into 35 shares of Series L Convertible Preferred Stock. The original purchase price/stated value is $10,000 per share and dividends accrue at an annual rate of 9%. The preferred stock is convertible into 474 shares of common stock for each share of preferred stock. On January 6, 2011, the private investor converted 15 shares of Series L Convertible Preferred Stock representing a principal value of $150,000. After the conversion, the private investor held 20 shares representing a principal value of $200,000. The remaining principal value of $200,000 is presented on the balance sheet as a current liability since it is mandatorily redeemable. At March 31, 2019 and June 30, 2018, the balance of cumulative dividends owed to the investor which is included in redemption value was $175,426 and $161,914, respectively. The remaining principal value of $200,000 plus the cumulative dividend are presented on the balance sheet as a current liability of $375,426 as of March 31, 2019 and $361,914 as of June 30, 2018.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

March 31, 2019

(11) CONVERTIBLE PREFERRED STOCK (Continued)

Therefore, the Company reclassified the Series M Preferred Shares to permanent equity from temporary equity on June 1, 2016.

Viable, at its option, deviated from the stipulated payment schedules and purchased 200 Series M shares for $2,000,000 on August 31, 2015, and 150 Series M shares for $1,500,000 on April 22, 2016, which completed all of the payments required pursuant to the Agreement. The Series M dividends were payable at the Company’s option in cash or common stock. Accordingly, after the reclassification of Series M from temporary equity to permeant equity the Company has continued to accrue the dividend as a charge to retained earnings and a credit to preferred stock Series M in permanent equity. Upon conversion of the remaining 591 Series M shares to common stock on August 7, 2018, the accrued dividends were forfeited and reversed to retained earnings as the Company does not have any further obligations for payment of such accrued dividends. At March 31, 2019 and June 30, 2018, the balance of cumulative dividends owed to the investor which is included in redemption value was $0 and $1,679,173, respectively.

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

(12) COMMON STOCK

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

March 31, 2019

(12) COMMON STOCK (Continued)

During the nine months ended March 31, 2019, the Company issued a total of 88,926,440 shares of its common stock.

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

On March 22, 2019, the Company issued 392,157 shares of restricted common stock to a non-affiliated accredited investor pursuant to a Subscription Agreement for $200,000. The price per share was approximately $0.51 per share.

On March 22, 2019, the Company issued 98,039 shares of restricted common stock to a non-affiliated accredited investor pursuant to a Subscription Agreement for $50,000. The price per share was approximately $0.51 per share.

On March 22, 2019, the Company issued 98,039 shares of restricted common stock to a non-affiliated accredited investor pursuant to a Subscription Agreement for $50,000. The price per share was approximately $0.51 per share.

During the year ended June 30, 2018, the Company issued a total of 11,822,730 shares of its common stock.

On November 21, 2017, Viable exercised its right to convert three shares of its Series M Convertible Preferred Stock valued at $30,000 into 441,848 shares of restricted common stock.

The Company issued shares pursuant to subscription agreements as follows:

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

March 31, 2019

(12) COMMON STOCK (Continued)

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

(13) STOCK OPTIONS

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

On January 1, 2017, the Board granted options to purchase a total of 7,364,136 shares, all with an exercise price of $0.20 per share. Options were granted to nine employees to purchase 5,498,555 shares and to six consultants to purchase 1,865,581 shares. On January 1, 2018, the Board granted options to purchase 5,000,000 shares all with an exercise price of $0.20 per share to four consultants. On May 1, 2018, the Board granted options to purchase 500,000 shares all with an exercise price of $0.20 per share to an additional consultant. On January 1, 2019, the Board granted options to purchase 2,040,000 shares all with an exercise price of $.20 per share to five consultants.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

March 31, 2019

(13) STOCK OPTIONS (Continued)

In computing the impact of stock option grants, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company cannot assess its forfeiture rate at this time. During the nine months ended March 31, 2019, the options issued above were valued using the Black-Scholes model but based on exercise price and fair value being the same. Under these assumptions, the options vested prior to January 1, 2019 had zero value. Vested options granted to consultants on January 1, 2019 were valued at $26,705.

	As of March 31, 2019	As of June 30, 2018
Expected volatility	24.00%	0.00%
Expected term	5 Years	3 Years
Risk-Free interest rate	2.49%	2.79% to 3.08%
Forfeiture rate	0.00%	0.00%
Expected dividend rate	0.00%	0.00%

The expected term is estimated as the numbers needed for the calculation will not be available until the underlying common stock is quoted on an OTC market for a sufficient amount of time to obtain historical patterns and volatility.

The following table summarizes information about all of the stock options outstanding under the 2016 Plan at March 31, 2019 and June 30, 2018:

Employees/Consultants	Shares	Wtd. Avg.
Outstanding at June 30, 2017	6,627,720	$0.20
Granted	5,500,000	$0.20
Exercised	-	$-
Cancelled	(490,943)	$0.20
Outstanding at June 30, 2018	11,636,777	$0.20
Granted	2,040,000	$0.20
Exercised	-	$-
Cancelled	(589,132)	$0.20
Outstanding at March 31, 2019	13,087,645	$0.20

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

March 31, 2019

(13) STOCK OPTIONS (Continued)

At March 31, 2019, the Company has issued options pursuant to six different stock option plans, the most recent being the 2016 Plan. The previous five plans through and including the 2012 Non-Statutory Plan have a remaining total of options vested and exercisable to purchase 13 shares at exercise prices from a high of $13,500 to a low of $350 per share. The tables below summarize information about these five plans:

Employees/Consultants	Shares	Wtd. Avg.
Outstanding at June 30, 2017	65	$12,070
Granted	-	$-
Exercised	-	$-
Cancelled	(52)	$14,770
Outstanding at June 30, 2018	13	$1,210

Granted	-	$-
Exercised	-	$-
Cancelled	(0.31)	$6,083
Outstanding at March 31, 2019	13	$976

Vested & Exercisable Stock Options	March 31, 2019	June 30, 2018
Employee 2016 Equity Plan	-	-
Director 2016 Equity Plan	-	-
Employee Other Plans	13	13
Directors and Consultants Other Plans	-	-
Total	13	13

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

March 31, 2019

(14) COMMITMENTS AND CONTINGENCIES

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

The Company leases a commercial building from Isco Properties, LLC for its offices and warehouse in Fort Lauderdale, FL. The term of the lease is five years beginning February 2014 with a monthly base rent beginning at $6,360 and increasing at a rate of 3% per year. The total rent commitment for the five years is $405,031, which has been fully satisfied as of March 31, 2019. Total rent expense for operating leases for offices and manufacturing facilities amounted to $65,326 and $63,119 for the nine months ended March 31, 2019 and 2018, respectively. On October 31, 2018, the Company extended the lease for two years from February 1, 2019 to January 31, 2021. The monthly base rent is $7,150 for the 1st year and $7,350 for the 2nd year. The rent commitment including sales tax for the two years is $184,092.

On January 8, 2019, the Company entered into an auto lease agreement. The term of the lease is 3 years beginning January 8, 2019 with a monthly lease payment of $1,204 due on the 7th day of each month. The total lease commitment including sales tax for the 3 years is $43,338.

(15) SUBSEQUENT EVENTS

On May 1, 2019, the Board granted options to purchase 360,000 shares all with an exercise price of $0.20 per share to one consultant. These options were valued using the Black-Scholes model using the same exercise price, fair value, term, volatility, interest rate, forfeiture rate, and expected dividend rate as of March 31, 2019 as described in note (13) as an estimate. Under this assumption, the value of the vested options as of May 1, 2019 is $4,713.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q for the period ended March 31, 2019 contains “forward-looking statements” within the meaning of the federal securities laws and use terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements. These forward-looking statements include, among others, statements relating to our business strategy, which is based upon our interpretation and analysis of trends in the healthcare treatment industry, especially those related to the diagnosis and treatment of breast cancer, and upon management’s ability to successfully develop and commercialize its principal product, the CTLM®. This strategy assumes that the CTLM® will provide benefits, from both a medical and an economic perspective, to current alternative techniques for diagnosing and managing breast cancer. Factors that could cause actual results to materially differ include, without limitation, the timely and successful completion of our clinical trials required by the U.S. Food and Drug Administration (“FDA”) and China Food and Drug Administration (“CFDA”); the timely and successful submission of our CFDA and FDA applications and our ability to obtain marketing clearance; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing through private placements or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future. There are also many known and unknown risks, uncertainties and other factors, including, but not limited to, technological changes and competition from new diagnostic equipment and techniques, changes in general economic conditions, healthcare reform initiatives, legal claims, regulatory changes and risk factors detailed from time to time in our Securities and Exchange Commission filings that may cause these assumptions to prove incorrect and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described above and in our Form 10 registration filed on August 28, 2018, as amended on October 5, 2018, and November 14, 2018. All forward-looking statements and risk factors included in this Form 10-Q report and in the Form 10 registration are made as of the date of the relevant disclosure document based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements or risk factors. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. You are encouraged to read the Form 10-Q quarterly report in conjunction with our Form 10 registration for more detailed disclosure of risk factors and other supplemental information. Since our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements.

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

As of the date of this quarterly report on Form 10-Q for the nine months ended March 31, 2019, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through March 31, 2019, of $132,526,616 after discounts and dividends on preferred stock. We incurred net losses applicable to common shareholders of $1,141,672 for the nine months ended March 31, 2019 and $1,611,673 for the nine months ended March 31, 2018. The Company received CTLM® CFDA approval effective November 16, 2018 to November 15, 2023 as disclosed in the Company’s 8-K filing on December 11, 2018, however we anticipate that substantial losses from operations will continue until we begin to generate revenues through the sales of CTLM® systems in China, and we believe that we face substantial delays before receiving marketing clearance through the U.S. Food and Drug Administration (“FDA”). These losses will be primarily due to an anticipated increase in marketing, manufacturing and operational expenses associated with the international commercialization of the CTLM®, expenses associated with international commercialization of the CTLM®, expenses associated with US FDA approval processes, and the costs associated with advanced product development activities. We have implemented a new business strategy which includes a licensing agreement on June 20, 2017 with Xi’an IDI Laser Imaging Co. Ltd (Xi’an IDI), a related party, to shift manufacturing of the CTLM® for the China and Asian markets to China.

The Company’s next focus, after having obtained CFDA approval in China, is on obtaining marketing clearance of its CTLM® Breast Imaging System through the US FDA. The PMA process for U.S. marketing clearance is expected to take much longer than the Chinese process. Sales in China are expected to commence in May of 2019. No sales in other countries are expected in fiscal 2019 or fiscal 2020. In analyzing the regulatory path forward, timeline, and costs associated with the level of effort required to upgrade our Quality Management System, we have decided not to renew our CE mark (required for sales in the European Union) for this year and to consider reapplying in 2 to 3 years to avoid these regulatory fees. We will maintain our ISO 13485:2016 certification which will allow us to pursue FDA marketing clearance which is our focus, now, and the CE Mark in the future.

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

RESULTS OF OPERATIONS

Sales and Cost of Sales

Revenues for the three months ended March 31, 2019, were $12,715, representing an increase of $12,715 from $0 for the three months ended March 31, 2018. The difference in revenues is primarily due to lack of sales during the three months ended March 31, 2018. For the three months ended March 31, 2019, the revenues represented inventory sales to Xi’an IDI Laser Imaging Co. Ltd. (Xi’an IDI). Xi’an IDI is our licensee and an affiliate of Viable International Investments, LLC (Viable), which owns a majority of the Company’s shares. This inventory was used by Xi’an IDI in connection with its application for CFDA approval of the CTLM®, which was issued on November 16, 2018. The approval allows Xi’an to manufacture, sell and distribute the CTLM® in China. Under a Technology Licensing Agreement with the Company, Xi’an has the exclusive right to manufacture the CTLM® in China as well as sell the product in China, Hong Kong, Macau and Taiwan. Xi’an IDI is required to pay to the Company a royalty of 25% of the gross revenues from the sale of the CTLM® and related parts and accessories. The Company reasonably expects that the governmental approval received by The Peoples Republic of China will have a material impact on our revenues arising from the sale of the CTLM® in the region.

The cost of sales for the three months ended March 31, 2019, was $7,442 representing an increase of $7,442 from $0 for the three months ended March 31, 2018. The Company has booked a reserve for the inventory other than the inventory purchased recently and sold to Xi’an IDI. The reserve was booked due to the age of the inventory, lack of demand for parts and lack of sales. The increase in cost of sales is a result of new inventory purchases related to sales to Xi’an IDI.

Revenues for the nine months ended March 31, 2019, were $161,781, representing an increase of $57,742 or 56% from $104,039 for the nine months ended March 31, 2018. The difference in revenues is primarily due to an increase of approximately $147,000 in sales of inventory to Xi’an IDI and a decrease of approximately $84,000 in non-recurring royalty revenue.

The cost of sales for the nine months ended March 31, 2019, was $72,176 representing an increase of $71,961 or 33,470% from $215 for the nine months ended March 31, 2018. The Company has booked a reserve for the inventory other than the inventory purchased recently and sold to Xi’an IDI. The reserve was booked due to the age of the inventory, lack of demand for parts and lack of sales. The increase in cost of sales is a result of new inventory purchases related to sales to Xi’an IDI.

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

General and administrative expenses for the three months ended March 31, 2019, were $234,243 representing a decrease of $12,450 or 5% from $246,693 for the three months ended March 31, 2018. The general and administrative decrease of $12,450 is due primarily to a decrease of $30,951 in consulting fees, a decrease of $15,128 in meals and travel, an increase of $8,181 in fees incurred for raising capital and an increase of $26,705 in expense for consultant stock options that were granted and vested.

General and administrative expenses for the nine months ended March 31, 2019, were $756,913 representing an increase of $47,955 or 7% from $708,958 for the nine months ended March 31, 2018. The general and administrative increase of $47,955 is due primarily to an increase of $87,400 in legal expenses, mainly related to SEC compliance, an increase of $14,855 in manufacturing expenses (as there was a refund received for manufacturing fees in the nine months ended March 31, 2018), and an increase in expense for consultant stock options that were granted and vested. There was also a decrease of $73,972 in consulting expenses and a decrease of $39,404 in meals and travel expenses.

We do not expect a material increase in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

SALARIES AND WAGES

Our salaries and wages expenses include compensation, related benefits, payroll taxes and other payroll fees for all employees.

Salaries and wages expense for the three months ended March 31, 2019, were $141,605 representing a decrease of $9,109 or 6% from $150,714 for the three months ended March 31, 2018.

The decrease of $9,109 is primarily the result of a payment of $10,092 to the IRS for payroll tax interest and penalties during the three months ended March 31, 2018.

Salaries and wages expense for the nine months ended March 31, 2019, were $422,131 representing a decrease of $32,348 or 7% from $454,479 for the nine months ended March 31, 2018.

The decrease of $32,348 is primarily the result of a payments of $26,092 to the IRS for payroll tax interest and penalties during the nine months ended March 31, 2018.

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

Research and development expenses for the three months ended March 31, 2019 were $9,595, representing a decrease of $1,401 or 13% from $10,996 for the three months ended March 31, 2018.

The research and development decrease of $1,401 is due primarily to a decrease of $4,366 in legal fees, a decrease of $2,900 in regulatory expenses, and an increase of $4,506 in regulatory expenses.

Research and development expenses for the nine months ended March 31, 2019 were $61,563, representing an increase of $23,283 or 61% from $38,280 for the nine months ended March 31, 2018.

The research and development increase of $23,283 is due primarily to an increase of $20,411 in regulatory expenses.

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

Sales and marketing expenses for the three months ended March 31, 2019, was $225 representing a decrease of $13,501 or 98% from $13,726 for the three months ended March 31, 2018.

The sales and marketing decrease of $13,501 is due primarily to a decrease of $3,726 in consulting expenses and $10,000 in commissions.

Sales and marketing expenses for the nine months ended March 31, 2019, was a negative $5,470 representing a decrease of $33,488 or 120% from $28,018 for the nine months ended March 31, 2018.

The sales and marketing decrease of $33,488 is due primarily to a decrease of $18,018 in consulting expenses, $6,411 in estimated warranty expense, and $10,000 in commissions.

We may expect a significant increase in our sales and marketing expenses in the future if we resume implementation of our global commercialization program.  Should that occur, we expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase substantially due to this marketing program.

AGGREGATED OPERATING EXPENSES

Total operating expenses (general and administrative, salaries and wages, research and development, sales and marketing, and depreciation and amortization) and cost of sales for the three months ended March 31, 2019, were $395,057, representing a decrease of $29,019 or 7% from $424,076 when compared to the operating expenses for the three months ended March 31, 2018.  The overall decreases in expenses was a result primarily of decreased consulting fees, meals and travel, manufacturing expenses, and commissions expense, and an increase in stock options expense.

Depreciation and amortization for the three months ended March 31, 2019 was $1,947 which is the same as $1,947 for the three months ended March 31, 2018.

Interest expense for the three months ended March 31, 2019, was $14,795 representing a decrease of $30,909 or 2% from $15,042 for the three months ended March 31, 2018. Most previous debts had been settled as of January 1, 2018, so the change in interest expense is minor. Interest expense for the three months ended March 31, 2019 is due to new loans acquired after June 30, 2018 and fully paid off as of March 31, 2019.

Total operating expenses (general and administrative, salaries and wages, research and development, sales and marketing, and depreciation and amortization) and cost of sales for the nine months ended March 31, 2019, were $1,313,153, representing an increase of $77,393 or 6% from $1,235,760 when compared to the operating expenses for the nine months ended March 31, 2018.  The overall increases in expenses was a result primarily of increased legal fees related to the preparation and filing of Form 10 and the relisting of the Company and cost of sales for parts purchased and sold to Xi’an IDI, an increase in stock options expense and a decrease in consulting fees.

Depreciation and amortization for the nine months ended March 31, 2019 was $5,840 which is the same as $5,840 for the nine months ended March 31, 2018.

Interest expense for the nine months ended March 31, 2019, was $31,767 representing a decrease of $71,823 or 69% from $103,590 for the nine months ended March 31, 2018. The decrease was because most debts had been settled as of June 30, 2018. Interest expense for the nine months ended March 31, 2019 is due to new loans acquired during the period and fully paid off as of March 31, 2019.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $102,059 at March 31, 2019 and $271,540 at June 30, 2018.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to obtain generate sales in China and obtain FDA marketing clearance, the expected costs of commercializing our initial product, the CTLM®, and the time required for homologations from certain countries.

Our inventory, which consists of raw materials, work in process (including completed units under testing), and finished goods totaled $453,970 at March 31, 2019 and $482,762 at June 30, 2018.  Raw materials used for research and development or other purposes are expensed and not included in inventory. The net inventory was $0 at March 31, 2019 and $0 at June 30, 2018 because the Company has booked a reserve for the entire value of the inventory due to lack of demand for parts and lack of sales.

Our property and equipment, net, totaled $21,338 at March 31, 2019 and $27,178 at June 30, 2018. The overall decrease of $5,840 is due to depreciation expense for the nine months ended March 31, 2019.

Our current liabilities, which consist of accounts payable, accrued payroll taxes and penalties, short term debt, and convertible debt, totaled $718,714 at March 31, 2019 and $745,689 at June 30, 2018. Accounts payable and accrued expenses totaled $29,269 at March 31, 2019 and $69,756 at June 30, 2018. Accrued payroll taxes and penalties totaled $314,019 at March 31, 2019 and $314,019 at June 30, 2019. Convertible Preferred Series L (including accrued dividends) totaled $375,426 at March 31, 2019 and $361,914 at June 30, 2018.

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

We have financed our operating and research and development activities through several private placement transactions During the nine months ended March 31, 2019, we received loan proceeds from related parties in the amount of $400,000, which was paid off as of March 31, 2019. We also received $960,000 pursuant to stock subscription agreements during that period. During fiscal 2018, we raised a total of $3,773,750 through private placements of restricted stock. Of the $3,773,750, $1,500,000 was received pursuant to stock subscription agreements, while the remaining $2,273,750 was made up of debt and accounts payable settlements pursuant to debt conversion agreements.

Net cash used for operating and product development expenses was $1,129,481 for the nine months ended March 31, 2019, compared to net cash used by operating activities and product development of the CTLM® and related software development of $1,117,907 for the nine months ended March 31, 2018. At March 31, 2019, we had negative working capital of $569,775 compared to negative working capital of $393,943 at June 30, 2018. We have incurred cumulative losses of $132,526,616 as of March 31, 2019. We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales in the international market and the time needed to ramp up the sales and marketing plan in China.

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

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of March 31, 2019.

We previously had weaknesses and deficiencies in our controls and review policies because they had not been formalized and tested as required by SEC Rule 13a-15(b). Management identified that we did not have sufficient documented procedures to identify and prepare a conclusion on matters involving material accounting issues and to independently review conclusions as to the application of generally accepted accounting principles. In order to address these weaknesses and deficiencies, we had identified certain steps that our management believes are necessary to strengthen our disclosure controls and procedures, in order to evaluate and remedy the deficiencies and to test these procedures and controls on an ongoing basis, we implemented the following:

1.	We formed a disclosure control committee consisting of the Company’s Chief Executive Officer, Chief Financial Officer, Vice President of Operations and consultant representing our majority shareholder.

2.	On December 11, 2018 the Board of Directors formally adopted a policy on disclosure controls implementing procedures that enhance the recording, processing, summarizing and reporting of the information which we are required to file within the time periods specified in the Commission’s rules and forms.

3.	We commenced documenting and formally assessing our accounting and financial reporting policies and procedures and implementing segregation of duties and implementing processes for creating an effective and timely closing process.

4.	We formally assessed significant accounting transactions and other technical accounting and financial reporting matters, preparing accounting memoranda addressing these matters and maintaining these memoranda in our corporate records.

5.	We improved the compilation process, documenting and monitoring of our critical accounting estimates.

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

Item 1A. Risk Factors.

Our Form 10 registration statement filed on August 28, 2018, as amended on October 5, 2018 and November, 14, 2018, includes a detailed discussion of our risk factors. The risks described in our Form 10 are not the only risks facing IDSI. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. For the nine months ended March 31, 2019, there were no material changes in risk factors as previously disclosed in our Form 10.

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

Dated: May 15, 2019	Imaging Diagnostic Systems, Inc.

	By:	/s/ David Fong
David Fong
Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)