Form 10-Q/A
period 2018-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2019-09-26
CIK 790652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 3)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

Explanatory Note

Imaging Diagnostic Systems, Inc. (the “Company”, “we” or “our”) is filing this third amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, originally filed on December 11, 2018, as amended by a first amendment filed on December 26, 2018 (the “Original Filing”) and a second amendment filed March 5, 2019, to correct the classification of the Series L Preferred Convertible Stock from being a current liability to temporary equity. Consequently, the condensed balance sheets, footnotes, and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that relate to the Series L Preferred Convertible Stock have been updated to reflect the change.

The remainder of the Original Filing remains unchanged. This Form 10-Q/A should be read in conjunction with the Original Filing which continues to speak as of the date of the Original Filing, and does not modify or update disclosures in the Original Filing, except as noted above. This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing.

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

i

Item 1. Financial Statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Balance Sheets

	(un-audited)
	September 30, 2018	June 30, 2018
	(As Restated - See Note 4)	(As Restated - See Note 4)
Assets
Current assets:
Cash	$118,491	$271,540
Due from related party	152,945	34,853
Royalty receivable	14,502	21,753
Other receivable	11,965	850
Inventory, net	-	-
Prepaid expenses	20,787	22,750

Total current assets	318,690	351,746

Property and equipment, net	25,229	27,178

Total assets	$343,919	$378,924

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$135,893	$69,756
Accrued payroll taxes and penalties	314,019	314,019
Short term debt-related parties	300,000	-
Total current liabilities	749,912	383,775

Total liabilities	749,912	383,775

Commitment and Contingencies (Note 16)

Temporary equity
Convertible Preferred Series L	366,451	361,914

Total temporary equity	366,451	361,914

Stockholders’ (Deficit):

Preferred stock, no par , 2,000,000 authorized Convertible preferred stock, Series M, 600 designated 0 and 591 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	-	7,589,173
Common stock, no par value, 500,000,000 authorized , 120,641,250 and 33,597,241 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	123,962,797	118,052,797
Additional paid-in capital	7,055,382	7,055,382
Accumulated Deficit	(131,790,623)	(133,064,117)

Total stockholders’ (Deficit)	(772,444)	(366,765)

Total liabilities and stockholders’ (Deficit)	$343,919	$378,924

See accompanying notes to the un-audited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Operations

(un-audited)

	Three Months Ended	Three Months Ended
	September 30, 2018	September 30, 2017

Sales, related party	$137,787	$15,158
Service revenue	-	5,375
Total Revenue	137,787	20,533

Cost of Sales	63,426	215

Gross Profit	74,361	20,318

Operating Expenses:
General and administrative	294,818	217,037
Salaries and wages	140,330	156,903
Research and development	34,656	18,402
Sales and marketing	507	9,162
Depreciation and amortization	1,949	1,948

Total Operating Expenses	472,260	403,452

Operating Loss	(397,899)	(383,134)

Other Income (expense)

Interest income	15	3
Other Income	30	7,931
Interest expense	(3,288)	(43,955)
Total Other Income (Expense)	(3,243)	(36,021)
Net Loss	(401,142)	(419,155)

Preferred Stock Dividends	(4,537)	(139,285)
Net Loss Available to Common Stockholders’	(405,679)	(558,440)

Net Loss per common share:
Basic and diluted	$-	$(0.03)
Weighted average number of common shares outstanding:
Basic and diluted	84,688,285	21,774,511

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

The accompanying financial statements are prepared assuming the Company will continue as a going concern. As of September 30, 2018, the Company had an accumulated deficit of $131,790,623, a stockholders’ deficit of $772,444, and a working capital deficiency of $431,222. For the three months ended September 30, 2018, net loss totaled $401,142. The net cash used in operating activities for the three months ended September 30, 2018 totaled $453,049. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. Finally, there can be no assurance that we will obtain FDA marketing or China FDA (CFDA) or other new international marketing clearances, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably. If our majority shareholder Viable International Investments, LLC (“Viable”) fails to continue funding, the Company would be materially adversely affected and may have to cease operations due to a lack of funding. These matters affect the Company’s liquidity profile, and management’s plans in those regards are discussed in the paragraphs that follow.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(4)	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded that the Series L Convertible Preferred Stock should be presented on the balance sheet as temporary equity instead of as a current liability as the holder has the option to redeem for cash at any time but is not mandatorily redeemable. As of September 30, 2018 and June 30, 2018 the balance of the Series L Preferred Stock, including dividends that are included in the total redemption value, are $366,451 and 361,914, respectively. For the three months ended September 30, 2018 and the year ended June 30, 2018, the Company has reclassed the Series L Convertible Preferred Stock from being a current liability to temporary equity.

The effect of the restatements on the condensed balance sheets for September 30, 2018 (unaudited) and June 30, 2018 are as follows:

	September 30, 2018 (Unaudited)			June 30, 2018
	As	Restatement	As	As	Restatement	As
Balance Sheet	Reported	Adjustment	Restated	Reported	Adjustment	Restated

Current assets:
Cash	$118,491	$-	$118,491	$271,540	$-	$271,540
Due from related party	152,945	-	152,945	34,853	-	34,853
Royalty receivable	14,502	-	14,502	21,753	-	21,753
Other receivable	11,965	-	11,965	850	-	850
Inventory, net	-	-	-	-	-	-
Prepaid expenses	20,787		20,787	22,750		22,750
Total current assets	318,690	-	318,690	351,746	-	351,746

Property and equipment, net	25,229		25,229	27,178		27,178

Total assets	$343,919	$-	$343,919	$378,924	$-	$378,924

Current liabilities:
Accounts payable and accrued expenses	$135,893	$-	$135,893	$69,756	$-	$69,756
Accrued payroll taxes and penalties	314,019	-	314,019	314,019	-	314,019
Short term debt	-	-	-	-	-	-
Short term related party debt	300,000	-	300,000	-	-	-
Convertible Promissory Note	-	-	-	-	-	-
Convertible Preferred Series L	366,451	(366,451)	-	361,914	(361,914)	-
Total current liabilities	1,116,363	(366,451)	749,912	745,689	(361,914)	383,775

Total liabilities	1,116,363	(366,451)	749,912	745,689	(361,914)	383,775

Temporary equity:
Convertible Preferred Series L	-	366,451	366,451	-	361,914	361,914
Total temporary equity	-	366,451	366,451	-	361,914	361,914

Stockholders’ (Deficit):
Preferred stock	-	-	-	7,589,173	-	7,589,173
Common stock	123,962,797	-	123,962,797	118,052,797	-	118,052,797
Additional paid-in capital	7,055,382	-	7,055,382	7,055,382	-	7,055,382
Accumulated Deficit	(131,790,623)	-	(131,790,623)	(133,064,117)	-	(133,064,117)
Total stockholders’ (Deficit)	(772,444)	-	(772,444)	(366,765)	-	(366,765)

Total liabilities and stockholders’ (Deficit)	$343,919	$-	$343,919	$378,924	$-	$378,924

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(5)	REVENUE

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

Information about the Company’s net sales by reporting segment for the three months ended September 30, 2018 and 2017 is as follows:

	For the three months ended
	September 30,	September 30,
	2018	2017

Sales-parts	$137,787	$15,158
Service revenue	-	5,375
Net sales	$137,787	$20,533

(6)	DUE FROM RELATED PARTY

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(7)	ROYALTY RECEIVABLE

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

(8)	INVENTORIES

Inventories consisted of the following:

	September 30,	June 30,
	2018	2018
Raw materials consisting of purchased parts, components and supplies	$387,866	$415,262
Work-in process including units undergoing final inspection and testing	52,500	52,500
Finished goods	15,000	15,000
Total Inventory	$455,366	$482,762
Inventory Reserve	(455,366)	(482,762)
Net Inventory	$-	$-

Due to the age of the inventory, lack of demand for parts and lack of sales the Company has booked a reserve for the entire value of its inventory as of June 30, 2018. For the three months ended September 30, 2018, reduction of inventory represents items that were sold from inventory held. In addition, the Company purchased approximately $63,000 of inventory parts which was recorded as cost of sales. The company sold those parts to Xi’an (see note 6).

(9)	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	September 30, 2018	June 30, 2018	Useful life

Furniture and Fixtures	$261,011	$261,011	5 years
Computers and Equipment	370,704	370,704	5 years
Third Party Software	10,291	10,291	5 years
Clinical Equipment	15,000	15,000	5 years
Total Property & Equipment	$657,006	$657,006
Less: accumulated depreciation	(631,777)	(629,828)
Total Property & Equipment - Net	$25,229	$27,178

Depreciation expense for the three months September 30, 2018 and 2017 was $1,949 and $1,948 respectively.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(10)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

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

(11)	ACCRUED PAYROLL TAXES AND PENALTIES

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

(12)	SHORT-TERM DEBT-RELATED PARTIES

The following table is a summary of the outstanding note balance as of September 30, 2018 and June 30, 2018.

Noteholder	Interest Rate	Maturity Date	September 30, 2018	June 30, 2018
Related parties debt:
Erhfort, LLC	15%	8/8/2019	$100,000	$-0-
Erhfort, LLC	15%	9/12/2019	100,000	-0-
Qing Wang	15%	9/21/2019	100,000	-0-
Total Related Party Debt			$300,000	$-0-

Erhfort, LLC and Qing Wang both own common stock in the Company hence are considered related parties. During the year ended June 30, 2018, the Company issued restricted common shares to Viable as settlement of $200,000 of debt. On April 27, 2018, the Company paid Redwood Management $63,500 as settlement of debt plus $1,000 late payment fee.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(13)	CONVERTIBLE PREFERRED STOCK

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of September 30, 2018:

Security	Date Issued	No. of Shares	Amount	Date of Conversion	No. of Shares Converted	Amount Converted	Balance 09/30/2018
Series M Cv Pfd	8/1/2014	250	$2,500,000	4/18/2017	6	$60,000
				11/21/2017	3	30,000
				8/7/2018	241	2,410,000	$-0-
Series M Cv Pfd	8/31/2015	200	2,000,000	8/7/2018	200	2,000,000	-0-
Series M Cv Pfd	4/22/2016	150	1,500,000	8/7/2018	150	1,500,000	-0-
Total		600	$6,000,000			$6,000,000	$-0-
Dividends							-0-
						Total Redemption Value	$-0-

Series L Cv Pfd	2/10/2010	35	$350,000	1/6/2011	15	$150,000	$200,000
Dividends							166,451
						Total Redemption Value	$366,451

Series L Convertible Preferred Stock

On March 31, 2010, a private investor converted a $350,000 short-term promissory note into 35 shares of Series L Convertible Preferred Stock. The original purchase price/stated value is $10,000 per share and dividends accrue at an annual rate of 9%. The preferred stock is convertible into 474 shares of common stock for each share of preferred stock. On January 6, 2011, the private investor converted 15 shares of Series L Convertible Preferred Stock representing a principal value of $150,000. After the conversion, the private investor held 20 shares representing a principal value of $200,000. The remaining principal value of $200,000 is presented on the balance sheet as temporary equity, as the holder has the option to redeem for cash at any time. At September 30, 2018 and June 30, 2018, the balance of cumulative dividends owed to the investor which is included in redemption value was $166,451 and $161,914, respectively. The total presented on the balance sheet as temporary equity is $366,451 as of September 30, 2018 and $361,914 as of June 30, 2018.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(13)	CONVERTIBLE PREFERRED STOCK (Continued)

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

On August 7, 2018, Viable converted its remaining 591 shares Series M Convertible Preferred Stock into 87,044,089 shares of restricted common stock.

(14)	COMMON STOCK

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(14)	COMMON STOCK (Continued)

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(15)	STOCK OPTIONS

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(15)	STOCK OPTIONS (Continued)

The following table summarizes information about all of the stock options outstanding under the 2016 Plan at September 30, 2018 and June 30, 2018:

Employees/Consultants	Shares	Wtd. Avg.
Outstanding at June 30, 2017	6,627,720	$0.20
Granted	5,500,000	$0.20
Exercised	-	$-
Cancelled	(490,943)	$0.20
Outstanding at June 30, 2018	11,636,781	$0.20
Granted	-	$-
Exercised	-	$-
Cancelled	(294,566)	$0.20
Outstanding at September 30, 2018	11,342,211	$0.20

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

September 30, 2018

(16)	COMMITMENTS AND CONTINGENCIES

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

The Company leases a commercial building from Isco Properties, LLC for its offices and warehouse in Fort Lauderdale, FL. The term of the lease is five years beginning February 2014 with a monthly base rent beginning at $6,360 and increasing at a rate of 3% per year. The total rent commitment for the five years is $405,031 of which $376,398 has been paid through September 30, 2018, leaving a balance due of $28,633. Total rent expense for operating leases for offices and manufacturing facilities amounted to $21,434 and $20,849 for the three months ended September 30, 2018 and 2017, respectively. On October 31, 2018, the Company extended the lease for two years from February 1, 2019 to January 31, 2021 (see footnote 16). The monthly base rent is $7,150 for the 1st year and $7,350 for the 2nd year. The rent commitment including sales tax for the two years is $184,092.

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

(17)	SUBSEQUENT EVENTS

On October 31, 2018, The Company extended its office and warehouse lease with Isco Properties, LLC (see footnote 16). The extension is for 2 years from February 1, 2019 to January 31, 2021. The monthly base rent is $7,150 for the 1st year and $7,350 for the 2nd year. The rent commitment including sales tax for the two years is $184,092.

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

Impact of Derivative Accounting

In the event that we enter into financing transactions that will be impacted by the accounting effect of the application of derivative accounting, we will follow ASC Topic 815 to address this accounting matter. The application of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company’s Own Stock,” which was effective on January 1, 2009 will significantly affect the application of ASC Topic 815 and ASC Topic 815-40 for both freestanding and embedded derivative financial instruments in our financial statements. Generally, warrants, conversion features in debt, and similar terms that include “full-ratchet” or reset provisions, which mean that the exercise or conversion price adjusts to pricing in subsequent sales or issuances, no longer meet the definition of indexed to a company’s own stock and are not exempt from equity classification provided in ASC Topic 815-15. This means that instruments that were previously classified in equity are reclassified to liabilities and ongoing measurement under ASC Topic 815. The amount of quarterly non-cash gains or losses we will record in future periods will be based upon the fair market value of our common stock on the measurement date.

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

Our current liabilities, which consist of accounts payable, accrued payroll taxes and penalties, short term debt, and convertible debt, totaled $749,912 at September 30, 2018 and $383,775 at June 30, 2018. Accounts payable and accrued expenses totaled $135,893 at September 30, 2018 and $69,756 at June 30, 2018. Accrued payroll taxes and penalties totaled $314,019 at September 30, 2018 and $314,019 at June 30, 2018. Short term related party debt totaled $300,000 at September 30, 2018 and $0 at June 30, 2018. Convertible promissory notes totaled $0 at September 30, 2018 and $0 at June 30, 2018. Current liabilities were increased because the Company took on $300,000 in related party debt in the three months ended September 30, 2018.

Our temporary equity, which consists of Convertible Preferred Series L (including accrued dividends) totaled $366,451 at September 30, 2018 and $361,914 at June 30, 2018. The increase of $4,537 is due to dividends for the three months ended September 30, 2018 that are being included in the total redemption value.

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

Net cash used for operating and product development expenses, which include our purchase of additional materials to continue the manufacture of CTLM® Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law was $453,049 for the three months ended September 30, 2018, compared to net cash used by operating activities and product development of the CTLM® and related software development of $367,198 for the three months ended September 30, 2017. At September 30, 2018, we had negative working capital of $431,222 compared to negative working capital of $32,029 at June 30, 2018. We have incurred cumulative losses of $131,790,623 as of September 30, 2018. We do not expect to generate a positive internal cash flow for at least the next 12 months due to limited expected sales in the international market and the time needed to ramp up the sales and marketing plan in China.

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

As of the date of the filing of our quarterly report on Form 10-Q for the three months ended September 30, 2018,we were unable to maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. However, we have made a good faith effort to comply by forming a disclosure control committee consisting of an independent CPA, our vice president of operations, the majority shareholder’s representative and the office manager to ensure that there will always be segregation of duties. The committee will also review all material events to determine if they need to be disclosed in a current report on Form 8-K. Management was unable to conduct testing of these controls in time for the filing of this report.

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

Dated: September 26, 2019	Imaging Diagnostic Systems, Inc.

	By:	/s/ David Fong
David Fong
Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)