Form 10-Q/A
period 2018-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2019-09-26
CIK 790652

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

Explanatory Note

Imaging Diagnostic Systems, Inc. (the “Company”, “we” or “our”) is filing this third amendment to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018, originally filed on February 14, 2019 (the “Original Filing”), as amended by a first amendment filed on March 5, 2019, to correct the classification of the Series L Preferred Convertible Stock from being a current liability to temporary equity. Consequently, the condensed balance sheets, footnotes, and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that relate to the Series L Preferred Convertible Stock have been updated to reflect the change.

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

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

i

Item 1. Financial Statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Balance Sheets

	(unaudited)
	December 31, 2018	June 30, 2018
	(As Restated - See Note 4)	(As Restated - See Note 4)
Assets
Current assets:
Cash	$15,905	$271,540
Due from related party	134,018	34,853
Royalty receivable	-	21,753
Other receivable	11,965	850
Prepaid expenses	22,212	22,750

Total current assets	184,100	351,746

Property and equipment, net	23,285	27,178

Total assets	$207,385	$378,924

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$56,330	$69,756
Accrued payroll taxes and penalties	314,020	314,019
Short term debt	400,000	-
Total current liabilities	770,350	383,775

Total liabilities	770,350	383,775

Commitment and Contingencies (Note 16)

Temporary equity
Convertible Preferred Series L	370,988	361,914

Total temporary equity	370,988	361,914

Stockholders’ (Deficit):

Preferred stock, no par , 2,000,000 authorized Convertible preferred stock, Series M, 600 designated 0 and 591 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	-	7,589,173
Common stock, no par value, 500,000,000 authorized , 120,935,373 and 33,597,241 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	124,112,797	118,052,797
Additional paid-in capital	7,055,382	7,055,382
Subscription Deposits	50,000
Accumulated Deficit	(132,152,132)	(133,064,117)

Total stockholders’ (Deficit)	(933,953)	(366,765)

Total liabilities and stockholders’ (Deficit)	$207,385	$378,924

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

The Company concluded that the Series L Convertible Preferred Stock should be presented on the balance sheet as temporary equity instead of as a current liability as the holder has the option to redeem for cash at any time but is not mandatorily redeemable. As of December 31, 2018 and June 30, 2018 the balance of the Series L Preferred Stock, including dividends that are included in the total redemption value, are $370,988 and 361,914, respectively. For the six months ended December 31, 2018 and the year ended June 30, 2018, the Company has reclassed the Series L Convertible Preferred Stock from being a current liability to temporary equity.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

December 31, 2018

(4)	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The effect of the restatements on the condensed balance sheets for December 31, 2018 (unaudited) and June 30, 2018 are as follows:

	December 31, 2018 (Unaudited)			June 30, 2018
	As	Restatement	As	As	Restatement	As
Balance Sheet	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Current assets:
Cash	$15,905	$-	$15,905	$271,540	$-	$271,540
Due from related party	134,018	-	134,018	34,853	-	34,853
Royalty receivable	-	-	-	21,753	-	21,753
Other receivable	11,965	-	11,965	850	-	850
Inventory, net	-	-	-	-	-	-
Prepaid expenses	22,212		22,212	22,750		22,750
Total current assets	184,100	-	184,100	351,746	-	351,746

Property and equipment, net	23,285		23,285	27,178		27,178

Total assets	$207,385	$-	$207,385	$378,924	$-	$378,924

Current liabilities:
Accounts payable and accrued expenses	$56,330	$-	$56,330	$69,756	$-	$69,756
Accrued payroll taxes and penalties	314,020	-	314,020	314,019	-	314,019
Short term debt	-	-	-	-	-	-
Short term related party debt	400,000	-	400,000	-	-	-
Convertible Promissory Note	-	-	-	-	-	-
Convertible Preferred Series L	370,988	(370,988)	-	361,914	(361,914)	-
Total current liabilities	1,141,338	(370,988)	770,350	745,689	(361,914)	383,775

Total liabilities	1,141,338	(370,988)	770,350	745,689	(361,914)	383,775

Temporary equity:
Convertible Preferred Series L	-	370,988	370,988	-	361,914	361,914
Total temporary equity	-	370,988	370,988	-	361,914	361,914

Stockholders’ (Deficit):
Preferred stock	-	-	-	7,589,173	-	7,589,173
Common stock	124,112,797	-	124,112,797	118,052,797	-	118,052,797
Additional paid-in capital	7,055,382	-	7,055,382	7,055,382	-	7,055,382
Subscription Deposits	50,000	-	50,000
Accumulated Deficit	(132,152,132)	-	(132,152,132)	(133,064,117)	-	(133,064,117)
Total stockholders’ (Deficit)	(933,953)	-	(933,953)	(366,765)	-	(366,765)

Total liabilities and stockholders’ (Deficit)	$207,385	$-	$207,385	$378,924	$-	$378,924

(5)	REVENUE

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

December 31, 2018

(5)	REVENUE (Continued)

Information about the Company’s net sales by reporting segment for the six months ended December 31, 2018 and 2017 is as follows:

	For the six months ended
	December 31,	December 31,
	2018	2017

Sales-parts	$149,066	$15,158
Royalty Revenue	-	83,506
Service revenue	-	5,375
Net sales	$149,066	$104,039

(6)	DUE FROM RELATED PARTY

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

(8)	INVENTORIES

Inventories consisted of the following:

	December 31,	June 30,
	2018	2018
Raw materials consisting of purchased parts, components and supplies	$386,588	$415,262
Work-in process including units undergoing final inspection and testing	52,500	52,500
Finished goods	15,000	15,000
Total Inventory	$454,088	$482,762
Inventory Reserve	(454,088)	(482,762)
Net Inventory	$-	$-

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

December 31, 2018

(8)	INVENTORIES (Continued)

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

(9)	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	December 31, 2018	June 30, 2018	Useful life

Furniture and Fixtures	$261,011	$261,011	5 years
Computers and Equipment	370,704	370,704	5 years
Third Party Software	10,291	10,291	5 years
Clinical Equipment	15,000	15,000	5 years
Total Property & Equipment	$657,006	$657,006
Less: accumulated depreciation	(633,723)	(629,828)
Total Property & Equipment - Net	$23,283	$27,178

Depreciation expense for the six months December 31, 2018 and 2017 was $3,893 and $3,893 respectively.

(10)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

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

(13)	CONVERTIBLE PREFERRED STOCK

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of December 31, 2018:

Security	Date Issued	No. of Shares	Amount	Date of Conversion	No. of Shares Converted	Amount Converted	Balance 09/30/2018
Series M Cv Pfd	8/1/2014	250	$2,500,000	4/18/2017	6	$60,000
				11/21/2017	3	30,000
				8/7/2018	241	2,410,000	$-0-
Series M Cv Pfd	8/31/2015	200	2,000,000	8/7/2018	200	2,000,000	-0-
Series M Cv Pfd	4/22/2016	150	1,500,000	8/7/2018	150	1,500,000	-0-
Total		600	$6,000,000			$6,000,000	$-0-
Dividends							-0-
						Total Redemption Value	$-0-

Series L Cv Pfd	2/10/2010	35	$350,000	1/6/2011	15	$150,000	$200,000
Dividends							170,988
						Total Redemption Value	$370,988

Series L Convertible Preferred Stock

On March 31, 2010, a private investor converted a $350,000 short-term promissory note into 35 shares of Series L Convertible Preferred Stock. The original purchase price/stated value is $10,000 per share and dividends accrue at an annual rate of 9%. The preferred stock is convertible into 474 shares of common stock for each share of preferred stock. On January 6, 2011, the private investor converted 15 shares of Series L Convertible Preferred Stock representing a principal value of $150,000. After the conversion, the private investor held 20 shares representing a principal value of $200,000. The remaining principal value of $200,000 is presented on the balance sheet as temporary equity, as the holder has the option to redeem for cash at any time. At December 31, 2018 and June 30, 2018, the balance of cumulative dividends owed to the investor which is included in redemption value was $170,988 and $161,914, respectively. The total presented on the balance sheet as a temporary equity is $370,988 as of December 31, 2018 and $361,914 as of June 30, 2018.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

December 31, 2018

(13)	CONVERTIBLE PREFERRED STOCK (Continued)

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

December 31, 2018

(14)	COMMON STOCK (Continued)

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

December 31, 2018

(15)	STOCK OPTIONS (Continued)

	As of December 31, 2018	As of June 30, 2018
Expected volatility	0.00%	0.00%
Expected term	3 Years	3 Years
Risk-Free interest rate	2.79% to 3.08%	2.79% to 3.08%
Forfeiture rate	0.00%	0.00%
Expected dividend rate	0.00%	0.00%

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

Employees/Consultants	Shares	Wtd. Avg.
Outstanding at June 30, 2017	65	$12,070
Granted	-	$-
Exercised	-	$-
Cancelled	(52)	$14,770
Outstanding at June 30, 2018	13	$1,210

Granted	-	$-
Exercised	-	$-
Cancelled	(0.31)	$6,083
Outstanding at December 31, 2018	13	$976

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

December 31, 2018

(15)	STOCK OPTIONS (Continued)

Vested & Exercisable Stock Options	December 31, 2018	June 30, 2018
Employee 2016 Equity Plan	-	-
Director 2016 Equity Plan	-	-
Employee Other Plans	13	13
Directors and Consultants Other Plans	-	-
Total	13	13

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

December 31, 2018

(17)	SUBSEQUENT EVENTS

On January 1, 2019, the Board granted options to purchase 2,040,000 shares all with an exercise price of $0.20 per share to five consultants. These options were valued using the Black-Scholes model but based on exercise price and fair value being the same as described in note (15). Under this assumption, the options have zero value.

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

Our current liabilities, which consist of accounts payable, accrued payroll taxes and penalties, short term debt, and convertible debt, totaled $770,350 at December 31, 2018 and $383,775 at June 30, 2018. Accounts payable and accrued expenses totaled $56,330 at December 31, 2018 and $69,756 at June 30, 2018. Accrued payroll taxes and penalties totaled $314,020 at December 31, 2018 and $314,019 at June 30, 2018 with the difference being due to a rounding adjustment. Short term related party debt totaled $400,000 at December 31, 2018 and $0 at June 30, 2018. Convertible promissory notes totaled $0 at December 31, 2018 and $0 at June 30, 2018. Current liabilities were increased because the Company took on $400,000 in related party debt in the six months ended December 31, 2018.

Our temporary equity, which consists of Convertible Preferred Series L (including accrued dividends) totaled $370,988 at December 31, 2018 and $361,914 at June 30, 2018. The increase of $9,074 is due to dividends for the six months ended December 31, 2018 that are being included in the total redemption value.

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