Form 10-Q/A
period 2019-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2019-09-26
CIK 790652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Imaging Diagnostic Systems, Inc. (the “Company”, “we” or “our”) is filing this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, originally filed (“Original Filing”) on May 15, 2019 to correct the classification of the Series L Preferred Convertible Stock from being a current liability to temporary equity. Consequently, the condensed balance sheets, footnotes, and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that relate to the Series L Preferred Convertible Stock have been updated to reflect the change.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

i

Item 1. Financial Statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Balance Sheets

	(unaudited)
	March 31, 2019	June 30, 2018
	(As Restated - See Note 4)	(As Restated - See Note 4)
Assets
Current assets:
Cash	$102,059	$271,540
Due from related party	7,700	34,853
Royalty receivable	-	21,753
Other receivable	11,965	850
Prepaid expenses	26,983	22,750

Total current assets	148,707	351,746

Property and equipment, net	21,338	27,178

Total assets	$170,045	$378,924

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$29,269	$69,756
Accrued payroll taxes and penalties	314,019	314,019
Total current liabilities	343,288	383,775

Total liabilities	343,288	383,775

Commitment and Contingencies (Note 15)

Temporary Equity
Convertible Preferred Series L	375,426	361,914

Total Temporary Equity	375,426	361,914

Stockholders' (Deficit):

Preferred stock, no par, 2,000,000 authorized Convertible preferred stock, Series M, 600 designated 0 and 591 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	-	7,589,173
Common stock, no par value, 500,000,000 authorized, 122,523,607 and 33,597,241 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	124,922,797	118,052,797
Additional paid-in capital	7,082,087	7,055,382
Accumulated Deficit	(132,553,553)	(133,064,117)

Total stockholders' (Deficit)	(548,669)	(366,765)

Total liabilities and stockholders' (Deficit)	$170,045	$378,924

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

(4) RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded that the Series L Convertible Preferred Stock should be presented on the balance sheet as temporary equity instead of as a current liability as the holder has the option to redeem for cash at any time but is not mandatorily redeemable. As of March 31, 2019 and June 30, 2018 the balance of the Series L Preferred Stock, including dividends that are included in the total redemption value, are $375,426 and 361,914, respectively. For the nine months ended March 31, 2019 and the year ended June 30, 2018, the Company has reclassed the Series L Convertible Preferred Stock from being a current liability to temporary equity.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

March 31, 2019

(4) RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The effect of the restatements on the condensed balance sheets for March 31, 2019 (unaudited) and June 30, 2018 are as follows:

	March 31, 2019 (Unaudited)			June 30, 2018
	As	Restatement	As	As	Restatement	As
Balance Sheet	Reported	Adjustment	Restated	Reported	Adjustment	Restated

Current assets:
Cash	$102,059	$-	$102,059	$271,540	$-	$271,540
Due from related party	7,700	-	7,700	34,853	-	34,853
Royalty receivable	-	-	-	21,753	-	21,753
Other receivable	11,965	-	11,965	850	-	850
Inventory, net	-	-	-	-	-	-
Prepaid expenses	26,983		26,983	22,750		22,750
Total current assets	148,707	-	148,707	351,746	-	351,746

Property and equipment, net	21,338		21,338	27,178		27,178

Total assets	$170,045	$-	$170,045	$378,924	$-	$378,924

Current liabilities:
Accounts payable and accrued expenses	$29,269	$-	$29,269	$69,756	$-	$69,756
Accrued payroll taxes and penalties	314,019	-	314,019	314,019	-	314,019
Short term debt	-	-	-	-	-	-
Short term related party debt	-	-	-	-	-	-
Convertible Promissory Note	-	-	-	-	-	-
Convertible Preferred Series L	375,426	(375,426)	-	361,914	(361,914)	-
Total current liabilities	718,714	(375,426)	343,288	745,689	(361,914)	383,775

Total liabilities	718,714	(375,426)	343,288	745,689	(361,914)	383,775

Temporary equity:
Convertible Preferred Series L	-	375,426	375,426	-	361,914	361,914
Total temporary equity	-	375,426	375,426	-	361,914	361,914

Stockholders' (Deficit):
Preferred stock	-	-	-	7,589,173	-	7,589,173
Common stock	124,922,797	-	124,922,797	118,052,797	-	118,052,797
Additional paid-in capital	7,082,087	-	7,082,087	7,055,382	-	7,055,382
Subscription Deposits	-	-	-
Accumulated Deficit	(132,553,553)	-	(132,553,553)	(133,064,117)	-	(133,064,117)
Total stockholders' (Deficit)	(548,669)	-	(548,669)	(366,765)	-	(366,765)

Total liabilities and stockholders' (Deficit)	$170,045	$-	$170,045	$378,924	$-	$378,924

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

March 31, 2019

(5) REVENUE (Continued)

Information about the Company’s net sales by reporting segment for the nine months ended March 31, 2019 and 2018 is as follows:

	For the nine months ended
	March 31,	March 31,
	2019	2018

Sales-parts – Related Party	$161,781	$15,158
Royalty Revenue	-	83,506
Service revenue	-	5,375
Net sales	$161,781	$104,039

Sales to related parties were sales made to Xi’an IDI Laser Image Ltd. (“Xi’an”). Xi’an and Viable have common ownership hence these transactions are considered related party transactions (see note 6)

(6) DUE FROM RELATED PARTY

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

(8) INVENTORIES

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

March 31, 2019

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

(10) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

March 31, 2019

(12) CONVERTIBLE PREFERRED STOCK

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of March 31, 2019:

Security	Date Issued	No. of Shares	Amount	Date of Conversion	No. of Shares Converted	Amount Converted	Balance 3/30/2019
Series M Cv Pfd	8/1/2014	250	$2,500,000	4/18/2017	6	$60,000
				11/21/2017	3	30,000
				8/7/2018	241	2,410,000	$-0-
Series M Cv Pfd	8/31/2015	200	2,000,000	8/7/2018	200	2,000,000	-0-
Series M Cv Pfd	4/22/2016	150	1,500,000	8/7/2018	150	1,500,000	-0-
Total		600	$6,000,000			$6,000,000	$-0-
Dividends							-0-
Total Redemption Value							$-0-

Series L Cv Pfd	2/10/2010	35	$350,000	1/6/2011	15	$150,000	$200,000
Dividends							175,426
Total Redemption Value							$375,426

Series L Convertible Preferred Stock

On March 31, 2010, a private investor converted a $350,000 short-term promissory note into 35 shares of Series L Convertible Preferred Stock. The original purchase price/stated value is $10,000 per share and dividends accrue at an annual rate of 9%. The preferred stock is convertible into 474 shares of common stock for each share of preferred stock. On January 6, 2011, the private investor converted 15 shares of Series L Convertible Preferred Stock representing a principal value of $150,000. After the conversion, the private investor held 20 shares representing a principal value of $200,000. The remaining principal value of $200,000 is presented on the balance sheet as temporary equity, as the holder has the option to redeem for cash at any time. At March 31, 2019 and June 30, 2018, the balance of cumulative dividends owed to the investor which is included in redemption value was $175,426 and $161,914, respectively. The total presented on the balance sheet as temporary equity is $375,426 as of March 31, 2019 and $361,914 as of June 30, 2018.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Unaudited Financial Statements

March 31, 2019

(12) CONVERTIBLE PREFERRED STOCK (Continued)

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

(13) COMMON STOCK (Continued)

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

(13) COMMON STOCK (Continued)

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

(14) STOCK OPTIONS (Continued)

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

(14) STOCK OPTIONS (Continued)

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

(16) SUBSEQUENT EVENTS

On May 1, 2019, the Board granted options to purchase 360,000 shares all with an exercise price of $0.20 per share to one consultant. These options were valued using the Black-Scholes model using the same exercise price, fair value, term, volatility, interest rate, forfeiture rate, and expected dividend rate as of March 31, 2019 as described in note (14) as an estimate. Under this assumption, the value of the vested options as of May 1, 2019 is $4,713.

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

Our current liabilities, which consist of accounts payable, accrued payroll taxes and penalties, short term debt, and convertible debt, totaled $343,288 at March 31, 2019 and $383,775 at June 30, 2018. Accounts payable and accrued expenses totaled $29,269 at March 31, 2019 and $69,756 at June 30, 2018. Accrued payroll taxes and penalties totaled $314,019 at March 31, 2019 and $314,019 at June 30, 2019.

Our temporary equity, which consists of Convertible Preferred Series L (including accrued dividends) totaled $375,426 at March 31, 2019 and $361,914 at June 30, 2018. The increase of $13,512 is due to dividends accrued during the nine months ended March 31, 2019.

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