Form 10-K
period 2019-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2019-09-30
CIK 790652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of September 30, 2019: 122,621,646 shares of common stock, no par value.

IMAGING DIAGNOSTIC SYSTEMS, INC.

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws and use terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements. These forward-looking statements include, among others, statements relating to our business strategy, which is based upon our interpretation and analysis of trends in the healthcare treatment industry, especially those related to the diagnosis and treatment of breast cancer, and upon management’s ability to successfully develop and commercialize its principal product, the CTLM®. This strategy assumes that the CTLM® will provide benefits, from both a medical and an economic perspective, to current alternative techniques for diagnosing and managing breast cancer. Factors that could cause actual results to materially differ include, without limitation, the timely and successful completion of our clinical trials required by the U.S. Food and Drug Administration (“FDA”) and compliance with the regulations of the FDA and the China Food and Drug Administration (“CFDA”); the timely and successful submission of our FDA application for pre-market approval and our ability to obtain U.S. marketing clearance; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing through private placements or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future. There are also many known and unknown risks, uncertainties and other factors, including, but not limited to, technological changes and competition from new diagnostic equipment and techniques, changes in general economic conditions, healthcare reform initiatives, legal claims, regulatory changes and risk factors detailed from time to time in our Securities and Exchange Commission filings that may cause these assumptions to prove incorrect and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described above or elsewhere in this registration. All forward-looking statements and risk factors included in this document are made as of the date of this Form 10-K Annual Report based on information available to us as of the date of this report, and we assume no obligation to update any forward-looking statements or risk factors. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. Since our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements.

ii

PART I

Item 1. Business

GENERAL BUSINESS OVERVIEW

Our business address is 1291-B NW 65th Place, Fort Lauderdale, FL 33309. Our Internet website address is www.imds.com. The information contained in, or that can be accessed through, our website is not part of this Form 10-K annual report.

Imaging Diagnostic Systems, Inc. (“IDSI”) is a late development stage medical technology company that has developed a new, non-invasive CT scanner (“CTLM®”) that uses a laser beam in place of ionizing X-ray for breast imaging. This technology is called Diffuse Optical Tomography. The CTLM® will provide an adjunctive imaging modality to other methods of imaging the breast such as X-ray mammography, MRI and ultrasound.

Since inception in December 1993 as a Florida corporation and subsequently its reverse merger with Alkan Corp., a New Jersey Corporation on April 14, 1994, we continued operations and changed our state of incorporation from New Jersey to Florida, effective July 1, 1995. On July 14, 1995, we filed with the United States Securities and Exchange Commission (“SEC”) a Form 10 SB for registration of our securities as a small business issuer. The Form 10 SB was declared effective in September 1995 and our stock began trading on the OTC Bulletin Board (OTC:BB) on September 20, 1995 under the symbol IMDS. We became a fully reporting company under Commission File Number 0-26028 and traded on the OTC:BB and then on the OTC:QB and ultimately on the OTC PINK until September 25, 2014, at which time our registration was revoked by the SEC for failure to timely file our required periodic reports. Our latest quarterly report on Form 10-Q that was filed prior to our filing of our Form 10 registration statement on August 28, 2018, was filed on May 15, 2013, for the quarter ended March 31, 2013. Our last annual report on Form 10-K was filed on October 15, 2012, for the year ended June 30, 2012. Copies of our SEC reports through the date of revocation (the “Prior Reports”) are available at www.sec.gov.

On August 28, 2018, we filed a Form 10 registration statement to register issued and outstanding shares held by our shareholders and to become a fully reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”). The Form 10 was amended in response to SEC comments on October 5, 2018 and November 14, 2018. On February 7, 2019, the SEC confirmed that it had no further comments on the Form 10. Under the Exchange Act, our registration became effective on October 29, 2018, i.e. 60 days after filing the Form 10. The Form 10 was further amended on September 26, 2019 to correct the classification of the Series L Convertible Preferred Stock from a current liability to temporary equity.

As of the date of this annual report on Form 10-K for the year ended June 30, 2019, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through June 30, 2019 of $133,062,606 after discounts and dividends on preferred stock. We incurred net losses applicable to common shareholders of $1,677,662 for the year ended June 30, 2019 and $2,203,400 for the year ended June 30, 2018. The Company received marking clearance for the CTLM® from the Chinese FDA (“CFDA”) effective November 16, 2018 to November 15, 2023 as disclosed in the Company’s 8-K report filed December 11, 2018; however we anticipate that substantial losses from operations will continue until we begin to generate revenues through the sales of CTLM® systems in China. We believe that we face substantial delays before receiving marketing clearance through the U.S. Food and Drug Administration (“FDA”). These losses will be primarily due to an anticipated increase in marketing, manufacturing and operational expenses associated with the international commercialization of the CTLM®, expenses associated with international commercialization of the CTLM®, expenses associated with FDA approval processes, and the costs associated with advanced product development activities. We have implemented a new business strategy which includes a licensing agreement on June 20, 2017 with Xi’an IDI Laser Imaging Co. Ltd (Xi’an IDI), a related party, to shift manufacturing of the CTLM® for the China and Asian markets to China.

The Company’s next regulatory focus, after having obtained CFDA approval in China, is on obtaining marketing clearance of its CTLM® Breast Imaging System through the FDA. The premarket approval (“PMA”) process for U.S. marketing clearance is expected to take longer than the Chinese process, and we intend to resume this effort after successful marketing and sales of CTLM® systems in China. Sales revenues in China are not expected until the second or third quarter of fiscal 2020. No sales in other countries are expected in the near future, as we do not intend to pursue sales in other countries until after obtaining FDA marketing clearance.

In analyzing the regulatory path forward, timeline, and costs associated with the level of effort required to upgrade our Quality Management System, we have decided not to renew our CE mark (required for sales in the European Union) for this year and to consider reapplying in 2 to 3 years to avoid substantial regulatory fees. We will maintain our ISO 13485:2016 certification which will allow us to pursue FDA marketing clearance and the CE Mark in the future.

SALE OF UNREGISTERED SECURITIES RESULTING IN A CHANGE OF CONTROL

IDSI’s financial condition steadily deteriorated following the 2008 financial crisis and during the subsequent recession and weak economic recovery and by 2013 we found it impossible to raise the capital needed to continue operations, so our focus turned to finding an acquirer with the substantial financial resources and technical understanding required to complete the regulatory approval processes and bring the CTLM® to market domestically and internationally. Given our dire financial condition, we were fortunate to be introduced in February 2014 to Viable International Investments LLC (“Viable”), a subsidiary of Sanya Wanbo (Viable) Investments, Ltd. Co (“Viable China”), registered in Sanya, Hainan, China. Viable China had been approved by the Ministry of Commerce of the People’s Republic of China (Certificate # 4600201400025) to invest in senior housing projects, medical equipment projects, etc. in the U.S.

On August 4, 2014, pursuant to a Securities Purchase Agreement (the “SPA”) dated as of June 27, 2014, among IDSI, Viable and certain affiliates of IDSI, Viable agreed to purchase 600 shares of the Company’s Series M convertible preferred stock (the “Preferred Stock”) for an aggregate purchase price of $6,000,000 ($10,000 per share) of which $100,000 was paid pursuant to a non-refundable deposit on June 27, 2014. The first closing as to 250 shares of Preferred Stock ($2,500,000) occurred on August 4, 2014.

Pursuant to the SPA, Viable agreed to purchase an additional 350 shares of Preferred Stock in tranches of 200 shares ($2,000,000) on July 31, 2015, and 150 shares ($1,500,000) within 14 days after IDSI’s receipt of FDA marketing clearance. Based on the conversion price of the Preferred Stock, purchase of all of the Preferred Stock would provide Viable with beneficial ownership of 90% of our common stock based on the number of shares outstanding as of the date of the SPA. IDSI and Viable agreed to modify the timing of the second and third tranches of Viable’s investments so that the purchase of 200 shares of Preferred Stock ($2,000,000) closed on August 31, 2015, and the purchase of 150 shares of Preferred Stock ($1,500,000) closed on April 22, 2016, as Viable waived the condition of FDA marketing clearance.

Since 2016, we have financed our operations through loans by Viable and its affiliates and the private placement of common stock to Viable affiliates and independent Chinese investors. We do not have any formal financing arrangements with Viable and its affiliates; however, Viable has stated its intention to continue to provide financing of our operations consistent with past practice. While we believe that Viable and its affiliates will provide on commercially reasonable terms the funding we need until we achieve a positive cash flow from operations. there can be no assurance that we will receive such funding or that we will ever achieve profitability. If Viable fails to provide the anticipated funding, we would be materially adversely affected and may have to cease operations due to a lack of funding.

HISTORICAL OVERVIEW

Since inception, we have been engaged in the development and testing of a laser breast imaging system that uses computed tomography and laser techniques designed to detect breast abnormalities. Our CTLM® has been initially commercialized on a limited basis in certain international markets where regulatory approvals have been obtained; however, it is not yet approved for sale in the U.S. market. The CTLM® system must obtain marketing clearance through the FDA before commercialization can begin in the U.S. market.

We have sold 26 CTLM® systems since inception. Since the Viable Acquisition in August 2014, we have ceased our international marketing effort and have focused on upgrading the CTLM® with the latest technology and obtaining marketing clearance in the U.S. and China. CTLM® version 2.0 was completed in 2016, and we are developing a CTLM® 3.0 prototype, which we believe will be ready for verification and validation testing in the first or second quarter of 2020.

The Company received CTLM® CFDA approval effective November 16, 2018 to November 15, 2023 as disclosed in the Company’s 8-K report filed on December 11, 2018. However, there can be no assurance that we will obtain FDA marketing or other new international marketing clearances, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

Sales in China are not expected until late 2019 or early 2020. No sales in other countries are expected in the foreseeable future. The Company’s next focus, after having obtained CFDA approval in China, is on obtaining U.S. marketing clearance of its CTLM® Breast Imaging System through the FDA. The PMA process for U.S. marketing clearance is expected to take considerably longer than the Chinese process.

In analyzing the regulatory path forward, timeline, and costs associated with the level of effort required to upgrade the Company’s Quality Management System, we have decided not to renew our CE mark (required for sales in the European Union) for this year and to consider reapplying in 2 to 3 years to avoid these regulatory fees. We will maintain our ISO 13485:2016 certification which will allow us to pursue FDA marketing clearance and the CE Mark in the future.

Our financial statements have been prepared assuming that we will continue as a going concern. Our auditors, in their report for the fiscal year ended June 30, 2019 stated that we have incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 “Going Concern and Management’s Plans”, in the Notes to the Financial Statements. The accompanying financial statements for the Fiscal Year ended June 30, 2019 do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

BREAST CANCER

Breast cancer is the most common cancer in women worldwide. According to the International Agency for Research on Cancer (IARC) and World Health Organization (WHO). It is estimated that more than 1.68 million new cases of breast cancer occurred among women worldwide in 2012, (using the most recent data available at time of submission) or up to 12% of all cancers. Breast cancer incidence rates around the world vary a great deal. In general, developed countries (such as the U.S., England and Australia) have higher rates than developing countries (such as Cambodia, Nepal and Rwanda).

According to information provided by www.breastcancer.org, about one in eight U.S. women will develop invasive breast cancer over the course of her lifetime. In 2019, an estimated 268,600 new cases of invasive breast cancer are expected to be diagnosed in women in the U.S., along with 62,930 new cases of non-invasive (in situ) breast cancer. About 41,760 women in the U.S. are expected to die in 2019 from breast cancer, though death rates have been decreasing since 1989. Women under 50 have experienced larger decreases. These decreases are thought to be the result of treatment advances, earlier detection through screening, and increased awareness.

There is widespread agreement that screening for breast cancer, when combined with appropriate follow-up, will reduce mortality from the disease. How we measure response to treatment is called the 5-year survival rate, or the percentage of people who live 5 years after being diagnosed with cancer. According to information provided by National Cancer Institute, Cancer stage at diagnosis, which refers to extent of a cancer in the body, determines treatment options and has a strong influence on the length of survival. In general, if the cancer is found only in the part of the body where it started it is localized (sometimes referred to as stage 1). If it has spread to a different part of the body, the stage is regional or distant. The earlier female breast cancer is caught, the better chance a person has of surviving five years after being diagnosed. For female breast cancer, 62.5% are diagnosed at the local stage. The 5-year survival for localized female breast cancer is 98.8%. It decreases from 98.8% to 85.5% after the cancer has spread to the lymph nodes (stage 2), and to 27.4% (stage 4) after it has spread to other organs such as the lung, liver or brain. A major problem with current detection methods is that studies have shown that mammography does not detect 10%-20% of breast cancers that are detected by physical exam alone, which may be attributed to a falsely negative mammogram.

Breast cancer screening is generally recommended as a routine part of preventive healthcare for women over the age of 20 (approximately 90 million in the United States). Besides skin cancer, breast cancer is the most commonly diagnosed cancer among U.S. women. For these women, the American Cancer Society (ACS) has published guidelines for breast cancer screening including: (i) monthly breast self-examinations for all women over the age of 20; (ii) a clinical breast exam (CBE) every three years for women in their 20s and 30s; (iii) a baseline mammogram for women by the age of 40; and (iv) an annual mammogram for women age 40 or older (according to the American College of Radiology). Unfortunately, the U.S. Preventive Task Force Guidelines have stirred confusion by recommending biennial screening mammography for women ages 50-74.

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

Breast cancer can be lumped into Non-invasive (or in-situ) or Invasive: In-situ tissue types include ductal carcinoma in-situ (DCIS) or lobular carcinoma in-situ (LCIS). 20% of breast cancers are in-situ. 80% of breast cancers are invasive or infiltrating beyond their glandular or ductal origins. Breast cancers are subdivided by molecular surface markers or hormonal receptor types that determines aggressiveness, and selection for therapeutic options. To be brief, these subtypes are: 1. Luminal A (HR+/HER2-); 2. Triple Negative (HR-/HER2-); 3. Luminal B (HR+/HER2+); and 4. HER 2 Enriched (HR-/HER2+).

The strongest risk factor for breast cancer is a women’s age. A woman’s breast cancer risk increases with age. The risk of breast cancer, however, is not the same for all women in a given age group. Research has shown that women with mammographically dense breasts have a higher risk of developing breast cancer. Connective and glandular tissue of the breast are mammographically dense and appear white on a mammogram, compared to fatty tissue of the breasts which appears dark or black because it is not mammographically dense. Women who have a high percentage of breast tissue that appears dense on a mammogram have a higher risk of breast cancer compared to women of similar age who have a smaller percentage or no dense breast tissue by as much as 1.5 X higher risk than the average woman. In general, younger women have dense breasts more often than older women. As a woman ages, the amount of glandular tissue naturally decreases and the amount of fatty tissue increases. Abnormalities - such as tumors in dense breasts - can be more difficult to detect on a mammogram because tumors often also appear white, which blends with dense breast stroma. According to the National Cancer Institute and American College of Radiology, approximately 50% of women in the U.S. are classified as having dense breasts (or BI-RADS type 3 or type 4 - defined as heterogeneously dense or extremely dense).

Due in part to the limitations in the ability of the currently available modalities to identify malignant lesions, a large number of patients with suspicious lesions proceed to surgical biopsy, an invasive and expensive procedure. Approximately 1.6 million surgical biopsies are performed each year in the United States, and about 20% of the tests find cancer. The average cost of a surgical biopsy ranges from approximately $1,000 – 5,000 per procedure. Thus, biopsies of benign breast tissue may cost the U.S. healthcare system approximately $5.28 billion annually, using $3,303 per biopsy which is what a patient’s insurance company would pay according to HealthCareBlueBook.com. Fair Prices for a breast biopsy depend on one’s zip code in the U.S. and are rated based upon being a bedside, open, MRI-guided, Stereotactic-guided, or Ultrasound-guided biopsy. In addition, biopsies result in pain, scarring, potential for infection and sometimes undue anxiety to patients. Patients who are referred to biopsy usually are required to schedule the procedure in advance and generally must wait up to 72 hours for their biopsy results.

Race and ethnicity play into the incidence and the mortality from breast cancer. According to the American Cancer Society, incidence and death rates for breast cancer are higher among non-Hispanic Whites and non-Hispanic Blacks rather than other racial/ethnic groups. Asians and Pacific Islander women have the lowest incidence and death rates from breast cancer.

Since the CTLM® has received CFDA marketing clearance in China, we believe the CLTM® will achieve significant market penetration in China. Consequently, it is important to discuss the demographics of breast cancer in China. Breast cancer is the most common cancer among women in China, according to the latest data from China’s national cancer registry. An analysis of the data reveals that the incidence of breast cancer in China has increased at a rate of around 3.5% a year from 2000 to 2013, compared with a drop of 0.4% a year over the same period in the US. The analysis also reveals that breast cancer rates are higher in urban areas of China than in rural areas. And the higher the population density, the higher the rate. For small cities (population below 500,000), the incidence of breast cancer is 30 per 100,000. For medium-sized cities (population between 500,000 to 1,000,000), it is 40 in 100,000. And for large cities (population above 1m), the incidence rate is 60 per 100,000 women.

There are many theories as to why China is seeing a marked rise in breast cancer rates. These include:

a. With the rapid development of China’s economy, more and more people have moved from rural areas and towns to large cities. As a result, many “megacities” have sprung up. By 2014, China had six megacities with populations above 10m. It is very likely that urbanization is having a big impact on breast cancer incidence in China.

b. Having more than one child lowers breast-cancer risk. With the one-child policy in place since 1979, most women – especially if they worked in the city – had to strictly follow the policy in order to avoid being fined. Although the one-child policy rule was replaced in 2015 with a two-child policy rule, the possible benefit on breast cancer incidence will probably take 15 to 20 years to show

c. Women are also less likely to breastfeed than previous generations, which may be another contributing factor. Research has shown that both pregnancy and breastfeeding reduce a woman’s risk of developing cancer, because they reduce the lifetime number of menstrual cycles. As a result, women are exposed to less estrogen. (estrogen can stimulate breast cancer cells to grow.) It has also been hypothesized that breast cells need to mature in order to produce milk and mature cells are more resistant to becoming cancer cells.

d. In modern China, women are generally less physically active than they were in previous generations. A study published in the International Journal of Behavioral Nutrition and Physical Activity, shows that levels of physical activity for adults in China fell by nearly half between 1991 and 2011, and they declined more rapidly for women than for men.

e. Aging is the biggest risk factor for breast cancer. Women are living longer in China, which is a key factor related to the increased incidence of breast cancer in the country. As people get older, there is more genetic damage and less ability to repair the damage.

With increasing incidence and mortality, cancer is the leading cause of death in China and is a major public health problem. Because of China’s massive population (1.37 billion), previous national incidence and mortality estimates have been limited to small samples of the population using data from the 1990s or based on a specific year. With high-quality data from an additional number of population-based registries now available through the National Central Cancer Registry of China, the authors analyzed data from 72 local, population-based cancer registries (2009-2011), representing 6.5% of the population, to estimate the number of new cases and cancer deaths for 2015. Data from 22 registries were used for trend analyses (2000-2011). The results indicated that an estimated 4,292,000 new cancer cases and 2,814,000 cancer deaths would occur in China in 2015, with lung cancer being the most common incident cancer and the leading cause of cancer death. Exact details on breast cancer incidence and rates can be found in the journals Thoracic Cancer 8; 2017, pages 214-218 and the Journal of Gynecological Oncology 2018, Jan; 29 (1).

Because of China’s large population, even with a small percentage improvement on cancer prevention, a sizeable number of women’s lives could be saved. There are many risk factors that can be reduced by raising cancer awareness and having better education on diet, exercise, stress reduction as well as improving breast cancer screening. Public health authorities in China can play a crucial role in developing well-defined strategies to tackle the issue and reduce the breast cancer burden in China.

SCREENING AND DIAGNOSTIC MODALITIES

Mammography is an x-ray imaging modality commonly used for both routine breast cancer screening and as a diagnostic tool. A mammogram produces either film-screen (analog) or electronic digital images of the internal structure of the breast, nipple, axilla and surrounding tissues. In a screening mammogram, physicians seek to detect unknown or asymptomatic lesions, while a diagnostic mammogram seeks to characterize suspicious or palpable lesions.

In the United States, a certified technologist performs the x-ray procedure under the Congressional Mammography Quality Standards Act (MQSA). MQSA was enacted to improve x-ray breast cancer detection studies by regulating machine specifications, quality control procedures, technologist training and certification, and Radiologist training, certification, and triennial continuing medical education. Still, mammography is viewed as an ‘imperfect’ breast cancer detection tool and is often supplemented with follow-up studies including additional mammographic views at later dates, closer physical examination of the patient, adjunctive ultrasound exams, and, when available, breast MRI, scintimammography, and/or biopsy.

Because x-ray mammography exposes the patient to radiation, the American Cancer Society recommends that mammograms be limited to once per year. X-ray mammography is documented to be less effective for women with dense breasts. X-ray mammography machines use mechanical means to squeeze, flatten, or compress the breast and reduce the volume so that x-rays may penetrate more uniform tissue. These techniques are technically necessary but are sometimes painful and often uncomfortable to patients. Most mammography exams include 2 views of each breast which equates to 4 compressions per session or up to 8 compressions in women with bilateral breasts prostheses. For diagnostic purposes, some centers are using contrast-enhanced mammography as a way to assess for tumors that take up iodinated contrast, increasing sensitivity.

For an uninsured patient, the average U.S. cost for a mammogram is $102. The Medicare billing of a diagnostic mammogram is approximately $118 to $138 per procedure and requires the use of x-ray equipment ranging in cost from $75,000 to $225,000 for film screen. Aggregate cost of mammography screening in the U.S. is recently estimated at $7.8 billion per year.

Digital Mammography

Digital mammography, also referred to as “full-field digital” mammography, is the latest form of breast x-ray examination. These systems eliminate the use of x-ray film and record images directly on electronic panels. The digital images can then be manipulated, examined on an electronic viewing station, and subjected to computed added detection or CAD. However, the limitations of conventional mammography still exist in digital mammography. Digital mammograms can be acquired as 2D or 3D, using breast tomosynthesis. Although 3D mammograms are better at detecting more abnormalities (especially in denser breasted women), they do results in higher recall rates, twice the breast radiation dose, take longer for the Radiologist to read, and cost the patient and system more money. The “miss rate” from using 3D mammograms has yet to be established. Many U.S. insurance companies still will not cover a 3D digital mammogram. Digital mammography units sell at around $300,000 for 2D digital units and up to $500,000 for 3D digital units and Medicare billing for these tests range from $170 to $200.

Magnetic Resonance Imaging

Magnetic resonance imaging (“MRI”) produces images using a magnetic field and radiofrequency (RF) gradients under computer control to produce multiplanar and multi-sequenced images that are sensitive to detecting a variety of pathologic processes. MRI has proven effective in imaging breasts with prosthetic implants, characterizing benign breast processes, detecting primary or recurrent cancer, evaluating the response to chemotherapy and serving as an additional imaging option when mammography or ultrasound fails to provide sufficient diagnostic conclusions.

MRI offers the advantage over x-ray that not only visualizes fine details in breast tissue but also detects patterns of enhancement, altered blood flow and angiogenesis associated with malignancies, by using a paramagnetic agent called gadolinium (which must be injected into the patient’s veins and sometimes requires screening for renal insufficiency). The disadvantages are that MRI systems are not widely available in the global market and the costs of using conventional MRI scanners for breast exams are sometimes prohibitive. Dedicated breast MRI systems sell for approximately $1,200,000 and total billing is approximately $1,500, depending on whether the service is provided in a free-standing imaging center, hospital, and is billed either self-pay, private insurance or Medicare.

Ultrasound

Ultrasound imaging is routinely used in breast imaging practices. Ultrasound (U/S) systems can image breast tissue by ‘sonar’ techniques. Sound transducers are placed directly on breast tissue coupled with an acoustic gel substance. Trained sonographers locate suspicious or targeted areas by moving the transducer over the whole breast or over the region of interest. Breast ultrasound can be performed by a trained medical professional or it can also be done in an automated fashion. Sonographers generally acquire images in the United States. In some countries mostly outside the U.S., physicians directly perform the study and interpret the results. Ultrasound images are localized to areas of suspicion generally but not always detected by a previous mammogram. If mammographic results suggest the presence of a lesion, ultrasound may help differentiate a solid from a cystic mass, determine vascularity, concurrent adenopathy, and locate a safe biopsy access site. The global Medicare reimbursement rate for diagnostic bilateral breast ultrasound is approximately $164 per procedure and requires the use of capital equipment ranging in cost from approximately $60,000 to $400,000 depending upon unit hardware configuration, software platforms, and transducer selections.

Optoacoustic Imaging

This patented technology uses a combination of anatomic and functional imaging via the use of laser optics and conventional ultrasound. Optoacoustic imaging looks for tumor angiogenesis. The main company in this field - Seno Medical Instruments (“Seno”) - uses proprietary laser techniques to locate oxyhemoglobin and deoxyhemoglobin signatures in breast tumors and these patterns can help clinicians decide which tumors to target for biopsy. This device, which is undergoing Pre-Market Approval and clinical pivotal studies, appears to be close to FDA approval.

Single-Breath Photoacoustic Computed Tomography

This new modality called BH-PACT, similar to CTLM® discussed below, features a deep penetration depth (4 cm in vivo) with high spatial and temporal resolutions (255 µm in-plane resolution and a 10 Hz 2D frame rate). By scanning the entire breast within a single breath hold (~15 s), a volumetric image can be acquired and subsequently reconstructed utilizing 3D back-projection with negligible breathing-induced motion artifacts. SBH-PACT clearly reveals tumors by observing higher blood vessel densities associated with tumors at high spatial resolution, showing early promise for high sensitivity in radiographically dense breasts. In addition to blood vessel imaging, the high imaging speed enables dynamic studies, such as photoacoustic elastography, which identifies tumors by showing less compliance. The research group imaged breast cancer patients with breast sizes ranging from B cup to DD cup, and skin pigmentations ranging from light to dark. SBH-PACT identified all the tumors without resorting to ionizing radiation or exogenous contrast, posing no health risks. Diffuse optical tomography has been investigated to provide functional optical contrast. However, the spatial resolution of the current prototypes limits their clinical use. Overall, each modality has notable advantages and limitations. Photoacoustic computed tomography (PACT) is a promising complementary modality that overcomes many of these limitations.

By developing this advanced breast imaging modality, they provided a promising tool for future clinical use including not only screening, but also diagnostic studies to determine extent of disease, to assist in surgical treatment planning, and to assess responses to neoadjuvant chemotherapy. Compared to mammography, SBH-PACT utilizes non-ionizing radiation, shows early promise for sensitivity in radiographically dense breasts, and imposes less or no pain by only slightly compressing the breast against the chest wall. Because the average hemoglobin concentration in malignant tumors is generally twice that in benign tumors and using hemoglobin as the contrast, SBH-PACT can potentially monitor breast cancer’s response to neoadjuvant chemotherapy by acquiring information similar to that of contrast-enhanced MRI, yet with finer spatial resolution, higher imaging speed, and only endogenous contrast. This new modality is under development at Caltech Optical Imaging Laboratory at the California Institute of Technology.

Breast Elastography

This sonographic technology is increasingly being used to better characterize breast lesions, by improving specificity of B-mode ultrasound. Two elastography modes are available: free-hand and sheer-wave. Tissues have different elastic moduli and deform relative to its intrinsic stiffness. Breast Ultrasound Elastography (BUE) has an 87% sensitivity, 90% specificity, and 88% diagnostic accuracy in defining breast lesions as either malignant or benign. BUE is intended to have a high negative predictive value by reducing false positives. There are many quantitative and qualitative scoring systems to characterize lesions by using BUE. Such schemata have been incorporated into the newest ACR Ultrasound BIRADS Lexicon manual. By using these methods to characterize breast lesions, BUE is reported to increase diagnostic confidence, reduce unnecessary short-term follow up and unneeded biopsy of benign breast tumors.

Molecular Breast Imaging

This technique of MBI uses a nuclear medicine agent called 99mTc Sestamibi, which is injected into the bloodstream and tends to accumulate in cancer cells within the breast, based on differences in metabolism. Then the breast is imaged on 1 or 2 detectors for up to 40 minutes total or 10 minutes per breast x 2 views. MBI is a functional study and the injected agent emits gamma rays which are identified on a scintillation crystal. By using MBI, there is added radiation dose to the patient equal to 2/3 of the background dose but at the added benefit of detecting 8 more cancers per 1000 women when compared to mammography alone. This is an alternative study in women who have dense breasts and cannot undergo MRI but should not be used in pregnant women.

Positron Emission Mammography

Positron emission mammography is a combination anatomic functional study of the breast utilizing a radiation emitting agent called FDG or 18-fluorodeoxyglucose or FDG-18 that is taken up in cancer cells that are utilizing glucose as an energy source. This procedure requires the patient to fast for up to 6 hours, requires 40 minutes total of scan time and is used to determine recurrence of cancer from scar tissue, when women cannot undergo MRI, or response to treatment. Because of the moderately high radiation dose, it is not used for screening but more for problem solving.

CTLM®

The CTLM® system is a Diffuse Optical Tomography (DOT) CT-like scanner. Its energy source is a laser beam portion of the electromagnetic spectrum not ionizing radiation such as is used in conventional x-ray mammography or CT scanners. We believe that the advantages of imaging without ionizing radiation are very significant. CTLM® is an emerging imaging modality offering the potential of functional imaging equivalent, which can visualize the process of angiogenesis - that may be used by the radiologist or responsible physician to distinguish between benign and malignant tissue. X-ray mammography is a well-established method of imaging the breast but has limitations especially in dense breast cases. While x-ray mammography and ultrasound generally produce two dimensional images (2D) of the breast, the CTLM® produces 3D images. Ultrasound is often used as an adjunct to mammography to help differentiate tumors from cysts or help to localize a biopsy site. We believe the CTLM® will be used to provide the radiologist with additional information to manage the clinical case via angiogenesis detection; help diagnose breast cancer earlier; reduce diagnostic uncertainty especially in mammographically dense breast cases; and may help decrease the number of biopsies performed for benign lesions. Because breast cancers nearly always develop in the dense glandular tissue of the breast (and very rarely in the fatty tissue), women who have mostly dense tissue on a mammogram are at an increased risk of breast cancer, via failed mammographic detection. Abnormalities in dense breasts can be more difficult to detect on a mammogram.

The CTLM® technology is unique and protected by a combination of trade secrets and patents. A CTLM® breast exam is non-invasive and can be performed by a medical technologist. A patient lies face down or prone on a scanning table with one breast suspended naturally into a specially designed scanning chamber. The scanner images the breast in contiguous slices from chest wall to nipple in minutes. One breast is scanned at a time. The CTLM® is a sophisticated electro-mechanical scanner under microprocessor and computer control. Results are available immediately in digital format for comparison to mammography results, consultation, transmission to multimodality reading stations, or archiving.

Images and study results present as multiple-slice data sets which can be viewed slice-by-slice or as a 3D volume with image manipulation tools. Images are usually viewed in gray and green color shades, since color displays are common with other molecular imaging modalities such as nuclear medicine, PET, fMRI, and in radiation therapy imaging.

Since the Viable Acquisition we have focused on revitalizing the CTLM® technology. We completed the upgrade of the CTLM® to the CTLM® 2.0 in late 2016. We took the following principal steps in this upgrade:

●	Collecting and archiving all the documents to build the gantry and the cover of the scanner.

●	Collecting and archiving all the documents to build the controllers of the scanner.

●	Collecting and archiving all the software codes that are necessary to maintain the scanner.

●	Simulating industry standard architecture (ISA) bus using a digital input/output (IO) card on a peripheral component interconnect (PCI) bus in order to be able to use modern computers without modifying any controller of the scanner.

●	Replacing two racks of obsolete and bulky power supplies with a simple and small medical grade power supply.

●	Replacing the operator console computer.

●	Replacing the obsolete Windows 2000 operating system with Windows 8.

We continue to work to further advance the CTLM® technology and the quality and efficiency of our systems.

We believe it is critical to provide physicians with a visualization tool that allows them to find angiogenesis from the CTLM® images with minimal false positives as well as minimal false negatives. Currently, IDSI includes as a CTLM® operating component a software package known as “Physician Console” to enable physicians to read CTLM® images. Limited signal to noise image ratios and a lack of quantitative data are among the drawbacks of this visualization software package.

We are developing and plan to release a new software package known as “CTLM® Physician Workstation” to replace the Physician Console and provide with each CTLM® the capability to identify, locate and measure an angiogenesis area. No date has been set for its release.

The CTLM® Physician Workstation possesses the key features of the Physician Console and has many additional features not contained in the console, including:

●	A volumetric approach to find angiogenesis using vascular regions, MIP, ESSD and TSSD views.

●	Image measurements to find the CTLM® numbers of a pixel in a CTLM® image and the distance between two points of the breast using a CTLM® image.

●	Volume measurement of a high absorption area that could be an angiogenesis area.

●	Image correlation between CTLM® images or between a CTLM® image and another image from a different modality such as mammography.

●	Commands to manipulate images which are context sensitive, with most having shortcut keys.

●	Reading DICOM images.

●	Online help.

●	New tools including image segmentation, object collection and volume measurement to monitor neoadjuvant chemotherapy treatment. Physicians will be able to quantify the volume of angiogenesis area as a measure of potential tumor regression or non-response from chemotherapy.

Since 2017, we began working on development of our CTLM® 3.0 scanner. This newly designed scanner will offer a very high throughput, with the scan time potentially being reduced from 20 to 2 minutes for a 100-slice breast scan. We believe that this increased efficiency will be achieved with image quality at least as good as that of the CTLM® 2.0, with diminished stair-step artifact and improved signal to noise ratio.

Further, we believe that the CTLM® 3.0 will be substantially easier and less expensive to manufacture, install and service, compared to the 2.0 version.

The principal features of the CTLM® 3.0 under development are:

●	New helical scanning mode.

●	New small footprint of the scanner.

●	New gantry.

●	Capability to move the scan chamber (in the X and Y axis) to center the breast.

●	Capability to collect data about 2mm closer to the chest wall compared to the 2.0 version.

●	New data acquisition system for faster scanning and improved signal to noise ratio.

●	New scan controls.

●	Use of wireless technology in scanning operations and visualization.

●	New database.

●	New graphical user interface (GUI).

●	New software package to scan, reconstruct and visualize.

●	Compatibility with DICOM 3.0.

We expect to commence testing of our CTLM® 3.0 in the second quarter of 2020 and to launch the CTLM® 3.0 after testing and meeting all regulatory requirements.

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

Several CTLM®’s were retrofitted with laser diodes tuned to specific wavelengths of light which matched the compounds. Optical filters limited the spectral responses to selected wavelengths. Experiments were conducted by placing fluorescent compounds inside a breast equivalent phantom and scanning it with CTLM®. To our knowledge we were the first with the ability to excite a fluorescent compound, detect its location within the simulated breast, and create an image. On September 14, 1999, a patent was issued to IDSI titled “Laser Imaging Apparatus Using Biomedical Markers that Bind to Cancer Cells” as Patent No 5,952,664. This patent expired on January 16, 2018.

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

In July 2009, we announced the commencement of a breast cancer imaging study at the Charité, Medical University in Berlin, Germany. The study examined the potential role of the CTLM® as an enhanced breast cancer screening tool when used in combination with the fluorescent dye, Indocyanine Green (ICG). The study was conducted at the Campus Virchow-Klinikum and the principal investigator was radiologist Dr. Alexander Poellinger. Pending further investigation, technical refinement and funding, IDSI has postponed its efforts to research and develop fluorescence imaging techniques.

GOVERNMENT REGULATION AND APPROVALS

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

The FDA automatically classifies new technologies in Class III when limited safety information is available and no predicate device is available. It allows for multiple clinical studies to be pursued to gather the necessary data to obtain safety and clinical information to be used for future FDA submissions. At the time that we were developing the CTLM® system and considering our options for obtaining marketing clearance there was not enough data on laser based technologies nor were there approved other new medical devices dedicated to breast imaging other than the traditional x-ray technology. As a result, the FDA in an August 2011 letter recommended that we seek a PMA application, and we decided to proceed accordingly.

Progress toward submitting a PMA application during 2012-13 was significantly delayed and then eventually halted due to lack of funding, which required us to lay off key employees and terminate our clinical activities and prevented us from hiring the necessary FDA consultants required to assist in the process.

Following the Viable Acquisition, our new management conducted a detailed analysis of our pre-acquisition FDA approval process and formulated a new plan for obtaining the approval, backed by Viable’s commitment to provide the necessary funding. We hired a new specialized regulatory consulting firm and legal counsel with expertise in the FDA Approval process. We determined that, unfortunately, our pre-acquisition clinical data could not be used due to non-conformance with FDA requirements. Consequently, we decided to conduct new clinical studies in order to collect the patient data required for our new PMA application. In December 2015, we and our consultants met with the FDA examiners responsible for our approval process, and we presented our proposed approach for data collection, patient selection and data analysis. After receiving the FDA examiners’ input (critiques and suggestions), we began working on a revised PMA protocol and also re-evaluating our PMA strategy.

After our December 2015 informational meeting with the FDA, we drafted a revised clinical investigation plan (“CIP”) for purposes of the PMA process; however, we have not yet submitted the CIP to the FDA as we have been focusing since 2016 on our initial goal of obtaining CFDA marketing clearance and launching operations in China. We are awaiting more clinical data from China in order to formulate our PMA pathway and strategy. All of the data and trials we have assembled and conducted to date are for internal evaluation purposes and not for submission to the FDA. Once we have developed a clear PMA strategy in conjunction with our FDA consultants, all of our clinical trials going forward will be designed to meet the FDA’s requirements for the PMA process.

Based on our current CIP, the intended use of the CTLM® is an adjunct to mammography for breast cancer screening in asymptomatic women who have dense (heterogeneously or extremely) breasts per ACR categories. We may also pursue application of our technology in the neoadjuvant therapy areas. We will rely on our FDA consultants to determine estimated costs and milestones for the PMA process which will resume when we have adequate funding from operations and/or from Viable and its affiliates; however, there can be no assurance that we will secure this funding. There can be no assurance that we will be able to timely submit our PMA application or that, if submitted, we will ultimately receive approval of the application by the FDA. If we are unable to timely obtain marketing clearance for the CTLM® in the United States, our business and financial condition could be materially adversely affected.

We will be able to submit our PMA application only after successful completion and analysis of the relevant clinical trials, the plans for which have yet to be determined.

Submission of a PMA application is followed by a four-step review process consisting of:

●	Administrative and limited scientific review by FDA staff to determine completeness (acceptance and filing reviews);

●	In-depth scientific, regulatory, and quality system review by appropriate FDA personnel (substantive review);

●	Review and recommendation by the appropriate advisory committee (panel review); and

●	Final deliberations, documentation and notification of the FDA decision.

FDA regulations provide 180 days to review a PMA application and make a determination. In reality, the review time is normally longer. Before approving or denying a PMA application, the appropriate FDA advisory committee may review the application at a public meeting and provide the FDA with the committee’s recommendation on whether the FDA should approve the submission. After the FDA notifies the applicant that the application has been approved or denied, a notice is published on the Internet (1) announcing the data on which the decision is based, and (2) providing interested persons an opportunity to petition the FDA within 30 days for reconsideration of the decision.

The third-party manufacturers upon which we will depend to manufacture our products are required to adhere to applicable FDA regulations regarding quality systems regulations commonly referred to as QSRs, which include testing, control and documentation requirements. Failure to comply with applicable regulatory requirements, including marketing and promoting products for unapproved use, could result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or approval for devices, withdrawal of approvals and criminal prosecution. Changes in existing regulations or adoption of new government regulations or policies could prevent or delay regulatory approval of our products. Material changes to medical devices also are subject to FDA review and clearance or approval.

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

International Regulatory Overview

IDSI has upgraded its quality system for manufacturing from ISO 13485:2003 to ISO 13485:2016 in June 2018 by successfully passing our certification audit conducted by Underwriters Laboratory (“UL”). Our quality management certificate was renewed through July 26, 2022. We also obtained a TUV Certificate for the CTLM® in November 2017

Europe

Based on our initial UL certification, in 2001 we obtained the CE Mark, which is required for us to sell the CTLM® in the European Union (“EU”). Even though our CE Mark is effective through July 2021, we have decided not to renew it for this year and to consider reapplying in 2 to 3 years to avoid substantial regulatory fees. We will maintain our ISO 13485:2016 certification which will allow us to pursue FDA marketing clearance and the CE Mark in the future.

China

We received CTLM® CFDA approval effective November 16, 2018 to November 15, 2023 as disclosed in our Form 8-K report filed on December 11, 2018.

Australia, Brazil, Canada, Japan and the United States

IDSI is currently upgrading its QMS to meet the requirements of the Medical Device Single Audit Program (MDSAP) in 2019 which will satisfy the audit and QMS requirements for these countries. This sets the stage for IDSI to register the CTLM® in each of these countries so that it can eventually be marketed, subject to satisfaction of other relevant regulations in each country.

DOMESTIC SALES AND MARKETING

The CTLM® will be positioned as an adjunct to x-ray mammography and may be especially useful in studies of dense breasts. Consequently, CTLM® will be marketed to centers performing x-ray mammography. There are approximately 8,600 Mammography Quality Standards Act (MQSA) centers certified in the United States. Marketing and sales in the U.S. cannot occur unless and until we receive pre-market approval from the FDA. IDSI will begin marketing to the centers following FDA approval.

Since Diffuse Optical Tomography for laser breast imaging is a new imaging modality the rate at which the CTLM® achieves market acceptance and penetration will depend on many variables. These include, but are not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy, and cost-effectiveness of the CTLM®, and the advantage of the CTLM® when used as an adjunct to existing technology and cancer detection methods.

The medical community and U.S. government have recognized the need to address health concerns for women with dense breasts. As per https://densebreast-info.org/ 38 states and the District of Columbia have enacted mandatory breast density legislation. These laws require physicians to inform women who have undergone mammography regarding and about their breast density or about dense breast in general. Why the worry? Because

1. BREAST DENSITY CAN OBSCURE CANCERS. Breast density increases the likelihood that cancer will be missed by mammography; as breast density increases, mammographic sensitivity decreases.

2. BREAST DENSITY IS AN INDEPENDENT RISK FACTOR FOR THE DEVELOPMENT OF BREAST CANCER. Women with the densest breasts are 4 to 6-fold more likely to develop breast cancer than women with the least dense breasts.

3. IDENTIFY THE HIGH-RISK PATIENT WHO NEEDS INCREASED SURVEILLANCE. Annual supplemental MRI screening is recommended in high-risk women beginning at age 25.

4. UNDERSTAND SCREENING OPTIONS FOR WOMEN WITH DENSE BREASTS. If a woman has dense breasts, should she consider supplemental screening beyond mammography alone?

5. THERE ARE RISKS OF FALSE POSITIVES WITH ANY SCREENING STRATEGY. Tomosynthesis (3D mammography) can reduce false positives and improve cancer detection, but is it available for your patients, and is it warranted?

If the classification of dense breasts is made for a patient, then she may want to discuss other screening options shown by guiding flow charts. These laws were put in place to help women get the necessary information to decide on further action if they were notified that they have dense breast tissue. In conjunction with these laws, the 114th U.S. Congress has introduced a National Standard for Density Reporting. According to the American College of Radiology approximately 50% of women are considered to have dense breasts. Failure of our products to gain market acceptance would have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance that physicians or the medical community in general will accept and/or utilize the CTLM®.

In order to effectively market any products we may develop, we will have to develop a marketing and distribution channel with technical expertise and distribution capability. There can be no assurance that we will be able to establish sales and distribution capabilities or that we will be successful in gaining market acceptance for the CTLM® or any other products we may develop.

INTERNATIONAL SALES AND MARKETING

The only regulatory clearance we have now is CFDA marketing clearance in China, and we rely on our affiliate Xi’an IDI for all sales and marketing efforts in China. If and when we renew our CE Mark and obtain regulatory marketing clearances in other foreign countries, we plan to rely on strategic relationships with key international distributors for sales and service of the CTLM®. Financial and logistical considerations make a direct sales model unfeasible. Costs associated with maintaining direct relationships with specific contacts and customers, hiring appropriately trained sales, marketing and service personnel or ensuring compliance with local product registration requirements all lead us to utilize a distributor sales model.

Sales of CTLM® systems outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. The laws of certain European and Asian countries permit us to market the CTLM® in those countries before marketing would be permitted in the United States. As a result, we sold 26 CTLM® systems before the Viable Acquisition. In order to export the CTLM® to other countries we must obtain and maintain the FDA Certificate of Exportability for the CTLM®. This certificate is required for the export of Class III medical devices which have not received U.S. marketing clearance. The Certificate of Exportability must be renewed every two years. IDSI current certificate is valid through August 20, 2020.

Prior to the Viable Acquisition, IDSI had obtained China marketing clearance through SFDA approval no. 20043241646 in August 2004. This approval expired in August 2008. We obtained a second SFDA approval no. 20093242463 in October 2009. These approvals allowed limited government reimbursement for the CTLM®. Four CTLM® systems were sold to China Far East International Trading Corp. in 2004, and in 2007 a CTLM® was placed at Tianjin Cancer Hospital where a clinical study was conducted by Jin Qi, MD, who wrote a clinical paper at the conclusion of her study. The paper was published in the March-April 2013 issue of Clinical Imaging which can be found at www.clinicalimaging.org. We were forced to terminate our marketing efforts in China due to the loss of SFDA certification when SFDA changed from SFDA to CFDA in March 2013. Due to our lack of financial resources, IDSI was not able to pursue CFDA approval until after the Viable Acquisition.

Since the Viable Acquisition, we have decided to refocus on the Chinese market as it is by far the largest international market for the CTLM®, our management and Viable are very familiar with that market, and China’s more efficient regulatory procedures provide the opportunity to obtain marketing clearance well before U.S. marketing clearance is likely to be obtained.

In June 2017, we entered into a Technology Licensing Agreement (the “Xi’an Agreement”) with Xi’an IDI Laser Image Co. Ltd. (“Xi’an IDI”), of Xi’an, Shaanxi Province, China. Xi’an IDI is an affiliate of Viable. Pursuant to the Xi’an Agreement, Xi’an IDI has the exclusive right to manufacture the CTLM® in China and sell the CTLM® in China, Hong Kong, Macau and Taiwan. Xi’an IDI must pay to IDSI on a quarterly basis a royalty of 25% of the gross revenues from the sale of the CTLM® and related parts and accessories. We expect to sell the CTLM® in China for a price of approximately $300,000.

The Company received CTLM® CFDA approval effective November 16, 2018 to November 15, 2023 as disclosed in the Company’s 8-K filing on December 11, 2018. However, there can be no assurance that we will obtain FDA marketing or other new international marketing clearances, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably.

We have previously obtained the CE Mark and were permitted to sell the CTLM® in the 28 countries that are members of the European Union (EU); however, our lack of FDA marketing clearance is a practical impediment to our marketing the CTLM® in the EU and certain other countries as un-approved U.S. medical devices are perceived as inferior in those countries. In analyzing the regulatory path forward, timeline, and costs associated with the level of effort required to upgrade the Company’s Quality Management System, we have decided not to renew our CE mark (required for sales in the European Union) for this year and to consider reapplying in 2 to 3 years to avoid substantial regulatory fees. We will maintain our ISO 13485:2016 certification which will allow us to pursue U.S. marketing clearance and the CE Mark in the future. We intend to defer marketing efforts in the EU until we believe we are close to receiving U.S. marketing clearance.

We will be subject to the substantial risks associated with international sales, including economic and political instability, shipping delays, fluctuation of foreign currency exchange rates, foreign regulatory requirements and various tariffs and trade restrictions, all of which could have a significant impact on our ability to deliver products on a timely basis. Future imposition of, or significant increases in the level of tariffs, export quotas or other trade restrictions could have a material adverse effect on our business, financial condition and results of operations. The regulation of medical devices continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on us.

THIRD-PARTY REIMBURSEMENT; HEALTH CARE REFORM

In the United States, suppliers of health care products and services are greatly affected by Medicare, Medicaid, and the Affordable Care Act (“ACA” or the “Act”), as well as by private insurance reimbursement programs. Third-party payers (Medicare, Medicaid, private health insurance companies and other organizations) may affect the pricing or relative attractiveness of our products by regulating the level of reimbursement provided by such payers to the physicians and clinics utilizing the CTLM® or by refusing reimbursement. There can be no assurance that third-party payers will provide reimbursement for use of our products. In international markets, reimbursement by private third-party medical insurance providers, including governmental insurers and independent providers, varies from country to country. In certain countries, our ability to achieve significant market penetration may depend upon the availability of third-party governmental reimbursement.

The U.S. President and Congress have enacted a comprehensive reform of the U.S. healthcare system through the passage of the ACA, most of whose provisions took effect in 2013-14. The ultimate effect of this new Act to reform health care is uncertain, and there can be no assurance that the changes made to the U.S. healthcare system will not materially adversely affect us. Some of the provisions in the Act may limit and further reduce and control spending on healthcare products and services, limit coverage for new technology and limit or control the price health care providers and drug and device manufacturers may charge for their services and products, respectively. These reforms could cause U.S. healthcare providers to limit use of or not use the CTLM® systems, in which case we would be materially adversely affected.

PRODUCT LIABILITY

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of cancer detection products. While the CTLM® is being developed as an adjunct to other diagnostic techniques, there can be no assurance that we will not be subjected to substantial claims and potential liability. Before the Viable Acquisition we carried $3,000,000 in product liability insurance to cover both clinical sites and sales. As part of our cost savings initiatives, we cancelled the policy as we had not had any adverse experiences after conducting more than 25,000 patient scans worldwide; however, if an end user such as a hospital or imaging center requires us to provide specific product liability insurance, we intend to ensure that our insurance meets any reasonable requirements.

COMPETITION

The medical device industry generally, and the diagnostic imaging segments in particular, are characterized by rapidly evolving technology and intense competition. The IDSI approach of employing continuous wave laser optical technology in a CT-like device to produce 3D images for breast cancer detection is unique, and the concept of imaging angiogenesis in the breast to differentiate between benign and malignant tissue is well accepted.

Although the CTLM® system is a CT-like scanner, its energy source for imaging is a laser beam and not ionizing radiation such as is found in conventional x-ray mammography or CT scanners. The advantage of imaging without ionizing radiation may be significant in our markets. X-ray mammography is a well-established method of imaging the structures within the breast. Ultrasound is often used as an adjunct to help differentiate tumors and cysts. The CTLM® is being marketed as an adjunct to mammography and will not compete directly with X-ray mammography. CTLM® is, however, a method of molecular functional imaging, which can visualize the process of angiogenesis which may be used to distinguish between benign and malignant tissue. Unlike X-ray or ultrasound, optical molecular imaging is a revolutionary functional imaging modality. In this respect, CTLM® may compete with magnetic resonance imaging (MRI) in breast imaging because both CTLM® and MRI have the capacity to visualize function at the molecular level.

To our knowledge, several companies have targeted the breast optical imaging market. Advanced Research Technologies, Inc. (ART) (TSX:ARA) developed a non-3D imager which does not utilize our proprietary continuous wave technology and in which the breast must be immersed in a gel to be scanned. As far as we know, ART has not received a PMA and no information on the company or its product, SoftScan, is available since 2008. On February 18, 2013, ART Advanced Research Technologies Inc. filed an assignment and KPMG Inc. was appointed as trustee of the estate of the bankrupt by the official receiver, subject to affirmation by the creditors of the trustee’s appointment or substitution of another trustee by the creditors.

We expect, as patents on devices using lasers as an energy source for optical imaging expire, to see medical device companies take an interest in laser imaging. IDSI has been a pioneer in Diffuse Optical Tomography and has sold CTLM® systems for commercial purposes.

Several medical imaging companies such as Seno Medical Instruments are developing devices that are multi-modality combining ultrasound with laser and could be viewed as competitive, however, we are unaware of the launch of any such devices.

We believe that we will face strong competition in the coming years. Nonetheless, since new technologies and devices generally require substantial time for development and market acceptance, we believe that we have a significant advantage due to our CFDA approval and launch of sales of our CTLM® in the Chinese market. In order to maintain our competitive advantages, we plan to increase our research and development efforts in order to enhance our existing device and potentially develop new devices. We believe that ongoing innovation is a key to our success.

PATENTS AND INTELLECTUAL PROPERTY

The rapid technological advancements that characterize the medical device industry have led us to rely on a combination of patents, trade secrets, copyrights, trademarks, and confidentiality procedures and processes to protect our CTLM® and other technologies that we have developed. Due to the rising maintenance costs and limited usefulness of patents, we have shifted our policy for protection of our intellectual property to focus principally on trade secrets and confidential procedures and processes; however, we intend to file for new patents in circumstances where we believe the additional protection is cost-effective. We believe that this approach will adequately protect our intellectual property and competitive position in China and our other main potential markets; however, there can be no assurance that we will be successful in our efforts to protect our intellectual property.

Patent Licensing Agreement

IDSI was formed in December 1993 for the sole purpose of developing and commercializing Mr. Richard Grable’s invention, a CT laser breast-imaging device (the “Mammoscan™”). In June 1998, IDSI signed an exclusive patent license agreement with Richard Grable, which covered his patent for some of the CTLM® technology. The term of the license was for the life of the patent (17 years) and any renewals of the patent, subject to termination under specific conditions. The patent license agreement expired in June 2015, when the underlying patent expired. No royalties were paid under the agreement because royalties were payable only following FDA marketing clearance, which did not occur before expiration and still has not occurred.

Intellectual Property

We hold the following patents:

U.S. Patents

Patent #	For	Case #	Patent #	Patent Date	Exp. Date
1	Optical Computed Tomography Scanner for Small Laboratory Animals.	7325	7,155,274	12/26/2006	11/21/2023
2	Optical Computed Tomography Scanner for Small Laboratory Animals.	7325-1	7,212,848	5/1/2007	5/25/2024
3	Laser Imaging Apparatus With Variable Patient Positioning.	7489	8,027,711	9/27/2011	11/21/2023
4	Multiple wavelength simultaneous data acquisition device for breast imaging.	6997	6571116	5/9/2001	5/9/2021
5	Method for improving the accuracy if data obtained in a laser imaging apparatus.	7205	6681130	3/14/2002	3/14/2022

International Patents

Patent #	For	Case #	Country/ Region	Patent #	Patent Date	Exp. Date
1	Multiple Wavelength Simultaneous Data Acquisition Device For Breast Imaging	6997-CN	China	ZL01809326.4	11/30/2005	11/11/2022

We intend to file for patents where we believe the cost of obtaining a patent is economically reasonable in relation to the expected protection obtained. In particular, we intend to seek patents covering the key technology underlying the CTLM® 3.0. There can be no assurances that any patent that we apply for will be issued, or that any patents issued will protect our technology. If the patents we license or obtain are infringed upon, or if we are required to defend any patent infringement cases brought against us that will require substantial capital, the expenditure of which we might not be able to afford, we could be materially adversely affected.

Except as to the CTLM® 3.0, we do not believe that we need additional patents in order to adequately protect our existing intellectual property in China, the United States and other key potential markets for the CTLM®; however, we will continually evaluate this position in light of changing circumstances.

MANUFACTURING

We intend to have the CTLM® manufactured by medical device contract manufacturers; however, we may develop the capability for limited manufacturing at our headquarters facility if the circumstances so warrant. Strategically, IDSI has developed certain in-house capabilities to protect trade secrets. Our ability to utilize contract manufacturers to manufacture our products on a timely and cost-competitive basis may be compromised due to high medical standards and FDA manufacturing requirements applicable to our product. We may be hindered by the lack of options for additional or replacement parts for product specific components or materials. In the event that we are unable to obtain sufficient raw materials or components on financially reasonable terms or in a timely manner, we may be faced with material adverse effects on our business, financial condition and results of operations.

In June 2017, we entered into a licensing agreement with Xi’an IDI to manufacture and sell the CTLM® and related parts and accessories in China, Hong Kong, Macau, and Taiwan. While manufacturing capacity has been shifted to Xi’an IDI, we have identified Sparton Corp., Strongsville, Ohio (NYSE:SPA) as a potential contract manufacturer to manufacture the CTLM® and certain components in the U.S.

EMPLOYEES

Currently, we have 4 full-time employees, not including our CFO, who has been retained as a consultant. Two of our employees are employed in the areas of scientific, clinical and product research and development. Our ability to develop our products and provide our services is dependent upon our recruiting, hiring and retaining qualified technical personnel. To date, we have been able to recruit and retain sufficient qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Item 1A. Risk Factors

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Our business and results of operations are subject to numerous risks, uncertainties and other factors, some of which are described below. The risks, uncertainties and other factors described below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations.

Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition or results of operations and could cause the trading price of our common stock to decline substantially.

Risks related to our financial condition

We have a history of losses and we expect to incur additional losses.

We are a late stage development stage company with a limited history of operations, and we do not expect sufficient revenues to support our operations for at least the next 12 months. Since our inception in December 1993, we have been engaged principally in the development of the CTLM®, which has not received marketing clearance for sale in the United States. While we have obtained FDA export approval for foreign sales, we have made only 26 foreign sales. Consequently, we have limited experience in manufacturing, marketing, and selling our products. Since we have decided not to renew our CE Mark for now and are not pursuing FDA marketing clearance at this time, we do not expect to receive revenues from sales of the CTLM® systems in the EU or in the US for the foreseeable future. We currently have no source of material operating revenues and have incurred substantial net operating losses since our inception. We do not expect to receive any sales revenues from China until the last quarter of 2019 or the first quarter of 2020.

To date, we have not been profitable, and our accumulated deficit was $133,060,161 at June 30, 2019 after discounts and dividends on preferred stock. These losses have resulted principally from costs associated with research and development, clinical trials and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve sufficient revenue to attain this objective.

We expect operating losses will continue for at least the next 12 months due to lack of substantial revenues and potential additional expenses associated with:

●	demonstration sites,

●	clinical collaboration sites,

●	FDA Pre-Market Approval (“PMA”) needed for marketing clearance,

●	anticipated commercialization of the CTLM®, and

●	other research and development programs.

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

We will require additional financing to continue our operations.

Our current cash position is not sufficient to meet our working capital needs for the next 12 months based on the pace of our planned activities. To continue operations, we will require additional funds to support our working capital requirements and any expansion or other activities. In the absence of such funding, we will need to significantly reduce our clinical trials and other planned activities or suspend operations.

Through June 30, 2019, we had a cumulative deficit of $133,060,161. Our currently estimated annual expenses are approximately $2 million. In the year following receipt of the PMA for our CTLM® from the FDA, we anticipate that we will need approximately $5 million of additional funding to fully complete all necessary stages in order to manufacture and market the CTLM® in the United States and foreign countries, including funds for:

●	research, engineering and development programs,

●	pre-clinical and clinical testing of the family of products,

●	regulatory processes,

●	inventory,

●	marketing programs, and

●	operating expenses (including general and administrative expenses).

Our future capital requirements depend on many factors, including the following:

●	the progress of our research and development projects,

●	the progress of pre-clinical and clinical testing on other proposed products,

●	the time and cost involved in obtaining regulatory approvals,

●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in our existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish, and

●	the development of commercialization activities and arrangements.

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

Risks related to our technologies

We depend on third-party licensing agreements for patents and software without which our operations may be curtailed.

We own five United States patents and one international patent related to optical tomography. We also have four non-exclusive licensing agreements for software providing image reconstruction, backup, encryption and DICOM from third-parties. If any of these agreements were terminated, our operations may be curtailed until alternative solutions were found.

Our business would lose its primary competitive advantage if we are unable to protect our proprietary technology, or if substantially the same technology is developed by others.

We rely primarily on a combination of trade secrets, patents, copyright and trademark laws, and confidentiality procedures to protect our technology. Our ability to compete effectively in the medical imaging products industry will depend on our success in protecting our proprietary technology in the United States, China and other major countries. There can be no assurances that any patent that we apply for in the future will be issued, or that any patents issued will not be challenged, invalidated, or circumvented, that we will have the financial resources to enforce them, or that the rights granted will provide any competitive advantage. We could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties, the expenditure of which we might not be able to afford. Although we have entered into confidentiality and invention agreements with our employees and consultants, there can be no assurance that these agreements will be honored or that we will be able to protect our rights to our non-patented trade secrets and know-how effectively. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. In addition, we may be required to obtain licenses to patents or other proprietary rights from third parties. If we do not obtain required licenses, we could encounter delays in product development or find that the development, manufacture, or sale of products requiring these licenses could be foreclosed. Additionally, we may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. There can be no assurance that we will have or be able to acquire exclusive rights to the inventions or technical information derived from such collaborations or that disputes will not arise with respect to rights in derivative or related research programs that we conducted in conjunction with these organizations.

Even though we have received CFDA approval to sell the CTLM® systems in China, no sales in China have occurred yet. Until sales of the CTLM® begin in China, our ability to generate revenues from operations will be very limited and those revenues will be insufficient to sustain operations. Many factors impact our ability to obtain FDA marketing clearance, and we may not obtain US regulatory approval at all.

The only current approval for commercial sale of the CTLM® by a medical device regulatory authority is the CFDA approval, which allows us to market and sell the CTLM® systems in China. We believe that receiving FDA marketing clearance is crucial for marketing of the CTLM® systems in the US, the EU and other countries. After the Viable Acquisition, we restarted the PMA process for the CTLM® in the United States and had an informational meeting with the FDA on December 7, 2015. However, the PMA process was put on hold until more data is obtained from pilot studies being conducted in China. If and when we restart the PMA process, pre-clinical and clinical trials of our products, and the manufacturing and marketing of our technologies, will be subject to extensive, costly and rigorous regulation by governmental authorities in the United States. The process of obtaining required regulatory approvals from the FDA and other regulatory authorities often takes many years, is expensive, and can vary significantly based on the type, complexity and novelty of the product candidates. Delays in obtaining United States, or other foreign approvals for CTLM® systems could result in substantial additional costs to us, and, therefore, could adversely affect our ability to continue operations. Even if regulatory approval is ultimately granted in any country, the approval may place limitations on the intended use of the CTLM®, and may restrict the way in which we are permitted to market the CTLM®.

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

Methods for the detection of cancer are subject to rapid technological innovation and there can be no assurance that technical changes will not render our proposed products obsolete. Although we believe that the CTLM® can be upgraded to maintain its state-of-the-art character, the development of new technologies or refinements of existing ones might make our existing system technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, our CTLM®. There can be no assurance that the development and commercial availability of new types of diagnostic medical equipment or technology will not have a material adverse effect on our business, financial condition, and results of operations. Although we are aware of no substantial technological changes pending in diffuse optical tomography, should a change occur, there can be no assurance that we will be able to acquire the new or improved technology which may be required to update the CTLM®.

Due to legal and factual uncertainties regarding the scope and protection afforded by patents and other proprietary rights, we may not have meaningful protection from competition.

Our long-term success will substantially depend upon our ability to protect our proprietary technologies from infringement, misappropriation, discovery, and duplication and upon our ability to avoid infringing the proprietary rights of others. As time moves forward, many patents on optical tomography will be expiring and be in the public domain. Our patent rights and the patent rights of biotechnology and medical device companies in general are highly uncertain and include complex legal and factual issues. These uncertainties also mean that any patents that we own or will obtain in the future could be subject to challenge, and, even if not challenged, they may not provide us with meaningful protection from competition. Due to our financial uncertainties, we may not possess the financial resources necessary to enforce our patents. Patents already issued to us or our pending applications may become subject to dispute, and any dispute could be resolved against us.

Also because of these legal and factual uncertainties, and because pending patent applications are held in secrecy for varying periods in the United States and other countries, even after reasonable investigation we may not know with certainty whether any products that we (or a licensee) may develop will infringe upon any patent or other intellectual property right of a third party. For example, we are aware of certain patents owned by third parties that such parties could attempt to use in the future in efforts to affect our freedom to practice some of the patents that we own or have applied for. Based upon the science and scope of these third-party patents, we believe that the patents that we own or have applied for do not infringe any such third-party patents; however, we cannot know for certain whether we could successfully defend our position, if challenged. We may incur substantial costs if we are required to defend our intellectual property in patent suits brought by third parties. These legal actions could seek damages and seek to enjoin testing, manufacturing and marketing of the accused product or process. In addition to potential liability for significant damages, we could be required to obtain a license to continue to manufacture or market the accused product or process.

Several of our patents are due to expire over the next few years.

We have one US patent and one international patent that are due to expire in May 2021. Another US patent is due to expire in March 2022. There is no guarantee that we will be able to extend the life of these patents or to obtain additional patents, licenses, or other instruments that can provide us with a comparable level of exclusivity to the intellectual property underlying the expiring patents. If we cannot extend the life of these patents or obtain suitable replacements, we may lose competitive advantage.

Risks related to marketing of our products and potential products

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

In the United States, suppliers of health care products and services are greatly affected by Medicare, Medicaid and other government insurance programs, such as the Affordable Care Act, as well as by private insurance reimbursement programs. Third-party payers (Medicare, Medicaid, private health insurance companies, and other organizations) may affect the pricing or relative attractiveness of our products by regulating the level of reimbursement provided by these payers to the physicians, clinics and imaging centers utilizing the CTLM® or any other products that we may develop, by refusing reimbursement. The level of reimbursement, if any, may impact the market acceptance and pricing of our products, including the CTLM®. Failure to obtain favorable rates of third-party reimbursement could discourage the purchase and use of the CTLM® as a diagnostic device.

In international markets, reimbursement by private third-party medical insurance providers, including governmental insurers and independent providers varies from country to country. In addition, such third-party medical insurance providers may require additional information or clinical data prior to providing reimbursement for a product or service. In some countries, our ability to achieve significant market penetration may depend upon the availability of third-party governmental reimbursement. Revenues and profitability of medical device companies may be affected by the continuing efforts of governmental and third-party payers to contain or reduce the cost of health care through various means.

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

To IDSI’s knowledge, no other company has a functioning diffuse optical tomographic imaging device in commercial service designed for use as an adjunct to mammography. CTLM® systems were used in clinical settings in Italy, Germany, Poland, the Peoples Republic of China, Hungary, Malaysia, and United Arab Emirates, Although not verified, end users have reported that approximately 25,000 breast exams have been performed on CTLM® systems. Methods for the detection of cancer are subject to rapid technological innovation and there can be no assurance that future technical changes will not render our CTLM® obsolete. There can be no assurance that the development of new types of diagnostic medical equipment or technology will not have a material adverse effect on our business, financial condition, and results of operations.

Risks related to our business and operations

We must comply with extensive governmental regulations and have no assurance of receiving critical regulatory approvals or clearances, the lack of which could cause us to cut back or cease operations.

A delay or inability to obtain any necessary regulatory clearances or approvals, especially in the US, for our products would prevent or hinder us from selling the CTLM® system in China and other countries.

In the United States the CTLM® is regulated as a medical device and is subject to the FDA’s requirements for marketing clearance.

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

The FDA automatically classifies new technologies in Class III when limited safety information is available and no predicate device is available. It allows for multiple clinical studies to be pursued to gather the necessary data to obtain safety and clinical information to be used for future FDA submissions. At the time that we were developing the CTLM® system and considering marketing clearance, there was not enough data on laser-based technologies nor were there approved other new medical devices dedicated to breast imaging other than the traditional x-ray technology. As a result, the FDA recommended that we seek PMA approval.

We depend upon suppliers with whom we have no contracts, which suppliers could cause production disruption if they terminated or changed their relationships with us.

We believe that there are a number of suppliers for most of the components and subassemblies required for the CTLM®; however, at this time components for our laser system are provided by one supplier. Although these components are provided by a limited number of other suppliers, we believe our laser supplier and their products are the most reliable. We have no agreement with our laser supplier and purchase the laser components on an as-needed basis. For certain services and components, we currently rely on single suppliers. If we encounter delays or difficulties with our third-party suppliers in producing, packaging, or distributing components of the CTLM® device, market introduction and subsequent sales would be adversely affected.

We have limited experience in sales, marketing and distribution, which could negatively impact our ability to enter into collaborative arrangements or other third-party relationships which are important to the successful development and commercialization of our products and potential profitability.

We have limited internal marketing and sales resources and personnel. In China, we must rely exclusively on Xi’an IDI’s ability to market and distribute the CTLM®. There can be no assurance that we will be able to establish sales and distribution capabilities or that we will be successful in gaining market acceptance for any products we may develop. There can be no assurance that we or Xi’an IDI will be able to recruit and retain skilled sales, marketing, service or support personnel, that agreements with distributors will be available on terms commercially reasonable to us, or at all, or that our marketing and sales efforts in the United States, China and/or elsewhere will be successful.

There can be no assurance that we or Xi’an IDI will be able to further develop our distribution network on acceptable terms, if at all, or that any of our proposed marketing schedules or plans can or will be met.

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

There may exist conflicts of interest on the part of our officers and directors.

Our directors and officers are or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. Our officers and directors are engaged in business activities outside of the Company. There exist potential conflicts of interest including, among other things, time, and effort as well as business combinations with other such entities.

We have a limited manufacturing history and must rely on contract manufacturers.

In the United States we will have to contract for the manufacture of the CTLM® and its components in volumes that will be necessary for us to achieve significant commercial sales in the event we begin substantial foreign sales outside of China and/or obtain regulatory approval to market our products in the United States. We have limited experience in the manufacture of the CTLM®. Should we elect to manufacture our products at our United States facility, our manufacturing facility would be subject to the full range of the FDA’s current quality system regulations. In China, we will rely exclusively on Xi’an IDI’s ability to manufacture the CTLM® efficiently and with the required quality. There can be no assurance that the manufacturing efforts by our contractors in China and/or the United State, or by us if we choose to manufacture directly, will be successful or cost-effective.

We do not know if we will be able to produce our products in commercial quantities.

We have little experience manufacturing products for large scale clinical testing or commercial purposes. We have only manufactured CTLM® systems on the small scale needed for testing, clinical trials, and a very limited number of approved foreign sales. We may encounter manufacturing and control problems as we attempt to scale up. We may not be able to achieve such scale-up in a timely manner or at a commercially reasonable cost, if at all. Our failure to solve any of these problems could delay or prevent commercialization of our products and could seriously impact the amount of our revenues and our results of operations.

We depend on third parties who may not be in compliance with the FDA’s quality system regulations which may delay the approval or decrease the sales of the CTLM®.

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

In June 2017, we entered into a Technology Licensing Agreement (the “Xi’an Agreement”) with Xi’an IDI Laser Image Co. Ltd. (“Xi’an IDI”), of Xi’an, Shaanxi Province, China. Xi’an IDI is an affiliate of Viable. Pursuant to the Xi’an Agreement, Xi’an IDI has the exclusive right to manufacture the CTLM® in China and sell the CTLM® in China, Hong Kong, Macau and Taiwan. Xi’an IDI must pay to IDSI on a quarterly basis a royalty of 25% of the gross revenues from the sale of the CTLM® and related parts and accessories. We recognize the potential market for the CTLM® in the European Union (EU), South America and the Middle East. However, we are initially focusing on those countries that can be serviced by Xi’an IDI. Marketing in the Middle East can be problematic as some of the countries in the Middle East are subject to economic sanctions and political instability. In this regard, IDSI is not marketing and will not market the CTLM® in countries that are subject to such sanctions, and IDSI has and will have no agreements, commercial arrangements, or other contacts with the government or entities controlled by the government in any such country for so long as the sanctions remain in place. Until we receive marketing clearance from the FDA to market the CTLM® in the United States, our revenues, if any, will be derived from sales by Xi’an IDI in China, Taiwan, Hong Kong and Macau and sales to international distributors. A significant portion of our revenues may be subject to the risks associated with international sales, including:

●	economic and political instability,

●	shipping delays,

●	fluctuation of foreign currency exchange rates,

●	restrictions on our ability to repatriate funds from foreign jurisdictions,

●	foreign regulatory requirements,

●	various tariffs and other trade restrictions, all of which could have a significant impact on our ability to deliver products on a timely and cost-effective basis, and

●	inability to collect outstanding receivables to the extent that irrevocable letters of credit are not used.

Significant increases in the level of customs duties, export quotas or other trade restrictions could have a material adverse effect on our business, financial condition and results of operations. The regulation of medical devices in foreign countries continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on us. In order to minimize the risk of doing business with distributors in countries which are having difficult financial times, our international distribution agreements may require payment via an irrevocable letter of credit drawn on a United States bank prior to shipment of the CTLM®.

Risks related to potential liabilities

We face significant product liability risks, which may have a negative effect on our financial condition.

The use of medical devices, whether in clinical trials or commercially, can result in product liability claims whether or not the devices and treatments are actually at fault for causing an injury. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a severe negative effect on our financial condition. Due to factors in the insurance market generally and our own experience, we may not be able to purchase sufficient product liability insurance at an affordable price. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

Improper disclosure of clinical data, personal data, and other confidential data could result in liability and harm our reputation.

As we continue to perform clinical studies, expand our sales, and improve our capabilities with initiatives like IDSI Cloud, we store and process increasingly large amounts of confidential data, including medical information and personally identifiable information. At the same time, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. This environment demands that we continuously improve our design and coordination of security controls across our business and geographies. Despite these efforts, it is possible our security controls over medical, personal, and other confidential data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of confidential information that we or our vendors store and manage. Improper disclosure of this information could harm our reputation, lead to legal exposure to customers, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

Risks related to the market for our common stock

Our common stock is considered “a penny stock” and may be difficult to sell.

The SEC adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. We expect the market price of our common stock to remain substantially less than $5.00 per share in the foreseeable future, and our stock therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since we expect our common stock to be quoted on the OTC Markets, investors may find it difficult to obtain accurate quotations of our common stock.

The price of our common stock may be affected by a limited trading volume, may fluctuate significantly and may not reflect the actual value of our business.

There may arise a limited public market for our common stock on the OTC Markets; however, there can be no assurance that an active trading market will materialize. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short time periods, if at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors, such as our sale of securities in connection with capital raising activities, could cause the price of our common stock to fluctuate substantially. Thus, the price at which shares of our common stock may trade from time to time may not reflect the actual value of our business or the actual value of our common stock.

From time to time, we may hire companies to assist us in pursuing investor relations strategies to generate increased volumes of investment in our common stock. Such activities may result, among other things, in causing the price of our common stock to increase on a short-term basis.

Risks related to ownership of our common stock

There is currently no trading for our common stock

Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred in the U.S. unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

The volatility of our stock price could adversely affect your investment in our common stock.

The price of our common stock fluctuated substantially after it began trading on the OTC Bulletin Board in September 1994. Furthermore, in September 2014 the registration of our common stock was revoked for failure to file annual and quarterly reports by the SEC under the Securities Exchange Act of 1934, and there has been no trading market for the common stock since then.

Even if a trading market for our stock is re-established, the market price of our shares, like that of the common stock of many other medical device companies, is likely to be highly volatile. Factors that may have an impact on the price of our common stock include:

●	the timing and results of our clinical trials or those of our competitors,

●	governmental regulation,

●	healthcare legislation,

●	geopolitical events,

●	equity or debt financing, and

●	developments in patent or other proprietary rights pertaining to our competitors or us, including litigation, fluctuations in our operating results, and market conditions for medical device company stocks and life science stocks in general.

We have not paid and do not currently intend to pay dividends, which may limit the current return you may receive on your investment in our common stock.

Since inception, we have not paid a dividend on our common stock and do not intend to pay dividends on our common stock in the foreseeable future.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We maintain our current principal office at 1291-B N.W. 65th Place, Fort Lauderdale, Florida 33309. Our telephone at this office is (954) 581-9800. On December 30, 2013, we signed a five-year lease commencing February 2014 and terminating on January 31, 2019 at the monthly rental rate of $6,000 plus sales tax (currently 5.7%, payable in equal installments in advance on the first day of each month for that month’s rental during the term of the lease. On the anniversary of the lease, the monthly rental amount will be increased by 3%. On October 31, 2018, we extended the lease for two years from February 1, 2019 to January 31, 2021. The monthly rental rate is $7,150 plus sales tax for the 1st year and $7,350 plus sales tax for the 2nd year. The facility is 13,275 square feet all of which is air conditioned. The facility is equipped with both ground level and raised trailer level loading docks and is adequate for our current manufacturing and warehouse requirements.

Item 3. Legal Proceedings

At this time, there are no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for IDSI’s common equity.

Holders Common Equity

IDSI has a single class of common equity: our common stock. The approximate number of holders of our common stock is 3,469 as of September 30, 2019.

Dividends in the Two Most Recent Fiscal Years

IDSI did not pay any dividend on its common equity in the two most recent fiscal years, nor did the Company have the financial ability to pay any dividend.

Securities Authorized for Issuance under Equity Compensation Plans

The table below summarizes the securities authorized for issuance under equity compensation plans as of September 30, 2019 (as adjusted for the Reverse Stock Split):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	13,447,658	$0.2	1,552,355
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Item 6. Selected Financial Data

Not Required

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed financial statements and other financial data included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions also include the valuations of certain financial instruments, stock-based compensation, deferred tax assets, the outcome of litigation and tax matters, and other matters that affect the statements of financial condition and related disclosures. Actual results could differ materially from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Inventory

Inventories, consisting principally of raw materials, work-in-process (including completed units under testing), finished goods and units placed on consignment, are carried at the lower of cost and net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Raw materials consist of purchased parts, components and supplies. Work-in-process includes completed units undergoing final inspection and testing. We periodically review the value of items in inventory and record write-downs or write-offs based on its assessment of slow moving or obsolete inventory. We maintain a reserve for obsolete inventory and generally makes inventory value adjustments against the reserve.

Stock-Based Compensation

We rely on the guidance provided by ASC 718, (“Share Based Payments”). ASC 718 requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, we analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the year ended June 30, 2019, the Board granted options to purchase 2,400,000 shares all with an exercise price of $.20 per share to six consultants. For the year ended June 30, 2018, the Board granted options to purchase 5,500,000 shares all with an exercise price of $.20 per share to five consultants. Those options are being expensed pursuant to ASC 718.

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

Results of Operations

In the continuing process of commercializing our operations and as part of our transition plan to exit from reporting as a development stage enterprise, we will use the current format of our management’s discussion and analysis of financial condition and results of operation (MD&A) to better disclose and discuss four main categories of expenses (general and administrative, salaries and wages, research and development, sales and marketing, and consulting).

Years Ended June 30, 2019 and June 30, 2018

SALES AND COST OF SALES

Revenues during the year ended June 30, 2019, were $161,781, representing an increase of $57,742 or 56% from $104,039 during the year ended June 30, 2018. The increase in revenues is primarily a result of an increase of $146,623 in sales to Xi’an IDI and a decrease of $83,506 in royalty income from a license agreement (the “LILA Agreement”) that had been signed in 2006, but as to which no revenues had been recognized since the payment of the initial license fee and parts order in 2006. In fiscal 2018, we contacted the assignee of the initial licensee to determine the amount of royalties owed. The royalty income represents amounts owed to the Company under the LILA Agreement for all sales through June 30, 2018. No royalty income was realized or recognized in fiscal 2019.

The Cost of Sales during the year ended June 30, 2019, was $72,176 representing an increase of $63,752 or 757% from $8,424 during the year ended June 30, 2018. The Company has booked a reserve for the inventory other than the inventory purchased recently and sold to Xi’an IDI. The reserve was booked due to the age of the inventory, lack of demand for parts and lack of sales. The increase in cost of sales is a result of new inventory purchases related to sales to Xi’an IDI.

GENERAL AND ADMINISTRATIVE

Our general and administrative expenses include travel/subsistence related to general and administrative activities, property and casualty insurance, professional fees associated with our corporate and securities attorneys and independent auditors, corporate governance expenses, stockholder expenses, utilities, maintenance, telephones, office supplies and sales and property taxes.

General and administrative expenses during the year ended June 30, 2019, were $502,665 representing an increase of $41,799 or 9% from $460,866 during the year ended June 30, 2018.

The general and administrative increase of $41,799 is due primarily to a an increase of $60,160 in legal fees related to relisting the Company.

We do not expect a material change in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

SALARIES AND WAGES

Our salaries and wages expenses include compensation, related benefits, payroll taxes and other payroll fees for all employees.

Salaries and wages expense during the year ended June 30, 2019, were $549,572 representing a decrease of $44,165 or 7% from $593,737 during the year ended June 30, 2018.

The decrease of $44,165 is primarily the result of the Company scaling back on its workforce in 2019 due to an ongoing effort to streamline operations.

RESEARCH AND DEVELOPMENT

We incur research and development expenses to develop significant enhancements to our sole product, the CTLM®. These expenses consist primarily of clinical costs, costs of materials and components to make product enhancements, new product research costs, and costs associated with servicing clinical collaboration sites.

Research and development expenses during the year ended June 30, 2019 were $74,026 representing an increase of $35,457 or 92% from $38,569 during the year ended June 30, 2018.

The research and development increase of $35,457 is due primarily to an increase of $35,211 in regulatory expenses.

After we begin to have revenues from sales of the CTLM® systems in China, we expect a significant increase in our research and development expenses and increased costs associated with conducting the clinical trials and preparing the FDA application for Pre-Market Approval and submitting it to the FDA.  We also expect our consulting expenses and professional fees to increase due to the costs associated with conducting the clinical trial and preparing the FDA application.

SALES AND MARKETING

Our sales and marketing expenses consist primarily of expenses associated with advertising and promotion, representative office expense, trade shows, conferences, promotional and training costs related to marketing the CTLM®, commissions, travel/subsistence, patent maintenance fees, consulting, certification expenses, and product liability insurance.

Sales and marketing expenses during the year ended June 30, 2019, were $1,323 representing a decrease of $8,677 or 87% from $10,000 during the year ended June 30, 2018. The decrease in the amount of sales and marketing expense is primarily due to not having any commissions expenses fiscal 2019 which resulted in a decrease of $10,000 from fiscal 2018.

We may expect a significant increase in our sales and marketing expenses in the future if we resume implementation of our global commercialization program.  Should that occur, we expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase due to this program.

CONSULTING EXPENSES

Our consulting expenses consists of all consulting fees paid as well as share-based compensation issued to our consultants. Our share-based compensation expense consists of vested stock options expensed under the Black-Scholes options pricing model.

Consulting expenses for the year ended June 30, 2019, were $606,153 representing an increase of $64,860 from $541,293 during the year ended June 30, 2018. During fiscal 2019, we recorded a stock option expense of $200,788 for options issued that were valued using the Black-Scholes model based on fair value of $.51 per share. There was also a decrease of $135,928 in other consulting fees.

AGGREGATE OPERATING EXPENSES

Total operating expenses (general and administrative, salaries and wages, research and development, sales and marketing, depreciation and amortization, and stock options) and cost of sales during the year ended June 30, 2019, were $1,813,702, representing an increase of $153,027 or 9% from $1,660,675 when compared to the operating expenses during the year ended June 30, 2018.  The overall increase in expenses was primarily a result of the Company being required to record stock options expense in fiscal 2019 as well as increases in purchases for inventory sold to Xi’an IDI pursuant to a new business strategy which includes a licensing agreement to shift manufacturing of the CTLM® for the China and Asian markets. These increased costs were partially offset by cost savings as a result of increased operating efficiency and reducing costs by outsourcing manufacturing.

Depreciation and amortization during the year ended June 30, 2019, were $7,787 representing no material increase or decrease to the amount of $7,786 during the year ended June 30, 2018.

Interest expense during the fiscal year ended June 30, 2019, was $35,795 representing a decrease of $104,627 or 75% from $140,422 during the year ended June 30, 2018. The decrease was because most of our outstanding debts had been settled as of June 30, 2018. Interest expense for fiscal 2019 is due to new loans incurred during the year.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $44,615 at June 30, 2019 and $271,540 at June 30, 2018.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to generate sales in China and obtain FDA marketing clearance, the expected costs of commercializing our initial product, the CTLM®, and the time required for homologations from certain countries.

Our inventory, which consists of raw materials, work in process (including completed units under testing), and finished goods totaled $437,247 at June 30, 2019 and $482,762 at June 30, 2018.  Raw materials used for research and development or other purposes are expensed and not included in inventory. The net inventory is $0 for fiscal 2019 and 2018 because the Company has booked a reserve for the entire value of the inventory due to lack of demand for parts and lack of sales.

Our property and equipment, net, totaled $19,391 at June 30, 2019 and $27,178 at June 30, 2018.  The overall decrease of $7,787 is due entirely to depreciation during fiscal 2019.

Our current liabilities, which consist of accounts payable, accrued payroll taxes and penalties, short term debt, and convertible debt, totaled $548,962 at June 30, 2019 and $383,775 at June 30, 2018. Accounts payable and accrued expenses totaled $34,943 at June 30, 2019 and $69,756 at June 30, 2018. Accrued payroll taxes and penalties totaled $314,019 at June 30, 2019 and $314,019 at June 30, 2018. Short term debt totaled $200,000 at June 30, 2019 and $0 at June 30, 2018. Current liabilities increased because the Company incurred new short term related-party debt during fiscal 2019 which had a balance of $200,000 as of June 30, 2019 while all short term debt existing prior to fiscal 2019 was settled by June 30, 2018.

Our temporary equity, which consists of Convertible Preferred Series L (including accrued dividends), totaled $379,914 at June 30, 2019 and $361,914 at June 30, 2018. The increase of $18,000 is due to dividends for 2019 that are being included in the total redemption value.

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

We have financed our operating and research and development activities through several private placement transactions.  During fiscal 2019, we raised a total of $1,010,000 through private placement transactions, all of which was received pursuant to stock subscription agreements. During fiscal 2018, we raised a total of $3,773,750 through stock subscription and debt conversion agreements. Of the $3,773,750, $1,500,000 was received pursuant to stock subscription agreements, while the remaining $2,273,750 was made up of debt and accounts payable settlements pursuant to debt conversion agreements.

Net cash used for operating and product development expenses, which include our purchase of additional materials to continue the manufacture of CTLM® Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law was $1,436,925 during fiscal 2019, compared to net cash used by operating activities and product development of the CTLM® and related software development of $1,965,004 during fiscal 2018.  At June 30, 2019, we had negative working capital of $473,116 compared to negative working capital of $393,943 at June 30, 2018. We do not expect to generate a positive internal cash flow for at least the next 12 months due to the time needed to ramp up our sales and marketing plan in China.

If and when we receive marketing clearance from the FDA, which cannot be assured, we believe that we will need funding in excess of $5 million above and beyond normal operating expenses over the following year to fully complete all necessary stages in order for us to market the CTLM® in the United States and foreign countries other than China. In China Xi’an IDI will be responsible for all expenses relating to the manufacture, marketing and sale of the CTLM®.  The $5 million will be used to purchase inventory, sub-contracted components, tooling and manufacturing templates and pay non-recurring engineering costs associated with preparation for full capacity manufacturing and assembly and marketing, advertising and promotion, training, ongoing regulatory expenses, and other costs associated with product launch.  We expect to use the proceeds of the sale of restricted common stock through private placements as our preferred choice to raise the additional funds required to continue operations. In the event that we are unable to raise funds through private placements, of common or preferred stock, or debt securities, or combinations thereof; we will be materially adversely affected and may have to cease operations. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

Item 7A. Quantitative and Qualitative disclosures about Market Risk

As of the date of this report, we believe that we do not have any material quantitative and qualitative market risks.

Item 8. Financial Statements and Supplementary Data

IMAGING DIAGNOSTIC SYSTEMS, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Imaging Diagnostic Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Imaging Diagnostic Systems, Inc. (the Company) as of June 30, 2019 and 2018, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-years period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and for the year ended June 30, 2018 the Company had a net loss of $1,659,662, had net cash used in operating activities of $1,436,925, and had negative working capital of $473,116. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017.

Coconut Creek, Florida
September 30, 2019

IMAGING DIAGNOSTIC SYSTEMS, INC.

Balance Sheets

	June 30, 2019	June 30, 2018

Assets
Current assets:
Cash	$44,615	$271,540
Accounts receivable, related party	7,700	34,853
Royalty receivable	-	21,753
Due from related party	11,965	850
Prepaid expenses	11,566	22,750

Total current assets	75,846	351,746

Property and equipment, net	19,391	27,178

Total assets	$95,237	$378,924

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$34,943	$69,756
Accrued payroll taxes and penalties	314,019	314,019
Short Term Debt, related party	200,000	-

Total current liabilities	548,962	383,775

Total liabilities	548,962	383,775

Commitment and Contingencies (Note 16)

Temporary equity
Convertible Preferred Series L	379,914	361,914

Total temporary equity	379,914	361,914

Stockholders’ (Deficit):

Preferred stock, no par, 2,000,000 authorized Convertible preferred stock, Series M, 600 designated 0 and 591 shares issued and outstanding at June 30, 2019 and June 30, 2018, respectively	-	7,589,173
Common stock, no par value, 500,000,000 authorized, 122,621,646 and 33,597,241 shares issued and outstanding at June 30, 2019 and June 30, 2018, respectively	124,972,797	118,052,797
Additional paid-in capital	7,256,170	7,055,382
Accumulated Deficit	(133,062,606)	(133,064,117)

Total stockholders’ (Deficit)	(833,639)	(366,765)

Total liabilities and stockholders’ (Deficit)	$95,237	$378,924

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Operations

	Year Ended	Year Ended
	June 30, 2019	June 30, 2018

Sales, related party	$161,781	$15,158
Royalty Revenue	-	83,506
Service revenue	-	5,375
Total Revenue	161,781	104,039

Cost of Sales	72,176	8,424

Gross Profit	89,605	95,615

Operating Expenses:
General and administrative	502,665	460,866
Salaries and wages	549,572	593,737
Research and development	74,026	38,569
Sales and marketing	1,323	10,000
Depreciation and amortization	7,787	7,786
Consulting expenses (including share-based compensation)	606,153	541,293

Total Operating Expenses	1,741,526	1,652,251

Operating Loss	(1,651,921)	(1,556,636)

Other Income (expense)

Interest income	111	5
Other Income	27,943	44,611
Interest expense	(35,795)	(140,422)
Total Other Income (Expense)	(7,741)	(95,806)
Net Loss	(1,659,662)	(1,652,442)

Preferred Stock Dividends	(18,000)	(550,958)
Net Loss Available to Common Stockholders	(1,677,662)	(2,203,400)

Net Loss per common share:
Basic and diluted	$(0.01)	$(0.09)
Weighted average number of common shares outstanding:
Basic and diluted	112,329,554	23,932,656

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Changes in Stockholders’ (Deficit)

For the years ended June 30, 2019 and 2018

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2017	594	$7,086,215	21,774,511	$114,249,047	$7,055,382	$(130,860,717)	$(2,470,073)

Conversion Viable Series M Cv Preferred to common stock	(3)	(30,000)	441,848	30,000	-	-	-

Cummulative Dividend on Series M CV Preferred	-	532,958	-	-	-	(532,958)	-

Cummulative Dividend on Series L CV Preferred	-	-	-	-	-	(18,000)	(18,000)

Shares issued for cash	-	-	11,380,882	3,773,750	-	-	3,773,750

Net loss	-	-	-	-	-	(1,652,442)	(1,652,442)

Balance at June 30, 2018	591	$7,589,173	33,597,241	$118,052,797	$7,055,382	$(133,064,117)	$(366,765)

Balance at June 30, 2018	591	$7,589,173	33,597,241	$118,052,797	$7,055,382	$(133,064,117)	$(366,765)

Conversion Viable Series M Cv Preferred to common stock	(591)	(5,910,000)	87,044,089	5,910,000	-	-	-

Adjustment to correct number of common shares	-	-	(74)	-	-	-	-

Cummulative Dividend on Series M CV Preferred Forefeited	-	(1,679,173)	-	-	-	1,679,173	-

Cummulative Dividend on Series L CV Preferred	-	-	-	-	-	(18,000)	(18,000)

Shares issued for cash	-	-	1,980,390	1,010,000	-	-	1,010,000

Stock options expense	-	-	-	-	200,788	-	200,788

Net loss	-	-	-	-	-	(1,659,662)	(1,659,662)

Balance at June 30, 2019	-	$-	122,621,646	$124,972,797	$7,256,170	$(133,062,606)	$(833,639)

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Cash Flows

	Year Ended	Year Ended
	June 30, 2019	June 30, 2018

Net loss	$(1,659,662)	$(1,652,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,787	7,786
Gain on settlement of accounts payable	-	(44,611)
Stock option expense	200,788	-
Changes in assets and liabilities and stockholders deficit:
(Increase) decrease in due from related party	27,153	(34,853)
(Increase) decrease in royalty receivable	21,753	(21,753)
(Increase) decrease in other receivables	(11,115)	(850)
(Increase) decrease in prepaid expenses	11,184	(1,152)
Increase (decrease) in accounts payable and accrued expenses	(34,813)	186,003
Increase (decrease) in accrued payroll taxes and penalties	-	(403,132)
Total adjustments	222,737	(312,562)

Net cash used in operating activities	(1,436,925)	(1,965,004)

Cash flows from financing activities:
Proceeds from loan payable, related party	600,000	720,000
(Repayment) of loan payable, related party	(400,000)	(182,500)
Proceeds from issuance of common stock	1,010,000	1,500,000

Net cash provided by financing activities	1,210,000	2,037,500

Net decrease in cash and cash equivalents	(226,925)	72,496

Cash and cash equivalents at beginning of period	271,540	199,044

Cash and cash equivalents at end of period	$44,615	$271,540

Supplemental Disclosure of cash flow information:
Cash paid during the year for interest	$35,795	$-

Non-cash investing and financing activities:
Common Stock issued on conversion of notes payable	$-	$2,063,750
Common Stock issued per settlement of accrued salaries	$-	$20,000
Common Stock issued per settlement of accounts payable	$-	$190,000

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2019 and 2018

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

(2) GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements are prepared assuming the Company will continue as a going concern. As of June 30, 2019, the Company had an accumulated deficit of $133,062,606, a stockholders’ deficit of $833,639, and a working capital deficiency of $473,116. For the year ended June 30, 2019, net loss totaled $1,659,662. The net cash used in operating activities for the year ended June 30, 2019 totaled $1,436,925. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company received CTLM® CFDA approval effective November 16, 2018 to November 15, 2023 as disclosed in the Company’s 8-K filing on December 11, 2018. However, there can be no assurance that we will obtain U.S. Food and Drug Administration (“FDA”) marketing or other new international marketing clearances, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably. If our majority shareholder Viable International Investments, LLC (“Viable”) fails to continue funding, the Company would be materially adversely affected and may have to cease operations due to a lack of funding. These matters affect the Company’s liquidity profile, and management’s plans in those regards are discussed in the paragraphs that follow.

In fiscal year 2020, we anticipate that losses from operations will continue until we begin to generate revenues through the sales of CTLM® systems in China. These losses will be primarily due to an anticipated increase in marketing, manufacturing and operational expenses associated with the international commercialization of the CTLM®, expenses associated with FDA approval processes, and the costs associated with advanced product development activities.

The Company’s next focus, after having obtained CFDA approval in China, is on obtaining marketing clearance of its CTLM® Breast Imaging System through the FDA. The premarket approval (“PMA”) process for U.S. marketing clearance is expected to take longer than the Chinese process and will resume after successful marketing and sales of CTLM® systems in China. Sales revenues in China are not expected until last quarter of 2019 or first quarter of 2020. No sales in other countries are expected in the near future and until after obtaining FDA marketing clearance.

In analyzing the regulatory path forward, timeline, and costs associated with the level of effort required to upgrade the Company’s Quality Management System, we have decided not to renew our CE mark (required for sales in the European Union) for this year and to consider reapplying in 2 to 3 years to avoid these regulatory fees. We will maintain our ISO 13485:2016 certification which will allow us to pursue FDA marketing clearance and the CE Mark in the future.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise additional capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) successfully develop, market, and sell its products. The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2020 and continue its development and commercialization efforts. However, there can be no assurance that IDSI will generate sufficient revenue to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2019 and 2018

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

(b) Revenue recognition

As of July 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The Company sells medical imaging products, parts, and services where permitted to independent distributors and in certain unrepresented territories directly to end-users. The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Any discounts, sales incentives or similar arrangements with the customer are estimated at time of sale and deducted from revenue. Sales taxes and other similar taxes are excluded from revenue

(c) Allowance for doubtful accounts

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

Our allowance for doubtful accounts was $-0- as of June 30, 2019 and June 30, 2018.

(d) Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company. There were no cash equivalents at June 30, 2019 and June 30, 2018.

(e) Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit of $250,000. At June 30, 2019 and June 30, 2018, the Company had $0 and $0 in excess of the federally insured limit, respectively.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2019 and 2018

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the years ended June 30, 2019 and June 30, 2018, the Company had the following 10 percent or greater concentrations of revenue with its customers:

	June 30, 2019	June 30, 2018

Xi’an IDI Laser Image	100%	15%
Trifoil Imaging	0%	80%
All other	0%	5%
Total	100%	100%

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

The Company had 7,717,136 and 4,811,610 options vested and as of June 30, 2019 and June 30, 2018, respectively and 5,730,522 and 6,825,180 options not yet vested as of June 30, 2019 and June 30, 2018, respectively.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2019 and 2018

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j) Stock-based compensation

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, an accounting standard update to improve non-employee share-based payment accounting. The accounting standard update more closely aligns the accounting for employee and non-employee share-based payments. The accounting standards update is effective as of the beginning of 2019 with early adoption permitted. We have elected to adopt this standard.

The Company has elected to use the Black-Scholes-Merton, or BSM, option-pricing model to estimate the fair value of its options and similar awards, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of outstanding and vested stock option awards. Compensation expense recognized in the statements of operations is based on awards ultimately expected to vest and reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the year ended June 30, 2019, the Board granted options to purchase 2,400,000 shares all with an exercise price of $.20 per share to six consultants. For the year ended June 30, 2018, the Board granted options to purchase 5,500,000 shares all with an exercise price of $.20 per share to five consultants. Stock options are being expensed pursuant to ASC 718.

The fair value concepts were not changed significantly in ASC 718; however, in adopting this Standard, companies were given the option to choose among alternative valuation models and amortization assumptions. We elected to continue to use the Black-Scholes option pricing model and expense the options as compensation over the requisite vesting period of the grant. We will reconsider use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. See (15) Stock Options.

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

The Company has determined that no impairment losses need to be recognized through the years ended June 30, 2019 and 2018.

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

Notes to Financial Statements

June 30, 2019 and 2018

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of the date these financials were available to be issued, tax years ended June 30, 2016-2019 are still potentially subject to audit by the taxing authorities.

(m) Warranty reserve

The Company warrants all products and parts supplied for a period of 12 months from the date of installation or 15 months from the date the products was/were shipped from IDSI, whichever occurs first. The table below reflects the warranty reserve established for the years ended June 30, 2019 and 2018. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Based on the Company’s experience, the warranty reserve was estimated based on the replacement cost of the laser and certain electronic parts. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The following warranty reserve balances are included in accounts payable and accrued expenses.

	June 30, 2019	June 30, 2018
Warranty reserve	$0	$6,411

(n) Impact of recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Beginning fiscal 2020, the Company is required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. The Company plans to elect the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The standard will have a material impact in our balance sheets, but will not have a material impact in our income statements. The amount of the operating lease right-of-use (“ROU”) asset and corresponding lease liability are both estimated to be $159,441.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2019 and 2018

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(o) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments. After a review of our accounts receivable, the Company has not recorded an allowance for doubtful accounts. The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At June 30, 2019 and 2018, the aggregate fair value of the Company’s debt obligations approximated its carrying value. The Company relies upon the guidance of ASC 820 (“Fair Value Measurements and Disclosures”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly, transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

Notes to Financial Statements

June 30, 2019 and 2018

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

Information about the Company’s net sales by reporting segment for years ended June 30, 2019 and 2018 is as follows:

	For the years ended
	June 30,	June 30,
	2019	2018

Sales-parts, related party	$161,781	$15,158
Royalty Revenue	-	83,506
Service revenue	-	5,375
Net sales	$161,781	$104,039

All sales-parts, related party are sales to a customer located in China while royalty and service revenues are based in the United States.

(5) DUE FROM RELATED PARTY

On March 22, 2018, the Board of Directors approved the execution of two agreements with Xi’an of China, an affiliated Company of IDSI. The agreements are a Know How Transfer Contract and a CTLM Know How Confidentiality Agreement. The contract, having a term of 20 years, stipulates that Xi’an will pay IDSI a know how transfer fee of 25% of revenue for CTLM product sales in their territory. The Company also sells inventory parts or acquires parts from third parties on behalf of Xi’an. For the years ended June 30, 2019 and 2018, such sales totaled $161,781 and $15,158, respectively. As of June 30, 2019 and 2018, the Company has receivables from related parties of $7,700 and $34,853, respectively as a result of sales of inventory parts or acquisition of parts from third parties on behalf of Xi’an. Xi’an and Viable have common ownership hence these transactions are considered related party transactions.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2019 and 2018

(6) ROYALTY RECEIVABLE

On June 16, 2006, the Company entered into a Royalty Agreement with Bioscan Inc. whereby the Company established a licensing relationship with Bioscan which granted Bioscan an exclusive sublicensable, royalty-bearing license to make, use, offer for sale, import and otherwise develop and commercialize products in its territory. Bioscan Inc. was subsequently purchased by TriFoil Imaging. During the year ended June 30, 2019, there was no royalty income; however, during the year ended June 30, 2018, the Company recorded $83,506 of royalty revenue. As of June 30, 2019 and 2018, the Company had a royalty receivable balance of $0 and $21,753, respectively.

(7) INVENTORIES

Inventories consisted of the following:

	June 30, 2019	June 30, 2018

Raw materials consisting of purchased parts, components and supplies	$369,747	$415,262
Work-in process including units undergoing final inspection and testing	52,500	52,500
Finished goods	15,000	15,000
Total Inventory	$437,247	$482,762
	(437,247)	(482,762)
Net Inventory	$-	$-

Due to the age of the inventory, lack of demand for parts and lack of sales the Company wrote off all inventory during the year ended June 30, 2017 and has booked a reserve for the entire value of its inventory as of June 30, 2019 and 2018. For the year ended June 30, 2019, reduction of inventory represents items that were sold from inventory held. In addition, the Company purchased approximately $72,000 of inventory parts which was recorded as cost of sales. The Company sold those parts to Xi’an (see note 5).

(8) PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	June 30, 2019	June 30, 2018	Useful life

Furniture and Fixtures	$261,011	$261,011	5 years
Computers and Equipment	370,704	370,704	5 years
Third Party Software	10,291	10,291	5 years
Clinical Equipment	15,000	15,000	5 years
Total Property & Equipment	$657,006	$657,006
Less: accumulated depreciation	(637,615)	(629,828)
Total Property & Equipment - Net	$19,391	$27,178

Depreciation expense for the years ended June 30, 2019 and 2018 was $7,787 and $7,786 respectively.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2019 and 2018

(9) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2019 and 2018, accounts payable and accrued expenses totaled $34,943 and $69,756 of which consists of accounts payable of $27,912 and $2,308, warranty reserve of $0 and $6,411, and other accrued expenses of $7,031 and $61,037, respectively. During the year ended June 30, 2018 the Company settled various accounts payable and accrued expenses with vendors or wrote-off old accounts payables due to the expiration of the statute of limitation resulting in write-offs of accounts payable and accrued expenses of $44,611. During the year ended June 30, 2018, the Company issued restricted common shares for settlement of $20,000 of accrued salaries and $190,000 of accounts payable.

(10) ACCRUED PAYROLL TAXES AND PENALTIES

As of June 30, 2019 and 2018, the Company owes the IRS $314,019 and $314,019, respectively. Accrued payroll taxes represent unfunded payroll taxes, interest and penalties commencing with the quarter ending March 31, 2010. As part of new management’s restructuring plan, the Company received funds from an accredited investor to be able to make a payment to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting penalty and interest abatement. The amount due at June 30, 2019 of $314,019 represents the interest and penalty. The Company has formally asked the IRS to abate all remaining interest and penalties of $314,019. The Company had a telephone conference on April 18, 2019 with the office of appeals and is waiting for further communications from the appeals officer.

(11) SHORT-TERM DEBT

The following table is a summary of the outstanding note balances as of June 30, 2019 and 2018.

Noteholder	Interest Rate	Maturity Date	June 30, 2019	June 30, 2018
Related Party Debt:
Erhfort, LLC	15%	11/08/19	$100,000	$-
Erhfort, LLC	15%	11/16/19	100,000	-
Total Related Party Debt			$200,000	$-

Erhfort, LLC owns common stock in the Company hence these debts are considered related party debt.

During the year ended June 30, 2019, the Company received loan proceeds of $500,000 from Erhfort, LLC and $100,000 from Qing Wang, both of which are related parties. All of the loans had an interest rate of 15% and interest was accrued and paid monthly. The loan to Qing Wang had been fully repaid during the year and $300,000 been repaid to Erhfort, LLC, leaving a balance of $200,000.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2019 and 2018

(12) INCOME TAXES

The Company has net operating loss carryforwards for federal income taxes of approximately $74,000,000 at June 30, 2019, the unused portions of which expire in years 2020 through 2038. The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes “ASC 740”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial losses and the tax basis of assets and liabilities for both the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 “IRC 382” places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership). The issuance of the Company’s Series M Preferred Stock on August 4, 2014 resulted in a change of control as defined under IRC 382. As of the change of control date, the taxpayer’s net operating loss carryforwards from prior years was $72,478,914 and the pro rata share of pre-change losses in the tax year ended June 30, 2015 was $109,691. This resulted in total pre-change losses of $72,588,605 subject to limitation under IRC Section 382. On the change date the values of the old loss corporation was $3,168,568 and the AFR was 3.05% resulting in an annual limitation amount of $96,641. The pro rata share of post-change net operating loss incurred in the tax year ended June 30, 2015 and the net operating loss incurred in tax years ended June 30, 2016 through 2019 are not subject to limitation. Post change losses not subject to limitation through June 30, 2019 are $7,846,232.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended June 30, 2019 and 2018:

	2019	2018

Statutory federal rate	(21.00)%	(28.06)%
State tax rate, net of federal effect	(4.345)%	(3.957)%
Change in valuation allowance	25.345%	32.017%
Effective Tax Rate	-%	-%

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the years ended June 30, 2019 and 2018 were as follows:

	2019	2018
Deferred tax assets:
Inventory Reserve	$110,820	$122,356
Federal and state net operating loss carry forward	2,380,526	2,027,697
Total deferred tax asset	2,491,346	2,150,053
Less Valuation Allowance	(2,491,346)	(2,150,053)
Net deferred Tax Asset	$-	$-

The Company has fully reserved the deferred tax asset due to management’s determination that it is highly unlikely that the Company will generate taxable income in the future and realize the tax benefits of the net operating loss carryforwards and due to the limitation of income that can be offset by net operating loss carry forwards in future periods under IRC section 382 because of change in control that occurred on August 4, 2014. The valuation allowance increased (decreased) $341,293 and $(484,891) for the years June 30, 2019 and 2018, respectively. Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%. The new bill reduced the blended tax rate for the Company from 38.575% to 25.345%. The change in blended tax rate reduced the 2018 net operating loss carry forward deferred tax assets by approximately $1,122,000. Net operating losses carryforward prior to the change will expire in 2037 and net operating losses after the change will have no expiration date subject to certain limitations.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2019 and 2018

(13) CONVERTIBLE PREFERRED STOCK

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of June 30, 2019:

Security	Date Issued	No. of Shares	Amount	Date of Conversion	No. of Shares Converted	Amount Converted	Balance 6/30/2019
Series M Cv Pfd	8/1/2014	250	$2,500,000	4/18/2017	6	$60,000
				11/21/2017	3	30,000
				8/7/2018	241	2,410,000
Series M Cv Pfd	8/31/2015	200	2,000,000	8/7/2018	200	2,000,000
Series M Cv Pfd	4/22/2016	150	1,500,000	8/7/2018	150	1,500,000
Total Series M Cv Pfd		600	$6,000,000		600	$6,000,000	$-0-
Dividends							-0-
				Total redemption value			$ 0-

Series L Cv Pfd	2/10/2010	35	$350,000	1/6/2011	15	$150,000	$200,000
Dividends							179,914
				Total redemption value			$379,914

Series L Convertible Preferred Stock

On March 31, 2010, a private investor converted a $350,000 short-term promissory note into 35 shares of Series L Convertible Preferred Stock. The original purchase price/stated value is $10,000 per share and dividends accrue at an annual rate of 9%. The preferred stock is convertible into 474 shares of common stock for each share of preferred stock. On January 6, 2011, the private investor converted 15 shares of Series L Convertible Preferred Stock representing a principal value of $150,000. After the conversion, the private investor held 20 shares representing a principal value of $200,000. The remaining principal value of $200,000 is presented on the balance sheet as temporary equity, as the holder has the option to redeem for cash at any time. At June 30, 2019 and 2018, the balance of cumulative dividends owed to the investor which is included in redemption value was $179,914 and $161,914, respectively. The total presented on the balance sheet as temporary equity is $379,914 as of June 30, 2019 and $361,914 as of June 30, 2018.

Series M Convertible Preferred Stock

The Company, during the fiscal year ending June 30, 2015, sold Series M Convertible Preferred Stock to Viable International Investments, LLC, a Florida limited liability company, (“Viable”). Each share of the Series M Preferred Stock was convertible into 147,283 shares of Common Stock. In the event of a liquidation, the holders of the Series M Preferred Stock would have been entitled to receive, prior to any distribution of assets to holders of Common Stock or other class of capital stock or other equity securities of the Corporation, $10,000 per share of Series M Preferred Stock held plus accrued but unpaid dividends. The holders of the Series M Preferred Stock would have had identical voting rights as any holder of Common Stock and would have voted together, not as separate classes. The original purchase price/stated value of each share of Series M Preferred Stock was $10,000 and Viable was be entitled to receive cumulative dividends at the fixed rate of 9% of the stated value per share per annum. The first tranche of the private placement sale of 250 shares of convertible preferred stock was made pursuant to a Securities Purchase Agreement (the “Agreement”) dated June 27, 2014 between the Company and Viable. The Agreement stipulated the payment of a $100,000 non-refundable deposit which was paid on June 27, 2014 and applied to the purchase price on the first closing date, August 4, 2014. At the first closing, $2,400,000 was paid by Viable to purchase 250 shares of convertible preferred stock which provided a 78.9% voting and economic interest in the Company’s capital stock representing a change in control of the Company. Because of delays in restructuring the Company and executing its business plan, Viable was unable to convert its Series M Convertible Preferred Stock into Common Stock according to its timeline. On June 1, 2016, Viable presented the Company with a waiver that permanently waived its rights under Section 3 – Redemption at Holder’s Option of the Certificate of Designations of the Series M Preferred Stock.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2019 and 2018

(13) CONVERTIBLE PREFERRED STOCK (Continued)

Therefore, the Company reclassified the Series M Preferred Shares to permanent equity from temporary equity on June 1, 2016.

Viable, at its option, deviated from the stipulated payment schedules and purchased 200 Series M shares for $2,000,000 on August 31, 2015, and 150 Series M shares for $1,500,000 on April 22, 2016, which completed all of the payments required pursuant to the Agreement. The Series M dividends were payable at the Company’s option in cash or common stock. Accordingly, after the reclassification of Series M from temporary equity to permeant equity the Company has continued to accrue the dividend as a charge to retained earnings and a credit to preferred stock Series M in permanent equity. Upon conversion of the remaining 591 Series M shares to common stock on August 7, 2018, the accrued dividends were forfeited and reversed to retained earnings as the Company does not have any further obligations for payment of such accrued dividends. At June 30, 2019 and 2018, the balance of cumulative dividends owed to the investor which is included in redemption value was $0 and $1,679,173, respectively.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2019 and 2018

(14) COMMON STOCK (Continued)

During the year ended June 30, 2019, the Company issued a total of 89,024,479 shares of its common stock.

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

In December 2018, the Company issued 294,117 shares of restricted common stock to non-affiliated accredited investors pursuant to Subscription Agreements for $150,000. The price per share was approximately $0.51 per share.

In January 2019, the Company issued 999,999 shares of restricted common stock to non-affiliated accredited investors pursuant to Subscription Agreements for $510,000. The price per share was approximately $0.51 per share.

In March 2019, the Company issued 588,235 shares of restricted common stock to non-affiliated accredited investors pursuant to Subscription Agreements for $300,000. The price per share was approximately $0.51 per share.

In May 2019, the Company issued 98,039 shares of restricted common stock to non-affiliated accredited investors pursuant to Subscription Agreements for $50,000. The price per share was approximately $0.51 per share.

During the year ended June 30, 2018, the Company issued a total of 11,822,730 shares of its common stock.

On November 21, 2017, Viable exercised its right to convert three shares of its Series M Convertible Preferred Stock valued at $30,000 into 441,848 shares of restricted common stock.

The Company issued shares pursuant to subscription agreement as follows:

On November 2017, the Company sold 588,235 shares of restricted common stock to a non-affiliated accredited investor pursuant to a Subscription Agreement for $300,000. The price per share was approximately $0.51 per share.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2019 and 2018

(14) COMMON STOCK (Continued)

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

On January 1, 2017, the Board granted options to purchase a total of 7,364,136 shares, all with an exercise price and fair value of $0.20 per share. Options were granted to nine employees to purchase 5,498,555 shares and to six consultants to purchase 1,865,581 shares. On January 1, 2018, the Board granted options to purchase 5,000,000 shares all with an exercise price and fair value of $0.20 per share to four consultants. On May 1, 2018, the Board granted options to purchase 500,000 shares all with an exercise price and fair value of $0.20 per share to an additional consultant. On January 1, 2019, the Board granted options to purchase 2,040,000 shares all with an exercise price of $.20 and fair value of $.51 per share to five consultants. On May 1, 2019, the Board granted options to purchase 360,000 shares all with an exercise price of $.20 and fair value of $.51 per share to one consultant.

In computing the impact of stock option grants, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility of a comparable company; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company cannot assess its forfeiture rate at this time. During the year ended June 30, 2019, the options issued above were valued using the Black-Scholes model based on fair value of $.51 per share. Options granted to consultants on January 1, 2019 were valued at $682,714, of which $170,678 is being expensed in fiscal 2019 while options granted to the consultant on May 1, 2019 were valued at $120,441, of which $30,110 is being expensed in fiscal 2019.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2019 and 2018

(15) STOCK OPTIONS (Continued)

	As of June 30, 2019	As of June 30, 2018
Expected volatility	24.00%	0.00%
Expected term	5 Years	3 Years
Risk-Free interest rate	2.49%	2.79% to 3.08%
Forfeiture rate	0.00%	0.00%
Expected dividend rate	0.00%	0.00%

The following table summarizes information about all of the stock options outstanding under the 2016 Plan at June 30, 2019 and 2018:

Employees/Consultants	Shares	Wtd. Avg.
Outstanding at June 30, 2017	6,627,720	$0.20
Granted	5,500,000	$0.20
Exercised	-	$-
Cancelled	(490,943)	$0.20
Outstanding at June 30, 2018	11,636,777	$0.20
Granted	2,400,000	$0.20
Exercised	-	$-
Cancelled	(589,132)	$0.20
Outstanding at June 30, 2019	13,447,645	$0.20

At June 30, 2019, the Company has issued options pursuant to six different stock option plans, the most recent being the 2016 Plan. The previous five plans through and including the 2012 Non-Statutory Plan have a remaining total of options vested and exercisable to purchase 13 shares at exercise prices from a high of $13,500 to a low of $350 per share. The tables below summarize information about these five plans:

Employees/Consultants	Shares	Wtd. Avg.
Outstanding at June 30, 2017	65	$12,070
Granted	-	$-
Exercised	-	$-
Cancelled	(52)	$14,770
Outstanding at June 30, 2018	13	$1,210

Granted	-	$-
Exercised	-	$-
Cancelled	(0.31)	$6,083
Outstanding at June 30, 2019	13	$976

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2019 and 2018

(15) STOCK OPTIONS (Continued)

Vested & Exercisable Stock Options	June 30, 2019	June 30, 2018
Employee 2016 Equity Plan	-	-
Director 2016 Equity Plan	-	-
Employee Other Plans	13	13
Directors and Consultants Other Plans	-	-
Total	13	13

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2019 and 2018

(16) COMMITMENTS AND CONTINGENCIES (Continued)

The Company leases a commercial building from Isco Properties, LLC for its offices and warehouse in Fort Lauderdale, FL. The term of the lease is five years beginning February 2014 with a monthly base rent beginning at $6,360 and increasing at a rate of 3% per year. The total rent commitment for the five years is $405,031, which has been fully satisfied as of June 30, 2019. Total rent expense for operating leases for offices and manufacturing facilities amounted to $90,293 and $84,554 for the years ended June 30, 2019 and 2018, respectively. On October 31, 2018, the Company extended the lease for two years from February 1, 2019 to January 31, 2021. The monthly base rent is $7,150 for the 1st year and $7,350 for the 2nd year. The rent commitment including sales tax for the two years is $184,092. Beginning fiscal 2020, the Company is required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. The Company plans to elect the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The standard will have a material impact in our balance sheets, but will not have a material impact in our income statements.

On January 8, 2019, the Company entered into an auto lease agreement. The term of the lease is 3 years beginning January 8, 2019 with a monthly lease payment of $1,204 due on the 7th day of each month. The total lease commitment including sales tax for the 3 years is $43,338.

(17) SUBSEQUENT EVENTS

On July 18, 2019, the Company received loan proceeds of $20,000 from JM One Holdings, LLC, a related party. The loan is for one year with interest rate of 15% payable at maturity.

On August 1, 2019, the Company received loan proceeds of $100,000 from Erhfort, LLC, a related party. The loan is for one year with interest rate of 15% per payable monthly.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

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

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

Item 10. Directors, Executive Officers and Corporate Governance

The names of our officers and directors, as well as certain information about them, are set forth below:

Name	Age	Position(s)	Held Since

Chunming Zhang	49	Chief Executive Officer, Director	2014

David Fong	63	Chief Financial Officer	2014

Guanliang (“Josh”) Wang	35	Vice President of Operations and Secretary	2017

Chunming Zhang has been a Director and Vice President of IDSI’s parent company, Sanya Wanbo (Viable) Investments, Ltd. Co. (“Viable China”), since December 2013. Ms. Zhang was selected to be the Company’s director and CEO due to her familiarity with IDSI’s parent company, her prior business development experience in medical technology and medical devices, and her executive-level experiences in business. She was the chief assistant and marketing manager for Dräger Medical GmbH’s China operations from 1992 to 1995. Dräger is a medical and safety technologies company headquartered in Lübeck, Germany. During that period, Ms. Zhang was responsible for the approval of policy and sales licenses of German machines imported to China, including customs approval of exhibition equipment. She also participated in the domestic large-scale hospital equipment procurement process, promotional and marketing activities, and the establishment of a joint venture factory in Shanghai. From 1995 to 2011, Ms. Zhang was the vice general manager of Beijing Shanqishi Investment Consulting Co., Ltd., where she was responsible for the planning of retirement communities and senior housing projects. She currently serves as a board member of Hannan Wanbo Co., Ltd., where she has been instrumental in developing several large commercial real estate projects, including one of the biggest retirement housing projects in Hainan. Ms. Zhang graduated from East China University of Science and Technology in 1992 with a degree in Foreign Trade.

David Fong is a Certified Public Accountant (CPA) and Personal Financial Specialist (PFS). Mr. Fong was selected to be the Company’s initial director and CFO due to his extensive experience in advising businesses on tax, accounting, finance, and business matters. He has been providing tax, accounting, and financial services in the United States since 1986, with particular focus on matters related to international tax and business. As part of his professional career, Mr. Fong has served as managing director and CFO of businesses in various industries. He is the principal owner of Fong & Associates, LLC and Fongtax, LLC in Orlando, Florida. Mr. Fong has a B.S. degree in Economics from Columbia University and a MBA degree from NYU.

Guanliang (“Josh”) Wang is currently Vice President of Operations and Secretary of the Company. He began his employment with the Company as a Technical Specialist in August 2014. In March 2017 he was appointed Vice President of Operations and Secretary of the corporation. From 2013 to 2014, Mr. Wang was employed as a part-time IT Specialist at Florida College of Integrative Medicine (“FCIM”) in Orlando, FL and also was employed as a part-time Real Estate Agent from 2010 to 2014 and self-employed as an IT Specialist from 2010 to 2013. From 2008 to 2009, he was a Process Engineer Supervisor at Cutrale Citrus Juices USA in the greater Orlando, FL area. Mr. Wang graduated in 2008 with a B.S.E.E. degree in Electrical Engineering from University of Central Florida.

Item 11. Executive Compensation

Table 6: Smaller Reporting Company Summary Compensation Table, Last 2 Completed Fiscal Years

Name and Positions	Year	Salary ($)	Bonus ($)	Stocks ($)	Options ($)	Other ($)	Total ($)

Chunming Zhang	FYE 06/30/18	-0-	-0-	-0-	-0-	-0-	-0-
CEO	FYE 06/30/19	-0-	-0-	-0-	-0-	-0-	-0-
David Fong	FYE 06/30/18	120,000	-0-	-0-	-0-	-0-	120,000
CFO	FYE 06/30/19	120,000	-0-	-0-	-0-	-0-	120,000
Guanliang Wang	FYE 06/30/18	70,000	-0-	-0-	-0-	-0-	70,000
Secretary	FYE 06/30/19	70,000	-0-	-0-	-0-	-0-	70,000

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal Year-End (all amounts adjusted for Reverse Stock Split)
	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date

Chunming Zhang	--	--	--	--	--
David Fong	625,952	208,650	--	$0.20	1/1/22
Guanliang Wang	405,028	135,009	--	$0.20	1/1/22

Smaller Reporting Companies Director Compensation Table, Last Completed Fiscal Year

IDSI had no non-officer directors in the last completed fiscal year and paid no compensation for service as a director.

Compensation Committee Interlocks and Insider Participation

IDSI has no compensation committee. IDSI’s sole director participated in deliberations concerning executive compensation in the last completed fiscal year. The information required by this item is contained under Items 10 and 13 herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of September 30, 2019, regarding the beneficial ownership of our common stock by (i) each person who beneficially owns more than 5% of our common stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock. As of September 30, 2019, we had 122,621,646 shares outstanding.

All share amounts in this table are adjusted for our 1 for 1000 reverse stock split effective July 27, 2018 (the “Reverse Stock Split”).

Name and Address of Beneficial Owner	Shares Owned		Percent of Class

Viable International Investments, LLC 1221 East Robinson Street Orlando, Florida 32801	87,104,691		71.04%

Hongbo Li Unit 21, No. 1 Building #288 Ning Xia Road Qingdao, Shandong, China	7,424,554		6.05%

Officers and Directors

Chunming Zhang[1]	0		0%

David Fong	875,952	[2]	.71%

Guanliang Wang	405,028	[3]	.33%

All Directors and Executive Officers as a group (3 persons)	1,280,980		1.04%

1 Viable is beneficially owned 72% by Lixin Yang, Chairman of Viable China, and 28% by Hoi Po Yeung (Paul Yeung), brother of Lixin Yang, through Invescope, LLC, a Florida limited liability company owned by Paul Yeung (“Invescope”). Chunming Zhang, our CEO, is the wife of Lixin Yang. She disclaims beneficial ownership of the shares held by Viable.

2 Includes 625,952 shares covered by currently exercisable stock options.

3 All of these shares are covered by currently exercisable stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Transactions

Viable International Investments, LLC, a Florida limited liability company (“Viable”), owns 71.04% of IDSI’s outstanding common stock. Viable is owned 72% by Viable China, which is beneficially owned by Lixin Wang, and 28% by Invescope, LLC, a Florida limited liability company beneficially owned by Paul Yang, the brother of Lixin Yang. Viable and its affiliates have been our main source of capital since the Viable Acquisition.

In June 2017, IDSI entered into a licensing agreement with Xi’an IDI which grants to Xi’an IDI the exclusive right to manufacture the CTLM® in China and market and sell the CTLM® in China, Taiwan, Hong Kong and Macau. Under this agreement, Xi’an IDI must pay to IDSI a royalty of 25% of its gross sales of CTLM® systems. Also, IDSI sells inventory parts to Xi’an IDI or acquires parts from third parties on behalf of Xi’an IDI. During the year ended June 30, 2019, IDSI made sales of $161,781 to Xi’an IDI pursuant to this agreement. A majority of the shares of Xi’an IDI are beneficially owned by Lixin Yang.

Since the Viable Acquisition in August 2014, Paul Yeung has provided consulting services to the Company through Erhfort, LLC, a Florida limited liability company (“Erhfort”) in exchange for a fee of $10,000 per month. In his consulting capacity, Mr. Yeung, who lives in Orlando, Florida, regularly reviews the Company’s operations and reports to IDSI’s CEO Chunming Zhang, who lives in China. From August 2014 through August 2015, Erhfort’s fees were paid by Viable. Since September 2015, Erhfort’s fees have been paid by IDSI. In April 2018, $90,000 in accrued consulting fees were paid by IDSI through issuance of 450,000 shares of common stock to Erhfort at $0.20 per share (after adjustment for the Reverse Stock Split).

We expect that our board will adopt a written policy for the review of related party transactions. For purposes of the policy, a related party transaction will include transactions in which (1) the amount involved in any consecutive 12-month period is more than the lesser of (i) $120,000 or (ii) one percent of IDSI’s average total assets at year-end in the prior two completed fiscal years, (2) IDSI is a participant, and (3) any related party has a direct or indirect material interest. The policy is expected to define a “related party” to include directors, nominees for director, executive officers, beneficial owners of more than 5% of IDSI’s outstanding common stock and their respective immediate family members. Pursuant to the policy, all related party transactions must be approved by IDSI’s board of directors or, in the event of an inadvertent failure to bring the transaction to the board, ratified by the board. In the event that a member of the board has an interest in a related party transaction, the transaction must be approved or ratified by the disinterested members of the board. In deciding whether to approve or ratify a related party transaction, the board will consider the following factors:

●	whether the terms of the transaction are (1) fair to IDSI and (2) at least as favorable to IDSI as would apply if the transaction did not involve a related party;

●	whether there are demonstrable business reasons for IDSI to enter into the transaction;

●	whether the transaction would impair the independence of an outside director under IDSI’s director independence standards; and

●	whether the transaction would present an improper conflict of interest for any director or executive officer, taking into account the size of the transaction, the overall financial position of the related party, the direct or indirect nature of the related party’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the committee deems relevant.

Independent Directors

IDSI currently has no independent director.

Item 14. Principal Accounting Fees and Services

For the Fiscal Years ended June 30, 2019 and 2018, we paid audit fees totaling $43,000 and $48,000 respectively.

	June 30,
	2019	2018
Fees for Annual Audits	$28,000	$38,000
Fees for Quarterly Reviews	15,000	10,000
Totals	$43,000	$48,000

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description
31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 30, 2019		Imaging Diagnostic Systems, Inc.

	By:	/s/ David Fong
David Fong
Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)