Form 10-Q
period 2019-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2019-11-13
CIK 790652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of November 13, 2019: 122,758,901 shares of common stock, no par value.

i

Item 1. Financial Statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Balance Sheets

	(unaudited)
	September 30, 2019	June 30, 2019
Assets
Current assets:
Cash	$40,009	$44,615
Accounts receivable, related party	7,700	7,700
Due from related party	11,965	11,965
Prepaid expenses	8,483	11,566

Total current assets	68,157	75,846

Property and equipment, net	17,444	19,391

Operating lease right-of-use assets	126,866	-

Total assets	$212,467	$95,237

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$139,904	$34,943
Accrued payroll taxes and penalties	314,019	314,019
Promissory notes, related party	320,000	200,000
Current portion of operating lease liabilities	108,438	-

Total current liabilities	882,361	548,962

Long-term liabilities
Operating lease liabilities	38,870	-

Total liabilities	921,231	548,962

Commitment and Contingencies (Note 16)

Temporary equity
Convertible Preferred Series L	384,451	379,914

Total temporary equity	384,451	379,914

Stockholders’ (Deficit):

Preferred stock, no par , 2,000,000 authorized Convertible preferred stock, Series M, 600 designated 0 shares issued and outstanding at September 30, 2019 and June 30, 2019	-	-
Common stock, no par value, 500,000,000 authorized, 122,621,646 and 122,621,646 shares issued and outstanding September 30, 2019 and June 30, 2019, respectively	132,228,967	132,228,967
Accumulated Deficit	(133,322,182)	(133,062,606)

Total stockholders’ (Deficit)	(1,093,215)	(833,639)

Total liabilities and stockholders’ (Deficit)	$212,467	$95,237

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Operations

(unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018

Sales, related party	$-	$137,787
Total Revenue	-	137,787

Cost of Sales	-	63,426

Gross Profit	-	74,361

Operating Expenses:
General and administrative	96,457	168,109
Salaries and wages	69,183	140,330
Research and development	17,144	33,156
Sales and marketing	178	507
Depreciation and amortization	1,947	1,949
Consulting expenses (including share-based compensation)	59,500	128,209

Total Operating Expenses	244,409	472,260

Operating Loss	(244,409)	(397,899)

Other Income (expense)

Interest income	6	15
Other Income	-	30
Interest expense	(10,636)	(3,288)
Total Other Income (Expense)	(10,630)	(3,243)
Net Loss	(255,039)	(401,142)

Preferred Stock Dividends	(4,537)	(4,537)
Net Loss Available to Common Stockholders	(259,576)	(405,679)

Net Loss per common share:
Basic and diluted	$-	$-
Weighted average number of common shares outstanding:
Basic and diluted	122,621,646	84,688,285

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Changes in Stockholders’ (Deficit)

For the three months ended September 30, 2019 and 2018

(unaudited)

	Preferred Stock		Common Stock
	Number of		Number of		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance at June 30, 2019	-	$-	122,621,646	$132,228,967	$(133,062,606)	$(833,639)

Cummulative Dividend on Series L CV Preferred	-	-	-	-	(4,537)	(4,537)

Net loss	-	-	-	-	(255,039)	(255,039)

Balance at September 30, 2019	-	$-	122,621,646	$132,228,967	$(133,322,182)	$(1,093,215)

Balance at June 30, 2018	591	$7,589,173	33,597,241	$125,108,179	$(133,064,117)	$(366,765)

Conversion Viable Series M Cv Preferred to common stock	(591)	(5,910,000)	87,044,089	5,910,000	-	-

Adjustment to correct number of common shares	-	-	(80)	-	-	-

Cummulative Dividend on Series M CV Preferred	-	(1,679,173	-	-	1,679,173	-

Cummulative Dividend on Series L CV Preferred	-	-	-	-	(4,537)	(4,537)

Net loss	-	-	-	-	(401,142)	(401,142)

Balance at September 30, 2018	-	$-	120,641,250	$131,018,179	$(131,790,623)	$(772,444)

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Cash Flows

(unaudited)

	Three months ended	Three months ended
	September 30, 2019	September 30, 2018

Net loss	$(255,039)	$(401,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,947	1,949
Operating lease right-of-use expense	20,442	-
Changes in assets and liabilities and stockholders deficit:
(Increase) decrease in due from related party	-	(118,092)
(Increase) decrease in royalty receivable	-	7,251
(Increase) decrease in other receivables	-	(11,115)
(Increase) decrease in prepaid expenses	3,083	1,963
Increase (decrease) in accounts payable and accrued expenses	104,961	66,137
Total adjustments	130,433	(51,907)

Net cash used in operating activities	(124,606)	(453,049)

Cash flows from financing activities:
Proceeds from promissory notes, related party	120,000	300,000

Net cash provided by financing activities	120,000	300,000

Net decrease in cash and cash equivalents	(4,606)	(153,049)

Cash and cash equivalents at beginning of period	44,615	271,540

Cash and cash equivalents at end of period	$40,009	$118,491

Supplemental Disclosure of cash flow information:
Cash paid for interest	$10,027	$2,918

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2019

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

The accompanying financial statements are prepared assuming the Company will continue as a going concern. As of September 30, 2019, the Company had an accumulated deficit of $133,322,182, a stockholders’ deficit of $1,093,215 and a working capital deficiency of $814,204. For the three months ended September 30, 2019, net loss totaled $255,039. The net cash used in operating activities for the three months ended September 30, 2019 totaled $124,606. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company received CTLM® CFDA approval effective November 16, 2018 to November 15, 2023 as disclosed in the Company’s 8-K filing on December 11, 2018. However, there can be no assurance that we will obtain U.S. Food and Drug Administration (“FDA”) marketing or other new international marketing clearances, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably. If our majority shareholder Viable International Investments, LLC (“Viable”) fails to continue funding, the Company would be materially adversely affected and may have to cease operations due to a lack of funding. These matters affect the Company’s liquidity profile, and management’s plans in those regards are discussed in the paragraphs that follow.

During fiscal year 2020, we anticipate that losses from operations will continue until we begin to generate revenues through the sales of CTLM® systems in China. These losses will be primarily due to an anticipated increase in marketing, manufacturing and operational expenses associated with the international commercialization of the CTLM®, expenses associated with FDA approval processes, and the costs associated with advanced product development activities.

The Company’s next focus, after having obtained CFDA approval in China, is on obtaining marketing clearance of its CTLM® Breast Imaging System through the FDA. The premarket approval (“PMA”) process for U.S. marketing clearance is expected to take longer than the Chinese process and will resume after successful marketing and sales of CTLM® systems in China. Sales revenues in China are not expected to begin until the second or third quarter of fiscal 2020. No sales in other countries are expected in the near future and until after obtaining FDA marketing clearance.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2019

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2019, contained in our General Form for Registration of Securities of Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on September 30, 2019. The results of operations for the three months ended September 30, 2019, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2020.

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

Our allowance for doubtful accounts was $-0- as of September 30, 2019 and June 30, 2019.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2019

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d) Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company. There were no cash equivalents at September 30, 2019 and June 30, 2019.

(e) Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit of $250,000. At September 30, 2019 and June 30, 2019, the Company had $0 in excess of the federally insured limit.

The Company did not have any revenue for the three months ended September 30, 2019. For the three months ended September 30, 2018, all of the revenues were from Xi’an IDI Laser Imaging Co. Ltd.

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

The Company had 7,717,136 and 7,717,136 options vested as of September 30, 2019 and June 30, 2019, respectively and 5,730,522 and 5,730,522 options not yet vested as of September 30, 2019 and June 30, 2019, respectively.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2019

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

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the three months ended September 30, 2019 and 2018, no stock options were granted to employees and consultants. Stock options are being expensed pursuant to ASC 718.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2019

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company has determined that no impairment losses need to be recognized through the three months ended September 30, 2019 and 2018.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2019

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m) Warranty reserve

The Company warrants all products and parts supplied for a period of 12 months from the date of installation or 15 months from the date the products was/were shipped from IDSI, whichever occurs first. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Based on the Company’s experience, the warranty reserve was estimated based on the replacement cost of the laser and certain electronic parts. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The Company had no warranty reserve balance as of September 30, 2019 or June 30, 2019.

(n) Impact of recently issued accounting pronouncements

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

(o) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments. After a review of our accounts receivable, the Company has not recorded an allowance for doubtful accounts. The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At September 30, 2019 and June 30, 2019, the aggregate fair value of the Company’s debt obligations approximated its carrying value. The Company relies upon the guidance of ASC 820 (“Fair Value Measurements and Disclosures”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly, transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2019

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

Information about the Company’s net sales by reporting segment for the three months ended September 30, 2019 and 2018 is as follows:

	For the three months ended
	September 30,	September 30,
	2019	2018
Sales-parts, related party	$-	$137,787
Net sales	$-	$137,787

All sales-parts, related party are sales to a customer located in China

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2019

(5)	DUE FROM RELATED PARTY

On March 22, 2018, the Board of Directors approved the execution of two agreements with Xi’an of China, an affiliated Company of IDSI. The agreements are a Know How Transfer Contract and a CTLM Know How Confidentiality Agreement. The contract, having a term of 20 years, stipulates that Xi’an will pay IDSI a know how transfer fee of 25% of revenue for CTLM product sales in their territory. The Company also sells inventory parts or acquires parts from third parties on behalf of Xi’an. For the three months ended September 30, 2019 and 2018, such sales totaled $0 and $137,787, respectively. As of September 30, 2019 and June 30, 2019, the Company has receivables from related parties of $7,700 and $7,700, respectively as a result of sales of inventory parts or acquisition of parts from third parties on behalf of Xi’an. Xi’an and Viable have common ownership hence these transactions are considered related party transactions.

(6)	ROYALTY RECEIVABLE

On June 16, 2006, the Company entered into a Royalty Agreement with Bioscan Inc. whereby the Company established a licensing relationship with Bioscan which granted Bioscan an exclusive sublicensable, royalty-bearing license to make, use, offer for sale, import and otherwise develop and commercialize products in its territory. Bioscan Inc. was subsequently purchased by TriFoil Imaging. During the three months ended September 30, 2019 and 2018, there was no royalty income. As of September 30, 2019 and June 30, 2019, the Company had a royalty receivable balance of $0 and $0, respectively.

(7)	INVENTORIES

Inventories consisted of the following:

	September 30, 2019	June 30, 2019

Raw materials consisting of purchased parts, components and supplies	$369,158	$369,747
Work-in process including units undergoing final inspection and testing	52,500	52,500
Finished goods	15,000	15,000
Total Inventory	$436,658	$437,247
Inventory Reserve	(436,658)	(437,247)
Net Inventory	$-	$-

Due to the age of the inventory, lack of demand for parts and lack of sales the Company wrote off all inventory during the year ended June 30, 2017 and has booked a reserve for the entire value of its inventory as of September 30, 2019 and June 30, 2019. For the three months ended September 30, 2019, reduction of inventory represents physical count adjustments.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2019

(8)	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	September 30, 2019	June 30, 2019	Useful life

Furniture and Fixtures	$261,011	$261,011	5 years
Computers and Equipment	370,704	370,704	5 years
Third Party Software	10,291	10,291	5 years
Clinical Equipment	15,000	15,000	5 years
Total Property & Equipment	$657,006	$657,006
Less: accumulated depreciation	(639,562)	(637,615)
Total Property & Equipment - Net	$17,444	$19,391

Depreciation expense for the three months ended September 30, 2019 and 2018 was $1,947 and $1,949 respectively.

(9)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2019 and June 30, 2019, accounts payable and accrued expenses totaled $139,904 and $34,943 of which consists of accounts payable of $127,133 and $27,912 and other accrued expenses of $12,771 and $7,031.

(10)	ACCRUED PAYROLL TAXES AND PENALTIES

As of September 30, 2019 and June 30, 2019, the Company owes the IRS $314,019 and $314,019, respectively. Accrued payroll taxes represent unfunded payroll taxes, interest and penalties commencing with the quarter ending March 31, 2010. As part of new management’s restructuring plan, the Company received funds from an accredited investor to be able to make a payment to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting penalty and interest abatement. The amount due at September 30, 2019 of $314,019 represents the interest and penalties. The Company has formally asked the IRS to abate all remaining interest and penalties of $314,019. The Company had a telephone conference on April 18, 2019 with the office of appeals and is waiting for further communications from the appeals officer.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2019

(11)	PROMISSORY NOTES – RLEATED PARTY

The following table is a summary of the outstanding note balances as of September 30, 2019 and June 30, 2019.

Noteholder	Interest Rate	Maturity Date	September 30, 2019	June 30, 2019
Related Party Notes:
Erhfort, LLC	15%	11/08/19	$100,000	$100,000
Erhfort, LLC	15%	11/16/19	100,000	100,000
JM One Holdings, LLC	15%	08/18/20	20,000	-
Erhfort, LLC	15%	02/01/20	100,000	-
Total Related Party Notes			$320,000	$200,000

Erhfort, LLC and JM One Holdings, LLC either owns common stock directly or indirectly in the Company hence these debts are considered related party debt.

During the three months ended September 30, 2019, the Company received loan proceeds of $100,000 from Erhfort, LLC and $20,000 from JM One Holdings, LLC, both of which are related parties. The loans from Erhfort have an interest rate of 15% and interest is being accrued and paid monthly. The loan from JM One Holdings, LLC will accrue interest monthly, but interest will not be paid until maturity.

(12)	LEASES

In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use (ROU) asset and lease liability in the balance sheet for all leases, including operating leases, with terms of more than twelve months. Recognition, measurement, and presentation of expenses and cash flows from a lease by a lessee have not significantly changed from previous guidance. The amendments also require qualitative disclosures along with specific quantitative disclosures. We adopted this guidance using the cumulative-effect adjustment method on July 1, 2019, meaning we did not restate prior periods. Current year financial information is presented under the guidance in topic 842, while prior year information will continue to be presented under Topic 840. Adoption of the standard resulted in the recognition of an operating ROU asset and lease liability of approximately $147,000.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2019

(12)	LEASES (Continued)

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain equipment leases, such as vehicles, we account for the lease and non-lease components as a single lease component. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

Our leases have remaining lease terms of 15 to 28 months as of September 30, 2019.

The components of lease expense were as follows:

Three Months Ended
September 30, 2019
Operating lease expense	$25,554
Total lease expense	$25,554

Supplemental cash flow information related to leases was as follows:

Three Months Ended
September 30, 2019
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$5,112

Right-of-use assets obtained in exchange for new lease obligation
Operating leases	$147,291

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2019

(12)	LEASES (Continued)

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Operating leases
Operating lease right-of-use assets	$126,866

Current portion of operating lease liability	108,438
Operating lease liability, net of current portion	38,870
Total operating lease liability	$147,308

Weighted Average Remaining Lease Term
Operating leases	1.46 Years

Weighted Average Discount Rate
Operating leases	15%

As of September 30, 2019, maturities of lease liabilities were as follows:

Operating
Years Ended June 30,	Leases
2020	$96,889
2021	58,546
2022	8,427
Total minimum lease payments	163,862
Less: amounts representing interest	(16,554)
Present value of capital lease liabilities	$147,308

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2019

(13)	CONVERTIBLE PREFERRED STOCK

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of September 30, 2019:

Security	Date Issued	No. of Shares	Amount	Date of Conversion	No. of Shares Converted	Amount Converted	Balance 9/30/2019
Series M Cv Pfd	8/1/2014	250	$2,500,000	4/18/2017	6	$60,000
				11/21/2017	3	30,000
				8/7/2018	241	2,410,000
Series M Cv Pfd	8/31/2015	200	2,000,000	8/7/2018	200	2,000,000
Series M Cv Pfd	4/22/2016	150	1,500,000	8/7/2018	150	1,500,000
Total Series M Cv Pfd		600	$6,000,000		600	$6,000,000	$-0-
Dividends							-0-
				Total redemption value			$0-

Series L Cv Pfd	2/10/2010	35	$350,000	1/6/2011	15	$150,000	$200,000
Dividends							184,451
				Total redemption value			$384,451

Series L Convertible Preferred Stock

On March 31, 2010, a private investor converted a $350,000 short-term promissory note into 35 shares of Series L Convertible Preferred Stock. The original purchase price/stated value is $10,000 per share and dividends accrue at an annual rate of 9%. The preferred stock is convertible into 474 shares of common stock for each share of preferred stock. On January 6, 2011, the private investor converted 15 shares of Series L Convertible Preferred Stock representing a principal value of $150,000. After the conversion, the private investor held 20 shares representing a principal value of $200,000. The remaining principal value of $200,000 is presented on the balance sheet as temporary equity, as the holder has the option to redeem for cash at any time. At September 30, 2019 and June 30, 2019, the balance of cumulative dividends owed to the investor which is included in redemption value was $184,451 and $179,914, respectively. The total presented on the balance sheet as temporary equity is $384,451 as of September 30, 2019 and $379,914 as of June 30, 2019.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2019

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2019

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

During the three months ended September 30, 2019, the Company did not issue any shares of its common stock.

During the three months ended September 30, 2018, the Company issued a total of 87,044,089 shares of its common stock as Viable exercised its right to convert the remaining 591 shares of its Series M Convertible Preferred Stock valued at $5,910,000 into 87,044,089 shares of restricted common stock on August 7, 2018.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2019

(15)	STOCK OPTIONS (Continued)

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

	As of September 30, 2019	As of June 30, 2019
Expected volatility	24.00%	24.00%
Expected term	4 to 5 Years	5 Years
Risk-Free interest rate	2.49%	2.49%
Forfeiture rate	0.00%	0.00%
Expected dividend rate	0.00%	0.00%

The following table summarizes information about all of the stock options granted, exercised and cancelled under the 2016 Plan at September 30, 2019 and June 30, 2019:

Employees/Consultants	Options	Wtd. Avg. Exercise Price
Outstanding at June 30, 2018	11,636,777	$0.20
Granted	2,400,000	$0.20
Exercised	-	$-
Cancelled	(589,132)	$0.20
Outstanding at June 30, 2019	13,447,645	$0.20
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at September 30, 2019	13,447,645	$0.20

The following table summarizes information about vested and unvested options under the 2016 Plan at September 30, 2019 and June 30, 2019:

Employees/Consultants	Unvested	Vested	Total
Outstanding at June 30, 2018	6,825,181	4,811,596	11,636,777
Granted	1,800,000	600,000	2,400,000
Vested	(2,305,527)	2,305,527	-
Cancelled	(589,132)	-	(589,132)
Outstanding at June 30, 2019	5,730,522	7,717,123	13,447,645
Granted	-	-	-
Vested	-	-	-
Cancelled	-	-	-
Outstanding at September 30, 2019	5,730,522	7,717,123	13,447,645

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2019

(15)	STOCK OPTIONS (Continued)

At September 30, 2019, the Company has issued options pursuant to six different stock option plans, the most recent being the 2016 Plan. The previous five plans through and including the 2012 Non-Statutory Plan have a remaining total of options vested and exercisable to purchase 13 shares at exercise prices from a high of $13,500 to a low of $350 per share. The tables below summarize information about these five plans:

Employees/Consultants	Options	Wtd. Avg. Exercise Price
Outstanding at June 30, 2018	13	$1,210
Granted	-	$-
Exercised	-	$-
Cancelled	(.31)	$6,083
Outstanding at June 30, 2019	13	$976

Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at September 30, 2019	13	$976

Vested & Exercisable Stock Options	September 30, 2019	June 30, 2019
Employee 2016 Equity Plan	-	-
Director 2016 Equity Plan	-	-
Employee Other Plans	13	13
Directors and Consultants Other Plans	-	-
Total	13	13

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2019

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

The Company leases a commercial building from Isco Properties, LLC for its offices and warehouse in Fort Lauderdale, FL. The term of the lease is five years beginning February 2014 with a monthly base rent beginning at $6,360 and increasing at a rate of 3% per year. The total rent commitment for the five years is $405,031, which has been fully satisfied as of September 30, 2019. Total rent expense for operating leases for offices and manufacturing facilities amounted to $22,114 and $21,434 for the three months ended September 30, 2019 and the 2018, respectively. On October 31, 2018, the Company extended the lease for two years from February 1, 2019 to January 31, 2021. The monthly base rent is $7,150 for the 1st year and $7,350 for the 2nd year. The lease agreement was amended on August 1, 2019 which changed the total base rent for year 1 to $76,102 and year 2 to $98,452. This was the result of an agreement to reduce the base rent from August through October of 2019 by $6,650 per month and increasing the base rent from November 2019 through April 2020 by $3,417.38 (which includes imputed interest of $92.38 per month) to make up the deficit. The rent commitment before sales tax for the two years is $174,554. On January 8, 2019, the Company entered into an auto lease agreement. The term of the lease is 3 years beginning January 8, 2019 with a monthly lease payment of $1,204 due on the 7th day of each month. The total lease commitment including sales tax for the 3 years is $43,338.

(17)	SUBSEQUENT EVENTS

On October 23, 2019, the Company entered into a consulting agreement (“the Agreement”) effective as of November 1, 2019, with Dr. Huabei Jiang to serve as IDSI’s Chief Scientific Consultant. Pursuant to the Agreement, Dr. Jiang will focus on improving the technical performance and image quality of IDSI’s Computed Tomography Laser Mammography (CTLM®) breast imaging device. The details of the Agreement were disclosed on the Form 8K filed with the SEC on October 29, 2019.

On November 4, 2019, the Company issued 137,255 shares of restricted common stock to a non-affiliated accredited investor pursuant to a Subscription Agreement for $70,000. The price per share was approximately $0.51 per share.

On November 4, 2019, Erhfort, LLC, a related party, provided $100,000 funding to the Company pursuant to a promissory note. Interest is 15% per annum and is due monthly. The principal is due April 2020 or earlier with mutual consent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q for the period ended September 30, 2019, contains “forward-looking statements” within the meaning of the federal securities laws and use terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements. These forward-looking statements include, among others, statements relating to our business strategy, which is based upon our interpretation and analysis of trends in the healthcare treatment industry, especially those related to the diagnosis and treatment of breast cancer, and upon management’s ability to successfully develop and commercialize its principal product, the CTLM®. This strategy assumes that the CTLM® will provide benefits, from both a medical and an economic perspective, to current alternative techniques for diagnosing and managing breast cancer. Factors that could cause actual results to materially differ include, without limitation, the timely and successful completion of our clinical trials required by the U.S. Food and Drug Administration (“FDA”) and compliance with the regulations of the FDA and the China Food and Drug Administration (“CFDA”); the timely and successful submission of our FDA application for pre-market approval and our ability to obtain U.S. marketing clearance; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing through private placements or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future. There are also many known and unknown risks, uncertainties and other factors, including, but not limited to, technological changes and competition from new diagnostic equipment and techniques, changes in general economic conditions, healthcare reform initiatives, legal claims, regulatory changes and risk factors detailed from time to time in our Securities and Exchange Commission filings that may cause these assumptions to prove incorrect and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described above and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed on September 30, 2019. All forward-looking statements and risk factors included in this Form 10-Q report and in the Form 10-K report are made as of the date of the relevant disclosure document based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements or risk factors. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. Since our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Our business address is 1291-B NW 65th Place, Fort Lauderdale, FL 33309. Our Internet website address is www.imds.com. The information contained in, or that can be accessed through, our website is not part of this Form 10-Q quarterly report.

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

Since inception in December 1993 as a Florida corporation and subsequently its reverse merger with Alkan Corp., a New Jersey Corporation on April 14, 1994, we continued operations and changed our state of incorporation from New Jersey to Florida, effective July 1, 1995. On July 14, 1995, we filed with the United States Securities and Exchange Commission (“SEC”) a Form 10 SB for registration of our securities as a small business issuer. The Form 10 SB was declared effective in September 1995 and our stock began trading on the OTC Bulletin Board (OTC:BB) on September 20, 1995 under the symbol IMDS. We became a fully reporting company under Commission File Number 0-26028 and traded on the OTC:BB and then on the OTC:QB and ultimately on the OTC PINK until September 25, 2014, at which time our registration was revoked by the SEC for failure to timely file our required periodic reports. Our latest quarterly report on Form 10-Q that was filed prior to our filing of our Form 10 registration statement on August 28, 2018, was filed on May 15, 2013, for the quarter ended March 31, 2013. Our last annual report on Form 10-K filed prior to the Form 10, was filed on October 15, 2012, for the year ended June 30, 2012. Copies of our SEC reports through the date of revocation (the “Prior Reports”) are available at www.sec.gov.

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

As of the date of this quarterly report on Form 10-Q for the three months ended September 30, 2019, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through September 30, 2019 of $133,322,182 after discounts and dividends on preferred stock. We incurred net losses applicable to common shareholders of $259,576 for the three months ended September 30, 2019 and $405,679 for the three months ended September 30, 2018. The Company received marking clearance for the CTLM® from the Chinese FDA (“CFDA”) effective November 16, 2018 to November 15, 2023 as disclosed in the Company’s 8-K report filed December 11, 2018; however we anticipate that substantial losses from operations will continue until we begin to generate revenues through the sales of CTLM® systems in China. We believe that we face substantial delays before receiving marketing clearance through the U.S. Food and Drug Administration (“FDA”). These losses will be primarily due to an anticipated increase in marketing, manufacturing and operational expenses associated with the international commercialization of the CTLM®, expenses associated with international commercialization of the CTLM®, expenses associated with FDA approval processes, and the costs associated with advanced product development activities. We have implemented a new business strategy which includes a licensing agreement on June 20, 2017 with Xi’an IDI Laser Imaging Co. Ltd (Xi’an IDI), a related party, to shift manufacturing of the CTLM® for the China and Asian markets to China.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, we analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the three months ended September 30, 2019 and 2018, no stock options were granted to employees and consultants. Those options, if any, are being expensed pursuant to ASC 718.

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

RESULTS OF OPERATIONS

Sales and Cost of Sales

Revenues during the three months ended September 30, 2019, were $0, representing a decrease of $137,787 or 100% from $137,787 during the three months ended September 30, 2018.

The Cost of Sales during the three months ended September 30, 2019, was $0, representing a decrease of $63,426 or 100% from $63,426 during the three months ended September 30, 2018. The Company has booked a reserve for the inventory other than the inventory purchased recently and sold to Xi’an IDI. The reserve was booked due to the age of the inventory, lack of demand for parts and lack of sales. The $63,426 of cost of sales during the three months ended September 30, 2018 was a result of recently purchased inventory that was subsequently sold to Xi’an IDI.

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

General and administrative expenses during the three months ended September 30, 2019, were $96,457 representing a decrease of $71,652 or 43% from $168,109 during the three months ended September 30, 2018.

The general and administrative decrease of $71,652 is due primarily to a decrease of $39,334 in legal fees related to relisting the Company in 2018 as well as decreases in other operating expenses due to efforts to streamline operations.

We do not expect a material change in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

SALARIES AND WAGES

Our salaries and wages expenses include compensation, related benefits, payroll taxes and other payroll fees for all employees.

Salaries and wages expense during the three months ended September 30, 2019, were $69,183 representing a decrease of $71,147 or 51% from $140,330 during the three months ended September 30, 2018

The decrease of $71,147 is primarily the result of the Company’s ongoing efforts to scale back on its workforce to streamline operations as well as a shift of certain roles and responsibilities to Xi’an IDI.

RESEARCH AND DEVELOPMENT

We incur research and development expenses to develop significant enhancements to our sole product, the CTLM®. These expenses consist primarily of clinical costs, costs of materials and components to make product enhancements, new product research costs, and costs associated with servicing clinical collaboration sites.

Research and development expenses during the three months ended September 30, 2019 were $17,144 representing a decrease of $16,012 or 48% from $33,156 during the three months ended September 30, 2018.

The research and development decrease of $16,012 is due primarily to a decrease of $7,440 in regulatory expenses as well as decreases in other research and development expenses due to efforts to streamline operations.

After we begin to have revenues from sales of the CTLM® systems in China, we expect a significant increase in our research and development expenses and increased costs associated with conducting the clinical trials and preparing the FDA application for Pre-Market Approval and submitting it to the FDA.  We also expect our consulting expenses and professional fees to increase due to the costs associated with conducting the clinical trials and preparing the FDA application.

SALES AND MARKETING

Our sales and marketing expenses consist primarily of expenses associated with advertising and promotion, representative office expense, trade shows, conferences, promotional and training costs related to marketing the CTLM®, commissions, travel/subsistence, patent maintenance fees, consulting, certification expenses, and product liability insurance.

Sales and marketing expenses during the three months ended September 30, 2019, were $178 representing a decrease of $329 or 65% from $507 during the three months ended September 30, 2018. The amount of sales and marketing expense is marginal for the three months ended September 30, 2019 and 2018 which is primarily due to the Company shifting the bulk of the sales and marketing responsibilities to Xi’an IDI.

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

Consulting expenses for the three months ended September 30, 2019, were $59,500 representing a decrease of $68,709 or 54% from $128,209 during the three months ended September 30, 2018. The decrease of $68,709 is due to having fewer consultants during the three months ended September 30, 2019 in an effort to streamline operations.

AGGREGATE OPERATING EXPENSES

Total operating expenses (general and administrative, salaries and wages, research and development, sales and marketing, depreciation and amortization, and stock options) and cost of sales during three months ended September 30, 2019, were $244,409, representing a decrease of $227,851 or 48% from $472,260 when compared to the operating expenses during the three months ended September 30, 2018.  The overall decrease in expenses was primarily due to cost savings as a result of increased operating efficiency and reducing costs by outsourcing manufacturing.

Depreciation and amortization during the three months ended September 30, 2019, was $1,947 representing no material increase or decrease to the amount of $1,949 during the three months ended September 30, 2018.

Interest expense during the three months ended September 30, 2019, was $10,636 representing an increase of $7,348 or 223% from $3,288 during the three months ended September 30, 2018. The increase was due to a higher average loan balance outstanding during the three months ended September 30, 2019.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $40,009 at September 30, 2019 and $44,615 at June 30, 2019.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to generate sales in China and obtain FDA marketing clearance, the expected costs of commercializing our initial product, the CTLM®, and the time required for homologations from certain countries.

Our inventory, which consists of raw materials, work in process (including completed units under testing), and finished goods totaled $436,658 at September 30, 2019 and $437,247 at June 30, 2019.  Raw materials used for research and development or other purposes are expensed and not included in inventory. The net inventory is $0 at September 30, 2019 and June 30, 2019 because the Company has recorded an allowance for slow moving and obsolete inventory for the entire value of the inventory due to lack of demand for parts and lack of sales.

Our property and equipment, net, totaled $17,444 at September 30, 2019 and $19,391 at June 30, 2019.  The overall decrease of $1,947 is due entirely to depreciation during the three months ended September 30, 2019.

Our operating lease right-of-use assets totaled $126,866 at September 30, 2019 and $0 at June 30, 2019. The increase in operating lease right-of-use assets was a result of the Company’s adoption of ASC 842 on July 1, 2019.

Our current liabilities, which consist of accounts payable, accrued payroll taxes and penalties, short term debt, and current portion of lease liabilities, totaled $882,361 at September 30, 2019 and $548,962 at June 30, 2019. Accounts payable and accrued expenses totaled $139,904 at September 30, 2019 and $34,943 at June 30, 2019. Accrued payroll taxes and penalties totaled $314,019 at September 30, 2019 and $314,019 at June 30, 2019. Promissory notes totaled $320,000 at September 30, 2019 and $200,000 at June 30, 2019. The current portion of lease liabilities totaled $108,438 at September 30, 2019 and $0 at June 30, 2019. Current liabilities increased because the Company incurred new short term related-party promissory notes during the three months ended September 30, 2019 of $120,000. Accounts payable increased by $104,961 during the three months ended September 30, 2019. Also, the company recorded a lease liability due to the adoption of ASC 842 on July 1, 2019, which resulted in a further increase in current liabilities of $108,438.

Our long-term liabilities, which consists of the noncurrent operating lease liabilities totaled $38,870 at September 30, 2019 and $0 at June 30, 2019. The increase in operating lease liabilities was due to the adoption of ASC 842 on July 1, 2019.

Our temporary equity, which consists of Convertible Preferred Series L (including accrued dividends), totaled $384,451 at September 30, 2019 and $379,914 at June 30, 2019. The increase of $4,537 is due to dividends for the three months ended September 30, 2019 that are being included in the total redemption value.

LIQUIDITY AND CAPITAL RESOURCES

We are currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing.  We have yet to generate a positive internal cash flow, and until significant sales of our product occur, we are mostly dependent upon debt and equity funding from Viable and its affiliates and/or outside investors. While Viable has stated its intention to provide, directly or through private investors it procures, the working capital that we need for the next 12 months. In the event that we are unable to obtain adequate debt or equity financing or are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations.  This would materially impact our ability to continue as a going concern.

We have financed our operating and research and development activities through multiple private placement transactions.  However, during the three months ended September 30, 2019 and 2018 we did not raise any capital through private placement transactions.

Net cash used for operating and product development expenses, which include our purchase of additional materials to continue the manufacture of CTLM® Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law was $124,606 for the three months ended September 30, 2019, compared to net cash used by operating activities and product development of the CTLM® and related software development of $453,049 during the three months ended September 30, 2018.  At September 30, 2019, we had negative working capital of $814,204 compared to negative working capital of $473,116 at June 30, 2019. We do not expect to generate a positive internal cash flow for at least the next 12 months due to the time needed to ramp up our sales and marketing plan in China.

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

Not applicable.

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

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

Our Annual Report on Form 10-K filed on September 30, 2019, includes a detailed discussion of our risk factors. The risks described in our Form 10-K Report are not the only risks facing IDSI. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. For the three months ended September 30, 2019, there were no material changes in risk factors as previously disclosed in our Form 10-K.

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

Dated: November 13, 2019	Imaging Diagnostic Systems, Inc.

	By:	/s/ David Fong
David Fong
Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)