Form 10-Q
period 2019-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2020-02-11
CIK 790652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of February 10, 2020: 122,876,549 shares of common stock, no par value.

i

Part I - Financial Information

Item 1.	Financial Statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Balance Sheets

	(unaudited)
	December 31, 2019	June 30, 2019
Assets
Current assets:
Cash	$33,295	$44,615
Accounts receivable, related party	7,700	7,700
Due from related party	11,965	11,965
Employee advances	5,000	-
Prepaid expenses	10,623	11,566

Total current assets	68,583	75,846

Property and equipment, net	15,497	19,391

Operating lease right-of-use assets	106,463	-

Total assets	$190,543	$95,237

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$194,853	$34,943
Accrued payroll taxes and penalties	314,019	314,019
Promissory notes, related party	420,000	200,000
Current portion of operating lease liabilities	102,783	-

Total current liabilities	1,031,655	548,962

Long-term liabilities
Operating lease liabilities	14,362	-

Total liabilities	1,046,017	548,962

Commitment and Contingencies (Note 16)

Temporary equity
Convertible Preferred Series L	388,988	379,914

Total temporary equity	388,988	379,914

Stockholders’ (Deficit):

Preferred stock, no par , 2,000,000 authorized Convertible preferred stock, Series M, 600 designated 0 shares issued and outstanding at December 31, 2019 and June 30, 2019	-	-
Common stock, no par value, 500,000,000 authorized , 122,758,901 and 122,621,646 shares issued and outstanding December 31, 2019 and June 30, 2019, respectively	132,359,666	132,228,967
Accumulated Deficit	(133,604,128)	(133,062,606)

Total stockholders’ (Deficit)	(1,244,462)	(833,639)

Total liabilities and stockholders’ (Deficit)	$190,543	$95,237

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Operations

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

Sales, related party	$-	$11,278	$-	$149,066
Total Revenue	-	11,278	-	149,066

Cost of Sales	-	1,308	-	64,734

Gross Profit	-	9,970	-	84,332

Operating Expenses:
General and administrative	71,883	128,529	168,341	296,640
Salaries and wages	72,818	140,196	142,001	280,526
Research and development	-	16,413	17,144	49,569
Sales and marketing	127	111	305	618
Depreciation and amortization	1,947	1,947	3,894	3,893
Consulting expenses (including share-based compensation)	116,199	93,908	175,699	222,116

Total Operating Expenses	262,974	381,104	507,384	853,362

Operating Loss	(262,974)	(371,134)	(507,384)	(769,030)

Other Income (expense)

Interest income	7	7	13	22
Other Income	-	27,837	-	27,867
Interest expense	(14,441)	(13,685)	(25,077)	(16,973)
Total Other Income (Expense)	(14,434)	14,159	(25,064)	10,916
Net Loss	(277,408)	(356,975)	(532,448)	(758,114)

Preferred Stock Dividends	(4,537)	(4,537)	(9,074)	(9,074)
Net Loss Available to Common Stockholders	(281,945)	(361,512)	(541,522)	(767,188)

Net Loss per common share:
Basic and diluted	$-	$-	$-	$(0.01)
Weighted average number of common shares outstanding:
Basic and diluted	122,706,684	120,654,044	122,664,165	102,671,166

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Changes in Stockholders’ (Deficit)

For the three and six months ended December 31, 2019 and 2018

(unaudited)

	Preferred Stock		Common Stock
	Number of		Number of		Subscription	Accumulated
	Shares	Amount	Shares	Amount	Deposits	Deficit	Total

Balance at June 30, 2019	-	$-	122,621,646	$132,228,967	$-	$(133,062,606)	$(833,639)

Cummulative Dividend on Series L CV Preferred	-	-	-	-	-	(4,537)	(4,537)

Net loss	-	-	-	-	-	(255,040)	(255,040)

Balance at September 30, 2019	-	$-	122,621,646	$132,228,967	$-	$(133,322,183)	$(1,093,216)

Cummulative Dividend on Series L CV Preferred	-	-	-	-	-	(4,537)	(4,537)

Shares Issued for Cash	-	-	137,255	70,000	-	-	70,000

Stock options expense	-	-	-	60,699	-	-	60,699

Net loss	-	-	-	-	-	(277,408)	(277,408)

Balance at December 31, 2019	-	$-	122,758,901	$132,359,666	$-	$(133,604,128)	$(1,244,462)

Balance at June 30, 2018	591	$7,589,173	33,597,241	$125,108,179	$-	$(133,064,117)	$(366,765)

Conversion Viable Series M Cv Preferred to common stock	(591)	(5,910,000)	87,044,089	5,910,000	-	-	-

Adjustment to correct number of common shares	-	-	(80)	-	-	-	-

Cummulative Dividend on Series M CV Preferred	-	(1,679,173)	-	-	-	1,679,173	-

Cummulative Dividend on Series L CV Preferred	-	-	-	-	-	(4,537)	(4,537)

Net loss	-	-	-	-	-	(401,139)	(401,139)

Balance at September 30, 2018	-	$-	120,641,250	$131,018,179	$-	$(131,790,620)	$(772,441)

Cummulative Dividend on Series L CV Preferred	-	-	-	-	-	(4,537)	(4,537)

Adjustment to correct number of common shares	-	-	6	-	-	-	-

Shares Issued for Cash	-	-	294,117	150,000			150,000

Subscription Deposit Received	-	-	-	-	50,000	-	50,000

Net loss	-	-	-	-	-	(356,976)	(356,976)

Balance at December 31, 2018	-	$-	120,935,373	$131,168,179	$50,000	$(132,152,133)	$(933,954)

See accommpanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Cash Flows

(unaudited)

	Six months ended	Six months ended
	December 31, 2019	December 31, 2018

Net loss	$(532,448)	$(758,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,894	3,893
Stock option expense	60,699	-

Changes in assets and liabilities and stockholders deficit:
(Increase) decrease in due from related party	-	(99,165)
(Increase) decrease in employee advances	(5,000)
(Increase) decrease in royalty receivable	-	21,753
(Increase) decrease in other receivables	-	(11,115)
(Increase) decrease in prepaid expenses	943	538
Increase (decrease) in accounts payable and accrued expenses	159,910	(13,426)
Increase (decrease) in accrued payroll taxes and penalties	-	1
Change in right of use asset/lease obligation, net	10,682	-
Total adjustments	231,128	(97,521)

Net cash used in operating activities	(301,320)	(855,635)

Cash flows from financing activities:
Proceeds from promissory notes, related party	220,000	400,000
Proceeds from issuance of common stock	70,000	150,000
Proceeds from common stock subscription deposits	-	50,000

Net cash provided by financing activities	290,000	600,000

Net decrease in cash and cash equivalents	(11,320)	(255,635)

Cash and cash equivalents at beginning of period	44,615	271,540

Cash and cash equivalents at end of period	$33,295	$15,905

Supplemental Disclosure of cash flow information:
Cash paid for interest	$23,712	$12,822

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2019

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

(2) GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements are prepared assuming the Company will continue as a going concern. As of December 31, 2019, the Company had an accumulated deficit of $133,604,128, a stockholders’ deficit of $1,244,462 and a working capital deficiency of $963,072. For the six months ended December 31, 2019, net loss totaled $532,448. The net cash used in operating activities for the six months ended December 31, 2019 totaled $301,320. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company received CTLM® CFDA approval effective November 16, 2018 to November 15, 2023 as disclosed in the Company’s Form 8-K filing on December 11, 2018. However, there can be no assurance that we will obtain U.S. Food and Drug Administration (“FDA”) marketing or other new international marketing clearances, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably. If our majority shareholder Viable International Investments, LLC (“Viable”) fails to continue funding, the Company would be materially adversely affected and may have to cease operations due to a lack of funding. These matters affect the Company’s liquidity profile, and management’s plans in those regards are discussed in the paragraphs that follow.

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

On October 23, 2019, the Company entered into a consulting agreement (“the Agreement”) effective as of November 1, 2019, with Dr. Huabei Jiang to serve as IDSI’s Chief Scientific Consultant. Pursuant to the Agreement, Dr. Jiang is focusing on improving the technical performance and image quality of IDSI’s Computed Tomography Laser Mammography (CTLM®) breast imaging device. The details of the Agreement were disclosed on the Form 8-K filed with the SEC on October 29, 2019.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2019

(2) GOING CONCERN AND MANAGEMENT’S PLANS (Continued)

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2019, contained in our General Form for Registration of Securities of Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on September 30, 2019. The results of operations for the six months ended December 31, 2019, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2020.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2019

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Our allowance for doubtful accounts was $-0- as of December 31, 2019 and June 30, 2019.

(d) Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company. There were no cash equivalents at December 31, 2019 and June 30, 2019.

(e) Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit of $250,000. At December 31, 2019 and June 30, 2019, the Company had $0 in excess of the federally insured limit.

The Company did not have any revenue for the six months ended December 31, 2019. For the six months ended December 31, 2018, all of the revenues were from Xi’an IDI Laser Imaging Co. Ltd.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2019

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company had 8,217,136 and 7,717,136 options vested as of December 31, 2019 and June 30, 2019, respectively and 6,780,522 and 5,730,522 options not yet vested as of December 31, 2019 and June 30, 2019, respectively.

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

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the six months ended December 31, 2019 and 2018, no stock options were granted to employees and consultants. Stock options are being expensed pursuant to ASC 718.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2019

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has determined that no impairment losses need to be recognized through the six months ended December 31, 2019 and 2018.

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

(m) Warranty reserve

The Company warrants all products and parts supplied for a period of 12 months from the date of installation or 15 months from the date the products was/were shipped from IDSI, whichever occurs first. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Based on the Company’s experience, the warranty reserve was estimated based on the replacement cost of the laser and certain electronic parts. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The Company had no warranty reserve balance as of December 31, 2019 or June 30, 2019.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2019

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n) Impact of recently issued accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13 and updated in Nov 2018 ASU 2018-19, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. ASU 2016-13 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2019. Early adoption is permitted after fiscal years beginning December 15, 2018. The Company is currently evaluating the potential impact of adopting this guidance on our financial statements.

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

(o) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments. After a review of our accounts receivable, the Company has not recorded an allowance for doubtful accounts. The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At December 31, 2019 and June 30, 2019, the aggregate fair value of the Company’s debt obligations approximated its carrying value. The Company relies upon the guidance of ASC 820 (“Fair Value Measurements and Disclosures”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly, transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2019

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Information about the Company’s net sales by reporting segment for the six months ended December 31, 2019 and 2018 is as follows:

	For the six months ended
	December 31,	December 31,
	2019	2018
Sales-parts, related party	$-	$149,066
Net sales	$-	$149,066

All sales-parts, related party are sales to a customer located in China.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2019

(5) DUE FROM RELATED PARTY

On March 22, 2018, the Board of Directors approved the execution of two agreements with Xi’an of China, an affiliated Company of IDSI. The agreements are a Know How Transfer Contract and a CTLM Know How Confidentiality Agreement. The contract, having a term of 20 years, stipulates that Xi’an will pay IDSI a know how transfer fee of 25% of revenue for CTLM product sales in their territory. The Company also sells inventory parts or acquires parts from third parties on behalf of Xi’an. For the six months ended December 31, 2019 and 2018, such sales totaled $0 and $149,066, respectively. As of December 31, 2019 and June 30, 2019, the Company has receivables from related parties of $7,700 and $7,700, respectively as a result of sales of inventory parts or acquisition of parts from third parties on behalf of Xi’an. Xi’an and Viable have common ownership hence these transactions are considered related party transactions.

Additionally, as of December 31, 2019 and June 30, 2019, the Company has amounts due from related parties of $11,965 and 11,965, respectively. The majority of the amount due is $11,115 due from Xi’an. This was for product that was purchased by Xi’an that IDSI paid for. Xi’an will reimburse IDSI for the amounts paid on their behalf.

(6) ROYALTY RECEIVABLE

On June 16, 2006, the Company entered into a Royalty Agreement with Bioscan Inc. whereby the Company established a licensing relationship with Bioscan which granted Bioscan an exclusive sublicensable, royalty-bearing license to make, use, offer for sale, import and otherwise develop and commercialize products in its territory. Bioscan Inc. was subsequently purchased by TriFoil Imaging. During the six months ended December 31, 2019 and 2018, there was no royalty income. As of December 31, 2019 and June 30, 2019, the Company had a royalty receivable balance of $0 and $0, respectively.

(7) INVENTORIES

Inventories consisted of the following:

	December 31, 2019	June 30, 2019

Raw materials consisting of purchased parts, components and supplies	$369,452	$369,747
Work-in process including units undergoing final inspection and testing	52,500	52,500
Finished goods	15,000	15,000
Total Inventory	$436,952	$437,247
Inventory Reserve	(436,952)	(437,247)
Net Inventory	$-	$-

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2019

(7) INVENTORIES (Continued)

Due to the age of the inventory, lack of demand for parts and lack of sales the Company wrote off all inventory during the year ended June 30, 2017 and has booked a reserve for the entire value of its inventory as of December 31, 2019 and June 30, 2019. For the six months ended December 31, 2019, reduction of inventory represents physical count adjustments.

(8) PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	December 31, 2019	June 30, 2019	Useful life

Furniture and Fixtures	$261,011	$261,011	5 years
Computers and Equipment	370,704	370,704	5 years
Third Party Software	10,291	10,291	5 years
Clinical Equipment	15,000	15,000	5 years
Total Property & Equipment	$657,006	$657,006
Less: accumulated depreciation	(641,509)	(637,615)
Total Property & Equipment - Net	$15,497	$19,391

Depreciation expense for the six months ended December 31, 2019 and 2018 was $3,894 and $3,893 respectively.

(9) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2019 and June 30, 2019, accounts payable and accrued expenses totaled $194,853 and $34,943 of which consists of accounts payable of $181,115 and $27,912 and other accrued expenses of $13,738 and $7,031.

(10) ACCRUED PAYROLL TAXES AND PENALTIES

As of December 31, 2019 and June 30, 2019, the Company owes the IRS $314,019 and $314,019, respectively. Accrued payroll taxes represent outstanding interest and penalties based on prior management’s failure to pay payroll taxes commencing with the quarter ending March 31, 2010. As part of new management’s restructuring plan, the Company received funds from an accredited investor to be able to make a payment to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting penalty and interest abatement. The amount due at December 31, 2019 of $314,019 represents the interest and penalties. The Company has formally asked the IRS to abate all remaining interest and penalties of $314,019. The Company had a telephone conference on April 18, 2019 with the office of appeals and is waiting for further communications from the appeals officer.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2019

(11) PROMISSORY NOTES – RELATED PARTY

The following table is a summary of the outstanding note balances as of December 31, 2019 and June 30, 2019.

Noteholder	Interest Rate	Maturity Date	December 31, 2019	June 30, 2019
Related Party Notes:
Erhfort, LLC	15%	4/30/20	$100,000	$100,000
Erhfort, LLC	15%	4/30/20	100,000	100,000
JM One Holdings, LLC	15%	8/31/20	20,000	-
Erhfort, LLC	15%	4/30/20	100,000	-
Erhfort, LLC	15%	4/30/20	100,000
Total Related Party Notes			$420,000	$200,000

Each of Erhfort, LLC and JM One Holdings, LLC owns Company common stock directly or indirectly. Hence these debts are considered related party debt.

During the six months ended December 31, 2019, the Company received loan proceeds of $200,000 from Erhfort, LLC and $20,000 from JM One Holdings, LLC, both of which are related parties. The loans from Erhfort have an annual interest rate of 15% and interest is being accrued and paid monthly. The loan from JM One Holdings, LLC will accrue interest monthly at an annual rate of 15%, but interest will not be paid until maturity. The maturity dates for all loans with original maturity dates prior to April 30, 2020 from Erhfort were extended to April 30, 2020.

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

December 31, 2019

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

Our leases have remaining lease terms of 12 to 25 months as of December 31, 2019.

The components of lease expense were as follows:

Six Months Ended
December 31, 2019
Operating lease expense	$51,108
Total lease expense	$51,108

Supplemental cash flow information related to leases was as follows:

Six Months Ended
December 31, 2019
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$40,425

Right-of-use assets obtained in exchange for new lease obligation
Operating leases	$147,291

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2019

(12) LEASES (Continued)

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Operating leases
Operating lease right-of-use assets	$106,463

Current portion of operating lease liability	102,783
Operating lease liability, net of current portion	14,362
Total operating lease liability	$117,145

Weighted Average Remaining Lease Term
Operating leases	1.24 Years

Weighted Average Discount Rate
Operating leases	15%

As of December 31, 2019, maturities of lease liabilities were as follows:

Operating
Years Ended June 30,	Leases
2020	$61,575
2021	58,546
2022	8,427
Total minimum lease payments	128,548
Less: amounts representing interest	(11,403)
Present value of capital lease liabilities	$117,145

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2019

(13) CONVERTIBLE PREFERRED STOCK

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of December 31, 2019:

Security	Date Issued	No. of Shares	Amount	Date of Conversion	No. of Shares Converted	Amount Converted	Balance 12/31/2019
Series M Cv Pfd	8/1/2014	250	$2,500,000	4/18/2017	6	$60,000
				11/21/2017	3	30,000
				8/7/2018	241	2,410,000
Series M Cv Pfd	8/31/2015	200	2,000,000	8/7/2018	200	2,000,000
Series M Cv Pfd	4/22/2016	150	1,500,000	8/7/2018	150	1,500,000
Total Series M Cv Pfd		600	$6,000,000		600	$6,000,000	$-0-
Dividends							-0-
				Total redemption value			$0-

Series L Cv Pfd	2/10/2010	35	$350,000	1/6/2011	15	$150,000	$200,000
Dividends							184,451
				Total redemption value			$388,988

Series L Convertible Preferred Stock

On March 31, 2010, a private investor converted a $350,000 short-term promissory note into 35 shares of Series L Convertible Preferred Stock. The original purchase price/stated value is $10,000 per share and dividends accrue at an annual rate of 9%. The preferred stock is convertible into 474 shares of common stock for each share of preferred stock. On January 6, 2011, the private investor converted 15 shares of Series L Convertible Preferred Stock representing a principal value of $150,000. After the conversion, the private investor held 20 shares representing a principal value of $200,000. The remaining principal value of $200,000 is presented on the balance sheet as temporary equity, as the holder has the option to redeem for cash at any time. At December 31, 2019 and June 30, 2019, the balance of cumulative dividends owed to the investor which is included in redemption value was $188,988 and $179,914, respectively. The total presented on the balance sheet as temporary equity is $388,988 as of December 31, 2019 and $379,914 as of June 30, 2019.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2019

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

December 31, 2019

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

During the six months ended December 31, 2019, the Company issued 137,255 shares of its common stock to a non-affiliated accredited investor pursuant to a subscription agreement for $70,000. The price per share was approximately $.51 per share.

During the three months ended December 31, 2018, the Company issued 87,044,089 shares of its common stock as Viable exercised its right to convert the remaining 591 shares of its Series M Convertible Preferred Stock valued at $5,910,000 into 87,044,089 shares of restricted common stock on August 7, 2018. The Company also issued 294,117 shares of its common stock to non-affiliated accredited investors pursuant to subscription agreements for $150,000. The price per share was approximately $.51 per share.

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

On January 1, 2017, the Board granted options to purchase a total of 7,364,136 shares, all with an exercise price and fair value of $0.20 per share. Options were granted to nine employees to purchase 5,498,555 shares and to six consultants to purchase 1,865,581 shares. On January 1, 2018, the Board granted options to purchase 5,000,000 shares all with an exercise price and fair value of $0.20 per share to four consultants. On May 1, 2018, the Board granted options to purchase 500,000 shares all with an exercise price and fair value of $0.20 per share to an additional consultant. On January 1, 2019, the Board granted options to purchase 2,040,000 shares all with an exercise price of $.20 and fair value of $.51 per share to five consultants. On May 1, 2019, the Board granted options to purchase 360,000 shares all with an exercise price of $.20 and fair value of $.51 per share to one consultant. On November 1, 2019, the Board granted options to purchase 2,000,000 shares all with an exercise price of $.51 and fair value of $.51 per share to one consultant.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2019

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

	As of December 31, 2019	As of June 30, 2019
Expected volatility	23 to 24.00%	24.00%
Expected term	4 to 5 Years	5 Years
Risk-Free interest rate	1.55 to 2.49%	2.49%
Forfeiture rate	0.00%	0.00%
Expected dividend rate	0.00%	0.00%

The following table summarizes information about all of the stock options granted, exercised and cancelled under the 2016 Plan at December 31, 2019 and June 30, 2019:

Employees/Consultants	Options	Wtd. Avg. Exercise Price
Outstanding at June 30, 2018	11,636,777	$0.20
Granted	2,400,000	$0.20
Exercised	-	$-
Cancelled	(589,132)	$0.20
Outstanding at June 30, 2019	13,447,645	$0.20
Granted	2,000,000	$0.51
Exercised	-	$-
Cancelled	(450,000)	$0.20
Outstanding at December 31, 2019	14,997,645	$0.24

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2019

(15) STOCK OPTIONS (Continued)

The following table summarizes information about vested and unvested options under the 2016 Plan at December 31, 2019 and June 30, 2019:

Employees/Consultants	Unvested	Vested	Total
Outstanding at June 30, 2018	6,825,181	4,811,596	11,636,777
Granted	1,800,000	600,000	2,400,000
Vested	(2,305,527)	2,305,527	-
Cancelled	(589,132)	-	(589,132)
Outstanding at June 30, 2019	5,730,522	7,717,123	13,447,645
Granted	1,500,000	500,000	2,000,000
Vested	-	-	-
Cancelled	(450,000)	-	(450,000)
Outstanding at December 31, 2019	6,780,522	8,217,123	14,997,645

Unvested options will be expensed under the Black-Scholes options-pricing model when they vest.

At December 31, 2019, the Company has issued options pursuant to six different stock option plans, the most recent being the 2016 Plan. The previous five plans through and including the 2012 Non-Statutory Plan have a remaining total of options vested and exercisable to purchase 13 shares at exercise prices from a high of $13,500 to a low of $350 per share. The tables below summarize information about these five plans:

Employees/Consultants	Options	Wtd. Avg. Exercise Price
Outstanding at June 30, 2018	13	$1,210
Granted	-	$-
Exercised	-	$-
Cancelled	(.31)	$6,083
Outstanding at June 30, 2019	13	$976

Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2019	13	$976

Vested & Exercisable Stock Options	December 31, 2019	June 30, 2019
Employee 2016 Equity Plan	-	-
Director 2016 Equity Plan	-	-
Employee Other Plans	13	13
Directors and Consultants Other Plans	-	-
Total	13	13

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2019

(15) STOCK OPTIONS (Continued)

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

The Company leases a commercial building from Isco Properties, LLC for its offices and warehouse in Fort Lauderdale, FL. The term of the lease is five years beginning February 2014 with a monthly base rent beginning at $6,360 and increasing at a rate of 3% per year. The total rent commitment for the five years is $405,031, which has been fully satisfied as of December 31, 2019. Total rent expense for operating leases for offices and manufacturing facilities amounted to $46,181 and $44,740 for the six months ended December 31, 2019 and the 2018, respectively. On October 31, 2018, the Company extended the lease for two years from February 1, 2019 to January 31, 2021. The monthly base rent is $7,150 for the 1st year and $7,350 for the 2nd year. The lease agreement was amended on August 1, 2019 which changed the total base rent for year 1 to $76,102 and year 2 to $98,452. This was the result of an agreement to reduce the base rent from August through October of 2019 by $6,650 per month and increasing the base rent from November 2019 through April 2020 by $3,417.38 (which includes imputed interest of $92.38 per month) to make up the deficit. The rent commitment before sales tax for the two years is $174,554. On January 8, 2019, the Company entered into an auto lease agreement. The term of the lease is 3 years beginning January 8, 2019 with a monthly lease payment of $1,204 due on the 7th day of each month. The total lease commitment including sales tax for the 3 years is $43,338.

(17) SUBSEQUENT EVENTS

On January 23, 2020, the Company issued 117,648 shares of restricted common stock to non-affiliated accredited investors pursuant to Subscription Agreements for $60,000. The price per share was approximately $0.51 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q for the period ended December 31, 2019, contains “forward-looking statements” within the meaning of the federal securities laws and use terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements. These forward-looking statements include, among others, statements relating to our business strategy, which is based upon our interpretation and analysis of trends in the healthcare treatment industry, especially those related to the diagnosis and treatment of breast cancer, and upon management’s ability to successfully develop and commercialize its principal product, the CTLM®. This strategy assumes that the CTLM® will provide benefits, from both a medical and an economic perspective, to current alternative techniques for diagnosing and managing breast cancer. Factors that could cause actual results to materially differ include, without limitation, the timely and successful completion of our clinical trials required by the U.S. Food and Drug Administration (“FDA”) and compliance with the regulations of the FDA and the China Food and Drug Administration (“CFDA”); the timely and successful submission of our FDA application for pre-market approval and our ability to obtain U.S. marketing clearance; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing through private placements or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future. There are also many known and unknown risks, uncertainties and other factors, including, but not limited to, technological changes and competition from new diagnostic equipment and techniques, changes in general economic conditions, healthcare reform initiatives, legal claims, regulatory changes and risk factors detailed from time to time in our Securities and Exchange Commission filings that may cause these assumptions to prove incorrect and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described above and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed on September 30, 2019. All forward-looking statements and risk factors included in this Form 10-Q report and in the Form 10-K report are made as of the date of the relevant disclosure document based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements or risk factors. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. Since our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements.

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

As of the date of this quarterly report on Form 10-Q for the six months ended December 31, 2019, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through December 31, 2019 of $133,604,128 after discounts and dividends on preferred stock. We incurred net losses applicable to common shareholders of $541,522 for the six months ended December 31, 2019 and $767,188 for the six months ended December 31, 2018. The Company received marking clearance for the CTLM® from the Chinese FDA (“CFDA”) effective November 16, 2018 to November 15, 2023 as disclosed in the Company’s 8-K report filed December 11, 2018; however we anticipate that substantial losses from operations will continue until we begin to generate revenues through the sales of CTLM® systems in China. We believe that we face substantial delays before receiving marketing clearance through the U.S. Food and Drug Administration (“FDA”). These losses will be primarily due to an anticipated increase in marketing, manufacturing and operational expenses associated with the international commercialization of the CTLM®, expenses associated with international commercialization of the CTLM®, expenses associated with FDA approval processes, and the costs associated with advanced product development activities. We have implemented a new business strategy which includes a licensing agreement on June 20, 2017 with Xi’an IDI Laser Imaging Co. Ltd (Xi’an IDI), a related party, to shift manufacturing of the CTLM® for the China and Asian markets to China.

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

On October 23, 2019, the Company entered into a consulting agreement (“the Agreement”) effective as of November 1, 2019, with Dr. Huabei Jiang to serve as IDSI’s Chief Scientific Consultant. Pursuant to the Agreement, Dr. Jiang is focused on improving the technical performance and image quality of IDSI’s Computed Tomography Laser Mammography (CTLM®) breast imaging device. The details of the Agreement were disclosed on the Form 8-K filed with the SEC on October 29, 2019.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, we analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. During the six months ended December 31, 2019, the company granted 2,000,000 shares with an exercise price of $.51 per share to one consultant. During the six months ended December 31, 2018, no stock options were granted to employees and consultants. Those options are being expensed pursuant to ASC 718.

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

RESULTS OF OPERATIONS

Sales and Cost of Sales

Revenues during the three months ended December 31, 2019, were $0, representing a decrease of $11,278 or 100% from $11,278 during the three months ended December 31, 2018.

The Cost of Sales during the three months ended December 31, 2019, was $0, representing a decrease of $1,308 or 100% from $1,308 during the three months ended December 31, 2018. The Company has booked a reserve for the inventory other than the inventory purchased recently and sold to Xi’an IDI. The reserve was booked due to the age of the inventory, lack of demand for parts and lack of sales. The $1,308 of cost of sales during the three months ended December 31, 2018 was a result of recently purchased inventory that was subsequently sold to Xi’an IDI.

Revenues during the six months ended December 31, 2019, were $0, representing a decrease of $149,066 or 100% from $149,066 during the six months ended December 31, 2018.

The Cost of Sales during the six months ended December 31, 2019, was $0, representing a decrease of $64,734 or 100% from $64,734 during the six months ended December 31, 2018. The Company has booked a reserve for the inventory other than the inventory purchased recently and sold to Xi’an IDI. The reserve was booked due to the age of the inventory, lack of demand for parts and lack of sales. The $64,734 of cost of sales during the six months ended December 31, 2018 was a result of recently purchased inventory that was subsequently sold to Xi’an IDI.

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

General and administrative expenses during the three months ended December 31, 2019, were $71,883 representing a decrease of $56,646 or 44% from $128,529 during the three months ended December 31, 2018.

The general and administrative decrease of $56,646 is due primarily to a decrease in legal fees related to relisting the Company with the SEC in 2018 as well as decreases in other operating expenses due to efforts to streamline operations.

General and administrative expenses during the six months ended December 31, 2019, were $168,341 representing a decrease of $128,299 or 43% from $296,640 during the six months ended December 31, 2018.

The general and administrative decrease of $128,299 is due primarily to a decrease in legal fees related to relisting the Company with the SEC and working on a settlement with the IRS in 2018 as well as decreases in other operating expenses due to efforts to streamline operations.

We do not expect a material change in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

SALARIES AND WAGES

Our salaries and wages expenses include compensation, related benefits, payroll taxes and other payroll fees for all employees.

Salaries and wages expense during the three months ended December 31, 2019, were $72,818 representing a decrease of $67,378 or 48% from $140,196 during the three months ended December 31, 2018.

The decrease of $67,378 is primarily the result of the Company’s ongoing efforts to scale back on its workforce to streamline operations as well as a shift of certain roles and responsibilities to Xi’an IDI.

Salaries and wages expense during the six months ended December 31, 2019, were $142,001 representing a decrease of $138,525 or 49% from $280,526 during the six months ended December 31, 2018.

The decrease of $138,525 is primarily the result of the Company’s ongoing efforts to scale back on its workforce to streamline operations as well as a shift of certain roles and responsibilities to Xi’an IDI.

RESEARCH AND DEVELOPMENT

We incur research and development expenses to develop significant enhancements to our sole product, the CTLM®. These expenses consist primarily of clinical costs, costs of materials and components to make product enhancements, new product research costs, and costs associated with servicing clinical collaboration sites.

Research and development expenses during the three months ended December 31, 2019 were $0 representing a decrease of $16,413 or 100% from $16,413 during the three months ended December 31, 2018.

The research and development decrease of $16,413 is due primarily to a decrease of $16,013 in clinical and regulatory expenses as well as decreases in other research and development expenses due to efforts to streamline operations.

Research and development expenses during the six months ended December 31, 2019 were $17,144 representing a decrease of $32,425 or 65% from $49,569 during the six months ended December 31, 2018.

The research and development decrease of $32,425 is due primarily to a decrease of $23,343 in clinical and regulatory expenses as well as decreases in other research and development expenses due to efforts to streamline operations.

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

Sales and marketing expenses during the three months ended December 31, 2019, were $127 representing an increase of $16 or 14% from $111 during the three months ended December 31, 2018. The amount of sales and marketing expense is marginal for the three months ended December 31, 2019 and 2018 which is primarily due to the Company shifting the bulk of the sales and marketing responsibilities to Xi’an IDI.

Sales and marketing expenses during the six months ended December 31, 2019, were $305 representing a decrease of $313 or 51% from $618 during the six months ended December 31, 2018. The amount of sales and marketing expense is marginal for the six months ended December 31, 2019 and 2018 which is primarily due to the Company shifting the bulk of the sales and marketing responsibilities to Xi’an IDI.

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

Consulting expenses for the three months ended December 31, 2019, were $116,199 representing an increase of $22,291 or 24% from $93,908 during the three months ended December 31, 2018. The increase of $22,291 is due to granting stock options to Dr. Huabei Jiang despite having fewer consultants during the three months ended December 31, 2019.

Consulting expenses for the six months ended December 31, 2019, were $175,699 representing a decrease of $46,417 or 21% from $222,116 during the six months ended December 31, 2018. The decrease of $68,709 is due to having fewer consultants despite granting options to Dr. Huabei Jiang during the six months ended December 31, 2019 in an effort to streamline operations.

AGGREGATE OPERATING EXPENSES

Total operating expenses (general and administrative, salaries and wages, research and development, sales and marketing, depreciation and amortization, and stock options) and cost of sales during the three months ended December 31, 2019, were $262,974, representing a decrease of $119,439 or 31% from $382,412 when compared to the operating expenses during the three months ended December 31, 2018.  The overall decrease in expenses was primarily due to cost savings as a result of increased operating efficiency and reducing costs by outsourcing manufacturing.

Depreciation and amortization during the three months ended December 31, 2019, was $1,947 representing no material increase or decrease to the amount of $1,949 during the three months ended December 31, 2018.

Interest expense during the three months ended December 31, 2019, was $14,441 representing an increase of $756 or 6% from $13,685 during the three months ended December 31, 2018. The slight increase was due to a higher average loan balance outstanding during the three months ended December 31, 2019.

Total operating expenses and cost of sales during the six months ended December 31, 2019, were $507,384, representing a decrease of $410,713 or 45% from $918,096 when compared to the operating expenses during the six months ended December 31, 2018.  The overall decrease in expenses was primarily due to cost savings as a result of increased operating efficiency and reducing costs by outsourcing manufacturing.

Depreciation and amortization during the six months ended December 31, 2019, was $3,894 representing an increase of $1 from $3,893 during the six months ended December 31, 2018.

Interest expense during the six months ended December 31, 2019, was $25,077 representing an increase of $8,104 or 48% from $16,973 during the six months ended December 31, 2018. The increase was due to a higher average loan balance outstanding during the six months ended December 31, 2019.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $33,295 at December 31, 2019 and $44,615 at June 30, 2019.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to generate sales in China and obtain FDA marketing clearance, the expected costs of commercializing our initial product, the CTLM®, and the time required for homologations from certain countries.

Our inventory, which consists of raw materials, work in process (including completed units under testing), and finished goods totaled $436,952 at December 31, 2019 and $437,247 at June 30, 2019.  Raw materials used for research and development or other purposes are expensed and not included in inventory. The net inventory is $0 at December 31, 2019 and June 30, 2019 because the Company has recorded an allowance for slow moving and obsolete inventory for the entire value of the inventory due to lack of demand for parts and lack of sales.

Our property and equipment, net, totaled $15,497 at December 31, 2019 and $19,391 at June 30, 2019.  The overall decrease of $3,894 is due entirely to depreciation during the six months ended December 31, 2019.

Our operating lease right-of-use assets totaled $106,463 at December 31, 2019 and $0 at June 30, 2019. The increase in operating lease right-of-use assets was a result of the Company’s adoption of ASC 842 on July 1, 2019.

Our current liabilities, which consist of accounts payable, accrued payroll taxes and penalties, short term debt, and current portion of lease liabilities, totaled $1,031,655 at December 31, 2019 and $548,962 at June 30, 2019. Accounts payable and accrued expenses totaled $194,853 at December 31, 2019 and $34,943 at June 30, 2019. Accrued payroll taxes and penalties totaled $314,019 at December 31, 2019 and $314,019 at June 30, 2019. Promissory notes totaled $420,000 at December 31, 2019 and $200,000 at June 30, 2019. The current portion of lease liabilities totaled $102,783 at December 31, 2019 and $0 at June 30, 2019. Current liabilities increased because the Company incurred new short term related-party promissory notes during the six months ended December 31, 2019 of $220,000. Accounts payable increased by $152,856 during the six months ended December 31, 2019. Also, the company recorded a lease liability due to the adoption of ASC 842 on July 1, 2019, which resulted in a further increase in current liabilities of $102,783.

Our long-term liabilities, which consists of the noncurrent operating lease liabilities totaled $14,362 at December 31, 2019 and $0 at June 30, 2019. The increase in operating lease liabilities was due to the adoption of ASC 842 on July 1, 2019.

Our temporary equity, which consists of Convertible Preferred Series L (including accrued dividends), totaled $388,988 at December 31, 2019 and $379,914 at June 30, 2019. The increase of $9,074 is due to dividends for the six months ended December 31, 2019 that are being included in the total redemption value.

LIQUIDITY AND CAPITAL RESOURCES

We are currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing.  We have yet to generate a positive internal cash flow, and until significant sales of our product occur, we are mostly dependent upon debt and equity funding from Viable and its affiliates and/or outside investors. While Viable has stated its intention to provide, directly or through private investors it procures, the working capital that we need for the next 12 months, there can be no assurance that this funding will be provided. In the event that we are unable to obtain adequate debt or equity financing or are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations.  This would materially impact our ability to continue as a going concern.

We have financed our operating and research and development activities through multiple private placements of common stock as well as short term loans from related parties.  During the six months ended December 31, 2019 and 2018, we raised $70,000 and $150,000 through private placements of common stock, respectively, and $220,000 and $400,000 through short term related party loans, respectively.

Net cash used for operating and product development expenses, which include our purchase of additional materials to continue the manufacture of CTLM® Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law was $301,320 for the six months ended December 31, 2019, compared to net cash used by operating activities and product development of the CTLM® and related software development of $855,635 during the six months ended December 31, 2018.  At December 31, 2019, we had negative working capital of $962,072 compared to negative working capital of $473,116 at June 30, 2019. We do not expect to generate a positive internal cash flow for at least the next 12 months due to the time needed to ramp up our sales and marketing plan in China.

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

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed on September 30, 2019, includes a detailed discussion of our risk factors. The risks described in our Form 10-K Report are not the only risks facing IDSI. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. For the six months ended December 31, 2019, there were no material changes in risk factors as previously disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2019, the Company issued 137,255 shares of its common stock to a non-affiliated accredited investor in a private transaction pursuant to a subscription agreement for $70,000. The price per share was approximately $.51 per share.

In January 2020, the Company issued 117,648 shares of restricted common stock to non-affiliated accredited investors in private transactions pursuant to subscription agreements for $60,000. The price per share was approximately $0.51 per share.

The above share issuances were made pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

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

Dated: February 10, 2020		Imaging Diagnostic Systems, Inc.

	By:	/s/ David Fong
David Fong
Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)