Form 10-Q
period 2020-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2020-05-15
CIK 790652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares outstanding of the issuer’s common stock as of May 15, 2020: 122,876,549 shares of common stock, no par value.

IMAGING DIAGNOSTIC SYSTEMS, INC.

i

Item 1. Financial Statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Balance Sheets

	(unaudited)
	March 31, 2020	June 30, 2019
Assets
Current assets:
Cash	$34,743	$44,615
Accounts receivable, related party, net of allowance	-	7,700
Due from related party, net of allowance	-	11,965
Employee advances	5,000	-
Prepaid expenses	11,226	11,566

Total current assets	50,969	75,846

Property and equipment, net	14,876	19,391

Operating lease right-of-use assets	84,906	-

Total assets	$150,751	$95,237

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$241,866	$34,943
Accrued payroll taxes and penalties	314,019	314,019
Promissory notes, related party	520,000	200,000
Current portion of operating lease liabilities	73,978	-

Total current liabilities	1,149,863	548,962

Long-term liabilities
Operating lease liabilities	11,250	-

Total liabilities	1,161,113	548,962

Commitment and Contingencies (Note 16)

Temporary equity
Convertible Preferred Series L	393,463	379,914

Total temporary equity	393,463	379,914

Stockholders’ Deficit:

Preferred stock, no par, 2,000,000 authorized Convertible preferred stock, Series M, 600 designated 0 shares issued and outstanding at March 31, 2020 and June 30, 2019	-	-
Common stock, no par value, 500,000,000 authorized, 122,876,549 and 122,621,646 shares issued and outstanding March 31, 2020 and June 30, 2019, respectively	132,540,145	132,228,967
Accumulated Deficit	(133,943,970)	(133,062,606)

Total stockholders’ deficit	(1,403,825)	(833,639)

Total liabilities and stockholders’ deficit	$150,751	$95,237

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Operations

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

Sales, related party	$-	$12,715	$-	$161,781
Total Revenue	-	12,715	-	161,781

Cost of Sales	-	7,442	-	72,176

Gross Profit	-	5,273	-	89,605

Operating Expenses:
General and administrative	46,395	110,286	214,739	407,030
Salaries and wages	68,779	141,605	210,781	422,131
Research and development	6,709	7,595	23,849	57,063
Sales and marketing	19,776	225	20,081	843
Depreciation and amortization	621	1,947	4,515	5,840
Consulting expenses (including share-based compensation)	175,979	125,954	351,678	348,070

Total Operating Expenses	318,259	387,612	825,643	1,240,977

Operating Loss	(318,259)	(382,339)	(825,643)	(1,151,372)

Other Income (expense)

Interest income	4	77	17	99
Other Income	-	75	-	27,943
Interest expense	(17,112)	(14,795)	(42,189)	(31,767)
Total Other Income (Expense)	(17,108)	(14,643)	(42,172)	(3,725)
Net Loss	(335,367)	(396,982)	(867,815)	(1,155,097)

Preferred Stock Dividends	(4,475)	(4,438)	(13,549)	(13,512)
Net Loss Available to Common Stockholders	(339,842)	(401,420)	(881,364)	(1,168,609)

Net Loss per common share:
Basic and diluted	$-	$-	$(0.01)	$(0.01)
Weighted average number of common shares outstanding:
Basic and diluted	122,758,901	121,964,130	122,732,306	108,930,341

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Changes in Stockholders’ Deficit

For the three and nine months ended March 31, 2020 and 2019

(unaudited)

	Preferred Stock		Common Stock
	Number of		Number of		Subscription	Accumulated
	Shares	Amount	Shares	Amount	Deposits	Deficit	Total

Balance at June 30, 2019	-	$-	122,621,646	$132,228,967	$-	$(133,062,606)	$(833,639)

Cummulative Dividend on Series L CV Preferred	-	-	-	-	-	(4,537)	(4,537)

Net loss	-	-	-	-	-	(255,040)	(255,040)

Balance at September 30, 2019	-	$-	122,621,646	$132,228,967	$-	$(133,322,183)	$(1,093,216)

Cummulative Dividend on Series L CV Preferred	-	-	-	-	-	(4,537)	(4,537)

Shares Issued for Cash	-	-	137,255	70,000	-	-	70,000

Stock options expense	-	-	-	60,699	-	-	60,699

Net loss	-	-	-	-	-	(277,408)	(277,408)

Balance at December 31, 2019	-	$-	122,758,901	$132,359,666	$-	$(133,604,128)	$(1,244,462)

Cummulative Dividend on Series L CV Preferred	-	-	-	-	-	(4,475)	(4,475)

Shares Issued for Cash	-	-	117,648	60,000	-	-	60,000

Stock option expense	-	-	-	120,479	-	-	120,479

Net loss	-	-	-	-	-	(335,367)	(335,367)

Balance at March 31, 2020	-	$-	122,876,549	$132,540,145	$-	$(133,943,970)	$(1,403,825)

Balance at June 30, 2018	591	$7,589,173	33,597,241	$125,108,179	$-	$(133,064,117)	$(366,765)

Conversion Viable Series M Cv Preferred to common stock	(591)	(5,910,000)	87,044,089	5,910,000	-	-	-

Adjustment to correct number of common shares	-	-	(80)	-	-	-	-

Cummulative Dividend on Series M CV Preferred	-	(1,679,173)	-	-	-	1,679,173	-

Cummulative Dividend on Series L CV Preferred	-	-	-	-	-	(4,537)	(4,537)

Net loss	-	-	-	-	-	(401,139)	(401,139)

Balance at September 30, 2018	-	$-	120,641,250	$131,018,179	$-	$(131,790,620)	$(772,441)

Cummulative Dividend on Series L CV Preferred	-	-	-	-	-	(4,537)	(4,537)

Adjustment to correct number of common shares	-	-	6	-	-	-	-

Shares Issued for Cash	-	-	294,117	150,000			150,000

Subscription Deposit Received	-	-	-	-	50,000	-	50,000

Net loss	-	-	-	-	-	(356,976)	(356,976)

Balance at December 31, 2018	-	$-	120,935,373	$131,168,179	$50,000	$(132,152,133)	$(933,954)

Cummulative Dividend on Series L CV Preferred	-	-	-	-	-	(4,438)	(4,438)

Shares Issued for Cash	-	-	1,490,195	760,000	-	-	760,000

Subscription deposit converted to common stock	-	-	98,039	50,000	(50,000)	-	-

Stock options expense	-	-	-	26,705	-	-	26,705

Net loss	-	-	-	-	-	(396,982)	(396,982)

Balance at March 31, 2019	-	$-	122,523,607	$132,004,884	$-	$(132,553,553)	$(548,669)

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Cash Flows

(unaudited)

	Nine months ended	Nine months ended
	March 31, 2020	March 31, 2019

Net loss	$(867,815)	$(1,155,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,515	5,840
Stock option expense	181,178	26,705
Bad debt expense	19,665	-

Changes in assets and liabilities and stockholders deficit:
(Increase) decrease in due from related party, net of allowance	-	27,153
(Increase) decrease in employee advances	(5,000)	-
(Increase) decrease in royalty receivable	-	21,753
(Increase) decrease in other receivables, net of allowance	-	(11,115)
(Increase) decrease in prepaid expenses	340	(4,233)
Increase (decrease) in accounts payable and accrued expenses	206,923	(40,487)
Change in right of use asset/lease obligation, net	322	-
Total adjustments	407,943	25,616

Net cash used in operating activities	(459,872)	(1,129,481)

Cash flows from financing activities:
Proceeds from promissory notes, related party	320,000	400,000
Proceeds from issuance of common stock	130,000	960,000

Net cash provided by financing activities	450,000	960,000

Net decrease in cash and cash equivalents	(9,872)	(169,481)

Cash and cash equivalents at beginning of period	44,615	271,540

Cash and cash equivalents at end of period	$34,743	$102,059

Supplemental Disclosure of cash flow information:
Cash paid for interest	$40,068	$31,767
Cash paid for taxes	$-	$-

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2020

(1) ORGANIZATION AND NATURE OF BUSINESS

Imaging Diagnostic Systems, Inc. (the “Company” or “IDSI”) is a medical technology company that has developed a new, non-invasive CT scanner called CTLM® that uses a laser beam in place of ionizing X-ray for breast imaging. This technology is called Diffuse Optical Tomography. The CTLM® will provide an adjunctive imaging modality to other methods of imaging the breast such as X-ray mammography, MRI and ultrasound.

(2) GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements are prepared assuming the Company will continue as a going concern. As of March 31, 2020, the Company had an accumulated deficit of $133,943,970, a stockholders’ deficit of $1,403,825 and a working capital deficiency of $1,098,894. For the nine months ended March 31, 2020, net loss totaled $867,815. The net cash used in operating activities for the nine months ended March 31, 2020 totaled $459,872. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company received from the Chinese FDA (“CFDA”) marketing clearance for the CTLM® effective November 16, 2018 to November 15, 2023, as disclosed in the Company’s Form 8-K filing on December 11, 2018. However, there can be no assurance that we will obtain U.S. Food and Drug Administration (“FDA”) marketing or other new international marketing clearances, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® in China or elsewhere to allow us to operate profitably. If our majority shareholder Viable International Investments, LLC (“Viable”) fails to continue funding, the Company would be materially adversely affected and may have to cease operations due to a lack of funding. These matters affect the Company’s liquidity profile, and management’s plans in those regards are discussed in the paragraphs that follow.

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

The Company’s next focus, after having obtained CFDA approval in China, is on obtaining marketing clearance of its CTLM® Breast Imaging System through the FDA. The premarket approval (“PMA”) process for U.S. marketing clearance is expected to take longer than the Chinese process, and we intend to resume this effort after achieving successful marketing and sales of CTLM® systems in China. Our sales and marketing efforts in China have been significantly hindered by the ongoing COVID-19 pandemic, and therefore we do not expect revenue from China until the third or fourth quarter of fiscal 2021. No sales in other countries are expected in the near future, as we do not intend to pursue sales in other countries until after obtaining FDA marketing clearance, as to which there can be no assurance.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2020

(2) GOING CONCERN AND MANAGEMENT’S PLANS (Continued)

On October 23, 2019, the Company entered into a consulting agreement (“the Agreement”) effective as of November 1, 2019, with Dr. Huabei Jiang to serve as IDSI’s Chief Scientific Consultant. Pursuant to the Agreement, Dr. Jiang is focusing on improving the technical performance and image quality of IDSI’s Computed Tomography Laser Mammography (CTLM®) breast imaging device. The details of the Agreement were disclosed on the Form 8-K filed with the SEC on October 29, 2019. As of the date of this report, Dr. Huabei Jiang has made progress on the image quality, but the efficacy of the improvements will need to be tested once the COVID-19 crisis passes.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise additional capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) successfully develop, market, and sell its products. Due to the difficulty of raising additional capital during the current COVID-19 crisis, the Company has been taking aggressive measures to reduce its operating costs in order to preserve cash. The Company has also applied for the Paycheck Protection Program (“PPP”) and the Economic Injury Disaster Loan (“EIDL”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company’s ability to meet its cash flow requirements throughout fiscal 2020 and continue its development and commercialization efforts will be dependent on the length and severity of the COVID-19 crisis and the Company’s ability to secure additional funding through the CARES Act. There can be no assurance that IDSI will generate sufficient revenue to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to execute its plan of operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2019, contained in our General Form for Registration of Securities of Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on September 30, 2019. The results of operations for the nine months ended March 31, 2020, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2020.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2020

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Our allowance for doubtful accounts was $19,665 as of March 31, 2020 and $0 as of June 30, 2019.

(d) Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company. There were no cash equivalents at March 31, 2020 and June 30, 2019.

(e) Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit of $250,000. At March 31, 2020 and June 30, 2019, the Company had $0 in excess of the federally insured limit.

The Company did not have any revenue for the nine months ended March 31, 2020. For the nine months ended March 31, 2019, all of the revenues were from Xi’an IDI Laser Imaging Co. Ltd.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2020

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company had 10,882,662 and 7,717,136 options vested as of March 31, 2020 and June 30, 2019, respectively and 4,213,184 and 5,730,522 options not yet vested as of March 31, 2020 and June 30, 2019, respectively.

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

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. During the nine months ended March 31, 2020, the Board granted options to purchase 2,098,188 shares with an exercise price of $.51 per share to an employee and a consultant. No stock options were granted to employees and consultants during the nine months ended March 31, 2019. Stock options are being expensed pursuant to ASC 718.

The fair value concepts were not changed significantly in ASC 718; however, in adopting this Standard, companies were given the option to choose among alternative valuation models and amortization assumptions. We elected to continue to use the Black-Scholes option pricing model and expense the options as compensation over the requisite vesting period of the grant. We will reconsider use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. See Note (15) Stock Options.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2020

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

The Company has determined that no impairment losses need to be recognized through the nine months ended March 31, 2020 and 2019.

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

March 31, 2020

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m) Warranty reserve

The Company warrants all products and parts supplied for a period of 12 months from the date of installation or 15 months from the date the products was/were shipped from IDSI, whichever occurs first. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Based on the Company’s experience, the warranty reserve was estimated based on the replacement cost of the laser and certain electronic parts. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The Company had no warranty reserve balance as of March 31, 2020 or June 30, 2019.

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

(o) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments. After a review of our accounts receivable, the Company has not recorded an allowance for doubtful accounts. The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At March 31, 2020 and June 30, 2019, the aggregate fair value of the Company’s debt obligations approximated its carrying value. The Company relies upon the guidance of ASC 820 (“Fair Value Measurements and Disclosures”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly, transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2020

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2020

(4) REVENUE (Continued)

Information about the Company’s net sales by reporting segment for the nine months ended March 31, 2020 and 2019 is as follows:

	For the nine months ended
	March 31,	March 31,
	2020	2019
Sales-parts, related party	$-	$161,781
Net sales	$-	$161,781

All sales-parts, related party are sales to a customer located in China.

(5) DUE FROM RELATED PARTY

On March 22, 2018, the Board of Directors approved the execution of two agreements with Xi’an of China, an affiliated Company of IDSI. The agreements are a Know How Transfer Contract and a CTLM Know How Confidentiality Agreement. The contract, having a term of 20 years, stipulates that Xi’an will pay IDSI a know how transfer fee of 25% of revenue for CTLM product sales in their territory. The Company also sells inventory parts or acquires parts from third parties on behalf of Xi’an. For the nine months ended March 31, 2020 and 2019, such sales totaled $0 and $161,781, respectively. As of March 31, 2020 and June 30, 2019, the Company has receivables from related parties, net of allowance of $0 and $7,700, respectively as a result of sales of inventory parts or acquisition of parts from third parties on behalf of Xi’an. Xi’an and Viable have common ownership hence these transactions are considered related party transactions. During the three months ended March 31, 2020, the Company decided to reserve the full amount of the receivable of $7,700 due to its age as well as the current COVID-19 crisis.

Additionally, as of March 31, 2020 and June 30, 2019, the Company has amounts due from related parties, net of allowance of $0 and $11,965, respectively. The majority of the amount due is $11,115 due from Xi’an. This was for product that was purchased by Xi’an that IDSI paid for. Xi’an will reimburse IDSI for the amounts paid on their behalf. During the three months ended March 31, 2020, the Company decided to reserve the full amount of the amount due from related parties of $11,965 due to its age as well as the current COVID-19 crisis.

(6) ROYALTY RECEIVABLE

On June 16, 2006, the Company entered into a Royalty Agreement with Bioscan Inc. whereby the Company established a licensing relationship with Bioscan which granted Bioscan an exclusive sublicensable, royalty-bearing license to make, use, offer for sale, import and otherwise develop and commercialize products in its territory. Bioscan Inc. was subsequently purchased by TriFoil Imaging. During the nine months ended March 31, 2020 and 2019, there was no royalty income. As of March 31, 2020 and June 30, 2019, the Company had a royalty receivable balance of $0 and $0, respectively.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2020

(7) INVENTORIES

Inventories consisted of the following:

	March 31, 2020	June 30, 2019

Raw materials consisting of purchased parts, components and supplies	$369,452	$369,747
Work-in process including units undergoing final inspection and testing	52,500	52,500
Finished goods	15,000	15,000
Total Inventory	$436,952	$437,247
Inventory Reserve	(436,952)	(437,247)
Net Inventory	$-	$-

Due to the age of the inventory, lack of demand for parts and lack of sales the Company wrote off all inventory during the year ended June 30, 2017 and has booked a reserve for the entire value of its inventory as of March 31. 2020 and June 30, 2019. For the nine months ended March 31, 2020, reduction of inventory represents physical count adjustments.

(8) PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	March 31, 2020	June 30, 2019	Useful life

Furniture and Fixtures	$261,011	$261,011	5 years
Computers and Equipment	370,704	370,704	5 years
Third Party Software	10,291	10,291	5 years
Clinical Equipment	15,000	15,000	5 years
Total Property & Equipment	$657,006	$657,006
Less: accumulated depreciation	(642,130)	(637,615)
Total Property & Equipment - Net	$14,876	$19,391

Depreciation expense for the nine months ended March 31, 2020 and 2019 was $4,515 and $5,840 respectively.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2020

(9) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2020 and June 30, 2019, accounts payable and accrued expenses totaled $241,866 and $34,943, respectively, which consists of accounts payable of $232,970 and $27,912 and other accrued expenses of $8,896 and $7,031, respectively.

(10) ACCRUED PAYROLL TAXES AND PENALTIES

As of March 31, 2020 and June 30, 2019, the Company owed the IRS $314,019 and $314,019, respectively. Accrued payroll taxes represent outstanding interest and penalties based on prior management’s failure to pay payroll taxes commencing with the quarter ending March 31, 2010. As part of new management’s restructuring plan, the Company received funds from an accredited investor to be able to make a payment to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting penalty and interest abatement. The amount due at March 31, 2020 of $314,019 represents the interest and penalties. The Company has formally asked the IRS to abate all remaining interest and penalties of $314,019. The Company had a telephone conference on April 18, 2019 with the office of appeals and is waiting for further communications from the appeals officer.

(11) PROMISSORY NOTES – RELATED PARTY

The following table is a summary of the outstanding note balances as of March 31, 2020 and June 30, 2019.

Noteholder	Interest Rate	Maturity Date	March 31, 2020	June 30, 2019
Related Party Notes:
Erhfort, LLC	15%	9/30/20	$100,000	$100,000
Erhfort, LLC	15%	9/30/20	100,000	100,000
JM One Holdings, LLC	15%	8/31/20	20,000	-
Erhfort, LLC	15%	9/30/20	100,000	-
Erhfort, LLC	15%	9/30/20	100,000	-
Erhfort, LLC	15%	9/30/20	100,000	-
Total Related Party Notes			$520,000	$200,000

Each of Erhfort, LLC and JM One Holdings, LLC owns Company common stock directly or indirectly. Hence these debts are considered related party debt.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2020

(11) PROMISSORY NOTES – RELATED PARTY (Continued)

During the nine months ended March 31, 2020, the Company received loan proceeds of $300,000 from Erhfort, LLC and $20,000 from JM One Holdings, LLC, both of which are related parties. The loans from Erhfort have an annual interest rate of 15% and interest is being accrued and paid monthly. The loan from JM One Holdings, LLC will accrue interest monthly at an annual rate of 15%, but interest will not be paid until maturity. The maturity dates for all loans with original maturity dates prior to September 30, 2020 from Erhfort were extended to September 30, 2020.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2020

(12) LEASES (Continued)

Our leases have remaining lease terms of 9 to 22 months as of March 31, 2020.

The components of lease expense were as follows:

Nine Months Ended
March 31, 2020
Operating lease expense	$76,662
Total lease expense	$76,662

Supplemental cash flow information related to leases was as follows:

Nine Months Ended
March 31, 2020
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$76,339

Right-of-use assets obtained in exchange for new lease obligation
Operating leases	$147,291

Supplemental balance sheet information related to leases was as follows:

March 31, 2020
Operating leases
Operating lease right-of-use assets	$84,906

Current portion of operating lease liability	73,978
Operating lease liability, net of current portion	11,250
Total operating lease liability	$85,228

Weighted Average Remaining Lease Term
Operating leases	1.04 Years

Weighted Average Discount Rate
Operating leases	15%

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2020

(12) LEASES (Continued)

As of March 31, 2020, maturities of lease liabilities were as follows:

Operating
Years Ended June 30,	Leases
2020	$25,661
2021	58,546
2022	8,427
Total minimum lease payments	92,634
Less: amounts representing interest	(7,406)
Present value of capital lease liabilities	$85,228

(13) CONVERTIBLE PREFERRED STOCK

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of March 31, 2020:

Security	Date Issued	No. of Shares	Amount	Date of Conversion	No. of Shares Converted	Amount Converted	Balance 3/31/2020
Series M Cv Pfd	8/1/2014	250	$2,500,000	4/18/2017	6	$60,000
				11/21/2017	3	30,000
				8/7/2018	241	2,410,000
Series M Cv Pfd	8/31/2015	200	2,000,000	8/7/2018	200	2,000,000
Series M Cv Pfd	4/22/2016	150	1,500,000	8/7/2018	150	1,500,000
Total Series M Cv Pfd		600	$6,000,000		600	$6,000,000	$-0	-
Dividends							-0	-
				Total redemption value			$0	-

Series L Cv Pfd	2/10/2010	35	$350,000	1/6/2011	15	$150,000	$200,000
Dividends							193,463
				Total redemption value			$393,463

Series L Convertible Preferred Stock

On March 31, 2010, a private investor converted a $350,000 short-term promissory note into 35 shares of Series L Convertible Preferred Stock. The original purchase price/stated value is $10,000 per share and dividends accrue at an annual rate of 9%. The preferred stock is convertible into 474 shares of common stock for each share of preferred stock. On January 6, 2011, the private investor converted 15 shares of Series L Convertible Preferred Stock representing a principal value of $150,000. After the conversion, the private investor held 20 shares representing a principal value of $200,000. The remaining principal value of $200,000 is presented on the balance sheet as temporary equity, as the holder has the option to redeem for cash at any time. At March 31, 2020 and June 30, 2019, the balance of cumulative dividends owed to the investor which is included in redemption value was $193,463 and $179,914, respectively. The total presented on the balance sheet as temporary equity is $393,463 as of March 31, 2020 and $379,914 as of June 30, 2019.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2020

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

March 31, 2020

(14) COMMON STOCK

The Company has 500,000,000 of common shares no par value authorized and 2,000,000 of no par preferred shares authorized.

During the nine months ended March 31, 2020, the Company issued 254,903 shares of its common stock to non-affiliated accredited investors pursuant to subscription agreements for $130,000. The price per share was approximately $.51 per share.

During the nine months ended March 31, 2019, the Company issued 87,044,089 shares of its common stock as Viable exercised its right to convert the remaining 591 shares of its Series M Convertible Preferred Stock valued at $5,910,000 into 87,044,089 shares of restricted common stock on August 7, 2018. The Company also issued 1,882,351 shares of its common stock to non-affiliated accredited investors pursuant to subscription agreements for $960,000. The price per share was approximately $.51 per share.

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

On January 1, 2017, the Board granted options to purchase a total of 7,364,136 shares, all with an exercise price and fair value of $0.20 per share. Options were granted to nine employees to purchase 5,498,555 shares and to six consultants to purchase 1,865,581 shares. On January 1, 2018, the Board granted options to purchase 5,000,000 shares all with an exercise price and fair value of $0.20 per share to four consultants. On May 1, 2018, the Board granted an option to purchase 500,000 shares with an exercise price and fair value of $0.20 per share to an additional consultant. On January 1, 2019, the Board granted options to purchase 2,040,000 shares all with an exercise price of $.20 and fair value of $.51 per share to five consultants. On May 1, 2019, the Board granted an option to purchase 360,000 shares with an exercise price of $.20 and fair value of $.51 per share to a consultant. On November 1, 2019, the Board granted an option to purchase 2,000,000 shares with an exercise price of $.51 and fair value of $.51 per share to a consultant. On March 1, 2020, the Board granted an option to purchase 98,188 shares with an exercise price of $.51 and fair value of $.51 to an employee.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2020

(15) STOCK OPTIONS (Continued)

	As of March 31, 2020	As of June 30, 2019
Expected volatility	23 to 24.00%	24.00%
Expected term	4 to 5 Years	5 Years
Risk-Free interest rate	1.55 to 2.49%	2.49%
Forfeiture rate	0.00%	0.00%
Expected dividend rate	0.00%	0.00%

The following table summarizes information about all of the stock options granted, exercised and cancelled under the 2016 Plan at March 31, 2020 and June 30, 2019:

Employees/Consultants	Options	Wtd. Avg. Exercise Price
Outstanding at June 30, 2018	11,636,777	$0.20
Granted	2,400,000	$0.20
Exercised	-	$-
Cancelled	(589,132)	$0.20
Outstanding at June 30, 2019	13,447,645	$0.20
Granted	2,098,188	$0.51
Exercised	-	$-
Cancelled	(450,000)	$0.20
Outstanding at March 31, 2020	15,095,833	$0.24

The following table summarizes information about vested and unvested options under the 2016 Plan at March 31, 2020 and June 30, 2019:

Employees/Consultants	Unvested	Vested	Total
Outstanding at June 30, 2018	6,825,181	4,811,596	11,636,777
Granted	1,800,000	600,000	2,400,000
Vested	(2,305,527)	2,305,527	-
Cancelled	(589,132)	-	(589,132)
Outstanding at June 30, 2019	5,730,522	7,717,123	13,447,645
Granted	1,598,188	500,000	2,098,188
Vested	(2,665,526)	2,665,526	-
Cancelled	(450,000)	-	(450,000)
Outstanding at March 31, 2020	4,213,183	10,882,649	15,095,833

Unvested options will be expensed under the Black-Scholes options-pricing model when they vest. As of March 31, 2020, the remaining options to be expensed when vested over the next two and a half years are estimated to be $517,513.

At March 31, 2020, the Company has issued options pursuant to six different stock option plans, the most recent being the 2016 Plan. The previous five plans through and including the 2012 Non-Statutory Plan have a remaining total of options vested and exercisable to purchase 13 shares at exercise prices from a high of $13,500 to a low of $350 per share. The tables below summarize information about these five plans:

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2020

(15) STOCK OPTIONS (Continued)

Employees/Consultants	Options	Wtd. Avg. Exercise Price
Outstanding at June 30, 2018	13	$1,210
Granted	-	$-
Exercised	-	$-
Cancelled	(.31)	$6,083
Outstanding at June 30, 2019	13	$976

Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at March 31, 2020	13	$976

Vested & Exercisable Stock Options	March 31, 2020	June 30, 2019
Employee 2016 Equity Plan	-	-
Director 2016 Equity Plan	-	-
Employee Other Plans	13	13
Directors and Consultants Other Plans	-	-
Total	13	13

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

(16) COMMITMENTS AND CONTINGENCIES

The Company previously carried $3,000,000 in product liability insurance to cover both clinical sites and sales. As part of its cost savings initiatives, the Company cancelled the policy as it had not had any adverse experiences after conducting more than 25,000 patient scans worldwide. Also, due to the lack of sales, there is currently no risk of claims. The Company is now self-insuring the risk of product liability.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2020

(16) COMMITMENTS AND CONTINGENCIES (Continued)

During fiscal 2018, as part of new management’s restructuring plan, the Company received funds from an accredited investor to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting abatement of penalties and interest totaling $314,019 which is recorded on the balance sheet as of March 31, 2020. The IRS is considering the request.

The Company leases a commercial building from Isco Properties, LLC for its offices and warehouse in Fort Lauderdale, FL. The term of the lease is five years beginning February 2014 with a monthly base rent beginning at $6,360 and increasing at a rate of 3% per year. The total rent commitment for the five years is $405,031, which has been fully satisfied as of March 31, 2020. Total rent expense for operating leases for offices and manufacturing facilities amounted to $61,153 and $67,197 for the nine months ended March 31, 2020 and the 2019, respectively. On October 31, 2018, the Company extended the lease for two years from February 1, 2019 to January 31, 2021. The monthly base rent is $7,150 for the 1st year and $7,350 for the 2nd year. The lease agreement was amended on August 1, 2019 which changed the total base rent for year 1 to $76,102 and year 2 to $98,452. This was the result of an agreement to reduce the base rent from August through October of 2019 by $6,650 per month and increasing the base rent from November 2019 through April 2020 by $3,417.38 (which includes imputed interest of $92.38 per month) to make up the deficit. The rent commitment before sales tax for the two years is $174,554. On January 8, 2019, the Company entered into an auto lease agreement. The term of the lease is 3 years beginning January 8, 2019 with a monthly lease payment of $1,204 due on the 7th day of each month. The total lease commitment including sales tax for the 3 years is $43,338.

(17) SUBSEQUENT EVENTS

Through the date of this report the Company has been taking drastic measures as a response to the global COVID-19 crisis to preserve working capital. These measures include salary reductions and deferral of payments to vendors. The Company is currently in negotiations with its landlord to defer lease payments and has made the decision to furlough all employees from May 1, 2020 until August 1, 2020. The Company has also applied for the Paycheck Protection Program (“PPP”) and the Economic Injury Disaster Loan (“EIDL”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act As of the date of this report, IDSI has received a $4,000 advance from the EIDL and proceeds of $79,600 under the PPP. The Company is seeking total funding of $79,600 under PPP and $200,000 under EIDL. There can be no assurance that the Company will receive this funding

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q for the period ended March 31, 2020, contains “forward-looking statements” within the meaning of the federal securities laws and use terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements. These forward-looking statements include, among others, statements relating to our business strategy, which is based upon our interpretation and analysis of trends in the healthcare treatment industry, especially those related to the diagnosis and treatment of breast cancer, and upon management’s ability to successfully develop and commercialize its principal product, the CTLM®. This strategy assumes that the CTLM® will provide benefits, from both a medical and an economic perspective, to current alternative techniques for diagnosing and managing breast cancer. Factors that could cause actual results to materially differ include, without limitation, the ongoing global COVID-19 pandemic/economic crisis, the timely and successful completion of our clinical trials required by the U.S. Food and Drug Administration (“FDA”) and compliance with the regulations of the FDA and the China Food and Drug Administration (“CFDA”); the timely and successful submission of our FDA application for pre-market approval and our ability to obtain U.S. marketing clearance; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing through private placements or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future. There are also many known and unknown risks, uncertainties and other factors, including, but not limited to, technological changes and competition from new diagnostic equipment and techniques, changes in general economic conditions, healthcare reform initiatives, legal claims, regulatory changes and risk factors detailed from time to time in our Securities and Exchange Commission filings that may cause these assumptions to prove incorrect and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described above and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed on September 30, 2019. All forward-looking statements and risk factors included in this Form 10-Q report and in the Form 10-K report are made as of the date of the relevant disclosure document based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements or risk factors. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. Since our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements.

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

As of the date of this quarterly report on Form 10-Q for the nine months ended March 31, 2020, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through March 31, 2020 of $133,943,970 after discounts and dividends on preferred stock. We incurred net losses applicable to common shareholders of $881,364 for the nine months ended March, 2020 and $1,168,609 for the nine months ended March 31, 2019. The Company received marking clearance for the CTLM® from the Chinese FDA (“CFDA”) effective November 16, 2018 to November 15, 2023 as disclosed in the Company’s 8-K report filed December 11, 2018; however we anticipate that substantial losses from operations will continue until we begin to generate revenues through the sales of CTLM® systems in China. We believe that we face substantial delays before receiving marketing clearance through the U.S. Food and Drug Administration (“FDA”). These losses will be primarily due to an anticipated increase in marketing, manufacturing and operational expenses associated with the international commercialization of the CTLM®, expenses associated with international commercialization of the CTLM®, expenses associated with FDA approval processes, and the costs associated with advanced product development activities. We have implemented a new business strategy which includes a licensing agreement on June 20, 2017 with Xi’an IDI Laser Imaging Co. Ltd (Xi’an IDI), a related party, to shift manufacturing of the CTLM® for the China and Asian markets to China.

The Company’s next regulatory focus, after having obtained CFDA approval in China, is on obtaining marketing clearance of its CTLM® Breast Imaging System through the FDA. The premarket approval (“PMA”) process for U.S. marketing clearance is expected to take longer than the Chinese process, and we intend to resume this effort after successful marketing and sales of CTLM® systems in China. Our sales and marketing efforts in China have been significantly hindered by the ongoing COVID-19 pandemic, and therefore we do not expect revenue from China until the third or fourth quarter of fiscal 2021. No sales in other countries are expected in the near future, as we do not intend to pursue sales in other countries until after obtaining FDA marketing clearance.

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

On October 23, 2019, the Company entered into a consulting agreement (“the Agreement”) effective as of November 1, 2019, with Dr. Huabei Jiang to serve as IDSI’s Chief Scientific Consultant. Pursuant to the Agreement, Dr. Jiang is focused on improving the technical performance and image quality of IDSI’s Computed Tomography Laser Mammography (CTLM®) breast imaging device. The details of the Agreement were disclosed on the Form 8-K filed with the SEC on October 29, 2019. As of the date of this report, we believe that Dr. Huabei Jiang has made substantial progress on the image quality, but the efficacy of the improvements will need to be tested once the COVID-19 crisis passes.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, we analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. During the nine months ended March 31, 2020, the Company granted options to purchase 2,098,188 shares with an exercise price of $.51 per share to an employee and consultant. During the nine months ended March 31, 2019, no stock options were granted to employees or consultants. Those options are being expensed pursuant to ASC 718.

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

RESULTS OF OPERATIONS

Sales and Cost of Sales

Revenues during the three months ended March 31, 2020, were $0, representing a decrease of $12,715 or 100% from $12,715 during the three months ended March 31, 2019.

The Cost of Sales during the three months ended March 31, 2020, was $0, representing a decrease of $7,442 or 100% from $7,442 during the three months ended March 31, 2019. The Company has booked a reserve for the inventory other than the inventory purchased recently and sold to Xi’an IDI. The reserve was booked due to the age of the inventory, lack of demand for parts and lack of sales. The $7,442 of cost of sales during the three months ended March 31, 2019 was a result of recently purchased inventory that was subsequently sold to Xi’an IDI.

Revenues during the nine months ended March 31, 2020, were $0, representing a decrease of $161,781 or 100% from $161,781 during the nine months ended March 31, 2019.

The Cost of Sales during the nine months ended March 31, 2020, was $0, representing a decrease of $72,176 or 100% from $72,176 during the nine months ended March 31, 2019. The Company has booked a reserve for the inventory other than the inventory purchased recently and sold to Xi’an IDI. The reserve was booked due to the age of the inventory, lack of demand for parts and lack of sales. The $72,176 of cost of sales during the nine months ended March 31, 2019 was a result of recently purchased inventory that was subsequently sold to Xi’an IDI.

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

General and administrative expenses during the three months ended March 31, 2020, were $46,395 representing a decrease of $63,891 or 58% from $110,286 during the three months ended March 31, 2019.

The general and administrative decrease of $63,891 is due primarily to a decrease in legal fees related to relisting the Company with the SEC in 2018 as well as decreases in other operating expenses due to efforts to streamline operations.

General and administrative expenses during the nine months ended March 31, 2020, were $214,739 representing a decrease of $192,291 or 47% from $407,030 during the nine months ended March 31, 2019.

The general and administrative decrease of $192,291 is due primarily to a decrease in legal fees related to relisting the Company with the SEC and working on a settlement with the IRS in 2018 as well as decreases in other operating expenses due to efforts to streamline operations.

We do not expect a material change in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

SALARIES AND WAGES

Our salaries and wages expenses include compensation, related benefits, payroll taxes and other payroll fees for all employees.

Salaries and wages expense during the three months ended March 31, 2020, were $68,779 representing a decrease of $72,826 or 51% from $141,605 during the three months ended March 31, 2019.

The decrease of $72,826 is primarily the result of the Company’s ongoing efforts to scale back on its workforce to streamline operations as well as a shift of certain roles and responsibilities to Xi’an IDI.

Salaries and wages expense during the nine months ended March 31, 2020, were $210,781 representing a decrease of $211,350 or 50% from $422,131 during the nine months ended March 31, 2019.

The decrease of $211,350 is primarily the result of the Company’s ongoing efforts to scale back on its workforce to streamline operations as well as a shift of certain roles and responsibilities to Xi’an IDI.

RESEARCH AND DEVELOPMENT

We incur research and development expenses to develop significant enhancements to our sole product, the CTLM®. These expenses consist primarily of clinical costs, costs of materials and components to make product enhancements, new product research costs, and costs associated with servicing clinical collaboration sites.

Research and development expenses during the three months ended March 31, 2020 were $6,709 representing a decrease of $886 or 12% from $7,595 during the three months ended March 31, 2019.

The research and development decrease of $886 is not significant for the three months ended March 31, 2020 and 2019.

Research and development expenses during the nine months ended March 31, 2020 were $23,849 representing a decrease of $33,214 or 58% from $57,063 during the nine months ended March 31, 2019.

The research and development decrease of $33,214 is due primarily to decreases in clinical and regulatory expenses as well as decreases in other research and development expenses due to efforts to streamline operations.

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

Sales and marketing expenses during the three months ended March 31, 2020, were $19,776 representing an increase of $19,551 or 8,689% from $225 during the three months ended March 31, 2019. The increase sales and marketing expense is due primarily to the $19,665 of bad debt expense recorded to reserve the accounts receivable and amounts due from related parties.

Sales and marketing expenses during the nine months ended March 31, 2020, were $20,081 representing an increase of $19,238 or 2,282% from $843 during the nine months ended March 31, 2019. The increase sales and marketing expense is due primarily to the $19,665 of bad debt expense recorded to reserve the accounts receivable and amounts due from related parties.

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

Consulting expenses for the three months ended March 31, 2020, were $175,979 representing an increase of $50,025 or 40% from $125,954 during the three months ended March 31, 2019. The increase of $50,025 is due to the vesting of stock options on January 1, 2020 despite having fewer consultants during the three months ended March 31, 2020.

Consulting expenses for the nine months ended March 31, 2020, were $351,678 representing an increase of $3,608 or 1% from $348,070 during the nine months ended March 31, 2019. The increase of $3,608 is due to the vesting of stock options on January 1, 2020 and November 1, 2019 despite having fewer consultants during the nine months ended March 31, 2020.

AGGREGATE OPERATING EXPENSES

Total operating expenses (general and administrative, salaries and wages, research and development, sales and marketing, depreciation and amortization, and stock options) and cost of sales during the three months ended March 31, 2020, were $318,259, representing a decrease of $76,795 or 19% from $395,054 when compared to the operating expenses during the three months ended March 31, 2019.  The overall decrease in expenses was generally due to cost savings as a result of increased operating efficiency and reducing costs by outsourcing manufacturing.

Depreciation and amortization during the three months ended March 31, 2020, was $621 representing a decrease of $1,326 or 68% from $1,947 during the three months ended March 31, 2019.

Interest expense during the three months ended March 31, 2020, was $17,112 representing an increase of $2,317 or 16% from $14,795 during the three months ended March 31, 2019. The increase was due to a higher average loan balance outstanding during the three months ended March 31, 2020.

Total operating expenses and cost of sales during the nine months ended March 31, 2020, were $825,643, representing a decrease of $487,510 or 37% from $1,313,153 when compared to the operating expenses during the nine months ended March 31, 2019.  The overall decrease in expenses was generally due to cost savings as a result of increased operating efficiency and reducing costs by outsourcing manufacturing.

Depreciation and amortization during the nine months ended March 31, 2020, was $4,515 representing a decrease of $1,325 or 23% from $5,840 during the nine months ended March 31, 2019.

Interest expense during the nine months ended March 31, 2020, was $42,189 representing an increase of $10,422 or 33% from $31,797 during the nine months ended March 31, 2019. The increase was due to a higher average loan balance outstanding during the nine months ended March 31, 2020.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $34,743 at March 31, 2020 and $44,615 at June 30, 2019.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to generate sales in China and obtain FDA marketing clearance, the expected costs of commercializing our initial product, the CTLM®, and the time required for homologations from certain countries.

Our inventory, which consists of raw materials, work in process (including completed units under testing), and finished goods totaled $436,952 at March 31, 2020 and $437,247 at June 30, 2019.  Raw materials used for research and development or other purposes are expensed and not included in inventory. The net inventory is $0 at March 31, 2020 and June 30, 2019 because the Company has recorded an allowance for slow moving and obsolete inventory for the entire value of the inventory due to lack of demand for parts and lack of sales.

Our property and equipment, net, totaled $14,876 at March 31, 2020 and $19,391 at June 30, 2019.  The overall decrease of $4,515 is due entirely to depreciation during the nine months ended March 31, 2020.

Our operating lease right-of-use assets totaled $84,906 at March 31, 2020 and $0 at June 30, 2019. The increase in operating lease right-of-use assets was a result of the Company’s adoption of ASC 842 on July 1, 2019.

Our current liabilities, which consist of accounts payable, accrued payroll taxes and penalties, short term debt, and current portion of lease liabilities, totaled $1,149,863 at March 31, 2020 and $548,962 at June 30, 2019. Accounts payable and accrued expenses totaled $241,866 at March 31, 2020 and $34,943 at June 30, 2019. Accrued payroll taxes and penalties totaled $314,019 at March 31, 2020 and $314,019 at June 30, 2019. Promissory notes totaled $520,000 at March 31, 2020 and $200,000 at June 30, 2019. The current portion of lease liabilities totaled $73,978 at March 31, 2020 and $0 at June 30, 2019. Current liabilities increased because the Company incurred new short term related-party promissory notes during the nine months ended March 31, 2020 of $320,000. Accounts payable increased by $205,058 during the nine months ended March 31, 2020. Also, the Company recorded a lease liability due to the adoption of ASC 842 on July 1, 2019, which resulted in a further increase in current liabilities of $73,978.

Our long-term liabilities, which consists of the noncurrent operating lease liabilities totaled $11,250 at March 31, 2020 and $0 at June 30, 2019. The increase in operating lease liabilities was due to the adoption of ASC 842 on July 1, 2019.

Our temporary equity, which consists of Convertible Preferred Series L (including accrued dividends), totaled $393,463 at March 31, 2020 and $379,914 at June 30, 2019. The increase of $13,549 is due to dividends for the nine months ended March 31, 2020 that are being included in the total redemption value.

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

We have financed our operating and research and development activities through multiple private placements of common stock as well as short term loans from related parties.  During the nine months ended March 31, 2020 and 2019, we raised $130,000 and $960,000 through private placements of common stock, respectively, and $320,000 and $400,000 through short term related party loans, respectively.

Net cash used for operating and product development expenses, which include our purchase of additional materials to continue the manufacture of CTLM® Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law was $459,872 for the nine months ended March 31, 2020, compared to net cash used by operating activities and product development of the CTLM® and related software development of $1,129,481 during the nine months ended March 31, 2019.  At March 31, 2020, we had negative working capital of $1,079,229 compared to negative working capital of $473,116 at June 30, 2019. We do not expect to generate a positive internal cash flow for at least the next 12 months due to the time needed to ramp up our sales and marketing plan in China. Implementation of our plan has been severely impeded by the ongoing COVID-19 crisis, and abatement of the crisis is needed in order for our plan to succeed.

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

Through the date of this report, IDSI has been taking drastic measures as a response to the global COVID-19 crisis to preserve working capital. These measures include salary reductions and deferral of payments to vendors. We are currently in negotiations with our landlord to defer lease payments and have made the decision to furlough all employees from May 1, 2020 until August 1, 2020. We have also applied for the Paycheck Protection Program (“PPP”) and the Economic Injury Disaster Loan (“EIDL”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). As of the date of this report, IDSI has received a $4,000 advance from the EIDL and proceeds of $79,600 under the PPP. We are seeking total funding of $79,600 under PPP and $200,000 under EIDL. There can be no assurance that we will receive this funding.

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

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed on September 30, 2019, includes a detailed discussion of our risk factors. The risks described in our Form 10-K Report are not the only risks facing IDSI. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. For the nine months ended March 31, 2020, there were no material changes in risk factors as previously disclosed in our Form 10-K, except for the substantial risks associated with the ongoing global COVID-19 pandemic/economic crisis, which are described throughout this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Dated: May 15, 2020	Imaging Diagnostic Systems, Inc.

	By:	/s/ David Fong
David Fong
Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)