Form 10-K
period 2020-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2020-09-28
CIK 790652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Yes  ☐  No  ☒

The number of shares outstanding of the issuer’s common stock as of September 28, 2020: 122,876,549 shares of common stock, no par value.

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

Imaging Diagnostic Systems, Inc. (“IDSI” or the “Company”) is a late development stage medical technology company that has developed a new, non-invasive CT scanner (“CTLM®”) that uses a laser beam in place of ionizing X-ray for breast imaging. This technology is called Diffuse Optical Tomography. The CTLM® will provide an adjunctive imaging modality to other methods of imaging the breast such as X-ray mammography, MRI and ultrasound.

Since inception in December 1993 as a Florida corporation and subsequently its reverse merger with Alkan Corp., a New Jersey Corporation on April 14, 1994, we continued operations and changed our state of incorporation from New Jersey to Florida, effective July 1, 1995. On July 14, 1995, we filed with the United States Securities and Exchange Commission (“SEC”) a Form 10 SB for registration of our securities as a small business issuer. The Form 10 SB was declared effective in September 1995 and our stock began trading on the OTC Bulletin Board (OTC:BB) on September 20, 1995 under the symbol IMDS. We became a fully reporting company under Commission File Number 0-26028 and traded on the OTC:BB and then on the OTC:QB and ultimately on the OTC PINK until September 25, 2014, at which time our registration was revoked by the SEC for failure to timely file our required periodic reports. Our latest quarterly report on Form 10-Q that was filed prior to our filing of our Form 10 registration statement on August 28, 2018, was filed on May 15, 2013, for the quarter ended March 31, 2013. Our latest annual report on Form 10-K that was filed prior to the filing of our Form 10 registration statement on August 28, 2018, was filed on October 15, 2012, for the year ended June 30, 2012. Copies of our SEC reports through the date of revocation (the “Prior Reports”) are available at www.sec.gov.

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

As of the date of this annual report on Form 10-K for the year ended June 30, 2020, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through June 30, 2020 of $134,109,749 after discounts and dividends on preferred stock. We incurred net losses applicable to common shareholders of $1,047,143 for the year ended June 30, 2020 and $1,677,662 for the year ended June 30, 2019.

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

On October 23, 2019, we entered into a consulting agreement effective as of November 1, 2019, with Dr. Huabei Jiang to serve as IDSI’s Chief Scientific Consultant (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Jiang is focused on improving the technical performance and image quality of IDSI’s Computed Tomography Laser Mammography (CTLM®) breast imaging device. The details of this Agreement were disclosed on our Form 8-K report filed with the SEC on October 29, 2019. As of the date of this report, we believe that Dr. Jiang has made substantial progress on the image quality, and once effectiveness of the improvements has been established, then Xi’an IDI will resume their sales and marketing efforts in China. The improvement of the image quality is a critical milestone as we believe that it will allow us to begin generating revenues from the sale of CTLM® systems in China.

Once the IDSI has substantial revenues and cash flow, we believe we will be able to raise from operations and/or private investors the necessary funding to allow us to move forward with our CTLM® 3.0 project, as discussed in detail in the “CTLM®” section below. The CTLM® 3.0 project and some regulatory initiatives have been put on hold due to the COVID-19 pandemic and its consequences.

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

We have sold 26 CTLM® systems since inception. Since the Viable Acquisition in August 2014, we have ceased our international marketing effort and have focused on upgrading the CTLM® with the latest technology and obtaining marketing clearance in the U.S. and China. CTLM® version 2.0 was completed in 2016, and we are developing a CTLM® 3.0 prototype, which we believe will be ready for verification and validation testing in the fourth quarter of fiscal 2021.

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

Sales in China are not expected until the third or fourth quarter of fiscal 2021. No sales in other countries are expected in the foreseeable future. The Company’s next regulatory focus, after having obtained CFDA approval in China, is on obtaining U.S. marketing clearance of its CTLM® Breast Imaging System through the FDA. The PMA process for U.S. marketing clearance is expected to take considerably longer than the Chinese process.

Our financial statements have been prepared assuming that we will continue as a going concern. Our auditors, in their report for the fiscal year ended June 30, 2020 stated that we have incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 “Going Concern and Management’s Plans”, in the Notes to the Financial Statements. The accompanying financial statements for the Fiscal Year ended June 30, 2020 do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

BREAST CANCER

Breast cancer is the most common cancer in women worldwide. According to the International Agency for Research on Cancer (IARC) and World Health Organization (WHO). It is estimated that more than 2 million new cases of breast cancer occurred among women worldwide in 2018, (using the most recent data available at time of submission). Breast cancer incidence rates around the world vary a great deal. In general, developed countries (such as the U.S., England and Australia) have higher rates than developing countries (such as Cambodia, Nepal and Rwanda).

According to information provided by www.breastcancer.org, about one in eight U.S. women will develop invasive breast cancer over the course of her lifetime. In 2020, an estimated 276,480 new cases of invasive breast cancer are expected to be diagnosed in women in the U.S., along with 48,530 new cases of non-invasive (in situ) breast cancer. About 42,170 women in the U.S. are expected to die in 2020 from breast cancer. Death rates have been decreasing in women over 50, but have been steady for women under 50 since 2007. These decreases are thought to be the result of treatment advances, earlier detection through screening, and increased awareness.

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

Ultrasound

Ultrasound imaging is routinely used in breast imaging practices. Ultrasound (U/S) systems can image breast tissue by ’sonar’ techniques. Sound transducers are placed directly on breast tissue coupled with an acoustic gel substance. Trained sonographers locate suspicious or targeted areas by moving the transducer over the whole breast or over the region of interest. Breast ultrasound can be performed by a trained medical professional or it can also be done in an automated fashion. Sonographers generally acquire images in the United States. In some countries mostly outside the U.S., physicians directly perform the study and interpret the results. Ultrasound images are localized to areas of suspicion generally but not always detected by a previous mammogram. If mammographic results suggest the presence of a lesion, ultrasound may help differentiate a solid from a cystic mass, determine vascularity, concurrent adenopathy, and locate a safe biopsy access site. The global Medicare reimbursement rate for diagnostic bilateral breast ultrasound is approximately $164 per procedure and requires the use of capital equipment ranging in cost from approximately $60,000 to $400,000 depending upon unit hardware configuration, software platforms, and transducer selections.

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

Due to the COVID-19 pandemic, this project has been delayed. We expect to commence testing of our CTLM® 3.0 in the fourth quarter of fiscal 2021 and to launch the CTLM® 3.0 after testing and meeting all regulatory requirements.

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

Several CTLM® systems were retrofitted with laser diodes tuned to specific wavelengths of light which matched the compounds. Optical filters limited the spectral responses to selected wavelengths. Experiments were conducted by placing fluorescent compounds inside a breast equivalent phantom and scanning it with CTLM®. To our knowledge we were the first with the ability to excite a fluorescent compound, detect its location within the simulated breast, and create an image. On September 14, 1999, a patent was issued to IDSI titled “Laser Imaging Apparatus Using Biomedical Markers that Bind to Cancer Cells” as Patent No 5,952,664. This patent expired on January 16, 2018.

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

The FDA automatically classifies new technologies in Class III when limited safety information is available and no predicate device is available. It allows for multiple clinical studies to be pursued to gather the necessary data to obtain safety and clinical information to be used for future FDA submissions. At the time that we were developing the CTLM® system and considering our options for obtaining marketing clearance there was not enough data on laser based technologies nor were there approved other new medical devices dedicated to breast imaging other than the traditional x-ray technology. As a result, the FDA in an August 2011 letter recommended that we seek a PMA application, and we decided to proceed accordingly. After receipt of the PMA, IDSI can apply to have the risk reduced to the Class II risk classification where other diagnostic devices are classified.

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

Sales of CTLM® systems outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. The laws of certain European and Asian countries permit us to market the CTLM® in those countries before marketing would be permitted in the United States. As a result, we sold 26 CTLM® systems before the Viable Acquisition. In order to export the CTLM® to other countries we must obtain and maintain the FDA Certificate of Exportability for the CTLM®. This certificate is required for the export of Class III medical devices which have not received U.S. marketing clearance. The Certificate of Exportability must be renewed every two years. IDSI current certificate expired on August 20, 2020, but we are in the process of renewing the certificate.

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

Since the Viable Acquisition, we have decided to refocus on the Chinese market as it is by far the largest international market for the CTLM® , our management and Viable are very familiar with that market, and China’s more efficient regulatory procedures provide the opportunity to obtain marketing clearance well before U.S. marketing clearance is likely to be obtained.

In June 2017, we entered into a Technology Licensing Agreement (the “Xi’an Agreement”) with Xi’an IDI Laser Image Co. Ltd. (“Xi’an IDI”), of Xi’an, Shaanxi Province, China. Xi’an IDI is an affiliate of Viable. Pursuant to the Xi’an Agreement, Xi’an IDI has the exclusive right to manufacture the CTLM® in China and sell the CTLM® in China, Hong Kong, Macau and Taiwan. Xi’an IDI must pay to IDSI on a quarterly basis a royalty of 25% of the gross revenues from the sale of the CTLM® and related parts and accessories. We expect to sell the CTLM® in China for a price of approximately $250,000.

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

Intellectual Property

We hold the following patents:

U.S. Patents

Patent #	For	Case #	Patent #	Patent Date	Exp. Date
1	Optical Computed Tomography Scanner for Small Laboratory Animals.	7325	7,155,274	12/26/2006	11/21/2023
2	Optical Computed Tomography Scanner for Small Laboratory Animals.	7325-1	7,212,848	5/1/2007	11/21/2023
3	Laser Imaging Apparatus With Variable Patient Positioning.	7489	8,027,711	9/27/2011	1/7/2027
4	Multiple wavelength simultaneous data acquisition device for breast imaging.	6997	6571116	5/9/2001	5/9/2021
5	Method for improving the accuracy if data obtained in a laser imaging apparatus.	7205	6681130	3/14/2002	3/14/2022

International Patents

Patent #	For	Case #	Country/ Region	Patent #	Patent Date	Exp. Date
1	Multiple Wavelength Simultaneous Data Acquisition Device For Breast Imaging	6997-CN	China	ZL01809326.4	11/30/2005	5/9/2021

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

EMPLOYEES

Prior to the COVID-19 pandemic, we had 4 full-time employees, not including our CFO, who has been retained as a consultant. Two of our employees are employed in the areas of scientific, clinical and product research and development. Our ability to develop our products and provide our services is dependent upon our recruiting, hiring and retaining qualified technical personnel. None of our employees are represented by a labor union. On May 1, 2020, we furloughed all employees due to the COVID-19 pandemic. On September 15, 2020, the Company entered into a consulting agreement with the furloughed employees, converting them to independent contractors who will provide services on an as needed basis for the duration of the COVID-19 pandemic. Despite having work stoppages, we still consider our relations with our personnel to be good.

Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. The loss of the services of existing personnel as well as the failure to recruit key scientific, technical and managerial personnel in a timely manner would be detrimental to our research and development programs and to our business. Our anticipated growth and expansion into areas and activities requiring additional expertise, such as marketing, will require the addition of new management personnel. Competition for qualified personnel is intense and there can be no assurance that we will be able to continue to attract and retain qualified personnel necessary for the development of our business. Our ability to attract and retain qualified personnel has been made more challenging with the COVID-19 pandemic.

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

The ongoing COVID-19 global pandemic and measures taken in response thereto have materially adversely affected IDSI’s research and development and commercialization activities and its financial condition, and the full impact of the pandemic will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has materially and adversely impacted the worldwide economy and financial markets, which could lead to a prolonged economic recession.  In response, governments in China, the U.S., and around the world, have taken unprecedented monetary and fiscal policy actions, and there is significant uncertainty as to the timing of stabilization and recovery. The Company’s business and financial condition have been adversely affected by the COVID-19 pandemic and its economic, political, and social consequences since March 2020, and this negative impact has continued into the first quarter of fiscal year 2021. The negative impact of the COVID-19 pandemic and the measures taken to contain it may continue and even worsen for many more months or even years. The following are some of the issues that the Company continues to face as a result of the ongoing crisis:

●	Prolonged recessionary concerns. The COVID-19 pandemic has resulted in a significant reduction of economic activity in the U.S. and China, as well as a significant increase in unemployment, which could lead to a prolonged economic recession;

●	Inability to generate revenue from sales. Sales and marketing efforts in China have been substantially delayed due to the COVID-19 pandemic.

●	Inability to raise capital. The continuation of IDSI’s operations and commercialization of the CTLM® are highly dependent upon our ability to raise capital. The COVID-19 pandemic has made it more difficult to find investors who would be willing to invest during this time of uncertainty.

●	Inability to make progress on our key R&D project. The CTLM® 3.0 project has been delayed due to our furloughing employees in response to the COVID-19 pandemic and the resulting lack of funding.

Risks related to our financial condition

We have a history of losses and we expect to incur additional losses.

We are a late stage development stage company with a limited history of operations, and we do not expect sufficient revenues to support our operations for at least the next 12 months. Since our inception in December 1993, we have been engaged principally in the development of the CTLM®, which has not received marketing clearance for sale in the United States. While we have obtained FDA export approval for foreign sales, we have made only 26 foreign sales. Consequently, we have limited experience in manufacturing, marketing, and selling our products. Since we have decided not to renew our CE Mark for now and are not pursuing FDA marketing clearance at this time, we do not expect to receive revenues from sales of the CTLM® systems in the EU or in the US for the foreseeable future. We currently have no source of material operating revenues and have incurred substantial net operating losses since our inception. We do not expect to receive any sales revenues from China until the third or fourth quarter of fiscal 2021.

To date, we have not been profitable, and our accumulated deficit was $134,109,749 at June 30, 2020 after discounts and dividends on preferred stock. These losses have resulted principally from costs associated with research and development, clinical trials and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve sufficient revenue to attain this objective.

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

Through June 30, 2020, we had a cumulative deficit of $134,109,749. Our currently estimated annual expenses are approximately $1.5 million. In the year following receipt of the PMA for our CTLM® from the FDA, we anticipate that we will need approximately $5 million of additional funding to fully complete all necessary stages in order to manufacture and market the CTLM® in the United States and foreign countries, including funds for:

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

We own five United States patents and one international patent related to optical tomography. We also have several non-exclusive licensing agreements for software providing image reconstruction, backup, encryption and DICOM from third-parties. If any of these agreements were terminated, our operations may be curtailed until alternative solutions were found.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We maintain our current principal office at 1291-B N.W. 65th Place, Fort Lauderdale, Florida 33309. Our telephone at this office is (954) 581-9800. On December 30, 2013, we signed a five-year lease commencing February 2014 and terminating on January 31, 2019 at the monthly rental rate of $6,000 plus sales tax (currently 5.7%, payable in equal installments in advance on the first day of each month for that month’s rental during the term of the lease. On each anniversary of the lease, the monthly rental amount increased by 3%. On October 31, 2018, we extended the lease for two years from February 1, 2019 to January 31, 2021. The monthly rental rate under this agreement was $7,150 plus sales tax for the 1st year and $7,350 plus sales tax for the 2nd year. The lease was amended again on August 1, 2019 which changed the total base rent for year 1 to $76,102 and year 2 to $98,452. This was the result of an agreement to reduce the base monthly rent from August through October of 2019 by $6,650 per month and increasing the base monthly rent from November 2019 through April 2020 by $3,417.38 (which includes imputed interest of $92.38 per month) to make up the deficit. The rent commitment before sales tax for the two years is $174,554. The facility is 13,275 square feet all of which is air conditioned. The facility is equipped with both ground level and raised trailer level loading docks and is adequate for our previously anticipated manufacturing and warehouse requirements.

We are evaluating our future facility requirements as our current lease will expire January 31, 2021. We envision that the space needed for our future operations will be reduced substantially. This reduction is due to our decision to transition to a remote working environment and to outsource manufacturing, R&D, and regulatory compliance.

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

Holders Common Equity

IDSI has a single class of common equity: our common stock. The approximate number of holders of our common stock is 3,469 as of September 28, 2020.

Dividends in the Two Most Recent Fiscal Years

IDSI did not pay any dividend on its common equity in the two most recent fiscal years, nor did the Company have the financial ability to pay any dividend.

Effective June 30, 2020, IDSI’s shareholders by majority written consent approved an increase in the shares covered by our 2016 Equity Incentive Plan from 15,000,000 to 18,500,000.

Securities Authorized for Issuance under Equity Compensation Plans

The table below summarizes the securities authorized for issuance under equity compensation plans as of September 28, 2020 (as adjusted for the Reverse Stock Split):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	15,095,846	$0.24	3,404,167
Equity compensation plans not approved by security holders	N/A	N/A	N/A

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, we analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the year ended June 30, 2020, the Board granted options to purchase 2,000,000 shares to a consultant and 98,188 shares to an employee, both with exercise prices of $.51 per share. For the year ended June 30, 2019, the Board granted options to purchase 2,400,000 shares to six consultants, all with exercise prices of $.20 per share. These options are being expensed pursuant to ASC 718.

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

Results of Operations

In the continuing process of commercializing our operations and as part of our transition plan to exit from reporting as a development stage enterprise, we will use the current format of our management’s discussion and analysis of financial condition and results of operation (MD&A) to better disclose and discuss four main categories of expenses (general and administrative, salaries and wages, research and development, sales and marketing, consulting, and bad debt).

Years Ended June 30, 2020 and June 30, 2019

SALES AND COST OF SALES

Revenues during the year ended June 30, 2020, were $10,875, representing a decrease of $150,906 or 93% from $161,781 during the year ended June 30, 2019. The decrease in revenues is primarily a result of the lack of sales to Xi’an IDI in fiscal 2020. There was no income in fiscal 2020 other than $10,875 in royalty income from a license agreement that had been signed in 2006 and had been largely dormant since then.

Our cost of sales during the year ended June 30, 2020, was $0, as we had no sales in the year. This compares to the cost of sales of $72,176 during the year ended June 30, 2019.

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

General and administrative expenses during the year ended June 30, 2020, were $267,794 representing a decrease of $234,871 or 47% from $502,665 during the year ended June 30, 2019.

The decrease in general and administrative expenses is generally due to our efforts to streamline operations and reduce costs. There was also less business activity during fiscal 2020. During fiscal 2019, the Company incurred much higher legal fees due to the Company’s relisting with the SEC, which accounts for about $100,000 of the difference in general and administrative expenses.

We do not expect a material change in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

SALARIES AND WAGES

Our salaries and wages expenses include compensation, related benefits, payroll taxes and other payroll fees for all employees.

Salaries and wages expense during the year ended June 30, 2020, were $246,754 representing a decrease of $302,818 or 55% from $549,572 during the year ended June 30, 2019.

The decrease in salaries and wages expense is the result of our efforts to continue to scale back on our workforce through fiscal 2020 as well as our decision to furlough employees in response to the COVID-19 pandemic during the fourth quarter of fiscal 2020.

RESEARCH AND DEVELOPMENT

We incur research and development expenses to develop significant enhancements to our sole product, the CTLM®. These expenses consist primarily of clinical costs, costs of materials and components to make product enhancements, new product research costs, and costs associated with servicing clinical collaboration sites.

Research and development expenses during the year ended June 30, 2020 were $26,744 representing a decrease of $47,282 or 64% from $74,026 during the year ended June 30, 2019.

The decrease in research and development expenses is due primarily decreases to regulatory expenses.

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

Sales and marketing expenses during the year ended June 30, 2020, were $527 representing a decrease of $796 or 60% from $1,323 during the year ended June 30, 2019.

The decrease in sales and marketing expenses is due primarily to less expenses related to advertising and promotion in fiscal 2020.

We may expect a significant increase in our sales and marketing expenses in the future if we resume implementation of our global commercialization program.  Should that occur, we expect commissions, trade show expenses, advertising and promotion and travel and subsistence costs to increase due to this program.

CONSULTING EXPENSES

Our consulting expenses consist of all consulting fees paid as well as share-based compensation issued to our consultants. Our share-based compensation expense consists of vested stock options expensed under the Black-Scholes options pricing model.

Consulting expenses for the year ended June 30, 2020, were $403,288 representing a decrease of $202,865 or 33% from $606,153 during the year ended June 30, 2019.

The decrease in consulting expenses is due primarily to having fewer consultants during fiscal 2020.

BAD DEBT EXPENSE

Bad debt expenses represent accounts receivable and amounts due from related parties that have been reserved.

Bad debt expenses for the year ended June 30, 2020, were $19,665 representing an increase of $19,665 from $0 during the year ended June 30, 2019.

The increase is due to the Company writing off $7,700 of accounts receivable and $11,965 of amounts due from related parties due to their age.

AGGREGATE OPERATING EXPENSES

Total operating expenses (general and administrative, salaries and wages, research and development, sales and marketing, depreciation and amortization, consulting, and bad debt) and cost of sales during the year ended June 30, 2020, were $982,261, representing decrease of $831,441 or 46% from $1,813,702 when compared to the operating expenses and cost of sales during the year ended June 30, 2019.  The overall decrease in expenses is due to the Company having less business activity in fiscal 2020, efforts to streamline operations and reduce costs, as well as the COVID-19 pandemic.

Depreciation and amortization expenses during the year ended June 30, 2020 were $17,489 representing an increase of $9,702 or 124% from $7,787 during the year ended June 30, 2019. Although some assets became fully depreciated as of June 30, 2019, we recorded an additional depreciation expense during fiscal 2020 for clinical equipment in the amount of $15,000. No new assets were placed in service during fiscal 2020.

Interest expense during the fiscal year ended June 30, 2020, was $61,751 representing an increase of $25,956 or 73% from $35,795 during the year ended June 30, 2019. The increase is due to more outstanding debt in fiscal 2020.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $45,960 at June 30, 2020 and $44,615 at June 30, 2019.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to generate sales in China and obtain FDA marketing clearance, the expected costs of commercializing our initial product, the CTLM®, and the time required for homologations from certain countries.

Our inventory, which consists of raw materials, work in process (including completed units under testing), and finished goods totaled $436,952 at June 30, 2020 and $437,247 at June 30, 2019.  Raw materials used for research and development or other purposes are expensed and not included in inventory. The net inventory is $0 for fiscal 2020 and 2019 because the Company has booked a reserve for the entire value of the inventory due to lack of demand for parts and lack of sales.

Our property and equipment, net, totaled $1,902 at June 30, 2020 and $19,391 at June 30, 2019.  The overall decrease of $17,489 is due entirely to depreciation during fiscal 2020.

Our current liabilities, which consist of accounts payable, accrued payroll taxes and penalties, short term debt, and convertible debt, totaled $1,189,416 at June 30, 2020 and $548,962 at June 30, 2019. Accounts payable and accrued expenses totaled $300,936 at June 30, 2020 and $34,943 at June 30, 2019. Accrued payroll taxes and penalties totaled $314,019 at June 30, 2020 and $314,019 at June 30, 2019. Short term debt totaled $520,000 at June 30, 2020 and $200,000 at June 30, 2019. Current liabilities increased because the Company incurred new short term related-party debt during fiscal 2020 of $320,000. The balance of the accounts payable, which consists primarily of consulting and legal fees payable, also increased substantially due to cash flow shortages and limitations. Also, the Company recorded a lease liability due to the adoption of ASC 842 on July 1, 2019, which resulted in a further increase in current liabilities of $54,461.

Our long-term liabilities, which consist of the noncurrent portion of the operating lease liabilities as well as long term loans payable totaled $87,621 at June 30, 2020 and $0 at June 30, 2019. On May 9, 2020, the Company entered into a loan with Truist Bank, a lender pursuant to the Paycheck Protection Program of the CARES Act as administered by the SBA in the amount of $79,600. The remaining balance of $8,021 of our long-term liabilities is the balance of the noncurrent potion of the operating lease liabilities pursuant to the adoption of ASC 842.

Our temporary equity, which consists of Convertible Preferred Series L (including accrued dividends), totaled $397,939 at June 30, 2020 and $379,914 at June 30, 2019. The increase of $18,025 is due to accrued dividends for fiscal 2020 that are being included in the total redemption value.

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

We have financed our operating and research and development activities through several private placement transactions.  During fiscal 2020 and 2019, we raised a total of $130,000 and $1,010,000 through private placements of common stock, respectively and a total of $320,000 and $600,000 through short-term related party loans, respectively. Additionally, on May 9, 2020, we received loan proceeds of $79,600 under the Paycheck Protection Program of the CARES Act as administered by the SBA. We also applied for an Economic Injury Disaster Loan (“EIDL”) under the CARES Act. We received a $4,000 grant under the EIDL program, but our loan request was denied.

Net cash used for operating and product development expenses, which include our purchase of additional materials to continue the manufacture of CTLM® Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law was $528,255 during fiscal 2020, compared to net cash used by operating activities and product development of the CTLM® and related software development of $1,436,925 during fiscal 2019.  At June 30, 2020, we had negative working capital of $1,118,102 compared to negative working capital of $473,116 at June 30, 2019. We do not expect to generate a positive internal cash flow for at least the next 12 months due to the time needed to ramp up our sales and marketing plan in China.

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

Through the date of this report, IDSI has been taking drastic measures as a response to the global COVID-19 crisis to preserve working capital. These measures include salary reductions and deferral of payments to vendors. We are currently in negotiations with our landlord to defer lease payments and have made the decision to furlough all employees since May 1, 2020.

Item 7A. Quantitative and Qualitative disclosures about Market Risk

As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

IMAGING DIAGNOSTIC SYSTEMS, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and
Stockholders’ of Imaging Diagnostic Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Imaging Diagnostic Systems, Inc. (the Company) as of June 30, 2020 and 2019, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and for the year ended June 30, 2020 the Company had a net loss of $1,029,118 and had net cash used in operating activities of $528,255. The Company also had a working capital deficit, stockholders’ deficit and accumulated deficit of $1,118,102, $1,539,494 and $134,109,749, respectively. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Margate, Florida

September 28, 2020

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

also d/b/a McNAMARA and ASSOCIATES, PLLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

IMAGING DIAGNOSTIC SYSTEMS, INC.

Balance Sheets

	June 30, 2020	June 30, 2019
Assets
Current assets:
Cash	$45,960	$44,615
Accounts receivable, related party, net of allowance	-	7,700
Royalty receivable	10,875	-
Due from related party, net of allowance	-	11,965
Employee advances	5,000	-
Prepaid expenses	9,479	11,566

Total current assets	71,314	75,846

Property and equipment, net	1,902	19,391

Operating lease right-of-use assets	62,266	-

Total assets	$135,482	$95,237

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$300,936	$34,943
Accrued payroll taxes and penalties	314,019	314,019
Promissory notes, related party	520,000	200,000
Current portion of operating lease liabilities	54,461	-

Total current liabilities	1,189,416	548,962

Long-term liabilities
Loan Payable	79,600	-
Operating lease liabilities	8,021	-

Total long-term liabilities	87,621	-

Total liabilities	1,277,037	548,962

Commitment and Contingencies (Note 18)

Temporary equity
Convertible Preferred Series L	397,939	379,914

Total temporary equity	397,939	379,914

Stockholders’ Deficit:

Preferred stock, no par , 2,000,000 authorized
Convertible preferred stock, Series M, 600 designated 0 shares issued and outstanding at June 30, 2020 and June 30, 2019	-	-
Common stock, no par value, 500,000,000 authorized , 122,876,549 and 122,621,646 shares issued and outstanding June 30, 2020 and June 30, 2019, respectively	132,570,255	132,228,967
Accumulated Deficit	(134,109,749)	(133,062,606)

Total stockholders’ deficit	(1,539,494)	(833,639)

Total liabilities and stockholders’ deficit	$135,482	$95,237

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Operations

	Year Ended	Year Ended
	June 30, 2020	June 30, 2019

Sales, related party	$-	$161,781
Royalty Revenue	10,875	-
Total Revenue	10,875	161,781

Cost of Sales	-	72,176

Gross Profit	10,875	89,605

Operating Expenses:
General and administrative	267,794	502,665
Salaries and wages	246,754	549,572
Research and development	26,744	74,026
Sales and marketing	527	1,323
Depreciation and amortization	17,489	7,787
Consulting expenses (including share-based compensation)	403,288	606,153
Bad debt expense	19,665	-
Total Operating Expenses	982,261	1,741,526

Operating Loss	(971,386)	(1,651,921)

Other Income (expense)

Interest income	19	111
Other Income	4,000	27,943
Interest expense	(61,751)	(35,795)
Total Other Expense	(57,732)	(7,741)
Net Loss	(1,029,118)	(1,659,662)

Preferred Stock Dividends	(18,025)	(18,000)
Net Loss Available to Common Stockholders	(1,047,143)	(1,677,662)

Net Loss per common share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding:
Basic and diluted	122,768,170	112,329,554

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Changes in Stockholders’ Deficit

For the years ended June 30, 2020 and 2019

	Preferred Stock - Series M		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Deficit	Total

Balance at June 30, 2019	-	$-	122,621,646	$132,228,967	$(133,062,606)	$(833,639)

Cummulative Dividend on Series L CV Preferred	-	-	-	-	(18,025)	(18,025)

Shares issued for cash	-	-	254,903	130,000	-	130,000

Stock options expense	-	-	-	211,288	-	211,288

Net loss	-	-	-	-	(1,029,118)	(1,029,118)

Balance at June 30, 2020	-	$-	122,876,549	$132,570,255	$(134,109,749)	$(1,539,494)

Balance at June 30, 2018	591	$7,589,173	33,597,241	$125,108,179	$(133,064,117)	$(366,765)

Conversion Viable Series M Cv Preferred to common stock	(591)	(5,910,000)	87,044,089	5,910,000	-	-

Adjustment to correct number of common shares	-	-	(74)	-	-	-

Cummulative Dividend on Series M CV Preferred	-	(1,679,173)	-	-	1,679,173	-

Cummulative Dividend on Series L CV Preferred	-	-	-	-	(18,000)	(18,000)

Shares issued for cash	-	-	1,980,390	1,010,000	-	1,010,000

Stock options expense	-	-	-	200,788	-	200,788

Net loss	-	-	-	-	(1,659,662)	(1,659,662)

Balance at June 30, 2019	-	$-	122,621,646	$132,228,967	$(133,062,606)	$(833,639)

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Cash Flows

	Year ended	Year ended
	June 30, 2020	June 30, 2019

Net loss	$(1,029,118)	$(1,659,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,489	7,787
Stock option expense	211,288	200,788
Bad debt expense	19,665	-

Changes in assets and liabilities:
(Increase) decrease in accounts receivable (gross)	-	27,153
(Increase) decrease in employee advances	(5,000)	-
(Increase) decrease in royalty receivable	(10,875)	21,753
(Increase) decrease in due from related party (gross)	-	(11,115)
(Increase) decrease in prepaid expenses	2,087	11,184
Increase (decrease) in accounts payable and accrued expenses	265,993	(34,813)
Change in right of use asset/lease obligation, net	216	-
Total adjustments	500,863	222,737

Net cash used in operating activities	(528,255)	(1,436,925)

Cash flows from financing activities:
Proceeds from promissory notes, related party	320,000	600,000
Proceeds from Paycheck Protection Program Loan	79,600	-
(Repayment) of loan payable, related party	-	(400,000)
Proceeds from issuance of common stock	130,000	1,010,000

Net cash provided by financing activities	529,600	1,210,000

Net increase (decrease) in cash and cash equivalents	1,345	(226,925)

Cash and cash equivalents at beginning of period	44,615	271,540

Cash and cash equivalents at end of period	$45,960	$44,615

Supplemental Disclosure of cash flow information:
Cash paid for interest	$52,603	$35,795
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
ROU assets and liabilities at inception	$147,291	$-

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2020 and 2019

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

Since inception in December 1993 as a Florida corporation and subsequently its reverse merger with Alkan Corp., a New Jersey Corporation on April 14, 1994, we continued operations and changed our state of incorporation from New Jersey to Florida, effective July 1, 1995. On July 14, 1995, we filed with the United States Securities and Exchange Commission (“SEC”) a Form 10 SB for registration of our securities as a small business issuer. The Form 10 SB was declared effective in September 1995 and our stock began trading on the OTC Bulletin Board (OTC:BB) on September 20, 1995 under the symbol IMDS. We became a fully reporting company under Commission File Number 0-26028 and traded on the OTC:BB and then on the OTC:QB and ultimately on the OTC PINK until September 25, 2014, at which time our registration was revoked by the SEC for failure to timely file our required periodic reports. Our latest quarterly report on Form 10-Q that was filed prior to our filing of our Form 10 registration statement on August 28, 2018, was filed on May 15, 2013, for the quarter ended March 31, 2013. Our latest annual report on Form 10-K that was filed prior to the filing of our Form 10 registration statement on August 28, 2018, was filed on October 15, 2012, for the year ended June 30, 2012. Copies of our SEC reports through the date of revocation (the “Prior Reports”) are available at www.sec.gov.

(2)	GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements are prepared assuming the Company will continue as a going concern. As of June 30, 2020, the Company had an accumulated deficit of $134,109,749, a stockholders’ deficit of $1,539,494, and a working capital deficiency of $1,118,102. For the year ended June 30, 2020, net loss totaled $1,029,118. The net cash used in operating activities for the year ended June 30, 2020 totaled $528,255. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company received CTLM® CFDA approval effective November 16, 2018 to November 15, 2023 as disclosed in the Company’s 8-K filing on December 11, 2018. However, there can be no assurance that we will obtain U.S. Food and Drug Administration (“FDA”) marketing or other new international marketing clearances, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® to allow us to operate profitably. If our majority shareholder Viable International Investments, LLC (“Viable”) fails to continue funding, the Company would be materially adversely affected and may have to cease operations due to a lack of funding. These matters affect the Company’s liquidity profile, and management’s plans in those regards are discussed in the paragraphs that follow.

During fiscal year 2021, we anticipate that losses from operations will continue until we begin to generate revenues through the sales of CTLM® systems in China. These losses will be primarily due to an anticipated increase in marketing, manufacturing and operational expenses associated with the international commercialization of the CTLM®, expenses associated with FDA approval processes, and the costs associated with advanced product development activities.

The Company’s next focus, after having obtained CFDA approval in China, is on obtaining marketing clearance of its CTLM® Breast Imaging System through the FDA. The premarket approval (“PMA”) process for U.S. marketing clearance is expected to take longer than the Chinese process, and we intend to resume this effort after achieving successful marketing and sales of CTLM® systems in China. Our sales and marketing efforts in China have been significantly hindered by the ongoing COVID-19 pandemic, and therefore we do not expect revenue from China until the third or fourth quarter of fiscal 2021. No sales in other countries are expected in foreseeable future, as we do not intend to pursue sales in other countries until after obtaining FDA marketing clearance, as to which there can be no assurance.

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

On October 23, 2019, the Company entered into a consulting agreement (“the Agreement”) effective as of November 1, 2019, with Dr. Huabei Jiang to serve as IDSI’s Chief Scientific Consultant. Pursuant to the Agreement, Dr. Jiang is focused on improving the technical performance and image quality of IDSI’s Computed Tomography Laser Mammography (CTLM®) breast imaging device. The details of the Agreement were disclosed on the Form 8-K filed with the SEC on October 29, 2019. The Company believes that Dr. Huabei Jiang has made substantial progress on the image quality, and once effectiveness of the improvements has been established, then Xi’an IDI will resume their sales and marketing efforts in China. The improvement of the image quality is a critical milestone as it will allow the Company to begin generating revenues from the sale of CTLM® systems in China. Once the Company has substantial revenues and cash flow, it believes it will be able to raise the necessary funding to allow the Company to move forward with its various R&D and regulatory initiatives that have been put on hold due to the COVID-19 pandemic.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2020 and 2019

(2)	GOING CONCERN AND MANAGEMENT’S PLANS (Continued)

The Company’s ability to continue as a going concern and its future success are dependent upon its ability to raise additional capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) successfully develop, market, and sell its products. Due to the difficulty of raising additional capital during the current COVID-19 crisis, the Company has been taking aggressive measures to reduce its operating costs in order to preserve cash. The Company has applied for and received funding of $79,600 from the Paycheck Protection Program (“PPP”). The Company also applied for the Economic Injury Disaster Loan (“EIDL”) and was denied the loan, but received a grant of $4,000. Both the PPP and EIDL were both made available under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company’s ability to meet its cash flow requirements through fiscal 2021 and continue its development and commercialization efforts will be dependent on the length and severity of the COVID-19 crisis and the Company’s ability to secure additional funding. There can be no assurance that IDSI will generate sufficient revenue to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to execute its plan of operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company also receives royalties pursuant to a licensing relationship with Trifoil Imaging. Revenue is recognized in the reporting periods in which royalties are due to the Company.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2020 and 2019

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

Our allowance for doubtful accounts was $19,665 as of June 30, 2020 and $0 as of June 30, 2019.

(d) Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company. There were no cash equivalents at June 30, 2020 and June 30, 2019.

(e) Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit of $250,000. At June 30, 2020 and June 30, 2019, the Company had $0 in excess of the federally insured limit.

For the year ended June 30, 2020, all of the revenues were from TriFoil Imaging. For the year ended June 30, 2019, the all of the revenues were from Xi’an IDI Laser Imaging Co. Ltd.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2020 and 2019

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company had 10,972,662 and 7,717,136 options vested and as of June 30, 2020 and June 30, 2019, respectively and 4,123,184 and 5,730,522 options not yet vested as of June 30, 2020 and June 30, 2019, respectively.

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

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the year ended June 30, 2020, the Board granted options to purchase 2,000,000 shares with an exercise price of $.51 per share to a consultant and 98,188 shares with an exercise price of $.51 per share to an employee. For the year ended June 30, 2019, the Board granted options to purchase 2,400,000 shares all with an exercise price of $.20 per share to six consultants. Stock options are being expensed pursuant to ASC 718.

The fair value concepts were not changed significantly in ASC 718; however, in adopting this Standard, companies were given the option to choose among alternative valuation models and amortization assumptions. We elected to continue to use the Black-Scholes option pricing model and expense the options as compensation over the requisite vesting period of the grant. We will reconsider use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. See (17) Stock Options.

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

Notes to Financial Statements

June 30, 2020 and 2019

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has determined that no impairment losses need to be recognized through the years ended June 30, 2020 and 2019.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of the date these financials were available to be issued, tax years ended June 30, 2017 to 2020 are still potentially subject to audit by the taxing authorities.

(m) Warranty reserve

The Company warrants all products and parts supplied for a period of 12 months from the date of installation or 15 months from the date the products was/were shipped from IDSI, whichever occurs first. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Based on the Company’s experience, the warranty reserve was estimated based on the replacement cost of the laser and certain electronic parts. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The Company had no warranty reserve balance as of June 30, 2020 and 2019.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2020 and 2019

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

(o) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments. After a review of our accounts receivable, the Company has not recorded an allowance for doubtful accounts. The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At June 30, 2020 and 2019, the aggregate fair value of the Company’s debt obligations approximated its carrying value. The Company relies upon the guidance of ASC 820 (“Fair Value Measurements and Disclosures”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly, transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

June 30, 2020 and 2019

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

Information about the Company’s net sales by reporting segment for years ended June 30, 2020 and 2019 is as follows:

	For the years ended
	June 30,	June 30,
	2020	2019

Sales-parts, related party	$-	$161,781
Royalty Revenue	10,875	-
Net sales	$10,875	$161,781

All sales-parts, related party are sales to a customer located in China while royalty revenues are based in the United States.

(5)	RELATED PARTY TRANSACTIONS

Due from related parties

On March 22, 2018, the Board of Directors approved the execution of two agreements with Xi’an of China, an affiliated Company of IDSI. The agreements are a Know How Transfer Contract and a CTLM® Know How Confidentiality Agreement. The contract, having a term of 20 years, stipulates that Xi’an will pay IDSI a know how transfer fee of 25% of revenue for CTLM® product sales in their territory. The Company also sells inventory parts or acquires parts from third parties on behalf of Xi’an. For the years ended June 30, 2020 and 2019, such sales totaled $0 and $161,781, respectively. As of June 30, 2020 and 2019, the Company has receivables from related parties of $0 and $7,700, respectively as a result of sales of inventory parts or acquisition of parts from third parties on behalf of Xi’an. Xi’an and Viable have common ownership hence these transactions are considered related party transactions. During the year ended June 30, 2020, the Company decided to reserve the full amount of the receivable of $7,700 due to its age as well as the current COVID-19 crisis.

Additionally, as of June 30, 2020 and 2019, the Company has amounts due from related parties, net of allowance of $0 and $11,965, respectively. The majority of the amount due is $11,115 due from Xi’an. This was for product that was purchased by Xi’an that IDSI paid for. Xi’an will reimburse IDSI for the amounts paid on their behalf. During the year ended June 30, 2020, the Company decided to reserve the full amount of the amount due from related parties of $11,965 due to its age as well as the current COVID-19 crisis.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2020 and 2019

(5)	RELATED PARTY TRANSACTIONS (Continued)

Related party fees

Erhfort, LLC was paid a consulting fee of $102,000 and $120,000 for the years ended June 30, 2020 and 2019, respectively. Erhfort, LLC regularly reviews the Company’s operations and reports to IDSI’s CEO, Chunming Zhang, who lives in China. Erhfort, LLC is a related party because it owns Company common stock directly and indirectly.

David Fong, serving as the Company’s CFO, was paid consulting fees of $102,000 and $120,000 for the years ended June 30, 2020 and 2019, respectively. These fees were paid to his affiliated business, Fong & Associates, LLC.

(6)	ROYALTY RECEIVABLE

On June 16, 2006, the Company entered into a Royalty Agreement with Bioscan Inc. whereby the Company established a licensing relationship with Bioscan which granted Bioscan an exclusive sublicensable, royalty-bearing license to make, use, offer for sale, import and otherwise develop and commercialize products in its territory. Bioscan Inc. was subsequently purchased by TriFoil Imaging. During the year ended June 30, 2020 and 2019, there was royalty income of $10,875 and $0, respectively. As of June 30, 2020 and 2019, the Company had a royalty receivable balance of $10,875 and $0, respectively.

(7)	INVENTORIES

Inventories consisted of the following:

	June 30, 2020	June 30, 2019

Raw materials consisting of purchased parts, components and supplies	$369,452	$369,747
Work-in process including units undergoing final inspection and testing	52,500	52,500
Finished goods	15,000	15,000
Total Inventory	$436,952	$437,247
Less reserve	(436,952)	(437,247)
Net Inventory	$-	$-

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2020 and 2019

(7)	INVENTORIES (Continued)

Due to the age of the inventory, lack of demand for parts and lack of sales the Company wrote off all inventory during the year ended June 30, 2017 and has booked a reserve for the entire value of its inventory as of June 30, 2020 and 2019. For the year ended June 30, 2020, reduction of inventory represents physical count adjustments.

(8)	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	June 30, 2020	June 30, 2019	Useful life

Furniture and Fixtures	$261,011	$261,011	5 years
Computers and Equipment	370,704	370,704	5 years
Third Party Software	10,291	10,291	5 years
Clinical Equipment	15,000	15,000	5 years
Total Property & Equipment	$657,006	$657,006
Less: accumulated depreciation	(655,104)	(637,615)
Total Property & Equipment - Net	$1,902	$19,391

Depreciation expense for the years ended June 30, 2020 and 2019 was $17,489 and $7,787 respectively.

(9)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2020 and 2019, accounts payable and accrued expenses totaled $300,936 and $34,943 consisting of accounts payable of $296,917 and $27,912, and other accrued expenses of $4,019 and $7,031, respectively.

(10)	ACCRUED PAYROLL TAXES AND PENALTIES

As of June 30, 2020 and 2019, the Company owes the IRS $314,019 and $314,019, respectively. Accrued payroll taxes represent unfunded payroll taxes, interest and penalties commencing with the quarter ending March 31, 2010. As part of new management’s restructuring plan, the Company received funds from an accredited investor to be able to make a payment to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting penalty and interest abatement. The amount due at June 30, 2020 of $314,019 represents the interest and penalty. The Company has formally asked the IRS to abate all remaining interest and penalties of $314,019. The Company had a telephone conference on April 18, 2019 with the office of appeals and is waiting for further communications from the appeals officer. There has been no significant updates from or discussion with IRS on this matter during the year ended June 30, 2020.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2020 and 2019

(11)	PROMISSORY NOTES – RELATED PARTY

The following table is a summary of the outstanding related party note balances as of June 30, 2020 and 2019.

Noteholder	Interest Rate	Maturity Date	June 30, 2020	June 30, 2019
Related Party Debt:
Erhfort, LLC	15%	6/30/21	$100,000	$100,000
Erhfort, LLC	15%	6/30/21	100,000	100,000
JM One Holdings, LLC	15%	6/30/21	20,000
Erhfort, LLC	15%	6/30/21	100,000
Erhfort, LLC	15%	6/30/21	100,000
Erhfort, LLC	15%	6/30/21	100,000	200,000
Total Related Party Debt			$520,000	$200,000

Erhfort, LLC owns Company common stock directly and indirectly. JM One Holdings, LLC is an entity affiliated with the Company’s CFO. Hence, these debts are considered related party debt.

During the year ended June 30, 2020, the Company received loan proceeds of $300,000 from Erhfort, LLC and $20,000 from JM One Holdings, LLC, both of which are related parties. The loans from Erhfort have an annual interest rate of 15% and interest is being accrued and paid monthly. The loan from JM One Holdings, LLC will accrue interest monthly at an annual rate of 15%, but interest will not be paid until maturity. The maturity dates for all related party loans were extended to June 30, 2021 on August 24, 2020.

(12)	LONG-TERM DEBT

The following table is a summary of the outstanding loan balances as of June 30, 2020 and 2019.

Noteholder	Interest Rate	Maturity Date	June 30, 2020	June 30, 2019
Long-Term Debt:
Truist Bank	1%	5/9/22	$79,600	$-
Total Long Term-Debt			$79,600	$-

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2020 and 2019

(12)	LONG-TERM DEBT (Continued)

On May 9, 2020, the Company entered into a loan with Truist Bank, a lender pursuant to the Paycheck Protection Program of the CARES Act as administered by the SBA in the amount of $79,600. The loan, in the form of a promissory note, matures on May 9, 2022. No additional collateral or guarantees were provided by the Company for the loan. The PPP loan provides for customary events of default. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, rent payments, mortgage interest and covered utilities during the 24-week period beginning on the date of loan disbursement.  The Company may be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and it cannot provide any assurance that it will be eligible for loan forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. All aspects of the PPP loan are subject to review by the SBA, including without limitation, the Company’s eligibility for and the size of the loan.  The review procedures have not been made public.  The Company cannot predict the outcome of that review nor be assured that all or any part of the loan will be forgiven.  To the extent that all or part of the PPP loan is not forgiven, the Company will be required to make payments, beginning August 2021, including interest accruing at an annual interest rate of 1.0% beginning on the date of disbursement.

(13)	LEASES

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

Our leases have remaining lease terms of 6 to 19 months as of June 30, 2020.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2020 and 2019

(13)	LEASES (Continued)

The components of lease expense were as follows:

Year Ended
June 30, 2020
Operating lease expense	$102,216
Total lease expense	$102,216

Supplemental cash flow information related to leases was as follows:

Year Ended
June 30, 2020
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$102,216

Right-of-use assets recognized
Operating leases	$147,291

Supplemental balance sheet information related to leases was as follows:

June 30, 2020
Operating leases
Operating lease right-of-use assets	$62,266

Current portion of operating lease liability	54,461
Operating lease liability, net of current portion	8,021
Total operating lease liability	$62,482

Weighted Average Remaining Lease Term
Operating leases	.85 Years

Weighted Average Discount Rate
Operating leases	15%

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2020 and 2019

(13)	LEASES (Continued)

As of June 30, 2020, maturities of lease liabilities were as follows:

Operating
Years Ended June 30,	Leases
2021	58,546
2022	8,427
Total minimum lease payments	66,973
Less: amounts representing interest	(4,491)
Present value of operating lease liabilities	$62,482

(14)	INCOME TAXES

The Company has net operating loss carryforwards for federal income taxes of approximately $69,000,000 at June 30, 2020, the unused portions of which expire in years 2021 through 2040. The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes “ASC 740”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial losses and the tax basis of assets and liabilities for both the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 “IRC 382” places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership). The issuance of the Company’s Series M Preferred Stock on August 4, 2014 resulted in a change of control as defined under IRC 382. As of the change of control date, the taxpayer’s net operating loss carryforwards from prior years was $72,478,914 and the pro rata share of pre-change losses in the tax year ended June 30, 2015 was $109,691. This resulted in total pre-change losses of $72,588,605 subject to limitation under IRC Section 382. On the change date the values of the old loss corporation was $3,168,568 and the AFR was 3.05% resulting in an annual limitation amount of $96,641. The pro rata share of post-change net operating loss incurred in the tax year ended June 30, 2015 and the net operating loss incurred in tax years ended June 30, 2016 through 2020 are not subject to limitation. Post change losses not subject to limitation through June 30, 2020 are $8,645,767. Approximately $6,100,000 of losses expire between 2021 and 2037. Approximately $3,900,000 have no expiration, but are subject to certain annual restrictions.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended June 30, 2020 and 2019:

	2020	2019

Statutory federal rate	(21.00)%	(21.00)%
State tax rate, net of federal effect	(3.522)%	(4.345)%
Change in valuation allowance	24.522%	25.345%
Effective Tax Rate	-%	-%

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the years ended June 30, 2020 and 2019 were as follows:

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2020 and 2019

(14)	INCOME TAXES (Continued)

	2020	2019
Deferred tax assets:
Inventory Reserve	$110,745	$110,820
Federal and state net operating loss carry forward	2,558,675	2,380,526
Total deferred tax asset	2,669,420	2,491,346
Less Valuation Allowance	(2,669,420)	(2,491,346)
Net deferred Tax Asset	$-	$-

The Company has fully reserved the deferred tax asset due to management’s determination that it is highly unlikely that the Company will generate taxable income in the future and realize the tax benefits of the net operating loss carryforwards and due to the limitation of income that can be offset by net operating loss carry forwards in future periods under IRC section 382 because of change in control that occurred on August 4, 2014. The valuation allowance increased $178,074 and $341,293 for the years June 30, 2020 and 2019, respectively. The increase in the valuation allowances for fiscal 2020 and 2019 is a result of the net operating losses incurred in those years exceeding the amount of net operating loss carryforward that expired in the same years.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2020 and 2019

(15)	CONVERTIBLE PREFERRED STOCK

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of June 30, 2020:

Security	Date Issued	No. of Shares	Amount	Date of Conversion	No. of Shares Converted	Amount Converted	Balance 6/30/2020
Series M Cv Pfd	8/1/2014	250	$2,500,000	4/18/2017	6	$60,000
				11/21/2017	3	30,000
				8/7/2018	241	2,410,000
Series M Cv Pfd	8/31/2015	200	2,000,000	8/7/2018	200	2,000,000
Series M Cv Pfd	4/22/2016	150	1,500,000	8/7/2018	150	1,500,000
Total Series M Cv Pfd		600	$6,000,000		600	$6,000,000	$-0-
Dividends							-0-
					Total redemption value		$0-

Series L Cv Pfd	2/10/2010	35	$350,000	1/6/2011	15	$150,000	$200,000
Dividends							197,939
					Total redemption value		$397,939

Series L Convertible Preferred Stock

On March 31, 2010, a private investor converted a $350,000 short-term promissory note into 35 shares of Series L Convertible Preferred Stock. The original purchase price/stated value is $10,000 per share and dividends accrue at an annual rate of 9%. The preferred stock is convertible into 474 shares of common stock for each share of preferred stock. On January 6, 2011, the private investor converted 15 shares of Series L Convertible Preferred Stock representing a principal value of $150,000. After the conversion, the private investor held 20 shares representing a principal value of $200,000. The remaining principal value of $200,000 is presented on the balance sheet as temporary equity, as the holder has the option to redeem for cash at any time. At June 30, 2020 and 2019, the balance of cumulative dividends owed to the investor which is included in redemption value was $197,939 and $179,914, respectively. The total presented on the balance sheet as temporary equity is $397,939 as of June 30, 2020 and $379,914 as of June 30, 2019.

Series M Convertible Preferred Stock

The Company, during the fiscal year ending June 30, 2015, sold Series M Convertible Preferred Stock to Viable International Investments, LLC, a Florida limited liability company, (“Viable”). Each share of the Series M Preferred

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2020 and 2019

(15)	CONVERTIBLE PREFERRED STOCK (Continued)

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

Viable, at its option, deviated from the stipulated payment schedules and purchased 200 Series M shares for $2,000,000 on August 31, 2015, and 150 Series M shares for $1,500,000 on April 22, 2016, which completed all of the payments required pursuant to the Agreement. The Series M dividends were payable at the Company’s option in cash or common stock. Accordingly, after the reclassification of Series M from temporary equity to permeant equity the Company has continued to accrue the dividend as a charge to retained earnings and a credit to preferred stock Series M in permanent equity. Upon conversion of the remaining 591 Series M shares to common stock on August 7, 2018, the accrued dividends were forfeited and reversed to retained earnings as the Company does not have any further obligations for payment of such accrued dividends. At June 30, 2020 and 2019, the balance of cumulative dividends owed to the investor which is included in redemption value was $0 and $1,679,173, respectively.

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

On August 7, 2018, Viable converted its remaining 591 shares Series M Convertible Preferred Stock into 87,044,089 shares of restricted common stock.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2020 and 2019

(16)	COMMON STOCK

The Company has 500,000,000 of common shares no par value authorized and 2,000,000 of no par preferred shares authorized.

During the year ended June 30, 2020, the Company issued 254,903 shares of its common stock to non-affiliated accredited investors pursuant to subscription agreements for $130,000. The price per share was approximately $.51 per share.

During year ended June 30, 2019, the Company issued 87,044,089 shares of its common stock as Viable exercised its right to convert the remaining 591 shares of its Series M Convertible Preferred Stock valued at $5,910,000. The Company also issued during that year 1,980,390 shares of its common stock to non-affiliated accredited investors pursuant to subscription agreements for $1,010,000. The price per share was approximately $.51 per share.

(17)	STOCK OPTIONS

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2020 and 2019

(17)	STOCK OPTIONS (Continued)

	As of June 30, 2020	As of June 30, 2019
Expected volatility	20% - 24%	24%
Expected term	.67 to 4.3 Years	5 Years
Risk-Free interest rate	.89% to 2.49%	2.49%
Forfeiture rate	0.00%	0.00%
Expected dividend rate	0.00%	0.00%

The following table summarizes information about all of the stock options outstanding under the 2016 Plan at June 30, 2020 and 2019:

Employees/Consultants	Shares	Wtd. Avg.
Outstanding at June 30, 2018	11,636,777	$0.20
Granted	2,400,000	$0.20
Exercised	-	$-
Cancelled	(589,132)	$0.20
Outstanding at June 30, 2019	13,447,645	$0.20
Granted	2,098,188	$0.51
Exercised	-	$-
Cancelled	(450,000)	$0.20
Outstanding at June 30, 2020	15,095,833	$0.24

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2020 and 2019

(17)	STOCK OPTIONS (Continued)

The following table summarizes information about vested and unvested options under the 2016 Plan at June 30, 2020 and June 30, 2019:

Employees/Consultants	Unvested	Vested	Total
Outstanding at June 30, 2018	6,825,181	4,811,596	11,636,777
Granted	1,800,000	600,000	2,400,000
Vested	(2,305,527)	2,305,527	-
Cancelled	(589,132)	-	(589,132)
Outstanding at June 30, 2019	5,730,522	7,717,123	13,447,645
Granted	1,598,188	500,000	2,098,188
Vested	(2,755,526)	2,755,526	-
Cancelled	(450,000)	-	(450,000)
Outstanding at June 30, 2020	4,123,184	10,972,649	15,095,833

Unvested options will be expensed under the Black-Scholes options-pricing model when they vest. As of June 30, 2020, the remaining options to be expensed when vested over the next 2.3 years are estimated to be $487,401.

At June 30, 2020, the Company has issued options pursuant to six different stock option plans, the most recent being the 2016 Plan. The previous five plans through and including the 2012 Non-Statutory Plan have a remaining total of options vested and exercisable to purchase 13 shares at exercise prices from a high of $13,500 to a low of $350 per share.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2020 and 2019

(17)	STOCK OPTIONS (Continued)

The tables below summarize information about these five plans:

Employees/Consultants	Shares	Wtd. Avg.
Outstanding at June 30, 2018	13	$1,210
Granted	-	$-
Exercised	-	$-
Cancelled	(.31)	$6,083
Outstanding at June 30, 2019	13	$976

Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2020	13	$976

Vested & Exercisable Stock Options	June 30, 2020	June 30, 2019
Employee 2016 Equity Plan	-	-
Director 2016 Equity Plan	-	-
Employee Other Plans	13	13
Directors and Consultants Other Plans	-	-
Total	13	13

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2020 and 2019

(18)	COMMITMENTS AND CONTINGENCIES

The Company previously carried $3,000,000 in product liability insurance to cover both clinical sites and sales. As part of its cost savings initiatives, the Company cancelled the policy as it had not had any adverse experiences after conducting more than 25,000 patient scans worldwide. The Company is now self-insuring the risk of product liability.

From May 2010 to June 2012, claims were made by the IRS for payment of the Company’s accrued payroll taxes, interest and penalties, which as of June 30, 2012 was $1,489,640. The Company engaged tax counsel to handle this matter and intends to fully satisfy its payroll tax obligations. On August 4, 2014, Viable purchased 250 shares of convertible preferred stock for $2,500,000, which gave them a 78.9% voting and economic interest in the Company’s capital stock representing a change in control of the Company. New management’s tax counsel negotiated a new Installment Agreement which stipulated a lump sum payment of $250,000, which was paid on September 4, 2014 and monthly installment payments of $20,000 beginning in September 2014 due on the 18th of each month until the balance of payroll taxes, interest and penalties are paid in full (Note 10).

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

The Company leases a commercial building from Isco Properties, LLC for its offices and warehouse in Fort Lauderdale, FL. The term of the lease is five years beginning February 2014 with a monthly base rent beginning at $6,360 and increasing at a rate of 3% per year. The total rent commitment for the five years is $405,031, which has been fully satisfied as of the date of this report. On October 31, 2018, the Company extended the lease for two years from February 1, 2019 to January 31, 2021. The monthly base rent is $7,150 for the 1st year and $7,350 for the 2nd year. The lease agreement was amended on August 1, 2019 which changed the total base rent for year 1 to $76,102 and year 2 to $98,452. This was the result of an agreement to reduce the base rent from August through October of 2019 by $6,650 per month and increasing the base rent from November 2019 through April 2020 by $3,417.38 (which includes imputed interest of $92.38 per month) to make up the deficit. The rent commitment before sales tax for the two years is $174,554.

On January 8, 2019, the Company entered into an auto lease agreement. The term of the lease is 3 years beginning January 8, 2019 with a monthly lease payment of $1,204 due on the 7th day of each month. The total lease commitment including sales tax for the 3 years is $43,338.

On October 23, 2019, the Company entered into a consulting agreement (“the Agreement”) effective as of November 1, 2019, with Dr. Huabei Jiang to serve as IDSI’s Chief Scientific Consultant. Pursuant to the Agreement, Dr. Jiang is focused on improving the technical performance and image quality of IDSI’s CTLM® breast imaging device. The details of the Agreement were disclosed on the Form 8-K filed with the SEC on October 29, 2019. Per the Agreement, the goal of the initial project is to complete image quality improvement by November 1, 2020. A payment of $500,000 will be due upon satisfactory completion of the project. As of June 30, 2020, we believe that Dr. Huabei Jiang has made substantial progress on the image quality, but we have yet to establish the effectiveness of the improvements.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2020 and 2019

(19)	SUBSEQUENT EVENTS

On July 23, 2020, the Company entered into a bonus agreement in the amount of $51,250 to an employee as an incentive. The bonus will be due and payable only when the Company’s stock resumes trading publicly.

On August 1, 2020, the Company granted an option to purchase 157,102 shares with exercise price and fair value of $.51 per share to an employee. The options will fully vest when CTLM® 3.0 is ready for alpha testing.

On August 24, 2020, the maturity dates for all related party loans were extended to June 30, 2021.

On September 15, 2020, the Company entered into a consulting agreement with its furloughed employees, converting them to independent contractors who will provide services on an as needed basis.

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

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

Item 9B. Other Information

None

Item 10. Directors, Executive Officers and Corporate Governance

The names of our officers and directors, as well as certain information about them, are set forth below:

Name	Age	Position(s)	Held Since

Chunming Zhang	50	Chief Executive Officer, Director	2014

David Fong	64	Chief Financial Officer	2014

Guanliang (“Josh”) Wang	36	Vice President of Operations and Secretary	2017

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

Item 11. Executive Compensation

Table 6: Smaller Reporting Company Summary Compensation Table, Last 2 Completed Fiscal Years

Name and Positions	Year	Salary/Fee ($)	Bonus ($)	Stocks ($)	Options ($)	Other ($)	Total ($)

Chunming Zhang	FYE 06/30/19	-0-	-0-	-0-	-0-	-0-	-0-
CEO	FYE 06/30/20	-0-	-0-	-0-	-0-	-0-	-0-
David Fong	FYE 06/30/19	120,000	-0-	-0-	-0-	-0-	120,000
CFO	FYE 06/30/20	102,000	-0-	-0-	-0-	-0-	102,000
Guanliang Wang	FYE 06/30/19	70,000	-0-	-0-	-0-	-0-	70,000
Secretary	FYE 06/30/20	52,958	-0-	-0-	-0-	-0-	52,958

Outstanding Equity Awards at Fiscal Year-End

	Outstanding Equity Awards at Fiscal Year-End (all amounts adjusted for Reverse Stock Split)
	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date

Chunming Zhang	--	--	--	--	--
David Fong	834,602	--	--	$0.20	1/1/22
Guanliang Wang	540,037	--	--	$0.20	1/1/22

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of September 28, 2020 regarding the beneficial ownership of our common stock by (i) each person who beneficially owns more than 5% of our common stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock. As of September 28, 2020, we had 122,876,549 shares outstanding.

All share amounts in this table are adjusted for our 1 for 1000 reverse stock split effective July 27, 2018 (the “Reverse Stock Split”).

Name and Address of Beneficial Owner	Shares Owned		Percent of Class
Viable International Investments, LLC
1221 East Robinson Street
Orlando, Florida 32801	87,104,689		70.89%

Hongbo Li
Unit 21, No. 1 Building
#288 Ning Xia Road
Qingdao, Shandong, China	7,424,553		6.04%

Officers and Directors

Chunming Zhang[1]	0		0%

David Fong	1,084,602	[2]	.88%

Guanliang Wang	540,037	[3]	.44%

All Directors and Executive Officers as a group (3 persons)	1,624,639		1.32%

1 Viable is beneficially owned 72% by Lixin Yang, Chairman of Viable China, and 28% by Hoi Po Yeung (Paul Yeung), brother of Lixin Yang, through Invescope, LLC (“Invescope”), a Florida limited liability company owned by other members of his family. Chunming Zhang, our CEO, is the wife of Lixin Yang. She disclaims beneficial ownership of the shares held by Viable.

2 Includes 834,602 shares covered by currently exercisable stock options.

3 All of these shares are covered by currently exercisable stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Viable International Investments, LLC, a Florida limited liability company (“Viable”), owns 70.89% of IDSI’s outstanding common stock. Viable is owned 72% by Viable China, which is beneficially owned by Lixin Wang, and 28% by Invescope, LLC, a Florida limited liability company beneficially owned by Paul Yang, the brother of Lixin Yang. Viable and its affiliates have been our main source of capital since the Viable Acquisition.

In June 2017, IDSI entered into a licensing agreement with Xi’an IDI which grants to Xi’an IDI the exclusive right to manufacture the CTLM® in China and market and sell the CTLM® in China, Taiwan, Hong Kong and Macau. Under this agreement, Xi’an IDI must pay to IDSI a royalty of 25% of its gross sales of CTLM® systems. Also, IDSI sells inventory parts to Xi’an IDI or acquires parts from third parties on behalf of Xi’an IDI. During the year ended June 30, 2020 there were no sales made to Xi’an IDI pursuant to this agreement. A majority of the shares of Xi’an IDI are beneficially owned by Lixin Yang.

Since the Viable Acquisition in August 2014, Paul Yeung has provided consulting services to the Company through Erhfort, LLC, a Florida limited liability company (“Erhfort”) in exchange for a fee of $8,500 per month for fiscal 2020 and $10,000 per month for fiscal 2019. In his consulting capacity, Mr. Yeung, who lives in Orlando, Florida, regularly reviews the Company’s operations and reports to IDSI’s CEO Chunming Zhang, who lives in China. From August 2014 through August 2015, Erhfort’s fees were paid by Viable. Since September 2015, Erhfort’s fees have been paid by IDSI.

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

Item 14. Principal Accounting Fees and Services

For the Fiscal Years ended June 30, 2020 and 2019, we paid audit fees totaling $45,500 and $43,000 respectively.

	June 30,
	2020	2019
Fees for Annual Audits	$30,500	$28,000
Fees for Quarterly Reviews	15,000	15,000
Totals	$45,500	$43,000

Item 15. Exhibits, Financial Statement Schedules

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 28, 2020	Imaging Diagnostic Systems, Inc.

	By:	/s/ David Fong
David Fong
Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)