Form 10-Q
period 2020-09-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2020-11-20
CIK 790652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-26028

IMAGING DIAGNOSTIC SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	22-2671269
(State of Incorporation)	(IRS Employer Ident. No.)

618 E South St, Suite 500, Orlando, FL	32801
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number: (954) 581-9800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Yes ☐     No ☒

The number of shares outstanding of the issuer’s common stock as of November 20, 2020: 122,876,549 shares of common stock, no par value.

IMAGING DIAGNOSTIC SYSTEMS, INC.

i

Item 1. Financial Statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Balance Sheets

	September 30, 2020	June 30, 2020
	(unaudited)
Assets
Current assets:
Cash	$-	$45,960
Royalty receivable	-	10,875
Consultant advances	5,000	5,000
Prepaid expenses	19,110	9,479
Total current assets	24,110	71,314

Property and equipment, net	1,280	1,902
Operating lease right-of-use assets	38,763	62,266
Total assets	$64,153	$135,482

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$411,245	$300,936
Accrued payroll taxes and penalties	314,019	314,019
Promissory notes, related party	520,000	520,000
Current portion of PPP loan payable	16,376	-
Current portion of operating lease liabilities	34,202	54,461
Total current liabilities	1,295,842	1,189,416

Long-term liabilities
PPP Loan Payable, less current portion	63,224	79,600
Operating lease liabilities, less current portion	4,669	8,021
Total long-term liabilities	67,893	87,621
Total liabilities	1,363,735	1,277,037

Commitment and Contingencies (Note 17)

Temporary equity
Convertible Preferred Series L	402,464	397,939
Total temporary equity	402,464	397,939

Stockholders’ Deficit:
Preferred stock, no par, 2,000,000 authorized Convertible preferred stock, Series M, 600 designated 0 shares issued and outstanding at September 30, 2020 and June 30, 2020	-	-
Common stock, no par value, 500,000,000 authorized, 122,876,549 and 122,876,549 shares issued and outstanding September 30, 2020 and June 30, 2020, respectively	132,570,255	132,570,255
Accumulated Deficit	(134,272,301)	(134,109,749)
Total stockholders’ deficit	(1,702,046)	(1,539,494)
Total liabilities and stockholders’ deficit	$64,153	$135,482

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Operations

(unaudited)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Total Revenue	$-	$-
Cost of Sales	-	-
Gross Profit	-	-

Operating Expenses:
General and administrative	78,899	96,457
Salaries and wages	-	69,183
Research and development	8,308	17,144
Sales and marketing	338	178
Depreciation and amortization	622	1,947
Consulting expenses (including share-based compensation)	51,000	59,500
Total Operating Expenses	139,167	244,409

Operating Loss	(139,167)	(244,409)

Other Income (expense)
Interest income	1	6
Other Income	1,000	-
Interest expense	(19,861)	(10,636)
Total Other Expense	(18,860)	(10,630)

Net Loss	(158,027)	(255,039)

Preferred Stock Dividends	(4,525)	(4,537)
Net Loss Available to Common Stockholders	$(162,552)	$(259,576)

Net Loss per common share:
Basic and diluted	$-	$-

Weighted average number of common shares outstanding:
Basic and diluted	122,876,549	122,621,646

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Changes in Stockholders’ Deficit

For the three months ended September 30, 2020 and 2019

(unaudited)

	Common Stock
	Number of		Accumulated
	Shares	Amount	Deficit	Total
Balance at June 30, 2020	122,876,549	$132,570,255	$(134,109,749)	$(1,539,494)

Cummulative Dividend on Series L CV Preferred	-	-	(4,525)	(4,525)

Net loss	-	-	(158,027)	(158,027)

Balance at September 30, 2020	122,876,549	$132,570,255	$(134,272,301)	$(1,702,046)

Balance at June 30, 2019	122,621,646	$132,228,967	$(133,062,606)	$(833,639)

Cummulative Dividend on Series L CV Preferred	-	-	(4,537)	(4,537)

Net loss	-	-	(255,039)	(255,039)

Balance at September 30, 2019	122,621,646	$132,228,967	$(133,322,182)	$(1,093,215)

See accommpanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Cash Flows

(unaudited)

	Three months ended September 30, 2020	Three months ended September 30, 2019
Net loss	$(158,027)	$(255,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	622	1,947
Changes in assets and liabilities:
(Increase) decrease in royalty receivable	10,875	-
(Increase) decrease in prepaid expenses	(9,631)	3,083
Increase (decrease) in accounts payable and accrued expenses	110,309	104,961
Change in right of use asset/lease obligation, net	(108)	20,442
Total adjustments	112,067	130,433

Net cash used in operating activities	(45,960)	(124,606)

Cash flows from financing activities:
Proceeds from promissory notes, related party	-	120,000
Net cash provided by financing activities	-	120,000

Net increase (decrease) in cash and cash equivalents	(45,960)	(4,606)
Cash and cash equivalents at beginning of period	45,960	44,615
Cash and cash equivalents at end of period	$-	$40,009

Supplemental Disclosure of cash flow information:
Cash paid for interest	$-	$10,027
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
ROU assets and liabilities at inception	$-	$147,291

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2020

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

(2) GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements are prepared assuming the Company will continue as a going concern. As of September 30, 2020, the Company had an accumulated deficit of $134,272,301, a stockholders’ deficit of $1,702,046 and a working capital deficiency of $1,271,732. For the three months ended September 30, 2020, net loss totaled $158,027. The net cash used in operating activities for the three months ended September 30, 2020 totaled $45,960. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company received from the Chinese FDA (“CFDA”) marketing clearance for the CTLM® effective November 16, 2018 to November 15, 2023. However, there can be no assurance that we will obtain U.S. Food and Drug Administration (“FDA”) marketing or other new international marketing clearances, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® in China or elsewhere to allow us to operate profitably. If our majority shareholder Viable International Investments, LLC (“Viable”) fails to continue funding, the Company would be materially adversely affected and may have to cease operations due to a lack of funding. These matters affect the Company’s liquidity profile, and management’s plans in those regards are discussed in the paragraphs that follow.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2020

(2) GOING CONCERN AND MANAGEMENT’S PLANS (Continued)

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

September 30, 2020

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2020, contained in our General Form for Registration of Securities of Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on September 28, 2020. The results of operations for the three months ended September 30, 2020, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2021.

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

Our allowance for doubtful accounts was $0 as of September 30, 2020 and June 30, 2020.

(d) Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company. There were no cash equivalents at September 30, 2020 and June 30, 2020.

(e) Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit of $250,000. At September 30, 2020 and June 30, 2020, the Company had $0 in excess of the federally insured limit.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2020

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company did not have any revenue for the three months ended September 30, 2020 and 2019.

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

The Company had 10,972,661 and 10,972,662 options vested as of September 30, 2020 and June 30, 2020, respectively and 4,280,286 and 4,123,184 options not yet vested as of September 30, 2020 and June 30, 2020, respectively.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2020

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. During the three months ended September 30, 2020, the Board granted options to purchase 157,102 shares with an exercise price of $.51 per share to an employee. No stock options were granted during the three months ended September 30, 2019. Stock options are being expensed pursuant to ASC 718.

The fair value concepts were not changed significantly in ASC 718; however, in adopting this Standard, companies were given the option to choose among alternative valuation models and amortization assumptions. We elected to continue to use the Black-Scholes option pricing model and expense the options as compensation over the requisite vesting period of the grant. We will reconsider use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. See Note (16) Stock Options.

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

The Company has determined that no impairment losses need to be recognized through the three months ended September 30, 2020 and 2019.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2020

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

(m) Warranty reserve

The Company warrants all products and parts supplied for a period of 12 months from the date of installation or 15 months from the date the products was/were shipped from IDSI, whichever occurs first. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Based on the Company’s experience, the warranty reserve was estimated based on the replacement cost of the laser and certain electronic parts. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The Company had no warranty reserve balance as of September 30, 2020 or June 30, 2020.

(n) Impact of recently issued accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13 and updated in Nov 2018 ASU 2018-19, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. ASU 2016-13 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2019. The Company adopted this ASU on July 1, 2020 and the adoption had no material impact on the Company’s financial position or result of operations.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2019, and interim periods therein. The Company adopted this ASU on July 1, 2020 and the adoption had no material impact on the Company’s financial position or result of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2020

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments. After a review of our accounts receivable, the Company has not recorded an allowance for doubtful accounts. The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At September 30, 2020 and June 30, 2020, the aggregate fair value of the Company’s debt obligations approximated its carrying value. The Company relies upon the guidance of ASC 820 (“Fair Value Measurements and Disclosures”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly, transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

The Company had no sales during the three months ended September 30, 2020 and 2019.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2020

(5) RELATED PARTY TRANSACTIONS

Due from related parties

On March 22, 2018, the Board of Directors approved the execution of two agreements with Xi’an of China, an affiliated Company of IDSI. The agreements are a Know How Transfer Contract and a CTLM Know How Confidentiality Agreement. The contract, having a term of 20 years, stipulates that Xi’an will pay IDSI a know how transfer fee of 25% of revenue for CTLM product sales in their territory. The Company also sells inventory parts or acquires parts from third parties on behalf of Xi’an. During the three months ended September 30, 2020 and 2019, there were no such sales. As of September 30, 2020 and June 30, 2020, the Company has receivables from related parties, net of allowance, of $0 as a result of sales of inventory parts or acquisition of parts from third parties on behalf of Xi’an. Xi’an and Viable have common ownership hence these transactions are considered related party transactions. The original balance of the receivables was $7,700, but the Company decided to reserve the full amount in fiscal 2020 due to its age as well as the ongoing COVID-19 crisis.

Additionally, as of September 30, 2020 and June 30, 2020, the Company has amounts due from related parties, net of allowance, of $0. The original balance due from related parties was $11,965. Most of this balance was due to product that was purchased by Xi’an that was paid for by IDSI. Xi’an intends to reimburse IDSI for the amounts paid on their behalf. During fiscal 2020, the Company decided to reserve the full amount of $11,965 due from related parties due to its age as well as the ongoing COVID-19 crisis.

Related party fees

Erhfort, LLC was paid a consulting fee of $25,500 and $30,000 for the three months ended September 30, 2020 and 2019, respectively. Erhfort, LLC regularly reviews the Company’s operations and reports to IDSI’s CEO, Chunming Zhang, who lives in China. Erhfort, LLC is a related party because it owns Company common stock directly and indirectly.

David Fong, serving as the Company’s CFO, was paid consulting fees of $25,500 for each of the three months ended September 30, 2020 and 2019. These fees were paid to his affiliated business, Fong & Associates, LLC.

(6) ROYALTY RECEIVABLE

On June 16, 2006, the Company entered into a Royalty Agreement with Bioscan Inc. whereby the Company established a licensing relationship with Bioscan which granted Bioscan an exclusive sublicensable, royalty-bearing license to make, use, offer for sale, import and otherwise develop and commercialize products in its territory. Bioscan Inc. was subsequently purchased by TriFoil Imaging. During the three months ended September 30, 2020 and 2019, there was no royalty income. As of September 30, 2020 and June 30, 2020, the Company had royalty receivable balances of $0.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2020

(7) INVENTORIES

Inventories consisted of the following:

	September 30, 2020	June 30, 2020
Raw materials consisting of purchased parts, components and supplies	$369,452	$369,452
Work-in process including units undergoing final inspection and testing	52,500	52,500
Finished goods	15,000	15,000
Total Inventory	$436,952	$436,952
Inventory Reserve	(436,952)	(436,952)
Net Inventory	$-	$-

Due to the age of the inventory, lack of demand for parts and lack of sales the Company wrote off all inventory during the year ended June 30, 2017 and has booked a reserve for the entire value of its inventory as of September 30, 2020 and June 30, 2020. For the three months ended September 30, 2020, there were no changes to the inventory amounts or the amount of the reserve.

(8) PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	September 30, 2020	June 30, 2020	Useful life
Furniture and Fixtures	$261,011	$261,011	5 years
Computers and Equipment	370,704	370,704	5 years
Third Party Software	10,291	10,291	5 years
Clinical Equipment	15,000	15,000	5 years
Total Property & Equipment	$657,006	$657,006
Less: accumulated depreciation	(655,726)	(655,104)
Total Property & Equipment - Net	$1,280	$1,902

Depreciation expense for the three months ended September 30, 2020 and 2019 was $622 and $1,947 respectively.

(9) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2020 and June 30, 2020, accounts payable and accrued expenses totaled $411,245 and $300,936, respectively, which consists of accounts payable of $401,972 and $296,917 and other accrued expenses of $9,273 and $4,019, respectively.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2020

(10) ACCRUED PAYROLL TAXES AND PENALTIES

As of September 30, 2020 and June 30, 2020, the Company owed the IRS $314,019 and $314,019, respectively. Accrued payroll taxes represent outstanding interest and penalties based on prior management’s failure to pay payroll taxes commencing with the quarter ending March 31, 2010. As part of new management’s restructuring plan, the Company received funds from an accredited investor to be able to make a payment to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting penalty and interest abatement. The amount due at September 30, 2020 of $314,019 represents the interest and penalties. The Company has formally asked the IRS to abate all remaining interest and penalties of $314,019. The Company had a telephone conference on April 18, 2019 with the office of appeals and is waiting for further communications from the appeals officer. There has been no significant updates from or discussion with IRS on this matter during the three months ended September 30, 2020.

(11) PROMISSORY NOTES – RELATED PARTY

The following table is a summary of the outstanding note balances as of September 30, 2020 and June 30, 2020.

Noteholder	Interest Rate	Maturity Date	September 30, 2020	June 30, 2020
Related Party Notes:
Erhfort, LLC	15%	6/30/21	$100,000	$100,000
Erhfort, LLC	15%	6/30/21	100,000	100,000
JM One Holdings, LLC	15%	6/30/21	20,000	20,000
Erhfort, LLC	15%	6/30/21	100,000	100,000
Erhfort, LLC	15%	6/30/21	100,000	100,000
Erhfort, LLC	15%	6/30/21	100,000	100,000
Total Related Party Notes			$520,000	$520,000

Erhfort, LLC owns Company common stock directly and indirectly. JM One Holdings, LLC is an entity affiliated with the Company’s CFO. Hence, these debts are considered related party debt.

During the three months ended September 30, 2019, the Company received loan proceeds of $100,000 from Erhfort, LLC and $20,000 from JM One Holdings, LLC, both of which are related parties. The loan from Erhfort have an annual interest rate of 15% and interest is being accrued and paid monthly. The loan from JM One Holdings, LLC will accrue interest monthly at an annual rate of 15%, but interest will not be paid until maturity. The maturity dates for all related party loans were extended to June 30, 2021 on August 24, 2020.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2020

(12) LONG-TERM DEBT

The following table is a summary of the outstanding loan balances as of September 30, 2020 and June 30, 2020.

Noteholder	Interest Rate	Maturity Date	September 30, 2020	June 30, 2020
Truist Bank	1%	5/9/22	$79,600	$79,600
Total Debt			79,600	79,600
Current Portion of Debt			(16,376)	-
Total Long-term Debt			$63,224	$79,600

On May 9, 2020, the Company entered into a loan with Truist Bank, a lender pursuant to the Paycheck Protection Program of the CARES Act as administered by the SBA in the amount of $79,600. The loan, in the form of a promissory note, matures on May 9, 2022. No additional collateral or guarantees were provided by the Company for the loan. The PPP loan provides for customary events of default. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, rent payments, mortgage interest and covered utilities during the 24-week period beginning on the date of loan disbursement. The Company may be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and it cannot provide any assurance that it will be eligible for loan forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. All aspects of the PPP loan are subject to review by the SBA, including without limitation, the Company’s eligibility for and the size of the loan. The review procedures have not been made public. The Company cannot predict the outcome of that review nor be assured that all or any part of the loan will be forgiven. To the extent that all or part of the PPP loan is not forgiven, the Company will be required to make payments, beginning August 2021, including interest accruing at an annual interest rate of 1.0% beginning on the date of disbursement. As of September 30, 2020 and June 30, 2020, the Company reported an accrued interest balance related to the PPP Loan of $316 and $116, respectively. The accrued interest is included in accounts payable and accrued expenses on our balance sheets.

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

September 30, 2020

(13) LEASES (Continued)

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

Our leases have remaining lease terms of 3 to 16 months as of September 30, 2020.

The components of lease expense were as follows:

Three Months Ended
September 30, 2020
Operating lease expense	$25,554
Total lease expense	$25,554

Supplemental cash flow information related to leases was as follows:

Three Months Ended
September 30, 2020
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$25,662

Right-of-use assets obtained in exchange for new lease obligation
Operating leases	$-

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2020

(13) LEASES (Continued)

Supplemental balance sheet information related to leases was as follows:

September 30, 2020
Operating leases
Operating lease right-of-use assets	$38,763

Current portion of operating lease liability	34,202
Operating lease liability, net of current portion	4,669
Total operating lease liability	$38,871

Weighted Average Remaining Lease Term
Operating leases	.73 Years

Weighted Average Discount Rate
Operating leases	15%

As of September 30, 2020, maturities of lease liabilities were as follows:

Operating
Leases
Years Ended June 30,
2021	32,885
2022	8,427
Total minimum lease payments	41,312
Less: amounts representing interest	(2,441)
Present value of capital lease liabilities	$38,871

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2020

(14) CONVERTIBLE PREFERRED STOCK

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of September 30, 2020:

Security	Date Issued	No. of Shares	Amount	Date of Conversion	No. of Shares Converted	Amount Converted	Balance 9/30/2020
Total Series M Cv Pfd	Various	600	$6,000,000	Various	600	$6,000,000	$-0-
Dividends							-0-
Total redemption value							$-0-

Series L Cv Pfd	2/10/2010	35	$350,000	1/6/2011	15	$150,000	$200,000
Dividends							202,464
Total redemption value							$402,464

Series L Convertible Preferred Stock

On March 31, 2010, a private investor converted a $350,000 short-term promissory note into 35 shares of Series L Convertible Preferred Stock. The original purchase price/stated value is $10,000 per share and dividends accrue at an annual rate of 9%. The preferred stock is convertible into 474 shares of common stock for each share of preferred stock. On January 6, 2011, the private investor converted 15 shares of Series L Convertible Preferred Stock representing a principal value of $150,000. After the conversion, the private investor held 20 shares representing a principal value of $200,000. The remaining principal value of $200,000 is presented on the balance sheet as temporary equity, as the holder has the option to redeem for cash at any time. At September 30, 2020 and June 30, 2020, the balance of cumulative dividends owed to the investor which is included in redemption value was $202,464 and $197,939, respectively. The total presented on the balance sheet as temporary equity is $402,464 as of September 30, 2020 and $397,939 as of June 30, 2020.

Series M Convertible Preferred Stock

The Company had previously sold 600 Series M Convertible Preferred Stock to Viable International Investments, LLC, a Florida limited liability company, (“Viable”). Each share of the Series M Preferred Stock was convertible into 147,283 shares of Common Stock. In the event of a liquidation, the holders of the Series M Preferred Stock would have been entitled to receive, prior to any distribution of assets to holders of Common Stock or other class of capital stock or other equity securities of the Corporation, $10,000 per share of Series M Preferred Stock held plus accrued but unpaid dividends. The holders of the Series M Preferred Stock would have had identical voting rights as any holder of Common Stock and would have voted together, not as separate classes. The original purchase price/stated value of each share of Series M Preferred Stock was $10,000 and Viable was be entitled to receive cumulative dividends at the fixed rate of 9% of the stated value per share per annum. As of September 30, 2020 and June 30, 2020, the balance of Series M Preferred stock was $0.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2020

(15) COMMON STOCK

The Company has 500,000,000 of common shares no par value authorized and 2,000,000 of no par preferred shares authorized.

The Company did not issue any shares of common or preferred stock during the three months ended September 30, 2020 and 2019.

(16) STOCK OPTIONS

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

On November 1, 2019, the Board granted an option to purchase 2,000,000 shares with an exercise price of $.51 and fair value of $.51 per share to a consultant. These options will vest over a three-year period. The options will be expensed as they vest. On March 1, 2020, the Board granted an option to purchase 98,188 shares with an exercise price of $.51 and fair value of $.51 to an employee. These options will vest when CTLM® 3.0 is ready for Alpha testing and will be expensed at that time. On August 1, 2020, the Board granted an option to purchase 157,102 shares with an exercise price of $.51 and a fair value of $.51 to an employee. These options will vest when CTLM® 3.0 is ready for Alpha testing and will be expensed at that time.

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

	As of September 30, 2020	As of June 30, 2020
Expected volatility	23% to 44%	20% to 24%
Expected term	.41 to 3.59 Years	.67 to 4.3 Years
Risk-Free interest rate	.13% to 2.49%	.89% to 2.49%
Forfeiture rate	0.00%	0.00%
Expected dividend rate	0.00%	0.00%

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2020

(16) STOCK OPTIONS (Continued)

As of September 30, 2020, the Company has unvested and vested options under the 2016 Plan with exercise prices that range from a low of $.20 per share to a high of $.51 per share. The following table summarizes information about all of the stock options granted, exercised and cancelled under the 2016 Plan at September 30, 2020 and June 30, 2020:

Employees/Consultants	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2019	13,447,645	$0.20	3.29 Years	$-
Granted	2,098,188	$0.51
Exercised	-	$-
Cancelled	(450,000)	$0.20
Outstanding at June 30, 2020	15,095,833	$0.24	2.43 Years	$-
Granted	157,102	$0.51
Exercised	-	$-
Cancelled	-	$-
Outstanding at September 30, 2020	15,252,935	$0.25	2.21 Years	$-

The following table summarizes information about vested and unvested options under the 2016 Plan at September 30, 2020 and June 30, 2020:

Employees/Consultants	Unvested	Vested and Exercisable	Total
Outstanding at June 30, 2019	5,730,522	7,717,123	13,447,645
Granted	1,598,188	500,000	2,400,000
Vested and Exercisable	(2,755,526)	2,755,526	-
Cancelled	(450,000)	-	(450,000)
Outstanding at June 30, 2020	4,123,184	10,972,649	15,095,833
Granted	157,102	-	157,102
Vested and Exercisable	-	-	-
Cancelled	-	-	-
Outstanding at September 30, 2020	4,280,286	10,972,649	15,252,935

Unvested options will be expensed under the Black-Scholes options-pricing model when they vest. As of September 30, 2020, remaining options to be expensed when vested are estimated to be $501,318.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2020

(16) STOCK OPTIONS (Continued)

At September 30, 2020, the Company has issued options pursuant to six different stock option plans, the most recent being the 2016 Plan. The previous five plans through and including the 2012 Non-Statutory Plan have a remaining total of options vested and exercisable to purchase 12 shares at exercise price of $350 per share. The tables below summarize information about these five plans:

Employees/Consultants	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2019	13	$976	3.02 Years	$-
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2020	13	$976	2.01 Years	$-

Granted	-	$-
Exercised	-	$-
Cancelled	(1)	$13,500
Outstanding at September 30, 2020	12	$350	1.86 Years	$-

Vested & Exercisable Stock Options	September 30, 2020	June 30, 2020
Employee 2016 Equity Plan	-	-
Director 2016 Equity Plan	-	-
Employee Other Plans	12	13
Directors and Consultants Other Plans	-	-
Total	12	13

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

(17) COMMITMENTS AND CONTINGENCIES

The Company previously carried $3,000,000 in product liability insurance to cover both clinical sites and sales. As part of its cost savings initiatives, the Company cancelled the policy as it had not had any adverse experiences after conducting more than 25,000 patient scans worldwide. The Company is now self-insuring the risk of product liability.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

September 30, 2020

(17) COMMITMENTS AND CONTINGENCIES (Continued)

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

On October 23, 2019, the Company entered into a consulting agreement (“the Agreement”) effective as of November 1, 2019, with Dr. Huabei Jiang to serve as IDSI’s Chief Scientific Consultant. Pursuant to the Agreement, Dr. Jiang is focused on improving the technical performance and image quality of IDSI’s CTLM® breast imaging device. Per the Agreement, the goal of the initial project is to complete image quality improvement by November 1, 2020. A payment of $500,000 will be due upon satisfactory completion of the project. As of September 30, 2020, we believe that Dr. Huabei Jiang has made substantial progress on the image quality, but we have yet to establish the effectiveness of the improvements.

(18) SUBSEQUENT EVENTS

On October 8, 2020, the company received proceeds of $10,000 from Erhfort, LLC pursuant to a promissory note. Interest is 15% per annum and is due monthly.

On October 27, 2020, the company received proceeds of $10,000 from Erhfort, LLC pursuant to a promissory note. Interest is 15% per annum and is due monthly.

As of the date of this report, the Company has vacated its current facilities in response to a thirty-day notice that was received on October 1, 2020. The thirty-day notice was issued because of the Company’s delinquent rent obligations. We are currently working with our landlord to settle the remaining obligations on the lease. As of the date of this report, the Company has established a corporate address at 618 E South St, Suite 500, Orlando, FL 32801. Physical space is not included in this lease agreement, but is available, if needed, for additional fees. The lease agreement for this facility is effective November 1, 2020 for a term of twelve months. The monthly rent is $53.10. The Company also established a physical location (250 sq ft) at 5901 Miami Gardens Drive, Suite 325, Miami FL, 33015 to be used for R&D. The lease agreement is effective November 1, 2020 for a term of six months. The monthly rent is $850.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q for the period ended September 30, 2020, contains “forward-looking statements” within the meaning of the federal securities laws and use terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements. These forward-looking statements include, among others, statements relating to our business strategy, which is based upon our interpretation and analysis of trends in the healthcare treatment industry, especially those related to the diagnosis and treatment of breast cancer, and upon management’s ability to successfully develop and commercialize its principal product, the CTLM®. This strategy assumes that the CTLM® will provide benefits, from both a medical and an economic perspective, to current alternative techniques for diagnosing and managing breast cancer. Factors that could cause actual results to materially differ include, without limitation, the ongoing global COVID-19 pandemic/economic crisis, the timely and successful completion of our clinical trials required by the U.S. Food and Drug Administration (“FDA”) and compliance with the regulations of the FDA and the China Food and Drug Administration (“CFDA”); the timely and successful submission of our FDA application for pre-market approval and our ability to obtain U.S. marketing clearance; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing through private placements or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future. There are also many known and unknown risks, uncertainties and other factors, including, but not limited to, technological changes and competition from new diagnostic equipment and techniques, changes in general economic conditions, healthcare reform initiatives, legal claims, regulatory changes and risk factors detailed from time to time in our Securities and Exchange Commission filings that may cause these assumptions to prove incorrect and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described above and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed on September 28, 2020. All forward-looking statements and risk factors included in this Form 10-Q report and in the Form 10-K report are made as of the date of the relevant disclosure document based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements or risk factors. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. Since our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Our business address is 618 E South St, Suite 500, Orlando, FL 32801. Our Internet website address is www.imds.com. The information contained in, or that can be accessed through, our website is not part of this Form 10-Q quarterly report.

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

As of the date of this quarterly report on Form 10-Q for the three months ended September 30, 2020, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through September 30, 2020 of $134,272,301 after discounts and dividends on preferred stock. We incurred net losses applicable to common shareholders of $162,552 for the three months ended September 30, 2020 and $259,576 for the three months ended September 30, 2019.

The Company received marking clearance for the CTLM® from the Chinese FDA (“CFDA”) effective November 16, 2018 to November 15, 2023 as disclosed in the Company’s 8-K report filed December 11, 2018; however, we anticipate that substantial losses from operations will continue until we begin to generate revenues through the sales of CTLM® systems in China. We believe that we face substantial delays before receiving marketing clearance through the U.S. Food and Drug Administration (“FDA”). These losses will be primarily due to an anticipated increase in marketing, manufacturing and operational expenses associated with the international commercialization of the CTLM®, expenses associated with international commercialization of the CTLM®, expenses associated with FDA approval processes, and the costs associated with advanced product development activities. We have implemented a new business strategy which includes a licensing agreement on June 20, 2017 with Xi’an IDI Laser Imaging Co. Ltd (Xi’an IDI), a related party, to shift manufacturing of the CTLM® for the China and Asian markets to China.

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

Once IDSI has substantial revenues and cash flow, we believe we will be able to raise from operations and/or private investors the necessary funding to allow us to move forward with our CTLM® 3.0 project. The CTLM® 3.0 project and some regulatory initiatives have been put on hold due to the COVID-19 pandemic and its consequences.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, we analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. During the three months ended September 30, 2020, the Board granted options to purchase 157,102 shares with an exercise price of $.51 per share to an employee. During the three months ended September 30, 2019, no stock options were granted to employees or consultants. Those options are being expensed pursuant to ASC 718.

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

RESULTS OF OPERATIONS

Sales and Cost of Sales

Revenues during the three months ended September 30, 2020 and 2019 were $0.

The Cost of Sales during the three months ended September 30, 2020 and 2019 were $0.

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

General and administrative expenses during the three months ended September 30, 2020, were $78,899 representing a decrease of $17,558 or 18% from $96,457 during the three months ended September 30, 2019.

The general and administrative decrease of $17,558 is due primarily to a decrease in legal and filing fees during fiscal 2021. There were also reductions in other expenses due to the reduction in business activity during the three months ended September 30, 2020 because of the COVID-19 crisis.

SALARIES AND WAGES

Our salaries and wages expenses include compensation, related benefits, payroll taxes and other payroll fees for all employees.

Salaries and wages expense during the three months ended September 30, 2020, were $0 representing a decrease of $69,183 or 100% from $69,183 during the three months ended September 30, 2019.

The decrease of $69,183 is due to the furloughing of all employees on May 1, 2020 in response to the COVID-19 crisis.

RESEARCH AND DEVELOPMENT

We incur research and development expenses to develop significant enhancements to our sole product, the CTLM®. These expenses consist primarily of clinical costs, costs of materials and components to make product enhancements, new product research costs, and costs associated with servicing clinical collaboration sites.

Research and development expenses during the three months ended September 30, 2020 were $8,308 representing a decrease of $8,836 or 52% from $17,144 during the three months ended September 30, 2019.

The research and development decrease of $8,836 is due primarily to the lack of clinical expenses during the three months ended September 30, 2020.

SALES AND MARKETING

Our sales and marketing expenses consist primarily of expenses associated with advertising and promotion, representative office expense, trade shows, conferences, promotional and training costs related to marketing the CTLM®, commissions, travel/subsistence, patent maintenance fees, consulting, certification expenses, and product liability insurance.

Sales and marketing expenses during the three months ended September 30, 2020, were $338 representing an increase of $160 or 90% from $178 during the three months ended September 30, 2019.

All sales and marketing expense during both the three months ended September 30, 2020 and 2019 were related to fees for maintaining our website. The difference relates to difference between the website related services provided during the two quarters.

CONSULTING EXPENSES

Our consulting expenses consists of all consulting fees paid as well as share-based compensation issued to our consultants. Our share-based compensation expense consists of vested stock options expensed under the Black-Scholes options pricing model.

Consulting expenses for the three months ended September 30, 2020, were $51,000 representing a decrease of $8,500 or 14% from $59,500 during the three months ended September 30, 2019.

The decrease of $8,500 is due to consulting fees to a related party being higher by $4,500 during the three months ended September 30, 2019. There was also an additional consulting fee of $4,000 related to the QMS audit during the three months ended September 30, 2019.

AGGREGATE OPERATING EXPENSES

Total operating expenses (general and administrative, salaries and wages, research and development, sales and marketing, depreciation and amortization, and stock options) and cost of sales during the three months ended September 30, 2020, were $139,167, representing a decrease of $105,242 or 43% from $244,409 when compared to the operating expenses and cost of sales during the three months ended September 30, 2019. The overall decrease in expenses is due to the Company having less business activity in fiscal 2021, continuing efforts to streamline operations and reduce costs, as well as the COVID-19 pandemic.

Depreciation and amortization during the three months ended September 30, 2020, was $622 representing a decrease of $1,325 or 68% from $1,947 during the three months ended September 30, 2019.

Interest expense during the three months ended September 30, 2020, was $19,861 representing an increase of $9,225 or 87% from $10,636 during the three months ended September 30, 2020, 2019. The increase is due to more outstanding debt during the three months ended September 30, 2020.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $0 at September 30, 2020 and $45,960 at June 30, 2020. We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to generate sales in China and obtain FDA marketing clearance, the expected costs of commercializing our initial product, the CTLM®, and the time required for homologations from certain countries.

Our inventory, which consists of raw materials, work in process (including completed units under testing), and finished goods totaled $436,952 at September 30, 2020 and $436,952 at June 30, 2020. Raw materials used for research and development or other purposes are expensed and not included in inventory. The net inventory is $0 at September 30, 2020 and June 30, 2020 because the Company has recorded an allowance for slow moving and obsolete inventory for the entire value of the inventory due to lack of demand for parts and lack of sales.

Our property and equipment, net, totaled $1,280 at September 30, 2020 and $1,902 at June 30, 2020. The overall decrease of $622 is due entirely to depreciation during three months ended September 30, 2020.

Our operating lease right-of-use assets totaled $38,763 at September 30, 2020 and $62,266 at June 30, 2020. The decrease in operating lease right-of-use assets is due to the amortization of the asset under ASC 842.

Our current liabilities, which consist of accounts payable, accrued payroll taxes and penalties, short term debt, current portion of lease liabilities, and current portion of long-term debt, totaled $1,295,842 at September 30, 2020 and $1,189,416 at June 30, 2020. Accounts payable and accrued expenses totaled $411,245 at September 30, 2020 and $300,936 at June 30, 2020. Accrued payroll taxes and penalties totaled $314,019 at September 30, 2020 and $314,019 at June 30, 2020. Promissory notes totaled $520,000 at September 30, 2020 and $520,000 at June 30, 2020. The current portion of lease liabilities totaled $34,202 at September 30, 2020 and $54,461 at June 30, 2020. The current portion of long-term debt was $16,376 at September 30, 2020 and $0 at June 30, 2020. Current liabilities increased primarily due to accounts payable increasing by $110,309 during the three months ended September 30, 2020.

Our long-term liabilities, which consists of the noncurrent operating lease liabilities as well as long-term loans payable totaled $67,893 at September 30, 2020 and $87,621 at June 30, 2020. The decrease in long-term liabilities was due to a portion of the loans payable becoming a current liability during the three months ended September 30, 2020.

Our temporary equity, which consists of Convertible Preferred Series L (including accrued dividends), totaled $402,464 at September 30, 2020 and $397,939 at June 30, 2020. The increase of $4,525 is due to dividends for the three months ended September 30, 2020 that are being included in the total redemption value.

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

We have financed our operating and research and development activities through multiple private placements of common stock as well as short term loans from related parties. During the three months ended September 30, 2020, we did not raise any capital through private placements of common stock or received proceeds from short term loans. During the three months ended September 30, 2019, we received proceeds of $120,000 through short-term related party loans.

Net cash used for operating and product development expenses, which may include our purchase of additional materials to continue the manufacture of CTLM® Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law was $45,960 for the three months ended September 30, 2020, compared to net cash used by operating activities and product development of the CTLM® and related software development of $124,606 during the three months ended September 30, 2019. At September 30, 2020, we had negative working capital of $1,271,732 compared to negative working capital of $1,118,102 at June 30, 2020. We do not expect to generate a positive internal cash flow for at least the next 12 months due to the time needed to ramp up our sales and marketing plan in China. Implementation of our plan has been severely impeded by the ongoing COVID-19 crisis, and abatement of the crisis is needed in order for our plan to succeed.

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

Through the date of this report, IDSI has been taking drastic measures as a response to the global COVID-19 crisis to preserve working capital. These measures include the conversion of our full-time employees to contractors working on an as-needed basis, deferral of payments to vendors, and transition of our facilities to a smaller, more cost-efficient space.

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

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed on September 28, 2020, includes a detailed discussion of our risk factors. The risks described in our Form 10-K Report are not the only risks facing IDSI. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. For the three months ended September 30, 2020, there were no material changes in risk factors as previously disclosed in our Form 10-K.

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

Dated: November 20, 2020	Imaging Diagnostic Systems, Inc.

	By:	/s/ David Fong
David Fong
Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)