Form 10-Q
period 2020-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2021-02-16
CIK 790652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of February 16, 2021: 123,013,804 shares of common stock, no par value.

IMAGING DIAGNOSTIC SYSTEMS, INC.

i

Item 1.	Financial Statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Balance Sheets

	December 31, 2020	June 30, 2020
Assets	(unaudited)
Current assets:
Cash	$-	$45,960
Royalty receivable	-	10,875
Consultant advances	5,000	5,000
Prepaid expenses	15,790	9,479

Total current assets	20,790	71,314

Property and equipment, net	-	1,902
Operating lease right-of-use assets	14,362	62,266

Total assets	$35,152	$135,482

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$403,761	$300,936
Accrued payroll taxes and penalties	314,019	314,019
Promissory notes, related party	562,865	520,000
Current portion of PPP loan payable	42,461	-
Current portion of operating lease liabilities	13,173	54,461

Total current liabilities	1,336,279	1,189,416

Long-term liabilities
PPP Loan Payable, less current portion	37,139	79,600
Operating lease liabilities, less current portion	1,189	8,021

Total long-term liabilities	38,328	87,621

Total liabilities	1,374,607	1,277,037

Commitment and Contingencies (Note 17)

Temporary equity
Convertible Preferred Series L	406,988	397,939

Total temporary equity	406,988	397,939

Stockholders’ Deficit:
Preferred stock, no par , 2,000,000 authorized Convertible preferred stock, Series M, 600 designated 0 shares issued and outstanding at December 31, 2020 and June 30, 2020	-	-
Common stock, no par value, 500,000,000 authorized , 122,876,549 and 122,876,549 shares issued and outstanding December 31, 2020 and June 30, 2020, respectively	132,630,954	132,570,255
Shares to be Issued	70,000	-
Accumulated Deficit	(134,447,397)	(134,109,749)

Total stockholders’ deficit	(1,746,443)	(1,539,494)

Total liabilities and stockholders’ deficit	$35,152	$135,482

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Operations
(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

Total Revenue	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses:
General and administrative	28,424	71,883	107,323	168,341
Salaries and wages	-	72,818	-	142,001
Research and development	-	-	8,308	17,144
Sales and marketing	262	127	600	305
Depreciation and amortization	-	1,947	622	3,894
Consulting expenses (including share-based compensation)	131,107	116,199	182,107	175,699
Total Operating Expenses	159,793	262,974	298,960	507,384

Operating Loss	(159,793)	(262,974)	(298,960)	(507,384)

Other Income (expense)
Interest income	-	7	1	13
Gain on termination of lease	10,863	-	10,863
Loss on disposal of fixed assets	(1,180)	-	(1,180)
Other Income	-	-	1,000	-
Interest expense	(20,461)	(14,441)	(40,322)	(25,077)
Total Other Expense	(10,778)	(14,434)	(29,638)	(25,064)
Net Loss	(170,571)	(277,408)	(328,598)	(532,448)

Preferred Stock Dividends	(4,525)	(4,537)	(9,050)	(9,074)
Net Loss Available to Common Stockholders	(175,096)	(281,945)	$(337,648)	$(541,522)

Net Loss per common share:
Basic and diluted	$-	$-	$-	$-

Weighted average number of common shares outstanding:
Basic and diluted	122,876,549	122,706,684	122,876,549	122,664,165

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Changes in Stockholders’ Deficit

For the three and six months ended December 31, 2020 and 2019

(unaudited)

	Common Stock
	Number of Shares	Amount	Shares to be Issued	Accumulated Deficit	Total
Balance at June 30, 2020	122,876,549	$132,570,255	$-	$(134,109,749)	$(1,539,494)

Cummulative Dividend on Series L CV Preferred	-	-	-	(4,525)	(4,525)

Net loss	-	-	-	(158,027)	(158,027)

Balance at September 30, 2020	122,876,549	$132,570,255	$-	$(134,272,301)	$(1,702,046)

Cummulative Dividend on Series L CV Preferred	-	-	-	(4,525)	(4,525)

Related party payables converted to Equity	-	-	70,000	-	70,000

Stock options expense	-	60,699	-	-	60,699

Net loss	-	-	-	(170,571)	(170,571)

Balance at December 31, 2020	122,876,549	$132,630,954	$70,000	$(134,447,397)	$(1,746,443)

Balance at June 30, 2019	122,621,646	$132,228,967	$-	$(133,062,606)	$(833,639)

Cummulative Dividend on Series L CV Preferred	-	-	-	(4,537)	(4,537)

Net loss	-	-	-	(255,040)	(255,040)

Balance at September 30, 2019	122,621,646	$132,228,967	$-	$(133,322,183)	$(1,093,216)

Cummulative Dividend on Series L CV Preferred	-	-	-	(4,537)	(4,537)

Adjustment to correct number of common shares	-	-	-	-	-

Shares Issued for Cash	137,255	70,000	-	-	70,000

Stock options expense	-	60,699	-	-	60,699

Net loss	-	-	-	(277,408)	(277,408)

Balance at December 31, 2019	122,758,901	$132,359,666	$-	$(133,604,128)	$(1,244,462)

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Cash Flows
(unaudited)

	Six months ended December 31, 2020	Six months ended December 31, 2019

Net loss	$(328,598)	$(532,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	622	3,894
Loss on abandonment of fixed assets	1,180	-
Gain on termination of lease	(10,863)	-
Stock option expense	60,699	60,699

Changes in assets and liabilities:
(Increase) decrease in employee advances	-	(5,000)
(Increase) decrease in royalty receivable	10,875	-
(Increase) decrease in prepaid expenses	(12,311)	943
Increase (decrease) in accounts payable and accrued expenses	196,642	159,910
Change in right of use asset/lease obligation, net	(108)	10,682
Total adjustments	246,736	231,128

Net cash used in operating activities	(81,862)	(301,320)

Cash flows from financing activities:
Change in bank overdrafts	(6,963)	-
Proceeds from promissory notes, related party	42,865	220,000
Proceeds issuance of common stock	-	70,000

Net cash provided by financing activities	35,902	290,000

Net increase (decrease) in cash and cash equivalents	(45,960)	(11,320)

Cash and cash equivalents at beginning of period	45,960	44,615

Cash and cash equivalents at end of period	$-	$33,295

Supplemental Disclosure of cash flow information:
Cash paid for interest	$-	$23,712
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
ROU assets and liabilities at inception	$-	$147,291
Common Stock to be issued on conversion of accounts payable	$70,000	$-

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2020

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

(2) GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements are prepared assuming the Company will continue as a going concern. As of December 31, 2020, the Company had an accumulated deficit of $134,447,397, a stockholders’ deficit of $1,746,443 and a working capital deficiency of $1,315,489. For the six months ended December 31, 2020, net loss totaled $328,598. The net cash used in operating activities for the six months ended December 31, 2020 totaled $81,862. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon generating sales and obtaining additional capital and financing. While the Company believes in the viability of its strategy to generate material sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company received from the Chinese FDA (“CFDA”) marketing clearance for the CTLM® effective November 16, 2018 to November 15, 2023. However, there can be no assurance that we will obtain U.S. Food and Drug Administration (“FDA”) marketing or other new international marketing clearances, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® in China or elsewhere to allow us to operate profitably. If our majority shareholder Viable International Investments, LLC (“Viable”) fails to continue funding, the Company would be materially adversely affected and may have to cease operations due to a lack of funding. These matters affect the Company’s liquidity profile, and management’s plans in those regards are discussed in the paragraphs that follow.

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

December 31, 2020

(2) GOING CONCERN AND MANAGEMENT’S PLANS (Continued)

The Company’s next focus, after having obtained CFDA approval in China, is on obtaining marketing clearance of its CTLM® Breast Imaging System through the FDA. The premarket approval (“PMA”) process for U.S. marketing clearance is expected to take longer than the Chinese process, and we intend to resume this effort after achieving successful marketing and sales of CTLM® systems in China. Our sales and marketing efforts in China have been significantly hindered by the ongoing COVID-19 pandemic, and therefore we do not expect revenue from China until the fourth quarter of fiscal 2021. No sales in other countries are expected in the near future, as we do not intend to pursue sales in other countries until after obtaining FDA marketing clearance, as to which there can be no assurance.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2020

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2020, contained in our General Form for Registration of Securities of Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on September 28, 2020. The results of operations for the six months ended December 31, 2020, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2021.

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

Our allowance for doubtful accounts was $0 as of December 31, 2020 and June 30, 2020.

(d) Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company. There were no cash equivalents at December 31, 2020 and June 30, 2020.

(e) Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit of $250,000. At December 31, 2020 and June 30, 2020, the Company had $0 in excess of the federally insured limit.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2020

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company did not have any revenue for the six months ended December 31, 2020 and 2019.

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

The Company had 11,472,661 and 10,972,662 options vested as of December 31, 2020 and June 30, 2020, respectively and 3,780,286 and 4,123,184 options not yet vested as of December 31, 2020 and June 30, 2020, respectively.

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

December 31, 2020

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. During the six months ended December 31, 2020, the Board granted options to purchase 157,102 shares with an exercise price of $.51 per share to an employee. During the six months ended December 31, 2019, the Board granted options to purchase 2,000,000 shares with an exercise price of $.51 per share to a consultant. Stock options are being expensed pursuant to ASC 718.

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

The Company has determined that no impairment losses need to be recognized through the six months ended December 31, 2020 and 2019.

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

December 31, 2020

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

(m) Warranty reserve

The Company warrants all products and parts supplied for a period of 12 months from the date of installation or 15 months from the date the products was/were shipped from IDSI, whichever occurs first. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Based on the Company’s experience, the warranty reserve was estimated based on the replacement cost of the laser and certain electronic parts. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The Company had no warranty reserve balance as of December 31, 2020 or June 30, 2020.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2020

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

(o) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments. After a review of our accounts receivable, the Company has not recorded an allowance for doubtful accounts. The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At December 31, 2020 and June 30, 2020, the aggregate fair value of the Company’s debt obligations approximated its carrying value. The Company relies upon the guidance of ASC 820 (“Fair Value Measurements and Disclosures”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly, transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2020

(4) REVENUE (Continued)

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

The Company had no sales during the six months ended December 31, 2020 and 2019.

(5) RELATED PARTY TRANSACTIONS

Due from related parties

On March 22, 2018, the Board of Directors approved the execution of two agreements with Xi’an of China, an affiliated Company of IDSI. The agreements are a Know How Transfer Contract and a CTLM Know How Confidentiality Agreement. The contract, having a term of 20 years, stipulates that Xi’an will pay IDSI a know how transfer fee of 25% of revenue for CTLM product sales in their territory. The Company also sells inventory parts or acquires parts from third parties on behalf of Xi’an. During the six months ended December 31, 2020 and 2019, there were no such sales. As of December 31, 2020 and June 30, 2020, the Company has receivables from related parties, net of allowance, of $0 as a result of sales of inventory parts or acquisition of parts from third parties on behalf of Xi’an. Xi’an and Viable have common ownership hence these transactions are considered related party transactions. The original balance of the receivables was $7,700, but the Company decided to reserve the full amount in fiscal 2020 due to its age as well as the ongoing COVID-19 crisis.

Additionally, as of December 31, 2020 and June 30, 2020, the Company has amounts due from related parties, net of allowance, of $0. The original balance due from related parties was $11,965. Most of this balance was due to product that was purchased by Xi’an that was paid for by IDSI. Xi’an intends to reimburse IDSI for the amounts paid on their behalf. During fiscal 2020, the Company decided to reserve the full amount of $11,965 due from related parties due to its age as well as the ongoing COVID-19 crisis.

Related party fees

Erhfort, LLC was paid a consulting fee of $51,000 and $60,000 for the six months ended December 31, 2020 and 2019, respectively. Erhfort, LLC regularly reviews the Company’s operations and reports to IDSI’s CEO, Chunming Zhang, who lives in China. Erhfort, LLC is a related party because it owns Company common stock directly and indirectly.

David Fong, serving as the Company’s CFO, was paid consulting fees of $51,000 for each of the six month periods ended December 31, 2020 and 2019. These fees were paid to his affiliated business, Fong & Associates, LLC.

Related party payables and accrued expenses

As of December 31, 2020 and June 30, 2020, the amount of consulting fees due to Erhfort, LLC, which is included in accounts payable, is $73,000 and $92,000, respectively. On December 31, 2020, the Company converted $70,000 of unpaid fees to Erhfort, LLC to common stock at a rate of $0.51 per share.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2020

(5) RELATED PARTY TRANSACTIONS (Continued)

As of December 31, 2020 and June 30, 2020, the amount of interest on related party notes due to Erhfort, LLC, which is included in accounts payable, is $44,580.83 and $6,164.40, respectively.

As of December 31, 2020 and June 30, 2020, the amount of consulting fees due to Fong & Associates, LLC, which is included in accounts payable, is $143,000 and $92,000, respectively.

As of December 31, 2020 and June 30, 2020, the amount of interest on related party notes due to JM One Holdings, LLC, which is included in accrued expenses, is $4,372.59 and $2,868.49, respectively. JM One Holdings, LLC is an entity affiliated with the Company’s CFO

(6) ROYALTY RECEIVABLE

On June 16, 2006, the Company entered into a Royalty Agreement with Bioscan Inc. whereby the Company established a licensing relationship with Bioscan which granted Bioscan an exclusive sublicensable, royalty-bearing license to make, use, offer for sale, import and otherwise develop and commercialize products in its territory. Bioscan Inc. was subsequently purchased by TriFoil Imaging. During the six months ended December 31, 2020 and 2019, there was no royalty income. As of December 31, 2020 and June 30, 2020, the Company had royalty receivable balances of $0 and $10,875, respectively.

(7) INVENTORIES

Inventories consisted of the following:

	December 31, 2020	June 30, 2020

Raw materials consisting of purchased parts, components and supplies	$92,587	$369,452
Work-in process including units undergoing final inspection and testing	-	52,500
Finished goods	7,500	15,000
Total Inventory	$100,087	$436,952
Inventory Reserve	(100,087)	(436,952)
Net Inventory	$-	$-

Due to the age of the inventory, lack of demand for parts and lack of sales the Company wrote off all inventory during the year ended June 30, 2017 and has booked a reserve for the entire value of its inventory as of December 31, 2020 and June 30, 2020. During the three months ended December 31, 2020, the Company made an adjustment to write-off the inventory and inventory reserve amounts by $336,865. This was done because the Company relocated its main office and disposed of much of its obsolete inventory at that time.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2020

(8) PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	December 31, 2020	June 30, 2020	Useful life

Furniture and Fixtures	$-	$261,011	5 years
Computers and Equipment	12,612	370,704	5 years
Third Party Software	10,291	10,291	5 years
Clinical Equipment	15,000	15,000	5 years
Total Property & Equipment	$37,903	$657,006
Less: accumulated depreciation	(37,903)	(655,104)
Total Property & Equipment - Net	$-	$1,902

Depreciation expense for the six months ended December 31, 2020 and 2019 was $622 and $3,894 respectively. During the three months ended December 31, 2020, the Company disposed of much of its nonessential furniture and equipment pursuant to the relocation to a much smaller office and storage space. Most of the fixed assets were fully depreciated so that there was only a net loss of $1,180 on the disposal of fixed assets.

(9) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2020 and June 30, 2020, accounts payable and accrued expenses totaled $403,761 and $300,936, respectively, which consists of accounts payable of $391,909 and $296,917 and other accrued expenses of $11,852 and $4,019, respectively.

On October 1, 2020, the Company’s office and warehouse lease was terminated by its landlord due to nonpayment of rent. Pursuant to a settlement agreement, the Company reduced its accounts payable by $16,756 (See Note 13).

On December 31, 2020, the Company converted $70,000 in accounts payable due to a related party to 137,255 shares of common stock. The conversion agreement was effective December 31, 2020 and share issuance occurred on January 13, 2021 (See Note 5).

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2020

(10) ACCRUED PAYROLL TAXES AND PENALTIES

As of December 31, 2020 and June 30, 2020, the Company owed the IRS $314,019 and $314,019, respectively. Accrued payroll taxes represent outstanding interest and penalties based on prior management’s failure to pay payroll taxes commencing with the quarter ending March 31, 2010. As part of new management’s restructuring plan, the Company received funds from an accredited investor to be able to make a payment to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting penalty and interest abatement. The amount due at December 31, 2020 of $314,019 represents the interest and penalties. The Company has formally asked the IRS to abate all remaining interest and penalties of $314,019. The Company had a telephone conference on April 18, 2019 with the office of appeals and is waiting for further communications from the appeals officer. As of December 31, 2020, the Company’s tax counsel is in the process of reviewing recent IRS correspondence to determine appeals status and will work towards final resolutions with the IRS on all outstanding liabilities. The Company has decided to wait until all resolutions are final before making any adjustments to the balance of $314,019 owed to the IRS.

(11) PROMISSORY NOTES – RELATED PARTY

The following table is a summary of the outstanding note balances as of December 31, 2020 and June 30, 2020.

Noteholder	Interest Rate	Maturity Date	December 31, 2020	June 30, 2020
Related Party Notes:
Erhfort, LLC	15%	6/30/21	$100,000	$100,000
Erhfort, LLC	15%	6/30/21	100,000	100,000
JM One Holdings, LLC	15%	6/30/21	20,000	20,000
Erhfort, LLC	15%	6/30/21	100,000	100,000
Erhfort, LLC	15%	6/30/21	100,000	100,000
Erhfort, LLC	15%	6/30/21	100,000	100,000
Erhfort, LLC	15%	6/30/21	10,000	-
Erhfort, LLC	15%	6/30/21	10,000	-
Viable International Investments, LLC	0%	On Demand	7,865	-
Viable International Investments, LLC	0%	On Demand	5,000	-
Viable International Investments, LLC	0%	On Demand	5,000	-
Viable International Investments, LLC	0%	On Demand	5,000	-
Total Related Party Notes			$562,865	$520,000

Erhfort, LLC and Viable International Investments, LLC own Company common stock directly and indirectly. JM One Holdings, LLC is an entity affiliated with the Company’s CFO. Hence, these debts are considered related party debt.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2020

(11) PROMISSORY NOTES – RELATED PARTY (Continued)

During the six months ended December 31, 2020, the Company received loan proceeds of $20,000 from Erhfort, LLC and $22,865 from Viable International Investments, LLC. The loans from Erhfort, LLC have an annual interest rate of 15% while the loans from Viable International Investments, LLC have zero interest.

During the six months ended December 31, 2019, the Company received loan proceeds of $100,000 from Erhfort, LLC and $20,000 from JM One Holdings, LLC, both of which are related parties. The loans from Erhfort and JM One Holdings, LLC will both have annual interest rates of 15%. The maturity dates for all related party loans were extended to June 30, 2021 on August 24, 2020.

(12) LONG-TERM DEBT

The following table is a summary of the outstanding loan balances as of December 31, 2020 and June 30, 2020.

Noteholder	Interest Rate	Maturity Date	December 31, 2020	June 30, 2020
Truist Bank	1%	5/9/22	$79,600	$79,600
Total Debt			79,600	79,600
Current Portion of Debt			(42,461)	-
Total Long-term Debt			$37,139	$79,600

On May 9, 2020, the Company entered into a loan with Truist Bank, a lender pursuant to the Paycheck Protection Program of the CARES Act as administered by the SBA in the amount of $79,600. The loan, in the form of a promissory note, matures on May 9, 2022. No additional collateral or guarantees were provided by the Company for the loan. The PPP loan provides for customary events of default. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, rent payments, mortgage interest and covered utilities during the 24-week period beginning on the date of loan disbursement.  The Company may be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and it cannot provide any assurance that it will be eligible for loan forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. All aspects of the PPP loan are subject to review by the SBA, including without limitation, the Company’s eligibility for and the size of the loan.  The review procedures have not been made public.  The Company cannot predict the outcome of that review nor be assured that all or any part of the loan will be forgiven.  To the extent that all or part of the PPP loan is not forgiven, the Company will be required to make payments, beginning August 2021, including interest accruing at an annual interest rate of 1.0% beginning on the date of disbursement. As of December 31, 2020 and June 30, 2020, the Company reported an accrued interest balance related to the PPP Loan of $517 and $116, respectively. The accrued interest is included in accounts payable and accrued expenses on our balance sheets.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2020

(13) LEASES

In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use (ROU) asset and lease liability in the balance sheet for all leases, including operating leases, with terms of more than twelve months. Recognition, measurement, and presentation of expenses and cash flows from a lease by a lessee have not significantly changed from previous guidance. The amendments also require qualitative disclosures along with specific quantitative disclosures. We adopted this guidance using the cumulative-effect adjustment method on July 1, 2019, meaning we did not restate prior periods. Current year financial information is presented under the guidance in topic 842, while prior year information will continue to be presented under Topic 840. Adoption of the standard resulted in the recognition of an operating ROU asset and lease liability of $147,291.

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

On October 1, 2020, the Company’s office and warehouse lease was terminated. As of December 31, 2020, the only lease that remains, with terms of more than twelve months, is an auto lease. This lease has a remaining lease term of 13 months as of December 31, 2020.

The components of lease expense were as follows:

Operating lease expense	$29,165
Total lease expense	$29,165

Supplemental cash flow information related to leases was as follows:

Six Months Ended
December 31, 2020
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$29,273

Right-of-use assets obtained in exchange for new lease obligation
Operating leases	$-

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2020

(13) LEASES (Continued)

Supplemental balance sheet information related to leases was as follows:

December 31, 2020
Operating leases
Operating lease right-of-use assets	$14,362

Current portion of operating lease liability	13,173
Operating lease liability, net of current portion	1,189
Total operating lease liability	$14,362

Weighted Average Remaining Lease Term
Operating leases	13 Months

Weighted Average Discount Rate
Operating leases	15%

As of December 31, 2020, maturities of lease liabilities were as follows:

Operating
Leases
Years Ended June 30,
2021	7,223
2022	8,427
Total minimum lease payments	15,650
Less: amounts representing interest	(1,288)
Present value of capital lease liabilities	$14,362

As of October 1, 2020, the Company’s office and warehouse lease was terminated by its landlord due to nonpayment of rent. The following summarizes the lease termination:

Operating lease asset (office and warehouse lease) – termination date – October 1, 2020	$21,403
Operating lease liability (office and warehouse lease) – termination date – October 1, 2020	21,511
Operating lease asset and (liability) (office and warehouse lease) – net – termination date – October 1, 2020	(108)
Gain on lease termination	10,863
Operating lease asset and (liability) (office and warehouse lease) – net – December 31, 2020	$-

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2020

(13) LEASES (Continued)

The landlord also agreed in its termination agreement with the Company to settle the $31,755 outstanding balance of the rent due for $15,000, resulting in a gain in the reduction of $16,754 of rent payable that is part of accounts payable, and the loss on the forfeiture of the rent deposit of $6,000. The total amount of gain for the termination of this lease resulted in a total net gain on lease termination of $10,863.

(14) CONVERTIBLE PREFERRED STOCK

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of December 31, 2020:

Security	Date Issued	No. of Shares	Amount	Date of Conversion	No. of Shares Converted	Amount Converted	Balance 12/31/2020
Total Series M Cv Pfd	Various	600	$6,000,000	Various	600	$6,000,000	$-0-
Dividends							-0-
Total redemption value							$-0-

Series L Cv Pfd	2/10/2010	35	$350,000	1/6/2011	15	$150,000	$200,000
Dividends							206,988
Total redemption value							$406,988

Series L Convertible Preferred Stock

On March 31, 2010, a private investor converted a $350,000 short-term promissory note into 35 shares of Series L Convertible Preferred Stock. The original purchase price/stated value is $10,000 per share and dividends accrue at an annual rate of 9%. The preferred stock is convertible into 474 shares of common stock for each share of preferred stock. On January 6, 2011, the private investor converted 15 shares of Series L Convertible Preferred Stock representing a principal value of $150,000. After the conversion, the private investor held 20 shares representing a principal value of $200,000. The remaining principal value of $200,000 is presented on the balance sheet as temporary equity, as the holder has the option to redeem for cash at any time. At December 31, 2020 and June 30, 2020, the balance of cumulative dividends owed to the investor which is included in redemption value was $206,988 and $197,939, respectively. The total presented on the balance sheet as temporary equity is $406,988 as of December 31, 2020 and $397,939 as of June 30, 2020.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2020

(14) CONVERTIBLE PREFERRED STOCK (Continued)

Series M Convertible Preferred Stock

The Company had previously sold 600 Series M Convertible Preferred Stock to Viable International Investments, LLC, a Florida limited liability company, (“Viable”). Each share of the Series M Preferred Stock was convertible into 147,283 shares of Common Stock. In the event of a liquidation, the holders of the Series M Preferred Stock would have been entitled to receive, prior to any distribution of assets to holders of Common Stock or other class of capital stock or other equity securities of the Corporation, $10,000 per share of Series M Preferred Stock held plus accrued but unpaid dividends. The holders of the Series M Preferred Stock would have had identical voting rights as any holder of Common Stock and would have voted together, not as separate classes. The original purchase price/stated value of each share of Series M Preferred Stock was $10,000 and Viable was be entitled to receive cumulative dividends at the fixed rate of 9% of the stated value per share per annum. As of December 31, 2020 and June 30, 2020, the balance of Series M Preferred stock was $0.

(15) COMMON STOCK

The Company has 500,000,000 of common shares no par value authorized and 2,000,000 of no par preferred shares authorized.

The Company did not issue any shares of common or preferred stock during the six months ended December 31, 2020.

During the six months ended December 31, 2019, the Company issued 137,255 shares of its common stock to a non-affiliated accredited investor pursuant to a subscription agreement for $70,000. The price per share was approximately $.51.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2020

(16) STOCK OPTIONS (Continued)

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company cannot assess its forfeiture rate at this time.

	As of December 31, 2020	As of June 30, 2020
Expected volatility	23% to 44%	20% to 24%
Expected term	.16 to 3.33 Years	.67 to 4.3 Years
Risk-Free interest rate	.13% to 2.49%	.89% to 2.49%
Forfeiture rate	0.00%	0.00%
Expected dividend rate	0.00%	0.00%

As of December 31, 2020, the Company has unvested and vested options under the 2016 Plan with exercise prices that range from a low of $.20 per share to a high of $.51 per share. The following table summarizes information about all of the stock options granted, exercised and cancelled under the 2016 Plan at December 31, 2020 and June 30, 2020:

Employees/Consultants	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2019	13,447,645	$0.20	3.29 Years	$-
Granted	2,098,188	$0.51
Exercised	-	$-
Cancelled	(450,000)	$0.20
Outstanding at June 30, 2020	15,095,833	$0.24	2.43 Years	$-
Granted	157,102	$0.51
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2020	15,252,935	$0.25	1.96 Years	$-

The following table summarizes information about vested and unvested options under the 2016 Plan at December 31, 2020 and June 30, 2020. The Company recognized an expense of $60,699 for the options vested during the six months ended December 31, 2020:

Employees/Consultants	Unvested	Vested and Exercisable	Total
Outstanding at June 30, 2019	5,730,522	7,717,123	13,447,645
Granted	1,598,188	500,000	2,400,000
Vested and Exercisable	(2,755,526)	2,755,526	-
Cancelled	(450,000)	-	(450,000)
Outstanding at June 30, 2020	4,123,184	10,972,649	15,095,833
Granted	157,102	-	157,102
Vested and Exercisable	(500,000)	500,000	-
Cancelled	-	-	-
Outstanding at December 31, 2020	3,780,286	11,472,649	15,252,935

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2020

(16) STOCK OPTIONS (Continued)

Unvested options will be expensed under the Black-Scholes options-pricing model when they vest. As of December 31, 2020, remaining options to be expensed when vested are estimated to be $440,619.

At December 31, 2020, the Company has issued options pursuant to six different stock option plans, the most recent being the 2016 Plan. The previous five plans through and including the 2012 Non-Statutory Plan have a remaining total of options vested and exercisable to purchase 12 shares at exercise price of $350 per share. The tables below summarize information about these five plans:

Employees/Consultants	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2019	13	$976	3.02 Years	$-
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2020	13	$976	2.01 Years	$-

Granted	-	$-
Exercised	-	$-
Cancelled	(1)	$13,500
Outstanding at December 31, 2020	12	$350	1.61 Years	$-

Vested & Exercisable Stock Options	December 31, 2020	June 30, 2020
Employee 2016 Equity Plan	-	-
Director 2016 Equity Plan	-	-
Employee Other Plans	12	13
Directors and Consultants Other Plans	-	-
Total	12	13

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

December 31, 2020

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

During fiscal 2018, as part of new management’s restructuring plan, the Company received funds from an accredited investor to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting abatement of penalties and interest totaling $314,019. As of December 31, 2020, the Company’s tax counsel is in the process of reviewing recent IRS correspondence to determine appeals status and will work towards final resolutions with the IRS on all outstanding liabilities. The Company has decided to wait until all resolutions are final before making any adjustments to the balance of $314,019 owed to the IRS.

The Company leased a commercial building from Isco Properties, LLC for its offices and warehouse in Fort Lauderdale, FL. The term of the lease was five years beginning February 2014 with a monthly base rent beginning at $6,360 and increasing at a rate of 3% per year. The total rent commitment for the five years was $405,031, which has been fully satisfied as of the date of this report. On October 31, 2018, the Company extended the lease for two years from February 1, 2019 to January 31, 2021. The monthly base rent was $7,150 for the 1st year and $7,350 for the 2nd year. The lease agreement was amended on August 1, 2019 which changed the total base rent for year 1 to $76,102 and year 2 to $98,452. This was the result of an agreement to reduce the base rent from August through October of 2019 by $6,650 per month and increasing the base rent from November 2019 through April 2020 by $3,417.38 (which includes imputed interest of $92.38 per month) to make up the deficit. The rent commitment before sales tax for the two years was $174,554. As of October 1, 2020, the Company’s office and warehouse lease was terminated by its landlord due to nonpayment of rent. The Company had an ROU asset related to the lease of $21,403 and a lease liability of $21,511 at termination, resulting in a gain on lease termination of $108. The landlord also agreed to settle the outstanding balance of the rent due for $15,000, pursuant to a settlement agreement, resulting in an additional net gain on lease termination of $10,756 (See Note 13).

On January 8, 2019, the Company entered into an auto lease agreement. The term of the lease is 3 years beginning January 8, 2019 with a monthly lease payment of $1,204 due on the 7th day of each month. The total lease commitment including sales tax for the 3 years is $43,338.

On October 23, 2019, the Company entered into a consulting agreement (“the Agreement”) effective as of November 1, 2019, with Dr. Huabei Jiang to serve as IDSI’s Chief Scientific Consultant. Pursuant to the Agreement, Dr. Jiang is focused on improving the technical performance and image quality of IDSI’s CTLM® breast imaging device. Per the Agreement, the goal of the initial project was to complete image quality improvement by November 1, 2020. A payment of $500,000 will be due upon satisfactory completion of the project. As of December 31, 2020, we believe that Dr. Huabei Jiang has made substantial progress on the image quality, but we have yet to establish the effectiveness of the improvements, as completion of the project has been delayed due to the COVID-19 crisis.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2020

(18) SUBSEQUENT EVENTS

On January 13, 2021, the Company issued 137,255 shares of common stock pursuant to a debt conversion agreement for $70,000 of accounts payable, effective December 31, 2020, with Erhfort, LLC. The amount of debt converted per share was approximately $.51.

On January 14, 2021, the Company received loan proceeds of $5,000 from Viable International Investments, LLC. Interest is 0% and the principal payable on demand.

On January 30, 2021, the Company received loan proceeds of $3,000 from Viable International Investments, LLC. Interest is 0% and the principal payable on demand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q for the period ended December 31, 2020, contains “forward-looking statements” within the meaning of the federal securities laws and use terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements. These forward-looking statements include, among others, statements relating to our business strategy, which is based upon our interpretation and analysis of trends in the healthcare treatment industry, especially those related to the diagnosis and treatment of breast cancer, and upon management’s ability to successfully develop and commercialize its principal product, the CTLM®. This strategy assumes that the CTLM® will provide benefits, from both a medical and an economic perspective, to current alternative techniques for diagnosing and managing breast cancer. Factors that could cause actual results to materially differ include, without limitation, the ongoing global COVID-19 pandemic/economic crisis, the timely and successful completion of our clinical trials required by the U.S. Food and Drug Administration (“FDA”) and compliance with the regulations of the FDA and the China Food and Drug Administration (“CFDA”); the timely and successful submission of our FDA application for pre-market approval and our ability to obtain U.S. marketing clearance; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing through private placements or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future. There are also many known and unknown risks, uncertainties and other factors, including, but not limited to, technological changes and competition from new diagnostic equipment and techniques, changes in general economic conditions, healthcare reform initiatives, legal claims, regulatory changes and risk factors detailed from time to time in our Securities and Exchange Commission filings that may cause these assumptions to prove incorrect and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described above and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed on September 28, 2020. All forward-looking statements and risk factors included in this Form 10-Q report and in the Form 10-K report are made as of the date of the relevant disclosure document based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements or risk factors. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. Since our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements.

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

As of the date of this quarterly report on Form 10-Q for the six months ended December 31, 2020, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through December 31, 2020 of $134,447,397 after discounts and dividends on preferred stock. We incurred net losses applicable to common shareholders of $337,648 for the six months ended December 31, 2020 and $541,522 for the six months ended December 31, 2019.

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

The Company’s next regulatory focus, after having obtained CFDA approval in China, is on obtaining marketing clearance of its CTLM® Breast Imaging System through the FDA. The premarket approval (“PMA”) process for U.S. marketing clearance is expected to take longer than the Chinese process, and we intend to resume this effort after successful marketing and sales of CTLM® systems in China. Our sales and marketing efforts in China have been significantly hindered by the ongoing COVID-19 pandemic, and therefore we do not expect revenue from China until the fourth quarter of fiscal 2021. No sales in other countries are expected in the near future, as we do not intend to pursue sales in other countries until after obtaining FDA marketing clearance.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, we analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. During the six months ended December 31, 2020, the Board granted options to purchase 157,102 shares with an exercise price of $.51 per share to an employee. During the six months ended December 31, 2019, the company granted 2,000,000 shares with an exercise price of $.51 per share to a consultant. Those options are being expensed pursuant to ASC 718.

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

RESULTS OF OPERATIONS

Sales and Cost of Sales

Revenues during the three months ended December 31, 2020 and 2019 were $0.

The Cost of Sales during the three months ended December 31, 2020 and 2019 were $0.

Revenues during the six months ended December 31, 2020 and 2019 were $0.

The Cost of Sales during the six months ended December 31, 2020 and 2019 were $0.

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

General and administrative expenses during the three months ended December 31, 2020, were $28,424 representing a decrease of $43,459 or 60% from $71,883 during the three months ended December 31, 2019.

The general and administrative decrease of $43,558 is due primarily to a decrease in legal and filing fees during fiscal 2021. There were also reductions in other expenses due to the reduction in business activity during the three months ended December 31, 2020 because of the COVID-19 crisis.

General and administrative expenses during the six months ended December 31, 2020, were $107,323 representing a decrease of $61,018 or 36% from $168,341 during the six months ended December 31, 2019.

The general and administrative decrease of $61,018 is due primarily to a decrease in legal and filing fees during fiscal 2021. There were also reductions in other expenses due to the reduction in business activity during the six months ended December 31, 2020 because of the COVID-19 crisis.

SALARIES AND WAGES

Our salaries and wages expenses include compensation, related benefits, payroll taxes and other payroll fees for all employees.

Salaries and wages expense during the three months ended December 31, 2020, were $0 representing a decrease of $72,818 or 100% from $72,818 during the three months ended December 31, 2019.

The decrease of $72,818 is due to the furloughing of all employees on May 1, 2020 in response to the COVID-19 crisis. Some of these employees have been working as independent contractors on an as-needed basis.

Salaries and wages expense during the six months ended December 31, 2020, were $0 representing a decrease of $142,001 or 100% from $142,001 during the six months ended December 31, 2019.

The decrease of $142,001 is due to the furloughing of all employees on May 1, 2020 in response to the COVID-19 crisis. Some of these employees have been working as independent contractors on an as-needed basis.

RESEARCH AND DEVELOPMENT

We incur research and development expenses to develop significant enhancements to our sole product, the CTLM®. These expenses consist primarily of clinical costs, costs of materials and components to make product enhancements, new product research costs, and costs associated with servicing clinical collaboration sites.

Research and development expenses during the three months ended December 31, 2020 were $0 representing no change from $0 during the three months ended December 31, 2019.

There were no research and development expenses during the three months ended December 31, 2020 and 2019.

Research and development expenses during the six months ended December 31, 2020 were $8,308 a decrease $8,836 or 52% from $17,144 during the six months ended December 31, 2019.

The research and development decrease of $8,836 is due primarily to the lack of clinical expenses during the six months ended December 31, 2020.

SALES AND MARKETING

Our sales and marketing expenses consist primarily of expenses associated with advertising and promotion, representative office expense, trade shows, conferences, promotional and training costs related to marketing the CTLM®, commissions, travel/subsistence, patent maintenance fees, consulting, certification expenses, and product liability insurance.

Sales and marketing expenses during the three months ended December 31, 2020, were $262 representing an increase of $135 or 106% from $127 during the three months ended December 31, 2019.

All sales and marketing expense during both the three months ended December 31, 2020 and 2019 were related to fees for maintaining our website. The difference relates to variations in website related fees during the two periods.

Sales and marketing expenses during the six months ended December 31, 2020, were $600 representing an increase of $295 or 97% from $305 during the six months ended December 31, 2019.

All sales and marketing expense during both the six months ended December 31, 2020 and 2019 were related to fees for maintaining our website. The difference relates to variations in website related fees during the two periods.

CONSULTING EXPENSES

Our consulting expenses consists of all consulting fees paid as well as share-based compensation issued to our consultants. Our share-based compensation expense consists of vested stock options expensed under the Black-Scholes options pricing model.

Consulting expenses for the three months ended December 31, 2020, were $131,107 representing an increase of $14,908 or 13% from $116,199 during the three months ended December 31, 2019.

The increase of $14,908 is due primarily to the hiring of some of our previously furloughed employees as consultants on an as needed basis.

Consulting expenses for the six months ended December 31, 2020, were $182,107 representing an increase of $6,408 or 4% from $175,699 during the six months ended December 31, 2019.

The increase of $6,408 is due primarily to the hiring of some of our previously furloughed employees as consultants on an as needed basis.

AGGREGATE OPERATING EXPENSES

Total operating expenses (general and administrative, salaries and wages, research and development, sales and marketing, depreciation and amortization, and stock options) and cost of sales during the three months ended December 31, 2020, were $159,793, representing a decrease of $103,181 or 39% from $262,974 when compared to the operating expenses and cost of sales during the three months ended December 31, 2019.  The overall decrease in expenses is due primarily to the ongoing COVID-19 pandemic which required us to further streamline operations and reduce costs.

Depreciation and amortization during the three months ended December 31, 2020, was $0 representing a decrease of $1,947 or 100% from $1,947 during the three months ended December 31, 2019.

Interest expense during the three months ended December 31, 2020, was $20,461 representing an increase of $6,020 or 42% from $14,441 during the three months ended December 31, 2019. The increase is due to a higher balance of outstanding debt during the three months ended December 31, 2020.

Total operating and cost of sales during the six months ended December 31, 2020, were $298,960, representing a decrease of $208,424 or 41% from $507,384 when compared to the operating expenses and cost of sales during the six months ended December 31, 2019.  The overall decrease in expenses is due primarily to the ongoing COVID-19 pandemic which required us to further streamline operations and reduce costs.

Depreciation and amortization during the six months ended December 31, 2020, was $622 representing a decrease of $3,272 or 84% from $3,894 during the six months ended December 31, 2019.

Interest expense during the six months ended December 31, 2020, was $40,322 representing an increase of $15,245 or 61% from $25,077 during the six months ended December 31, 2019. The increase is due to a higher balance of outstanding debt during the six months ended December 31, 2020.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $0 at December 31, 2020 and $45,960 at June 30, 2020.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to generate sales in China and obtain FDA marketing clearance, the expected costs of commercializing our initial product, the CTLM®, and the time required for homologations from certain countries.

Our inventory, which consists of raw materials, work in process (including completed units under testing), and finished goods totaled $100,087 at December 31, 2020 and $436,952 at June 30, 2020.  Raw materials used for research and development or other purposes are expensed and not included in inventory. The net inventory is $0 at December 31 2020 and June 30, 2020 because the Company has recorded an allowance for slow moving and obsolete inventory for the entire value of the inventory due to lack of demand for parts and lack of sales.

Our property and equipment, net, totaled $0 at December 31, 2020 and $1,902 at June 30, 2020.  The overall decrease of $622 is due to depreciation as well as the abandonment of fixed assets during six months ended December 31, 2020.

Our operating lease right-of-use assets totaled $14,362 at December, 2020 and $62,266 at June 30, 2020. The decrease in operating lease right-of-use assets is due to the amortization of the asset under ASC 842 as well as the termination of our office and warehouse lease.

Our current liabilities, which consist of accounts payable, accrued payroll taxes and penalties, short term debt, current portion of lease liabilities, and current portion of long-term debt, totaled $1,336,279 at December 31, 2020 and $1,189,416 at June 30, 2020. Accounts payable and accrued expenses totaled $403,761 at December 31, 2020 and $300,936 at June 30, 2020. Accrued payroll taxes and penalties totaled $314,019 at December 31, 2020 and $314,019 at June 30, 2020. Promissory notes totaled $562,865 at December 31, 2020 and $520,000 at June 30, 2020. The current portion of lease liabilities totaled $13,173 at December 31, 2020 and $54,461 at June 30, 2020. The current portion of long-term debt was $42,461 at December 31, 2020 and $0 at June 30, 2020. Current liabilities increased primarily due to accounts payable and accrued expenses increasing by $102,825, increase in related party promissory notes of $42,865, and more of the PPP loan becoming a current liability during the six months ended December 31, 2020.

Our long-term liabilities, which consists of the noncurrent operating lease liabilities as well as long-term loans payable totaled 38,328 at December 31, 2020 and $87,621 at June 30, 2020. The decrease in long-term liabilities was due to a portion of the loans payable becoming a current liability during the six months ended December 31, 2020.

Our temporary equity, which consists of Convertible Preferred Series L (including accrued dividends), totaled $406,988 at December 31, 2020 and $397,939 at June 30, 2020. The increase of $9,049 is due to dividends for the six months ended December 31, 2020 that are being included in the total redemption value.

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

We have financed our operating and research and development activities through multiple private placements of common stock as well as short term loans from related parties.  During the six months ended December 31, 2020, we received $42,865 through short-term related party loans. During the six months ended December 31, 2019, we received proceeds of $220,000 through short-term related party loans and raised $70,000 of capital through private placement transactions.

Net cash used for operating and product development expenses, which may include our purchase of additional materials to continue the manufacture of CTLM® Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law was $81,862 for the six months ended December 31, 2020, compared to net cash used by operating activities and product development of the CTLM® and related software development of $301,320 during the six months ended December 31, 2019.  At December 31, 2020, we had negative working capital of $1,315,489 compared to negative working capital of $1,118,102 at June 30, 2020. We do not expect to generate a positive internal cash flow for at least the next 12 months due to the time needed to ramp up our sales and marketing plan in China. Implementation of our plan has been severely impeded by the ongoing COVID-19 crisis, and abatement of the crisis is needed in order for our plan to succeed.

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

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed on September 28, 2020, includes a detailed discussion of our risk factors. The risks described in our Form 10-K Report are not the only risks facing IDSI. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. For the six months ended December 31, 2020, there were no material changes in risk factors as previously disclosed in our Form 10-K.

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

Dated: February 16, 2021	Imaging Diagnostic Systems, Inc.

	By:	/s/ David Fong
David Fong
Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)