Form 10-Q
period 2021-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2021-05-17
CIK 790652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of May 17, 2021: 123,156,941 shares of common stock, no par value.

IMAGING DIAGNOSTIC SYSTEMS, INC.

i

Item 1. Financial Statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Balance Sheets

	(unaudited)
	March 31, 2021	June 30, 2020
Assets
Current assets:
Cash	$-	$45,960
Royalty receivable	-	10,875
Consultant advances	5,000	5,000
Prepaid expenses	12,417	9,479

Total current assets	17,417	71,314

Property and equipment, net	-	1,902

Operating lease right-of-use assets	-	62,266

Total assets	$17,417	$135,482

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$482,017	$300,936
Accrued payroll taxes and penalties	314,019	314,019
Promissory notes, related party	574,375	520,000
Current portion of PPP loan payable	68,613	-
Current portion of operating lease liabilities	-	54,461

Total current liabilities	1,439,024	1,189,416

Long-term liabilities
PPP Loan Payable, less current portion	10,987	79,600
Operating lease liabilities, less current portion	-	8,021

Total long-term liabilities	10,987	87,621

Total liabilities	1,450,011	1,277,037

Commitment and Contingencies (Note 17)

Temporary equity
Convertible Preferred Series L	411,427	397,939

Total temporary equity	411,427	397,939

Stockholders’ Deficit:

Preferred stock, no par , 2,000,000 authorized Convertible preferred stock, Series M, 600 designated 0 shares issued and outstanding at March 31, 2021 and June 30, 2020	-	-
Common stock, no par value, 500,000,000 authorized , 123,013,804 and 122,876,549 shares issued and outstanding March 31, 2021 and June 30, 2020, respectively	132,821,433	132,570,255
Accumulated Deficit	(134,665,454)	(134,109,749)

Total stockholders’ deficit	(1,844,021)	(1,539,494)

Total liabilities and stockholders’ deficit	$17,417	$135,482

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Operations

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

Total Revenue	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses:
General and administrative	21,860	46,395	137,491	214,739
Salaries and wages	-	68,779	-	210,781
Research and development	-	6,709	-	23,849
Sales and marketing	111	111	711	416
Depreciation and amortization	-	621	622	4,515
Consulting expenses (including share-based compensation)	171,479	175,979	353,586	351,678
Bad debt expense	-	19,665	-	19,665
Total Operating Expenses	193,450	318,259	492,410	825,643

Operating Loss	(193,450)	(318,259)	(492,410)	(825,643)

Other Income (expense)
Interest income	-	4	1	17
Gain on termination of lease	-	-	10,863	-
Loss on disposal of fixed assets	-	-	(1,180)	-
Other Income	-	-	1,000	-
Interest expense	(20,169)	(17,112)	(60,491)	(42,189)
Total Other Expense	(20,169)	(17,108)	(49,807)	(42,172)
Net Loss	(213,619)	(335,367)	(542,217)	(867,815)

Preferred Stock Dividends	(4,438)	(4,475)	(13,488)	(13,549)
Net Loss Available to Common Stockholders	(218,057)	(339,842)	$(555,705)	$(881,364)

Net Loss per common share:
Basic and diluted	$-	$-	$-	$(0.01)
Weighted average number of common shares outstanding:
Basic and diluted	122,993,978	122,870,085	122,915,121	122,732,306

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Changes in Stockholders’ Deficit

For the three and nine months ended March 31, 2021 and 2020

(unaudited)

	Common Stock
	Number of		Shares to be	Accumulated
	Shares	Amount	Issued	Deficit	Total

Balance at June 30, 2020	122,876,549	$132,570,255	$-	$(134,109,749)	$(1,539,494)

Cummulative Dividend on Series L CV Preferred	-	-	-	(4,525)	(4,525)

Net loss	-	-	-	(158,027)	(158,027)

Balance at September 30, 2020	122,876,549	$132,570,255	$-	$(134,272,301)	$(1,702,046)

Cummulative Dividend on Series L CV Preferred	-	-	-	(4,525)	(4,525)

Related party payables converted to Equity	-	-	70,000	-	70,000

Stock options expense	-	60,699	-	-	60,699

Net loss	-	-	-	(170,571)	(170,571)

Balance at December 31, 2020	122,876,549	$132,630,954	$70,000	$(134,447,397)	$(1,746,443)

Cummulative Dividend on Series L CV Preferred	-	-	-	(4,438)	(4,438)

Related party payables converted to Equity	137,255	70,000	(70,000)	-	-

Stock option expense	-	120,479	-	-	120,479

Net loss	-	-	-	(213,619)	(213,619)

Balance at March 31, 2021	123,013,804	$132,821,433	$-	$(134,665,454)	$(1,844,021)

Balance at June 30, 2019	122,621,646	$132,228,967	$-	$(133,062,606)	$(833,639)

Cummulative Dividend on Series L CV Preferred	-	-	-	(4,537)	(4,537)

Net loss	-	-	-	(255,040)	(255,040)

Balance at September 30, 2019	122,621,646	$132,228,967	$-	$(133,322,183)	$(1,093,216)

Cummulative Dividend on Series L CV Preferred	-	-	-	(4,537)	(4,537)

Adjustment to correct number of common shares	-	-	-	-	-

Shares Issued for Cash	137,255	70,000	-	-	70,000

Stock options expense	-	60,699	-	-	60,699

Net loss	-	-	-	(277,408)	(277,408)

Balance at December 31, 2019	122,758,901	$132,359,666	$-	$(133,604,128)	$(1,244,462)

Cummulative Dividend on Series L CV Preferred	-	-	-	(4,475)	(4,475)

Shares Issued for Cash	117,648	60,000	-	-	60,000

Stock options expense	-	120,479	-	-	120,479

Net loss	-	-	-	(335,367)	(335,367)

Balance at March 31, 2020	122,876,549	$132,540,145	$-	$(133,943,970)	$(1,403,825)

See accommpanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Cash Flows

(unaudited)

	Nine months ended	Nine months ended
	March 31, 2021	March 31, 2020

Net loss	$(542,217)	$(867,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	622	4,515
Loss on disposal of fixed assets	1,180	-
Gain on termination of lease	(10,863)	-
Stock option expense	181,178	181,178
Bad debt expense	-	19,665

Changes in assets and liabilities:
(Increase) decrease in employee advances	-	(5,000)
(Increase) decrease in royalty receivable	10,875	-
(Increase) decrease in prepaid expenses	(8,938)	340
Increase (decrease) in accounts payable and accrued expenses	276,762	206,923
Change in right of use asset/lease obligation, net	(108)	322
Total adjustments	450,708	407,943

Net cash used in operating activities	(91,509)	(459,872)

Cash flows from financing activities:
Change in bank overdrafts	(8,826)	-
Proceeds from promissory notes, related party	54,375	320,000
Proceeds issuance of common stock	-	130,000

Net cash provided by financing activities	45,549	450,000

Net increase (decrease) in cash and cash equivalents	(45,960)	(9,872)

Cash and cash equivalents at beginning of period	45,960	44,615

Cash and cash equivalents at end of period	$-	$34,743

Supplemental Disclosure of cash flow information:
Cash paid for interest	$-	$40,068
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
ROU assets and liabilities at inception	$-	$147,291
Common Stock issued on conversion of accounts payable	$70,000	$-

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2021

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

(2) GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements are prepared assuming the Company will continue as a going concern. As of March 31, 2021, the Company had an accumulated deficit of $134,665,454, a stockholders’ deficit of $1,844,021 and a working capital deficiency of $1,421,607. For the nine months ended March 31, 2021, net loss totaled $542,217. The net cash used in operating activities for the nine months ended March 31, 2021 totaled $91,509. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon generating sales and obtaining additional capital and financing. While the Company believes in the viability of its strategy to generate material sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company received from the Chinese FDA (“CFDA”) marketing clearance for the CTLM® effective November 16, 2018 to November 15, 2023. However, there can be no assurance that we will obtain U.S. Food and Drug Administration (“FDA”) marketing or other new international marketing clearances, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® in China or elsewhere to allow us to operate profitably. If our majority shareholder Viable International Investments, LLC (“Viable”) fails to continue funding, the Company would be materially adversely affected and may have to cease operations due to a lack of funding. These matters affect the Company’s liquidity profile, and management’s plans in those regards are discussed in the paragraphs that follow.

During fiscal year 2021 and 2022, we anticipate that losses from operations will continue until we begin to generate revenues through the sales of CTLM® systems in China. These losses will be primarily due to an anticipated increase in marketing, manufacturing and operational expenses associated with the international commercialization of the CTLM®, expenses associated with FDA approval processes, and the costs associated with advanced product development activities.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2021

(2) GOING CONCERN AND MANAGEMENT’S PLANS (Continued)

The Company’s next focus, after having obtained CFDA approval in China, is on obtaining marketing clearance of its CTLM® Breast Imaging System through the FDA. The premarket approval (“PMA”) process for U.S. marketing clearance is expected to take longer than the Chinese process, and we intend to resume this effort after achieving successful marketing and sales of CTLM® systems in China. Our sales and marketing efforts in China have been significantly hindered by the ongoing COVID-19 pandemic, and therefore we do not expect revenue from China until the first or second quarter of fiscal 2022. No sales in other countries are expected in the near future, as we do not intend to pursue sales in other countries until after obtaining FDA marketing clearance, as to which there can be no assurance.

In analyzing the regulatory path forward, timeline, and costs associated with the level of effort required to upgrade the Company’s Quality Management System (QMS), we have decided not to renew our CE mark (required for sales in the European Union) for this year and to consider reapplying in 2 to 3 years to avoid these regulatory fees. Similarly, we will maintain our Quality Management System to be compliant to ISO 13485:2016 but not certify to ISO 13485:2016 by Underwriters Laboratories (UL) which will allow us to avoid fees associated with certification, travel, and hosting audits. Maintaining our QMS to be ISO 13485:2016 compliant will allow us to quickly schedule an audit with UL and become ISO 13485 certified when necessary.

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

March 31, 2021

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2020, contained in our General Form for Registration of Securities of Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on September 28, 2020. The results of operations for the nine months ended March 31, 2021, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2021.

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

Our allowance for doubtful accounts was $0 as of March 31, 2021 and June 30, 2020.

(d) Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company. There were no cash equivalents at March 31, 2021 and June 30, 2020.

(e) Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit of $250,000. At March 31, 2021 and June 30, 2020, the Company had $0 in excess of the federally insured limit.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2021

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company did not have any revenue for the nine months ended March 31, 2021 and 2020.

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

The Company had 13,082,657 and 10,972,662 options vested as of March 31, 2021 and June 30, 2020, respectively and 2,170,290 and 4,123,184 options not yet vested as of March 31, 2021 and June 30, 2020, respectively.

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

March 31, 2021

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. During the nine months ended March 31, 2021, the Board granted options to purchase 157,102 shares with an exercise price of $.51 per share to an employee. During the nine months ended March 31, 2020, the Board granted options to purchase 2,000,000 shares with an exercise price of $.51 per share to a consultant and options to purchase 98,188 shares with an exercise price of $.51 per share to an employee. Stock options are being expensed pursuant to ASC 718.

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

The Company has determined that no impairment losses need to be recognized through the nine months ended March 31, 2021 and 2020.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2021

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

(m) Warranty reserve

The Company warrants all products and parts supplied for a period of 12 months from the date of installation or 15 months from the date the products was/were shipped from IDSI, whichever occurs first. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Based on the Company’s experience, the warranty reserve was estimated based on the replacement cost of the laser and certain electronic parts. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The Company had no warranty reserve balance as of March 31, 2021 or June 30, 2020.

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

March 31, 2021

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

(o) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments. After a review of our accounts receivable, the Company has not recorded an allowance for doubtful accounts. The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At March 31, 2021 and June 30, 2020, the aggregate fair value of the Company’s debt obligations approximated its carrying value. The Company relies upon the guidance of ASC 820 (“Fair Value Measurements and Disclosures”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly, transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

(p) Reclassification

In the current year, the Company separately classified bad debt expense in the statements of operations. For comparative purposes, amounts in the prior years have been reclassified to conform to current year presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

March 31, 2021

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

The Company had no sales during the nine months ended March 31, 2021 and 2020.

(5) RELATED PARTY TRANSACTIONS

Due from related parties

On March 22, 2018, the Board of Directors approved the execution of two agreements with Xi’an of China, an affiliated Company of IDSI. The agreements are a Know How Transfer Contract and a CTLM Know How Confidentiality Agreement. The contract, having a term of 20 years, stipulates that Xi’an will pay IDSI a know how transfer fee of 25% of revenue for CTLM product sales in their territory. The Company also sells inventory parts or acquires parts from third parties on behalf of Xi’an. During the nine months ended March 31, 2021 and 2020, there were no such sales. As of March 31, 2021 and June 30, 2020, the Company has receivables from related parties, net of allowance, of $0 as a result of sales of inventory parts or acquisition of parts from third parties on behalf of Xi’an. Xi’an and Viable have common ownership hence these transactions are considered related party transactions. The original balance of the receivables was $7,700, but the Company decided to reserve the full amount in fiscal 2020 due to its age as well as the ongoing COVID-19 crisis.

Additionally, as of March 31, 2021 and June 30, 2020, the Company has amounts due from related parties, net of allowance, of $0. The original balance due from related parties was $11,965. Most of this balance was due to product that was purchased by Xi’an that was paid for by IDSI. Xi’an intends to reimburse IDSI for the amounts paid on their behalf. During fiscal 2020, the Company decided to reserve the full amount of $11,965 due from related parties due to its age as well as the ongoing COVID-19 crisis.

Related party fees

Erhfort, LLC was paid a consulting fee of $76,500 and $90,000 for the nine months ended March 31, 2021 and 2020, respectively. Erhfort, LLC regularly reviews the Company’s operations and reports to IDSI’s CEO, Chunming Zhang, who lives in China. Erhfort, LLC is a related party because it owns Company common stock directly and indirectly.

David Fong, serving as the Company’s CFO, was paid consulting fees of $76,500 for each of the nine month periods ended March 31, 2021 and 2020. These fees were paid to his affiliated business, Fong & Associates, LLC.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2021

(5) RELATED PARTY TRANSACTIONS (Continued)

Related party payables and accrued expenses

As of March 31, 2021 and June 30, 2020, the amount of consulting fees due to Erhfort, LLC, which is included in accounts payable, is $98,500 and $92,000, respectively. On December 31, 2020, the Company converted $70,000 of unpaid fees to Erhfort, LLC to common stock at a rate of $0.51 per share.

As of March 31, 2021 and June 30, 2020, the amount of interest on related party notes due to Erhfort, LLC, which is included in accounts payable, is $63,813.67 and $6,164.40, respectively.

As of March 31, 2021 and June 30, 2020, the amount of consulting fees due to Fong & Associates, LLC, which is included in accounts payable, is $168,500 and $92,000, respectively.

As of March 31, 2021 and June 30, 2020, the amount of interest on related party notes due to JM One Holdings, LLC, which is included in accrued expenses, is $5,112.31 and $2,868.49, respectively. JM One Holdings, LLC is an entity affiliated with the Company’s CFO.

(6) ROYALTY RECEIVABLE

On June 16, 2006, the Company entered into a Royalty Agreement with Bioscan Inc. whereby the Company established a licensing relationship with Bioscan which granted Bioscan an exclusive sublicensable, royalty-bearing license to make, use, offer for sale, import and otherwise develop and commercialize products in its territory. Bioscan Inc. was subsequently purchased by TriFoil Imaging. During the nine months ended March 31, 2021 and 2020, there was no royalty income. As of March 31, 2021 and June 30, 2020, the Company had royalty receivable balances of $0 and $10,875, respectively.

(7) INVENTORIES

Inventories consisted of the following:

	March 31, 2021	June 30, 2020

Raw materials consisting of purchased parts, components and supplies	$92,587	$369,452
Work-in process including units undergoing final inspection and testing	-	52,500
Finished goods	7,500	15,000
Total Inventory	$100,087	$436,952
Allowance for Obsolete Inventory	(100,087)	(436,952)
Net Inventory	$-	$-

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2021

(7) INVENTORIES (Continued)

Due to the age of the inventory, lack of demand for parts and lack of sales the Company wrote off all inventory during the year ended June 30, 2017 and has booked an allowance for the entire value of its inventory as of March 31, 2021 and June 30, 2020. During the nine months ended March 31, 2021, the Company made an adjustment to write-off the obsolete inventory against the inventory allowance in the amount of $336,865. This was done because the Company relocated its main office and disposed of much of its obsolete inventory at that time.

(8) PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	March 31, 2021	June 30, 2020	Useful life

Furniture and Fixtures	$-	$261,011	5 years
Computers and Equipment	12,612	370,704	5 years
Third Party Software	10,291	10,291	5 years
Clinical Equipment	15,000	15,000	5 years
Total Property & Equipment	$37,903	$657,006
Less: accumulated depreciation	(37,903)	(655,104)
Total Property & Equipment - Net	$-	$1,902

Depreciation expense for the nine months ended March 31, 2021 and 2020 was $622 and $4,515 respectively. During the nine months ended March 31, 2021, the Company disposed of much of its nonessential furniture and equipment pursuant to the relocation to a much smaller office and storage space. Most of the fixed assets were fully depreciated so that there was only a net loss of $1,180 on the disposal of fixed assets.

(9) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2021 and June 30, 2020, accounts payable and accrued expenses totaled $482,017 and $300,936, respectively, which consists of accounts payable of $467,366 and $296,917 and other accrued expenses of $14,651 and $4,019, respectively.

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

(10) ACCRUED PAYROLL TAXES AND PENALTIES

As of March 31, 2021 and June 30, 2020, the Company owed the IRS $314,019 and $314,019, respectively. Accrued payroll taxes represent outstanding interest and penalties based on prior management’s failure to pay payroll taxes commencing with the quarter ending March 31, 2010. As part of new management’s restructuring plan, the Company received funds from an accredited investor to be able to make a payment to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting penalty and interest abatement. The amount due at March 31, 2021 of $314,019 represents the interest and penalties. The Company has formally asked the IRS to abate all remaining interest and penalties of $314,019. The Company had a telephone conference on April 18, 2019 with the office of appeals and is waiting for further communications from the appeals officer. As of March 31, 2021, the Company’s tax counsel is in the process of reviewing recent IRS correspondence to determine appeals status and will work towards final resolutions with the IRS on all outstanding liabilities. The Company has decided to wait until all resolutions are final before making any adjustments to the balance of $314,019 owed to the IRS.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2021

(11) PROMISSORY NOTES – RELATED PARTY

The following table is a summary of the outstanding note balances as of March 31, 2021 and June 30, 2020.

Noteholder	Interest Rate	Maturity Date	March 31, 2021	June 30, 2020
Related Party Notes:
Erhfort, LLC	15%	6/30/21	$100,000	$100,000
Erhfort, LLC	15%	6/30/21	100,000	100,000
JM One Holdings, LLC	15%	6/30/21	20,000	20,000
Erhfort, LLC	15%	6/30/21	100,000	100,000
Erhfort, LLC	15%	6/30/21	100,000	100,000
Erhfort, LLC	15%	6/30/21	100,000	100,000
Erhfort, LLC	15%	6/30/21	10,000	-
Erhfort, LLC	15%	6/30/21	10,000	-
Viable International Investments, LLC	0%	On Demand	7,865	-
Viable International Investments, LLC	0%	On Demand	5,000	-
Viable International Investments, LLC	0%	On Demand	5,000	-
Viable International Investments, LLC	0%	On Demand	5,000	-
Viable International Investments, LLC	0%	On Demand	5,000	-
Viable International Investments, LLC	0%	On Demand	3,000	-
Xi’an IDI	0%	On Demand	3,510	-
Total Related Party Notes			$574,375	$520,000

Erhfort, LLC and Viable International Investments, LLC own Company common stock directly and indirectly. JM One Holdings, LLC is an entity affiliated with the Company’s CFO. Hence, these debts are considered related party debt. Xi’an IDI is an affiliated with IDSI due to a licensing agreement.

During the nine months ended March 31, 2021, the Company received loan proceeds of $20,000 from Erhfort, LLC, $30,865 from Viable International Investments, LLC, and $3,510 from Xi’an IDI. The loans from Erhfort, LLC have an annual interest rate of 15% while the loans from Viable International Investments, LLC and Xi’an IDI have zero interest.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2021

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

(12) LONG-TERM DEBT

The following table is a summary of the outstanding loan balances as of March 31, 2021 and June 30, 2020.

Noteholder	Interest Rate	Maturity Date	March 31, 2021	June 30, 2020
Truist Bank	1%	5/9/22	$79,600	$79,600
Total Debt			79,600	79,600
Current Portion of Debt			(68,613)	-
Total Long-term Debt			$10,987	$79,600

On May 9, 2020, the Company entered into a loan with Truist Bank, a lender pursuant to the Paycheck Protection Program of the CARES Act as administered by the SBA in the amount of $79,600. The loan, in the form of a promissory note, matures on May 9, 2022. No additional collateral or guarantees were provided by the Company for the loan. The PPP loan provides for customary events of default. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, rent payments, mortgage interest and covered utilities during the 24-week period beginning on the date of loan disbursement. The Company may be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and it cannot provide any assurance that it will be eligible for loan forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. All aspects of the PPP loan are subject to review by the SBA, including without limitation, the Company’s eligibility for and the size of the loan. The review procedures have not been made public. The Company cannot predict the outcome of that review nor be assured that all or any part of the loan will be forgiven. To the extent that all or part of the PPP loan is not forgiven, the Company will be required to make payments, beginning August 2021, including interest accruing at an annual interest rate of 1.0% beginning on the date of disbursement. As of March 31, 2021 and June 30, 2020, the Company reported an accrued interest balance related to the PPP Loan of $713 and $116, respectively. The accrued interest is included in accounts payable and accrued expenses on our balance sheets.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2021

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

As of March 31, 2021, the Company no longer had any leases with terms of more than twelve months.

On October 1, 2020, the Company’s office and warehouse lease was terminated due to nonpayment of rent. The following summarizes the lease termination:

Operating lease asset (office and warehouse lease) – termination date – October 1, 2020	$21,403
Operating lease liability (office and warehouse lease) – termination date – October 1, 2020	21,511
Operating lease asset and (liability) (office and warehouse lease) – net – termination date – October 1, 2020	(108)
Gain on lease termination	10,863
Operating lease asset and (liability) (office and warehouse lease) – net – March 31, 2021	$-

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

On March 10, 2021, the auto lease was terminated and the vehicle was returned to the dealership.

Operating lease asset (auto) – termination date – March 10, 2021	$14,362
Operating lease liability (office and warehouse lease) – termination date – March 10, 2021	14,362
Operating lease asset and (liability) (office and warehouse lease) – net – termination date – March 10, 2021	-
Gain on lease termination	-
Operating lease asset and (liability) (office and warehouse lease) – net – March 31, 2021	$-

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2021

(14) CONVERTIBLE PREFERRED STOCK

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of March 31, 2021:

Security	Date Issued	No. of Shares	Amount	Date of Conversion	No. of Shares Converted	Amount Converted	Balance 12/31/2020
Total Series M Cv Pfd	Various	600	$6,000,000	Various	600	$6,000,000	$-0-
Dividends							-0-
				Total redemption value			$-0-

Series L Cv Pfd	2/10/2010	35	$350,000	1/6/2011	15	$150,000	$200,000
Dividends							211,427
				Total redemption value			$411,427

Series L Convertible Preferred Stock

On March 31, 2010, a private investor converted a $350,000 short-term promissory note into 35 shares of Series L Convertible Preferred Stock. The original purchase price/stated value is $10,000 per share and dividends accrue at an annual rate of 9%. The preferred stock is convertible into 474 shares of common stock for each share of preferred stock. On January 6, 2011, the private investor converted 15 shares of Series L Convertible Preferred Stock representing a principal value of $150,000. After the conversion, the private investor held 20 shares representing a principal value of $200,000. The remaining principal value of $200,000 is presented on the balance sheet as temporary equity, as the holder has the option to redeem for cash at any time. At March 31, 2021 and June 30, 2020, the balance of cumulative dividends owed to the investor which is included in redemption value was $211,427 and $197,939, respectively. The total presented on the balance sheet as temporary equity is $411,427 as of March 31, 2021 and $397,939 as of June 30, 2020.

Series M Convertible Preferred Stock

The Company had previously sold 600 Series M Convertible Preferred Stock to Viable International Investments, LLC, a Florida limited liability company, (“Viable”). Each share of the Series M Preferred Stock was convertible into 147,283 shares of Common Stock. In the event of a liquidation, the holders of the Series M Preferred Stock would have been entitled to receive, prior to any distribution of assets to holders of Common Stock or other class of capital stock or other equity securities of the Corporation, $10,000 per share of Series M Preferred Stock held plus accrued but unpaid dividends. The holders of the Series M Preferred Stock would have had identical voting rights as any holder of Common Stock and would have voted together, not as separate classes. The original purchase price/stated value of each share of Series M Preferred Stock was $10,000 and Viable was be entitled to receive cumulative dividends at the fixed rate of 9% of the stated value per share per annum. As of March 31, 2021 and June 30, 2020, the balance of Series M Preferred stock was $0.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2021

(15) COMMON STOCK

The Company has 500,000,000 of common shares no par value authorized and 2,000,000 of no par preferred shares authorized.

During the nine months ended March 31, 2021, the Company issued 137,255 shares of common stock pursuant to a debt conversion agreement for $70,000 of accounts payable with Erhfort, LLC. The amount of debt converted per share was $.51.

During the nine months ended March 31, 2020, the Company issued 254,903 shares of its common stock to non-affiliated accredited investors pursuant to subscription agreements for $130,000. The price per share was $.51.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2021

(16) STOCK OPTIONS (Continued)

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company cannot assess its forfeiture rate at this time due to the lack of historical data.

	As of March 31, 2021	As of June 30, 2020
Expected volatility	23% to 44%	20% to 24%
Expected term	.17 to 3.33 Years	.67 to 4.3 Years
Risk-Free interest rate	.13% to 3.09%	.89% to 2.49%
Forfeiture rate	0.00%	0.00%
Expected dividend rate	0.00%	0.00%

As of March 31, 2021, the Company has unvested and vested options under the 2016 Plan with exercise prices that range from a low of $.20 per share to a high of $.51 per share. The following table summarizes information about all of the stock options granted, exercised and cancelled under the 2016 Plan at March 31, 2021 and June 30, 2020:

Employees/Consultants	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2019	13,447,645	$0.20	3.29 Years	$-
Granted	2,098,188	$0.51
Exercised	-	$-
Cancelled	(450,000)	$0.20
Outstanding at June 30, 2020	15,095,833	$0.24	2.43 Years	$-
Granted	157,102	$0.51
Exercised	-	$-
Cancelled	-	$-
Outstanding at March 31, 2021	15,252,935	$0.25	1.71 Years	$-

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2021

(16) STOCK OPTIONS (Continued)

The following table summarizes information about vested and unvested options under the 2016 Plan at March 31, 2021 and June 30, 2020. The Company recognized an expense of $181,178 for the options vested during the nine months ended March 31, 2021:

Employees/Consultants	Unvested	Vested and Exercisable	Total
Outstanding at June 30, 2019	5,730,522	7,717,123	13,447,645
Granted	1,598,188	500,000	2,400,000
Vested and Exercisable	(2,755,526)	2,755,526	-
Cancelled	(450,000)	-	(450,000)
Outstanding at June 30, 2020	4,123,184	10,972,649	15,095,833
Granted	157,102	-	157,102
Vested and Exercisable	(2,110,000)	2,110,000	-
Cancelled	-	-	-
Adjustment	-	(4)	-
Outstanding at March 31, 2021	2,170,286	13,082,645	15,252,935

Unvested options will be expensed under the Black-Scholes options-pricing model when they vest. As of March 31, 2021, remaining options to be expensed when vested are estimated to be $440,619.

At March 31, 2021, the Company has issued options pursuant to six different stock option plans, the most recent being the 2016 Plan. The previous five plans through and including the 2012 Non-Statutory Plan have a remaining total of options vested and exercisable to purchase 12 shares at exercise price of $350 per share. The tables below summarize information about these five plans:

Employees/Consultants	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2019	13	$976	3.02 Years	$-
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2020	13	$976	2.01 Years	$-

Granted	-	$-
Exercised	-	$-
Cancelled	(1)	$13,500
Outstanding at March 31, 2021	12	$350	1.36 Years	$-

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2021

(16) STOCK OPTIONS (Continued)

Vested & Exercisable Stock Options	March 31, 2021	June 30, 2020
Employee 2016 Equity Plan	-	-
Director 2016 Equity Plan	-	-
Employee Other Plans	12	13
Directors and Consultants Other Plans	-	-
Total	12	13

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

During fiscal 2018, as part of new management’s restructuring plan, the Company received funds from an accredited investor to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting abatement of penalties and interest totaling $314,019. As of March 31, 2021, the Company’s tax counsel is in the process of reviewing recent IRS correspondence to determine appeals status and will work towards final resolutions with the IRS on all outstanding liabilities. The Company has decided to wait until all resolutions are final before making any adjustments to the balance of $314,019 owed to the IRS.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2021

(17) COMMITMENTS AND CONTINGENCIES (Continued)

On January 8, 2019, the Company entered into an auto lease agreement. The term of the lease is 3 years beginning January 8, 2019 with a monthly lease payment of $1,204 due on the 7th day of each month. The total lease commitment including sales tax for the 3 years is $43,338. This lease was terminated on March 10, 2021 and the vehicle was returned to the dealership. No gain or loss resulted from the termination of the lease.

On October 23, 2019, the Company entered into a consulting agreement (“the Agreement”) effective as of November 1, 2019, with Dr. Huabei Jiang to serve as IDSI’s Chief Scientific Consultant. Pursuant to the Agreement, Dr. Jiang is focused on improving the technical performance and image quality of IDSI’s CTLM® breast imaging device. Per the Agreement, the goal of the initial project was to complete image quality improvement by November 1, 2020. A payment of $500,000 will be due upon satisfactory completion of the project. As of March 31, 2021, we believe that Dr. Huabei Jiang has made substantial progress on the image quality, but we have yet to establish the effectiveness of the improvements, as completion of the project has been delayed due to the COVID-19 crisis.

(18) SUBSEQUENT EVENTS

On April 8, 2021, the Company received loan proceeds of $15,305 from Xi’an IDI. Interest is 0% and the principal is payable on demand.

On April 30, 2021, the Company issued 143,137 shares of common stock pursuant to a debt conversion agreement for $73,000 of accounts payable with Erhfort, LLC. The amount of debt converted per share was approximately $.51.

On May 1, 2021, the Board granted options to purchase 1,500,000 shares with an exercise price of $.51 per share to a consultant in China who has a critical role in overseeing the development and manufacturing of the CTLM® in China. The option will vest over a three-year period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q for the period ended March 31, 2021, contains “forward-looking statements” within the meaning of the federal securities laws and use terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements. These forward-looking statements include, among others, statements relating to our business strategy, which is based upon our interpretation and analysis of trends in the healthcare treatment industry, especially those related to the diagnosis and treatment of breast cancer, and upon management’s ability to successfully develop and commercialize its principal product, the CTLM®. This strategy assumes that the CTLM® will provide benefits, from both a medical and an economic perspective, to current alternative techniques for diagnosing and managing breast cancer. Factors that could cause actual results to materially differ include, without limitation, the ongoing global COVID-19 pandemic/economic crisis, the timely and successful completion of our clinical trials required by the U.S. Food and Drug Administration (“FDA”) and compliance with the regulations of the FDA and the China Food and Drug Administration (“CFDA”); the timely and successful submission of our FDA application for pre-market approval and our ability to obtain U.S. marketing clearance; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing through private placements or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future. There are also many known and unknown risks, uncertainties and other factors, including, but not limited to, technological changes and competition from new diagnostic equipment and techniques, changes in general economic conditions, healthcare reform initiatives, legal claims, regulatory changes and risk factors detailed from time to time in our Securities and Exchange Commission filings that may cause these assumptions to prove incorrect and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described above and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed on September 28, 2020. All forward-looking statements and risk factors included in this Form 10-Q report and in the Form 10-K report are made as of the date of the relevant disclosure document based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements or risk factors. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. Since our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements.

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

As of the date of this quarterly report on Form 10-Q for the nine months ended March 31, 2021, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through March 31, 2021 of $134,665,454 after discounts and dividends on preferred stock. We incurred net losses applicable to common shareholders of $555,705 for the nine months ended March 31, 2021 and $881,364 for the nine months ended March 31, 2020.

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

The Company’s next regulatory focus, after having obtained CFDA approval in China, is on obtaining marketing clearance of its CTLM® Breast Imaging System through the FDA. The premarket approval (“PMA”) process for U.S. marketing clearance is expected to take longer than the Chinese process, and we intend to resume this effort after successful marketing and sales of CTLM® systems in China. Our sales and marketing efforts in China have been significantly hindered by the ongoing COVID-19 pandemic, and therefore we do not expect revenue from China until the first or second quarter of fiscal 2022. No sales in other countries are expected in the near future, as we do not intend to pursue sales in other countries until after obtaining FDA marketing clearance.

In analyzing the regulatory path forward, timeline, and costs associated with the level of effort required to upgrade the Company’s Quality Management System (QMS), we have decided not to renew our CE mark (required for sales in the European Union) for this year and to consider reapplying in 2 to 3 years to avoid these regulatory fees. Similarly, we will maintain our Quality Management System to be compliant to  ISO 13485:2016  but not certify to ISO 13485:2016 by Underwriters Laboratories (UL) which will allow us to avoid fees associated with certification, travel, and hosting audits. Maintaining our QMS to be ISO 13485:2016 compliant will allow us to quickly schedule an audit with UL and become ISO 13485 certified when necessary.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Inventory

Inventories, consisting principally of raw materials, work-in-process (including completed units under testing), finished goods and units placed on consignment, are carried at the lower of cost and net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Raw materials consist of purchased parts, components and supplies. Work-in-process includes completed units undergoing final inspection and testing. We periodically review the value of items in inventory and record write-downs or write-offs based on its assessment of slow moving or obsolete inventory. We maintain an allowance for obsolete inventory and generally makes inventory value adjustments against the allowance

Stock-Based Compensation

We rely on the guidance provided by ASC 718, (“Share Based Payments”). ASC 718 requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, we analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. During the nine months ended March 31, 2021, the Board granted options to purchase 157,102 shares with an exercise price of $.51 per share to an employee. During the nine months ended March 31, 2020, the Board granted options to purchase 2,000,000 shares with an exercise price of $.51 per share to a consultant and options to purchase 98,188 shares with an exercise price of $.51 per share to an employee. Those options are being expensed pursuant to ASC 718.

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

RESULTS OF OPERATIONS

Sales and Cost of Sales

Revenues during the three months ended March 31, 2021 and 2020 were $0.

The Cost of Sales during the three months ended March 31, 2021 and 2020 were $0.

Revenues during the nine months ended March 31, 2021 and 2020 were $0.

The Cost of Sales during the nine months ended March 31, 2021 and 2020 were $0.

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

General and administrative expenses during the three months ended March 31, 2021, were $21,860 representing a decrease of $24,535 or 53% from $46,395 during the three months ended March 31, 2020.

The general and administrative decrease of $24,535 is due primarily to a decrease in rent and auto payments as lease agreements were terminated during fiscal 2021. There were also reductions in other expenses due to the reduction in business activity during the three months ended March 31, 2021 because of the ongoing COVID-19 crisis.

General and administrative expenses during the nine months ended March 31, 2021, were $137,491 representing a decrease of $77,248 or 36% from $214,739 during the nine months ended March 31, 2020.

The general and administrative decrease of $77,248 is due primarily to a decrease in rent and auto payments as lease agreements were terminated during fiscal 2021. There were also reductions in other expenses due to the reduction in business activity during the nine months ended March 31, 2021 because of the ongoing COVID-19 crisis.

SALARIES AND WAGES

Our salaries and wages expenses include compensation, related benefits, payroll taxes and other payroll fees for all employees.

Salaries and wages expense during the three months ended March 31, 2021, were $0 representing a decrease of $68,779 or 100% from $68,779 during the three months ended March 31, 2020.

The decrease of $68,779 is due to the furloughing of all employees on May 1, 2020 in response to the COVID-19 crisis. Some of these employees have been working as independent contractors on an as-needed basis.

Salaries and wages expense during the nine months ended March 31, 2021, were $0 representing a decrease of $210,781 or 100% from $210,781 during the nine months ended March 31, 2020.

The decrease of $210,781 is due to the furloughing of all employees on May 1, 2020 in response to the COVID-19 crisis. Some of these individuals have been working as independent contractors on an as-needed basis.

RESEARCH AND DEVELOPMENT

We incur research and development expenses to develop significant enhancements to our sole product, the CTLM®. These expenses consist primarily of clinical costs, costs of materials and components to make product enhancements, new product research costs, and costs associated with servicing clinical collaboration sites.

Research and development expenses during the three months ended March 31, 2021 were $0 representing a decrease $6,709 or 100% from $6,709 during the three months ended March 31, 2020.

The research and development decrease of $6,709 is due primarily to the lack of regulatory expenses during the period ended March 31, 2021 and 2020.

Research and development expenses during the nine months ended March 31, 2021 were $0 representing a decrease $23,849 or 100% from $23,849 during the nine months ended March 31, 2020.

The research and development decrease of $23,849 is due primarily to the lack of regulatory and clinical expenses during the nine months ended March 31, 2021.

SALES AND MARKETING

Our sales and marketing expenses consist primarily of expenses associated with advertising and promotion, representative office expense, trade shows, conferences, promotional and training costs related to marketing the CTLM®, commissions, travel/subsistence, patent maintenance fees, consulting, certification expenses, and product liability insurance.

Sales and marketing expenses during the three months ended March 31, 2021, were $111 representing no change from $111 during the three months ended March 31, 2020.

All sales and marketing expenses during both the three months ended March 31, 2021 and 2020 were related to fees for maintaining our website.

Sales and marketing expenses during the nine months ended March 31, 2021, were $711 representing an increase of $295 or 71% from $416 during the nine months ended March 31, 2020.

All sales and marketing expenses during both the nine months ended March 31, 2021 and 2020 were related to fees for maintaining our website. The difference relates to variations in website related fees during the two periods.

CONSULTING EXPENSES

Our consulting expenses consists of all consulting fees paid as well as share-based compensation issued to our consultants. Our share-based compensation expense consists of vested stock options expensed under the Black-Scholes options pricing model.

Consulting expenses for the three months ended March 31, 2021, were $171,479 representing a decrease of $4,500 or 3% from $175,979 during the three months ended March 31, 2020.

The decrease of $4,500 is due to minor adjustments to consulting fees paid to related parties.

Consulting expenses for the nine months ended March 31, 2021, were $353,586 representing an increase of $1,908 or 1% from $351,678 during the nine months ended March 31, 2020.

The increase of $1,908 is due primarily to the hiring of some of our previously furloughed employees as consultants on an as needed basis.

BAD DEBT EXPENSE

Bad debt expenses represent accounts receivable and amounts due from related parties that have been reserved.

Bad debt expenses for the three months ended March 31, 2021, were $0 representing a decrease of $19,665 or 100% from $19,665 during the three months ended March 31, 2020.

The decrease is due to the Company writing off $7,700 of accounts receivable and $11,965 of amounts due from related parties due to their age in fiscal 2020.

Bad debt expenses for the nine months ended March 31, 2021, were $0 representing a decrease of $19,665 or 100% from $19,665 during the nine months ended March 31, 2020.

The decrease is due to the Company writing off $7,700 of accounts receivable and $11,965 of amounts due from related parties due to their age in fiscal 2020.

AGGREGATE OPERATING EXPENSES

Total operating expenses (general and administrative, salaries and wages, research and development, sales and marketing, depreciation and amortization, and stock options) and cost of sales during the three months ended March 31, 2021, were $193,450, representing a decrease of $124,809 or 39% from $318,259 when compared to the operating expenses and cost of sales during the three months ended March 31, 2020. The overall decrease in expenses is due primarily to the ongoing COVID-19 pandemic which required us to further streamline operations and reduce costs.

Depreciation and amortization during the three months ended March 31, 2021, was $0 representing a decrease of $621 or 100% from $621 during the three months ended March 31, 2020.

Interest expense during the three months ended March 31, 2021, was $20,169 representing an increase of $6,020 or 18% from $17,112 during the three months ended March 31, 2020. The increase is due to a higher balance of outstanding debt during the three months ended March 31, 2021.

Total operating and cost of sales during the nine months ended March 31, 2021, were $492,410, representing a decrease of $333,233 or 40% from $825,643 when compared to the operating expenses and cost of sales during the six months ended March 31, 2020.  The overall decrease in expenses is due primarily to the ongoing COVID-19 pandemic which required us to further streamline operations and reduce costs.

Depreciation and amortization during the nine months ended March 31, 2021, was $622 representing a decrease of $3,893 or 86% from $4,515 during the nine months ended March 31, 2020.

Interest expense during the nine months ended March 31, 2021, was $60,491 representing an increase of $18,302 or 43% from $42,189 during the nine months ended March 31, 2020. The increase is due to a higher balance of outstanding debt during the nine months ended March 31, 2021.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $0 at March 31, 2021 and $45,960 at June 30, 2020.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to generate sales in China and obtain FDA marketing clearance, the expected costs of commercializing our initial product, the CTLM®, and the time required for homologations from certain countries.

Our inventory, which consists of raw materials, work in process (including completed units under testing), and finished goods totaled $100,087 at March 31, 2021 and $436,952 at June 30, 2020.  Raw materials used for research and development or other purposes are expensed and not included in inventory. The net inventory is $0 at March 31, 2021 and June 30, 2020 because the Company has recorded an allowance for slow moving and obsolete inventory for the entire value of the inventory due to lack of demand for parts and lack of sales.

Our property and equipment, net, totaled $0 at March 31, 2021 and $1,902 at June 30, 2020.  The overall decrease of $1,902 is due to depreciation as well as the abandonment of fixed assets during the nine months ended March 31, 2021.

Our operating lease right-of-use assets totaled $0 at December, 2020 and $62,266 at June 30, 2020. The decrease in operating lease right-of-use assets is due to the amortization of the asset under ASC 842 as well as the termination of our office and warehouse lease as well as our auto lease.

Our current liabilities, which consist of accounts payable, accrued payroll taxes and penalties, short term debt, current portion of lease liabilities, and current portion of long-term debt, totaled $1,439,024 at March 31, 2021 and $1,189,416 at June 30, 2020. Accounts payable and accrued expenses totaled $482,017 at March 31, 2021 and $300,936 at June 30, 2020. Accrued payroll taxes and penalties totaled $314,019 at March 31, 2021 and $314,019 at June 30, 2020. Promissory notes totaled $574,375 at March 31, 2021 and $520,000 at June 30, 2020. The current portion of lease liabilities totaled $0 at March 31, 2021 and $54,461 at June 30, 2020. The current portion of long-term debt was $68,613 at March 31, 2021 and $0 at June 30, 2020. Current liabilities increased primarily due to accounts payable and accrued expenses increasing by $181,081, increase in related party promissory notes of $54,375, and more of the PPP loan becoming a current liability during the nine months ended March 31, 2021.

Our long-term liabilities, which consists of the noncurrent operating lease liabilities as well as long-term loans payable totaled 10,987 at March 31, 2021 and $87,621 at June 30, 2020. The decrease in long-term liabilities was due to a portion of the loan payable becoming a current liability during the nine months ended March 31, 2021.

Our temporary equity, which consists of Convertible Preferred Series L (including accrued dividends), totaled $411,427 at March 31, 2021 and $397,939 at June 30, 2020. The increase of $13,488 is due to dividends for the nine months ended March 31, 2021 that are being included in the total redemption value.

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

We have financed our operating and research and development activities through multiple private placements of common stock as well as short term loans from related parties.  During the nine months ended March 31, 2021, we received $54,375 through short-term related party loans. During the nine months ended March 31, 2020, we received proceeds of $320,000 through short-term related party loans and raised $130,000 of capital through private placement transactions.

Net cash used for operating and product development expenses, which may include our purchase of additional materials to continue the manufacture of CTLM® Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law was $91,509 for the nine months ended March 31, 2021, compared to net cash used by operating activities and product development of the CTLM® and related software development of $459,872 during the nine months ended March 31, 2020.  At March 31, 2021, we had negative working capital of $1,421,607 compared to negative working capital of $1,118,102 at June 30, 2020. We do not expect to generate a positive internal cash flow for at least the next 12 months due to the time needed to ramp up our sales and marketing plan in China. Implementation of our plan has been severely impeded by the ongoing COVID-19 crisis, and abatement of the crisis is needed in order for our plan to succeed.

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

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed on September 28, 2020, includes a detailed discussion of our risk factors. The risks described in our Form 10-K Report are not the only risks facing IDSI. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. For the nine months ended March 31, 2021, there were no material changes in risk factors as previously disclosed in our Form 10-K.

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

Dated: May 17, 2021	Imaging Diagnostic Systems, Inc.

	By:	/s/ David Fong
David Fong
Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)