Form 10-K
period 2021-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2021-10-12
CIK 790652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Securities registered pursuant to section 12(g) of the Act:

(Title of Class)

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

The number of shares outstanding of the issuer’s common stock as of October 12, 2021: 123,156,941 shares of common stock, no par value.

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

As of the date of this annual report on Form 10-K for the year ended June 30, 2021, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through June 30, 2021 of $134,817,667 after discounts and dividends on preferred stock. We incurred net losses applicable to common shareholders of $707,918 for the year ended June 30, 2021 and $1,047,143 for the year ended June 30, 2020.

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

The Company’s next regulatory focus, after having obtained CFDA approval in China, is on obtaining marketing clearance of its CTLM® Breast Imaging System through the FDA. The premarket approval (“PMA”) process for U.S. marketing clearance is expected to take longer than the Chinese process, and we intend to resume this effort after successful marketing and sales of CTLM® systems in China. Our sales and marketing efforts in China have been significantly hindered by the ongoing COVID-19 pandemic, and therefore we do not expect revenue from China until the third or fourth quarter of fiscal 2022. No sales in other countries are expected in the near future, as we do not intend to pursue sales in other countries until after obtaining FDA marketing clearance.

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

On October 23, 2019, we entered into a consulting agreement effective as of November 1, 2019, with Dr. Huabei Jiang to serve as IDSI’s Chief Scientific Consultant (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Jiang is focused on improving the technical performance and image quality of IDSI’s Computed Tomography Laser Mammography (CTLM®) breast imaging device. The details of this Agreement were disclosed on our Form 8-K report filed with the SEC on October 29, 2019. As of the date of this report, Dr. Jiang has completed the first phase of image quality improvement and is currently collecting image data for evaluation and further technical improvement.

Xi’an IDI has been working with Yiling Hospital Management Group based in Beijing, China (“Yiling”) to evaluate CTLM’s potential use and application. As of the date of this report, Xi’an IDI has loaned three CTLM® systems to Yiling and Yiling is at the stage of testing and data validation.

It is important that the effectiveness of the image quality improvements be established before Xi’an IDI can resume their sales and marketing efforts in China. Once IDSI has substantial revenues and cash flow, we believe we will be able to raise from operations and/or private investors the necessary funding to allow us to move forward with our CTLM® 3.0 project, as discussed in detail in the “CTLM®” section below. The CTLM® 3.0 project and some regulatory initiatives have been put on hold due to the COVID-19 pandemic and its consequences.

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

Sales in China are not expected until the third or fourth quarter of fiscal 2022. No sales in other countries are expected in the foreseeable future. The Company’s next regulatory focus, after having obtained CFDA approval in China, is on obtaining U.S. marketing clearance of its CTLM® Breast Imaging System through the FDA. The PMA process for U.S. marketing clearance is expected to take considerably longer than the Chinese process.

Our financial statements have been prepared assuming that we will continue as a going concern. Our auditors, in their report for the fiscal year ended June 30, 2021 stated that we have incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 “Going Concern and Management’s Plans”, in the Notes to the Financial Statements. The accompanying financial statements for the Fiscal Year ended June 30, 2021 do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

According to information provided by www.breastcancer.org, about one in eight U.S. women will develop invasive breast cancer over the course of her lifetime. In 2021, an estimated 281,550 new cases of invasive breast cancer are expected to be diagnosed in women in the U.S., along with 49,290 new cases of non-invasive (in situ) breast cancer. About 43,600 women in the U.S. are expected to die in 2021 from breast cancer. Death rates have been decreasing in women over 50, but have been steady for women under 50 since 2007. These decreases are thought to be the result of treatment advances, earlier detection through screening, and increased awareness.

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

Due to the COVID-19 pandemic, this project has been delayed. Until there is adequate working capital from sales revenue or additional capital funding, this project has been put on hold.

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

The FDA automatically classifies new technologies in Class III when limited safety information is available and no predicate device is available. It allows for multiple clinical studies to be pursued to gather the necessary data to obtain safety and clinical information to be used for future FDA submissions. At the time that we were developing the CTLM® system and considering our options for obtaining marketing clearance there was not enough data on laser-based technologies nor were there approved other new medical devices dedicated to breast imaging other than the traditional x-ray technology. As a result, the FDA in an August 2011 letter recommended that we seek a PMA application, and we decided to proceed accordingly. After receipt of the PMA, IDSI can apply to have the risk reduced to the Class II risk classification where other diagnostic devices are classified.

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

Sales of CTLM® systems outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. The laws of certain European and Asian countries permit us to market the CTLM® in those countries before marketing would be permitted in the United States. As a result, we sold 26 CTLM® systems before the Viable Acquisition. In order to export the CTLM® to other countries we must obtain and maintain the FDA Certificate of Exportability for the CTLM®. This certificate is required for the export of Class III medical devices which have not received U.S. marketing clearance. The Certificate of Exportability must be renewed every two years. IDSI’s current certificate expired on August 20, 2020, but we are in the process of renewing the certificate.

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

Intellectual Property

We hold the following U.S. patents:

Patent #	For	Case #	Patent #	Patent Date	Exp. Date
1	Optical Computed Tomography Scanner for Small Laboratory Animals.	7325	7,155,274	12/26/2006	11/21/2023
2	Optical Computed Tomography Scanner for Small Laboratory Animals.	7325-1	7,212,848	5/1/2007	11/21/2023
3	Laser Imaging Apparatus With Variable Patient Positioning.	7489	8,027,711	9/27/2011	1/7/2027
4	Method for improving the accuracy if data obtained in a laser imaging apparatus.	7205	6681130	3/14/2002	3/14/2022

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

The COVID-19 pandemic has materially and adversely impacted the worldwide economy and financial markets, which could lead to a prolonged economic recession.  In response, governments in China, the U.S., and around the world, have taken unprecedented monetary and fiscal policy actions, and there is significant uncertainty as to the timing of stabilization and recovery. The Company’s business and financial condition have been adversely affected by the COVID-19 pandemic and its economic, political, and social consequences since March 2020, and this negative impact has continued into the first quarter of fiscal year 2022. The negative impact of the COVID-19 pandemic and the measures taken to contain it may continue and even worsen for many more months or even years. The following are some of the issues that the Company continues to face as a result of the ongoing crisis:

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

We are a late-stage development stage company with a limited history of operations, and we do not expect sufficient revenues to support our operations for at least the next 12 months. Since our inception in December 1993, we have been engaged principally in the development of the CTLM®, which has not received marketing clearance for sale in the United States. While we have obtained FDA export approval for foreign sales, we have made only 26 foreign sales. Consequently, we have limited experience in manufacturing, marketing, and selling our products. Since we have decided not to renew our CE Mark for now and are not pursuing FDA marketing clearance at this time, we do not expect to receive revenues from sales of the CTLM® systems in the EU or in the US for the foreseeable future. We currently have no source of material operating revenues and have incurred substantial net operating losses since our inception. We do not expect to receive any sales revenues from China until the third or fourth quarter of fiscal 2022.

To date, we have not been profitable, and our accumulated deficit was $134,817,667 at June 30, 2021 after discounts and dividends on preferred stock. These losses have resulted principally from costs associated with research and development, clinical trials and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve sufficient revenue to attain this objective.

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

Through June 30, 2021, we had a cumulative deficit of $134,817,667. Our currently estimated annual expenses are approximately $1.5 million. In the year following receipt of the PMA for our CTLM® from the FDA, we anticipate that we will need approximately $5 million of additional funding to fully complete all necessary stages in order to manufacture and market the CTLM® in the United States and foreign countries, including funds for:

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

Although we have from time-to-time reviewed opportunities provided to us by investment bankers or potential investors in regard to additional equity financings, there can be no assurance that additional financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy and will require us to further delay, scale back or eliminate our research, product development and marketing programs; and may require us to license to third parties rights to commercialize products or technologies that we would otherwise seek to develop ourselves, or to scale back or eliminate our other operations.

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

We have one US patent that is due to expire in March 2022. Two other US patents are due to expire in November 2023. There is no guarantee that we will be able to extend the life of these patents or to obtain additional patents, licenses, or other instruments that can provide us with a comparable level of exclusivity to the intellectual property underlying the expiring patents. If we cannot extend the life of these patents or obtain suitable replacements, we may lose competitive advantage.

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

To IDSI’s knowledge, no other company has a functioning diffuse optical tomographic imaging device in commercial service designed for use as an adjunct to mammography. CTLM® systems were used in clinical settings in Italy, Germany, Poland, the Peoples Republic of China, Hungary, Malaysia, and United Arab Emirates. Although not verified, end users have reported that approximately 25,000 breast exams have been performed on CTLM® systems. Methods for the detection of cancer are subject to rapid technological innovation and there can be no assurance that future technical changes will not render our CTLM® obsolete. There can be no assurance that the development of new types of diagnostic medical equipment or technology will not have a material adverse effect on our business, financial condition, and results of operations.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We currently maintain a virtual corporate office at 618 E. South St. Suite 500, Orlando, FL 32801 as we evaluate our future facility requirements. We envision the space requirements for future operations will be minimal as we continue to transition to working remotely and to outsourcing manufacturing, R&D, and regulatory compliance.

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

Holders Common Equity

IDSI has a single class of common equity: our common stock. The approximate number of holders of our common stock is 3,469 as of October 12, 2021.

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

The table below summarizes the securities authorized for issuance under equity compensation plans as of October 12, 2021 (as adjusted for the Reverse Stock Split):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	16,752,947	$0.25	1,747,065
Equity compensation plans not approved by security holders	N/A	N/A	N/A

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, we analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the year ended June 30, 2021, the Board granted options to purchase 157,102 shares with an exercise price of $.51 per share to an employee and 1,500,000 shares with an exercise price of $.51 per share to a consultant. For the year ended June 30, 2020, the Board granted options to purchase 2,000,000 shares to a consultant and 98,188 shares to an employee, both with exercise prices of $.51 per share. These options are being expensed pursuant to ASC 718.

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

Years Ended June 30, 2021 and June 30, 2020

SALES AND COST OF SALES

 Revenues during the year ended June 30, 2021, were $0, representing a decrease of $10,875 or 100% from $10,875 during the year ended June 30, 2020. The decrease in revenues is a result of the lack of sales or royalties in fiscal 2021. The only revenue in fiscal 2020 was $10,875 in royalty income from a license agreement that had been signed in 2006 and had been largely dormant since then.

Our cost of sales during both years ended June 30, 2021 and 2020 was $0.

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

General and administrative expenses during the year ended June 30, 2021, were $143,851 representing a decrease of $123,943 or 46% from $267,794 during the year ended June 30, 2020.

The general and administrative decrease of $123,943 is due primarily to a decrease in rent and auto payments as lease agreements were terminated during fiscal 2021. There were also reductions in other expenses due to the reduction in business activity during fiscal 2021 because of the ongoing COVID-19 crisis.

We do not expect a material change in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

SALARIES AND WAGES

Our salaries and wages expenses include compensation, related benefits, payroll taxes and other payroll fees for all employees.

Salaries and wages expense during the year ended June 30, 2021, were $0 representing a decrease of $246,754 or 100% from $246,754 during the year ended June 30, 2020.

The decrease of $246,754 is due to the furloughing of all employees on May 1, 2020 in response to the COVID-19 crisis. Some of these individuals have been working as independent contractors on an as-needed basis.

RESEARCH AND DEVELOPMENT

We incur research and development expenses to develop significant enhancements to our sole product, the CTLM®. These expenses consist primarily of clinical costs, costs of materials and components to make product enhancements, new product research costs, and costs associated with servicing clinical collaboration sites.

Research and development expenses during the year ended June 30, 2021 were $8,399 representing a decrease of $18,345 or 69% from $26,744 during the year ended June 30, 2020.

The decrease of $18,345 is due primarily decreases to regulatory expenses, lack of clinical expense, and lack of legal expenses in fiscal 2021.

SALES AND MARKETING

Our sales and marketing expenses consist primarily of expenses associated with advertising and promotion, representative office expense, trade shows, conferences, promotional and training costs related to marketing the CTLM®, commissions, travel/subsistence, patent maintenance fees, consulting, certification expenses, and product liability insurance.

Sales and marketing expenses during the year ended June 30, 2021, were $822 representing an increase of $295 or 56% from $527 during the year ended June 30, 2020.

All sales and marketing expenses during fiscal 2021 and 2020 were related to fees for maintaining our website. The difference relates to variations in website related fees between the two periods.

CONSULTING EXPENSES

Our consulting expenses consist of all consulting fees paid as well as share-based compensation issued to our consultants. Our share-based compensation expense consists of vested stock options expensed under the Black-Scholes options pricing model.

Consulting expenses for the year ended June 30, 2021, were $484,839 representing an increase of $81,551 or 20% from $403,288 during the year ended June 30, 2020.

The increase in consulting expenses is due primarily to the vesting of newly issued stock options as well as the hiring of previously furloughed employees as consultants on an as-needed basis in fiscal 2021.

BAD DEBT EXPENSE

Bad debt expenses represent accounts receivable and amounts due from related parties that have been reserved.

Bad debt expenses for the year ended June 30, 2021, were $(18,815) representing a decrease of $38,480 from $19,665 during the year ended June 30, 2020.

The decrease is due to the Company writing off $7,700 of accounts receivable and $11,965 of amounts due from related parties due to their age in fiscal 2020 and recovering $7,700 of accounts receivable and $11,115 of amounts due from related parties in fiscal 2021.

AGGREGATE OPERATING EXPENSES

Total operating expenses (general and administrative, salaries and wages, research and development, sales and marketing, depreciation and amortization, consulting, and bad debt) and cost of sales during the year ended June 30, 2021, were $619,718, representing a decrease of $362,543 or 37% from $982,261 when compared to the operating expenses and cost of sales during the year ended June 30, 2020.  The overall decrease in expenses is due primarily to the ongoing COVID-19 pandemic which required us to further streamline operations and reduce costs.

Depreciation and amortization expenses during the year ended June 30, 2021 were $622 representing a decrease of $16,867 or 96% from $17,489 during the year ended June 30, 2020. As of June 30, 2021 all assets have been fully depreciated.

Interest expense during the fiscal year ended June 30, 2021, was $80,884 representing an increase of $19,133 or 31% from $61,751 during the year ended June 30, 2020. The increase is due to a higher balance of outstanding debt in fiscal 2021.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $2,473 at June 30, 2021 and $45,960 at June 30, 2020.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to generate sales in China and obtain FDA marketing clearance, the expected costs of commercializing our initial product, the CTLM®, and the time required for homologations from certain countries.

Our inventory, which consists of raw materials, work in process (including completed units under testing), and finished goods totaled $100,087 at June 30, 2021 and $436,952 at June 30, 2020.  Raw materials used for research and development or other purposes are expensed and not included in inventory. The net inventory is $0 for fiscal 2021 and 2020 because the Company has booked a reserve for the entire value of the inventory due to lack of demand for parts and lack of sales.

Our property and equipment, net, totaled $0 at June 30, 2021 and $1,902 at June 30, 2020.  The overall decrease of $1,902 is due to depreciation as well as the abandonment of fixed assets during fiscal 2021.

Our current liabilities, which consist of accounts payable, accrued payroll taxes and penalties, short term debt, and convertible debt, totaled $1,378,461 at June 30, 2021 and $1,189,416 at June 30, 2020. Accounts payable and accrued expenses totaled $472,571 at June 30, 2021 and $300,936 at June 30, 2020. Accrued payroll taxes and penalties totaled $314,019 at June 30, 2021 and $314,019 at June 30, 2020. Related party promissory notes totaled $581,276 at June 30, 2021 and $520,000 at June 30, 2020. The current portion of lease liabilities totaled $0 at June 30, 2021 and $54,461 at June 30, 2020. The current portion of long-term debt was $10,595 at June 30, 2021 and $0 at June 30, 2020. Current liabilities increased primarily due to accounts payable and accrued expenses increasing by $169,062, increase in related party promissory notes of $61,276, and a portion of the PPP loan payable becoming a current liability during fiscal 2021.

Our long-term liabilities, which consist of the noncurrent portion of the operating lease liabilities as well as long term loans payable totaled $69,005 at June 30, 2021 and $87,621 at June 30, 2020. Some of the decrease in long-term liabilities was due to a portion of the PPP loan payable becoming a current liability during fiscal 2021. The remaining decrease in long-term liabilities was due to the decrease in our operating lease liabilities as a result of terminating our office and auto leases in fiscal 2021.

Our temporary equity, which consists of Convertible Preferred Series L (including accrued dividends), totaled $415,939 at June 30, 2021 and $397,939 at June 30, 2020. The increase of $18,000 is due to accrued dividends for fiscal 2021 that are being included in the total redemption value.

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

We have financed our operating and research and development activities through multiple private placements of common stock as well as short term loans from related parties.  During fiscal 2021, we received $61,276 through short-term related party loans. During fiscal 2020 we received proceeds of $320,000 through short-term related party loans and raised $130,000 of capital through private placement transactions.

Net cash used for operating and product development expenses, which include our purchase of additional materials to continue the manufacture of CTLM® Systems in anticipation of receiving orders from our distributors in certain countries, where permitted by law, was $104,763 during fiscal 2021, compared to net cash used by operating activities and product development of the CTLM® and related software development of $528,255 during fiscal 2020.  At June 30, 2021, we had negative working capital of $1,358,037 compared to negative working capital of $1,118,102 at June 30, 2020. We do not expect to generate a positive internal cash flow for at least the next 12 months due to the time needed to ramp up our sales and marketing plan in China.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Imaging Diagnostic Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Imaging Diagnostic Systems. (the Company) as of June 30, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as of June 30, 2021 the Company had an accumulated deficit of $134,817,667 a stockholder’s deficit of $1,842,981, and a working capital deficiency of $1,358,037. For the year ended June 30, 2021, net loss totaled $689,918. The net cash used in operating activities for the year ended June 30, 2021 totaled $104,763. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters that need to be communicated.

We have served as the Company’s auditor since 2017.

Margate, Florida

October 12, 2021

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

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA: 2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

IMAGING DIAGNOSTIC SYSTEMS, INC.

Balance Sheets

	June 30, 2021	June 30, 2020
Assets
Current assets:
Cash	$2,473	$45,960
Royalty receivable	-	10,875
Consultant advances	5,000	5,000
Prepaid expenses	12,951	9,479

Total current assets	20,424	71,314

Property and equipment, net	-	1,902

Operating lease right-of-use assets	-	62,266

Total assets	$20,424	$135,482

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$472,571	$300,936
Accrued payroll taxes and penalties	314,019	314,019
Promissory notes, related party	581,276	520,000
Current portion of PPP loan payable	10,595	-
Current portion of operating lease liabilities	-	54,461

Total current liabilities	1,378,461	1,189,416

Long-term liabilities
PPP Loan Payable, less current portion	69,005	79,600
Operating lease liabilities, less current portion	-	8,021

Total long-term liabilities	69,005	87,621

Total liabilities	1,447,466	1,277,037

Commitment and Contingencies (Note 18)

Temporary equity
Convertible Preferred Series L	415,939	397,939

Total temporary equity	415,939	397,939

Stockholders’ Deficit:

Preferred stock, no par , 2,000,000 authorized
Convertible preferred stock, Series M, 600 designated 0 shares issued and outstanding at June 30, 2021 and June 30, 2020	-	-
Common stock, no par value, 500,000,000 authorized , 123,156,941 and 122,876,549 shares issued and outstanding June 30, 2021 and June 30, 2020, respectively	132,974,686	132,570,255
Accumulated Deficit	(134,817,667)	(134,109,749)

Total stockholders’ deficit	(1,842,981)	(1,539,494)

Total liabilities and stockholders’ deficit	$20,424	$135,482

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Operations

	Year Ended	Year Ended
	June 30, 2021	June 30, 2020

Royalty Revenue	$-	$10,875
Total Revenue	$-	$10,875

Cost of Sales	-	-

Gross Profit	-	10,875

Operating Expenses:
General and administrative	143,851	267,794
Salaries and wages	-	246,754
Research and development	8,399	26,744
Sales and marketing	822	527
Depreciation and amortization	622	17,489
Consulting expenses (including share-based compensation)	484,839	403,288
Bad debt expense (recovery)	(18,815)	19,665
Total Operating Expenses	619,718	982,261

Operating Loss	(619,718)	(971,386)

Other Income (expense)
Interest income	1	19
Gain on termination of lease	10,863	-
Loss on disposal of fixed assets	(1,180)	-
Other Income	1,000	4,000
Interest expense	(80,884)	(61,751)
Total Other Expense	(70,200)	(57,732)
Net Loss	(689,918)	(1,029,118)

Preferred Stock Dividends	(18,000)	(18,025)
Net Loss Available to Common Stockholders	$(707,918)	$(1,047,143)

Net Loss per common share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding:
Basic and diluted	122,963,645	122,768,170

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Changes in Stockholders’ Deficit

For the years ended June 30, 2021 and 2020

	Common Stock
	Number of		Accumulated
	Shares	Amount	Deficit	Total

Balance at June 30, 2020	122,876,549	$132,570,255	$(134,109,749)	$(1,539,494)

Cummulative Dividend on Series L CV Preferred	-	-	(18,000)	(18,000)

Common stock issued on conversion of accounts payable	280,392	143,000	-	143,000

Stock options expense	-	261,431	-	261,431

Net loss	-	-	(689,918)	(689,918)

Balance at June 30, 2021	123,156,941	$132,974,686	$(134,817,667)	$(1,842,981)

Balance at June 30, 2019	122,621,646	$132,228,967	$(133,062,606)	$(833,639)

Cummulative Dividend on Series L CV Preferred	-	-	(18,025)	(18,025)

Shares issued for cash	254,903	130,000	-	130,000

Stock options expense	-	211,288	-	211,288

Net loss	-	-	(1,029,118)	(1,029,118)

Balance at June 30, 2020	122,876,549	$132,570,255	$(134,109,749)	$(1,539,494)

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Cash Flows

	Year ended	Year ended
	June 30, 2021	June 30, 2020

Net loss	$(689,918)	$(1,029,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	622	17,489
Loss on abandonment of fixed assets	1,180	-
Gain on termination of lease	(10,863)	-
Stock option expense	261,431	211,288
Bad debt expense	-	19,665

Changes in assets and liabilities:
(Increase) decrease in employee advances	-	(5,000)
(Increase) decrease in royalty receivable	10,875	(10,875)
(Increase) decrease in prepaid expenses	(9,472)	2,087
Increase (decrease) in accounts payable and
accrued expenses	331,490	265,993
Change in right of use asset/lease obligation, net	(108)	216
Total adjustments	585,155	500,863

Net cash used in operating activities	(104,763)	(528,255)

Cash flows from financing activities:
Proceeds from promissory notes, related party	61,276	320,000
Proceeds from Paycheck Protection Program Loan	-	79,600
Proceeds issuance of common stock	-	130,000

Net cash provided by financing activities	61,276	529,600

Net increase (decrease) in cash and cash equivalents	(43,487)	1,345

Cash and cash equivalents at beginning of period	45,960	44,615

Cash and cash equivalents at end of period	$2,473	$45,960

Supplemental Disclosure of cash flow information:
Cash paid for interest	$-	$52,603
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
ROU assets and liabilities at inception	$-	$147,291
Common Stock issued on conversion of accounts payable	$143,000	$-

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2021 and 2020

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

(2) GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements are prepared assuming the Company will continue as a going concern. As of June 30, 2021, the Company had an accumulated deficit of $134,817,667 a stockholders’ deficit of $1,842,981, and a working capital deficiency of $1,358,037. For the year ended June 30, 2021, net loss totaled $689,918. The net cash used in operating activities for the year ended June 30, 2021 totaled $104,763. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon generating sales and obtaining additional capital and financing. While the Company believes in the viability of its strategy to generate material sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company received from the Chinese FDA (“CFDA”) marketing clearance for the CTLM® effective November 16, 2018 to November 15, 2023. However, there can be no assurance that we will obtain U.S. Food and Drug Administration (“FDA”) marketing or other new international marketing clearances, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® in China or elsewhere to allow us to operate profitably. If our majority shareholder Viable International Investments, LLC (“Viable”) fails to continue funding, the Company would be materially adversely affected and may have to cease operations due to a lack of funding. These matters affect the Company’s liquidity profile, and management’s plans in those regards are discussed in the paragraphs that follow.

During fiscal year 2022, we anticipate that losses from operations will continue until we begin to generate revenues through the sales of CTLM® systems in China. These losses will be primarily due to an anticipated increase in marketing, manufacturing and operational expenses associated with the international commercialization of the CTLM®, expenses associated with FDA approval processes, and the costs associated with advanced product development activities.

The Company’s next focus, after having obtained CFDA approval in China, is on obtaining marketing clearance of its CTLM® Breast Imaging System through the FDA. The premarket approval (“PMA”) process for U.S. marketing clearance is expected to take longer than the Chinese process, and we intend to resume this effort after achieving successful marketing and sales of CTLM® systems in China. Our sales and marketing efforts in China have been significantly hindered by the ongoing COVID-19 pandemic, and therefore we do not expect revenue from China until the third or fourth quarter of fiscal 2022. No sales in other countries are expected in foreseeable future, as we do not intend to pursue sales in other countries until after obtaining FDA marketing clearance, as to which there can be no assurance.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2021 and 2020

(2) GOING CONCERN AND MANAGEMENT’S PLANS (Continued)

On October 23, 2019, the Company entered into a consulting agreement (“the Agreement”) effective as of November 1, 2019, with Dr. Huabei Jiang to serve as IDSI’s Chief Scientific Consultant. Pursuant to the Agreement, Dr. Jiang is focused on improving the technical performance and image quality of IDSI’s Computed Tomography Laser Mammography (CTLM®) breast imaging device. Dr. Jiang has completed the first phase of image quality improvement and is currently collecting image data for evaluation and further technical improvement.

Xi’an IDI has been working with Yiling Hospital Management Group based in Beijing, China (“Yiling”) to evaluate CTLM’s potential use and application. As of the date of this report, Xi’an IDI has loaned 3 CTLM systems to Yiling and Yiling is at the stage of testing and data validation.

It is important that the effectiveness of the image quality improvements be established before Xi’an IDI can resume their sales and marketing efforts in China. Once the Company has substantial revenues and cash flow, it believes it will be able to raise the necessary funding to allow the Company to move forward with its various R&D and regulatory initiatives that have been put on hold due to the COVID-19 pandemic.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2021 and 2020

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Our allowance for doubtful accounts was $850 as of June 30, 2021 and $19,665 as of June 30, 2020. These amounts represent accounts receivable as well as other receivables that have been fully reserved.

(d) Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company. There were no cash equivalents at June 30, 2021 and June 30, 2020.

(e) Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit of $250,000. At June 30, 2021 and June 30, 2020, the Company had $0 in excess of the federally insured limit.

The Company did not have any revenue for the year ended June 30, 2021. For the year ended June 30, 2020, all of the revenues were from TriFoil Imaging.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2021 and 2020

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

The Company had 13,922,657 and 10,972,662 options vested and as of June 30, 2021 and June 30, 2020, respectively and 2,830,290 and 4,123,184 options not yet vested as of June 30, 2021 and June 30, 2020, respectively.

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

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For the year ended June 30, 2021, the Board granted options to purchase 157,102 shares with an exercise price of $.51 per share to an employee and 1,500,000 shares with an exercise price of $.51 per share to a consultant. For the year ended June 30, 2020, the Board granted options to purchase 2,000,000 shares with an exercise price of $.51 per share to a consultant and 98,188 shares with an exercise price of $.51 per share to an employee. Stock options are being expensed pursuant to ASC 718.

The fair value concepts were not changed significantly in ASC 718; however, in adopting this Standard, companies were given the option to choose among alternative valuation models and amortization assumptions. We elected to continue to use the Black-Scholes option pricing model and expense the options as compensation over the requisite vesting period of the grant. We will reconsider use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. See Note (17) Stock Options.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2021 and 2020

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

The Company has determined that no impairment losses need to be recognized through the years ended June 30, 2021 and 2020.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of the date these financials were available to be issued, tax years ended June 30, 2018 to 2021 are still potentially subject to audit by the taxing authorities.

(m) Warranty reserve

The Company warrants all products and parts supplied for a period of 12 months from the date of installation or 15 months from the date the products was/were shipped from IDSI, whichever occurs first. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Based on the Company’s experience, the warranty reserve was estimated based on the replacement cost of the laser and certain electronic parts. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The Company had no warranty reserve balance as of June 30, 2021 and 2020.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2021 and 2020

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n) Impact of recently issued accounting pronouncements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

(o) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments. After a review of our accounts receivable, the Company has not recorded an allowance for doubtful accounts. The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At June 30, 2021 and 2020, the aggregate fair value of the Company’s debt obligations approximated its carrying value. The Company relies upon the guidance of ASC 820 (“Fair Value Measurements and Disclosures”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly, transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2021 and 2020

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

The Company had no revenues during the year ended June 30, 2021. For the year ended June 30, 2020, all of the Company’s revenues consisted of $10,875 of royalty revenue based in the United States.

(5) RELATED PARTY TRANSACTIONS

Due from related parties

On March 22, 2018, the Board of Directors approved the execution of two agreements with Xi’an of China, an affiliated Company of IDSI. The agreements are a Know How Transfer Contract and a CTLM® Know How Confidentiality Agreement. The contract, having a term of 20 years, stipulates that Xi’an will pay IDSI a know how transfer fee of 25% of revenue for CTLM® product sales in their territory. The Company also sells inventory parts or acquires parts from third parties on behalf of Xi’an. For the years ended June 30, 2021 and 2020, there were no such sales. As of June 30, 2021 and 2020, the Company has receivables from related parties, net of allowance, of $0 as a result of sales of inventory parts or acquisition of parts from third parties on behalf of Xi’an. Xi’an and Viable have common ownership hence these transactions are considered related party transactions. The original balance of the receivables was $7,700, but the Company decided to reserve the full amount during the year ended June 30, 2020 due to its age as well as the ongoing COVID-19 crisis. During the year ended June 30, 2021, the Company had fully recovered the previously reserved amounts.

Additionally, as of June 30, 2021 and 2020, the Company has amounts due from related parties, net of allowance of $0. The original balance due from related parties was $11,965. $11,115 of this balance was for product that was purchased by Xi’an and paid for by IDSI. During the year ended June 30, 2020, the Company decided to reserve the full amount of $11,965 due from related parties due to its age as well as the ongoing COVID-19 crisis. During the year ended June 30, 2021, the Company had recovered $11,115 of the previously reserved amounts.

Related party fees

Erhfort, LLC was paid a consulting fee of $102,000 and $102,000 for the years ended June 30, 2021 and 2020, respectively. Erhfort, LLC regularly reviews the Company’s operations and reports to IDSI’s CEO, Chunming Zhang, who lives in China. Erhfort, LLC is a related party because it owns Company common stock directly and indirectly. During the year ended June 30, 2021, Erhfort, LLC converted $143,000 of its accounts payable to common stock (See Note 9).

David Fong, serving as the Company’s CFO, was paid consulting fees of $102,000 and $102,000 for the years ended June 30, 2021 and 2020, respectively. These fees were paid to his affiliated business, Fong & Associates, LLC.

Furthermore, there were promissory notes due to related parties totaling $581,276 and $520,000 at June 30, 2021 and June 30, 2020, respectively (See Note 11).

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2021 and 2020

(6) ROYALTY RECEIVABLE

On June 16, 2006, the Company entered into a Royalty Agreement with Bioscan Inc. whereby the Company established a licensing relationship with Bioscan which granted Bioscan an exclusive sublicensable, royalty-bearing license to make, use, offer for sale, import and otherwise develop and commercialize products in its territory. Bioscan Inc. was subsequently purchased by TriFoil Imaging. During the year ended June 30, 2021 and 2020, there was royalty income of $0 and $10,875, respectively. As of June 30, 2021 and 2020, the Company had a royalty receivable balance of $0 and $10,875, respectively.

(7) INVENTORIES

Inventories consisted of the following:

	June 30, 2021	June 30, 2020

Raw materials consisting of purchased parts, components and supplies	$92,587	$369,452
Work-in process including units undergoing final inspection and testing	-	52,500
Finished goods	7,500	15,000
Total Inventory	$100,087	$436,952
Allowance for Obsolete Inventory	(100,087)	(436,952)
Net Inventory	$-	$-

Due to the age of the inventory, lack of demand for parts and lack of sales the Company wrote off all inventory during the year ended June 30, 2017 and has booked a reserve for the entire value of its inventory as of June 30, 2021 and 2020. During the year ended June 30, 2021, the Company made an adjustment to write-off the obsolete inventory against the inventory allowance in the amount of $336,865. This was done because the Company relocated its main office and disposed of much of its obsolete inventory at that time.

(8) PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	June 30, 2021	June 30, 2020	Useful life

Furniture and Fixtures	$-	$261,011	5 years
Computers and Equipment	12,612	370,704	5 years
Third Party Software	10,291	10,291	5 years
Clinical Equipment	15,000	15,000	5 years
Total Property & Equipment	$37,903	$657,006
Less: accumulated depreciation	(37,903)	(655,104)
Total Property & Equipment - Net	$-	$1,902

Depreciation expense for the years ended June 30, 2021 and 2020 was $622 and $17,489 respectively.

During the year ended June 30, 2021, the Company disposed of much of its nonessential furniture and equipment pursuant to the relocation to a much smaller office and storage space. Most of the fixed assets were fully depreciated so that there was only a net loss of $1,180 on the disposal of fixed assets.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2021 and 2020

(9) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2021 and 2020, accounts payable and accrued expenses totaled $472,571 and $300,936 consisting of accounts payable of $465,799 and $296,917, and other accrued expenses of $6,772 and $4,091, respectively.

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

On December 31, 2020, the Company converted $73,000 in accounts payable due to a related party to 143,137 shares of common stock. The conversion agreement was effective April 20, 2021 and share issuance occurred on April 30, 2021 (See Note 5).

(10) ACCRUED PAYROLL TAXES AND PENALTIES

As of June 30, 2021 and June 30, 2020, the Company owed the IRS $314,019 and $314,019, respectively. Accrued payroll taxes represent outstanding interest and penalties based on prior management’s failure to pay payroll taxes commencing with the quarter ending March 31, 2010. As part of new management’s restructuring plan, the Company received funds from an accredited investor to be able to make a payment to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting penalty and interest abatement. The amount due at June 30, 2021 of $314,019 represents the interest and penalties. The Company has formally asked the IRS to abate all remaining interest and penalties of $314,019. The Company had a telephone conference on April 18, 2019 with the office of appeals and is waiting for further communications from the appeals officer. As of June 30, 2021, the Company’s tax counsel is in the process of reviewing recent IRS correspondence to determine appeals status and will work towards final resolutions with the IRS on all outstanding liabilities. The Company has decided to wait until all resolutions are final before making any adjustments to the balance of $314,019 owed to the IRS.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2021 and 2020

(11) PROMISSORY NOTES – RELATED PARTY

The following table is a summary of the outstanding related party note balances as of June 30, 2021 and 2020.

Noteholder	Interest Rate	Maturity Date	June 30, 2021	June 30, 2020
Related Party Notes:
Erhfort, LLC	15%	12/31/21	$100,000	$100,000
Erhfort, LLC	15%	12/31/21	100,000	100,000
JM One Holdings, LLC	15%	12/31/21	20,000	20,000
Erhfort, LLC	15%	12/31/21	100,000	100,000
Erhfort, LLC	15%	12/31/21	100,000	100,000
Erhfort, LLC	15%	12/31/21	100,000	100,000
Erhfort, LLC	15%	12/31/21	10,000	-
Erhfort, LLC	15%	12/31/21	10,000	-
Viable International Investments, LLC	0%	On Demand	7,865	-
Viable International Investments, LLC	0%	On Demand	5,000	-
Viable International Investments, LLC	0%	On Demand	5,000	-
Viable International Investments, LLC	0%	On Demand	5,000	-
Viable International Investments, LLC	0%	On Demand	5,000	-
Viable International Investments, LLC	0%	On Demand	3,000	-
Xi’an IDI	0%	On Demand	10,411	-
Total Related Party Notes			$581,276	$520,000

Erhfort, LLC owns Company common stock directly and indirectly. JM One Holdings, LLC is an entity affiliated with the Company’s CFO. Hence, these debts are considered related party debt.

During the year ended June 30, 2021, the Company received loan proceeds of $20,000 from Erhfort, LLC, $30,865 from Viable International Investments, LLC, and $10,411 from Xi’an IDI. The loans from Erhfort, LLC have annual interest rates of 15% while the loans from Viable International Investments, LLC and Xi’an IDI have zero interest.

During the year ended June 30, 2020, the Company received loan proceeds of $300,000 from Erhfort, LLC and $20,000 from JM One Holdings, LLC, both of which are related parties. The loans from Erhfort and JM One Holdings, LLC have annual interest rates of 15%.

The maturity dates for all related party loans originally due on June 30, 2021, except those payable on demand, were extended to December 31, 2021 on June 30, 2021.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2021 and 2020

(12) LONG-TERM DEBT

The following table is a summary of the outstanding loan balances as of June 30, 2021 and 2020.

Noteholder	Interest Rate	Maturity Date	June 30, 2021	June 30, 2020
Truist Bank	1%	5/11/25	$79,600	$79,600
Total Debt			79,600	79,600
Current Portion of Debt			(10,595)	-
Total Long-term Debt			$69,005	$79,600

Future maturities of long-term debt are as follows as of June 30, 2021:

For the year ended June 30,
2022	$10,595
2023	15,707
2024	15,866
2025	37,432
$79,600

On May 9, 2020, the Company entered into a loan with Truist Bank, a lender pursuant to the Paycheck Protection Program of the CARES Act as administered by the SBA in the amount of $79,600. The loan, in the form of a promissory note, matures on May 11, 2025. No additional collateral or guarantees were provided by the Company for the loan. The PPP loan provides for customary events of default. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, rent payments, mortgage interest and covered utilities during the 24-week period beginning on the date of loan disbursement.  The Company may be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and it cannot provide any assurance that it will be eligible for loan forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. All aspects of the PPP loan are subject to review by the SBA, including without limitation, the Company’s eligibility for and the size of the loan.  The review procedures have not been made public.  The Company cannot predict the outcome of that review nor be assured that all or any part of the loan will be forgiven.  To the extent that all or part of the PPP loan is not forgiven, the Company will be required to make payments, beginning October 2021, including interest accruing at an annual interest rate of 1.0% beginning on the date of disbursement.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2021 and 2020

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

As of June 30, 2021, the Company no longer had any leases with terms of more than twelve months.

On October 1, 2020, the Company’s office and warehouse lease was terminated due to nonpayment of rent. The following summarizes the lease termination:

Operating lease asset (office and warehouse lease) – termination date – October 1, 2020	$21,403
Operating lease liability (office and warehouse lease) – termination date – October 1, 2020	21,511
Operating lease asset and (liability) (office and warehouse lease) – net – termination date – October 1, 2020	(108)
Gain on lease termination	10,863
Operating lease asset and (liability) (office and warehouse lease) – net – June 30, 2021	$-

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

On March 10, 2021, the auto lease was terminated and the vehicle was returned to the dealership.

Operating lease asset (auto) – termination date – March 10, 2021	$14,362
Operating lease liability (office and warehouse lease) – termination date – March 10, 2021	14,362
Operating lease asset and (liability) (office and warehouse lease) – net – termination date – March 10, 2021	-
Gain on lease termination	-
Operating lease asset and (liability) (office and warehouse lease) – net – June 30, 2021	$-

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2021 and 2020

(14) INCOME TAXES

The Company has net operating loss carryforwards for federal income taxes of approximately $63,500,000 at June 30, 2021, the unused portions of which expire in years 2022 through 2041. The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes “ASC 740”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial losses and the tax basis of assets and liabilities for both the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 “IRC 382” places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership). The issuance of the Company’s Series M Preferred Stock on August 4, 2014 resulted in a change of control as defined under IRC 382. As of the change of control date, the taxpayer’s net operating loss carryforwards from prior years was $72,478,914 and the pro rata share of pre-change losses in the tax year ended June 30, 2015 was $109,691. This resulted in total pre-change losses of $72,588,605 subject to limitation under IRC Section 382. On the change date the values of the old loss corporation was $3,168,568 and the AFR was 3.05% resulting in an annual limitation amount of $96,641. The pro rata share of post-change net operating loss incurred in the tax year ended June 30, 2015 and the net operating loss incurred in tax years ended June 30, 2016 through 2021 are not subject to limitation. Post change losses not subject to limitation through June 30, 2021 are $9,410,735. Approximately $6,000,000 of losses expire between 2022 and 2037. Approximately $4,700,000 have no expiration, but are subject to certain annual restrictions.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended June 30, 2021 and 2020:

	2021	2020

Statutory federal rate	(21.00)%	(21.00)%
State tax rate, net of federal effect	(3.522)%	(3.522)%
Change in valuation allowance	24.522%	24.522%
Effective Tax Rate	-%	-%

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the years ended June 30, 2021 and 2020 were as follows:

	2021	2020
Deferred tax assets:
Inventory Reserve	$25,367	$110,745
Federal and state net operating loss carry forward	2,728,062	2,558,675
Total deferred tax asset	2,753,429	2,669,420
Less Valuation Allowance	(2,753,429)	(2,669,420)
Net deferred Tax Asset	$-	$-

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2021 and 2020

(14) INCOME TAXES (Continued)

The Company has fully reserved the deferred tax asset due to management’s determination that it is highly unlikely that the Company will generate taxable income in the future and realize the tax benefits of the net operating loss carryforwards and due to the limitation of income that can be offset by net operating loss carry forwards in future periods under IRC section 382 because of change in control that occurred on August 4, 2014. The valuation allowance increased $84,009 and $178,074 for the years June 30, 2021 and 2020, respectively. The increase in the valuation allowances for fiscal 2021 and 2020 is a result of the net operating losses incurred in those years exceeding the amount of net operating loss carryforward that expired in the same years.

(15) CONVERTIBLE PREFERRED STOCK

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of June 30, 2021:

Security	Date Issued	No. of Shares	Amount	Date of Conversion	No. of Shares Converted	Amount Converted	Balance 6/30/2021
Total Series M Cv Pfd	Various	600	$6,000,000	Various	600	$6,000,000	$-0-
Dividends							-0-
Total redemption value							$-0-

Series L Cv Pfd	2/10/2010	35	$350,000	1/6/2011	15	$150,000	$200,000
Dividends							215,939
Total redemption value							$415,939

Series L Convertible Preferred Stock

On March 31, 2010, a private investor converted a $350,000 short-term promissory note into 35 shares of Series L Convertible Preferred Stock. The original purchase price/stated value is $10,000 per share and dividends accrue at an annual rate of 9%. The preferred stock is convertible into 474 shares of common stock for each share of preferred stock. On January 6, 2011, the private investor converted 15 shares of Series L Convertible Preferred Stock representing a principal value of $150,000. After the conversion, the private investor held 20 shares representing a principal value of $200,000. The remaining principal value of $200,000 is presented on the balance sheet as temporary equity, as the holder has the option to redeem for cash at any time. At June 30, 2021 and 2020, the balance of cumulative dividends owed to the investor which is included in redemption value was $215,939 and $197,939, respectively. The total presented on the balance sheet as temporary equity is $415,939 as of June 30, 2021 and $397,939 as of June 30, 2020.

Series M Convertible Preferred Stock

The Company had previously sold 600 Series M Convertible Preferred Stock to Viable International Investments, LLC, a Florida limited liability company, (“Viable”). Each share of the Series M Preferred Stock was convertible into 147,283 shares of Common Stock. In the event of a liquidation, the holders of the Series M Preferred Stock would have been entitled to receive, prior to any distribution of assets to holders of Common Stock or other class of capital stock or other equity securities of the Corporation, $10,000 per share of Series M Preferred Stock held plus accrued but unpaid dividends. The holders of the Series M Preferred Stock would have had identical voting rights as any holder of Common Stock and would have voted together, not as separate classes. The original purchase price/stated value of each share of Series M Preferred Stock was $10,000 and Viable was be entitled to receive cumulative dividends at the fixed rate of 9% of the stated value per share per annum. As of June 30, 2021 and June 30, 2020, the balance of Series M Preferred stock was $0.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2021 and 2020

(16) COMMON STOCK

The Company has 500,000,000 of common shares no par value authorized and 2,000,000 of no par preferred shares authorized.

During the year ended June 30, 2021, the Company issued 280,392 shares of common stock pursuant to debt conversion agreements for $143,000 of accounts payable with Erhfort, LLC. The amount of debt converted per share was $.51.

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

On November 1, 2019, the Board granted an option to purchase 2,000,000 shares with an exercise price of $.51 and fair value of $.51 per share to a consultant. These options will vest over a three-year period. The options will be expensed as they vest. On March 1, 2020, the Board granted an option to purchase 98,188 shares with an exercise price of $.51 and fair value of $.51 to an employee. These options will vest when CTLM® 3.0 is ready for Alpha testing and will be expensed at that time. On August 1, 2020, the Board granted an option to purchase 157,102 shares with an exercise price of $.51 and a fair value of $.51 to an employee. These options will vest when CTLM® 3.0 is ready for Alpha testing and will be expensed at that time. On May 1, 2021, the Board granted an option to purchase 1,500,000 shares with an exercise price of $.51 and fair value of $.13 per share to a consultant. These options will vest over a three-year period. The options will be expensed as they vest.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2021 and 2020

(17) STOCK OPTIONS (Continued)

	As of June 30, 2021	As of June 30, 2020
Expected volatility	23% to 44%	20% to 24%
Expected term	.5 to 4.83 Years	.67 to 4.3 Years
Risk-Free interest rate	.05% to 3.09%	.89% to 2.49%
Forfeiture rate	0.00%	0.00%
Expected dividend rate	0.00%	0.00%

The following table summarizes information about all of the stock options outstanding under the 2016 Plan at June 30, 2021 and 2020:

Employees/Consultants	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2019	13,447,645	$0.20	3.29 Years	$-
Granted	2,098,188	$0.51
Exercised	-	$-
Cancelled	(450,000)	$0.20
Outstanding at June 30, 2020	15,095,833	$0.24	2.43 Years	$-
Granted	1,657,102	$0.51
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2021	16,752,935	$0.25	1.76 Years	$-

The following table summarizes information about vested and unvested options under the 2016 Plan at June 30, 2021 and June 30, 2020. The Company recognized an expense of $261,431 for the options vested during the year ended June 30, 2021:

Employees/Consultants	Unvested	Vested and Exercisable	Total
Outstanding at June 30, 2019	5,730,522	7,717,123	13,447,645
Granted	1,598,188	500,000	2,098,188
Vested and Exercisable	(2,755,526)	2,755,526	-
Cancelled	(450,000)	-	(450,000)
Outstanding at June 30, 2020	4,123,184	10,972,649	15,095,833
Granted	1,657,102	-	1,657,102
Vested and Exercisable	(2,950,000)	2,950,000	-
Cancelled	-	-	-
Rounding Adjustment	4	(4)	-
Outstanding at June 30, 2021	2,830,290	13,922,645	16,752,935

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2021 and 2020

(17) STOCK OPTIONS (Continued)

Unvested options will be expensed under the Black-Scholes options-pricing model when they vest. As of June 30, 2021, the remaining options to be expensed when vested are estimated to be $440,459.

At June 30, 2020, the Company has issued options pursuant to six different stock option plans, the most recent being the 2016 Plan. The previous five plans through and including the 2012 Non-Statutory Plan have a remaining total of options vested and exercisable to purchase 12 shares at an exercise price of $350 per share.

The tables below summarize information about these five plans:

Employees/Consultants	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2019	13	$976	3.02 Years	$-
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2020	13	$976	2.01 Years	$-

Granted	-	$-
Exercised	-	$-
Cancelled	(1)	$13,500
Outstanding at June 31, 2021	12	$350	1.11 Years	$-

The table below summarizes information about all stock options outstanding as of June 30, 2021:

	Outstanding Options			Vested Options
Range of Exercise price	Number Outstanding at June 30, 2021	Weighted Averaged Exercise Price	Weighted Averaged Remaining Life	Number Exercisable at June 30, 2021	Weighted Averaged Exercise Price	Weighted Averaged Remaining Life
$0.20 - $0.51	16,752,935	$0.27	1.76	13,922,645	$0.23	1.39
$350.00	12	$350	1.11	12	$350	1.11
Outstanding options	16,752,947	$0.27	1.76	13,922,657	$0.23	1.39

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

June 30, 2021 and 2020

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

During fiscal 2018, as part of new management’s restructuring plan, the Company received funds from an accredited investor to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting abatement of penalties and interest totaling $314,019. As of June 30, 2021, the Company’s tax counsel is in the process of reviewing recent IRS correspondence to determine appeals status and will work towards final resolutions with the IRS on all outstanding liabilities. The Company has decided to wait until all resolutions are final before making any adjustments to the balance of $314,019 owed to the IRS.

The Company leased a commercial building from Isco Properties, LLC for its offices and warehouse in Fort Lauderdale, FL. The term of the lease was five years beginning February 2014 with a monthly base rent beginning at $6,360 and increasing at a rate of 3% per year. The total rent commitment for the five years was $405,031, which has been fully satisfied as of the date of this report. On October 31, 2018, the Company extended the lease for two years from February 1, 2019 to January 31, 2021. The monthly base rent was $7,150 for the 1st year and $7,350 for the 2nd year. The lease agreement was amended on August 1, 2019 which changed the total base rent for year 1 to $76,102 and year 2 to $98,452. This was the result of an agreement to reduce the base rent from August through October of 2019 by $6,650 per month and increasing the base rent from November 2019 through April 2020 by $3,417.38 (which includes imputed interest of $92.38 per month) to make up the deficit. The rent commitment before sales tax for the two years was $174,554. As of October 1, 2020, the Company’s office and warehouse lease was terminated by its landlord due to nonpayment of rent. The Company had an ROU asset related to the lease of $21,403 and a lease liability of $21,511 at termination, resulting in a gain on lease termination of $108. The landlord also agreed to settle the outstanding balance of the rent due for $15,000, pursuant to a settlement agreement, resulting in an additional net gain on lease termination of $10,755 (See Note 13).

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

On October 23, 2019, the Company entered into a consulting agreement (“the Agreement”) effective as of November 1, 2019, with Dr. Huabei Jiang to serve as IDSI’s Chief Scientific Consultant. Pursuant to the Agreement, Dr. Jiang is focused on improving the technical performance and image quality of IDSI’s CTLM® breast imaging device. Per the Agreement, the goal of the initial project was to complete image quality improvement by November 1, 2020. A payment of $500,000 will be due upon satisfactory completion of the project. As of June 30, 2021, Dr. Jiang has completed the first phase of image quality improvement and is currently collecting image data for evaluation and further technical improvement. We have yet to establish the effectiveness of the improvements, as completion of the project has been delayed due to the COVID-19 crisis.

(19) SUBSEQUENT EVENTS

On August 24, 2021, the Company received loan proceeds of $15,000 from Viable International Investments, LLC. Interest is 0% and the principal is payable on demand.

On September 30, 2021, the Company received loan proceeds of $30,000 from Viable International Investments, LLC. Interest is 0% and the principal is payable on demand.

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

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of June 30, 2021.

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

Item 10. Directors, Executive Officers and Corporate Governance

The names of our officers and directors, as well as certain information about them, are set forth below:

Name	Age	Position(s)	Held Since

Chunming Zhang	51	Chief Executive Officer, Director	2014

David Fong	65	Chief Financial Officer	2014

Guanliang (“Josh”) Wang	37	Vice President of Operations and Secretary	2017

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

Item 11. Executive Compensation

Table 6: Smaller Reporting Company Summary Compensation Table, Last 2 Completed Fiscal Years

Name and Positions	Year	Salary/Fee ($)	Bonus ($)	Stocks ($)	Options ($)	Other ($)	Total ($)
Chunming Zhang	FYE 06/30/20	-0-	-0-	-0-	-0-	-0-	-0-
CEO	FYE 06/30/21	-0-	-0-	-0-	-0-	-0-	-0-
David Fong	FYE 06/30/20	102,000	-0-	-0-	-0-	-0-	102,000
CFO	FYE 06/30/21	102,000	-0-	-0-	-0-	-0-	102,000
Guanliang Wang	FYE 06/30/20	52,958	-0-	-0-	-0-	-0-	52,958
Secretary	FYE 06/30/21	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal Year-End (all amounts adjusted for Reverse Stock Split)
	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date

Chunming Zhang	--	--	--	--	--
David Fong	834,602	--	--	$0.20	1/1/22
Guanliang Wang	540,037	--	--	$0.20	1/1/22

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of October 12, 2021 regarding the beneficial ownership of our common stock by (i) each person who beneficially owns more than 5% of our common stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock. As of October 12, 2021, we had 123,156,941 shares outstanding.

All share amounts in this table are adjusted for our 1 for 1000 reverse stock split effective July 27, 2018 (the “Reverse Stock Split”).

Name and Address of Beneficial Owner	Shares Owned		Percent of Class
Viable International Investments, LLC
1221 East Robinson Street
Orlando, Florida 32801	87,104,689		70.72%

Hongbo Li
Unit 21, No. 1 Building
#288 Ning Xia Road
Qingdao, Shandong, China	7,424,553		6.043%

Officers and Directors

Chunming Zhang[1]	0		0%

David Fong	1,084,602	[2]	.88%

Guanliang Wang	540,037	[3]	.44%

All Directors and Executive Officers as a group (3 persons)	1,624,639		1.32%

[1]	Viable is beneficially owned 72% by Lixin Yang, Chairman of Viable China, and 28% by Hoi Po Yeung (Paul Yeung), brother of Lixin Yang, through Invescope, LLC (“Invescope”), a Florida limited liability company owned by other members of his family. Chunming Zhang, our CEO, is the wife of Lixin Yang. She disclaims beneficial ownership of the shares held by Viable.

[2]	Includes 834,602 shares covered by currently exercisable stock options.

[3]	All of these shares are covered by currently exercisable stock options.

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

In June 2017, IDSI entered into a licensing agreement with Xi’an IDI which grants to Xi’an IDI the exclusive right to manufacture the CTLM® in China and market and sell the CTLM® in China, Taiwan, Hong Kong and Macau. Under this agreement, Xi’an IDI must pay to IDSI a royalty of 25% of its gross sales of CTLM® systems. Also, IDSI sells inventory parts to Xi’an IDI or acquires parts from third parties on behalf of Xi’an IDI. During the year ended June 30, 2021 there were no sales made to Xi’an IDI pursuant to this agreement. A majority of the shares of Xi’an IDI are beneficially owned by Lixin Yang.

Since the Viable Acquisition in August 2014, Paul Yeung has provided consulting services to the Company through Erhfort, LLC, a Florida limited liability company (“Erhfort”) in exchange for a fee of $8,500 per month for fiscal 2021 and 2020. In his consulting capacity, Mr. Yeung, who lives in Orlando, Florida, regularly reviews the Company’s operations and reports to IDSI’s CEO Chunming Zhang, who lives in China. From August 2014 through August 2015, Erhfort’s fees were paid by Viable. Since September 2015, Erhfort’s fees have been paid by IDSI.

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

Item 14. Principal Accounting Fees and Services

For the Fiscal Years ended June 30, 2021 and 2020, we paid audit fees totaling $45,500 and $43,000 respectively.

	June 30,
	2021	2020
Fees for Annual Audits	$30,500	$30,500
Fees for Quarterly Reviews	15,000	15,000
Totals	$45,500	$45,500

Item 15. Exhibits, Financial Statement Schedules

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1NS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 12, 2021	Imaging Diagnostic Systems, Inc.

	By:	/s/ David Fong
David Fong
Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)