Form 10-Q
period 2022-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2022-05-20
CIK 790652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of May 20, 2022: 123,156,941 shares of common stock, no par value.

IMAGING DIAGNOSTIC SYSTEMS, INC.

i

Item 1. Financial Statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Balance Sheets

(unaudited)

	March 31, 2022	June 30, 2021
Assets
Current assets:
Cash	$560	$2,473
Consultant advances	5,000	5,000
Prepaid expenses and deposits	12,423	12,951

Total current assets	17,983	20,424

Property and equipment, net	-	-

Total assets	$17,983	$20,424

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$685,289	$472,571
Accrued payroll taxes and penalties	314,019	314,019
Promissory notes, related party	661,276	581,276
Current portion of PPP loan payable	72,930	10,595

Total current liabilities	1,733,514	1,378,461

Long-term liabilities
PPP Loan Payable, less current portion	-	69,005

Total long-term liabilities	-	69,005

Total liabilities	1,733,514	1,447,466

Commitment and Contingencies (Note 17)

Temporary equity
Convertible Preferred Series L	429,451	415,939

Total temporary equity	429,451	415,939

Stockholders’ Deficit:

Preferred stock, no par, 2,000,000 authorized Convertible preferred stock, Series M, 600 designated 0 shares issued and outstanding at March 31, 2022 and June 30, 2021	-	-
Common stock, no par value, 500,000,000 authorized, 123,156,941 and 123,156,941 shares issued and outstanding March 31, 2022 and June 30, 2021, respectively	133,155,864	132,974,686
Accumulated Deficit	(135,300,846)	(134,817,667)

Total stockholders’ deficit	(2,144,982)	(1,842,981)

Total liabilities and stockholders’ deficit	$17,983	$20,424

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Operations

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

Total Revenue	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses:
General and administrative	13,873	21,860	73,547	129,183
Research and development	-	-	-	8,308
Sales and marketing	314	111	551	711
Depreciation and amortization	-	-	-	622
Consulting expenses (including share-based compensation)	171,479	171,479	334,178	353,586
Total Operating Expenses	185,666	193,450	408,276	492,410

Operating Loss	(185,666)	(193,450)	(408,276)	(492,410)

Other Income (expense)

Interest income	-	-	-	1
Gain on termination of lease	-	-	-	10,863
Loss on disposal of fixed assets	-	-	-	(1,180)
Other Income	-	-	-	1,000
Interest expense	(20,215)	(20,169)	(61,391)	(60,491)
Total Other Expense	(20,215)	(20,169)	(61,391)	(49,807)
Net Loss	(205,881)	(213,619)	(469,667)	(542,217)

Preferred Stock Dividends	(4,438)	(4,438)	(13,512)	(13,488)
Net Loss Available to Common Stockholders	(210,319)	(218,057)	$(483,179)	$(555,705)

Net Loss per common share:
Basic and diluted	$-	$-	$-	$-
Weighted average number of common shares outstanding:
Basic and diluted	123,156,941	122,933,978	123,156,941	122,915,121

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Changes in Stockholders’ Deficit

For the three and nine months ended March 31, 2022 and 2021

(unaudited)

	Common Stock				Total
	Number of		Shares to be	Accumulated	Stockholders’
	Shares	Amount	Issued	Deficit	Deficit

Balance at June 30, 2021	123,156,941	$132,974,686	$-	$(134,817,667)	$(1,842,981)

Cummulative Dividend on Series L CV Preferred	-	-	-	(4,537)	(4,537)

Net loss	-	-	-	(111,984)	(111,984)

Balance at September 30, 2021	123,156,941	$132,974,686	$-	$(134,934,188)	$(1,959,502)

Cummulative Dividend on Series L CV Preferred	-	-	-	(4,537)	(4,537)

Stock options expense	-	60,699	-	-	60,699

Net loss	-	-	-	(151,802)	(151,802)

Balance at December 31, 2021	123,156,941	$133,035,385	$-	$(135,090,527)	$(2,055,142)

Cummulative Dividend on Series L CV Preferred	-	-	-	(4,438)	(4,438)

Stock option expense	-	120,479	-	-	120,479

Net loss	-	-	-	(205,881)	(205,881)

Balance at March 31, 2022	123,156,941	$133,155,864	$-	$(135,300,846)	$(2,144,982)

Balance at June 30, 2020	122,876,549	$132,570,255	$-	$(134,109,749)	$(1,539,494)

Cummulative Dividend on Series L CV Preferred	-	-	-	(4,525)	(4,525)

Net loss	-	-	-	(158,027)	(158,027)

Balance at September 30, 2020	122,876,549	$132,570,255	$-	$(134,272,301)	$(1,702,046)

Cummulative Dividend on Series L CV Preferred	-	-	-	(4,525)	(4,525)

Related party payables converted to Equity	-	-	70,000	-	70,000

Stock options expense	-	60,699	-	-	60,699

Net loss	-	-	-	(170,571)	(170,571)

Balance at December 31, 2020	122,876,549	$132,630,954	$70,000	$(134,447,397)	$(1,746,443)

Cummulative Dividend on Series L CV Preferred	-	-	-	(4,438)	(4,438)

Related party payables converted to Equity	137,255	70,000	(70,000)	-	-

Stock options expense	-	120,479	-	-	120,479

Net loss	-	-	-	(213,619)	(213,619)

Balance at March 31, 2021	123,013,804	$132,821,433	$-	$(134,665,454)	$(1,844,021)

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Cash Flows

(unaudited)

	Nine months ended	Nine months ended
	March 31, 2022	March 31, 2021

Net loss	$(469,667)	$(542,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	622
Loss on abandonment of fixed assets	-	1,180
Gain on termination of lease	-	(10,863)
Stock option expense	181,178	181,178

Changes in assets and liabilities:
(Increase) decrease in royalty receivable	-	10,875
(Increase) decrease in prepaid expenses	528	(8,938)
Increase (decrease) in accounts payable and accrued expenses	212,718	276,762
Change in right of use asset/lease obligation, net	-	(108)
Total adjustments	394,424	450,708

Net cash used in operating activities	(75,243)	(91,509)

Cash flows from financing activities:
Change in bank overdrafts	-	(8,826)
Proceeds from promissory notes, related party	80,000	54,375
(Repayment) of Paycheck Protection Program Loan	(6,670)	-
Net cash provided by financing activities	73,330	45,549

Net increase (decrease) in cash and cash equivalents	(1,913)	(45,960)

Cash at the beginning of year	2,473	45,960

Cash at end of the period	$560	$-

Supplemental Disclosure of cash flow information:
Cash paid for interest	$1,497	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Related party payables converted to Equity	$-	$70,000

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2022

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

(2) GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements are prepared assuming the Company will continue as a going concern. As of March 31, 2022, the Company had an accumulated deficit of $135,300,846, a stockholders’ deficit of $2,144,982 and a working capital deficiency of $1,715,531. For the nine months ended March 31, 2022, net loss totaled $469,667. The net cash used in operating activities for the nine months ended March 31, 2022 totaled $75,243. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon generating sales and obtaining additional capital and financing. While the Company believes in the viability of its strategy to generate material sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company received from the Chinese FDA (“CFDA”) marketing clearance for the CTLM® effective November 16, 2018 to November 15, 2023. However, there can be no assurance that we will obtain U.S. Food and Drug Administration (“FDA”) marketing or other new international marketing clearances, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® in China or elsewhere to allow us to operate profitably. If our majority shareholder Viable International Investments, LLC (“Viable”) fails to continue funding, the Company would be materially adversely affected and may have to cease operations due to a lack of funding. These matters affect the Company’s liquidity profile, and management’s plans in those regards are discussed in the paragraphs that follow.

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

March 31, 2022

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2021, contained in our General Form for Registration of Securities of Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on October 12, 2021. The results of operations for the nine months ended March 31, 2022, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2022.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2022

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

Our allowance for doubtful accounts was $850 as of March 31, 2022 and June 30, 2021. These amounts consist of other receivables that have been fully reserved.

(d) Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company. There were no cash equivalents at March 31, 2022 and June 30, 2021.

(e) Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit of $250,000. At March 31, 2022 and June 30, 2021, the Company had $0 in excess of the federally insured limit.

The Company did not have any revenue for the nine months ended March 31, 2022 and 2021.

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

March 31, 2022

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

The Company had 9,235,012 and 13,922,657 options vested as of March 31, 2022 and June 30, 2021, respectively and 1,970,290 and 2,830,290 options not yet vested as of March 31, 2022 and June 30, 2021, respectively.

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

March 31, 2022

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. No stock options were granted during the nine months ended March 31, 2022. During the nine months ended March 31, 2021 the Board granted options to purchase 157,102 shares with an exercise price of $.51 per share to an employee. Stock options are being expensed pursuant to ASC 718.

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

The Company has determined that no impairment losses need to be recognized through the nine months ended March 31, 2022 and 2021.

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

March 31, 2022

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of the date these financials were available to be issued, tax years ended June 30, 2019 to 2021 are still potentially subject to audit by the taxing authorities.

(m) Warranty reserve

The Company warrants all products and parts supplied for a period of 12 months from the date of installation or 15 months from the date the products was/were shipped from IDSI, whichever occurs first. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Based on the Company’s experience, the warranty reserve was estimated based on the replacement cost of the laser and certain electronic parts. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The Company had no warranty reserve balance as of March 31, 2022 or June 30, 2021.

(n) Impact of recently issued accounting pronouncements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

(o) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments. After a review of our accounts receivable, the Company has not recorded an allowance for doubtful accounts. The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At March 31, 2022 and June 30, 2021, the aggregate fair value of the Company’s debt obligations approximated its carrying value. The Company relies upon the guidance of ASC 820 (“Fair Value Measurements and Disclosures”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly, transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2022

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company had no revenues during the nine months ended March 31, 2022 and 2021.

(5) RELATED PARTY TRANSACTIONS

Related party revenues

On March 22, 2018, the Board of Directors approved the execution of two agreements with Xi’an of China, an affiliated Company of IDSI. The agreements are a Know How Transfer Contract and a CTLM® Know How Confidentiality Agreement. The contract, having a term of 20 years, stipulates that Xi’an will pay IDSI a know how transfer fee of 25% of revenue for CTLM® product sales in their territory. There were no such sales during the nine months ended March 31, 2022 and 2021.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2022

(5) RELATED PARTY TRANSACTIONS (Continued)

Related party fees

Erhfort, LLC earned a consulting fee of $76,500 for each of the nine-month periods ended March 31, 2022 and 2021. Erhfort, LLC regularly reviews the Company’s operations and reports to IDSI’s CEO, Chunming Zhang, who lives in China. Erhfort, LLC is a related party because it owns Company common stock directly and indirectly.

David Fong, serving as the Company’s CFO, earned consulting fees of $76,500 for each of the nine-month periods ended March 31, 2022 and 2021. These fees were assigned to his affiliated business, Fong & Associates, LLC.

Related party payables and accrued expenses

As of March 31, 2022 and June 30, 2021, the amount of interest on related party notes due to Erhfort, LLC, which is included in accounts payable, is $141,814 and $83,260, respectively.

As of March 31, 2022 and June 30, 2021, the amount of consulting fees due to Ehrfort, LLC, which is included in accounts payable, is $127,500 and $51,000, respectively.

As of March 31, 2022 and June 30, 2021, the amount of consulting fees due to Fong & Associates, LLC, which is included in accounts payable, is $260,500 and $184,000, respectively.

As of March 31, 2022 and June 30, 2021, the amount of interest on related party notes due to JM One Holdings, LLC, which is included in accrued expenses, is $8,112 and $5,860, respectively. JM One Holdings, LLC is an entity affiliated with the Company’s CFO.

Related party debt

As of March 31, 2022 and June 30, 2021, the amount in promissory notes due to related parties are $661,276 and $581,276, respectively (See Note 12).

(6) ROYALTY RECEIVABLE

On June 16, 2006, the Company entered into a Royalty Agreement with Bioscan Inc. whereby the Company established a licensing relationship with Bioscan which granted Bioscan an exclusive sublicensable, royalty-bearing license to make, use, offer for sale, import and otherwise develop and commercialize products in its territory. Bioscan Inc. was subsequently purchased by TriFoil Imaging. During the nine months ended March 31, 2022 and 2021, there was no royalty income. As of March 31, 2022 and June 30, 2021, the Company had royalty receivable balances of $0.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2022

(7) INVENTORIES

Inventories consisted of the following:

	March 31, 2022	June 30, 2021

Raw materials consisting of purchased parts, components and supplies	$92,587	$92,587
Finished goods	7,500	7,500
Total Inventory	$100,087	$100,087
Allowance for Obsolete Inventory	(100,087)	(100,087)
Net Inventory	$-	$-

Due to the age of the inventory, lack of demand for parts and lack of sales the Company reserved for all inventory during the year ended June 30, 2017. The Company is not carrying any inventory purchased after June 30, 2017 and has booked an allowance for the entire value of its inventory.

(8) PREPAID EXPENSES AND DEPOSITS

The following is a summary of prepaid expenses:

	March 31, 2022	June 30, 2021

Prepaid Software	$581	$206
Prepaid Rent	59	962
Rent Deposits	1,783	1,783
Consulting Retainers	10,000	10,000
Total Prepaid expenses	$12,423	$12,951

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2022

(9) PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	March 31, 2022	June 30, 2021	Useful life

Computers and Equipment	$12,612	$12,612	5 years
Third Party Software	10,291	10,291	5 years
Clinical Equipment	15,000	15,000	5 years
Total Property & Equipment	$37,903	$37,903
Less: accumulated depreciation	(37,903)	(37,903)
Total Property & Equipment - Net	$-	$-

Depreciation expense for the nine months ended March 31, 2022 and 2021 was $0 and $622 respectively.

(10) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2022 and June 30, 2021, accounts payable and accrued expenses totaled $685,289 and $472,571, respectively, which consists of accounts payable of $677,177 and $465,799 and other accrued expenses of $8,112 and $6,772, respectively.

(11) ACCRUED PAYROLL TAXES AND PENALTIES

As of March 31, 2022 and June 30, 2021, the Company owed the IRS $314,019 and $314,019, respectively. Accrued payroll taxes represent outstanding interest and penalties based on prior management’s failure to pay payroll taxes commencing with the quarter ending September 30, 2010. As part of new management’s restructuring plan, the Company received funds from an accredited investor to be able to make a payment to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting penalty and interest abatement. The amount due at March 31, 2022 of $314,019 represents the interest and penalties. The Company has formally asked the IRS to abate all remaining interest and penalties of $314,019. The Company had a telephone conference on April 18, 2019 with the office of appeals and is waiting for further communications from the appeals officer. As of March 31, 2022, the Company’s tax counsel is in the process of reviewing recent IRS correspondence to determine appeals status and will work towards final resolutions with the IRS on all outstanding liabilities. The Company has decided to wait until all resolutions are final before making any adjustments to the balance of $314,019 owed to the IRS.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2022

(12) PROMISSORY NOTES – RELATED PARTY

The following table is a summary of the outstanding note balances as of March 31, 2022 and June 30, 2021.

Noteholder	Interest Rate	Maturity Date	March 31, 2022	June 30, 2021
Related Party Notes:
Erhfort, LLC	15%	6/30/22	$100,000	$100,000
Erhfort, LLC	15%	6/30/22	100,000	100,000
JM One Holdings, LLC	15%	6/30/22	20,000	20,000
Erhfort, LLC	15%	6/30/22	100,000	100,000
Erhfort, LLC	15%	6/30/22	100,000	100,000
Erhfort, LLC	15%	6/30/22	100,000	100,000
Erhfort, LLC	15%	6/30/22	10,000	10,000
Erhfort, LLC	15%	6/30/22	10,000	10,000
Viable International Investments, LLC	0%	On Demand	7,865	7,865
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	3,000	3,000
Viable International Investments, LLC	0%	On Demand	15,000	-
Viable International Investments, LLC	0%	On Demand	30,000	-
Viable International Investments, LLC	0%	On Demand	10,000	-
Viable International Investments, LLC	0%	On Demand	10,000	-
Viable International Investments, LLC	0%	On Demand	10,000	-
Viable International Investments, LLC	0%	On Demand	5,000	-
Xi’an IDI	0%	On Demand	10,411	10,411
Total Related Party Notes			$661,276	$581,276

Erhfort, LLC and Viable International Investments, LLC own Company common stock directly and indirectly. JM One Holdings, LLC is an entity affiliated with the Company’s CFO. Hence, these debts are considered related party debt. Xi’an IDI is affiliated with IDSI due to a licensing agreement.

During the nine months ended March 31, 2022, the Company received loan proceeds of $80,000 from Viable International Investments, LLC with an annual interest rate of 0%. On December 31, 2021, the maturity dates of the loans that were due to mature on December 31, 2021 were extended to June 30, 2022. The extension of the maturity dates is a modification of the loans, and not accounted for as gain or loss extinguishments.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2022

(13) LONG-TERM DEBT

The following table is a summary of the outstanding loan balances as of March 31, 2022 and June 30, 2021.

Noteholder	Interest Rate	Maturity Date	March 31, 2022	June 30, 2021
Truist Bank	1%	In Default	$72,930	$79,600
Total Debt			72,930	79,600
Current Portion of Debt			(72,930)	(10,595)
Total Long-term Debt			$-	$69,005

On May 9, 2020, the Company entered into a loan with Truist Bank, a lender pursuant to the Paycheck Protection Program of the CARES Act as administered by the SBA in the amount of $79,600. The loan, in the form of a promissory note, had an original maturity date of May 1, 2025. No additional collateral or guarantees were provided by the Company for the loan. The PPP loan provides for customary events of default. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, rent payments, mortgage interest and covered utilities during the 24-week period beginning on the date of loan disbursement. The Company is required to repay the entire amount of outstanding principal, along with accrued interest, as the Company is not eligible for forgiveness. The Company began to make payments, beginning October 2021, including interest accruing at an annual interest rate of 1.0% beginning on the date of disbursement. On May 17, 2022, the Company received a default and demand letter from Truist Bank in regards to the PPP loan due to non-payment. As such the remaining balance of the PPP loan became due immediately (See Note 18). As of March 31, 2022 and June 30, 2021, the Company reported an accrued interest balance related to the PPP Loan of $0 and $912, respectively. The accrued interest is included in accounts payable and accrued expenses on our balance sheets.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2022

(14) CONVERTIBLE PREFERRED STOCK

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of March 31, 2022:

Security	Date Issued	No. of Shares	Amount	Date of Conversion	No. of Shares Converted	Amount Converted	Balance 3/31/2022
Series L Cv Pfd	2/10/2010	35	$350,000	1/6/2011	15	$150,000	$200,000
Dividends							229,451
				Total redemption value			$429,451

Total Series M Cv Pfd	Various	600	$6,000,000	1/6/2011	15	$6,000,000	$-0-
Dividends							-0-
				Total redemption value			$-0-

Series L Convertible Preferred Stock

On March 31, 2010, a private investor converted a $350,000 short-term promissory note into 35 shares of Series L Convertible Preferred Stock. The original purchase price/stated value is $10,000 per share and dividends accrue at an annual rate of 9%. The preferred stock is convertible into 474 shares of common stock for each share of preferred stock. On January 6, 2011, the private investor converted 15 shares of Series L Convertible Preferred Stock representing a principal value of $150,000. After the conversion, the private investor held 20 shares representing a principal value of $200,000. The remaining principal value of $200,000 is presented on the balance sheet as temporary equity, as the holder has the option to redeem for cash at any time. At March 31, 2022 and June 30, 2021, the balance of cumulative dividends owed to the investor which is included in redemption value was $229,451 and $215,939, respectively. The total presented on the balance sheet as temporary equity is $429,451 as of March 31, 2022 and $415,939 as of June 30, 2021.

Series M Convertible Preferred Stock

The Company had previously sold 600 Series M Convertible Preferred Stock to Viable International Investments, LLC, a Florida limited liability company, (“Viable”). Each share of the Series M Preferred Stock was convertible into 147,283 shares of Common Stock. In the event of a liquidation, the holders of the Series M Preferred Stock would have been entitled to receive, prior to any distribution of assets to holders of Common Stock or other class of capital stock or other equity securities of the Corporation, $10,000 per share of Series M Preferred Stock held plus accrued but unpaid dividends. The holders of the Series M Preferred Stock would have had identical voting rights as any holder of Common Stock and would have voted together, not as separate classes. The original purchase price/stated value of each share of Series M Preferred Stock was $10,000 and Viable was be entitled to receive

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2022

(14) CONVERTIBLE PREFERRED STOCK (Continued)

cumulative dividends at the fixed rate of 9% of the stated value per share per annum. As of March 31, 2022 and June 30, 2021, the balance of Series M Preferred stock was $0.

(15) COMMON STOCK

The Company has 500,000,000 of common shares no par value authorized and 2,000,000 of no par preferred shares authorized.

The Company did not issue any shares of common or preferred stock during the nine months ended March 31, 2022.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2022

(16) STOCK OPTIONS (Continued)

	As of March 31, 2022	As of June 30, 2021
Expected volatility	23% to 44%	23% to 44%
Expected term	.76 to 4.08 Years	.5 to 4.83 Years
Risk-Free interest rate	.05% to 3.09%	.05% to 3.09%
Forfeiture rate	0.00%	0.00%
Expected dividend rate	0.00%	0.00%

At March 31, 2022, the Company has unvested and vested options under the 2016 Plan with exercise prices that range from a low of $.20 per share to a high of $.51 per share. The following table summarizes information about all of the stock options granted, exercised, expired and cancelled under the 2016 Plan at March 31, 2022 and June 30, 2021:

Employees/Consultants	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2020	15,095,833	$0.24	2.43 Years	$-
Granted	1,657,102	$0.51
Expired	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2021	16,752,935	$0.25	1.76 Years	$-
Granted	-	$-
Expired	(5,547,645)	$0.20
Exercised	-	$-
Cancelled	-	$-
Outstanding at March 31, 2022	11,205,290	$0.30	1.64 Years	$-

The following table summarizes information about vested and unvested options under the 2016 Plan at March 31, 2022 and June 30, 2021. The Company recognized an expense of $181,178 for the options vested during the nine months ended March 31, 2022.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2022

(16) STOCK OPTIONS (Continued)

Employees/Consultants	Unvested	Vested and Exercisable	Total
Outstanding at June 30, 2020	4,123,184	10,972,649	15,095,833
Granted	1,657,102	-	1,657,102
Vested and Exercisable	(2,950,000)	2,950,000	-
Cancelled	-	-	-
Expired	-	-	-
Rounding Adjustment	4	(4)	-
Outstanding at June 30, 2021	2,830,290	13,922,645	16,752,935
Granted	-	-	-
Vested and Exercisable	(860,000)	860,000	-
Cancelled	-	-	-
Expired	-	(5,547,645)	-
Adjustment	-	-	-
Outstanding at March 31, 2022	1,970,290	9,235,000	11,205,290

Unvested options will be expensed under the Black-Scholes options-pricing model when they vest. As of March 31, 2022, remaining options to be expensed when vested are estimated to be $259,281.

At March 31, 2022, the Company has issued options pursuant to six different stock option plans, the most recent being the 2016 Plan. The previous five plans through and including the 2012 Non-Statutory Plan have a remaining total of options vested and exercisable to purchase 12 shares at exercise price of $350 per share.

The tables below summarize information about these five plans:

Employees/Consultants	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2020	13	$976	2.01 Years	$-
Granted	-	$-
Exercised	-	$-
Cancelled	(1)	$13,500
Outstanding at June 30, 2021	12	$350	1.11 Years	$-
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at March 31, 2022	12	$350	.36 Years	$-

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2022

(16) STOCK OPTIONS (Continued)

Vested & Exercisable Stock Options	March 31, 2022	June 30, 2021
Employee 2016 Equity Plan	-	-
Director 2016 Equity Plan	-	-
Employee Other Plans	12	12
Directors and Consultants Other Plans	-	-
Total	12	12

The table below summarizes information about all stock options outstanding as of March 31, 2022:

	Outstanding Options			Vested Options
Range of Exercise price	Number Outstanding at March 31, 2022	Weighted Averaged Exercise Price	Weighted Averaged Remaining Life	Number Exercisable at March 31, 2022	Weighted Averaged Exercise Price	Weighted Averaged Remaining Life
$0.20 - $0.51	11,205,290	$0.30	1.64	9,235,000	$0.26	1.28
$350	12	$350	.36	12	$350	.36
Outstanding options	11,205,302	$0.30	1.64	9,235,012	$0.26	1.28

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

From May 2010 to June 2012, claims were made by the IRS for payment of the Company’s accrued payroll taxes, interest and penalties, which as of June 30, 2012 was $1,489,640. The Company engaged tax counsel to handle this matter and intends to fully satisfy its payroll tax obligations. On August 4, 2014, Viable purchased 250 shares of convertible preferred stock for $2,500,000, which gave them a 78.9% voting and economic interest in the Company’s capital stock representing a change in control of the Company. New management’s tax counsel negotiated a new Installment Agreement which stipulated a lump sum payment of $250,000, which was paid on

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2022

(17) COMMITMENTS AND CONTINGENCIES (Continued)

September 4, 2014 and monthly installment payments of $20,000 beginning in September 2014 due on the 18th of each month until the balance of payroll taxes, interest and penalties are paid in full (Note 11).

During fiscal 2018, as part of new management’s restructuring plan, the Company received funds from an accredited investor to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting abatement of penalties and interest totaling $314,019. As of March 31, 2022, the Company’s tax counsel is in the process of reviewing recent IRS correspondence to determine appeals status and will work towards final resolutions with the IRS on all outstanding liabilities. The Company has decided to wait until all resolutions are final before making any adjustments to the balance of $314,019 owed to the IRS.

On October 23, 2019, the Company entered into a consulting agreement (“the Agreement”) effective as of November 1, 2019, with Dr. Huabei Jiang to serve as IDSI’s Chief Scientific Consultant. Pursuant to the Agreement, Dr. Jiang is focused on improving the technical performance and image quality of IDSI’s CTLM® breast imaging device. Per the Agreement, the goal of the initial project was to complete image quality improvement by November 1, 2020. A payment of $500,000 will be due upon satisfactory completion of the project. As of March 31, 2022, Dr. Jiang has completed the first phase of image quality improvement and is currently collecting image data for evaluation and further technical improvement. We have yet to establish the effectiveness of the improvements, as completion of the project has been delayed due to the COVID-19 crisis.

(18) SUBSEQUENT EVENTS

On May 17, 2022, the Company received loan proceeds of $10,000 from Viable International Investments, LLC. Interest is 0% and the principal is payable on demand.

On May 17, 2022, the Company received a default and demand letter from Truist Bank in regards to the PPP loan due to non-payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q for the period ended March 31, 2022, contains “forward-looking statements” within the meaning of the federal securities laws and use terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements. These forward-looking statements include, among others, statements relating to our business strategy, which is based upon our interpretation and analysis of trends in the healthcare treatment industry, especially those related to the diagnosis and treatment of breast cancer, and upon management’s ability to successfully develop and commercialize its principal product, the CTLM®. This strategy assumes that the CTLM® will provide benefits, from both a medical and an economic perspective, to current alternative techniques for diagnosing and managing breast cancer. Factors that could cause actual results to materially differ include, without limitation, the ongoing global COVID-19 pandemic/economic crisis, the timely and successful completion of our clinical trials required by the U.S. Food and Drug Administration (“FDA”) and compliance with the regulations of the FDA and the China Food and Drug Administration (“CFDA”); the timely and successful submission of our FDA application for pre-market approval and our ability to obtain U.S. marketing clearance; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing through private placements or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future. There are also many known and unknown risks, uncertainties and other factors, including, but not limited to, technological changes and competition from new diagnostic equipment and techniques, changes in general economic conditions, healthcare reform initiatives, legal claims, regulatory changes and risk factors detailed from time to time in our Securities and Exchange Commission filings that may cause these assumptions to prove incorrect and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described above and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed on October 12, 2021. All forward-looking statements and risk factors included in this Form 10-Q report and in the Form 10-K report are made as of the date of the relevant disclosure document based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements or risk factors. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. Since our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements.

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

As of the date of this quarterly report on Form 10-Q for the nine months ended March 31, 2022, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through March 31, 2022 of $135,300,846 after discounts and dividends on preferred stock. We incurred net losses applicable to common shareholders of $483,179 for the nine months ended March 31, 2022 and $555,705 for the nine months ended March 31, 2021.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, we analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. During the nine months ended March 31, 2022, no stock options were granted to employees or consultants. During the nine months ended March 31, 2021, the Board granted options to purchase 157,102 shares with an exercise price of $.51 per share to an employee. Those options are being expensed pursuant to ASC 718.

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

RESULTS OF OPERATIONS

Sales and Cost of Sales

Revenues during the three months ended March 31, 2022 and 2021 were $0.

The Cost of Sales during the three months ended March 31, 2022 and 2021 was $0.

Revenues during the nine months ended March 31, 2022 and 2021 were $0.

The Cost of Sales during the nine months ended March 31, 2022 and 2021 was $0.

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

General and administrative expenses during the three months ended March 31, 2022, were $13,873 representing a decrease of $7,987 or 37% from $21,860 during the three months ended March 31, 2021.

The general and administrative decrease of $7,987 is due primarily to the reduction of legal fees during the three months ended March 31, 2022.

General and administrative expenses during the nine months ended March 31, 2022, were $73,547 representing a decrease of $55,636 or 43% from $129,183 during the nine months ended March 31, 2021.

The general and administrative decrease of $55,636 is due primarily to the Company termination of leases and the company transitioning to a virtual office environment during the nine months ended March 31, 2021. The larger expenses that were eliminated due to the transition are office and warehouse rent, auto expenses, utilities, and insurance. In addition, legal fees were greatly reduced during the nine months ended March 31, 2022.

SALARIES AND WAGES

Our salaries and wages expenses include compensation, related benefits, payroll taxes and other payroll fees for all employees.

Salaries and wages expense during the three months ended March 31, 2022 and 2021 was $0.

The lack of salaries and wages is due to the Company’s decision to furlough all employees on May 1, 2020 in response to the COVID-19 crisis. Some of these individuals have worked as independent contractors on an as-needed basis.

Salaries and wages expense during the nine months ended March 31, 2022 and 2021 was $0.

The lack of salaries and wages is due to the Company’s decision to furlough all employees on May 1, 2020 in response to the COVID-19 crisis. Some of these individuals have worked as independent contractors on an as-needed basis.

RESEARCH AND DEVELOPMENT

We incur research and development expenses to develop significant enhancements to our sole product, the CTLM®. These expenses consist primarily of clinical costs, costs of materials and components to make product enhancements, new product research costs, and costs associated with servicing clinical collaboration sites.

Research and development were $0 for the three months ended March 31, 2022 and 2021.

Research and development costs of $0 was due to the lack of business activity during the three months ended March 31, 2022 and 2021.

Research and development expenses during the nine months ended March 31, 2022 were $0 representing a decrease of $8,308 or 100% from $8,308 during the nine months ended March 31, 2021.

The research and development decrease of $8,308 is due to the lack of business activity during the period ended March 31, 2022.

SALES AND MARKETING

Our sales and marketing expenses consist primarily of expenses associated with advertising and promotion, representative office expense, trade shows, conferences, promotional and training costs related to marketing the CTLM®, commissions, travel/subsistence, patent maintenance fees, consulting, certification expenses, and product liability insurance.

Sales and marketing expenses during the three months ended March 31, 2022, were $314 representing an increase of $203 or 183% from $111 during the three months ended March 31, 2021.

All sales and marketing expenses during both the three months ended March 31, 2022 and 2021 were related to fees for maintaining our website. The difference relates to variations in website related fees between the two periods.

Sales and marketing expenses during the nine months ended March 31, 2022, were $551 representing a decrease of $160 or 23% from $711 during the nine months ended March 31, 2021.

All sales and marketing expenses during both the nine months ended March 31, 2022 and 2021 were related to fees for maintaining our website. The difference relates to variations in website related fees between the two periods.

CONSULTING EXPENSES

Our consulting expenses consists of all consulting fees paid as well as share-based compensation issued to our consultants. Our share-based compensation expense consists of vested stock options expensed under the Black-Scholes options pricing model.

Consulting expenses for the three months ended March 31, 2022, were $171,479 representing no change from $171,479 during the three months ended March 31, 2021.

Consulting expenses for the nine months ended March 31, 2022, were $334,178 representing a decrease of $19,408 or 5% from $353,586 during the nine months ended March 31, 2021.

The consulting expense decrease of $19,408 is primarily due to former employees being retained as consultants during the nine months ended March 31, 2021. There were no such expenses during the nine months ended March 31, 2022.

AGGREGATE OPERATING EXPENSES

Total operating expenses (general and administrative, salaries and wages, research and development, sales and marketing, depreciation and amortization, and stock options) and cost of sales during the three months ended March 31, 2022, were $185,666, representing a decrease of $7,784 or 4% from $193,450 when compared to the operating expenses and cost of sales during the three months ended March 31, 2021.  The overall decrease in expenses is due to minor reductions of our general and administrative expenses.

Depreciation and amortization during the three months ended March 31, 2022 and 2021, was $0. All fixed assets are fully depreciated.

Interest expense during the three months ended March 31, 2022, was $20,215 representing an increase of $46 or less than 1% from $20,169 during the three months ended March 31, 2021. Although the amount of outstanding debt at March 31, 2022 was higher, the more recent debt were 0% interest loans, which is why the amount of interest expense did not change significantly.

Total operating expenses (general and administrative, salaries and wages, research and development, sales and marketing, depreciation and amortization, and stock options) and cost of sales during the nine months ended March 31, 2022, were $408,276, representing a decrease of $84,134 or 17% from $492,410 when compared to the operating expenses and cost of sales during the nine months ended March 31, 2021.  The overall decrease in expenses is due primarily to the ongoing COVID-19 pandemic which required us to reduce as much of our costs as possible.

Depreciation and amortization during the nine months ended March 31, 2022, was $0 representing a decrease of $622 or 100% from $622 during the nine months ended March 31, 2021. Assets had become fully depreciated as of the quarter ended September 30, 2020.

Interest expense during the nine months ended March 31, 2022, was $61,391 representing an increase of $900 or 1% from $60,491 during the nine months ended March 31, 2021. Although the amount of outstanding debt at March 31, 2022 was higher, the more recent debt were 0% interest loans, which is why the amount of interest expense did not change significantly.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $560 at March 31, 2022 and $2,473 at June 30, 2021.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to generate sales in China and obtain FDA marketing clearance, the expected costs of commercializing our initial product, the CTLM®, and the time required for homologations from certain countries.

Our inventory, which consists of raw materials, work in process (including completed units under testing), and finished goods totaled $100,087 at March 31, 2022 and $100,087 at June 30, 2021.  Raw materials used for research and development or other purposes are expensed and not included in inventory. The net inventory is $0 at March 31, 2022 and June 30, 2021 because the Company has recorded an allowance for slow moving and obsolete inventory for the entire value of the inventory due to lack of demand for parts and lack of sales.

Our property and equipment, net, totaled $0 at March 31, 2022 and $0 at June 30, 2021.

Our current liabilities, which consist of accounts payable, accrued payroll taxes and penalties, short term debt, and current portion of long-term debt, totaled $1,733,514 at March 31, 2022 and $1,378,461 at June 30, 2021. Accounts payable and accrued expenses totaled $685,289 at March 31, 2022 and $472,571 at June 30, 2021. Accrued payroll taxes and penalties totaled $314,019 at March 31, 2022 and $314,019 at June 30, 2021. Promissory notes totaled $661,276 at March 31, 2022 and $581,276 at June 30, 2021. The current portion of long-term debt was $72,930 at March 31, 2022 and $10,595 at June 30, 2021. Current liabilities increased primarily due to accounts payable and accrued expenses increasing by $212,718 and related party promissory notes increasing by $80,000. On May 17, 2022, we received a default and demand letter from Truist Bank in regards to the PPP loan due to non-payment which caused the entire amount of the PPP loan to be due immediately.

Our long-term liabilities, which consists of long-term loans payable totaled $0 at March 31, 2022 and $69,005 at June 30, 2021. The decrease in long-term liabilities was due to the PPP loan going into default and becoming due immediately as of May 17, 2022.

Our temporary equity, which consists of Convertible Preferred Series L (including accrued dividends), totaled $429,451 at March 31, 2022 and $415,939 at June 30, 2021. The increase of $13,512 is due to dividends for the nine months ended March 31, 2022 that are being included in the total redemption value.

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

We have financed our operating and research and development activities through multiple private placements of common stock as well as short term loans from related parties.  During the nine months ended March 31, 2022, we received $80,000 through short-term related party loans. During the nine months ended March 31, 2021, we received $54,375 through short-term related party loans.

Net cash used for operating and product development expenses, which may include our purchase of additional materials to continue the manufacture of CTLM® Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law was $75,243 for the nine months ended March 31, 2022, compared to net cash used by operating activities and product development of the CTLM® and related software development of $91,509 during the nine months ended March 31, 2021.  At March 31, 2022, we had negative working capital of $1,715,531 compared to negative working capital of $1,358,037 at June 30, 2021. We do not expect to generate a positive internal cash flow for at least the next 12 months due to the time needed to ramp up our sales and marketing plan in China. Implementation of our plan has been severely impeded by the ongoing COVID-19 crisis, and abatement of the crisis is needed in order for our plan to succeed.

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

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed on October 12, 2021, includes a detailed discussion of our risk factors. The risks described in our Form 10-K Report are not the only risks facing IDSI. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. For the nine months ended March 31, 2022, there were no material changes in risk factors as previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Mine Safety Disclosures)

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2022		Imaging Diagnostic Systems, Inc.

	By:	/s/ David Fong
David Fong
Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)
/s/ Chunming Zhang
Chunming Zhang
Chief Executive Officer