Form 10-K
period 2022-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2022-10-04
CIK 790652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to______

Commission file number: 000-26028

IMAGING DIAGNOSTIC SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	22-2671269
(State of Incorporation)	(IRS Employer Ident. No.)

618 E South St, Suite 500, Orlando, FL	32801
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number: (954) 581-9800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IMDS	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐        No ☒

The number of shares outstanding of the issuer’s common stock as of October 4, 2022: 123,156,941 shares of common stock, no par value.

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

As of the date of this annual report on Form 10-K for the year ended June 30, 2022, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through June 30, 2022 of $135,482,996 after discounts and dividends on preferred stock. We incurred net losses applicable to common shareholders of $665,329 for the year ended June 30, 2022 and $707,918 for the year ended June 30, 2021.

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

We have sold 26 CTLM® systems since inception. Since the Viable Acquisition in August 2014, we have ceased our international marketing effort and have focused on upgrading the CTLM® with the latest technology and obtaining marketing clearance in the U.S. and China. CTLM® version 2.0 was completed in 2016, and we are developing a CTLM® 3.0 prototype. The CTLM® 3.0 project has been currently put on hold due to the COVID-19 pandemic and its consequences.

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

Sales in China or in other countries are expected in the foreseeable future. The Company’s next regulatory focus, after having obtained CFDA approval in China, is on obtaining U.S. marketing clearance of its CTLM® Breast Imaging System through the FDA. The PMA process for U.S. marketing clearance is expected to take considerably longer than the Chinese process.

Our financial statements have been prepared assuming that we will continue as a going concern. Our auditors, in their report for the fiscal year ended June 30, 2022 stated that we have incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 “Going Concern and Management’s Plans”, in the Notes to the Financial Statements. The accompanying financial statements for the Fiscal Year ended June 30, 2022 do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

International Regulatory Overview

IDSI has upgraded its quality system for manufacturing from ISO 13485:2003 to ISO 13485:2016 in June 2018 by successfully passing our certification audit conducted by Underwriters Laboratory (“UL”). We have not renewed our ISO 13485:2016 certificate to avoid the fees associated with this registration until we are ready to manufacture.

Europe

Based on our initial UL certification, in 2001 we obtained the CE Mark, which is required for us to sell the CTLM® in the European Union (“EU”). The CE Mark expired in July 2021, and we have not renewed it to avoid substantial regulatory fees. We will maintain our Quality Management System in accordance with ISO 13485:2016 which will allow us to achieve ISO registration quickly to aid in our pursuit of FDA marketing clearance and the CE Mark in the future.

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

In order to effectively market any products, we may develop, we will have to develop a marketing and distribution channel with technical expertise and distribution capability. There can be no assurance that we will be able to establish sales and distribution capabilities or that we will be successful in gaining market acceptance for the CTLM® or any other products we may develop.

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

Sales of CTLM® systems outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. The laws of certain European and Asian countries permit us to market the CTLM® in those countries before marketing would be permitted in the United States. As a result, we sold 26 CTLM® systems before the Viable Acquisition. In order to export the CTLM® to other countries we must obtain and maintain the FDA Certificate of Exportability for the CTLM®. This certificate is required for the export of Class III medical devices which have not received U.S. marketing clearance. The Certificate of Exportability must be renewed every two years. IDSI’s current certificate expired on August 20, 2020, and has not been renewed.

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

The COVID-19 pandemic has materially and adversely impacted the worldwide economy and financial markets, which could lead to a prolonged economic recession.  In response, governments in China, the U.S., and around the world, have taken unprecedented monetary and fiscal policy actions, and there is significant uncertainty as to the timing of stabilization and recovery. The Company’s business and financial condition have been adversely affected by the COVID-19 pandemic and its economic, political, and social consequences since March 2020, and this negative impact has continued through the fiscal year 2022. The negative impact of the COVID-19 pandemic and the measures taken to contain it may continue and even worsen for many more months or even years. The following are some of the issues that the Company continues to face as a result of the ongoing crisis:

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

We are a late-stage development stage company with a limited history of operations, and we do not expect sufficient revenues to support our operations for at least the next 12 months. Since our inception in December 1993, we have been engaged principally in the development of the CTLM®, which has not received marketing clearance for sale in the United States. While we have obtained FDA export approval for foreign sales, we have made only 26 foreign sales. Consequently, we have limited experience in manufacturing, marketing, and selling our products. Since we have decided not to renew our CE Mark for now and are not pursuing FDA marketing clearance at this time, we do not expect to receive revenues from sales of the CTLM® systems in the EU or in the US for the foreseeable future. We currently have no source of material operating revenues and have incurred substantial net operating losses since our inception. We do not expect to receive any sales revenues from China in the foreseeable future.

To date, we have not been profitable, and our accumulated deficit was $135,482,996 at June 30, 2022 after discounts and dividends on preferred stock. These losses have resulted principally from costs associated with research and development, clinical trials and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve sufficient revenue to attain this objective.

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

Through June 30, 2022, we had a cumulative deficit of $135,482,996. Our currently estimated annual expenses are approximately $1.5 million. In the year following receipt of the PMA for our CTLM® from the FDA, we anticipate that we will need approximately $5 million of additional funding to fully complete all necessary stages in order to manufacture and market the CTLM® in the United States and foreign countries, including funds for:

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

We own three United States patents related to optical tomography. We also have several non-exclusive licensing agreements for software providing image reconstruction, backup, encryption and DICOM from third-parties. If any of these agreements were terminated, our operations may be curtailed until alternative solutions were found.

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

We have two US patents that are due to expire in November 2023. There is no guarantee that we will be able to extend the life of these patents or to obtain additional patents, licenses, or other instruments that can provide us with a comparable level of exclusivity to the intellectual property underlying the expiring patents. If we cannot extend the life of these patents or obtain suitable replacements, we may lose competitive advantage.

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

Holders Common Equity

IDSI has a single class of common equity: our common stock. The approximate number of holders of our common stock is 3,469 as of October 4, 2022.

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

The table below summarizes the securities authorized for issuance under equity compensation plans as of October 4, 2022

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	11,205,302	$0.30	7,294,698
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Item 6. [RESERVED]

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, we analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. No stock options were granted during the year ended June 30, 2022. During the year ended June 30, 2021 the Board granted options to purchase 157,102 shares with an exercise price of $.51 per share to an employee and 1,500,000 shares with an exercise price of $.51 per share to a consultant. These options are being expensed pursuant to ASC 718.

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

Years Ended June 30, 2022 and June 30, 2021

SALES AND COST OF SALES

Revenues during the years ended June 30, 2022 and 2021, were $0.

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

General and administrative expenses during the year ended June 30, 2022 were $92,032, representing a decrease of $51,819 or 36% from $143,851, during the year ended June 30, 2021.

The general and administrative decrease of $51,819 is due primarily to a decrease in rent and auto payments as lease agreements were terminated during fiscal 2021. There were also reductions in other expenses due to the reduction in business activity during fiscal 2022 because of the ongoing COVID-19 crisis.

We do not expect a material change in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

SALARIES AND WAGES

Our salaries and wages expenses include compensation, related benefits, payroll taxes and other payroll fees for all employees.

Salaries and wages expense during the years ended June 30, 2022 and 2021, was $0.

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

Research and development expenses during the year ended June 30, 2022 were $1,730, representing a decrease of $6,669 or 79% from $8,399, during the year ended June 30, 2021.

The decrease of $6,669 is due primarily to the Company not renewing the UL Certification during fiscal 2022.

SALES AND MARKETING

Our sales and marketing expenses consist primarily of expenses associated with advertising and promotion, representative office expense, trade shows, conferences, promotional and training costs related to marketing the CTLM®, commissions, travel/subsistence, patent maintenance fees, consulting, certification expenses, and product liability insurance.

Sales and marketing expenses during the year ended June 30, 2022 were $824, representing an increase of $2 or less than 1% from $822, during the year ended June 30, 2021.

All sales and marketing expenses during fiscal 2022 and 2021 were related to fees for maintaining our website. The minor difference relates to variations in website related fees between the two periods.

CONSULTING EXPENSES

Our consulting expenses consist of all consulting fees paid as well as share-based compensation issued to our consultants. Our share-based compensation expense consists of vested stock options expensed under the Black-Scholes options pricing model.

Consulting expenses for the year ended June 30, 2022 were $470,971, representing a decrease of $13,868 or 3% from $484,839, during the year ended June 30, 2021.

The decrease in consulting expenses is due to the slight reduction in services from our consultants during fiscal 2022.

BAD DEBT EXPENSE

Bad debt expenses represent accounts receivable and amounts due from related parties that have been reserved.

Bad debt expenses for the year ended June 30, 2022, were $0 representing an increase of $18,815 from $(18,815) during the year ended June 30, 2021.

The increase is due to the Company recovering $7,700 of accounts receivable and $11,115 of amounts due from related parties in fiscal 2021 that had been previously written off as bad debt.

AGGREGATE OPERATING EXPENSES

Total operating expenses (general and administrative, salaries and wages, research and development, sales and marketing, depreciation and amortization, consulting, and bad debt) and cost of sales during the year ended June 30, 2022 were $565,557, representing a decrease of $54,161 or 9% from $619,718 when compared to the operating expenses and cost of sales during the year ended June 30, 2021. The overall decrease in expenses is due primarily to the ongoing COVID-19 pandemic which required us to further streamline operations and reduce costs.

Depreciation and amortization expenses during the year ended June 30, 2022 were $0 representing a decrease of $622 or 100% from $622 during the year ended June 30, 2021. There was no depreciation expense during fiscal 2022 since there were no asset purchases and all existing assets have been fully depreciated as of the end of fiscal 2021.

Interest expense during the fiscal year ended June 30, 2022 was $81,772, representing an increase of $888 or 1% from $80,884, during the year ended June 30, 2021. The average balance of interest bearing outstanding debt during fiscal 2022 and 2021 were approximately the same.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $613 at June 30, 2022 and $2,473 at June 30, 2021. We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to generate sales in China and obtain FDA marketing clearance, the expected costs of commercializing our initial product, the CTLM®, and the time required for homologations from certain countries.

Our inventory, which consists of raw materials, work in process (including completed units under testing), and finished goods totaled $100,087 at June 30, 2022 and 2021. Raw materials used for research and development or other purposes are expensed and not included in inventory. The net inventory is $0 for fiscal 2022 and 2021 because the Company has booked a reserve for the entire value of the inventory due to lack of demand for parts and lack of sales.

Our property and equipment, net, totaled $0 at June 30, 2022 and June 30, 2021. All property and equipment had been fully depreciated as of the end of fiscal 2021, and no new property and equipment were purchased during fiscal 2022.

Our current liabilities, which consist of accounts payable, accrued payroll taxes and penalties, short term debt, and convertible debt, totaled $1,825,542 at June 30, 2022 and $1,378,461 at June 30, 2021. Accounts payable and accrued expenses totaled $767,317 at June 30, 2022 and $472,571 at June 30, 2021. Accrued payroll taxes and penalties totaled $314,019 at June 30, 2022 and $314,019 at June 30, 2021. Related party promissory notes totaled $671,276 at June 30, 2022 and $581,276 at June 30, 2021. The current portion of long-term debt was $72,930 at June 30, 2022 and $10,595 at June 30, 2021. Current liabilities increased primarily due to accounts payable and accrued expenses increasing by $294,746, increase in related party promissory notes of $90,000, and the entire balance of PPP loan payable becoming a current liability due to loan default during fiscal 2022.

Our long-term liabilities, which consist of long term loans payable totaled $0 at June 30, 2022 and $69,005 at June 30, 2021. The decrease in long-term liabilities was due to the entire balance of the PPP loan payable becoming a current liability due to loan default during fiscal 2022.

Our temporary equity, which consists of Convertible Preferred Series L (including accrued dividends), totaled $433,939 at June 30, 2022 and $415,939 at June 30, 2021. The increase of $18,000 is due to accrued dividends for fiscal 2021 that are being included in the total redemption value.

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

We have financed our operating and research and development activities through multiple private placements of common stock as well as short term loans from related parties. During fiscal 2022, we received $90,000 through short-term related party loans. During fiscal 2021 we received proceeds of $61,276 through short-term related party loans.

Net cash used for operating and product development expenses, which include our purchase of additional materials to continue the manufacture of CTLM® Systems in anticipation of receiving orders from our distributors in certain countries, where permitted by law, was $85,190 during fiscal 2022, compared to net cash used by operating activities and product development of the CTLM® and related software development of $104,763 during fiscal 2021. At June 30, 2022, we had negative working capital of $1,812,940 compared to negative working capital of $1,358,037 at June 30, 2021. We do not expect to generate a positive internal cash flow for at least the next 12 months due to the time needed to ramp up our sales and marketing plan in China.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Imaging Diagnostic Systems, Inc. (the Company) as of June 30, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as of June 30, 2022 the Company had an accumulated deficit of $135,482,996 and a stockholder’s deficit of $2,246,879. For the year ended June 30, 2022, net loss totaled $647,329 and a net cash used in operating activities of $85,190. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Assurance Dimensions

We have served as the Company’s auditor since 2017.

Margate, Florida
October 4, 2022

IMAGING DIAGNOSTIC SYSTEMS, INC.

Balance Sheets

	June 30, 2022	June 30, 2021

Assets
Current assets:
Cash	$613	$2,473
Consultant advances	-	5,000
Prepaid expenses and deposits	11,989	12,951

Total current assets	12,602	20,424

Property and equipment, net	-	-

Total assets	$12,602	$20,424

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$767,317	$472,571
Accrued payroll taxes and penalties	314,019	314,019
Promissory notes, related party	671,276	581,276
Current portion of PPP loan payable	72,930	10,595

Total current liabilities	1,825,542	1,378,461

Long-term liabilities
PPP Loan Payable, less current portion	-	69,005

Total long-term liabilities	-	69,005

Total liabilities	1,825,542	1,447,466

Commitment and Contingencies (Note 18)

Temporary equity
Convertible Preferred Series L	433,939	415,939

Total temporary equity	433,939	415,939

Stockholders’ Deficit:

Preferred stock, no par , 2,000,000 authorized Convertible preferred stock, Series M, 600 designated 0 shares issued and outstanding at June 30, 2022 and June 30, 2021	-	-
Common stock, no par value, 500,000,000 authorized , 123,156,941 and 123,156,941 shares issued and outstanding June 30, 2022 and June 30, 2021, respectively	133,236,117	132,974,686
Accumulated Deficit	(135,482,996)	(134,817,667)

Total stockholders’ deficit	(2,246,879)	(1,842,981)

Total liabilities and stockholders’ deficit	$12,602	$20,424

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Operations

	Year Ended	Year Ended
	June 30, 2022	June 30, 2021

Total Revenue	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Operating Expenses:
General and administrative	92,032	143,851
Research and development	1,730	8,399
Sales and marketing	824	822
Depreciation and amortization	-	622
Consulting expenses (including share-based compensation)	470,971	484,839
Bad debt expense (recovery)	-	(18,815)
Total Operating Expenses	565,557	619,718

Operating Loss	(565,557)	(619,718)

Other Income (expense)

Interest income	-	1
Gain on termination of lease	-	10,863
Loss on disposal of fixed assets	-	(1,180)
Other Income	-	1,000
Interest expense	(81,772)	(80,884)
Total Other Expense	(81,772)	(70,200)
Net Loss	(647,329)	(689,918)

Preferred Stock Dividends	(18,000)	(18,000)
Net Loss Available to Common Stockholders	$(665,329)	$(707,918)

Net Loss per common share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding:
Basic and diluted	123,156,941	122,963,645

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Changes in Stockholders’ Deficit

For the years ended June 30, 2022 and 2021

	Common Stock			Total
	Number of Shares	Amount	Accumulated Deficit	Stockholders’ Deficit

Balance at June 30, 2021	123,156,941	$132,974,686	$(134,817,667)	$(1,842,981)

Cummulative Dividend on Series L CV Preferred	-	-	(18,000)	(18,000)

Stock options expense	-	261,431	-	261,431

Net loss	-	-	(647,329)	(647,329)

Balance at June 30, 2022	123,156,941	$133,236,117	$(135,482,996)	$(2,246,879)

Balance at June 30, 2020	122,876,549	$132,570,255	$(134,109,749)	$(1,539,494)

Cummulative Dividend on Series L CV Preferred	-	-	(18,000)	(18,000)

Common stock issued on conversion of accounts payable	280,392	143,000	-	143,000

Stock options expense	-	261,431	-	261,431

Net loss	-	-	(689,918)	(689,918)

Balance at June 30, 2021	123,156,941	$132,974,686	$(134,817,667)	$(1,842,981)

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Cash Flows

	Year Ended	Year Ended
	June 30, 2022	June 30, 2021

Net loss	$(647,329)	$(689,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	622
Loss on abandonment of fixed assets	-	1,180
Gain on termination of lease	-	(10,863)
Stock option expense	261,431	261,431
Loss on write-off of consultant advance	5,000	-

Changes in assets and liabilities:
(Increase) decrease in royalty receivable	-	10,875
(Increase) decrease in prepaid expenses	962	(9,472)
Increase (decrease) in accounts payable and accrued expenses	294,746	331,490
Change in right of use asset/lease obligation, net	-	(108)
Total adjustments	562,139	585,155

Net cash used in operating activities	(85,190)	(104,763)

Cash flows from financing activities:
Proceeds from promissory notes, related party	90,000	61,276
(Repayment) of Paycheck Protection Program Loan	(6,670)	-
Net cash provided by financing activities	83,330	61,276

Net increase (decrease) in cash and cash equivalents	(1,860)	(43,487)

Cash at the beginning of year	2,473	45,960

Cash at end of the period	$613	$2,473

Supplemental Disclosure of cash flow information:
Cash paid for interest	$1,497	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common Stock issued per settlement of accounts payable	$-	$143,000

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2022 and 2021

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

(2) GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements are prepared assuming the Company will continue as a going concern. As of June 30, 2022, the Company had an accumulated deficit of $135,482,996 a stockholders’ deficit of $2,246,879, and a working capital deficiency of $1,812,940. For the year ended June 30, 2022, net loss totaled $647,329. The net cash used in operating activities for the year ended June 30, 2022 totaled $85,190. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon generating sales and obtaining additional capital and financing. While the Company believes in the viability of its strategy to generate material sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company received from the Chinese FDA (“CFDA”) marketing clearance for the CTLM® effective November 16, 2018 to November 15, 2023. However, there can be no assurance that we will obtain U.S. Food and Drug Administration (“FDA”) marketing or other new international marketing clearances, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® in China or elsewhere to allow us to operate profitably. Since 2016, we have financed our operations through loans by Viable International Investments, LLC (“Viable”), our majority shareholder, and its affiliates and the private placement of common stock to Viable affiliates and independent Chinese investors. We do not have any formal financing arrangements with Viable and its affiliates; however, Viable has stated its intention to continue to provide financing of our operations consistent with past practice. While we believe that Viable and its affiliates will provide on commercially reasonable terms the funding we need until we achieve a positive cash flow from operations. There can be no assurance that we will receive such funding or that we will ever achieve profitability. If Viable fails to continue funding, the Company would be materially adversely affected and may have to cease operations due to a lack of funding. These matters affect the Company’s liquidity profile, and management’s plans in those regards are discussed in the paragraphs that follow.

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

June 30, 2022 and 2021

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

The Company’s ability to continue as a going concern and its future success are dependent upon its ability to raise additional capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) successfully develop, market, and sell its products. Due to the difficulty of raising additional capital during the current COVID-19 crisis, the Company has been taking aggressive measures to reduce its operating costs in order to preserve cash. The Company’s ability to meet its cash flow requirements through fiscal 2023 and continue its development and commercialization efforts will be dependent on the length and severity of the COVID-19 crisis and the Company’s ability to secure additional funding. There can be no assurance that IDSI will generate sufficient revenue to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to execute its plan of operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

June 30, 2022 and 2021

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company also receives royalties pursuant to a licensing relationship with Trifoil Imaging. Revenue is recognized in the reporting periods in which royalties are due to the Company. During the years ended June 30, 2022 and 2021, there was no income from royalties.

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

Our allowance for doubtful accounts was $850 as of June 30, 2022 and June 30, 2021. These amounts consist of other receivables that have been fully reserved.

(d) Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company. There were no cash equivalents at June 30, 2022 and June 30, 2021.

(e) Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit of $250,000. At June 30, 2022 and June 30, 2021, the Company had $0 in excess of the federally insured limit.

The Company did not have any revenue for the year ended June 30, 2022 and June 30, 2021.

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

(h) Research and development

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2022 and 2021

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company had 9,610,012 and 13,922,657 options vested and as of June 30, 2022 and June 30, 2021, respectively and 1,595,290 and 2,830,290 options not yet vested as of June 30, 2022 and June 30, 2021, respectively.

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

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. No stock options were granted during the year ended June 30, 2022. During the year ended June 30, 2021 the Board granted options to purchase 157,102 shares with an exercise price of $.51 per share to an employee and 1,500,000 shares with an exercise price of $.51 per share to a consultant. Stock options are being expensed pursuant to ASC 718.

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

June 30, 2022 and 2021

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

The Company has determined that no impairment losses need to be recognized through the years ended June 30, 2022 and 2021.

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

(m) Warranty reserve

The Company warrants all products and parts supplied for a period of 12 months from the date of installation or 15 months from the date the products was/were shipped from IDSI, whichever occurs first. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Based on the Company’s experience, the warranty reserve was estimated based on the replacement cost of the laser and certain electronic parts. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The Company had no warranty reserve balance as of June 30, 2022 and 2021.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2022 and 2021

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n) Impact of recently issued accounting pronouncements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

(o) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments. After a review of our accounts receivable, the Company has not recorded an allowance for doubtful accounts. The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At June 30, 2022 and 2021, the aggregate fair value of the Company’s debt obligations approximated its carrying value. The Company relies upon the guidance of ASC 820 (“Fair Value Measurements and Disclosures”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly, transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

June 30, 2022 and 2021

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

The Company had no revenues during the year ended June 30, 2022 and 2021.

(5) RELATED PARTY TRANSACTIONS

Related party revenues

On March 22, 2018, the Board of Directors approved the execution of two agreements with Xi’an of China, an affiliated Company of IDSI. The agreements are a Know How Transfer Contract and a CTLM® Know How Confidentiality Agreement. The contract, having a term of 20 years, stipulates that Xi’an will pay IDSI a know how transfer fee of 25% of revenue for CTLM® product sales in their territory. There were no such sales during the years ended June 30, 2022 and 2021.

Related party fees

Erhfort, LLC earned a consulting fee of $102,000 for each of the years ended June 30, 2022 and 2021. Erhfort, LLC regularly reviews the Company’s operations and reports to IDSI’s CEO, Chunming Zhang, who lives in China. Erhfort, LLC is a related party because it owns Company common stock directly and indirectly.

David Fong served as the Company’s CFO through August 10, 2022 (See Note 19) and earned consulting fees of $102,000 for each of years ended June 30, 2022 and 2021. These fees were assigned to his affiliated business, Fong & Associates, LLC.

Related party payables and accrued expenses

As of June 30, 2022 and June 30, 2021, the amount of interest on related party notes due to Erhfort, LLC, which is included in accounts payable, is $161,260 and $83,260, respectively.

As of June 30, 2022 and June 30, 2021, the amount of consulting fees due to Ehrfort, LLC, which is included in accounts payable, is $153,000 and $51,000, respectively.

As of June 30, 2022 and June 30, 2021, the amount of consulting fees due to Fong & Associates, LLC, which is included in accounts payable, is $286,000 and $184,000, respectively.

As of June 30, 2022 and June 30, 2021, the amount of reimbursable expenses due to Fong & Associates, LLC, which is included in accounts payable, is $839 and $0, respectively.

As of June 30, 2022 and June 30, 2021, the amount of interest on related party notes due to JM One Holdings, LLC, which is included in accrued expenses, is $8,860 and $5,860, respectively. JM One Holdings, LLC is an entity affiliated with the Company’s former CFO, David Fong.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2022 and 2021

(5) RELATED PARTY TRANSACTIONS (Continued)

Related party debt

As of June 30, 2022 and June 30, 2021, the amount in promissory notes due to related parties are $671,276 and $581,276, respectively (See Note 12).

(6) ROYALTY RECEIVABLE

On June 16, 2006, the Company entered into a Royalty Agreement with Bioscan Inc. whereby the Company established a licensing relationship with Bioscan which granted Bioscan an exclusive sublicensable, royalty-bearing license to make, use, offer for sale, import and otherwise develop and commercialize products in its territory. Bioscan Inc. was subsequently purchased by TriFoil Imaging. During the years ended June 30, 2022 and 2021, there was no income from royalties. As of June 30, 2022 and 2021, the Company had royalty receivable balances of $0.

(7) INVENTORIES

Inventories consisted of the following:

	June 30, 2022	June 30, 2021

Raw materials consisting of purchased parts, components and supplies	$92,587	$92,587
Finished goods	7,500	7,500
Total Inventory	$100,087	$100,087
Allowance for Obsolete Inventory	(100,087)	(100,087)
Net Inventory	$-	$-

Due to the age of the inventory, lack of demand for parts and lack of sales the Company reserved for all inventory during the year ended June 30, 2017. The Company is not carrying any inventory purchased after June 30, 2017 and has booked an allowance for the entire value of its inventory.

(8) PREPAID EXPENSES AND DEPOSITS

The following is a summary of prepaid expenses:

	June 30, 2022	June 30, 2021

Prepaid Software	$206	$206
Prepaid Rent	-	962
Rent Deposits	1,783	1,783
Consulting Retainers	10,000	10,000
Total Prepaid expenses	$11,989	$12,951

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2022 and 2021

(9) PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	June 30, 2022	June 30, 2021	Useful life

Computers and Equipment	$12,612	$12,612	5 years
Third Party Software	10,291	10,291	5 years
Clinical Equipment	15,000	15,000	5 years
Total Property & Equipment	$37,903	$37,903
Less: accumulated depreciation	(37,903)	(37,903)
Total Property & Equipment - Net	$-	$-

Depreciation expense for the years ended June 30, 2022 and 2021 was $0 and $622 respectively.

(10) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2022 and 2021, accounts payable and accrued expenses totaled $767,317 and $472,571, respectively, which consists of accounts payable of $758,171 and $465,799, and other accrued expenses of $9,146 and $6,772, respectively.

(11) ACCRUED PAYROLL TAXES AND PENALTIES

As of June 30, 2022 and June 30, 2021, the Company owed the IRS $314,019 and $314,019, respectively. Accrued payroll taxes represent outstanding interest and penalties based on prior management’s failure to pay payroll taxes commencing with the quarter ending March 31, 2010. As part of new management’s restructuring plan, the Company received funds from an accredited investor to be able to make a payment to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting penalty and interest abatement. The amount due at June 30, 2022 of $314,019 represents the interest and penalties. The Company has formally asked the IRS to abate all remaining interest and penalties of $314,019. The Company had a telephone conference on April 18, 2019 with the office of appeals and is waiting for further communications from the appeals officer. As of June 30, 2022, the Company’s tax counsel is in the process of reviewing recent IRS correspondence to determine appeals status and will work towards final resolutions with the IRS on all outstanding liabilities. The Company has decided to wait until all resolutions are final before making any adjustments to the balance of $314,019 owed to the IRS.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2022 and 2021

(12) PROMISSORY NOTES – RELATED PARTY

The following table is a summary of the outstanding related party note balances as of June 30, 2022 and 2021.

Noteholder	Interest Rate	Maturity Date	June 30, 2022	June 30, 2021
Related Party Notes:
Erhfort, LLC	15%	9/30/22	$100,000	$100,000
Erhfort, LLC	15%	9/30/22	100,000	100,000
JM One Holdings, LLC	15%	9/30/22	20,000	20,000
Erhfort, LLC	15%	9/30/22	100,000	100,000
Erhfort, LLC	15%	9/30/22	100,000	100,000
Erhfort, LLC	15%	9/30/22	100,000	100,000
Erhfort, LLC	15%	9/30/22	10,000	10,000
Erhfort, LLC	15%	9/30/22	10,000	10,000
Viable International Investments, LLC	0%	On Demand	7,865	7,865
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	3,000	3,000
Viable International Investments, LLC	0%	On Demand	15,000	-
Viable International Investments, LLC	0%	On Demand	30,000	-
Viable International Investments, LLC	0%	On Demand	10,000	-
Viable International Investments, LLC	0%	On Demand	10,000	-
Viable International Investments, LLC	0%	On Demand	10,000	-
Viable International Investments, LLC	0%	On Demand	5,000	-
Viable International Investments, LLC	0%	On Demand	10,000	-
Xi’an IDI	0%	On Demand	10,411	10,411
Total Related Party Notes			$671,276	$581,276

Erhfort, LLC owns Company common stock directly and indirectly. JM One Holdings, LLC is an entity affiliated with the Company’s former CFO, David Fong. Viable International Investments, LLC is the Company’s majority shareholder. Lixin Yang, who serves on the Board of Directors as of August 10, 2022 is a beneficial owner of Viable. For the reasons stated above, these debts are considered related party debt.

During the year ended June 30, 2022, the Company received loan proceeds of $90,000 from Viable International Investments, LLC. The loans from Viable International Investments, LLC have zero interest.

During the year ended June 30, 2021, the Company received loan proceeds of $20,000 from Erhfort, LLC, $30,865 from Viable International Investments, LLC, and $10,411 from Xi’an IDI. The loans from Erhfort, LLC have annual interest rates of 15% while the loans from Viable International Investments, LLC and Xi’an IDI have zero interest.

The maturity dates for all related party loans originally due on June 30, 2022, except those payable on demand, were extended to September 30, 2022 on June 30, 2022.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2022 and 2021

(13) LONG-TERM DEBT

The following table is a summary of the outstanding loan balances as of June 30, 2022 and 2021.

Noteholder	Interest Rate	Maturity Date	June 30, 2022	June 30, 2021
Truist Bank	1%	In Default	$72,930	$79,600
Total Debt			72,930	79,600
Current Portion of Debt			(72,930)	(10,595)
Total Long-term Debt			$-	$69,005

On May 9, 2020, the Company entered into a loan with Truist Bank, a lender pursuant to the Paycheck Protection Program of the CARES Act as administered by the SBA in the amount of $79,600. The loan, in the form of a promissory note, matures on May 11, 2025. No additional collateral or guarantees were provided by the Company for the loan. The PPP loan provides for customary events of default. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, rent payments, mortgage interest and covered utilities during the 24-week period beginning on the date of loan disbursement. The Company is required to repay the entire amount of outstanding principal, along with accrued interest, as the Company is not eligible for forgiveness. The Company began to make payments, beginning October 2021, including interest accruing at an annual interest rate of 1.0% beginning on the date of disbursement. On May 17, 2022, the Company received a default and demand letter from Truist Bank in regards to the PPP loan due to non-payment. As such the remaining balance of the PPP loan became due immediately. As of June 30, 2022 and June 30, 2021, the Company reported an accrued interest balance related to the PPP Loan of $186 and $912, respectively. The accrued interest is included in accounts payable and accrued expenses on our balance sheets.

(14) INCOME TAXES

The Company has net operating loss carryforwards for federal income taxes of approximately $57,000,000 at June 30, 2022, the unused portions of which expire in years 2023 through 2037. The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes “ASC 740”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial losses and the tax basis of assets and liabilities for both the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 “IRC 382” places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership). The issuance of the Company’s Series M Preferred Stock on August 4, 2014 resulted in a change of control as defined under IRC 382. As of the change of control date, the taxpayer’s net operating loss carryforwards from prior years was $72,478,914 and the pro rata share of pre-change losses in the tax year ended June 30, 2015 was $109,691. This resulted in total pre-change losses of $72,588,605 subject to limitation under IRC Section 382. On the change date the values of the old loss corporation was $3,168,568 and the AFR was 3.05% resulting in an annual limitation amount of $96,641. The pro rata share of post-change net operating loss incurred in the tax year ended June 30, 2015 and the net operating loss incurred in tax years ended June 30, 2016 through 2022 are not subject to limitation. Post change losses not subject to limitation through June 30, 2021 are $9,800,000. Approximately $6,000,000 of losses expire between 2023 and 2037. Approximately $5,000,000 have no expiration, but are subject to certain annual restrictions.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2022 and 2021

(14) INCOME TAXES (Continued)

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended June 30, 2022 and 2021:

	2022	2021

Statutory federal rate	(21.00)%	(21.00)%
State tax rate, net of federal effect	(3.522)%	(3.522)%
Change in valuation allowance	24.522%	24.522%
Effective Tax Rate	-%	-%

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the years ended June 30, 2022 and 2021 were as follows:

	2022	2021
Deferred tax assets:
Inventory Reserve	$25,367	$25,367
Federal and state net operating loss carry forward	2,799,957	2,728,062
Total deferred tax asset	2,825,324	2,753,429
Less Valuation Allowance	(2,825,324)	(2,753,429)
Net deferred Tax Asset	$-	$-

The Company has fully reserved the deferred tax asset due to management’s determination that it is highly unlikely that the Company will generate taxable income in the future and realize the tax benefits of the net operating loss carryforwards and due to the limitation of income that can be offset by net operating loss carry forwards in future periods under IRC section 382 because of change in control that occurred on August 4, 2014. The valuation allowance increased $71,895 and $84,009 for the years June 30, 2022 and 2021, respectively. The increase in the valuation allowances for fiscal 2022 and 2021 is a result of the net operating losses incurred in those years exceeding the amount of net operating loss carryforward that expired in the same years.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2022 and 2021

(15) CONVERTIBLE PREFERRED STOCK

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of June 30, 2022:

Security	Date Issued	No. of Shares	Amount	Date of Conversion	No. of Shares Converted	Amount Converted	Balance 6/30/2022
Series L Cv Pfd	2/10/2010	35	$350,000	1/6/2011	15	$150,000	$200,000
Dividends							233,939
				Total redemption value			$433,939

Total Series M Cv Pfd	Various	600	$6,000,000	1/6/2011	15	$6,000,000	$-0-
Dividends							-0-
				Total redemption value			$-0-

Series L Convertible Preferred Stock

On March 31, 2010, a private investor converted a $350,000 short-term promissory note into 35 shares of Series L Convertible Preferred Stock. The original purchase price/stated value is $10,000 per share and dividends accrue at an annual rate of 9%. The preferred stock is convertible into 474 shares of common stock for each share of preferred stock. On January 6, 2011, the private investor converted 15 shares of Series L Convertible Preferred Stock representing a principal value of $150,000. After the conversion, the private investor held 20 shares representing a principal value of $200,000. The remaining principal value of $200,000 is presented on the balance sheet as temporary equity, as the holder has the option to redeem for cash at any time. At June 30, 2022 and 2021, the balance of cumulative dividends owed to the investor which is included in redemption value was $233,939 and $215,939, respectively. The total presented on the balance sheet as temporary equity is $433,939 as of June 30, 2022 and $415,939 as of June 30, 2021.

Series M Convertible Preferred Stock

The Company had previously sold 600 Series M Convertible Preferred Stock to Viable International Investments, LLC, a Florida limited liability company, (“Viable”). Each share of the Series M Preferred Stock was convertible into 147,283 shares of Common Stock. In the event of a liquidation, the holders of the Series M Preferred Stock would have been entitled to receive, prior to any distribution of assets to holders of Common Stock or other class of capital stock or other equity securities of the Corporation, $10,000 per share of Series M Preferred Stock held plus accrued but unpaid dividends. The holders of the Series M Preferred Stock would have had identical voting rights as any holder of Common Stock and would have voted together, not as separate classes. The original purchase price/stated value of each share of Series M Preferred Stock was $10,000 and Viable was be entitled to receive cumulative dividends at the fixed rate of 9% of the stated value per share per annum. As of June 30, 2022 and June 30, 2021, the balance of Series M Preferred stock was $0.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2022 and 2021

(16) COMMON STOCK

The Company has 500,000,000 of common shares no par value authorized and 2,000,000 of no par preferred shares authorized.

The Company did not issue any shares of common or preferred stock during the year ended June 30, 2022.

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

	As of June 30, 2022	As of June 30, 2021
Expected volatility	20% to 44%	23% to 44%
Expected term	0.5 to 4.83 Years	0.5 to 4.83 Years
Risk-Free interest rate	0.05% to 2.49%	0.05% to 3.09%
Forfeiture rate	0.00%	0.00%
Expected dividend rate	0.00%	0.00%

At June 30, 2022, the Company has unvested and vested options under the 2016 Plan with exercise prices that range from a low of $.20 per share to a high of $.51 per share. The following table summarizes information about all of the stock options outstanding under the 2016 Plan at June 30, 2022 and 2021:

Employees/Consultants	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2020	15,095,833	$0.24	2.43 Years	$-
Granted	1,657,102	$0.51
Expired	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2021	16,752,935	$0.25	1.76 Years	$-
Granted	-	$-
Expired	(5,547,645)	$0.20
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2022	11,205,290	$0.30	1.39 Years	$-

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2022 and 2021

(17) STOCK OPTIONS (Continued)

The following table summarizes information about vested and unvested options under the 2016 Plan at June 30, 2022 and June 30, 2021. The Company recognized an expense of $261,431 for the options vested during the year ended June 30, 2022:

Employees/Consultants	Unvested	Vested and Exercisable	Total
Outstanding at June 30, 2020	4,123,184	10,972,649	15,095,833
Granted	1,657,102	-	1,657,102
Vested and Exercisable	(2,950,000)	2,950,000	-
Cancelled	-	-	-
Expired	-	-	-
Rounding Adjustment	4	(4)	-
Outstanding at June 30, 2021	2,830,290	13,922,645	16,752,935
Granted	-	-	-
Vested and Exercisable	(1,235,000)	1,235,000	-
Cancelled	-	-	-
Expired	-	(5,547,645)	-
Adjustment	-	-	-
Outstanding at June 30, 2022	1,595,290	9,610,000	11,205,290

Unvested options will be expensed under the Black-Scholes options-pricing model when they vest. As of June 30, 2022, the remaining options to be expensed when vested are estimated to be $179,028.

At June 30, 2022, the Company has issued options pursuant to six different stock option plans, the most recent being the 2016 Plan. The previous five plans through and including the 2012 Non-Statutory Plan have a remaining total of options vested and exercisable to purchase 12 shares at an exercise price of $350 per share.

The tables below summarize information about these five plans:

Employees/Consultants	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2020	13	$976	2.01 Years	$-
Granted	-	$-
Exercised	-	$-
Cancelled	(1)	$13,500
Outstanding at June 30, 2021	12	$350	1.11 Years	$-
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2022	12	$350	.11 Years	$-

The table below summarizes information about all stock options outstanding as of June 30, 2022:

	Outstanding Options			Vested Options
Range of Exercise price	Number Outstanding at June 30, 2022	Weighted Averaged Exercise Price	Weighted Averaged Remaining Life	Number Exercisable at June 30, 2022	Weighted Averaged Exercise Price	Weighted Averaged Remaining Life
$0.20 - $0.51	16,752,935	$0.27	1.39	13,922,645	$0.23	1.03
$350.00	12	$350	.11	12	$350	.11
Outstanding options	16,752,947	$0.27	1.76	13,922,657	$0.23	1.39

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

June 30, 2022 and 2021

(18) COMMITMENTS AND CONTINGENCIES

The Company previously carried $3,000,000 in product liability insurance to cover both clinical sites and sales. As part of its cost savings initiatives, the Company cancelled the policy as it had not had any adverse experiences after conducting more than 25,000 patient scans worldwide. The Company is now self-insuring the risk of product liability.

From May 2010 to June 2012, claims were made by the IRS for payment of the Company’s accrued payroll taxes, interest and penalties, which as of June 30, 2012 was $1,489,640. The Company engaged tax counsel to handle this matter and intends to fully satisfy its payroll tax obligations. On August 4, 2014, Viable purchased 250 shares of convertible preferred stock for $2,500,000, which gave them a 78.9% voting and economic interest in the Company’s capital stock representing a change in control of the Company. New management’s tax counsel negotiated a new Installment Agreement which stipulated a lump sum payment of $250,000, which was paid on September 4, 2014 and monthly installment payments of $20,000 beginning in September 2014 due on the 18th of each month until the balance of payroll taxes, interest and penalties are paid in full (See Note 11).

During fiscal 2018, as part of new management’s restructuring plan, the Company received funds from an accredited investor to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting abatement of penalties and interest totaling $314,019. As of June 30, 2022, the Company’s tax counsel is in the process of reviewing recent IRS correspondence to determine appeals status and will work towards final resolutions with the IRS on all outstanding liabilities. The Company has decided to wait until all resolutions are final before making any adjustments to the balance of $314,019 owed to the IRS.

On October 23, 2019, the Company entered into a consulting agreement (“the Agreement”) effective as of November 1, 2019, with Dr. Huabei Jiang to serve as IDSI’s Chief Scientific Consultant. Pursuant to the Agreement, Dr. Jiang is focused on improving the technical performance and image quality of IDSI’s CTLM® breast imaging device. Per the Agreement, the goal of the initial project was to complete image quality improvement by November 1, 2020. A payment of $500,000 will be due upon satisfactory completion of the project. As of June 30, 2022, Dr. Jiang has completed the first phase of image quality improvement and is currently collecting image data for evaluation and further technical improvement. We have yet to establish the effectiveness of the improvements, as completion of the project has been delayed due to the COVID-19 crisis.

(19) SUBSEQUENT EVENTS

On July 19, 2022, the Company received loan proceeds of $8,847 from Viable International Investments, LLC. Interest is 0% and the principal is payable on demand.

On August 10, 2022, the sole director and CEO of IDSI, Chunming Zhang, appointed Lixin Yang, Zhonghe Liu and Lun Li to the Company’s Board of Directors. Immediately thereafter, Chunming Zhang resigned from her positions as director and CEO of IDSI, and the Company’s CFO, David Fong also resigned. Immediately thereafter, the newly constituted Board appointed Lun Li to serve as IDSI’s CEO and Rongbin Wang to serve as the CFO.

On August 19, 2022, the Company received loan proceeds of $12,768 from Viable International Investments, LLC. Interest is 0% and the principal is payable on demand.

On September 6, 2022, the Company received loan proceeds of $9,988 from Viable International Investments, LLC. Interest is 0% and the principal is payable on demand.

On September 15, 2022, the Company received loan proceeds of $7,968 from Viable International Investments, LLC. Interest is 0% and the principal is payable on demand.

On September 30, 2022, the Company received loan proceeds of $6,968 from Viable International Investments, LLC. Interest is 0% and the principal is payable on demand.

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

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of June 30, 2022.

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

On August 10, 2022, the sole director and chief executive officer (CEO) of IDSI, Chunming Zhang, appointed Lixin Yang, Zhonghe Liu and Lun Li to the Company’s Board of Directors. Immediately thereafter, Chunming Zhang resigned from her positions as director and CEO of IDSI, and our chief financial officer (CFO) David Fong also resigned. Immediately thereafter, the newly constituted Board appointed Lun Li to serve as IDSI’s CEO and Rongbin Wang to serve as the CFO.

As a result of these management changes, effective as of August 10, 2022, our officers and directors are as follows:

Name	Age	Position(s)	Held Since
Lun Li	34	Director, CEO	2022
Lixin Yang	59	Director	2022
Zhonghe Liu	38	Director	2022
Rongbin Wang	33	CFO	2022
Guanliang (“Josh”) Wang	37	Vice President of Operations and Secretary	2017

Certain background information as to our officers and directors is as follows:

Lixin Yang is the president and majority shareholder of IDSI’s parent company, Sanya Wanbo (Viable) Investments, Ltd. Co. (“Viable China’’), based in Hainan, China. He has long been engaged in the research, development and operation of real estate projects and businesses relating to senior care and health care. Mr. Yang has many years of business management experience and extensive marketing experience. He has held various executive positions for over 30 years. He is the husband of our former director and CEO Chunming Zhang.

Zhonghe Liu is based in Shaanxi, China, and has extensive experience in marketing planning, market operation, software development and application.s for retail businesses for over 15 years. M r. Liu holds positions with various other companies. He has served as the chairman of Zhilian Technology Group Co., Ltd., since 2020, the general manager of Hong Kong Lexiaoyao Marketing Planning Co., Ltd., since 2019 and the president of Chongqing Quguangjie Technology Co., Ltd., since 2020.

Lun Li graduated from Xi’an Jiaotong University in Shaanxi, China, in 2012 with a master’s degree in engineering and has many years of project management experience. Currently a PhD candidate, she started working in the medical industry in 2017, and has been serving as the assistant to the general manager and manager representative of Xi’an IDI Laser Imaging Co., Ltd. since 2017.

Rongbin Wang is an experienced accountant and professional financial officer based in Shaanxi, China. He holds a degree in accounting from Xi’an Jiaotong University. He has been engaged in high level financial work for 10 years. He has worked in a number of large Chinese companies. Most recently he has served as the chief financial officer for Xi’an Jiexun Automobile Sales Co., Ltd. since 2018. He also has substantial experience in mergers and acquisitions as well as financial management.

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

Item 11. Executive Compensation

Table 6: Smaller Reporting Company Summary Compensation Table, Last 2 Completed Fiscal Years

Name and Positions	Year	Salary/Fee ($)	Bonus ($)	Stocks ($)	Options ($)	Other ($)	Total ($)

Chunming Zhang	FYE 06/30/21	-0-	-0-	-0-	-0-	-0-	-0-
CEO	FYE 06/30/22	-0-	-0-	-0-	-0-	-0-	-0-
David Fong	FYE 06/30/21	102,000	-0-	-0-	-0-	-0-	102,000
CFO	FYE 06/30/22	102,000	-0-	-0-	-0-	-0-	102,000
Guanliang Wang	FYE 06/30/21	-0-	-0-	-0-	-0-	-0-	-0-
Secretary	FYE 06/30/22	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal Year-End (all amounts adjusted for Reverse Stock Split)
Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date

Chunming Zhang	--	--	--	--	--
David Fong	--	--	--	--	--
Guanliang Wang	--	--	--	--	--
Lun
Li1	750,000	750,000	--	$0.51	5/1/2026
Rongbin
Wang	--	--	--	--	--

[1]	These options were granted to Lun Li on May 1, 2019, while she served as a consultant to IDSI.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of October 4, 2022 regarding the beneficial ownership of our common stock by (i) each person who beneficially owns more than 5% of our common stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock. As of October 4, 2022, we had 123,156,941 shares outstanding.

All share amounts in this table are adjusted for our 1 for 1000 reverse stock split effective July 27, 2018 (the “Reverse Stock Split”).

Name and Address of Beneficial Owner	Shares Owned	Percent of Class
Viable International Investments, LLC[1]
1221 East Robinson Street
Orlando, Florida 32801	87,104,689	70.73%

Hongbo Li
Unit 21, No. 1 Building
#288 Ning Xia Road
Qingdao, Shandong, China	7,424,553	6.03%

Officers and Directors

Lun Li	750,0002	.61%

Lixin Yang[3]	87,104,6893	70.73%

Zhongzhe Liu	--	--

Rongbin Wang	--	--

Guanliang Wang	--	--

All Directors and Executive Officers as a group (5 persons)	87,854,6894	70.90%

[1]	Viable International Investments LLC(“Viable”) is beneficially owned 72% by Lixin Yang, IDSI Director and Chairman of Viable China, and 28% by Hoi Po Yeung (Paul Yeung), brother of Lixin Yang, through Invescope, LLC (“Invescope”), a Florida limited liability company owned by other members of his family. Chunming Zhang, our former CEO, is the wife of Lixin Yang. She disclaims beneficial ownership of the shares held by Viable.

[2]	These shares are covered by currently exercisable stock options.

[3]	All of the Viable shares are beneficially owned by Mr. Yang, a 72% owner of Viable, due to his voting control of Viable.

[4]	Includes 750,000 shares covered by currently exercisable stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Viable International Investments, LLC, a Florida limited liability company (“Viable”), owns 70.73% of IDSI’s outstanding common stock. Viable is owned 72% by Viable China, which is beneficially owned by Lixin Wang, and 28% by Invescope, LLC, a Florida limited liability company beneficially owned by Paul Yang, the brother of Lixin Yang. Viable and its affiliates have been our main source of capital since the Viable Acquisition.

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

Since the Viable Acquisition in August 2014, Paul Yeung has provided consulting services to the Company through Erhfort, LLC, a Florida limited liability company (“Erhfort”) in exchange for a fee of $8,500 per month for fiscal 2022 and 2021. In his consulting capacity, Mr. Yeung, who lives in Orlando, Florida, regularly reviews the Company’s operations and reports to IDSI’s CEO Chunming Zhang, who lives in China. From August 2014 through August 2015, Erhfort’s fees were paid by Viable. Since September 2015, Erhfort’s fees have been paid by IDSI.

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

Item 14. Principal Accounting Fees and Services

For the Fiscal Years ended June 30, 2022 and 2021, we paid audit fees totaling $47,000 and $45,500 respectively.

	June 30,
	2022	2021
Fees for Annual Audits	$32,000	$30,500
Fees for Quarterly Reviews	15,750	15,000
Totals	$47,750	$45,500

Item 15. Exhibits, Financial Statement Schedules

4.1	Description of Securities.
31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 4, 2022		Imaging Diagnostic Systems, Inc.

	By:	/s/ Rongbin Wang
Rongbin Wang
Chief Financial Officer (PRINCIPAL ACCOUNTING OFFICER)

/s/ Lun Li
Lun Li
Chief Executive Officer