Form 10-Q
period 2022-12-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2023-02-10
CIK 790652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of February 10, 2023: 123,156,941 shares of common stock, no par value.

i

Item 1. Financial Statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Balance Sheets

	(unaudited)
	December 31, 2022	June 30, 2022
Assets
Current assets:
Cash	$2,419	$613
Prepaid expenses and deposits	12,993	11,989

Total current assets	15,412	12,602

Property and equipment, net	-	-

Total assets	$15,412	$12,602

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$884,604	$767,317
Accrued payroll taxes and penalties	314,019	314,019
Promissory notes, related party	742,386	671,276
PPP loan payable	72,930	72,930

Total current liabilities	2,013,939	1,825,542

Total liabilities	2,013,939	1,825,542

Commitment and Contingencies (Note 17)

Temporary equity
Convertible Preferred Series L	443,013	433,939

Total temporary equity	443,013	433,939

Stockholders’ Deficit:

Preferred stock, no par, 2,000,000 authorized Convertible preferred stock, Series M, 600 designated 0 shares issued and outstanding at December 31, 2022 and June 30, 2022	-	-
Common stock, no par value, 500,000,000 authorized, 123,156,941 and 123,156,941 shares issued and outstanding December 31, 2022 and June 30, 2022, respectively	133,296,816	133,236,117
Accumulated Deficit	(135,738,356)	(135,482,996)

Total stockholders’ deficit	(2,441,540)	(2,246,879)

Total liabilities and stockholders’ deficit	$15,412	$12,602

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Operations

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Total Revenue	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses:
General and administrative	12,249	19,384	61,759	59,673
Sales and marketing	170	127	506	238
Consulting expenses (including share-based compensation)	95,941	111,699	142,817	162,699
Total Operating Expenses	108,360	131,210	205,082	222,610

Operating Loss	(108,360)	(131,210)	(205,082)	(222,610)

Other Income (expense)

Interest expense	(20,601)	(20,592)	(41,204)	(41,176)
Total Other Expense	(20,601)	(20,592)	(41,204)	(41,176)
Net Loss	(128,961)	(151,802)	(246,286)	(263,786)

Preferred Stock Dividends	(4,537)	(4,537)	(9,074)	(9,074)
Net Loss Available to Common Stockholders	$(133,498)	$(156,339)	$(255,360)	$(272,860)

Net Loss per common share:
Basic and diluted	$-	$-	$-	$-
Weighted average number of common shares outstanding:
Basic and diluted	123,156,941	123,156,941	123,156,941	123,156,941

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Changes in Stockholders’ Deficit

For the three and six months ended December 31, 2022 and 2021

(unaudited)

	Common Stock			Total
	Number of Shares	Amount	Accumulated Deficit	Stockholders’ Deficit

Balance at June 30, 2022	123,156,941	$133,236,117	$(135,482,996)	$(2,246,879)

Cummulative Dividend on Series L CV Preferred	-	-	(4,537)	(4,537)

Net loss	-	-	(117,325)	(117,325)

Balance at September 30, 2022	123,156,941	$133,236,117	$(135,604,858)	$(2,368,741)

Cummulative Dividend on Series L CV Preferred	-	-	(4,537)	(4,537)

Stock options expense	-	60,699	-	60,699

Net loss	-	-	(128,961)	(128,961)

Balance at December 31, 2022	123,156,941	$133,296,816	$(135,738,356)	$(2,441,540)

Balance at June 30, 2021	123,156,941	$132,974,686	$(134,817,667)	$(1,842,981)

Cummulative Dividend on Series L CV Preferred	-	-	(4,537)	(4,537)

Net loss	-	-	(111,984)	(111,984)

Balance at September 30, 2021	123,156,941	$132,974,686	$(134,934,188)	$(1,959,502)

Cummulative Dividend on Series L CV Preferred	-	-	(4,537)	(4,537)

Stock options expense	-	60,699	-	60,699

Net loss	-	-	(151,802)	(151,802)

Balance at December 31, 2021	123,156,941	$133,035,385	$(135,090,527)	$(2,055,142)

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Cash Flows

(unaudited)

	Six Months Ended	Six Months Ended
	December 31, 2022	December 31, 2021

Cash flows from operating activities:
Net loss	$(246,286)	$(263,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	60,699	60,699

Changes in assets and liabilities:
(Increase) decrease in prepaid expenses and deposits	(1,004)	153
Increase in accounts payable and accrued expenses	117,287	149,665
Total adjustments	176,982	210,517

Net cash used in operating activities	(69,304)	(53,269)

Cash flows from financing activities:
Proceeds from promissory notes, related party	71,110	65,000
(Repayment) of Paycheck Protection Program Loan	-	(2,829)
Net cash provided by financing activities	71,110	62,171

Net increase in cash	1,806	8,902

Cash at the beginning of year	613	2,473

Cash at end of the period	$2,419	$11,375

Supplemental Disclosure of cash flow information:
Cash paid for interest	$-	$1,145
Cash paid for taxes	$-	$-

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2022

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

(2) GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements are prepared assuming the Company will continue as a going concern. As of December 31, 2022, the Company had an accumulated deficit of $135,738,356, a stockholders’ deficit of $2,441,540 and a working capital deficiency of $1,998,527. For the six months ended December 31, 2022, net loss totaled $246,286. The net cash used in operating activities for the six months ended December 31, 2022 totaled $69,304. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon generating sales and obtaining additional capital and financing. While the Company believes in the viability of its strategy to generate material sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company received from the Chinese FDA (“CFDA”) marketing clearance for the CTLM® effective November 16, 2018 to November 15, 2023. However, there can be no assurance that we will obtain U.S. Food and Drug Administration (“FDA”) marketing or other new international marketing clearances, that the CTLM® will achieve market acceptance or that sufficient revenues will be generated from sales of the CTLM® in China or elsewhere to allow us to operate profitably. Since 2016, we have financed our operations through loans by Viable International Investments, LLC (“Viable”), our majority shareholder, and its affiliates and the private placement of common stock to Viable affiliates and independent Chinese investors. We do not have any formal financing arrangements with Viable and its affiliates; however, Viable has stated its intention to continue to provide financing of our operations consistent with past practice. While we believe that Viable and its affiliates will provide on commercially reasonable terms the funding we need until we achieve a positive cash flow from operations, there can be no assurance that we will receive such funding or that we will ever achieve profitability. If Viable fails to continue funding, the Company would be materially adversely affected and may have to cease operations due to a lack of funding. These matters affect the Company’s liquidity profile, and management’s plans in those regards are discussed in the paragraphs that follow.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2022

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

December 31, 2022

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended June 30, 2022, contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on October 4, 2022. The results of operations for the six months ended December 31, 2022, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2023.

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

The Company also receives royalties pursuant to a licensing relationship with Trifoil Imaging. Revenue is recognized in the reporting periods in which royalties are due to the Company. During the six months ended December 31, 2022 and 2021, there was no income from royalties.

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

Our allowance for doubtful accounts was $850 as of December 31, 2022 and June 30, 2022. These amounts consist of other receivables that have been fully reserved.

(d) Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company. There were no cash equivalents at December 31, 2022 and June 30, 2022.

(e) Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit of $250,000. At December 31, 2022 and June 30, 2022, the Company did not have cash balances in excess of the federally insured limit.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2022

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company did not have any revenue for the six months ended December 31, 2022 and 2021.

(f) Inventory

Inventories, consisting principally of raw materials, work-in-process (including completed units under testing), finished goods and units placed on consignment, are carried at the lower of cost and net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Raw materials consist of purchased parts, components and supplies. Work-in-process includes completed units undergoing final inspection and testing. The Company periodically reviews the value of items in inventory and records write-downs or write-offs based on its assessment of slow moving or obsolete inventory. The Company maintains an allowance for obsolete inventory and generally makes inventory value adjustments against the allowance.

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

The Company had 10,110,000 and 9,610,012 options vested as of December 31, 2022 and June 30, 2022, respectively and 1,095,290 and 1,595,290 options not yet vested as of December 31, 2022 and June 30, 2022, respectively.

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

December 31, 2022

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. No stock options were granted during six months ended December 31, 2022 and 2021. Stock options are being expensed pursuant to ASC 718.

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

The Company has determined that no impairment losses need to be recognized through the six months ended December 31, 2022 and 2021.

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

December 31, 2022

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

(m) Warranty reserve

The Company warrants all products and parts supplied for a period of 12 months from the date of installation or 15 months from the date the products were shipped from IDSI, whichever occurs first. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Based on the Company’s experience, the warranty reserve was estimated based on the replacement cost of the laser and certain electronic parts. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The Company had no warranty reserve balance as of December 31, 2022 or June 30, 2022.

(n) Impact of recently issued accounting pronouncements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2022

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments. After a review of our accounts receivable, the Company has not recorded an allowance for doubtful accounts. The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At December 31, 2022 and June 30, 2022, the aggregate fair value of the Company’s debt obligations approximated its carrying value. The Company relies upon the guidance of ASC 820 (“Fair Value Measurements and Disclosures”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly, transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

The Company had no revenues during the six months ended December 31, 2022 and 2021.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2022

(5) RELATED PARTY TRANSACTIONS

Related party revenues

On March 22, 2018, the Board of Directors approved the execution of two agreements with Xi’an of China, an affiliated Company of IDSI. The agreements are a Know How Transfer Contract and a CTLM® Know How Confidentiality Agreement. The contract, having a term of 20 years, stipulates that Xi’an will pay IDSI a know how transfer fee of 25% of revenue for CTLM® product sales in their territory. There were no such sales during the six months ended December 31, 2022 and 2021.

Related party fees

Erhfort, LLC earned a consulting fee of $51,000 for each of the six-month periods ended December 31, 2022 and 2021. Erhfort, LLC regularly reviews the Company’s operations and reports to IDSI’s CEO who lives in China. Erhfort, LLC is a related party because it owns Company common stock directly and indirectly.

David Fong, who served as the Company’s CFO through August 10, 2022 and as a consultant on an as needed basis thereafter, earned consulting fees of $27,858 for the six-month period ended December 31, 2022 and $51,000 for the six-month period ended December 31, 2021. These fees were assigned to his affiliated business, Fong & Associates, LLC.

Related party payables and accrued expenses

As of December 31, 2022 and June 30, 2022, the amount of interest on related party notes due to Erhfort, LLC, which is included in accounts payable, is $200,581 and $161,260, respectively.

As of December 31, 2022 and June 30, 2022, the amount of consulting fees due to Ehrfort, LLC, which is included in accounts payable, is $204,000 and $153,000, respectively.

As of December 31, 2022 and June 30, 2022, the amount of consulting fees due to Fong & Associates, LLC, which is included in accounts payable and accrued expenses, is $313,858 and $286,000, respectively.

As of December 31, 2022 and June 30, 2022, the amount of reimbursable expenses due to Fong & Associates, LLC, which is included in accounts payable, is $2,122 and $839, respectively.

As of December 31, 2022 and June 30, 2022, the amount of interest on related party notes due to JM One Holdings, LLC, which is included in accrued expenses, is $10,373 and $8,860, respectively. JM One Holdings, LLC is an entity affiliated with David Fong.

Related party debt

As of December 31, 2022 and June 30, 2022, the amount in promissory notes due to related parties are $742,386 and $671,276, respectively (See Note 12).

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2022

(6) ROYALTY RECEIVABLE

On June 16, 2006, the Company entered into a Royalty Agreement with Bioscan Inc. whereby the Company established a licensing relationship with Bioscan which granted Bioscan an exclusive sublicensable, royalty-bearing license to make, use, offer for sale, import and otherwise develop and commercialize products in its territory. Bioscan Inc. was subsequently purchased by TriFoil Imaging. During the six months ended December 31, 2022 and 2021, there was no royalty income. As of December 31, 2022 and June 30, 2022, the Company had royalty receivable balances of $0.

(7) INVENTORIES

Inventories consisted of the following:

	December 31, 2022	June 30, 2022

Raw materials consisting of purchased parts, components and supplies	$92,587	$92,587
Finished goods	7,500	7,500
Total Inventory	$100,087	$100,087
Allowance for Obsolete Inventory	(100,087)	(100,087)
Net Inventory	$-	$-

Due to the age of the inventory, lack of demand for parts and lack of sales the Company reserved for all inventory during the year ended June 30, 2017. The Company is not carrying any inventory purchased after June 30, 2017 and has booked an allowance for the entire value of its inventory.

(8) PREPAID EXPENSES AND DEPOSITS

The following is a summary of prepaid expenses:

	December 31, 2022	June 30, 2022

Prepaid Software	$-	$206
Prepaid Rent	1,210	-
Rent Security Deposits	1,783	1,783
Consulting Retainers	10,000	10,000
Total Prepaid expenses and Deposits	$12,993	$11,989

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2022

(9) PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	December 31, 2022	June 30, 2022	Useful life

Computers and Equipment	$12,612	$12,612	5 years
Third Party Software	10,291	10,291	5 years
Clinical Equipment	15,000	15,000	5 years
Total Property & Equipment	$37,903	$37,903
Less: accumulated depreciation	(37,903)	(37,903)
Total Property & Equipment - Net	$-	$-

Depreciation expense for the nine months ended December 31, 2022 and 2021 was $0.

(10) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2022 and June 30, 2022, accounts payable and accrued expenses totaled $884,604 and $767,317 respectively, which consists of accounts payable of $873,474 and $758,171 and other accrued expenses of $11,130 and $9,146, respectively.

(11) ACCRUED PAYROLL TAXES AND PENALTIES

As of December 31, 2022 and June 30, 2022, the Company owed the IRS $314,019 and $314,019, respectively. Accrued payroll taxes represent outstanding interest and penalties based on prior management’s failure to pay payroll taxes commencing with the quarter ending March 31, 2010. As part of new management’s restructuring plan, the Company received funds from an accredited investor to be able to make a payment to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting penalty and interest abatement. The amount due at December 31, 2022 of $314,019 represents the interest and penalties. The Company has formally asked the IRS to abate all remaining interest and penalties of $314,019. The Company had a telephone conference on April 18, 2019 with the office of appeals and is waiting for further communications from the appeals officer. As of December 31, 2022, the Company’s tax counsel is in the process of reviewing recent IRS correspondence to determine appeals status and will work towards final resolutions with the IRS on all outstanding liabilities. The Company has decided to wait until all resolutions are final before making any adjustments to the balance of $314,019 owed to the IRS.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2022

(12) PROMISSORY NOTES – RELATED PARTY

The following table is a summary of the outstanding note balances as of December 31, 2022 and June 30, 2022.

Noteholder	Interest Rate	Maturity Date	December 31, 2022	June 30, 2022
Related Party Notes:
Erhfort, LLC	15%	3/31/23	$100,000	$100,000
Erhfort, LLC	15%	3/31/23	100,000	100,000
JM One Holdings, LLC	15%	3/31/23	20,000	20,000
Erhfort, LLC	15%	3/31/23	100,000	100,000
Erhfort, LLC	15%	3/31/23	100,000	100,000
Erhfort, LLC	15%	3/31/23	100,000	100,000
Erhfort, LLC	15%	3/31/23	10,000	10,000
Erhfort, LLC	15%	3/31/23	10,000	10,000
Erhfort, LLC	0%	On Demand	2,260	-
Erhfort, LLC	0%	On Demand	3,669	-
Viable International Investments, LLC	0%	On Demand	7,865	7,865
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	3,000	3,000
Viable International Investments, LLC	0%	On Demand	15,000	15,000
Viable International Investments, LLC	0%	On Demand	30,000	30,000
Viable International Investments, LLC	0%	On Demand	10,000	10,000
Viable International Investments, LLC	0%	On Demand	10,000	10,000
Viable International Investments, LLC	0%	On Demand	10,000	10,000
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	10,000	10,000
Viable International Investments, LLC	0%	On Demand	8,847	-
Viable International Investments, LLC	0%	On Demand	12,768	-
Viable International Investments, LLC	0%	On Demand	9,988	-
Viable International Investments, LLC	0%	On Demand	7,968	-
Viable International Investments, LLC	0%	On Demand	6,968	-
Viable International Investments, LLC	0%	On Demand	7,786	-
Viable International Investments, LLC	0%	On Demand	5,368	-
Viable International Investments, LLC	0%	On Demand	5,488	-
Xi’an IDI	0%	On Demand	10,411	10,411
Total Related Party Notes			$742,386	$671,276

Erhfort, LLC and Viable International Investments, LLC own Company common stock directly and indirectly. JM One Holdings, LLC is an entity affiliated with the Company’s former CFO. Hence, these debts are considered related party debt. Xi’an IDI is affiliated with IDSI due to a licensing agreement.

During the six months ended December 31, 2022, the Company received loan proceeds of $65,181 from Viable International Investments, LLC and $5,929 from Erhfort, LLC with an annual interest rate of 0%. During the six months ended December 31, 2021, the Company received loan proceeds of $65,000 from Viable International Investments, LLC with an annual interest rate of 0%

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2022

(12) PROMISSORY NOTES – RELATED PARTY (Continued)

On December 31, 2022, the maturity dates of the loans that were due to mature on December 31, 2022 were extended to March 31, 2023. The extension of the maturity dates is a modification of the loans, and not accounted for as gain or loss extinguishments.

(13) LONG-TERM DEBT

The following table is a summary of the outstanding loan balances as of December 31, 2022 and June 30, 2022.

Noteholder	Interest Rate	Maturity Date	December 31, 2022	June 30, 2022
Truist Bank	1%	In Default	$72,930	$72,930
Total Debt			72,930	72,930
Current Portion of Debt			(72,930)	(72,930)
Total Long-term Debt			$-	$-

On May 9, 2020, the Company entered into a loan with Truist Bank, a lender pursuant to the Paycheck Protection Program of the CARES Act as administered by the SBA in the amount of $79,600. The loan, in the form of a promissory note, had an original maturity date of May 1, 2025. No additional collateral or guarantees were provided by the Company for the loan. The PPP loan provides for customary events of default. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, rent payments, mortgage interest and covered utilities during the 24-week period beginning on the date of loan disbursement. The Company is required to repay the entire amount of outstanding principal, along with accrued interest, as the Company is not eligible for forgiveness. The Company began to make payments, beginning October 2021, including interest accruing at an annual interest rate of 1.0% beginning on the date of disbursement. On May 17, 2022, the Company received a default and demand letter from Truist Bank in regards to the PPP loan due to non-payment. As such the remaining balance of the PPP loan became due immediately. As of December 31, 2022 and June 30, 2022, the Company reported an accrued interest balance related to the PPP Loan of $557 and $186, respectively. The accrued interest is included in accounts payable and accrued expenses on our balance sheets.

(14) CONVERTIBLE PREFERRED STOCK

The following schedule reflects the number of shares of preferred stock that have been issued, converted and are outstanding as of December 31, 2022:

Security	Date Issued	No. of Shares	Amount	Date of Conversion	No. of Shares Converted	Amount Converted	Balance 12/31/2022
Series L Cv Pfd	3/31/2010	35	$350,000	1/6/2011	15	$150,000	$200,000
Dividends							243,013
Total redemption value							$443,013

Total Series M Cv Pfd	Various	600	$6,000,000	1/6/2011	600	$6,000,000	$-0-
Dividends							-0-
Total redemption value							$-0-

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2022

(14) CONVERTIBLE PREFERRED STOCK (Continued)

Series L Convertible Preferred Stock

On March 31, 2010, a private investor converted a $350,000 short-term promissory note into 35 shares of Series L Convertible Preferred Stock. The original purchase price/stated value is $10,000 per share and dividends accrue at an annual rate of 9%. The preferred stock is convertible into 474 shares of common stock for each share of preferred stock. On January 6, 2011, the private investor converted 15 shares of Series L Convertible Preferred Stock representing a principal value of $150,000. After the conversion, the private investor held 20 shares representing a principal value of $200,000. The remaining principal value of $200,000 is presented on the balance sheet as temporary equity, as the holder has the option to redeem for cash at any time. At December 31, 2022 and June 30, 2022, the balance of cumulative dividends owed to the investor which is included in redemption value was $243,013 and $233,939, respectively. The total presented on the balance sheet as temporary equity is $443,013 as of December 31, 2022 and $433,939 as of June 30, 2022.

Series M Convertible Preferred Stock

The Company had previously sold 600 Series M Convertible Preferred Stock to Viable International Investments, LLC, a Florida limited liability company, (“Viable”). Each share of the Series M Preferred Stock was convertible into 147,283 shares of Common Stock. In the event of a liquidation, the holders of the Series M Preferred Stock would have been entitled to receive, prior to any distribution of assets to holders of Common Stock or other class of capital stock or other equity securities of the Corporation, $10,000 per share of Series M Preferred Stock held plus accrued but unpaid dividends. The holders of the Series M Preferred Stock would have had identical voting rights as any holder of Common Stock and would have voted together, not as separate classes. The original purchase price/stated value of each share of Series M Preferred Stock was $10,000 and Viable was be entitled to receive cumulative dividends at the fixed rate of 9% of the stated value per share per annum. On November 21, 2017, Viable converted 3 shares of its Series M Preferred Stock to 441,878 shares of restricted common stock. On April 18, 2017, Viable converted 6 shares of its Series M Preferred Stock to 883,696 shares of restricted common stock, and on August 7, 2018, Viable converted its remaining 591 shares of Series M Preferred Stock into 87,044,089 shares of restricted common stock. As of December 31, 2022 and June 30, 2022, the balance of Series M Preferred stock was $0.

(15) COMMON STOCK

The Company has 500,000,000 of common shares no par value authorized and 2,000,000 of no par preferred shares authorized.

The Company did not issue any shares of common or preferred stock during the six months ended December 31, 2022 and 2021.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2022

(16) STOCK OPTIONS (Continued)

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

	As of December 31, 2022	As of June 30, 2022
Expected volatility	20% to 44%	20% to 44%
Expected term	0.0 to 3.33 Years	0.5 to 4.83 Years
Risk-Free interest rate	0.05% to 2.49%	0.05% to 2.49%
Forfeiture rate	0.00%	0.00%
Expected dividend rate	0.00%	0.00%

At December 31, 2022, the Company has unvested and vested options under the 2016 Plan with exercise prices that range from a low of $.20 per share to a high of $.51 per share. The following table summarizes information about all of the stock options granted, exercised, expired and cancelled under the 2016 Plan at December 31, 2022 and June 30, 2022:

Employees/Consultants	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2021	16,752,935	$0.25	1.76 Years	$-
Granted	-	$-
Expired	(5,547,645)	$0.20
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2022	11,205,290	$0.30	1.39 Years	$-
Granted	-	$-
Expired	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2022	11,205,290	$0.30	0.88 Years	$-

The following table summarizes information about vested and unvested options under the 2016 Plan at December 31, 2022 and June 30, 2022. The Company recognized an expense of $60,699 for the options vested during the six months ended December 31, 2022.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2022

(16) STOCK OPTIONS (Continued)

Employees/Consultants	Unvested	Vested and Exercisable	Total
Outstanding at June 30, 2021	2,830,290	13,922,645	16,752,935
Granted	-	-	-
Vested and Exercisable	(1,235,000)	1,235,000	-
Cancelled	-	-	-
Expired	-	(5,547,645)	-
Outstanding at June 30, 2022	1,595,290	9,610,000	11,205,290
Granted	-	-	-
Vested and Exercisable	(500,000)	500,000	-
Cancelled	-	-	-
Expired	-	-	-
Adjustment	-	-	-
Outstanding at December 31, 2022	1,095,290	10,110,000	11,205,290

Unvested options will be expensed under the Black-Scholes options-pricing model when they vest. As of December 31, 2022, remaining options to be expensed when vested are estimated to be $118,328.

At December 31, 2022, the Company has issued options pursuant to six different stock option plans, the most recent being the 2016 Plan. All the options for the previous five plans through and including the 2012 Non-Statutory Plan have expired.

The tables below summarize information about these five plans:

Employees/Consultants	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2021	12	$350	1.11 Years	$-
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2022	12	$350	0.11 Years	$-
Granted	-	$-
Exercised	-	$-
Cancelled	(12)	$350
Outstanding at December 31, 2022	-	$-	-	$-

Vested & Exercisable Stock Options	December 31, 2022	June 30, 2022
Employee 2016 Equity Plan	-	-
Director 2016 Equity Plan	-	-
Employee Other Plans	-	12
Directors and Consultants Other Plans	-	-
Total	-	12

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

December 31, 2022

(16) STOCK OPTIONS (Continued)

The table below summarizes information about all stock options outstanding as of December 31, 2022:

	Outstanding Options			Vested Options
Range of Exercise price	Number Outstanding at December 31, 2022	Weighted Averaged Exercise Price	Weighted Averaged Remaining Life (Years)	Number Exercisable at December 31, 2022	Weighted Averaged Exercise Price	Weighted Averaged Remaining Life (Years)
$0.20 - $0.51	11,205,290	$0.30	0.88	10,110,000	$0.28	0.66
Total Outstanding options	11,205,290	$0.30	0.88	10,110,000	$0.28	0.66

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

During fiscal 2018, as part of new management’s restructuring plan, the Company received funds from an accredited investor to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting abatement of penalties and interest totaling $314,019. As of December 31, 2022, the Company’s tax counsel is in the process of reviewing recent IRS correspondence to determine appeals status and will work towards final resolutions with the IRS on all outstanding liabilities. The Company has decided to wait until all resolutions are final before making any adjustments to the balance of $314,019 owed to the IRS.

On October 23, 2019, the Company entered into a consulting agreement (“the Agreement”) effective as of November 1, 2019, with Dr. Huabei Jiang to serve as IDSI’s Chief Scientific Consultant. Pursuant to the Agreement, Dr. Jiang is focused on improving the technical performance and image quality of IDSI’s CTLM® breast imaging device. Per the Agreement, the goal of the initial project was to complete image quality improvement by November 1, 2020. A payment of $500,000 will be due upon satisfactory completion of the project. As of December 31, 2022, Dr. Jiang has completed the first phase of image quality improvement and is currently collecting image data for evaluation and further technical improvement. We have yet to establish the effectiveness of the improvements, as completion of the project has been delayed due to the COVID-19 crisis.

(18) SUBSEQUENT EVENTS

On February 8, 2023, the Company received loan proceeds of $11,568 from Viable International Investments, LLC. Interest is 0% and the principal is payable upon demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q for the period ended December 31, 2022, contains “forward-looking statements” within the meaning of the federal securities laws and use terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements. These forward-looking statements include, among others, statements relating to our business strategy, which is based upon our interpretation and analysis of trends in the healthcare treatment industry, especially those related to the diagnosis and treatment of breast cancer, and upon management’s ability to successfully develop and commercialize its principal product, the CTLM®. This strategy assumes that the CTLM® will provide benefits, from both a medical and an economic perspective, to current alternative techniques for diagnosing and managing breast cancer. Factors that could cause actual results to materially differ include, without limitation, the ongoing global COVID-19 pandemic/economic crisis, the timely and successful completion of our clinical trials required by the U.S. Food and Drug Administration (“FDA”) and compliance with the regulations of the FDA and the China Food and Drug Administration (“CFDA”); the timely and successful submission of our FDA application for pre-market approval and our ability to obtain U.S. marketing clearance; manufacturing risks relating to the CTLM®, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of optical imaging products in general; uncertainties inherent in the development of new products and the enhancement of our existing CTLM® product, including technical and regulatory risks, cost overruns and delays; our ability to accurately predict the demand for our CTLM® product as well as future products and to develop strategies to address our markets successfully; the early stage of market development for medical optical imaging products and our ability to gain market acceptance of our CTLM® product by the medical community; our ability to expand our international distributor network for both the near and longer-term to effectively implement our globalization strategy; our dependence on senior management and key personnel and our ability to attract and retain additional qualified personnel; risks relating to financing through private placements or other working capital financing arrangements; technical innovations that could render the CTLM® or other products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to future acquisitions and strategic investments and alliances; and reimbursement policies for the use of our CTLM® product and any products we may introduce in the future. There are also many known and unknown risks, uncertainties and other factors, including, but not limited to, technological changes and competition from new diagnostic equipment and techniques, changes in general economic conditions, healthcare reform initiatives, legal claims, regulatory changes and risk factors detailed from time to time in our Securities and Exchange Commission filings that may cause these assumptions to prove incorrect and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described above and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed on October 4, 2022. All forward-looking statements and risk factors included in this Form 10-Q report and in the Form 10-K report are made as of the date of the relevant disclosure document based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements or risk factors. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. Since our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements.

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

As of the date of this quarterly report on Form 10-Q for the six months ended December 31, 2022, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through December 31, 2022 of $135,738,356 after discounts and dividends on preferred stock. We incurred net losses applicable to common shareholders of $255,360 for the six months ended December 31, 2022 and $272,860 for the six months ended December 31, 2021.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, we analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. During the six months ended December 31, 2022 and 2021, no stock options were granted to employees or consultants. Those options are being expensed pursuant to ASC 718.

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

RESULTS OF OPERATIONS

Sales and Cost of Sales

Revenues during the three months ended December 31, 2022 and 2021 were $0.

The Cost of Sales during the three months ended December 31, 2022 and 2021 was $0.

Revenues during the six months ended December 31, 2022 and 2021 were $0.

The Cost of Sales during the six months ended December 31, 2022 and 2021 was $0.

Our sales and marketing efforts been significantly hindered by the ongoing COVID-19 pandemic, and therefore we do not expect revenue in the foreseeable future. We also did not receive any royalties for the three or six months ended December 31, 2022.

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

General and administrative expenses during the three months ended December 31, 2022, were $12,249 representing a decrease of $7,135 or 37% from $19,384 during the three months ended December 31, 2021.

The general and administrative decrease of $7,135 is due primarily to higher filing fees during the three months ended December 31, 2021.

General and administrative expenses during the six months ended December 31, 2022, were $61,759 representing an increase of $2,086 or 3% from $59,673 during the six months ended December 31, 2021.

The general and administrative increase of $2,086 is due primarily to higher filing fees during the six months ended December 31, 2022.

SALARIES AND WAGES

Our salaries and wages expenses include compensation, related benefits, payroll taxes and other payroll fees for all employees.

Salaries and wages expense during the three months ended December 31, 2022 and 2021 was $0.

Salaries and wages expense during the six months ended December 31, 2022 and 2021 was $0.

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

Research and development were $0 for the three months ended December 31, 2022 and 2021.

Research and development were $0 for the six months ended December 31, 2022 and 2021.

Research and development costs of $0 was due to the lack of business activity during the three and six months ended December 31, 2022 and 2021.

SALES AND MARKETING

Our sales and marketing expenses consist primarily of expenses associated with advertising and promotion, representative office expense, trade shows, conferences, promotional and training costs related to marketing the CTLM®, commissions, travel/subsistence, patent maintenance fees, consulting, certification expenses, and product liability insurance.

Sales and marketing expenses during the three months ended December 31, 2022, were $170 representing an increase of $43 or 34% from $127 during the three months ended December 31, 2021.

All sales and marketing expenses during both the three months ended December 31, 2022 and 2021 were related to fees for maintaining our website. The difference relates to variations in website related fees between the two periods.

Sales and marketing expenses during the six months ended December 31, 2022, were $506 representing an increase of $268 or 113% from $238 during the six months ended December 31, 2021.

All sales and marketing expenses during both the six months ended December 31, 2022 and 2021 were related to fees for maintaining our website. The difference relates to variations in website related fees between the two periods.

CONSULTING EXPENSES

Our consulting expenses consists of all consulting fees paid as well as share-based compensation issued to our consultants. Our share-based compensation expense consists of vested stock options expensed under the Black-Scholes options pricing model.

Consulting expenses for the three months ended December 31, 2022, were $95,941, representing a decrease of $15,758 or 14% from $111,699 during the three months ended December 31, 2021.

The consulting expense decrease of $15,758 is primarily due changes in the compensation structure for David Fong, who served as the Company’s CFO until August 10, 2022, and as a consultant on an as-needed basis thereafter.

Consulting expenses for the six months ended December 31, 2022, were $142,817, representing a decrease of $19,882 or 12% from $162,699 during the six months ended December 31, 2021.

The consulting expense decrease of $19,882 is primarily due changes in the compensation structure for David Fong, who served as the Company’s CFO until August 10, 2022, and as a consultant on an as-needed basis thereafter.

AGGREGATE OPERATING EXPENSES

Total operating expenses (general and administrative, salaries and wages, research and development, sales and marketing, depreciation and amortization, and stock options) and cost of sales during the three months ended December 31, 2022, were $108,360, representing a decrease of $22,850 or 17% from $131,210 when compared to the operating expenses and cost of sales during the three months ended December 31, 2021.  The decrease in operating expenses is primarily due to decreases in consulting fees during the three months ended December 31, 2022.

Depreciation and amortization during the three months ended December 31, 2022 and 2021, was $0. All fixed assets are fully depreciated.

Interest expense during the three months ended December 31, 2022, was $20,601 representing an increase of $9 or less than 1% from $20,592 during the three months ended December 31, 2021. Although the amount of outstanding debt at December 31, 2022 was higher, the more recent debt were 0% interest loans, which is why the amount of interest expense did not change significantly.

Total operating expenses (general and administrative, salaries and wages, research and development, sales and marketing, depreciation and amortization, and stock options) and cost of sales during the six months ended December 31, 2022, were $205,082, representing a decrease of $17,528 or 8% from $222,610 when compared to the operating expenses and cost of sales during the six months ended December 31, 2021.  The decrease in operating expenses is primarily due to decreases in consulting fees during the six months ended December 31, 2022.

Depreciation and amortization during the six months ended December 31, 2022 and 2021, was $0. All fixed assets are fully depreciated.

Interest expense during the six months ended December 31, 2022, was $41,204 representing an increase of $28 or less than 1% from $41,176 during the six months ended December 31, 2021. Although the amount of outstanding debt at December 31, 2022 was higher, the more recent debt were 0% interest loans, which is why the amount of interest expense did not change significantly.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $2,419 at December 31, 2022 and $613 at June 30, 2022.  We do not expect to generate a positive internal cash flow for at least the next 12 months due to our efforts to generate sales in China and obtain FDA marketing clearance, the expected costs of commercializing our initial product, the CTLM®, and the time required for homologations from certain countries.

Our inventory, which consists of raw materials, work in process (including completed units under testing), and finished goods totaled $100,087 at December 31, 2022 and $100,087 at June 30, 2022.  Raw materials used for research and development or other purposes are expensed and not included in inventory. The net inventory is $0 at December 31, 2022 and June 30, 2022 because the Company has recorded an allowance for slow moving and obsolete inventory for the entire value of the inventory due to lack of demand for parts and lack of sales.

Our property and equipment, net, totaled $0 at December 31, 2022 and $0 at June 30, 2022.

Our current liabilities, which consist of accounts payable, accrued payroll taxes and penalties, short term debt, and current portion of long-term debt, totaled $2,013,939 at December 31, 2022 and $1,825,542 at June 30, 2022. Accounts payable and accrued expenses totaled $884,604 at December 31, 2022 and $767,317 at June 30, 2022. Accrued payroll taxes and penalties totaled $314,019 at December 31, 2022 and $314,019 at June 30, 2022. Promissory notes totaled $742,386 at December 31, 2022 and $671,276 at June 30, 2022. The current portion of long-term debt was $72,930 at December 31, 2022 and $72,930 at June 30, 2022. Current liabilities increased primarily due to accounts payable and accrued expenses increasing by $117,287 and related party promissory notes increasing by $71,110.

Our temporary equity, which consists of Convertible Preferred Series L (including accrued dividends), totaled $443,013 at December 31, 2022 and $433,939 at June 30, 2022. The increase of $9,074 is due to dividends for the six months ended December 31, 2022 that are being included in the total redemption value.

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

We have financed our operating and research and development activities through multiple private placements of common stock as well as short term loans from related parties.  During the six months ended December 31, 2022, we received $71,110 through short-term related party loans. During the six months ended December 31, 2021, we received $65,000 through short-term related party loans.

Net cash used in operating and product development expenses, which may include our purchase of additional materials to continue the manufacture of CTLM® Systems in anticipation of receiving orders from our distributors in certain countries where permitted by law was $69,304 for the six months ended December 31, 2022, compared to net cash used in operating activities and product development of the CTLM® and related software development of $53,269 during the six months ended December 31, 2021.  At December 31, 2022, we had negative working capital of $1,998,527 compared to negative working capital of $1,812,940 at June 30, 2022. We do not expect to generate a positive internal cash flow for at least the next 12 months due to the time needed to ramp up our sales and marketing plan in China. Implementation of our plan has been severely impeded by the ongoing COVID-19 crisis, and abatement of the crisis is needed in order for our plan to succeed.

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

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed on October 4, 2022, includes a detailed discussion of our risk factors. The risks described in our Form 10-K Report are not the only risks facing IDSI. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. For the six months ended December 31, 2022, there were no material changes in risk factors as previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Mine Safety Disclosures)

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 10, 2023		Imaging Diagnostic Systems, Inc.

	By:	/s/ Rongbin Wang
Rongbin Wang
Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)

/s/ Lun Li
Lun Li
Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)