Form 10-K
period 2023-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2024-09-30
CIK 790652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☒      No ☐

The number of shares outstanding of the issuer’s common stock as of September 30, 2024: 123,156,941 shares of common stock, no par value.

IMAGING DIAGNOSTIC SYSTEMS, INC.

“We”, “Us”, “Our” and “IDSI” unless the context otherwise requires, means Imaging Diagnostic Systems, Inc.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws and use terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements. These forward-looking statements represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate a merger transaction to bring a new business into the Company; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor and financial resources; technological changes and competition; our ability to establish and maintain adequate internal controls; changes in general economic conditions; legal claims and regulatory changes; our ability to develop and maintain a market in our securities; and our ability to obtain financing, if and when needed, on terms that are acceptable. All forward-looking statements and risk factors included in this document are made as of the date of this Form 10-K Annual Report based on information available to us as of the date of this report, and we assume no obligation to update any forward-looking statements or risk factors. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. Since our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements.

ii

PART I

Item 1. Business

GENERAL BUSINESS OVERVIEW

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company. We were incorporated in the State of Nevada in December 1993. Our current business office is located at 618 E South St, Suite 500, Orlando, FL 32801. Our Internet website address is www.imds.com. The information contained in, or that can be accessed through, our website is not part of this Form 10-K annual report.

HISTORICAL ACTIVITIES

Imaging Diagnostic Systems, Inc. (the “Company” or “IDSI”) was a medical technology company that developed a new, non-invasive CT scanner called Computed Tomography Laser Mammography (CTLM®) that used a laser beam in place of ionizing X-ray for breast imaging. This technology is called Diffuse Optical Tomography. The CTLM® provided an adjunctive imaging modality to other methods of imaging the breast such as X-ray mammography, MRI and ultrasound.

In the fourth quarter of fiscal 2023, the Company terminated its CTLM® business due to the lack of financing and the absence of a realistic prospect of achieving profitability after accumulating huge operating losses for many years. Since the beginning of fiscal 2024 the Company has been focused on seeking new business opportunities to replace its failed legacy business through a reverse merger transaction. Entering into a reverse merger transaction would likely involve very substantial dilution to the existing shareholders. It would, however, provide an opportunity to return some value to our shareholders. While the Company has considered several opportunities, it has yet to enter into any definitive agreement and remains a shell company.

Since inception in December 1993 as a Florida corporation and subsequently its reverse merger with Alkan Corp., a New Jersey Corporation on April 14, 1994, we continued operations and changed our state of incorporation from New Jersey to Florida, effective July 1, 1995. On August 28, 2018, we filed a Form 10 registration statement to register issued and outstanding shares held by our shareholders and to become a fully reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”). Our registration became effective on October 29, 2018.

As of the date of this annual report on Form 10-K for the year ended June 30, 2023, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through June 30, 2023, of $135,873,814 after discounts and dividends on preferred stock. We incurred net losses applicable to common shareholders of $390,818 for the year ended June 30, 2023, and $665,329 for the year ended June 30, 2022.

Since 2016, we have financed our operations through loans by Viable International Investments LLC (“Viable”), a subsidiary of Sanya Wanbo (Viable) Investments, Ltd. Co. and its affiliates and the private placement of common stock to Viable affiliates and independent Chinese investors. We do not have any formal financing arrangements with Viable and its affiliates and there can be no assurance that we will continue to receive funding from Viable or another source.

Our financial statements have been prepared assuming that we will continue as a going concern. For the fiscal year ended June 30, 2023, we have incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 “Going Concern and Management’s Plans”, in the Notes to the Financial Statements. The accompanying financial statements for the Fiscal Year ended June 30, 2023, do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

CURRENT BUSINESS

We have had no material business operations since July 1, 2023. We are currently seeking potential assets, property, or businesses to acquire, in a business combination, by reorganization, merger, or acquisition. As of the date of this Annual Report, we have not entered into any binding agreement with any party regarding acquisition opportunities for us. We hope to continue to engage in discussions with other operating businesses regarding potential acquisition opportunities. There is no assurance that any nonbinding term sheet will result in a definitive purchase transaction nor can we assure you that we will be able to successfully acquire any company or business in the near future.

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition.  In our present form, we are deemed to be a “shell company” seeking to acquire or merge with a business or company.  We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities may include all lawful businesses.  We recognize that the number of suitable potential business ventures that may be available to us will be extremely limited, and may be restricted to businesses or entities that desire to become a publicly-held company while avoiding what many may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of “going public.”  The most prevalent of these factors include the substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell securities on behalf of the particular entity, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the stockholders of any such entity, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement them.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers and directors. We have unrestricted flexibility in seeking, analyzing, and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

●	Potential for growth, indicated by new technology, anticipated market expansion, or new products;

●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of management, either in place or scheduled for recruitment;

●	Capital requirements and anticipated availability of required funds from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

●	The extent to which the business opportunity can be advanced;

●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

●	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available acquisition opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We may not discover or adequately evaluate adverse facts about the business to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information that may be available regarding private companies, our limited personnel, and financial resources.

We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information, which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our lack of funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors, or others associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Additionally, we are in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise, and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON OUR BUSINESS

We are subject to the following regulations of the SEC and applicable securities laws, rules and regulations:

SMALLER REPORTING COMPANY

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K applicable to larger companies.

SARBANES OXLEY ACT

We are also subject to the Sarbanes Oxley Act of 2002.  The Sarbanes Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management’s assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes Oxley Act has substantially increased our legal and accounting costs.

EXCHANGE ACT REPORTING REQUIREMENTS

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders at special or annual meetings thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders. We are also required to file Annual Reports on SEC Form 10-K and Quarterly Reports on SEC Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on SEC Form 8-K.

EMPLOYEES

We no longer have any full-time employees and our principal executive and financial officers serve on a part-time consulting basis.

REPORTS TO SECURITY HOLDERS

We intend to furnish our shareholders’ annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company’s operations.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K BEFORE DECIDING WHETHER TO INVEST IN THE COMPANY’S COMMON STOCK. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO THE COMPANY OR THAT THE COMPANY CURRENTLY DEEMS IMMATERIAL MAY ALSO IMPAIR THE COMPANY’S BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THE COMPANY’S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, THE TRADING PRICE OR THE COMPANY’S COMMON STOCK COULD DECLINE AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT. THIS ANNUAL REPORT ON FORM 10-K ALSO CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS”.

Risks Related to our Company

We have a history of operating losses and our auditors have indicated that there is substantial doubt about our ability to continue as a going concern.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2023, the Company had an accumulated deficit of $135,873,814 and negative working capital of $2,074,916. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s continuation as a going concern is solely dependent upon our ability to consummate a reverse merger transaction or to raise financing from third parties. There is no assurance that the Company will be successful in doing so. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Because we are a “shell company” the holders of our restricted securities will not be able to sell their securities in reliance on Rule 144 and we cannot file registration statements under Section 5 of the Securities Act using a Form S-8, until we cease being a “shell company”.

We are a “shell company” as that term is defined by the applicable federal securities laws. Applicable provisions of Rule 144 specify that during that time that we are a “shell company” and for a period of one year thereafter, holders of our restricted securities cannot sell those securities in reliance on Rule 144. This restriction may have potential adverse effects on future efforts to raise additional capital through unregistered offerings. Another implication of us being a shell company is that we cannot file registration statements under Section 5 of the Securities Act using a Form S-8, a short form of registration to register securities issued to employees and consultants under an employee benefit plan. As result, one year after we cease being a shell company, assuming we are “current” in our reporting requirements with the Securities and Exchange Commission and have filed current “Form 10 information” with the SEC reflecting our status as an entity that is no longer a shell company for a period of not less than 12 months, holders of our restricted securities may then sell those securities in reliance on Rule 144 (provided, however, those holders satisfy all of the applicable requirements of that rule). We are currently a shell company, and while we believe that as a result of the planned merger with an operating company (a “Merger”), the Company will cease to be a shell company, the SEC and others whose approval is required in order for shares to be sold under Rule 144 or for a Form S-8 filing, might take a different view. Additionally, there can be no assurance that any Merger can close as planned, or at all.

We may fail to successfully execute our business plan.

Our shareholders may lose their entire investment if we fail to execute our business plan. Our prospects must be considered in light of the following risks and uncertainties, including but not limited to, competition, the ability to retain experienced personnel, and general economic conditions. We cannot guarantee that we will be successful in executing our business plan. If we fail to successfully execute our business plan, our shareholders may lose their entire investment.

Management intends to devote only a limited amount of time to seeking a business combination which may adversely impact our ability to identify and consummate a successful business combination.

Our ability to successfully effect a business combination will be dependent upon the efforts of our management and Board members. Each of these individuals is involved in other business activities, has no employment agreement with our company and intends to devote only a limited amount of time to the business of our company. None of our board or management members receives cash compensation for their services. Accordingly, our ability to identify and consummate a successful business combination may be adversely affected by a lack of time commitment by management.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with suitable growth potential.

We expect to encounter intense competition from other entities seeking to merge an operating business into a public company. In addition to competition from other companies like ours with very limited resources, we expect competition from public companies that have raised significant money for a reverse merger, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess far greater technical, human, and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses with which we could merge, our ability to compete in acquiring certain sizable target businesses will be limited by our lack of available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, should we be required or elect to seek stockholder approval of a business combination or likely capitalization issues related thereto, it may delay the consummation of a transaction and may further reduce our resources.

We may seek business opportunities in any industry our management chooses (which industries may be outside of our management’s areas of expertise).

We may consider a business opportunity in any industry our management chooses. Although our management will endeavor to evaluate the risks inherent in any particular business opportunity, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in this offering than a direct investment, if an opportunity were available, in a business opportunity. In the event we elect to pursue a business opportunity outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to pursue. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors.

We may seek business opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we effect a transaction with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of that business opportunity. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular business opportunity, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a business opportunity.

Resources could be wasted in researching business opportunities that are not completed, which could materially adversely affect subsequent attempts to identify and effect a business opportunity. If we are unable to complete a transaction, our warrants may expire worthless.

We anticipate that the investigation of each specific business opportunity and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If we decide not to complete a specific business opportunity, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific business opportunity, we may fail to complete the transaction for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to identify and effect another business opportunity.

Our ability to successfully effect a business opportunity and to be successful thereafter will be totally dependent upon the efforts of our key personnel. The loss of key personnel could negatively impact the operations and profitability of a business opportunity.

Prior to the completion of a transaction, our operations will be dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed a business opportunity. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business opportunities and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

The role of key personnel in a business opportunity, however, cannot presently be ascertained. Although some key personnel may remain in senior management or advisory positions following a transaction, it is equally likely that some or all may be replaced. While we intend to closely scrutinize any individuals we engage in relation to a particular business opportunity, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, certain officers and directors may resign upon completion of a transaction. The departure of key personnel could negatively impact our operations and profitability. The role of key personnel cannot be ascertained at this time. Although we contemplate that certain members of the management team will remain post-transaction, it is possible that members of management will not wish to remain. The loss of key personnel could negatively impact the operations and profitability of our post-transaction business.

We may have a limited ability to assess a prospective business opportunity and, as a result, may identify and effect a business opportunity whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholder’s investment in us.

When evaluating the desirability of effecting a business opportunity, our ability to assess management may be limited due to a lack of time, resources, or information. Our assessment of the capabilities of the management team, therefore, may prove to be incorrect and such management may lack the skills, qualifications, or abilities we suspected. Should management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-transaction business may be negatively impacted.

The Company may suffer from lack of availability of additional funds.

We expect to have ongoing needs for working capital in order to fund operations and to continue to expand our operations. To that end, we will be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. If we are successful, whether the terms are favorable or unfavorable, there is a potential that we will fail to comply with the terms of such financing, which could result in severe liability for our Company. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities; or (d) seek protection from creditors. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations altogether. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

Our acquisition strategy creates risks for our business.

We expect that we will pursue acquisitions of other businesses, assets, or technologies to grow our business. We may fail to identify attractive acquisition candidates or we may be unable to reach acceptable terms for future acquisitions. We might not be able to raise enough cash to compete for attractive acquisition targets. If we are unable to complete acquisitions in the future, our ability to grow our business will be impaired.

We may pay for acquisitions by issuing additional shares of our common stock, which would dilute our stockholders, or by issuing debt, which could include terms that restrict our ability to operate our business or pursue other opportunities and subject us to meaningful debt service obligations. We may also use significant amounts of cash to complete acquisitions. To the extent that we complete acquisitions in the future, we likely will incur future depreciation and amortization expenses associated with the acquired assets. We may also record significant amounts of intangible assets, including goodwill, which could become impaired in the future. Acquisitions involve numerous other risks, including:

●	difficulties integrating the operations, technologies, services and personnel of the acquired companies;

●	challenges maintaining our internal standards, controls, procedures and policies;

●	diversion of management’s attention from other business concerns;

●	over-valuation by us of acquired companies;

●	litigation resulting from activities of the acquired company, including claims from terminated employees, customers, former shareholders and other third parties;

●	insufficient revenues to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired companies;

●	insufficient indemnification or security from the selling parties for legal liabilities that we may assume in connection with our acquisitions;

●	entering markets in which we have no prior experience and may not succeed;

●	risks associated with foreign acquisitions, such as communication and integration problems resulting from geographic dispersion and language and cultural differences, compliance with foreign laws and regulations and general economic or political conditions in other countries or regions;

●	potential loss of key employees of the acquired companies; and

●	impairment of relationships with clients and employees of the acquired companies or our clients and employees as a result of the integration of acquired operations and new management personnel.

There may be uncertain or adverse U.S. federal income tax consequences.

There may be uncertain U.S. federal income tax consequences pertaining to certain transactions. For instance, the U.S. federal income tax consequences of a cashless exercise of warrants is unclear under current law. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

If we pursue a business opportunity outside of the United States, we may face additional burdens in connection with investigating, agreeing to and effecting such business opportunity, and if we effect such business opportunity, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a business opportunity outside of the United States, we would be subject to risks associated with a variety of cross-border issues, including in connection with investigating, agreeing to and effecting a business opportunity, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect a business opportunity outside of the United States, we would be subject to any special considerations or risks associated with operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future operations may be affected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes, political upheaval and general political risk;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to effect such business opportunity, or, if we do effect such business opportunity, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may be unable to scale our operations successfully.

Our growth strategy will place significant demands on our management and financial, administrative, and other resources. Operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative, and other resources. If the Company is unable to respond to and manage changing business conditions, or the scale of its operations, then the quality of its services, its ability to retain key personnel, and its business could be harmed.

The Company may suffer from a lack of liquidity.

By incurring indebtedness, the Company subjects itself to increased debt service obligations which could result in operating and financing covenants that would restrict our operations and liquidity. This would impair our ability to hire the necessary senior and support personnel required for our business, as well as carry out its acquisition strategy and other business objectives.

Economic conditions or changing consumer preferences could adversely impact our business.

A downturn in economic conditions in one or more of the Company’s future markets could have a material adverse effect on our results of operations, financial condition, business, and prospects. The existing federal deficit, as well as deficit spending by the government as the result of adverse developments in the economy or other reasons, can lead to continuing pressure to reduce government expenditures for other purposes. Such actions in turn may adversely affect our results of operations. Although we attempt to stay informed of government and customer trends, any sustained failure to identify and respond to trends could have a material adverse effect on our results of operations, financial condition, business, and prospects.

The requirements of remaining a public company may strain our resources and distract our management, which could make it difficult to manage our business.

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements are time-consuming and expensive and could have a negative effect on our business, results of operations and financial condition.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that we determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

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

Risks Related to Our Common Stock

Our common stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.

Under a regulation of the SEC known as “Rule 144,” a person who beneficially owns restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which will be 6 months for the common stock. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or, unless certain conditions are met, that has been at any time previously a shell company.

The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

The Company is currently a shell company as such term is defined in Rule 12b-2 under the Exchange Act.

Rule 144 is available for the resale of securities of former shell companies if and for as long as the following conditions are met:

(i) the issuer of the securities that was formerly a shell company has ceased to be a shell company,

(ii) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

(iii) the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

(iv) at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

We are currently a shell company, and while we believe that as a result of the planned Merger, the Company will cease to be a shell company, the SEC and others whose approval is required in order for shares to be sold under Rule 144 might take a different view. Additionally, there can be no assurance that the Merger can close as planned, or at all.

The sale of additional shares of common stock could cause dilution as well as the value of our common stock to decline.

The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish. Further, if we do sell or issue more common stock, any investors’ investment in the Company will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s common stock could seriously decline in value.

Our common stock constitutes restricted securities and is subject to limited transferability.

All of our common stock shares should be considered a long-term, illiquid investment. In addition, our common stock is not registered under any state securities laws that would permit their transfer. Because of these restrictions and the absence of an active trading market for our securities, a stockholder will likely be unable to liquidate an investment even though other personal financial circumstances would dictate such liquidation.

Our common stock price may decrease due to factors beyond our control.

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for early-stage companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our stock if a trading market for our stock ever develops. If our shareholders sell substantial amounts of their stock in the public market, the price of our stock could fall. These sales also might make it more difficult for us to sell equity, or equity-related securities, in the future at a price we deem appropriate.

The market price of our stock may also fluctuate significantly in response to, but not limited, to the following factors, most of which are beyond our control:

●	variations in our quarterly operating results,

●	changes in general economic conditions,

●	changes in market valuations of similar companies, and

●	announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures, or capital commitments.

Any such fluctuations may adversely affect the market price or value of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

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

The market price of our common stock may be affected by a limited trading volume, may fluctuate significantly and may not reflect the actual value of our business.

There may arise a limited public market for our common stock on the OTC Markets; however, there can be no assurance that an active trading market will materialize. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short time periods, if at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors, such as our sale of securities in connection with capital-raising activities, could cause the price of our common stock to fluctuate substantially. Thus, the price at which shares of our common stock may trade from time to time may not reflect the actual value of our business or the actual value of our common stock.

From time to time, we may hire companies to assist us in pursuing investor relations strategies to generate increased volumes of investment in our common stock. Such activities may result, among other things, in causing the price of our common stock to increase on a short-term basis.

There is currently no trading market for our common stock

Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred in the U.S. unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

Because we will likely issue additional shares of our common stock, investment in the Company could be subject to substantial dilution.

Investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares in the contemplated Merger or otherwise. We are authorized to issue 500,000,000 shares of common stock. We anticipate that all or at least some or potentially all of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell or issue more common stock, any investors’ investment in the Company will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s common stock could seriously decline in value.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted FINRA Rule 2111 that requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors.

If we are unable to comply with the financial reporting requirements mandated by the SEC’s regulations, investors may lose confidence in our financial reporting and the price of our common stock, if a market ever does develop for it, could decline.

If we fail to maintain effective internal controls over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired. If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We currently maintain a virtual corporate office at 618 E. South St. Suite 500, Orlando, FL 32801 as we evaluate our future facility requirements. We believe that our space requirements will be minimal unless and until we are able to acquire an operating business.

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

Holders Common Equity

IDSI has a single class of common equity: our common stock. The approximate number of holders of our common stock is 3,469 as of September 30, 2024.

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

The table below summarizes the securities authorized for issuance under equity compensation plans as of September 30, 2024

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,755,290	$0.51	14,744,710
Equity compensation plans not approved by security holders	N/A	N/A	N/A

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, we analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. No stock options were granted during the year ended June 30, 2023 or 2022. These options are being expensed pursuant to ASC 718.

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

Years Ended June 30, 2023 and June 30, 2022

SALES AND COST OF SALES

Revenues during the years ended June 30, 2023 and 2022, were $10,610 and $0, respectively.

Our cost of sales during both years ended June 30, 2023 and 2022 was $0.

During fiscal 2023 and 2022, the Company did not engage in any operational activities aimed at generating revenue. The only income received in fiscal year 2023 was derived from royalty payments pursuant to an ongoing licensing agreement with Trifoil Imaging, established in 2006.

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

General and administrative expenses during the year ended June 30, 2023 were $87,892, representing a decrease of $4,140 or 4% from $92,032, during the year ended June 30, 2022.

The general and administrative expenses were similar in fiscal 2023 and 2022 reflecting the Company’s lack of operational activity. These expenses primarily comprised legal and professional fees associated with SEC filings, as well as occupancy costs.

SALARIES AND WAGES

Our salaries and wages expenses include compensation, related benefits, payroll taxes and other payroll fees for all employees.

Salaries and wages expense during the years ended June 30, 2023 and 2022, was $0.

The lack of salaries and wages is due to the Company’s decision to furlough all employees on May 1, 2020 in response to the COVID-19 crisis. Some of these individuals have worked as independent contractors on an as-needed basis.

RESEARCH AND DEVELOPMENT

Through June 2023, we incurred research and development expenses to develop significant enhancements to our sole product, the CTLM®. These expenses consisted primarily of clinical costs, costs of materials and components to make product enhancements, new product research costs, and costs associated with servicing clinical collaboration sites.

Research and development expenses during the year ended June 30, 2023 were $91, representing a decrease of $1,639 or 95% from $1,730, during the year ended June 30, 2022.

The decrease of $1,639 of is primarily result from the Company’s decision to forgo payment of patent maintenance fees in fiscal 2023.

SALES AND MARKETING

Our sales and marketing expenses have consisted primarily of expenses associated with advertising and promotion, representative office expense, trade shows, conferences, promotional and training costs related to marketing the CTLM®, commissions, travel/subsistence, patent maintenance fees, consulting, certification expenses, and product liability insurance.

Sales and marketing expenses during the year ended June 30, 2023 were $714, representing a decrease of $110 or 15% from $824, during the year ended June 30, 2022.

All sales and marketing expenses during fiscal 2023 and 2022 were related to fees for maintaining our website. Variations in these expenses reflect fluctuations in website maintenance costs between the two periods.

CONSULTING EXPENSES

Our consulting expenses consist of all consulting fees paid as well as share-based compensation issued to our consultants. Our share-based compensation expense consists of vested stock options expensed under the Black-Scholes options pricing model.

Consulting expenses for the year ended June 30, 2023 were $212,992, representing a decrease of $257,979 or 55% from $470,971, during the year ended June 30, 2022.

The decrease in consulting expenses for fiscal 2023 is due to reduced consulting fees paid to Erhfort, LLC & Fong & Associates, LLC. Erhfort, LLC no longer received fees of $8,500 per month after December 2022 and Fong & Associates no longer received fees of $8,500 per month after July 2022, but was paid on an as-needed basis. Another factor contributing to the decrease in consulting expenses is the reduced share-based compensation expense in fiscal year 2023, which resulted from fewer stock options vesting during the period, as a larger portion of options had already vested.

AGGREGATE OPERATING EXPENSES

Total operating expenses (general and administrative, salaries and wages, research and development, sales and marketing, depreciation and amortization, consulting, and bad debt) and cost of sales during the year ended June 30, 2023 were $301,689, representing a decrease of $263,868 or 47% from $565,557 when compared to the operating expenses and cost of sales during the year ended June 30, 2022.  The overall decrease in expenses is due primarily to the reduction of consulting expenses during fiscal 2023.

Depreciation and amortization expenses during the years ended June 30, 2023 and 2022 were $0. All fixed assets are fully depreciated and no additions were made during either fiscal year.

Interest expense during the fiscal year ended June 30, 2023 was $81,739, representing a decrease of $33 or less than 1% from $81,772, during the year ended June 30, 2022. Although the amount of outstanding debt at June 30, 2023 was higher than June 30, 2022, the more recent debt were 0% interest loans, which is why the amount of interest expense did not change significantly.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $1,088 at June 30, 2023 and $613 at June 30, 2022.

Our inventory, which consists of raw materials, work in process (including completed units under testing), and finished goods totaled $100,087 at June 30, 2023 and 2022.  Raw materials used for research and development or other purposes are expensed and not included in inventory. The net inventory is $0 for fiscal 2023 and 2022 because the Company has booked a reserve for the entire value of the inventory due to lack of demand for parts and lack of sales.

Our property and equipment, net, totaled $0 at June 30, 2023 and June 30, 2022.  All property and equipment had been fully depreciated prior to fiscal 2022 and no new property and equipment were purchased during fiscal 2022 or 2023.

Our current liabilities, which consist of accounts payable, accrued payroll taxes and penalties, short term debt, and convertible debt, totaled $2,096,667 at June 30, 2023 and $1,825,542 at June 30, 2022. Accounts payable and accrued expenses totaled $946,069 at June 30, 2023 and $767,317 at June 30, 2022. Accrued payroll taxes and penalties totaled $314,019 at June 30, 2023 and $314,019 at June 30, 2022. Related party promissory notes totaled $763,649 at June 30, 2023 and $671,276 at June 30, 2022. The current portion of long-term debt was $72,930 at June 30, 2023 and $72,930 at June 30, 2022. Current liabilities increased primarily due to accounts payable and accrued expenses increasing by $178,752, related party promissory notes payable increasing by $92,373.

Our long-term liabilities, which consist of long-term loans payable totaled $0 at June 30, 2023 and $0 at June 30, 2022.

Our temporary equity, which consists of Convertible Preferred Series L (including accrued dividends), totaled $451,939 at June 30, 2023 and $433,939 at June 30, 2022. The increase of $18,000 is due to accrued dividends for fiscal 2023 that are being included in the total redemption value.

LIQUIDITY AND CAPITAL RESOURCES

Due to the failure of our legacy business, we are a shell company focused on seeking new business opportunities through a reverse merger transaction (a “Merger”). Our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing and entering into a Merger.  While Viable has financed our operations since 2016, we do not have any formal financing arrangements with Viable and its affiliates and there can be no assurance that we will continue to receive funding from Viable or another source,. In the event that we are unable to obtain adequate debt or equity financing or are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations.  This would materially impact our ability to continue as a going concern.

We have financed our operating and research and development activities through multiple private placements of common stock as well as short term loans from related parties.  During fiscal 2023, we received $88,704 through short-term related party loans. We also converted $3,669 of accounts payables to a short-term related party loan during fiscal 2023. During fiscal 2022, we received proceeds of $90,000 through short-term related party loans.

Net cash used for operating and product development expenses, which include our purchase of additional materials to continue the manufacture of CTLM® Systems in anticipation of receiving orders from our distributors in certain countries, where permitted by law, was $88,229 during fiscal 2023, compared to net cash used by operating activities and product development of the CTLM® and related software development of $85,190 during fiscal 2022.  At June 30, 2023, we had negative working capital of $2,074,916 compared to negative working capital of $1,812,940 at June 30, 2022.

If additional funds are raised by issuing equity securities, including in connection with a Merger, dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Imaging Diagnostic Systems, Inc. (the Company) as of June 30, 2023 and 2022, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as of June 30, 2023 the Company had an accumulated deficit of $135,873,814 and a stockholder’s deficit of $2,526,855. For the year ended June 30, 2023, net loss totaled $372,818 and a net cash used in operating activities of $88,229. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Coral Springs, Florida

September 30, 2024

ASSURANCE DIMENSIONS, LLC

also d/b/a McNAMARA and ASSOCIATES, LLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 7800 Belfort Parkway, Suite 290 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  3111 N. University Drive, Suite 621 | Coral Springs, FL 33065 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

“Assurance Dimensions” is the brand name under which Assurance Dimensions, LLC including its subsidiary McNamara and Associates, LLC (referred together as “AD LLC”) and AD Advisors, LLC (“AD Advisors”), provide professional services. AD LLC and AD Advisors practice as an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable laws, regulations, and professional standards. AD LLC is a licensed independent CPA firm that provides attest services to its clients, and AD Advisors provide tax and business consulting services to their clients. AD Advisors, and its subsidiary entities are not licensed CPA firms.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Balance Sheets

	June 30, 2023	June 30, 2022

Assets
Current assets:
Cash	$1,088	$613
Royalty receivable	10,610	-
Prepaid expenses and deposits	10,053	11,989

Total current assets	21,751	12,602

Total assets	$21,751	$12,602
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$946,069	$767,317
Accrued payroll taxes and penalties	314,019	314,019
Promissory notes, related parties	763,649	671,276
PPP loan payable	72,930	72,930

Total current liabilities	2,096,667	1,825,542

Total liabilities	2,096,667	1,825,542

Commitment and Contingencies (Note 17)

Temporary equity
Convertible Preferred Series L	451,939	433,939

Total temporary equity	451,939	433,939

Stockholders’ Deficit:

Preferred stock, no par, 2,000,000 shares authorized
Convertible preferred stock, Series M, 600 designated 0 shares issued and outstanding at June 30, 2023 and June 30, 2022	-	-
Common stock, no par value, 500,000,000 shares authorized, 123,156,941 and 123,156,941 shares issued and outstanding June 30, 2023 and June 30, 2022, respectively	133,346,959	133,236,117
Accumulated Deficit	(135,873,814)	(135,482,996)

Total stockholders’ deficit	(2,526,855)	(2,246,879)

Total liabilities and stockholders’ deficit	$21,751	$12,602

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Operations

	Year Ended	Year Ended
	June 30, 2023	June 30, 2022

Total Revenue	$10,610	$-

Cost of Sales	-	-

Gross Profit	10,610	-

Operating Expenses:
General and administrative	87,892	92,032
Research and development	91	1,730
Sales and marketing	714	824
Consulting expenses (including share-based compensation)	212,992	470,971
Total Operating Expenses	301,689	565,557

Operating Loss	(291,079)	(565,557)

Other Expense

Interest expense	(81,739)	(81,772)
Total Other Expense	(81,739)	(81,772)
Net Loss	(372,818)	(647,329)

Preferred Stock Dividends	(18,000)	(18,000)
Net Loss Available to Common Stockholders	$(390,818)	$(665,329)

Net Loss per common share:
Basic and diluted	$-	$(0.01)
Weighted average number of common shares outstanding:
Basic and diluted	123,156,941	123,156,941

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Changes in Stockholders’ Deficit

For the years ended June 30, 2023 and 2022

	Common Stock			Total
	Number of		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit

Balance at June 30, 2022	123,156,941	$133,236,117	$(135,482,996)	$(2,246,879)

Cumulative Dividend on Series L CV Preferred	-	-	(18,000)	(18,000)

Stock options expense	-	110,842	-	110,842

Net loss	-	-	(372,818)	(372,818)

Balance at June 30, 2023	123,156,941	$133,346,959	$(135,873,814)	$(2,526,855)

Balance at June 30, 2021	123,156,941	$132,974,686	$(134,817,667)	$(1,842,981)

Cumulative Dividend on Series L CV Preferred	-	-	(18,000)	(18,000)

Stock options expense	-	261,431	-	261,431

Net loss	-	-	(647,329)	(647,329)

Balance at June 30, 2022	123,156,941	$133,236,117	$(135,482,996)	$(2,246,879)

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Cash Flows

	Year Ended	Year Ended
	June 30, 2023	June 30, 2022

Net loss	$(372,818)	$(647,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	110,842	261,431
Loss on write-off of consultant advance	-	5,000

Changes in assets and liabilities:
(Increase) in royalty receivable	(10,610)	-
Decrease in prepaid expenses	1,936	962
Increase in accounts payable and accrued expenses	182,421	294,746
Total adjustments	284,589	562,139

Net cash used in operating activities	(88,229)	(85,190)

Cash flows from financing activities:
Proceeds from promissory notes, related party	88,704	90,000
(Repayment) of Paycheck Protection Program Loan	-	(6,670)
Net cash provided by financing activities	88,704	83,330

Net increase (decrease) in cash and cash equivalents	475	(1,860)

Cash at the beginning of year	613	2,473

Cash at the end of year	$1,088	$613

Supplemental Disclosure of cash flow information:
Cash paid for interest	$-	$1,497
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Promissory notes issued in exchange for settlement of accounts payable	$3,669	$-

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2023 and 2022

(1)	ORGANIZATION AND NATURE OF BUSINESS

Imaging Diagnostic Systems, Inc. (the “Company” or “IDSI”) was a medical technology company that developed a new, non-invasive CT scanner called CTLM® that used a laser beam in place of ionizing X-ray for breast imaging. This technology is called Diffuse Optical Tomography. The CTLM® provided an adjunctive imaging modality to other methods of imaging the breast such as X-ray mammography, MRI and ultrasound.

In the fourth quarter of fiscal 2023, the Company terminated its CTLM® business due to the lack of financing and the absence of a realistic prospect of achieving profitability after accumulating huge operating losses for many years. Since the beginning of fiscal 2024 the Company has been focused on seeking new business opportunities to replace its failed legacy business through a reverse merger transaction. While the Company has considered several opportunities, it has yet to enter into any definitive agreement and remains a shell company.

Since inception in December 1993 as a Florida corporation and subsequently its reverse merger with Alkan Corp., a New Jersey Corporation on April 14, 1994, we continued operations and changed our state of incorporation from New Jersey to Florida, effective July 1, 1995.

(2)	GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements are prepared assuming the Company will continue as a going concern. As of June 30, 2023, the Company had an accumulated deficit of $135,873,814 a stockholders’ deficit of $2,526,855, and a working capital deficiency of $2,074,916. For the year ended June 30, 2023, net loss totaled $372,818. The net cash used in operating activities for the year ended June 30, 2023 totaled $88,229. These matters, along with the Company’s lack of any viable business or material financing, raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon acquiring a new business through a reverse merger transaction and generating sales and obtaining additional capital and financing. While the Company believes in the viability of its strategy to acquire a profitable business and raise the necessary financing, there can be no assurances to that effect.

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

(b) Revenue recognition

The Company follows Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The Company sells medical imaging products, parts, and services where permitted to independent distributors and in certain unrepresented territories directly to end-users. The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Any discounts, sales incentives or similar arrangements with the customer are estimated at time of sale and deducted from revenue. Sales taxes and other similar taxes are excluded from revenue.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2023 and 2022

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company also receives royalties pursuant to a licensing relationship with Trifoil Imaging. Revenue is recognized in the reporting periods in which royalties are due to the Company. During the year ended June 30, 2023 the Company recognized $10,610 in revenue from royalties. During the year ended June 30, 2022, there was no income from royalties.

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

Our allowance for doubtful accounts was $850 as of June 30, 2023 and June 30, 2022. These amounts consist of other receivables that have been fully reserved.

(d) Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company. There were no cash equivalents at June 30, 2023 and June 30, 2022.

(e) Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit of $250,000. At June 30, 2023 and June 30, 2022, the Company had $0 in excess of the federally insured limit.

The Company received revenues of $10,610 for the year ended June 30, 2023. The Company did not have any revenue for the year ended June 30, 2022.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2023 and 2022

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company had 5,075,000 and 9,610,012 options vested and as of June 30, 2023 and June 30, 2022, respectively and 630,290 and 1,595,290 options not yet vested as of June 30, 2023 and June 30, 2022, respectively.

The Company had 20 shares of Series L Convertible Preferred Stock outstanding, with each share convertible into 474 shares of common stock as of June 30, 2023 and June 30, 2022.

(j) Stock-based compensation

We follow ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.

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

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. No stock options were granted during the years ended June 30, 2023 and June 30, 2022. Stock options are being expensed pursuant to ASC 718.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2023 and 2022

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

The Company has determined that no impairment losses need to be recognized through the years ended June 30, 2023 and 2022.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of the date these financials were available to be issued, tax years ended June 30, 2021 to 2024 are still potentially subject to audit by the taxing authorities.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2023 and 2022

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m) Allowance for Warranties

The Company warrants all products and parts supplied for a period of 12 months from the date of installation or 15 months from the date the products was/were shipped from IDSI, whichever occurs first. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Based on the Company’s experience, the allowance for warranties was estimated based on the replacement cost of the laser and certain electronic parts. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The Company had no allowance for warranties balance as of June 30, 2023 and 2022.

(n) Impact of recently issued accounting pronouncements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

(o) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments. After a review of our accounts receivable, the Company has not recorded an allowance for doubtful accounts. The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At June 30, 2023 and 2022, the aggregate fair value of the Company’s debt obligations approximated its carrying value. The Company relies upon the guidance of ASC 820 (“Fair Value Measurements and Disclosures”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly, transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

(4)	RELATED PARTY TRANSACTIONS

Related party revenues

On March 22, 2018, the Board of Directors approved the execution of two agreements with Xi’an of China, an affiliated Company of IDSI. The agreements are a Know How Transfer Contract and a CTLM® Know How Confidentiality Agreement. The contract, having a term of 20 years, stipulates that Xi’an will pay IDSI a know how transfer fee of 25% of revenue for CTLM® product sales in their territory. There were no such sales during the years ended June 30, 2023 and 2022.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2023 and 2022

(4)	RELATED PARTY TRANSACTIONS (Continued)

Related party fees

Erhfort, LLC earned a consulting fee of $51,000 for the year ended June 30, 2023 and $102,000 for the year ended June 30, 2022. Erhfort, LLC regularly reviews the Company’s operations and reports to IDSI’s CEO, Chunming Zhang, who lives in China. Erhfort, LLC is a related party because it owns Company common stock directly and indirectly.

David Fong, who served as the Company’s CFO through August 10, 2022 and as a consultant on an as-needed basis thereafter, earned consulting fees of $45,070 for the year ended June 30, 2023 and $102,000 for the year ended and 2022. These fees were assigned to his affiliated business, Fong & Associates, LLC.

Related party payables and accrued expenses

As of June 30, 2023 and June 30, 2022, the amount of interest on related party notes due to Erhfort, LLC, which is included in accounts payable, is $239,260 and $161,260, respectively.

As of June 30, 2023 and June 30, 2022, the amount of consulting fees due to Erhfort, LLC, which is included in accounts payable, is $204,000 and $153,000, respectively.

As of June 30, 2023 and June 30, 2022, the amount of consulting fees due to Fong & Associates, LLC, which is included in accounts payable, is $331,070 and $286,000, respectively.

As of June 30, 2023 and June 30, 2022, the amount of reimbursable expenses due to Fong & Associates, LLC, which is included in accounts payable, is $6,809 and $839, respectively.

As of June 30, 2023 and June 30, 2022, the amount of interest on related party notes due to JM One Holdings, LLC, which is included in accrued expenses, is $11,860 and $8,860, respectively. JM One Holdings, LLC is an entity affiliated with the Company’s former CFO, David Fong.

Related party debt

As of June 30, 2023 and June 30, 2022, the amount in promissory notes due to related parties are $763,649 and $671,276, respectively (See Note 11).

(5)	ROYALTY RECEIVABLE

On June 16, 2006, the Company entered into a Royalty Agreement with Bioscan Inc. whereby the Company established a licensing relationship with Bioscan which granted Bioscan an exclusive sublicensable, royalty-bearing license to make, use, offer for sale, import and otherwise develop and commercialize products in its territory. Bioscan Inc. was subsequently purchased by TriFoil Imaging. During the year ended June 30, 2023, the Company received $10,610 in royalty revenue. During the year ended June 30, 2022, there was no income from royalties. As of June 30, 2023 and 2022, the Company had royalty receivable balances of $10,610 and $0, respectively.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2023 and 2022

(6)	INVENTORIES

Inventories consisted of the following:

	June 30, 2023	June 30, 2022

Raw materials consisting of purchased parts, components and supplies	$92,587	$92,587
Finished goods	7,500	7,500
Total Inventory	$100,087	$100,087
Allowance for Obsolete Inventory	(100,087)	(100,087)
Net Inventory	$-	$-

Due to the age of the inventory, lack of demand for parts and lack of sales the Company recorded a 100% allowance for all inventory during the year ended June 30, 2017.

(7)	PREPAID EXPENSES AND DEPOSITS

The following is a summary of prepaid expenses:

	June 30, 2023	June 30, 2022

Prepaid Software	$-	$206
Rent Deposits	53	1,783
Consulting Retainers	10,000	10,000
Total Prepaid expenses	$10,053	$11,989

(8)	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	June 30, 2023	June 30, 2022	Useful life

Computers and Equipment	$12,612	$12,612	5 years
Third Party Software	10,291	10,291	5 years
Clinical Equipment	15,000	15,000	5 years
Total Property & Equipment	$37,903	$37,903
Less: accumulated depreciation	(37,903)	(37,903)
Total Property & Equipment - Net	$-	$-

Depreciation expense for the years ended June 30, 2023 and 2022 was $0.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2023 and 2022

(9)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2023 and 2022, accounts payable and accrued expenses totaled $946,069 and $767,317, respectively, which consists of accounts payable of $932,723 and $758,171, and other accrued expenses of $13,346 and $9,146, respectively.

(10)	ACCRUED PAYROLL TAXES AND PENALTIES

As of June 30, 2023 and June 30, 2022, the Company owed the IRS $314,019 and $314,019, respectively. Accrued payroll taxes represent outstanding interest and penalties based on prior management’s failure to pay payroll taxes commencing with the quarter ending March 31, 2010. As part of new management’s restructuring plan, the Company received funds from an accredited investor to be able to make a payment to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting penalty and interest abatement. The amount due at June 30, 2023 of $314,019 represents the interest and penalties. The Company has formally asked the IRS to abate all remaining interest and penalties of $314,019. The Company had a telephone conference on April 18, 2019 with the office of appeals and is waiting for further communications from the appeals officer. As of June 30, 2023, the Company’s tax counsel is in the process of reviewing recent IRS correspondence to determine appeals status and will work towards final resolutions with the IRS on all outstanding liabilities. The Company has decided to wait until all resolutions are final before making any adjustments to the balance of $314,019 owed to the IRS.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2023 and 2022

(11)	PROMISSORY NOTES – RELATED PARTIES

The following table is a summary of the outstanding related party note balances as of June 30, 2023 and 2022.

Noteholder	Interest Rate	Maturity Date	June 30, 2023	June 30, 2022
Related Party Notes:
Erhfort, LLC	15%	9/30/24	$100,000	$100,000
Erhfort, LLC	15%	9/30/24	100,000	100,000
JM One Holdings, LLC	15%	9/30/24	20,000	20,000
Erhfort, LLC	15%	9/30/24	100,000	100,000
Erhfort, LLC	15%	9/30/24	100,000	100,000
Erhfort, LLC	15%	9/30/24	100,000	100,000
Erhfort, LLC	15%	9/30/24	10,000	10,000
Erhfort, LLC	15%	9/30/24	10,000	10,000
Erhfort, LLC	0%	On Demand	2,260	-
Erhfort, LLC	0%	On Demand	3,669	-
Erhfort, LLC	0%	On Demand	1,620	-
Erhfort, LLC	0%	On Demand	1,100	-
Viable International Investments, LLC	0%	On Demand	7,865	7,865
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	3,000	3,000
Viable International Investments, LLC	0%	On Demand	15,000	15,000
Viable International Investments, LLC	0%	On Demand	30,000	30,000
Viable International Investments, LLC	0%	On Demand	10,000	10,000
Viable International Investments, LLC	0%	On Demand	10,000	10,000
Viable International Investments, LLC	0%	On Demand	10,000	10,000
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	10,000	10,000
Viable International Investments, LLC	0%	On Demand	8,847	-
Viable International Investments, LLC	0%	On Demand	12,768	-
Viable International Investments, LLC	0%	On Demand	9,988	-
Viable International Investments, LLC	0%	On Demand	7,968	-
Viable International Investments, LLC	0%	On Demand	6,968	-
Viable International Investments, LLC	0%	On Demand	7,786	-
Viable International Investments, LLC	0%	On Demand	5,368	-
Viable International Investments, LLC	0%	On Demand	5,488	-
Viable International Investments, LLC	0%	On Demand	11,568	-
Viable International Investments, LLC	0%	On Demand	6,975	-
Xi’an IDI	0%	On Demand	10,411	10,411
Total Related Party Notes			$763,649	$671,276

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2023 and 2022

(11)	PROMISSORY NOTES – RELATED PARTIES (Continued)

During the year ended June 30, 2023, the Company received loan proceeds of $83,724 from Viable International Investments, LLC and $4,980 from Erhfort, LLC with an annual interest rate of 0%. The Company also converted $3,669 of accounts payables into a loan from Erhfort, LLC with an annual interest rate of 0%, with no gain or loss recorded.

During the year ended June 30, 2022, the Company received loan proceeds of $90,000 from Viable International Investments, LLC with annual interest rates of 0%.

The maturity dates for all related party loans originally due on June 30, 2023, except those payable on demand, were extended to September 30, 2024 on June 30, 2023.

(12)	PPP LOAN

The following table is a summary of the outstanding PPP loan balances as of June 30, 2023 and 2022.

Noteholder	Interest Rate	Maturity Date	June 30, 2023	June 30, 2022
Truist Bank	1%	In Default	$72,930	$72,930
Total			72,930	72,930
Current Portion of Loan			(72,930)	(72,930)
Total Long-term Loan			$-	$-

On May 9, 2020, the Company entered into a loan with Truist Bank, a lender pursuant to the Paycheck Protection Program of the CARES Act as administered by the SBA in the amount of $79,600. The loan, in the form of a promissory note, matures on May 11, 2025. No additional collateral or guarantees were provided by the Company for the loan. The PPP loan provides for customary events of default. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, rent payments, mortgage interest and covered utilities during the 24-week period beginning on the date of loan disbursement.  The Company is required to repay the entire amount of outstanding principal, along with accrued interest, as the Company is not eligible for forgiveness. The Company began to make payments, beginning October 2021, including interest accruing at an annual interest rate of 1.0% beginning on the date of disbursement. On May 17, 2022, the Company received a default and demand letter from Truist Bank in regards to the PPP loan due to non-payment. As such the remaining balance of the PPP loan became due immediately. As of June 30, 2023 and June 30, 2022, the Company recorded an accrued interest balance related to the PPP Loan of $926 and $186, respectively. The accrued interest is included in accounts payable and accrued expenses on the balance sheet.

(13)	INCOME TAXES

The Company has net operating loss carryforwards for federal income taxes of approximately $52,000,000 at June 30, 2023, the unused portions of which expire in years 2024 through 2037. The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes “ASC 740”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial losses and the tax basis of assets and liabilities for both the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 “IRC 382” places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership). The issuance of the Company’s Series M Preferred Stock on August 4, 2014 resulted in a change of control as defined under IRC 382. As of the change of control date, the taxpayer’s net operating loss carryforwards from prior years was $72,478,914 and the pro rata share of pre-change losses in the tax year ended June 30, 2015 was $109,691. This resulted in total pre-change losses of $72,588,605 subject to limitation under IRC Section 382. On the change date the values of the old loss corporation was $3,168,568 and the AFR was 3.05% resulting in an annual limitation amount of $96,641. The pro rata share of post-change net operating loss incurred in the tax year ended June 30, 2015 and the net operating loss incurred in tax years ended June 30, 2016 through 2023 are not subject to limitation. Post change losses not subject to limitation through June 30, 2023 are $10,000,000. Approximately $5,900,000 of losses expire between 2023 and 2037. Approximately $5,400,000 have no expiration, but are subject to certain annual restrictions.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2023 and 2022

(13)	INCOME TAXES (Continued)

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended June 30, 2023 and 2022:

	2023	2022

Statutory federal rate	(21.00)%	(21.00)%
State tax rate, net of federal effect	(4.345)%	(3.562)%
Change in valuation allowance	25.345%	24.562%
Effective Tax Rate	-%	-%

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the years ended June 30, 2023 and 2022 were as follows:

	2023	2022
Deferred tax assets:
Inventory Reserve	$25,367	$24,583
Federal and state net operating loss carry forward	2,843,304	2,714,854
Total deferred tax asset	2,868,671	2,739,437
Less Valuation Allowance	(2,868,671)	(2,739,437)
Net deferred Tax Asset	$-	$-

The Company has fully reserved the deferred tax asset due to management’s determination that it is highly unlikely that the Company will generate taxable income in the future and realize the tax benefits of the net operating loss carryforwards and due to the limitation of income that can be offset by net operating loss carry forwards in future periods under IRC section 382 because of change in control that occurred on August 4, 2014. The valuation allowance increased by $129,234 for the year ended June 30, 2023 and decreased by $14,017 for the year June 30, 2022. The increase in the valuation allowances for fiscal 2023 is a result of the net operating losses incurred in that year exceeding the amount of net operating loss carryforward that expired in the same year as well as an increase in the effective tax rate. The decrease in the valuation allowances for fiscal 2022 is a result of a decrease in the blended tax rate despite the net operating loss incurred in fiscal 2022 exceeding the net operating loss carryforward that expired in the same year.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2023 and 2022

(14)	CONVERTIBLE PREFERRED STOCK

The following schedule reflects the number of shares of preferred stock that have been issued and converted as of June 30, 2023:

Security	Date Issued	No. of Shares	Amount	Date of Conversion	No. of Shares Converted	Amount Converted	Balance 6/30/2023
Series L Cv Pfd	2/10/2010	35	$350,000	1/6/2011	15	$150,000	$200,000
Dividends							251,939
				Total redemption value			$451,939

Total Series M Cv Pfd	Various	600	$6,000,000	Various	600	$6,000,000	$-0-
Dividends							-0-
				Total redemption value			$-0-

Series L Convertible Preferred Stock

On March 31, 2010, a private investor converted a $350,000 short-term promissory note into 35 shares of Series L Convertible Preferred Stock. The original purchase price/stated value is $10,000 per share and dividends accrue at an annual rate of 9%. The preferred stock is convertible into 474 shares of common stock for each share of preferred stock. On January 6, 2011, the private investor converted 15 shares of Series L Convertible Preferred Stock representing a principal value of $150,000. After the conversion, the private investor held 20 shares representing a principal value of $200,000. The remaining principal value of $200,000 is presented on the balance sheet as temporary equity, as the holder has the option to redeem for cash at any time. At June 30, 2023 and 2022, there were 20 shares of Series L Convertible Preferred Stock outstanding. At June 30, 2023 and 2022, the balance of cumulative dividends owed to the investor which is included in redemption value was $251,939 and $233,939, respectively. The total presented on the balance sheet as temporary equity is $451,939 as of June 30, 2023 and $433,939 as of June 30, 2022.

Series M Convertible Preferred Stock

The Company had previously sold 600 Series M Convertible Preferred Stock to Viable International Investments, LLC, a Florida limited liability company, (“Viable”). Each share of the Series M Preferred Stock was convertible into 147,283 shares of Common Stock. In the event of a liquidation, the holders of the Series M Preferred Stock would have been entitled to receive, prior to any distribution of assets to holders of Common Stock or other class of capital stock or other equity securities of the Corporation, $10,000 per share of Series M Preferred Stock held plus accrued but unpaid dividends. The holders of the Series M Preferred Stock would have had identical voting rights as any holder of Common Stock and would have voted together, not as separate classes. The original purchase price/stated value of each share of Series M Preferred Stock was $10,000 and Viable was be entitled to receive cumulative dividends at the fixed rate of 9% of the stated value per share per annum. At June 30, 2023 and 2022, there were 0 shares Series M Preferred Stock outstanding. At June 30, 2023 and 2022, the balance of Series M Preferred stock was $0.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2023 and 2022

(15)	COMMON STOCK

The Company has 500,000,000 of common shares no par value authorized and 2,000,000 of no par preferred shares authorized.

The Company did not issue any shares of common or preferred stock during the years ended June 30, 2023 or June 30, 2022.

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

	As of June 30, 2023	As of June 30, 2022
Expected volatility	20% to 44%	20% to 44%
Expected term	0.5 to 2.83 Years	0.5 to 4.83 Years
Risk-Free interest rate	0.05% to 2.49%	0.05% to 2.49%
Forfeiture rate	0.00%	0.00%
Expected dividend rate	0.00%	0.00%

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2023 and 2022

(16)	STOCK OPTIONS (Continued)

At June 30, 2023, the Company has unvested and vested options under the 2016 Plan with exercise prices that range from a low of $.20 per share to a high of $.51 per share. The following table summarizes information about all of the stock options outstanding under the 2016 Plan at June 30, 2023 and 2022:

Employees/Consultants	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2021	16,752,935	$0.25	1.76 Years	$-
Granted	-	$-
Expired	(5,547,645)	$(0.20)
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2022	11,205,290	$0.30	1.39 Years	$-
Granted	-	$-
Expired	(5,500,000)	$(0.20)
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2023	5,705,290	$0.40	1.50 Years	$-

The following table summarizes information about vested and unvested options under the 2016 Plan at June 30, 2023 and June 30, 2022. For the years ended June 30, 2023 and 2022 the Company recognized expenses for options that vested of $110,842 and $261,431, respectively:

Employees/Consultants	Unvested	Vested and Exercisable	Total
Outstanding at June 30, 2021	2,830,290	13,922,645	16,752,935
Granted	-	-	-
Vested and Exercisable	(1,325,000)	1,325,000	-
Cancelled	-	-	-
Expired	-	(5,547,645)	(5,547,645)
Outstanding at June 30, 2022	1,505,290	9,700,000	11,205,290
Granted	-	-	-
Vested and Exercisable	(875,000)	875,000	-
Cancelled	-	-	-
Expired	-	(5,500,000)	(5,500,000)
Outstanding at June 30, 2023	630,290	5,075,000	5,705,290

Unvested options will be expensed under the Black-Scholes options-pricing model when they vest. As of June 30, 2023, the remaining options to be expensed when vested are estimated to be $68,185.

At June 30, 2023, the Company has issued options pursuant to six different stock option plans, the most recent being the 2016 Plan. All the options for the previous five plans through and including the 2012 Non-Statutory Plan have expired.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2023 and 2022

(16)	STOCK OPTIONS (Continued)

The tables below summarize information about these five plans:

Employees/Consultants	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2021	12	$350	1.11 Years	$-
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2022	12	$350	0.11 Years	$-
Granted	-	$-
Exercised	-	$-
Cancelled	(12)	$(350)
Outstanding at June 30, 2023	-	$-	-	$-

Vested & Exercisable Stock Options	June 30, 2023	June 30, 2022
Employee 2016 Equity Plan	-	-
Director 2016 Equity Plan	-	-
Employee Other Plans	-	12
Directors and Consultants Other Plans	-	-
Total	-	12

The table below summarizes information about all stock options outstanding as of June 30, 2023:

	Outstanding Options			Vested Options
Range of Exercise price	Number Outstanding at June 30, 2023	Weighted Averaged Exercise Price	Weighted Averaged Remaining Life (Years)	Number Exercisable at June 30, 2023	Weighted Averaged Exercise Price	Weighted Averaged Remaining Life (Years)
$0.20 - $0.51	5,705,290	$0.40	1.50	5,075,000	$0.39	1.38
Total Outstanding options	5,705,290	$0.40	1.50	5,075,000	$0.39	1.38

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2023 and 2022

(17)	COMMITMENTS AND CONTINGENCIES

From May 2010 to June 2012, claims were made by the IRS for payment of the Company’s accrued payroll taxes, interest and penalties, which as of June 30, 2012 was $1,489,640. The Company engaged tax counsel to handle this matter and intends to fully satisfy its payroll tax obligations. On August 4, 2014, the Company’s majority shareholder Viable International Investments LLC (“Viable”) Viable purchased 250 shares of convertible preferred stock for $2,500,000, which gave them a 78.9% voting and economic interest in the Company’s capital stock representing a change in control of the Company. New management’s tax counsel negotiated a new Installment Agreement which stipulated a lump sum payment of $250,000, which was paid on September 4, 2014 and monthly installment payments of $20,000 beginning in September 2014 due on the 18th of each month until the balance of payroll taxes, interest and penalties are paid in full (See Note 10).

During fiscal 2018, as part of new management’s restructuring plan, the Company received funds from an accredited investor to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting abatement of penalties and interest totaling $314,019. As of June 30, 2024, the Company’s tax counsel is in the process of reviewing the relevant IRS correspondence to determine appeals status and will work towards final resolutions with the IRS on all outstanding liabilities. The Company has decided to wait until all resolutions are final before making any adjustments to the balance of $314,019 owed to the IRS.

On October 23, 2019, the Company entered into a consulting agreement (“the Agreement”) effective as of November 1, 2019, with Dr. Huabei Jiang to serve as IDSI’s Chief Scientific Consultant. Pursuant to the Agreement, Dr. Jiang agreed to focus on improving the technical performance and image quality of IDSI’s CTLM® breast imaging device. Per the Agreement, the goal of the initial project was to complete image quality improvement by November 1, 2020. A payment of $500,000 was due upon satisfactory completion of the project; however, it was never completed. On August 22, 2024, the parties formally terminated the Agreement with no amounts due to Dr. Jiang.

(18)	SUBSEQUENT EVENTS

On July 7, 2023, the Company received proceeds of $10,000 pursuant to a non-binding letter of intent with Bright New Vision Inc. The proceeds were wired directly to Carlton Fields, the Company’s attorney. The proceeds were used to cover attorney fees, and the remaining balance of $5,000 was received by the Company on July 24, 2023.

On August 16, 2023, the Company received royalty proceeds of $10,610 from Trifoil Imaging.

On September 28, 2023, the Company received loan proceeds of $410 from Viable International Investments, LLC. Interest is 0% and the principal is payable on demand.

On October 14, 2023, the Company received loan proceeds of $1,232 from Viable International Investments, LLC. Interest is 0% and the principal is payable on demand.

On November 9, 2023, the Company received loan proceeds of $1,570 from Viable International Investments, LLC. Interest is 0% and the principal is payable on demand.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2023 and 2022

(18)	SUBSEQUENT EVENTS (Continued)

On December 12, 2023, the Company received loan proceeds of $1,570 from Viable International Investments, LLC. Interest is 0% and the principal is payable on demand.

On January 17, 2024, the Company received loan proceeds of $1,570 from Viable International Investments, LLC. Interest is 0% and the principal is payable on demand.

On February 5, 2024, the Company received loan proceeds of $1,570 from Viable International Investments, LLC. Interest is 0% and the principal is payable on demand.

On March 14, 2024, the Company received loan proceeds of $1,570 from Viable International Investments, LLC. Interest is 0% and the principal is payable on demand.

On April 13, 2024, the Company received loan proceeds of $1,570 from Viable International Investments, LLC. Interest is 0% and the principal is payable on demand.

On May 16, 2024, the Company received loan proceeds of $1,570 from Viable International Investments, LLC. Interest is 0% and the principal is payable on demand.

On June 12, 2024, the Company received loan proceeds of $1,570 from Viable International Investments, LLC. Interest is 0% and the principal is payable on demand.

On July 9, 2024, the Company received loan proceeds of $6,830 from Viable International Investments, LLC. Interest is 0% and the principal is payable on demand.

On July 24, 2024, the Company received loan proceeds of $27,091 from Viable International Investments, LLC. Interest is 0% and the principal is payable on demand.

On August 16, 2024, the Company received loan proceeds of $22,724 from Viable International Investments, LLC. Interest is 0% and the principal is payable on demand.

On September 18, 2024, the Company received loan proceeds of $69,965 from Viable International Investments, LLC. Interest is 0% and the principal is payable on demand.

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

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

PART III

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

As a result of these management changes, effective as of August 10, 2022, our officers and directors are as follows:

Name	Age	Position(s)	Held Since
Lun Li	36	Director, CEO	2022
Lixin Yang	61	Director	2022
Zhonghe Liu	40	Director	2022
Rongbin Wang	35	CFO	2022
Guanliang (“Josh”) Wang	40	Vice President of Operations and Secretary	2017

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

Zhonghe Liu is based in Shaanxi, China, and has extensive experience in marketing planning, market operation, software development and application for retail businesses for over 15 years. Mr. Liu holds positions with various other companies. He has served as the CEO of US Meritech Technology Inc., since 2024, the CEO of Hainan Zhenshimei Management Service Co., Ltd. since 2024, the CEO of Zhengzhou Meishijie Biotechnology Co., Ltd., since 2023, the CEO of Henan Meishijie Network Technology Co., Ltd. since 2023, the chairman of Zhilian Technology Group Co., Ltd., since 2020, the general manager of Hong Kong Lexiaoyao Marketing Planning Co., Ltd., since 2019 and the president of Chongqing Quguangjie Technology Co., Ltd., since 2020.

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

Item 11. Executive Compensation

Table 6: Smaller Reporting Company Summary Compensation Table, Last 2 Completed Fiscal Years

Name and Positions	Year	Salary/Fee ($)	Bonus ($)	Stocks ($)	Options ($)	Other ($)	Total ($)

Chunming Zhang	FYE 06/30/22	-0-	-0-	-0-	-0-	-0-	-0-
CEO	FYE 06/30/23	-0-	-0-	-0-	-0-	-0-	-0-

David Fong	FYE 06/30/22	102,000	-0-	-0-	-0-	-0-	102,000
CFO	FYE 06/30/23	8,500	-0-	-0-	-0-	-0-	8,500

Guanliang Wang	FYE 06/30/22	-0-	-0-	-0-	-0-	-0-	-0-
Secretary	FYE 06/30/23	-0-	-0-	-0-	-0-	-0-	-0-

Lun Li	FYE 06/30/22	-0-	-0-	-0-	-0-	-0-	-0-
CEO	FYE 06/30/23	-0-	-0-	-0-	-0-	-0-	-0-

Rongbin Wang	FYE 06/30/22	-0-	-0-	-0-	-0-	-0-	-0-
CFO	FYE 06/30/23	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal Year-End
	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Lun Li1	1,125,000	--	--	$0.51	5/1/2026

[1]	These options were granted to Lun Li on May 1, 2019, while she served as a consultant to IDSI.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of September 30, 2024 regarding the beneficial ownership of our common stock by (i) each person who beneficially owns more than 5% of our common stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock. As of September 30, 2024, we had 123,156,941 shares outstanding.

Name and Address of Beneficial Owner	Shares Owned	Percent of Class
Viable International Investments, LLC[1]
1221 East Robinson Street
Orlando, Florida 32801	87,104,689	70.73%

Hongbo Li
Unit 21, No. 1 Building
#288 Ning Xia Road
Qingdao, Shandong, China	7,424,553	6.03%

Officers and Directors

Lun Li	1,500,0002	.61%

Lixin Yang[3]	87,104,6893	70.73%

Zhongzhe Liu	--	--

Rongbin Wang	--	--

Guanliang Wang	--	--

All Directors and Executive Officers as a group (5 persons)	88,604,6894	70.90%

[1]	Viable International Investments LLC(“Viable”) is beneficially owned 72% by Lixin Yang, IDSI Director and Chairman of Viable China, and 28% by Hoi Po Yeung (Paul Yeung), brother of Lixin Yang, through Invescope, LLC (“Invescope”), a Florida limited liability company owned by other members of his family. Chunming Zhang, our former CEO, is the wife of Lixin Yang. She disclaims beneficial ownership of the shares held by Viable.

[2]	These shares are covered by currently exercisable stock options.

[3]	All of the Viable shares are beneficially owned by Mr. Yang, a 72% owner of Viable, due to his voting control of Viable.

[4]	Includes 1,500,000 shares covered by currently exercisable stock options.

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

In June 2017, IDSI entered into a licensing agreement with Xi’an IDI which grants to Xi’an IDI the exclusive right to manufacture the CTLM® in China and market and sell the CTLM® in China, Taiwan, Hong Kong and Macau. Under this agreement, Xi’an IDI must pay to IDSI a royalty of 25% of its gross sales of CTLM® systems. Also, IDSI sells inventory parts to Xi’an IDI or acquires parts from third parties on behalf of Xi’an IDI. During the year ended June 30, 2023 there were no sales made to Xi’an IDI pursuant to this agreement. A majority of the shares of Xi’an IDI are beneficially owned by Lixin Yang.

Since the Viable Acquisition in August 2014, Paul Yeung has provided consulting services to the Company through Erhfort, LLC, a Florida limited liability company (“Erhfort”) in exchange for a fee of $8,500 per month. This arrangement continued through December 2022, after which he transitioned to receiving consulting fees on an as-needed basis. In his consulting capacity, Mr. Yeung, who lives in Orlando, Florida, regularly reviews the Company’s operations and reports to IDSI’s CEO Chunming Zhang, who lives in China. From August 2014 through August 2015, Erhfort’s fees were paid by Viable. Since September 2015, Erhfort’s fees have been paid by IDSI.

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

Item 14. Principal Accounting Fees and Services

For the Fiscal Years ended June 30, 2023 and 2022, we were billed fees totaling $45,750 and $47,000, respectively, to our independent registered public accounting firm, Assurance Dimensions.  The fees for the fiscal 2023 audit will be paid in fiscal 2025 while the fees for the fiscal 2022 audit were paid in fiscal 2023.

	June 30,
	2023	2022
Fees for Annual Audits	$30,000	$32,000
Fees for Quarterly Reviews	15,750	15,000
Totals	$45,750	$47,000

PART IV

Item 15. Exhibits, Financial Statement Schedules

4.1	Description of Securities
31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 30, 2024	Imaging Diagnostic Systems, Inc.

	By:	/s/ Rongbin Wang
Rongbin Wang
Chief Financial Officer (PRINCIPAL ACCOUNTING OFFICER)

/s/ Lun Li
Lun Li
Chief Executive Officer