Form 10-Q
period 2024-03-31
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2024-09-30
CIK 790652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

i

Part I - Financial Information

Item 1. Financial Statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Balance Sheets

	(unaudited)
	March 31, 2024	June 30, 2023

Assets
Current assets:
Cash	$281	$1,088
Royalty receivable	-	10,610
Due from related party, net of allowance	33	-
Prepaid expenses and deposits	10,053	10,053

Total current assets	10,367	21,751

Total assets	$10,367	$21,751

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,006,354	$946,069
Accrued payroll taxes and penalties	314,019	314,019
Promissory notes, related parties	773,142	763,649
PPP loan payable	72,930	72,930

Total current liabilities	2,166,445	2,096,667

Commitment and Contingencies (Note 16)

Temporary equity
Convertible Preferred Series L	465,488	451,939

Total temporary equity	465,488	451,939

Stockholders’ Deficit:

Preferred stock, no par, 2,000,000 shares authorized Convertible preferred stock, Series M, 600 designated 0 shares issued and outstanding at March 31, 2024 and June 30, 2023	-	-
Common stock, no par value, 500,000,000 shares authorized, 123,156,941 and 123,156,941 shares issued and outstanding March 31, 2024 and June 30, 2023, respectively	133,346,959	133,346,959
Accumulated Deficit	(135,968,525)	(135,873,814)

Total stockholders’ deficit	(2,621,566)	(2,526,855)

Total liabilities and stockholders’ deficit	$10,367	$21,751

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Operations

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023

Total Revenue	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses:
General and administrative	2,553	15,223	9,814	76,983
Sales and marketing	126	124	706	630
Consulting expenses (including share-based compensation)	6,400	5,888	9,060	148,704
Total Operating Expenses	9,079	21,235	19,580	226,317

Operating Loss	(9,079)	(21,235)	(19,580)	(226,317)

Other Expense

Interest expense	(20,379)	(20,155)	(61,582)	(61,359)
Total Other Expense	(20,379)	(20,155)	(61,582)	(61,359)
Net Loss	(29,458)	(41,390)	(81,162)	(287,676)

Preferred Stock Dividends	(4,475)	(4,438)	(13,549)	(13,512)
Net Loss Available to Common Stockholders	(33,933)	(45,828)	$(94,711)	$(301,188)

Net Loss per common share:
Basic and diluted	$-	$-	$-	$-
Weighted average number of common shares outstanding:
Basic and diluted	123,156,941	123,156,941	123,156,941	123,156,941

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Changes in Stockholders’ Deficit

For the nine months ended March 31, 2024 and 2023

(unaudited)

	Common Stock			Total
	Number of		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit

Balance at June 30, 2023	123,156,941	$133,346,959	$(135,873,814)	$(2,526,855)

Cumulative Dividend on Series L CV Preferred	-	-	(4,537)	(4,537)

Net loss	-	-	(25,845)	(25,845)

Balance at September 30, 2023	123,156,941	$133,346,959	$(135,904,196)	$(2,557,237)

Cumulative Dividend on Series L CV Preferred	-	-	(4,537)	(4,537)

Net loss	-	-	(25,859)	(25,859)

Balance at December 31, 2023	123,156,941	$133,346,959	$(135,934,592)	$(2,587,633)

Cumulative Dividend on Series L CV Preferred	-	-	(4,475)	(4,475)

Net loss	-	-	(29,458)	(29,458)

Balance at March 31, 2024	123,156,941	$133,346,959	$(135,968,525)	$(2,621,566)

Balance at June 30, 2022	123,156,941	$133,236,117	$(135,482,996)	$(2,246,879)

Cumulative Dividend on Series L CV Preferred	-	-	(4,537)	(4,537)

Net loss	-	-	(117,325)	(117,325)

Balance at September 30, 2022	123,156,941	$133,236,117	$(135,604,858)	$(2,368,741)

Cumulative Dividend on Series L CV Preferred	-	-	(4,537)	(4,537)

Stock options expense	-	60,699	-	60,699

Net loss	-	-	(128,961)	(128,961)

Balance at December 31, 2022 #	123,156,941	$133,296,816	$(135,738,356)	$(2,441,540)

Cumulative Dividend on Series L CV Preferred	-	-	(4,438)	(4,438)

Net loss	-	-	(41,390)	(41,390)

Balance at March 31, 2023	123,156,941	$133,296,816	$(135,784,184)	$(2,487,368)

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Cash Flows

(unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2023

Net loss	$(81,162)	$(287,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	-	60,699

Changes in assets and liabilities:
Decrease in royalty receivable	10,610	-
Increase in due from related party	(33)	-
Decrease in prepaid expenses	-	206
Increase in accounts payable and accrued expenses	60,285	147,272
Total adjustments	70,862	208,177

Net cash used in operating activities	(10,300)	(79,499)

Cash flows from financing activities:
Proceeds from promissory notes, related party	9,493	79,009
Net cash provided by financing activities	9,493	79,009

Net (Decrease) in cash and cash equivalents	(807)	(490)

Cash at the beginning of year	1,088	613

Cash at end of the period	$281	$123

Supplemental Disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Promissory notes issued in exchange for settlement of accounts payable	$-	$3,669

See accompanying notes to the unaudited financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2024

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

(2) GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements are prepared assuming the Company will continue as a going concern. As of March 31, 2024, the Company had an accumulated deficit of $135,968,525, a stockholders’ deficit of $2,621,566 and a working capital deficiency of $2,156,078. For the nine months ended March 31, 2024, net loss totaled $81,162. The net cash used in operating activities for the nine months ended March 31, 2024 totaled $10,300. These matters, along with the Company’s lack of any viable business or material financing, raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon acquiring a new business through a reverse merger transaction and generating sales and obtaining additional capital and financing. While the Company believes in the viability of its strategy to acquire a profitable business and raise the necessary financing, there can be no assurances to that effect.

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

March 31, 2024

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended June 30, 2023, contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on September 30, 2024. The results of operations for the nine months ended March 31, 2024, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2024.

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

The Company also receives royalties pursuant to a licensing relationship with Trifoil Imaging. Revenue is recognized in the reporting periods in which royalties are due to the Company. During the nine months ended March 31, 2024 and 2023, there was no income from royalties.

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

Our allowance for doubtful accounts was $850 as of March 31, 2024 and June 30, 2023. These amounts consist of other receivables that have been fully reserved.

(d) Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company. There were no cash equivalents at March 31, 2024 and June 30, 2023.

(e) Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2024

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit of $250,000. March 31, 2024 and June 30, 2023, the Company did not have cash balances in excess of the federally insured limit.

The Company did not have any revenue for the nine months ended March 31, 2024 and 2023.

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

The Company had 3,485,000 and 5,075,000 options vested as of March 31, 2024 and June 30, 2023, respectively and 630,290 and 630,290 options not yet vested as of March 31, 2024 and June 30, 2023, respectively.

The Company had 20 shares of Series L Convertible Preferred Stock outstanding, with each share convertible into 474 shares of common stock as of March 31, 2024 and June 30, 2023.

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

March 31, 2024

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. No stock options were granted during nine months ended March 31, 2024 and 2023. Stock options are being expensed pursuant to ASC 718.

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

The Company has determined that no impairment losses need to be recognized through the nine months ended March 31, 2024 and 2023.

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

March 31, 2024

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

(m) Allowance for Warranties

The Company warrants all products and parts supplied for a period of 12 months from the date of installation or 15 months from the date the products were shipped from IDSI, whichever occurs first. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Based on the Company’s experience, the allowance for warranties was estimated based on the replacement cost of the laser and certain electronic parts. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The Company had no allowance for warranties balance as of March 31, 2024 or June 30, 2023.

(n) Impact of recently issued accounting pronouncements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

(o) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments. After a review of our accounts receivable, the Company has not recorded an allowance for doubtful accounts. The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At March 31, 2024 and June 30, 2023, the aggregate fair value of the Company’s debt obligations approximated its carrying value. The Company relies upon the guidance of ASC 820 (“Fair Value Measurements and Disclosures”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly, transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2024

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

(4) RELATED PARTY TRANSACTIONS

Related party revenues

On March 22, 2018, the Board of Directors approved the execution of two agreements with Xi’an of China, an affiliated Company of IDSI. The agreements are a Know How Transfer Contract and a CTLM® Know How Confidentiality Agreement. The contract, having a term of 20 years, stipulates that Xi’an will pay IDSI a know how transfer fee of 25% of revenue for CTLM® product sales in their territory. There were no such sales during the nine months ended March 31, 2024 and 2023.

Related party fees

Erhfort, LLC earned consulting fees of $5,000 and $51,000 for the nine-month period ended March 31, 2024 and 2023, respectively. Erhfort, LLC regularly reviews the Company’s operations and reports to IDSI’s CEO who lives in China. Erhfort, LLC is a related party because it owns Company common stock directly and indirectly.

David Fong, who served as the Company’s CFO through August 10, 2022 and as a consultant on an as needed basis thereafter, earned consulting fees of $1,800 and $32,545 for the nine-month period ended March 31, 2024 and 2023, respectively. These fees were assigned to his affiliated business, Fong & Associates, LLC.

Related party payables and accrued expenses

As of March 31, 2024 and June 30, 2023, the amount of interest on related party notes due to Erhfort, LLC, which is included in accounts payable, is $298,027 and $239,260, respectively.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2024

(4) RELATED PARTY TRANSACTIONS (Continued)

As of March 31, 2024 and June 30, 2023, the amount of consulting fees due to Erhfort, LLC, which is included in accounts payable, is $209,000 and $204,000, respectively.

As March 31, 2024 and June 30, 2023, the amount of consulting fees due to Fong & Associates, LLC, which is included in accounts payable and accrued expenses, is $328,370 and $331,070, respectively.

As of March 31, 2024 and June 30, 2023, the amount of reimbursable expenses due to Fong & Associates, LLC, which is included in accounts payable, is $1,501 and $6,809, respectively.

As of March 31, 2024 and June 30, 2023, the amount of interest on related party notes due to JM One Holdings, LLC, which is included in accrued expenses, is $14,121 and $11,860, respectively. JM One Holdings, LLC is an entity affiliated with David Fong.

Related party debt

As of March 31, 2024 and June 30, 2023, the amount in promissory notes due to related parties are $773,142 and $763,649, respectively (See Note 11).

(5) ROYALTY RECEIVABLE

On June 16, 2006, the Company entered into a Royalty Agreement with Bioscan Inc. whereby the Company established a licensing relationship with Bioscan which granted Bioscan an exclusive sublicensable, royalty-bearing license to make, use, offer for sale, import and otherwise develop and commercialize products in its territory. Bioscan Inc. was subsequently purchased by TriFoil Imaging. During the nine months ended March 31, 2024 and 2023, there was no royalty income. As of March 31, 2024 and June 30, 2023, the Company had royalty receivable balances of $0 and $10,610, respectively.

(6) INVENTORIES

Inventories consisted of the following:

	March 31, 2024	June 30, 2023

Raw materials consisting of purchased parts, components and supplies	$-	$92,587
Finished goods	-	7,500
Total Inventory	$-	$100,087
Allowance for Obsolete Inventory	-	(100,087)
Net Inventory	$-	$-

Due to the age of the inventory, lack of demand for parts and lack of sales the Company recorded a 100% allowance for all inventory during the year ended June 30, 2017. On October 16, 2023, the Company abandoned all inventory.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2024

(7) PREPAID EXPENSES AND DEPOSITS

The following is a summary of prepaid expenses:

	March 31, 2024	June 30, 2023

Prepaid Software	$-	$-
Rent Security Deposits	53	53
Consulting Retainers	10,000	10,000
Total Prepaid expenses and Deposits	$10,053	$10,053

(8) PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	March 31, 2024	June 30, 2023	Useful life

Computers and Equipment	$-	$12,612	5 years
Third Party Software	-	10,291	5 years
Clinical Equipment	-	15,000	5 years
Total Property & Equipment	$-	$37,903
Less: accumulated depreciation	-	(37,903)
Total Property & Equipment - Net	$-	$-

Depreciation expense for the nine months ended March 31, 2024 and 2023 was $0. On October 16, 2023, the Company abandoned all remaining fully depreciated fixed assets due to its status as a shell company and a lack of operational activities.

(9) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2024 and June 30, 2023, accounts payable and accrued expenses totaled $1,006,354 and $946,069 respectively, which consists of accounts payable of $980,303 and $932,723 and other accrued expenses of $26,051 and $13,346, respectively.

The Company received $10,000 in connection with the LOI with Bright New Vision Inc. entered into on July 7, 2023 (Note 1). This amount was recorded as an accrued expense upon receipt and represents the initial financial commitment for anticipated expenses related to the proposed reverse merger transaction.

(10) ACCRUED PAYROLL TAXES AND PENALTIES

As of March 31, 2024 and June 30, 2023, the Company owed the IRS $314,019. Accrued payroll taxes represent outstanding interest and penalties based on prior management’s failure to pay payroll taxes commencing with the quarter ending March 31, 2010. As part of new management’s restructuring plan, the Company received funds from an accredited investor to be able to make a payment to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting penalty and interest abatement. The amount due at March 31, 2024 of $314,019 represents the interest and penalties. The Company has formally asked the IRS to abate all remaining interest and penalties of $314,019. The Company had a telephone conference on April 18, 2019 with the office of appeals and is waiting for further communications from the appeals officer. As of March 31, 2024, the Company’s tax counsel is in the process of reviewing recent IRS correspondence to determine appeals status and will work towards final resolutions with the IRS on all outstanding liabilities. The Company has decided to wait until all resolutions are final before making any adjustments to the balance of $314,019 owed to the IRS.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2024

(11) PROMISSORY NOTES – RELATED PARTIES

The following table is a summary of the outstanding note balances as of March 31, 2024 and June 30, 2023.

Noteholder	Interest Rate	Maturity Date	March 31, 2024	June 30, 2023
Related Party Notes:
Erhfort, LLC	15%	9/30/24	$100,000	$100,000
Erhfort, LLC	15%	9/30/24	100,000	100,000
JM One Holdings, LLC	15%	9/30/24	20,000	20,000
Erhfort, LLC	15%	9/30/24	100,000	100,000
Erhfort, LLC	15%	9/30/24	100,000	100,000
Erhfort, LLC	15%	9/30/24	100,000	100,000
Erhfort, LLC	15%	9/30/24	10,000	10,000
Erhfort, LLC	15%	9/30/24	10,000	10,000
Erhfort, LLC	0%	On Demand	2,260	2,260
Erhfort, LLC	0%	On Demand	3,669	3,669
Erhfort, LLC	0%	On Demand	1,620	1,620
Erhfort, LLC	0%	On Demand	1,100	1,100
Viable International Investments, LLC	0%	On Demand	7,865	7,865
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	3,000	3,000
Viable International Investments, LLC	0%	On Demand	15,000	15,000
Viable International Investments, LLC	0%	On Demand	30,000	30,000
Viable International Investments, LLC	0%	On Demand	10,000	10,000
Viable International Investments, LLC	0%	On Demand	10,000	10,000
Viable International Investments, LLC	0%	On Demand	10,000	10,000
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	10,000	10,000
Viable International Investments, LLC	0%	On Demand	8,847	8,847
Viable International Investments, LLC	0%	On Demand	12,768	12,768
Viable International Investments, LLC	0%	On Demand	9,988	9,988
Viable International Investments, LLC	0%	On Demand	7,968	7,968
Viable International Investments, LLC	0%	On Demand	6,968	6,968
Viable International Investments, LLC	0%	On Demand	7,786	7,786
Viable International Investments, LLC	0%	On Demand	5,368	5,368
Viable International Investments, LLC	0%	On Demand	5,488	5,488
Viable International Investments, LLC	0%	On Demand	11,568	11,568
Viable International Investments, LLC	0%	On Demand	6,975	6,975
Viable International Investments, LLC	0%	On Demand	411	-
Viable International Investments, LLC	0%	On Demand	1,232	-
Viable International Investments, LLC	0%	On Demand	1,570	-
Viable International Investments, LLC	0%	On Demand	1,570	-
Viable International Investments, LLC	0%	On Demand	1,570	-
Viable International Investments, LLC	0%	On Demand	1,570	-
Viable International Investments, LLC	0%	On Demand	1,570	-
Xi’an IDI	0%	On Demand	10,411	10,411
Total Related Party Notes			$773,142	$763,649

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2024

(11) PROMISSORY NOTES – RELATED PARTIES (Continued)

Erhfort, LLC and Viable International Investments, LLC own Company common stock directly and indirectly. JM One Holdings, LLC is an entity affiliated with the Company’s former CFO. Hence, these debts are considered related party debt. Xi’an IDI is affiliated with IDSI due to a licensing agreement.

During the nine months ended March 31, 2024, the Company received loan proceeds of $9,493 from Viable International Investments, LLC with an annual interest rate of 0%. During the nine months ended March 31, 2023, the Company received loan proceeds of $76,749 from Viable International Investments, LLC and $2,260 from Erhfort, LLC with an annual interest rate of 0%. The Company also converted $3,669 of accounts payables into a loan from Erhfort, LLC with an annual interest rate of 0%, with no gain or loss recorded.

(12) PPP LOAN

The following table is a summary of the outstanding loan balances as of March, 31 2024 and June 30, 2023.

Noteholder	Interest Rate	Maturity Date	March 31, 2024	June 30, 2023
Truist Bank	1%	In Default	$72,930	$72,930
Total			72,930	72,930
Current Portion of Loan			(72,930)	(72,930)
Total Long-term Loan			$-	$-

On May 9, 2020, the Company entered into a loan with Truist Bank, a lender pursuant to the Paycheck Protection Program of the CARES Act as administered by the SBA in the amount of $79,600. The loan, in the form of a promissory note, had an original maturity date of May 1, 2025. No additional collateral or guarantees were provided by the Company for the loan. The PPP loan provides for customary events of default. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, rent payments, mortgage interest and covered utilities during the 24-week period beginning on the date of loan disbursement.  The Company is required to repay the entire amount of outstanding principal, along with accrued interest, as the Company is not eligible for forgiveness. The Company began to make payments, beginning October 2021, including interest accruing at an annual interest rate of 1.0% beginning on the date of disbursement. On May 17, 2022, the Company received a default and demand letter from Truist Bank in regards to the PPP loan due to non-payment. As such the remaining balance of the PPP loan became due immediately. As of March 31, 2024 and June 30, 2023, the Company recorded an accrued interest balance related to the PPP Loan of $1,481 and $926, respectively. The accrued interest is included in accounts payable and accrued expenses on the balance sheet.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2024

(13) CONVERTIBLE PREFERRED STOCK

The following schedule reflects the number of shares of preferred stock that have been issued as of March 31, 2024:

Security	Date Issued	No. of Shares	Amount	Date of Conversion	No. of Shares Converted	Amount Converted	Balance 3/31/2024
Series L Cv Pfd	3/31/2010	35	$350,000	1/6/2011	15	$150,000	$200,000
Dividends							265,488
				Total redemption value			$465,488
Total Series M Cv Pfd	Various	600	$6,000,000	1/6/2011	600	$6,000,000	$-0-
Dividends							-0-
				Total redemption value			$-0-

Series L Convertible Preferred Stock

On March 31, 2010, a private investor converted a $350,000 short-term promissory note into 35 shares of Series L Convertible Preferred Stock. The original purchase price/stated value is $10,000 per share and dividends accrue at an annual rate of 9%. The preferred stock is convertible into 474 shares of common stock for each share of preferred stock. On January 6, 2011, the private investor converted 15 shares of Series L Convertible Preferred Stock representing a principal value of $150,000. After the conversion, the private investor held 20 shares representing a principal value of $200,000. The remaining principal value of $200,000 is presented on the balance sheet as temporary equity, as the holder has the option to redeem for cash at any time. At March 31, 2024 and June 30, 2023, there were 20 shares of Series L Convertible Preferred Stock outstanding. At March 31, 2024 and June 30, 2023, the balance of cumulative dividends owed to the investor which is included in redemption value was $264,488 and $251,939, respectively. The total presented on the balance sheet as temporary equity is $465,488 as of March 31, 2024 and $451,939 as of June 30, 2023.

Series M Convertible Preferred Stock

The Company had previously sold 600 Series M Convertible Preferred Stock to Viable International Investments, LLC, a Florida limited liability company, (“Viable”). Each share of the Series M Preferred Stock was convertible into 147,283 shares of Common Stock. In the event of a liquidation, the holders of the Series M Preferred Stock would have been entitled to receive, prior to any distribution of assets to holders of Common Stock or other class of capital stock or other equity securities of the Corporation, $10,000 per share of Series M Preferred Stock held plus accrued but unpaid dividends. The holders of the Series M Preferred Stock would have had identical voting rights as any holder of Common Stock and would have voted together, not as separate classes. The original purchase price/stated value of each share of Series M Preferred Stock was $10,000 and Viable was be entitled to receive cumulative dividends at the fixed rate of 9% of the stated value per share per annum. On November 21, 2017, Viable converted 3 shares of its Series M Preferred Stock to 441,878 shares of restricted common stock. On April 18, 2017, Viable converted 6 shares of its Series M Preferred Stock to 883,696 shares of restricted common stock, and on August 7, 2018, Viable converted its remaining 591 shares of Series M Preferred Stock into 87,044,089 shares of restricted common stock. At March 31, 2024 and June 30, 2023, there were 0 shares Series M Preferred Stock outstanding. At March 31, 2024 and June 30, 2023, the balance of Series M Preferred Stock was $0.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2024

(14) COMMON STOCK

The Company has 500,000,000 of common shares no par value authorized and 2,000,000 of no par preferred shares authorized.

The Company did not issue any shares of common or preferred stock during the nine months ended March 31, 2024 and 2023.

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

	As of March 31, 2024	As of June 30, 2023
Expected volatility	20% to 44%	20% to 44%
Expected term	0.09 to 2.08 Years	0.5 to 2.83 Years
Risk-Free interest rate	0.05% to 1.55%	0.05% to 2.49%
Forfeiture rate	0.00%	0.00%
Expected dividend rate	0.00%	0.00%

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2024

(15) STOCK OPTIONS (Continued)

At March 31, 2024, the Company has unvested and vested options under the 2016 Plan with exercise prices that range from a low of $.20 per share to a high of $.51 per share. The following table summarizes information about all of the stock options granted, exercised, expired and cancelled under the 2016 Plan at March 31, 2024 and June 30, 2023:

Employees/Consultants	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2022	11,205,290	$0.30	1.39 Years	$-
Granted	-	$-
Expired	(5,500,000)	$(0.20)
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2023	5,705,290	$0.40	1.50 Years	$-
Granted	-	$-
Expired	(1,590,000)	$(0.20)
Exercised	-	$-
Cancelled	-	$-
Outstanding at March 31, 2024	4,115,290	$0.48	1.13 Years	$-

The following table summarizes information about vested and unvested options under the 2016 Plan at March 31, 2024 and June 30, 2023. For the nine months ended March 31, 2024 and 2023 the Company recognized expenses for options that vested of $0 and $60,699, respectively:

Employees/Consultants	Unvested	Vested and Exercisable	Total
Outstanding at June 30, 2022	1,505,290	9,700,000	11,205,290
Granted	-	-	-
Vested and Exercisable	(875,000)	875,000	-
Cancelled	-	-	-
Expired	-	(5,500,000)	(5,500,000)
Outstanding at June 30, 2023	630,290	5,075,000	5,705,290
Granted	-	-	-
Vested and Exercisable	-	-	-
Cancelled	-	-	-
Expired	-	(1,590,000)	(1,590,000)
Outstanding at March 31, 2024	630,290	3,485,000	4,115,290

Unvested options will be expensed under the Black-Scholes options-pricing model when they vest. As March 31, 2024 remaining options to be expensed when vested over the next year are estimated to be $68,185.

At March 31, 2024, the Company has issued options pursuant to six different stock option plans, the most recent being the 2016 Plan. All the options for the previous five plans through and including the 2012 Non-Statutory Plan have expired.

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2024

(15) STOCK OPTIONS (Continued)

The tables below summarize information about these five plans:

Employees/Consultants	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2022	12	$350	0.11 Years	$-
Granted	-	$-
Exercised	-	$-
Cancelled	(12)	$(350)
Outstanding at June 30, 2023	-	$-	-	$-
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at March 31, 2024	-	$-	-	$-

Vested & Exercisable Stock Options	March 31, 2024	June 30, 2023
Employee 2016 Equity Plan	-	-
Director 2016 Equity Plan	-	-
Employee Other Plans	-	-
Directors and Consultants Other Plans	-	-
Total	-	-

The table below summarizes information about all stock options outstanding as of March 31, 2024:

	Outstanding Options			Vested Options
Range of Exercise price	Number Outstanding at March 31, 2024	Weighted Averaged Exercise Price	Weighted Averaged Remaining Life (Years)	Number Exercisable at March 31, 2024	Weighted Averaged Exercise Price	Weighted Averaged Remaining Life (Years)
$0.20 - $0.51	4,115,290	$0.48	1.13	3,485,000	$0.48	1.02
Total Outstanding options	4,115,290	$0.48	1.13	3,485,000	$0.48	1.02

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

March 31, 2024

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

During fiscal 2018, as part of new management’s restructuring plan, the Company received funds from an accredited investor to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting abatement of penalties and interest totaling $314,019. As of March 31, 2024, the Company’s tax counsel is in the process of reviewing the relevant IRS correspondence to determine appeals status and will work towards final resolutions with the IRS on all outstanding liabilities. The Company has decided to wait until all resolutions are final before making any adjustments to the balance of $314,019 owed to the IRS.

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

IMAGING DIAGNOSTIC SYSTEMS, INC

Notes to Unaudited Financial Statements

March 31, 2024

(17) SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q for the period ended March 31, 2024, contains “forward-looking statements” within the meaning of the federal securities laws and use terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “projects”, “potential,” or “continue,” or the negative or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. These forward-looking statements involve substantial risks and uncertainties, and actual results could differ materially from those discussed and anticipated in such statements These forward-looking statements represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate a merger transaction to bring a new business into the Company; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor and financial resources; technological changes and competition; our ability to establish and maintain adequate internal controls; changes in general economic conditions; legal claims and regulatory changes; our ability to develop and maintain a market in our securities; and our ability to obtain financing, if and when needed, on terms that are acceptable. There are also many known and unknown risks, uncertainties and other factors, including, but not limited to, the risk factors detailed from time to time in our Securities and Exchange Commission filings that may cause these assumptions to prove incorrect and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described above and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed on September 30, 2024. All forward-looking statements and risk factors included in this Form 10-Q report and in the Form 10-K report are made as of the date of the relevant disclosure document based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statements or risk factors. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. Since our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements.

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

As of the date of this quarterly report on Form 10-Q for the nine months ended March 31, 2024, we have had no revenues from our operations and have incurred net losses applicable to common shareholders since inception through March 31, 2024 of $135,968,525 after discounts and dividends on preferred stock. We incurred net losses applicable to common shareholders of $94,711 for the nine months ended March 31, 2024 and $301,188 for the nine months ended March 31, 2023.

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

Our financial statements have been prepared assuming that we will continue as a going concern. For the quarter ended March 31, 2024, we have incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 “Going Concern and Management’s Plans”, in the Notes to the Financial Statements. The accompanying financial statements for the quarter ended March 31, 2024, do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, we analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. During the nine months ended March 31, 2024 and 2023, no stock options were granted to employees or consultants. Those options are being expensed pursuant to ASC 718.

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

RESULTS OF OPERATIONS

Sales and Cost of Sales

Revenues during the three months ended March 31, 2024 and 2023 were $0.

The Cost of Sales during the three months ended March 31, 2024 and 2023 was $0.

Revenues during the nine months ended March 31, 2024 and 2023 were $0.

The Cost of Sales during the nine months ended March 31, 2024 and 2023 was $0.

During the three and nine months ended March 31, 2024 and 2023, the Company did not engage in any operational activities aimed at generating revenue.

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

General and administrative expenses during the three months ended March 31, 2024, were $2,553, representing a decrease of $12,670 or 83% from $15,223 during the three months ended March 31, 2023.

The general and administrative decrease of $12,669 is due primarily to less legal and filing fees during the three months ended March 31, 2024, as the Company did not timely file the 2024 second quarter Form 10-Q.

General and administrative expenses during the nine months ended March 31, 2024, were 9,814, representing a decrease of $67,169 or 87% from $76,983 during the nine months ended March 31, 2023.

The general and administrative decrease of $67,169 is due to having less legal and filing fees during the nine months ended March 31, 2024, as the Company did not timely file the fiscal 2023 Form 10-K or the 2024 first and second quarter Form 10-Q.

SALARIES AND WAGES

Our salaries and wages expenses include compensation, related benefits, payroll taxes and other payroll fees for all employees.

Salaries and wages expense during the three months ended March 31, 2024 and 2023 was $0.

Salaries and wages expense during the nine months ended March 31, 2024 and 2023 was $0.

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

Research and development were $0 for the three and nine months ended March 31, 2024 and 2023.

Research and development costs of $0 was due to the lack of business activity during the three and nine months ended March 31, 2024 and 2023.

SALES AND MARKETING

Our sales and marketing expenses consist primarily of expenses associated with advertising and promotion, representative office expense, trade shows, conferences, promotional and training costs related to marketing the CTLM®, commissions, travel/subsistence, patent maintenance fees, consulting, certification expenses, and product liability insurance.

Sales and marketing expenses during the three months ended March 31, 2024, were $126, representing an increase of $2 or 2% from $124 during the three months ended March 31, 2023.

Sales and marketing expenses during the nine months ended March 31, 2024, were $706, representing an increase of $76 or 12% from $630 during the nine months ended March 31, 2023.

All sales and marketing expenses during both the three and nine months ended March 31, 2024 and 2023 were related to fees for maintaining our website. The difference relates to variations in website related fees between the two periods.

CONSULTING EXPENSES

Our consulting expenses consists of all consulting fees paid as well as share-based compensation issued to our consultants. Our share-based compensation expense consists of vested stock options expensed under the Black-Scholes options pricing model.

Consulting expenses for the three months ended March 31, 2024, were $6,400, representing an increase of $512 or 9% from $5,888 during the three months ended March 31, 2023.

The increase in consulting expenses during the three months ended March 31, 2024 is due to a consulting fee of $5,000 to paid to Erhfort, LLC.

Consulting expenses for the nine months ended March 31, 2024, were $9,060, representing a decrease of $139,644 or 94% from $148,704 during the nine months ended March 31, 2023.

The decrease in consulting expenses is due to reduced activity during the nine months ended March 31, 2024. During the nine months ended March 31, 2023, Erhfort, LLC received $8,500 per month in consulting fees through December 2023. Fong & Associates, LLC received $8,500 in July 2022, but transitioned to as needed basis thereafter. Erhfort, LLC received consulting fees of $5,000, and Fong & Associates, LLC received only a nominal amount during the three and nine months ended March 31, 2024. Stock option expenses also decreased during the three and nine months ended March 31, 2024, due to a greater portion of options having already vested in prior periods.

AGGREGATE OPERATING EXPENSES

Total operating expenses (general and administrative, salaries and wages, research and development, sales and marketing, depreciation and amortization, and stock options) and cost of sales during the three months ended March 31, 2024, were $9,079, representing a decrease of $12,156 or 57% from $21,235 when compared to the operating expenses and cost of sales during the three months ended March 31, 2023.  The decrease in operating expenses is primarily due to a decrease in general and administrative expenses during the three months ended March 31, 2024.

Depreciation and amortization during the three months ended March 31, 2024 and 2023, was $0. All fixed assets are fully depreciated.

Interest expense during the three months ended March 31, 2024, was $20,379, representing an increase of $224 or 1% from $20,155 during the three months ended March 31, 2023. Although the amount of outstanding debt at March 31, 2024 was higher, the more recent debt were 0% interest loans, which is why the amount of interest expense was similar.

Total operating expenses (general and administrative, salaries and wages, research and development, sales and marketing, depreciation and amortization, and stock options) and cost of sales during the nine months ended March 31, 2024, were $19,580, representing a decrease of $185,502 or 90% from $205,082 when compared to the operating expenses and cost of sales during the nine months ended March 31, 2023.  The decrease in operating expenses is primarily due to a decrease in consulting fees and general and administrative expenses during the nine months ended March 31, 2024.

Depreciation and amortization during the nine months ended March 31, 2024 and 2023, was $0. All fixed assets are fully depreciated.

Interest expense during the nine months ended March 31, 2024, was $61,582, representing an increase of $223 or less than 1% from $61,359 during the nine months ended March 31, 2023. Although the amount of outstanding debt at March 31, 2024 was higher, the more recent debt were 0% interest loans, which is why the amount of interest expense was similar.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $281 at March 31, 2024 and $1,088 at June 30, 2023.

Our inventory, which consists of raw materials, work in process (including completed units under testing), and finished goods totaled $0 at March 31, 2024 and $100,087 at June 30, 2023.  Raw materials used for research and development or other purposes are expensed and not included in inventory. The net inventory is $0 at March 31, 2024 and June 30, 2023 because the Company has recorded an allowance for obsolete inventory for the entire value of the inventory due to lack of demand for parts and lack of sales. On October 16, 2023, the Company abandoned all remaining inventory.

Our property and equipment, net, totaled $0 at March 31, 2024 and June 30, 2023. On October 16, 2023, the Company abandoned all remaining fully depreciated fixed assets.

Our current liabilities, which consist of accounts payable, accrued payroll taxes and penalties, short term debt, and current portion of long-term debt, totaled $2,166,445 at March 31, 2024 and $2,096,667 at June 30, 2023. Accounts payable and accrued expenses totaled $1,006,354 at March 31, 2024 and $946,069 at June 30, 2023. Accrued payroll taxes and penalties totaled $314,019 at March 31, 2024 and June 30, 2023. Promissory notes totaled $773,142 at March 31, 2024 and $763,649 at June 30, 2023. The current portion of long-term debt was $72,930 at March 31, 2024 and $72,930 at June 30, 2023. Current liabilities increased primarily due to accounts payable and accrued expenses increasing by $50,285 and promissory notes increasing by $9,493.

Our temporary equity, which consists of Convertible Preferred Series L (including accrued dividends), totaled $465,488 at March 31, 2024 and $451,939 at June 30, 2023. The increase of $13,549 is due to dividends for the nine months ended March 31, 2024 that are being included in the total redemption value.

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

We have financed our operating and research and development activities through multiple private placements of common stock as well as short term loans from related parties.  During the nine months ended March 31, 2024, we received $9,493 through short-term related party loans. During the nine months ended March 31, 2023, we received $79,009 through short-term related party loans. We also converted $3,669 of accounts payables to a short-term related party loan during the nine months ended March 31, 2023.

Net cash used in operating activities was $10,300 for the nine months ended March 31, 2024, compared to net cash used in operating activities and product development of the CTLM® and related software development of $79,499 during the nine months ended March 31, 2023.  At March 31, 2024, we had negative working capital of $2,156,078 compared to negative working capital of $2,074,916 at June 30, 2023.

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

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed on September 30, 2024, includes a detailed discussion of our risk factors. The risks described in our Form 10-K Report are not the only risks facing IDSI. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. For the nine months ended March 31, 2024, there were no material changes in risk factors as previously disclosed in our Form 10-K.

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