Form 10-K
period 2024-06-30
IMAGING DIAGNOSTIC SYSTEMS INC /FL/
filed 2024-09-30
CIK 790652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

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

As of the date of this annual report on Form 10-K for the year ended June 30, 2024, we have had no substantial revenues from our operations and have incurred net losses applicable to common shareholders since inception through June 30, 2024 of $136,050,463 after discounts and dividends on preferred stock. We incurred net losses applicable to common shareholders of $176,649 for the year ended June 30, 2024 and $390,818 for the year ended June 30, 2023.

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

Our financial statements have been prepared assuming that we will continue as a going concern. For the fiscal year ended June 30, 2024, we have incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 “Going Concern and Management’s Plans”, in the Notes to the Financial Statements. The accompanying financial statements for the Fiscal Year ended June 30, 2024, do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2024, the Company had an accumulated deficit of $136,050,463 and negative working capital of $2,183,398. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s continuation as a going concern is solely dependent upon our ability to consummate a reverse merger transaction or to raise financing from third parties. There is no assurance that the Company will be successful in doing so. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, we analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. No stock options were granted during the year ended June 30, 2024 or 2023. These options are being expensed pursuant to ASC 718.

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

Years Ended June 30, 2024 and June 30, 2023

SALES AND COST OF SALES

Revenues during the years ended June 30, 2024 and 2023, were $0 and $10,610, respectively.

Our cost of sales during both years ended June 30, 2024 and 2023 was $0.

During fiscal 2024 and 2023, the Company did not engage in any operational activities aimed at generating revenue. The only income received in fiscal year 2023 was derived from royalty payments pursuant to an ongoing licensing agreement with Trifoil Imaging, established in 2006.

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

General and administrative expenses during the year ended June 30, 2024 were $4,699, representing a decrease of $83,193 or 95% from $87,892, during the year ended June 30, 2023.

The general and administrative expenses decrease of $83,193 is due primarily to the lack of filing and legal fees during fiscal 2024 as the Company did not timely file the fiscal 2023 Form 10-K or the 2024 first, second, and third quarter Form 10-Q.

We do not expect a material change in our general and administrative expenses until we realize a significant increase in revenue from the sale of our product.

SALARIES AND WAGES

Our salaries and wages expenses include compensation, related benefits, payroll taxes and other payroll fees for all employees.

Salaries and wages expense during the years ended June 30, 2024 and 2023, was $0.

The lack of salaries and wages is due to the Company’s decision to furlough all employees on May 1, 2020 in response to the COVID-19 crisis. Some of these individuals have worked as independent contractors on an as-needed basis.

RESEARCH AND DEVELOPMENT

Until the fourth quarter of fiscal 2023, we incurred research and development expenses to develop significant enhancements to our sole product, the CTLM®. These expenses consisted primarily of clinical costs, costs of materials and components to make product enhancements, new product research costs, and costs associated with servicing clinical collaboration sites.

Research and development expenses during the year ended June 30, 2024 were $0, representing a decrease of $91 from $91, during the year ended June 30, 2023.

The lack of any substantial research and development expenses during fiscal 2024 and 2023 was due to the Company’s lack of operational activities.

SALES AND MARKETING

Our sales and marketing expenses have consisted primarily of expenses associated with advertising and promotion, representative office expense, trade shows, conferences, promotional and training costs related to marketing the CTLM®, commissions, travel/subsistence, patent maintenance fees, consulting, certification expenses, and product liability insurance.

Sales and marketing expenses during the year ended June 30, 2024 were $1,035, representing an increase of $321 or 45% from $714, during the year ended June 30, 2023.

All sales and marketing expenses during fiscal 2024 and 2023 were related to fees for maintaining our website. Variations in these expenses reflect fluctuations in website maintenance costs between the two periods.

CONSULTING EXPENSES

Our consulting expenses consist of all consulting fees paid as well as share-based compensation issued to our consultants. Our share-based compensation expense consists of vested stock options expensed under the Black-Scholes options pricing model.

Consulting expenses for the year ended June 30, 2024 were $70,928, representing a decrease of $142,064 or 67% from $212,992, during the year ended June 30, 2023.

The decrease in consulting expenses for fiscal 2024 is due to reduced activity during the year ended June 30, 2024. Erhfort, LLC received $8,500 per month in consulting fees through December 2023. Fong & Associates, LLC received $8,500 in July 2022, but transitioned to an as-needed basis thereafter. Erhfort, LLC received consulting fees of $5,000, and Fong & Associates, LLC received only a nominal amount during the year ended June 30, 2024. Stock option expenses also decreased during the year ended June 30, 2024, due to a greater portion of options having already vested in prior periods.

AGGREGATE OPERATING EXPENSES

Total operating expenses (general and administrative, salaries and wages, research and development, sales and marketing, depreciation and amortization, consulting, and bad debt) and cost of sales during the year ended June 30, 2024 were $76,662, representing a decrease of $225,027 or 75% from $301,689 when compared to the operating expenses and cost of sales during the year ended June 30, 2023.  The overall decrease in expenses is due primarily to the reduction of consulting and general and administrative expenses during fiscal 2023.

Depreciation and amortization expenses during the years ended June 30, 2024 and 2023 were $0. All fixed assets are fully depreciated and no additions were made during either fiscal year.

Interest expense during the fiscal year ended June 30, 2024 was $81,963, representing an increase of $224 of less than 1% from $81,739, during the year ended June 30, 2023. Although the amount of outstanding debt at June 30, 2024 was higher than June 30, 2023, the more recent debt were 0% interest loans, which is why the amount of interest expense did not change significantly.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $66 at June 30, 2024 and $1,088 at June 30, 2023.

Our inventory, which consists of raw materials, work in process (including completed units under testing), and finished goods totaled $0 at June 30, 2024 and $100,087 at June 30, 2023.  Raw materials used for research and development or other purposes are expensed and not included in inventory. The net inventory is $0 for fiscal 2024 and 2023 because the Company has booked a reserve for the entire value of the inventory due to lack of demand for parts and lack of sales. On October 16, 2023, the Company abandoned all remaining inventory.

Our property and equipment, net, totaled $0 at June 30, 2024 and June 30, 2023.  All property and equipment had been fully depreciated prior to fiscal 2023 and no new property and equipment were purchased during fiscal 2023 or 2024. On October 16, 2023, the Company abandoned all remaining fully depreciated fixed assets.

Our current liabilities, which consist of accounts payable, accrued payroll taxes and penalties, short term debt, and convertible debt, totaled $2,183,639 at June 30, 2024 and $2,096,667 at June 30, 2023. Accounts payable and accrued expenses totaled $1,018,838 at June 30, 2024 and $946,069 at June 30, 2023. Accrued payroll taxes and penalties totaled $314,019 at June 30, 2024 and $314,019 at June 30, 2023. Related party promissory notes totaled $777,852 at June 30, 2024 and $763,649 at June 30, 2023. The current portion of long-term debt was $72,930 at June 30, 2024 and $72,930 at June 30, 2023. Current liabilities increased primarily due to accounts payable and accrued expenses increasing by $72,769, related party promissory notes payable increasing by $14,203.

Our long-term liabilities, which consist of long-term loans payable totaled $0 at June 30, 2024 and $0 at June 30, 2023.

Our temporary equity, which consists of Convertible Preferred Series L (including accrued dividends), totaled $469,963 at June 30, 2024 and $451,939 at June 30, 2023. The increase of $18,024 is due to accrued dividends for fiscal 2024 that are being included in the total redemption value.

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

We have financed our operating and research and development activities through multiple private placements of common stock as well as short term loans from related parties. During fiscal 2024, we received proceeds of $14,203 through short-term related party loans. During fiscal 2023, we received $88,704 through short-term related party loans. We also converted $3,669 of accounts payables to a short-term related party loan during fiscal 2023.

Net cash used for operating activities, was $15,225 during fiscal 2024, compared to net cash used by operating activities and product development of the CTLM® and related software development of $88,229 during fiscal 2023.  At June 30, 2024, we had negative working capital of $2,183,398 compared to negative working capital of $2,074,916 at June 30, 2023.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Imaging Diagnostic Systems, Inc. (the Company) as of June 30, 2024 and 2023, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period then ended June 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as of June 30, 2024, the Company had an accumulated deficit of $136,050,463 and a stockholder’s deficit of $2,653,361. For the year ended June 30, 2023, net loss totaled $158,625 and a net cash used in operating activities of $15,225. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Balance Sheets

	June 30, 2024	June 30, 2023
Assets
Current assets:
Cash	$66	$1,088
Royalty receivable	-	10,610
Due from related party, net of allowance	122	-
Prepaid expenses and deposits	53	10,053

Total current assets	241	21,751

Total assets	$241	$21,751

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,018,838	$946,069
Accrued payroll taxes and penalties	314,019	314,019
Promissory notes, related parties	777,852	763,649
PPP loan payable	72,930	72,930

Total current liabilities	2,183,639	2,096,667

Total liabilities	2,183,639	2,096,667

Commitment and Contingencies (Note 17)

Temporary equity
Convertible Preferred Series L	469,963	451,939

Total temporary equity	469,963	451,939

Stockholders’ Deficit:

Preferred stock, no par, 2,000,000 shares authorized Convertible preferred stock, Series M, 600 at June 30, 2024 and June 30, 2023	-	-
Common stock, no par value, 500,000,000 shares authorized, 123,156,941 and 123,156,941 shares issued and outstanding June 30, 2024 and June 30, 2023, respectively	133,397,102	133,346,959
Accumulated Deficit	(136,050,463)	(135,873,814)

Total stockholders’ deficit	(2,653,361)	(2,526,855)

Total liabilities and stockholders’ deficit	$241	$21,751

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Operations

	Year Ended	Year Ended
	June 30, 2024	June 30, 2023

Total Revenue	$-	$10,610

Cost of Sales	-	-

Gross Profit	-	10,610

Operating Expenses:
General and administrative	4,699	87,892
Research and development	-	91
Sales and marketing	1,035	714
Consulting expenses (including share-based compensation)	70,928	212,992
Total Operating Expenses	76,662	301,689

Operating Loss	(76,662)	(291,079)

Other Expense

Interest expense	(81,963)	(81,739)
Total Other Expense	(81,963)	(81,739)
Net Loss	(158,625)	(372,818)

Preferred Stock Dividends	(18,024)	(18,000)
Net Loss Available to Common Stockholders	$(176,649)	$(390,818)

Net Loss per common share:
Basic and diluted	$-	$-
Weighted average number of common shares outstanding:
Basic and diluted	123,156,941	123,156,941

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Changes in Stockholders’ Deficit

For the years ended June 30, 2024 and 2023

	Common Stock			Total
	Number of		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit

Balance at June 30, 2023	123,156,941	$133,346,959	$(135,873,814)	$(2,526,855)

Cumulative Dividend on Series L CV Preferred	-	-	(18,024)	(18,024)

Stock options expense	-	50,143	-	50,143

Net loss	-	-	(158,625)	(158,625)

Balance at June 30, 2024	123,156,941	$133,397,102	$(136,050,463)	$(2,653,361)

Balance at June 30, 2022	123,156,941	$133,236,117	$(135,482,996)	$(2,246,879)

Cumulative Dividend on Series L CV Preferred	-	-	(18,000)	(18,000)

Stock options expense	-	110,842	-	110,842

Net loss	-	-	(372,818)	(372,818)
Balance at June 30, 2023	123,156,941	$133,346,959	$(135,873,814)	$(2,526,855)

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Statements of Cash Flows

	Year Ended	Year Ended
	June 30, 2024	June 30, 2023

Net loss	$(158,625)	$(372,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	50,143	110,842

Changes in assets and liabilities:
(Increase) decrease in royalty receivable	10,610	(10,610)
(Increase) in due from related party (gross)	(122)	-
Decrease in prepaid expenses	10,000	1,936
Increase in accounts payable and accrued expenses	72,769	182,421
Total adjustments	143,400	284,589

Net cash used in operating activities	(15,225)	(88,229)

Cash flows from financing activities:
Proceeds from promissory notes, related party	14,203	88,704
Net cash provided by financing activities	14,203	88,704

Net Increase (decrease) in cash and cash equivalents	(1,022)	475

Cash at the beginning of year	1,088	613

Cash at the end of year	$66	$1,088

Supplemental Disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Promissory notes issued in exchange for settlement of accounts payable	$-	$3,669

See accompanying notes to the financial statements

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2024 and 2023

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

The accompanying financial statements are prepared assuming the Company will continue as a going concern. As of June 30, 2024, the Company had an accumulated deficit of $136,050,463 a stockholders’ deficit of $2,653,361, and a working capital deficiency of $2,183,398. For the year ended June 30, 2024, net loss totaled $158,625. The net cash used in operating activities for the year ended June 30, 2024 totaled $15,225. These matters, along with the Company’s lack of any viable business or material financing, raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon acquiring a new business through a reverse merger transaction and generating sales and obtaining additional capital and financing. While the Company believes in the viability of its strategy to acquire a profitable business and raise the necessary financing, there can be no assurances to that effect.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2024 and 2023

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company also receives royalties pursuant to a licensing relationship with Trifoil Imaging. Revenue is recognized in the reporting periods in which royalties are due to the Company. During the year ended June 30, 2024, there was no income from royalties. During the year ended June 30, 2023 the Company recognized $10,610 in revenue from royalties.

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

Our allowance for doubtful accounts was $850 as of June 30, 2024 and June 30, 2023. These amounts consist of other receivables that have been fully reserved.

(d) Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company. There were no cash equivalents at June 30, 2024 and June 30, 2023.

(e) Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation limit of $250,000. At June 30, 2024 and June 30, 2023, the Company had $0 in excess of the federally insured limit.

The Company did not have any revenue for the year ended June 30, 2024. The Company received revenues of $10,610 for the year ended June 30, 2023.

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

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2024 and 2023

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

The Company had 3,500,000 and 5,075,000 options vested and as of June 30, 2024 and June 30, 2023, respectively and 255,290 and 630,290 options not yet vested as of June 30, 2024 and June 30, 2023, respectively.

The Company had 20 shares of Series L Convertible Preferred Stock outstanding, with each share convertible into 474 shares of common stock as of June 30, 2024 and June 30, 2023.

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

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. No stock options were granted during the years ended June 30, 2024 and June 30, 2023. Stock options are being expensed pursuant to ASC 718.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2024 and 2023

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

The Company has determined that no impairment losses need to be recognized through the years ended June 30, 2024 and 2023.

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

June 30, 2024 and 2023

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m) Allowance for Warranties

The Company warrants all products and parts supplied for a period of 12 months from the date of installation or 15 months from the date the products was/were shipped from IDSI, whichever occurs first. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Based on the Company’s experience, the allowance for warranties was estimated based on the replacement cost of the laser and certain electronic parts. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The Company had no allowance for warranties balance as of June 30, 2024 and 2023.

(n) Impact of recently issued accounting pronouncements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

(o) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, receivables, accounts payable, short-term debt and accrued liabilities approximated their fair values due to the short maturity of these instruments. After a review of our accounts receivable, the Company has not recorded an allowance for doubtful accounts. The fair value of the Company’s debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At June 30, 2024 and 2023, the aggregate fair value of the Company’s debt obligations approximated its carrying value. The Company relies upon the guidance of ASC 820 (“Fair Value Measurements and Disclosures”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly, transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

June 30, 2024 and 2023

(4)	RELATED PARTY TRANSACTIONS

Related party revenues

On March 22, 2018, the Board of Directors approved the execution of two agreements with Xi’an of China, an affiliated Company of IDSI. The agreements are a Know How Transfer Contract and a CTLM® Know How Confidentiality Agreement. The contract, having a term of 20 years, stipulates that Xi’an will pay IDSI a know how transfer fee of 25% of revenue for CTLM® product sales in their territory. There were no such sales during the years ended June 30, 2024 and 2023.

Related party fees

Erhfort, LLC earned a consulting fee of $5,000 for the year ended June 30, 2024 and $51,000 for the year ended June 30, 2023. Erhfort, LLC regularly reviews the Company’s operations and reports to IDSI’s CEO, Chunming Zhang, who lives in China. Erhfort, LLC is a related party because it owns Company common stock directly and indirectly.

David Fong, who served as the Company’s CFO through August 10, 2022 and as a consultant on an as-needed basis thereafter, earned consulting fees of $2,400 for the year ended June 30, 2024 and $45,070 for the year ended and 2023. These fees were assigned to his affiliated business, Fong & Associates, LLC.

Related party payables and accrued expenses

As of June 30, 2024 and June 30, 2023, the amount of interest on related party notes due to Erhfort, LLC, which is included in accounts payable, is $317,473 and $239,260, respectively.

As of June 30, 2024 and June 30, 2023, the amount of consulting fees due to Erhfort, LLC, which is included in accounts payable, is $209,000 and $204,000, respectively.

As of June 30, 2024 and June 30, 2023, the amount of consulting fees due to Fong & Associates, LLC, which is included in accounts payable, is $328,970 and $331,070, respectively.

As of June 30, 2024 and June 30, 2023, the amount of reimbursable expenses due to Fong & Associates, LLC, which is included in accounts payable, is $1,785 and $6,809, respectively.

As of June 30, 2024 and June 30, 2023, the amount of interest on related party notes due to JM One Holdings, LLC, which is included in accrued expenses, is $14,868 and $11,860, respectively. JM One Holdings, LLC is an entity affiliated with the Company’s former CFO, David Fong.

Related party debt

As of June 30, 2024 and June 30, 2023, the amount in promissory notes due to related parties are $777,852 and $763,649, respectively (See Note 11).

(5)	ROYALTY RECEIVABLE

On June 16, 2006, the Company entered into a Royalty Agreement with Bioscan Inc. whereby the Company established a licensing relationship with Bioscan which granted Bioscan an exclusive sublicensable, royalty-bearing license to make, use, offer for sale, import and otherwise develop and commercialize products in its territory. Bioscan Inc. was subsequently purchased by TriFoil Imaging. During the year ended June 30, 2024, there was no income from royalties. During the year ended June 30, 2023, the Company received $10,610 in royalty revenue. As of June 30, 2024 and 2023, the Company had royalty receivable balances of $0 and $10,610, respectively.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2024 and 2023

(6)	INVENTORIES

Inventories consisted of the following:

	June 30, 2024	June 30, 2023

Raw materials consisting of purchased parts, components and supplies	$-	$92,587
Finished goods	-	7,500
Total Inventory	$-	$100,087
Allowance for Obsolete Inventory	-	(100,087)
Net Inventory	$-	$-

Due to the age of the inventory, lack of demand for parts and lack of sales the Company recorded a 100% allowance for all inventory during the year ended June 30, 2017. On October 16, 2023, the Company abandoned all inventory.

(7)	PREPAID EXPENSES AND DEPOSITS

The following is a summary of prepaid expenses:

	June 30, 2024	June 30, 2023

Prepaid Software	$-	$-
Rent Deposits	53	53
Consulting Retainers	-	10,000
Total Prepaid expenses	$53	$10,053

(8)	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation:

	June 30, 2024	June 30, 2023	Useful life

Computers and Equipment	$-	$12,612	5 years
Third Party Software	-	10,291	5 years
Clinical Equipment	-	15,000	5 years
Total Property & Equipment	$-	$37,903
Less: accumulated depreciation	-	(37,903)
Total Property & Equipment - Net	$-	$-

Depreciation expense for the years ended June 30, 2024 and 2023 was $0. On October 16, 2023, the Company abandoned all remaining fully depreciated fixed assets due to its status as a shell company and a lack of operational activities.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2024 and 2023

(9)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2024 and 2023, accounts payable and accrued expenses totaled $1,018,838 and $946,069, respectively, which consists of accounts payable of $1,000,077 and $932,723, and other accrued expenses of $18,761 and $13,346, respectively.

The Company received $10,000 in connection with the LOI with Bright New Vision Inc. entered into on July 7, 2023 (Note 1). This amount was recorded as an accrued expense upon receipt and represents the initial financial commitment for anticipated expenses related to the proposed reverse merger transaction. Since the proposed reverse merger did not proceed, the $10,000 was subsequently recorded as a credit to general and administrative expenses on June 30, 2024.

(10)	ACCRUED PAYROLL TAXES AND PENALTIES

As of June 30, 2024 and June 30, 2023, the Company owed the IRS $314,019 and $314,019, respectively. Accrued payroll taxes represent outstanding interest and penalties based on prior management’s failure to pay payroll taxes commencing with the quarter ending March 31, 2010. As part of new management’s restructuring plan, the Company received funds from an accredited investor to be able to make a payment to pay off the payroll tax portion of the amount owed to the IRS. The Company engaged tax counsel to manage the settlement and payment. On June 27, 2018, the IRS provided counsel with a payoff calculation table indicating that the balance of taxes due was $381,224. On June 29, 2018, Viable International Investments LLC provided a bank check in that amount to counsel and they sent the check to the IRS with a letter requesting penalty and interest abatement. The amount due at June 30, 2024 of $314,019 represents the interest and penalties. The Company has formally asked the IRS to abate all remaining interest and penalties of $314,019. The Company had a telephone conference on April 18, 2019 with the office of appeals and is waiting for further communications from the appeals officer. As of June 30, 2024, the Company’s tax counsel is in the process of reviewing recent IRS correspondence to determine appeals status and will work towards final resolutions with the IRS on all outstanding liabilities. The Company has decided to wait until all resolutions are final before making any adjustments to the balance of $314,019 owed to the IRS.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2024 and 2023

(11)	PROMISSORY NOTES – RELATED PARTIES

The following table is a summary of the outstanding related party note balances as of June 30, 2024 and 2023.

Noteholder	Interest Rate	Maturity Date	June 30, 2024	June 30, 2023
Related Party Notes:
Erhfort, LLC	15%	9/30/24	$100,000	$100,000
Erhfort, LLC	15%	9/30/24	100,000	100,000
JM One Holdings, LLC	15%	9/30/24	20,000	20,000
Erhfort, LLC	15%	9/30/24	100,000	100,000
Erhfort, LLC	15%	9/30/24	100,000	100,000
Erhfort, LLC	15%	9/30/24	100,000	100,000
Erhfort, LLC	15%	9/30/24	10,000	10,000
Erhfort, LLC	15%	9/30/24	10,000	10,000
Erhfort, LLC	0%	On Demand	2,260	2,260
Erhfort, LLC	0%	On Demand	3,669	3,669
Erhfort, LLC	0%	On Demand	1,620	1,620
Erhfort, LLC	0%	On Demand	1,100	1,100
Viable International Investments, LLC	0%	On Demand	7,865	7,865
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	3,000	3,000
Viable International Investments, LLC	0%	On Demand	15,000	15,000
Viable International Investments, LLC	0%	On Demand	30,000	30,000
Viable International Investments, LLC	0%	On Demand	10,000	10,000
Viable International Investments, LLC	0%	On Demand	10,000	10,000
Viable International Investments, LLC	0%	On Demand	10,000	10,000
Viable International Investments, LLC	0%	On Demand	5,000	5,000
Viable International Investments, LLC	0%	On Demand	10,000	10,000
Viable International Investments, LLC	0%	On Demand	8,847	8,847
Viable International Investments, LLC	0%	On Demand	12,768	12,768
Viable International Investments, LLC	0%	On Demand	9,988	9,988
Viable International Investments, LLC	0%	On Demand	7,968	7,968
Viable International Investments, LLC	0%	On Demand	6,968	6,968
Viable International Investments, LLC	0%	On Demand	7,786	7,786
Viable International Investments, LLC	0%	On Demand	5,368	5,368
Viable International Investments, LLC	0%	On Demand	5,488	5,488
Viable International Investments, LLC	0%	On Demand	11,568	11,568
Viable International Investments, LLC	0%	On Demand	6,975	6,975
Viable International Investments, LLC	0%	On Demand	411	-
Viable International Investments, LLC	0%	On Demand	1,232	-
Viable International Investments, LLC	0%	On Demand	1,570	-
Viable International Investments, LLC	0%	On Demand	1,570	-
Viable International Investments, LLC	0%	On Demand	1,570	-
Viable International Investments, LLC	0%	On Demand	1,570	-
Viable International Investments, LLC	0%	On Demand	1,570	-
Viable International Investments, LLC	0%	On Demand	1,570	-
Viable International Investments, LLC	0%	On Demand	1,570	-
Viable International Investments, LLC	0%	On Demand	1,570	-
Xi’an IDI	0%	On Demand	10,411	10,411
Total Related Party Notes			$777,852	$763,649

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2024 and 2023

(11)	PROMISSORY NOTES – RELATED PARTIES (Continued)

During the year ended June 30, 2024, the Company received loan proceeds of $14,203 from Viable International Investments, LLC with an annual interest rate of 0%. During the year ended June 30, 2023, the Company received loan proceeds of $83,724 from Viable International Investments, LLC and $4,980 from Erhfort, LLC with an annual interest rate of 0%. The Company also converted $3,669 of accounts payables into a loan from Erhfort, LLC with an annual interest rate of 0%, with no gain or loss recorded.

The maturity dates for all related party loans originally due on June 30, 2023, except those payable on demand, were extended to September 30, 2024 on June 30, 2023.

(12)	PPP LOAN

The following table is a summary of the outstanding PPP loan balances as of June 30, 2024 and 2023.

Noteholder	Interest Rate	Maturity Date	June 30, 2024	June 30, 2023
Truist Bank	1%	In Default	$72,930	$72,930
Total			72,930	72,930
Current Portion of Debt			(72,930)	(72,930)
Total Long-term Debt			$-	$-

On May 9, 2020, the Company entered into a loan with Truist Bank, a lender pursuant to the Paycheck Protection Program of the CARES Act as administered by the SBA in the amount of $79,600. The loan, in the form of a promissory note, matures on May 11, 2025. No additional collateral or guarantees were provided by the Company for the loan. The PPP loan provides for customary events of default. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, rent payments, mortgage interest and covered utilities during the 24-week period beginning on the date of loan disbursement.  The Company is required to repay the entire amount of outstanding principal, along with accrued interest, as the Company is not eligible for forgiveness. The Company began to make payments, beginning October 2021, including interest accruing at an annual interest rate of 1.0% beginning on the date of disbursement. On May 17, 2022, the Company received a default and demand letter from Truist Bank in regards to the PPP loan due to non-payment. As such the remaining balance of the PPP loan became due immediately. As of June 30, 2024 and June 30, 2023, the Company recorded an accrued interest balance related to the PPP Loan of $1,667 and $926, respectively. The accrued interest is included in accounts payable and accrued expenses on the balance sheet.

(13)	INCOME TAXES

The Company has net operating loss carryforwards for federal income taxes of approximately $45,000,000 at June 30, 2024, the unused portions of which expire in years 2025 through 2037. The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes “ASC 740”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial losses and the tax basis of assets and liabilities for both the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 “IRC 382” places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership). The issuance of the Company’s Series M Preferred Stock on August 4, 2014 resulted in a change of control as defined under IRC 382. As of the change of control date, the taxpayer’s net operating loss carryforwards from prior years was $72,478,914 and the pro rata share of pre-change losses in the tax year ended June 30, 2015 was $109,691. This resulted in total pre- change losses of $72,588,605 subject to limitation under IRC Section 382. On the change date the values of the old loss corporation was $3,168,568 and the AFR was 3.05% resulting in an annual limitation amount of $96,641. The pro rata share of post-change net operating loss incurred in the tax year ended June 30, 2015 and the net operating loss incurred in tax years ended June 30, 2016 through 2024 are not subject to limitation. Post change losses not subject to limitation through June 30, 2024 are $10,000,000. Approximately $5,900,000 of losses expire between 2023 and 2037. Approximately $5,600,000 have no expiration, but are subject to certain annual restrictions.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2024 and 2023

(13)	INCOME TAXES (Continued)

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended June 30, 2024 and 2023:

	2024	2023

Statutory federal rate	(21.00)%	(21.00)%
State tax rate, net of federal effect	(4.345)%	(4.345)%
Change in valuation allowance	25.345%	25.345%
Effective Tax Rate	-%	-%

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the years ended June 30, 2024 and 2023 were as follows:

	2024	2023
Deferred tax assets:
Inventory Reserve	$-	$25,367
Federal and state net operating loss carry forward	2,871,672	2,843,304
Total deferred tax asset	2,871,672	2,868,671
Less Valuation Allowance	(2,871,672)	(2,868,681)
Net deferred Tax Asset	$-	$-

The Company has fully reserved the deferred tax asset due to management’s determination that it is highly unlikely that the Company will generate taxable income in the future and realize the tax benefits of the net operating loss carryforwards and due to the limitation of income that can be offset by net operating loss carry forwards in future periods under IRC section 382 because of change in control that occurred on August 4, 2014. The valuation allowance increased by $3,001 for the year ended June 30, 2024 and increased by $129,234 for the year June 30, 2023. The increase in the valuation allowances for fiscal 2024 and 2023 is a result of the net operating losses incurred in that year exceeding the amount of net operating loss carryforward that expired in the same year as well as an increase in the effective tax rate.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2024 and 2023

(14)	CONVERTIBLE PREFERRED STOCK

The following schedule reflects the number of shares of preferred stock that have been issued and converted as of June 30, 2024:

Security	Date Issued	No. of Shares	Amount	Date of Conversion	No. of Shares Converted	Amount Converted	Balance 6/30/2024
Series L Cv Pfd	2/10/2010	35	$350,000	1/6/2011	15	$150,000	$200,000
Dividends							269,963
				Total redemption value			$469,963

Total Series M Cv Pfd	Various	600	$6,000,000	Various	600	$6,000,000	$-0-
Dividends							-0-
				Total redemption value			$-0-

Series L Convertible Preferred Stock

On March 31, 2010, a private investor converted a $350,000 short-term promissory note into 35 shares of Series L Convertible Preferred Stock. The original purchase price/stated value is $10,000 per share and dividends accrue at an annual rate of 9%. The preferred stock is convertible into 474 shares of common stock for each share of preferred stock. On January 6, 2011, the private investor converted 15 shares of Series L Convertible Preferred Stock representing a principal value of $150,000. After the conversion, the private investor held 20 shares representing a principal value of $200,000. The remaining principal value of $200,000 is presented on the balance sheet as temporary equity, as the holder has the option to redeem for cash at any time. At June 30, 2024 and 2023, there were 20 shares of Series L Convertible Preferred Stock outstanding. At June 30, 2024 and 2023, the balance of cumulative dividends owed to the investor which is included in redemption value was $269,963 and $251,939, respectively. The total presented on the balance sheet as temporary equity is $469,963 as of June 30, 2024 and $451,939 as of June 30, 2023.

Series M Convertible Preferred Stock

The Company had previously sold 600 Series M Convertible Preferred Stock to Viable International Investments, LLC, a Florida limited liability company, (“Viable”). Each share of the Series M Preferred Stock was convertible into 147,283 shares of Common Stock. In the event of a liquidation, the holders of the Series M Preferred Stock would have been entitled to receive, prior to any distribution of assets to holders of Common Stock or other class of capital stock or other equity securities of the Corporation, $10,000 per share of Series M Preferred Stock held plus accrued but unpaid dividends. The holders of the Series M Preferred Stock would have had identical voting rights as any holder of Common Stock and would have voted together, not as separate classes. The original purchase price/stated value of each share of Series M Preferred Stock was $10,000 and Viable was be entitled to receive cumulative dividends at the fixed rate of 9% of the stated value per share per annum. At June 30, 2024 and 2023, there were 0 shares Series M Preferred Stock outstanding. At June 30, 2024 and June 30, 2023, the balance of Series M Preferred stock was $0.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2024 and 2023

(15)	COMMON STOCK

The Company has 500,000,000 of common shares no par value authorized and 2,000,000 of no par preferred shares authorized.

The Company did not issue any shares of common or preferred stock during the years ended June 30, 2024 or June 30, 2023.

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

	As of June 30, 2024	As of June 30, 2023
Expected volatility	20% to 44%	20% to 44%
Expected term	0.34 to 1.83 Years	0.5 to 2.83 Years
Risk-Free interest rate	0.05% to 1.55%	0.05% to 2.49%
Forfeiture rate	0.00%	0.00%
Expected dividend rate	0.00%	0.00%

At June 30, 2024, the Company has unvested and vested options under the 2016 Plan with exercise prices at $.51 per share. The following table summarizes information about all of the stock options outstanding under the 2016 Plan at June 30, 2024 and 2023:

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2024 and 2023

(16)	STOCK OPTIONS (Continued)

Employees/Consultants	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2022	11,205,290	$0.30	1.39 Years	$-
Granted	-	$-
Expired	(5,500,000)	$(0.20)
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2023	5,705,290	$0.40	1.50 Years	$-
Granted	-	$-
Expired	(1,950,000)	$(0.20)
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2024	3,755,290	$0.51	0.98 Years	$-

The following table summarizes information about vested and unvested options under the 2016 Plan at June 30, 2024 and June 30, 2023. For the years ended June 30, 2024 and 2023 the Company recognized expenses for options that vested of $50,143 and $110,842, respectively:

Employees/Consultants	Unvested	Vested and Exercisable	Total
Outstanding at June 30, 2022	1,505,290	9,700,000	11,205,290
Granted	-	-	-
Vested and Exercisable	(875,000)	875,000	-
Cancelled	-	-	-
Expired	-	(5,500,000)	(5,500,000)
Outstanding at June 30, 2023	630,290	5,075,000	5,705,290
Granted	-	-	-
Vested and Exercisable	(375,000)	375,000	-
Cancelled	-	-	-
Expired	-	(1,950,000)	(1,950,000)
Outstanding at June 30, 2024	255,290	3,500,000	3,755,290

Unvested options will be expensed under the Black-Scholes options-pricing model when they vest. As of June 30, 2024, the remaining options to be expensed when vested are estimated to be $18,042.

At June 30, 2024, the Company has issued options pursuant to six different stock option plans, the most recent being the 2016 Plan. All the options for the previous five plans through and including the 2012 Non-Statutory Plan have expired.

IMAGING DIAGNOSTIC SYSTEMS, INC.

Notes to Financial Statements

June 30, 2024 and 2023

(16)	STOCK OPTIONS (Continued)

The tables below summarize information about these five plans:

Employees/Consultants	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2022	12	$350	0.11 Years	$-
Granted	-	$-
Exercised	-	$-
Cancelled	(12)	$(350)
Outstanding at June 30, 2023	-	$-	-	$-
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2024	-	$-	-	$-

Vested & Exercisable Stock Options	June 30, 2024	June 30, 2023
Employee 2016 Equity Plan	-	-
Director 2016 Equity Plan	-	-
Employee Other Plans	-	-
Directors and Consultants Other Plans	-	-
Total	-	-

The table below summarizes information about all stock options outstanding as of June 30, 2024:

	Outstanding Options			Vested Options
Range of Exercise price	Number Outstanding at June 30, 2024	Weighted Averaged Exercise Price	Weighted Averaged Remaining Life (Years)	Number Exercisable at June 30, 2024	Weighted Averaged Exercise Price	Weighted Averaged Remaining Life (Years)
$0.20 - $0.51	3,755,290	$0.51	0.98	3,500,000	$0.51	0.98
Total Outstanding options	3,755,290	$0.51	0.98	3,500,000	$0.51	0.98

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

June 30, 2024 and 2023

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

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Item 11. Executive Compensation

Table 6: Smaller Reporting Company Summary Compensation Table, Last 2 Completed Fiscal Years

Name and Positions	Year	Salary/Fee ($)	Bonus ($)	Stocks ($)	Options ($)	Other ($)	Total ($)

Chunming Zhang	FYE 06/30/23	-0-	-0-	-0-	-0-	-0-	-0-
CEO	FYE 06/30/24	-0-	-0-	-0-	-0-	-0-	-0-

David Fong	FYE 06/30/23	8,500	-0-	-0-	-0-	-0-	8,500
CFO	FYE 06/30/24	-0-	-0-	-0-	-0-	-0-	-0-

Guanliang Wang	FYE 06/30/23	-0-	-0-	-0-	-0-	-0-	-0-
Secretary	FYE 06/30/24	-0-	-0-	-0-	-0-	-0-	-0-

Lun Li	FYE 06/30/23	-0-	-0-	-0-	-0-	-0-	-0-
CEO	FYE 06/30/24	-0-	-0-	-0-	-0-	-0-	-0-

Rongbin Wang	FYE 06/30/23	-0-	-0-	-0-	-0-	-0-	-0-
CFO	FYE 06/30/24	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal Year-End
	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Lun Li1	1,500,000	--	--	$0.51	5/1/2026

[1]	These options were granted to Lun Li on May 1, 2019, while she served as a consultant to IDSI.

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

All share amounts in this table are adjusted for our 1 for 1000 reverse stock split effective July 27, 2018 (the “Reverse Stock Split”).

Name and Address of Beneficial Owner	Shares Owned	Percent of Class
Viable International Investments, LLC[1] 1221 East Robinson Street Orlando, Florida 32801	87,104,689	70.73%

Hongbo Li Unit 21, No. 1 Building #288 Ning Xia Road Qingdao, Shandong, China	7,424,553	6.03%

Officers and Directors

Lun Li	1,500,000[2]	.61%

Lixin Yang[3]	87,104,689[3]	70.73%

Zhongzhe Liu	--	--

Rongbin Wang	--	--

Guanliang Wang	--	--

All Directors and Executive Officers as a group (5 persons)	88,604,689[4]	70.90%

[1]	Viable International Investments LLC(“Viable”) is beneficially owned 72% by Lixin Yang, IDSI Director and Chairman of Viable China, and 28% by Hoi Po Yeung (Paul Yeung), brother of Lixin Yang, through Invescope, LLC (“Invescope”), a Florida limited liability company owned by other members of his family. Chunming Zhang, our former CEO, is the wife of Lixin Yang. She disclaims beneficial ownership of the shares held by Viable.

[2]	These shares are covered by currently exercisable stock options.

[3]	All of the Viable shares are beneficially owned by Mr. Yang, a 72% owner of Viable, due to his voting control of Viable.

[4]	Includes 1,500,000 shares covered by currently exercisable stock options.

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

In June 2017, IDSI entered into a licensing agreement with Xi’an IDI which grants to Xi’an IDI the exclusive right to manufacture the CTLM® in China and market and sell the CTLM® in China, Taiwan, Hong Kong and Macau. Under this agreement, Xi’an IDI must pay to IDSI a royalty of 25% of its gross sales of CTLM® systems. Also, IDSI sells inventory parts to Xi’an IDI or acquires parts from third parties on behalf of Xi’an IDI. During the year ended June 30, 2024 there were no sales made to Xi’an IDI pursuant to this agreement. A majority of the shares of Xi’an IDI are beneficially owned by Lixin Yang.

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

Item 14. Principal Accounting Fees and Services

For the Fiscal Years ended June 30, 2024 and 2023, we were billed fees totaling $45,000 and $45,750, respectively, to our independent registered public accounting firm, Assurance Dimensions. The fees for the fiscal 2023 audit and for all fiscal 2024 services will be paid in fiscal 2025.

	June 30,
	2024	2023
Fees for Annual Audits	$30,000	$30,000
Fees for Quarterly Reviews	15,000	15,750
Totals	$45,000	$45,750

PART IV

Item 15. Exhibits, Financial Statement Schedules

4.1	Description of Securities
31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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